Form 10-Q
period 2008-09-30
LendingClub Corp
filed 2008-11-24
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number: 333-151827
LendingClub Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0605731 (I.R.S. Employer Identification No.)

440 North Wolfe Road Sunnyvale, California (Address of principal executive offices)	94085 (Zip Code)
(408) 524-1540
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 17, 2008, there were 8,190,000 shares of the registrant’s common stock outstanding.

LENDING CLUB CORPORATION

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding Lending Club borrower members, credit scoring, FICO scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
•	the status of borrower members, the ability of borrower members to repay member loans and the plans of borrower members;
•	expected rates of return and interest rates;
•	the attractiveness of our lending platform;
•	our financial performance;
•	the impact of our new structure on our financial condition and results of operations;
•	the availability and functionality of the trading platform;
•	our ability to retain and hire competent employees and appropriately staff our operations;
•	regulatory developments;
•	our intellectual property; and
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in forward-looking statements. We have included important factors in the “Risk Factors” section that could cause actual results or events to differ materially from these forward-looking statements. You should carefully review those factors and also the risks outlined in other documents we have filed with the Securities and Exchange Commission, including the prospectus for the Member Payment Dependent Notes (the “Notes”) dated October 13, 2008. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LENDINGCLUB CORPORATION
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(unaudited)

ASSETS

Cash and cash equivalents	$6,140,709	$5,605,179
Restricted cash	452,000	410,000
Loans held for investment, net of allowance for loan loss reserve of $658,555 and $373,624, respectively	8,150,574	6,245,933
Other receivable	3,469	10,147
Loan servicing rights, at fair value	81,832	87,719
Prepaid expenses and other assets	72,094	87,352
Property and equipment, net	162,653	172,116
Deposits	53,450	28,250

Total assets	$15,116,781	$12,646,696

LIABILITIES

Accounts payable	$1,869,839	$403,808
Accrued expenses	685,647	197,568
Deferred revenue	81,832	87,719
Loans payable, net of debt discount	8,806,836	5,948,624
Convertible notes payable, net of debt discount	—	687,179

Total liabilities	11,444,154	7,324,898

PREFERRED STOCK

Preferred stock	15,204,287	10,118,831

Total preferred stock	15,204,287	10,118,831

STOCKHOLDERS’ DEFICIT

Common stock	81,900	81,900
Additional paid-in capital	3,276,315	2,950,598
Accumulated deficit	(14,889,875)	(7,829,531)

Total stockholders’ deficit	(11,531,660)	(4,797,033)

Total liabilities, preferred stock and stockholders’ deficit	$15,116,781	$12,646,696

The accompanying notes are an integral part of these condensed financial statements.

LENDINGCLUB CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues
Interest income, net	$249,938	$67,129	$465,233	$71,510
Interest expense	(600,449)	—	(879,568)	—

Net interest income (expense) before provision for loan losses	(350,511)	67,129	(414,335)	71,510
Provision for loan losses	(129,730)	—	(284,931)	—

	(480,241)	67,129	(699,266)	71,510

Net interest income (loss) after provision for loan losses

Amortization of loan servicing rights	10,427	427	29,926	427

Total (losses) revenues	(469,814)	67,556	(669,340)	71,937

Operating expenses
Sales, marketing and customer service	382,412	446,133	901,419	668,618
Engineering	475,174	460,585	984,142	814,455
General and administrative	2,019,661	763,930	4,505,443	1,274,243

Total operating expenses	2,877,247	1,670,648	6,391,004	2,757,316

Loss before provision for income taxes	(3,347,061)	(1,603,092)	(7,060,344)	(2,685,379)

Provision for income taxes	—	—	—	—

Net loss	(3,347,061)	(1,603,092)	(7,060,344)	(2,685,379)

Amortization of beneficial conversion feature on convertible preferred stock	134,066	—	156,410	—

Net loss attributable to common stockholders	$(3,212,995)	$(1,603,092)	$(6,903,934)	$(2,685,379)

Basic and diluted net loss per share	$(0.39)	$(0.26)	$(0.84)	$(0.44)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,190,000	6,160,256	8,190,000	6,160,256
The accompanying notes are an integral part of these condensed financial statements.

LENDINGCLUB CORPORATION
CONDENSED STATEMENT OF CASH FLOWS

	Six Months Ended
	September 30, 2008	September 30, 2007
	(unaudited)
Cash flows from operating activities
Net loss	$(7,060,344)	$(2,685,379)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	29,204	13,547
Non-cash interest expense	459,948	—
Stock-based compensation expense	33,031	31,172
Change in fair value of loan servicing rights	5,887	—
Interest capitalized on loans	(78,495)	—
Provision for loan losses	284,931	—
Changes in operating assets and liabilities
Other receivable	6,678	(22,774)
Deposits	(25,200)	14,400
Prepaid expenses and other assets	15,259	(19,564)
Accounts payable	1,466,031	(17,046)
Accrued expenses	488,079	37,001
Deferred revenue	(5,887)	—

Net cash used in operating activities	(4,380,878)	(2,648,643)

Cash flows from investing activities
Loans originated	(3,584,575)	—
Repayment of loans originated	1,473,497	—
Increase in restricted cash	(42,000)	—
Purchase of property and equipment	(19,741)	(126,727)

Net cash used in investing activities	(2,172,819)	(126,727)

Cash flows from financing activities
Proceeds from issuance of loans payable	4,407,964	—
Payments on loans payable	(1,349,618)	—
Proceeds (repayments) of note payable to shareholder	—	109,288
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	4,030,881	9,943,831
Proceeds from issuance of common stock	—	1,499,266

Net cash provided by financing activities	7,089,227	11,552,385

Net increase in cash and cash equivalents	535,530	8,777,015

Cash and cash equivalents — beginning of period	5,605,179	210,404

Cash and cash equivalents — end of period	$6,140,709	$8,987,419

The accompanying notes are an integral part of these condensed financial statements.

LENDINGCLUB CORPORATION
Notes to Condensed Financial Statements
(unaudited)
1. Basis of Presentation
The condensed balance sheet as of September 30, 2008, the condensed statements of operations for the three months and six months ended September 30, 2008 and 2007, respectively, and the condensed statements of cash flows for the six months ended September 30, 2008 and 2007, respectively, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made for a fair presentation of interim results. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed balance sheet as of March 31, 2008 has been derived from the audited financial statements at that date.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended March 31, 2008 included in the Company’s Registration Statement on Form S-1, Amendment No. 3 (File Number 333-151827).
2. Summary of Significant Accounting Policies
There have been no material changes to any of our critical accounting policies and estimates as disclosed in the Company’s Registration Statement on Form S-1, Amendment No. 3 (File Number 333-151827).
Liquidity
The Company has incurred operating losses since its inception. For the three and six months ended September 30, 2008, the Company incurred a net loss of $3,347,061 and $7,060,344, respectively. For the six months ended September 30, 2008, the Company had negative cash flow from operations of $4,380,878. Additionally, the Company has an accumulated deficit of $14,889,875 since inception and a stockholders’ deficit of $11,531,660 as of September 30, 2008.
Since its inception, the Company has financed its operations through debt and equity financing from various sources. The Company is dependent upon raising additional capital or seeking additional debt financing to fund its current operating plans. Failure to obtain sufficient debt and equity financing and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect the Company’s ability to achieve its business objectives and continue as a going concern. Further, there can be no assurance as to the availability or terms upon which the required financing and capital might be available.
During the period April 15, 2008 through August 29, 2008, the Company had raised and received $4,407,964 in additional funding from the issuance of secured promissory notes. In addition, on September 29, 2008, the Company issued and sold 3,802,817 shares of Series A convertible preferred stock for aggregate cash consideration of $4,050,000, and the Company issued 990,211 shares of Series A convertible preferred stock in connection with the conversion of convertible notes, which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575.
On October 16, 2008, in connection with the financing term loan with borrowing arrangements discussed in Note 5 — Loans Payable, the Company drew down $700,000 against the Company’s $5,000,000 credit facility. On November 12, 2008, the Company drew down the remaining balance of $700,000 against the Company’s $5,000,000 credit facility. As of this date, there are no additional funds available under this facility.

Loans held for investment
The Company participates in the lending platform as a lender in order to ensure a sufficient level of funding for borrower members. Funds for such loans were obtained through the Company’s borrowings under loan facilities with various entities (see Note 5 — Loans Payable — Financing term loan). As of September 30, 2008 and March 31, 2008, we had funded an aggregate total of $10,547,450 and $6,962,874, respectively, for member loans to borrowers that we have retained. These loans are classified as held for investment based on management’s intent and ability to hold such loans for the foreseeable future or to maturity. Loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses incurred as of the balance sheet date. A loan’s cost includes its unpaid principal balance along with unearned income, comprised of fees charged to borrower members offset by incremental direct costs for loans originated by the Company. Unearned income is amortized ratably over the loan’s contractual life using the effective interest method.
Allowance for loan losses
The Company may incur losses in connection with funded loans it holds for investment if borrower members fail to pay their monthly scheduled loan payments. The Company provides for incurred losses on loans with an allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”). The allowance for losses is a valuation allowance established to provide for estimated incurred credit losses in the portfolio of loans held for investment at the balance sheet date.
The allowance for loan losses is evaluated on a periodic basis by management, and represents an estimate of potential credit losses based on a variety of factors, including the composition and quality of the loan portfolio, delinquency levels and trends, probable expected losses for the next twelve months, current and historical charge-off and loss experience, current industry charge-off and loss experience, the condition of the market, the interest rate climate and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex and requires judgment by management about the effect of matters that are inherently uncertain.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. The Company’s loan portfolio is comprised primarily of small groups of homogeneous, unsecured loans made to borrower members. The Company does not evaluate individual homogeneous loans for impairment. These loans are generally placed on non-accrual status when they become 90 days delinquent. The Company’s estimate of the required allowance for loan losses is developed by estimating both the rate of default of the loans and the amount of loss in the event of default. The rate of default is assigned to the loans based on their attributes (including borrower member FICO score and credit grade) and collection status. The rate of default is based on analysis of actual and expected migration of loans from each aging category to default over a twelve month period. Loans more than 90 days past due are assigned a rate of default that measures the percentage of such loans that default over their lives as it is assumed that the condition causing the ultimate default currently exists. The default rate of the loan is then multiplied by an average loss rate for the type of loan. Loan losses are charged against the allowance when management believes the loss is confirmed. The Company makes an initial assessment of whether a charge-off is required on our delinquent loans no later than the 120th day of delinquency. For the three and six months ended September 30, 2008, we have identified for charge off, a total of 23 and 31 loans, respectively, with an aggregate principal balance of $74,156 and $138,115, respectively. Our aggregate total of loan loss reserves were $658,555 and $373,624 for the three months ended September 30, 2008 and for the fiscal year ended March 31, 2008, respectively. For the three months ended September 30, 2008, there were no charge-offs recorded against the allowance for loan losses.
Revenue recognition
Revenues primarily result from interest earned on loans held for investment (see Note 11 — Net Interest Income) and transaction fees, which are borrower origination fees (borrower member paid) and lender member service charges (lender member paid).
Interest income is accrued and recorded in the accompanying statements of operations as earned. Loans are placed on non-accrual status when any portion of scheduled principal or interest payments are 90 days past due, or earlier, when concern exists as to the ultimate collectability of outstanding principal or interest. When a loan is placed on non-accrual status, the accrued and unpaid interest is reversed against interest income and interest income is recorded when the principal balance has been reduced to an amount that is deemed collectible. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible on a timely basis.

Revenues related to borrower origination fees are recognized in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Non-refundable Fees and Costs.” The loan origination fee charged to borrower members is determined by the credit grade of their unsecured loan and currently ranges from 0.75% to 3.0% of the aggregate loan amount. The loan origination fee is included in the Annual Percentage Rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A loan is considered funded when the Automated Clearing House (“ACH”) transaction has been initiated to the borrower member’s bank account.
Borrower origination fees are accounted for in one of two methods, depending upon whether the loans were sold to lender members and are therefore not recorded on the accompanying balance sheets (“transferred loans”) or were funded directly by LendingClub and as such, are recorded on the accompanying balance sheet (“loans held for investment”). These two types of loan origination fee transactions are accounted for as follows:
•	Borrower origination fees for transferred loans — Because the earnings process is deemed to be complete at the time these loans are transferred to the lender members, and there is no recourse to LendingClub in the event of default by the borrower member, LendingClub recognizes 100% of this type of loan origination fee as revenue at the time the loan is transferred to the lender member.
•	Borrower origination fees for loans held for investment — Borrower origination fees from loans funded directly by LendingClub are offset by direct loan origination costs. The net amount is initially deferred and subsequently amortized ratably over the term of the loan as an adjustment to yield, and is reported in the accompanying statements of operations as interest income. As of September 30, 2008 and March 31, 2008, the Company had net unamortized deferred loan origination fees (costs) of ($23,251) and $55,244, respectively. (see Note 4 — Loans Held for Investment). These deferred loan origination costs will be amortized monthly as interest income through July 2011.
Lender service charge revenue is recognized in accordance with Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 156”). Currently, a 1% servicing fee is charged to the lender member and is deducted from the lender member’s account at the time that the monthly payment is received from the borrower member. The servicing fee is charged on each payment until the loan is either paid in full or becomes delinquent, goes on non-accrual status or is charged-off.
Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, and loans held for investment. The Company places its cash, cash equivalents and restricted cash in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds the FDIC insured amounts. The Company performs credit evaluations of its borrower members’ financial condition and does not require collateral. The Company maintains reserves for potential credit losses, and to date, such losses have not been significant.
3. Net Loss Attributable to Common Stockholders
The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.
In January 2008, as detailed in Note 6 — Convertible Notes Payable, the Company issued two subordinated convertible promissory notes totaling $1,000,000. Additionally, as detailed in Note 7- Preferred Stock — Preferred stock warrants, in connection with the issuance of these subordinated convertible promissory notes, the Company issued warrants to purchase 234,742 shares of Series A convertible preferred stock, and the Company recorded a beneficial conversion feature of $178,755 of which a total of $134,066 and $156,411 was amortized to interest expense during the three and six months ended September 30, 2008, respectively. Because the convertible preferred stock and the subordinated convertible promissory notes are deemed to be anti-dilutive, and therefore excluded from the computation of basic earnings per share, the net loss attributable to common stockholders has been decreased by the value of this amortized beneficial conversion feature. The effect of this beneficial conversion feature has been reflected in the accompanying statements of preferred stock and stockholders’ deficit.

The following table details the computation of the net loss per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Net loss	$(3,347,061)	$(1,603,092)	$(7,060,344)	$(2,685,379)
Add: amortization of beneficial conversion feature of convertible preferred stock	134,066	—	156,410	—

Net loss attributable to common stockholders	$(3,212,995)	$(1,603,092)	$(6,903,934)	$(2,685,379)

Weighted-average common shares outstanding, basic and diluted:	8,190,000	6,160,256	8,190,000	6,160,256
Net loss per common share:
Basic and diluted	$(0.39)	$(0.26)	$(0.84)	$(0.44)
Due to the losses attributable to common stockholders for each of the periods presented in the table below, the following potentially dilutive shares are excluded from the basic and diluted net loss per share calculation as including such shares in the calculation would be anti-dilutive.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Excluded securities:
Weighted-average Series A convertible preferred stock	11,386,799	1,017,252	11,386,799	1,017,252
Weighted-average restricted stock options issued to employees	1,538,926	793,769	1,538,926	793,769
Weighted-average warrants and contingent shares outstanding	928,211	71,500	928,211	71,500

Total common stock equivalents excluded from diluted net loss per common share	13,853,936	1,882,521	13,853,936	1,882,521

4. Loans Held for Investment
Loans held for investment are as follows:

	September 30,	March 31,
	2008	2008
	(unaudited)

Unsecured borrower member loans	$8,785,878	$6,674,801
Deferred borrower origination fees and costs, net	23,251	(55,244)

	8,809,129	6,619,557
Allowance for loan losses	(658,555)	(373,624)

Loans held for investment, net	$8,150,574	$6,245,933

As of September 30, 2008, there were no loans on non-accrual status.
Changes in the allowance for loan losses, the composition of the provision for loan losses and the allowance for loan losses were as follows:

Balance at March 31, 2008	$373,624
Provision for loan losses	155,201

Balance at June 30, 2008 (unaudited)	528,825
Provision for loan losses	129,730

Balance at September 30, 2008 (unaudited)	$658,555

5. Loans Payable
Loans payable consists of the following:

	September 30,	March 31,
	2008	2008
	(unaudited)

Growth term loan	$2,258,496	$2,715,340
Unamortized discount on growth capital term loan	(56,175)	(70,219
Financing term loan	3,010,082	3,538,010
Unamortized discount on financing term loan	(193,312)	(234,507
Notes payable — private placement investors	4,043,118	—
Unamortized discount on notes payable	(255,373)	—

Total loans payable	$8,806,836	$5,948,624

At September 30, 2008, future maturities due on all loans payable were as follows:

September 30,
2008
(unaudited)

2009	$1,692,834
2010	3,642,696
2011	3,628,422
2012	347,744

9,311,696
Less amount representing debt discount	(504,860)

Total loans payable	$8,806,836

Growth capital term loan
In October 2007, the Company entered into a loan and security agreement with a bank that allows for borrowings up to $3,000,000 to be used to finance the growth of the Company by providing for working capital needs. The loan is secured by substantially all of the assets of the Company except its intellectual property rights. The loan agreement requires the Company to comply with certain non-financial covenants, and as of September 30, 2008, the Company was not in compliance with these covenants. However, the Company did enter into a forbearance agreement with the bank with respect to these events of default. Borrowings bear interest at a fixed rate of 8.5% per annum. Each advance is repayable in 36 equal monthly installments of principal and interest commencing the first day of the month following the advance.

In connection with this loan agreement, the Company issued a fully vested warrant to purchase 98,592 shares of Series A convertible preferred stock (see Note 7 Preferred Stock). The Company recorded a debt discount of $84,263, and amortization of the debt discount was $7,022 and $0, during the three months ended September 30, 2008 and 2007 and $14,044 and $0 for the six months ending September 30, 2008 and 2007, respectively and was recorded as interest expense. The bank also received the right to invest up to $500,000 in the Company’s next round of equity financing on the same terms as offered to other investors. The growth capital term loan also requires the Company to maintain a certificate of deposit with the bank of $150,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. At September 30, 2008, no amounts were available for future financing under this agreement.
Financing term loan
In February 2008, the Company entered into a loan and security agreement with a lender that provides for financing of up to $5,000,000 in loans issued by the Company to borrower members. The financing term loan was available for advances through June 30, 2008. In February and March 2008, the Company received advances totaling $3,600,000. The interest rate is fixed at 10.0% per annum. The agreement requires that proceeds received from borrower member payments on loans issued by the Company be used to pay down the financing term loan. The financing term loan is secured by substantially all of the assets of the Company except its intellectual property rights and requires the Company to maintain a certificate of deposit with a bank of $250,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets.
In connection with this loan agreement, the Company issued through various dates during fiscal 2008, fully vested warrants to purchase an aggregate of 289,201 shares of Series A convertible preferred stock (see Note 7 Preferred Stock). The Company recorded a debt discount of $247,168, and amortization of the debt discount was $20,597 and $0 during the three months ended September 30, 2008 and 2007 and $41,195 and $0 for the six months ending September 30, 2008 and 2007, respectively, and was recorded as interest expense. In addition, the lender also received additional warrants to purchase shares of Series A convertible preferred stock equal to 3% of the cash advance loans, at such time of loan, up to a maximum of 150,000 shares, pursuant to the terms of the financing loan agreement. The lender also received the right to invest up to $500,000 in the Company’s next round of equity financing on the same terms as offered to other investors. At September 30, 2008, $1,400,000 was available under this agreement.
Notes payable — private placement investors
From April 2008 to August 2008, the Company issued a series of loan and security agreements to accredited investors totaling $4,407,964. Each note is repayable over three years and bears interest at the rate of 12% per annum. The Company is using the proceeds of these notes to fund loans to qualified borrower members.
In connection with these loan agreements, the Company issued through various dates during the quarter ended September 30, 2008, fully vested warrants to purchase an aggregate of 18,778 shares of Series A convertible preferred stock (see Note 7 Preferred Stock). The Company recorded a debt discount of $11,162, and amortization of the debt discount was $620, and was recorded as interest expense, during the quarter ended September 30, 2008.
6. Convertible Notes Payable
In January 2008, the Company issued subordinated convertible promissory notes (the “Convertible Notes”) to two venture capital stockholders with principal amounts of $500,000 each, under the terms of a note and warrant purchase agreement. The Convertible Notes bear interest at the rate of 8% per annum, and principal and interest are due in full on January 24, 2010, unless an equity financing with total proceeds of at least $3,000,000 occurs first. Should such equity financing occur, the principal balance and accrued interest of the Convertible Notes will automatically convert into equity securities at the same price and under the same terms as those offered to the other equity investors.
In connection with the issuance of Convertible Notes, the Company issued warrants to purchase an aggregate of 234,742 shares of Series A convertible preferred stock to the Convertible Notes holders (see Note 7 Preferred Stock), and recorded a debt discount of $178,755. The fair value of these warrants was calculated using the Black-Scholes option pricing model with the following assumptions: a volatility of 72.7%, a contractual life of seven years, no dividend yield and a risk-free interest rate of 4.51%. This debt discount is being amortized to interest expense over the life of the Convertible Notes. For the three and six months ended September 30, 2008, the unamortized balance of the loan discount was $0 and $0, respectively, and the related interest expense recognized during the three and six months ended September 30, 2008 was $134,066 and $156,411, respectively.
On September 29, 2008, the Company converted two subordinated convertible promissory notes, which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575 into shares of Series A convertible preferred stock at a purchase price of $1.065 per share. The company issued 495,106 shares for principal and interest to each venture capital stockholder for an aggregate total of 990,212 shares.

7. Preferred Stock
Convertible preferred stock
In September 2008, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares which the Company is authorized to issue from 36,000,000 shares to 49,500,000 shares, 32,000,000 of which are common stock, and 17,500,000 of which are preferred stock.
On September 29, 2008, the Company issued 3,802,817 shares of Series A convertible preferred stock for aggregate cash consideration of $4,050,000. Additionally, the Company issued 990,212 shares of Series A convertible preferred stock in connection with the conversion of convertible notes (See Note 6 — Convertible Notes Payable), which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575.
Preferred stock warrants
In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features,” and EITF No. 00-27, “ Application of Issue No. 98-5 to Certain Convertible Instruments,” the intrinsic value of the beneficial conversion feature (“BCF”) was determined to be equal to the fair value of the warrants as estimated above.
During August 2008, in connection with the borrowing arrangements discussed in Note 5 — Loans Payable — Notes Payable — Private Placement Investors, the Company issued fully vested warrants to purchase 18,778 shares of Series A convertible preferred stock at $1.065 per share. The warrants may be exercised at any time on or before August 2013.
The fair value of these warrants was estimated to be $11,162 using the Black-Scholes option pricing model with the following assumptions: a volatility of 63.6%, a contractual life of five years, no dividend yield and a risk-free interest rate of 2.98%. These values were capitalized as debt discounts and are being amortized to interest expense over the three year term of the loan agreements.
8. Stockholders’ Deficit
Common stock
As of September 30, 2008, the Company has reserved shares of common stock for future issuance as follows (unaudited):

Convertible preferred stock	14,430,429
Options to purchase common stock	2,042,175
Options available for future issuance	1,649,825
Convertible preferred stock warrants	1,109,185
Common stock warrants	325,000

Total common stock reserved for future issuance	19,556,614

9. Stock-Based Compensation
Under the Company’s 2007 Stock Incentive Plan (the “Option Plan”), the Company may grant options to purchase shares of common stock to employees, executives, directors and consultants at exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory options. An aggregate of 3,692,000 shares have been authorized for issuance under the Option Plan. These options generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 12 quarters thereafter.

The Option Plan allows for employees to early exercise options on the first anniversary date of employment, regardless of the vested status of granted options. If an employee terminates prior to fully vesting in options that have been early exercised, the Company repurchases the common stock associated with unvested options at the original exercise price. As of September 30, 2008, there have been no such repurchases.
The Company utilized the Black-Scholes option pricing model for estimating the fair value of stock options granted with the following weighted average assumptions for the three months and six months ended September 30, 2008 and 2007.:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Expected dividend yield	0%	0%	0%	0%
Expected volatility	63.6%	72.7%	63.6%	72.7%
Risk-free interest rates	3.38%	4.51%	3.38%	4.51%
Expected life	6.25 years	6.11 years	6.25 years	6.11 years
Options activity under the Option Plan is summarized as follows for the periods indicated:

		Options Outstanding		Exercisable Options
			Weighted		Weighted
			Average		Average
	Shares		Exercise		Exercise
	Available for	Number of	Price per	Number of	Price per
	Grant	Shares	Share	Shares	Share

Balances at March 31, 2008	2,249,000	1,443,000	$0.27	393,250	$0.27
Cancelled	336,375	(336,375)	0.27	—	—

Balances at June 30, 2008	2,585,375	1,106,625	0.27	509,438	0.27
Granted	(964,800)	964,800	0.27	—	—
Cancelled	29,250	(29,250)	0.27	—	—

Balances at September 30, 2008	1,649,825	2,042,175	0.27	1,042,000	0.27

A summary of the exercisable and vested stock options outstanding by exercise price at September 30, 2008, is as follows:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
	Number of	Price per	Contractual	Number of	Price per
	Shares	Share	Life (Years)	Shares	Share

Exercise price $0.27	2,042,175	$0.27	9.27	1,042,000	$0.27
The Company has elected to use the calculated-value method under SFAS 123R to calculate the volatility assumption for fiscal 2008 and 2007. The expected life assumption was determined based upon historical data gathered from public peer companies. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. The Company has paid no cash dividends and does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing models.

The following table presents details of stock-based compensation expenses by functional line item for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Sales, marketing and customer service	$1,654	$2,616	$4,672	$4,430
Engineering	6,897	8,308	15,356	16,165
General and administrative	7,714	5,289	13,003	10,577

	16,265	16,213	33,031	31,172
Less stock-based compensation expense for non-employees	(1,145)	(553)	(1,748)	(854)

Total employee stock-based compensation expense	$15,120	$15,660	$31,283	$30,318

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.
During the three months ended September 30, 2008 and 2007, the Company granted stock options to purchase 964,800, and 143,000 shares, respectively, of common stock with a weighted average grant date fair value of $0.17 and $0.17, respectively, per share. During the six months ended September 30, 2008 and 2007, the Company granted stock options to purchase 964,800 and 182,000 shares, respectively, of common stock with a weighted average grant date fair value of $0.19 and $0.19, respectively, per share. As of September 30, 2008, total unrecognized compensation cost was $219,306. These costs are expected to be recognized through July 2012.
10. Income Taxes
As part of the process of preparing the Company’s financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the Company’s income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the accompanying balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income.
As of September 30, 2008, the Company continued to have a full valuation allowance against its net deferred tax assets. The Company believes that its deferred tax assets will more likely than not be realized. For the six months ended September 30, 2008, the Company was in a loss position. The Company does not have any foreign operations and therefore did not record any tax provisions during the period.
The Company adopted the provisions of FIN 48 on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the largest amount of a tax position that is more-likely-than-not to be sustained upon audit, based on the technical merits of the position. The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows for fiscal 2008.
The Company files income tax returns in the U.S. federal jurisdiction and California jurisdictions. The Company’s tax years for 2006 and forward are subject to examination by the U.S. and California tax authorities as the statutes of limitation are still open.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any unrecognized tax benefits and associated accrued interest or penalties nor was any interest expense or penalties recognized during fiscal 2008.

11. Net Interest Income
The following table summarizes net interest income (expense) as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Interest income
Loans held for investment	$239,563	$18,054	$437,320	$—
Cash and cash equivalents	10,375	49,075	27,913	2,927

Total interest income	$249,938	$67,129	$465,233	$2,927

Interest expense
Loans payable	$260,672	$—	$434,306	$—
Convertible notes payable	19,945	—	39,890	—
Amortization of debt discount	185,766	—	248,962	—
Amortization of BCF	134,066	—	156,410	—

Total interest expense	$600,449	$—	$879,568	$—

12. Commitments and Contingencies
Operating leases
The Company leases its principal administrative and service facilities, as well as office equipment, under a month-to-month operating lease cancelable with one month notice. Rent expense was $37,200 and $29,600 for the three months ended September 30, 2008 and 2007, respectively, and $74,400 and $53,725 for the six months ended September 30, 2008 and 2007, respectively.
Securities law compliance
From May 2007 through April 2008, the Company sold approximately $7.4 million of loans to lender members who were unaffiliated with LendingClub through the LendingClub platform whereby the Company assigned promissory notes directly to lender members. The Company did not register the offer and sale of the promissory notes offered and sold through the LendingClub platform under the Securities Act of 1933 or under the registration or qualification provisions of the state securities laws. The Company’s management believes that the question of whether or not the operation of the LendingClub platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the Company’s platform were viewed as a securities offering, the Company would have failed to comply with the registration and qualification requirements of federal and state law and lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933 is one year from the violation.
The Company’s decision to restructure its operations and cease sales of promissory notes offered through the platform effective April 7, 2008 limited this contingent liability so that it only relates to the period from the launch of the Company’s platform in May 2007 until April 7, 2008, the termination of sales under the Company’s prior operating structure.
The Company has not recorded an accrued loss contingency under SFAS 5 in connection with this contingent liability. Accounting for loss contingencies pursuant to SFAS 5 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. The Company has assessed the contingent liability related to prior sales of loans on the platform in accordance with SFAS 5 and has determined that the occurrence of the contingency is reasonably possible. In accordance with SFAS 5, the Company has estimated the range of loss as of September 30, 2008 as between $0 and $6.8 million, which is, as of September 30, 2008, the aggregate principal balance of member loans sold to persons unaffiliated with Lending Club from inception through April 7, 2008. In making this assessment, the Company considered its view, described above, that analyzing whether or not the operation of the Lending Club platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain. In addition, the Company considered its belief that lender members have received what they expected to receive in the transactions under the Company’s prior operating structure. Generally, the performance of the outstanding member loans had, in the Company’s view, delivered to lender members the benefits they expected to receive in using the Lending Club platform.

Due to the legal uncertainty regarding the sales of promissory notes offered through the Lending Club platform under the Company’s prior operating structure as described above, the Company decided to restructure its operations to resolve such uncertainty. The Company began its implementation of this decision on April 7, 2008, when it ceased offering lender members the opportunity to make purchases on the Lending Club platform, ceased accepting new lender member registrations and ceased allowing new funding commitments from existing lender members. Furthermore, pursuant to this decision, the Company filed a registration statement on Form S-1, Amendment No. 3, with the SEC (as described in the following paragraph), in which the Company described the restructuring of its operations and its new operating structure. The Company resumed accepting new lender members and allowing transactions with lender members starting October 13, 2008, after the date such registration statement became effective.
On June 20, 2008, the Company filed a registration statement with the Securities and Exchange Commission with respect to the offering of $600,000,000 of Member Payment Dependent Notes. The change in the operation of the Company’s platform, as well as the Company’s adoption of new accounting pronouncements, will have a significant impact on the Company’s financial statements and results of operations for periods following October 10, 2008, the effective date of that registration statement. Because the Notes are a novel financing structure, we will continue to evaluate the impact the changes this shift in our operations will have on our financial condition, results of operations and cash flow.
We plan to adopt the provisions of SFAS No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We intend to apply the provisions of SFAS 159 to the Notes and member loans issued after October 13, 2008. We do not anticipate applying the provisions of SFAS 159 to loans issued prior to October 13, 2008.
13. Subsequent Events
On October 7, 2008, the Company entered into amendments to the Company’s growth capital term loan and financing term loan. These amendments became effective as of October 10, 2008, the date of effectiveness of the Company’s registration statement, whereby the lenders waived certain past covenant violations by the Company and consented to the Company’s new operating structure. In connection with the amendments to one of these facilities, the Company issued the lender a fully vested warrant to purchase 37,558 shares of Series A convertible preferred stock at an exercise price of $1.065 per share.
On October 13, 2008, the Company commenced a public offering of up to $600,000,000 in principal amount of the Company’s Member Payment Dependent Notes pursuant to a registration statement on Form S-1, Amendment No. 3, (as described above). The offering is a continuous offering. The registration statement was declared effective by the SEC on October 10, 2008. From October 13, 2008 to November 18, 2008, we sold $2,283,900 in principal amount of Notes at 100% of their principal amount. As set forth in the registration statement, as amended, the Company is incurring estimated expenses of approximately $3,180,983 in connection with the offering. As set forth in the prospectus for the offering, the Company is using the proceeds of each series of Notes to fund a member loan through the LendingClub platform designated by the lender members purchasing such series of Notes.
On October 16, 2008, in connection with the financing term loan with borrowing arrangements discussed in Note 5 — Loans Payable, the Company issued to the lender under the facility fully vested warrants to purchase 19,718 shares of Series A convertible preferred stock at $1.065 per share due to the Company drawing down $700,000 against the Company’s $5,000,000 credit facility. The warrants may be exercised at any time on or before October 2018. On November 12, 2008, in connection with the financing term loan with borrowing arrangements discussed in Note 5 — Loans Payable, the Company issued to the lender under the facility fully vested warrants to purchase 19,718 shares of Series A convertible preferred stock at $1.065 per share due to the Company drawing down the remaining balance of $700,000 against the Company’s $5,000,000 credit facility. The warrants may be exercised at any time on or before November 2018. As of such date, no additional funds are available under this facility.
Between October 22, 2008 and November 19, 2008, the Company issued and sold 276,995 shares of our Series A convertible preferred stock at $1.065 per share to four accredited investors, including one existing securityholder, for aggregate cash consideration of $295,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Part II Item 1A “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for LendingClub’s products and services; the intensity of competition; LendingClubs’ ability to effectively expand and improve internal infrastructure; and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part II Item 1A found later in this report entitled “Risk Factors,” as well as the “Risk Factors” section of the prospectus for the Notes dated October 13, 2008 and filed with the SEC. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.
Overview
Lending Club is an Internet-based social lending platform that enables its borrower members to borrow money and its lender members to purchase Member Payment Dependent Notes (the “Notes”), the proceeds of which fund loans made to individual borrower members. We allow qualified borrower members to obtain loans with interest rates that they find attractive. We provide lender members with the opportunity to invest in securities that are dependent for payment on member loans with interest rates and credit characteristics the lender members find attractive. As a part of operating our lending platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the origination of member loans through our agreement with WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah. We also provide servicing for the member loans on an ongoing basis.
All member loans are unsecured obligations of individual borrower members with fixed interest rates and three-year maturities. The member loans are originated through our website, funded by WebBank at closing and immediately assigned to Lending Club upon closing.
Starting October 13, 2008, our lender members have had the opportunity to buy Notes issued by Lending Club, with each series of Notes corresponding to a single individual borrower member loan originated through our platform.
Lending Club was incorporated in Delaware in October 2006, and began operations as an application on Facebook.com in May 2007. Since inception, we have continually refined our business model and operations in response to market demands. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. As of September 30, 2008, the lending platform has facilitated approximately 2,412 member loans since its launch in May 2007.
We have been operating since December 2007 pursuant to an agreement with WebBank. WebBank serves as the lender for all member loans originated through our platform. Our agreement with WebBank has enabled us to make our platform available to borrowers on a uniform basis nationwide, except that we do not currently offer member loans in Idaho, Indiana, Iowa, Maine, Nebraska, North Carolina, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.

We have a limited operating history and have incurred net losses since our inception. Our net loss was approximately $3.3 million for the quarter ended September 30, 2008 and approximately $7.0 million for the year ended March 31, 2008. We earn revenues from processing fees charged to members, primarily a borrower origination fee and a lender member service charge. We also earn interest on member loans that we fund and hold for investment. At this stage of our development, we have funded our operations primarily with proceeds from our venture capital financings, our credit facilities and note issuances, which are described below under “Liquidity and Capital Resources.” We also rely on our credit facilities and note issuances to borrow funds, which we have used to participate in the lending platform as a lender. Over time, we expect that the number of borrower members and lender members and the volume of member loans originated through our platform will increase, and once we are able to accept new commitments from our lender members on our platform, we will generate increased revenue from borrower origination fees and lender member service charges. Our decision to temporarily stop accepting lender member commitments, effective from April 7, 2008 until October 13, 2008, slowed the ramp up of our operations, resulting in a negative impact on our cash flow and liquidity projections for fiscal 2009 due to a projected decrease in loan origination volume following April 7, 2008.
Our operating plan calls for a continuation of the current strategy of raising debt and equity financing to finance our operations until we reach profitability and become cash-flow positive, which we do not expect to occur before 2010. Our initial operating plan called for significant investments in website development, security, loan scoring, loan processing and marketing, and for two to three rounds of equity financing before we reached profitability. We completed the first of these two to three planned rounds of equity financing in August 2007 in an amount of $10.1 million. On September 29, 2008, we completed another round of equity financing in an amount of $4.1 million, and $1.0 million of our convertible notes were converted into equity. Going forward, we expect to complete an additional round of equity financing in 2009. We expect to continue raising smaller rounds of debt and convertible debt financing in the meantime.
We have made significant changes to the operation of our lending platform that became effective on October 13, 2008. Our historical financial results and this discussion reflect the structure of our lending platform and our operations prior to October 13, 2008. For a discussion of the expected impact of our new structure on our financial statements, see “Impact of New Lending Platform Structure” below.
Critical Accounting Policies and Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) allowance for doubtful accounts and (3) share-based compensation. There have been no material changes to any of our critical accounting policies and critical accounting estimates as disclosed in our Registration Statement on Form S-1, Amendment No. 3 (File Number 333-151827).

Results of Operations
The following table sets forth certain condensed financial data for the periods indicated.

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues

Interest income, net	$249,938	$67,129	$465,233	$71,510
Interest expense	(600,449)	—	(879,568)	—

Net interest income (expense) before provision for loan losses	(350,511)	67,129	(414,335)	71,510
Provision for loan losses	(129,730)	—	(284,931)	—

Net interest income (loss) after provision for loan losses	(480,241)	67,129	(699,266)	71,510

Amortization of loan servicing rights	10,427	427	29,926	427

Total (losses) revenues	(469,814)	67,556	(669,340)	71,937

Operating expenses
Sales, marketing and customer service	382,412	446,133	901,419	668,618
Engineering	475,174	460,585	984,142	814,455
General and administrative	2,019,661	763,930	4,505,443	1,274,243

Total operating expenses	2,877,247	1,670,648	6,391,004	2,757,316

Loss before provision for income taxes	(3,347,061)	(1,603,092)	(7,060,344)	(2,685,379)

Provision for income taxes	—	—	—	—

Net loss	(3,347,061)	(1,603,092)	(7,060,344)	(2,685,379)

Amortization of beneficial conversion feature on convertible preferred stock	134,066	—	156,410	—

Net loss attributable to common stockholders	$(3,212,995)	$(1,603,092)	$(6,903,934)	$(2,685,379)

Basic and diluted net loss per share	$(0.39)	$(0.26)	$(0.84)	$(0.44)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,190,000	6,160,256	8,190,000	6,160,256
Revenues
Our business model consists primarily of charging a transaction fee to both borrower members and lender members. The borrower member pays a fee to us for providing the services of arranging the member loan and the lender member pays a fee to us for managing the payments on the loans and maintaining account portfolios. We also charge fees to our borrower members for unsuccessful payments. We also generate revenue from interest earned on our loans held for investment.

Interest Income
The following table presents our quarterly interest income sources in both absolute dollars (in thousands) and as a percentage of interest income:

(in thousands)	For the Quarter Ended
Interest	December 31,		March 31,		June 30,		September 30,		December 31,		March 31,		June 30,		September 30,
Income	2006		2007		2007		2007		2007		2008		2008		2008
Source	$	%	$	%	$	%	$	%	$	%	$	%	$	%	$	%

Borrower origination fees — Transferred loans	0	0	0	0	2	50	18	27	43	27	64	30	20	9	0	0
Borrower origination fees and interest earned — Loans held for investment	0	0	0	0	0	0	1	1	16	9	109	50	177	82	240	96
Interest from banks	1	100	2	100	2	50	49	72	102	64	43	20	18	9	10	4
Total Interest Income	1	100	2	100	4	100	68	100	161	100	216	100	215	100	250	100
Borrower Origination Fees — Transferred Loans
Our borrower members pay a one-time fee to us for arranging a member loan. This fee is determined by the loan grade of the member loan and, prior to June 17, 2008, ranged from 0.75% to 2.00% of the aggregate principal amount of the member loan, as set forth below:

Loan Grade	A	B	C	D	E	F	G

Fee	0.75%	1.00%	1.50%	2.00%	2.00%	2.00%	2.00%
Beginning June 17, 2008, our origination fees increased and now range from 0.75% to 3.00% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G

Fee	0.75%	1.50%	2.00%	2.50%	2.75%	3.00%	3.00%
The borrower origination fee is included in the APR calculation provided to the borrower member and is deducted from the gross loan proceeds prior to disbursement of funds to the borrower member. We do not receive a borrower origination fee if a member loan request does not close and fund.
Borrower Origination Fees — Loans Held for Investment
We compute borrower origination fees for loans we fund directly by subtracting the average costs of originating a loan from the aggregate fee charged to the borrower member for the loan. We initially defer this net amount and subsequently amortize the balance over the servicing period of the member loan, which is currently 36 months for each funded loan. Beginning June 17, 2008, the borrower origination fee for loans funded by us was increased as described above.

Interest on Loans Held for Investment
We also generate revenue from interest earned on loans held for investment. When payments are received, the interest portion paid by our borrower members on the loans we have funded and the amortization of the origination fees are recorded as interest income. Interest, excluding amortization of origination fees, currently ranges from 7.37% to 19.36% per annum. For the three months ended September 30, 2008 and 2007, we recorded $239,563 and $18,054, respectively, in interest income from the loans we have funded. For the six months ended September 30, 2008 and 2007, we recorded $437,320 and $20,266, respectively, in interest income from the loans we have funded. We expect the amount of revenue generated from interest income on our loans held for investment to increase in the near term as we have self-funded the platform since April 7, 2008.
Interest from Cash and Investments
Interest from cash and investments held in bank accounts is recorded as it is earned. For the three months ended September 30, 2008 and 2007, and the six months ended September 30, 2008 and 2007, we recorded $10,375, $49,075, $27,913 and $51,244, respectively, in interest income from cash and investments held in bank accounts.
Borrower Unsuccessful Payment Fees
Our procedures generally require the automatic debiting of borrower member bank accounts by ACH transfer, although we allow payment by check, subject to a five percentage point increase in the interest rate. We charge an unsuccessful payment fee to a borrower member to cover the cost we incur if an automatic payment fails and is rejected by the borrower member’s bank, for example if there is an insufficient balance in the bank account or if the account has been closed or otherwise suspended. We consider each attempt to collect the monthly payment to be a separate transaction and may assess an unsuccessful payment fee for each failed attempt. We retain the entire amount of an unsuccessful payment fee, which is currently $15.00 per transaction or 5.00% of the outstanding payment, or such lesser amount permitted by law, to cover our costs.
Interest Expense
Interest expense consists primarily of cash and non-cash interest. For the three and six months ended September 30, 2008 and September 30, 2007, we paid cash of $260,672, $0, $434,306 and $0 respectively, for interest due on our loans payable to our creditors. For the three months and six months ended September 30, 2008 and 2007 , we recorded interest expense of $19,945, $0, $39,890 and $0 respectively, for interest due on our convertible notes. In addition, for the three and six months ended September 30, 2008, we recorded non-cash interest expense of $185,766, $0, $248,962 and $0 respectively, for the amortization of debt discount associated with warrants issued in connection with the convertible notes. For the three and six months ended September 30, 2008 and 2007 we recorded non-cash interest expense of $134,066, $0, $156,411 and $0 respectively, for the beneficial conversion feature associated with these warrants. We expect interest expense to continue to increase in fiscal 2009 as a result of our additional borrowings discussed below under “Liquidity and Capital Resources.”
Provision for Loan Losses
The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of potential credit losses inherent in the portfolio of loans we hold for investment and is based on a variety of factors, including the composition and quality of the loan portfolio, delinquency levels and trends, probable expected losses for the next twelve months, current and historical charge-off and loss experience, current industry charge-off and loss experience, the condition of the market, the interest rate climate and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex and requires judgment by management about the effect of matters that are inherently uncertain. Moreover, in light of our limited operating history, we do not have significant historical experience from which to estimate expected losses in our portfolio.
In the three months ended September 30, 2008 and 2007, we recorded a loan loss reserve of $129,730 and $0, respectively, against the outstanding principal balance of loans held for investment. In the six months ended September 30, 2008 and 2007, we recorded a loan loss reserve of $284,931 and $0, respectively, against the outstanding principal balance of loans held for investment. These reserves have been netted against our loans held for investment balance at September 30, 2008 and 2007, respectively. We expect our loan loss reserve to increase in the near future due to the expected increase in the amount of loans held for investment.

Lender Service Charge (Amortization of loan servicing rights)
We charge lender members an ongoing service charge in respect of loans they have purchased through our platform and will continue to charge this amount in the future with respect to the Notes. The service charge offsets the costs we incur in servicing member loans, including managing payments from borrower members, payments to lender members and maintaining account portfolios. This service charge is equal to 1.00% of all amounts paid by Lending Club to a lender member with respect to a loan. The service charge is deducted from any payments on a loan before the net amounts of those payments are allocated to the lender members’ Lending Club accounts.
Under the terms of our loan agreements with our borrower members, we have the right to charge a late payment fee of $15.00 or 5.00% of the outstanding payment, whichever is greater, or such lesser amount permitted by law, if the borrower member’s payment is more than 15 days late. We deduct a service charge equal to 1.00% of the amount of any late payment fee collected before the net amount of the payment is allocated to the lender member’s Lending Club account.
Operating Expenses

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2008	2007	incr/(decr)	2008	2007	incr/(decr)
	(unaudited)			(unaudited)

Sales, marketing and customer service	382,412	446,133	-14%	901,419	668,618	35%
Engineering	475,174	460,585	3%	984,142	814,455	21%
General and administrative	2,019,661	763,930	164%	4,505,443	1,274,243	254%

Total operating expenses	2,877,247	1,670,648		6,391,004	2,757,316

Sales, Marketing and Customer Service Expense
Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation related to sales, marketing and customer service personnel, contracting personnel, service providers, travel and other reimbursable expenses and marketing programs, such as trade shows and marketing campaigns. Sales, marketing and customer service expenses for the three months ended September 30, 2008 and 2007 were $382,412, a decrease of $63,721, or 14%, over sales, marketing and customer service expenses of $446,133 for the three months ended September 30, 2007. The decrease was primarily due to a reduction in headcount and lower expenses incurred in marketing programs. Sales, marketing and customer service expenses for the six months ended September 30, 2008 were $901,419, an increase of $232,801, or 35%, over sales, marketing and customer service expenses of $668,618 for the six months ended September 30, 2007. The increase was primarily due to increased headcount and higher advertising and loan origination costs due to higher loan volume.
Engineering Expense
Engineering expense consists primarily of salaries, benefits and stock-based compensation of personnel and the cost of subcontractors who work on the development and maintenance of the Company’s lending platform and software enhancements that run the Company’s lending platform. Engineering expenses for the three months ended September 30, 2008 were $475,174, an increase of $14,589, or 3%, over engineering expenses of $460,585 for the three months ended September 30, 2007. The increase was primarily due to increased headcount and headcount related costs. Engineering expenses for the six months ended September 30, 2008 were $984,142, an increase of $169,687, or 21%, over engineering expenses of $814,455 for the six months ended September 30, 2007. The increase was primarily due to increased headcount costs and new platform co-location expenses.

General and Administrative Expense
General and administrative expense consists primarily of salaries, benefits and stock-based compensation related to general and administrative personnel, professional fees primarily related to legal and audit fees, facilities expenses and the related overhead, and bad debt expense. General and administrative expenses for the three months ended September 30, 2008 were $2.0 million, an increase of $1.26 million, or 164%, over general and administrative expenses of $0.76 million for the three months ended September 30, 2007. The increase was primarily due to increased legal and accounting expenses incurred in the quarter and an increase in headcount and headcount related costs.
General and administrative expenses for the six months ended September 30, 2008 were $4.5 million, an increase of $3.2 million, or 254%, over general and administrative expenses of $1.3 million for the six months ended September 30, 2007. The increase was due primarily to increased headcount and legal and consulting expenses. We expect that general and administrative expenses will increase in absolute terms due to the significant planned investment in infrastructure to support our growth and the additional expenses related to becoming an SEC reporting company, including the increased cost of compliance and increased audit fees resulting from required SEC filings. As a percentage of revenues, we expect general and administrative expenses to decrease as we grow.
Liquidity and Capital Resources
The Company’s financial statements have been prepared assuming that the Company will continue as a going concern; however, the conditions discussed below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. To strengthen our financial position, on September 29, 2008, we completed a $4.1 million equity financing round, and $1.0 million of our convertible notes were converted into equity.
The Company has incurred operating losses since its inception. For the three and six months ended September 30, 2008 and 2007, the Company incurred a net loss of $3.3 million, $7.1 million, $1.6 million and $2.7 million, respectively. For the six months ended September 30, 2008 and 2007, the Company had negative cash flow from operations of $4.4 million and $2.6 million, respectively. Additionally, as of September 30, 2008, the Company had an accumulated deficit of $14.9 million since inception and a stockholders’ deficit of $11.5 million.
Since its inception, the Company has financed its operations through debt and equity financing from various sources. The Company is dependent upon raising additional capital or seeking additional debt financing to fund its current operating plans for the foreseeable future. Failure to obtain sufficient debt and equity financing and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect the Company’s ability to achieve its business objectives and continue as a going concern. Further, there can be no assurance as to the availability or terms upon which the required financing and capital might be available.
Net cash used in operating activities from inception through September 30, 2008 consisted mostly of increases in headcount costs, expenses for consultants and temporary personnel and other professional service providers to the Company.
Net cash used in investing activities for the six months ended September 30, 2008 and 2007 was $2.2 million and $0.1 million, respectively. For the six months ended September 30, 2008, net cash used in investing activities consisted mainly of $3.6 million of investments in loans to borrower members. Other investment activities included opening certificates of deposits tied to our loans payable and from capital expenditures for purchases of property and equipment. Net cash provided by financing activities was $7.1 million for the six months ended September 30, 2008, and $11.6 million for the six months ended September 30, 2007. Cash provided by financing activities consisted primarily of proceeds from the issuance of our convertible preferred stock in our first round of venture capital funding in August 2007 and our issuances of convertible notes and common stock.

On October 29, 2007, we entered into a secured $3.0 million loan facility with Silicon Valley Bank (“SVB”). As of September 30, 2008, we had drawn down the entire amount of the facility. Interest on borrowings under the loan facility is at a per annum rate fixed as of the funding date of each advance equal to the greater of (i) SVB’s prime rate of interest plus 0.75% or (ii) 8.50%. We also paid a commitment fee of $15,000 on the effective date of the loan facility and $11,400 of SVB’s expenses in connection with the facility. The borrowings under the credit facility are secured by a blanket lien on substantially all of our assets, except for our intellectual property rights. Following October 13, 2008, payments we receive in respect of borrower member loans on which the Notes are dependent will also be excluded from the blanket lien. In connection with this facility, we issued a fully vested warrant to purchase 98,592 shares of Series A convertible preferred stock to SVB. SVB also received the right to invest up to $500,000 in our next round of equity financing on the same terms as offered to other investors. Additionally, the SVB facility requires us to maintain a certificate of deposit with SVB of $150,000 until repayment.
On February 20, 2008, we entered into a secured $5.0 million credit facility with Gold Hill Venture Lending 03, LP (“Gold Hill”). As of September 30, 2008, we had drawn down $3.6 million under this facility. Interest on the borrowings under the credit facility is at a fixed rate of 10% per annum. Under the terms of this facility, we agreed to remit to Gold Hill, at the end of the amortization period, an amount equal to 1% of the total amount borrowed under that facility. We also paid a commitment fee of $25,000 on the effective date of the credit facility. Borrowings under the credit facility are secured by a lien on substantially all of our assets, except for our intellectual property rights. Following October 13, 2008, payments we receive in respect of borrower member loans on which the Notes are dependent will also be excluded from the blanket lien. Gold Hill’s lien is pari passu with SVB’s lien described above. In connection with this facility, we issued fully vested warrants to purchase an aggregate of 289,201 shares of Series A convertible preferred stock and Gold Hill received the right to invest up to $500,000 in our next round of equity financing on the same terms as offered to other investors. The Gold Hill facility requires us to maintain a certificate of deposit with SVB of $250,000 until repayment.
In the past, we violated certain covenants under our SVB and Gold Hill facilities because we stopped accepting lender member commitments during the SEC registration process and also because we did not maintain our primary operating account with SVB. Although the continuing existence of these covenant violations constituted events of default under the facilities, we entered into forbearance agreements with SVB and Gold Hill, under which they agreed to forbear from exercising their rights against us with respect to these events of default. As of October 10, 2008, amendments to these facilities became effective, whereby SVB and Gold Hill waived our past covenant violations and consented to our new operating structure. In connection with the amendments to the SVB facility, we issued a fully vested warrant to purchase 37,558 shares of Series A convertible preferred stock to SVB, and we paid $17,375 of SVB’s expenses and a loan fee of $5,000 to SVB in connection with the amendments to the facility. We also paid $17,375 of Gold Hill’s expenses in connection with the amendments to the Gold Hill facility. We have continued to make all required payments of principal and interest to SVB and Gold Hill under the terms of the SVB and Gold Hill facilities.
In January 2008, we issued subordinated convertible promissory notes to Norwest Venture Partners X, LP and Canaan VII L.P., with principal sums of $500,000 each, under the terms of a note and warrant purchase agreement. The convertible notes are subordinate to our capital loan facility and our credit facility and bear interest at a rate of 8% per annum. Principal and interest are due in full on the maturity date of January 24, 2010, unless an equity financing with total proceeds of at least $3 million occurs prior to such date. If such an equity financing occurs, the principal balance and accrued interest of the notes will automatically convert into equity securities at the same price and under the same terms as those offered to the other equity investors. In connection with the issuance of the convertible notes, we issued warrants to purchase an aggregate of 234,742 shares of Series A convertible preferred stock to the convertible note holders.
From April to August 2008, we issued a series of promissory notes to accredited investors totaling $4,407,964. Each note is repayable over three years and bears interest at the rate of 12% per annum. In addition, investors in these promissory notes will receive warrants to purchase a total of 444,398 shares of our Series A convertible preferred stock. Through June 30, 2008, we had received $3,707,964 in cash consideration in respect of these promissory notes, and on July 1, 2008, we received the remaining $500,000 in cash consideration. We are using the proceeds of these notes to fund loans to qualified borrower members.

We are using the proceeds from borrowings under the SVB and Gold Hill facilities, the sale of our convertible notes and the sale of promissory notes primarily to participate in the lending platform as a lender in order to insure a sufficient level of funding for borrowing requests. Beginning April 7, 2008, and until October 13, 2008, all loans funded on the platform were funded and held only by Lending Club. Through our participation in the Lending Club platform as a lender, as of September 30, 2008 we had funded approximately $10.5 million in member loans. We expect that we will continue to fund loans to borrower members ourselves for some time, although there can be no assurance that will do so or if we do so, what level of funding we will be able to provide. Furthermore, following October 13, 2008, if we fund loans ourselves we will hold the loans directly and will not hold Notes for our own account. On October 13, 2008, we reopened the lender side of our platform to accept new lender member registrations and funding commitments to purchase Notes.
We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to fund loans we will hold for investment. To date, we have funded our cash requirements with proceeds from our debt issuances and the sale of equity securities. At September 30, 2008, we had approximately $6.1 million in cash and cash equivalents. We primarily invest our cash in interest bearing money market funds.
We anticipate that we will continue to incur substantial net losses for a number of years as we grow our online platform. We do not have any committed external source of funds. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings or debt financings. Additional equity or debt financing may not be available on acceptable terms, if at all.
Since our inception, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Income Taxes
We incurred no tax provision for the three and six months ended September 30, 2008. The fiscal 2008 and 2007 tax provisions vary from the expected provision or benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss and deferred tax assets. Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carryforwards.
Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Impact of New Lending Platform Structure
The historical information and accounting policies described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in the Company’s financial statements, reflect the operations and structure of our platform prior to October 13, 2008. On October 13, 2008, we implemented our new operating structure and begin issuing the Notes. The change in our operation of the platform, as well as our adoption of certain new accounting pronouncements, will have a significant impact on our financial statements and results of operations for periods following October 13, 2008. Summarized below are the material changes we presently expect from the changes to our operations on the platform. Because the Notes are a novel financing structure, we will continue to evaluate the impact the changes this shift in our operations will have on our financial condition, results of operations and cash flow.
Under our existing platform, we provide an allowance for loan losses for loans made directly by Lending Club to its borrower members, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), and SFAS 5. The loan loss allowance is a valuation allowance established to provide for estimated credit losses in the portfolio of loans held for investment at the balance sheet date.

The allowance for loan losses is being allocated based on two components. We currently evaluate the adequacy of the allowance for loan losses based on the combined total of these two components.
The first component of the allowance for loan losses covers those member loans measured at historical cost that are either nonperforming or impaired. An allowance is allocated when the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of that loan. For purposes of computing the specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using a rate of default by FICO band for the respective product type and risk rating of the loans.
The second component of the allowance for loan losses covers performing member loans measured at historical cost. The allowance for loan losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The member loan historical loss experience is being updated quarterly to incorporate the most recent data reflective of the current economic environment. The allowance for loan losses related to homogeneous consumer loan products is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment.
In conjunction with our new operating structure effective as of October 13, 2008, we plan to adopt the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Measurements” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We intend to apply the provisions of SFAS 159 to the Notes and member loans issued after October 13, 2008. We do not anticipate applying the provisions of SFAS 159 to loans issued prior to October 13, 2008. In accordance with SFAS 159, we will disclose for each period for which an interim or annual income statement is presented the estimated amount of gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the gains or losses attributed to changes in instrument-specific credit risk were determined. We will not record an allowance account related to member loans in which we have elected the fair value option. The fair value of member loans is expected to be estimated using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the loans and the amount of loss in the event of default.
As the provisions of SFAS 159 will not be applied to eligible items existing at October 13, 2008, adoption of SFAS 159 will not result in a cumulative-effect adjustment to our opening balance accumulated deficit. In applying the provisions of SFAS 159, we will record assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute. We will report the aggregate fair value of the Notes and member loans as separate line items in the assets and liabilities sections of the balance sheet using the methods described in Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in fair value of the Notes and member loans subject to the provisions of SFAS 159 will be recognized in earnings, and fees and costs associated with the origination or acquisition of member loans will be recognized as incurred rather than deferred.

We will determine the fair value of the Notes and member loans in accordance with the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As observable market prices are not available for similar assets and liabilities, we believe the Notes and member loans should be considered Level 3 financial instruments under SFAS 157. For member loans, the fair value is expected to be estimated using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the loans and the amount of loss in the event of default. Our obligation to pay principal and interest on any Note is equal to the loan payments, if any, we receive on the corresponding member loan, net of our 1.00% service charge. As such, the fair value of the Note is approximately equal to the fair value of the member loans, adjusted for the 1.00% service charge. Any unrealized gains or losses on the member loans and Notes for which the fair value option has been elected will be reported separately in earnings. The effective interest rate associated with the Notes will be less than the interest rate earned on the member loans due to the 1.00% service charge. Accordingly, as market interest rates fluctuate, the resulting change in fair value of the fixed rate member loans and fixed rate Notes will not be the same.
We will also disclose the difference between the aggregate fair value and the aggregate unpaid principal balance of member loans for which the fair value option has been adopted. In addition, we will disclose the aggregate fair value of member loans past due by 90 days or more and the fair value of member loans in nonaccrual status as well as the difference between the aggregate fair value and aggregate unpaid principal balance for loans that are 90 days or more past due and/or in nonaccrual status. For member loans, we will disclose the estimated amount of gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the gains or losses attributable to changes in instrument-specific credit risk were determined. For Notes with fair values that have been significantly affected during the reporting period by changes in the instrument-specific credit risk, we will disclose the estimated amount of gains and losses from fair value changes included in earnings that are attributable to changes in the instrument-specific credit risk, the qualitative information about the reasons for those changes and how the gains and losses attributable to changes in instrument-specific credit risk were determined.
To the extent payments are received subsequent to the maturity of a member loan, they will first be used to reduce the member loan balance reported at fair value, if any. To the extent the reported fair value of the member loan is zero, any payments received subsequent to maturity will be recognized in earnings as a gain in the period received.
In accordance with the fair value option of SFAS 159, a member loan for which there is an unpaid portion at maturity and for which collection is in doubt would presumably have a zero or minimal fair value. Any change in fair value of that particular member loan since the last reporting period would be included in earnings in the current period with any remaining fair value balance recorded as an asset on the balance sheet.
In the footnotes to our financial statements, we will reflect all significant terms of the Notes including their lack of recourse to LendingClub. As we receive scheduled payments of principal and interest on the member loans we will in turn make principal and interest payments on the Notes. These principal payments will reduce the carrying value of the member loans and Notes. If we do not receive payments on the member loans, we are not obligated to and will not make payments on the Notes. The fair value of the Note is approximately equal to the fair value of the member loan, less the 1.00% service fee. If the fair value of the member loan decreases due to our expectation of both the rate of default of the loan and the amount of loss in the event of default, their will also be a corresponding decrease in the fair value of the Note (an unrealized gain related to the Note and an unrealized loss related to the member loan).
In circumstances where we are not a lender, member loan originations and scheduled principal payments will be shown as an investing activity on the statement of cash flow. The origination of Notes and scheduled principal payments will be shown as financing activities on the statement of cash flow. Consistent with the guidance of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” , we will record interest income on the member loans and interest expense on the Notes on the accrual method.
In applying the provisions of SFAS 159, we will record assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute. We will report the aggregate fair value of the Notes and member loans as separate line items in the assets and liabilities sections of the balance sheet.

Additional Information about the Lending Club Loan Platform
Historical Information about Our Borrower Members and Outstanding Loans
As of September 30, 2008, Lending Club had facilitated 2,412 member loans with an average original principal amount of $8,040 and an aggregate original principal amount of $19,391,725, out of which $18,871,350 had been outstanding for more than 45 days and had been through at least one billing cycle. Out of these loans that had been through at least one billing cycle, 141 member loans with an aggregate original principal amount of $1,198,825, or 6.35%, were prepaid, 86.96% were current, 1.42% were 15 to 30 days late, 3.10% were more than 30 days late, and 2.17% were defaulted. A member loan is considered as having defaulted when at least one payment is more than 120 days late.
The 2.17% of defaulted loans as of September 30, 2008 were comprised of 55 member loans, equaling a total defaulted amount of $410,965. Of these 55 defaulted loans, 38 were loans that became 120 days late, equaling $291,795 in defaulted amount, and 17 were loans in which the borrower member filed for a Chapter 7 bankruptcy seeking liquidation, equaling $119,180 in defaulted amount.
The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to September 30, 2008, grouped by the Lending Club loan grade assigned by Lending Club:

				Average Total
	Number of	Average	Average Annual	Funding
	Borrowers	Interest Rate	Percentage Rate	Committed

A1	21	7.26%	7.72%	$1,969
A2	53	7.53%	7.94%	$4,367
A3	79	7.91%	8.39%	$5,878
A4	73	8.23%	8.69%	$5,799
A5	67	8.53%	9.02%	$6,622
B1	88	9.29%	9.95%	$7,529
B2	111	9.64%	10.32%	$9,234
B3	98	9.89%	10.56%	$8,383
B4	102	10.16%	10.81%	$9,072
B5	114	10.52%	11.21%	$7,748
C1	133	10.83%	11.84%	$7,256
C2	106	11.11%	12.12%	$8,707
C3	114	11.45%	12.47%	$8,109
C4	113	11.76%	12.74%	$7,587
C5	93	12.11%	13.14%	$7,573
D1	86	12.39%	13.82%	$9,040
D2	77	12.77%	14.17%	$7,417
D3	90	13.03%	14.35%	$8,317
D4	102	13.35%	14.75%	$7,860
D5	79	13.65%	14.98%	$7,264
E1	66	13.99%	15.36%	$8,148
E2	84	14.18%	15.63%	$7,747
E3	66	14.63%	15.99%	$7,480
E4	70	14.75%	16.11%	$8,595
E5	54	15.23%	16.53%	$8,742
F1	42	15.45%	16.72%	$9,748
F2	36	15.80%	17.08%	$11,467
F3	30	16.22%	17.66%	$10,468
F4	25	16.39%	17.72%	$10,969
F5	20	16.68%	18.06%	$9,818
G1	20	17.18%	18.60%	$10,630
G2	16	17.44%	18.72%	$7,806
G3	15	17.55%	18.73%	$10,327
G4	31	18.02%	19.35%	$13,159
G5	33	18.39%	19.75%	$10,348

The following table presents aggregated information for the period from May 24, 2007 to September 30, 2008 self-reported by borrower members at the time of their loan applications, grouped by the Lending Club loan grade assigned by Lending Club. Lending Club has not independently verified this information:

				Average
				Debt-to-Income
				Ratio (Excluding
				Mortgage), Calculated
				by Lending Club
				Based on (i) the
	Percentage of			Debt Reported by a
	Borrowers Reporting			Consumer Reporting
	They Own Their	Average Job Tenure	Average Annual	Agency and (ii) the
	Own Homes	(Number of Months,	Gross Income	Income Reported by
	(Self-Reported)	Self-Reported)	(Self-Reported)	the Borrower Member

A1	57.14%	71.8	$60,671	3.64%
A2	64.15%	67.2	$86,471	3.67%
A3	41.77%	72.2	$59,178	6.05%
A4	47.95%	71.1	$59,053	6.84%
A5	49.25%	50.0	$53,620	8.56%
B1	37.50%	64.2	$65,103	8.76%
B2	45.05%	68.4	$71,260	9.25%
B3	42.86%	55.7	$61,567	9.46%
B4	48.04%	42.1	$64,687	11.27%
B5	35.96%	54.6	$56,028	10.54%
C1	42.11%	67.2	$61,007	11.02%
C2	47.17%	61.1	$59,037	11.58%
C3	36.84%	57.2	$65,995	12.95%
C4	38.05%	64.9	$63,055	13.98%
C5	37.63%	47.7	$91,566	11.67%
D1	45.35%	67.8	$62,152	13.07%
D2	35.06%	71.0	$54,309	14.29%
D3	42.22%	62.9	$59,865	13.88%
D4	39.22%	57.7	$56,113	13.49%
D5	41.77%	55.2	$60,030	13.66%
E1	36.36%	55.3	$57,490	14.68%
E2	29.76%	48.5	$55,651	15.01%
E3	48.48%	67.9	$57,115	15.43%
E4	47.14%	70.6	$63,243	15.55%
E5	33.33%	37.5	$54,232	17.24%
F1	50.00%	67.0	$65,974	17.16%
F2	41.67%	69.5	$78,772	18.27%
F3	53.33%	79.8	$75,210	20.73%
F4	32.00%	66.9	$59,964	19.64%
F5	40.00%	79.1	$73,340	16.83%
G1	55.00%	29.9	$51,271	22.82%
G2	62.50%	75.7	$94,936	20.83%
G3	46.67%	69.6	$54,766	20.44%
G4	58.06%	60.8	$84,996	17.78%
G5	69.70%	71.6	$103,019	21.92%

The following table presents aggregated information for the period from May 24, 2007 to September 30, 2008 reported by a consumer reporting agency about Lending Club borrower members at the time of their loan applications, grouped by the Lending Club loan grade assigned by Lending Club. As used in this table, “Delinquencies in Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. Lending Club has not independently verified this information:

						Average
		Average	Average	Average	Average	Number of	Average	Average
		Open	Total	Revolving	Revolving	Inquiries	Delinquencies	Time Since
	Average	Credit	Credit	Credit	Line	in the Last	in Last	Last
	FICO	Lines	Lines	Balances	Utilizations	Six Months	Two Years	Delinquency
	(Agency	(Agency	(Agency	(Agency	(Agency	(Agency	(Agency	(Agency
	Reported)	Reported)	Reported)	Reported)	Reported)	Reported)	Reported)	Reported)

A1	788	6	18	$9,984	8.87%	0	0	0
A2	779	9	19	$10,285	9.43%	1	0	17
A3	768	8	17	$7,553	12.76%	1	0	17
A4	755	8	19	$11,112	21.44%	1	0	5
A5	742	8	16	$8,308	24.21%	1	0	12
B1	734	9	20	$11,237	30.10%	2	0	12
B2	729	8	18	$13,777	30.48%	1	0	15
B3	724	8	17	$11,732	31.47%	1	0	13
B4	716	9	19	$15,367	32.60%	2	0	17
B5	703	8	15	$13,530	44.92%	2	0	11
C1	695	9	18	$16,113	50.69%	1	0	14
C2	696	9	19	$17,410	48.88%	2	0	17
C3	689	9	20	$19,881	51.74%	2	0	13
C4	689	10	19	$16,052	51.86%	2	0	16
C5	680	9	18	$13,945	48.97%	2	0	11
D1	681	9	20	$20,709	57.18%	3	0	14
D2	678	9	20	$12,360	56.27%	3	0	14
D3	674	9	20	$17,808	58.88%	3	0	12
D4	668	9	19	$13,039	59.24%	3	1	15
D5	669	9	19	$23,751	58.56%	3	0	13
E1	663	10	21	$15,696	59.66%	2	0	15
E2	661	10	19	$19,693	64.99%	2	0	11
E3	658	9	19	$18,930	66.46%	3	1	10
E4	658	10	19	$14,192	66.75%	5	0	14
E5	658	11	21	$19,705	66.08%	3	0	11
F1	665	11	23	$24,918	65.35%	3	0	9
F2	662	11	23	$32,582	69.51%	3	0	16
F3	662	12	25	$23,420	62.18%	3	0	11
F4	658	12	22	$18,387	66.24%	3	0	18
F5	654	12	25	$26,351	73.54%	3	1	10
G1	659	10	22	$15,072	71.77%	4	1	10
G2	653	15	30	$33,723	68.29%	3	0	11
G3	651	13	22	$21,499	67.63%	3	0	10
G4	649	12	27	$29,093	68.76%	3	0	11
G5	651	15	34	$48,855	76.52%	4	1	10
The following table presents additional aggregated information for the period from May 24, 2007 to September 30, 2008 about delinquencies, default and borrower prepayments, grouped by the Lending Club loan grade assigned by Lending Club. The interest rate, default and delinquency information presented in the table includes data only for member loans that had been issued for more than 45 days as of September 30, 2008, and therefore have been through at least one billing cycle. With respect to late member loans, the following table shows the entire amount of the principal remaining due (not just that particular payment). The second and fourth columns show the late member loan amounts as a percentage of member loans issued for more than 45 days. Member loans are considered defaulted and when they become 120 days late. The data presented in the table below comes from a set of member loans that have been outstanding, on average, for approximately seven months.

Because of our limited operating history, the data in the following table regarding loss experience may not be representative of the loss experience that will develop over time as additional member loans are originated through the Lending Club platform and the member loans already originated through our platform have longer payment histories. In addition, because of our limited operating history, the data in the following table regarding prepayments may not be representative of the prepayments we expect over time as additional member loans are originated through the Lending Club platform and the member loans already originated through our platform have longer payment histories.

	15-30	15-30	30+	30+			Total	Number of
	Days Late	Days Late	Days Late	Days Late	Default	Default	Number of	Loans	Prepaid	Prepaid
	($)	(%)	($)	(%)	($)	(%)	Loans	Prepaid	($)	(%)
A1	$0	0.00%	$0	0.00%	$0	0.00%	21	3	$3,975	14.29%
A2	$0	0.00%	$0	0.00%	$0	0.00%	53	13	$51,800	24.53%
A3	$6,827	1.27%	$0	0.00%	$0	0.00%	79	6	$34,450	7.59%
A4	$0	0.00%	$0	0.00%	$0	0.00%	73	8	$48,150	10.96%
A5	$0	0.00%	$0	0.00%	$0	0.00%	67	5	$20,600	7.46%
B1	$0	0.00%	$6,142	1.14%	$6,143	1.81%	88	6	$54,900	6.82%
B2	$0	0.00%	$20,657	1.80%	$451	0.90%	111	6	$67,700	5.41%
B3	$9,569	1.02%	$16,160	3.06%	$13,609	2.04%	98	4	$25,000	4.08%
B4	$0	0.00%	$0	0.00%	$4,709	0.98%	102	3	$51,900	2.94%
B5	$0	0.00%	$30,663	4.39%	$3,000	0.88%	114	9	$92,475	7.89%
C1	$0	0.00%	$0	0.00%	$16,270	1.50%	133	7	$50,025	5.26%
C2	$27,712	1.89%	$9,836	1.89%	$8,151	1.89%	106	7	$71,750	6.60%
C3	$9,675	0.88%	$18,072	1.75%	$32,054	1.75%	114	5	$51,725	4.39%
C4	$11,885	1.77%	$42,453	4.42%	$11,245	1.77%	113	7	$45,700	6.19%
C5	$0	0.00%	$2,976	1.08%	$22,204	2.97%	93	4	$32,800	4.30%
D1	$0	0.00%	$24,956	2.33%	$29,885	3.65%	86	7	$64,450	8.14%
D2	$0	0.00%	$42,987	6.49%	$6,739	2.60%	77	2	$10,200	2.60%
D3	$20,367	2.22%	$25,365	3.33%	$19,677	4.44%	90	5	$52,450	5.56%
D4	$46,046	4.90%	$64,483	5.88%	$23,956	3.92%	102	3	$16,275	2.94%
D5	$3,674	1.27%	$7,822	2.53%	$31,048	2.85%	79	0	$0	0.00%
E1	$1,361	1.52%	$20,744	6.06%	$14,321	3.03%	66	5	$35,275	7.58%
E2	$39,890	3.57%	$18,747	5.52%	$16,438	2.76%	84	2	$23,000	2.38%
E3	$0	0.00%	$4,272	1.52%	$2,102	1.52%	66	4	$47,700	6.06%
E4	$8,000	1.43%	$29,632	6.43%	$7,083	1.43%	70	3	$28,725	4.29%
E5	$19,737	1.85%	$26,456	5.56%	$7,087	1.85%	54	6	$68,500	11.11%
F1	$0	0.00%	$21,580	7.14%	$16,435	4.84%	42	3	$34,500	7.14%
F2	$6,216	2.78%	$33,223	8.33%	$16,155	3.86%	36	2	$31,250	5.56%
F3	$16,348	3.33%	$10,511	6.67%	$19,229	6.67%	30	2	$22,500	6.67%
F4	$9,070	4.00%	$6,529	4.00%	$22,802	16.00%	25	1	$9,000	4.00%
F5	$0	0.00%	$22,335	10.0%	$1,564	5.00%	20	0	$0	0.00%
G1	$0	0.00%	$0	0.00%	$0	0.00%	20	1	$14,400	5.00%
G2	$0	0.00%	$17,184	10.75%	$0	0.00%	16	0	$0	0.00%
G3	$0	0.00%	$12,498	9.33%	$0	0.00%	15	1	$18,000	6.67%
G4	$0	0.00%	$33,327	9.68%	$36,905	8.90%	31	1	$19,650	3.23%
G5	$0	0.00%	$16,731	6.06%	$21,704	6.06%	33	0	$0	0.00%
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable for smaller reporting companies.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance and Administration, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Vice President, Finance and Administration, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There were no material changes to report.
Item 1A. Risk Factors
The discussion in this Quarterly Report on Form 10-Q on should be read together with the risk factors contained in the prospectus for the Notes dated October 13, 2008 and filed with the SEC. These risk factors describe various risks and uncertainties. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, these risks could have a material adverse effect on the value of the Notes you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.
Other than as described in the risk factors below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of the prospectus for the Notes dated October 13, 2008 and filed with the SEC.
Information supplied by borrower members may be inaccurate or intentionally false.
Borrower members supply a variety of unverified information that is included in the borrower member loan listings on our website and in the posting reports and sales reports we file with the SEC in respect of the offering of Notes. We do not verify this information, and it may be inaccurate. For example, we do not verify a borrower member’s stated social affiliations (such as educational affiliations), home ownership status, job title, employer or tenure, and the information borrower members supply may be inaccurate or intentionally false. Borrower members may misrepresent their intentions for the use of loan proceeds. Unless we have indicated otherwise in a loan listing, we do not verify a borrower member’s stated income. For example, we do not verify borrower member paystubs, IRS Forms W-2, federal or state income tax returns, bank and savings account balances, retirement account balances, letters from employers, home ownership or rental records, car ownership records or any records related to past bankruptcy and legal proceedings. In the limited cases in which we have selected borrower members for income and employment verification, from the period from our inception to September 30, 2008, approximately 41% of these borrower members have provided us with satisfactory responses; approximately 5% of these borrower members have provided information that failed to verify their stated information, and we removed those borrower members’ loan postings; and approximately 54% of these borrower members failed to respond to our request or responded stating that they did not wish to provide information, and we removed those borrower members’ loan postings. The identity of borrower members is not revealed to lender members, and lender members also have no ability to obtain or verify borrower member information either before or after they purchase a Note. Potential lender members may only communicate with borrower members through Lending Club website postings, and then only on an anonymous and unverified basis.
If you rely on false, misleading or unverified information supplied by borrower members in deciding to purchase Notes, you may lose part or all of the purchase price you pay for a Note. Loan posting and borrower member information available on the Lending Club website will be statements made in connection with the purchase and sale of securities, and therefore subject to Rule 10b-5 of the Securities Exchange Act of 1934, as amended. Loan posting and borrower member information filed in prospectus supplements will be subject to the liability provisions of the Securities Act. In the prospectus for the Notes, we advise potential investors as to the limitations on the reliability of this information, and a lender member’s recourse in the event this information is false will be extremely limited. Consequently, in deciding to purchase Notes, lender members should rely on loan grade, which we determine based on third-party credit report information, and the size of the loan request, and should not rely on unverified information provided by borrower members.
Default rates on the member loans may increase as a result of economic conditions beyond our control and beyond the control of borrower members.
Member loan default rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrower members. In particular, default rates on member loans on which the Notes are dependent may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, residential real estate values, the value of the U.S. dollar, energy prices, changes in consumer spending, the number of personal bankruptcies, disruptions in the credit markets and other factors. The global financial markets have been experiencing extreme disruption in recent months, including severely diminished liquidity and credit availability. Concurrently, economic weakness has begun to accelerate globally. The current uncertainty in U.S. and global economic conditions poses a risk to the overall economy that could increase member loan default rates.

We face a contingent liability for potential securities law violations in respect of loans sold to our lender members from May 2007 until April 7, 2008. This contingent liability may impair our ability to operate our platform and service the member loans that correspond to your Notes.
Loans sold to lender members through our platform from our launch in May 2007 until April 7, 2008 may be viewed as involving an offering of securities that was not registered or qualified under federal or state securities laws. If the sale of these loans were viewed as an unregistered offering of securities, our lender members who hold these loans may be entitled to rescind their purchase and be paid their unpaid principal amount of the loans plus statutory interest. As of September 30, 2008, the aggregate principal balance of loans purchased through our platform by purchasers not affiliated with Lending Club was $6.8 million. We have not recorded an accrued loss contingency in respect of this contingent liability, although we intend to continue to monitor the situation. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation. If a significant number of our lender members sought rescission, or if we were subject to a class action securities lawsuit, our ability to maintain our platform and service the member loans to which your Notes correspond may be adversely affected.
We have incurred net losses in the past and expect to incur net losses in the future. If we become insolvent or bankrupt, you may lose your investment.
We have incurred net losses in the past and we expect to incur net losses in the future. As of September 30, 2008, our accumulated deficit was $14.9 million and our total stockholders’ deficit was $11.5 million. Our net loss for the three and six months ended September 30, 2008 was $3.3 million and $7.1 million, respectively. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. In future periods, we may not have any revenue growth, or our revenue could decline. Our failure to become profitable could impair the operations of the Lending Club platform by limiting our access to working capital to operate the platform. If we were to become insolvent or bankrupt, an event of default would occur under the terms of the Notes, and you may lose your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Between August 1, 2008 and August 31, 2008, we issued and sold secured promissory notes and warrants to purchase an aggregate of 18,778 shares of our Series A convertible preferred stock at an exercise price of $1.065 per share to two accredited investors. Aggregate proceeds from the issuance of the promissory notes totaled $200,000, and aggregate proceeds from the issuance of the warrants totaled $200. No underwriters were involved in this issuance and sale of securities. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering.
On September 29, 2008, we issued and sold 3,802,817 shares of our Series A convertible preferred stock to three accredited investors, including two existing securityholders, for aggregate cash consideration of $4,050,000, and we issued 990,211 shares of Series A convertible preferred stock to these two existing securityholders in connection with the conversion of $1.0 million of convertible notes. No underwriters were involved in this issuance and sale of securities. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering.
On October 13, 2008 (which was subsequent to the last day, September 30, 2008, of the period covered by this Form 10-Q), we commenced a public offering of up to $600,000,000 in principal amount of our Member Payment Dependent Notes pursuant to a registration statement on Form S-1 (File No. 333-151827). The offering is a continuous offering and remains ongoing. The registration statement was declared effective by the SEC on October 10, 2008. From October 13, 2008 to November 18, 2008, we sold $2,283,900 in principal amount of Notes at 100% of their principal amount. The Notes are offered only through our website, and there are no underwriters or underwriting discounts. As set forth in the registration statement, we are incurring estimated expenses of approximately $2,663,580 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a member loan through the Lending Club platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

Item 3. Defaults Upon Senior Securities
In the past, we violated certain covenants under our bank credit facilities with SVB and Gold Hill because we stopped accepting lender member commitments during the SEC registration process of our Member Payment Dependent Notes and also because we did not maintain our primary operating account with SVB. Although the continuing existence of these covenant violations constituted events of default under these facilities, we entered into forbearance agreements with SVB and Gold Hill, under which they agreed to forbear from exercising their rights against us with respect to these events of default. As of October 10, 2008, the date of effectiveness of the registration statement for the Member Payment Dependent Notes, amendments to these facilities became effective, whereby SVB and Gold Hill waived our past covenant violations and consented to our new operating structure.
Item 4. Submission of Matters to a Vote of Security Holders
As described in our registration statement, on September 25, 2008, in connection with our issuance of Series A convertible preferred stock as described in Item 2 above, stockholders holding 53% of our common stock and 96% of our preferred stock executed written consents approving an amendment to our Certificate of Incorporation, which increased our authorized capital stock, common stock and Series A preferred stock.
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LendingClub Corporation
By:	/s/ Renaud Laplanche
	Name:	Renaud Laplanche
	Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Richard G. Castro
	Name:	Richard G. Castro
	Title:	Vice President, Finance and Administration (principal financial officer and principal accounting officer)
Dated: November 24, 2008

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President, Finance and Administration, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Vice President, Finance and Administration, Pursuant to Section 906 of Sarbanes-Oxley Act of 2002