Form 10-Q
period 2008-12-31
LendingClub Corp
filed 2009-02-17
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-151827
LendingClub Corporation
(Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

440 North Wolfe Road
Sunnyvale, California	94085
(Address of principal executive offices)	(Zip Code)
(408) 524-1540
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 17, 2009, there were 8,190,000 shares of the registrant’s common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding LendingClub borrower members, credit scoring, FICO scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
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
We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in forward-looking statements. We have included important factors in the “Risk Factors” section that could cause actual results or events to differ materially from these forward-looking statements. You should carefully review those factors and also the risks outlined in other documents we have filed with the Securities and Exchange Commission, including the Prospectus for the Member Payment Dependent Notes dated October 13, 2008, as supplemented by Prospectus Supplement (Disclosure Report No. 2) dated November 24, 2008 and Prospectus Supplement (Disclosure Report No. 3) dated November 24, 2008. In this Quarterly Report on Form 10-Q, we refer to the Member Payment Dependent Notes that we issue to lender members as the “Lender Notes,” and we refer to the corresponding loans made to borrower members as “Borrower Loans.” Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LendingClub Corporation
Condensed Balance Sheets

	December 31,	March 31,
	2008	2008
	(unaudited)

ASSETS
Cash and cash equivalents	$3,187,341	$5,605,179
Restricted cash	452,000	410,000
Loans held for investment, net of allowance for loan loses of $903,983 and $373,624, respectively	9,572,537	6,245,933
Borrower Loans held for investment, at fair value	2,606,608	—
Other receivables	19,270	10,147
Loan servicing rights, at fair value	64,997	87,719
Prepaid expenses and other assets	112,947	87,352
Property and equipment, net	149,454	172,116
Deposits	213,450	28,250

Total assets	$16,378,604	$12,646,696

LIABILITIES

Accounts payable	$737,011	$403,808
Accrued expenses	258,267	197,568
Lender Notes, at fair value	2,606,560	—
Deferred revenue	64,997	87,719
Loans payable, net of debt discount	10,114,583	5,948,624
Convertible notes payable, net of debt discount	—	687,179

Total liabilities	13,781,418	7,324,898

PREFERRED STOCK

Preferred stock	16,578,861	10,118,831

Total preferred stock	16,578,861	10,118,831

STOCKHOLDERS’ DEFICIT

Common stock	81,900	81,900
Additional paid-in capital	3,378,865	2,950,598
Accumulated deficit	(17,442,440)	(7,829,531)

Total stockholders’ deficit	(13,981,675)	(4,797,033)

Total liabilities, preferred stock and stockholders’ deficit	$16,378,604	$12,646,696

The accompanying notes are an integral part of these condensed financial statements.

LendingClub Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Revenues
Loans held for investment
Interest income, net	$339,233	$159,285	$804,466	$230,795
Interest expense	(289,410)	(12,106)	(1,168,978)	(12,106)

Net interest income (expense), loans held for investment	49,823	147,179	(364,512)	218,689
Provision for loan losses	(245,428)	—	(530,359)	—

Net interest income (loss) after provision for loan losses	(195,605)	147,179	(894,871)	218,689

Borrower Loans and Lender Notes held for investment at fair value
Interest income/(expense), Borrower Loans, net	(57,476)	—	(57,476)	—
Interest (expense)/income, Lender Notes, net	114,121	—	114,121	—

Net interest income/(expense), Lender Notes and Borrower Loans held for investment at fair value	56,645	—	56,645	—

Amortization of loan servicing rights	9,260	1,983	38,221	2,410
Other revenue	2,514	—	3,480	—

Total (losses) revenues	(127,186)	149,162	(796,525)	221,099

Operating expenses
Sales, marketing and customer service	600,953	670,420	1,502,372	1,339,039
Engineering	443,054	485,521	1,427,196	1,299,976
General and administrative	1,381,372	629,500	5,886,815	1,903,743

Total operating expenses	2,425,379	1,785,441	8,816,383	4,542,758

Loss before provision for income taxes	(2,552,565)	(1,636,279)	(9,612,908)	(4,321,659)

Provision for income taxes	—	—	—	—

Net loss	(2,552,565)	(1,636,279)	(9,612,908)	(4,321,659)

Amortization of beneficial conversion feature on convertible preferred stock	—	—	156,410	—

Net loss attributable to common stockholders	$(2,552,565)	$(1,636,279)	$(9,456,498)	$(4,321,659)

Basic and diluted net loss per share	$(0.31)	$(0.20)	$(1.15)	$(0.55)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,190,000	8,190,000	8,190,000	7,842,215
The accompanying notes are an integral part of these condensed financial statements.

LendingClub Corporation
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	December 31, 2008	December 31, 2007
Cash flows from operating activities
Net loss	$(9,612,908)	$(4,321,659)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	44,606	24,145
Non-cash interest expense	672,910	7,022
Non-cash interest income	(129,260)	—
Stock based compensation expense	53,354	47,938
Change in fair value of loan servicing rights	22,722	—
Interest capitalized on loans	(126,791)	—
Provision for loan losses	530,359	—
Changes in operating assets and liabilities
Other receivable	(9,124)	(147,665)
Deposits	(185,200)	(410,700)
Prepaid expenses and other assets	(25,594)	(60,804)
Accounts payable	333,204	296,595
Accrued expenses	60,698	26,640
Deferred revenue	(22,722)	—

Net cash used in operating activities	(8,393,746)	(4,538,488)

Cash flows from investing activities
Loans originated	(6,155,225)	(2,410,325)
Origination of Borrower Loans held at fair value	(2,803,550)	—
Repayment of loans originated	2,492,708	10,782
Repayment of Borrower Loans held at fair value	67,657	—
Increase in restricted cash	(42,000)	—
Purchase of property and equipment	(21,944)	(135,967)

Net cash used in investing activities	(6,530,011)	(2,535,510)

Cash flows from financing activities
Proceeds from issuance of notes payable	6,807,966	2,915,738
Proceeds from issuance of Lender Notes held at fair value	2,803,550	—
Payments on notes payable	(2,443,332)	(57,772)
Payments on Lender Notes held at fair value	(67,730)	—
Proceeds of note payable to shareholders	—	(35,774)
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	5,405,455	10,118,831
Proceeds from issuance of common stock	—	1,583,528

Net cash provided by financing activities	12,505,919	14,524,551

Net increase (decrease) in cash and cash equivalents	(2,417,838)	7,450,553

Cash and cash equivalents — beginning of period	5,605,179	210,404

Cash and cash equivalents — end of period	$3,187,341	$7,660,957

Supplemental disclosure of cash flow information:

Cash paid for interest	$528,550	$5,084

Supplemental disclosure of non-cash investing and financing activities:

Convertible preferred debt converted to Series A preferred stock	$1,054,575	—

The accompanying notes are an integral part of these condensed financial statements.

LENDINGCLUB CORPORATION
Notes to Condensed Financial Statements
(unaudited)
1. Basis of Presentation
The condensed balance sheet as of December 31, 2008, the condensed statements of operations for the three months and nine months ended December 31, 2008 and 2007, and the condensed statements of cash flows for the three and nine months ended December 31, 2008 and 2007, have been prepared by LendingClub Corporation (“LendingClub” or the “Company”) and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made for a fair presentation of interim results. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed balance sheet as of March 31, 2008 has been derived from the audited financial statements at that date.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended March 31, 2008 included in the Company’s Registration Statement on Form S-1, Amendment No. 3 (File Number 333-151827) (the “Registration Statement”).
2. Summary of Significant Accounting Policies
Other than the changes described under Revenue Recognition in this footnote below and Note 5 — Borrower Loans and Lender Notes held at fair value, there have been no material changes to any of our critical accounting policies and estimates as disclosed in the Company’s Registration Statement.
Liquidity
The Company has incurred operating losses since its inception. For the three and nine months ended December 31, 2008, the Company incurred a net loss of $2,522,565 and $9,612,908, respectively. For the nine months ended December 31, 2008, the Company had negative cash flow from operations of $8,393,746. Additionally, the Company has an accumulated deficit of $17,442,440 since inception and a stockholders’ deficit of $13,981,675 as of December 31, 2008.
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
During the period from April 15, 2008 through August 29, 2008, the Company had raised and received $4,407,964 in additional funding from the issuance of secured promissory notes. On September 29, 2008, the Company issued and sold 3,802,817 shares of Series A convertible preferred stock for aggregate cash consideration of $4,050,000, and the Company issued 990,211 shares of Series A convertible preferred stock in connection with the conversion of convertible notes, which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575. In the three months ending December 31, 2008, the Company sold 1,309,857 shares of Series A convertible preferred stock for aggregate cash consideration, net of costs of issuance, of $1,374,574.
During the three months ended December 31, 2008, the Company drew down the remaining $1,400,000 of its $5,000,000 financing term loan and drew down the remaining $1,000,000 of its $4,000,000 growth term loan (see Note 6 — Loans Payable).
Loans held for investment
The Company participates in the lending platform as a lender to ensure a sufficient level of funding for borrower members. Funds for such loans were obtained through the Company’s borrowings under loan facilities with various entities (see Note 6 — Loans Payable). As of December 31, 2008 and March 31, 2008, we had funded and retained an aggregate total of $13,109,700 and $6,962,874, respectively, of member loans to borrowers. These member loans are classified as held for investment based on management’s intent and ability to hold such member loans for the foreseeable future or to maturity. Member loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses incurred as of the balance sheet date. A member loan’s cost includes its unpaid principal balance along with unearned income, comprised of fees charged to borrower members offset by incremental direct costs for loans originated by the Company. Unearned income is amortized ratably over the member loan’s contractual life using the effective interest method.

Allowance for loan losses
The Company may incur losses in connection with member loans it holds for investment if the borrower members fail to pay their monthly scheduled loan payments. The Company provides for incurred losses on these loans with an allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). The allowance for losses is a valuation allowance established to provide for estimated incurred credit losses in the portfolio of member loans held for investment at the balance sheet date.
The allowance for loan losses is evaluated on a periodic basis by management, and represents an estimate of potential credit losses based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through the Company’s collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex and requires judgment by management about the effect of matters that are inherently uncertain.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. The Company’s loan portfolio is comprised primarily of small groups of homogeneous, unsecured loans made to borrower members, which loans are evaluated for impairment at least every 120 days based on their payment status and information gathered through our collection efforts. The Company’s estimate of the required allowance for loan losses is developed by estimating both the rate of default of the loans within each FICO band, a loan’s collections status and the amount of probable loss in the event of a borrower member default. Loan losses are charged against the allowance when management believes the loss is confirmed. The Company makes an initial assessment of whether a specific reserve is required on each delinquent loan no later than the 150th day of delinquency of that loan. As of December 31, 2008, we had identified and fully reserved $243,204 on 55 loans. Our aggregate allowance for loan losses were $903,983 and $373,624 at December 31, 2008 and March 31, 2008, respectively. For the three months ended December 31, 2008, there were no charge-offs recorded against the allowance for loan losses.
Borrower Loans and Lender Notes held at fair value
Starting October 13, 2008, the Company’s lender members have had the opportunity to buy Lender Notes issued by LendingClub. These Lender Notes are special limited recourse obligations of LendingClub. Each series of Lender Notes corresponds to a single Borrower Loan originated through the LendingClub platform. In conjunction with this new operating structure effective as of October 13, 2008 for loans issued under the Registration Statement, we adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Measurements” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We applied the provisions of SFAS 159 to the Lender Notes and corresponding Borrower Loans issued under the Registration Statement.
In accordance with the provisions of SFAS 159, we report the aggregate fair value of the Borrower Loans and Lender Notes as separate line items in the assets and liabilities sections of our balance sheet using the methods described in Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) and our financial statements.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in fair value of the Borrower Loans and Lender Notes subject to the provisions of SFAS 159 are recognized in earnings, and fees and costs associated with the origination or acquisition of Borrower Loans are recognized as incurred rather than deferred.
We determined the fair value of the Borrower Loans and Lender Notes in accordance with the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FAS 157 establishes the following hierarchy for categorizing these inputs:
Level 1 —	Quoted market prices in active markets for identical assets or liabilities.

Level 2 —
Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs).

Level 3 —	Significant unobservable inputs.

As observable market prices are not available for similar assets and liabilities, we believe the Borrower Loans and Lender Notes should be considered Level 3 financial instruments under SFAS 157. For Borrower Loans and Lender Notes, the fair value is estimated using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the Borrower Loans and Lender Notes and the amount of loss in the event of default under those Borrower Loans and Lender Notes. These estimates of default are recorded as interest expense related to our Borrower Loan originations and a corresponding interest income against the Lender Notes in the period of loan origination.
Our obligation to pay principal and interest on any Lender Notes is equal to the member loan payments, if any, we receive on the corresponding Borrower Loan, net of our 1.00% service charge. As such, the fair value of the Lender Notes is approximately equal to the fair value of the Borrower Loans, adjusted for the 1.00% service charge. Any unrealized gains or losses on the Borrower Loans and Lender Notes for which the fair value option has been elected are reported separately in earnings. The effective interest rate associated with the Lender Notes will be less than the interest rate earned on the Borrower Loans due to the 1.00% service charge. Accordingly, as market interest rates fluctuate, the resulting change in fair value of the fixed rate Borrower Loans and fixed rate Lender Notes will not be the same.
For additional information, see Note 5 — Borrower Loans and Lender Notes held for investment at fair value.
Revenue recognition
Revenues primarily result from interest income and transaction fees earned on loans originated through our online platform. Transaction fees include origination fees (borrower member paid) and lender member servicing fees (lender member paid). Together we classify interest and fees earned on loans as interest income (See Note 12 — Net Interest Income).
Revenues related to borrower origination fees are recognized in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Non-refundable Fees and Costs.” The loan origination fee charged to each borrower member is determined by the credit grade of that borrower members’s loan and currently ranges from 0.75% to 3.0% of the aggregate loan amount. The loan origination fee is included in the Annual Percentage Rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A loan is considered funded when the Automated Clearing House (“ACH”) transaction has been initiated by WebBank to the borrower member’s bank account.
Lender servicing fee revenue is recognized in accordance with Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 156”). Currently, a 1.00% service charge is charged to the lender member at the time that LendingClub receives any payments from the borrower member and makes any payments to the lender member’s account. The service charge is deducted from any payments on a member loan before the net amounts of those payments are allocated to the lender members’ LendingClub accounts.
LendingClub’s treatment of interest and fee income is determined by the category that each loan origination falls into, which are:
•
Third Party Purchased Loans — Loans originated and sold to third party lender members prior to effectiveness of the Registration Statement. No Third Party Purchased Loans have been originated since April 2008.

•	Loans Originated as Lender Notes and Corresponding Borrower Loans — Borrower Loans and corresponding Lender Notes originated subsequent to effectiveness of the Registration Statement.

•	LendingClub Funded Loans — Loans funded by LendingClub itself, irrespective of when originated.
Third Party Purchased Loans
These loans are considered to have been sold to the lender members. As such, LendingClub recognizes only origination fee and servicing fee revenue on these loans and does not provide an allowance for loan losses. The Company recognizes a servicing asset and corresponding servicing liability as a result of this sale in accordance with SFAS 156, and amortizes the asset into interest income as payments are received from borrower members on the underlying loans.
At December 31, 2008, gross future expected servicing fees related to this category of loans was estimated to be $74,376. We estimated future loan losses that would impair the value of this asset to be $9,379, using methods similar to those described in Allowance for loan losses in this footnote above. We have insufficient history to predict prepayments. However we believe that, based on our competitive interest rates, borrower members are unlikely to prepay their loans in any great volume. Indeed for many borrower members, the main reason for securing a loan with us is to provide needed cash flow at more attractive interests rates than could be obtained from other financial institutions.

We recorded interest income related to these servicing fees of $9,260 and $1,983 during the three months ended December 31, 2008 and 2007, and $38,221 and $2,410 during the nine months ended December 31, 2008 and 2007. Further, because the earnings process is deemed to be complete at the time these loans were transferred to the lender members, and because there is no recourse to LendingClub in the event of default by the borrower member, LendingClub recognized 100% of the origination fee as revenue at the time the loan was transferred to the lender member and included the fee in interest income.
Loans Originated as Lender Notes and Corresponding Borrower Loans
Lender members are no longer able to purchase borrower member loans. Rather, as described above, each borrower member loan is recorded as a note receivable, or Borrower Loan, funded by LendingClub while lender notes which are special limited recourse obligations of LendingClub corresponding to those Borrower Loans are recorded as notes payable, or Lender Notes, issued by LendingClub to the lender members. As we receive payments of principal and interest on the Borrower Loans we in turn make principal and interest payments on the Lender Notes. These principal payments reduce the carrying value of both the Borrower Loans and Lender Notes. If we do not receive payments on the Borrower Loans, we are not obligated to and will not make payments on the corresponding Lender Notes. In light of this new structure, we adopted the provisions of SFAS 159 which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.
LendingClub does not directly record servicing fee revenue from these Borrower Loans, but rather recognizes interest income on its Borrower Loans related to these loans based on the full amount of the loan payment at the stated interest rate to the borrower without regard to the servicing fee. We correspondingly record interest expense on the corresponding Lender Note based on the post-service fee payment we make to those lender members, which results in an interest rate and an interest expense on these Lender Notes which is lower than that for the corresponding Borrower Loans. Origination fees on these Borrower Loans are recognized upon origination and included in interest income.
In accordance with SFAS 159, we disclose the estimated amount of gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the gains or losses attributed to changes in instrument-specific credit risk were determined. As such, we do not record a specific loan loss allowance related to Borrower Loans and Lender Notes in which we have elected the fair value option. Rather, we estimate the fair value of Borrower Loans and Lender Notes using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the Borrower Loans and Lender Notes and the amount of loss in the event of default using methodologies similar to those used on our loans held for investment made to borrower members directly by LendingClub. At origination and at each reporting period, we recognize as interest expense an amount equal to our estimated loan losses for the Lender Notes, and interest income in an amount equal to our estimated loan losses on these Borrower Loans. As these items are amortizing at slightly different interest rates however, these amounts are not equal. Our net interest income related to these Borrower Loans and Lender Notes is further described in Note 12— Net Interest Income.
LendingClub Funded Loans
LendingClub has itself funded approximately $13.1 million of loans originated through the platform. When a borrower loan has been partially or fully funded by Lending Club, LendingClub retains the portion of the borrower member’s monthly loan payment that corresponds to the percentage of the loan that LendingClub has funded. In these cases, LendingClub records interest income on these notes receivable.
Borrower origination fees from member loans funded by LendingClub are offset by direct loan origination costs. The net amount is initially deferred and subsequently amortized ratably over the term of the member loan as an adjustment to yield, and is reported in the accompanying statements of operations as interest income. As of December 31, 2008 and March 31, 2008, the Company had net unamortized deferred loan origination fees (costs) of ($71,546) and $55,244, respectively (see Note 4 — Loans Held for Investment). These deferred loan origination costs will be amortized monthly as interest income through the remaining life of the related loans.
Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, and loans held for investment. The Company holds its cash, cash equivalents and restricted cash in accounts at high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds the FDIC insured amounts. The Company performs credit evaluations of its borrower members’ financial condition and does not allow borrower members to have more than two loans outstanding at any one time. LendingClub does not require collateral for member loans, but the Company maintains reserves for potential credit losses, as described above.

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
In January 2008, as detailed in Note 7 — Convertible Notes Payable, the Company issued two subordinated convertible promissory notes totaling $1,000,000. Additionally, in connection with the issuance of these subordinated convertible promissory notes, the Company issued warrants to purchase 234,742 shares of Series A convertible preferred stock, and the Company recorded a beneficial conversion feature of $178,755 of which a total of $0 and $156,410 was amortized to interest expense during the three and nine months ended December 31, 2008, respectively. In September 2008, these notes were converted into 990,212 shares of the Company’s Series A preferred stock, however, because the convertible preferred stock and the subordinated convertible promissory notes are deemed to be anti-dilutive, and therefore excluded from the computation of basic earnings per share, the net loss attributable to common stockholders has been decreased by the value of this amortized beneficial conversion feature.
The following table details the computation of the net loss per share (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net loss	$(2,552,565)	$(1,636,279)	$(9,612,908)	$(4,321,659)
Add: amortization of beneficial conversion feature on convertible preferred stock	—	—	156,410	—

Net loss attributable to common stockholders	$(2,552,565)	$(1,636,279)	$(9,456,498)	$(4,321,659)

Weighted-average common shares outstanding, basic and diluted	8,190,000	8,190,000	8,190,000	7,842,215
Net loss per common share:
Basic and diluted	$(0.31)	$(0.20)	$(1.15)	$(0.55)
Due to the losses attributable to common stockholders for each of the periods presented in the table below, the following potentially dilutive shares are excluded from the basic and diluted net loss per share calculation as including such shares in the calculation would be anti-dilutive (unaudited).

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Excluded Securities:
Weighted-average Series A convertible preferred stock	14,779,989	9,620,408	11,392,689	4,617,890
Weighted-average restricted stock options issued to employees	2,042,175	1,482,000	1,724,723	1,391,095
Weighted-average warrants and contingent shares outstanding	1,502,484	394,862	1,356,158	227,212

Total common stock equivalents excluded from diluted net loss per share	18,324,648	11,497,270	14,473,570	6,326,197

4. Loans Held for Investment
Member loans funded by LendingClub and held for investment are as follows (unaudited):

	December 31,	March 31,
	2008	2008

Unsecured borrower member loans	$10,404,974	$6,674,801
Deferred borrower origination fees/(costs), net	71,546	(55,244)

	10,476,520	6,619,557
Allowance for loan losses	(903,983)	(373,624)

Loans held for investment, net	$9,572,537	$6,245,933

We provide an allowance for loan losses for member loans made to borrower members funded by LendingClub in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), and SFAS 5. The loan loss allowance is a valuation allowance established to provide for estimated credit losses in the portfolio of loans held for investment at the balance sheet date. As of December 31, 2008, LendingClub had fully reserved for its portion of 55 member loans with an aggregate LendingClub funded loan principal balance of $243,204.
Changes in the allowance for loan losses, the composition of the allowance for loan losses and the allowance for loan losses were as follows (unaudited):

Balance at March 31, 2008	$373,624
Provision for loan losses	155,201

Balance at June 30, 2008 (unaudited)	528,825
Provision for loan losses	129,730

Balance at September 30, 2008 (unaudited)	658,555
Provision for loan losses	245,428

Balance at December 31, 2008 (unaudited)	$903,983

5. Borrower Loans and Lender Notes Held for Investment at Fair Value
As discussed in Note 2 — Summary of Significant Accounting Policies, Borrower Loans and Lender Notes held at fair value, LendingClub applies the provisions of SFAS 159 and SFAS 157 to the Borrower Loans and Lender Notes.
At December 31, 2008, LendingClub had the following assets and liabilities measured at fair value on a recurring basis (unaudited):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
Borrower Loans	—	—	$2,606,608	$2,606,608

Liabilities
Lender Notes	—	—	$2,606,560	$2,606,560

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended December 31, 2008 (unaudited):

	Borrower Loans	Lender Notes
Fair value at September 30, 2008	$—	$—
Originations	2,803,550	2,803,550
Principal repayments	(67,657)	(67,730)
Outstanding principal	2,735,893	2,735,820
Realized and unrealized gains (losses) included in earnings	(129,285)	(129,260)

Fair value at December 31, 2008	$2,606,608	$2,606,560

The majority of realized and unrealized gains (losses) included in earnings are attributable to changes in instrument-specific credit risk and are reported on the “Interest income/(expense), Borrower Loans, net” and “Interest income/(expense), Lender Notes, net” line items. The majority of total realized and unrealized gains (losses) were related to Level 3 instruments held at December 31, 2008.
The Company had no originations of Lender Notes or Borrower Loans prior to the three months ended December 31, 2008. At December 31, 2008, the Company had no Lender Notes or Borrower Loans held for investment at fair value which were 90 days or more delinquent or which were on nonaccrual status.
6. Loans Payable
Loans payable consists of the following:

	December 31,	March 31,
	2008	2008
	(unaudited)

Growth capital term loan	$3,022,041	$2,715,340
Unamortized discount on growth capital term loan	(70,203)	(70,219)
Financing term loan	4,081,052	3,538,010
Unamortized discount on financing term loan	(202,225)	(234,507)
Notes payable to private placement investors	3,514,900	—
Unamortized discount on notes payable	(230,982)	—

Total loans payable	$10,114,583	$5,948,624

At December 31, 2008, future maturities due on all loans payable were as follows (unaudited):

December 31,
2008
2009	$1,003,769
2010	4,307,017
2011	4,361,722
2012	945,485

10,617,993
Less amount representing debt discount	(503,410)

Total loans payable	$10,114,583

Growth capital term loan
In October 2007, the Company entered into a loan and security agreement with a bank that allows for borrowings up to $3,000,000 for working capital needs. In October 2008, the Company entered into an amendment to the agreement to increase the amount of the borrowing available under the agreement to $4,000,000. The loan is secured by substantially all of the assets of the Company except its intellectual property rights and payments received on Borrower Loans. Borrowings bear interest at a fixed rate of 8.5% per annum. Each advance is repayable in 36 equal monthly installments of principal and interest commencing the first day of the month following the advance.
In connection with this loan agreement, the Company issued a fully vested warrant to purchase 98,592 shares of Series A convertible preferred stock. The Company recorded a debt discount of $84,263, and amortization of the debt discount was $7,022 and $7,022, during the three months ended December 31, 2008 and 2007 and $21,066 and $7,022 for the nine months ended December 31, 2008 and 2007, respectively, and was recorded as interest expense. The bank also received the right to invest up to $500,000 in the Company’s next round of equity financing on the same terms as offered to other investors. The growth capital term loan also requires the Company to maintain a certificate of deposit with the bank of $150,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. At December 31, 2008, no amounts were available for future financing under this agreement.
On October 7, 2008, the Company entered into amendments to the Company’s growth capital term loan and financing term loan. These amendments became effective as of October 10, 2008, the date of effectiveness of the Company’s Registration Statement, whereby the lenders waived certain past covenant violations by the Company and consented to the Company’s new operating structure. In connection with the amendments to one of these facilities, the Company issued the lender a fully vested warrant to purchase 37,558 shares of Series A convertible preferred stock at an exercise price of $1.065 per share to the lender under the growth capital term loan and recorded an expense of $29,782 (see Note 8 — Preferred Stock).
In December 2008, the Company drew down the remaining $1,000,000 of availability under this line and issued a fully vested warrant to purchase 28,170 shares of Series A convertible preferred stock (see Note 8 — Preferred Stock). The Company recorded a debt discount of $21,651, and amortization of the debt discount was $601 during the three months ended December 31, 2008, and was recorded as interest expense.
Financing term loan
In February 2008, the Company entered into a loan and security agreement with a lender that provides for financing of up to $5,000,000 in to borrower members funded directly by the Company. The financing term loan was available for advances through June 30, 2008, but was subsequently amended in October 2008 to allow availability through December 31, 2008. The interest rate is fixed at 10.0% per annum. The agreement requires that proceeds received from borrower member payments on loans funded directly by the Company be used to pay down the financing term loan. The financing term loan is secured by substantially all of the assets of the Company except its intellectual property rights and payments received on the Borrower Loans. The financing term loan requires the Company to maintain a certificate of deposit with a bank of $250,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets.
In February and March 2008, the Company received advances totaling $3,600,000. During the three months ended December 31, 2008, the Company drew down the remaining $1,400,000 available under the financing term loan issued fully vested warrants to purchase 39,437 shares of Series A convertible preferred stock at $1.065 per share (see Note 8 — Preferred Stock). In connection with this loan agreement, from inception through December 31, 2008, the Company issued fully vested warrants to purchase an aggregate of 328,638 shares of Series A convertible preferred stock. The Company recorded total debt discounts of $277,962. Amortization of the debt discount was $21,881 and $0 during the three months ended December 31, 2008 and 2007, and $63,076 and $0 for the nine months ending December 31, 2008 and 2007, respectively, and was recorded as interest expense. The lender also received the right to invest up to $500,000 in the Company’s next round of equity financing on the same terms as offered to other investors. At December 31, 2008, the financing term loan was fully drawn.
Notes payable to private placement investors
From April 2008 to August 2008, the Company entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,407,964. Each note is repayable over three years and bears interest at the rate of 12% per annum. The Company is using the proceeds of these notes to fund loans to qualified borrower members. In connection with origination of these notes payable, the Company issued fully vested warrants to purchase an aggregate of 463,176 shares of Series A convertible preferred stock (see Note 8 — Preferred Stock). The Company recorded a debt discount of $292,686, and amortization of the debt discount was recorded as interest expense of $24,390 and $61,703, during the three and nine months ended December 31, 2008, respectively.

7. Convertible Notes Payable
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
On September 29, 2008, the lenders converted the Convertible Notes, which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575 into shares of Series A convertible preferred stock at a purchase price of $1.065 per share. The Company issued 495,106 shares of Series A convertible preferred stock for principal and interest to each venture capital stockholder for an aggregate total of 990,212 shares.
In connection with the issuance of the Convertible Notes, the Company issued warrants to purchase an aggregate of 234,742 shares of Series A convertible preferred stock to the Convertible Notes holders and recorded a debt discount of $178,755. This debt discount was amortized into interest expense over the life of the Convertible Notes. At December 31, 2008, the unamortized balance of the loan discount was $0, and the related interest expense recognized during the three and nine months ended December 31, 2008 was $0 and $156,410, respectively.
In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features,” and EITF No. 00-27, “ Application of Issue No. 98-5 to Certain Convertible Instruments,” the intrinsic value of the beneficial conversion feature (“BCF”) was determined to be equal to the fair value of the warrants as estimated above. Accordingly, the Company recorded a beneficial conversion feature of $178,755. This amount was amortized into interest expense over the life of the Convertible Notes. At December 31, 2008, the unamortized balance of the this feature was $0, and the related interest expense recognized during the three and nine months ended December 31, 2008 was $0 and $156,410, respectively.
8. Preferred Stock
Convertible preferred stock
In September 2008, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares which the Company is authorized to issue from 36,000,000 shares to 49,500,000 shares, 32,000,000 of which are common stock, and 17,500,000 of which are preferred stock.
On September 29, 2008, the Company issued 3,802,817 shares of Series A convertible preferred stock for aggregate cash consideration of $4,050,000. Additionally, the Company issued 990,212 shares of Series A convertible preferred stock in connection with the conversion of convertible notes (See Note 7 — Convertible Notes Payable), which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575.
During the three months ended December 31, 2008, the Company issued an additional 1,309,857 shares of Series A convertible preferred stock for aggregate cash consideration of $1,395,000. In connection with our private placement of Series A convertible preferred stock, we incurred transaction expenses, recorded as an offset to gross proceeds, of $20,426 and $43,953 during the three and nine months ended December 31, 2008, respectively.
Preferred stock warrants
On October 7, 2008, the Company entered into amendments to the Company’s growth capital term loan and financing term loan, (see Note 6 — Loans Payable, Growth capital term loan). In connection with the amendments to one of these facilities, the Company issued the lender a fully vested warrant to purchase 37,558 shares of Series A convertible preferred stock at an exercise price of $1.065 per share and recorded an expense of $29,782. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following assumptions: a volatility of 64.7%, a contractual life of ten years, no dividend yield and a risk-free interest rates of 3.50%.

In December 2008, in connection with the growth capital term loan (see Note 6 — Loans Payable, Growth capital term loan) the Company issued fully vested warrants to purchase 28,170 shares of Series A convertible preferred stock at $1.065 per share which can be exercised at any time before the tenth year anniversary of their issuance. The fair value of these warrants was estimated to be $21,651 using the Black-Scholes option pricing model with the following assumptions: a volatility of 64.7%, a contractual life of ten years, no dividend yield and risk-free interest rates between 2.18% and 2.68%. These fair value estimates were capitalized as debt discounts and are being amortized to interest expense over the three year term of the loan agreement.
During October and November 2008, in connection with the financing term loan (see Note 6 — Loans Payable, Financing term loan) the Company issued fully vested warrants to purchase 39,437 shares of Series A convertible preferred stock at $1.065 per share. The warrants may be exercised at any time on or before August 2018. The fair value of these warrants was estimated to be $30,794 using the Black-Scholes option pricing model with the following assumptions: a volatility of 64.7%, a contractual life of ten years, no dividend yield and risk-free interest rates between 3.75% and 3.99%. These fair value estimates were capitalized as debt discounts and are being amortized to interest expense over the three year term of the loan agreements.
Between April 2008 and August 2008, in connection with the borrowing arrangements discussed in Note 6 — Loans Payable, Notes payable to private placement investors, the Company issued fully vested warrants to purchase 463,176 shares of Series A convertible preferred stock at $1.065 per share. The warrants may be exercised at any time on or before August 2013. The fair value of these warrants was estimated to be $292,686 using the Black-Scholes option pricing model with the following assumptions: volatility between 63.6% and 71.79%, a contractual life of five years, no dividend yield and risk-free interest rates of between 2.98% and 4.51%. These values were capitalized as debt discounts and are being amortized to interest expense over the three year term of the loan agreements.
9. Stockholders’ Deficit
Common stock
As of December 31, 2008, the Company has reserved shares of common stock for future issuance as follows (unaudited):

Convertible preferred stock	15,740,286
Options to purchase common stock	2,042,175
Options available for future issuance	1,649,825
Convertible preferred stock warrants	1,214,349
Common stock warrants	325,000

Total common stock reserved for future issuance	20,971,635

10. Stock-Based Compensation
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
The Option Plan allows for employees to early exercise options on the first anniversary date of employment, regardless of the vested status of granted options. If an employee terminates prior to fully vesting in options that have been early exercised, the Company repurchases the common stock associated with unvested options at the original exercise price. As of December 31, 2008, none of the option holders have chosen to early exercise.

The Company utilized the Black-Scholes option pricing model for estimating the fair value of stock options granted with the following weighted average assumptions for the nine months ended December 31, 2008 and 2007. No options were granted during the three months ended December 31, 2008 and 2007 (unaudited):

	Nine Months Ended
	December 31,
	2008	2007
Expected dividend yield	0%	0%
Expected volatility	63.6%	72.7%
Risk-free interest rates	3.38%	4.51%
Expected life	6.11 years	6.11 years
Options activity under the Option Plan is summarized as follows (unaudited, except balances at March 31, 2008):

	Options Outstanding		Options Exercisable
				Weighted Average
	Shares Available			Exercise Price per
	for Grant	Number of Shares	Number of Shares	Share
Balances at March 31, 2008	2,249,000	1,443,000	373,750	$0.27
Options Granted	(964,800)	964,800		0.27
Options Exercised	—	—		—
Options Cancelled	365,625	(365,625)		(0.27)
Option Expired	0	0		—

Balances at September 30, 2008	1,649,825	2,042,175	575,625	0.27
Options Granted	—	—		—
Options Exercised	—	—		—
Options Cancelled	—	—		—
Options Expired	—	—		—

Balances at December 31, 2008	1,649,825	2,042,175	671,440	$0.27

A summary of the exercisable and vested stock options outstanding by exercise price at December 31, 2008, is as follows (unaudited):

	Outstanding Options			Vested and Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
	Number of	Price per	Contractual	Number of	Price per
	Shares	Share	Life (Years)	Shares	Share
Exercise price $0.27	2,042,175	$0.27	8.87	671,440	$0.27
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

The following table presents details of stock-based compensation expenses by functional line item for the periods indicated (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Sales, marketing and customer service	$2,710	$3,018	$7,383	$7,448
Engineering	8,686	8,459	24,042	24,623
General and administrative	8,926	5,289	21,929	15,867

	20,323	16,766	53,354	47,938

Less stock-based compensation expense for non-employees	(1,416)	(603)	(3,163)	(1,457)

Total employee stock-based compensation expense	$18,907	$16,163	$50,191	$46,481

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.
During the three months ended December 31, 2008 and 2007, the Company did not grant any stock options. During the nine months ended December 31, 2008 and 2007, the Company granted stock options to purchase 964,800 and 195,000 shares, respectively, of common stock with a weighted average grant date fair value of $0.17 and $0.19, respectively, per share. As of December 31, 2008, total unrecognized compensation cost was $302,005. These costs are expected to be recognized through July 2012.
11. Income Taxes
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
As of December 31, 2008, the Company continued to have a full valuation allowance against its net deferred tax assets. The Company believes that its deferred tax assets will more likely than not be realized. For the nine months ended December 31, 2008, the Company was in a loss position. The Company does not have any foreign operations and therefore did not record any tax provisions during the period.
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

12. Net Interest Income
Revenues primarily result from interest income and transaction fees. Transaction fees include origination fees (borrower member paid) and lender member service charges (lender member paid). Interest income is accrued and recorded in the accompanying statements of operations as collected. The Company classifies interest and fees earned on our loans together as interest income in these financial statements.
The following table summarizes net interest income (expense) as follows (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Interest income:	$325,787	$59,424	$763,107	$79,690
Borrower Loans held for investment at fair value
Interest and fees earned on Borrower Loans	71,809	—	71,809	—
Credit risk related adjustment (interest expense)	(129,285)	—	(129,285)	—
Cash and cash equivalents	13,446	99,861	41,359	151,105

Total interest income	$281,757	$159,285	$746,990	$230,795

Interest expense:
Lender Notes held for investment at fair value
Interest and fees expensed on Lender Notes	$15,139	$—	$15,139	$—
Credit risk related adjustment (interest income)	(129,260)	—	(129,260)	—
Loans payable	235,515	12,106	513,411	12,106
Convertible notes payable	—	—	39,890	—
Amortization of debt discount	53,895	—	459,267	—
Amortization of BCF	—	—	156,410	—

Total interest expense	$175,289	$12,106	$1,054,857	$12,106

13. Commitments and Contingencies
Operating leases
The Company leases its principal administrative and service facilities, as well as office equipment, under a month-to-month operating lease cancelable with one month notice. Rent expense was $36,500 and $30,968 for the three months ended December 31, 2008 and 2007, respectively, and $110,900 and $84,693 for the nine months ended December 31, 2008 and 2007, respectively.
Securities law compliance
From May 2007 through April 2008, the Company sold approximately $7.4 million of loans to lender members who were unaffiliated with LendingClub through the LendingClub platform whereby the Company assigned promissory notes directly to lender members. The Company did not register the offer and sale of the promissory notes offered and sold through the LendingClub platform under the Securities Act of 1933 or under the registration or qualification provisions of the state securities laws. The Company’s management believes that the question of whether or not the operation of the LendingClub platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the Company’s platform were viewed as a securities offering, the Company would have failed to comply with the registration and qualification requirements of federal and state law, and lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933 is one year from the violation.

The Company’s decision to restructure its operations and cease sales of promissory notes offered through the platform effective April 7, 2008 limited this contingent liability so that it only relates to the period from the launch of the Company’s platform in May 2007 until April 7, 2008, the termination of sales under the Company’s prior operating structure.
The Company has not recorded an accrued loss contingency under SFAS 5 in connection with this contingent liability. Accounting for loss contingencies pursuant to SFAS 5 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. The Company has assessed the contingent liability related to prior sales of loans on the platform in accordance with SFAS 5 and has determined that the occurrence of the contingency is reasonably possible. In accordance with SFAS 5, the Company has estimated the range of loss as of December 31, 2008 as between $0 and $6.1 million, which is, as of December 31, 2008, the aggregate outstanding principal balance of member loans sold to persons unaffiliated with LendingClub from inception through April 7, 2008. In making this assessment, the Company considered its view, described above, that analyzing whether or not the operation of the LendingClub platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain. In addition, the Company considered its belief that lender members have received what they expected to receive in the transactions under the Company’s prior operating structure. Generally, the performance of the outstanding member loans had, in the Company’s view, delivered to lender members the benefits they expected to receive in using the LendingClub platform.
Due to the legal uncertainty regarding the sales of promissory notes offered through the LendingClub platform under the Company’s prior operating structure as described above, the Company decided to restructure its operations to resolve such uncertainty. The Company began its implementation of this decision on April 7, 2008, when it ceased offering lender members the opportunity to make purchases on the LendingClub platform, ceased accepting new lender member registrations and ceased allowing new funding commitments from existing lender members. Furthermore, pursuant to this decision, the Company filed a registration statement on Form S-1, Amendment No. 3, with the SEC (as described in the following paragraph), in which the Company described the restructuring of its operations and its new operating structure. The Company resumed accepting new lender members and allowing transactions with lender members starting October 13, 2008, after the date such registration statement became effective.
On June 20, 2008, the Company filed the Registration Statement. The change in the operation of the Company’s platform, as well as the Company’s adoption of new accounting pronouncements, had a significant impact on the Company’s financial statements and results of operations for periods following the effective date of that Registration Statement. Because the Lender Notes are a novel financing structure, we will continue to evaluate the impact the changes this shift in our operations will have on our financial condition, results of operations and cash flows.
We adopted the provisions of SFAS No. 157, and SFAS No. 159. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We applied the provisions of SFAS 159 to the Borrower Loans and Lender Notes issued under the Registration Statement. We did not apply the provisions of SFAS 159 to prior loans not issued under the Registration Statement.
14. Subsequent Events
Subsequent to December 31, 2008, the Company entered into a series of loan and security agreements to accredited investors totaling $550,000. Each note is repayable over three years and bears interest at the rate of 12% per annum. The Company is using the proceeds of these notes to fund loans to qualified borrower members. In connection with these loan agreements, the Company issued fully vested warrants to purchase an aggregate of 51,641 shares of Series A convertible preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Part II Item 1A “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for LendingClub’s products and services; the intensity of competition; LendingClub’s ability to effectively expand and improve internal infrastructure; and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part II Item 1A found later in this report entitled “Risk Factors,” as well as the “Risk Factors” section of the prospectus for the Lender Notes dated October 13, 2008 and filed with the SEC,as supplemented by Prospectus Supplement (Disclosure Report No. 2) dated November 24, 2008 and Prospectus Supplement (Disclosure Report No. 3) dated November 24, 2008. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.
Overview
LendingClub is an Internet-based social lending platform that enables its borrower members to borrow money and its lender members to purchase Member Payment Dependent Lender Notes (which we refer to as the “Lender Notes”), the proceeds of which fund loans made to individual borrower members (which we refer to as the “Borrower Loans”). We allow qualified borrower members to obtain loans with interest rates that they find attractive. We provide lender members with the opportunity to invest in Lender Notes that are dependent for payment on Borrower Loans with interest rates and credit characteristics the lender members find attractive. As a part of operating our lending platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the origination of member loans through our agreement with WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah. We also provide servicing for the member loans on an ongoing basis.
All member loans are unsecured obligations of individual borrower members with fixed interest rates and three-year maturities. The member loans are originated through our website, funded by WebBank at closing and immediately assigned to LendingClub upon closing.
Starting October 13, 2008, our lender members have had the opportunity to buy Lender Notes issued by LendingClub, with each series of Lender Notes corresponding to a single individual Borrower Loan originated through our platform.
LendingClub was incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. Since inception, we have continually refined our business model and operations in response to market demands. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. As of December 31, 2008, the lending platform has facilitated approximately 3,000 member loans since its launch in May 2007.
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
We have a limited operating history and have incurred net losses since our inception. Our net loss was approximately $2.6 million for the quarter ended December 31, 2008 and approximately $9.5 million for the nine months ended December 31, 2008. We earn revenues from processing fees charged to members, primarily a borrower origination fee and a lender member service charge. We also earn interest income on member loans that we fund. At this stage of our development, we have funded our operations primarily with proceeds from our venture capital financings, our credit facilities and note issuances, which are described below under “Liquidity and Capital Resources.” We also rely on our credit facilities and note issuances to borrow funds, which we have used to participate in the lending platform as a lender. Over time, we expect that the number of borrower members and lender members and the volume of member loans originated through our platform will increase, and that we will generate increased revenue from borrower origination fees and lender member service charges. Our decision to temporarily stop accepting lender member commitments, effective from April 7, 2008 until October 13, 2008, slowed the ramp up of our operations, resulting in a negative impact on our cash flows and liquidity projections for fiscal 2009 due to a projected decrease in loan origination volume following April 7, 2008.

Our operating plan calls for a continuation of the current strategy of raising debt and equity financing to finance our operations until we reach profitability and become cash-flow positive, which we do not expect to occur before 2010. Our operating plan calls for significant investments in website development, security, loan scoring, loan processing and marketing before we reached profitability. Between August 2007 and December 2008 we raised a round of equity in a series of financings totaling $15.6 million, and $1.0 million of our convertible notes were converted into equity. Going forward, we expect to complete an additional round of equity financing in 2009. We expect to continue raising smaller rounds of debt and convertible debt financing in the foreseable future.
We have made significant changes to the operation of our lending platform that became effective on October 13, 2008. Our historical financial results and this discussion reflect the structure of our lending platform and our operations both prior to and after October 13, 2008. For a discussion of the effect of our new structure on our financial statements, see “Effect of the New Lending Platform Structure” below.
Critical Accounting Policies and Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) fair value; (3) allowance for loan losses; and (4) share-based compensation. Other than the changes described in Note 2 — Summary of Significant Accounting Policies, Revenue recognition and Note 2 — Summary of Significant Accounting Policies, Borrower Loans and Lender Notes held at fair value above, there have been no material changes to any of our critical accounting policies and critical accounting estimates as disclosed in our Registration Statement on Form S-1, Amendment No. 3 (File Number 333-151827) (the “Registration Statement”), as supplemented by Prospectus Supplement (Disclosure Report No. 2) dated November 24, 2008 and Prospectus Supplement (Disclosure Report No. 3) dated November 24, 2008.
(Remainder of page intentionally left blank)

Results of Operations
The following table sets forth certain condensed financial data for the periods indicated (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Revenues
Loans held for investment
Interest income, net	$339,233	$159,285	$804,466	$230,795
Interest expense	(289,410)	(12,106)	(1,168,978)	(12,106)

Net interest income (expense), loans held for investment	49,823	147,179	(364,512)	218,689
Provision for loan losses	(245,428)	—	(530,359)	—

Net interest income (loss) after provision for loan losses	(195,605)	147,179	(894,871)	218,689

Borrower Loans and Lender Notes held for investment at fair value
Interest income/(expense), Borrower Loans, net	(57,476)	—	(57,476)	—
Interest (expense)/income, Lender Notes, net	114,121	—	114,121	—

Net interest income/(expense), Lender Notes and Borrower Loans held for investment at fair value	56,645	—	56,645	—

Amortization of loan servicing rights	9,260	1,983	38,221	2,410
Other revenue	2,514	—	3,480	—

Total (losses) revenues	(127,186)	149,162	(796,525)	221,099

Operating expenses
Sales, marketing and customer service	600,953	670,420	1,502,372	1,339,039
Engineering	443,054	485,521	1,427,196	1,299,976
General and administrative	1,381,372	629,500	5,886,815	1,903,743

Total operating expenses	2,425,379	1,785,441	8,816,383	4,542,758

Loss before provision for income taxes	(2,552,565)	(1,636,279)	(9,612,908)	(4,321,659)

Provision for income taxes	—	—	—	—

Net loss	(2,552,565)	(1,636,279)	(9,612,908)	(4,321,659)

Amortization of beneficial conversion feature on convertible preferred stock	—	—	156,410	—

Net loss attributable to common stockholders	$(2,552,565)	$(1,636,279)	$(9,456,498)	$(4,321,659)

Basic and diluted net loss per share	$(0.31)	$(0.20)	$(1.15)	$(0.55)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,190,000	8,190,000	8,190,000	7,842,215

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
Interest Income
The following table presents our quarterly interest income sources in both absolute dollars (in thousands) and as a percentage of interest income (in thousands):

	For the Quarter Ended
	June 30,		September 30,		December 31,		March 31,		June 30,		September 30,		December 31,
	2007		2007		2007		2008		2008		2008		2008
Interest Income Source	$	%	$	%	$	%	$	%	$	%	$	%	$	%

Borrower origination fees — third party purchased loans	2	50	18	27	43	27	64	30	20	9	0	0	0	0

Loans held for investment, borrower origination fees and interest earned	0	0	1	1	16	9	109	50	177	82	240	96	326	83

Borrower Loans and Lender Notes held for investment at fair value, borrower origination fees and interest earned net of interest expense on those same loans	0	0	0	0	0	0	0	0	0	0	0	0	(57)	14
Interest from banks	2	50	49	72	102	64	43	20	18	9	10	4	13	3

Total Interest Income	4	100	68	100	161	100	216	100	215	100	250	100	282	100

Borrower Origination Fees
Our borrower members pay a one-time fee to us for arranging a member loan. This fee is determined by the loan grade of the member loan and, prior to June 17, 2008, ranged from 0.75% to 2.00% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	0.75%	1.00%	1.50%	2.00%	2.00%	2.00%	2.00%
From June 17, 2008 to November 24, 2008, our origination fees ranged from 0.75% to 3.00% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	0.75%	1.50%	2.00%	2.50%	2.75%	3.00%	3.00%
Beginning November 25, 2008, our origination fees increased ranging from 0.75% to 3.50% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	0.75%	2.50%	3.00%	3.50%	3.50%	3.50%	3.50%
The borrower origination fee is included in the APR calculation provided to the borrower member and is deducted from the gross loan proceeds prior to disbursement of funds to the borrower member. We do not receive a borrower origination fee if a member loan request does not close and fund.

Borrower Origination Fees on Loans Held for Investment
We compute borrower origination fees for loans we fund by subtracting the average costs of originating a loan from the aggregate fee charged to the borrower member for the loan. We initially defer this net amount and subsequently amortize the balance over the servicing period of the member loan, which is currently 36 months for each funded loan.
Interest on Loans Held for Investment
We generate revenue from interest earned on loans we have funded and hold for investment. When payments are received, the interest portion paid by our borrower members on the loans we have funded and the amortization of the origination fees are recorded as interest income. Interest, excluding amortization of origination fees, currently ranges from 7.12% to 19.36% per annum. For the three months ended December 31, 2008 and 2007, we recorded $325,787 and $157,067, respectively, in interest income from the loans we have funded. For the nine months ended December 31, 2008 and 2007, we recorded $763,107 and $228,577, respectively, in interest income from the loans we have funded. We expect the amount of revenue generated from interest income on our loans held for investment to increase in the near term as we self-funded the platform between April 7, 2008 through October 13, 2008 while we sought to register the offering of our Lender Notes. Subsequent to the effectiveness of our Registration Statement, we have continued to fund loans on the platform as we build our marketing and awareness efforts. During the three and nine months ended December 31, 2008, we funded $2,570,650 of loans while our lender members funded $2,804,200 of loans.
Interest on Borrower Loans and Lender Notes Held for Investment at Fair Value
During the three months ended December 31, 2008, we began recording interest income from our Borrower Loans and corresponding interest expense from our Lender Notes. Interest income from the Borrower Loans includes origination fees on these loans which are recognized in the period originated. During the three and nine months ended December 31, 2008, we recorded interest income from Borrower Loans of $71,809, including $55,760 related to origination fees. Under SFAS 159, for the three and nine months ended December 31, 2008, this interest income was offset by credit risk related adjustments on Borrower Loans of $129,285, a non-cash interest expense. Conversly, for our Lender Notes we recorded interest expense of $15,139 during the three and nine months ended December 31, 2008, and offset this interest expense by credit risk related adjustments (non-cash interest income) on Lender Notes of $129,260 for the three and nine months ended December 31, 2008. Over time, we expect that revenues and expenses related to Borrower Loans and Lender Notes will increase as we grow our platform.
Interest from Cash and Investments
Interest from cash and investments held in bank accounts is recorded as it is earned. For the three months ended December 31, 2008 and 2007, and the nine months ended December 31, 2008 and 2007, we recorded $13,446, $99,861, $41,359 and $151,105, respectively, in interest income from cash and investments held in bank accounts.
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
Interest Expense on Notes Payable
Interest expense, other than that described above with regard to Borrower Loans and Lender Notes, consists primarily of cash and non-cash interest. For the three months ended December 31, 2008 and December 31, 2007 and for the nine months ended December 31, 2008 and December 31, 2007, we paid cash interest on these notes payable of $235,515, $12,106, $513,411 and $12,106, respectively, for interest due on our loans payable to our creditors. For the three months ended December 31, 2008 and December 31, 2007 and for the nine months ended December 31, 2008 and December 31, 2007, we recorded $53,895, $0, $459,267 and $0, respectively, for non-cash interest expense, chiefly related to debt discounts due to warrants and beneficial conversion features, on our loans payable to our creditors. Of the amounts above, we recorded interest expense for interest due on our convertible notes of $0 and $0 for the three months ended December 31, 2008 and 2007, respectively, and $39,890 and $0 for the nine months ended December 31, 2008 and 2007, respectively. These notes were converted to Series A preferred stock on August 29, 2008. In addition, for the amortization of debt discount associated with warrants issued in connection with the convertible notes we recorded non-cash interest expense of $0 and $0 for the three months ended December 31, 2008 and 2007, respectively, and $248,962 and $0, for the nine months ended December 31, 2008 and 2007, respectively. For the beneficial conversion feature associated with these warrants we recorded non-cash interest expense of $0 and $0 for the three months ended December 31, 2008 and 2007, respectively, and $156,410 and $0 for the nine months ended December 31, 2008 and 2007, respectively. We expect interest expense to continue to increase in fiscal 2009 as a result of our additional borrowings discussed below under “Liquidity and Capital Resources.”

Allowance for Loan Losses
The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of potential credit losses inherent in the portfolio of loans funded by LendingClub that we hold for investment and is based on a variety of factors, including the composition and quality of the loan portfolio, delinquency levels and trends, probable expected losses for the next twelve months, current and historical charge-off and loss experience, current industry charge-off and loss experience, the condition of the market, the interest rate climate and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex and requires judgment by management about the effect of matters that are inherently uncertain. Moreover, in light of our limited operating history, we do not have significant historical experience from which to estimate expected losses in our portfolio.
In the three months ended December 31, 2008 and 2007, we recorded an allowance for loan losses of $245,428 and $0, respectively, against the outstanding principal balance of loans held for investment. In the nine months ended December 31, 2008 and 2007, we recorded an allowance for loan losses of $530,359 and $0, respectively, against the outstanding principal balance of loans held for investment. These reserves have been netted against our loans held for investment balance at December 31, 2008 and 2007, respectively. We expect our allowance for loan losses to increase in the near future due to the expected increase in the amount of loans held for investment.
Lender Service Charge (Amortization of loan servicing rights)
We charge lender members an ongoing service charge in respect of loans they have purchased through our platform and will continue to charge this amount in the future with respect to the Lender Notes. The service charge offsets the costs we incur in servicing member loans, including managing payments from borrower members, payments to lender members and maintaining account portfolios. This service charge is equal to 1.00% of all amounts paid by LendingClub to a lender member with respect to a loan. The service charge is deducted from any payments on a member loan before the net amounts of those payments are allocated to the lender members’ LendingClub accounts.
Under the terms of our loan agreements with our borrower members, we have the right to charge a late payment fee of $15.00 or 5.00% of the outstanding payment, whichever is greater, or such lesser amount as permitted by law, if the borrower member’s payment is more than 15 days late. We deduct a service charge equal to 1.00% of the amount of any late payment fee collected before the net amount of the payment is allocated to the lender member’s LendingClub account.
Operating Expenses (unaudited):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2008	2007	% change	2008	2007	% change
Sales, marketing and customer service	$600,953	$670,420	-10%	$1,502,372	$1,339,039	12%
Engineering	443,054	485,521	-9%	1,427,196	1,299,976	10%
General and administrative	1,381,372	629,500	119%	5,886,815	1,903,743	209%

Total operating expenses	$2,425,389	$1,785,441		$8,816,383	$4,542,758

Sales, Marketing and Customer Service Expense
Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing and customer service personnel, contracting personnel, service providers, travel and other reimbursable expenses and marketing programs, such as trade shows and marketing campaigns. Sales, marketing and customer service expenses for the three months ended December 31, 2008 and 2007 were $600,953 and $670,420, respectively, a decrease of approximately 10%. The decrease was primarily due to a reduction in staff, despite greater expenses incurred for marketing programs. Sales, marketing and customer service expenses for the nine months ended December 31, 2008 were $1,502,372, an increase of approximately 12%, over sales, marketing and customer service expenses of $1,339,039 for the nine months ended December 31, 2007. The increase was primarily due to increased advertising costs, tradeshow costs, and member recruitment program costs.
Engineering Expense
Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of personnel and the cost of subcontractors who work on the development and maintenance of our lending platform and software enhancements that run our lending platform. Engineering expenses for the three months ended December 31, 2008 were $443,054, a decrease of approximately 9%, over engineering expenses of $485,521 for the three months ended December 31, 2007. The decrease was primarily due to a reduction in personnel related costs. Engineering expenses for the nine months ended December 31, 2008 were $1,427,196, an increase of approximately 10%, over engineering expenses of $1,299,976 for the nine months ended December 31, 2007. The increase was primarily due to increased headcount costs and new platform co-location expenses.
General and Administrative Expense
General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and audit fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expenses for the three months ended December 31, 2008 were $1,381,372, an increase of approximately 119%, over general and administrative expenses of $629,500 for the three months ended December 31, 2007. The increase was primarily due to increased legal and accounting expenses incurred in the quarter related to our Registration Statement and an increase in personnel related costs.
General and administrative expenses for the nine months ended December 31, 2008 were $5,886,815, an increase of approximately 209%, over general and administrative expenses of $1,903,743 for the nine months ended December 31, 2007. The increase was due primarily to increased headcount and legal and consulting expenses related to our Registration Statement. Although we will incur increased audit, legal and other costs as a result of being an SEC registered company, and despite planned infrastructure expansion to meet growth in lending, we expect that general and administrative expenses will decrease as a percentage of overall expenses as we grow.
Liquidity and Capital Resources
The Company’s financial statements have been prepared assuming that the Company will continue as a going concern; however, the conditions discussed below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. To strengthen our financial position, on September 29, 2008, we obtained $4.1 million of equity financing, and $1.0 million of our convertible notes were converted into equity, while in the three months ended December 31, 2008, we raised an additional $1.4 of equity financing.
The Company has incurred operating losses since its inception. For the three and nine months ended December 31, 2008 and the three and nine months ended December 31, 2007, the Company incurred a net loss of $2.5 million, $9.6 million, $1.6 million and $4.3 million, respectively. For the nine months ended December 31, 2008 and 2007, the Company had negative cash flow from operations of $8.4 million and $4.4 million, respectively. Additionally, as of December 31, 2008, the Company had an accumulated deficit of $17.4 million since inception and a stockholders’ deficit of $14.0 million.
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
Net cash used in operating activities from inception through December 31, 2008, consisted mostly of increases in headcount costs, expenses for consultants and temporary personnel and other professional service providers to the Company.
Net cash used in investing activities for the nine months ended December 31, 2008 and 2007, was $6.5 million and $2.5 million, respectively. For the nine months ended December 31, 2008, net cash used in investing activities consisted mainly of $9.0 million of investments in loans to borrower members, while our main source of cash from investing activity during that same period was borrower member repayments of their outstanding notes.

Net cash provided by financing activities was $12.5 million for the nine months ended December 31, 2008, and $14.5 million for the nine months ended December 31, 2007. Cash provided by financing activities consisted primarily of proceeds from the issuance of our convertible preferred stock and our issuances of convertible notes and common stock.
On October 29, 2007, we entered into a secured $3.0 million loan facility with Silicon Valley Bank (“SVB”). As of December 31, 2008, we had drawn down the entire amount of the facility. Interest on borrowings under the loan facility is at a per annum rate fixed as of the funding date of each advance equal to the greater of (i) SVB’s prime rate of interest plus 0.75% or (ii) 8.50%. We also paid a commitment fee of $15,000 on the effective date of the loan facility and $11,400 of SVB’s expenses in connection with the facility. The borrowings under the credit facility are secured by a blanket lien on substantially all of our assets, except for our intellectual property rights and payments we receive on Borrower Loans. In connection with this facility, we issued a fully vested warrant to purchase 98,592 shares of Series A convertible preferred stock to SVB. SVB also received the right to invest up to $500,000 in our next round of equity financing on the same terms as offered to other investors. Additionally, the SVB facility requires us to maintain a certificate of deposit with SVB of $150,000 until repayment.
On February 20, 2008, we entered into a secured $5.0 million credit facility with Gold Hill Venture Lending 03, LP (“Gold Hill”). As of December 31, 2008, we had drawn down the entire amount available under this facility. Interest on the borrowings under the credit facility is at a fixed rate of 10% per annum. Under the terms of this facility, we agreed to remit to Gold Hill, at the end of the amortization period, an amount equal to 1% of the total amount borrowed under that facility. We also paid a commitment fee of $25,000 on the effective date of the credit facility. Borrowings under the credit facility are secured by a lien on substantially all of our assets, except for our intellectual property rights and payments we receive on Borrower Loans. Gold Hill’s lien is pari passu with SVB’s lien described above. In connection with this facility, we issued fully vested warrants to purchase an aggregate of 289,201 shares of Series A convertible preferred stock and Gold Hill received the right to invest up to $500,000 in our next round of equity financing on the same terms as offered to other investors. The Gold Hill facility requires us to maintain a certificate of deposit with SVB of $250,000 until repayment.
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
In January 2008, we issued subordinated convertible promissory notes to Norwest Venture Partners X, LP and Canaan VII L.P., with principal sums of $500,000 each, under the terms of a note and warrant purchase agreement. The convertible notes are subordinate to our capital loan facility and our credit facility and bear interest at a rate of 8% per annum. Principal and interest are due in full on the maturity date of January 24, 2010, unless an equity financing with total proceeds of at least $3 million occurs prior to such date. If such an equity financing occurs, the principal balance and accrued interest of the notes will automatically convert into equity securities at the same price and under the same terms as those offered to the other equity investors. In connection with the issuance of the convertible notes, we issued warrants to purchase an aggregate of 234,742 shares of Series A convertible preferred stock to the convertible note holders. On September 29, 2008, the lenders converted the Convertible Notes, which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575 into shares of Series A convertible preferred stock at a purchase price of $1.065 per share. The company issued 495,106 shares for principal and interest to each venture capital stockholder for an aggregate total of 990,212 shares.
From April to August 2008, we issued a series of promissory notes to accredited investors totaling $4,407,964. Each note is repayable over three years and bears interest at the rate of 12% per annum. In addition, investors in these promissory notes received warrants to purchase a total of 444,398 shares of our Series A convertible preferred stock. Subsequent to December 31, 2008, we entered into a further series of similar promissory notes to accredited investors totaling $550,000. Each note is repayable over three years and bears interest at the rate of 12% per annum. In connection with these loan agreements, the Company issued fully vested warrants to purchase an aggregate of 51,641 shares of Series A convertible preferred stock.

We used the proceeds from borrowings under the SVB and Gold Hill facilities, the sale of our convertible notes and the sale of promissory notes primarily to participate in the lending platform as a lender to insure a sufficient level of funding for borrowing requests. Beginning April 7, 2008, and until October 13, 2008, all loans funded on the platform were funded and held only by LendingClub. Through our participation in the LendingClub platform as a lender, as of December 31, 2008 we had funded approximately $13.1 million in member loans. We expect that we will continue to fund loans to borrower members ourselves for the foreseeable future, although there can be no assurance that we will do so or if we do so, what level of funding we will be able to provide. Furthermore, following October 13, 2008, if we fund loans ourselves we will hold the loans directly and will not hold Lender Notes for our own account. On October 13, 2008, we reopened the lender side of our platform to accept new lender member registrations and funding commitments to purchase Lender Notes.
We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to fund loans we will hold for investment. To date, we have funded our cash requirements with proceeds from our debt issuances and the sale of equity securities. At December 31, 2008, we had approximately $3.2 million in cash and cash equivalents. We primarily invest our cash in interest bearing money market funds.
We anticipate that we will continue to incur substantial net losses for the foreseeable future as we grow our online platform. We do not have any committed external source of funds. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings or debt financings. Additional equity or debt financing may not be available on acceptable terms, if at all.
Since our inception, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Income Taxes
We incurred no tax provision for the three and nine months ended December 31, 2008. The fiscal 2008 and 2007 tax provisions vary from the expected provision or benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss and deferred tax assets. Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carry forwards.
Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Effect of the New LendingClub Platform Structure
On October 13, 2008, we implemented our new operating structure and began issuing the Lender Notes. The change in our operation of the platform, as well as our adoption of certain new accounting pronouncements, had a significant effect on our financial statements and results of operations for periods following October 13, 2008. Summarized below are the material changes to our operations on the platform. Because the Lender Notes are a novel financing structure, we will continue to evaluate the effect the changes this shift in our operations will have on our financial condition, results of operations and cash flow.
For loans made directly by LendingClub to its borrower members, we provide a loan loss allowance in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), and SFAS 5. The loan loss allowance is a valuation allowance established to provide for estimated credit losses in the portfolio of loans held for investment at the balance sheet date.
The allowance for loan losses is evaluated on a periodic basis by management, and represents an estimate of potential credit losses based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through the Company’s collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex and requires judgment by management about the effect of matters that are inherently uncertain.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. The Company’s loan portfolio is comprised primarily of small groups of homogeneous, unsecured loans made to borrower members, which loans are evaluated for impairment at least every 150 days based on their payment status and information gathered through our collections efforts. The Company’s estimate of the required allowance for loan losses is developed by estimating both the rate of default of the loans within each FICO band and a loan’s collection status and the amount of probable loss in the event of default. The rate of default is assigned to the loans based on their attributes, including borrower member FICO score and collection status. Loan losses are charged against the allowance when management believes the loss is confirmed. The Company makes an initial assessment of whether a specific reserve is required on each delinquent loan no later than the 150th day of delinquency of that loan.
In conjunction with our new operating structure effective as of October 13, 2008, for Lender Notes, we adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Measurements” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We applied the provisions of SFAS 159 to the Borrower Loans and Lender Notes issued under the Registration Statement. In accordance with SFAS 159, we disclose for each period for which an interim or annual income statement is presented the estimated amount of gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the gains or losses attributed to changes in instrument-specific credit risk were determined. We do not record a specific allowance account related to Borrower Loans and Lender Notes in which we have elected the fair value option, but rather, estimate the fair value of Borrower Loans and Lender Notes using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the Borrower Loans and Lender Notes and the amount of loss in the event of default using methodologies similar to those used on our loans funded by us and held for investment.
As the provisions of SFAS 159 were not applied to eligible items existing before October 13, 2008, adoption of SFAS 159 did not result in a cumulative-effect adjustment to our opening balance accumulated deficit. In applying the provisions of SFAS 159, we report the aggregate fair value of the Borrower Loans and Lender Notes as separate line items in the assets and liabilities sections of our balance sheet using the methods described in Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) and our financial statements.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in fair value of the Borrower Loans and Lender Notes subject to the provisions of SFAS 159 are recognized in earnings, and fees and costs associated with the origination or acquisition of Borrower Loans are recognized as incurred rather than deferred.
We determine the fair value of the Borrower Loans and Lender Notes in accordance with the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As observable market prices are not available for similar assets and liabilities, we believe the Borrower Loans and Lender Notes should be considered Level 3 financial instruments under SFAS 157. For Borrower Loans, the fair value is expected to be estimated using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the loans and the amount of loss in the event of default. Our obligation to pay principal and interest on any Lender Notesis equal to the loan payments, if any, we receive on the corresponding member loan, net of our 1.00% service charge. As such, the fair value of the Lender Notes is approximately equal to the fair value of the Borrower Loans, adjusted for the 1.00% service charge. Any unrealized gains or losses on the Borrower Loans and Lender Notes for which the fair value option has been elected will be reported separately in earnings. The effective interest rate associated with the Lender Notes will be less than the interest rate earned on the Borrower Loans due to the 1.00% service charge. Accordingly, as market interest rates fluctuate, the resulting change in fair value of the fixed rate Borrower Loans and fixed rate Lender Notes will not be the same.
We also disclose the difference between the aggregate fair value and the aggregate unpaid principal balance of Borrower Loans for which the fair value option has been adopted. In addition, we disclose the aggregate fair value of Borrower Loans past due by 90 days or more and the fair value of Borrower Loans in nonaccrual status as well as the difference between the aggregate fair value and aggregate unpaid principal balance for loans that are 90 days or more past due and/or in nonaccrual status. For Borrower Loans, we disclose the estimated amount of gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the gains or losses attributable to changes in instrument-specific credit risk were determined. For Lender Notes with fair values that have been significantly affected during the reporting period by changes in the instrument-specific credit risk, we will disclose the estimated amount of gains and losses from fair value changes included in earnings that are attributable to changes in the instrument-specific credit risk, the qualitative information about the reasons for those changes and how the gains and losses attributable to changes in instrument-specific credit risk were determined.
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
In the footnotes to our financial statements, we reflect all significant terms of the Lender Notes, including their lack of recourse to us. As we receive scheduled payments of principal and interest on the Borrower Loans we will in turn make principal and interest payments on the Lender Notes. These principal payments will reduce the carrying value of the Borrower Loans and Lender Notes. If we do not receive payments on the Borrower Loans, we are not obligated to and will not make payments on the Lender Notes. The fair value of the Lender Notes is approximately equal to the fair value of the member loan, less the 1.00% service fee, and because the Borrower Loans and Lender Notes are linked, any estimates or changes in estimates that we apply to the Lender Notes must also be contemporaneously and similarly applied to the corresponding Borrower Loans. Thus, for example, if the fair value of the Borrower Loan decreases due to our expectation of both the rate of default of the loan and the amount of loss in the event of default, there will also be a corresponding decrease in the fair value of the linked Lender Notes (an unrealized gain related to the Lender Notes and an unrealized loss related to the member loan). We have performed analyses of how changes in interest rates and defaults would affect our Borrower Loans and Lender Notes held for investment at fair value and found that within any reasonable range of assumptions that the change in the difference between the Borrower Loans and Lender Notes under these various assumptions is immaterial. Even under the most unlikely scenarios, the maximum change in the difference between the fair value of the Borrower Loans and the Lender Notes would be limited to approximately 1% of the Lender Notes for reasons described above, which change would still currently be outside of the scope of materiality.
Consistent with the guidance of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we record interest income on the Borrower Loans and interest expense on the Lender Notes on the accrual method. In applying the provisions of SFAS 159, we record assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute. We report the aggregate fair value of the Borrower Loans and Lender Notes as separate line items in the assets and liabilities sections of the balance sheet.
Additional Information about the LendingClub Loan Platform
Historical Information about Our Borrower Members and Outstanding Loans
As of December 31, 2008, LendingClub had facilitated 2,996 member loans with an average original principal amount of $8,267 and an aggregate original principal amount of $24,766,575, out of which $16,718,981 of outstanding principal balance had been through at least one billing cycle. Out of these loans, 151 member loans with an aggregate original principal amount of $1,278,225, or 5.16% had prepaid, while out of the total outstanding principal balance, 89.75% were current, 0.77% were 16 to 30 days late, 5.73% were more than 30 days late, and 3.75% were defaulted. A member loan is considered as having defaulted when at least one payment is more than 120 days late.
The 3.75% of defaulted loans as of December 31, 2008 were comprised of 83 member loans, equaling a total defaulted amount of $627,284. Of these defaulted loans, 13 were loans in which the borrower member filed for a Chapter 7 bankruptcy seeking liquidation, equaling $119,036 in defaulted amount.
During the quarter ended December 31, 2008, of the 2,283 member loans which were not delinquent prior to the start of the quarter, 119 member loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 — 15 day grace period. Of those loans which became delinquent for more than 15 days during the quarter, we charged late fees totaling $2,247 on 75 loans and received late fees of $376 on those same 75 loans.

The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to December 31, 2008, grouped by the LendingClub loan grade assigned by LendingClub:

				Average Total
	Number of	Average Interest	Average Annual	Funded
Loan Grade	Borrowers	Rate	Percentage Rate	Commitment
A1	22	7.27%	7.73%	$2,016
A2	63	7.55%	7.98%	4,200
A3	98	7.93%	8.41%	5,790
A4	109	8.54%	9.02%	6,253
A5	104	8.84%	9.33%	7,049
B1	114	9.55%	10.35%	7,380
B2	145	9.90%	10.71%	8,937
B3	140	10.22%	11.05%	8,612
B4	130	10.43%	11.21%	9,029
B5	163	10.89%	11.78%	7,969
C1	177	11.10%	12.24%	7,593
C2	137	11.36%	12.50%	9,173
C3	143	11.68%	12.81%	8,734
C4	139	11.94%	13.08%	7,986
C5	125	12.39%	13.55%	8,080
D1	104	12.57%	14.09%	9,891
D2	104	13.06%	14.59%	8,037
D3	105	13.21%	14.63%	8,649
D4	118	13.52%	15.00%	7,983
D5	87	13.73%	15.10%	7,376
E1	79	14.18%	15.67%	8,458
E2	95	14.32%	15.85%	8,708
E3	77	14.74%	16.19%	7,807
E4	76	14.84%	16.24%	8,904
E5	58	15.33%	16.71%	8,932
F1	44	15.48%	16.78%	9,537
F2	37	15.82%	17.13%	11,386
F3	34	16.33%	17.85%	10,949
F4	27	16.50%	17.90%	11,268
F5	21	16.73%	18.15%	10,540
G1	21	17.20%	18.66%	10,267
G2	16	17.44%	18.72%	7,806
G3	17	17.74%	19.05%	11,288
G4	32	18.05%	19.41%	13,138
G5	35	18.45%	19.86%	$10,034

The following table presents aggregated information for the period from May 24, 2007 to December 31, 2008 self-reported by borrower members at the time of their loan applications, grouped by the LendingClub loan grade assigned by LendingClub. LendingClub has not independently verified this information:

	Percentage of
	Borrowers
	Stating They	Average Job		Average Debt
Loan	Own Their Own	Tenure in	Average Annual	to Income
Grade	Homes (1)	Months (1)	Gross Income (1)	Ratio (2)
A1	59%	81	$60,436	4%
A2	59%	63	80,708	5%
A3	43%	69	58,307	7%
A4	52%	89	58,398	8%
A5	51%	54	60,542	9%
B1	39%	63	67,266	9%
B2	50%	79	72,723	10%
B3	45%	62	63,625	11%
B4	47%	50	66,173	12%
B5	40%	57	59,609	11%
C1	47%	68	61,271	11%
C2	47%	63	63,729	12%
C3	41%	60	68,637	13%
C4	42%	68	61,902	14%
C5	41%	50	88,368	12%
D1	44%	68	64,523	14%
D2	37%	69	61,486	15%
D3	45%	71	60,245	14%
D4	36%	55	56,661	14%
D5	43%	55	60,523	14%
E1	39%	56	61,651	15%
E2	34%	51	59,167	15%
E3	48%	65	55,426	15%
E4	46%	70	64,649	16%
E5	36%	37	56,327	17%
F1	50%	65	66,553	17%
F2	41%	71	78,264	18%
F3	47%	84	77,655	21%
F4	37%	68	61,374	19%
F5	43%	81	73,657	17%
G1	52%	32	51,070	23%
G2	63%	76	94,936	21%
G3	53%	73	57,264	21%
G4	59%	60	86,184	18%
G5	69%	71	$102,247	22%

(1)	Self reported.

(2)	Average debt to income ratio, excluding mortgage debt, calculated by LendingClub based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to December 31, 2008 reported by a consumer reporting agency about LendingClub borrower members at the time of their loan applications, grouped by the LendingClub loan grade assigned by LendingClub. As used in this table, “Delinquencies in Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. LendingClub has not independently verified this information. All figures other than loan grade are agency reported:

						Average
		Average	Average	Average	Average	Number of	Average	Average
		Open	Total	Revolving	Revolving	Inquiries	Delinquencies	Time Since
Loan	Average	Credit	Credit	Credit	Line	in the Last	in Last	Last
Grade	FICO	Lines	Lines	Balances	Utilization	Six Months	Two Years	Delinquecy
A1	787	7	19	10,221	10%	0	0	3
A2	778	9	20	10,350	12%	1	0	9
A3	768	8	19	8,645	15%	1	0	12
A4	756	9	21	11,256	20%	1	0	13
A5	743	8	18	11,810	25%	1	0	12
B1	735	9	20	13,337	31%	2	0	15
B2	731	9	19	15,296	31%	1	0	21
B3	724	9	19	16,410	37%	1	0	20
B4	715	9	20	18,575	38%	2	0	22
B5	707	9	17	15,324	46%	2	0	21
C1	698	9	19	15,689	49%	1	0	27
C2	697	10	21	19,440	51%	2	0	19
C3	691	10	21	19,282	53%	2	0	21
C4	688	10	20	15,902	53%	2	0	22
C5	682	9	19	13,679	50%	2	0	21
D1	682	9	20	22,287	57%	2	0	22
D2	679	10	21	17,661	60%	2	0	29
D3	675	10	20	18,119	61%	2	0	27
D4	669	9	19	13,196	62%	3	0	25
D5	669	9	19	22,364	59%	2	0	19
E1	665	10	21	17,423	61%	2	0	21
E2	664	10	19	19,971	65%	2	0	24
E3	659	9	19	18,112	67%	3	1	26
E4	660	10	20	14,505	66%	4	0	22
E5	658	11	21	18,852	66%	3	0	13
F1	664	11	23	25,007	66%	3	0	21
F2	663	11	22	31,701	70%	3	0	19
F3	663	12	25	25,410	66%	3	0	25
F4	658	11	22	18,205	67%	3	0	14
F5	655	12	25	26,775	74%	3	1	18
G1	660	11	23	14,481	69%	4	1	24
G2	653	15	30	33,723	68%	3	0	17
G3	652	14	24	23,793	67%	3	0	20
G4	649	12	27	28,601	70%	3	0	22
G5	652	15	34	50,584	76%	4	1	18

The following table presents additional aggregated information for the period from May 24, 2007 to December 31, 2008 about delinquencies, default and borrower prepayments, grouped by the LendingClub loan grade assigned by LendingClub. The interest rate, default and delinquency information presented in the table includes data only for member loans that had been issued for more than 45 days as of December 31, 2008, and therefore have been through at least one billing cycle. With respect to late member loans, the following table shows the entire amount of the principal remaining due (not just that particular payment). The second and fourth columns show the late member loan amounts as a percentage of member loans issued for more than 45 days. Member loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of member loans that have been outstanding, on average, for approximately nine months.
Because of our limited operating history, the data in the following table regarding loss experience may not be representative of the loss experience that will develop over time as additional member loans are originated through the LendingClub platform and the member loans already originated through our platform have longer payment histories. In addition, because of our limited operating history, the data in the following table regarding prepayments may not be representative of the prepayments we expect over time as additional member loans are originated through the LendingClub platform and the member loans already originated through our platform have longer payment histories.

							Total
	15-30	15-30	30+	30+			Number	Number of
Loan	Days Late	Days Late	Days Late	Days Late	Default	Default	of	Loans	Prepaid	Prepaid
Grade	($)	(%)	($)	(%)	($)	(%)	Loans	Prepaid	($)	(%)
A1	—	0.00%	—	0.00%	—	0.00%	—	3	3,975	8.96%
A2	—	0.00%	—	0.00%	—	0.00%	—	13	51,800	19.58%
A3	—	0.00%	21,416	4.03%	—	0.00%	3	8	50,250	8.86%
A4	—	0.00%	—	0.00%	—	0.00%	—	8	48,150	7.06%
A5	—	0.00%	—	0.00%	—	0.00%	—	5	20,600	2.81%
B1	—	0.00%	6,142	0.83%	11,143	1.32%	4	8	78,500	9.33%
B2	—	0.00%	21,444	1.88%	451	0.03%	4	6	67,700	5.22%
B3	1,606	0.17%	9,569	1.01%	29,768	2.47%	7	5	29,000	2.41%
B4	—	0.00%	33,994	3.38%	4,709	0.40%	4	3	51,900	4.42%
B5	7,377	0.75%	28,402	2.89%	5,261	0.40%	8	10	92,975	7.16%
C1	—	0.00%	22,124	2.05%	16,270	1.21%	7	7	50,025	3.72%
C2	—	0.00%	19,849	1.99%	8,151	0.65%	6	7	71,750	5.71%
C3	1,448	0.14%	35,029	3.33%	32,054	2.57%	7	5	51,725	4.14%
C4	—	0.00%	51,259	5.56%	18,571	1.67%	11	7	45,700	4.12%
C5	8,067	0.95%	36,923	4.36%	35,179	3.48%	11	5	39,025	3.86%
D1	12,787	1.53%	38,889	4.64%	39,885	3.88%	13	7	64,450	6.27%
D2	4,395	0.63%	37,573	5.35%	30,720	3.68%	9	3	17,250	2.06%
D3	25,258	3.22%	51,361	6.56%	28,842	3.18%	15	5	52,450	5.78%
D4	7,241	0.88%	90,310	10.94%	47,237	5.01%	18	3	16,275	1.73%
D5	8,450	1.34%	4,483	0.71%	48,870	7.62%	9	0	—	0.00%
E1	3,812	0.64%	17,597	2.93%	16,904	2.53%	7	5	35,275	5.28%
E2	3,683	0.52%	50,659	7.20%	36,556	4.42%	12	2	23,000	2.78%
E3	—	0.00%	12,931	2.41%	2,102	0.35%	4	5	63,700	10.60%
E4	12,531	1.98%	48,960	7.74%	18,835	2.78%	12	3	28,725	4.25%
E5	—	0.00%	58,042	12.30%	7,087	1.37%	7	6	68,500	13.22%
F1	—	0.00%	31,230	7.44%	37,275	8.88%	8	4	40,725	9.71%
F2	—	0.00%	39,440	9.55%	23,155	5.50%	6	2	31,250	7.42%
F3	6,539	1.92%	35,512	10.41%	19,229	5.17%	7	2	22,500	6.04%
F4	—	0.00%	28,311	10.32%	22,802	7.50%	7	1	9,000	2.96%
F5	20,547	10.46%	25,622	13.05%	1,564	0.71%	6	0	—	0.00%
G1	—	0.00%	—	0.00%	—	0.00%	—	1	14,400	6.68%
G2	—	0.00%	27,184	21.76%	—	0.00%	3	0	—	0.00%
G3	5,954	3.84%	17,498	11.30%	—	0.00%	3	0	—	0.00%
G4	—	0.00%	33,103	8.12%	56,905	13.54%	7	1	18,000	4.28%
G5	—	0.00%	22,620	6.44%	27,761	7.90%	5	1	19,650	5.60%

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
Item 1A. Risk Factors
The discussion in this Quarterly Report on Form 10-Q on should be read together with the risk factors contained in the prospectus for the Lender Notes dated October 13, 2008 and filed with the SEC, as supplemented by Prospectus Supplement (Disclosure Report No. 2) dated November 24, 2008 and Prospectus Supplement (Disclosure Report No. 3) dated November 24, 2008. These risk factors describe various risks and uncertainties. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, these risks could have a material adverse effect on the value of the Lender Notes you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.
Other than as described in the risk factors below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of the prospectus for the Lender Notes dated October 13, 2008 and filed with the SEC , as supplemented by Prospectus Supplement (Disclosure Report No. 2) dated November 24, 2008 and Prospectus Supplement (Disclosure Report No. 3) dated November 24, 2008.
We have incurred net losses in the past and expect to incur net losses in the future. If we become insolvent or bankrupt, you may lose your investment.
We have incurred net losses in the past and we expect to incur net losses in the future. As of December 31, 2008, our accumulated deficit was $17.4 million and our total stockholders’ deficit was $14.0 million. Our net loss for the three and nine months ended December 31, 2008 was $2.6 million and $9.5 million, respectively. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. In future periods, we may not have any revenue growth, or our revenue could decline. Our failure to become profitable could impair the operations of the LendingClub platform by limiting our access to working capital to operate the platform. If we were to become insolvent or bankrupt, an event of default would occur under the terms of the Lender Notes, and you may lose your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information set forth in Item 5 below is incorporated herein by reference.
On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of our Member Payment Dependent Lender Notes pursuant to the Registration Statement. The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on October 10, 2008. From October 13, 2008 to December 31, 2008, we sold $2,803,550 in principal amount of Lender Notes at 100% of their principal amount. The Lender Notes are offered only through our website, and there are no underwriters or underwriting discounts. As set forth in the Registration Statement, we incurred estimated expenses of approximately $2,663,580 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Lender Notes to fund a corresponding Borrower Loan through the LendingClub platform designated by the lender members purchasing such series of Lender Notes. None of the proceeds from the Lender Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Between October 27, 2008 and December 19, 2008, we issued and sold 1,309,857 shares of our Series A convertible preferred stock to six accredited investors, including one existing holder of our Series A preferred warrants, for aggregate cash consideration of $1,395,000. No underwriters were involved in this issuance and sale of securities. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering.
In December, 2008, in connection with our $1,000,000 drawdown under the secured loan facility with SVB, as described above in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we issued SVB fully vested warrants to purchase 28,170 shares of Series A convertible preferred stock at $1.065 per share. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act relative to sales by an issuer not involving any public offering.
Between January 1, 2009 and February 17, 2009, we issued and sold secured promissory notes and warrants to purchase an aggregate of 51,641 shares of our Series A convertible preferred stock at an exercise price of $1.065 per share to four accredited investors. The secured promissory notes are repayable over three years and bear interest at the rate of 12% per annum. Aggregate proceeds from the issuance of the promissory notes totaled $550,000 and aggregate proceeds from the issuance of the warrants totaled $500. No underwriters were involved in this issuance and sale of securities. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering.
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LendingClub Corporation
	By:	/s/ Renaud Laplanche
		Name:	Renaud Laplanche
		Title:	Chief Executive Officer (principal executive officer)

	By:	/s/ Howard Solovei
		Name:	Howard Solovei
		Title:	Vice President, Finance and Administration (principal financial officer and principal accounting officer)

Dated: February 17, 2009

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Vice President, Finance and Administration, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Vice President, Finance and Administration, Pursuant to Section 906 of Sarbanes-Oxley Act of 2002