Form 10-K
period 2009-03-31
LendingClub Corp
filed 2009-06-17
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-151827
LendingClub Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0605731 (I.R.S. Employer Identification No.)

440 North Wolfe Road Sunnyvale, California (Address of principal executive offices)	94085 (Zip Code)
(408) 524-1540
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, there were 8,220,685 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

PART I	2

Item 1. Business	2

Item 1A. Risk Factors	33

Item 1B. Unresolved Staff Comments	48

Item 2. Properties	48

Item 3. Legal Proceedings	48

Item 4. Submission of Matters to a Vote of Security Holders	48

PART II	48

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	48

Item 6. Selected Financial Data	49

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	60

Item 8. Financial Statements and Supplementary Data	60

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60

Item 9A(T). Controls and Procedures	61

Item 9B. Other Information	61

PART III	61

Item 10. Directors, Executive Officers, and Corporate Governance	61

Item 11. Executive Compensation	65

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69

Item 13. Certain Relationships and Related Transactions, and Director Independence	72

Item 14. Principal Accounting Fees and Services	74

PART IV	74

Item 15. Exhibits and Financial Statement Schedule	74

SIGNATURES	75

EXHIBIT INDEX	76

Exhibit 3.2
Exhibit 10.8
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding LendingClub borrower members, credit scoring, FICO scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
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
We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in forward-looking statements. We have included important factors in the “Risk Factors” section that could cause actual results or events to differ materially from these forward-looking statements. You should carefully review those factors and also the risks outlined in other documents we have filed with the Securities and Exchange Commission, or SEC, including the prospectus for the Member Payment Dependent Notes, or the prospectus, as filed with the SEC and as supplemented from time to time. In this Annual Report on Form 10-K, we refer to the Member Payment Dependent Notes that we issue to lender members as the “Notes,” and we refer to the corresponding member loans made to borrower members as “corresponding member loans” or “CM Loans.” Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Annual Report on Form 10-K completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I
Item 1. Business
ABOUT THE LOAN PLATFORM
Overview
LendingClub is an internet-based social lending platform that enables its borrower members to borrow money and its lender members to purchase Member Payment Dependent Notes, the proceeds of which fund loans made to individual borrower members. Our motto is “Better Rates. Together.” We operate in the space known as “social lending.” As of March 31, 2009, we had 111,749 registered members and had facilitated the issuance of $33.0 million in member loans. As of March 31, 2009, our lender members had funded approximately $18.0 million of this $33.0 million total, and we funded the remaining amount ourselves. All member loans originated through the LendingClub platform are unsecured and have three-year terms. Although we initially permitted member loans to have principal amounts as low as $500, all member loans currently originated through the LendingClub platform have original principal amounts between $1,000 and $25,000. As of March 31, 2009, the average aggregate LendingClub loan to a single borrower member was approximately $8,483.
We aim to operate our platform at low cost to offer interest rates to our borrower members lower than the rates they could obtain through credit cards or traditional banks and to offer interest rates to lender members on Notes that lender members find attractive. Our lending platform operates online only. Our registration, processing and payment systems are automated and electronic. We encourage the use of electronic payments as the preferred means to disburse member loan proceeds and remit cash payments on outstanding member loans. We have no physical branches, no deposit-taking and interest payment activities and extremely limited loan underwriting activities.
We generate revenue by charging borrower members loan origination fees and by charging lender members ongoing servicing charges relating to the Notes they have purchased. We also earn interest on member loans to the extent that we fund those member loans ourselves. During the year ended March 31, 2009, our member loan origination volume was $18.2 million. Our lender members funded approximately $10.2 million of this $18.2 million total, and we had funded the remaining amount ourselves.
We have positioned ourselves in the social lending market as a platform for higher quality borrowers. To borrow on our platform, borrower members must have:
•	a minimum FICO score of 660;
•	a debt-to-income ratio (excluding mortgage) below 25%; and
•	a credit report showing no current delinquencies, recent bankruptcies, collections or open tax liens and reflecting:
•	at least four accounts ever opened;
•	at least three accounts currently open;
•	no more than 10 credit inquiries in the past six months;
•	utilization of credit limit not exceeding 100%; and
•	a minimum credit history of 12 months.
A borrower member’s debt-to-income ratio is calculated by LendingClub based on (i) the debt (excluding mortgage) reported by a consumer reporting agency; and (ii) the income reported by the borrower member. As described below, the income reported by the borrower member is not verified unless we display an icon in the loan listing indicating otherwise. See “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — Minimum Credit Criteria and Underwriting” below, where the concepts of FICO, debt-to-income ratio, delinquency, recent bankruptcy, collections, open tax liens, open accounts, credit inquiries, utilization of credit limit and credit history are discussed in detail. LendingClub preserves the anonymity of our borrower and lender members, in that lender members and borrower members do not know, and are not permitted to obtain, each other’s actual names and addresses. LendingClub members conduct transactions using LendingClub screen names. During our member registration process, we verify the identity of members by comparing supplied information against the records of a consumer reporting agency. We also currently require verification of bank accounts. See “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — New Member Registration” below, where our registration procedures are discussed.

We offer member loans through our platform to borrower members throughout the United States, except that we do not currently offer member loans in Idaho, Indiana, Iowa, Maine, Nebraska, North Carolina, North Dakota and Tennessee. As of March 31, 2009, we are not dependent on any single party for a material amount of our revenue.
Borrower members who use our platform must identify their intended use of member loan proceeds in their initial loan request. As of March 31, 2009, among funded member loans, borrower members identified their intended use of loan proceeds as follows:
•	refinancing high-interest credit card debt (approximately 66%);
•	financing their home-based or small businesses (approximately 18%); and
•	one-time events, such as weddings, home improvements or medical expenses (approximately 16%).
We do not verify or monitor a borrower member’s actual use of funds following the funding of a member loan.
We attract members to our website, www.lendingclub.com, through a variety of sources. We drive traffic through referrals from other parties (which include online communities, social networks and marketers), through search engine results and through online and offline advertising. We are not dependent on any one source of traffic to our website. As of March 31, 2009, our website was receiving approximately 140,000 unique visitors per month.
The Online Social Lending Industry
Online social lending is a new approach to consumer finance. Social lending uses an internet-based network to connect borrower and lender members. The provider of the lending platform, in our case LendingClub, generally provides transactional services for the online network, including screening borrowers for borrowing eligibility and facilitating payments. A social lending platform allows borrower and lender members to connect with each other using a combination of financial and social criteria. Online social lending also entails significantly lower operating costs compared to traditional banking and commercial finance institutions because there are no physical branches and related infrastructure, no deposit-taking and interest payment activities and extremely limited loan underwriting activities. We believe that the interest rates offered to our borrower members through the LendingClub platform are better than the rates those borrower members would pay on outstanding credit card balances or an unsecured loan from a bank, if they were able to obtain such a loan.
As an early participant in the development of online social lending, LendingClub views consumer finance delivered through an online social platform as an important new market opportunity. Key drivers of social lending include the following:
•	the possibility of lower interest rates for borrower members;
•	the possibility of attractive interest rates for lender members;
•	the possibility for all members to help each other by participating in the platform to their mutual benefit;
•	tightening consumer credit markets, particularly among traditional banking institutions; and
•	growing acceptance of the internet as an efficient and convenient forum for consumer transactions.
How the LendingClub Platform Operates
New Member Registration
The first step in using our platform is new member registration. New members first register as general LendingClub members. During registration, members establish online member screen names. New members must agree to the terms and conditions of the LendingClub website, including agreeing to conduct transactions and receive disclosures and other communications electronically.

Next, new members have the opportunity to register as borrower members or lender members. Members may also choose to register as both borrower members and lender members. All LendingClub borrower members:
•	must be U.S. citizens or permanent residents;
•	must be at least 18 years old;
•	must have valid email accounts;
•	must have U.S. social security numbers; and
•	must have an account at a financial institution with a routing transit number.
During borrower and lender registration, we verify the identity of members by comparing supplied names, social security numbers, addresses and telephone numbers against the names, social security numbers, addresses and telephone numbers in the records of a consumer reporting agency, as well as other anti-fraud and identity verification databases. We also currently require each new member to supply information about the member’s bank account including routing numbers, after which we transfer a few cents from the bank account into the member’s newly created LendingClub sub-account to verify that the bank account belongs to the member. Members must then sign in to LendingClub and verify their bank accounts based on the amounts transferred.
During lender registration, potential lender members must agree to a credit profile authorization statement for identification purposes and a tax withholding statement, and must enter into a note purchase agreement with LendingClub, which will govern all purchases of Notes the lender member makes through our platform. See “Item 1. Business — About the Loan Platform — Note Purchase Agreement” for a detailed description of the note purchase agreement. Lender members must also meet minimum financial suitability requirements. See “Item 1. Business — About the Loan Platform — Financial Suitability Requirements.”
Likewise, during borrower registration, potential borrower members must agree to a credit profile authorization statement and bank account authorization.
Borrower members must also enter into a borrower membership agreement with LendingClub. The borrower membership agreement addresses the registration and loan request processes. In this agreement, the borrower member authorizes us to obtain a consumer report, to use the consumer report for specific purposes and to share certain information about the borrower member with lender members. The borrower member also grants us a limited power of attorney to complete on the borrower member’s behalf, one or more promissory notes in the amounts and on the terms made to the borrower member by WebBank. WebBank is an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah that serves as the lender for all member loans originated through our platform.
Borrower members also enter into a loan agreement with WebBank. In the loan agreement, the borrower member authorizes WebBank to obtain and use a consumer report on the borrower member. The loan agreement addresses the application process and the role of lender member’s commitments to purchase Notes corresponding to the borrower loan. The agreement explains that LendingClub may, but is not obligated to, agree to fund all or a portion of a loan to the borrower member. If a loan is extended to the borrower member, the borrower member agrees to be bound by the terms of a promissory note, the form of which is attached as an exhibit to the agreement. The agreement also addresses fees and terms related to a loan and default. The borrower member authorizes WebBank to debit the borrower member’s designated account by Automated Clearing House, or ACH, transfer for each payment due under the promissory note. The loan agreement also describes the parties’ rights in regard to arbitration. The borrower member agrees that WebBank may assign its right, title and interest in the loan agreement and the borrower member’s promissory notes to LendingClub.
Borrower Loan Requests
Borrower members submit loan requests online through the LendingClub website. Loan requests must be between $1,000 and $25,000. Each loan request is an application to WebBank, which lends to qualified LendingClub borrower members and allows our platform to be available to borrower members on a uniform basis throughout the United States, except that we do not currently facilitate member loans in Idaho, Indiana, Iowa, Maine, Nebraska, North Carolina, North Dakota and Tennessee. Currently, we allow borrower members to have up to two LendingClub member loans outstanding at any one time, if the borrower member continues to meet our credit criteria. In addition, to apply for a second LendingClub member loan, the borrower member must have already made timely payments on the first member loan for at least six months. If a borrower member applies for a second LendingClub member loan, we do not make any notation in the loan listing to indicate the borrower member’s first member loan, except that the borrower member’s total indebtedness, as reported in the credit report, will reflect the level of debt incurred from the previous loan.

Borrower members supply a variety of unverified information that is included in the borrower member loan listings on our website and in the posting reports and sales reports we file with the SEC. This information includes a borrower member’s stated social affiliations (such as educational affiliations), home ownership status, job title, employer and tenure. This information also includes a borrower member’s income, which generally is unverified. If we verify the borrower member’s income, we will display an icon in the loan listing indicating that we have done so. Lender members have no ability to verify borrower member information. See “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — Loan Postings and Borrower Member Information Available on the LendingClub Website.”
Minimum Credit Criteria and Underwriting
After we receive a loan request, we evaluate whether the prospective borrower member meets the member loan credit criteria agreed upon with WebBank. The credit policy agreed upon with WebBank provides the underwriting criteria for all loans originated through our platform, and the credit policy may not be changed without the consent of WebBank. Under the credit policy, prospective borrower members must have:
•	a minimum FICO score of 660 (as reported by a consumer reporting agency);
•
a debt-to-income ratio (excluding mortgage) below 25%, as calculated by LendingClub based on (i) the debt (excluding mortgage) reported by a consumer reporting agency; and (ii) the income reported by the borrower member, which is not verified unless we display an icon in the loan listing indicating otherwise; and

•	a credit profile (as reported by a consumer reporting agency) without any current delinquencies, recent bankruptcy, collections or open tax liens and reflecting:
•	at least four accounts ever opened;
•	at least three accounts currently open;
•	no more than 10 credit inquiries in the past six months;
•	utilization of credit limit not exceeding 100%; and
•	a minimum credit history of 12 months.
For purposes of the credit policy:
•
“debt-to-income ratio” means the borrower’s aggregate monthly payment in respect of debt obligations appearing on the borrower’s credit report, other than those secured by real estate, divided by the borrower’s monthly income, as reported by the borrower;

•
“current delinquency” means a payment obligation of the borrower appearing on the borrower’s credit report that is 30 or more days late at the time the borrower applies for a member loan on the LendingClub platform;

•	“recent bankruptcy” means a bankruptcy, as indicated by a credit report, that occurred less than seven years before the date the borrower applies for a member loan on the LendingClub platform;
•
“collection” means that a collections agency has reported an outstanding debt obligation of the borrower to the consumer reporting agency and that the collection amount remains open at the date the borrower applies for a member loan on the LendingClub platform;

•	“open tax lien” means a lien recorded by a tax authority appearing on the borrower’s credit report that has not been released by the applicable tax authorities;
•	“open account” means any credit account that the borrower can currently utilize reported in the borrower’s credit report;
•
“credit inquiry” means an instance recorded in the borrower’s credit report in which a lender has requested a copy of the borrower’s credit report in response to the borrower’s request for a new credit facility or an extension of an existing one;

•
“utilization of credit limit” means the ratio obtained by dividing the outstanding indebtedness of a borrower by the total indebtedness authorized under all of the borrower’s open credit lines, as reported on the borrower’s credit report. It is possible for utilization of credit limit to exceed 100% in the event a borrower borrows to the limit of all open credit lines and interest accrues and is capitalized before the borrower makes any repayments; and

•	“credit history” means the time elapsed since the borrower first opened a credit account, as reported on the borrower’s credit report.
A FICO score is a numeric rating that ranges between 300 and 850 that rates a person’s credit risk based on past credit history and current credit situation. FICO scoring was developed by Fair Isaac Corporation. FICO scores reflect a mathematical formula that is based on information in a borrower’s credit report, compared to information on other consumers. Consumers with higher scores typically represent a lower risk of defaulting on their loans. There are three different FICO scores, each with a separate name, which correspond to each of the three main U.S. consumer reporting agencies. Equifax uses the “BEACON score”; Experian uses the “Experian/Fair Isaac Risk Model”; and TransUnion uses the “EMPIRICA score.” The score from each consumer reporting agency considers only the credit data available to that agency. Fair Isaac Corporation develops all three FICO scores and makes the scores as consistent as possible across the three consumer reporting agencies. Nevertheless, the three agencies sometimes have different information about a particular borrower member, and that means the three FICO scores for that borrower member will vary by agency. We currently obtain consumer credit information from a single consumer reporting agency, although we may use other consumer reporting agencies in the future.

As made available by Fair Isaac Corporation as of May 1, 2009 on its website, myfico.com, from a source document dated 2007, consumers in the United States are distributed among FICO scores as follows:

Percentage of United
FICO	States Consumers

300-499	2%
500-549	5%
550-599	8%
600-649	12%
650-699	15%
700-749	18%
750-799	27%
800-850	13%
The FICO scoring model takes into account the information in a consumer’s credit report, with different kinds of information carrying differing weights. The FICO scoring model takes into account five categories of data:
•	historical timeliness of bill payments, with most recent activity given the most emphasis (35% of the FICO score);
•	total outstanding debt and the total amount of credit the consumer has available, with consumers who consistently borrow to their credit limits having their scores reduced (30% of the FICO score);
•	length of credit history, with consumers with long credit histories with the same lenders having their scores increased (15% of the FICO score);
•	mix of credit, with consumers with a variety of revolving credit (such as credit cards) and installment credit (such as car loans) having their scores increased (10% of the FICO score); and
•	new credit applications within the last year, with consumers who have higher numbers of credit applications generally having their scores reduced (10% of the FICO score).
FICO scores do not consider:
•	age;
•	race;
•	sex;
•	job or length of employment, including military status;
•	income;
•	education;
•	marital status;
•	whether the consumer has been turned down for credit;
•	length of time at current address;
•	whether the consumer owns a home or rents; and
•	information not contained in the consumer’s credit report.
After obtaining authorization from the borrower member, by arrangement with WebBank we obtain a credit report from a consumer reporting agency to determine if the borrower member meets the criteria explained in detail above: a minimum FICO score of 660; a debt-to-income ratio (excluding mortgage) below 25%, as calculated by LendingClub based on (i) the debt (excluding mortgage) reported by a consumer reporting agency, and (ii) the income reported by the borrower member, which is not verified unless we display an icon in the loan listing indicating otherwise; and a credit profile (as reported by a consumer reporting agency) without any current delinquencies, recent bankruptcy, collections or open tax liens and reflecting at least four accounts ever opened, at least three accounts currently open, no more than 10 credit inquiries in the past six months, utilization of credit limit not exceeding 100% and a minimum credit history of 12 months.

From the relaunch of our platform on October 13, 2008 until March 31, 2009, only 9.66% of individuals seeking member loans on our site (1,479 out of a total of 15,316) have met the credit criteria required to post their loan requests on our website.
During the loan application process, we also automatically screen borrower members using U.S. Department of the Treasury Office of Foreign Asset Control (“OFAC”) lists, as well as our fraud detection systems. See “Item 1. Business — About LendingClub — Business — Technology — Fraud Detection.”
After submission of the application, we inform potential borrowers whether they qualify to post a loan request on our platform. Potential borrowers then must enter into a borrower membership agreement with LendingClub and a loan agreement with WebBank. These agreements set forth the terms and conditions of the member loans and allow a borrower member to withdraw from a loan request at any time before the member loan is funded. See “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — New Member Registration.”
For borrower members who qualify, pursuant to the credit policy we assign one of 35 loan grades, from A1 through G5, to each loan request, based on the borrower member’s FICO score, requested loan amount, currently open accounts, number of credit inquiries in the past six months, utilization of credit limit and length of credit history. Applying these grading criteria, the following factors lead to a loan request being more likely to be designated grade A1: higher credit score; lower requested loan amount; fewer credit inquiries; fewer open accounts, given a minimum of six open accounts; utilization of credit limit between 5% and 85%; and greater length of credit history.
Specifically, we use the following six-step grading process to assign sub-grades.
First, using the FICO credit score, we assign each loan into an initial base sub-grade. Base sub-grades are assigned as follows:

Sub-Grade	FICO

A1	770-850
A2	747-769
A3	734-746
A4	723-733
A5	714-733
B1	707-713
B2	700-706
B3	693-699
B4	686-692
B5	679-685
C1	675-678
C2	671-674
C3	668-670
C4	664-667
C5	660-663
Second, we modify the sub-grade according to the borrower member’s currently open accounts (as reported by a consumer reporting agency). Sub-grade modifications based on currently open accounts (as reported by a consumer reporting agency) are as follows:

Sub-Grade
Open Accounts	Modifier

0-2	Decline
3	(4)
4	(2)
5	(1)
6-21	0
22	(2)
23	(3)
24	(4)
25	(8)
26 or more	(12)

Third, we modify the sub-grade based on the borrower member’s number of credit inquiries in the last six months (as reported by a consumer reporting agency). Sub-grade modifications based on the number of credit inquiries in the last six months (as reported by a consumer reporting agency) are as follows:

Sub-Grade
Number of Credit Inquiries in Last Six Months	Modifier

0-3	0
4	(1)
5	(2)
6	(4)
7	(6)
8	(10)
9	(14)
10	(20)
11 or more	Decline
Fourth, we modify the sub-grade based on the borrower member’s utilization of his or her credit limit. Sub-grade modifications based on utilization of credit limit are as follows:

Sub-Grade
Utilization of Credit Limits	Modifier

Less than 5.00%	(1)
5.00%-84.99%	0
85.00%-89.99%	(1)
90.00%-94.99%	(2)
95.00%-97.99%	(4)
98.00%-99.99%	(8)
100.00% or greater	Decline
Fifth, we modify the sub-grade based on length of the borrower member’s credit history. Sub-grade modifications based on length of credit history are as follows:

Sub-Grade
Length of Credit History	Modifier

Less than 12 months	Decline
12-18 months	(16)
19-24 months	(12)
25-30 months	(8)
31-36 months	(6)
37-42 months	(4)
43-48 months	(3)
49-54 months	(2)
55-60 months	(1)
More than 60 months	0

Sixth and finally, we modify the sub-grade based on the ratio of the requested loan amount to the LendingClub pre-determined “guidance limit.” Guidance limits are as follows:

Guidance
Loan Grade	Limit

A	$15,000
B	$12,500
C	$10,000
D	$7,000
E	$4,000
F	$3,000
G	$2,000
Sub-grade modifications based on guidance limits are as follows:

Sub-Grade
Loan Amount/Guidance Limit	Modifier

0%-24%	0
25%-49%	(1)
50%-74%	(2)
75%-99%	(3)
100%-124%	(4)
125%-149%	(5)
150%-174%	(6)
175%-199%	(8)
200%-224%	(10)
225%-249%	(12)
250%-274%	(14)
275%-299%	(16)
300%+	(18)
By adding the modifiers to the initial sub-grade, we arrive at the final sub-grade.
For example, assume a borrower member requests a $5,000 loan, and the borrower member has a FICO score of 700, 10 open accounts, four credit inquiries in the last six months, 50% utilization of credit limit and more than 60 months of credit history. We would first assign this borrower a B2 sub-grade because the borrower’s FICO is 700. Next, we would make no sub-grade modification for open accounts, because 10 open accounts is greater than 5 and less than 22. We would then lower the borrower member’s initial B2 base sub-grade one level based on four credit inquiries in the last six months, because four credit inquiries in the last six months results in a one level reduction in sub-grade. We would make no sub-grade modification for 50% utilization of credit limit, since it is greater than 5% but less than 85%, and we would make no sub-grade modification for length of credit history, because the borrower member has more than 60 months of credit history. Because the requested loan amount, $5,000, is between 25-49% of the guidance limit of $12,500 for B loan grades, we would further lower the sub-grade one level due to the difference between the loan amount and the guidance limit; $5,000 is 40% of $12,500. This loan request would therefore ultimately be lowered two sub-grades from B2 to B4. Grades D, E, F and G can only be assigned to a member loan as a result of downward sub-grade adjustments based on the requested loan amount and the credit report metrics described above: currently open accounts, number of credit inquiries in the past six months, utilization of credit limit and length of credit history.
Borrower Financial Information is Generally Unverified
As discussed above, borrower member information presented in loan listings is generally unverified. In contrast to the information provided by a consumer reporting agency and the requested loan amount, as described above regarding our loan grading criteria, lender members should not rely on unverified information provided by borrower members.

Additionally, we generally do not verify a borrower member’s ability to afford a member loan the borrower member has requested. For example, we do not review paystubs, IRS Forms W-2, federal or state income tax returns, bank and savings account balances, retirement account balances, letters from employers, home ownership or rental records, car ownership records or any records related to past bankruptcy and legal proceedings.
From time to time, however, we verify a borrower’s employment and income by requiring the borrower to submit paystubs, IRS Forms W-2 or other tax records between the initial posting of a loan request and any funding of a member loan. As of March 31, 2009, we were attempting to verify income and employment for approximately 34% of loan requests that proceed past the initial credit check stage and are posted on the website although, for the reasons described below, we ultimately have verified employment and income for only approximately 15% of borrower members who received loans from our inception through March 31, 2009. We perform these employment and income verifications only during the time between when a borrower member posts a loan request and the time the loan request is funded. We do not perform any income or employment verifications prior to the posting or following member loan funding. When we perform these verifications, we contact borrower members by email or telephone to request additional information. An icon appears in borrower loan listings to indicate when we have verified the borrower member’s income.
As of March 31, 2009, we perform targeted income verification primarily in the following situations:
•
if we believe there may be uncertainty about the borrower member’s employment or future income. For example, the borrower member fails to state an employment or source of income; the stability of the borrower member’s future income or employment status appears to be in question (based, for example, on self-reported loan description); or a borrower member has control over the accuracy of the information, such as being a principal of the company providing the employment or income information;

•	if we detect conflicting or unusual information in the loan request;
•	if the loan amount is high;
•	if the borrower member is highly leveraged;
•	if we suspect the borrower member may have obligations not included in the borrower member’s pre-loan or post-loan debt level, such as wage garnishment collection accounts; or
•	if we suspect fraud.
We also conduct random testing. From time to time, we also randomly select listings to verify information for the purpose of testing our policies and for statistical analysis.
If the borrower member fails to provide satisfactory information in response to an income or employment verification inquiry, we may remove the borrower member’s loan listing or request additional information from the borrower member.
From the period from our inception to March 31, 2009 of the borrower members undergoing income and employment verification:
•	approximately 45% have provided us with satisfactory responses;
•	approximately 6% have provided information that failed to verify their stated information, and we removed those borrower members’ loan postings; and
•	approximately 49% failed to respond to our request or responded stating that they did not wish to provide information, and we removed those borrower members’ loan postings.
We conduct income and employment verification entirely in our discretion as an additional credit and fraud screening mechanism. We believe that our ability to verify a borrower member’s income may be useful in certain circumstances in screening our platform against exaggerated income and employment representations from borrower members. Lender members, however, should not rely on a borrower member’s stated employment or income, except when such income or employment has been verified as indicated on the loan details page, or on LendingClub’s ability to perform income and employment verifications. We cannot assure lender members that we will continue performing income and employment verifications. See “Item 1A. Risk Factors — Information supplied by borrower members may be inaccurate or intentionally false.”
Our participation in funding loans on the platform from time to time has had, and will continue to have, no effect on our income and employment verification process, the selection of loan requests verified or the frequency of income and employment verification.

Interest Rates
After a loan request’s loan grade has been determined under the credit policy pursuant to our agreement with WebBank, an interest rate is assigned to the loan request. Interest rates currently range between 7.37% and 20.11%. The interest rates are assigned to borrower loan grades in three steps. First, the LendingClub base rates are determined. Second, an assumed default rate is determined that attempts to project loan default rates. Third, the assumed default rate is used to calculate an upward adjustment to the base rates, which we call the “Adjustment for Risk and Volatility.”
The base rates are set by the interest rate working group. This group generally meets on a weekly basis and includes our Chief Executive Officer; Chief Operations Officer; Director, Platform Management; Senior Vice President, Legal and Collections; and Director, Product Strategy. The working group’s objective in setting the LendingClub base rates is to allocate the interest rate spread that exists between the cost of credit for borrower members and the return on bank deposits we understand are available to lender members. We have selected this spread as an appropriate starting place for our base rates for the following reasons:
•
For borrower members, we believe the interest rate for unsecured consumer credit published by the Federal Reserve reflects the average interest rate at which our borrower members could generally obtain other financing. We believe that the difference between that interest rate and the base rate is a relevant measure of the savings that may be achieved by our borrower members.

•
For lender members, we believe the interest rate on certificates of deposit reflects a widely available risk-free alternative investment for our lender members. We believe the difference between that interest rate and the base rate is a relevant measure of the value that may be delivered to our lender members.

By setting the initial allocation of the base rate near the middle of the spread between these two interest rates, we believe roughly equal value may be provided to both our borrower members and our lender members. To make this initial base rate calculation, the working group calculates the average between the interest rate for unsecured consumer credit published by the Federal Reserve, “commercial banks; all accounts,” in Federal Reserve Statistical Release G19, and the interest rate for 6-month certificates of deposit, “secondary market; monthly,” published by the Federal Reserve in Federal Reserve Statistical Release H15.
Next, the working group modifies this initial allocation, based on the following factors:
•	general economic environment, taking into account economic slowdowns or expansions;
•	the balance of supply and demand on the LendingClub platform, taking into account whether borrowing requests exceed lender member commitments or vice versa; and
•	competitive factors, taking into account the rates set by other social lending platforms and the rates set by major financial institutions.
The working group adjusts the LendingClub base rates from time to time based on this methodology. In applying the adjustment to the base rate, the working group has established different base rates for grades A1-A3, grades A4-A5 and grades B1-G5.
When the working group set our current base rate on November 7, 2008, effective November 24, 2008, the interest rate for unsecured consumer credit published by the Federal Reserve, “commercial banks; all accounts,” in Federal Reserve Statistical Release G19 was 13.64%, and the average interest rate on 6-month certificates of deposit, “secondary market; monthly,” published by the Federal Reserve in Federal Reserve Statistical Release H15 was 2.85%. The average of these two interest rates was 8.24% (calculated as (13.64% + 2.85%)/2 = 8.24%). Applying the adjustments described above, the working group determined an adjustment of -1.19% for grades A1-A3, -0.19% for grades A4-A5 and 0.81% grades B1-G5. Therefore, the working group set the LendingClub base rate at 7.05% for grades A1-A3, 8.05% for grades A4-A5 and 9.05% for grades B1-G5.
After the working group sets the LendingClub base rates, we determine assumed default rates. The assumed default rate reflects LendingClub’s attempt to project the default rate for member loans of the loan grade. The 35 sub-grades, from A1 to G5, were obtained by dividing the difference between the assumed default rate of sub-grade A1 and the assumed default rate of sub-grade G5 into 35 equal intervals and assigning a sub-grade to each interval.
Lastly, the working group adjusts the base rates upward to reflect an adjustment correlated to the assumed default rate, which we call the “Adjustment for Risk and Volatility.” Currently, the working group has set this adjustment as an interest rate equal to twice the assumed default rate. Accordingly, to determine the final interest rates that apply on the LendingClub platform, the working group adds twice the assumed default rate to the base rates.

Set forth below is a chart describing the interest rates currently assigned to member loans for each of the LendingClub loan grades:

	Assumed	LendingClub	Adjustment for
Sub-Grade	Default Rate	Base Rate	Risk & Volatility	Interest Rate

A1	0.16%	7.05%	0.32%	7.37%
A2	0.32%	7.05%	0.63%	7.68%
A3	0.47%	7.05%	0.95%	8.00%
A4	0.63%	8.05%	1.27%	9.32%
A5	0.79%	8.05%	1.58%	9.63%
B1	0.95%	9.05%	1.90%	10.95%
B2	1.11%	9.05%	2.21%	11.26%
B3	1.26%	9.05%	2.53%	11.58%
B4	1.42%	9.05%	2.84%	11.89%
B5	1.58%	9.05%	3.16%	12.21%
C1	1.74%	9.05%	3.48%	12.53%
C2	1.90%	9.05%	3.79%	12.84%
C3	2.05%	9.05%	4.11%	13.16%
C4	2.21%	9.05%	4.42%	13.47%
C5	2.37%	9.05%	4.74%	13.79%
D1	2.53%	9.05%	5.06%	14.11%
D2	2.69%	9.05%	5.37%	14.42%
D3	2.84%	9.05%	5.69%	14.74%
D4	3.00%	9.05%	6.00%	15.05%
D5	3.16%	9.05%	6.32%	15.37%
E1	3.32%	9.05%	6.63%	15.68%
E2	3.48%	9.05%	6.95%	16.00%
E3	3.63%	9.05%	7.27%	16.32%
E4	3.79%	9.05%	7.58%	16.63%
E5	3.95%	9.05%	7.90%	16.95%
F1	4.11%	9.05%	8.21%	17.26%
F2	4.26%	9.05%	8.53%	17.58%
F3	4.42%	9.05%	8.85%	17.90%
F4	4.58%	9.05%	9.16%	18.21%
F5	4.74%	9.05%	9.48%	18.53%
G1	4.90%	9.05%	9.79%	18.84%
G2	5.05%	9.05%	10.11%	19.16%
G3	5.21%	9.05%	10.42%	19.47%
G4	5.37%	9.05%	10.74%	19.79%
G5	5.53%	9.05%	11.06%	20.11%
The interest rate working group has adjusted the LendingClub base rate from time to time in the past and will continue to do so. When the working group makes adjustment to our base rate, we will supplement the prospectus.
Illustration of Service Charge and Annual Returns For Fully Performing Loans of Each Sub-Grade and For Sub-Grades Based on the Assumed Default Rate
The following table illustrates hypothetical annual return information with respect to the Notes, grouped by LendingClub sub-grade. The information in this table is not based on actual results for lender members and is presented only to illustrate the effects by sub-grade on hypothetical annual Note returns of LendingClub’s 1.00% service charge and an assumed default rate. By column, the table presents:
•	loan sub-grades;
•	the annual stated interest rate;
•	the hypothetical assumed default rate, as discussed above (see “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — Interest Rates”);

•	the reduction in the annual return of the hypothetical assumed default rate result due to LendingClub’s 1.00% service charge on both interest and principal payments; and
•	the hypothetical annual returns on Notes assuming the assumed default rate were to occur, net of LendingClub’s service charge.
For information about historical loan payment information and actual loss experience, see “Item 1. Business — About the Loan Platform — Historical Information about Our Borrower Members and Outstanding Loans.”

			Reduction in Return
			(Assuming Assumed	Returns Assuming
		Assumed Default	Default Rate) Due to	Assumed Default Rate
		Rate (as discussed	LendingClub’s 1.00%	After LendingClub’s
Loan Grade	Interest Rate	above)	Service Charge	1.00% Service Charge

A1	7.37%	0.16%	0.678%	6.53%
A2	7.68%	0.32%	0.679%	6.68%
A3	8.00%	0.47%	0.679%	6.85%
A4	9.32%	0.63%	0.684%	8.00%
A5	9.63%	0.79%	0.685%	8.16%
B1	10.95%	0.95%	0.689%	9.31%
B2	11.26%	1.11%	0.690%	9.46%
B3	11.58%	1.26%	0.691%	9.63%
B4	11.89%	1.42%	0.691%	9.78%
B5	12.21%	1.58%	0.692%	9.94%
C1	12.53%	1.74%	0.693%	10.09%
C2	12.84%	1.90%	0.693%	10.25%
C3	13.16%	2.05%	0.694%	10.41%
C4	13.47%	2.21%	0.694%	10.57%
C5	13.79%	2.37%	0.695%	10.72%
D1	14.11%	2.53%	0.696%	10.88%
D2	14.42%	2.69%	0.696%	11.03%
D3	14.74%	2.84%	0.697%	11.20%
D4	15.05%	3.00%	0.698%	11.36%
D5	15.37%	3.16%	0.698%	11.51%
E1	15.68%	3.32%	0.699%	11.67%
E2	16.00%	3.48%	0.700%	11.82%
E3	16.32%	3.63%	0.700%	11.99%
E4	16.63%	3.79%	0.701%	12.14%
E5	16.95%	3.95%	0.702%	12.30%
F1	17.26%	4.11%	0.702%	12.45%
F2	17.58%	4.26%	0.703%	12.62%
F3	17.90%	4.42%	0.704%	12.77%
F4	18.21%	4.58%	0.704%	12.93%
F5	18.53%	4.74%	0.705%	13.08%
G1	18.84%	4.90%	0.706%	13.24%
G2	19.16%	5.05%	0.706%	13.40%
G3	19.47%	5.21%	0.707%	13.56%
G4	19.79%	5.37%	0.708%	13.71%
G5	20.11%	5.53%	0.708%	13.87%

Illustration of Service Charge if Prepayment Occurs
The LendingClub platform allows a borrower member to prepay a member loan at any time without penalty, and all prepayments are subject to our 1.00% charge. Prepayments will reduce or eliminate the interest payments you expect to receive on a Note.
Thus, assume for example that a lender member purchases a $100.00 Note corresponding to a member loan bearing interest at 8.00%. If the member loan is paid in full according to its terms over its full three year term, the lender member will receive aggregate Note principal payments of $99.00, or $100.00 minus the 1.00% service charge, and aggregate Note interest payments of $12.62, or $12.75 minus the 1.00% service charge.
Assume, however, that the member loan corresponding to the Note is fully prepaid:
•
If the member loan is prepaid one month after issuance, the lender member will receive a Note principal payment of $99.00, or $100.00 minus the 1.00% service charge, and aggregate Note interest payments of $0.66, or $0.67 minus the 1.00% service charge.

•
If the member loan is prepaid following the first 6 months of payment, the lender member will receive aggregate Note principal payments of $99.00, or $100.00 minus the 1.00% service charge, and aggregate Note interest payments of $3.71, or $3.75 minus the 1.00% service charge.

•
If the member loan is prepaid following the first 12 months of payment, the lender member will receive aggregate Note principal payments of $99.00, or $100.00 minus the 1.00% service charge, and aggregate Note interest payments of $6.81, or $6.88 minus the 1.00% service charge.

•
If the member loan is prepaid following the first 24 months of payment, the lender member will receive aggregate Note principal payments of $99.00, or $100.00 minus the 1.00% service charge, and aggregate Note interest payments of $11.08, or $11.19 minus the 1.00% service charge.

For information about historical loan prepayment information, see “Item 1. Business — About the Loan Platform — Historical Information about Our Borrower Members and Outstanding Loans.”
Standard Terms of the Member Loans
All LendingClub member loans are unsecured obligations of individual borrowers with a fixed interest rate and three-year maturity. Member loans have an amortizing, monthly repayment schedule and may be repaid in whole or in part at any time without prepayment penalty. In the case of a partial prepayment, we automatically recalculate the amortization schedule over the remainder of the three-year term, and the borrower member’s required monthly payment is correspondingly reduced.
Loan Postings and Borrower Member Information Available on the LendingClub Website
Once a loan request is complete and we have assigned a loan grade and interest rate to the requested loan, the request is subsequently posted on our website and then becomes available for viewing by lender members. Lender members are also then able to commit to buy Notes that will be dependent for their payments on that member loan. Loan requests appear under LendingClub screen names, not actual names. Lender members are able to view:
•	the requested loan amount;
•	loan grade (determined using the process described above), interest rate and annual percentage rate for the member loan;
•
anonymized data from the borrower member’s credit report, including FICO score range, level of debt, current delinquencies, recent bankruptcies, collections, open tax liens, open accounts, credit inquiries, utilization of credit limit and length of credit history;

•	the borrower member’s self-reported income and whether that income has been verified by LendingClub;
•	the borrower member’s self-reported, unverified social affiliations;
•	total funding that has been committed to date to Notes that will be dependent on the loan;
•	the number of lender members committed to funding Notes that will be dependent on the member loan; and
•	the borrower member’s self-reported intended use of funds.
Borrower members who use our platform must identify their intended use of their loans. As of March 31, 2009, among funded member loans, borrower members identified their intended use of loan proceeds as follows:
•	refinancing high-interest loans and credit card debt (approximately 66%);
•	significant expenses such as home improvements or medical expenses (approximately 16%); and
•	financing their home-based or small businesses (approximately 18%).

Potential borrowers typically state the use of funds in a short sentence or clause, such as “Consolidate my credit card debt and be rid of it.” We historically have not verified, and do not plan in the future to verify or monitor, a borrower member’s actual use of funds.
Borrower members may also list social affiliations. One basic affiliation listed for every borrower member is the borrower member’s home state, which is based on the borrower member’s verified address. Borrower members may also choose to list an affiliation with a company, educational institution or association. We do not verify these additional stated affiliations, and borrower members are not required to list them.
Lender members are also able to view the following information provided by borrower members, which we do not verify:
•	home ownership status;
•	job title;
•	employer;
•	length of employment with current employer;
•	gross income; and
•
debt-to-income ratio (excluding mortgage), as calculated by LendingClub based on (i) the debt (excluding mortgage) reported by a consumer reporting agency; and (ii) the income reported by the borrower member, which is not verified unless we display an icon in the loan listing indicating otherwise.

We also post the following credit history information from the consumer reporting agency report, and label the information as being provided by a credit bureau:
•	a numerical range of between 2 and 80 points within which the borrower member’s FICO score falls, as set forth in the discussion of loan grade above;
•	the borrower member’s earliest credit line;
•	the borrower member’s number of open credit lines;
•	the borrower member’s total number of credit lines;
•	the borrower member’s revolving credit balance;
•	the borrower member’s revolving line utilization;
•	the number of credit inquiries received by the consumer reporting agency with regard to the borrower member within the last six months;
•	the number of reported delinquencies in the past two years; and
•	the length of time (in months) since the borrower member’s last reported delinquency.
Although borrower members and lender members are anonymous to each other, lender members may post questions on the loan listing and borrower members have the opportunity, but are not required, to post public responses. We do not verify these responses.
Loan posting and borrower member information available on the LendingClub website will be statements made in connection with the purchase and sale of securities, and therefore subject to Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Loan posting and borrower member information filed in prospectus supplements will be subject to the liability provisions of the Securities Act of 1933, as amended (the “Securities Act”). In this document, we advise potential investors in the Notes as to the limitations on the reliability of borrower member-supplied information. A lender member’s recourse in the event this information is false will be extremely limited.
Loan requests remain open for 14 days, during which time funding commitments to purchase Notes that will be dependent on the loans may be made by lender members unless funding commitments for Notes aggregating the loan request amount are received earlier, in which case the member loan is funded as soon as practicable.
How to Purchase Notes
After a loan request has been posted on the LendingClub website, individual lender members who have registered with LendingClub and who reside in states in which the Notes are available for sale may commit to purchase Notes dependent on the member loan requested by the borrower member.

Lender members navigate our website as follows. Lender members may browse all active loan listings. They may also use search criteria to narrow the list of loan listings they are viewing. The available search criteria include loan grade, borrower member credit score range, number of recent delinquencies and loan funding status, as well as a free-search field. The free-search field returns results based on the word entered as the search. As lender members browse the loan listings, they can click on any of the listings to view additional detail. The loan detail page includes general information about the borrower member and the loan request that is viewable by non-members, and more detail (including credit data) viewable only by signed-in lender members. Once signed-in, lender members may select any of the displayed loan listings and add them to their “order,” which is akin to a shopping basket. Lender members may add as many member loans as they want to their order, provided that the aggregate amount of their order does not exceed the funds available in their LendingClub customer accounts. Once a lender member has finished building an order, the lender member may click the “check out” button, review the “order” one more time and then click the confirmation button to commit funds to the order. Funds committed represent binding commitments to purchase Notes issued by us that are dependent on the chosen member loans for payment. From that point on, the funds committed by the lender member are no longer available in the lender member’s LendingClub account and may no longer be withdrawn or committed to other loans (unless and until loans included in the order are not funded, in which case the corresponding funds become available to the lender member again).
A single borrower member’s loan request is typically funded by Notes purchased by many different lender members. For example, during the period from October 13, 2008 to March 31, 2009, the average aggregate loan size was approximately $9,205 and the average funding commitment per lender per loan was approximately $194. Notes are available in a minimum denomination of $25, and in $25 increments thereafter. In the event that a borrower member’s loan request does not attract Note purchase commitments sufficient to provide full funding for the member loan, the borrower member ceases to be under an obligation to accept the loan, although borrowers may still choose to accept partial funding of their loan requests or may request that their loan requests be re-listed on the LendingClub platform. For the year ended March 31, 2009, among borrower members whose loan requests were only partially committed:
•	approximately 71% chose to accept partial funding;
•	approximately 20% chose to re-list their loan requests; and
•	approximately 9% chose to decline partial funding and not relist their loan requests.
LendingMatch
In making loan purchase commitments, as of March 31, 2009, roughly 40% of lender members used LendingClub’s “LendingMatch” system, a proprietary search engine that creates a sample listing of Notes responsive to search criteria based on the lender member’s target weighted average interest rate for the lender member’s portfolio. Lender members may experiment with LendingMatch search results on our website without committing to purchase Notes.
The following steps are involved in a lender member’s use of LendingMatch:
•	The lender member indicates the aggregate principal amount of Notes that the lender member wishes to purchase, which we refer to as a “portfolio.”
•
The lender member may then click LendingMatch search buttons corresponding to LendingClub risk levels. These risk levels are calculated by applying a proprietary formula. The calculation that LendingMatch performs assumes an initial search result from the loan requests currently available on the platform.

•
By clicking the search buttons, the lender member can submit queries for LendingMatch to present potential Notes that match the lender member’s search criteria. LendingMatch then displays a sample portfolio for the lender member.

•
The sample portfolio presented by LendingMatch contains a list of Notes, displaying information about requested principal amounts, interest rates and the maturity dates of each member loan on which the Notes are dependent. Self-reported social connections, if any, are also displayed. By changing the input criteria, a lender member can repeat the request for a sample portfolio and view a new portfolio.

•	Once presented with a sample portfolio, a lender member can choose to make modifications to the sample portfolio by removing Notes, adding new Notes or changing the amount of each Note purchased.
•
The lender member then submits the desired portfolio, gets a confirmation page and selects “confirm” in order to buy the portfolio or “go back” to make further modifications or cancel the portfolio altogether.

•
If a loan request forming part of the portfolio is cancelled, either by LendingClub or by the borrower member, and the member loan will not be available, lender members will be offered the opportunity to substitute a new loan request for the cancelled request. In this event, LendingMatch will present lender members with the option to replace the cancelled loan request with another loan request of the same risk grade or a less risky risk grade. Thus, a B5 loan would be replaced with the option to designate funding for another B5 loan and, if no B5 loan were available, a B4 loan, and if no B4 loan were available, a B3 loan, and so forth.

Lenders may also browse loan requests or sort them using various search criteria including interest rate, FICO score range, debt-to-income ratio (calculated as described above), delinquencies in the last two years and percentage of the loan request already funded by Note commitments.
Loan Funding and Treatment of Lender Member Balances
A lender member’s commitment to purchase a Note dependent on a member loan is a binding commitment, subject only to receipt of aggregate Note purchase commitments equal to the total loan request amount or, if the total loan request amount is not fully met by lender member Note purchase commitments or LendingClub, a borrower member’s decision to accept partial funding. In order to make Note purchase commitments, lender members must have sufficient funds in their LendingClub accounts. This is accomplished by having each lender member authorize an electronic transfer using the Automated Clearing House, or ACH, network from the lender member’s designated and verified bank account to the account currently maintained by LendingClub at Wells Fargo Bank, N.A. in trust for our lender members (“ITF account”). The ITF account is a pooled account titled in our name “in trust for” LendingClub lender members. The ITF account is a non-interest bearing demand deposit account.
Funds in the ITF account will always be maintained at an FDIC member financial institution. Individual LendingClub members have no direct relationship with Wells Fargo Bank, N.A. We are the trustee for the ITF account. In addition to outlining the rights of lender members, the declaration of trust provides that we disclaim any economic interest in the assets in the ITF account and also provides that each lender member disclaims any right, title or interest in the assets of any other lender member in the ITF account. No LendingClub monies are ever commingled with the assets of lender members in the ITF account.
Under the ITF account, we maintain sub-accounts for each of our lender members on our platform to track and report funds committed by lender members to purchase Notes dependent on member loans, as well as payments received from borrower members. These record-keeping sub-accounts are purely administrative and reflect balances and transactions concerning the funds in the ITF account.
The ITF account is FDIC-insured on a “pass through” basis to the individual lender members, subject to applicable limits. This means that each individual lender member’s balance is protected by FDIC insurance, up to the aggregate amounts established by the FDIC. Other funds the lender member has on deposit with Wells Fargo Bank, N.A., for example, may count against the FDIC insurance limits.
Funds of a lender member may stay in the ITF account indefinitely. Such funds may include:
•	funds in the lender member’s sub-account never committed to purchase Notes;
•	funds committed to the purchase of Notes for which the underlying member loan did not close; or
•	payments received from LendingClub related to Notes previously purchased.
Upon request by the lender member, we will transfer lender member funds in the ITF account to the lender member’s designated and verified bank account by ACH transfer, provided such funds are not already committed to the future purchase of Notes.
Purchases of Notes and Loan Closings
Once a lender member has decided to purchase one or more Notes that are dependent on member loans and prefunded the lender member’s LendingClub account with sufficient cash, we proceed with the purchase and sale of the Notes to the lender member and facilitate the closing of the corresponding member loans. At a Note closing, when we issue a Note to a lender member and register the Note on our books and records, we transfer the principal amount of such Note from such lender member’s sub-account under the ITF account to a funding account maintained by WebBank. This transfer represents the payment by the lender member of the purchase price for the Note. These proceeds are designated for the funding of the particular member loan selected by the lender member. WebBank is the lender for all member loans to borrower members, which allows our platform to be available on a uniform basis to borrower members throughout the United States, except that we do not currently offer member loans in Idaho, Indiana, Iowa, Maine, Nebraska, North Carolina, North Dakota and Tennessee. We are obligated to maintain sufficient funds in the funding account maintained by WebBank to satisfy the daily projected member loan closings. WebBank disburses the loan proceeds to the borrower member who is receiving the member loan. An individual member loan generally closes the first business day after we receive Note funding commitments in an aggregate amount equal to the total amount of the loan request, or when the borrower member agrees to take a lesser amount equal to the amount of Note commitments received up to that time.
The borrower member executes an electronic loan agreement in favor of WebBank. At the closing of the borrower member’s loan, we execute an electronic promissory note on the borrower member’s behalf for the final loan amount under a power of attorney on behalf of the borrower member. WebBank then electronically indorses the promissory note to LendingClub and assigns the borrower member’s loan agreement to LendingClub without recourse to WebBank. Borrowers also electronically execute a borrower membership agreement in which they grant us the power of attorney to execute their promissory note and agree to have us service their member loan, among other things.

The promissory note and the loan agreement contain customary agreements and covenants requiring the borrower members to repay their member loans and acknowledging LendingClub’s role as servicer for all the member loans. Borrowers authorize WebBank to disburse the loan proceeds by ACH transfer.
Lender members know only the screen names, and do not know the actual names, of borrower members. The actual names and mailing addresses of the borrower members are known only to us and WebBank. We maintain custody of the electronically-executed promissory notes in electronic form on our platform.
Borrowers pay us an origination fee upon successful closing of the member loan. WebBank deducts the origination fee from the loan amount prior to disbursing the net amount to the borrower member and remits the fee to us. This fee is determined by the loan grade of the loan and currently ranges from 0.75% to 3.50% of the aggregate principal amount, as set forth in the chart below:

LendingClub
Origination
Loan Grade	Fee

A	0.75%
B	2.50%
C	3.00%
D	3.50%
E	3.50%
F	3.50%
G	3.50%
Identity Fraud Reimbursement
We reimburse lender members for the unpaid principal balance of a Note that is dependent on a member loan obtained through identity fraud. We generally recognize the occurrence of identity fraud upon receipt of a police report regarding the identity fraud. This reimbursement for identity fraud only provides an assurance that our borrower identity verification is accurate; in no way is it a guarantee of a borrower’s self-reported information (beyond the borrower’s identity) or a borrower member’s creditworthiness. We expect the incidence of identity fraud on our platform to be low because of our identity verification process. As of March 31, 2009, we had experienced ten cases of confirmed identity fraud. In nine of these cases, we received a police report from the victim of the identity fraud, evidencing that identity fraud had occurred. In the remaining case, the identity appeared to be completely faked. We reimbursed the lender members who had funded these ten member loans for the outstanding principal amount of those member loans.
Post-Closing Loan Servicing and Collection
Following the purchase of Notes and the closing of the corresponding member loans, we begin servicing the member loans.
We assess lender members a service charge in respect of their Notes. Our service charge is equal to an amount corresponding to 1.00% of the following amounts received by LendingClub from borrower members in respect of each corresponding member loan (in each case excluding any payments due to LendingClub on account of portions of the corresponding member loan, if any, funded by LendingClub itself):
•	principal;
•	interest; and
•	late fees.
Our procedures generally involve the automatic debiting of borrower bank accounts by ACH transfer, with payment by check only allowed in exchange for a 5% increase in the borrower member’s applicable interest rate. For example, if a member loan had an interest rate of 10%, payments by check would increase the interest rate to 15%. Member loan payments are transferred to a clearing account in our name where they remain for four days or until the amounts clear, whichever is shorter. Thereafter, we make payments on the Notes by transferring the appropriate funds to the ITF account and allocating amounts received on specific member loans to the appropriate lender member’s sub-account. We transfer amounts due to us for servicing and borrower loans we hold from the clearing account to another operating account of ours. A lender member may transfer uncommitted funds out of the lender member’s LendingClub sub-account in the ITF account by ACH to the lender member’s designated bank account at any time, subject to normal execution times for such transfers (generally 2-3 days).

We disclose on our website to the relevant lender members and report to consumer reporting agencies regarding borrower members’ payment performance on LendingClub member loans. We have also made arrangements for collection procedures in the event of borrower member default. When a member loan is past due and payment has not been received, we contact the borrower member to request payment. After a 15-day grace period, we may, in our discretion, assess a late payment fee. The amount of the late payment fee is the greater of 5.00% of the unpaid installment amount, or $15, or such lesser amount as may be provided by applicable law. This fee may be charged only once per late payment. Amounts equal to any late payment fees we receive are paid to holders of the Notes dependent on the relevant member loans, net of our service charge. We often choose not to assess a late payment fee when a borrower promises to return a delinquent loan to current status and fulfills that promise. See “Item 1. Business — About the Loan Platform — Historical Information about Our Borrower Members and Outstanding Loans.” We may also work with the borrower member to structure a new payment plan in respect of the member loan without the consent of any holder of the Notes corresponding to that member loan. Under the indenture for the Notes, we are required to use commercially reasonable efforts to service and collect member loans, in good faith, accurately and in accordance with industry standards customary for servicing loans such as the member loans.
Each time a payment request is denied due to insufficient funds in the borrower’s account or for any other reason, we may assess an unsuccessful payment fee to the borrower in an amount of $15 per unsuccessful payment, or such lesser amount as may be provided by applicable law. We retain 100% of this unsuccessful payment fee to cover our costs incurred because of the denial of the payment.
If a member loan becomes 31 days overdue, we identify the loan on our website as “Late (31-120),” and we either refer the member loan to an outside collection agent, currently AR Assist, LLC, or to our in-house collections department. Currently, we generally use our in-house collections department as a first step when a borrower member misses a member loan payment. In the event that our initial in-house attempts to contact a borrower member are unsuccessful, we generally refer the delinquent account to the outside collection agent. Amounts equal to any recoveries we receive from the collection process are payable to lender members on a pro rata basis, subject to our deduction of our 1.00% service charge and an additional collection fee. The lender member is only charged the additional collection fee if the collection agency or LendingClub are able to collect a payment. These fees, which are a percentage of the amount recovered, are listed below:
•	30% if the member loan is less than 60 days past due and no more than 90 days from the date of origination;
•	35% in all other cases, except litigation; and
•	30%, or hourly attorneys’ fees, in the event of litigation, plus costs.
Lender members are able to monitor the status of collections as the status of a member loan switches from “Late (15-30 days)” to “Late (31-120 days)” to “current” for example, but cannot participate in or otherwise intervene in the collection process.
If a borrower member dies while a member loan is in repayment, we require the executor or administrator of the estate to send a death certificate to us. We then file a claim against the borrower member’s estate to attempt to recover the outstanding loan balance. Depending on the size of the estate, we may not be able to recover the outstanding amount of the loan. If the estate does not include sufficient assets to repay the outstanding member loan in full, we will treat the unsatisfied portion of that member loan as defaulted with zero value. In addition, if a borrower member dies near the end of the term of a member loan, it is unlikely that any further payments will be made on the Notes corresponding to such member loan, because the time required for the probate of the estate may extend beyond the initial maturity date and the final maturity date of the Notes.
Our normal collection process changes in the event of a borrower member bankruptcy filing. When we receive notice of the bankruptcy filing, as required by law, we cease all automatic monthly payments on the member loan. We also defer any other collection activity. The status of the member loan, which the relevant lender members may view, switches to “bankruptcy.” We next determine what we believe to be an appropriate approach to the member’s bankruptcy. If the proceeding is a Chapter 7 bankruptcy filing, seeking liquidation, we attempt to determine if the proceeding is a “no asset” proceeding, based on instructions we receive from the bankruptcy court. If the proceeding is a “no asset” proceeding, we take no further action and assume that no recovery will be made on the member loan.

In all other cases, LendingClub will file a proof of claim involving the borrower member. The decision to pursue additional relief beyond the proof of claim in any specific matter involving a LendingClub borrower member will be entirely within our discretion and will depend upon certain factors including:
•	if the borrower member used the proceeds of a LendingClub member loan in a way other than that which was described the borrower member’s loan application;
•	if the bankruptcy is a Chapter 13 proceeding, whether the proceeding was filed in good faith and if the proposed plan reflects a “best effort” on the borrower member’s behalf; and
•	our view of the costs and benefits to LendingClub of any proposed action.
Participation in the Funding of Loans by LendingClub and Its Affiliates
From time to time, qualified loan requests on our platform are not fully committed to by our lender members. To address these situations, LendingClub has itself funded portions of certain member loan requests, using the proceeds of credit facilities or other borrowings from outside financing sources. As of March 31, 2009, we had funded approximately $15.0 million of loan requests. Although we have no obligation to do so, we may fund portions of loan requests in the future.
Our affiliates, including our executive officers, directors and stockholders, also have funded portions of loans requests from time to time in the past, and may do so in the future. As of March 31, 2009, our affiliates had funded $1,302,150 of loan requests.
Trading Platform
Lender members may not transfer their Notes except through the resale trading platform operated by FOLIOfn Investments, Inc. (“FOLIOfn”), a registered broker-dealer. This trading platform is an internet-based trading platform on which LendingClub lender members who establish a brokerage relationship with the registered broker-dealer operating the trading platform may offer their Notes for sale. In this section, we refer to lender members who have established such brokerage relationships as “subscribers.” Only transactions involving resales of previously issued Notes will be effected through the trading platform; the trading platform will not handle any aspect of transactions involving the initial offer and sale of Notes by LendingClub. Subscribers may post orders to sell their Notes on the trading platform at prices established by the subscriber. Other subscribers will have the opportunity to view these prices, along with historical information from the original loan posting for the member loan corresponding to the Note, an updated credit score range of the borrower member and the payment history for the Note.
Currently, the only fees payable by subscribers in respect of the trading platform are the fees charged by the registered broker-dealer to subscribers who sell Notes. This fee is currently equal to 1.00% of the resale price of the Note sold.
All Notes traded through the trading platform will continue to be subject to LendingClub’s ongoing fees, including the ongoing 1.00% service charge.
LendingClub is not a registered national securities exchange, securities information processor, clearing agency, broker, dealer or investment adviser. All securities services relating to the trading platform are provided by FOLIOfn. Neither LendingClub nor FOLIOfn will make any recommendations with respect to transactions on the trading platform. There is no assurance that lender members will be able to establish a brokerage relationship with the registered broker-dealer. Furthermore, LendingClub cannot assure subscribers that they will be able to sell Notes they offer for resale through the trading platform at the offered price or any other price nor can LendingClub offer any assurance that the trading platform will continue to be available to subscribers. The trading platform may not be available to residents of all states.
Customer Support
We provide customer support to our borrower members and lender members. For most LendingClub members, their experience is entirely web-based. We include detailed frequently asked questions (“FAQs”) on our website. We also post detailed fee information and the full text of our member legal agreements.
We make additional customer support available to members by email and phone. Our customer support team is located at our headquarters in Sunnyvale, California.

Historical Information about Our Borrower Members and Outstanding Loans
As of March 31, 2009, LendingClub had facilitated 3,891 member loans with an average original principal amount of $8,483 and an aggregate original principal amount of $33,006,525, out of which $20,993,707 of outstanding principal balance had been through at least one billing cycle. Out of these loans, 238 member loans with an aggregate original principal amount of $1,998,300, or 6.05%, had prepaid, while out of the remaining outstanding principal balance, 90.46% were current, 0.96% were 16 to 30 days late, 3.45% were more than 30 days late, and 5.13% were defaulted. A member loan is considered as having defaulted when at least one payment is more than 120 days late.
The 5.13% of defaulted loans as of March 31, 2009 were comprised of 162 member loans, equaling a total defaulted amount of $1,287,487. Of these defaulted loans, 44 were loans in which the borrower member filed for a Chapter 7 bankruptcy seeking liquidation, equaling $403,831 in defaulted amounts.
During the quarter ended March 31, 2009, of the 3,337 member loans which were not delinquent prior to the start of the quarter, 117 member loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 — 15 day grace period. Of those loans which became delinquent for more than 15 days during the quarter, we charged late fees totaling $2,562 on 74 loans and received late fees of $393 on those same 74 loans.
The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to March 31, 2009, grouped by the LendingClub loan grade assigned by LendingClub:

				Average Total
	Number of	Average Interest	Average Annual	Funding
Grade	Borrowers	Rate	Percentage Rate	Committed
A1	33	7.3009%	7.7761%	$3,323
A2	83	7.5822%	8.0306%	$4,216
A3	140	7.9515%	8.4413%	$5,859
A4	156	8.7711%	9.2603%	$6,283
A5	182	9.1787%	9.6805%	$7,980
B1	126	9.6815%	10.5659%	$7,547
B2	158	10.0089%	10.8978%	$9,077
B3	156	10.3602%	11.2819%	$8,725
B4	179	10.8275%	11.8673%	$9,065
B5	210	11.1887%	12.2623%	$8,309
C1	229	11.4240%	12.7777%	$8,111
C2	186	11.7533%	13.1355%	$9,610
C3	190	12.0488%	13.4108%	$8,936
C4	200	12.4078%	13.8348%	$8,530
C5	177	12.7997%	14.2317%	$8,445
D1	152	13.0582%	14.8642%	$9,394
D2	150	13.4755%	15.2863%	$8,894
D3	137	13.5657%	15.2264%	$8,817
D4	154	13.8772%	15.5895%	$8,514
D5	107	14.0332%	15.6132%	$7,511
E1	102	14.5196%	16.2270%	$9,075
E2	116	14.6251%	16.3214%	$8,669
E3	90	14.9693%	16.5617%	$8,502
E4	91	15.1360%	16.7143%	$9,490
E5	71	15.6277%	17.2077%	$9,200
F1	52	15.7515%	17.2401%	$9,579
F2	41	15.9945%	17.4206%	$11,284
F3	38	16.4915%	18.1146%	$10,823
F4	30	16.6687%	18.1785%	$11,208
F5	24	16.9565%	18.5089%	$10,956
G1	23	17.3403%	18.8897%	$9,722
G2	18	17.6319%	19.0523%	$8,217
G3	20	17.9966%	19.4905%	$10,695
G4	32	18.0478%	19.4070%	$13,138
G5	38	18.5767%	20.0747%	$9,537

The following table presents aggregated information for the period from May 24, 2007 to March 31, 2009, self-reported by borrower members at the time of their loan applications, grouped by the LendingClub loan grade assigned by LendingClub. LendingClub has not independently verified this information:

	Percentage of Borrowers	Average Job
	Stating They Own Their	Tenure in	Average Annual	Average Debt-to-
Grade	Own Homes (1)	Months (1)	Gross Income (1)	Income Ratio (2)
A1	60.61%	73	$60,396	5.18%
A2	59.04%	66	$76,356	5.91%
A3	45.71%	71	$60,477	7.70%
A4	49.36%	81	$59,947	8.80%
A5	48.90%	57	$66,629	10.17%
B1	42.06%	64	$67,115	9.13%
B2	50.00%	80	$75,222	9.94%
B3	46.15%	63	$64,988	11.10%
B4	43.58%	54	$64,556	12.24%
B5	40.95%	60	$59,702	11.39%
C1	45.85%	66	$60,974	11.83%
C2	46.24%	62	$64,221	12.64%
C3	41.58%	61	$66,713	13.61%
C4	42.50%	74	$65,841	13.93%
C5	41.24%	55	$79,465	12.81%
D1	40.13%	64	$61,515	13.51%
D2	35.33%	67	$62,025	14.10%
D3	45.99%	70	$58,321	13.82%
D4	35.71%	58	$55,740	13.58%
D5	42.06%	53	$59,846	13.83%
E1	43.14%	53	$63,774	14.69%
E2	37.07%	53	$57,746	14.41%
E3	45.56%	67	$57,970	14.56%
E4	48.35%	69	$63,536	15.39%
E5	38.03%	40	$61,439	15.65%
F1	46.15%	64	$65,600	16.04%
F2	36.59%	66	$75,031	17.81%
F3	44.74%	83	$78,928	19.73%
F4	40.00%	70	$60,966	18.59%
F5	45.83%	76	$77,075	15.81%
G1	47.83%	32	$51,760	22.44%
G2	55.56%	69	$92,122	19.45%
G3	50.00%	70	$53,341	19.55%
G4	59.38%	60	$86,184	17.75%
G5	68.42%	73	$95,780	20.94%

(1)	Self reported.

(2)	Average debt-to-income ratio, excluding mortgage debt, calculated by LendingClub based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to March 31, 2009, reported by a consumer reporting agency about LendingClub borrower members at the time of their loan applications, grouped by the LendingClub loan grade assigned by LendingClub. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. See “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — Minimum Credit Criteria and Underwriting” for a more detailed discussion of delinquencies. LendingClub has not independently verified this information. All figures other than loan grade are agency reported:

						Average
						Number
						of
		Average	Average	Average	Average	Inquiries	Average	Average
	Average	Open	Total	Revolving	Revolving	in the Last	Delinquencies	Months
	FICO	Credit	Credit	Credit	Line	Six	in the Last	Since Last
Grade	Score	Lines	Lines	Balances	Utilizations	Months	Two Years	Delinquency
A1	780	8	20	$13,445	12.69%	0	0	34
A2	778	9	21	$9,217	12.32%	1	0	39
A3	768	9	20	$10,819	15.75%	1	0	48
A4	754	9	21	$11,413	22.37%	1	0	35
A5	746	9	20	$14,267	26.70%	1	0	34
B1	735	9	20	$13,603	31.40%	2	0	35
B2	731	9	20	$15,209	31.43%	1	0	43
B3	724	9	20	$18,094	38.04%	1	0	39
B4	719	9	20	$17,651	37.36%	2	0	41
B5	711	9	19	$15,753	43.31%	2	0	40
C1	702	9	20	$16,080	48.55%	1	0	41
C2	701	10	21	$18,430	49.56%	2	0	39
C3	695	9	21	$19,110	52.77%	2	0	40
C4	692	10	21	$16,671	52.62%	2	0	35
C5	686	9	20	$13,966	52.10%	2	0	32
D1	683	9	20	$19,500	57.04%	2	0	33
D2	682	9	20	$15,829	59.29%	2	0	36
D3	676	10	20	$16,937	59.79%	2	0	36
D4	671	9	19	$13,305	62.53%	2	0	32
D5	671	9	19	$20,838	59.32%	2	0	29
E1	669	10	21	$18,634	62.06%	2	0	32
E2	665	10	19	$18,354	62.76%	2	0	36
E3	661	9	19	$17,641	67.48%	3	1	28
E4	662	10	20	$15,769	64.35%	4	0	39
E5	662	10	20	$17,900	67.40%	3	0	24
F1	667	10	23	$23,032	64.56%	3	0	33
F2	664	11	22	$29,684	65.94%	3	0	32
F3	665	12	25	$23,707	63.89%	3	0	37
F4	659	11	21	$20,036	66.48%	3	0	28
F5	656	11	24	$24,608	72.36%	3	0	29
G1	661	10	21	$13,434	68.90%	3	1	29
G2	658	14	28	$30,301	63.78%	3	0	23
G3	655	13	22	$20,823	65.82%	3	0	34
G4	649	12	27	$28,601	69.70%	3	0	32
G5	653	15	32	$46,786	72.73%	4	1	26

The following table presents additional aggregated information for the period from May 24, 2007 to March 31, 2009, about delinquencies, default and borrower prepayments, grouped by the LendingClub loan grade assigned by LendingClub. The interest rate, default and delinquency information presented in the table includes data only for member loans that had been issued for more than 45 days as of March 31, 2009, and therefore have been through at least one billing cycle. With respect to late member loans, the following table shows the entire amount of the principal remaining due (not just that particular payment). The second and fourth columns show the late member loan amounts as a percentage of member loans issued for more than 45 days. Member loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of member loans that have been outstanding, on average, for approximately 15 months.
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

		15 – 30					Total
	15 – 30	Days		30+			Number	Number
	Days Late	Late	30+ Days	Days	Default	Default	of	of Loans		Prepaid
Grade	($)	(%)	Late ($)	Late (%)	($)	(%)	Loans	Prepaid	Prepaid ($)	(%)
A1	$—	0.00%	$—	0.00%	$—	0.00%	33	3	$3,975	3.63%
A2	$—	0.00%	$—	0.00%	$—	0.00%	83	14	$57,800	16.52%
A3	$4,316	0.65%	$10,331	1.55%	$—	0.00%	140	11	$65,150	7.94%
A4	$2,780	0.34%	$6,116	0.75%	$—	0.00%	156	13	$78,850	8.04%
A5	$—	0.00%	$—	0.00%	$—	0.00%	182	11	$67,400	4.64%
B1	$16,458	1.76%	$7,818	0.84%	$17,284	1.85%	126	16	$121,000	12.72%
B2	$—	0.00%	$25,713	1.79%	$21,666	1.51%	158	12	$125,575	8.76%
B3	$3,884	0.29%	$18,355	1.35%	$39,338	2.89%	156	13	$90,400	6.64%
B4	$19,912	1.38%	$14,046	0.97%	$38,703	2.68%	179	6	$83,000	5.12%
B5	$19,608	1.39%	$54,327	3.84%	$33,663	2.38%	210	18	$156,075	8.95%
C1	$6,451	0.42%	$16,352	1.06%	$25,539	1.66%	229	12	$104,675	5.64%
C2	$13,648	0.94%	$58,674	4.06%	$25,782	1.78%	186	13	$116,250	6.50%
C3	$24,052	1.69%	$26,904	1.89%	$57,148	4.01%	190	8	$102,175	6.02%
C4	$12,322	0.92%	$63,181	4.73%	$62,628	4.69%	200	8	$60,100	3.52%
C5	$6,063	0.52%	$55,511	4.72%	$54,268	4.62%	177	5	$39,025	2.61%
D1	$23,206	2.00%	$51,294	4.43%	$64,841	5.60%	152	9	$89,900	6.30%
D2	$—	0.00%	$10,589	1.03%	$67,509	6.57%	150	6	$50,250	3.77%
D3	$7,853	0.76%	$36,074	3.50%	$76,747	7.44%	137	6	$61,450	5.09%
D4	$—	0.00%	$41,817	3.98%	$108,626	10.35%	154	5	$33,075	2.52%
D5	$10,203	1.42%	$50,760	7.07%	$48,870	6.80%	107	2	$15,000	1.87%
E1	$—	0.00%	$30,271	4.01%	$23,574	3.13%	102	5	$35,275	3.81%
E2	$15,282	1.75%	$22,519	2.59%	$71,306	8.19%	116	4	$34,800	3.46%
E3	$7,239	1.09%	$10,114	1.52%	$6,374	0.96%	90	5	$63,700	8.32%
E4	$4,766	0.69%	$14,786	2.14%	$44,242	6.40%	91	3	$28,725	3.33%
E5	$5,941	1.05%	$28,380	5.02%	$33,374	5.90%	71	9	$97,900	14.99%
F1	$6,961	1.58%	$27,950	6.34%	$67,152	15.24%	52	4	$40,725	8.18%
F2	$—	0.00%	$15,527	3.69%	$62,595	14.86%	41	2	$31,250	6.75%
F3	$5,960	1.60%	$8,513	2.29%	$52,149	14.01%	38	4	$33,900	8.24%
F4	$11,004	3.35%	$17,712	5.40%	$38,401	11.70%	30	1	$9,000	2.68%
F5	$—	0.00%	$31,582	12.35%	$1,564	0.61%	24	1	$8,600	3.27%
G1	$—	0.00%	$4,807	2.23%	$—	0.00%	23	1	$14,400	6.44%
G2	$—	0.00%	$27,933	22.36%	$12,218	9.78%	18	1	$3,250	2.20%
G3	$—	0.00%	$12,133	6.07%	$17,498	8.75%	20	4	$46,300	21.65%
G4	$8,989	2.14%	$32,411	7.71%	$74,722	17.77%	32	2	$22,650	5.39%
G5	$4,555	1.27%	$32,734	9.14%	$39,707	11.09%	38	1	$6,700	1.85%

ABOUT LENDINGCLUB
Our platform provides a number of benefits to our borrower members. We believe the key features of the LendingClub experience are the following:
•	Better interest rates than those available from traditional banks;
•	24-hour online availability to initiate a loan request;
•	Convenient, electronic payment processing; and
•	Amortizing, fixed rate loans, which represent a more responsible way for consumers to borrow than revolving credit facilities.
Business Strengths
We believe that the following business strengths differentiate us from competitors and are key to our success:
•
Focus on high quality borrowers. Our current credit criteria require borrower members to have a FICO score of at least 660; a debt-to-income ratio (excluding mortgage) below 25%, as calculated by LendingClub based on (i) the debt reported by a consumer reporting agency; and (ii) the income reported by the borrower member, which is not verified unless we display an icon in the loan listing indicating otherwise; and a credit file without any current delinquencies, recent bankruptcy, tax liens or non-medical related collections opened within the last 12 months and reflecting at least four accounts ever opened, at least three accounts currently open, no more than 10 credit inquiries in the past six months, utilization of credit limit not exceeding 100% and a minimum credit history of 12 months.

•
Social connections among our members. We believe that the ability of members to discover how they are related through social connections, education, workplace and geography has helped forge a sense of community among our members, which we believe will help lead to low delinquency rates due to a sense of social obligation.

•	Efficient distribution channels. We acquire many of our members through online communities, social networks and marketers in a cost-efficient way.
•
Superior technology. We believe our LendingMatch technology helps lender members easily diversify their Note purchases to correlate with corresponding member loans that the lender members select as the most suitable for them, based on their needs.

Corporate History
We were incorporated in Delaware in October 2006 under the name SocBank Corporation. We changed our name to LendingClub Corporation in November 2006. In May 2007, we began operations as an application on Facebook.com. In August 2007, we expanded our operations with the launch of our public web site, www.lendingclub.com. We have been operating since December 2007 pursuant to an agreement with WebBank, an FDIC-insured, Utah state-chartered industrial bank that serves as the lender for all loans originated through our platform.
Marketing
Our marketing efforts are designed to attract members to our website, to enroll them as members and to close transactions with them. We employ a combination of paid and unpaid sources to market the LendingClub platform. We also invest in public relations to build our brand and visibility. We measure website visitor-to-member conversion and test graphics and layout alternatives to improve website conversion. We also seek to customize our website to our members’ needs whenever possible. We carefully analyze visitor website usage to understand and overcome barriers to conversion. In the year ended March 31, 2009, we spent approximately $1.6 million on marketing.
Technology
Our system hardware is located in a hosting facility located in Santa Clara, California, owned and operated by SAVVIS under an agreement that expires in January 2010, which we intend to renew at that time, although we reserve the opportunity to evaluate competing hosting offers. Under the terms of our agreement with SAVVIS, the agreement generally will be automatically renewed for successive six month terms, unless either party delivers a termination notice. The facility provides around-the-clock security personnel, video surveillance and biometric access screening and is serviced by onsite electrical generators, fire detection and suppression systems. The facility has multiple Tier 1 interconnects to the internet. We also maintain a real time backup system located in Washington, D.C.

We own all of the hardware deployed in support of our platform. We continuously monitor the performance and availability of our platform. We have a scalable infrastructure that utilizes standard techniques such as load-balancing and redundancies.
We have executed a license agreement with BankServ, which allows us to use BankServ software on our platform to help process electronic cash movements, record book entries and calculate cash balances in our members’ LendingClub accounts. We process electronic deposits and payments by originating ACH transactions. BankServ’s software allows us to put these transactions in the correct ACH transaction data formats. We also use BankServ software to make book entries between individual members accounts as a Write-Once-Read-Many (WORM) system. Our agreement with BankServ has an initial term of three years starting from April 2007 and then generally will be automatically renewed for successive one year terms, unless either party delivers a termination notice. Under the agreement, BankServ is required to maintain a copy of its source code in escrow to protect LendingClub against loss of access to this software in the event that BankServ permanently ceases to conduct business. If our agreement with BankServ were to be terminated, we would seek to replace this software with a competing software product.
We have also executed a backup and successor servicing agreement with Portfolio Financial Servicing Company (“PFSC”). Pursuant to this agreement, PFSC will prepare and then stand ready to service the member loans. Following five business days’ prior written notice from us or from the indenture trustee for the Notes, PFSC will begin servicing the member loans. Pursuant to our agreement with PFSC, we have agreed to pay PFSC monthly start-up preparation fees and a one-time preparation fee, and then to pay PFSC a monthly standby fee. Upon PFSC becoming the servicer of the member loans, we will pay PFSC a one-time declaration fee, and PFSC will be entitled to retain up to 5.0% of the amounts it collects as servicer. Our agreement with PFSC has an initial term of three years starting from September 2008 and then generally will be automatically renewed for successive one-year terms, unless either party delivers a termination notice. If our agreement with PFSC were to be terminated, we would seek to replace PFSC with another backup servicer.
Scalability
Our platform is highly scalable, because it does not contain any single point of processing that might restrict or reduce the capacity of the overall system. The platform is designed as a collection of many small symmetrical servers capable of replacing each other with no strict dependency between them. This design allows us to either scale up either by deploying one or a limited small number of our servers and configuring them to take advantage of the machine they run on, or deploying a large number of servers and configuring them to run on lightweight machines. Our online deployment employs a fast load balancer as a reverse proxy for all the machines containing the actual symmetrical servers, which allows us to intercept end-user requests and route them to the least busy server.
Data integrity and security
All data received from end users or from our business counterparties are transported in a secure manner; for example, we only expose data or actions pages of our application in SSL mode. We have received an SSL certificate from VeriSign. For communication with our banking counterparties, we require a dedicated, fully authenticated connection (VPN), in addition to the SSL encryption of the data. Data storage follows specific rules for specific cases. For example, the most sensitive information is stored using one-way encryption, which makes it impossible to read in the clear, while the next level of data security uses regular encryption, which requires a key in order to decrypt the data, and for regular data, a set of access control rules have been created to limit the visibility of the data and to protect the privacy of each user.
LendingClub utilizes state of the art network firewall technology for perimeter level threat protection. The philosophy of least privilege is used throughout the infrastructure. In short, each person has access to only what they must have access to in order to do their job. The following are used as part of LendingClub’s security process: centralized logging with custom real-time alerts (servers and firewalls), host based intrusion detection, individual firewalls in addition to TCP wrappers, system / service level monitoring, active blocking of attacks, disabled root ssh logins, and centralized configuration management. In addition, no two accounts use the same name on any two servers.
Fraud detection
We consider fraud detection to be of utmost importance to the successful operation of our business. We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud. We employ techniques such as knowledge based authentication (KBA), out-of-band authentication and notification, behavioral analytics and digital fingerprinting to prevent identity fraud. We use services from third-party vendors for user identification, credit checks and OFAC compliance. In addition, we use specialized third-party software to augment our identity fraud detection systems. In addition to our identity fraud detection system, we also have a dedicated team which conducts additional investigations of cases flagged for high fraud risk by verifying the income and employment data reported by borrower members. See “Item 1. Business — About the Platform — How the LendingClub Platform Operates — Borrower Financial Information is Generally Unverified.” We also enable our lender members to report suspicious activity to us, which we may then decide to evaluate further.

Engineering
We have made substantial investment in software and website development and we expect to continue or increase the level of this investment as part of our strategy to continually improve the LendingClub platform. In addition to developing new products and maintaining an active online deployment, the engineering department also performs technical competitive analysis as well as systematic product usability testing. As of March 31, 2009, we had an engineering team of eleven permanent employees and three contractors working on designing and implementing the ongoing releases of the LendingClub platform. Our product management team, which directs and organizes our software and website development efforts, includes a system architect, a product manager, a data analyst, a quality assurance manager and a data center director. Our engineering expense totaled $1.9 million for the year ended March 31, 2009.
Competition
The market for social lending is competitive and rapidly evolving. We believe the following are the principal competitive factors in the social lending market:
•	pricing and fees;
•	website attractiveness;
•	member experience, including borrower full funding rates and lender returns;
•	acceptance as a social network;
•	branding; and
•	ease of use.
Our competitors in the social lending space include Pertuity Direct, Virgin Money, and Prosper Marketplace.
We also face competition from major banking institutions, credit unions, credit card issuers and other consumer finance companies.
We may also face future competition from new companies entering our market, which may include large, established companies, such as eBay Inc., Google Inc. and Yahoo! Inc. These companies may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their consumer lending platforms. These potential competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. These potential competitors may have more extensive potential borrower bases than we do. In addition, these potential competitors may have longer operating histories and greater name recognition than we do. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or a new market entrant, the change in competitive landscape could adversely affect our ability to compete effectively.
Intellectual Property
Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark, patent and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We have filed a patent application in respect of our LendingMatch system.
Although the protection afforded by copyright, trade secret, trademark and patent law, written agreements and common law may provide some advantages, we believe that the following factors help us to maintain a competitive advantage:
•	the technological skills of our software and website development personnel;
•	frequent enhancements to our platform; and
•	high levels of member satisfaction.
Our competitors may develop products that are similar to our technology. For example, our legal agreements may be copied directly from our website by others. We enter into confidentiality and other written agreements with our employees, consultants and partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary technology and information. Despite our efforts to protect our proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as our solution. Policing all unauthorized use of our intellectual property rights is nearly impossible. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.

“LendingClub” and “LendingMatch” are registered trademarks in the United States.
We use software licensed to us by third parties to operate certain aspects of our loan platform, including payment processing software licensed from BankServ and software licensed from Hart Software that provides us with access to and delivery of credit report information. If we were to lose the right to use any of the software we license or such software malfunctions, our ability to process payments and operate the platform could suffer until we can transition to another service provider or repair the cause of the malfunctioning software.
Employees
As of March 31, 2009, we employed 28 full-time employees. Of these employees:
•	ten were in sales, marketing and customer service;
•	ten were in engineering; and
•	eight were in general and administration, which includes the employees who conduct our collection activities.
None of our employees are represented by labor unions. We have not experienced any work stoppages and believe that our relations with our employees are good.
Facilities
Our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, is located in Sunnyvale, California, where we lease workstations and conference rooms under a lease agreement that extends through September 30, 2009. The lease may be extended for successive six month terms at the same rate or on a month-to-month basis thereafter. We believe that our existing facilities are adequate to meet our current needs, that we have the ability to request more space as needed, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.
Legal Proceedings
We are not currently subject to any material legal proceedings. We are not aware of any litigation matters which have had, or are expected to have, a material adverse effect on us. We have received inquiries from a number of states in respect of the prior sales of loans under our prior operating structure, as described below under “ — Prior Operation of the LendingClub Platform”; neither the SEC nor any state, however, has taken or threatened administrative action or litigation over such loan sales.
Prior Operation of the LendingClub Platform
Our Prior Operating Structure
From the launch of our platform in May 2007 until April 7, 2008, the operation of our platform differed from the structure described elsewhere in this document, and we did not offer Notes. Instead, our platform allowed lender members to purchase assignments of unsecured member loans directly.
Under this structure, lender members received anonymized individual promissory notes with original principal amounts corresponding to their purchase price. Each member loan was automatically divided from inception into separate promissory notes in amounts that matched the purchase commitments from lender members for the particular member loan. At closing, WebBank indorsed the promissory notes to us, and we assigned each promissory note to the applicable lender member, subject to our loan sale and servicing agreement. Our loan sale and servicing agreement provided that we retained the right to service the member loans. Borrower member names appeared as LendingClub screen names on the electronically executed promissory notes. We maintained custody of the promissory notes on behalf of our lender members. We charged lender members a fee of 1.00% of all payments of interest, principal, late fees and recoveries received in respect of the member loans. We disclaimed any obligation to guarantee the promissory notes or support the credit risk of borrower members.

From April 7, 2008 until October 13, 2008, we did not offer lender members the opportunity to make any purchases on our platform. During this time, we also did not accept new lender member registrations or allow new funding commitments from existing lender members. We continued to service all previously funded member loans, and lender members had the ability to access their accounts, monitor their member loans, and withdraw available funds without changes. The borrowing side of our platform was generally unaffected during this period. Borrower members could still apply for member loans, but these member loans were funded and held only by LendingClub. Our decision to temporarily stop accepting lender member commitments, effective from April 7, 2008 until October 13, 2008, slowed the ramp up of our operations and expended liquidity as we funded member loans ourselves during this period.
In addition, our credit criteria and loan grading criteria differed over time from the credit criteria and loan grading criteria described elsewhere in this document. During the period from our inception until October 13, 2008, under our minimum borrower member criteria, our prospective borrower members needed to have:
•	a minimum FICO score of 640 (as reported by a consumer reporting agency);
•
a debt-to-income ratio (excluding mortgage) below 30%, as calculated by LendingClub based on (i) the borrower member’s debt reported by a consumer reporting agency; and (ii) the income reported by the borrower member, which we verified for approximately 25% of loan requests that proceeded past the initial credit check stage and were posted on our website; and

•	a credit profile (as reported by a consumer reporting agency) without any current delinquencies, recent bankruptcy, collections or open tax liens.
Under this former loan grading criteria, for borrower members that qualified, we assigned one of 35 loan grades, from A1 through G5, to each loan request, based on the borrower member’s FICO score, debt-to-income ratio (calculated as described above) and requested loan amount. A higher credit score, lower debt-to-income ratio and lower requested loan amount were factors that led to a loan request being more likely to be designated grade A1.
Effective October 13, 2008, we changed our minimum borrower member criteria to the criteria reflected elsewhere in this document, except that the minimum FICO score remained 640. Effective November 25, 2008, we raised the minimum FICO score to 660.
Securities Law Compliance
From May 2007 through April 7, 2008, we sold approximately $7.4 million of loans to persons unaffiliated with LendingClub through our former operating structure whereby we assigned promissory notes directly to lender members. We did not register the offer and sale of the promissory notes offered and sold through the LendingClub platform under the Securities Act or under the registration or qualification provisions of the state securities laws. In our view, analyzing whether or not the operation of the LendingClub platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through our platform were viewed as a securities offering, we would have failed to comply with the registration and qualification requirements of federal and state law and our lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation. The statute of limitations periods under state securities laws for sales of unregistered securities may extend for a longer period of time, and certain state securities laws empower state officials to seek restitution or rescission remedies for purchasers of unregistered securities. We have received inquiries from a number of states in respect of these prior sales of loans; neither the SEC nor any state, however, has taken or threatened administrative action or litigation over such loan sales. Due to the legal uncertainty regarding the sales of promissory notes offered through our platform under our prior operating structure, we decided to restructure our operations to resolve such uncertainty. We began our implementation of this decision on April 7, 2008, when we ceased offering lender members the opportunity to make purchases on our platform, ceased accepting new lender member registrations and ceased allowing new funding commitments from existing lender members. Furthermore, pursuant to this decision, we filed a prospectus, and a registration statement of which it formed a part, with the SEC, in which we described the restructuring of our operations and our new operating structure. The registration statement (File Number 333-151827) (the “Registration Statement”) was declared effective by the SEC on October 10, 2008. For a description of our platform as currently operated, see “Item 1. Business — About the Loan Platform” and “Item 7 — Management’s Discussion and Analysis — Effect of New Lending Platform Structure.”
As of March 31, 2009, the aggregate principal balance of loans purchased through our platform from May 2007 through April 7, 2008 by purchasers not affiliated with LendingClub was $4.47 million. If a significant number of our lender members sought rescission, if we were subject to a class action securities lawsuit or if we were subject to lawsuits or administrative actions by the SEC or states in respect of these loans, our ability to maintain our platform and service the member loans to which the Notes correspond may be adversely affected. Our decision to restructure our operations and cease sales of promissory notes offered through our platform effective April 7, 2008 limited the contingent liability in respect of these loans so that it only related to the period from May 2007 until April 7, 2008 in which sales occurred under our prior operating structure.

We have not recorded an accrued loss contingency under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”) in connection with this contingent liability, although we intend to continue to monitor the situation. Accounting for loss contingencies pursuant to SFAS 5 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements.
The Company has assessed the contingent liability related to prior sales of loans on the platform in accordance with SFAS 5 and has determined that the occurrence of the contingency is reasonably possible. In accordance with SFAS 5, the Company has estimated the range of loss as of March 31, 2009 as between $0 and $5.3 million, which is, as of March 31, 2009, the aggregate principal balance of member loans sold to persons unaffiliated with LendingClub from inception through April 7, 2008. In making this assessment, we considered our view, described above, that analyzing whether or not the operation of the LendingClub platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain. In addition, we considered our belief that lender members have received what they expected to receive in the transactions under our prior operating structure. Generally, the performance of the outstanding member loans had, in our view, delivered to lender members the benefits they expected to receive in using our platform.
Government Regulation
Overview
The consumer loan industry is highly regulated. LendingClub, and the member loans made through our platform, are subject to extensive and complex rules and regulations, licensing and examination by various federal, state and local government authorities. These authorities impose obligations and restrictions on our activities and the member loans made through the LendingClub platform. In particular, these rules limit the fees that may be assessed on the member loans, require extensive disclosure to, and consents from, our participants, prohibit discrimination and impose multiple qualification and licensing obligations on LendingClub. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registration, loss of approved status, voiding of the loan contracts, class action lawsuits, administrative enforcement actions and civil and criminal liability. While compliance with such requirements is at times complicated by our novel business model, we believe we are in substantial compliance with these rules and regulations. These rules and regulations are subject to continuous change, however, and a material change could have an adverse effect on our compliance efforts and ability to operate.
Licensing and Consumer Protection Laws
State Licensing Requirements
LendingClub is a licensed lender or loan broker in a number of states and is otherwise authorized to conduct its activities on a uniform basis in all other states and the District of Columbia, with the exceptions of Idaho, Indiana, Iowa, Maine, Nebraska, North Carolina, North Dakota and Tennessee. LendingClub does not currently provide services to borrower members who are residents of Idaho, Indiana, Iowa, Maine, Nebraska, North Carolina, North Dakota and Tennessee. State licensing statutes impose a variety of requirements and restrictions, including:
•	recordkeeping requirements;
•	restrictions on loan origination and servicing practices, including limits on finance charges and fees;
•	disclosure requirements;
•	examination requirements;
•	surety bond and minimum net worth requirements;
•	financial reporting requirements;

•	notification requirements for changes in principal officers, stock ownership or corporate control;
•	restrictions on advertising; and
•	review requirements for loan forms.
The statutes also subject LendingClub to the supervisory and examination authority of state regulators in certain cases. Because of our relationship with WebBank, we are generally able to arrange loans with borrowers located throughout the United States except for the states of Idaho, Indiana, Iowa, Maine, Nebraska, North Carolina, North Dakota and Tennessee.
State Usury Limitations
Applicable federal law and judicial interpretations permit FDIC-insured depository institutions, such as WebBank, to “export” the interest rate permitted under the laws of the state where the bank is located, regardless of the usury limitations imposed by the state law of the borrower’s residence unless the state has chosen to opt out of the exportation regime. WebBank is located in Utah, and Utah law does not limit the amount of interest that may be charged on loans of the type offered through the LendingClub platform. Although some states have opted out of the exportation regime, judicial interpretations support the view that such opt outs only apply to loans “made” in those states. A loan made through the LendingClub platform by WebBank may be subject to state usury limits if the loan is deemed subject to the usury laws of a state that has opted-out of the exportation regime.
State Disclosure Requirements and Other Substantive Lending Regulations
LendingClub also is subject to state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, credit reporting, debt collection and unfair or deceptive business practices. Our ongoing compliance program seeks to comply with these requirements.
Truth in Lending Act
The Truth in Lending Act (“TILA”), and Regulation Z, which implements it, require lenders to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions. These rules apply to WebBank as the creditor for member loans originated on the LendingClub platform, but because the transactions are carried out on our hosted website, we facilitate compliance. For closed-end credit transactions of the type provided through our platform, these disclosures include providing the annual percentage rate, the finance charge, the amount financed, the number of payments and the amount of the monthly payment. The creditor must provide the disclosures before the loan is closed. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances. Our platform provides borrowers with a TILA disclosure at the time a borrower member posts a loan request on the platform. If the borrower member’s request is not fully funded and the borrower chooses to accept a lesser amount offered, we provide an updated TILA disclosure. We also seek to comply with TILA’s disclosure requirements related to credit advertising.
Equal Credit Opportunity Act
The federal Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, or the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants and from making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply both to a lender such as WebBank as well as to a party such as LendingClub that regularly participates in a credit decision. Lender members may also be subject to the ECOA in their capacity as purchasers of Notes, if they are deemed to regularly participate in credit decisions. In the underwriting of member loans on the platform, both WebBank and LendingClub seek to comply with ECOA’s provisions prohibiting discouragement and discrimination. As further measures, borrowers are instructed not to provide the type of information that creditors are not permitted to request from applicants under the ECOA and the note purchase agreement requires lender members to comply with the ECOA in their selection of member loans they designate for funding. The ECOA also requires creditors to provide consumers with timely notices of adverse action taken on credit applications. WebBank and LendingClub provide prospective borrowers who apply for a loan through the platform but are denied credit with a joint adverse action notice in compliance with the ECOA requirements (see also below regarding “Fair Credit Reporting Act”).

Fair Credit Reporting Act
The federal Fair Credit Reporting Act (“FCRA”) promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report, and requires persons to report loan payment information to credit bureaus accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report. Effective August 1, 2009, creditors such as LendingClub must also develop and implement an identity theft prevention program for combating identity theft. WebBank and LendingClub have a permissible purpose for obtaining credit reports on potential borrowers and also obtain explicit consent from borrowers to obtain such reports. As the servicer for the member loans, LendingClub accurately reports member loan payment and delinquency information to consumer reporting agencies. LendingClub provides a combined ECOA/FCRA adverse action notice to a rejected borrower on WebBank’s behalf at the time the borrower is rejected that includes the required disclosures. Finally, LendingClub implements an identity theft prevention program.
Fair Debt Collection Practices Act
The federal Fair Debt Collection Practices Act (“FDCPA”) provides guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While the FDCPA applies to third-party debt collectors, debt collection laws of certain states impose similar requirements on creditors who collect their own debts. LendingClub’s agreement with its lender members prohibits lender members from attempting to directly collect on the member loans. Actual collection efforts in violation of this agreement are unlikely given that lender members do not learn the identity of borrower members. LendingClub has contracted with a professional third-party debt collection agent, AR Assist, LLC, to collect delinquent accounts. AR Assist, and its debt-collection affiliate AR Assist Alliance Partners, are required to comply with the FDCPA and all other applicable laws in collecting delinquent accounts of LendingClub borrower members.
Privacy and Data Security Laws
The federal Gramm-Leach-Bliley Act (“GLBA”) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. A number of states have similarly enacted privacy and data security laws requiring safeguards to protect the privacy and security of consumers’ personally identifiable information and to require notification to affected customers in the event of a breach. LendingClub has a detailed privacy policy, which complies with GLBA and is accessible from every page of our website. LendingClub maintains participants’ personal information securely, and does not sell, rent or share such information with third parties for marketing purposes. In addition, LendingClub takes a number of measures to safeguard the personal information of its members and protect against unauthorized access.
Servicemembers Civil Relief Act
The federal Servicemembers Civil Relief Act (“SCRA”) allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires LendingClub to adjust the interest rate of borrowers who qualify for and request relief. If a borrower member with an outstanding member loan is called to active military duty and can show that such military service has materially affected the member’s ability to make payments on the loan, LendingClub will reduce the interest rate on the loan to 6% for the duration of the borrower member’s active duty. During this period, the lender members who have purchased Notes dependent on such member loan will not receive the difference between 6% and the loan’s original interest rate. For a borrower member to obtain an interest rate reduction on a member loan due to military service, we require the borrower member to send us a written request and a copy of the borrower member’s mobilization orders. As of May 1, 2009, we have received fewer than 10 such requests. We do not take military service into account in assigning loan grades to borrower member loan requests.

Other Regulations
Electronic Fund Transfer Act and NACHA Rules
The federal Electronic Fund Transfer Act (“EFTA”), and Regulation E, which implements it, provides guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts. In addition transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”). Most transfers of funds in connection with the origination and repayment of the member loans are performed by ACH. LendingClub obtains necessary electronic authorization from members for such transfers in compliance with such rules. Transfers of funds through the platform are executed by Wells Fargo Bank, N.A. and conform to the EFTA, its regulations and NACHA guidelines.
Electronic Signatures in Global and National Commerce Act/Uniform Electronic Transactions Act
The federal Electronic Signatures in Global and National Commerce Act (“ESIGN”) and similar state laws, particularly the Uniform Electronic Transactions Act (“UETA”), authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions to obtain the consumer’s consent to receive information electronically. When a borrower or lender member registers on the platform, LendingClub obtains his or her consent to transact business electronically and maintains electronic records in compliance with ESIGN and UETA requirements.
Bank Secrecy Act
In cooperation with WebBank, LendingClub implements the various anti-money laundering and screening requirements of applicable federal law. With respect to new borrower members, LendingClub applies the customer verification program rules and screens names against the list of Specially Designated Nationals maintained by OFAC pursuant to the USA PATRIOT Act amendments to the Bank Secrecy Act (“BSA”) and its implementing regulation. LendingClub also has an anti-money laundering policy and procedures in place to voluntarily comply with the anti-money laundering requirements of the USA PATRIOT Act and the BSA.
New Laws and Regulations
From time to time, various types of federal and state legislation are proposed and new regulations are introduced that could result in additional regulation of, and restrictions on, the business of consumer lending. We cannot predict whether any such legislation or regulations will be adopted or how this would affect our business or our important relationships with third parties such as WebBank. In addition, the interpretation of existing legislation may change or may prove different than anticipated when applied to our novel business model. For example, if we identify any states in which licensing or registration is required, we intend to proceed with licensing or registration in the affected state. If any state asserts jurisdiction over our business in a manner that we did not expect, we will consider whether to challenge the assertion or proceed with licensing or registration in the affected state. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business. As a consequence of the extensive regulation of commercial lending in the United States, our business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business.
Foreign Laws and Regulations
LendingClub does not permit non-U.S. residents to register as members on the platform and does not operate outside the United States. It is, therefore, not subject to foreign laws or regulations.
Item 1A. Risk Factors
The Notes involve a high degree of risk. In deciding whether to purchase Notes, you should carefully consider the following risk factors. Any of the following risks could have a material adverse effect on the value of the Notes you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.
RISKS RELATING TO THE NOTES AND THE CORRESPONDING MEMBER LOANS ON WHICH THE NOTES ARE DEPENDENT
You may lose some or all of your initial purchase price for the Notes because the Notes are highly risky and speculative. Only lender members who can bear the loss of their entire purchase price should purchase the Notes.
The Notes are highly risky and speculative because payments on the Notes depend entirely on payments to LendingClub of unsecured consumer finance obligations of individual borrowers and contemporaneous payments on the Notes, which are special, limited obligations of LendingClub. Notes are suitable purchases only for lender members of adequate financial means. If you cannot afford to lose all of the money you plan to invest in Notes, you should not purchase Notes. You should not assume that a Note is appropriate for you just because it corresponds to a loan listed on the LendingClub platform or is presented as a choice by LendingMatch.

Payments on the Notes depend entirely on payments we receive on corresponding member loans. If a borrower member fails to make any payments on the corresponding member loan related to your Note, you will not receive any payments on your Note.
We will only make payments pro rata on the Notes after we receive borrower members’ payments on corresponding member loans, net of our service charge. We will not pay to lender members any unsuccessful payment fees, collection fees we or our third-party collection agency charge or payments due to LendingClub on account of portions of the corresponding member loan, if any, funded by LendingClub itself. If we do not receive payments on the corresponding member loan related to your Note, you will not be entitled to any payments under the terms of the Notes, and you will not receive any payments. The failure of a borrower member to repay a loan is not an event of default under the terms of the Notes.
The Notes are special, limited obligations of LendingClub only and are not secured by any collateral or guaranteed or insured by any third party.
The Notes will not represent an obligation of borrower members or any other party except LendingClub, and are special, limited obligations of LendingClub. The Notes are not secured by any collateral and are not guaranteed or insured by any governmental agency or instrumentality or any third party.
Member loans are not secured by any collateral or guaranteed or insured by any third party, and you must rely on LendingClub and our designated third-party collection agency to pursue collection against any borrower member.
Member loans are unsecured obligations of borrower members. They are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. LendingClub and its designated third-party collection agency will, therefore, be limited in their ability to collect member loans.
Moreover, member loans are obligations of borrower members to LendingClub as successor to WebBank, not obligations to holders of Notes. Holders of Notes will have no recourse to borrower members and no ability to pursue borrower members to collect payments under member loans. Holders of Notes may look only to LendingClub for payment of the Notes, and LendingClub’s obligation to pay the Notes is limited as described in this document. Furthermore, if a borrower member fails to make any payments on the member loan corresponding to a Note, the holder of that Note will not receive any payments on that Note. The holder of that Note will not be able to obtain the identity of the borrower member in order to contact the borrower member about the defaulted member loan. In addition, in the unlikely event that we receive payments on the corresponding member loan relating to the Notes after the final maturity date, you will not receive payments on the Notes after final maturity.
Borrower member credit information may be inaccurate or may not accurately reflect the borrower member’s creditworthiness, which may cause you to lose part or all of the purchase price you pay for a Note.
LendingClub obtains borrower member credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and assigns loan requests one of 35 LendingClub loan grades, from A1 through G5, based on the reported credit score, other information reported by the consumer reporting agencies and the requested loan amount. See “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — Minimum Credit Criteria and Underwriting.” A credit score or loan grade assigned to a borrower member may not reflect that borrower member’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and LendingClub does not verify the information obtained from the borrower member’s credit report. Additionally, there is a risk that, following the date of the credit report that LendingClub obtains and reviews, a borrower member may have:
•	become delinquent in the payment of an outstanding obligation;
•	defaulted on a pre-existing debt obligation;
•	taken on additional personal debt; or
•	sustained other adverse financial events.
Moreover, lender members do not, and will not, have access to financial statements of borrower members, or to other detailed financial information about borrower members.

Information supplied by borrower members may be inaccurate or intentionally false.
Borrower members supply a variety of unverified information that is included in the borrower member loan listings on our website and in the posting reports and sales reports we file with the SEC. We do not verify this information, and it may be inaccurate. For example, we do not verify a borrower member’s stated social affiliations (such as educational affiliations), home ownership status, job title, employer or tenure, and the information borrower members supply may be inaccurate or intentionally false. Borrower members may misrepresent their intentions for the use of loan proceeds. Unless we have indicated otherwise in a loan listing, we do not verify a borrower member’s stated income. For example, we do not verify borrower member paystubs, IRS Forms W-2, federal or state income tax returns, bank and savings account balances, retirement account balances, letters from employers, home ownership or rental records, car ownership records or any records related to past bankruptcy and legal proceedings. In the limited cases in which we have selected borrower members for income and employment verification, from the period from our inception to March 31, 2009, approximately 45% of these borrower members have provided us with satisfactory responses; approximately 6% of these borrower members have provided information that failed to verify their stated information, and we removed those borrower members’ loan postings; and approximately 49% of these borrower members failed to respond to our request or responded stating that they did not wish to provide information, and we removed those borrower members’ loan postings. The identity of borrower members is not revealed to lender members, and lender members also have no ability to obtain or verify borrower member information either before or after they purchase a Note. Potential lender members may only communicate with borrower members through LendingClub website postings, and then only on an anonymous and unverified basis.
If you rely on false, misleading or unverified information supplied by borrower members in deciding to purchase Notes, you may lose part or all of the purchase price you pay for a Note. Loan posting and borrower member information available on the LendingClub website will be statements made in connection with the purchase and sale of securities, and therefore subject to Rule 10b-5 of the Exchange Act. Loan posting and borrower member information filed in prospectus supplements will be subject to the liability provisions of the Securities Act. In this document, we advise potential investors as to the limitations on the reliability of this information, and a lender member’s recourse in the event this information is false will be extremely limited. Consequently, lender members should rely on loan grade, which we determine based on third-party credit report information, and the size of the loan request, and should not rely on unverified information provided by borrower members.
While we take precautions to prevent borrower member fraud, it is possible that fraud may occur and adversely affect your ability to receive the principal and interest payments that you expect to receive on those Notes.
We use identity and fraud checks with a third-party provider to verify each borrower member’s identity and credit history, as described in more detail in “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — New Member Registration.” Notwithstanding our efforts, there is a risk that fraud may occur and remain undetected by us. While we will repurchase Notes in limited identity fraud circumstances involving the corresponding member loan, we are not otherwise obligated to repurchase a Note from you for any other reason. If LendingClub repurchases a Note based on identity fraud involving the corresponding member loan, you will only receive an amount equal to the outstanding principal balance of the Note. See “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — Identity Fraud Reimbursement.”
We do not have significant historical performance data about borrower member performance on LendingClub member loans. Default rates on the member loans may increase.
We are in the early stages of our development and have a limited operating history. We began operations as an application on Facebook.com in May 2007. In September 2007, we expanded our operations and launched our public website, www.lendingclub.com. Due to our limited operational history, we do not have significant historical performance data regarding borrower member performance on the member loans, and we do not yet know what the long-term loan loss experience will be. The estimated default rates we use in calculating interest rates have not been developed from LendingClub loss histories. Member loans originated through the LendingClub platform may default more often than these estimated default rates. As loan loss experience increases on the LendingClub platform, we may change how interest rates are set, and lender members who have purchased Notes prior to any such changes will not benefit from these changes.

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
If payments on the corresponding member loans relating to the Notes become more than 30 days overdue, it is likely you will not receive the full principal and interest payments that you expect to receive on the Notes due to collection fees, and you may not recover any of your original purchase price.
If the borrower member fails to make a required payment on a member loan within 30 days of the due date, LendingClub will pursue reasonable collection efforts in respect of the member loan. Referral of a delinquent member loan to a collection agency on the 31st day of its delinquency will be considered reasonable collection efforts. If we refer a loan to a collection agency, we will have no other obligation to attempt to collect on delinquent loans. LendingClub may also handle collection efforts in respect of a delinquent member loan directly. If payment amounts on a delinquent member loan are received from a borrower member more than 30 days after their due date, then we, or, if we have referred the delinquent loan to an outside collection agency, that collection agency, will retain a percentage of any funds recovered from such borrower member as a service fee before any principal or interest becomes payable to you from recovered amounts in respect of Notes related to the corresponding member loan. Collection fees range from 30% to 35% of recovered amounts. See “About the Platform — How the LendingClub Platform Operates — Post-Closing Loan Servicing and Collection.”
LendingClub or the collection agency may not be able to recover some or all of the unpaid balance of a non-performing member loan, and a lender member who has purchased a Note dependent on the non-performing member loan would then receive nothing or a small fraction of the unpaid principal and interest of the Note. You must rely on the collection efforts of LendingClub and the designated collection agency, and you are not permitted to attempt to collect payments on the member loans in any manner.
If you decide to invest through the platform and concentrate your investment in a single Note, your entire return will depend on the performance of a single member loan.
Member loans originated through the LendingClub platform have a wide range of credit grades, and we expect that some borrower members will default on their member loans. If you decide to invest through the platform and concentrate your investment in a single Note, your entire return will depend on the performance of a single member loan. For example, if you plan to purchase $100 of Notes, and choose to invest the entire $100 in a single Note instead of in four $25 Notes corresponding to the member loans of four different borrowers, your entire $100 investment will depend on the performance of a single member loan. Failing to diversify your investment increases the risk of losing your entire investment due to a single borrower member’s default, or a small number of borrower member defaults. Diversification, however, will not eliminate the risk that you may lose some, or all, of the expected principal and interest payments on the Notes.
In the unlikely event that we receive payments on the corresponding member loans relating to the Notes after the final maturity date, you will not receive payments on the Notes after maturity.
Each Note will mature on the initial maturity date, unless any principal or interest payments in respect of the corresponding member loan remain due and payable to LendingClub upon the initial maturity date, in which case the maturity of the Note will be automatically extended to the final maturity date. If there are any amounts under the corresponding member loan still due and owing to LendingClub after the final maturity, LendingClub will have no further obligation to make payments on the Notes of the series even if LendingClub receives payments on the corresponding member loan after the final maturity.
The member loans on which the Notes are dependent do not restrict borrower members from incurring additional unsecured or secured debt, nor do they impose any financial restrictions on borrower members during the term of the member loan, which may impair your ability to receive the full principal and interest payments that you expect to receive on a Note.
If a borrower member incurs additional debt after obtaining a member loan through the LendingClub platform, the additional debt may impair the ability of that borrower member to make payments on the borrower’s member loan and your ability to receive the principal and interest payments that you expect to receive on Notes dependent on those loans. In addition, the additional debt may adversely affect the borrower member’s creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of the borrower member. To the extent that the borrower member has or incurs other indebtedness and cannot pay all of its indebtedness, the borrower member may choose to make payments to creditors other than LendingClub.

The member loans are unsecured credit obligations of individual borrower members. To the extent borrower members incur other indebtedness that is secured, such as mortgage, home equity or auto loans, the ability of the secured creditors to exercise remedies against the assets of the borrower member may impair the borrower member’s ability to repay the member loan on which your Note is dependent. Borrower members may also choose to repay obligations under secured indebtedness before repaying member loans originated through the LendingClub platform because the borrower members have no collateral at risk in the case of the member loans. A lender member will not be made aware of any additional debt incurred by a borrower member, or whether such debt is secured.
The member loans do not contain any cross-default or similar provisions. If borrower members default on their debt obligations other than the member loans, the ability to collect on member loans on which the Notes are dependent may be substantially impaired.
The member loans do not contain cross-default provisions. A cross-default provision makes a default under certain debt of a borrower member an automatic default on other debt of that borrower member. Because the member loans do not contain cross-default provisions, a borrower member’s loan will not be placed automatically in default upon that borrower member’s default on any of the borrower member’s other debt obligations, unless there are independent grounds for a default on the member loan. The member loans will not be referred to a third-party collection agency for collection because of a borrower member’s default on debt obligations other than the member loans. If a borrower member defaults on debt obligations owed to a third party and continues to satisfy payment obligations under the member loans, the third party may seize the borrower’s assets or pursue other legal action against the borrower member before the borrower member defaults on the member loans. Payments on Notes may be substantially reduced if the borrower member subsequently defaults on the member loans, and you may be unable to recoup any or all of your expected principal and interest payments on those Notes.
Borrower members may seek the protection of debtor relief under federal bankruptcy or state insolvency laws, which may result in the nonpayment of the Notes.
Borrower members may seek protection under federal bankruptcy law or similar laws. If a borrower member files for bankruptcy (or becomes the subject of an involuntary petition), a stay will go into effect that will automatically put any pending collection actions on hold and prevent further collection action absent bankruptcy court approval. If we receive notice that a borrower member has filed for protection under the federal bankruptcy laws, or has become the subject of an involuntary bankruptcy petition, we will put the borrower member’s loan account into “bankruptcy status.” When we put a member loan into bankruptcy status, we terminate automatic monthly ACH debits and do not undertake collection activity without bankruptcy court approval. Whether any payment will ultimately be made or received on a member loan after a bankruptcy status is declared depends on the borrower member’s particular financial situation. It is possible that the borrower member’s personal liability on the member loan will be discharged in bankruptcy. In most cases involving the bankruptcy of a borrower member, unsecured creditors, including LendingClub as holder of the member loans, will receive only a fraction of any amount outstanding on their member loans, if anything. See “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — Post-Closing Loan Servicing and Collection.”
Federal law entitles borrower members who enter active military service to an interest rate cap and certain other rights that may inhibit the ability to collect on loans and reduce the amount of interest paid on the corresponding Notes.
Federal law provides borrower members on active military service with rights that may delay or impair our ability to collect on a borrower member loan corresponding to your Note. The Servicemembers Civil Relief Act requires that the interest rate on preexisting debts, such as member loans, be set at no more than 6% while the qualified servicemember or reservist is on active duty. A holder of a Note that is dependent on such a member loan will not receive the difference between 6% and the original stated interest rate for the member loan during any such period. This law also permits courts to stay proceedings and execution of judgments against servicemembers and reservists on active duty, which may delay recovery on any member loans in default, and, accordingly, payments on Notes that are dependent on these member loans. If there are any amounts under such a member loan still due and owing to LendingClub after the final maturity of the Notes that correspond to the member loan, we will have no further obligation to make payments on the Notes, even if we later receive payments after the final maturity of the Notes. We do not take military service into account in assigning loan grades to borrower member loan requests. See “Item 1. Business — About LendingClub — Government Regulation — Licensing and Consumer Protection Laws — Servicemembers Civil Relief Act.”

The death of a borrower member may substantially impair your ability to recoup the full purchase price of Notes that are dependent on the member loan to that borrower member or to receive the interest payments that you expect to receive on the Notes.
All borrower members are individuals. If a borrower member with outstanding obligations under a member loan dies while the member loan is outstanding, generally, we will seek to work with the executor of the estate of the borrower member to obtain repayment of the member loan. However, the borrower member’s estate may not contain sufficient assets to repay the member loan on which your Note is dependent. In addition, if a borrower member dies near the end of the term of a member loan, it is unlikely that any further payments will be made on the Notes corresponding to such member loan, because the time required for the probate of the estate may extend beyond the initial maturity date and the final maturity date of the Notes.
The LendingClub platform allows a borrower member to prepay a member loan at any time without penalty. Borrower member loan prepayments will extinguish or limit your ability to receive additional interest payments on a Note.
Borrower member loan prepayment occurs when a borrower member decides to pay some or all of the principal amount on a member loan earlier than originally scheduled. A borrower member may decide to prepay all or a portion of the remaining principal amount at any time without penalty. In the event of a prepayment of the entire remaining unpaid principal amount of a member loan on which the Notes are dependent, you will receive your share of such prepayment but further interest will not accrue after the date on which the payment is made. If a borrower member prepays a portion of the remaining unpaid principal balance on a member loan on which the Notes are dependent, the term of the member loan will not change, but interest will cease to accrue on the prepaid portion and future monthly payment amounts, including interest amounts, will be reduced. If a borrower member prepays a member loan in full or in part, you will not receive all of the interest payments that you originally expected to receive on Notes that are dependent on that member loan, and you may not be able to find a similar rate of return on another investment at the time at which the member loan is prepaid. Prepayments are subject to our 1.00% service charge, even if the prepayment occurs immediately after issuance of your Note.
Prevailing interest rates may change during the term of the member loan on which your Note is dependent. If this occurs, you may receive less value from your purchase of the Note in comparison to other ways you may invest your money. Additionally, borrower members may prepay their member loans due to changes in interest rates, and you may not be able to redeploy the amounts you receive from prepayments in a way that offers you the return you expected to receive from the Notes.
The member loans on which the Notes are dependent have a term of three years and bear fixed, not floating, rates of interest. If prevailing interest rates increase, the interest rates on Notes you purchase might be less than the rate of return you could earn if you invested your purchase price in a different investment.
While you may still receive a return on your purchase price for the Notes through the receipt of amounts equal to the interest portion of a borrower member’s payments on the member loan, if prevailing interest rates exceed the rate of interest payable on the member loan, the payments you receive during the term of the Note may not reflect the full opportunity cost to you when you take into account factors such as the time value of money.
There is no prepayment penalty for borrower members who prepay their member loans. If prevailing interest rates on consumer loans decrease, borrower members may choose to prepay their member loans with money they borrow from other sources or other resources, and you may not receive the interest payments on Notes dependent on those member loans that you expect to receive or be able to find an alternative use of your money to realize a similar rate of return at the time at which the Note is prepaid.
Lender member funds in a LendingClub lender member account do not earn interest.
Your LendingClub lender member account represents an interest in a pooled demand deposit account maintained by LendingClub “in trust for” lender members that does not earn interest. For a description of LendingClub member accounts, see “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — Loan Funding and Treatment of Lender Member Balances.”
The Notes will not be listed on any securities exchange, will not be transferable except through the Note Trading Platform by FOLIOfn, and must be held only by LendingClub lender members. You should be prepared to hold the Notes you purchase until they mature.
The Notes will not be listed on any securities exchange. All Notes must be held by LendingClub lender members. The Notes will not be transferable except through the Note Trading Platform by FOLIOfn. The trading platform may not be available to residents of all states. There can be no assurance that a market for Notes will develop on the trading platform, that particular Notes will be resold or that the trading platform will continue to operate. Therefore, lender members must be prepared to hold their Notes to maturity. See “Item 1. Business — About the Loan Platform — Trading Platform.”

The U.S. federal income tax consequences of an investment in the Notes are uncertain.
No authority directly addresses the treatment of the Notes or instruments similar to the Notes for U.S. federal income tax purposes. Although the matter is not free from doubt, LendingClub intends to treat the Notes as indebtedness of LendingClub for U.S. federal income tax purposes. As a result of such treatment, the Notes will have original issue discount, or OID, for U.S. federal income tax purposes because payments on the Notes are dependent on payments on the corresponding member loan. Further, a holder of a Note will be required to include the OID in income as ordinary interest income for U.S. federal income tax purposes as it accrues (which may be in advance of interest being paid on the Note), regardless of such holder’s regular method of accounting. This characterization is not binding on the IRS, and the IRS may take contrary positions. Any differing treatment of the Notes could significantly affect the amount, timing and character of income, gain or loss in respect of an investment in the Notes. Accordingly, all prospective purchasers of the Notes are advised to consult their own tax advisors regarding the U.S. federal, state, local and non-U.S. tax consequences of the purchase and ownership of the Notes (including any possible differing treatments of the Notes).
RISKS RELATED TO LENDINGCLUB AND THE LENDINGCLUB PLATFORM
We have a limited operating history. As an online company in the early stages of development, we face increased risks, uncertainties, expenses and difficulties.
If we are successful, the number of borrower members and lender members and the volume of member loans originated through the LendingClub platform will increase, which will require us to increase our facilities, personnel and infrastructure to accommodate the greater servicing obligations and demands on the LendingClub platform. The LendingClub platform is dependent upon our website to maintain current listings and transactions in the member loans and Notes. We must constantly add new hardware and update our software and website, expand our customer support services and retain an appropriate number of employees to maintain the operations of the LendingClub platform, as well as to satisfy our servicing obligations on the member loans and make payments on the Notes. If we are unable to increase the capacity of the LendingClub platform and maintain the necessary infrastructure, you may experience delays in receipt of payments on the Notes and periodic downtime of our systems.
If we are unable to increase transaction volumes, our business and results of operations will be affected adversely.
To succeed, we must increase transaction volumes on the LendingClub platform by attracting a large number of borrower members and lender members in a cost-effective manner, many of whom have not previously participated in social lending. We have experienced a high number of inquiries from potential borrower members who do not meet our criteria for submitting a member loan request. We have also experienced from time to time borrower member loan requests for amounts that exceed the aggregate amount of lender member purchase commitments. From time to time, we have relied on our credit facilities with third parties, such as Silicon Valley Bank (“SVB”), Gold Hill Venture Lending 03, LP (“Gold Hill”), and other lenders to borrow funds which we used to fund member loans on the platform ourselves to partially address the shortfall between borrower member loan requests and lender member purchase commitments. All member loans are obligations of borrower members to LendingClub, and we issue Notes to lender members who fund a corresponding member loan, or portion of the member loan, originated through our platform. When we fund member loans ourselves on the platform, we continue to directly hold the member loan, or portion of the member loan, we have funded and do not issue Notes corresponding to such member loans for our own account. We expect these shortfalls to continue for the foreseeable future, and our ability to obtain funds to help address this shortfall may be subject to broader developments in the credit markets, which are currently experiencing unprecedented volatility and disruption. If we are not able to attract qualified borrower members and sufficient lender member purchase commitments, we will not be able to increase our transaction volumes. Additionally, we rely on a variety of methods to drive traffic to our website. If we are unable to use any of our current or future marketing initiatives or the cost of these initiatives were to significantly increase, we may not be able to attract new members in a cost-effective manner and, as a result, our revenue and results of operations would be affected adversely, which may impair our ability to maintain the LendingClub platform.
We may need to raise substantial additional capital to fund our operations, and if we fail to obtain additional funding, we may be unable to continue operations.
At this early stage in our development, we have funded substantially all of our operations with proceeds from venture capital financings, private placements and bank financings. To continue the development of the LendingClub platform, we will require substantial additional funds. For example, for the year ended March 31, 2009, our cash outflow to fund operations was approximately $10.3 million.

To strengthen our financial position, during the year ended March 31, 2009, we had raised $4,707,964 in funding from the issuance of our private placement notes, $1,400,000 in additional funding under our growth capital term loan, and $1,000,000 in additional funding from our financing term loan. On September 29, 2008, we issued and sold 3,802,815 shares of Series A convertible preferred stock for aggregate cash consideration of $4,026,473, net of issuance costs. We also issued 990,212 shares of Series A convertible preferred stock in connection with the conversion of convertible notes, which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575. In the second half of the year ended March 31, 2009, we sold 1,309,857 shares of Series A convertible preferred stock for aggregate cash consideration, net of issuance costs, for $1,360,420 and sold 16,036,346 shares of Series B convertible preferred stock for aggregate cash consideration, net of issuance costs, for $11,897,738.
To meet our financing requirements in the future, we may raise funds through equity offerings, debt financings or strategic alliances. Raising additional funds may involve agreements or covenants that restrict our business activities and options. Additional funding may not be available to us on favorable terms, or at all. If we are unable to obtain additional funds, we may be forced to reduce or terminate our operations.
The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.
The consumer lending market is competitive and rapidly changing. We expect competition to persist and intensify in the future, which could harm our ability to increase volume on the LendingClub platform.
Our principal competitors include major banking institutions, credit unions, credit card issuers and other consumer finance companies, as well as other social lending platforms, including Pertuity Direct, Virgin Money and Prosper Marketplace. Competition could result in reduced volumes, reduced fees or the failure of our social lending platform to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, in the future we may experience new competition from more established internet companies, such as eBay Inc., Google Inc. or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If any of these companies or any major financial institution decided to enter the social lending business, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed.
Most of our current or potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. Our potential competitors may also have longer operating histories, more extensive customer bases, greater brand recognition and broader customer relationships than we have. These competitors may be better able to develop new products, to respond quickly to new technologies and to undertake more extensive marketing campaigns. Our industry is driven by constant innovation. If we are unable to compete with such companies and meet the need for innovation, the demand for our platform could stagnate or substantially decline.
If we fail to promote and maintain our brand in a cost-effective manner, we may lose market share and our revenue may decrease.
We believe that developing and maintaining awareness of the LendingClub brand in a cost-effective manner is critical to achieving widespread acceptance of social lending through LendingClub and attracting new members. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and the member experience on the LendingClub platform. Historically, our efforts to build our brand have involved significant expense, and it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased revenues and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose our existing members to our competitors or be unable to attract new members, which would cause our revenue to decrease and may impair our ability to maintain the LendingClub platform.
We have incurred net losses in the past and expect to incur net losses in the future. If we become insolvent or bankrupt, you may lose your investment.
We have incurred net losses in the past and we expect to incur net losses in the future. As of March 31, 2009, our accumulated deficit was $19.9 million and our total stockholders’ deficit was $16.4 million. Our net loss for the year ended March 31, 2009 was $12.1 million. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. In future periods, we may not have any revenue growth, or our revenue could decline. Our failure to become profitable could impair the operations of the LendingClub platform by limiting our access to working capital to operate the platform. If we were to become insolvent or bankrupt, an event of default would occur under the terms of the Notes, and you may lose your investment.

Our substantial senior secured indebtedness could adversely affect our financial performance, ability to finance future operations, and our special, limited obligations in respect of the Notes.
We have incurred substantial senior secured indebtedness under bank credit facilities with SVB and Gold Hill and other notes issued to other investors. The operating and financial restrictions in these debt agreements, as well as the required debt service and repayment obligations in these debt agreements, could adversely affect our financial performance. In addition, our ability to borrow additional funds or otherwise finance our future operations will be limited by the existence and terms of the debt agreements. If we are unable to repay our obligations other than the Notes and otherwise finance our future operations, such inability will have an adverse impact on our ability to operate our platform and service the Notes, which could adversely affect the payments you receive on the Notes.
Our credit agreements contain restrictive covenants and other limitations that, if not complied with, could result in a default under the credit agreements and an acceleration of our obligations under the credit agreements. We are not certain whether we would have, or be able to obtain, sufficient funds to make such accelerated payments, and a failure to do so could adversely affect our ability to operate our platform and service the Notes, which could adversely affect the payments you receive on the Notes.
We have secured our debt facilities by pledging significant assets to SVB, Gold Hill and our other investors.
In order to induce SVB, Gold Hill and other investors to enter into credit agreements and other debt agreements with us, we have pledged our assets to SVB, Gold Hill and other investors to secure our repayment obligations under these credit agreements and other debt agreements, except that we have not pledged our intellectual property rights, certain deposit accounts, the corresponding member loan promissory notes or payments we receive in respect of corresponding member loans. If we are unable to repay any amounts owed under these credit agreements with SVB and Gold Hill or other debt agreements, we could lose significant amounts of our assets and be forced to discontinue our business operations. In addition, because our obligations to SVB, Gold Hill and other investors are secured, collectively, with a first priority lien against such assets, we may have difficulty obtaining additional debt financing from another lender or obtaining new debt financing on terms favorable to us, because a new lender may have to be willing to be subordinate to SVB, Gold Hill and other investors.
The Notes will rank effectively junior to our existing secured indebtedness and to any future secured indebtedness to the extent of the collateral for that secured indebtedness. The Notes do not limit or prevent our incurring future indebtedness, whether unsecured or secured by all or a portion of our assets.
Our arrangements for backup servicing are limited. If we fail to maintain operations, you will experience a delay and increased cost in respect of your expected principal and interest payments on the Notes, and we may be unable to collect and process repayments from borrower members.
We have made arrangements for only limited backup servicing. If our platform were to fail or we became insolvent, we would attempt to transfer our member loan servicing obligations to a third party back-up servicer. There can be no assurance that this back-up servicer will be able to adequately perform the servicing of the outstanding member loans. If this back-up servicer assumes the servicing of the member loans, the back-up servicer will impose additional servicing fees, reducing the amounts available for payments on the Notes. Additionally, transferring these servicing obligations to our back-up servicer may result in delays in the processing and recovery of information with respect to amounts owed on the member loans or, if the LendingClub platform becomes inoperable, may prevent us from servicing the member loans and making principal and interest payments on the Notes. If our back-up servicer is not able to service the member loans effectively, lender members’ ability to receive principal and interest payments on their Notes may be substantially impaired.

If we were to become subject to a bankruptcy or similar proceeding, the rights of the holders of the Notes could be uncertain, and payments on the Notes may be limited and suspended or stopped. The Notes are unsecured and holders of the Notes do not have a security interest in the corresponding member loans or the proceeds of those corresponding member loans. The recovery, if any, of a holder on a Note may be substantially delayed and substantially less than the principal and interest due and to become due on the Note. Even funds held by LendingClub in trust for the holders of Notes may potentially be at risk.
If LendingClub were to become subject to a bankruptcy or similar proceeding, the recovery, if any, of a holder of a Note may be substantially delayed in time and may be substantially less in amount than the principal and interest due and to become due on the Note. Specifically, the following consequences may occur:
A bankruptcy or similar proceeding of LendingClub may cause delays in borrower member payments. Borrower members may delay payments to LendingClub on account of member loans because of the uncertainties occasioned by a bankruptcy or similar proceeding of LendingClub, even if the borrower members have no legal right to do so, and such delay would reduce, at least for a time, the funds that might otherwise be available to pay the Notes corresponding to those member loans.
A bankruptcy or similar proceeding of LendingClub may cause delays in payments on Notes. The commencement of the bankruptcy or similar proceeding may, as a matter of law, prevent LendingClub from making regular payments on the Notes, even if the funds to make such payments are available. Because a bankruptcy or similar proceeding may take months or years to complete, the suspension of payment may effectively reduce the value of any recovery that a holder of a Note may receive (and no such recovery can be assured) by the time any recovery is available.
Interest accruing upon and following a bankruptcy or similar proceeding of LendingClub may not be paid. In bankruptcy or similar proceeding of LendingClub, interest accruing on the Notes during the proceeding may not be part of the allowed claim of a holder of a Note. If the holder of a Note receives a recovery on the Note (and no such recovery can be assured), any such recovery may be based on, and limited to, the claim of the holder of the Note for principal and for interest accrued up to the date of the bankruptcy or similar proceeding, but not thereafter. Because a bankruptcy or similar proceeding may take months or years to complete, a claim based on principal and on interest only up to the start of the bankruptcy or similar proceeding may be substantially less than a claim based on principal and on interest through the end of the bankruptcy or similar proceeding.
In a bankruptcy or similar proceeding of LendingClub, there may be uncertainty regarding whether a holder of a Note has any priority right to payment from the corresponding member loan. The Notes are unsecured and holders of the Notes do not have a security interest in the corresponding member loans or the proceeds of those corresponding member loans. Accordingly, the holder of a Note may be required to share the proceeds of the corresponding member loan with LendingClub’s other creditors. If such sharing of proceeds is deemed appropriate, those proceeds that are either held by LendingClub in the clearing account at the time of the bankruptcy or similar proceeding of LendingClub, or not yet received by LendingClub from borrower members at the time of the commencement of the bankruptcy or similar proceeding, may be at greater risk than those proceeds that are already held by LendingClub in the “in trust for,” or ITF, account at the time of the bankruptcy or similar proceeding. To the extent that proceeds of the corresponding member loan would be shared with other creditors of LendingClub, any secured or priority rights of such other creditors may cause the proceeds to be distributed to such other creditors before any distribution is made to you on your Note. For a more detailed description of the clearing account and the ITF account, see “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — Post-Closing Loan Servicing and Collection.”
In a bankruptcy or similar proceeding of LendingClub, there may be uncertainty regarding whether a holder of a Note has any right of payment from assets of LendingClub other than the corresponding member loan. In a bankruptcy or similar proceeding of LendingClub, it is possible that a Note could be deemed to have a right of payment only from proceeds of the corresponding member loan and not from any other assets of LendingClub, in which case the holder of the Note may not be entitled to share the proceeds of such other assets of LendingClub with other creditors of LendingClub, whether or not, as described above, such other creditors would be entitled to share in the proceeds of the member loan corresponding to the Note. Alternatively, it is possible that a Note could be deemed to have a right of payment from both the member loan corresponding to the Note and from some or all other assets of LendingClub, for example, based upon the automatic acceleration of the principal obligations on the Note upon the commencement of a bankruptcy or similar proceeding, in which case the holder of the Note may be entitled to share the proceeds of such other assets of LendingClub with other creditors of LendingClub, whether or not, as described above, such other creditors would be entitled to share in the proceeds of the member loan corresponding to the Note. To the extent that proceeds of such other assets would be shared with other creditors of LendingClub, any secured or priority rights of such other creditors may cause the proceeds to be distributed to such other creditors before any distribution is made to you on your Note.
In a bankruptcy or similar proceeding of LendingClub, there may be uncertainty regarding the rights of a holder of a Note, if any, to payment from funds in the clearing account. If a borrower member has paid LendingClub on a member loan corresponding to a Note before a bankruptcy or similar proceeding of LendingClub is commenced, and those funds are held in the clearing account and have not been used by LendingClub to make payments on the Note as of the date the bankruptcy or similar proceeding is commenced, there can be no assurance that LendingClub will or will be able to use such funds to make payments on the Note. Other creditors of LendingClub may be deemed to have rights to such funds that are equal to or greater than the rights of the holder of the Note. For a more detailed description of the clearing account, see “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — Post-Closing Loan Servicing and Collection.”

In a bankruptcy or similar proceeding of LendingClub, there may be uncertainty regarding the rights of a holder of a Note, if any, to access funds in the ITF account. If a borrower has paid LendingClub on a member loan corresponding to a Note before a bankruptcy or similar proceeding of LendingClub is commenced, and those funds have been used by LendingClub to make payments on the Note prior to the date the bankruptcy or similar proceeding is commenced, but the payments on the Note continue to be held by LendingClub in an ITF account, there can be no assurance that the holder of the Note will have immediate access to the funds constituting the payment or that the funds constituting the payment will ultimately be released to the holder of the Note. While the Declaration of Trust states that funds in the ITF account are trust property and are not intended to be property of LendingClub or subject to claims of LendingClub’s creditors generally, there can be no assurance that, if the matter were to be litigated, such litigation would not delay or prevent the holder of a Note from accessing the portion of those funds in which the holder has an interest. For a more detailed description of the ITF account, see “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — Post-Closing Loan Servicing and Collection.”
In a bankruptcy or similar proceeding of LendingClub, there may be uncertainty regarding the rights of a holder of a Note, if any, to the return of the purchase price of a Note if the corresponding member loan has not been funded. If the purchase price of a Note is paid to LendingClub and a bankruptcy or similar proceeding of LendingClub is commenced, the holder of the Note may not be able to obtain a return of the funds constituting the purchase price, even if the member loan corresponding to the Note has not been funded as of the date that the bankruptcy or similar proceeding is commenced and even if the funds are held by LendingClub in the ITF account. For a more detailed description of the funding of member loans, see “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — Purchases of Notes and Loan Closings.”
In a bankruptcy or similar proceeding of LendingClub, the holder of a Note may be delayed or prevented from enforcing LendingClub’s repurchase obligations in cases of confirmed identity fraud. In a bankruptcy or similar proceeding of LendingClub, any right of a holder of Note to require LendingClub to repurchase the Note as a result of a confirmed identity fraud incident may not be specifically enforced, and such holder’s claim for such repurchase may be treated less favorably than a general unsecured obligation of LendingClub as described and subject to the limitations in this “Risks Related to LendingClub and the LendingClub Platform — If we were to become subject to a bankruptcy or similar proceeding” section.
In a bankruptcy or similar proceeding of LendingClub, the implementation of back-up servicing arrangements may be delayed or prevented. In a bankruptcy or similar proceeding of LendingClub, our ability to transfer servicing obligations to our back-up servicer may be limited and subject to the approval of the bankruptcy court or other presiding authority. The bankruptcy process may delay or prevent the implementation of back-up servicing, which may impair the collection of member loans to the detriment of the Notes.
We rely on third-party banks to disburse member loan proceeds and process member loan payments, and we rely on third-party computer hardware and software. If we are unable to continue utilizing these services, our business and ability to service the member loans on which the Notes are dependent may be adversely affected.
We rely on a third-party bank to disburse member loan amounts. Additionally, because we are not a bank, we cannot belong to and directly access the ACH payment network, and we must rely on an FDIC-insured depository institution to process our transactions, including loan payments and remittances to our Noteholders. We currently use Wells Fargo Bank, N.A. for these purposes. Under the ACH rules, if we experience a high rate of reversed transactions (known as “chargebacks”), we may be subject to sanctions and potentially disqualified from using the system to process payments. We also rely on computer hardware purchased and software licensed from third parties to operate our platform, including payment processing software licensed from BankServ. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we cannot continue to obtain these services, or if we cannot transition to another service provider quickly, our ability to process payments and operate the LendingClub platform could suffer, and your receipt of payments on the Notes could be delayed or impaired.

If the security of our members’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, your secure information may be stolen, our reputation may be harmed, and we may be exposed to liability.
Our platform stores our borrower members and lender members’ bank information and other personally-identifiable sensitive data. Any accidental or willful security breaches or other unauthorized access could cause your secure information to be stolen and used for criminal purposes. Security breaches or unauthorized access to secure information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any of our members’ data, our relationships with our members will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our members to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose members.
Our ability to service the member loans or maintain accurate accounts may be adversely affected by computer viruses, physical or electronic break-ins and similar disruptions.
The highly-automated nature of the LendingClub platform may make it an attractive target and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. If a computer hacker were able to infiltrate the LendingClub platform, you would be subject to an increased risk of fraud or borrower identity theft, and you may not receive the principal or interest payments that you expect to receive on any Notes you were fraudulently induced to purchase. Hackers might also disrupt the accurate processing and posting of payments to accounts such as yours on the platform, or cause the destruction of data and thereby undermine your rights to repayment of the Notes you have purchased. While we have taken steps to prevent hackers from accessing the LendingClub platform, if we are unable to prevent hacker access, your ability to receive the principal and interest payments that you expect to receive on Notes you purchase and our ability to fulfill our servicing obligations and to maintain the LendingClub platform would be adversely affected.
Any significant disruption in service on our website or in our computer systems could reduce the attractiveness of our platform and result in a loss of members.
If a catastrophic event resulted in a platform outage and physical data loss, our ability to perform our servicing obligations would be materially and adversely affected. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new members and retain existing members. Our system hardware is hosted in a hosting facility located in Santa Clara, CA, owned and operated by SAVVIS. We also maintain a real time backup system located in Washington, D.C. SAVVIS does not guarantee that our members’ access to our website will be uninterrupted, error-free or secure. Our operations depend on SAVVIS’s ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. If our arrangement with SAVVIS is terminated, or there is a lapse of service or damage to SAVVIS facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. Any interruptions or delays in our service, whether as a result of SAVVIS or other third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with our members and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage at a SAVVIS facility. These factors could prevent us from processing or posting payments on the member loans or the Notes, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause members to abandon the LendingClub platform, any of which could adversely affect our business, financial condition and results of operations.
Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees whom we need to support our business.
Competition for highly skilled technical and financial personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.
In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve LendingClub members could diminish, resulting in a material adverse effect on our business.

Our growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.
Our growth in headcount and operations since our inception has placed, and will continue to place, to the extent that we are able to sustain such growth, a significant strain on our management and our administrative, operational and financial reporting infrastructure.
Our success will depend in part on the ability of our senior management to manage the growth we achieve effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems. The addition of new employees and the system development that we anticipate will be necessary to manage our growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.
If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.
Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. In particular, Renaud Laplanche, our Founder and Chief Executive Officer, and John G. Donovan, our Chief Operating Officer, are critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Mr. Laplanche, Mr. Donovan or other executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.
It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.
Our ability to maintain the LendingClub platform and arrange member loans depends, in part, upon our proprietary technology, including our proprietary LendingMatch system. We have applied for patent protection for LendingMatch. We may be unable to protect our proprietary technology effectively, however, which would allow competitors to duplicate our products and adversely affect our ability to compete with them. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. In addition, the LendingClub platform may infringe upon claims of third-party patents, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Furthermore, our technology may become obsolete, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt the LendingClub platform to compete with other person-to-person lending platforms as they develop. If we cannot protect our proprietary technology from intellectual property challenges, or if the platform becomes obsolete, our ability to maintain the platform, arrange member loans or perform our servicing obligations on the member loans could be adversely affected.
Purchasers of Notes will have no control over LendingClub and will not be able to influence LendingClub corporate matters.
We are not offering any equity in this offering. Purchasers of Notes offered through the LendingClub platform will have no equity interest in LendingClub and no ability to vote on or influence LendingClub corporate decisions. As a result, our stockholders will continue to exercise 100% voting control over all LendingClub corporate matters, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.

RISKS RELATING TO COMPLIANCE AND REGULATION
The LendingClub platform is a novel approach to borrowing that may fail to comply with borrower protection laws such as state usury laws, other interest rate limitations or federal and state consumer protection laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Debt Collection Practices Act and their state counterparts. Borrower members may make counterclaims regarding the enforceability of their obligations after collection actions have commenced, or otherwise seek damages under these laws. Compliance with such regimes is also costly and burdensome.
The LendingClub platform operates a novel program that must comply with regulatory regimes applicable to all consumer credit transactions. The novelty of our platform means compliance with various aspect of such laws is untested. Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of the member loans. Our platform is also subject to other federal and state laws, such as:
•	the federal Truth-in-Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrower members regarding the terms of their member loans;
•
the federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit;

•	the federal Fair Credit Reporting Act, which regulates the use and reporting of information related to each borrower member’s credit history; and
•
the federal Fair Debt Collection Practices Act and similar state debt collection laws, which regulate debt collection practices by “debt collectors” and prohibit debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding consumer loans.

We may not always have been, and may not always be, in compliance with these laws. Compliance with these requirements is also costly, time-consuming and limits our operational flexibility. See “Item 1. Business — About LendingClub — Government Regulation” for more information regarding governmental regulation of the LendingClub platform.
Noncompliance with laws and regulations may impair our ability to arrange or service member loans.
Failure to comply with the laws and regulatory requirements applicable to our business may, among other things, limit our, or a collection agency’s, ability to collect all or part of the principal amount of or interest on the member loans on which the Notes are dependent and, in addition, could subject us to damages, revocation of required licenses or other authorities, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm our business and ability to maintain the LendingClub platform and may result in borrower members rescinding their member loans.
Where applicable, we seek to comply with state small loan, loan broker, servicing and similar statutes. Currently, we do not provide services to borrowers in Idaho, Indiana, Iowa, Maine, Nebraska, North Carolina, North Dakota and Tennessee. In all other U.S. jurisdictions with licensing or other requirements we believe may be applicable to make loans, we have obtained any necessary licenses or comply with the relevant requirements. Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions, which may have an adverse effect on our ability to continue to arrange member loans through the platform, perform our servicing obligations or make the LendingClub platform available to borrower members in particular states, which may impair your ability to receive the payments of principal and interest on the Notes that you expect to receive. See “Item 1. Business — About LendingClub — Government Regulation” for more information regarding governmental regulation of the LendingClub platform.
We rely on our agreement with WebBank to lend to qualified borrower members on a uniform basis throughout the United States. If our relationship with WebBank were to end, we may need to rely on individual state lending licenses to arrange member loans.
Borrower member loan requests take the form of an application to WebBank, which cooperates with us to lend to qualified LendingClub borrower members and allows our platform to be available to borrowers on a uniform basis throughout the United States, except that we do not currently offer member loans in Idaho, Indiana, Iowa, Maine, Nebraska, North Carolina, North Dakota and Tennessee. If our relationship with WebBank were to end, we may need to rely on individual state lending licenses to arrange member loans. Because we do not currently possess state lending licenses in every U.S. state, we may be required to discontinue lending or limit the rates of interest charged on member loans in some states. We may face increased costs and compliance burdens if our agreement with WebBank terminated.
Several lawsuits have brought under scrutiny the association between high-interest “payday loan” marketers and out-of-state banks. These lawsuits assert that payday loan marketers use out-of-state lenders in order to evade the consumer protection laws imposed by the states where they do business. Such litigation has sought, successfully in some instances, to recharacterize the loan marketer as the lender for purposes of state consumer protection law restrictions. Similar civil actions have been brought in the context of gift cards. We believe that our activities are distinguishable from the activities involved in these cases.
Nevertheless, if litigation on similar theories were successful against us, additional state consumer protection laws would be applicable to the member loans originated through the LendingClub platform if we were recharacterized as the lender. The member loans could also be voidable or unenforceable. In addition, we could be subject to claims by borrower members, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us. To date, no actions have been taken or threatened against us on the theory that we have engaged in unauthorized lending. However, such actions could have a material adverse effect on our business.

As internet commerce develops, federal and state governments may draft and propose new laws to regulate internet commerce, which may negatively affect our business.
As internet commerce continues to evolve, increasing regulation by federal and state governments becomes more likely. Our business could be negatively affected by the application of existing laws and regulations or the enactment of new laws applicable to social lending. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our members in the form of increased fees. In addition, federal and state governmental or regulatory agencies may decide to impose taxes on services provided over the internet. These taxes could discourage the use of the internet as a means of consumer lending, which would adversely affect the viability of the LendingClub platform.
As a public company, we face costly compliance burdens.
As a public company, we face costly compliance burdens, requiring significant legal, accounting and other expenses. Our management and other personnel must devote a substantial amount of time to public company compliance requirements. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending March 31, 2010, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. In order to comply with Section 404, we may incur substantial accounting expense, expend significant management time on compliance-related issues, and hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
If we discover a material weaknesses in our internal control over financial reporting which we are unable to remedy, or otherwise fail to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.
Because we only became a public company in October 2008, we have not been required to have an audit of our internal control over financial reporting, and our independent registered public accounting firm has not performed such an audit. Should we or our auditors discover a material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected.
We face a contingent liability for potential securities law violations in respect of loans sold to our lender members from May 2007 until April 7, 2008. This contingent liability may impair our ability to operate our platform and service the member loans that correspond to the Notes.
Loans sold to lender members through our platform from our launch in May 2007 until April 7, 2008 may be viewed as involving an offering of securities that was not registered or qualified under federal or state securities laws. If the sale of these loans were viewed as an unregistered offering of securities, our lender members who hold these loans may be entitled to rescind their purchase and be paid their unpaid principal amount of the loans plus statutory interest. As of March 31, 2009, the aggregate principal balance of these loans purchased through our platform by purchasers not affiliated with LendingClub was $4.47 million. We have not recorded an accrued loss contingency in respect of this contingent liability, although we intend to continue to monitor the situation. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation. The statute of limitations periods under state securities laws may extend for a longer period of time, and certain state securities laws empower state officials to seek restitution or rescission remedies for purchasers of unregistered securities. We have received inquiries from a number of states in respect of these prior sales of loans; neither the SEC nor any state, however, has taken or threatened administrative action or litigation over such loan sales. If a significant number of our lender members sought rescission, if we were subject to a class action securities lawsuit or if we were subject to lawsuits or administrative actions by the SEC or states in respect of these loans, our ability to maintain our platform and service the member loans to which the Notes correspond may be adversely affected.

If we are required to register under the Investment Company Act, our ability to conduct our business could be materially adversely affected.
The Investment Company Act of 1940, or the “Investment Company Act,” contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and we intend to continue to conduct, our business in a manner that does not result in our company being characterized as an investment company. If, however, we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would materially adversely affect our business, financial condition and results of operations. If we were deemed to be an investment company, we may also attempt to seek exemptive relief from the SEC, which could impose significant costs and delays on our business.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The information set forth in Item 1 under the caption “Item 1. Business — About LendingClub — Facilities” is incorporated herein by reference.
Item 3. Legal Proceedings
The information set forth in Item 1 under the caption “Item 1. Business — About LendingClub — Legal Proceedings” is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
As described in our Form 8-K filed March 19, 2009, on March 13, 2009, we sold 16,036,346 shares of our Series B convertible preferred stock. In connection with this transaction, on March 12, 2009, stockholders holding greater than 53% of our common stock and greater than 94% of our Series A convertible preferred stock executed written consents approving an amendment to our Certificate of Incorporation, which increased our authorized capital stock, common stock and convertible preferred stock. In addition, in connection with this transaction, and in accordance with the terms of an Amended and Restated Voting Agreement dated March 13, 2009, Rebecca Lynn, a Principal of Morgenthaler Ventures, an affiliate of Morgenthaler Venture Partners IX, L.P., was appointed as a member of our Board of Directors on March 13, 2009.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-151827). The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on October 10, 2008. From October 13, 2008 to March 31, 2009, we sold $9,110,175 in principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. During the period from October 10, 2008 to March 31, 2009, we incurred estimated expenses of approximately $2,663,580 in connection with the offering, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding member loan through the LendingClub platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.
We have no publicly traded equity securities. At May 31, 2009, there were approximately 19 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data
Not applicable for smaller reporting companies.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Part I Item 1A, “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for LendingClub’s products and services; the intensity of competition; LendingClub’s ability to effectively expand and improve internal infrastructure; and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part I Item 1A, “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update these forward-looking statements.
Overview
LendingClub is an internet-based social lending platform. We allow qualified borrower members to obtain loans (which we refer to as “member loans”) with interest rates that they find attractive. Since October 13, 2008, our lender members have had the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by LendingClub, with each series of Notes corresponding to an individual member loan originated on our platform (which we refer to as the “corresponding member loans” or “CM Loans”). The Notes are dependent for payment on CM Loans and offer interest rates and credit characteristics that the lender members find attractive. From the launch of our platform in May 2007 until April 7, 2008, we did not offer Notes on our platform. Instead, our platform allowed lender members to purchase assignments of unsecured member loans directly. Since November 2007, we have also funded member loans ourselves, which we refer to as “member loans held for investment” based on our intent and ability to hold the loans for the foreseeable future or to maturity.
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
LendingClub was incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. As of March 31, 2009, the lending platform has facilitated approximately 3,891 member loans since its launch in May 2007.
We have been operating since December 2007 pursuant to an agreement with WebBank. WebBank serves as the lender for all member loans originated through our platform. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that we do not currently offer member loans in Idaho, Indiana, Iowa, Maine, Nebraska, North Carolina, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.

We have a limited operating history and have incurred net losses since our inception. Our net loss was $12,069,842 for the year ended March 31, 2009. We earn revenues from processing fees charged to members, primarily a borrower member origination fee and a lender member service charge. We also earn interest income on member loans that we fund ourselves. At this stage of our development, we have funded our operations primarily with proceeds from our venture capital financings, our credit facilities and debt and equity issuances, which are described below under “Liquidity and Capital Resources.” We also rely on our credit facilities and debt issuances to borrow funds, which we have used to fund member loans ourselves. Over time, we expect that the number of borrower members and lender members and the volume of member loans originated through our platform will increase, and that we will generate increased revenue from borrower origination fees and lender member service charges. Our decision to temporarily stop accepting lender member commitments, effective from April 7, 2008 until October 13, 2008, slowed the ramp up of our operations and expended liquidity as we funded member loans ourselves during this period.
Our operating plan allows for a continuation of the current strategy of raising capital through debt and equity financings to finance our operations until we reach profitability and become cash-flow positive, which we do not expect to occur within the next twelve months. Our operating plan calls for significant investments in website development, security, loan scoring, loan processing and marketing before we reach profitability. During the year ended March 31, 2009, we raised $5,386,893, net of issuance costs, from the sale of 5,112,672 shares of our Series A convertible preferred stock, $1,054,575 from the conversion of principal and interest on our convertible notes into 990,212 shares of our Series A convertible preferred stock, and $11,897,738, net of issuance costs, from the sale of 16,036,346 shares of our Series B convertible preferred stock. During the year ended March 31, 2008, we raised $9,925,001, net of issuance costs, from the sale of 9,445,401 shares of our Series A convertible preferred stock and $1,499,265 from the sale of 2,216,500 shares of our common stock. From October 2007 through March 31, 2009, we also raised $13,707,964 through the issuance of notes payable in connection with our growth capital term loan, financing term loan and private placement notes.
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
Significant Accounting Policies and Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) fair value; (3) allowance for loan losses; and (4) share-based compensation. Other than the changes described in Note 2 — Summary of Significant Accounting Policies, Revenue recognition and Note 2 — Summary of Significant Accounting Policies, CM Loans and Notes held for investment at fair value of the Notes to Financial Statements below, there have been no material changes to any of our significant accounting policies and critical accounting estimates since October 13, 2008. See also the discussion set forth in “Effect of the New Lending Platform Structure” below.

Results of Operations
Revenues

	Years Ended
	March 31,
	2009	2008
Interest income
Member loans held for investment	$1,047,308	$253,197
CM Loans held for investment at fair value
Interest and fees earned on CM Loans	346,462	—
Credit risk related adjustment (interest expense)	(407,929)	—
Cash and cash equivalents	49,240	195,703

Total interest income	$1,035,081	$448,900

Interest expense:
Notes held for investment at fair value
Interest and fees expensed on Notes	$124,286	$—
Credit risk related adjustment (interest income)	(407,865)	—
Loans payable	943,035	63,713
Convertible notes payable	39,890	14,685
Amortization of debt discount	362,286	49,050
Amortization of BCF	156,410	22,344

Total interest expense	$1,218,042	$149,792

Our business model consists primarily of charging a transaction fee to both borrower members and lender members. The borrower member pays a fee to us for providing the services of arranging the member loan and the lender member pays a fee to us for managing the payments on the member loans and maintaining account portfolios. We also charge fees to our borrower members for unsuccessful payments. We also generate revenue from interest earned on our member loans held for investment.

Interest Income
The following table presents our quarterly interest income sources in both absolute dollars (in thousands) and as a percentage of interest income (in thousands):

	For the Quarter Ended
	June 30,		September 30,		December 31,		March 31,
(in thousands)	2007		2007		2007		2008
Interest Income Source	$	%	$	%	$	%	$	%

Borrower origination fees earned on third party purchased member loans	2	50	18	27	43	27	64	30

Borrower origination fees and interest earned on member loans held for investment	0	0	1	1	16	9	109	50

Borrower origination fees and interest earned on CM Loans held for investment net of interest expense on the related Notes	0	0	0	0	0	0	0	0

Interest earned on cash and investments	2	50	49	72	102	64	43	20

Total Interest Income	4	100	68	100	161	100	216	100

	For the Quarter Ended
	June 30,		September 30,		December 31,		March,
(in thousands)	2008		2008		2008		2009
Interest Income Source	$	%	$	%	$	%	$	%

Borrower origination fees earned on third party purchased member loans	20	9	0	0	0	0	0	0

Borrower origination fees and interest earned on member loans held for investment	177	82	240	96	326	116	284	62

Borrower origination fees and interest earned on CM Loans held for investment net of interest expense on the related Notes	0	0	0	0	(57)	-20	166	36

Interest earned on cash and investments	18	9	10	4	13	5	8	2

Total Interest Income	215	100	250	100	282	100	458	100

Borrower Origination Fees
Our borrower members pay a one-time fee to us for arranging a member loan. This fee is determined by the loan grade of the member loan.
Prior to June 17, 2008, our origination fees ranged from 0.75% to 2.00% of the aggregate principal amount of the member loan, as set forth below:

Loan Grade	A	B	C	D	E	F	G
Fee	0.75%	1.00%	1.50%	2.00%	2.00%	2.00%	2.00%
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
Borrower Origination Fees Earned on Member Loans Held for Investment
We compute borrower origination fees for member loans we fund ourselves by subtracting the average costs of originating a member loan from the aggregate fee charged to the borrower member for the member loan. We initially defer this net amount and subsequently amortize the balance over the servicing period of the member loan, which is currently 36 months for each funded member loan.
Interest Earned on Member Loans Held for Investment
We generate revenue from interest earned on member loans we have funded ourselves and hold for investment. When payments are received, the interest portion paid by our borrower members on the member loans we have funded ourselves and the amortization of the origination fees are recorded as interest income. Interest rates on these members loans, excluding amortization of origination fees, currently ranges from 7.12% to 19.36% per annum. We expect the amount of revenue generated from interest income on our member loans held for investment to increase in the near term as we self-funded the platform between April 7, 2008 through October 13, 2008 while we sought to register the offering of the Notes. Subsequent to the effectiveness of our Registration Statement, we have continued to fund member loans on the platform as we build our marketing and awareness efforts. During the year ended March 31, 2009, we funded $8,048,875 of member loans while our lender members funded $10,162,875 of member loans. During the years ended March 31, 2009 and 2008, we recorded interest income on the member loans we funded of $1,047,308 and $253,197 respectively.
Borrower Origination Fees and Interest Earned on CM Loans Held for Investment Net of Interest Expense on the Related Notes
During the year ended March 31, 2009, we began recording interest income from our CM Loans and corresponding interest expense from the Notes. Interest income from the CM Loans includes origination fees on these member loans which are recognized in the period originated. During the year ended March 31, 2009, we recorded interest income from CM Loans of $346,462, including $214,712 related to origination fees. Under Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Measurements” (“SFAS 159”), for the year ended March 31, 2009, this interest income was offset by credit risk related adjustments on CM Loans of $407,929, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $124,286 during the year ended March 31, 2009, and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $407,865 during that same period. Over time, we expect that revenues and expenses related to CM Loans and Notes will increase as we grow our platform.
Interest Earned on Cash and Investments
Interest from cash and investments held in bank accounts is recorded as it is earned. For the years ended March 31, 2009 and 2008, we recorded $48,240 and $195,703, respectively, in interest income from cash and investments held in bank accounts.
Borrower Unsuccessful Payment Fees
Our procedures generally require the automatic debiting of borrower member bank accounts by ACH transfer, although we allow payment by check, subject to a five percentage point increase in the interest rate. We charge an unsuccessful payment fee to a borrower member to cover the cost we incur if an automatic payment fails and is rejected by the borrower member’s bank, for example if there is an insufficient balance in the bank account or if the account has been closed or otherwise suspended. We consider each attempt to collect the monthly payment to be a separate transaction and may assess an unsuccessful payment fee for each failed attempt. We retain the entire amount of an unsuccessful payment fee, which is currently $15.00 per transaction or 5.00% of the outstanding payment, or such lesser amount as permitted by law, to cover our costs.

Interest Expense on Notes Payable
Interest expense, other than that described above with regard to CM Loans and Notes, consists primarily of cash and non-cash interest on notes payable. For the years ended March 31, 2009 and 2008, we paid cash interest on these notes payable of $1,067,321 and $63,713, respectively, for interest due on our notes payable to our creditors. For the years ended March 31, 2009 and 2008, we recorded $518,696 and $71,394, respectively, for non-cash interest expense, primarily related to debt discounts due to warrants and beneficial conversion features, on our notes payable to our creditors. Of the amounts above, we recorded interest expense for interest due on our convertible notes of $39,890 and $14,685 for the years ended March 31, 2009 and 2008, respectively. These notes were converted to Series A preferred stock on August 29, 2008. In addition, for the amortization of debt discount associated with warrants issued in connection with the convertible notes, we recorded non-cash interest expense of $156,410 and $22,344 for the years ended March 31, 2009 and 2008, respectively. For the beneficial conversion feature associated with these warrants, we recorded non-cash interest of $156,410 and $22,344 for the years ended March 31, 2009 and 2008, respectively. We expect interest expense to continue to increase over the next year as a result of our additional borrowings discussed below under “Liquidity and Capital Resources.”
Allowance for Loan Losses
The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of potential credit losses inherent in the portfolio of member loans that we fund ourselves and hold for investment and is based on a variety of factors, including the composition and quality of the member loan portfolio, delinquency levels and trends, probable expected losses for the next twelve months, current and historical charge-off and loss experience, current industry charge-off and loss experience, the condition of the market, the interest rate climate and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex and requires judgment by management about the effect of matters that are inherently uncertain. Moreover, in light of our limited operating history, we do not yet have significant historical experience unique to our own base of borrowers and underwriting criteria with which to help estimate expected losses on our portfolio. In the years ended March 31, 2009 and 2008, we recorded an allowance for loan losses of $1,110,726 and $373,624, respectively, against our member loans held for investment. We expect our allowance for loan losses to increase over the next year due to the expected increase in the number of member loans held for investment.
Lender Member Service Charge (Amortization of loan servicing rights)
We charge lender members an ongoing service charge in respect of member loans and Notes that they have purchased through our platform. The service charge offsets the costs we incur in servicing member loans, including managing payments from borrower members, payments to lender members and maintaining account portfolios. This service charge is equal to 1.00% of all amounts paid by LendingClub to a lender member in respect of a member loan. The service charge is deducted from any payments on a member loan before the net amounts of those payments are allocated to the lender members’ LendingClub accounts.
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

Operating Expenses:

	Years Ended March 31,
	2009	2008	% change
Sales, marketing and customer service	$2,351,262	$2,279,361	3%
Engineering	1,882,565	1,785,488	5%
General and administrative	6,759,809	2,881,627	135%

Total operating expenses	$10,993,636	$6,946,476

Sales, Marketing and Customer Service Expense
Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing and customer service personnel, contracting personnel, service providers, travel and other reimbursable expenses and marketing programs, such as trade shows and marketing campaigns. Sales, marketing and customer service expenses for the years ended March 31, 2009 and 2008, were $2,351,262 and $2,279,361, respectively, an increase of approximately 3%. The increase was primarily due to greater expenses incurred for marketing programs. In March 2009, we added new Chief Marketing Officer to our staff in anticipation of expanding our marketing headcount and marketing campaigns, and we expect sales, marketing and customer service expenses to increase over the next year.
Engineering Expense
Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of personnel and the cost of subcontractors who work on the development and maintenance of our lending platform and software enhancements that run our lending platform. Engineering expense for the year ended March 31, 2009 was $1,882,565, an increase of approximately 5%, over the engineering expense of $1,785,488 for the year ended March 31, 2008. During the year ended March 31, 2009, we reduced our reliance on consultants and contractors, converting some of these individuals to full time employees, allowing us to grow headcount over the year without adding to personnel costs. The increase in engineering expense, however, was primarily due to new platform co-location expenses. We expect engineering expense to grow modestly over the next year.
General and Administrative Expense
General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expense for the year ended March 31, 2009 was $6,759,809, an increase of approximately 135%, over general and administrative expense of $2,881,627 during the year ended March 31, 2008. The increase was due primarily to increased legal and consulting expenses related to the preparation and filing of our Registration Statement and increases in headcount. Although our accounting, legal and other costs will be higher as a result of being an SEC reporting company, we anticipate that over the next year, these costs will decrease relative to their levels in the year ended March 31, 2009. Despite our planned infrastructure expansion to meet growth in lending, we expect that general and administrative expenses will decrease as a percentage of overall expenses as we grow.

Liquidity and Capital Resources

	Years Ended March 31,
Cash flows from:	2009	2008	Change
Operating Activities	$(10,282,300)	$(5,990,775)	$(4,291,525)

Investing Activities	(13,180,280)	(7,256,292)	(5,923,988)
Add back/(subtract):
Origination of CM Loans held at fair value	9,110,175	—	9,110,175
Repayment of CM Loans held at fair value	(462,336)	—	(462,336)

Investing Activities after removing activity related to CM Loans held at fair value	(4,532,441)	(7,256,292)	2,723,851

Financing Activities	29,855,942	18,641,842	11,214,100
Add back/(subtract):
Origination of Notes held at fair value	(9,110,175)	—	(9,110,175)
Repayment of Notes held at fair value	(463,713)	—	(463,713)

Financing Activities after removing activity related to Notes held at fair value	$20,282,054	$18,641,842	$1,640,212

Net cash used in operating activities increased to $10,282,300 in the year ended March 31, 2009, from $5,990,775 in the year ended March 31, 2008, as we ceased operations under our old platform and launched our new platform. Non-cash charges that most significantly offset our net loss of $12,069,842 in the year ended March 31, 2009 were: non-cash interest expenses of $695,753 related to our debt discounts due to warrants and beneficial conversion features of our notes payable and convertible notes, $946,423 of provisions for loan losses on our member loans held for investment, and the net positive effect of changes in operating assets and liabilities. Similarly, non-cash charges that most significantly offset our net loss of $7,010,695 in the year ended March 31, 2008 were: $373,624 of provisions for loan losses on our member loans held for investment, non-cash compensation expenses for options and warrants of $318,993, and the net positive effect of changes in operating assets and liabilities.
Net cash used in investing activities for the years ended March 31, 2009 and 2008, was $13,180,280 and $7,256,292, respectively. However, after removing activity related to the Notes, which activity was almost completely offset by corresponding activity related to the CM Loans reflected in our cash flow from financing activities, the remaining amounts for the years ended March 31, 2009 and 2008, were $4,532,441 and $7,256,292 respectively. These remaining amounts in both years were primarily activities related to our member loans held for investment.
Net cash used in financing activities for the years ended March 31, 2009 and 2008, was $29,855,942 and $18,641,842, respectively. However, after removing activity related to the Notes, which activity was almost completely offset by corresponding activity related to our CM Loans reflected in our cash flows from investing activities, the remaining amounts for the years ended March 31, 2009 and 2008, were $20,282,054 and $18,641,842, respectively. Cash provided by financing activities, after removing activity related to the Notes, consisted primarily of proceeds from the issuance of our convertible preferred stock issuances of loans payable, convertible notes, and common stock.
In October 2007, we entered into a loan and security agreement with SVB that allows for borrowings of up to $3,000,000 for working capital needs (the “growth capital term loan”). In October 2008, we entered into an amendment to the agreement to increase the amount of the borrowing available under the growth capital term loan to $4,000,000. The loan is secured by substantially all of our assets except our intellectual property rights and payments received on CM Loans. The interest rate is fixed at 8.5% per annum. Each advance is repayable in 36 equal monthly installments of principal and interest commencing the first day of the month following the advance.

In connection with the growth capital term loan, we issued SVB a fully vested warrant to purchase 98,592 shares of Series A convertible preferred stock at $1.065 per share. SVB also received the right to invest up to $500,000 in our next round of equity financing on the same terms offered to other investors. The growth capital term loan also requires us to maintain a certificate of deposit of $150,000 with SVB until repayment. This amount is included in restricted cash in the accompanying balance sheets.
In December 2008, we drew down the remaining $1,000,000 of available credit under the growth capital term loan and issued SVB a fully vested warrant to purchase 28,170 shares of Series A convertible preferred stock at $1.065 per share. At March 31, 2009, the growth capital term loan was fully drawn.
In February 2008, we entered into a loan and security agreement with Gold Hill that provides for financing of up to $5,000,000 for us to fund member loans on the platform (the “financing term loan”). The financing term loan was originally available for advances through June 30, 2008, but was subsequently amended in October 2008 to allow availability through December 31, 2008. The interest rate is fixed at 10.0% per annum. The agreement requires that proceeds received from borrower member payments on member loans funded by us be used to pay down the financing term loan. The financing term loan is secured by substantially all of our assets except our intellectual property rights and payments received on the CM Loans. The financing term loan requires us to maintain a certificate of deposit with SVB of $250,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets.
In February and March 2008, we received advances totaling $3,600,000 under the financing term loan. During the year ended March 31, 2009, we drew down the remaining $1,400,000 available under the financing term loan and issued Gold Hill fully vested warrants to purchase 39,436 shares of Series A convertible preferred stock at $1.065 per share. In connection with the financing term loan, from inception through March 31, 2009, we issued Gold Hill fully vested warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at $1.065 per share. The lender also received the right to invest up to $500,000 in our next round of equity financing on the same terms offered to other investors. At March 31, 2009, the financing term loan was fully drawn.
On October 7, 2008, we entered into amendments to the growth capital term loan and financing term loan. These amendments became effective as of October 10, 2008, the date of effectiveness of our Registration Statement, whereby the lenders waived certain past covenant violations by us and consented to our new operating structure. In connection with the amendments to the financing term loan, we issued Gold Hill a fully vested warrant to purchase 37,558 shares of Series A convertible preferred stock at an exercise price of $1.065 per share.
During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,704,694 (the “private placement notes”). Each note is repayable over three years and bears interest at the rate of 12% per annum. We are using the proceeds of the private placement notes to fund member loans on the platform. In connection with the origination of the private placement notes, we issued the investors fully vested warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock at an exercise price of $1.065 per share.
In January 2008, we issued subordinated convertible promissory notes to two venture capital stockholders, with principal amounts of $500,000 each, under the terms of a note and warrant purchase agreement (the “convertible notes”). The convertible notes bear interest at the rate of 8% per annum, and principal and interest are due in full on January 24, 2010, unless an equity financing with total proceeds of at least $3,000,000 occurs first. Should such an equity financing occur, the principal balance and accrued interest of the convertible notes will automatically convert into equity securities at the same price and on the same terms offered to other investors.
On September 29, 2008, the venture capital stockholders converted the convertible notes, which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575 into shares of Series A convertible preferred stock at a purchase price of $1.065 per share. We issued 495,106 shares of Series A convertible preferred stock for principal and interest to each venture capital stockholder for an aggregate of 990,212 shares. Additionally, in connection with the issuance of the convertible notes, we issued the venture capital stockholders warrants to purchase an aggregate of 234,742 shares of Series A convertible preferred stock at $1.065 per share.
We used the proceeds from borrowings under the growth capital term loan, the private placement notes and the convertible notes primarily to fund member loans ourselves to ensure a sufficient level of funding for borrowing requests. From April 7, 2008 until October 13, 2008 all member loans funded on the platform were funded and held only by LendingClub. Through our participation in funding loans ourselves on the platform, as of March 31, 2009, we had funded approximately $15.0 million in member loans. We expect that we will continue to fund member loans ourselves for the foreseeable future, although there can be no assurance that we will do so or if we do, what level of funding we will be able to provide.

Following our March 31, 2009 fiscal year end, on May 18, 2009, we entered into a new secured loan facility with SVB and Gold Hill and amended the prior growth capital term loan and financing term loan to accommodate the new borrowing. This May 2009 term loan allows us to borrow up to $4,000,000 at an interest rate of 10.0% per annum. We also paid a commitment fee of $20,000 and $9,850 of the lenders’ expenses in connection with the facility. The borrowings are to be used to fund member loans. The borrowings are secured by a blanket lien on substantially all of our assets, except our intellectual property rights, certain deposit accounts and payments received on CM Loans. The lenders also received the right to invest up to $500,000 each in our next round of equity financing on the same terms offered to other investors. Additionally, the May 2009 loan facility requires us to deposit with SVB a certificate of deposit in the amount of $300,000 until repayment. On a monthly basis, we have also agreed to maintain a minimum ratio of (i) the sum of the certificate of deposit collateral and the outstanding balance of member loans funded with the borrowing which are current in their payment status to (ii) outstanding balance under the loan facility of 1.05:1. In the event this minimum collateral ratio is less than 1.05:1, we must increase the certificate of deposit to meet the minimum collateral ratio. In connection with this loan facility, we issued a fully vested warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share to SVB, and we issued a fully vested warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share to Gold Hill.
In addition to our debt financings described above, we have raised capital through the sale of our common and preferred equity. During the year ended March 31, 2009, we raised $5,386,893, net of issuance costs, from the sale of 5,112,672 shares of our Series A convertible preferred stock, $1,054,575 from the conversion of principal and interest on our convertible notes into 990,212 shares of our Series A convertible preferred stock, and $11,897,738, net of issuance costs, from the sale of 16,036,346 shares of our Series B convertible preferred stock. During the year ended March 31, 2008, we raised $9,925,001, net of issuance costs, from the sale of 9,445,401 shares of our Series A convertible preferred stock and $1,499,265 from the sale of 2,216,500 shares of our common stock.
We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future as we grow our online platform. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to continue to fund member loans on the platform we will hold for investment. To date, we have funded our cash requirements with proceeds from our debt issuances and the sale of equity securities. At March 31, 2009, we had $11,998,541 in cash and cash equivalents. We primarily invest our cash in interest bearing money market funds.
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
Income Taxes
We incurred a tax provision for the years ended March 31, 2009 and 2008, of $1,050 and $800, respectively. As of March 31, 2009 we had federal and state net operating loss carryforwards of $16,546,249 and $16,214,569, respectively. As of March 31, 2009, we also had federal and state research and development tax credit carryforwards of $234,789 and $213,728, respectively.
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
Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Effect of the New Lending Platform Structure
On October 13, 2008, we implemented our new operating structure and began issuing the Notes. The change in our operation of the platform, as well as our adoption of certain new accounting pronouncements, had a significant effect on our financial statements and results of operations for periods following October 13, 2008. Summarized below are the material changes to our operations on the platform. Because the Notes are a novel financing structure, we will continue to evaluate the effect the changes this shift in our operations will have on our financial condition, results of operations and cash flows.
For member loans that we fund ourselves and hold for investment, we provide a loan loss allowance in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), and SFAS 5. The loan loss allowance is a valuation allowance established to provide for estimated credit losses in the portfolio of member loans held for investment at the balance sheet date.
The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of potential credit losses inherent in the portfolio of member loans that we fund ourselves and hold for investment and is based on a variety of factors, including the composition and quality of the member loan portfolio, delinquency levels and trends, probable expected losses for the next twelve months, current and historical charge-off and loss experience, current industry charge-off and loss experience, the condition of the market, the interest rate climate and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex and requires judgment by management about the effect of matters that are inherently uncertain.
A member loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Our loan portfolio is comprised primarily of small groups of homogeneous, unsecured member loans, which member loans are evaluated for impairment at least every 150 days based on their payment status and information gathered through our collections efforts. Our estimate of the required allowance for loan losses is developed by estimating both the rate of default of the member loans within each FICO band and a member loan’s collection status and the amount of probable loss in the event of default. The rate of default is assigned to the member loans based on their attributes, including borrower member FICO score and collection status. Loan losses are charged against the allowance when management believes the loss is confirmed. We make an initial assessment of whether a specific reserve is required on each delinquent member loan no later than the 150th day of delinquency of that member loan.
In conjunction with our new operating structure effective as of October 13, 2008, for Notes, we adopted the provisions of SFAS 159 which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. Since October 13, 2008, we have applied the provisions of SFAS 159 to the CM Loans and Notes issued under the Registration Statement. In accordance with SFAS 159, we disclose for each period for which an interim or annual income statement is presented the estimated amount of gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the gains or losses attributed to changes in instrument-specific credit risk were determined. We do not record a specific allowance account related to CM Loans and Notes in which we have elected the fair value option, but rather, estimate the fair value of CM Loans and Notes using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the CM Loans and Notes and the amount of loss in the event of default using methodologies similar to those used on our member loans held for investment.
As the provisions of SFAS 159 were not applied to eligible items existing before October 13, 2008, adoption of SFAS 159 did not result in a cumulative-effect adjustment to our opening balance accumulated deficit. In applying the provisions of SFAS 159, we report the aggregate fair value of the CM Loans and Notes as separate line items in the assets and liabilities sections of our balance sheet using the methods described in Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) and our financial statements.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in fair value of the CM Loans and Notes subject to the provisions of SFAS 159 are recognized in earnings, and fees and costs associated with the origination or acquisition of CM Loans are recognized as incurred rather than deferred.
We determine the fair value of the CM Loans and Notes in accordance with the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As observable market prices are not available for similar assets and liabilities, we believe the CM Loans and Notes should be considered Level 3 financial instruments under SFAS 157. For CM Loans and Notes, the fair value is expected to be estimated using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the CM Loans and Notes and the amount of loss in the event of default. Our obligation to pay principal and interest on any Note is equal to the loan payments, if any, we receive on the CM Loan, net of our 1.00% service charge. As such, the fair value of the Notes is approximately equal to the fair value of the CM Loan, adjusted for the 1.00% service charge. Any unrealized gains or losses on the CM Loans and Notes for which the fair value option has been elected will be reported separately in earnings. The effective interest rate associated with the Notes will be less than the interest rate earned on the CM Loans due to the 1.00% service charge. Accordingly, as market interest rates fluctuate, the resulting change in fair value of the fixed rate CM Loans and fixed rate Notes will not be the same.

We also disclose the difference between the aggregate fair value and the aggregate unpaid principal balance of CM Loans and Notes for which the fair value option has been adopted. In addition, we disclose the aggregate fair value of CM Loans past due by 90 days or more and the fair value of CM Loans in nonaccrual status as well as the difference between the aggregate fair value and aggregate unpaid principal balance for CM Loans that are 90 days or more past due and/or in nonaccrual status. For CM Loans, we disclose the estimated amount of gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the gains or losses attributable to changes in instrument-specific credit risk were determined. For Notes with fair values that have been significantly affected during the reporting period by changes in the instrument-specific credit risk, we will disclose the estimated amount of gains and losses from fair value changes included in earnings that are attributable to changes in the instrument-specific credit risk, the qualitative information about the reasons for those changes and how the gains and losses attributable to changes in instrument-specific credit risk were determined.
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
In the footnotes to our financial statements, we reflect all significant terms of the Notes, including their lack of recourse to us. As we receive scheduled payments of principal and interest on the CM Loans we will in turn make principal and interest payments on the Notes. These principal payments will reduce the carrying value of the CM Loans and Notes. If we do not receive payments on the CM Loan, we are not obligated to and will not make payments on the Notes. The fair value of the Notes is approximately equal to the fair value of the member loan, less the 1.00% service fee, and because the CM Loans and Notes are linked, any estimates or changes in estimates that we apply to the Notes must also be contemporaneously and similarly applied to the CM Loans. Thus, for example, if the fair value of the CM Loans decreases due to our expectation of both the rate of default of the CM Loans and the amount of loss in the event of default, there will also be a corresponding decrease in the fair value of the linked Notes (an unrealized gain related to the Notes and an unrealized loss related to the member loan). We have performed analyses of how changes in interest rates and defaults would affect our CM Loans and Notes held for investment at fair value and found that within any reasonable range of assumptions that the change in the difference between the CM Loans and Notes under these various assumptions is immaterial. Even under the most unlikely scenarios, the maximum change in the difference between the fair value of the CM Loans and the Notes would be limited to approximately 1% of the Notes for reasons described above.
Consistent with the guidance of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we record interest income on the CM Loans and interest expense on the Notes on the accrual method. In applying the provisions of SFAS 159, we record assets and liabilities measured using the fair value option in a way that separates these reported fair values from the carrying values of similar assets and liabilities measured with a different measurement attribute. We report the aggregate fair value of the CM Loans and Notes as separate line items in the assets and liabilities sections of the balance sheet.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not applicable for smaller reporting companies.
Item 8. Financial Statements and Supplementary Data
The financial statements required by this Item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A(T). Controls and Procedures
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the foregoing, our Chief Executive Officer and Vice President, Finance and Administration, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On March 19, 2009, we filed a Form 8-K describing transactions in connection with our sale of our Series B convertible preferred stock. That Form 8-K contained as exhibits our Series B Preferred Stock Purchase Agreement, dated March 13, 2009 (Exhibit 99.1), Amended and Restated Investor Rights Agreement, dated March 13, 2009 (Exhibit 99.2), Amended and Restated Voting Agreement, dated March 13, 2009 (Exhibit 99.3), and Amended and Restated Right of First Refusal and Co-Sale Agreement, dated March 13, 2009 (Exhibit 99.4). On June 9, 2009, we filed a Form 8-K/A, which incorporated these same exhibits. These exhibits unintentionally omitted the signature pages of Daniel Ciporin. In addition, the schedule of purchasers included in the Series B Preferred Stock Purchase Agreement unintentionally omitted Mr. Ciporin’s name, and the shares of Series B convertible preferred stock purchased by Mr. Ciporin were listed as shares purchased by Canaan VII L.P. Corrected versions of these agreements are filed herewith as Exhibits 10.19 through 10.22; the only changes to these exhibits are the addition of Mr. Ciporin’s signature pages and the corrected schedule of purchasers in the Series B Preferred Stock Purchase Agreement.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Executive Officers, Directors and Key Employees
The following table sets forth information regarding our executive officers, directors and key employees as of May 31, 2008:

Name	Age	Position(s)

Executive Officers and Directors:
Renaud Laplanche	38	Director and Chief Executive Officer
John G. Donovan	48	Chief Operating Officer
Howard Solovei	47	Vice President, Finance and Administration
Jeffrey M. Crowe	52	Director
Daniel T. Ciporin	51	Director
Rebecca Lynn	35	Director
Key Employees:
Soulaiman Htite	36	Vice President, Engineering
Pamela Kramer	48	Chief Marketing Officer
Executive Officers and Directors
Renaud Laplanche
Mr. Laplanche has served as Chief Executive Officer, Founder and Director since January 2007. From September 1999 to June 2005, Mr. Laplanche served as the Founder & CEO of TripleHop Technologies, a VC-backed enterprise software company, whose assets were acquired by Oracle Corporation in June 2005. After the acquisition by Oracle, Mr. Laplanche served as Head of Product Management, Search Technologies, for Oracle Corporation from June 2005 to October 2006. From January 1995 to September 1999 Mr. Laplanche served as an associate at Cleary Gottlieb Steen & Hamilton in their New York and Paris offices. Mr. Laplanche was honored with the HEC “Entrepreneur of the Year” award in 2002 and won the French sailing championship twice, in 1988 and 1990. Mr. Laplanche received a post-graduate DESS-DJCE degree (Tax and Corporate Law) from Université de Montpellier, Montpellier, France and an M.B.A. degree from HEC Business School, Paris, France.

John G. Donovan
Mr. Donovan has served as Chief Operating Officer since January 2007. Mr. Donovan served as a member of our board of directors from August 2007 to March 2009. From January 1988 to February 2005, Mr. Donovan worked for MasterCard Worldwide serving in multiple Vice President positions including Global Marketing (March 1993 to April 1998), Debit Product Development (April 1998 to April 2003) and Credit Product Development (May 2003 to February 2005). From February 2005 to January 2007, Mr. Donovan served as Chief Product Officer and Chief Operating Officer at E4X Inc. He was a Financial Analyst of Corporate Finance at JP Morgan Chase from September 1987 to January 1988. Mr. Donovan received his undergraduate degree in Management and Economics from Long Island University.
Howard Solovei
Mr. Solovei has served as Vice President, Finance and Administration since December 2008. Mr. Solovei brings over 20 years of public and private finance experience, most recently as Chief Financial Officer of Intraop Medical Corporation, a publicly traded medical device manufacturer, from January 2003 to October 2008. Mr. Solovei was responsible for all accounting and finance functions including fundraising, investor relations, Intraop’s transition to a public company in February 2005, SEC reporting, SOX compliance and human resources. Prior to that, Mr. Solovei served as Chief Financial Officer of Phoenix American Inc., where he gained 14 years experience in leasing and equipment finance. At Phoenix, Mr. Solovei was responsible for the management of nearly $1 billion of leased assets, $600 million of bank agreements for the company’s more than 30 partnerships and corporate entities as well as securitized debt offerings of $280 million. Mr. Solovei holds a B.S. degree in Business Administration from the University of California, Berkeley.
Jeffrey M. Crowe
Mr. Crowe has been a member of our board of directors since August 2007. Mr. Crowe was CEO-in-residence with Norwest Venture Partners from January 2002 to December 2003, joined the firm as a Venture Partner in January 2004 and became a General Partner in January 2005. He focuses on seed and mid stage investments in software, internet and consumer arenas. Mr. Crowe also currently serves on the board of deCarta, Evincii, Jigsaw, Nano-Tex, Turn and Tuvox. Mr. Crowe is also actively involved with Cast Iron Systems. From December 1999 to April 2001, Mr. Crowe served as President, Chief Operating Officer and Director of DoveBid, Inc., a privately held business auction firm. From May 1990 to November 1999, Mr. Crowe served as Chief Executive Officer of Edify Corporation, a publicly traded enterprise software company. Mr. Crowe holds an M.B.A. degree from Stanford Graduate School of Business, where he was an Arjay Miller Scholar, and a B.A. degree in History from Dartmouth College.
Daniel T. Ciporin
Mr. Ciporin has been a member of our board of directors since August 2007. Mr. Ciporin joined Canaan Partners in March 2007 as a Venture Partner specializing in digital media and communications investments. From January 1999 to June 2005 Mr. Ciporin served as Chairman and Chief Executive Officer of Shopping.com, a publicly traded online comparison shopping service. From March 2006 to March 2007, Mr. Ciporin served as Chairman of the Internet Lab, a U.S.-Israeli incubator for early-stage consumer internet startups. From June 1997 to January 1999, Ciporin served as Senior Vice President of MasterCard International, where he managed global debit services. Mr. Ciporin is also a member of the board of directors of Corel Corporation, a computer software company, Primedia Inc., a target media company, and VistaPrint Limited, a graphic design and printed products company. Mr. Ciporin earned his A.B. degree from Princeton University’s Woodrow Wilson School of Public and International Affairs and his M.B.A. degree from Yale University.
Rebecca Lynn
Ms. Lynn has been a member of our board of directors since March 2009. Ms. Lynn joined Morgenthaler Ventures in 2007 and became a Principal of Morgenthaler Ventures in 2008. She focuses on early-stage investments in mobile, health 2.0, internet services and financial services companies. She also serves on the boards of OpinMind and Autonet. Ms. Lynn began her career at Procter and Gamble’s corporate headquarters where she worked in international new product market entry. She spent time in both Cincinnati and Mexico City developing new products for the market and launching a new category in Latin America. She then joined NextCard and spent four years at the company. At NextCard, she led product development efforts and later served as the Vice President of Marketing. After NextCard, from 2003 to 2007, she ran her own consulting business, Marengo Marketing, focusing on online marketing for financial services and affiliate marketing. Ms. Lynn holds a J.D./M.B.A. degree from the Haas School of Business and U.C. Berkeley School of Law at the University of California at Berkeley and a B.S. degree in chemical engineering from the University of Missouri.

Key Employees
Soulaiman Htite
Mr. Htite has served as our Vice President of Technology since February 2007. From September 2001 to February 2007, Mr. Htite served as Senior Development Manager for Oracle Corporation, a world leader in enterprise software systems, where he began in April 1997. Mr. Htite successfully completed various research and development projects for Oracle’s Server Technologies group centered on real-time collaboration, automated diagnosability, multi-tenancy and online services high availability. During his employment with Oracle, Mr. Htite also served as an architecture consultant for several high profile customers. Mr. Htite received both his Bachelors and Masters Degrees in Computer Networking and Software Engineering from the University of Montreal.
Pamela Kramer
Ms. Kramer has served as our Chief Marketing Officer since March 2009. Ms. Kramer previously served as Chief Marketing Officer of MarketTools, Inc. in San Francisco, CA, from September 2005 to March 2009. Ms. Kramer was responsible for all marketing functions, including corporate marketing, public relations, branding, advertising, and online presence. Prior to that, Ms. Kramer served as the Chief Marketing Officer of E*TRADE Financial Corporation where she gained nine years of experience in marketing and product management from September 1995 to June 2004. Ms Kramer holds a B.A .degree in English Literature from the University at Buffalo and an M.A. degree in East Asian Studies from Cornell University.
Board Composition and Election of Directors
Our board of directors currently consists of five members, all of whom were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of our stockholders. The board composition provisions of our voting rights agreement will continue following the date hereof. Holders of the Notes offered through the LendingClub platform have no ability to elect or influence our directors or approve significant LendingClub corporate transactions, such as a merger or other sale of our company or its assets.
There are no family relationships among any of our directors or executive officers.
Director Independence
Because our common stock is not listed on a national securities exchange, we are not required to maintain a board consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors. Our board of directors has not analyzed the independence of our directors under any applicable stock exchange listing standards. Holders of the Notes have no ability to elect or influence our directors.
Board Committees
Nominating Committee and Compensation Committee
We are not a “listed issuer” as defined under Section 10A-3 of the Exchange Act. We are, therefore, not required to have a nominating or compensation committee comprised of independent directors. We currently do not have a standing nominating or compensation committee and accordingly, there are no charters for such committees. We believe that standing committees are not necessary and the directors collectively have the requisite background, experience, and knowledge to fulfill any limited duties and obligations that a nominating committee and a compensation committee may have.
Audit Committee and Audit Committee Financial Expert
We are not a “listed issuer” as defined under Section 10A-3 of the Exchange Act. We are, therefore, not required to have an audit committee comprised of independent directors. We currently do not have an audit committee and accordingly, there is no charter for such committee. The board of directors performs the functions of an audit committee. We believe that our directors collectively have the requisite financial background, experience, and knowledge to fulfill the duties and obligations that an audit committee would have, including overseeing our accounting and financial reporting practices. Therefore, we do not believe that it is necessary at this time to search for a person who would qualify as an audit committee financial expert.

Limitations on Officers’ and Directors’ Liability and Indemnification Agreements
As permitted by Delaware and California law, our amended and restated certificate of incorporation and bylaws contain provisions that limit or eliminate the personal liability of our directors for breaches of duty to the corporation. Our amended and restated certificate of incorporation and bylaws limit the liability of directors to the fullest extent under applicable law. Delaware and California law provide that directors of a corporation will not be personally liable for monetary damages for breaches of their fiduciary duties as directors, except liability for:
•	any breach of the director’s duty of loyalty to us or our stockholders;

•
any act or omission not in good faith, believed to be contrary to the interests of the corporation or its shareholders, involving reckless disregard for the director’s duty, for acts that involve an unexcused pattern of inattention that amounts to an abdication of duty, or that involves intentional misconduct or knowing or culpable violation of law;

•	any unlawful payments related to dividends, unlawful stock repurchases, redemptions, loans, guarantees or other distributions; or

•	any transaction from which the director derived an improper personal benefit.
These limitations do not apply to liabilities arising under federal securities laws and do not affect the availability of equitable remedies, including injunctive relief or rescission.
As permitted by Delaware and California law, our amended and restated certificate of incorporation and bylaws also provide that:
•	we will indemnify our directors and officers to the fullest extent permitted by law;

•	we may indemnify our other employees and other agents to the same extent that we indemnify our officers and directors; and

•
we will advance expenses to our directors and officers in connection with a legal proceeding, and may advance expenses to any employee or agent; provided, however, that such advancement of expenses shall be made only upon receipt of an undertaking by the person to repay all amounts advanced if it should be ultimately determined that the person was not entitled to be indemnified.

The indemnification provisions contained in our amended and restated certificate of incorporation and amended and restated and amended and restated bylaws are not exclusive.
In addition to the indemnification provided for in our amended and restated certificate of incorporation and bylaws, we have entered into indemnification agreements with each of our directors. These agreements require us, among other things, to indemnify such persons for all direct costs of any type or nature, including attorneys’ fees, actually and reasonably incurred by such person in connection with the investigation, defense or appeal of: (1) any proceeding to which such person may be made a party by reason of (i) such person’s service as a director or officer of LendingClub, (ii) any action taken by such person while acting as director, officer, employee or agent of LendingClub, or (iii) such person’s actions while serving at the request of LendingClub as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, and in any such case described above, whether or not serving in any such capacity at the time any liability or expense is or was incurred; or (2) establishing or enforcing a right to indemnification under the agreement.
Under these agreements, LendingClub is not obligated to provide indemnification: (1) on account of any proceeding with respect to (i) remuneration paid to such person in violation of law, (ii) an accounting, disgorgement or repayment of profits made from the purchase or sale by such person of securities of LendingClub against such person pursuant to the provisions of Section 16(b) of the Exchange Act, or other provisions of any federal, state or local statute or rules and regulations thereunder, (iii) conduct that was in bad faith, knowingly fraudulent or deliberately dishonest or constituted willful misconduct (but only to the extent of such specific determination), or (iv) conduct that constitutes a breach of such person’s duty of loyalty or resulting in any personal profit or advantage to which such person is not legally entitled; (2) for any proceedings or claims initiated or brought by such person not by way of defense; (3) for any amounts paid in settlement without LendingClub’s written consent; or (4) if such indemnification would be in violation of any undertaking appearing in and required by the rules and regulations promulgated under the Securities Act, or in any registration statement filed with the SEC. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.
In addition, we maintain a general liability insurance policy that covers certain liabilities of directors and officers of our corporation arising out of claims based on acts or omissions in their capacities as directors or officers.

Item 11. Executive Compensation
Summary Compensation Table
The following table provides information regarding the compensation earned during the years ended March 31, 2009 and 2008 by each of our named executive officers.

				Option	All Other
Name and				Awards	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	($)	Total ($)
Renaud Laplanche	2009	209,167		—		209,167
Chief Executive Officer and Founder	2008	200,000	40,000	—	—	240,000

John G. Donovan	2009	209,167		33,350		242,517
Chief Operating Officer (2)	2008	200,000	35,000	—	—	235,000

Richard G. Castro	2009	117,252	15,000	18,343		150,595
Vice President, Finance & Administration (3)	2008	30,583	—	—	—	30,583

Howard Solovei	2009	32,910	—	—	—	32,910
Vice President, Finance & Administration (4)	2008	—	—	—	—	—

(1)	Calculated in accordance with SFAS No. 123R using the modified prospective transition method without consideration of forfeitures for outstanding options to purchase shares of our common stock.

(2)	Mr. Donovan received an award of 200,000 stock options in the year ended March 31, 2009 with an exercise price of $0.27 per share.

(3)
For the year ended March 31, 2008, reflects salary earned by Mr. Castro from his hire date of January 2008 through March 31, 2008. For the year ended March 31, 2009, reflects salary earned by Mr. Castro from April 1, 2009 through the close of business on January 12, 2009, the effective date of his resignation. Mr. Castro received an award of 110,000 stock options in the year ended March 31, 2009 with an exercise price of $0.27 per share.

(4)	For the year ended March 31, 2009, reflects salary earned by Mr. Solovei from his hire date of December 2008 through March 31, 2009.
We entered into an employment agreement with Mr. Laplanche, our Chief Executive Officer and Founder and Director, in August 2007. Mr. Laplanche receives a current base salary of $200,000 per year and is eligible to receive an annual performance bonus. Mr. Laplanche has a target bonus opportunity of 20% of his base salary, assuming achievement of a series of mutually agreed upon performance milestones set each fiscal year. The amount of Mr. Laplanche’s bonus, if any, shall be determined by the board of directors in its sole discretion. The employment agreement also entitles Mr. Laplanche to receive all customary and usual fringe benefits available to our employees.
We entered into an employment agreement with Mr. Donovan, our Chief Operating Officer, in December 2006. Mr. Donovan receives a current base salary of $200,000 per year. Mr. Donovan’s employment agreement also provided for an initial stock option grant, as discussed below under “Outstanding Equity Awards at March 31, 2009.” In August 2007, we entered into an agreement with Mr. Donovan providing for accelerated vesting of his outstanding stock option awards in connection with certain termination or change-in-control events, as described below under “Post-Employment Compensation.”

We did not have an employment agreement with Mr. Castro. Mr. Castro’s base salary prior to his resignation effective January 12, 2009 was $140,000 per year. We do not have an employment agreement with Mr. Solovei. Mr. Solovei’s current base salary is $170,000 per year.
We have granted equity awards primarily through our 2007 Stock Incentive Plan (the “2007 plan”), which was adopted by our board of directors and stockholders to permit the grant of stock options to our officers, directors, employees and consultants. The material terms of our 2007 plan are further described under “— Employee Benefit Plans — 2007 Stock Incentive Plan” below. In the year ended March 31, 2009, we awarded 200,000 stock options under our 2007 plan to Mr. Donovan. We did not grant any equity awards to our named executive officers during the year ended March 31, 2008.
All stock options granted to our named executive officers are incentive stock options, to the extent permissible under the Internal Revenue Code, as amended. All equity awards to our employees and directors were granted at no less than the fair market value of our common stock on the date of each award. In the absence of a public trading market for our common stock, our board of directors has determined the fair market value of our common stock in good faith based upon consideration of a number of relevant factors including the status of our development efforts, financial status and market conditions. See “Item 7. Management’s Discussion and Analysis — Significant Accounting Policies and Estimates — Stock-Based Compensation.”
All option grants typically vest over four years, with one quarter of the shares subject to the stock option vesting on the one year anniversary of the vesting commencement date and the remaining shares vesting in equal quarterly installments thereafter over three years. All options have a ten-year term. Additional information regarding accelerated vesting upon or following a change in control is discussed below under “Post Employment Compensation.”
Outstanding Equity Awards at March 31, 2009
The following table sets forth certain information regarding outstanding equity awards granted to our executive officers that remain outstanding as of March 31, 2009. All of the options in this table are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase until the options are fully vested.

Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised
	Options (#)		Options (#)	Option	Option Expiration
Name	Exercisable		Unexercisable	Exercise Price	Date

John G. Donovan	416,000	(1)	—	$0.27	February 19, 2017
	200,000	(2)	—	$0.27	August 3, 2018

(1)	25% of the these options vested on January 1, 2008, with the remainder vesting ratably over the following 12 calendar quarters.

(2)	25% of the these options vest on July 22, 2009, with the remainder vesting ratably over the following 12 calendar quarters.
Post-Employment Compensation
Mr. Laplanche, our Chief Executive Officer, and Mr. Donovan, our Chief Operating Officer, are entitled to certain severance and change in control benefits.
Mr. Laplanche’s employment agreement provides that in the event his employment is terminated by LendingClub for reasons other than for cause or in the event Mr. Laplanche resigns his employment for good reason, Mr. Laplanche will be provided a severance package with continuation of salary and benefits and, at the discretion of the board of directors, prorated bonus to the target level, for a period of six months after the date of termination, subject to set off in the event Mr. Laplanche obtains other employment during such severance period. In addition, under the stock restriction agreement entered into between Mr. Laplanche and LendingClub on August 21, 2007 (described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”), upon Mr. Laplanche’s termination for reasons other than for cause or resignation for good reason, Mr. Laplanche is entitled to vesting acceleration of his unvested shares of stock as to the lesser of all unvested shares of stock or 25% of the shares held by Mr. Laplanche on the date of the agreement. Under the agreement, Mr. Laplanche is also entitled to vesting acceleration of all of his unvested shares of stock upon his termination for reasons other than for cause or resignation for good reason, if such termination or resignation occurs within twelve months after the consummation of an acquisition or asset transfer event.

Under the terms of a letter agreement entered into with Mr. Donovan on August 9, 2007, if Mr. Donovan’s employment is terminated without cause or if Mr. Donovan voluntarily terminates his employment for good reason in connection with a) a sale or other disposition of all or substantially all of our assets or b) a merger, consolidation or reorganization of LendingClub in which the holders of majority of the voting power of LendingClub prior to the merger, consolidation or reorganization no longer hold a majority of the voting power of LendingClub subsequent to the merger, consolidation or reorganization, then all of Mr. Donovan’s unvested stock options shall immediately vest. Mr. Donovan’s employment agreement does not provide for continued salary or benefits for any duration following termination of employment.
Regardless of the manner in which a named executive officer’s employment terminates, the named executive officer is entitled to receive amounts earned during his term of employment, including salary and unused vacation pay.
Employee Benefit Plans
2007 Stock Incentive Plan
We adopted the 2007 plan in February 2007. The 2007 plan will terminate upon the earliest to occur of (i) February 2017, (ii) the date on which all shares of common stock available for issuance under the 2007 plan have been issued as fully vested shares of common stock, and (iii) the termination of all outstanding stock options granted pursuant to the 2007 plan. The 2007 plan provides for the grant of the following:
•	incentive stock options under the federal tax laws (“ISOs”), which may be granted solely to our employees, including officers; and

•	nonstatutory stock options (“NSOs”), stock bonus awards, and restricted stock awards, which may be granted to our directors, consultants or employees, including officers.
Share Reserve
As of the date hereof, an aggregate of 6,548,000 shares of our common stock are authorized for issuance under our 2007 plan. Shares of our common stock subject to options and other stock awards that have expired or otherwise terminate under the 2007 plan without having been exercised in full again will become available for grant under the plan. Shares of our common stock issued under the 2007 plan may include previously unissued shares or reacquired shares bought on the market or otherwise.
Administration
The 2007 plan is administered by our board of directors, which may in turn delegate authority to administer the plan to a committee (the “Administrator”). Subject to the terms of the 2007 plan, our board of directors or its authorized committee determines recipients, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting. Subject to the limitations set forth below, our board of directors or its authorized committee will also determine the exercise price of options granted under the 2007 plan.
Stock Options
Stock options will be granted pursuant to stock option agreements. Generally, the exercise price for an option cannot be less than 100% of the fair market value of the common stock subject to the option on the date of grant. Options granted under the 2007 plan will vest at the rate specified in the option agreement. A stock option agreement may provide for early exercise, prior to vesting. Unvested shares of our common stock issued in connection with an early exercise may be repurchased by us. In general, the term of stock options granted under the 2007 plan may not exceed ten years. Unless the terms of an optionholder’s stock option agreement provide for earlier or later termination, if an optionholder’s service relationship with us, or any affiliate of ours, ceases due to disability or death, the optionholder, or his or her beneficiary, may exercise any vested options for up to 12 months, after the date the service relationship ends, unless the terms of the stock option agreement provide for earlier termination. If an optionholder’s service relationship with us, or any affiliate of ours, ceases without cause for any reason other than disability or death, the optionholder may exercise any vested options for up to three months after the date the service relationship ends, unless the terms of the stock option agreement provide for a longer or shorter period to exercise the option.

Acceptable forms of consideration for the purchase of our common stock under the 2007 plan, to be determined at the discretion of our board of directors at the time of grant, include (i) cash or (ii) the tendering of other shares of common stock or the attestation to the ownership of shares of common stock that otherwise would be tendered to LendingClub in exchange for LendingClub’s reducing the number of shares necessary for payment in full of the option price for the shares so purchased (provided that the shares tendered or attested to in exchange for the shares issued under the 2007 plan may not be shares of restricted stock at the time they are tendered or attested to), or (iii) any combination of (i) and (ii) above.
Generally, an optionholder may not transfer a stock option other than by will or the laws of descent and distribution or a domestic relations order. However, an optionholder may designate a beneficiary who may exercise the option following the optionholder’s death.
Limitations
The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000. The options or portions of options that exceed this limit are treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power unless the following conditions are satisfied:
•	the option exercise price must be at least 110% of the fair market value of the stock subject to the option on the date of grant; and

•	the term of any ISO award must not exceed five years from the date of grant.
Restricted Stock Awards
Restricted stock awards will be granted pursuant to restricted stock purchase agreements. LendingClub shall have the right to repurchase any or all of the shares of restricted stock within such period of time and for such purchase price and upon such terms and conditions as may be specified in the restricted stock purchase agreements. Rights to acquire shares of our common stock under a restricted stock award are not transferable until the end of the applicable period of restriction. The Administrator, in its sole discretion, may impose such other restrictions on shares of restricted stock as it may deem advisable or appropriate.
Other Stock-Based Awards
The Administrator shall have the right to grant other awards based upon the common stock having such terms and conditions as the Administrator may determine, including without limitation the grant of shares based upon certain conditions, the grant of securities convertible into shares, the grant of performance units or performance shares and the grant of stock appreciation rights.
Option Grants to Outside Directors
Options may be granted to outside directors in accordance with the policies established from time to time by the board of directors specifying the number of shares (if any) to be subject to each award and the time(s) at which such awards shall be granted. All options granted to outside directors shall be NSOs and, except as otherwise provided, shall be subject to the terms and conditions of the 2007 plan.
As of the date hereof, we have not granted any options to our outside directors.
Adjustments
In the event that there is a specified type of change in our capital structure not involving the receipt of consideration by us, such as a stock split or stock dividend, the number of shares reserved under the 2007 plan and the maximum number and class of shares issuable to an individual in the aggregate, and the exercise price or strike price, if applicable, of all outstanding stock awards will be appropriately adjusted.
Dissolution or Liquidation
In the event of a proposed dissolution or liquidation of LendingClub, the Administrator shall provide written notice to each participant at least 20 days prior to the effective date of such proposed transaction. To the extent it has not been previously exercised, an award will terminate immediately prior to the consummation of such proposed action. The Administrator may specify the effect of a liquidation or dissolution on any award of restricted stock or other award at the time of grant of such award.

Reorganization
(a) Upon the occurrence of a Reorganization Event (as defined below), subject to subsection (b) below, each outstanding option shall be assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of the successor corporation.
(b) In the event that the successor corporation does not assume the option or an equivalent option is not substituted, then the Administrator shall, upon written or electronic notice to each Participant, provide that one of the following will occur, (i) all options must be exercised (either to the extent then exercisable or, at the discretion of the Administrator upon a change of control of LendingClub, all options being made fully exercisable for purposes of this clause (i)) as of a specified time prior to the Reorganization Event and will thereafter terminate immediately prior to consummation of such Reorganization Event except to the extent exercised by the participants prior to the consummation of such Reorganization Event; or (ii) all outstanding options will terminate upon consummation of such Reorganization Event and each participant will receive, in exchange therefore, a cash payment equal to the amount (if any) by which (x) the Acquisition Price (as defined in the 2007 plan) multiplied by the number of shares of common stock subject to such outstanding options (which may, in the Administrator’s discretion, be limited to options then exercisable or include options then not exercisable), exceeds (y) the aggregate exercise price of such options.
(c) For the purposes of Reorganization, the option shall be considered assumed if, following consummation of the Reorganization Event, the option confers the right to purchase or receive, for each share of optioned stock subject to the option immediately prior to the Reorganization Event, the consideration (whether stock, cash, or other securities or property) received in the Reorganization Event by holders of the common stock for each share held immediately prior to the consummation of the Reorganization Event (and if holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding shares). If such consideration received in the Reorganization Event is not solely common stock of the successor corporation or a parent or subsidiary thereof, then the Administrator may, with the consent of the successor corporation, provide for the consideration to be received upon the exercise of the option for each share of the optioned sock subject to the option to be solely common stock of the successor corporation or a parent or subsidiary thereof equal in fair market value to the per share consideration received by holders of common stock in the Reorganization Event, and in such case such options shall be considered assumed for the purposes of a Reorganization.
A “Reorganization Event” is defined as (i) a merger or consolidation of LendingClub with or into another entity, as a result of which all of our common stock is converted into or exchanged for the right to receive cash, securities or other property or (ii) any exchange of all of our common stock for cash, securities or other property pursuant to a share exchange transaction.
401(k) Plan
We maintain through our payroll and benefits service provider, a defined contribution employee retirement plan for our employees. The plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code, as amended, so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. The 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit, which is $16,500 for calendar 2009. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2008 may be up to an additional $5,500 above the statutory limit. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. LendingClub’s 401(k) plan does not provide for matching employee contributions.
Director Compensation
During the year ended March 31, 2009, none of our directors received any compensation for service as a member of our board of directors. Non-employee directors are reimbursed for reasonable travel and other expenses incurred in connection with attending our board meetings.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of May 1, 2009, by:
•	each of our directors;

•	each of our named executive officers;

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; and

•	all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after May 1, 2009. Except as otherwise indicated in the footnotes to the table below, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.
Percentage ownership calculations are based on 39,997,316 shares of common stock outstanding as of May 1, 2009, assuming the conversion of all of our outstanding convertible preferred stock.
In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of May 1, 2009. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners are in care of LendingClub, 440 North Wolfe Road, Sunnyvale, CA 94085.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage

Officers and Directors
Dan Ciporin (1)	10,160,880	25.3%
Jeffrey M. Crowe (2)	10,164,234	25.3%
Rebecca Lynn (3)	9,354,536	23.4%
Renaud Laplanche (4)	4,355,000	10.9%
John G. Donovan	234,000	*
Howard Solovei	—	—

All directors and executive officers as a group (six persons)	34,268,650	85.1%

(1)
Includes (a) 164,103 shares of convertible preferred stock and warrants exercisable for 28,168 shares of common stock held by Mr. Ciporin and (b) 9,851,238 shares of convertible preferred stock and warrants exercisable for 117,371 shares of common stock held by Canaan VII L.P. Mr. Ciporin is a Venture Partner with Canaan Partners, which is affiliated with Canaan VII L.P., and disclaims beneficial ownership of such shares held by Canaan VII L.P. except to the extent of his pecuniary interest therein.

(2)
Includes 10,046,863 shares of convertible preferred stock and warrants exercisable for 117,371 shares of common stock held by Norwest Venture Partners X, LP. Mr. Crowe is a General Partner with Norwest Venture Partners, which is affiliated with Norwest Venture Partners X, LP, and disclaims ownership of such shares held by Norwest Venture Partners X, LP except to the extent of his pecuniary interest therein.

(3)
Includes 9,354,536 shares of convertible preferred stock held by Morgenthaler Venture Partners IX, L.P. Ms. Lynn is a Principal of Morgenthaler Ventures, an affiliate of Morgenthaler Venture Partners IX, L.P.

(4)
Mr. Laplanche’s 4,355,000 shares of common stock are subject to a stock restriction agreement entered into between the Company and Mr. Laplanche on August 21, 2007. In accordance with this agreement, these shares vested as to 1,088,750 shares on the date of the agreement, and the remainder vests monthly over 36 months. As of May 1, 2009, 2,854,479 shares were vested. The unvested portion of the award is subject to a repurchase option, under which the Company has an option to repurchase the shares in the event of Mr. Laplanche’s termination at a price of $0.01 per share.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage

5% Stockholders
Norwest Venture Partners X, LP (1)	10,164,234	25.3%
Canaan VII L.P. (2)	10,014,300	25.0%
Morgenthaler Venture Partners IX, L.P.	9,354,536	23.4%
Renaud Laplanche	4,355,000	10.9%

(1)
Includes warrants exercisable for 117,371 shares of common stock. The general partner of Norwest Venture Partners X, LP is Genesis VC Partners X LLC. The managing members of Genesis VC Partners X, LLC are Promod Haque and George Still. Each of these individuals exercises shared voting and investment power over the shares held of record by Norwest Venture Partners X, LP and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Norwest Venture Partners X, LP is 525 University Avenue, Suite 800, Palo Alto, CA 94301-1922.

(2)
Includes warrants exercisable for 117,371 shares of common stock. The general partner of Canaan VII L.P. is Canaan Partners VII LLC. The managers of Canaan Partners VII LLC are Brenton K. Ahrens, John V. Balen, Wende S. Hutton, Maha S. Ibrahim, Deepak Kamra, Gregory Kopchinsky, Seth A. Rudnick, Guy M. Russo and Eric A. Young. Each of these individuals exercises shared voting and investment power over the shares held of record by Canaan VII L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Canaan VII L.P. is 285 Riverside Avenue, Suite 250, Westport, CT 06880.

(3)
The general partner of Morgenthaler Venture Partners IX, L.P. is Morgenthaler Management Partners IX, LLC. The managing members of Morgenthaler Management Partners IX, LLC are Robert C. Bellas, James W. Broderick, Ralph E. Christoffersen, Andrew S. Lanza, Theodore A. Laufik, Gary R. Little, Robert D. Pavey and Henry A. Plain. Each of these individuals exercises shared voting and investment power over the shares held of record by Morgenthaler Venture Partners IX, L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Morgenthaler Venture Partners IX, L.P. is 2710 Sand Hill Road, Suite 100, Menlo Park, CA 94025.

The following table sets forth information, as of March 31, 2009, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

	Number of shares of	Weighted average	Number of shares of
	common stock to be	exercise price of	common stock remaining
	issued upon exercise of	outstanding	available for future
	outstanding options,	options, warrants	issuance under equity
Plan Category	warrants and rights	and rights	compensation plans

Equity compensation plans approved by stockholders:
LendingClub Corporation 2007 Stock Incentive Plan, as amended	1,878,550	$0.27	4,638,765
All stockholder approved plans	1,878,550	$0.27	4,638,765

Equity compensation plans not approved by stockholders:
None	N/A	N/A	N/A
All non-stockholder approved plans	N/A	N/A	N/A

Total	1,878,550	$0.27	4,638,765

The information set forth in Note 13 to the Notes to Financial Statements below under the caption “Stock-Based Compensation” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Since our inception, we have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates and immediate family members of our directors, executive officers and 5% stockholders. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.
LendingClub Platform Participation
Our Chief Executive Officer, Renaud Laplanche, purchased $435,650 in member loans through the LendingClub platform during the period in which we allowed lender members to purchase assignments of member loans directly. Under our new structure, Mr. Laplanche has purchased $281,125 in Notes to provide full funding for the related member loan listings and improve the platform experience for our borrower members. In respect of these Notes, as of June 10, 2009 Mr. Laplanche had received principal payments of $12,982.48 and interest payments of $3,362.95. These Notes had an average nominal interest rate of 12.80%. Mr. Laplanche’s purchases were made on terms and conditions that were not more favorable than those obtained by other lender members.
To test the operation of the platform, our Chief Executive Officer and Chief Operations Officer both received member loans during the beta testing phase of our platform. Such member loans were on the same terms as the terms generally available to other borrower members, and these member loans have already been repaid. No director or officer of LendingClub has received a member loan since this time. Our corporate policies now prohibit directors and executive officers from receiving member loans through our platform.
Financing Arrangements with Directors or Executive Officers
Beginning in October 2006 through various dates during the year ended March 31, 2008, the Company received advances from Mr. Laplanche that provided a total of $240,712 in working capital at no interest. The Company borrowed the money in a series of draws, and the amount received from Mr. Laplanche was $35,774 as of March 31, 2007, and all subsequent advances were repaid as of March 31, 2008. Similarly, in February 2009 Mr. Laplanche advanced a total of $195,000 to the Company for working capital purposes at no interest. The balance was fully repaid in March 2009.
In the year ended March 31, 2009, we issued a series of promissory notes to accredited investors, that are repayable over three years and bear interest at the rate of 12% per annum. One of our directors, Daniel T. Ciporin, purchased promissory notes in the aggregate amount of $250,000. In consideration of his purchase of those promissory notes, Mr. Ciporin also received warrants to purchase 28,168 shares of our convertible preferred stock.
Financing Arrangements with Significant Stockholders
In August 2007, we issued and sold to investors an aggregate of 9,637,401 shares of Series A convertible preferred stock at a purchase price of $1.065 per share, for aggregate consideration of $10,263,831. On September 29, 2008, we issued and sold 3,802,815 additional shares of Series A convertible preferred stock at a purchase price of $1.065 per share, for aggregate cash consideration of $4,050,000. In December 2008, the Company issued an additional 1,309,857 shares of Series A convertible preferred stock for aggregate cash consideration of $1,395,000.
In January 2008, we issued subordinated convertible promissory notes to Norwest Venture Partners X, LP (“Norwest”) and Canaan VII L.P. (“Canaan”), with principal sums of $500,000 each, under the terms of a note and warrant purchase agreement. The convertible notes were subordinate to our capital loan facility and our credit facility and bore interest at a rate of 8% per annum. Principal and interest were due in full on the maturity date of January 24, 2010, unless an equity financing with total proceeds of at least $3 million occurred prior to such date. If such an equity financing occurred, the principal balance and accrued interest of the notes would automatically convert into equity securities at the same price and under the same terms as those offered to the other equity investors. In connection with our issuance of additional shares of Series A convertible preferred stock on September 29, 2008, we issued 990,212 shares of Series A convertible preferred stock in connection with the conversion of these convertible notes, which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575.
In connection with the convertible note issuances, we also issued warrants to purchase a number of shares of our convertible preferred stock. We issued a warrant to purchase 117,371 shares of our convertible preferred stock to each of Norwest and Canaan, each with an exercise price of $1.065 per share. The warrants will terminate in January 2015.

The warrants contain a net exercise provision under which its holder may, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of our common stock at the time of exercise of the warrant after deduction of the aggregate exercise price. The warrants also provide for the same registration rights that holders of our Series A convertible preferred stock are entitled to receive pursuant to our amended and restated investor rights agreement, as amended. The warrants contain provisions for the adjustment of the exercise price and the aggregate number of shares issuable upon the exercise of the warrants in the event of stock dividends, stock splits, reorganizations, reclassifications and consolidations.
In March 2009, the Company issued 16,036,346 shares of Series B convertible preferred stock for aggregate cash consideration of $11,999,998.
The participants in these convertible preferred stock financings included the following holders of more than 5% of our voting securities or entities affiliated with them. The following table presents the number of shares issued to these related parties in these financings:

	Series A	Series B
Participants	Preferred Stock	Preferred Stock

Norwest Venture Partners X, LP	6,955,200	3,091,663
Canaan VII L.P.	6,850,872	3,046,057
Morgenthaler Venture Partners IX, L.P.	—	9,354,536
In connection with our Series B convertible preferred stock financing, we entered into amended and restated investor rights, voting, and right of first refusal and co-sale agreements containing voting rights, information rights, rights of first refusal and registration rights, among other things, with certain holders of our convertible preferred stock and certain holders of our common stock.
Under the voting rights agreement, the investors in our convertible preferred stock, including Norwest, Canaan and Morgenthaler Venture Partners IX, L.P. (“Morgenthaler”) have each agreed, subject to maintaining certain ownership levels, to exercise their voting rights so as to elect one designee of Norwest, one designee of Canaan and one designee of Morgenthaler to our board of directors, as well as our chief executive officer. Under the terms of the investor rights agreement, the holders of at least 55% of the shares issuable upon conversion of our Series A and Series B convertible preferred stock have the right to demand that we file up to two registration statements so long as the aggregate amount of securities to be sold under a registration statement is at least $10 million. These registration rights are subject to specified conditions and limitations. In addition, if we are eligible to file a registration statement on Form S-3, holders of the shares having registration rights have the right to demand that we file a registration statement on Form S-3 so long as the aggregate amount of securities to be sold under the registration statement on Form S-3 is at least $1,000,000, subject to specified exceptions and conditions and limitations. The investor rights agreement also provides that if we register any our shares for public sale, stockholders with registration rights will have the right to include their shares in the registration statement, subject to specified conditions and limitations
Indemnification Agreements
Our amended and restated certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers. For more information regarding these agreements, see “Item 10. Directors, Executive Officers, and Corporate Governance — Limitations on Officers’ and Directors’ Liability and Indemnification Agreements.”

Item 14. Principal Accounting Fees and Services
The following table presents the aggregate fees billed (or expected to be billed) by Armanino McKenna LLP, our independent registered public accounting firm:

Year Ended
March 31, 2009 (1)
Audit fees (2)	$625,290
Audit-related fees	—
Tax fees	19,833
All other fees	18,725

Total	$663,848

(1)	We did not incur any fees of Armanino McKenna LLP or other independent registered public accounting firm in the year ended March 31, 2008.

(2)
Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

The board of directors approves all audit and non-audit services to be provided by the independent registered public accountants. During the year ended March 31, 2009, all of the services provided by Armanino McKenna LLP were audit services and were pre-approved by the board of directors in accordance with this policy.
PART IV
Item 15. Exhibits and Financial Statement Schedule
See “Index to Financial Statements” below.
Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference.

LendingClub Corporation
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
LendingClub Corporation
Sunnyvale, California
We have audited the accompanying balance sheets of LendingClub Corporation (the “Company”) as of March 31, 2009 and 2008, and the related statements of operations, preferred stock and stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LendingClub Corporation at March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
ARMANINO McKENNA LLP
San Jose, California
June 16, 2009

LendingClub Corporation
Balance Sheets

	March 31,
	2009	2008
ASSETS

Cash and cash equivalents	$11,998,541	$5,605,179
Restricted cash	452,000	410,000
Member loans held for investment, net of allowance for loan losses	9,918,479	6,245,933
CM Loans held for investment, at fair value	8,239,909	—
Other receivables	71,594	10,147
Loan servicing rights, at fair value	56,116	87,719
Prepaid expenses and other assets	63,620	87,352
Property and equipment, net	139,993	172,116
Deposits	146,548	28,250

Total assets	$31,086,800	$12,646,696

LIABILITIES

Accounts payable	$630,452	$403,808
Accrued expenses	424,249	197,568
Notes, at fair value	8,238,597	—
Deferred revenue	56,117	87,719
Loans payable, net of debt discount	9,647,804	5,948,624
Convertible notes payable, net of debt discount	—	687,179

Total liabilities	18,997,219	7,324,898

Commitments and contingencies (see Note 16)
PREFERRED STOCK

Preferred stock, $0.01 par value; 33,200,000 and 10,075,000 shares authorized at March 31, 2009, and March 31, 2008, respectively,
Series A convertible preferred stock, 17,100,000 and 9,637,401 shares designated at March 31, 2009, and March 31, 2008, respectively; 15,740,285 and 9,637,401 shares issued and outstanding at March 31, 2009, and March 31, 2008, respectively; aggregate liquidation preference of $16,763,404 and $10,236,831 at March 31, 2009, and March 31, 2008, respectively.

Series B convertible preferred stock, 16,100,000 and 0 shares designated at March 31, 2009, and March 31, 2008 respectively; 16,036,346 and 0 shares issued and outstanding at March 31, 2009, and March 31, 2008, respectively; aggregate liquidation preference of $11,999,998 and $0 at March 31, 2009 and March 31, 2008, respectively.	28,462,446	10,118,831

Total preferred stock	28,462,446	10,118,831

STOCKHOLDERS’ DEFICIT

Common stock, $0.01 par value; 50,000,000 and 23,725,000 shares authorized at March 31, 2009, and March 31, 2008, respectively; 8,220,685 and 8,190,000 shares issued and outstanding at March 31, 2009, and March 31, 2008, respectively;	82,207	81,900
Additional paid-in capital	3,444,301	2,950,598
Accumulated deficit	(19,899,373)	(7,829,531)

Total stockholders’ deficit	(16,372,865)	(4,797,033)

Total liabilities, preferred stock and stockholders’ deficit	$31,086,800	$12,646,696

The accompanying notes are an integral part of these financial statements.

LendingClub Corporation
Statements of Operations

	For the Years Ended March 31,
	2009	2008
Revenues
Member loans held for investment
Interest income, net	$1,096,548	$448,900
Interest expense	(1,501,621)	(149,792)

Net interest income (loss), member loans held for investment	(405,073)	299,108
Provision for loan losses	(946,423)	(373,624)

Net interest income (loss) after provision for loan losses	(1,351,496)	(74,516)

CM Loans and Notes held for investment at fair value
Interest income/(expense), CM Loans, net	(61,467)	—
Interest (expense)/income, Notes, net	283,579	—

Net interest income/(loss), CM Loans and Notes held for investment at fair value	222,112	—

Amortization of loan servicing rights	46,948	10,747
Other revenue	7,280	350

Total (losses)/revenues	(1,075,156)	(63,419)

Operating expenses
Sales, marketing and customer service	2,351,262	2,279,361
Engineering	1,882,565	1,785,488
General and administrative	6,759,809	2,881,627

Total operating expenses	10,993,636	6,946,476

Loss before provision for income taxes	(12,068,792)	(7,009,895)

Provision for income taxes	1,050	800

Net loss	(12,069,842)	(7,010,695)

Amortization of beneficial conversion feature on convertible preferred stock	156,410	22,344

Net loss attributable to common stockholders	$(11,913,432)	$(6,988,351)

Basic and diluted net loss per share	$(1.45)	$(0.88)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,191,906	7,928,686
The accompanying notes are an integral part of these financial statements.

LendingClub Corporation
Statements of Preferred Stock and Stockholders’ Deficit

					Additional		Total	Total Preferred Stock
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	and Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficit
Balances, March 31, 2007	—	$—	5,973,500	$59,735	$659,335	$(818,836)	$(99,766)	$(99,766)
Issuance of common stock for cash	—	—	2,216,500	22,165	1,477,100	—	1,499,265	1,499,265
Issuance of Series A convertible preferred stock for cash, net of issuance costs of $145,000	9,455,401	9,925,001	—	—	—	—	—	9,925,001
Issuance of Series A convertible preferred stock for consulting services	182,000	193,830	—	—	—	—	—	193,830
Issuance of Series A convertible preferred stock warrants in connection with term loan agreements	—	—	—	—	331,430	—	331,430	331,430
Issuance of Series A convertible preferred stock warrants in connection with convertible loan agreements	—	—	—	—	178,755	—	178,755	178,755
Beneficial conversion feature on issuance of Series A convertible preferred stock warrants in connection with convertible loan agreements	—	—	—	—	178,755	—	178,755	178,755

Stock-based compensation expense related to options granted to employees	—	—	—	—	62,704	—	62,704	62,704
Issuance of common stock options to non-employees for services rendered	—	—	—	—	2,060	—	2,060	2,060
Issuance of warrants to purchase common stock to non-employee for consulting services	—	—	—	—	45,949	—	45,949	45,949
Issuance of warrants to purchase common stock to investor	—	—	—	—	14,510	—	14,510	14,510
Net loss	—	—	—	—	—	(7,010,695)	(7,010,695)	(7,010,695)

Balances, March 31, 2008	9,637,401	10,118,831	8,190,000	81,900	2,950,598	(7,829,531)	(4,797,033)	5,321,798
Stock-based compensation expense related to options granted to employees	—	—	—	—	73,677	—	73,677	73,677
Conversion of notes payable to Series A convertible preferred stock	990,212	1,054,575	—	—	—	—	—	1,054,575
Issuance of Series A convertible preferred stock for cash, net of issuance costs of $58,107	5,112,672	5,386,893	—	—	—	—	—	5,386,893
Issuance of Series A convertible preferred stock warrants in connection with term loan agreements	—	—	—	—	82,227	—	82,227	82,227
Issuance of Series A convertible preferred stock warrants in connection with private placement	—	4,409	—	—	329,271	—	329,271	333,679
Issuance of Series B convertible preferred stock for cash, net of issuance costs of $102,259	16,036,346	11,897,738	—	—	—	—	—	11,897,738
Issuance of common stock upon exercise of options	—	—	30,685	307	8,528	—	8,835	8,835
Net loss	—	—	—	—	—	(12,069,842)	(12,069,842)	(12,069,842)

Balances, March 31, 2009	31,776,631	$28,462,446	8,220,685	$82,207	$3,444,301	$(19,899,373)	$(16,372,865)	$12,089,581

The accompanying notes are an integral part of these financial statements.

LendingClub Corporation
Statements of Cash Flows

	For the Years Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(12,069,842)	$(7,010,695)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	60,302	36,677
Non-cash interest expense	974,398	71,454
Non-cash interest income	(407,865)	—
Stock based compensation expense	73,677	64,704
Expense for preferred stock issued in exchange for consulting services	—	193,830
Expense for warrants issued to non-employee	—	45,949
Expense for warrants issued in exchange for consulting services	—	14,510
Change in fair value of loan servicing rights	31,602	(87,719)
Interest capitalized on loans	(156,705)	55,244
Provision for loan losses	946,423	373,624
Changes in operating assets and liabilities
Other receivables	(61,447)	(10,147)
Deposits	(118,298)	(22,250)
Prepaid expenses and other assets	23,732	(80,354)
Accounts payable	226,644	88,219
Accrued expenses	226,681	188,460
Deferred revenue	(31,602)	87,719

Net cash used in operating activities	(10,282,300)	(5,990,775)

Cash flows from investing activities
Member loans originated	(8,088,550)	(6,962,874)
Origination of CM Loans held at fair value	(9,110,175)	—
Repayment of member loans originated	3,626,288	288,073
Repayment of CM Loans held at fair value	462,336	—
Increase in restricted cash	(42,000)	(410,000)
Purchase of property and equipment	(28,179)	(171,491)

Net cash used in investing activities	(13,180,280)	(7,256,292)

Cash flows from financing activities
Proceeds from issuance of notes payable	7,394,551	6,600,000
Proceeds from issuance of Notes held at fair value	9,110,175	—
Proceeds from issuance of convertible promissory notes	—	1,000,000
Payments on notes payable	(3,482,945)	(346,650)
Payments on Notes held at fair value	(463,713)	—
Repayments of note payable to shareholders	—	(35,774)
Proceeds from issuance of Series A and Series B convertible preferred stock, net of issuance costs	17,289,039	9,925,001
Proceeds from issuance of common stock	8,835	1,499,265

Net cash provided by financing activities	29,855,942	18,641,842

Net increase in cash and cash equivalents	6,393,362	5,394,775

Cash and cash equivalents — beginning of period	5,605,179	210,404

Cash and cash equivalents — end of period	$11,998,541	$5,605,179

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,067,321	$63,713

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A convertible preferred stock in exchange for consulting services	—	$193,830
Issuance of Series A convertible preferred stock warrants in connection with term loan agreement	$389,847	$331,430
Issuance of Series A convertible preferred stock warrants in connection with convertible loan agreement	—	$178,755
Beneficial conversion feature on issuance of Series A convertible preferred stock warrants in connection with convertible loan agreement	—	$178,755

Convertible preferred debt converted to Series A preferred stock	$1,054,575	—
The accompanying notes are an integral part of these financial statements.

LENDINGCLUB CORPORATION
Notes to Financial Statements
1. Nature of Organization and Periods Presented
Organization and Operation
LendingClub Corporation (the “Company” or “LendingClub”) is an internet-based social lending platform. We allow qualified borrower members to obtain loans (which we refer to as “member loans”) with interest rates that they find attractive. Since October 13, 2008, our lender members have had the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by LendingClub, with each series of Notes corresponding to an individual member loan originated on our platform (which we refer to as the “Corresponding Member Loans” or “CM Loans”). The Notes are dependent for payment on CM Loans and offer interest rates and credit characteristics that the lender members find attractive. From the launch of our platform in May 2007 until April 7, 2008, we did not offer Notes on our platform. Instead, our platform allowed lender members to purchase assignments of unsecured member loans directly. Since November 2007, we have also funded member loans ourselves, which we refer to as “member loans held for investment” based on our intent and ability to hold the loans for the foreseeable future or to maturity.
All member loans are unsecured obligations of individual borrower members with fixed interest rates and three-year maturities. The member loans are originated through our website, funded by WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, at closing and immediately assigned to LendingClub upon closing. As a part of operating our lending platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the origination of member loans through our agreement with WebBank. We also provide servicing for the member loans on an ongoing basis.
LendingClub was incorporated in Delaware in October 2006, and in May 2007 began operations as an application on Facebook.com. Since inception, we have continually refined our business model and operations in response to market demands. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. As of March 31, 2009, the lending platform has facilitated approximately 3,900 member loans since its launch in May 2007.
We have been operating since December 2007 pursuant to an agreement with WebBank. WebBank serves as the lender for all member loans originated through our platform. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that we do not currently offer member loans in Idaho, Indiana, Iowa, Maine, Nebraska, North Carolina, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.
Periods Presented
The Company’s fiscal year end is March 31. In these accompanying financial statements and related footnotes, the fiscal year 2008 is based on the year ended March 31, 2008, and the fiscal year 2009 is based on the year ended March 31, 2009.
2. Summary of Significant Accounting Policies
Other than the changes described under Revenue Recognition in this footnote below and Note 5 — CM Loans and Notes held at fair value, which we implemented beginning on October 13, 2009, there have been no material changes to any of our significant accounting policies and estimates.
Liquidity
The Company has incurred operating losses since its inception. For the years ended March 31, 2009 and 2008, the Company incurred a net loss of $12,069,842 and $7,010,695, respectively. For the years ended March 31, 2009 and 2008, the Company had negative cash flow from operations of $10,282,300 and $5,990,775, respectively. Additionally, the Company has an accumulated deficit of $19,899,373 since inception and a stockholders’ deficit of $16,372,865 as of March 31, 2009.
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

During the year ended March 31, 2009, the Company raised $4,707,964 in funding from the issuance of its private placement notes, $1,400,000 in additional funding under its growth capital term loan, and $1,000,000 in additional funding from its financing term loan, all as further discussed in Note 8 — Loans Payable. On September 29, 2008, the Company issued and sold 3,802,815 shares of Series A convertible preferred stock for aggregate cash consideration, net of issuance costs, of $4,026,473, and the Company issued 990,212 shares of Series A convertible preferred stock in connection with the conversion of convertible notes, which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575. In the second half of fiscal 2009, the Company sold 1,309,857 shares of Series A convertible preferred stock for aggregate cash consideration, net of issuance costs, for $1,360,420 and sold 16,036,346 shares of Series B convertible preferred stock for aggregate cash consideration, net of issuance costs, for $11,897,738.
Use of estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company’s management to make judgments and estimates that affect the amounts reported in its financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.
Cash and cash equivalents
Cash and cash equivalents include various deposits with financial institutions in checking and short-term money market accounts. The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Such deposits periodically exceed amounts insured by the FDIC.
Restricted cash
At March 31, 2009 and March 31, 2008, restricted cash consists of funds held in escrow in certificates of deposit, at the banks associated with the loan facilities described in Note 8 — Loans Payable, and as security for the Company’s corporate credit card.
Member loans held for investment
The Company funds member loans itself from time to time to ensure a sufficient level of funding for borrower members. The majority of funds for such loans were obtained through the Company’s borrowings under loan facilities with various entities (see Note 8 — Loans Payable). As of March 31, 2009 and 2008, we had funded and retained an aggregate total of $15,043,025 and $6,994,450, respectively, of member loans to borrower members. These member loans are classified as held for investment based on management’s intent and ability to hold such member loans for the foreseeable future or to maturity. Member loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses incurred as of the balance sheet date. A member loan’s cost includes its unpaid principal balance along with unearned income, comprised of fees charged to borrower members offset by incremental direct costs for loans originated by the Company. Unearned income is amortized ratably over the member loan’s contractual life using the effective interest method.
Allowance for loan losses
The Company may incur losses in connection with member loans it holds for investment if the borrower members fail to pay their monthly scheduled loan payments. The Company provides for incurred losses on these loans with an allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”) and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). The allowance for loan losses is a valuation allowance established to provide for estimated incurred credit losses in the portfolio of member loans held for investment at the balance sheet date.
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

A member loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. The Company’s member loan portfolio is comprised primarily of small groups of homogeneous, unsecured loans made to borrower members, which loans are evaluated for impairment at least every 120 days based on their payment status and information gathered through our collection efforts. The Company’s estimate of the required allowance for loan losses is developed by estimating both the rate of default of the loans within each FICO band, a loan’s collection status and the amount of probable loss in the event of a borrower member default. Loan losses are charged against the allowance when management believes the loss is confirmed. The Company makes an initial assessment of whether a specific reserve is required on each delinquent loan no later than the 150th day of delinquency of that loan. As of March 31, 2009, we had identified and fully reserved $221,801 on 34 loans. Our aggregate allowance for loan losses was $1,110,726 at March 31, 2009. For the year ended March 31, 2009, we charged off a total of 45 loans with an aggregate principal balance of $209,321. There were no loans charged off in the year ended March 31, 2008.
CM Loans and Notes held for investment at fair value
Starting October 13, 2008, the Company’s lender members have had the opportunity to buy Notes issued by LendingClub. These Notes are special limited recourse obligations of LendingClub. Each series of Notes corresponds to a single CM Loan originated through the LendingClub platform. In conjunction with this new operating structure effective as of October 13, 2008, for CM Loans and Notes, we adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Measurements” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We applied the provisions of SFAS 159 to the Notes and CM Loans.
In accordance with the provisions of SFAS 159, we report the aggregate fair value of the CM Loans and Notes as separate line items in the assets and liabilities sections of our balance sheet using the methods described in Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in fair value of the CM Loans and Notes subject to the provisions of SFAS 159 are recognized in earnings, and fees and costs associated with the origination or acquisition of CM Loans are recognized as incurred rather than deferred.
We determined the fair value of the CM Loans and Notes in accordance with the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes the following hierarchy for categorizing these inputs:

Level 1 —	Quoted market prices in active markets for identical assets or liabilities

Level 2 —
Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs)

Level 3 —	Significant unobservable inputs.

As observable market prices are not available for similar assets and liabilities, we believe the CM Loans and Notes should be considered Level 3 financial instruments under SFAS 157. For CM Loans and Notes, the fair value is estimated using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the CM Loans and Notes and the amount of loss in the event of default under those CM Loans and Notes. These estimates of default are recorded as interest expense related to our CM Loan originations and a corresponding interest income against the Notes in the period of loan origination.
Our obligation to pay principal and interest on any Note is equal to the pro-rata portion of the CM Loan payments, if any, we receive on the related CM Loan, net of our 1.00% service charge. As such, the fair value of the Notes is approximately equal to the fair value of the CM Loans, adjusted for the 1.00% service charge. Any unrealized gains or losses on the CM Loans and Notes for which the fair value option has been elected are reported separately in earnings. The effective interest rate associated with a Note will be less than the interest rate earned on the related CM Loan due to the 1.00% service charge. Accordingly, as market interest rates fluctuate, the resulting change in fair value of the fixed rate CM Loans and fixed rate Notes will not be the same. For additional discussion on this topic, see Note 5 — CM Loans and Notes held for investment at fair value.

Property and equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each class of depreciable assets (generally three to five years), and is computed using the straight-line method.
Long-lived assets
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company evaluates potential impairments of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value. At March 31, 2009 and 2008, there was no impairment.
Software and website development costs
Software and website development costs are accounted for in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, and Emerging Issues Task Force (“EITF”) No. 00-02, “Accounting for Web Site Development Costs.” Accordingly, the Company expenses all costs that relate to the planning and post implementation phases for software and website development. Costs associated with minor enhancements and maintenance for the Company’s website are expensed as incurred. Since the software and website development costs incurred after technological feasibility has been established have not been significant to date, and there remains uncertainty about the future economic benefit derived from internally developed software and the website, the Company has not capitalized any software or website development costs to date.
Advertising costs
Advertising costs are expensed as incurred. Advertising expenses included in sales, marketing and customer service operating expenses were $320,081 and $269,866 for fiscal 2009 and fiscal 2008, respectively.
Revenue recognition
Revenues primarily result from interest income and transaction fees earned on member loans originated through our online platform. Transaction fees include origination fees (borrower member paid) and lender member servicing fees (lender member paid). Together we classify interest and fees earned on member loans as interest income (See Note 15 — Net Interest Income).
Revenues related to member loan origination fees are recognized in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Non-refundable Fees and Costs.” The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of March 31, 2009, ranged from 0.75% to 3.5% of the aggregate member loan amount. The member loan origination fee is included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A member loan is considered funded when the Automated Clearing House (“ACH”) transaction has been initiated by WebBank to the borrower member’s bank account.
Lender servicing fee revenue is recognized in accordance with Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 156”). Currently, a 1.00% service charge is charged to the lender member at the time that LendingClub receives any payments from the borrower member and makes any payments to the lender member’s account. The service charge is deducted from any payments received on a member loan before the net amounts of those payments are allocated to the lender members’ LendingClub accounts.
LendingClub’s treatment of interest and fee income is determined by the category that each member loan origination falls into, which are:
•	Third Party Purchased Member Loans — Member loans originated through our platform and sold to third party lender members prior to April 2008.

•	Member Loans Originated as CM Loans — CM Loans originated subsequent to October 12, 2008.

•	LendingClub Funded Member Loans — member loans funded by LendingClub itself, irrespective of when originated.

Third Party Purchased Member Loans
These member loans are considered to have been sold to the lender members. As such, LendingClub recognizes only origination fee and servicing fee revenue on these member loans and does not provide an allowance for loan losses. The Company recognizes a servicing asset and corresponding servicing liability as a result of this sale in accordance with SFAS 156, and amortizes the asset into interest income as payments are received on the member loans.
At March 31, 2009, gross future expected servicing fees related to these member loans was estimated to be $56,116, net of estimated future loan losses that would impair the value of this asset, which losses were estimated using methods similar to those described in Allowance for loan losses in this footnote above. We have insufficient history to predict prepayments. However we believe that, based on our competitive interest rates, borrower members are unlikely to prepay their member loans in any great volume. Indeed for many borrower members, the main reason for securing a member loan with us is to provide needed cash flow at more attractive interest rates than could be obtained from other financial institutions.
Further, because the earnings process is deemed to be complete at the time these member loans were transferred to the lender members, and because there is no recourse to LendingClub in the event of default by the borrower member, LendingClub recognized 100% of the origination fee as revenue at the time the member loan was transferred to the lender member and included the fee in interest income.
Member Loans Originated as CM Loans
Lender members are no longer able to purchase member loans. Rather, as described above, each member loan is recorded as a note receivable, or CM Loan, funded by LendingClub, while Notes, which are special limited recourse obligations of LendingClub corresponding to those CM Loans, are recorded as notes payable issued by LendingClub to the lender members. As we receive payments of principal and interest on the CM Loans we in turn make principal and interest payments on the Notes. These principal payments reduce the carrying value of both the CM Loans and Notes. If we do not receive payments on the CM Loans, we are not obligated to and will not make payments on the corresponding Notes. In light of this new structure, we adopted the provisions of SFAS 159 which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.
LendingClub does not directly record servicing fee revenue from these CM Loans, but rather recognizes interest income on its CM Loans related to these member loans based on the full amount of the loan payment at the stated interest rate to the borrower member without regard to the servicing fee. We correspondingly record interest expense on the corresponding Note based on the post-service fee payment we make to those lender members, which results in an interest rate and an interest expense on these Notes which is lower than that for the corresponding CM Loans. Origination fees on these CM Loans are recognized upon origination and included in interest income.
In accordance with SFAS 159, we disclose the estimated amount of gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the gains or losses attributed to changes in instrument-specific credit risk were determined. As such, we do not record a specific loan loss allowance related to CM Loans and Notes in which we have elected the fair value option. Rather, we estimate the fair value of CM Loans and Notes using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the CM Loans and Notes and the amount of loss in the event of default using methodologies similar to those used on our member loans held for investment made to borrower members directly by LendingClub. At origination and at each reporting period, we recognize as interest expense an amount equal to our estimated loan losses for the Notes, and interest income in an amount equal to our estimated loan losses on these CM Loans. As these items are amortizing at slightly different interest rates however, these amounts are not equal. Our net interest income related to these CM Loans and Notes is further described in Note 15— Net Interest Income.
LendingClub Funded Member Loans
LendingClub has itself funded approximately $15.0 million of member loans originated through the platform. When a CM Loan has been partially or fully funded by Lending Club, LendingClub retains the portion of the borrower member’s monthly loan payment that corresponds to the percentage of the member loan that LendingClub has funded. In these cases, LendingClub records interest income on these notes receivable.
Origination fees from member loans funded by LendingClub are offset by direct loan origination costs. The net amount is initially deferred and subsequently amortized ratably over the term of the member loan as an adjustment to yield, and is reported in the accompanying statements of operations as interest income. As of March 31, 2009 and 2008, the Company had net unamortized deferred loan origination costs/(revenue) of $101,464 and ($55,244), respectively (see Note 4 — Member Loans Held for Investment). These deferred loan origination costs/(revenue) will be amortized monthly as interest expense/(income) through the remaining life of the related, member loans.

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, and member loans held for investment. The Company holds its cash, cash equivalents and restricted cash in accounts at high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds the FDIC insured amounts. The Company performs credit evaluations of its borrower members’ financial condition and does not allow borrower members to have more than two member loans outstanding at any one time. LendingClub does not require collateral for member loans, but the Company maintains reserves for potential credit losses, as described above.
Income taxes
The Company utilizes the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the deferred tax asset is expected to be realized or the deferred tax liability to be settled. The effect on deferred tax assets and liabilities of a change in tax rates is included in income from continuing operations for the period that includes the enactment date. The valuation allowance is recorded against deferred tax assets if it is more likely than not that all or a portion of the deferred tax assets will not be realized.
Effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which applies to all US GAAP financial statements for public and private enterprises alike and provides a definitive, comprehensive accounting model with prescriptive disclosure requirements related to income tax uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 contains guidance on recognizing, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company’s tax returns are subject to routine compliance review by the various tax authorities. The Company accrues for tax contingencies based upon its best estimate of the additional taxes, interest and penalties expected to be paid. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations or upon occurrence of other events.
Stock-based compensation
The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) to account for equity awards made to employees. SFAS 123R requires all share-based payments made to employees, including grants of employee stock options, restricted stock and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.
SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.

SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures, such that expense is recorded only for those stock-based awards that are expected to vest.  Share-based awards issued to non-employees are accounted for in accordance with provisions of SFAS 123R and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services.”
New accounting pronouncements
In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until April 1, 2010. FSP No. 157-2 is effective upon issuance. The Company adopted SFAS No. 157 and FSP No. 157-1 as of December 31, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Refer to Note 4 — Fair Value Measurements for related disclosure. We are currently evaluating the impact of FSP No. 157-2, which may require additional disclosure.
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
In January 2008, as detailed in Note 9 — Convertible Notes Payable, the Company issued two subordinated convertible promissory notes totaling $1,000,000. Additionally, in connection with the issuance of these subordinated convertible promissory notes, the Company issued warrants to purchase 234,742 shares of Series A convertible preferred stock, and the Company recorded a beneficial conversion feature of $178,755 of which a total of $156,410 and $22,344 was amortized to interest expense during the years ending March 31, 2009 and 2008, respectively. In September 2008, these notes were converted into 990,212 shares of the Company’s Series A preferred stock, however, because the convertible preferred stock and the subordinated convertible promissory notes are deemed to be anti-dilutive, and therefore excluded from the computation of basic earnings per share. The net loss attributable to common stockholders has been decreased by the value of this amortized beneficial conversion feature.
The following table details the computation of the net loss per share:

	Years Ended March 31,
	2009	2008

Net loss	$(12,069,842)	$(7,010,695)
Add: amortization of beneficial conversion feature on convertible preferred stock	156,410	22,344

Net loss attributable to common stockholders	$(11,913,432)	$(6,988,351)

Weighted-average common shares outstanding, basic and diluted	8,191,906	7,928,686
Net loss per common share:
Basic and diluted	$(1.45)	$(0.88)

Due to the losses attributable to common stockholders for each of the periods presented in the table below, the following potentially dilutive shares are excluded from the basic and diluted net loss per share calculation as including such shares in the calculation would be anti-dilutive.

	Years Ended March 31,
	2009	2008
Excluded Securities:
Weighted-average Series A convertible preferred stock	12,464,699	5,855,394
Weighted-average Series B convertible preferred stock	834,769	—
Weighted-average restricted stock options issued to employees	1,777,809	1,413,697
Weighted-average warrants and contingent shares outstanding	1,410,988	355,628

Total common stock equivalents excluded from diluted net loss per share	16,488,265	7,624,719

4. Member Loans Held for Investment
Member loans funded by LendingClub and held for investment are as follows:

	Years Ended March 31,
	2009	2008

Unsecured member loans, net of chargeoffs	$10,927,741	$6,674,801
Deferred origination costs/(revenue), net	101,464	(55,244)

	11,029,205	6,619,557
Allowance for loan losses	(1,110,726)	(373,624)

Member loans held for investment, net	$9,918,479	$6,245,933

LendingClub provides an allowance for loan losses for member loans funded by LendingClub in accordance with SFAS 114 and SFAS 5. The allowance for loan losses is a valuation allowance established to provide for estimated credit losses in the portfolio of member loans held for investment at the balance sheet date. As of March 31, 2009, LendingClub had fully reserved for its portion of 34 member loans with an aggregate LendingClub funded member loan principal balance of $221,801.
Changes in the allowance for loan losses, the composition of the allowance for loan losses and the allowance for loan losses were as follows:

Balance at March 31, 2008	$373,624
Chargeoffs	(209,321)
Provision for loan losses	946,423

Balance at March 31, 2009	$1,110,726

5. CM Loans and Notes Held for Investment at Fair Value
At March 31, 2009, LendingClub had the following assets and liabilities measured at fair value on a recurring basis:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
CM Loans	—	—	$8,239,909	$8,239,909

Liabilities
Notes	—	—	$8,238,597	$8,238,597
At March 31, 2008, LendingClub had no assets and liabilities measured at fair value.
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended March 31, 2009:

	CM Loans	Notes
Fair value at March 31, 2008	$—	$—
Originations	9,110,175	9,110,175
Principal repayments	(462,336)	(463,713)
Outstanding principal	8,647,839	8,646,462
Realized and unrealized gains(losses) included in earnings	(407,930)	(407,865)

Fair value at March 31, 2009	$8,239,909	$8,238,597

The majority of realized and unrealized gains(losses) included in earnings are attributable to changes in instrument-specific credit risk and are reported on the “Interest income/(expense), CM Loans, net” and “Interest income/(expense), Notes, net” line items. The majority of total realized and unrealized gains(losses) were related to Level 3 instruments held at March 31, 2009.
The Company had no originations of CM Loans or issuances of Notes prior to the year ended March 31, 2009. At March 31, 2009, the Company had two CM Loans representing $12,153 of outstanding CM Loan principal and $9,418 of CM Loan fair value which were 90 days or more delinquent, and $9,416 of Notes principal fair value which had not been paid for 90 days or more. None of the CM Loans or Notes held for investment at fair value were on nonaccrual status at March 31, 2009.
6. Property and Equipment
Property and equipment consists of the following:

	Est. Useful Life	March 31,
	(Years)	2009	2008

Computer equipment	3	$124,610	$104,653
Computer software	5	87,469	81,000
Furniture and fixtures	5	4,769	4,769
Domain name	5	20,952	19,199

Total		237,800	209,621
Accumulated Depreciation		(97,807)	(37,505)

Property and equipment, net		$139,993	$172,116

7. Accrued Expenses

	March 31,
	2009	2008

Accrued professional fees	$188,739	$76,622
Accrued income taxes	1,050	800
Accrued compensation	234,378	102,379
Accrued interest payable	—	14,685
Accrued sales tax	82	82

Total accrued expenses	$424,249	$197,568

8. Loans Payable
Loans payable consists of the following:

	March 31,
	2009	2008

Growth capital term loan	$2,704,571	$2,715,340
Unamortized discount on growth capital term loan	(61,376)	(70,219)
Financing term loan	3,697,067	3,538,010
Unamortized discount on financing term loan	(179,061)	(234,507)
Notes payable to private placement investors	3,726,731	—
Unamortized discount on notes payable	(240,128)	—

Total loans payable	$9,647,804	$5,948,624

At March 31, 2009, future maturities due on all loans payable were as follows:

Year ending March 31,
2010	$4,474,776
2011	4,550,757
2012	1,102,836

10,128,369
Less amount representing debt discount	(480,565)

Total loans payable	$9,647,804

Growth capital term loan
In October 2007, the Company entered into a loan and security agreement with a bank that allows for borrowings of up to $3,000,000 for working capital needs. In October 2008, the Company entered into an amendment to the agreement to increase the amount of the borrowing available under the agreement to $4,000,000. The loan is secured by substantially all of the assets of the Company except its intellectual property rights and payments received on CM Loans. Borrowings bear interest at a fixed rate of 8.5% per annum. Each advance is repayable in 36 equal monthly installments of principal and interest commencing the first day of the month following the advance.
In connection with this loan agreement, the Company issued a fully vested warrant to purchase 98,592 shares of Series A convertible preferred stock, for which the Company recorded a debt discount of $84,263. The bank also received the right to invest up to $500,000 in the Company’s next round of equity financing on the same terms as offered to other investors. The growth capital term loan also requires the Company to maintain a certificate of deposit with the bank of $150,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. At March 31, 2009, no amounts were available for future financing under this agreement.

On October 7, 2008, the Company entered into amendments to the Company’s growth capital term loan and financing term loan. These amendments became effective as of October 10, 2008, whereby the lenders waived certain past covenant violations by the Company and consented to the Company’s new operating structure. In connection with the amendments to one of these facilities, the Company issued the lender a fully vested warrant to purchase 37,558 shares of Series A convertible preferred stock at an exercise price of $1.065 per share and recorded an expense of $29,782 (see Note 11 — Preferred Stock).
In December 2008, the Company drew down the remaining $1,000,000 of availability under this line and issued a fully vested warrant to purchase 28,170 shares of Series A convertible preferred stock at an exercise price of $0.27 per share (see Note 11 — Preferred Stock), and recorded a debt discount of $21,651.
Amortization the debt discounts recorded for this loan were $30,493 and $14,044 in the years ended March 31, 2009 and 2008, respectively, and were recorded as interest expense.
Financing term loan
In February 2008, the Company entered into a loan and security agreement with a lender that provides for financing of up to $5,000,000 to be lent out to borrower members funded directly by the Company. The financing term loan was available for advances through June 30, 2008, but was subsequently amended in October 2008 to allow availability through December 31, 2008. The interest rate is fixed at 10.0% per annum. The agreement requires that proceeds received from borrower member payments on member loans funded directly by the Company be used to pay down the financing term loan. The financing term loan is secured by substantially all of the assets of the Company except its intellectual property rights and payments received on the CM Loans. The financing term loan requires the Company to maintain a certificate of deposit with a bank of $250,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets.
In February and March 2008, the Company received advances totaling $3,600,000. During the year ended March 31, 2009, the Company drew down the remaining $1,400,000 available under the financing term loan and issued fully vested warrants to purchase 39,436 shares of Series A convertible preferred stock at $1.065 per share (see Note 11 — Preferred Stock). In connection with this loan agreement, from inception through March 31, 2009, the Company issued fully vested warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock. The Company recorded total debt discounts of $277,962. The lender also received the right to invest up to $500,000 in the Company’s next round of equity financing on the same terms as offered to other investors. At March 31, 2009, the financing term loan was fully drawn.
Amortization of the debt discounts recorded for this loan were $86,239 and $12,662 in the years ended March 31, 2009 and 2008, respectively, and were recorded as interest expense.
Notes payable to private placement investors
During fiscal 2009, the Company entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,707,964. Each note is repayable over three years and bears interest at the rate of 12% per annum. The Company is using the proceeds of these notes to fund member loans. In connection with origination of these notes payable, the Company issued fully vested warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock (see Note 11 — Preferred Stock). The Company recorded a debt discount of $329,271, and amortization of the debt discount was recorded as interest expense of $89,142 during year ended March 31, 2009.
9. Convertible Notes Payable
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

In connection with the issuance of the Convertible Notes, the Company issued warrants to purchase an aggregate of 234,742 shares of Series A convertible preferred stock to the Convertible Notes holders and recorded a debt discount of $178,755. This debt discount was amortized into interest expense over the life of the Convertible Notes. At March 31, 2009, the unamortized balance of the debt discount was $0, and the related interest expense recognized during the years ended March 31, 2009 and 2008 was $156,411 and $22,344, respectively.
In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features,” and EITF No. 00-27, “ Application of Issue No. 98-5 to Certain Convertible Instruments,” the intrinsic value of the beneficial conversion feature (“BCF”) was determined to be equal to the fair value of the warrants as estimated above. Accordingly, the Company recorded a beneficial conversion feature of $178,755. This amount was amortized into interest expense over the life of the Convertible Notes. At March 31, 2009, the unamortized balance of the loan discount was $0, and the related interest expense recognized during the years ended March 31, 2009 and 2008 was $156,411 and $22,344, respectively.
10. Related Party Transactions
Of the notes payable to private placement investors described in Note 8 — Loans Payable, $625,000 of original principal was invested by related parties. The terms on these notes were identical to those described above.
Beginning in October 2006 through various dates during fiscal 2008, the Company received, in a series of advances from a stockholder and officer of the Company, a total of $240,712 in working capital at no interest. The balance owed to this individual at March 31, 2007, was $35,774, and this and all subsequent advances were repaid by March 31, 2008. Similarly, in late February 2009 this same individual advanced a total of $195,000 to the Company for working capital purposes at no interest. The balance was fully repaid in March 2009. The imputed interest cost under APB Opinion No. 21, “Interest on Receivables and Payables,” was not significant.
This same individual purchased $435,650 in member loans through the LendingClub platform during the period in which we allowed lender members to purchase assignments of member loans directly. Under our new structure, as of March 31, 2009, this individual has purchased $243,650 in Notes. These purchases were made on terms and conditions that were not more favorable than those obtained by other lender members.
11. Preferred Stock
Convertible preferred stock
In May 2008, the Company filed a Certificate of Amendment of its Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares which the Company is authorized to issue from 33,800,000 shares to 36,000,000 shares; 25,000,000 of which are common stock, and 11,000,000 of which are preferred stock.
In September 2008, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares which the Company is authorized to issue from 36,000,000 shares to 49,500,000 shares, 32,000,000 of which are common stock, and 17,500,000 of which are preferred stock.
In March 2009, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares which the Company is authorized to issue from 49,500,000 shares to 83,200,000 shares, 50,000,000 of which are common stock, and 33,200,000 of which are preferred stock.
Series A and Series B Preferred Stock
A complete description of the rights, preferences, privileges and restrictions of the Series A and Series B convertible preferred stock is included in the Amended and Restated Certificate of Incorporation. There are significant restrictions on the obligation or right to redeem the outstanding convertible preferred stock. None of our convertible preferred stock is considered permanent equity based on the guidance of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” The significant terms of outstanding Series A and Series B convertible preferred stock are as follows:
Conversion — Each share of Series A and Series B convertible preferred stock is convertible, at the option of the holder, initially, into one share of common stock (subject to adjustments for events of dilution). The Series A and Series B convertible preferred stock will each automatically be converted upon the earlier of (i) the closing of an underwritten public offering of the Company’s common stock with aggregate proceeds that are at least $20,000,000 or (ii) the consent of the holders of a 55% majority of outstanding shares of Series A and Series B convertible preferred stock, voting together as a single class on an as-converted to common stock basis.

Liquidation preference — Upon any liquidation, winding up or dissolution of the Company, whether voluntary or involuntary (a “Liquidation Event”), before any distribution or payment shall be made to the holders of any common stock, the holders of Series A and Series B convertible preferred stock shall, on a pari passu basis, be entitled to receive by reason of their ownership of such stock, an amount per share of Series A convertible preferred stock equal to the original issue price of $1.065 for the Series A convertible preferred stock plus all declared and unpaid dividends (the “Series A Preferred Liquidation Preference”) and an amount per share of Series B convertible preferred stock equal to the original issue price of $0.7483 for the Series B convertible preferred stock plus all declared and unpaid dividends (the “Series B Preferred Liquidation Preference”). However, if upon any such Liquidation Event, the assets of the Company shall be insufficient to make payment in full to all holders of convertible preferred stock of their respective liquidation preferences, then the entire assets of the Company legally available for distribution shall be distributed with equal priority between the holders of Series A convertible preferred stock and Series B convertible preferred stock such that an equal amount of such assets shall be distributed to the holders of Series A convertible preferred stock, in the aggregate, and the holders of Series B convertible preferred stock, in the aggregate (such assets being distributed ratably among the holders of each respective series of convertible preferred stock). Furthermore, if the holders of Series B convertible preferred stock have received their full Series B Preferred Liquidation Preference but the holders of Series A convertible preferred stock have not received their full Series A Preferred Liquidation Preference, any remaining assets of the Company legally available for distribution shall be distributed ratably to the holders of Series A convertible preferred stock, prior to any further payment to the holders of shares of Series B convertible preferred stock or payment to the holders of common stock, until such holders have received their full Series A Preferred Liquidation Preference. Any excess distributions, after payment in full of the liquidation preferences to the convertible preferred stockholders, are then allocated to the holders of common and convertible preferred stockholders, on an as-if-converted to common stock basis.
Dividends — If and when declared by the Board of Directors, the holders of Series A and Series B convertible preferred stock, on a pari passu basis, will be entitled to receive non-cumulative dividends at a rate of 6% per annum in preference to any dividends on common stock (subject to adjustment for certain events). The holders of Series A and Series B convertible preferred stock are also entitled to receive with common stockholders, on an as-if-converted basis, any additional dividends issued by the Company.
Voting rights — Generally, preferred stockholders have one vote for each share of common stock that would be issuable upon conversion of preferred stock. Voting as a separate class, and on an as-if-converted to common stock basis, the Series A convertible preferred stockholders are entitled to elect two members of the Board of Directors and the holders of Series B convertible preferred stockholders are entitled to elect one member of the Board of Directors. The holders of common stock, voting as a separate class, are entitled to elect one member of the Board of Directors. The remaining directors are elected by the preferred stockholders and common stockholders voting together as a single class on an as-if-converted to common stock basis.
Issuances of Preferred Stock
On September 29, 2008, the Company issued 3,802,815 shares of Series A convertible preferred stock for aggregate cash consideration of $4,050,000. Additionally, the Company issued 990,212 shares of Series A convertible preferred stock in connection with the conversion of convertible notes (See Note 9 — Convertible Notes Payable), which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575.
In December 2008, the Company issued an additional 1,309,857 shares of Series A convertible preferred stock for aggregate cash consideration of $1,395,000. In connection with our private placement of Series A convertible preferred stock, we incurred transaction expenses, recorded as an offset to gross proceeds, of $58,107 and $145,000 during the years ended March 31, 2009 and 2008, respectively.
In March 2009, the Company issued 16,036,346 shares of Series B convertible preferred stock for aggregate cash consideration of $11,999,998. In connection with our private placement of Series B convertible preferred stock, we incurred transaction expenses, recorded as an offset to gross proceeds, of $102,259 during the year ended March 31, 2009.
Preferred stock warrants
In October 2007, February 2008, and March 2008, in connection with the borrowing arrangements discussed in Note 8 — Loans Payable, Growth capital term loan and Financing term loan, the Company issued fully vested warrants to purchase 98,592 shares, 244,131 shares and 45,070 shares of Series A convertible preferred stock, respectively, at $1.065 per share. The warrants may be exercised at any time on or before October 2017, February 2018 and March 2018, respectively.

The fair value of these warrants was estimated to be $331,430 using the Black-Scholes option pricing model with the following assumptions: a volatility of 72.7%, a contractual life of 10 years, no dividend yield and a risk-free interest rate of 4.51%. These values were capitalized as debt discounts and are being amortized to interest expense over the life of the term loans.
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
In December 2008, in connection with the growth capital term loan, the Company issued fully vested warrants to purchase 28,170 shares of Series A convertible preferred stock at $1.065 per share which can be exercised at any time before the tenth year anniversary of their issuance. The fair value of these warrants was estimated to be $21,651 using the Black-Scholes option pricing model with the following assumptions: a volatility of 64.7%, a contractual life of ten years, no dividend yield and risk-free interest rates between 2.18% and 2.68%. These fair value estimates were capitalized as debt discounts and are being amortized to interest expense over the three year term of the loan agreement.
During October and November 2008, in connection with the financing term loan, the Company issued fully vested warrants to purchase 39,436 shares of Series A convertible preferred stock at $1.065 per share. The warrants may be exercised at any time on or before August 2018. The fair value of these warrants was estimated to be $30,794 using the Black-Scholes option pricing model with the following assumptions: a volatility of 64.7%, a contractual life of ten years, no dividend yield and risk-free interest rates between 3.75% and 3.99%. These fair value estimates were capitalized as debt discounts and are being amortized to interest expense over the three year term of the loan agreements.
In January 2008, in connection with the convertible notes issuance described in Note 6 — Convertible Notes Payable to Related Parties, the Company issued fully vested warrants to purchase an aggregate of 234,742 shares of Series A convertible preferred stock at $1.065 per share. The warrants may be exercised at any time on or before January 2015.
In December 2007, the Company issued a fully vested warrant to purchase 23,474 shares of Series A preferred stock at $1.065 per share to an existing preferred stock stockholder. The warrant may be exercised at any time on or before December 2017. The fair value of the warrant was estimated to be $20,062 using the Black-Scholes option pricing model with the following assumptions: a volatility of 72.7%, a contractual life of 10 years, no dividend yield and a risk-free interest rate of 4.51%. There was no impact recorded in the accompanying statements of operations.
Between April 2008 and March 2009, in connection with the borrowing arrangements discussed in Note 8 — Loans Payable, Notes payable to private placement investors, the Company issued fully vested warrants to purchase 514,817 shares of Series A convertible preferred stock at $1.065 per share. The warrants may be exercised at any time on or before August 2013. The fair value of these warrants was estimated to be $329,271using the Black-Scholes option pricing model with the following assumptions: volatility between 61.8% and 71.79%, a contractual life of five years, no dividend yield and risk-free interest rates of between 2.34% and 4.51%. These values were capitalized as debt discounts and are being amortized to interest expense over the three year term of the loan agreements.
12. Stockholders’ Deficit
Common stock warrants
In May and August 2007, the Company issued fully vested warrants to purchase an aggregate of 247,000 shares of common stock to certain non-employees for services. The fair value of these warrants was estimated to be $45,949 using the Black-Scholes option pricing model with the following assumptions: a volatility of 72.7%, a contractual life of 10 years, no dividend yield and a risk-free interest rate of 4.51%. The fair value was recorded as an operating expense in the accompanying statements of operations in fiscal 2008.
In August 2007, the Company issued a fully vested warrant to purchase 78,000 shares of common stock to a non-employee for services. The fair value of the warrant was estimated to be $14,510 using the Black-Scholes option pricing model with the following assumptions: a volatility of 72.7%, a contractual life of 10 years, no dividend yield and a risk-free interest rate of 4.51%. The fair value was recorded as an operating expense in the accompanying statements of operations in fiscal 2008.

Common stock options issued for services
During fiscal 2007, the Company granted fully vested options to purchase 13,000 shares of common stock to one non-employee for services, and during fiscal 2008, the Company granted fully vested options to purchase 39,000 shares of common stock to three non-employees for services. During fiscal 2009, the Company granted fully vested options to purchase 39,000 shares of common stock to six non-employees for services. The estimated fair value of the options was $2,418 and $7,227, respectively. Amortization of $4,579 and $2,060 was recognized as expense in the accompanying statements of operations for fiscal 2009 and 2008, respectively. The fair value of these options was calculated using the Black-Scholes option pricing model with the following assumptions: a volatility of between 63.6% and 72.7%, a contractual life of 10 years, no dividend yield, and a risk-free interest rate of between 3.38% and 4.51%.
Common stock
As of March 31, 2009, the Company has reserved shares of common stock for future issuance as follows:

Convertible preferred stock, Series A	15,740,285
Convertible preferred stock, Series B	16,036,346
Options to purchase common stock	1,878,550
Options available for future issuance	4,638,765
Convertible preferred Series A stock warrants	1,265,990
Common stock warrants	325,000

Total common stock reserved for future issuance	39,884,936

13. Stock-Based Compensation
Under the Company’s 2007 Stock Incentive Plan (the “Option Plan”), the Company may grant options to purchase shares of common stock to employees, executives, directors and consultants at exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory options. An aggregate of 6,548,000 shares have been authorized for issuance under the Option Plan. These options generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 12 quarters thereafter.
The Option Plan allows for employees to early exercise options on the first anniversary date of employment, regardless of the vested status of granted options. If an employee terminates prior to fully vesting in options that have been early exercised, the Company repurchases the common stock associated with unvested options at the original exercise price. As of March 31, 2009, none of the option holders have chosen to early exercise.
The Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted with the following weighted average assumptions for the fiscal years 2009 and 2008.

	Years Ended March 31,
	2009	2008
Expected dividend yield	0%	0%
Expected volatility	63.6%	72.7%
Risk-free interest rates	3.38%	4.51%
Expected life	6.11 years	6.11 years

Options activity under the Option Plan is summarized as follows:

			Options Exercisable and
	Options Outstanding		Not Subject to Repurchase
				Weighted Average
	Shares Available	Number of	Number of	Exercise Price per
	for Grant	Shares	Shares	Share
Balances at March 31, 2007	234,000	1,248,000	110,500	$0.27
Additional Authorized	2,210,000	—	—	—
Options Granted	(221,000)	221,000	—	0.27
Options Exercised	—	—	—	—
Options Cancelled	26,000	(26,000)	—	0.27
Options Expired	—	—	—	—

Balances at March 31, 2008	2,249,000	1,443,000	373,750	$0.27
Additional Authorized	2,856,000	—	—	—
Options Granted	(964,800)	964,800	—	0.27
Options Exercised	—	(30,685)	—	0.27
Options Cancelled	498,565	(498,565)	—	0.27
Option Expired	0	0	—	—

Balances at March 31, 2009	4,638,765	1,878,550	756,312	$0.27

A summary by exercise price of outstanding options and options exercisable and not subject to repurchase at March 31, 2009, is as follows:

Options Exercisable and
	Outstanding Options			Not Subject to Repurchase
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
	Number of	Price per	Contractual	Number of	Price per
	Shares	Share	Life (Years)	Shares	Share
Exercise price $0.27	1,878,550	$0.27	8.57	756,312	$0.27
The Company has elected to use the calculated-value method under SFAS 123R to calculate the volatility assumption for fiscal 2009 and 2008. The expected life assumption was determined based upon historical data gathered from public peer companies. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. The Company has paid no cash dividends and does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing models.
The following table presents details of stock-based compensation expenses by functional line item for the periods indicated:

	Years Ended March 31,
	2009	2008
Sales, marketing and customer service	$10,093	$10,466
Engineering	32,728	33,082
General and administrative	30,856	21,156

	73,677	64,704
Less stock-based compensation expense for non-employees	(4,579)	(2,060)

Total employee stock-based compensation expense	$69,098	$62,644

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.
During the year ended March 31, 2009 and 2008, the Company granted stock options to purchase 964,800 and 221,000 shares, respectively, of common stock with a weighted average grant date fair value of $0.17 and $0.16 per share, respectively. As of March 31, 2009, total unrecognized compensation cost was $281,683. These costs are expected to be recognized through July 2012.
14. Income Taxes
The components of the provision for income taxes for fiscal 2009 and 2008, are as follows:

	March 31, 2009	March 31, 2008

Current
Federal	$—	$—
State	1,050	800

	1,050	800
Deferred
Federal	—	—
State	—	—

Total provision for income taxes	$1,050	$800

The Company’s effective tax rate differs from the statutory federal rate for fiscal 2009 and 2008, as follows:

	For the Year Ended		For the Year Ended
	March 31, 2009		March 31, 2008

Tax at federal statutory rate	$(4,103,117)	34.00%	$(2,383,363)	34.00%
State, net of benefit, net of federal benefit	(679,925)	5.63%	(408,457)	5.83%
Nondeductible items	224,737	-1.86%	68,564	-0.98%
Credits	(145,723)	1.21%	(126,810)	1.81%
Change in valuation allowance	4,701,600	-38.96%	2,850,866	-40.67%
Change in rate	3,478	-0.03%	—	0.00%

	$1,050	-0.01%	$800	-0.01%

The significant components of the Company’s deferred tax assets and liabilities as of March 31, 2009 and 2008, are as follows:

	March 31, 2009	March 31, 2008

Deferred tax assets
Depreciation and amortization	$2,371	$6,480
Net operating loss carryforwards	6,571,653	2,336,860
Reserves and accruals	548,557	221,605
Organizational and start-up costs	479,902	481,661
Credits	263,727	136,171

Gross deferred tax asset	7,866,210	3,182,777
Valuation allowance	(7,866,210)	(3,182,777)

Net deferred tax assets	—	—
Deferred tax liability	—	—

Net deferred tax assets (liability)	$—	$—

Due to the uncertainty surrounding the realization of the deferred tax asset in future tax returns, the Company has placed a full valuation allowance against its net deferred tax assets.
At March 31, 2009 and 2008, the Company had federal net operating loss carryforwards of approximately $16,546,249 and $5,879,092, respectively, to offset future federal taxable income and will expire commencing in 2027.
At March 31, 2009 and 2008, the Company had state net operating loss carryforwards of $16,214,569 and $5,861,418, respectively, to offset future state taxable income and will expire commencing in 2019.
At March 31, 2009 and 2008, the Company has federal research and development tax credit carryforwards of $234,798 and $93,179, respectively, that expire commencing in 2027.
At March 31, 2009 and 2008, the Company has state research and development tax credit carryforwards of $213,728 and $107,514, respectively. The state tax credit may be carried indefinitely.
For federal and state purposes, a portion of the Company’s net operating loss carryforwards may be subject to limitations on annual utilization in case of a change in ownership, as defined by federal and state tax law. The amount of such limitations, if any, has not been determined.
The Company adopted the provisions of FIN 48 on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the largest amount of a tax position that is more-likely-than-not to be sustained upon audit, based on the technical merits of the position. The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows for fiscal 2008 or 2009.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any unrecognized tax benefits and associated accrued interest or penalties nor was any interest expense or penalties recognized during fiscal 2009.
As of March 31, 2009, the Company’s cumulative unrecognized tax benefit was approximately $112,132 which was netted against deferred tax assets with a full valuation allowance and if recognized there will be no effect on the Company’s effective tax rate. The aggregate changes in the balance of the Company’s unrecognized tax benefit were as follows:

Balance as of March 31, 2008	$—
Additions for tax positions related to the current year	50,173
Additions for tax positions related to prior years	61,958

Balance as of March 31, 2009	$112,132

The Company does not believe the total amount of unrecognized benefit as of March 31, 2009, will increase or decrease significantly in the next twelve months. The Company files income tax returns in the U.S. federal jurisdiction and California jurisdictions. The Company’s tax years for 2006 and forward are subject to examination by the U.S. and California tax authorities as the statutes of limitation are still open.

15. Net Interest Income
Revenues primarily result from interest income and transaction fees. Transaction fees include origination fees (borrower member paid) and lender member service charges (lender member paid). Interest income is accrued and recorded in the accompanying statements of operations as collected. The Company classifies interest and fees earned on our member loans together as interest income in these financial statements.
The following table summarizes net interest income (expense) as follows:

	Years Ended March 31,
	2009	2008
Interest income
Member loans held for investment	$1,047,308	$253,197
CM Loans held for investment at fair value
Interest and fees earned on CM Loans	346,462	—
Credit risk related adjustment (interest expense)	(407,929)	—
Cash and cash equivalents	49,240	195,703

Total interest income	$1,035,081	$448,900

Interest expense:
Notes held for investment at fair value
Interest and fees expensed on Notes	$124,286	$—
Credit risk related adjustment (interest income)	(407,865)	—
Loans payable	943,035	63,713
Convertible notes payable	39,890	14,685
Amortization of debt discount	362,286	49,050
Amortization of BCF	156,410	22,344

Total interest expense	$1,218,042	$149,792

16. Commitments and Contingencies
Operating leases
The Company leases its principal administrative and service facilities, as well as office equipment, under a six month operating lease. Rent expense was $154,572 and $120,718 for the years ended March 31, 2009 and 2008, respectively.
Securities law compliance
From May 2007 through April 2008, the Company sold approximately $7.4 million of member loans to lender members who were unaffiliated with LendingClub through the LendingClub platform whereby the Company assigned promissory notes directly to lender members. The Company did not register the offer and sale of the promissory notes offered and sold through the LendingClub platform under the Securities Act of 1933 or under the registration or qualification provisions of the state securities laws. The Company’s management believes that the question of whether or not the operation of the LendingClub platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through the Company’s platform were viewed as a securities offering, the Company would have failed to comply with the registration and qualification requirements of federal and state law, and lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933 is one year from the violation. The statute of limitations periods under state securities laws for sales of unregistered securities may extend for a longer period of time, and certain state securities laws empower state officials to seek restitution or rescission remedies for purchasers of unregistered securities. The Company has received inquiries from a number of states in respect of these prior sales of loans; neither the SEC nor any state, however, has taken or threatened administrative action or litigation over such loan sales.

The Company’s decision to restructure its operations and cease sales of promissory notes offered through the platform effective April 7, 2008 limited this contingent liability so that it only relates to the period from the launch of the Company’s platform in May 2007 until April 7, 2008, the termination of sales under the Company’s prior operating structure.
The Company has not recorded an accrued loss contingency under SFAS 5 in connection with this contingent liability. Accounting for loss contingencies pursuant to SFAS 5 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. The Company has assessed the contingent liability related to prior sales of member loans on the platform in accordance with SFAS 5 and has determined that the occurrence of the contingency is reasonably possible. In accordance with SFAS 5, the Company has estimated the range of loss as of March 31, 2009 as between $0 and $5.14 million, which is, as of March 31, 2009, the aggregate outstanding principal balance of member loans sold to persons unaffiliated with LendingClub from inception through April 7, 2008. In making this assessment, the Company considered its view, described above, that analyzing whether or not the operation of the LendingClub platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain. In addition, the Company considered its belief that lender members have received what they expected to receive in the transactions under the Company’s prior operating structure. Generally, the performance of the outstanding member loans had, in the Company’s view, delivered to lender members the benefits they expected to receive in using the LendingClub platform.
Due to the legal uncertainty regarding the sales of promissory notes offered through the LendingClub platform under the Company’s prior operating structure as described above, the Company decided to restructure its operations to resolve such uncertainty. The Company began its implementation of this decision on April 7, 2008, when it ceased offering lender members the opportunity to make purchases on the LendingClub platform, ceased accepting new lender member registrations and ceased allowing new funding commitments from existing lender members. The Company then filed the registration statement (the “Registration Statement”) with the SEC to register the issuance and sale of Notes under the Company’s new operating structure. The Company resumed accepting new lender members and allowing transactions with lender members starting October 13, 2008, after the date the Registration Statement became effective.
On June 20, 2008, the Company filed the Registration Statement. The change in the operation of the Company’s platform, as well as the Company’s adoption of new accounting pronouncements, had a significant impact on the Company’s financial statements and results of operations for periods following the effective date of the Registration Statement. Because the Notes are a novel financing structure, we will continue to evaluate the impact the changes this shift in our operations will have on our financial condition, results of operations and cash flows.
The Company adopted the provisions of SFAS No. 157, and SFAS No. 159. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company applied the provisions of SFAS 159 to the CM Loans and Notes issued under the Registration Statement. The Company did not apply the provisions of SFAS 159 to prior member loans originated before effectiveness of the Registration Statement.
17. Employee Benefit Plan
The Company maintains a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute their annual compensation up to the maximum limit imposed by federal tax law. The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through March 31, 2009.

18. Subsequent Events
On May 18, 2009, the Company entered into a new secured loan facility (the “May 2009 loan facility”) with the same lenders who had previously provided our growth capital term loan and our financing term loan, and amended the financing term loan and the growth capital term loan to accommodate the new borrowing. The May 2009 term loan allows us to borrow up to $4.0 million at an interest rate of 10.0% per annum. We also paid a commitment fee of $20,000 and $9,850 of the lenders’ expenses in connection with the facility. The borrowings are to be used to fund borrower member loans (“Funded Loans”) on our lending platform. The borrowings under the May 2009 loan facility are secured by a blanket lien on substantially all of our assets, except for our intellectual property rights and certain deposit accounts. Payments we receive in respect of member loans on which our CM Loans are dependent are also excluded from the blanket lien. The lenders also received the right to invest up to $500,000 each in our next round of equity financing on the same terms as offered to other investors. Additionally, the May 2009 loan facility requires LendingClub to deposit with one of the lenders a certificate of deposit in the amount of $300,000 (“CD Collateral”) until repayment. On a monthly basis, the Company also agreed to maintain a minimum ratio of (i) the sum of CD Collateral and outstanding balance of Funded Loans which are current in their payment status to (ii) outstanding balance under the Loan and Security Agreement of 1.05:1. In the event that this ratio is less than 1.05:1, then the Company must increase CD Collateral to meet the required ratio. In connection with this facility, we issued a fully vested warrants to purchase 374,180 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share to the Lenders. As of May 31, 2009, we have drawn down $2.0 million under the facility.
On June 3, 2009, the Company granted 1,143,478 options to purchase shares of its common stock to its employees under the Option Plan. The options have an exercise price of $0.23 and will vest with respect to 25% of the shares upon the employee’s completion of one year of service measured from the vesting commencement date and the balance of the option shares in a series of twelve successive equal quarterly installments upon the employee’s completion of each additional quarter of service over the thirty-six month period measured from the first anniversary of the vesting commencement date.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 2009

LendingClub Corporation

By:	/s/ Renaud Laplanche Renaud Laplanche
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Renaud Laplanche Renaud Laplanche	Chief Executive Officer and Director (Principal Executive Officer)	June 16, 2009

/s/ Howard Solovei Howard Solovei	Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	June 16, 2009

/s/ Jeffrey M. Crowe Jeffrey M. Crowe	Director	June 16, 2009

/s/ Daniel Ciporin Daniel Ciporin	Director	June 16, 2009

/s/ Rebecca Lynn Rebecca Lynn	Director	June 16, 2009

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of LendingClub Corporation, dated March 12, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed March 19, 2009)

3.2		Amended and Restated Bylaws of LendingClub Corporation

4.1		Form of Member Payment Dependent Note (included as Exhibit A in Exhibit 4.2)

4.2		Form of Indenture between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of the Company’s Form S-1/A, filed October 9, 2008)

4.3		Form of Note Purchase Agreement (incorporated by reference to Exhibit 4.3 of the Company’s Form S-1/A, filed October 9, 2008)

10.1		Form of Loan Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form S-1/A, filed October 9, 2008)

10.2		Form of Borrower Membership Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form S-1/A, filed October 9, 2008)

10.3		Amended and Restated Loan and Security Agreement, dated as of October 7, 2008, between LendingClub Corporation and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 of the Company’s Form S-1/A, filed October 9, 2008)

10.4		Second Amendment to Amended and Restated Loan and Security Agreement, dated May 18, 2009, by and among LendingClub Corporation and Silicon Valley Bank (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed May 22, 2009)

10.5		Loan and Security Agreement, dated as of February 19, 2008, between LendingClub Corporation, the Gold Hill Lenders referenced on Exhibit A attached thereto, Gold Hill Venture Lending 03, LP, and Silicon Valley Bank, as amended on September 26, 2008 and October 7, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Form S-1/A, filed October 9, 2008)

10.6		Fourth Amendment to Loan and Security Agreement, dated May 18, 2009, by and among, LendingClub Corporation, Gold Hill Venture Lending 03, LP, and Silicon Valley Bank (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed May 22, 2009)

10.7		LendingClub Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1, filed June 20, 2008)

10.8		Amendment No. 3 to LendingClub Corporation 2007 Stock Incentive Plan

10.9		Form of Secured Promissory Note (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1, filed June 20, 2008)

10.10		Form of Warrant (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1, filed June 20, 2008)

10.11	*	Loan Account Program Agreement, dated as of December 10, 2007, by and between LendingClub Corporation and WebBank

10.12	*	Loan Sale Agreement, dated as of December 10, 2007, by and between LendingClub Corporation and WebBank

10.13		First Amendment to Loan Account Program Agreement, dated as of April 30, 2008, by and between LendingClub Corporation and WebBank

10.14	*	Second Amendment to Loan Account Program Agreement and First Amendment to Loan Sale Agreement, dated as of October 8, 2008, by and between LendingClub Corporation and WebBank

10.15		Hosting Services Agreement, dated as of October 6, 2008, between LendingClub Corporation and FOLIOfn Investments, Inc.

10.16	*	Services Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc.

10.17		License Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc.

Exhibit No.	Description

10.18	Series A Preferred Stock Purchase Agreement, dated as of August 21, 2007, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A

10.19	Series B Preferred Stock Purchase Agreement, dated as of March 13, 2009, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A

10.20	Amended and Restated Investor Rights Agreement, dated as of March 13, 2009, by and among LendingClub Corporation and the investors listed on Exhibit A thereto

10.21	Amended and Restated Voting Agreement, dated as of March 13, 2009, by and among LendingClub Corporation, those certain holders of the Company’s Common Stock listed on Exhibit A thereto, the persons and entities listed on Exhibit B thereto, and the persons and entities listed on Exhibit C thereto

10.22	Amended and Restated Right of First Refusal and Co-Sale Agreement, dated as of March 13, 2009, by and among LendingClub Corporation, each of the persons and entities listed on Exhibit A thereto, and each of the persons listed on Exhibit B thereto

10.23	Loan and Security Agreement, dated as of May 18, 2009, by and among LendingClub Corporation, the Gold Hill Lenders referenced on Exhibit A attached thereto, and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed May 22, 2009)

10.24	Warrant to Purchase Stock, dated May 18, 2009, issued to Silicon Valley Bank (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed May 22, 2009)

10.25	Warrant to Purchase Stock, dated May 18, 2009, issued to Gold Hill Venture Lending 03, LP (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed May 22, 2009)

23.1	Consent of Armanino McKenna LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice President, Finance and Administration Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Vice President, Finance and Administration Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act.