Form 10-Q
period 2009-06-30
LendingClub Corp
filed 2009-08-12
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2009, there were 8,245,060 shares of the registrant’s common stock outstanding.

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
We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in forward-looking statements. We have included important factors in the “Risk Factors” section that could cause actual results or events to differ materially from these forward-looking statements. You should carefully review those factors and also the risks outlined in other documents we have filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and the Prospectus for the Member Payment Dependent Notes dated July 30, 2009. In this Quarterly Report on Form 10-Q, we refer to the Member Payment Dependent Notes that we issue to investors as the “Notes,” and we refer to the corresponding loans made to borrower members as “CM Loans.” Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LendingClub Corporation
Condensed Balance Sheets

	June 30,
	2009	March 31,
	(unaudited)	2009
ASSETS

Cash and cash equivalents	$8,265,576	$11,998,541
Restricted cash	1,252,000	452,000
Member loans held for investment, net of allowance for loan losses	12,070,892	9,918,479
CM Loans held for investment, at fair value	13,199,235	8,239,909
Other receivables	45,009	71,594
Loan servicing rights, at fair value	45,932	56,116
Prepaid expenses and other assets	325,096	63,620
Property and equipment, net	158,729	139,993
Deposits	53,350	146,548

Total assets	$35,415,819	$31,086,800

LIABILITIES

Accounts payable	$848,749	$630,452
Accrued expenses	378,125	424,249
Notes, at fair value	13,196,490	8,238,597
Deferred revenue	45,932	56,117
Loans payable, net of debt discount	11,499,988	9,647,804

Total liabilities	25,969,284	18,997,219

Commitments and contingencies (see Note 14)
PREFERRED STOCK

Preferred Stock	28,462,446	28,462,446

Total preferred stock	28,462,446	28,462,446

STOCKHOLDERS’ DEFICIT

Common stock	82,321	82,207
Additional paid-in capital	3,662,088	3,444,301
Accumulated deficit	(22,760,320)	(19,899,373)

Total stockholders’ deficit	(19,015,911)	(16,372,865)

Total liabilities, preferred stock and stockholders’ deficit	$35,415,819	$31,086,800

The accompanying notes are an integral part of these condensed financial statements.

LendingClub Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Revenues
Member loans held for investment
Interest income, net	$332,709	$215,294
Interest expense	(336,786)	(279,119)

Net interest income (loss), member loans held for investment	(4,077)	(63,825)
Provision for loan losses	(463,675)	(155,201)

Net interest income (loss) after provision for loan losses	(467,752)	(219,026)

CM Loans and Notes held for investment at fair value
Interest income/(expense), CM Loans, net	160,988	—
Interest (expense)/income, Notes, net	(5,826)	—

Net interest income/(loss), CM Loans and Notes held for investment at fair value	155,162	—

Amortization of loan servicing rights	7,888	18,826
Other revenue	7,850	674

Total (losses)/revenues	(296,852)	(199,526)

Operating expenses
Sales, marketing and customer service	1,088,083	519,007
Engineering	426,071	508,968
General and administrative	1,049,941	2,485,782

Total operating expenses	2,564,095	3,513,757

Loss before provision for income taxes	(2,860,947)	(3,713,283)

Provision for income taxes	—	—

Net loss	(2,860,947)	(3,713,283)

Amortization of beneficial conversion feature on convertible preferred stock	—	22,344

Net loss attributable to common stockholders	$(2,860,947)	$(3,690,939)

Basic and diluted net loss per share	$(0.35)	$(0.45)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,223,810	8,190,000
The accompanying notes are an integral part of these condensed financial statements.

LendingClub Corporation
Condensed Statements of Preferred Stock and Stockholders’ Deficit

					Additional		Total	Total Preferred Stock
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	and Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficit
Balances, March 31, 2009	31,776,631	$28,462,446	8,220,685	$82,207	$3,444,301	$(19,899,373)	$(16,372,865)	$12,089,581
Stock-based compensation expense related to options granted to employees	—	—	—	—	29,969	—	29,969	29,969
Issuance of Series B convertible preferred stock warrants in connection with term loan agreements	—	—	—	—	184,860	—	184,860	184,860
Issuance of common stock upon exercise of options	—	—	11,375	114	2,958	—	3,071	3,071
Net loss	—	—	—	—	—	(2,860,947)	(2,860,947)	(2,860,947)

Balances, June 30, 2009	31,776,631	$28,462,446	8,232,060	$82,321	$3,662,088	$(22,833,822)	$(19,089,413)	$9,446,535

The accompanying notes are an integral part of these condensed financial statements.

LendingClub Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(2,860,947)	$(3,713,283)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	16,230	14,076
Amortization of debt issuance costs	1,760	—
Non-cash interest expense	324,967	105,484
Non-cash interest income	(255,191)	—
Stock based compensation expense	29,969	16,766
Change in fair value of loan servicing rights	10,184	(4,249)
Interest capitalized on loans	23,910	(26,793)
Provision for loan losses	463,675	155,201
Changes in operating assets and liabilities
Other receivables	26,585	(1,251)
Deposits	93,198	—
Prepaid expenses and other assets	(261,476)	13,118
Accounts payable	218,297	751,013
Accrued expenses	(46,124)	698,824
Deferred revenue	(10,185)	4,249

Net cash used in operating activities	(2,225,148)	(1,986,845)

Cash flows from investing activities
Member loans originated	(3,897,175)	(2,004,350)
Origination of CM Loans held at fair value	(6,119,201)	—
Repayment of member loans originated	1,257,177	645,795
Repayment of CM Loans held at fair value	904,606	—
Increase in restricted cash	(800,000)	—
Purchase of property and equipment	(5,054)	(17,744)

Net cash used in investing activities	(8,659,647)	(1,376,299)

Cash flows from financing activities
Proceeds from issuance of notes payable	3,068,328	3,707,964
Proceeds from issuance of Notes held at fair value	6,119,200	—
Payments on notes payable	(1,132,653)	(558,628)
Payments on Notes held at fair value	(906,116)	—
Proceeds from issuance of Series A convertible stock warrants		3,708
Proceeds from issuance of common stock	3,071	—

Net cash provided by financing activities	7,151,830	3,153,044

Net decrease in cash and cash equivalents	(3,732,965)	(210,100)

Cash and cash equivalents — beginning of period	11,998,541	5,605,179

Cash and cash equivalents — end of period	$8,265,576	$5,395,079

Supplemental disclosure of cash flow information:

Cash paid for interest	$528,103	$173,634

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A convertible preferred stock warrants in connection with term loan agreement	$—	$281,254
Issuance of Series B convertible preferred stock warrants in connection with term loan agreement	$184,860	$—

The accompanying notes are an integral part of these condensed financial statements.

LENDINGCLUB CORPORATION
Notes to Condensed Financial Statements
(Unaudited)
1. Basis of Presentation
The condensed balance sheet as of June 30, 2009, the condensed statements of operations for the three months ended June 30, 2009 and 2008, and the condensed statements of cash flows for the three months ended June 30, 2009 and 2008, have been prepared by LendingClub Corporation (“LendingClub” or the “Company”) and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made for a fair presentation of interim results. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed balance sheet as of March 31, 2009 has been derived from the audited financial statements at that date.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.
2. Summary of Significant Accounting Policies
Other than the changes described under Revenue Recognition in this footnote below and Note 5 — CM Loans and Notes Held for Investment at Fair Value, which we implemented beginning on October 13, 2008, there have been no material changes to any of our significant accounting policies and estimates.
Liquidity
We have incurred operating losses since our inception. For the three months ended June 30, 2009 and 2008, we incurred a net loss of $2,860,947and $3,713,283, respectively. For the three months ended June 30, 2009 and 2008, we had negative cash flow from operations of $2,225,148 and $1,986,845 respectively. Additionally, we have an accumulated deficit of $22,760,320 since inception and a stockholders’ deficit of $19,015,911 as of June 30, 2009.
Since our inception, we have financed our operations through debt and equity financing from various sources. We are dependent upon raising additional capital or seeking additional debt financing to fund our current operating plans. Failure to obtain sufficient debt and equity financing and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern. Further, there can be no assurance as to the availability or terms upon which the required financing and capital might be available.
During the year ended March 31, 2009, we raised $4,707,964 in funding from the issuance of our private placement notes, $1,400,000 in additional funding under our growth capital term loan, and $1,000,000 in additional funding from our financing term loan, all as further discussed in Note 6 — Loans Payable. On September 29, 2008, we issued and sold 3,802,815 shares of Series A convertible preferred stock for aggregate cash consideration, net of issuance costs, of $4,026,473, and we issued 990,212 shares of Series A convertible preferred stock in connection with the conversion of convertible notes, which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575. In the second half of the year ended March 31, 2009, we sold 1,309,857 shares of Series A convertible preferred stock for aggregate cash consideration, net of issuance costs, for $1,360,420 and sold 16,036,346 shares of Series B convertible preferred stock for aggregate cash consideration, net of issuance costs, for $11,897,738.
During the three months ended June 30, 2009, we raised $3,100,000 through the issuance of notes payable in connection with our May 2009 term loan and our private placement notes, see Note 6 — Loans Payable.
Use of estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Cash and cash equivalents
Cash and cash equivalents include various deposits with financial institutions in checking and short-term money market accounts. We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Such deposits periodically exceed amounts insured by the FDIC.
Restricted cash
At June 30, 2009 and 2008, restricted cash consists primarily of funds held in escrow in certificates of deposit, at the banks associated with the loan facilities described in Note 6 — Loans Payable, and by our operating banks as security for transactions on our platform.
Member loans held for investment
We fund member loans ourselves from time to time to ensure a sufficient level of funding for borrower members. The majority of funds for such loans were obtained through our borrowings under loan facilities with various entities (see Note 6 — Loans Payable). As of June 30, 2009 and 2008, we had funded and retained an aggregate total of $18,940,200 and $6,716,151, respectively, of member loans to borrower members. These member loans are classified as held for investment based on management’s intent and ability to hold such member loans for the foreseeable future or to maturity. Member loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses incurred as of the balance sheet date. A member loan’s cost includes its unpaid principal balance along with unearned income, comprised of fees charged to borrower members offset by incremental direct costs for loans originated by us. Unearned income is amortized ratably over the member loan’s contractual life using the effective interest method.
Allowance for loan losses
We may incur losses in connection with member loans we hold for investment if the borrower members fail to pay their monthly scheduled loan payments. We provide for incurred losses on these loans with an allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”) and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). The allowance for loan losses is a valuation allowance established to provide for estimated incurred credit losses in the portfolio of member loans held for investment at the balance sheet date.
The allowance for loan losses is evaluated on a periodic basis by management, and represents an estimate of potential credit losses based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through our collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex and requires judgment by management about the effect of matters that are inherently uncertain.
A member loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Our member loan portfolio is comprised primarily of small groups of homogeneous, unsecured loans made to borrower members, which loans are evaluated for impairment at least every 120 days based on their payment status and information gathered through our collection efforts. Our estimate of the required allowance for loan losses is developed by estimating both the rate of default of the loans within each FICO band, a loan’s collection status and the amount of probable loss in the event of a borrower member default. Loan losses are charged against the allowance when management believes the loss is confirmed. We make an initial assessment of whether a specific reserve is required on each delinquent loan no later than the 150th day of delinquency of that loan. As of June 30, 2009, we had identified and fully reserved $420,466 on 69 loans. Our aggregate allowance for loan losses was $1,345,527 at June 30, 2009. For the three months ended June 30, 2009, we charged off a total of 33 loans with an aggregate principal balance of $228,875. There were no loans charged off in the three months ended June 30, 2008.
CM Loans and Notes held for investment at fair value
Starting October 13, 2008, our investors have had the opportunity to buy Notes issued by us. These Notes are special limited recourse obligations of LendingClub. Each series of Notes corresponds to a single CM Loan originated through our platform. In conjunction with this new operating structure effective as of October 13, 2008, for CM Loans and Notes, we adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Measurements” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We applied the provisions of SFAS 159 to the Notes and CM Loans.

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
Revenue recognition
Revenues primarily result from interest income and transaction fees earned on member loans originated through our online platform. Transaction fees include origination fees (borrower member paid) and servicing fees (investor paid). Together we classify interest and fees earned on member loans as interest income (See Note 13 — Net Interest Income).
Revenues related to member loan origination fees are recognized in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Non-refundable Fees and Costs.” The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of June 30, 2009, ranged from 0.75% to 3.50% of the aggregate member loan amount. The member loan origination fee is included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A member loan is considered funded when the Automated Clearing House (“ACH”) transaction has been initiated by WebBank to the borrower member’s bank account.
Lender servicing fee revenue is recognized in accordance with Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 156”). Currently, a 1.00% service charge is charged to the investor at the time that we receive any payments from the borrower member and make any payments to the investor’s account. The service charge is deducted from any payments received on a member loan before the net amounts of those payments are allocated to the investors’ accounts.

Our treatment of interest and fee income is determined by the category that each member loan origination falls into, which are:
•	Third Party Purchased Member Loans — Member loans originated through our platform and sold to third party lender members through April 7, 2008.

•	Member Loans Originated as CM Loans — CM Loans originated on or after October 13, 2008.

•	LendingClub Funded Member Loans — Member loans we funded ourselves, irrespective of when originated.
Third Party Purchased Member Loans
These member loans are considered to have been sold to the lender members. As such, we recognize only origination fee and servicing fee revenue on these member loans and do not provide an allowance for loan losses. We recognize a servicing asset and corresponding servicing liability as a result of this sale in accordance with SFAS 156, and amortize the asset into interest income as payments are received on the member loans.
At June 30, 2009, gross future expected servicing fees related to these member loans was estimated to be $45,932 net of estimated future loan losses that would impair the value of this asset, which losses were estimated using methods similar to those described in Allowance for loan losses in this footnote above. We have insufficient history to predict prepayments. However we believe that, based on our competitive interest rates, borrower members are unlikely to prepay their member loans in any great volume. Indeed for many borrower members, the main reason for securing a member loan with us is to provide needed cash flow at more attractive interest rates than could be obtained from other sources.
Further, because the earnings process is deemed to be complete at the time these member loans were transferred to the investors, and because there is no recourse to us in the event of default by the borrower member, we recognized 100% of the origination fee as revenue at the time the member loan was transferred to the purchaser and included the fee in interest income.
Member Loans Originated as CM Loans
Lender members are no longer able to purchase member loans. Rather, as described above, each member loan is recorded as a note receivable, or CM Loan, funded by us, while Notes, which are special limited recourse obligations of LendingClub corresponding to those CM Loans, are recorded as notes payable issued by us to investors. As we receive payments of principal and interest on the CM Loans we in turn make principal and interest payments on the Notes. These principal payments reduce the carrying value of both the CM Loans and Notes. If we do not receive payments on the CM Loans, we are not obligated to and will not make payments on the corresponding Notes. In light of this new structure, we adopted the provisions of SFAS 159 which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.
We do not directly record servicing fee revenue from these CM Loans, but rather recognize interest income on our CM Loans related to these member loans based on the full amount of the loan payment at the stated interest rate to the borrower member without regard to the servicing fee. We correspondingly record interest expense on the corresponding Note based on the post-service fee payment we make to those investors, which results in an interest rate and an interest expense on these Notes which is lower than that for the CM Loans. Origination fees on these CM Loans are recognized upon origination and included in interest income.
In accordance with SFAS 159, we disclose the estimated amount of gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the gains or losses attributed to changes in instrument-specific credit risk were determined. As such, we do not record a specific loan loss allowance related to CM Loans and Notes in which we have elected the fair value option. Rather, we estimate the fair value of CM Loans and Notes using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the CM Loans and Notes and the amount of loss in the event of default using methodologies similar to those used for member loans we have funded ourselves. At origination and at each reporting period, we recognize as interest expense an amount equal to our estimated loan losses for the Notes, and interest income in an amount equal to our estimated loan losses on these CM Loans. As these items are amortizing at slightly different interest rates however, these amounts are not equal. Our net interest income related to these CM Loans and Notes is further described in Note 13— Net Interest Income.
LendingClub Funded Member Loans
We have ourselves funded approximately $19.0 million of member loans originated through the platform. When a CM Loan has been partially or fully funded by us, we retain the portion of the borrower member’s monthly loan payment that corresponds to the percentage of the member loan that we have funded. In these cases, we record interest income on these notes receivable.
Origination fees from member loans funded by us are offset by our direct loan origination costs. The net amount is initially deferred and subsequently amortized ratably over the term of the member loan as an adjustment to yield, and is reported in the accompanying statements of operations as interest income. As of June 30, 2009 and 2008, we had net unamortized deferred loan origination costs/(revenue) of $77,554 and ($28,451), respectively (see Note 4 — Member Loans Held for Investment). These deferred loan origination costs/(revenue) will be amortized monthly as interest expense/(income) through the remaining life of the related, member loans.

Concentrations of credit risk
Financial instruments that potentially subject us to significant concentrations of credit risk, consist principally of cash, cash equivalents, restricted cash, and member loans held for investment. We hold our cash, cash equivalents and restricted cash in accounts at high-credit quality financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds the FDIC insured amounts. We perform credit evaluations of our borrower members’ financial condition and do not allow borrower members to have more than two member loans outstanding at any one time. We do not require collateral for member loans, but we maintain reserves for potential credit losses, as described above.
Stock-based compensation
We apply Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) to account for equity awards made to employees. SFAS 123R requires all share-based payments made to employees, including grants of employee stock options, restricted stock and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.
SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price.
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
New accounting pronouncements
In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until April 1, 2010. FSP No. 157-2 is effective upon issuance. We adopted SFAS No. 157 and FSP No. 157-1 as of December 31, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. See Note 5 — CM Loans and Notes Held for Investment at Fair Value for related disclosure. We are currently evaluating the impact of FSP No. 157-2, which may require additional disclosure.
In April 2009, the FASB issued Statement FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which requires (i) disclosure of the fair value of all financial instruments for which it is practicable to estimate that value in interim period financial statements as well as in annual financial statements, (ii) that the fair value information be presented together with the related carrying amount of the asset or liability, and (iii) disclosure of the methods and significant assumptions used to estimate the fair value and changes, if any, to the methods and significant assumptions used during the period. The FSP is effective for interim periods ending after June 15, 2009, and requires additional disclosures in interim periods which were previously only required in annual financial statements starting with this Form 10-Q. This disclosure is presented in Note 4 — Member Loans Held for Investment.
In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”), to establish general standards of accounting for and disclosure of subsequent events. FAS 165 renames the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and modifies the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. This will require entities to disclose the date, through which an entity has evaluated subsequent events and the basis for that date (the issued date for public companies). FAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and will be applied prospectively. This disclosure is presented in Note 15 — Subsequent Events.

3. Net Loss Attributable to Common Stockholders
We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.
In January 2008, as detailed in Note 7 — Convertible Notes Payable, we issued two subordinated convertible promissory notes totaling $1,000,000. Additionally, in connection with the issuance of these subordinated convertible promissory notes, we issued warrants to purchase 234,742 shares of Series A convertible preferred stock, and we recorded a beneficial conversion feature of $178,755 of which a total of $0 and $22,344 was amortized to interest expense during the three months ended June 30, 2009 and 2008, respectively. In September 2008, these notes were converted into 990,212 shares of the Company’s Series A preferred stock, however, because the convertible preferred stock and the subordinated convertible promissory notes are deemed to be anti-dilutive, they were excluded from the computation of basic earnings per share. The net loss attributable to common stockholders has been decreased by the value of this amortized beneficial conversion feature.
The following table details the computation of the net loss per share (unaudited):

	Three Months Ended June 30,
	2009	2008

Net loss	$(2,860,947)	$(3,713,283)
Add: amortization of beneficial conversion feature on convertible preferred stock	—-	22,344

Net loss attributable to common stockholders	$(2,860,947)	$(3,690,939)

Weighted-average common shares outstanding, basic and diluted	8,223,810	8,190,000
Net loss per common share:

Basic and diluted	$(0.35)	$(0.45)
Due to the losses attributable to common stockholders for each of the periods presented in the table below, the following potentially dilutive shares are excluded from the basic and diluted net loss per share calculation as including such shares in the calculation would be anti-dilutive.

	Three Months Ended June 30,
(Unaudited)	2009	2008
Excluded Securities:
Weighted-average Series A convertible preferred stock	15,740,285	9,637,401
Weighted-average Series B convertible preferred stock	16,036,346	—
Weighted-average restricted stock options issued to employees	2,317,135	1,379,527
Weighted-average warrants and contingent shares outstanding	1,771,912	1,140,793

Total common stock equivalents excluded from diluted net loss per share	35,865,678	12,157,721

4. Member Loans Held for Investment
Member loans funded by us and held for investment are as follows (unaudited):

	As of June 30,
	2009	2008

Unsecured member loans, net of chargeoffs	$13,338,864	$8,013,411
Deferred origination costs/(revenue), net	77,554	(28,451)

	13,416,418	7,984,960
Allowance for loan losses	(1,345,526)	(528,825)

Member loans held for investment, net	$12,070,892	$7,456,135

We provide an allowance for loan losses for member loans funded by us in accordance with SFAS 114 and SFAS 5. The allowance for loan losses is a valuation allowance established to provide for estimated credit losses in the portfolio of member loans held for investment at the balance sheet date. As of June 30, 2009, we had fully reserved for our portion of 69 member loans with an aggregate LendingClub funded member loan principal balance of $420,466.
Changes in the allowance for loan losses, the composition of the allowance for loan losses and the allowance for loan losses were as follows (unaudited):

Balance at March 31, 2009	$1,110,726
Chargeoffs	(228,875)
Provision for loan losses	463,675

Balance at June 30, 2009	$1,345,526

We believe that the credit and interest rate risks of our member loans held for investment are substantially similar to those of our CM Loans, which we measure at fair value (see Note 5 — CM Loans and Notes Held for Investment at Fair Value). In fact, both of these instruments are originated through our lending platform, and in many instances a portion of a member loan may be carried as a member loan held for investment, while another portion of that same member loan will become a CM Loan and related Notes will be issued. Further, because of the similarity of these two instruments, our methodology for recording realized and unrealized gains on our CM Loans is substantially similar to the methodologies we use to measure our provision for loan loss allowances and chargeoffs on our member loans held for investment (see Note 2 — Summary of Significant Accounting Policies, Revenue Recognition, Member Loans Originated as CM Loans). Based on these similarities, we therefore believe that the fair value of our member loans held for investment is equivalent to their carrying value.
5. CM Loans and Notes Held for Investment at Fair Value
At June 30, 2009, we had the following assets and liabilities measured at fair value on a recurring basis (unaudited):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
CM Loans	—	—	$13,199,235	$13,199,235

Liabilities
Notes	—	—	$13,196,490	$13,196,490
At June 30, 2008, we had no assets and liabilities measured at fair value.
Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2009 (unaudited):

	CM Loans	Notes
Fair value at March 31, 2009	$8,239,909	$8,238,597
Originations	6,119,200	6,119,200
Principal repayments	(904,606)	(906,116)

Outstanding principal	13,454,503	13,451,681
Realized and unrealized gains(losses) included in earnings	(255,268)	(255,191)

Fair value at June 30, 2009	$13,199,235	$13,196,490

The majority of realized and unrealized gains(losses) included in earnings are attributable to changes in instrument-specific credit risk and are reported on the “Interest income/(expense), CM Loans, net” and “Interest income/(expense), Notes, net” line items. The majority of total realized and unrealized gains(losses) were related to Level 3 instruments held at March 31, 2009.
We had no originations of CM Loans or issuances of Notes prior to the year ended March 31, 2009. At June 30, 2009, we had five CM Loans representing $33,356 of outstanding CM Loan principal and $8,016 of CM Loan fair value which were 90 days or more delinquent, and $8,014 of Notes principal fair value which had not been paid for 90 days or more. At June 30, 2009, we had nine CM Loans representing $50,041 of outstanding CM Loan principal and $3,176 of CM Loan fair value which were on non-accrual status, and $3,175 of Notes principal fair value which were on non-accrual status.
6. Loans Payable
Loans payable consists of the following (unaudited):

	June 30,
	2009	2008

Growth capital term loan	$2,384,486	$2,489,400
Unamortized discount on growth capital term loan	(52,550)	(63,197)
Financing term loan	3,305,268	3,276,305
Unamortized discount on financing term loan	(155,898)	(213,909)
May 2009 term loan	2,941,786	—
Unamortized discount on May 2009 term loan	(174,590)	—
Notes payable to private placement investors	3,464,176	3,636,980
Unamortized discount on notes payable	(212,689)	(268,291)

Total loans payable	$11,499,989	$8,857,288

At June 30, 2009, future maturities due on all loans payable were as follows (unaudited):

Year ending March 31,
2010	$4,095,877
2011	5,555,332
2012	2,213,299
2013	231,208

12,095,716
Less amount representing debt discount	(595,727)

Total loans payable	$11,499,989

Growth capital term loan
In October 2007, we entered into a loan and security agreement with a bank that allows for borrowings of up to $3,000,000 for working capital needs. In October 2008, we entered into an amendment to the agreement to increase the amount of the borrowing available under the agreement to $4,000,000. The loan is secured by substantially all of our assets except our intellectual property rights and payments received on our CM Loans. Borrowings bear interest at a fixed rate of 8.5% per annum. Each advance is repayable in 36 equal monthly installments of principal and interest commencing the first day of the month following the advance.
In connection with this loan agreement, we issued a fully vested warrant to purchase 98,592 shares of Series A convertible preferred stock, for which we recorded a debt discount of $84,263. The bank also received the right to invest up to $500,000 in our next round of equity financing on the same terms as offered to other investors. The growth capital term loan also requires us to maintain a certificate of deposit with the bank of $150,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. At June 30, 2009, no amounts were available for future financing under this agreement.
On October 7, 2008, we entered into amendments to our growth capital term loan and financing term loan. These amendments became effective as of October 10, 2008, whereby the lenders waived certain or our past covenant violations and consented to our new operating structure. In connection with the amendments to one of these facilities, we issued the lender a fully vested warrant to purchase 37,558 shares of Series A convertible preferred stock at an exercise price of $1.065 per share and recorded an expense of $29,782 (see Note 9 — Preferred Stock).
In December 2008, we drew down the remaining $1,000,000 of availability under this line and issued a fully vested warrant to purchase 28,170 shares of Series A convertible preferred stock at an exercise price of $0.27 per share (see Note 9 — Preferred Stock), and recorded a debt discount of $21,651.
Amortization of the debt discounts recorded for this loan were $8,826 and $7,022 in the three months ended June 30, 2009 and 2008, respectively, and were recorded as interest expense.
Financing term loan
In February 2008, we entered into a loan and security agreement with a lender that provides for financing of up to $5,000,000 to be lent out to borrower members funded by us. The financing term loan was available for advances through June 30, 2008, but was subsequently amended in October 2008 to allow availability through December 31, 2008. The interest rate is fixed at 10.0% per annum. The agreement requires that proceeds received from borrower member payments on member loans funded by us be used to pay down the financing term loan. The financing term loan is secured by substantially all of our assets of except our intellectual property rights and payments received on the CM Loans. The financing term loan requires us to maintain a certificate of deposit with a bank of $250,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets.
In February and March 2008, we received advances totaling $3,600,000. During the year ended March 31, 2009, we drew down the remaining $1,400,000 available under the financing term loan and issued fully vested warrants to purchase 39,436 shares of Series A convertible preferred stock at $1.065 per share (see Note 9 — Preferred Stock). In connection with this loan agreement, from inception through June 30, 2009, we issued fully vested warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock. We recorded total debt discounts of $277,962. The lender also received the right to invest up to $500,000 in our next round of equity financing on the same terms as offered to other investors. At June 30, 2009, the financing term loan was fully drawn.
Amortization of the debt discounts recorded for this loan were $23,164 and $20,597 in the three months ended June 30, 2009 and 2008, respectively, and were recorded as interest expense.
May 2009 term loan
On May 18, 2009, we entered into a new secured loan facility with two of our existing lenders, or the May 2009 term loan, and amended the prior growth capital term loan and financing term loan to accommodate the new borrowing. The May 2009 term loan allows us to borrow up to $4,000,000 at an interest rate of 10.0% per annum. We also paid a commitment fee of $20,000 and $9,850 of the lenders’ expenses in connection with the facility. The borrowings are to be used to fund member loans. The borrowings are secured by a blanket lien on substantially all of our assets, except our intellectual property rights, certain deposit accounts and payments received on CM Loans. The lenders also received the right to invest up to $500,000 each in our next round of equity financing on the same terms offered to other investors. Additionally, the May 2009 term loan was secured with a certificate of deposit in the amount of $300,000 until repayment. On a monthly basis, we also agreed to maintain a minimum ratio of (i) the sum of the certificate of deposit collateral and the outstanding balance of member loans funded with the borrowing which are current in their payment status to (ii) outstanding balance under the loan facility of 1.05:1. In the event this minimum collateral ratio is less than 1.05:1, we must increase the certificate of deposit to meet the minimum collateral ratio. In connection with this loan facility, we issued each lender a fully vested warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share. We recorded a debt discount related to the issuance of these warrants of $184,860. Amortization of the debt discounts recorded for this loan were $10,270 and $0 in the three months ended June 30, 2009 and 2008, respectively, and were recorded as interest expense. During the three months ended June 30, 2009, we borrowed $3,000,000 under the May 2009 term loan.
Notes payable to private placement investors
During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,707,964. Each note is repayable over three years and bears interest at the rate of 12% per annum. In June 2009, we issued an additional $100,000 of notes which bear interest at the rate of 8% per annum. We are using the proceeds of these notes to fund member loans. In connection with origination of these notes payable, we issued fully vested warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock (see Note 9 — Preferred Stock). We recorded a debt discount of $329,271, and amortization of the debt discount was recorded as interest expense of $27,439 and $13,232 for the three months ended June 30, 2009 and 2008, respectively.
7. Convertible Notes Payable
In January 2008, we issued subordinated convertible promissory notes (the “convertible notes”) to two venture capital stockholders with principal amounts of $500,000 each, under the terms of a note and warrant purchase agreement. The convertible notes bear interest at the rate of 8% per annum, and principal and interest are due in full on January 24, 2010, unless an equity financing with total proceeds of at least $3,000,000 occurs first. Should such equity financing occur, the principal balance and accrued interest of the convertible notes will automatically convert into equity securities at the same price and under the same terms as those offered to the other equity investors.
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
In connection with the issuance of the convertible notes, we issued warrants to purchase an aggregate of 234,742 shares of Series A convertible preferred stock to the convertible notes holders and recorded a debt discount of $178,755. This debt discount was amortized into interest expense over the life of the convertible notes. At June 30, 2009, the unamortized balance of the debt discount was $0, and the related interest expense recognized during the three months ended June 30, 2009 and 2008 was $0 and $22,344, respectively.
In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features,” and EITF No. 00-27, “ Application of Issue No. 98-5 to Certain Convertible Instruments,” the intrinsic value of the beneficial conversion feature (“BCF”) was determined to be equal to the fair value of the warrants as estimated above. Accordingly, we recorded a beneficial conversion feature of $178,755. This amount was amortized into interest expense over the life of the convertible notes. At June 30, 2009, the unamortized balance of the loan discount was $0, and the related interest expense recognized during the three months ended June 30, 2009 and 2008 was $0 and $22,344, respectively.
8. Related Party Transactions
Of the notes payable to private placement investors described in Note 6 — Loans Payable, $625,000 of original principal was invested by related parties. The terms on these notes were identical to those described above.

9. Preferred Stock
Convertible preferred stock
In March 2009, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares which we are authorized to issue from 49,500,000 shares to 83,200,000 shares, 50,000,000 of which are common stock, and 33,200,000 of which are preferred stock.
In July 2009, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares which we are authorized to issue from 83,200,000 shares to 83,600,000 shares, 50,000,000 of which are common stock, and 33,600,000 of which are preferred stock.
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
Conversion — Each share of Series A and Series B convertible preferred stock is convertible, at the option of the holder, initially, into one share of common stock (subject to adjustments for events of dilution). The Series A and Series B convertible preferred stock will each automatically be converted upon the earlier of (i) the closing of an underwritten public offering of our common stock with aggregate proceeds that are at least $20,000,000 or (ii) the consent of the holders of a 55% majority of outstanding shares of Series A and Series B convertible preferred stock, voting together as a single class on an as-converted to common stock basis.
Liquidation preference — Upon any liquidation, winding up or dissolution of us, whether voluntary or involuntary (a “Liquidation Event”), before any distribution or payment shall be made to the holders of any common stock, the holders of Series A and Series B convertible preferred stock shall, on a pari passu basis, be entitled to receive by reason of their ownership of such stock, an amount per share of Series A convertible preferred stock equal to the original issue price of $1.065 for the Series A convertible preferred stock plus all declared and unpaid dividends (the “Series A Preferred Liquidation Preference”) and an amount per share of Series B convertible preferred stock equal to the original issue price of $0.7483 for the Series B convertible preferred stock plus all declared and unpaid dividends (the “Series B Preferred Liquidation Preference”). However, if upon any such Liquidation Event, the assets of ours shall be insufficient to make payment in full to all holders of convertible preferred stock of their respective liquidation preferences, then the entire assets of ours legally available for distribution shall be distributed with equal priority between the holders of Series A convertible preferred stock and Series B convertible preferred stock such that an equal amount of such assets shall be distributed to the holders of Series A convertible preferred stock, in the aggregate, and the holders of Series B convertible preferred stock, in the aggregate (such assets being distributed ratably among the holders of each respective series of convertible preferred stock). Furthermore, if the holders of Series B convertible preferred stock have received their full Series B Preferred Liquidation Preference but the holders of Series A convertible preferred stock have not received their full Series A Preferred Liquidation Preference, any remaining assets of ours legally available for distribution shall be distributed ratably to the holders of Series A convertible preferred stock, prior to any further payment to the holders of shares of Series B convertible preferred stock or payment to the holders of common stock, until such holders have received their full Series A Preferred Liquidation Preference. Any excess distributions, after payment in full of the liquidation preferences to the convertible preferred stockholders, are then allocated to the holders of common and convertible preferred stockholders, on an as-if-converted to common stock basis.
Dividends — If and when declared by the Board of Directors, the holders of Series A and Series B convertible preferred stock, on a pari passu basis, will be entitled to receive non-cumulative dividends at a rate of 6% per annum in preference to any dividends on common stock (subject to adjustment for certain events). The holders of Series A and Series B convertible preferred stock are also entitled to receive with common stockholders, on an as-if-converted basis, any additional dividends issued by us.
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
Preferred stock warrants
In May 2009, in connection with the May 2009 term loan (See Note 6 — Loans Payable, May 2009 term loan), we issued fully vested warrants to purchase 374,180 shares of Series B convertible preferred stock, respectively, at $0.7483 per share. The warrants may be exercised at any time on or before May 2019. The fair value of these warrants was estimated to be $184,860 using the Black-Scholes option pricing model with the following assumptions: a volatility of 57.4%, a contractual life of 10 years, no dividend yield and a risk-free interest rate of 3.22%. These values were capitalized as debt discounts and are being amortized to interest expense over the life of the term loans.

10. Stockholders’ Deficit
Common stock
As of June 30, 2009, we have reserved shares of common stock for future issuance as follows (unaudited):

Convertible preferred stock, Series A	15,740,285
Convertible preferred stock, Series B	16,036,346
Options to purchase common stock	3,248,466
Options available for future issuance	3,257,474
Convertible preferred Series A stock warrants	1,265,990
Convertible preferred Series B stock warrants	374,180
Common stock warrants	325,000

Total common stock reserved for future issuance	40,247,741

During the three months ended June 30, 2009, we issued 11,375 shares of common stock in exchange for proceeds of $3,071 upon the exercise of employee stock options.
11. Stock-Based Compensation
Under our 2007 Stock Incentive Plan (the “Option Plan”), we may grant options to purchase shares of common stock to employees, executives, directors and consultants at exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory options. An aggregate of 6,548,000 shares have been authorized for issuance under the Option Plan. These options generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 12 quarters thereafter.
The Option Plan allows for employees to early exercise options on the first anniversary date of employment, regardless of the vested status of granted options. If an employee terminates prior to fully vesting in options that have been early exercised, the Company repurchases the common stock associated with unvested options at the original exercise price. As of June 30, 2009, none of the option holders have chosen to early exercise.
We used the Black-Scholes option pricing model for estimating the fair value of stock options granted with the following weighted average assumptions for the three months ended June 30, 2009. We did not grant any options in the three months ended June 30, 2008.

Three Months
Ended June 30,
(Unaudited)	2009
Expected dividend yield	0%
Expected volatility	53.8%
Risk-free interest rates	2.81%
Expected life	6.05 years

Options activity under the Option Plan is summarized as follows (unaudited):

			Options Exercisable and Not Subject to
	Options Outstanding		Repurchase
				Weighted Average
	Shares Available			Exercise Price per
	for Grant	Number of Shares	Number of Shares	Share
Balances at March 31, 2009	4,638,765	1,878,550	756,312	$0.27
Additional Authorized	—	—	—	—
Options Granted	(1,624,478)	1,624,478	—	0.23
Options Exercised	—	(11,375)	—	0.27
Options Cancelled	243,187	(243,187)	—	0.27
Option Expired	—	—	—	—

Balances at June 30, 2009	3,257,474	3,248,466	798,565	$0.25

A summary by exercise price of outstanding options and options exercisable and not subject to repurchase at June 30, 2009, is as follows (unaudited):

Options Exercisable and
	Options Outstanding			Not Subject to Repurchase
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
	Number of	Price per	Contractual	Number of	Price per
	Shares	Share	Life (Years)	Shares	Share
Exercise price $0.23	1,624,478	$0.23	9.93	—	$0.23
Exercise price $0.27	1,623,988	$0.27	8.24	798,565	$0.27
We have elected to use the calculated-value method under SFAS 123R to calculate the volatility assumption for the three months ended June 30, 2009. The expected life assumption was determined based upon historical data gathered from public peer companies. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. We have paid no cash dividends and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in our option-pricing models.
The following table presents details of stock-based compensation expenses by functional line item for the periods indicated (unaudited):

	Three Months Ended
	June 30,
	2009	2008
Sales, marketing and customer service	$7,464	$3,018
Engineering	11,347	8,459
General and administrative	11,158	5,289

	29,969	16,766

Less stock-based compensation expense for non-employees	(1,416)	(603)

Total employee stock-based compensation expense	$28,583	$16,163

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.
During the three months ended June 30, 2009, we granted stock options to purchase 1,624,478 of common stock with a weighted average grant date fair value of $0.12 per share. No options were issued in the three months ended June 30, 2008. As of June 30, 2009, total unrecognized compensation cost was $431,635. These costs are expected to be recognized through July 2012.

12. Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the accompanying balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income.
As of June 30, 2009, we continued to have a full valuation allowance against our net deferred tax assets. We believe that our deferred tax assets will more likely than not be realized. For the three months ended June 30, 2009, we were in a loss position. We do not have any foreign operations and therefore did not record any tax provisions during the period.
We adopted the provisions of FIN 48 on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the largest amount of a tax position that is more-likely-than-not to be sustained upon audit, based on the technical merits of the position. The adoption of FIN 48 did not affect our financial condition, results of operations or cash flows for the fiscal year ended March 31, 2009.
We file income tax returns in the U.S. federal jurisdiction and California jurisdictions. Our tax years for 2006 and forward are subject to examination by the U.S. and California tax authorities as the statutes of limitation are still open.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any unrecognized tax benefits and associated accrued interest or penalties nor was any interest expense or penalties recognized during the fiscal year ended March 31, 2009.
13. Net Interest Income
Revenues primarily result from interest income and transaction fees. Transaction fees include origination fees (borrower member paid) and investor service charges (investor paid). Interest income is accrued and recorded in the accompanying statements of operations as collected. We classify interest and fees earned on our member loans together as interest income in these financial statements.

The following table summarizes net interest income (expense) as follows (unaudited):

	Three Months Ended June 30,
	2009	2008
Interest income
Member loans held for investment	$316,119	$197,756
CM Loans held for investment at fair value
Interest and fees earned on CM Loans	416,256	—
Credit risk related adjustment (interest expense)	(255,268)	—
Cash and cash equivalents	16,590	17,538

Total interest income	$493,697	$215,294

Interest expense:
Notes held for investment at fair value
Interest and fees expensed on Notes	$261,016	$—
Credit risk related adjustment (interest income)	(255,190)	—
Loans payable	267,087	173,634
Convertible notes payable	—	19,945
Amortization of debt discount	69,699	63,196
Amortization of BCF	—	22,344

Total interest expense	$342,612	$279,119

A reconciliation of the table above to our Condensed Statements of Operations is as follows (unaudited):

Per table above:
Total interest income	$493,697	$215,294
Total interest expense	(342,612)	(279,119)

	$151,085	$(63,825)

Per Condensed Statements of Operations:
Net interest income (loss), loans held for investment	$(4,077)	$(63,825)
Net interest income (loss), CM Loans and Notes held for investment at fair value	155,162	—

	$151,085	$(63,825)

14. Commitments and Contingencies
Operating leases
We lease our principal administrative and service facilities, as well as office equipment, under a six month operating lease. Rent expense was $37,093 and $37,200 for the three months ended June 30, 2009 and 2008, respectively.

Securities law compliance
From May 2007 through April 2008, we sold approximately $7.4 million of member loans to lender members who were unaffiliated with us through our platform whereby we assigned promissory notes directly to lender members. We did not register the offer and sale of the promissory notes offered and sold through our platform under the Securities Act of 1933 or under the registration or qualification provisions of the state securities laws. Our management believes that the question of whether or not the operation of our platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain. If the sales of promissory notes offered through our platform were viewed as a securities offering, we would have failed to comply with the registration and qualification requirements of federal and state law, and lender members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933 is one year from the violation. The statute of limitations periods under state securities laws for sales of unregistered securities may extend for a longer period of time, and certain state securities laws empower state officials to seek restitution or rescission remedies for purchasers of unregistered securities. We have received inquiries from a number of states in respect of these prior sales of loans; neither the SEC nor any state, however, has taken or threatened administrative action or litigation over such loan sales.
Our decision to restructure our operations and cease sales of promissory notes offered through the platform effective April 7, 2008 limited this contingent liability so that it only relates to the period from the launch of our platform in May 2007 until April 7, 2008, the termination of sales under our prior operating structure.
We have not recorded an accrued loss contingency under SFAS 5 in connection with this contingent liability. Accounting for loss contingencies pursuant to SFAS 5 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. We have assessed the contingent liability related to prior sales of member loans on the platform in accordance with SFAS 5 and have determined that the occurrence of the contingency is reasonably possible. In accordance with SFAS 5, we have estimated the range of loss as of June 30, 2009 as between $0 and $4.33 million, which is, as of June 30, 2009, the aggregate outstanding principal balance of member loans sold to persons unaffiliated with us from inception through April 7, 2008. In making this assessment, we considered our view, described above, that analyzing whether or not the operation of our platform involved an offer or sale of a “security” involved a complicated factual and legal analysis and was uncertain. In addition, we considered our belief that lender members have received what they expected to receive in the transactions under our prior operating structure. Generally, the performance of the outstanding member loans had, in our view, delivered to lender members the benefits they expected to receive in using our platform.
Due to the legal uncertainty regarding the sales of promissory notes offered through our platform under our prior operating structure as described above, we decided to restructure our operations to resolve such uncertainty. We began our implementation of this decision on April 7, 2008, when we ceased offering lender members the opportunity to make purchases on our platform, ceased accepting new lender member registrations and ceased allowing new funding commitments from existing lender members. We then filed the registration statement (the “Registration Statement”) with the SEC to register the issuance and sale of Notes under our new operating structure. We resumed accepting new lender members and allowing transactions with lender members starting October 13, 2008, after the date the Registration Statement became effective.
The change in the operation of our platform, as well as our adoption of new accounting pronouncements, had a significant impact on our financial statements and results of operations for periods following the effective date of the Registration Statement. Because the Notes are a novel financing structure, we will continue to evaluate the impact the changes this shift in our operations will have on our financial condition, results of operations and cash flows.
We adopted the provisions of SFAS No. 157, and SFAS No. 159. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We applied the provisions of SFAS 159 to the CM Loans and Notes issued under the Registration Statement. We did not apply the provisions of SFAS 159 to prior member loans originated before effectiveness of the Registration Statement.

15. Subsequent Events
The following events occurred subsequent to June 30, 2009, and through the date immediately prior to the issuance of these financial statements:
In July 2009 we drew down the remaining $1,000,000 available under our May 2009 term loan (See Note 6 — Loans Payable, May 2009 term loan).
In July 2009, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares which we are authorized to issue from 83,200,000 shares to 83,600,000 shares, 50,000,000 of which are common stock, and 33,600,000 of which are preferred stock.
On August 6, 2009, we consolidated the growth capital term loan, the financing term loan and the May 2009 term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan, together the “Newly Restated Agreements.” The Newly Restated Agreements have an effective date as of August 3, 2009. The terms of the Newly Restated Agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights and certain deposit accounts. Payments we receive in respect of CM Loans on which our Notes are dependent are also excluded from the blanket lien. The lenders continue to have the right to invest up to $500,000 each in our next round of equity financing on the same terms as offered to other investors. Additionally, the Newly Restated Agreement continues to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral (“CD Collateral”) until repayment. Further, to conform the financing term loan and the growth capital term loan with the May 2009 term loan, we agreed in the Newly Restated Agreements to maintain, on a monthly basis, a minimum ratio of (i) the sum of CD Collateral and outstanding balance of funded loans which are current in their payment status to (ii) outstanding balance under the Newly Restated Agreements of 1.05:1 (“Minimum Collateral Ratio”). In the event that the Minimum Collateral Ratio is less than 1.05:1 then Lending Club must increase CD Collateral to meet the Minimum Collateral Ratio. Further, under the Newly Restated Agreements, SVB and Gold Hill have agreed that any lien that may in the future be granted by us on the Secured Member Payment Dependent Collateral, as defined in the exhibits to our Current Report on Form 8-K filed on August 11, 2009 with the SEC, in favor of Wells Fargo Bank, National Association, as collateral trustee, for the benefit of the lender members holding our Secured Member Payment Dependent Notes issued pursuant to our Registration Statement will be a permitted lien under the Newly Restated Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Part II Item 1A “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for LendingClub’s products and services; the intensity of competition; LendingClub’s ability to effectively expand and improve internal infrastructure; and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part II Item 1A found later in this report entitled “Risk Factors,” as well as the “Risk Factors” section of the prospectus for the Notes dated July 30, 2009 and filed with the SEC. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.
Overview
LendingClub is an internet-based social lending platform. We allow qualified borrower members to obtain loans (which we refer to as “member loans”) with interest rates that they find attractive. Since October 13, 2008, investors have had the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by LendingClub, with each series of Notes corresponding to an individual member loan originated on our platform (which we refer to as “CM Loans”). The Notes are dependent for payment on CM Loans and offer interest rates and credit characteristics that the investors find attractive. From the launch of our platform in May 2007 until April 7, 2008, we did not offer Notes on our platform. Instead, our platform allowed lender members to purchase assignments of unsecured member loans directly. Since November 2007, we have also funded member loans ourselves, which we refer to as “member loans held for investment” based on our intent and ability to hold the loans for the foreseeable future or to maturity.
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
LendingClub was incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. As of June 30, 2009, the lending platform has facilitated approximately 4,989 member loans since our launch in May 2007.
We have been operating since December 2007 pursuant to an agreement with WebBank. WebBank serves as the lender for all member loans originated through our platform. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that as of July 30, 2009, we do not currently offer member loans in Idaho, Indiana, Iowa, Mississippi, Nebraska, North Carolina, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.
We have a limited operating history and have incurred net losses since our inception. Our net loss was $2,860,947 for the three months ended June 30, 2009. We earn revenues from processing fees charged to members, primarily a borrower member origination fee and a investor service charge. We also earn interest income on member loans that we fund ourselves. At this stage of our development, we have funded our operations primarily with proceeds from our venture capital financings, our credit facilities and debt and equity issuances, which are described below under “Liquidity and Capital Resources.” We also rely on our credit facilities and debt issuances to borrow funds, which we have used to fund member loans ourselves. Over time, we expect that the number of borrower members and investors and the volume of member loans originated through our platform will increase, and that we will generate increased revenue from borrower origination fees and investor service charges. Our decision to temporarily stop accepting lender member commitments, effective from April 7, 2008 until October 13, 2008, slowed the ramp up of our operations and expended liquidity as we funded member loans ourselves during this period.

Our operating plan allows for a continuation of the current strategy of raising capital through debt and equity financings to finance our operations until we reach profitability and become cash-flow positive, which we do not expect to occur within the next twelve months. Our operating plan calls for significant investments in website development, security, loan scoring, loan processing and marketing before we reach profitability. During the year ended March 31, 2009, we raised $5,386,893, net of issuance costs, from the sale of 5,112,672 shares of our Series A convertible preferred stock, $1,054,575 from the conversion of principal and interest on our convertible notes into 990,212 shares of our Series A convertible preferred stock, and $11,897,738, net of issuance costs, from the sale of 16,036,346 shares of our Series B convertible preferred stock. During the year ended March 31, 2008, we raised $9,925,001, net of issuance costs, from the sale of 9,445,401 shares of our Series A convertible preferred stock and $1,499,265 from the sale of 2,216,500 shares of our common stock. From October 2007 through March 31, 2009, we also raised $13,707,964 through the issuance of notes payable in connection with our growth capital term loan, financing term loan and private placement notes. During the three months ended June 30, 2009, we raised $3,100,000 through the issuance of notes payable in connection with our May 2009 term loan and our private placement notes.
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
Significant Accounting Policies and Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) fair value; (3) allowance for loan losses; and (4) share-based compensation. Other than the changes described in Note 2 — Summary of Significant Accounting Policies, Revenue recognition and Note 2 — Summary of Significant Accounting Policies, CM Loans and Notes held for investment at fair value of the Notes to Financial Statements above, there have been no material changes to any of our significant accounting policies and critical accounting estimates since March 31, 2009.
(Remainder of page intentionally left blank)

Results of Operations
Revenues

	Three Months Ended
	June 30,
	2009	2008
Interest income
Member loans held for investment	$316,119	$197,756
CM Loans held for investment at fair value
Interest and fees earned on CM Loans	416,256	—
Credit risk related adjustment (interest expense)	(255,268)	—
Cash and cash equivalents	16,950	17,538

Total interest income	$493,697	$215,294

Interest expense:
Notes held for investment at fair value
Interest and fees expensed on Notes	$261,016	$—
Credit risk related adjustment (interest income)	(255,190)	—
Loans payable	267,087	173,634
Convertible notes payable	—	19,945
Amortization of debt discount	69,699	63,196
Amortization of BCF	—	22,344

Total interest expense	$342,612	$279,119

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

Interest Income
The following table presents our quarterly interest income sources in both absolute dollars (in thousands) and as a percentage of interest income (in thousands):

(in thousands)	For the Quarter Ended
Interest	Sepember 30,		December 31,		March 31,		June 30,
Income	2007		2007		2008		2008
Source	$	%	$	%	$	%	$	%

Borrower origination fees earned on third party purchased member loans	18	27	43	27	64	30	20	9

Borrower origination fees and interest earned on member loans held for investment	1	1	16	9	109	50	177	82

Borrower origination fees and interest earned on CM Loans held for investment net of interest expense on the related Notes.	0	0	0	0	0	0	0	0
Interest earned on cash and investments	49	72	102	64	43	20	18	9

Total Interest Income	68	100	161	100	216	100	215	100

(in thousands)	For the Quarter Ended
Interest	September 30,		December 31,		March 31,		June 30,
Income	2008		2008		2009		2009
Source	$	%	$	%	$	%	$	%

Borrower origination fees earned on third party purchased member loans	0	0	0	0	0	0	0	0

Borrower origination fees and interest earned on member loans held for investment	240	96	326	116	284	62	316	65

Borrower origination fees and interest earned on CM Loans held for investment net of interest expense on the related Notes.	0	0	(57)	-20	166	36	155	32
Interest earned on cash and investments	10	4	13	5	8	2	17	3

Total Interest Income	250	100	282	100	458	100	488	100

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
Beginning July 30, 2009, our origination fees increased ranging from 1.25% to 3.75% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	1.25%	3.25%	3.75%	3.75%	3.75%	3.75%	3.75%
The borrower origination fee is included in the APR calculation provided to the borrower member and is deducted from the gross loan proceeds prior to disbursement of funds to the borrower member. We do not receive a borrower origination fee if a member loan request does not close and fund.
Borrower Origination Fees Earned on Member Loans Held for Investment
We compute borrower origination fees for member loans that we fund ourselves by subtracting the average costs of originating a member loan from the aggregate fee charged to the borrower member for the member loan. We initially defer this net amount and subsequently amortize the balance over the servicing period of the member loan, which is currently 36 months for each funded member loan.
Interest Earned on Member Loans Held for Investment
We generate revenue from interest earned on member loans we have funded ourselves and hold for investment. When payments are received, the interest portion paid by our borrower members on the member loans we have funded ourselves and the amortization of the origination fees are recorded as interest income. Interest rates on these members loans, excluding amortization of origination fees, range from 7.12% to 20.11% per annum as of June 30, 2009. We expect the amount of revenue generated from interest income on our member loans held for investment to increase in the near term as we self-funded the platform between April 7, 2008 through October 13, 2008 while we sought to register the offering of the Notes. Subsequent to the effectiveness of our Registration Statement, we have continued to fund member loans on the platform as we build our marketing and awareness efforts. During the quarter ended June 30, 2009, we funded $3,894,675 of member loans while our lender members funded $6,119,850 of member loans. During the three months ended June 30, 2009 and 2008, we recorded interest income on the member loans we funded of $316,119 and $197,756, respectively.
Borrower Origination Fees and Interest Earned on CM Loans Held for Investment Net of Interest Expense on the Related Notes
Beginning October 13, 2008, we began recording interest income from our CM Loans and corresponding interest expense from the Notes. Interest income from the CM Loans includes origination fees on these member loans which are recognized in the period originated. During the three months ended June 30, 2009, we recorded interest income from CM Loans of $416,256, including $139,905 related to origination fees. Under Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Measurements” (“SFAS 159”), for the year three months ended June 30, 2009, this interest income was offset by credit risk related adjustments on CM Loans of $255,268, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $261,016 during the three months ended June 30, 2009, and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $255,190 during that same period. Over time, we expect that revenues and expenses related to CM Loans and Notes will increase as we grow our platform.
Interest Earned on Cash and Investments
Interest from cash and investments held in bank accounts is recorded as it is earned. For the three months ended June 30, 2009 and 2008, we recorded $16,590 and $17,538, respectively, in interest income from cash and investments held in bank accounts.

Borrower Unsuccessful Payment Fees
Our procedures generally require the automatic debiting of borrower member bank accounts by ACH transfer, although as of July 30, 2009 we allow payment by check, subject to a $15.00 check processing fee per payment by check, subject to applicable law. We charge an unsuccessful payment fee to a borrower member to cover the cost we incur if an automatic payment fails and is rejected by the borrower member’s bank, for example if there is an insufficient balance in the bank account or if the account has been closed or otherwise suspended. We consider each attempt to collect the monthly payment to be a separate transaction and may assess an unsuccessful payment fee for each failed attempt. We retain the entire amount of an unsuccessful payment fee, which is currently $15.00 per transaction, or such lesser amount as permitted by law, to cover our costs.
Interest Expense on Notes Payable
Interest expense, other than that described above with regard to CM Loans and Notes, consists primarily of cash and non-cash interest on notes payable and convertible notes. For the three months ended June 30, 2009 and 2008, we paid cash interest of $267,087 and $173,634, respectively, for interest due on our notes payable to our creditors. For the three months ended June 30, 2009 and 2008, we recorded $69,699 and $63,196, respectively, for non-cash interest expense related to debt discounts due to warrants on our notes payable to our creditors. We also recorded interest expense for interest due on our convertible notes of $0 and $19,945 for the three months ended June 30, 2009 and 2008, respectively. These notes were converted to Series A convertible preferred stock on August 29, 2008. In addition, we recorded non-cash interest expense related to the beneficial conversion feature of the convertible notes in the amount of $0 and $22,344 for the three months ended June 30, 2009 and 2008, respectively. We expect interest expense to continue to increase over the next year as a result of our additional borrowings discussed below under “Liquidity and Capital Resources.”
Allowance for Loan Losses
The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of potential credit losses inherent in the portfolio of member loans that we fund ourselves and hold for investment and is based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through our collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex and requires judgment by management about the effect of matters that are inherently uncertain. Moreover, in light of our limited operating history, we do not yet have significant historical experience unique to our own base of borrowers and underwriting criteria with which to help estimate expected losses on our portfolio. In the three months ended June 30, 2009 and 2008, we recorded an allowance for loan losses of $463,675 and $155,201, respectively, against our member loans held for investment. We expect our allowance for loan losses to increase over the next year due to the expected increase in the number of member loans held for investment.
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
Under the terms of our loan agreements with our borrower members, we have the right to charge a late payment fee of $15.00 or 5.00% of the outstanding payment, whichever is greater, or such lesser amount as permitted by law, if the borrower member’s payment is more than 15 days late. We deduct a service charge equal to 1.00% of the amount of any late payment fee collected before the net amount of the payment is allocated to the investors’s LendingClub account.

Operating Expenses:

	Three Months Ended June 30,
	2009	2008	% change
Sales, marketing and customer service	$1,088,083	$519,007	110%
Engineering	426,071	508,968	-16%
General and administrative	1,049,941	2,485,782	-58%

Total operating expenses	$2,564,095	$3,513,757

Sales, Marketing and Customer Service Expense
Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, customer service and credit personnel, costs of marketing campaigns and costs of borrower acquisitions such as credit scoring and screening. Sales, marketing and customer service expenses for the three months ended June 30, 2009 and 2008, were $1,088,083 and $519,007, respectively, an increase of approximately 110%. The increase was primarily due to greater expenses incurred for marketing programs aimed at acquiring new investors and borrowers, but also included increased costs for borrower acquisition for services such as credit reporting related to our growth in loan originations. Spending for these types of programs were significantly lower in the three months ended June 30, 2008, because at that time we were unable to add new investors and consequently made fewer loans as we sought to register our Notes with the SEC. In addition, we added a new Chief Marketing Officer in March 2009, and we expanded our marketing staff in the three months ended June 30, 2009. We expect sales, marketing and customer service expenses to increase over the next year.
Engineering Expense
Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of personnel and the cost of subcontractors who work on the development and maintenance of our lending platform and software enhancements that run our lending platform. Engineering expense for the three months ended June 30, 2009 and 2008, was $426,071and $508,968, respectively, a decrease of approximately 16%. The decrease was primarily due to the conversion of some of our consultants and contractors to full time employees, allowing us to reduce personnel related expenses. We expect engineering expense to grow modestly over the next year.
General and Administrative Expense
General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expense for the three months ended June 30, 2009 and 2008, was $1,049,941 and $2,485,782, respectively, a decrease of approximately 58%. The decrease was primarily due to a decrease of $1,523,208 in legal and consulting expenses in the three months ended June 30, 2009, most of which were related to the preparation our Registration Statement. We expect that general and administrative expenses will decrease as a percentage of overall operating expenses as we grow our marketing and sales efforts in greater proportion than our general and administrative expenses.

Liquidity and Capital Resources

	Three Months Ended June 30,
Cash flows from:	2009	2008	Change
Operating Activities	$(2,225,148)	$(1,986,845)	$(238,303)

Investing Activities	(8,659,647)	(1,376,299)	(7,283,348)
Add back/(subtract):
Origination of CM Loans held at fair value	6,119,201	—	6,119,201
Repayment of CM Loans held at fair value	(904,606)	—	(904,606)

Investing Activities after removing activity related to CM Loans held at fair value	(3,445,052)	(1,376,299)	(2,068,753)

Financing Activities	7,151,830	3,153,044	3,998,786
Add back/(subtract):
Origination of Notes held at fair value	(6,119,200)	—	(6,119,200)
Repayment of Notes held at fair value	906,116	—	906,116

Financing Activities after removing activity related to Notes held at fair value	$1,938,746	$3,153,044	$(1,214,298)

Net cash used in operating activities increased to $2,225,148 in the three months ended June 30, 2009, from $1,986,845 in the three months ended June 30, 2008, as we ceased operations under our old platform and launched our new platform. Non-cash charges that most significantly offset our net loss of $2,860,947 in the three months ended June 30, 2009 were: non-cash interest expenses of $324,967 related to our debt discounts due to warrants on our notes payable and $463,675 of provisions for loan losses on our member loans held for investment. Similarly, non-cash charges that most significantly offset our net loss of $3,713,283 in the three months ended June 30, 2008 were: $155,201 of provisions for loan losses on our member loans held for investment, non-cash interest expense of $105,484, and the $1,465,953 net positive effect of changes in operating assets and liabilities.
Net cash used in investing activities for the three months ended June 30, 2009 and 2008, were $8,659,647 and $1,376,299, respectively. However, after removing activity related to the Notes, which activity was almost completely offset by corresponding activity related to the CM Loans reflected in our cash flow from financing activities, the remaining amounts for the three months ended June 30, 2009 and 2008, were $3,445,052 and $1,376,299, respectively. These remaining amounts in both periods were primarily activities related to our member loans held for investment, and in the three months ended June 30, 2009, an increase in restricted cash related to certificates of deposit pledged as security for our May 2009 term financing and additional security required by our platform operating banks as loan and transaction volume increased.
Net cash used in financing activities for the three months ended June 30, 2009 and 2008, were $7,151,830 and $3,153,044, respectively. However, after removing activity related to the Notes, which activity was almost completely offset by corresponding activity related to our CM Loans reflected in our cash flows from investing activities, the remaining amounts for the three months ended June 30, 2009 and 2008, were $1,938,746 and $3,153,054, respectively. Cash provided by financing activities, after removing activity related to the Notes, consisted primarily of proceeds from the issuance of loans payable and their related repayment as described below.

In October 2007, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) that allows for borrowings of up to $3,000,000 for working capital needs (the “growth capital term loan”). In October 2008, we entered into an amendment to the agreement to increase the amount of the borrowing available under the growth capital term loan to $4,000,000. The loan is secured by substantially all of our assets except our intellectual property rights and payments received on CM Loans. The interest rate is fixed at 8.5% per annum. Each advance is repayable in 36 equal monthly installments of principal and interest commencing the first day of the month following the advance.
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
In December 2008, we drew down the remaining $1,000,000 of available credit under the growth capital term loan and issued SVB a fully vested warrant to purchase 28,170 shares of Series A convertible preferred stock at $1.065 per share. At June 30, 2009, the growth capital term loan was fully drawn.
In February 2008, we entered into a loan and security agreement with Gold Hill Venture Lending 03, LP (“Gold Hill”) that provides for financing of up to $5,000,000 for us to fund member loans on the platform (the “financing term loan”). The financing term loan was originally available for advances through June 30, 2008, but was subsequently amended in October 2008 to allow availability through December 31, 2008. The interest rate is fixed at 10.0% per annum. The agreement requires that proceeds received from borrower member payments on member loans funded by us be used to pay down the financing term loan. The financing term loan is secured by substantially all of our assets except our intellectual property rights and payments received on the CM Loans. The financing term loan requires us to maintain a certificate of deposit with SVB of $250,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets.
In February and March 2008, we received advances totaling $3,600,000 under the financing term loan. During the year ended March 31, 2009, we drew down the remaining $1,400,000 available under the financing term loan and issued Gold Hill fully vested warrants to purchase 39,436 shares of Series A convertible preferred stock at $1.065 per share. In connection with the financing term loan, from inception through March 31, 2009, we issued Gold Hill fully vested warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at $1.065 per share. The lender also received the right to invest up to $500,000 in our next round of equity financing on the same terms offered to other investors. At June 30, 2009, the financing term loan was fully drawn.
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
During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,704,694 (the “private placement notes”). Each note is repayable over three years and bears interest at the rate of 12% per annum. We are using the proceeds of the private placement notes to fund member loans on the platform. In connection with the origination of the private placement notes, we issued the investors fully vested warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock at an exercise price of $1.065 per share. During the three months ended June 30, 2009, we issued an additional $100,000 of private placement notes repayable over three years and which bear interest at the rate of 10% per annum. We are using the proceeds of the private placement notes to fund member loans on the platform. No warrants were issued in connection the the private placement notes issued in the three months ended June 30, 2009.
In January 2008, we issued subordinated convertible promissory notes to two venture capital stockholders, with principal amounts of $500,000 each, under the terms of a note and warrant purchase agreement (the “convertible notes”). The convertible notes bear interest at the rate of 8% per annum. On September 29, 2008, the venture capital stockholders converted the convertible notes, which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575 into shares of Series A convertible preferred stock at a purchase price of $1.065 per share. We issued 495,106 shares of Series A convertible preferred stock for principal and interest to each venture capital stockholder for an aggregate of 990,212 shares. Additionally, in connection with the issuance of the convertible notes, we issued the venture capital stockholders warrants to purchase an aggregate of 234,742 shares of Series A convertible preferred stock at $1.065 per share.
We used the proceeds from borrowings under the growth capital term loan, the private placement notes and the convertible notes primarily to fund member loans ourselves to ensure a sufficient level of funding for borrowing requests. From April 7, 2008 until October 13, 2008 all member loans funded on the platform were funded and held only by LendingClub. Through our participation in funding loans ourselves on the platform, as of June 30, 2009, we have funded approximately $18.9 million in member loans. We expect that we will continue to fund member loans ourselves for the foreseeable future, although there can be no assurance that we will do so or if we do, what level of funding we will be able to provide.

On May 18, 2009, we entered into a new secured loan facility with SVB and Gold Hill, (the “May 2009 term loan”), and amended the prior growth capital term loan and financing term loan to accommodate the new borrowing. The May 2009 term loan allows us to borrow up to $4,000,000 at an interest rate of 10.0% per annum. We also paid a commitment fee of $20,000 and $9,850 of the lenders’ expenses in connection with the facility. The borrowings are to be used to fund member loans. The borrowings are secured by a blanket lien on substantially all of our assets, except our intellectual property rights, certain deposit accounts and payments received on CM Loans. The lenders also received the right to invest up to $500,000 each in our next round of equity financing on the same terms offered to other investors. Additionally, the May 2009 term loan was secured with a certificate of deposit in the amount of $300,000 until repayment. On a monthly basis, we also agreed to maintain a minimum ratio of (i) the sum of the certificate of deposit collateral and the outstanding balance of member loans funded with the borrowing which are current in their payment status to (ii) outstanding balance under the loan facility of 1.05:1. In the event this minimum collateral ratio is less than 1.05:1, we must increase the certificate of deposit to meet the minimum collateral ratio. In connection with this loan facility, we issued a fully vested warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share to SVB, and we issued a fully vested warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share to Gold Hill. During the three months ended June 30, 2009, we borrowed $3,000,000 under the May 2009 term loan.
We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future as we grow our online platform. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to continue to fund member loans on the platform we will hold for investment. To date, we have funded our cash requirements with proceeds from our debt issuances and the sale of equity securities. At June 30, 2009, we had $8,226,576 in unrestricted cash and cash equivalents. We primarily invest our cash in interest bearing money market funds.
We do not have any committed external source of funds. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings or debt financings. Additional equity or debt financing may not be available on acceptable terms, if at all.
Income Taxes
We incurred no tax provision for the three months ended June 30, 2009. Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carry forwards.
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
Additional Information about the LendingClub Loan Platform
Historical Information about Our Borrower Members and Outstanding Loans
As of June 30, 2009, LendingClub had facilitated 4,989 member loans with an average original principal amount of $8,623 and an aggregate original principal amount of $43,021,050, out of which $28,266,651 of outstanding principal balance had been through at least one billing cycle. Out of these loans, 333 member loans with an aggregate original principal amount of $2,776,525, or 6.45% had prepaid, while out of the total outstanding principal balance, 88.78% were current, 0.62% were 16 to 30 days late, 4.01% were more than 30 days late, and 6.57% were defaulted. A member loan is considered as having defaulted when at least one payment is more than 120 days late.
The 6.57% of defaulted loans as of June 30, 2009 were comprised of 233 member loans, equaling a total defaulted amount of $1,857,561. Of these defaulted loans, 262 loans representing $1,185,212 in defaulted amount were defaults due to delinquency, while the remaining 71 loans were loans in which the borrower member filed for a Chapter 7 bankruptcy seeking liquidation, representing $672,349 in defaulted amount.

During the three months ended June 30, 2009, of the 3,337 member loans which were not delinquent prior to the start of the quarter, 128 member loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 — 15 day grace period. Of those loans which became delinquent for more than 15 days during the quarter, we charged late fees totaling $2,061 on 75 loans and received late fees of $466 on those same 75 loans.
The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to June 30, 2009, grouped by the LendingClub loan grade assigned by LendingClub:

				Average Total
	Number of	Average Interest	Average Annual	Funded
Loan Grade	Borrowers	Rate	Percentage Rate	Commitment
A1	39	7.31%	7.79%	$3,919
A2	119	7.61%	8.08%	4,584
A3	197	7.97%	8.46%	6,096
A4	238	8.96%	9.46%	6,572
A5	264	9.32%	9.82%	8,096
B1	166	9.99%	11.07%	7,758
B2	202	10.28%	11.35%	9,460
B3	208	10.66%	11.79%	9,481
B4	259	11.16%	12.41%	9,106
B5	290	11.47%	12.72%	8,830
C1	288	11.65%	13.15%	8,388
C2	247	12.02%	13.58%	9,504
C3	250	12.31%	13.85%	8,920
C4	259	12.65%	14.23%	8,795
C5	226	13.01%	14.59%	8,515
D1	193	13.28%	15.22%	9,583
D2	192	13.68%	15.63%	8,980
D3	175	13.82%	15.65%	9,201
D4	174	14.01%	15.81%	8,553
D5	127	14.24%	15.96%	8,055
E1	119	14.69%	16.50%	9,086
E2	138	14.84%	16.66%	8,449
E3	104	15.15%	16.86%	8,759
E4	97	15.23%	16.86%	9,415
E5	75	15.70%	17.33%	9,283
F1	59	15.93%	17.54%	10,283
F2	47	16.20%	17.76%	12,079
F3	38	16.49%	18.11%	10,823
F4	32	16.77%	18.34%	10,744
F5	26	17.08%	18.70%	10,888
G1	25	17.46%	19.09%	9,584
G2	21	17.85%	19.43%	7,814
G3	20	18.00%	19.49%	10,695
G4	34	18.15%	19.58%	13,285
G5	41	18.69%	20.26%	$9,528

The following table presents aggregated information for the period from May 24, 2007 to June 30, 2009, self-reported by borrower members at the time of their loan applications, grouped by the LendingClub loan grade assigned by LendingClub. LendingClub has not independently verified this information:

	Percentage of
	Borrowers
	Stating They	Average Job		Average Debt
	Own Their Own	Tenure in	Average Annual	to Income
Loan Grade	Homes (1)	Months (1)	Gross Income (1)	Ratio (2)
A1	56%	81	$60,555	6%
A2	63%	74	73,188	7%
A3	49%	70	61,543	8%
A4	50%	77	60,253	9%
A5	52%	56	64,734	10%
B1	45%	64	65,879	10%
B2	49%	77	73,961	10%
B3	46%	62	68,050	11%
B4	45%	55	63,987	12%
B5	43%	60	60,025	11%
C1	47%	66	64,520	12%
C2	43%	60	61,224	12%
C3	40%	58	65,134	13%
C4	45%	71	66,388	14%
C5	41%	64	74,931	13%
D1	41%	62	63,273	13%
D2	40%	69	66,167	14%
D3	47%	69	62,327	14%
D4	37%	57	57,281	14%
D5	43%	55	60,349	13%
E1	41%	54	62,764	15%
E2	35%	48	55,453	14%
E3	43%	68	58,103	14%
E4	47%	72	63,722	15%
E5	37%	42	61,402	16%
F1	46%	61	72,192	16%
F2	38%	71	79,836	18%
F3	45%	83	78,928	20%
F4	38%	67	59,624	18%
F5	46%	80	74,154	15%
G1	48%	35	51,712	22%
G2	52%	68	85,095	19%
G3	50%	70	53,341	20%
G4	56%	56	87,820	18%
G5	68%	72	$106,040	20%

(1)	Self reported.

(2)	Average debt to income ratio, excluding mortgage debt, calculated by LendingClub based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to June 30, 2009, reported by a consumer reporting agency about LendingClub borrower members at the time of their loan applications, grouped by the LendingClub loan grade assigned by LendingClub. As used in this table, “Delinquencies in Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. LendingClub has not independently verified this information. All figures other than loan grade are agency reported:

						Average
		Average	Average	Average	Average	Number of	Average	Average
		Open	Total	Revolving	Revolving	Inquiries	Delinquencies	Time Since
Loan	Average	Credit	Credit	Credit	Line	in the Last	in Last	Last
Grade	FICO	Lines	Lines	Balances	Utilization	Six Months	Two Years	Delinquency
A1	777	8	21	$12,851	15%	1	0	31
A2	773	10	22	13,844	15%	1	0	42
A3	767	9	21	11,709	18%	1	0	44
A4	755	9	22	11,600	24%	1	0	38
A5	747	9	21	13,100	27%	1	0	38
B1	735	9	20	12,905	31%	2	0	36
B2	732	9	20	15,428	33%	1	0	44
B3	725	9	20	17,912	39%	1	0	39
B4	719	9	20	16,557	38%	2	0	39
B5	714	9	19	15,255	44%	1	0	40
C1	703	9	20	16,170	49%	1	0	40
C2	704	9	21	16,206	48%	2	0	41
C3	696	9	21	18,175	53%	2	0	39
C4	693	10	21	17,105	54%	2	0	38
C5	687	9	19	14,089	55%	2	0	32
D1	684	9	20	18,336	57%	2	0	32
D2	683	9	20	19,145	59%	2	0	36
D3	678	10	21	18,191	59%	2	0	35
D4	672	9	19	13,057	60%	2	0	31
D5	673	9	18	19,737	59%	2	0	31
E1	670	11	21	17,893	62%	2	0	33
E2	667	10	19	17,048	63%	2	0	37
E3	663	9	19	16,360	67%	3	1	29
E4	663	10	19	15,808	64%	4	0	38
E5	663	10	21	17,542	67%	3	0	25
F1	668	10	24	23,701	67%	3	0	32
F2	665	11	22	28,346	65%	3	0	30
F3	665	12	25	23,707	64%	3	0	37
F4	660	11	21	19,551	68%	3	0	28
F5	658	11	24	23,463	72%	3	1	27
G1	664	10	21	12,905	67%	4	1	29
G2	659	14	26	27,600	66%	3	0	26
G3	655	13	22	20,823	66%	3	0	34
G4	651	12	26	28,220	68%	3	0	32
G5	654	14	30	$66,592	70%	4	0	27

The following table presents additional aggregated information for the period from May 24, 2007 to June 30, 2009, about delinquencies, default and borrower prepayments, grouped by the LendingClub loan grade assigned by LendingClub. The interest rate, default and delinquency information presented in the table includes data only for member loans that had been issued for more than 45 days as of June 30, 2009, and therefore have been through at least one billing cycle. With respect to late member loans, the following table shows the entire amount of the principal remaining due (not just that particular payment). The second and fourth columns show the late member loan amounts as a percentage of member loans issued for more than 45 days. Member loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of member loans that have been outstanding, on average, for approximately nine months.
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

							Total
	15-30	15-30	30+	30+			Number	Number of
Loan	Days Late	Days Late	Days Late	Days Late	Default	Default	of	Loans	Prepaid	Prepaid
Grade	($)	(%)	($)	(%)	($)	(%)	Loans	Prepaid	($)	(%)
A1	$—	0.00%	$—	0.00%	$—	0.00%	39	4	$4,700	3.07%
A2	1,246	0.27%	—	0.00%	—	0.00%	119	20	75,100	13.77%
A3	—	0.00%	6,866	0.66%	—	0.00%	197	18	100,050	8.33%
A4	—	0.00%	5,551	0.46%	—	0.00%	238	17	109,450	7.00%
A5	—	0.00%	13,275	0.73%	—	0.00%	264	13	74,400	3.48%
B1	—	0.00%	6,011	0.61%	25,102	2.54%	166	20	150,000	11.65%
B2	3,517	0.24%	33,333	2.24%	47,379	3.18%	202	13	150,575	7.88%
B3	—	0.00%	20,383	1.43%	43,092	3.02%	208	17	122,400	6.21%
B4	11,201	0.61%	42,091	2.27%	57,829	3.13%	259	9	100,000	4.24%
B5	—	0.00%	60,583	2.94%	60,232	2.92%	290	25	243,675	9.52%
C1	—	0.00%	61,477	2.99%	33,838	1.64%	288	19	159,725	6.61%
C2	—	0.00%	75,436	3.71%	47,991	2.36%	247	20	176,500	7.52%
C3	2,846	0.14%	88,822	4.50%	84,052	4.25%	250	13	141,250	6.33%
C4	16,619	0.84%	52,769	2.68%	103,851	5.27%	259	12	89,100	3.91%
C5	2,473	0.14%	74,447	4.36%	89,838	5.26%	226	12	99,125	5.15%
D1	4,468	0.28%	65,654	4.05%	105,560	6.51%	193	12	109,100	5.90%
D2	18,462	1.25%	20,868	1.41%	77,836	5.25%	192	10	91,200	5.29%
D3	13,367	0.93%	20,681	1.44%	94,075	6.56%	175	7	68,050	4.23%
D4	7,694	0.53%	57,937	3.99%	132,782	9.15%	174	6	37,575	2.52%
D5	3,148	0.34%	49,738	5.32%	70,009	7.49%	127	3	20,000	1.96%
E1	—	0.00%	5,666	0.56%	53,693	5.28%	119	8	66,775	6.18%
E2	11,738	1.03%	80,986	7.14%	92,259	8.13%	138	5	43,200	3.71%
E3	13,670	1.58%	6,506	0.75%	14,004	1.62%	104	6	77,150	8.47%
E4	19,481	2.13%	62,047	6.79%	46,794	5.12%	97	5	59,950	6.56%
E5	—	0.00%	12,058	1.79%	53,358	7.90%	75	11	132,500	19.03%
F1	25,526	4.41%	25,917	4.48%	95,101	16.43%	59	6	61,925	10.21%
F2	—	0.00%	24,458	4.31%	62,595	11.03%	47	3	40,250	7.09%
F3	—	0.00%	23,653	5.75%	52,008	12.65%	38	6	53,900	13.11%
F4	—	0.00%	—	0.00%	65,190	19.10%	32	2	12,000	3.49%
F5	8,532	3.17%	32,297	11.99%	9,005	3.34%	26	1	8,600	3.04%
G1	—	0.00%	19,907	8.90%	668	0.30%	25	2	19,400	8.10%
G2	6,578	4.45%	—	0.00%	40,151	27.15%	21	1	3,250	1.98%
G3	4,807	2.25%	22,471	10.51%	23,452	10.96%	20	4	46,300	21.65%
G4	—	0.00%	35,436	8.23%	107,115	24.89%	34	2	22,650	5.01%
G5	$—	0.00%	$20,121	5.15%	$67,841	17.37%	41	1	$6,700	1.72%
The following table presents aggregated information for the period from May 24, 2007 to June 30, 2009 on the results of our collection efforts for all corresponding member loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded the 11 loans that LendingClub repurchased due to identity fraud.

				Gross		Aggregate
				Amount		Principal
				Collected	Number of	Balance of	Gross
	Number		Aggregate	on	Loans	Loans	Amount
	of Loans		Amount	Accounts	Charged-	Charged-Off	Recovered
	in		Sent to	Sent to	Off Due to	Due to	on Loans
	Collection	Origination	Collections	Collections	Delinquency	Delinquency	Charged-
Grade	(1)	Amount (1)	(1)	(2)	(3)	(3)	Off (4)
A	13	$79,675	$8,111	$6,046	$—	$—	$—
B	56	467,525	63,524	24,790	11	42,099	—
C	91	856,650	115,993	56,962	8	55,252	—
D	92	808,150	111,282	36,491	17	132,283	173
E	67	566,425	92,921	40,108	10	60,102	107
F	44	477,200	80,171	30,455	8	70,893	—
G	23	293,450	38,370	8,613	6	85,649	—
Totals	386	$3,549,075	$510,372	$203,465	$60	$446,278	$280

(1)	Represents accounts 31 to 120 days past due.

(2)
Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status. Of this amount, investors received $201,430 (99%). The remainder was fees to LendingClub of $2,035 (1%). The amounts retained by LendingClub are reflected as loan servicing fees in our consolidated financial statements.

(3)
Represents accounts that have been delinquent for 120 days at which time the account is charged-off. Any money recovered after 120 days is no longer included as amounts collected on accounts sent to collection.

(4)	Represents the gross amounts LendingClub received on charged-off accounts after the accounts were charged-off—e.g., a dollar received on an account 122 days past due.

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
Item 1A. Risk Factors
The discussion in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and the prospectus for the Notes dated July 30, 2009. These risk factors describe various risks and uncertainties. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, these risks could have a material adverse effect on the value of the Notes you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.
In addition, you should consider the following:
We have incurred net losses in the past and expect to incur net losses in the future. If we become insolvent or bankrupt, you may lose your investment.
We have incurred net losses in the past and we expect to incur net losses in the future. As of June 30, 2009, our accumulated deficit was $22.8 million and our total stockholders’ deficit was $19.0 million. Our net loss for the three months ended June 30, 2009 and 2008, was $2.86 million and $3.69 million, respectively. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. In future periods, we may not have any revenue growth, or our revenue could decline. Our failure to become profitable could impair the operations of the LendingClub platform by limiting our access to working capital to operate the platform. If we were to become insolvent or bankrupt, an event of default would occur under the terms of the Notes, and you may lose your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of our Member Payment Dependent Notes (“Notes”) pursuant to the Registration Statement. The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on October 10, 2008. From October 13, 2008 to June 30, 2009, we sold $23,501,900 in principal amount of Notes at 100% of their principal amount. The Notes are offered only through our website, and there are no underwriters or underwriting discounts. As set forth in the Registration Statement, we incurred estimated expenses of approximately $3,535,854 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding member loan originated on our platform. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
In June 2009, stockholders holding 84% of our outstanding common stock, on an as-converted basis, and 92% of our preferred stock executed written consents approving an amendment to our Certificate of Incorporation, which increased the total number of shares which we are authorized to issue from 83,200,000 shares to 83,600,000 shares, 50,000,000 of which are common stock, and 33,600,000 of which are preferred stock.
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
Dated: August 12, 2009

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