Form 10-Q
period 2009-09-30
LendingClub Corp
filed 2009-11-05
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2009, there were 8,266,998 shares of the registrant’s common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding LendingClub borrower members, credit scoring, FICO scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
•	the status of borrower members, the ability of borrower members to repay member loans and the plans of borrower members;

•	our ability to attract additional investor members;

•	expected rates of return and interest rates;

•	the attractiveness of our lending platform;

•	our financial performance;

•	the availability and functionality of the trading platform;

•	our ability to retain and hire competent employees and appropriately staff our operations;

•	regulatory developments;

•	our intellectual property; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in forward-looking statements. We have included important factors in the “Risk Factors” section that could cause actual results or events to differ materially from these forward-looking statements. You should carefully review those factors and also the risks outlined in other documents we have filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and the Prospectus for the Member Payment Dependent Notes dated July 30, 2009, as supplemented by Prospectus Supplement (Disclosure Report No. 1) dated August 12, 2009. In this Quarterly Report on Form 10-Q, we refer to the Member Payment Dependent Notes that we issue to investors as the “Notes,” and we refer to the corresponding loans made to borrower members as “CM Loans.” Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LendingClub Corporation
Condensed Balance Sheets

	September 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Cash and cash equivalents	$6,733,600	$11,998,541
Restricted cash	1,252,000	452,000
Member loans held for investment, net of allowance for loan losses	10,665,507	9,918,479
CM Loans held for investment, at fair value	23,559,534	8,239,909
Other receivables	41,604	71,594
Loan servicing rights, at fair value	36,760	56,116
Prepaid expenses and other assets	388,453	63,620
Property and equipment, net	141,394	139,993
Deposits	53,350	146,548
Total assets	$42,872,202	$31,086,800

LIABILITIES
Accounts payable	$693,671	$630,452
Accrued expenses	613,367	424,249
Notes, at fair value	23,554,970	8,238,597
Deferred revenue	36,760	56,117
Loans payable, net of debt discount	11,285,335	9,647,804

Total liabilities	36,184,103	18,997,219

Commitments and contingencies (see Note 14)
PREFERRED STOCK
Preferred Stock	28,462,446	28,462,446

Total preferred stock	28,462,446	28,462,446

STOCKHOLDERS’ DEFICIT
Common stock	82,670	82,207
Additional paid-in capital	3,716,440	3,444,301
Accumulated deficit	(25,573,457)	(19,899,373)

Total stockholders’ deficit	(21,774,347)	(16,372,865)

Total liabilities, preferred stock and stockholders’ deficit	$42,872,202	$31,086,800

The accompanying notes are an integral part of these condensed financial statements.

LendingClub Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenues
Member loans held for investment
Interest income, net	$375,746	$249,938	$708,455	$465,233
Interest expense	(388,657)	(600,449)	(725,444)	(879,568)

Net interest loss, member loans held for investment	(12,911)	(350,511)	(16,989)	(414,335)
Provision for loan losses	(530,828)	(129,730)	(994,504)	(284,931)

Net interest loss after provision for loan losses	(543,739)	(480,241)	(1,011,493)	(699,266)

CM Loans and Notes held for investment at fair value
Interest income, CM Loans, net	53,590	—	214,578	—
Interest income, Notes, net	319,906	—	314,080	—

Net interest income, CM Loans and Notes, held for investment at fair value	373,496	—	528,658	—

Amortization of loan servicing rights	7,081	10,427	14,970	29,926
Other Revenue	8,820	—	16,670	—

Total losses	(154,342)	(469,814)	(451,195)	(669,340)

Operating expenses
Sales, marketing and customer service	1,356,546	382,412	2,444,626	901,419
Engineering	442,182	475,174	868,254	984,142
General and administrative	860,067	2,019,661	1,910,008	4,505,443

Total operating expenses	2,658,795	2,877,247	5,222,888	6,391,004

Loss before provision for income taxes	(2,813,137)	(3,347,061)	(5,674,083)	(7,060,344)

Provision for income taxes	—	—	—	—

Net loss	(2,813,137)	(3,347,061)	(5,674,083)	(7,060,344)

Amortization of beneficial conversion feature on convertible preferred stock	—	134,066	—	156,410

Net loss attributable to common stockholders	$(2,813,137)	$(3,212,995)	$(5,674,083)	$(6,903,934)

Basic and diluted net loss per share	$(0.34)	$(0.39)	$(0.69)	$(0.84)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,248,487	8,190,000	8,236,216	8,190,000
The accompanying notes are an integral part of these condensed financial statements.

LendingClub Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(5,674,083)	$(7,060,344)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	33,291	29,204
Non-cash interest expense	1,155,185	459,948
Non-cash interest income	(1,010,413)	—
Stock based compensation expense	75,237	33,031
Change in fair value of loan servicing rights	19,356	5,887
Interest capitalized on loans	45,973	(78,495)
Provision for loan losses	994,504	284,931
Changes in operating assets and liabilities
Other receivables	29,990	6,678
Deposits	93,198	(25,200)
Prepaid expenses and other assets	(324,833)	15,259
Accounts payable	63,218	1,466,031
Accrued expenses	189,118	488,079
Deferred revenue	(19,356)	(5,887)

Net cash used in operating activities	(4,329,615)	(4,380,878)

Cash flows from investing activities
Member loans originated	(5,104,525)	(3,584,575)
Origination of CM Loans held at fair value	(18,207,325)	—
Repayment of member loans originated	2,752,940	1,473,497
Repayment of CM Loans held at fair value	2,441,127	—
Increase in restricted cash	(800,000)	(42,000)
Purchase of property and equipment	(34,692)	(19,741)

Net cash used in investing activities	(18,952,475)	(2,172,819)

Cash flows from financing activities:
Proceeds from issuance of notes payable	4,200,000	4,407,964
Proceeds from issuance of Notes held at fair value	18,771,405	—
Payments on notes payable	(2,522,141)	(1,349,618)
Payments on Notes held at fair value	(2,444,619)	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	4,030,881
Proceeds from issuance of common stock	12,504	—

Net cash provided by financing activities	18,017,149	7,089,227

Net increase (decrease) in cash and cash equivalents	(5,264,941)	535,530

Cash and cash equivalents — beginning of period	11,998,541	5,605,179

Cash and cash equivalents — end of period	6,733,600	6,140,709

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,277,244	$434,306

Supplemental disclosure of non-cash investing and financing activities:

Reclassification of member loans held for investment to CM Loans held at fair value	$564,080	$—
Issuance of Series A convertible preferred stock warrants in exchange for term loan agreement	$—	$292,686
Issuance of Series B convertible preferred stock warrants in exchange for term loan agreement	$184,860	$—
The accompanying notes are an integral part of these condensed financial statements.

LENDINGCLUB CORPORATION
Notes to Condensed Financial Statements
(Unaudited)
1. Basis of Presentation
The condensed balance sheet as of September 30, 2009, the condensed statements of operations for the three months and six months ended September 30, 2009 and 2008, respectively, and the condensed statements of cash flows for the six months ended September 30, 2009 and 2008, respectively, have been prepared by LendingClub Corporation (“LendingClub” or the “Company”) and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made for a fair presentation of interim results. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed balance sheet as of March 31, 2009 has been derived from the audited financial statements at that date.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended March 31, 2009.
2. Summary of Significant Accounting Policies
Other than the changes described under Revenue Recognition in this footnote below and Note 5 — CM Loans and Notes Held for Investment at Fair Value, which we implemented beginning on October 13, 2008, there have been no material changes to any of our significant accounting policies and estimates.
Liquidity
We have incurred operating losses since our inception. For the three and six months ended September 30, 2009, we incurred net losses of $2,813,137 and $5,674,083, respectively. For the six months ended September 30, 2009 and 2008, we had negative cash flows from operations of $4,329,615 and $4,380,878, respectively. Additionally, we have an accumulated deficit of $25,573,457 since inception and a stockholders’ deficit of $21,774,347 as of September 30, 2009.
Since our inception, we have financed our operations through debt and equity financing from various sources. We are dependent upon raising additional capital or seeking additional debt financing to fund our current operating plans. Failure to obtain sufficient debt and equity financing and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern. Further, there can be no assurance as to the availability or terms upon which any required financing and capital might be available, if at all.
During the year ended March 31, 2009, we raised $4,707,964 in funding from the issuance of our private placement notes, $1,400,000 in additional funding under our growth capital term loan, and $1,000,000 in additional funding from our financing term loan, all as further discussed in Note 6 — Loans Payable. On September 29, 2008, we issued and sold 3,802,815 shares of Series A convertible preferred stock for aggregate cash consideration, net of issuance costs, of $4,026,473, and we also issued 990,212 shares of Series A convertible preferred stock in connection with the conversion of convertible notes, which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575. In the second half of the year ended March 31, 2009, we sold 1,309,857 shares of Series A convertible preferred stock for aggregate cash consideration, net of issuance costs, for $1,360,420 and sold 16,036,346 shares of Series B convertible preferred stock for aggregate cash consideration, net of issuance costs, for $11,897,738.
During the six months ended September 30, 2009, we raised $4,200,000 through the issuance of notes payable in connection with our May 2009 term loan and our private placement notes, see Note 6 — Loans Payable.
Use of estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Cash and cash equivalents
Cash and cash equivalents include various deposits with financial institutions in checking and short-term money market accounts. We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Such deposits periodically exceed amounts insured by the FDIC.
Restricted cash
At September 30, 2009 and March 31, 2009, restricted cash consisted primarily of funds held in escrow in certificates of deposit, at the banks associated with the loan facilities described in Note 6 — Loans Payable, and by our operating banks as security for transactions on our platform.
Member loans held for investment
We fund member loans ourselves from time to time to ensure a sufficient level of funding for borrower members. The majority of funds for such loans were obtained through our borrowings under loan facilities with various entities (see Note 6 — Loans Payable). As of September 30, 2009 and March 31, 2009, we had funded and retained an aggregate total of $19,530,575 and $15,043,025, respectively, of member loans to borrower members. These member loans are classified as held for investment based on management’s intent and ability to hold such member loans for the foreseeable future or to maturity. Member loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses incurred as of the balance sheet date. A member loan’s cost includes its unpaid principal balance along with unearned income, comprised of fees charged to borrower members offset by incremental direct costs for loans originated by us. Unearned income is amortized ratably over the member loan’s contractual life using the effective interest method.
Allowance for loan losses
We may incur losses in connection with member loans we hold for investment if the borrower members fail to pay their monthly scheduled loan payments. We provide for incurred losses on these loans with an allowance for loan losses in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 310-10-35 guidance on the subsequent measurement of receivables and FASB ASC 450 guidance on accounting for contingencies. The allowance for loan losses is a valuation allowance established to provide for estimated incurred credit losses in the portfolio of member loans held for investment at the balance sheet date.
The allowance for loan losses is evaluated on a periodic basis by management, and represents an estimate of potential credit losses based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through our collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex and requires judgment by management about the effect of matters that are inherently uncertain, and actual losses may differ from our estimates.
A member loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Our member loan portfolio is comprised primarily of small groups of homogeneous, unsecured loans made to borrower members, which loans are evaluated for impairment at least every 120 days based on their payment status and information gathered through our collection efforts. Our estimate of the required allowance for loan losses is developed by estimating both the rate of default of the loans within each FICO band, a loan’s collection status, the borrower’s FICO score at or near the evaluation date, and the amount of probable loss in the event of a borrower member default. Loan losses are charged against the allowance when management believes the loss is confirmed. We make an initial assessment of whether a specific reserve is required on each delinquent loan no later than the 150th day of delinquency of that loan. As of September 30, 2009, we had identified and fully reserved $594,631 on 109 loans. Our aggregate allowance for loan losses was $1,595,789 at September 30, 2009, while as of March 31, 2009, we had identified and fully reserved $221,801 on 34 loans, and our aggregate allowance for loan losses was $1,110,726. For the three months ended September 30, 2009, we charged off a total of 53 loans with an aggregate principal balance of $280,566. There were no loans charged off in the three months ended September 30, 2008.
CM Loans and Notes held for investment at fair value
Starting October 13, 2008, our investors have had the opportunity to buy Notes issued by us. These Notes are special limited recourse obligations of LendingClub. Each series of Notes corresponds to a single CM Loan originated through our platform. In conjunction with this new operating structure effective as of October 13, 2008, for CM Loans and Notes, we adopted the provisions of FASB ASC 825-10 guidance on the fair value option for financial assets, which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that estimated unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We applied the provisions of FASB ASC 825-10 to the Notes and CM Loans.

In accordance with the provisions of FASB ASC 825-10, we report the aggregate fair value of the CM Loans and Notes as separate line items in the assets and liabilities sections of our balance sheet using the methods and disclosures related to fair value accounting that are described in FASB ASC 820.
FASB ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in fair value of the CM Loans and Notes, subject to the provisions of FASB ASC 825-10, are recognized in earnings, and fees and costs associated with the origination or acquisition of CM Loans are recognized as incurred rather than deferred.
We determined the fair value of the CM Loans and Notes in accordance with the fair value hierarchy established in FASB ASC 820 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs, which generally requires significant management judgment, when measuring fair value. FASB ASC 820 establishes the following hierarchy for categorizing these inputs:

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
As observable market prices are not available for similar assets and liabilities, we believe the CM Loans and Notes should be considered Level 3 financial instruments under FASB ASC 820. For CM Loans and Notes, the fair value is estimated using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the CM Loans and Notes and the amount of loss in the event of default under those CM Loans and Notes. These estimates of default are recorded as interest expense related to our CM Loan originations and a corresponding interest income against the Notes in the period of loan origination.
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
Revenues related to member loan origination fees are recognized in accordance with FASB ASC 310-20 guidance on nonrefundable fees and other costs. The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of September 30, 2009, ranged from 1.25% to 3.75% of the aggregate member loan amount. The member loan origination fee is included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A member loan is considered funded when the Automated Clearing House (“ACH”) transaction has been initiated by WebBank to the borrower member’s bank account.
Lender servicing fee revenue is recognized in accordance with Statement FASB ASC 860 guidance on transfers and servicing of financial assets. Currently, a 1.00% service charge, based on any payments received, is charged to the investor at the time that we receive any payments from the borrower member. The service charge is deducted from any payments received on a member loan before the net amounts of those payments are allocated to the investors’ accounts.

Our treatment of interest and fee income is determined by the category that each member loan origination falls into, which are:
•	Third Party Purchased Member Loans — Member loans originated through our platform and sold to third party investor members through April 7, 2008.

•	Member Loans Originated as CM Loans — CM Loans originated on or after October 13, 2008.

•	LendingClub Funded Member Loans — Member loans we funded ourselves, irrespective of when originated.
Third Party Purchased Member Loans
These member loans are considered to have been sold to the investor members. As such, we recognize only origination fee and servicing fee revenue on these member loans and do not provide an allowance for loan losses. We recognize a servicing asset and corresponding servicing liability as a result of this sale in accordance with FASB ASC 860, and amortize the asset into income as payments are received on the member loans.
At September 30, 2009, gross future expected servicing fees related to these member loans was estimated to be $36,760 net of estimated future loan losses that would impair the value of this asset, which losses were estimated using those methods described in Allowance for loan losses in this footnote above. We have insufficient history to predict prepayments. However we believe that, based on our competitive interest rates, borrower members are unlikely to prepay their member loans in any great volume. Indeed for many borrower members, the main reason for securing a member loan with us is to provide needed cash flow at more attractive interest rates than could be obtained from other sources.
Further, because the earnings process is deemed to be complete at the time these member loans were transferred to the investors, and because there is no recourse to us in the event of default by the borrower member, we recognized 100% of the origination fee as revenue at the time the member loan was transferred to the purchaser and included the fee in interest income.
Member Loans Originated as CM Loans
Investor members are no longer able to purchase member loans. Rather, as described above, each member loan, or CM Loan, is recorded as a note receivable funded by us, while Notes, which are special limited recourse obligations of LendingClub corresponding to those CM Loans, are recorded as notes payable issued by us to investors. As we receive payments of principal and interest on the CM Loans we in turn make principal and interest payments on the Notes. These principal payments reduce the carrying value of both the CM Loans and Notes. If we do not receive a payment on the CM Loan, we are not obligated to and will not make any payments on the corresponding Notes. In light of this new structure, we adopted and account for the CM Loans and Notes under the provisions of FASB ASC 825, as described above.
We do not directly record servicing fee revenue from these CM Loans, but rather recognize interest income on our CM Loans related to these member loans based on the full amount of the loan payment at the stated interest rate to the borrower member without regard to the servicing fee. We correspondingly record interest expense on the corresponding Note based on the post-service fee payment we make to our investor members, which results in an interest rate and an interest expense on these Notes which is lower than that for the CM Loans. Origination fees on these CM Loans are recognized upon origination and included in interest income.
In accordance with FASB ASC 825, we include the estimated amount of unrealized gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the estimated unrealized gains or losses attributed to changes in instrument-specific credit risk were determined. As such, we do not record a specific loan loss allowance related to CM Loans and Notes in which we have elected the fair value option. Rather, we estimate the fair value of CM Loans and Notes using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the CM Loans and Notes and the amount of loss in the event of default using methodologies similar to those used for member loans we have funded ourselves. At origination and at each reporting period, we recognize as interest expense an amount equal to our estimated loan losses for the CM Loans, and interest income in an amount equal to our estimated loan losses on these Notes. As these items are amortizing at slightly different interest rates however, these amounts are not equal. Our net interest income related to these CM Loans and Notes is further described in Note 13— Net Interest Income.
LendingClub Funded Member Loans
We have ourselves funded approximately $19.5 million of member loans originated through the platform. When a member loan has been funded in whole, or in part, by us, we retain the portion of the borrower member’s monthly loan payment that corresponds to the percentage of the member loan that we have funded. In these cases, we record interest income on these notes receivable.

Origination fees from member loans funded by us are offset by our direct loan origination costs. The net amount is initially deferred and subsequently amortized ratably over the term of the member loan as an adjustment to yield, and is reported in the accompanying statements of operations as interest income. As of September 30, 2009 and 2008, we had net unamortized deferred loan origination costs of $55,491 and $23,251, respectively (see Note 4 — Member Loans Held for Investment). These deferred loan origination costs will be amortized monthly as interest expense/(income) through the remaining life of the related, member loans.
Concentrations of credit risk
Financial instruments that potentially subject us to significant concentrations of credit risk, consist principally of cash, cash equivalents, restricted cash, member loans held for investment, and CM Loans held at fair value. We hold our cash, cash equivalents and restricted cash in accounts at high-credit quality financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds the FDIC insured amounts. We perform credit evaluations of our borrower members’ financial condition and do not allow borrower members to have more than two member loans outstanding at any one time. We do not require collateral for member loans, but we maintain allowances for potential credit losses, as described above.
Stock-based compensation
We apply FASB ASC 718 guidance regarding the stock based compensation to account for equity awards made to employees. FASB ASC 718 requires all share-based payments made to employees, including grants of employee stock options, restricted stock and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values, and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. FASB ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.
FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price.
FASB ASC 718 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures, such that expense is recorded only for those stock-based awards that are expected to vest. Share-based awards issued to non-employees are accounted for in accordance with provisions of FASB ASC 718 and FASB ASC 505-50 guidance on equity based payment to non-employees.
New accounting pronouncements
In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. FASB ASC 105 establishes a single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC. The effective date of ASC 105 is for interim and annual reporting periods ending after September 15, 2009. ASC 105 does not have an impact on our financial position or results of operations as it does not change authoritative guidance.
In May 2009, the FASB issued ASC 855, Subsequent Events. FASB ASC 855 provides guidance on the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The date through which any subsequent events have been evaluated and the basis for that date must be disclosed. FASB ASC 855 requires that we disclose the analysis of subsequent events through the date that our Financial Statements are issued. FASB ASC 855 also defines the circumstances under which an entity should recognize such events or transactions and the related disclosures of such events or transactions that occur after the balance sheet date. The effective date of FASB ASC 855 is our interim or annual financial periods ending after June 15, 2009.
In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments, which expands the fair value disclosures for all financial instruments within the scope of FASB ASC 825-10-50 to interim reporting periods. We have adopted FASB ASC 825-10-65, and it is effective for interim reporting periods ending after June 15, 2009. ASC 825-10-65 does not have an impact on our financial position or results of operations as it focuses on additional disclosures. This disclosure is presented in Note 4 — Member Loans Held for Investment.

In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10-65-4 is an amendment of FASB ASC 820-10, Fair Value Measurements. FASB ASC 820-10-65-4 applies to all assets and liabilities and provides guidance on measuring fair value when the volume and level of activity has significantly decreased and guidance on identifying transactions that are not orderly. FASB ASC 820-10-65-4 requires interim and annual disclosures of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, which occurred during the period. We have adopted FASB ASC 820-10-65-4, which is effective for interim and annual reporting periods ending after June 15, 2009. ASC 820-10-65-4 does not have a material impact on our company’s financial position or results of operations.
In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” which updates FASB ASC 820-10. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
•	A valuation technique that uses a) the quoted price of an identical liability when traded as an asset, or b) quoted prices for similar liabilities or similar liabilities when traded as assets.

•
Another valuation technique that is consistent with the principles of FASB ASC 820, examples include an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

This standard is effective for financial statements issued for interim and annual periods beginning after August 2009. We will adopt ASU 2009-05 effective for the quarter ending December 31, 2009. We do not expect that the adoption will have a material impact on our consolidated financial statements.
3. Net Loss Attributable to Common Stockholders
We compute net loss per share in accordance with FASB ASC 260 guidance on this subject. Under FASB ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.
In January 2008, as detailed in Note 7 — Convertible Notes Payable, we issued two subordinated convertible promissory notes totaling $1,000,000. Additionally, in connection with the issuance of these subordinated convertible promissory notes, we issued warrants to purchase 234,742 shares of Series A convertible preferred stock, and we recorded a beneficial conversion feature of $178,755 of which a total of $134,066 and $156,410 was amortized to interest expense during the three and six months ended September 30, 2008, respectively. In September 2008, these notes were converted into 990,212 shares of our Series A preferred stock.
Because our convertible preferred stock and the subordinated convertible promissory notes on an as-converted basis are deemed to be anti-dilutive, and were therefore excluded from the computation of basic earnings per share, we have also decreased the net loss attributable to common stockholders by the value of our amortized beneficial conversion feature.

The following table details the computation of the net loss per share (unaudited):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(2,813,137)	$(3,347,061)	$(5,674,083)	$(7,060,344)
Add: amortization of beneficial conversion feature on convertible preferred stock	—	134,066	—	156,410

Net loss attributable to common stockholders	$(2,813,137)	$(3,212,995)	$(5,674,083)	$(6,903,934)

Weighted-average common shares outstanding, basic and diluted	8,248,487	8,190,000	8,236,216	8,190,000
Net loss per common share:

Basic and diluted	$(0.34)	$(0.39)	$(0.69)	$(0.84)
Due to the losses attributable to common stockholders for each of the periods presented in the table below, the following potentially dilutive shares are excluded from the basic and diluted net loss per share calculation as including such shares in the calculation would be anti-dilutive.

	Three Months Ended September 30,		Six Months Ended September 30,
(Unaudited)	2009	2008	2009	2008
Excluded Securities:
Weighted-average Series A convertible preferred stock	15,740,285	10,660,152	15,740,285	10,618,489
Weighted-average Series B convertible preferred stock	16,036,346	—	16,036,346	—
Weighted-average restricted stock options issued to employees	3,115,579	1,719,855	2,718,539	1,550,621
Weighted-average warrants and contingent shares outstanding	1,965,170	1,422,857	1,869,069	1,282,596

Total common stock equivalents excluded from diluted net loss per share	36,857,380	13,802,864	36,364,239	13,451,706

4. Member Loans Held for Investment
Member loans funded by us and held for investment are as follows:

	As of September 30,	As of March 31,
	2009	2009
	(unaudited)
Unsecured member loans, net of chargeoffs	$12,205,805	$10,927,741
Deferred origination costs/(revenue), net	55,491	101,464

	12,261,296	11,029,205
Allowance for loan losses	(1,595,789)	(1,110,726)

Member loans held for investment, net	$10,665,507	$9,918,749

We provide an allowance for loan losses for member loans funded by us in accordance with FASB ASC 310-10-35 and FASB ASC 450. The allowance for loan losses is a valuation allowance established to provide for estimated credit losses in the portfolio of member loans held for investment at the balance sheet date. As of September 30, 2009, we had fully reserved for our portion of 109 member loans with an aggregate principal balance of $594,631.

Changes in the allowance for loan losses, the composition of the allowance for loan losses and the allowance for loan losses were as follows (unaudited):

Balance at March 31, 2009	$1,110,726
Chargeoffs	(228,876)
Provision for loan losses	463,676

Balance at June 30, 2009	$1,345,526
Chargeoffs	(280,566)
Provision for loan losses	530,828

Balance at Sept 30, 2009	$1,595,789

We believe that the credit and interest rate risks of our member loans held for investment are substantially similar to those of our CM Loans, which we measure at fair value (see Note 5 — CM Loans and Notes Held for Investment at Fair Value). In fact, both of these instruments are originated through our lending platform, and in many instances a portion of a member loan may be carried as a member loan held for investment, while another portion of that same member loan will become a CM Loan against which related Notes will be issued. Further, because of the similarity of these two instruments, our methodology for recording realized and unrealized gains on our CM Loans is substantially similar to the methodologies we use to measure our provision for loan loss allowances and chargeoffs on our member loans held for investment (see Note 2 — Summary of Significant Accounting Policies, Revenue Recognition, Member Loans Originated as CM Loans). Based on these similarities, we therefore believe that the fair value of our member loans held for investment is equivalent to their carrying value.
Of the $5,104,525 of member loans held for investment that we originated during the six months ended September 30, 2009, we reclassified $564,080 to CM Loans held at fair value upon the sale to investor members of a like amount of Notes to which those member loans corresponded. The Notes were sold for an amount equal to the par value of the corresponding member loans, and therefore no gain or loss was recorded on the sale of the Notes or transfer of the member loans held for investment to CM Loans held at fair value.
5. CM Loans and Notes Held for Investment at Fair Value
At September 30, 2009, we had the following assets and liabilities measured at fair value on a recurring basis (unaudited):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
CM Loans	—	—	$23,559,534	$23,559,534

Liabilities
Notes	—	—	$23,554,970	$23,554,970
Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2009 (unaudited):

	CM Loans	Notes
Fair value at March 31, 2009	$8,239,909	$8,238,597
Originations	6,119,200	6,119,200
Principal repayments	(904,606)	(906,116)

Outstanding principal	13,454,503	13,451,681
Realized and unrealized gains/(losses) included in earnings	(255,268)	(255,191)

Fair value at June 30, 2009	13,199,235	13,196,490
Originations	12,088,125	12,652,205
Reclassification from member loans held for investment	564,080	—

Principal repayments	(1,536,522)	(1,538,503)

Outstanding principal	24,314,918	24,310,192
Realized and unrealized gains/(losses) included in earnings	(755,384)	(755,222)

Fair value at September 30, 2009	$23,559,534	$23,554,970

The majority of realized and unrealized gains/(losses) included in earnings are attributable to changes in instrument-specific credit risk and are reported on the “Interest income, CM Loans, net” and “Interest income, Notes, net” line items. The majority of total realized and unrealized gains/(losses) were related to Level 3 instruments held at September 30, 2009.
At September 30, 2009, we had one CM Loan representing $6,327 of outstanding CM Loan principal and $1,637 of CM Loan fair value which was 90 days or more delinquent, and $1,636 of Notes principal fair value which had not been paid for 90 days or more. At September 30, 2009, we had forty CM Loans representing $265,761 of outstanding CM Loan principal and $50,281 of CM Loan fair value which were on non-accrual status, and $50,269 of Notes principal fair value which were on non-accrual status.
6. Loans Payable
Loans payable consists of the following:

	As of September 30,	As of March 31,
	2009	2009
	(unaudited)

Growth capital term loan	$3,890,883	$2,704,571
Unamortized discount on growth capital term loan	(123,317)	(61,376)
Financing term loan	4,737,131	3,697,067
Unamortized discount on financing term loan	(212,327)	(179,061)
Notes payable to private placement investors	3,178,215	3,726,731
Unamortized discount on notes payable	(185,250)	(240,128)

Total loans payable	$11,285,335	$9,647,804

At September 30, 2009, future maturities due on all loans payable were as follows (unaudited):

Year ending March 31,
2010	$2,927,896
2011	5,907,151
2012	2,601,694
2013	369,488

11,806,229
Less amount representing debt discount	(520,894)

Total loans payable	$11,285,335

Growth capital term loan
In October 2007, we entered into a loan and security agreement with a bank that allows for borrowings of up to $3,000,000 for working capital needs. In October 2008, we amended the agreement to increase available borrowing to $4,000,000. The loan is secured by substantially all of our assets except our intellectual property rights, payments received on our CM Loans, and certain deposit accounts. Borrowings bear interest at a fixed rate of 8.5% per annum. Each advance is repayable in 36 equal monthly installments of principal and interest commencing the first day of the month following the advance.
In connection with this loan agreement, we issued a fully vested warrant to purchase 98,592 shares of Series A convertible preferred stock at an exercise price of $1.065 per share, for which we recorded a debt discount of $84,263. The growth capital term loan also requires us to maintain a certificate of deposit with the bank of $150,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. At September 30, 2009, no amounts were available for future financing under this agreement.
On October 7, 2008, we entered into amendments to our growth capital term loan and financing term loan. These amendments became effective as of October 10, 2008, whereby the lenders waived certain or our past covenant violations and consented to our new operating structure. In connection with the amendments to one of these facilities, we issued the growth capital term loan lender a fully vested warrant to purchase 37,558 shares of Series A convertible preferred stock at an exercise price of $1.065 per share and recorded an expense of $29,782.

In December 2008, we drew down the remaining $1,000,000 of availability under this line and issued a fully vested warrant to purchase 28,170 shares of Series A convertible preferred stock at an exercise price of $1.065 per share, and recorded a debt discount of $21,651.
Amortization of the debt discounts recorded for this loan were $16,529 and $7,022 in the three months ended September 30, 2009 and 2008, respectively, and $30,490 and $14,044, respectively, for the six months ended September 30, 2009 and 2008, and were recorded as interest expense.
Financing term loan
In February 2008, we entered into a loan and security agreement with a lender that provides for financing of up to $5,000,000 to be lent out to borrower members funded by us. The financing term loan was available for advances through June 30, 2008, but was subsequently amended in October 2008 to allow availability through December 31, 2008. The interest rate is fixed at 10.0% per annum. The agreement requires that proceeds received from borrower member payments on member loans funded by us be used to pay down the financing term loan. The financing term loan is secured by substantially all of our assets except our intellectual property rights, payments received on the CM Loans, and certain deposit accounts. The financing term loan requires us to maintain a certificate of deposit with a bank of $250,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets.
In February and March 2008, we received advances totaling $3,600,000. During the year ended March 31, 2009, we drew down the remaining $1,400,000 available under the financing term loan. In connection with this loan agreement, from inception through September 30, 2009, we issued fully vested warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock and recorded total debt discounts of $277,962. At September 30, 2009, the financing term loan was fully drawn.
Amortization of the debt discounts recorded for this loan were $30,866 and $20,597 in the three months ended September 30, 2009 and 2008, respectively, and $59,164 and $41,195, respectively, for the six months ended September 30, 2009 and 2008, and were recorded as interest expense.
May 2009 term loan
On May 18, 2009, we entered into a new secured loan facility, or the May 2009 term loan, with our growth capital term loan and financing term loan lenders, and amended our prior growth capital term loan and financing term loan to accommodate the new borrowing. The May 2009 term loan allows us to borrow up to $4,000,000 at an interest rate of 10.0% per annum. We also paid a commitment fee of $20,000 and $9,850 of the lenders’ expenses in connection with the facility. The borrowings are to be used to fund member loans. The borrowings are secured by a blanket lien on substantially all of our assets, except our intellectual property rights, certain deposit accounts and payments received on CM Loans. Additionally, the May 2009 term loan was secured with a certificate of deposit in the amount of $300,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. The lenders also received the right to invest up to $500,000 each in our next round of equity financing on the same terms offered to other investors. On a monthly basis, we also agreed to maintain a minimum collateral ratio calculated as (i) the sum of the certificate of deposit collateral and the outstanding balance of member loans funded with the borrowing which are current in their payment status to (ii) the outstanding balance under the loan facility. In the event that the minimum collateral ratio is less than the minimum allowed under the agreement, we must increase the certificate of deposit to meet the minimum collateral ratio. In connection with this loan facility, we issued each lender a fully vested warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share, (see Note 9 — Preferred Stock). We recorded a debt discount related to the issuance of these warrants of $184,860. Amortization of the debt discount related to this warrant is included in interest expense for the growth capital term loan and financing term loan, as further explained immediately below.
Effective August 3, 2009, we consolidated the growth capital term loan, the financing term loan and the May 2009 term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan, together the “Newly Restated Agreements.” The terms of the Newly Restated Agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on the CM Loans. Additionally, the Newly Restated Agreement continues to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment. Further, we agreed in the Newly Restated Agreements to maintain the same minimum collateral ratio as established in the May 2009 term loan. As of September 30, 2009, we had fully drawn down the entire $4,000,000 of combined availability under the Newly Restated Agreements.

Notes payable to private placement investors
During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,707,964. Each note is repayable over three years and bears interest at the rate of 12% per annum. In June and July 2009, we issued an additional $200,000 of notes which bear interest at the rate of 8% per annum. We are using the proceeds of these notes to fund member loans. In connection with origination of these notes payable, we issued fully vested warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock (see Note 9 — Preferred Stock). We recorded a debt discount of $329,271, and amortization of the debt discount was recorded as interest expense of $27,439 and $12,918 for the three months ended September 30, 2009 and 2008, respectively. During the six months ended September 30, 2009 and 2008, we recorded interest expense of $54,878 and $37,313, respectively, related to amortization of debt discounts.
7. Convertible Notes Payable
In January 2008, we issued subordinated convertible promissory notes, or the convertible notes, to two venture capital stockholders with principal amounts of $500,000 each, under the terms of a note and warrant purchase agreement. The convertible notes bore interest at the rate of 8% per annum, and principal and interest are due in full on January 24, 2010. In connection with the issuance of the convertible notes, we issued warrants to purchase an aggregate of 234,742 shares of Series A convertible preferred stock to the convertible notes holders and recorded a debt discount of $178,755. This debt discount was amortized into interest expense over the life of the convertible notes. At September 30, 2009, the unamortized balance of the debt discount was $0, and the related interest expense recognized during the three months ended September 30, 2009 and 2008 was $0 and $134,066, respectively. During the six months ended September 30, 2009 and 2008, the related interest expense was $0 and $156,410, respectively.
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
In accordance with FASB ASC 470-20 guidance on accounting for debt with conversion features and other options, the intrinsic value of the beneficial conversion feature (“BCF”) was determined to be equal to the fair value of the warrants as estimated above. Accordingly, we recorded a beneficial conversion feature of $178,755. This amount was amortized into interest expense over the life of the convertible notes. At September 30, 2009, the unamortized balance of the BCF was $0, and the related interest expense recognized during the three months ended September 30, 2009 and 2008 was $0 and $134,066, respectively. During the six months ended September 30, 2009 and 2008, the related interest expense was $0 and $156,410, respectively.
8. Related Party Transactions
Of the notes payable to private placement investors described in Note 6 — Loans Payable, $625,000 of original principal was invested by related parties on terms identical to those of given to the other private placement note investors.
9. Preferred Stock
Convertible preferred stock
In March 2009, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares which we are authorized to issue from 49,500,000 shares to 83,200,000 shares, 50,000,000 of which are designated as common stock, and 33,200,000 of which are designated as preferred stock.
In July 2009, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares which we are authorized to issue from 83,200,000 shares to 83,600,000 shares, 50,000,000 of which are designated as common stock, and 33,600,000 of which are designated as preferred stock.

A complete description of the rights, preferences, privileges and restrictions of our common stock and the Series A and Series B convertible preferred stock is included in the Amended and Restated Certificate of Incorporation, as amended, which was attached as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. There are significant restrictions on the obligation or right to redeem the outstanding convertible preferred stock. None of our convertible preferred stock is considered permanent equity based on the guidance of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” The significant terms of outstanding Series A and Series B convertible preferred stock are as follows:
Conversion — Each share of Series A and Series B convertible preferred stock is convertible, at the option of the holder, initially, into one share of common stock (subject to adjustments for events of dilution). The Series A and Series B convertible preferred stock will each automatically be converted upon the earlier of (i) the closing of an underwritten public offering of our common stock with aggregate gross proceeds that are at least $20,000,000 or (ii) the consent of the holders of a 55% majority of outstanding shares of Series A and Series B convertible preferred stock, voting together as a single class, on an as-converted to common stock basis.
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

10. Stockholders’ Deficit
Common stock
As of September 30, 2009, we have reserved shares of common stock for future issuance as follows (unaudited):

Convertible preferred stock, Series A	15,740,285
Convertible preferred stock, Series B	16,036,346
Options to purchase common stock	2,551,203
Options available for future issuance	3,919,799
Convertible preferred Series A stock warrants	1,265,990
Convertible preferred Series B stock warrants	374,180
Common stock warrants	325,000

Total common stock reserved for future issuance	40,212,803

During the three months ended September 30, 2009, we issued 34,938 shares of common stock in exchange for proceeds of $9,433 upon the exercise of employee stock options.
11. Stock-Based Compensation
Under our 2007 Stock Incentive Plan, or the Option Plan, we may grant options to purchase shares of common stock to employees, executives, directors and consultants at exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory options. An aggregate of 6,548,000 shares have been authorized for issuance under the Option Plan. These options generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 12 quarters thereafter.
The Option Plan allows for employees to early exercise options on the first anniversary date of employment, regardless of the vested status of granted options. If an employee’s employment is terminated prior to fully vesting in options that have been early exercised, we may repurchase the common stock associated with unvested options at the original exercise price. As of September 30, 2009, none of the option holders have chosen to early exercise.
We used the Black-Scholes option pricing model for estimating the fair value of stock options granted with the following weighted average assumptions for the three and six months ended September 30, 2009 and 2008. We did not grant any options in the three months ended September 30, 2009.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Unaudited)	2009	2008	2009	2008
Expected dividend yield	—	0%	0%	0%
Expected volatility	—	63.6%	53.81%	63.6%
Risk-free interest rates	—	3.38%	2.81%	3.38%
Expected life	—	6.25 years	6.05 years	6.25 years
We have elected to use the calculated-value method under FASB ASC 718 to calculate the volatility assumption for fiscal 2009 and 2008. The expected life assumption was determined based upon historical data gathered from public peer companies. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. We have paid no cash dividends and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in our option-pricing models.

Options activity under the Option Plan is summarized as follows (unaudited except for balances at March 31, 2009):

			Options Exercisable and Not Subject to
			Repurchase
	Options Outstanding			Weighted Average
	Shares Available			Exercise Price per
	for Grant	Number of Shares	Number of Shares	Share
Balances at March 31, 2009	4,638,765	1,878,550	756,312	$0.27
Additional Authorized	—	—	—	—
Options Granted	(1,624,478)	1,624,478	—	0.23
Options Exercised	—	(11,375)	—	0.27
Options Cancelled	243,187	(243,187)	—	0.27
Option Expired	—	—	—	—

Balances at June 30, 2009	3,257,474	3,248,466	798,565	$0.25
Additional Authorized	—	—	—	—
Options Granted	—	—	—	—
Options Exercised	—	(34,938)	—	0.27
Options Cancelled	662,325	(662,325)	—	0.23
Option Expired	—	—	—	—

Balances at September 30, 2009	3,919,799	2,551,203	883,575	$0.25

A summary by exercise price of outstanding options and options exercisable and not subject to repurchase at September 30, 2009, is as follows (unaudited):

Options Exercisable and
	Options Outstanding			Not Subject to Repurchase
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
	Number of	Price per	Contractual	Number of	Price per
	Shares	Share	Life (Years)	Shares	Share
Exercise price $0.23	983,435	$0.23	9.68	121,935	$0.23
Exercise price $0.27	1,567,768	$0.27	8.16	761,640	$0.27
The following table presents details of stock-based compensation expenses by functional line item for the periods indicated (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales, marketing and customer service	$12,897	$1,654	$20,361	$4,672
Engineering	16,573	6,897	27,920	15,356
General and administrative	15,799	7,714	26,956	13,003

	45,268	16,265	75,237	33,031
Less stock-based compensation expense for non-employees	(1,416)	(1,145)	(2,831)	(1,748)

Total employee stock-based compensation expense	$43,853	$15,120	$72,406	$31,283

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

During the six months ended September 30, 2009 and 2008, we granted stock options to purchase 1,624,478 and 964,800 shares, respectively, of common stock with a weighted average grant date fair value of $0.12 and $0.17, respectively, per share. No options were issued in the three months ended September 30, 2009. As of September 30, 2009, total unrecognized compensation cost was $216,079. These costs are expected to be recognized through May 2013.
12. Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense or benefit together with calculating the deferred income tax expense or benefit related to temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the accompanying balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income.
As of September 30, 2009, we continued to have a full valuation allowance against our net deferred tax assets. We believe that our deferred tax assets will more likely than not be realized. For the three months ended September 30, 2009, we were in a loss position. We did not have any foreign operations and therefore did not record any tax provisions during the period.
We adopted the provisions of FASB ASC 740 on April 1, 2007. FASB ASC 740 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the largest amount of a tax position that is more-likely-than-not to be sustained upon audit, based on the technical merits of the position. The adoption of FASB ASC 740 did not affect our financial condition, results of operations or cash flows for the fiscal year ended March 31, 2009.
We file income tax returns in the U.S. federal jurisdiction and California jurisdictions. Our tax years for 2006 and forward are subject to examination by the U.S. and California tax authorities as the statutes of limitation are still open.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FASB ASC 740, we did not have any unrecognized tax benefits and associated accrued interest or penalties nor was any interest expense or penalties recognized during the fiscal year ended March 31, 2009.
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
(Remainder of page intentionally left blank)

The following table summarizes net interest income (expense) as follows (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Member loans held for investment	$371,267	$239,563	$687,386	$437,320
CM Loans held for investment at fair value
Interest and fees earned on CM Loans	808,974	—	1,225,230	—
Credit risk related adjustment (interest expense)	(755,384)	—	(1,010,652)	—
Cash and cash equivalents	4,479	10,375	21,069	27,913

Total interest income	$429,336	$249,938	$923,033	$465,233

Interest expense:
Notes held for investment at fair value
Interest and fees expensed on Notes	$435,316	$—	$696,332	$—
Credit risk related adjustment (interest income)	(755,222)	—	(1,010,412)	—
Loans payable	313,823	260,672	580,911	434,306
Convertible notes payable	—	19,945	—	39,890
Amortization of debt discount	74,834	185,766	144,533	248,962
Amortization of BCF	—	134,066	—	156,410

Total interest expense	$68,751	$600,449	$411,364	$879,568

A reconciliation of the table above to our Condensed Statements of Operations is as follows (unaudited):

Per table above:
Total interest income	$429,336	$249,938	$923,033	$465,233
Total interest expense	(68,751)	(600,449)	(411,364)	(879,568)

	$360,585	$(350,511)	$511,669	$(414,335)

Per Condensed Statements of Operations:
Net interest income (loss), loans held for investment	$(12,911)	$(350,511)	$(16,989)	$(414,335)
Net interest income (loss), CM Loans and Notes held for investment at fair value	373,496	—	528,658	—

	$360,585	$(350,511)	$511,669	$(414,335)

14. Commitments and Contingencies
Operating leases
We lease our principal administrative and service facilities, as well as office equipment, under a six month operating lease. Rent expense was $36,609 and $37,200 for the three months ended September 30, 2009 and 2008, respectively, and $73,702 and $74,400 for the six months ended September 30, 2009 and 2008, respectively.

Securities law compliance
From May 2007 through April 2008, we sold approximately $7.4 million of member loans to investor members who were unaffiliated with us through our platform whereby we assigned promissory notes directly to investor members. We did not register the offer and sale of the promissory notes offered and sold through our platform under the Securities Act of 1933 or under the registration or qualification provisions of the state securities laws. Our management believes that the question of whether or not the operation of our platform involved an offer or sale of a “security” involved a complicated factual and legal analysis that was uncertain. If the sales of promissory notes offered through our platform were viewed as a securities offering, we would have failed to comply with the registration and qualification requirements of federal and state law, and investor members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933 is one year from the violation. The statute of limitations periods under state securities laws for sales of unregistered securities may extend for a longer period of time, and certain state securities laws empower state officials to seek restitution or rescission remedies for purchasers of unregistered securities. We have received inquiries from a number of states in respect of these prior sales of loans; neither the SEC nor any state, however, has taken or threatened administrative action or litigation over such loan sales.
Our decision to restructure our operations and cease sales of promissory notes offered through the platform effective April 7, 2008 limited this contingent liability so that it only relates to the period from the launch of our platform in May 2007 until April 7, 2008, the termination of sales under our prior operating structure.
We have not recorded an accrued loss contingency under FASB ASC 450 in connection with this contingent liability. Accounting for loss contingencies pursuant to FASB ASC 450 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. We have assessed the contingent liability related to prior sales of member loans on the platform in accordance with FASB ASC 450 and have determined that the occurrence of the contingency is reasonably possible. In accordance with FASB ASC 450, we have estimated the range of loss as of September 30, 2009 as between $0 and $3.61 million, which is, as of September 30, 2009, the aggregate outstanding principal balance of member loans sold to persons unaffiliated with us from inception through April 7, 2008. In making this assessment, we considered our view, described above, that analyzing whether or not the operation of our platform involved an offer or sale of a “security” involved a complicated factual and legal analysis that was uncertain. In addition, we considered our belief that investor members have received what they expected to receive in the transactions under our prior operating structure. Generally, the performance of the outstanding member loans had, in our view, delivered to investor members the benefits they expected to receive in using our platform.
Due to the legal uncertainty regarding the sales of promissory notes offered through our platform under our prior operating structure as described above, we decided to restructure our operations to resolve such uncertainty. We began our implementation of this decision on April 7, 2008, when we ceased offering investor members the opportunity to make purchases on our platform, ceased accepting new investor member registrations and ceased allowing new funding commitments from existing investor members. We then filed the registration statement (the “Registration Statement”) with the SEC to register the issuance and sale of Notes under our new operating structure. We resumed accepting new investor members and allowing transactions with investor members starting October 13, 2008, after the date the Registration Statement became effective.
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
We adopted the provisions of FASB ASC 820 and FASB ASC 825. FASB ASC 825 permits companies to choose to measure certain financial instruments and certain other items at fair value. FASB ASC 825 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We applied the provisions of FASB ASC 825 to the CM Loans and Notes issued under our prospectus, but did not apply the provisions of FASB ASC 825 to prior member loans which were sold to our investor members.

15. Subsequent Events
We did not have any reportable events subsequent to September 30, 2009 and through the date immediately prior to the release of these financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Part II Item 1A “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for our products and services; the intensity of competition; our ability to effectively expand and improve internal infrastructure; and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part II Item 1A found later in this report entitled “Risk Factors,” as well as the “Risk Factors” section of the prospectus for the Notes dated July 30, 2009 and filed with the SEC, as may be amended or supplemented from time to time. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.
Overview
We are an internet-based social lending platform. We allow qualified borrower members to obtain loans (which we refer to as “member loans”) with interest rates that they find attractive. Since October 13, 2008, investors have had the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by us, with each series of Notes corresponding to an individual member loan originated on our platform (which we refer to as “CM Loans”). The Notes are dependent for payment on CM Loans and offer interest rates and credit characteristics that the investors find attractive. From the launch of our platform in May 2007 until April 7, 2008, we did not offer Notes on our platform. Instead, our platform allowed investor members to purchase assignments of unsecured member loans directly. Since November 2007, we have also funded member loans ourselves, which we refer to as “member loans held for investment” based on our intent and ability to hold the loans for the foreseeable future or to maturity.
All member loans are unsecured obligations of individual borrower members with fixed interest rates and three-year maturities. The member loans are originated through our website, funded by WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, at closing and immediately assigned to us upon closing. As a part of operating our lending platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the origination of member loans through our agreement with WebBank. We also provide servicing for the member loans on an ongoing basis.
We were incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. As of September 30, 2009, the lending platform has facilitated approximately 6,353 member loans since our launch in May 2007.
We have been operating since December 2007 pursuant to an agreement with WebBank. WebBank serves as the lender for all member loans originated through our platform. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that as of October 31, 2009, we do not currently offer member loans in Idaho, Iowa, Indiana, Kansas, Maine, Mississippi, Nebraska, North Carolina, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.
We have a limited operating history and have incurred net losses since our inception. Our net loss was $2,813,314 and $5,674,083, respectively, for the three and six months ended September 30, 2009. We earn revenues from processing fees charged to members, primarily a borrower member origination fee and an investor service charge. We also earn interest income on member loans that we fund ourselves. At this stage of our development, we have funded our operations primarily with proceeds from our venture capital financings, our credit facilities and debt and equity issuances, which are described below under “Liquidity and Capital Resources.” We also rely on our credit facilities and debt issuances to borrow funds, which we have used to fund member loans ourselves. Over time, we expect that the number of borrower members and investors and the volume of member loans originated through our platform will increase, and that we will generate increased revenue from borrower origination fees and investor service charges. Our decision to temporarily stop accepting investor member commitments, effective from April 7, 2008 until October 13, 2008, slowed the ramp up of our operations and expended liquidity as we funded member loans ourselves during this period.

Our operating plan allows for a continuation of the current strategy of raising capital through debt and equity financings to finance our operations until we reach profitability and become cash-flow positive, which we do not expect to occur within the next twelve months. Our operating plan calls for significant investments in website development, security, loan scoring, loan processing and marketing before we reach profitability. During the year ended March 31, 2009, we raised $5,386,893, net of issuance costs, from the sale of 5,112,672 shares of our Series A convertible preferred stock, $1,054,575 from the conversion of principal and interest on our convertible notes into 990,212 shares of our Series A convertible preferred stock, and $11,897,738, net of issuance costs, from the sale of 16,036,346 shares of our Series B convertible preferred stock. During the year ended March 31, 2008, we raised $9,925,001, net of issuance costs, from the sale of 9,445,401 shares of our Series A convertible preferred stock and $1,499,265 from the sale of 2,216,500 shares of our common stock. From October 2007 through March 31, 2009, we also raised $13,707,964 through the issuance of notes payable in connection with our growth capital term loan, financing term loan and private placement notes. During the six months ended September 30, 2009, we raised $4,200,000 through the issuance of notes payable in connection with our May 2009 term loan and our private placement notes.
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
(Remainder of page intentionally left blank)

Results of Operations
Revenues
Our business model consists primarily of charging transaction fees to both borrower members and investor members. The borrower member pays a fee to us for providing the services of arranging the member loan and the investor member pays a fee to us for managing the payments on the member loans and maintaining account portfolios. We also generate revenue from interest earned on our member loans held for investment and our CM Loans and recognize interest expense on our Notes.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Member loans held for investment	$371,267	$239,563	$687,386	$437,320
CM Loans held for investment at fair value
Interest and fees earned on CM Loans	808,974	—	1,225,230	—
Credit risk related adjustment (interest expense)	(755,384)	—	(1,010,652)	—
Cash and cash equivalents	4,479	10,375	21,069	27,913

Total interest income	$429,336	$249,938	$923,033	$465,233

Interest expense:
Notes held for investment at fair value
Interest and fees expensed on Notes	$435,316	$—	$696,332	$—
Credit risk related adjustment (interest income)	(755,222)	—	(1,010,412)	—
Loans payable	313,823	260,672	580,911	434,306
Convertible notes payable	—	19,945	—	39,890
Amortization of debt discount	74,834	185,766	144,533	248,962
Amortization of BCF	—	134,066	—	156,410

Total interest expense	$68,751	$600,449	$411,364	$879,568

(Remainder of page intentionally left blank)

Interest Income
The following table presents our quarterly interest income sources in both absolute dollars and as a percentage of interest income (in thousands):

	For the Quarter Ended
	December 31,		March 31,		June 30,		September 30,
Interest Income	2007		2008		2008		2008
Source	$	%	$	%	$	%	$	%

Borrower origination fees earned on third party purchased member loans	43	27	64	30	20	9	0	0
Borrower origination fees and interest earned on member loans held for investment	16	9	109	50	177	82	240	96
Borrower origination fees and interest earned on CM Loans held for investment, net of interest expense on the related Notes	0	0	0	0	0	0	0	0
Interest earned on cash and investments	102	64	43	20	18	9	10	4

Total Interest Income	161	100	216	100	215	100	250	100

	For the Quarter Ended
	December 31,		March 31,		June 30,		September 30,
Interest Income	2008		2009		2009		2009
Source	$	%	$	%	$	%	$	%

Borrower origination fees earned on third party purchased member loans	0	0	0	0	0	0	0	0
Borrower origination fees and interest earned on member loans held for investment	326	116	284	62	316	65	371	49
Borrower origination fees and interest earned on CM Loans held for investment, net of interest expense on the related Notes	(57)	-20	166	36	155	32	374	50
Interest earned on cash and investments	13	5	8	2	17	3	4	1

Total Interest Income	282	100	458	100	488	100	749	100

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
Interest Earned on Member Loans Held for Investment
Between April 7, 2008 and October 13, 2008, while we sought to register the offering of the Notes, we funded the platform ourselves and generated interest income through investment in member loans held for investment. Subsequent to the effectiveness of our Registration Statement, we have continued to fund some of these member loans. But, as we increase our marketing and awareness efforts, we expect that the ratio of member loans held for investment to CM Loans that we originate each quarter will diminish over time.
When payments are received on member loans held for investment, the interest portion paid by our borrower members and the amortization of the origination fees, net of costs of origination, are recorded as interest income. Interest rates on these member loans, excluding amortization of net origination fees, range from 6.00% to 20.52% per annum as of September 30, 2009. During the three and six months ended September 30, 2009, we funded $1,188,175 and $5,082,850, respectively, of member loans while our investor members funded $12,107,300 and $18,227,150, respectively of member loans.
During the three months ended September 30, 2009 and 2008, we recorded interest income on the member loans we funded of $371,267 and $239,563, respectively, while during the six months ended September 30, 2009 and 2008, we recorded interest income on the member loans we funded of $687,386 and $437,320, respectively.
Borrower Origination Fees and Interest Earned on CM Loans Held for Investment Net of Interest Expense on the Related Notes
Beginning October 13, 2008, we began recording interest income, including borrower origination fees, from CM Loans and corresponding interest expense from the Notes. Interest income from the CM Loans includes origination fees on these member loans which are recognized in the period originated. During the three and six months ended September 30, 2009, we recorded interest income from CM Loans of $808,974 and $1,225,230, respectively, including $350,053 and $489,958, respectively, of origination fees. Under FASB ASC 825 guidance for regarding fair value option for accounting for financial assets, for the year three and six months ended September 30, 2009, this interest income was offset by credit risk related adjustments on CM Loans of $755,384 and $1,010,652, respectively, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $435,316 and $696,332, respectively, during the three and six months ended September 30, 2009, and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $755,222 and $1,010,412, respectively, during that same period. Over time, we expect that revenues and expenses related to CM Loans and Notes will increase as we grow our platform.

Interest Earned on Cash and Investments
Interest income from cash and cash equivalents is recorded as it is earned. For the three and six months ended September 30, 2009, we recorded $4,479 and $21,069, respectively, in interest income earned on cash and cash equivalents. Comparatively, for the three and six months ended September 30, 2008, we recorded $10,375 and $27,913, respectively, in interest income earned on cash and cash equivalents. The differences in interest income are a function of the cash on hand and the declining interest rate climate during the relevant periods. We do not expect interest income from cash and cash equivalents to be a significant part of our business model.
Interest Expense on Notes Payable
Interest expense, other than that described above with regard to CM Loans and Notes, consists primarily of cash and non-cash interest on notes payable and convertible notes. For the three months ended September 30, 2009 and 2008, we paid cash interest of $313,823 and $260,672, respectively, for interest due on our notes payable. For the three months ended September 30, 2009 and 2008, we recorded $74,834 and $185,766, respectively, for non-cash interest expense related to debt discounts due to warrants on our notes payable. We also recorded non-cash interest expense for interest due on our convertible notes of $0 and $19,945 for the three months ended September 30, 2009 and 2008, respectively. These notes, including accrued but unpaid interest, were converted to Series A convertible preferred stock on August 29, 2008. In addition, we recorded non-cash interest expense related to the beneficial conversion feature of the convertible notes in the amount of $0 and $134,066 for the three months ended September 30, 2009 and 2008, respectively.
For the six months ended September 30, 2009 and 2008, we paid cash interest of $580,911 and $434,606, respectively, for interest due on our notes payable. For the six months ended September 30, 2009 and 2008, we recorded $144,533 and $248,962, respectively, for non-cash interest expense related to debt discounts due to warrants on our notes payable. We also recorded non-cash interest expense on our convertible notes of $0 and $38,890, respectively, for the six months ended September 30, 2009 and 2008, respectively. In addition, we recorded non-cash interest expense related to the beneficial conversion feature of the convertible notes in the amount of $0 and $156,410, respectively, for the six months ended September 30, 2009 and 2008, respectively.
As we have no additional availability under our various notes payable agreements, we expect interest expense on our notes payable to decrease over the next year as we repay these loans.
Allowance for Loan Losses
The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of potential credit losses inherent in our portfolio of member loans that we fund ourselves, in whole or in part, and hold for investment and is based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through our collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex, and requires judgment by management about the effect of matters that are inherently uncertain (see Note 2 — Significant Accounting Policies, Allowance for loan losses) . Moreover, in light of our limited operating history, we do not yet have significant historical experience unique to our own base of borrowers and underwriting criteria with which to help estimate expected losses on our portfolio. In the three and six months ended September 30, 2009, we recorded an allowance for loan losses of $530,828 and $994,504, respectively, against our member loans held for investment. Comparatively, in the three and six months ended September 30, 2008, we recorded an allowance for loan losses of $129,730 and $284,931, respectively, against our member loans held for investment.
Amortization of loan servicing rights
We charge investor members an ongoing service charge in respect of member loans and Notes that they have purchased through our platform. The service charge offsets the costs we incur in servicing member loans, including managing payments from borrower members, payments to investor members and maintaining account portfolios. This service charge is equal to 1.00% of all amounts paid by us to an investor member in respect of a member loan. The service charge is deducted from any payments on a member loan before the net amounts of those payments are allocated to the investor members’ LendingClub accounts.
While the servicing fee is recognized as a component of interest income with respect to our member loans held for investment and as reduction in interest expense with respect to our Notes held at fair value, for member loans purchased by third parties prior to the registration of our Notes, we recognize a servicing asset and corresponding servicing liability in accordance with FASB ASC 860. We then amortize the servicing fee asset into income as payments are received on these member loans (see Note 2 — Summary of Significant Accounting Policies, Revenue recognition, Third party purchased member loans). During the three and six months ended September 30, 2009, we recognized $7,081 and $14,970, respectively, of such income. Comparatively, during the three and six months ended September 30, 2008, we recognized $10,427 and $29,926 respectively, of such income. Because following the registration of the Notes, investor members no longer directly purchase member loans, the amount of income from amortization of loan servicing rights will continue to diminish until the underlying member loans are fully discharged.

Operating Expenses:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2009	2008	% change	2009	2008	% change
Sales, marketing and customer service	$1,356,546	$382,412	255%	$2,444,626	$901,419	171%
Engineering	442,182	475,174	-7%	868,254	984,142	-12%
General and administrative	860,067	2,019,661	-57%	1,910,008	4,505,443	-58%

Total operating expenses	$2,658,795	$2,877,247		$5,222,888	$6,391,004

Sales, Marketing and Customer Service Expense
Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, customer service and credit personnel, costs of marketing campaigns and costs of borrower acquisitions such as credit scoring and screening. Sales, marketing and customer service expenses for the three months ended September 30, 2009 and 2008, were $1,356,546 and $382,412, respectively, an increase of approximately 255%, while for the six months ended September 30, 2009 and 2008 these expenses were $2,444,626 and $901,419, respectively and increase of approximately 171%. The relative increase in both the comparative three and six month periods was primarily due to greater expenses incurred for marketing programs aimed at acquiring new investors and borrowers, but also included increased costs for borrower acquisition for services such as credit reporting related to our growth in loan originations. Spending for these types of programs were significantly lower in the three and six months ended September 30, 2008, because at that time we were unable to add new investor members and consequently made fewer loans as we sought to register our Notes with the SEC. In addition, we significantly expanded our marketing staff in the both the three and six months ended September 30, 2009.
Engineering Expense
Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Engineering expense for the three months ended September 30, 2009 and 2008, was $442,182 and $475,174, respectively, a decrease of approximately 7%, while engineering expense for the six months ended September 30, 2009 and 2008, was $868,254 and $984,142, respectively, a decrease of approximately 12%. The decrease for the six months ended September 30, 2009 versus the same six months ended September 30, 2008, was primarily due to the conversion of some of our consultants and contractors to full time employees, allowing us to reduce personnel related expenses. The more modest decrease in engineering expense during the comparative three month periods ending September 30, 2009 and 2008, was also due in part to a reduction in consulting services. However, during this period we also realized declines in benefits costs as we directly contracted for these services starting in January 2009, rather than relying on a professional employer organization model as we had prior to January 2009. Although we enjoyed benefits savings in each category of operating expenses from the new structure, it was most evident in this category as our other engineering expenses were relatively stable in the three months ended September 30, 2009 and 2008. We expect engineering expense to grow modestly over the next year.
General and Administrative Expense
General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expense for the three months ended September 30, 2009 and 2008, was $860,067 and $2,019,661, respectively, a decrease of approximately 57%, while general and administrative expense for the six months ended September 30, 2009 and 2008, was $1,910,008 and $4,505,443, respectively, a decrease of approximately 58%. The decrease in both the three and six month comparative periods was primarily the result of much higher legal and consulting expenses related to the preparation of our Registration Statement incurred in the three and six months ended September 30, 2008 compared to the three and six months ended September 30, 2009. We expect that general and administrative expenses will decrease as a percentage of overall operating expenses as we grow our marketing and sales efforts in greater proportion than our general and administrative expenses.

Liquidity and Capital Resources

	Six Months Ended September 30,
Cash flows from:	2009	2008	Change
Operating Activities	$(4,329,615)	$(4,380,878)	$51,263

Investing Activities	(18,952,475)	(2,172,819)	(16,779,656)
Add back/(subtract):
Origination of CM Loans held at fair value	18,207,325	—	18,207,325
Repayment of CM Loans held at fair value	(2,441,127)	—	(2,441,127)

Investing Activities after removing activity related to CM Loans held at fair value	(3,186,277)	(2,172,819)	(1,013,458)

Financing Activities	18,017,149	7,089,227	10,927,922
Add back/(subtract):
Origination of Notes held at fair value	(18,771,405)	—	(18,771,405)
Repayment of Notes held at fair value	2,444,619	—	2,444,619

Financing Activities after removing activity related to Notes held at fair value	$1,690,363	$7,089,227	$(5,398,864)

Net cash used in operating activities increased marginally to $4,329,615 in the six months ended September 30, 2009, from $4,380,878 in the six months ended September 30, 2008. Non-cash charges that most significantly offset our net loss of $5,674,083 in the six months ended September 30, 2009 were: $994,504 of allowances for loan losses on member loans held for investment, $1,010,413 of non-cash interest income due to credit risk related adjustments on our Notes, and $1,155,185 of non-cash interest expense related to our CM Loans and debt discounts due to warrants issued for our notes payable. Similarly, non-cash charges that most significantly offset our net loss of $7,060,344 in the six months ended September 30, 2008 were: $284,931 of provisions for loan losses on member loans held for investment, non-cash interest expense of $459,948, and the $1,944,960 net positive effect of changes in operating assets and liabilities, mainly accounts payable for legal services.
Net cash used in investing activities for the six months ended September 30, 2009 and 2008, were $18,952,475 and $2,172,819, respectively. However, after removing activity related to the Notes, which activity was mostly offset by corresponding activity related to the CM Loans reflected in our cash flow from financing activities, the remaining amounts for the six months ended September 30, 2009 and 2008, were $3,186,277 and $2,172,819, respectively. These remaining amounts in both periods were primarily activities related to our member loans held for investment, and in the six months ended September 30, 2009, an increase of $800,000 in restricted cash related to certificates of deposit pledged as security for our May 2009 term financing and additional security required by our platform operating banks as loan and transaction volume increased.
Net cash used in financing activities for the three months ended September 30, 2009 and 2008, were $18,017,149 and $7,089,227 respectively. However, after removing activity related to the Notes, which activity was mostly offset by corresponding activity related to our CM Loans reflected in our cash flows from investing activities, the remaining amounts for the three months ended September 30, 2009 and 2008, were $1,690,363 and $7,089,227, respectively. Cash provided by financing activities, after removing activity related to the Notes, consisted primarily of proceeds from the issuance of loans payable and their related repayment as described below.
In October 2007, we entered into a loan and security agreement, or the growth capital term loan, with Silicon Valley Bank, or SVB, that allows for borrowings of up to $3,000,000 for working capital needs. In October 2008, we amended the agreement to increase the available borrowing to $4,000,000. The loan is secured by substantially all of our assets except our intellectual property rights, payments received on CM Loans, and certain deposit accounts. The interest rate is fixed at 8.5% per annum. Each advance is repayable in 36 equal monthly installments of principal and interest commencing the first day of the month following the advance.

In connection with the growth capital term loan, we issued SVB a fully vested warrant to purchase 98,592 shares of Series A convertible preferred stock at an exercise price of $1.065 per share. The growth capital term loan also required us to maintain a certificate of deposit of $150,000 with SVB until repayment. This amount is included in restricted cash in the accompanying balance sheets.
In December 2008, we drew down the remaining $1,000,000 of available credit under the growth capital term loan and issued SVB a fully vested warrant to purchase 28,170 shares of Series A convertible preferred stock at $1.065 per share.
In February 2008, we entered into a loan and security agreement, or the financing term loan, with Gold Hill Venture Lending 03, LP, or Gold Hill, that provides for financing of up to $5,000,000 to us to fund member loans on the platform. The financing term loan was originally available for advances through June 30, 2008, but was subsequently amended in October 2008 to allow availability through December 31, 2008. The interest rate is fixed at 10.0% per annum. The agreement requires that proceeds received from borrower member payments on member loans funded by us be used to pay down the financing term loan. The financing term loan is secured by substantially all of our assets except our intellectual property rights, payments received on the CM Loans, and certain deposit accounts. The financing term loan required us to maintain a certificate of deposit with SVB of $250,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets.
In February and March 2008, we received advances totaling $3,600,000 under the financing term loan. During the year ended March 31, 2009, we drew down the remaining $1,400,000 available under the financing term loan. In connection with the financing term loan, from inception through September 30, 2009, we issued Gold Hill fully vested warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at $1.065 per share.
On October 7, 2008, we entered into amendments to the growth capital term loan and financing term loan. These amendments became effective as of October 10, 2008, the date of effectiveness of our Registration Statement, whereby the lenders waived certain past covenant violations by us and consented to our new operating structure. In connection with the amendments to the financing term loan, we issued SVB a fully vested warrant to purchase 37,558 shares of Series A convertible preferred stock at an exercise price of $1.065 per share.
On May 18, 2009, we entered into a new secured loan facility, or the May 2009 term loan, with SVB and Gold Hill, and amended the prior growth capital term loan and financing term loan to accommodate new borrowing. The May 2009 term loan allows us to borrow up to $4,000,000 at an interest rate of 10.0% per annum. We also paid a commitment fee of $20,000 and $9,850 of the lenders’ expenses in connection with the facility. The borrowings are to be used to fund member loans. The borrowings are secured by a blanket lien on substantially all of our assets, except our intellectual property rights, certain deposit accounts, and payments received on CM Loans. Additionally, the May 2009 term loan was secured with a certificate of deposit in the amount of $300,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. The lenders also received the right to invest up to $500,000 each in our next round of equity financing on the same terms offered to other investors. On a monthly basis, we also agreed to maintain a minimum collateral ratio calculated as (i) the sum of the certificate of deposit collateral and the outstanding balance of member loans funded with the borrowing which are current in their payment status to (ii) the outstanding balance under the loan facility. In the event that the minimum collateral ratio is less than the minimum allowed under the agreement, we must increase the certificate of deposit to meet the minimum collateral ratio. In connection with this loan facility, we issued a fully vested warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share to SVB, and we issued a fully vested warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share to Gold Hill.
Effective August 3, 2009, we consolidated the growth capital term loan, the financing term loan and the May 2009 term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan, together the Newly Restated Agreements. The terms of the Newly Restated Agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights, payments we receive on the CM Loans, and certain deposit accounts. Additionally, the Newly Restated Agreement continues to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment. Further, we agreed in the Newly Restated Agreements to maintain the same minimum collateral ratio as established in the May 2009 term loan. As of September 30, 2009, we had fully drawn down the entire $4,000,000 of combined availability under the May 2009 term loan and subsequent Newly Restated Agreements.
During the year ended March 31, 2009, we entered into a series of loan and security agreements, or the private placement notes, with accredited investors providing for loans evidenced by notes payable totaling $4,704,694. Each note is repayable over three years and bears interest at the rate of 12% per annum. We are using the proceeds of the private placement notes to fund member loans on the platform. In connection with the origination of the private placement notes, we issued the investors fully vested warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock at an exercise price of $1.065 per share. During the six months ended September 30, 2009, we issued an additional $200,000 of private placement notes repayable over three years and which bear interest at the rate of 8% per annum. No warrants were issued in connection the private placement notes issued in the six months ended September 30, 2009.

In January 2008, we issued subordinated convertible promissory notes, or the convertible notes, to two venture capital stockholders, with principal amounts of $500,000 each, under the terms of a note and warrant purchase agreement. The convertible notes bore interest at the rate of 8% per annum. On September 29, 2008, the venture capital stockholders converted the convertible notes, which had an outstanding principal balance of $1,000,000 and accrued interest of $54,575 into shares of Series A convertible preferred stock at a purchase price of $1.065 per share. We issued 495,106 shares of Series A convertible preferred stock for principal and interest to each venture capital stockholder for an aggregate of 990,212 shares. Additionally, in connection with the issuance of the convertible notes, we issued the venture capital stockholders warrants to purchase an aggregate of 234,742 shares of Series A convertible preferred stock at $1.065 per share.
We used the proceeds from borrowings under the growth capital term loan, the private placement notes and the convertible notes primarily to fund member loans ourselves to ensure a sufficient level of funding for borrowing requests. From April 7, 2008 until October 13, 2008 all member loans funded on the platform were funded and held us and held for investment. Through our participation in funding loans ourselves on the platform, as of September 30, 2009, we had funded approximately $19.5 million in member loans.
We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future as we grow our platform. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to continue to fund member loans on the platform we will hold for investment. To date, we have funded our cash requirements with proceeds from our debt issuances and the sale of equity securities. At September 30, 2009, we had $6,733,601 in unrestricted cash and cash equivalents. We primarily invest our cash in interest bearing money market funds.
We do not have any committed external source of funds. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings or debt financings. Additional equity or debt financing may not be available on acceptable terms, if at all.
Income Taxes
We incurred no tax provision for the six months ended September 30, 2009. Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carry forwards.
FASB ASC 740 guidance on income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Additional Information about the LendingClub Platform
Historical Information about Our Borrower Members and Outstanding Loans
As of September 30, 2009, we had facilitated 6,353 member loans with an average original principal amount of $8,865 and an aggregate original principal amount of $56,316,525, out of which $36,432,507 of outstanding principal balance had been through at least one billing cycle. Out of the loans that had been originated through September 30, 2009, 433 member loans with an aggregate original principal amount of $3,618,125, or 6.42% had prepaid, while out of the total outstanding principal balance that had been through at least one billing cycle as of September 30, 2009, 87.69% were current, 1.49% were 16 to 30 days late, 3.70% were more than 30 days late, and 7.12% had defaulted, including chargeoffs. A member loan is considered as having defaulted when at least one payment is more than 120 days late.

The 7.12% of defaulted loans as of September 30, 2009 were comprised of 326 member loans, equaling a total defaulted amount of $2,595,177. Of these defaulted loans, 229 loans representing $1,702,807 in defaulted amount were defaults due to delinquency, while the remaining 97 loans were loans in which the borrower member filed for a Chapter 7 bankruptcy seeking liquidation, representing $892,369 in defaulted amount.
During the three months ended September 30, 2009, of the 4,243 member loans which were not delinquent prior to the start of the quarter, 146 member loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 — 15 day grace period. Of those loans which became delinquent for more than 15 days during the quarter, we charged late fees totaling $2,243 on 84 loans and received late fees of $424 on those same 84 loans.
The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to September 30, 2009, grouped by the loan grade assigned by us:

				Average Total
	Number of	Average Interest	Average Annual	Funded
Loan Grade	Borrowers	Rate	Percentage Rate	Commitment
A1	44	7.30%	7.80%	$3,774
A2	143	7.59%	8.10%	4,467
A3	274	7.93%	8.49%	6,016
A4	335	8.94%	9.50%	6,705
A5	389	9.27%	9.85%	8,479
B1	245	10.34%	11.74%	8,307
B2	289	10.62%	11.99%	10,253
B3	295	10.98%	12.38%	10,363
B4	340	11.38%	12.82%	9,458
B5	381	11.69%	13.14%	8,998
C1	361	11.87%	13.55%	8,538
C2	323	12.26%	14.01%	9,460
C3	315	12.54%	14.24%	9,194
C4	323	12.88%	14.63%	9,095
C5	274	13.18%	14.93%	8,742
D1	240	13.50%	15.56%	9,882
D2	226	13.85%	15.89%	8,784
D3	205	14.02%	15.96%	9,203
D4	201	14.19%	16.09%	8,595
D5	153	14.50%	16.36%	8,328
E1	140	14.91%	16.84%	9,605
E2	151	14.98%	16.86%	8,983
E3	128	15.46%	17.34%	9,647
E4	107	15.42%	17.14%	9,760
E5	84	15.88%	17.61%	9,474
F1	64	16.07%	17.76%	10,542
F2	61	16.63%	18.43%	11,611
F3	41	16.62%	18.31%	11,251
F4	38	17.07%	18.80%	10,795
F5	28	17.18%	18.87%	11,532
G1	29	17.72%	19.48%	10,355
G2	24	18.14%	19.86%	7,942
G3	21	18.12%	19.67%	11,052
G4	37	18.28%	19.80%	13,039
G5	44	18.79%	20.42%	$10,191

The following table presents aggregated information for the period from May 24, 2007 to September 30, 2009, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

	Percentage of
	Borrowers
	Stating They	Average Job		Average Debt
	Own Their Own	Tenure in	Average Annual	to Income
Loan Grade	Homes	Months	Gross Income	Ratio (1)
A1	57%	85	$58,424	7%
A2	61%	74	71,057	8%
A3	54%	73	60,635	9%
A4	51%	72	60,416	10%
A5	53%	63	66,167	11%
B1	44%	65	64,048	11%
B2	50%	74	74,744	11%
B3	45%	62	70,454	12%
B4	45%	60	65,505	13%
B5	42%	60	60,605	12%
C1	47%	63	64,160	12%
C2	44%	60	60,988	13%
C3	42%	58	65,419	13%
C4	45%	70	66,077	14%
C5	42%	65	74,912	13%
D1	41%	63	64,978	13%
D2	40%	69	66,327	14%
D3	47%	69	62,108	14%
D4	39%	57	58,895	14%
D5	43%	53	63,418	13%
E1	40%	56	64,740	14%
E2	36%	51	57,773	14%
E3	41%	62	64,760	14%
E4	45%	70	68,165	15%
E5	39%	44	63,882	15%
F1	44%	60	70,817	16%
F2	39%	65	76,811	16%
F3	41%	78	77,685	19%
F4	39%	67	61,734	18%
F5	50%	78	75,286	15%
G1	52%	37	54,793	21%
G2	46%	62	88,167	18%
G3	52%	68	72,229	19%
G4	57%	56	95,781	17%
G5	64%	73	$105,719	20%

(1)	Average debt to income ratio, excluding mortgage debt, calculated by us based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to September 30, 2009, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

						Average
		Average	Average	Average	Average	Number of	Average	Average
		Open	Total	Revolving	Revolving	Inquiries	Delinquencies	Time Since
Loan	Average	Credit	Credit	Credit	Line	in the Last	in Last	Last
Grade	FICO	Lines	Lines	Balances	Utilization	Six Months	Two Years	Delinquency
A1	778	8	21	$12,624	16.00%	1	0	31
A2	773	10	22	13,019	16.00%	1	0	43
A3	767	9	22	11,478	19.00%	1	0	47
A4	756	9	22	11,142	24.00%	1	0	40
A5	748	9	22	14,280	29.00%	1	0	39
B1	736	9	22	13,876	32.00%	1	0	35
B2	734	9	21	15,208	34.00%	1	0	45
B3	726	9	21	20,265	41.00%	1	0	38
B4	719	9	21	17,056	42.00%	1	0	39
B5	712	9	19	16,144	45.00%	1	0	38
C1	703	9	20	16,051	49.00%	1	0	40
C2	703	9	20	16,403	50.00%	2	0	42
C3	697	9	21	18,043	54.00%	2	0	39
C4	693	10	21	17,062	55.00%	2	0	38
C5	686	9	20	14,629	56.00%	2	0	33
D1	685	9	21	19,500	56.00%	2	0	33
D2	684	9	20	19,248	59.00%	2	0	35
D3	679	10	20	17,650	59.00%	2	0	36
D4	674	9	19	13,792	62.00%	2	0	32
D5	675	9	19	19,121	60.00%	2	0	32
E1	672	10	21	17,634	63.00%	2	0	34
E2	669	10	20	18,098	62.00%	2	0	37
E3	666	9	19	16,991	68.00%	2	1	28
E4	665	10	20	18,203	64.00%	4	0	37
E5	665	11	21	17,635	66.00%	3	0	27
F1	670	10	24	22,470	64.00%	3	0	31
F2	670	10	21	24,944	66.00%	3	0	30
F3	667	11	24	23,045	64.00%	3	0	37
F4	662	11	22	22,280	70.00%	3	0	28
F5	660	11	24	25,539	72.00%	3	0	27
G1	668	10	22	13,562	63.00%	4	1	31
G2	662	13	24	25,838	66.00%	3	0	26
G3	657	13	22	21,130	65.00%	3	0	33
G4	654	12	27	36,575	69.00%	3	0	34
G5	656	13	29	$62,714	69.00%	4	1	26

The following table presents additional aggregated information for the period from May 24, 2007 to September 30, 2009, about delinquencies, default and borrower prepayments, grouped by the loan grade assigned by us. The interest rate, default and delinquency information presented in the table includes data only for member loans that had been issued for more than 45 days as of September 30, 2009, and therefore have been through at least one billing cycle. With respect to late member loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late member loan amounts as a percentage of member loans issued for more than 45 days. Member loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of member loans that have been outstanding, on average, for approximately nineteen months.
Because of our limited operating history, the data in the following table regarding loss experience may not be representative of the loss experience that will develop over time as additional member loans are originated through our platform and the member loans already originated through our platform have longer payment histories. In addition, because of our limited operating history, the data in the following table regarding prepayments may not be representative of the prepayments we expect over time as additional member loans are originated through our platform and the member loans already originated through our platform have longer payment histories.

							Total
	15-30	15-30	30+	30+			Number	Number of
Loan	Days Late	Days Late	Days Late	Days Late	Default	Default	of	Loans	Prepaid	Prepaid
Grade	($)	(%)	($)	(%)	($)	(%)	Loans	Prepaid	($)	(%)
A1	—	0.00%	—	0.00%	—	0.00%	44	4	4,700	2.83%
A2	—	0.00%	1,126	0.19%	—	0.00%	143	24	91,200	14.28%
A3	—	0.00%	8,727	0.61%	—	0.00%	274	27	130,250	7.90%
A4	2,262	0.12%	1,875	0.10%	5,551	0.29%	335	24	158,800	7.07%
A5	—	0.00%	30,531	1.21%	11,918	0.47%	389	19	110,400	3.35%
B1	16,699	1.07%	13,944	0.89%	30,493	1.95%	245	26	203,000	9.97%
B2	5,040	0.21%	52,540	2.21%	60,569	2.55%	289	14	165,575	5.59%
B3	11,311	0.46%	44,524	1.82%	46,976	1.92%	295	23	177,400	5.80%
B4	—	0.00%	84,816	3.16%	75,385	2.81%	340	14	145,200	4.52%
B5	17,711	0.60%	56,263	1.90%	111,989	3.78%	381	31	274,275	8.00%
C1	32,008	1.16%	40,826	1.48%	82,406	2.99%	361	29	261,475	8.48%
C2	10,717	0.40%	55,231	2.04%	108,909	4.02%	323	23	213,500	6.99%
C3	—	0.00%	86,534	3.42%	147,293	5.81%	315	18	158,325	5.47%
C4	11,254	0.45%	54,717	2.21%	126,997	5.12%	323	13	109,100	3.71%
C5	9,315	0.44%	32,304	1.52%	153,254	7.19%	274	14	130,025	5.43%
D1	—	0.00%	70,400	3.40%	147,191	7.11%	240	14	135,900	5.73%
D2	8,140	0.45%	40,835	2.25%	94,656	5.22%	226	11	103,200	5.20%
D3	2,883	0.17%	60,943	3.63%	101,658	6.05%	205	11	85,150	4.51%
D4	5,818	0.36%	56,283	3.49%	160,056	9.92%	201	10	74,975	4.34%
D5	—	0.00%	72,179	6.36%	85,112	7.51%	153	5	48,050	3.77%
E1	—	0.00%	51,208	4.32%	53,693	4.53%	140	10	90,225	6.71%
E2	3,372	0.27%	30,073	2.39%	173,018	13.75%	151	8	60,600	4.47%
E3	—	0.00%	45,829	4.43%	20,510	1.98%	128	7	96,150	7.79%
E4	4,038	0.43%	94,559	9.96%	88,482	9.32%	107	6	61,200	5.86%
E5	7,947	1.09%	6,610	0.91%	53,358	7.35%	84	12	152,500	19.16%
F1	—	0.00%	13,733	2.17%	112,636	17.83%	64	8	93,625	13.88%
F2	37,188	5.84%	45,202	7.09%	87,052	13.66%	61	3	40,250	5.68%
F3	3,087	0.70%	58,522	13.20%	71,657	16.17%	41	7	60,525	13.12%
F4	20,505	5.61%	12,479	3.42%	65,190	17.84%	38	3	14,500	3.53%
F5	—	0.00%	22,155	6.86%	36,386	11.27%	28	2	28,000	8.67%
G1	—	0.00%	9,427	3.21%	17,639	6.00%	29	4	59,400	19.78%
G2	—	0.00%	19,981	12.07%	40,151	24.25%	24	1	3,250	1.71%
G3	4,483	2.10%	—	0.00%	45,923	21.47%	21	4	46,300	19.95%
G4	—	0.00%	31,357	6.50%	106,815	22.14%	37	2	22,650	4.70%
G5	16,090	3.59%	35,452	7.91%	70,730	15.77%	44	2	8,450	1.88%

The following table presents aggregated information for the period from May 24, 2007 to September 30, 2009 on the results of our collection efforts for all corresponding member loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded the 14 loans that we repurchased due to identity fraud.

				Gross		Aggregate
				Amount		Principal	Gross
				Collected	Number of	Balance of	Amount
	Number		Aggregate	on	Loans	Loans	Recovered
	of Loans		Amount Sent	Accounts	Charged-Off	Charged-Off	on Loans
	in	Origination	to	Sent to	Due to	Due to	Charged-
	Collection	Amount	Collections	Collections	Delinquency	Delinquency	Off
Grade	(1)	(1)	(1)	(2)	(3)	(3)	(4)
A	21	$136,875	$13,824	$9,863	1	$2,707	$—
B	74	668,300	76,790	31,079	13	49,047	1,820
C	125	1,137,700	151,720	72,050	14	121,975	—
D	109	1,004,925	120,348	50,550	21	141,309	140
E	90	806,250	111,224	48,781	15	83,390	69
F	53	630,700	92,412	28,825	14	120,656	—
G	29	363,550	49,388	16,506	7	89,620	—
Total	501	$4,748,300	$615,705	$257,653	85	$608,703	$2,029

(1)	Represents accounts 31 to 120 days past due.

(2)
Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status. Of this amount, investors received $255,076 (99%). The remainder was fees to us of $2,577 (1%). The amounts retained by us are reflected as loan servicing fees in our consolidated financial statements.

(3)
Represents accounts that have been delinquent for 120 days at which time the account is charged-off. Any money recovered after 120 days is no longer included as amounts collected on accounts sent to collection.

(4)	Represents the gross amounts we received on charged-off accounts after the accounts were charged-off—e.g., a dollar received on an account 122 days past due.

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
We have incurred net losses in the past and we expect to incur net losses in the future. As of September 30, 2009, our accumulated deficit was $25.6 million and our total stockholders’ deficit was $21.8 million. Our net loss for the three months ended September 30, 2009 and 2008, was $2.8 million and $3.2 million, respectively. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. In future periods, we may not have any revenue growth, or our revenue could decline. Our failure to become profitable could impair the operations of our platform by limiting our access to working capital to operate the platform. If we were to become insolvent or bankrupt, an event of default would occur under the terms of the Notes, and you may lose your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of our Member Payment Dependent Notes, or Notes, pursuant to the Registration Statement. The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on October 10, 2008. From October 13, 2008 to September 30, 2009, we sold $19,530,575 in principal amount of Notes at 100% of their principal amount. The Notes are offered only through our website, and there are no underwriters or underwriting discounts. As set forth in the Registration Statement, we incurred estimated expenses of approximately $3,649,528 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding member loan originated on our platform. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
In July 2009, stockholders holding 84% of our outstanding common stock, on an as-converted basis, and 92% of our preferred stock executed written consents approving an amendment to our Certificate of Incorporation, which increased the total number of shares which we are authorized to issue from 83,200,000 shares to 83,600,000 shares, 50,000,000 of which are common stock, and 33,600,000 of which are preferred stock.
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
Dated: November 5, 2009

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