Form 10-Q
period 2009-12-31
LendingClub Corp
filed 2010-02-09
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-151827
LendingClub Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0605731 (I.R.S. Employer Identification No.)

370 Convention Way
Redwood City, California (Address of principal executive offices)	94063 (Zip Code)
800-964-7937
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 31, 2010, there were 8,504,261 shares of the registrant’s common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our borrower members, credit scoring, FICO scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
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
We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in forward-looking statements. We have included important factors in the “Risk Factors” section that could cause actual results or events to differ materially from these forward-looking statements. You should carefully review those factors and also the risks outlined in other documents we have filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and the Prospectus for the Member Payment Dependent Notes dated January 20, 2010. In this Quarterly Report on Form 10-Q, we refer to the Member Payment Dependent Notes that we issue to investors as the “Notes,” and we refer to the corresponding loans made to borrower members as “CM Loans.” Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
LendingClub Corporation
Condensed Balance Sheets

	December 31,	March 31,
	2009	2009
	(unaudited)
ASSETS

Cash and cash equivalents	$4,730,406	$11,998,541
Restricted cash	1,252,000	452,000
Member loans held for investment, net of allowance for loan losses	9,067,857	9,918,479
CM Loans held for investment, at fair value	39,729,200	8,239,909
Other receivables	49,138	71,594
Loan servicing rights, at fair value	29,133	56,116
Prepaid expenses and other assets	260,642	63,620
Property and equipment, net	132,451	139,993
Deposits	53,350	146,548

Total assets	$55,304,177	$31,086,800

LIABILITIES

Accounts payable	$377,519	$630,452
Accrued expenses	657,092	424,249
Notes, at fair value	39,718,345	8,238,597
Deferred revenue	29,133	56,117
Loans payable, net of debt discount	9,915,886	9,647,804

Total liabilities	50,697,975	18,997,219

Commitments and contingencies (see Note 14)

PREFERRED STOCK

Preferred Stock	28,462,446	28,462,446

Total preferred stock	28,462,446	28,462,446

STOCKHOLDERS’ DEFICIT

Common stock	85,043	82,207
Additional paid-in capital	3,756,880	3,444,301
Accumulated deficit	(27,698,167)	(19,899,373)

Total stockholders’ deficit	(23,856,244)	(16,372,865)

Total liabilities, preferred stock and stockholders’ deficit	$55,304,177	$31,086,800

The accompanying notes are an integral part of these condensed financial statements.

LendingClub Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenues
Member loans held for investment
Interest income, net	$332,305	$339,233	$1,040,760	$804,466
Interest expense	(369,158)	(289,410)	(1,094,602)	(1,168,978)

Net interest loss, member loans held for investment	(36,853)	49,823	(53,842)	(364,512)
Provision for loan losses	(176,376)	(245,428)	(1,170,880)	(530,359)

Net interest loss after provision for loan losses	(213,229)	(195,605)	(1,224,722)	(894,871)

CM Loans and Notes held for investment at fair value
Interest income, CM Loans, net	469,532	(57,476)	684,110	(57,476)
Interest income, Notes, net	273,778	114,121	587,858	114,121

Net interest income, CM Loans and Notes, held for investment at fair value	743,310	56,645	1,271,968	56,645

Amortization of loan servicing rights	7,003	9,260	21,973	38,221
Other Revenue	13,675	2,514	30,346	3,480

Total income/(losses)	550,759	(127,186)	99,565	(796,525)

Operating expenses
Sales, marketing and customer service	1,586,098	600,953	4,030,724	1,502,372
Engineering	442,433	443,054	1,310,687	1,427,196
General and administrative	646,940	1,381,372	2,556,948	5,886,815

Total operating expenses	2,675,471	2,425,379	7,898,359	8,816,383

Loss before provision for income taxes	(2,124,712)	(2,552,565)	(7,798,794)	(9,612,908)

Provision for income taxes	—	—	—	—

Net loss	(2,124,712)	(2,552,565)	(7,798,794)	(9,612,908)

Amortization of beneficial conversion feature on convertible preferred stock	—	—	—	156,410

Net loss attributable to common stockholders	$(2,124,712)	$(2,552,565)	$(7,798,794)	$(9,456,498)

Basic and diluted net loss per share	$(0.25)	$(0.31)	$(0.94)	$(1.15)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,419,466	8,190,000	8,297,515	8,190,000
The accompanying notes are an integral part of these condensed financial statements.

LendingClub Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine months Ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(7,798,794)	$(9,612,908)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	51,646	44,606
Non-cash interest expense	2,343,149	672,910
Non-cash interest income	(2,123,281)	(129,260)
Stock based compensation expense	113,660	53,354
Change in fair value of loan servicing rights	26,983	22,722
Interest capitalized on loans	38,043	(126,791)
Provision for loan losses	1,170,880	530,359
Changes in operating assets and liabilities
Other receivables	22,456	(9,124)
Deposits	93,198	(185,200)
Prepaid expenses and other assets	(197,022)	(25,594)
Accounts payable	(252,934)	333,204
Accrued expenses	232,843	60,698
Deferred revenue	(26,983)	(22,722)

Net cash used in operating activities	(6,306,156)	(8,393,746)

Cash flows from investing activities
Member loans originated	(5,116,625)	(6,155,225)
Origination of CM Loans held at fair value	(38,460,025)	(2,803,550)
Repayment of member loans originated	4,194,244	2,425,051
Repayment of CM Loans held at fair value	5,411,031	67,657
Increase in restricted cash	(800,000)	(42,000)
Purchase of property and equipment	(44,104)	(21,944)

Net cash used in investing activities	(34,815,479)	(6,530,011)

Cash flows from financing activities:
Proceeds from issuance of notes payable	4,200,000	6,807,966
Proceeds from issuance of Notes held at fair value	39,024,105	2,803,550
Payments on notes payable	(3,966,424)	(2,443,322)
Payments on Notes held at fair value	(5,421,076)	(67,730)
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	5,405,455
Proceeds from issuance of common stock	16,895	—

Net cash provided by financing activities	33,853,500	12,505,919

Net increase (decrease) in cash and cash equivalents	(7,268,135)	(2,417,838)

Cash and cash equivalents — beginning of period	11,998,541	5,605,179

Cash and cash equivalents — end of period	4,730,406	3,187,341

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,410,657	$528,550

Supplemental disclosure of non-cash investing and financing activities:

Convertible preferred debt converted to Series A preferred stock	$—	$1,504,575
Reclassification of member loans held for investment to CM Loans held at fair value	$564,080	$—
Issuance of Series B convertible preferred stock warrants in exchange for term loan agreement	$184,860	$—
The accompanying notes are an integral part of these condensed financial statements.

LENDINGCLUB CORPORATION
Notes to Condensed Financial Statements
(Unaudited)
1. Basis of Presentation
The condensed balance sheet as of December 31, 2009, the condensed statements of operations for the three months and nine months ended December 31, 2009 and 2008, respectively, and the condensed statements of cash flows for the nine months ended December 31, 2009 and 2008, respectively, have been prepared by LendingClub Corporation, or LendingClub, and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made for a fair presentation of interim results. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed balance sheet as of March 31, 2009 has been derived from the audited financial statements at that date.
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
Liquidity
We have incurred operating losses since our inception. For the three and nine months ended December 31, 2009, we incurred net losses of $2,124,712 and $7,798,794, respectively. For the nine months ended December 31, 2009 and 2008, we had negative cash flows from operations of $6,306,156 and $8,393,746, respectively. Additionally, we have an accumulated deficit of $27,698,167 since inception and a stockholders’ deficit of $23,856,244 as of December 31, 2009.
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
During the nine months ended December 31, 2009, we raised $4,200,000 through the issuance of notes payable in connection with our May 2009 term loan and our private placement notes, see Note 6 — Loans Payable.
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

Restricted cash
At December 31, 2009 and March 31, 2009, restricted cash consisted primarily of funds held in escrow in certificates of deposit or money market accounts, at the banks associated with the loan facilities described in Note 6 — Loans Payable, and by our operating banks as security for transactions on our platform.
Member loans held for investment
We fund member loans ourselves from time to time to ensure a sufficient level of funding for borrower members. The majority of funds for such loans were obtained through our borrowings under loan facilities with various entities (see Note 6 — Loans Payable). As of December 31, 2009 and March 31, 2009, we had funded and retained an aggregate total of $19,542,675 and $13,109,700, respectively, of member loans to borrower members. These member loans are classified as held for investment based on management’s intent and ability to hold such member loans for the foreseeable future or to maturity. Member loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses incurred as of the balance sheet date. A member loan’s cost includes its unpaid principal balance along with unearned income, comprised of fees charged to borrower members offset by incremental direct costs for loans originated by us. Unearned income is amortized ratably over the member loan’s contractual life using the effective interest method.
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
A member loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Our member loan portfolio is comprised primarily of small groups of homogeneous, unsecured loans made to borrower members, which loans are evaluated for impairment at least every 120 days based on their payment status and information gathered through our collection efforts. Our estimate of the required allowance for loan losses is developed by estimating both the rate of default of the loans within each FICO band, a loan’s collection status, the borrower’s FICO score at or near the evaluation date, and the amount of probable loss in the event of a borrower member default. Loan losses are charged against the allowance when management believes the loss is confirmed. We make an initial assessment of whether a specific reserve is required on each delinquent loan no later than the 150th day of delinquency of that loan. As of December 31, 2009, we had identified and fully reserved $70,718 on 18 loans. Our aggregate allowance for loan losses was $881,607 at December 31, 2009, while as of March 31, 2009, we had identified and fully reserved $221,801 on 34 loans, and our aggregate allowance for loan losses was $1,110,726. For the three months ended December 31, 2009, we charged off a total of 179 loans with an aggregate principal balance of $890,558. There were no loans charged off in the three months ended December 31, 2008.
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
Revenues related to member loan origination fees are recognized in accordance with FASB ASC 310-20 guidance on nonrefundable fees and other costs. The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of December 31, 2009, ranged from 1.25% to 4.50% of the aggregate member loan amount. If the loan is for a small business or for a self-employed borrower, we charge an additional 1.5% origination fee. The member loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A member loan is considered issued when we move funds on our platform from the investor members’ accounts to the borrower member’s account, following which we initiate an Automated Clearing House (“ACH”) transaction to transfer funds from our platform accounts to the borrower member’s bank account.
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
At December 31, 2009, gross future expected servicing fees related to these member loans was estimated to be $29,133 net of estimated future loan losses that would impair the value of this asset, which losses were estimated using those methods described in Allowance for loan losses in this footnote above. We have insufficient history to predict prepayments. However we believe that, based on our competitive interest rates, borrower members are unlikely to prepay their member loans in any great volume. Indeed for many borrower members, the main reason for securing a member loan with us is to provide needed cash flow at more attractive interest rates than could be obtained from other sources.
Further, because the earnings process is deemed to be complete at the time these member loans were transferred to the investors, and because there is no recourse to us in the event of default by the borrower member, we recognized 100% of the origination fee as revenue at the time the member loan was transferred to the purchaser and included the fee in interest income.
Member Loans Originated as CM Loans
Investor members are no longer able to purchase member loans. Rather, as described above, each member loan, or CM Loan, is recorded as a note receivable funded by us, while Notes, which are special limited recourse obligations of LendingClub corresponding to those CM Loans, are recorded as notes payable issued by us to investors. After we receive payments of principal and interest on the CM Loans, we in turn make principal and interest payments on the Notes. These principal payments reduce the carrying value of both the CM Loans and Notes. If we do not receive a payment on the CM Loan, we are not obligated to and will not make any payments on the corresponding Notes. In light of this new structure, we adopted and account for the CM Loans and Notes under the provisions of FASB ASC 825 as described above.
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
In accordance with FASB ASC 825, we include the estimated amount of unrealized gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the estimated unrealized gains or losses attributed to changes in instrument-specific credit risk were determined. As such, we do not record a specific loan loss allowance related to CM Loans and Notes in which we have elected the fair value option. Rather, we estimate the fair value of CM Loans and Notes using discounted cash flow methodologies adjusted for our expectation of both the rate of default of the CM Loans and Notes and the amount of loss in the event of default using methodologies similar to those used for member loans we have funded ourselves. At origination and at each reporting period, we recognize as interest expense an amount equal to our estimated loan losses for the CM Loans, and interest income in an amount equal to our estimated loan losses on these Notes. As the CM Loans are amortizing at slightly higher interest rates than the Notes, the amount of interest expense related to estimated loan losses on the CM Loans will always be slightly higher than the estimated interest income from loan losses on the Notes. Our net interest income related to these CM Loans and Notes is further described in Note 13— Net Interest Income.
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

Origination fees from member loans funded by us are offset by our direct loan origination costs. The net amount is initially deferred and subsequently amortized ratably over the term of the member loan as an adjustment to yield, and is reported in the accompanying statements of operations as interest income. As of December 31, 2009 and 2008, we had net unamortized deferred loan origination costs of $63,421 and $71,546, respectively (see Note 4 — Member Loans Held for Investment). These deferred loan origination costs will be amortized monthly as interest expense/(income) through the remaining life of the related, member loans.
Concentrations of credit risk
Financial instruments that potentially subject us to significant concentrations of credit risk, consist principally of cash, cash equivalents, restricted cash, member loans held for investment, and CM Loans held at fair value. We hold our cash, cash equivalents and restricted cash in accounts at high-credit quality financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet periodically exceeds the FDIC insured amounts. We perform credit evaluations of our borrower members’ financial condition and do not allow borrower members to have more than two member loans outstanding at any one time. We do not require collateral for member loans, but we maintain allowances for potential credit losses, as described above.
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
New accounting pronouncements
In June 2008, the FASB revised the definition of “indexed to a company’s own stock” under FASB ASC 815, Derivatives and Hedging Activities, in response to practice questions about whether an instrument or embedded feature is indexed to the reporting company’s own stock by establishing a framework for the determinations and by nullifying some previous requirements. The revision will affect issuers’ accounting for warrants and many convertible instruments with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity, and many of the convertible instruments with such provisions will have to be “bifurcated,” with the conversion option separately accounted for as a derivative under FASB ASC 815. The revision is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. It will initially be applied by recording a cumulative-effect adjustment to opening retained earnings at the date of adoption for the effect on outstanding instruments. We are still evaluating whether the adoption of the revision will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. FASB ASC 105 establishes a single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC. The effective date of FASB ASC 105 is for interim and annual reporting periods ending after September 15, 2009. FASB ASC 105 does not have an impact on our financial position or results of operations as it does not change authoritative guidance.

In May 2009, the FASB issued ASC 855, Subsequent Events. FASB ASC 855 provides guidance on the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The date through which any subsequent events have been evaluated and the basis for that date must be disclosed. FASB ASC 855 requires that we disclose the analysis of subsequent events through the date that our Financial Statements are issued. FASB ASC 855 also defines the circumstances under which an entity should recognize such events or transactions and the related disclosures of such events or transactions that occur after the balance sheet date. FASB ASC 855 is effective for our interim or annual financial periods ending after June 15, 2009.
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
In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10-65-4 is an amendment of FASB ASC 820-10, Fair Value Measurements. FASB ASC 820-10-65-4 applies to all assets and liabilities and provides guidance on measuring fair value when the volume and level of activity has significantly decreased and guidance on identifying transactions that are not orderly. FASB ASC 820-10-65-4 requires interim and annual disclosures of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, which occurred during the period. We have adopted FASB ASC 820-10-65-4, which is effective for interim and annual reporting periods ending after June 15, 2009. ASC 820-10-65-4 does not have a material impact on our financial position or results of operations.
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

This standard is effective for financial statements issued for interim and annual periods beginning after August 2009. We adopted ASU 2009-05 during the quarter ending December 31, 2009. The adoption did not have a material impact on our consolidated financial statements.
In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in fiscal years beginning after December 15, 2009. The Company is currently evaluating the impact of adopting this standard on its financial position and results of operations.
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
The following table details the computation of the net loss per share (unaudited):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net loss	$(2,124,712)	$(2,552,565)	$(7,798,794)	$(9,612,908)
Add: amortization of beneficial conversion feature on convertible preferred stock	—	—	—	156,410

Net loss attributable to common stockholders	$(2,124,712)	$(2,552,565)	$(7,798,794)	$(9,456,498)

Weighted-average common shares outstanding, basic and diluted	8,419,446	8,190,000	8,297,515	8,190,000
Net loss per common share:
Basic and diluted	$(0.25)	$(0.31)	$(0.94)	$(1.15)
Due to the losses attributable to common stockholders for each of the periods presented in the table below, the following potentially dilutive shares are excluded from the basic and diluted net loss per share calculation as including such shares in the calculation would be anti-dilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Unaudited)	2009	2008	2009	2008
Excluded Securities:
Weighted-average Series A convertible preferred stock	15,740,285	14,779,988	15,740,285	12,010,700
Weighted-average Series B convertible preferred stock	16,036,346	—	16,036,346	—
Weighted-average restricted stock options issued to employees	2,626,118	2,042,175	2,687,619	1,715,068
Weighted-average warrants and contingent shares outstanding	1,818,637	1,502,484	1,852,197	1,356,158

Total common stock equivalents excluded from diluted net loss per share	36,221,386	18,324,647	36,316,447	15,081,926

4. Member Loans Held for Investment
Member loans funded by us and held for investment are as follows:

	As of December 31,	As of March 31,
	2009	2009
	(unaudited)
Unsecured member loans, net of chargeoffs	$9,886,044	$10,927,941
Deferred origination costs/(revenue), net	63,421	101,464

	9,949,464	11,029,205

Allowance for loan losses	(881,607)	(1,110,726)

Member loans held for investment, net	$9,067,857	$9,918,749

We provide an allowance for loan losses for member loans funded by us in accordance with FASB ASC 310-10-35 and FASB ASC 450. The allowance for loan losses is a valuation allowance established to provide for estimated credit losses in the portfolio of member loans held for investment at the balance sheet date. As of December 31, 2009, we had fully reserved for our portion of 18 member loans with an aggregate principal balance of $70,718.
Changes in the allowance for loan losses, the composition of the allowance for loan losses and the allowance for loan losses were as follows (unaudited):

Balance at March 31, 2009	$1,110,726
Chargeoffs	(228,876)
Provision for loan losses	463,676

Balance at June 30, 2009	1,345,526
Chargeoffs	(280,566)
Provision for loan losses	530,828

Balance at Sept 30, 2009	1,595,789
Chargeoffs	(890,558)
Provision for loan losses	176,376

Balance at Dec 31, 2009	$881,607

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
Of the $5,116,625 of member loans held for investment that we originated during the nine months ended December 31, 2009, we reclassified $564,080 to CM Loans held at fair value upon the sale to investor members of a like amount of Notes to which those member loans corresponded. The Notes were sold for an amount equal to the par value of the corresponding member loans, and therefore no gain or loss was recorded on the sale of the Notes or transfer of the member loans held for investment to CM Loans held at fair value.
5. CM Loans and Notes Held for Investment at Fair Value
At December 31, 2009, we had the following assets and liabilities measured at fair value on a recurring basis (unaudited):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
CM Loans	—	—	$39,729,200	$39,729,200

Liabilities
Notes	—	—	$39,718,345	$39,718,345

Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended December 31, 2009 (unaudited):

	CM Loans	Notes
Fair value at March 31, 2009	$8,239,909	$8,238,597
Originations	6,119,200	6,119,200
Principal repayments	(904,606)	(906,116)

Outstanding principal	13,454,503	13,451,681
Realized and unrealized gains/(losses) included in earnings	(255,268)	(255,191)

Fair value at June 30, 2009	13,199,235	13,196,490
Originations	12,088,125	12,652,205
Reclassification from member loans held for investment	564,080	—

Principal repayments	(1,536,522)	(1,538,503)

Outstanding principal	24,314,918	24,310,192
Realized and unrealized gains/(losses) included in earnings	(755,384)	(755,222)

Fair value at September 30, 2009	23,559,534	23,554,970
Originations	20,252,700	20,252,700
Principal repayments	(2,969,618)	(2,979,129)

Outstanding principal	40,842,616	40,828,541
Realized and unrealized gains/(losses) included in earnings	(1,113,416)	(1,110,196)
Fair value at December 30, 2009	$39,729,200	$39,718,345

The majority of realized and unrealized gains/(losses) included in earnings are attributable to changes in instrument-specific credit risk and are reported on the “Interest income, CM Loans, net” and “Interest income, Notes, net” line items. The majority of total realized and unrealized gains/(losses) were related to Level 3 instruments held at December 31, 2009.
At December 31, 2009, we had twelve CM Loans representing $82,210 of outstanding CM Loan principal and $48,180 of CM Loan fair value which were 90 days or more delinquent, and $48,166 of Notes principal fair value which had not been paid for 90 days or more. At December 31, 2009, we had thirty-five CM Loans representing $192,026 of outstanding CM Loan principal and $73,481 of CM Loan fair value which were on non-accrual status, and $73,445 of Notes principal fair value which were on non-accrual status.
6. Loans Payable
Loans payable consists of the following:

	As of December 31,	As of March 31,
	2009	2009
	(unaudited)
Growth capital term loan	$3,407,676	$2,704,571
Unamortized discount on growth capital term loan	(106,788)	(61,376)
Financing term loan	4,176,220	3,697,067
Unamortized discount on financing term loan	(181,461)	(179,061)
Notes payable to private placement investors	2,778,050	3,726,731
Unamortized discount on notes payable	(157,811)	(240,128)

Total loans payable	$9,915,886	$9,647,804

At December 31, 2009, future maturities due on all loans payable were as follows (unaudited):

Year ending March 31,
2010	$1,483,613
2011	5,907,151
2012	2,601,694
2013	369,488

10,361,946
Less amount representing debt discount	(446,060)

Total loans payable	$9,915,886

Growth capital term loan
In October 2007, we entered into a loan and security agreement with a bank that allowed for borrowings of up to $3,000,000 for working capital needs. In October 2008, we amended the agreement to increase available borrowing to $4,000,000. The loan is secured by substantially all of our assets except our intellectual property rights, payments received on our CM Loans, and certain deposit accounts. Borrowings bear interest at a fixed rate of 8.5% per annum. Each advance is repayable in 36 equal monthly installments of principal and interest commencing the first day of the month following the advance.
In connection with this loan agreement, we issued a fully exercisable warrant to purchase 98,592 shares of Series A convertible preferred stock at an exercise price of $1.065 per share, for which we recorded a debt discount of $84,263. The growth capital term loan also requires us to maintain a certificate of deposit with the bank of $150,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. At December 31, 2009, no amounts were available for future financing under this agreement.
On October 7, 2008, we entered into amendments to our growth capital term loan and financing term loan. These amendments became effective as of October 10, 2008, whereby the lenders waived certain or our past covenant violations and consented to our new operating structure. In connection with the amendments to one of these facilities, we issued the growth capital term loan lender a fully exercisable warrant to purchase 37,558 shares of Series A convertible preferred stock at an exercise price of $1.065 per share and recorded an debt discount of $29,782.
In December 2008, we drew down the remaining $1,000,000 of availability under this line and issued a fully exercisable warrant to purchase 28,170 shares of Series A convertible preferred stock at an exercise price of $1.065 per share, and recorded a debt discount of $21,651.
Amortization of the debt discounts recorded for this loan, as amended, were $16,529 and $7,623 in the three months ended December 31, 2009 and 2008, respectively, and $47,018 and $21,667, respectively, for the nine months ended December 31, 2009 and 2008, and were recorded as interest expense.
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
In February and March 2008, we received advances totaling $3,600,000. During the year ended March 31, 2009, we drew down the remaining $1,400,000 available under the financing term loan. In connection with this loan agreement, from inception through December 31, 2009, we issued fully exercisable warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at a price of $1.065 per share and recorded total debt discounts of $277,962. At December 31, 2009, the financing term loan was fully drawn.

Amortization of the debt discounts recorded for this loan were $30,866 and $21,881 in the three months ended December 31, 2009 and 2008, respectively, and $90,031 and $63,076, respectively, for the nine months ended December 31, 2009 and 2008, and were recorded as interest expense.
May 2009 term loan
On May 18, 2009, we entered into another secured loan facility, or the May 2009 term loan, with our growth capital term loan and financing term loan lenders, and amended our prior growth capital term loan and financing term loan to accommodate the new borrowing. The May 2009 term loan allows us to borrow up to $4,000,000 at an interest rate of 10.0% per annum. We also paid a commitment fee of $20,000 and $9,850 of the lenders’ expenses in connection with the facility. The borrowings were used to fund member loans. The borrowings are secured by a blanket lien on substantially all of our assets, except our intellectual property rights, certain deposit accounts and payments received on CM Loans. Additionally, the May 2009 term loan was secured with a certificate of deposit in the amount of $300,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. The lenders also received the right to invest up to $500,000 each in our next round of equity financing on the same terms offered to other investors. On a monthly basis, we also agreed to maintain a minimum collateral ratio calculated as (i) the sum of the certificate of deposit collateral and the outstanding balance of member loans funded with the borrowing which are current in their payment status to (ii) the outstanding balance under the loan facility. In the event that the minimum collateral ratio is less than the minimum allowed under the agreement, we must increase the certificate of deposit to meet the minimum collateral ratio. In connection with this loan facility, we issued each lender a fully exercisable warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share, (see Note 9 — Preferred Stock). We recorded a debt discount related to the issuance of these warrants of $184,860. Amortization of the debt discount related to this warrant is included in interest expense for the growth capital term loan and financing term loan, as further explained immediately below.
Effective August 3, 2009, we consolidated the growth capital term loan, the financing term loan and the May 2009 term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan, together the “Newly Restated Agreements.” The terms of the Newly Restated Agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on the CM Loans. Additionally, the Newly Restated Agreement continues to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment. Further, we agreed in the Newly Restated Agreements to maintain the same minimum collateral ratio as established in the May 2009 term loan. As of December 31, 2009, we had fully drawn down the entire $13,000,000 of combined availability under the Newly Restated Agreements.
Notes payable to private placement investors
During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,707,964. Each note is repayable over three years and bears interest at the rate of 12% per annum. In June and July 2009, we issued an additional $200,000 of notes which bear interest at the rate of 8% per annum. We are using the proceeds of these notes to fund member loans. In connection with origination of these notes payable, we issued fully exercisable warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock (see Note 9 — Preferred Stock). We recorded a debt discount of $329,271, and amortization of the debt discount was recorded as interest expense of $27,439 and $24,390 for the three months ended December 31, 2009 and 2008, respectively. During the nine months ended December 31, 2009 and 2008, we recorded interest expense of $82,318 and $61,703, respectively, related to amortization of debt discounts.
7. Convertible Notes Payable
In January 2008, we issued subordinated convertible promissory notes, or the convertible notes, to two venture capital stockholders with principal amounts of $500,000 each, under the terms of a note and warrant purchase agreement. The convertible notes bore interest at the rate of 8% per annum, and principal and interest are due in full on January 24, 2010. In connection with the issuance of the convertible notes, we issued warrants to purchase an aggregate of 234,742 shares of Series A convertible preferred stock to the convertible notes holders and recorded a debt discount of $178,755. This debt discount was amortized into interest expense over the life of the convertible notes. At December 31, 2009, the unamortized balance of the debt discount was $0, and both the related interest expense recognized during the three months ended December 31, 2009 and 2008 was $0. During the nine months ended December 31, 2009 and 2008, the related interest expense was $0 and $156,410, respectively.
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

In accordance with FASB ASC 470-20 guidance on accounting for debt with conversion features and other options, the intrinsic value of the beneficial conversion feature (“BCF”) was determined to be equal to the fair value of the warrants as estimated above. Accordingly, we recorded a beneficial conversion feature of $178,755. This amount was amortized into interest expense over the life of the convertible notes. At December 31, 2009, the unamortized balance of the BCF was $0, and both the related interest expense recognized during the three months ended December 31, 2009 and 2008 was $0. During the nine months ended December 31, 2009 and 2008, the related interest expense was $0 and $156,410, respectively.
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
Preferred stock warrants
In May 2009, in connection with the May 2009 term loan (See Note 6 — Loans Payable, May 2009 term loan), we issued fully exercisable warrants to purchase 374,180 shares of Series B convertible preferred stock at $0.7483 per share. The warrants may be exercised at any time on or before May 2019. The fair value of these warrants was estimated to be $184,860 using the Black-Scholes option pricing model with the following assumptions: a volatility of 57.4%, a contractual life of 10 years, no dividend yield and a risk-free interest rate of 3.22%. These values were capitalized as debt discounts and are being amortized to interest expense over the life of the term loans.
10. Stockholders’ Deficit
Common stock
As of December 31, 2009, we have reserved shares of common stock for future issuance as follows (unaudited):

Convertible preferred stock, Series A	15,740,285
Convertible preferred stock, Series B	16,036,346
Options to purchase common stock	2,979,750
Options available for future issuance	3,474,989
Convertible preferred Series A stock warrants	1,265,990
Convertible preferred Series B stock warrants	374,180
Common stock warrants	104,000

Total common stock reserved for future issuance	39,975,540

During the three months ended December 31, 2009, we issued 16,263 shares of common stock in exchange for proceeds of $4,391 upon the exercise of employee stock options and 221,000 shares upon the exercise of warrants for $0.
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
The Option Plan allows for employees to early exercise options on the first anniversary date of employment, regardless of the vested status of granted options. If an employee’s employment is terminated prior to fully vesting in options that have been early exercised, we may repurchase the common stock associated with unvested options at the original exercise price. As of December 31, 2009, none of the option holders have chosen to early exercise.

We used the Black-Scholes option pricing model for estimating the fair value of stock options granted with the following assumptions for the three and nine months ended December 31, 2009 and 2008 (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Expected dividend yield	0%	—	0%	0%
Expected volatility	59.4% – 61.5%	—	53.8% – 61.5%	63.6%
Risk-free interest rates	2.72% – 3.60%	—	2.72% – 3.60%	3.38%
Expected life	6.00 – 10.00 years	—	5.92 – 10.00 years	6.11 years
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
Options activity under the Option Plan is summarized as follows (unaudited except for balances at March 31, 2009):

			Options Exercisable and Not Subject to
	Options Outstanding		Repurchase
				Weighted Average
	Shares Available			Exercise Price per
	for Grant	Number of Shares	Number of Shares	Share
Balances at March 31, 2009	4,638,765	1,878,550	756,312	$0.27
Options Granted	(2,195,978)	2,195,978	—	0.23
Options Exercised	—	(62,576)	—	0.27
Options Cancelled	1,032,202	(1,032,202)	—	0.24

Balances at December 31, 2009	3,474,989	2,979,750	947,830	$0.25

A summary by exercise price of outstanding options and options exercisable and not subject to repurchase at December 31, 2009, is as follows (unaudited):

Options Exercisable and
	Options Outstanding			Not Subject to Repurchase
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
	Number of	Price per	Contractual	Number of	Price per
	Shares	Share	Life (Years)	Shares	Share
Exercise price $0.23	1,464,500	$0.23	9.43	105,250	$0.23
Exercise price $0.27	1,515,250	$0.27	7.89	842,580	$0.27
The following table presents details of stock-based compensation expenses by functional line item for the periods indicated (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Sales, marketing and customer service	$9,536	$2,710	$29,896	$7,383
Engineering	15,173	8,686	43,093	24,042
General and administrative	13,715	8,926	40,671	21,929

	38,424	20,322	113,660	53,354
Less stock-based compensation expense for non-employees	(1,416)	(1,416)	(4,247)	(3,163)

Total employee stock-based compensation expense	$37,008	$18,906	$109,413	$50,191

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.
During the nine months ended December 31, 2009 and 2008, we granted stock options to purchase 2,195,978 and 964,800 shares, respectively, of common stock with a weighted average grant date fair value of $0.13 and $0.17, respectively, per share. We granted stock options to purchase 571,500 shares of common stock in the three months ended December 31, 2009 with a weighted average grant date fair value of $0.14 per share. As of December 31, 2009, total unrecognized compensation cost was $241,417. These costs are expected to be recognized through October 2013.
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
As of December 31, 2009, we continued to have a full valuation allowance against our net deferred tax assets. We believe that our deferred tax assets will more likely than not be realized. For the three months ended December 31, 2009, we were in a loss position. We did not have any foreign operations and therefore did not record any tax provisions during the period.
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
(Remainder of page intentionally left blank)

The following table summarizes net interest income (expense) as follows (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Interest income:
Member loans held for investment	$329,423	$325,787	$1,016,809	$763,107
CM Loans held for investment at fair value
Interest and fees earned on CM Loans	1,582,662	71,809	2,807,892	71,809
Credit risk related adjustment (interest expense)	(1,113,130)	(129,285)	(2,123,782)	(129,285)
Cash and cash equivalents	2,882	13,446	23,951	13,446

Total interest income	$801,837	$281,757	$1,724,870	$719,077

Interest expense:
Notes held for investment at fair value
Interest and fees expensed on Notes	$839,090	$15,139	$1,535,422	$15,139
Credit risk related adjustment (interest income)	(1,112,868)	(129,260)	(2,123,280)	(129,260)
Loans payable	294,324	235,515	875,236	513,411
Convertible notes payable	—	—	—	39,890
Amortization of debt discount	74,834	53,895	219,366	459,267
Amortization of BCF	—	—	—	156,410

Total interest expense	$95,380	$175,289	$506,744	$1,054,857

A reconciliation of the table above to our Condensed Statements of Operations is as follows (unaudited):

Per table above:
Total interest income	$801,837	$281,757	$1,724,870	$719,077
Total interest expense	(95,380)	(175,289)	(506,744)	(1,054,857)

	$706,457	$106,468	$1,218,126	$(335,780)

Per Condensed Statements of Operations:
Net interest income (loss), loans held for investment	$(36,853)	$49,823	$(53,842)	$(364,512)
Net interest income (loss), CM Loans and Notes held for investment at fair value	743,310	56,645	1,271,968	56,645

	$706,457	$106,468	$1,218,126	$(307,867)

14. Commitments and Contingencies
Operating leases
We lease our principal administrative and service facilities, as well as office equipment, under a two year operating lease. Rent expense was $36,275 and $36,500 for the three months ended December 31, 2009 and 2008, respectively, and $109,977 and $110,900 for the nine months ended December 31, 2009 and 2008, respectively.

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
We have not recorded an accrued loss contingency under FASB ASC 450 in connection with this contingent liability. Accounting for loss contingencies pursuant to FASB ASC 450 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. We have assessed the contingent liability related to prior sales of member loans on the platform in accordance with FASB ASC 450 and have determined that the occurrence of the contingency is reasonably possible. In accordance with FASB ASC 450, we have estimated the range of loss as of December 31, 2009 as between $0 and $2.54 million, which is, as of December 31, 2009, the aggregate outstanding principal balance of member loans sold to persons unaffiliated with us from inception through April 7, 2008. In making this assessment, we considered our view, described above, that analyzing whether or not the operation of our platform involved an offer or sale of a “security” involved a complicated factual and legal analysis that was uncertain. In addition, we considered our belief that investor members have received what they expected to receive in the transactions under our prior operating structure. Generally, the performance of the outstanding member loans had, in our view, delivered to investor members the benefits they expected to receive in using our platform.
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

15. Subsequent Events
Subsequent to December 31, 2009 and through the date immediately prior to the release of these financial statement, we increased by $100,000 the amount of restricted cash that supports certain state surety bonds required to allow us to offer loans in certain states.
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
All member loans are unsecured obligations of individual borrower members with fixed interest rates and three-year maturities. The member loans are posted on our website, funded by WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, at closing and immediately assigned to us upon closing. As a part of operating our lending platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of member loans. We also provide servicing for the member loans on an ongoing basis.
We were incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. As of December 31, 2009, the lending platform has facilitated approximately 8,277 member loans since our launch in May 2007.
We have been operating since December 2007 pursuant to an agreement with WebBank. WebBank serves as the lender for all member loans originated through our platform. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that as of January 31, 2010, we do not currently offer member loans in Idaho, Iowa, Indiana, Kansas, Maine, Mississippi, Nebraska, North Carolina, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.
We have a limited operating history and have incurred net losses since our inception. Our net loss was $2,124,712 and $7,798,794, respectively, for the three and nine months ended December 31, 2009. We earn revenues from processing fees charged to members, primarily a borrower member origination fee and an investor service charge. We also earn interest income on member loans that we fund ourselves. At this stage of our development, we have funded our operations primarily with proceeds from our venture capital financings, our credit facilities and debt and equity issuances, which are described below under “Liquidity and Capital Resources.” We also rely on our credit facilities and debt issuances to borrow funds, which we have used to fund member loans ourselves. Over time, we expect that the number of borrower members and investors and the volume of member loans originated through our platform will increase, and that we will generate increased revenue from borrower origination fees and investor service charges. Our decision to temporarily stop accepting investor member commitments, effective from April 7, 2008 until October 13, 2008, slowed the ramp up of our operations and expended liquidity as we funded member loans ourselves during this period.

Our operating plan allows for a continuation of the current strategy of raising capital through debt and equity financings to finance our operations until we reach profitability and become cash-flow positive, which we do not expect to occur within the next twelve months. Our operating plan calls for significant investments in website development, security, loan scoring, loan processing and marketing before we reach profitability. During the year ended March 31, 2009, we raised $5,386,893, net of issuance costs, from the sale of 5,112,672 shares of our Series A convertible preferred stock, $1,054,575 from the conversion of principal and interest on our convertible notes into 990,212 shares of our Series A convertible preferred stock, and $11,897,738, net of issuance costs, from the sale of 16,036,346 shares of our Series B convertible preferred stock. During the year ended March 31, 2008, we raised $9,925,001, net of issuance costs, from the sale of 9,445,401 shares of our Series A convertible preferred stock and $1,499,265 from the sale of 2,216,500 shares of our common stock. From October 2007 through March 31, 2009, we also raised $13,707,964 through the issuance of notes payable in connection with our growth capital term loan, financing term loan and private placement notes. During the nine months ended December 31, 2009, we raised $4,200,000 through the issuance of notes payable in connection with our May 2009 term loan and our private placement notes.
Recently, our platform has become increasingly demand, or borrower, constrained which is in contrast to the supply, or investor, constraints we had previously experienced.  We are uncertain if this trend of supply constraints will continue or if the platform will revert to being demand constrained.
We believe that this shift could be due to the following three factors:
•	our longer track record and current 9% net average annual return that has prompted investors to invest larger amounts and maintain their capital on the platform longer
•	investors are repeat customers while borrowers generally take one loan for a three year term and we do limited repeat business with borrowers given our credit criteria
•	on the macro-economic side, investors appear to be less risk-averse than in prior years.
In spite of this shift, we do not plan to revise our credit criteria, which must be approved by WebBank, in order to attract additional borrowers.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Interest income:
Member loans held for investment	$329,423	$325,787	$1,016,809	$763,107
CM Loans held for investment at fair value
Interest and fees earned on CM Loans	1,582,662	71,809	2,807,892	71,809
Credit risk related adjustment (interest expense)	(1,113,130)	(129,285)	(2,123,782)	(129,285)
Cash and cash equivalents	2,882	13,446	23,951	13,446

Total interest income	$801,837	$281,757	$1,724,870	$719,077

Interest expense:
Notes held for investment at fair value
Interest and fees expensed on Notes	$839,090	$15,139	$1,535,422	$15,139
Credit risk related adjustment (interest income)	(1,112,868)	(129,260)	(2,123,280)	(129,260)
Loans payable	294,324	235,515	875,236	513,411
Convertible notes payable	—	—	—	39,890
Amortization of debt discount	74,834	53,895	219,366	459,267
Amortization of BCF	—	—	—	156,410

Total interest expense	$95,380	$175,289	$506,744	$1,054,857

Interest Income
The following table presents our quarterly interest income sources in both absolute dollars and as a percentage of interest income (in thousands):

	For the Quarter Ended
Interest	March 31,		June 30,		September 30,		December 31,
Income	2008		2008		2008		2008
Source	$	%	$	%	$	%	$	%

Borrower origination fees earned on third party purchased member loans	64	30	20	9	0	0	0	0

Borrower origination fees and interest earned on member loans held for investment	109	50	177	82	240	96	326	116

Borrower origination fees and interest earned on CM Loans held for investment, net of interest expense on the related Notes	0	0	0	0	0	0	(57)	-20

Interest earned on cash and investments	43	20	18	9	10	4	13	5

Total Interest Income	216	100	215	100	250	100	282	100

	For the Quarter Ended
Interest	March 31,		June 30,		September 30,		December 31,
Income	2009		2009		2009		2009
Source	$	%	$	%	$	%	$	%
Borrower origination fees earned on third party purchased member loans	0	0	0	0	0	0

Borrower origination fees and interest earned on member loans held for investment	284	62	316	65	371	49	329	31

Borrower origination fees and interest earned on CM Loans held for investment, net of interest expense on the related Notes	166	36	155	32	374	50	743	69

Interest earned on cash and investments	8	2	17	3	4	1	3	0

Total Interest Income	458	100	488	100	749	100	1,075	100

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
Beginning November 5, 2009, our origination fees increased ranging from 1.25% to 4.50% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	1.25% - 2.25%	3.75%	4.50%	4.50%	4.50%	4.50%	4.50%

Beginning January 20, 2010, if the loan is for a small business or for a self-employed borrower, we began charging an additional 1.5% origination fee, and our origination fees increased ranging from 2.25% to 4.50% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	2.25%	3.75%	4.50%	4.50%	4.50%	4.50%	4.50%
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
When payments are received on member loans held for investment, the interest portion paid by our borrower members and the amortization of the origination fees, net of costs of origination, are recorded as interest income. Interest rates on these member loans, excluding amortization of net origination fees, range from 6.00% to 21.21% per annum as of December 31, 2009. During the three and nine months ended December 31, 2009, we funded $12,100 and $5,116,625, respectively, of member loans while our investor members funded $20,252,700 and $38,460,026, respectively of member loans.
During the three months ended December 31, 2009 and 2008, we recorded interest income on the member loans we funded of $329,423 and $325,787, respectively, while during the nine months ended December 31, 2009 and 2008, we recorded interest income on the member loans we funded of $1,016,809 and $763,107, respectively.
Borrower Origination Fees and Interest Earned on CM Loans Held for Investment Net of Interest Expense on the Related Notes
Beginning October 13, 2008, we began recording interest income, including borrower origination fees, from CM Loans and corresponding interest expense from the Notes. Interest income from the CM Loans includes origination fees on these member loans which are recognized in the period originated. During the three and nine months ended December 31, 2009, we recorded interest income from CM Loans of $1,582,662 and $2,807,892, respectively, including $694,243 and $1,184,201, respectively, of origination fees. Under FASB ASC 825 guidance for regarding fair value option for accounting for financial assets, for the three and nine months ended December 31, 2009, this interest income was offset by credit risk related adjustments on CM Loans of $1,113,130 and $2,123,782, respectively, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $839,090 and $1,535,422, respectively, during the three and nine months ended December 31, 2009, and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $1,112,868 and $2,123,280, respectively, during that same period. Over time, we expect that revenues and expenses related to CM Loans and Notes will increase as we grow our platform.
Interest Earned on Cash and Investments
Interest income from cash and cash equivalents is recorded as it is earned. For the three and nine months ended December 31, 2009, we recorded $2,882 and $23,951, respectively, in interest income earned on cash and cash equivalents. Comparatively, for the three and nine months ended December 31, 2008, we recorded $13,446 and $13,446, respectively, in interest income earned on cash and cash equivalents. The differences in interest income are a function of the cash on hand and the declining interest rate climate during the relevant periods. We do not expect interest income from cash and cash equivalents to be a significant part of our business model.

Interest Expense on Notes Payable
Interest expense, other than that described above with regard to CM Loans and Notes, consists primarily of cash and non-cash interest on notes payable and convertible notes. For the three months ended December 31, 2009 and 2008, we paid cash interest of $294,324 and $235,515, respectively, for interest due on our notes payable. For the three months ended December 31, 2009 and 2008, we recorded $74,834 and $53,895, respectively, for non-cash interest expense related to debt discounts due to warrants on our notes payable.
For the nine months ended December 31, 2009 and 2008, we paid cash interest of $875,236 and $513,411, respectively, for interest due on our notes payable. For the nine months ended December 31, 2009 and 2008, we recorded $219,366 and $459,267, respectively, for non-cash interest expense related to debt discounts due to warrants on our notes payable. We also recorded non-cash interest expense on our convertible notes of $0 and $38,890, respectively, for the nine months ended December 31, 2009 and 2008. In addition, we recorded non-cash interest expense related to the beneficial conversion feature of the convertible notes in the amount of $0 and $156,410, respectively, for the nine months ended December 31, 2009 and 2008.
As we have no additional availability under our various notes payable agreements, we expect interest expense on our notes payable to decrease over the next year as we repay these loans.
Provision for Loan Losses
The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of potential credit losses inherent in our portfolio of member loans that we funded ourselves, in whole or in part, and hold for investment and is based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through our collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex, and requires judgment by management about the effect of matters that are inherently uncertain (see Note 2 — Significant Accounting Policies, Allowance for loan losses). Moreover, in light of our limited operating history, we do not yet have significant historical experience unique to our own base of borrowers and underwriting criteria with which to help estimate expected losses on our portfolio. In the three and nine months ended December 31, 2009, we recorded a provision for loan losses of $176,376 and $1,170,880, respectively, against our member loans held for investment. Comparatively, in the three and nine months ended December 31, 2008, we recorded a provision for loan losses of $245,428 and $530,359, respectively, against our member loans held for investment.
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
While the servicing fee is recognized as a component of interest income with respect to our member loans held for investment and as reduction in interest expense with respect to our Notes held at fair value, for member loans purchased by third parties prior to the registration of our Notes, we recognize a servicing asset and corresponding servicing liability in accordance with FASB ASC 860. We then amortize the servicing fee asset into income as payments are received on these member loans (see Note 2 — Summary of Significant Accounting Policies, Revenue recognition, Third party purchased member loans). During the three and nine months ended December 31, 2009, we recognized $7,003 and $21,973, respectively, of such income. Comparatively, during the three and nine months ended December 31, 2008, we recognized $9,260 and $38,221 respectively, of such income. Because following the registration of the Notes, investor members no longer directly purchase member loans, the amount of income from amortization of loan servicing rights will continue to diminish until the underlying member loans are fully discharged.

Operating Expenses:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2009	2008	% change	2009	2008	% change
Sales, marketing and customer service	$1,586,098	$600,953	164%	$4,030,724	$1,502,372	168%
Engineering	442,433	443,054	0%	1,310,687	1,427,196	-8%
General and administrative	646,940	1,381,372	-53%	2,556,948	5,886,815	-57%

Total operating expenses	$2,675,471	$2,425,379		$7,898,359	$8,816,383

Sales, Marketing and Customer Service Expense
Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, customer service and credit personnel, costs of marketing campaigns and costs of borrower acquisitions such as credit scoring and screening. Sales, marketing and customer service expenses for the three months ended December 31, 2009 and 2008, were $1,586,098 and $600,953, respectively, an increase of approximately 164%, while for the nine months ended December 31, 2009 and 2008 these expenses were $4,030,724 and $1,502,372, respectively and increase of approximately 168%. The relative increase in both the comparative three and nine month periods was primarily due to greater expenses incurred for marketing programs aimed at acquiring new investors and borrowers, but also included increased costs for borrower acquisition for services such as credit reporting related to our platform growth. Spending for these types of programs were significantly lower in the three and nine months ended December 31, 2008, because we were unable to add new investor members and consequently made fewer loans as we sought to register our Notes with the SEC. In addition, we significantly expanded our marketing staff in the both the three and nine months ended December 31, 2009.
Engineering Expense
Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Engineering expense for the three months ended December 31, 2009 and 2008, was $442,433 and $443,054, respectively, a decrease of less than 1%, while engineering expense for the nine months ended December 31, 2009 and 2008, was $1,310,687 and $1,427,126, respectively, a decrease of approximately 8%. The decrease for the nine months ended December 31, 2009 versus the same nine months ended December 31, 2008, was primarily due to decreased salaries, conversion of some contract labor to full time employees and decreased benefits costs, as we directly contracted for our benefits programs starting in January 2009, rather than relying on a professional employer organization model as we had prior to January 2009. Although we enjoyed benefits savings in each category of operating expenses from the new structure, it was most evident in this category as our other engineering expenses were relatively stable in the nine months ended December 31, 2009 and 2008. During the three months ended December 31, 2009 we continued to enjoy the benefits of our realigned contractor to employee structure and the new benefits programs which allowed us to slightly lower engineering expenses compared to the three months ended December 31, 2008, while enjoying gains in engineering productivity.
General and Administrative Expense
General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expense for the three months ended December 31, 2009 and 2008, was $646,940 and $1,381,372, respectively, a decrease of approximately 53%, while general and administrative expense for the nine months ended December 31, 2009 and 2008, was $2,556,948 and $5,886,815, respectively, a decrease of approximately 57%. The decrease in both the three and nine month comparative periods was primarily the result of much higher legal and consulting expenses related to the preparation of our Registration Statement incurred in the three and nine months ended December 31, 2008 compared to the three and nine months ended December 31, 2009. We did however, also enjoy savings from the conversion of some contract labor to full time employees and the adoption of our new benefits programs during those same comparative three and nine month periods. We expect that general and administrative expenses will decrease as a percentage of overall operating expenses as we grow our marketing and sales efforts in greater proportion than our general and administrative expenses.

Liquidity and Capital Resources

	Nine Months Ended December 31,
Cash flows from:	2009	2008	Change
Operating Activities	$(6,306,156)	$(8,393,746)	$2,087,590

Investing Activities	(34,815,479)	(6,530,011)	(28,285,468)
Add back/(subtract):
Origination of CM Loans held at fair value	38,460,025	2,803,550	35,656,475
Repayment of CM Loans held at fair value	(5,411,031)	(67,657)	(5,343,374)

Investing Activities after removing activity related to CM Loans held at fair value	(1,766,485)	(3,794,118)	2,027,633

Financing Activities	33,853,500	12,505,919	21,347,581
Add back/(subtract):
Origination of Notes held at fair value	(39,024,105)	(2,803,550)	(36,220,555)
Repayment of Notes held at fair value	5,421,076	67,730	5,353,346

Financing Activities after removing activity related to Notes held at fair value	$250,471	$9,770,099	$(9,519,628)

Net cash used in operating activities decreased to $6,306,156 in the nine months ended December 31, 2009, from $8,393,746 in the nine months ended December 31, 2008. Non-cash charges that most significantly offset our net loss of $7,798,794 in the nine months ended December 31, 2009 were: $1,170,880 of allowances for loan losses on member loans held for investment, $2,123,281 of non-cash interest income due to credit risk related adjustments on our Notes, and $2,343,149 of non-cash interest expense related to our CM Loans and debt discounts due to warrants issued for our notes payable. Similarly, non-cash charges that most significantly offset our net loss of $9,612,908 in the nine months ended December 31, 2008 were: $530,359 of provisions for loan losses on member loans held for investment, non-cash interest expense of $672,910, and the $151,262 net positive effect of changes in operating assets and liabilities, mainly accounts payable for legal services.
Net cash used in investing activities for the nine months ended December 31, 2009 and 2008, were $34,815,479 and $6,530,011, respectively. However, after removing activity related to the Notes, which activity was mostly offset by corresponding activity related to the CM Loans reflected in our cash flow from financing activities, the remaining amounts for the nine months ended December 31, 2009 and 2008, were $1,766,485 and $3,794,118, respectively. These remaining amounts in both periods were primarily activities related to our member loans held for investment, and in the nine months ended December 31, 2009, an increase of $800,000 in restricted cash related to certificates of deposit pledged as security for our May 2009 term financing and additional security required by our platform operating banks as loan and transaction volume increased.
Net cash used in financing activities for the three months ended December 31, 2009 and 2008, were $33,853,500 and $12,505,919 respectively. However, after removing activity related to the Notes, which activity was mostly offset by corresponding activity related to our CM Loans reflected in our cash flows from investing activities, the remaining amounts for the three months ended December 31, 2009 and 2008, were $250,471 and $9,770,099, respectively. Cash provided by financing activities, after removing activity related to the Notes, consisted primarily of proceeds from the issuance of loans payable and their related repayment, and in the nine months ended December 31, 2008, the issuance of our Series A preferred stock.
In October 2007, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, that allows for borrowings of up to $3,000,000 for working capital needs, or the growth capital term loan. In October 2008, we amended the agreement to increase the available borrowing to $4,000,000. The loan is secured by substantially all of our assets except our intellectual property rights, payments received on CM Loans, and certain deposit accounts. The interest rate is fixed at 8.5% per annum. Each advance is repayable in 36 equal monthly installments of principal and interest commencing the first day of the month following the advance.
In connection with the growth capital term loan, we issued SVB a fully exercisable warrant to purchase 98,592 shares of Series A convertible preferred stock at an exercise price of $1.065 per share. The growth capital term loan also required us to maintain a certificate of deposit of $150,000 with SVB until repayment. This amount is included in restricted cash in the accompanying balance sheets.

In December 2008, we drew down the remaining $1,000,000 of available credit under the growth capital term loan and issued SVB a fully exercisable warrant to purchase 28,170 shares of Series A convertible preferred stock at $1.065 per share.
In February 2008, we entered into a loan and security agreement, or the financing term loan, with Gold Hill Venture Lending 03, LP, or Gold Hill, that provides for financing of up to $5,000,000 to us to fund member loans on the platform (the “financing term loan”). The financing term loan was originally available for advances through June 30, 2008, but was subsequently amended in October 2008 to allow availability through December 31, 2008. The interest rate is fixed at 10.0% per annum. The agreement requires that proceeds received from borrower member payments on member loans funded by us be used to pay down the financing term loan. The financing term loan is secured by substantially all of our assets except our intellectual property rights, payments received on the CM Loans, and certain deposit accounts. The financing term loan required us to maintain a certificate of deposit with SVB of $250,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets.
In February and March 2008, we received advances totaling $3,600,000 under the financing term loan. During the year ended March 31, 2009, we drew down the remaining $1,400,000 available under the financing term loan. In connection with the financing term loan, from inception through December 31, 2009, we issued Gold Hill a fully exercisable warrant to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at $1.065 per share.
On October 7, 2008, we entered into amendments to the growth capital term loan and financing term loan. These amendments became effective as of October 10, 2008, the date of effectiveness of our Registration Statement, whereby the lenders waived certain past covenant violations by us and consented to our new operating structure. In connection with the amendments to the financing term loan, we issued SVB a fully exercisable warrant to purchase 37,558 shares of Series A convertible preferred stock at an exercise price of $1.065 per share.
On May 18, 2009, we entered into a new secured loan facility, or the May 2009 term loan, with SVB and Gold Hill, and amended the prior growth capital term loan and financing term loan to accommodate new borrowing. The May 2009 term loan allows us to borrow up to $4,000,000 at an interest rate of 10.0% per annum. We also paid a commitment fee of $20,000 and $9,850 of the lenders’ expenses in connection with the facility. The borrowings are to be used to fund member loans. The borrowings are secured by a blanket lien on substantially all of our assets, except our intellectual property rights, certain deposit accounts, and payments received on CM Loans. Additionally, the May 2009 term loan was secured with a certificate of deposit in the amount of $300,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. The lenders also received the right to invest up to $500,000 each in our next round of equity financing on the same terms offered to other investors. On a monthly basis, we also agreed to maintain a minimum collateral ratio calculated as (i) the sum of the certificate of deposit collateral and the outstanding balance of member loans funded with the borrowing which are current in their payment status to (ii) the outstanding balance under the loan facility. In the event that the minimum collateral ratio is less than the minimum allowed under the agreement, we must increase the certificate of deposit to meet the minimum collateral ratio. In connection with this loan facility, we issued a fully exercisable warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share to SVB, and we issued a fully exercisable warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share to Gold Hill.
Effective August 3, 2009, we consolidated the growth capital term loan, the financing term loan and the May 2009 term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan, together the Newly Restated Agreements. The terms of the Newly Restated Agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights, payments we receive on the CM Loans, and certain deposit accounts. Additionally, the Newly Restated Agreement continues to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment. Further, we agreed in the Newly Restated Agreements to maintain the same minimum collateral ratio as established in the May 2009 term loan. As of December 31, 2009, we had fully drawn down the entire $4,000,000 of combined availability under the May 2009 term loan and subsequent Newly Restated Agreements.
During the year ended March 31, 2009, we entered into a series of loan and security agreements, or the private placement notes, with accredited investors providing for loans evidenced by notes payable totaling $4,704,694. Each note is repayable over three years and bears interest at the rate of 12% per annum. We are using the proceeds of the private placement notes to fund member loans on the platform. In connection with the origination of the private placement notes, we issued the investors fully exercisable warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock at an exercise price of $1.065 per share. During the nine months ended December 31, 2009, we issued an additional $200,000 of private placement notes repayable over three years and which bear interest at the rate of 8% per annum. No warrants were issued in connection the private placement notes issued in the nine months ended December 31, 2009.

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
We used the proceeds from borrowings under the growth capital term loan, the private placement notes and the convertible notes primarily to fund member loans ourselves to ensure a sufficient level of funding for borrowing requests. From April 7, 2008 until October 13, 2008 all member loans funded on the platform were funded and held us and held for investment. Through our participation in funding loans ourselves on the platform, as of December 31, 2009, we had funded approximately $19.5 million in member loans.
We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future as we grow our platform. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to continue to fund member loans on the platform we will hold for investment. To date, we have funded our cash requirements with proceeds from our debt issuances and the sale of equity securities. At December 31, 2009, we had $4,730,406 in unrestricted cash and cash equivalents. We primarily invest our cash in interest bearing money market funds.
We do not have any committed external source of funds. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings or debt financings. Additional equity or debt financing may not be available on acceptable terms, if at all.
Income Taxes
We incurred no tax provision for the nine months ended December 31, 2009. Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carry forwards.
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
Additional Information about the LendingClub Platform
Historical Information about Our Borrower Members and Outstanding Loans
As of December 31, 2009, LendingClub had facilitated 8,277 member loans with an average original principal amount of $9,252 and an aggregate original principal amount of $76,581,325, out of which $49,520,619 of outstanding principal balance had been through at least one billing cycle. Out of these loans, 594 member loans with an aggregate original principal amount of $5,095,050, or 6.65% had prepaid, while out of the total outstanding principal balance, 89.22% were current, 0.71% were 16 to 30 days late, 3.36% were more than 30 days late, and 6.67% were defaulted. A member loan is considered as having defaulted when at least one payment is more than 120 days late.
The 6.67% of defaulted loans as of December 31, 2009 were comprised of 420 member loans, equaling a total defaulted amount of $3,303,797. Of these defaulted loans, 302 loans representing $2,254,408 in defaulted amount were defaults due to delinquency, while the remaining 118 loans were loans in which the borrower member filed for a Chapter 7 bankruptcy seeking liquidation, representing $1,049,389 in defaulted amount.

During the three months ended December 31, 2009, of the 5,399 member loans which were not delinquent prior to the start of the quarter, 166 member loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 — 15 day grace period. Of those loans which became delinquent for more than 15 days during the quarter, we charged late fees totaling $2,653 on 97 loans and received late fees of $484 on those same 97 loans.
The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to December 31, 2009, grouped by the loan grade assigned by us:

				Average Total
	Number of	Average Interest	Average Annual	Funded
Loan Grade	Borrowers	Rate	Percentage Rate	Commitment
A1	56	7.24%	7.82%	$4,372
A2	190	7.54%	8.14%	4,214
A3	350	7.89%	8.51%	5,996
A4	440	8.86%	9.48%	6,794
A5	563	9.17%	9.83%	8,629
B1	347	10.57%	12.27%	8,609
B2	393	10.85%	12.49%	10,551
B3	434	11.26%	12.98%	11,154
B4	466	11.59%	13.30%	10,274
B5	497	11.89%	13.55%	9,523
C1	483	12.12%	14.09%	8,897
C2	418	12.48%	14.48%	9,545
C3	409	12.77%	14.73%	9,435
C4	399	13.07%	15.03%	9,240
C5	360	13.44%	15.45%	9,111
D1	304	13.73%	15.95%	10,021
D2	297	14.11%	16.35%	9,793
D3	278	14.35%	16.53%	9,926
D4	259	14.52%	16.63%	9,379
D5	197	14.83%	16.90%	9,685
E1	163	15.11%	17.17%	10,111
E2	177	15.23%	17.26%	9,707
E3	139	15.59%	17.53%	9,830
E4	115	15.55%	17.35%	9,931
E5	99	16.16%	18.07%	10,487
F1	69	16.22%	17.99%	10,636
F2	68	16.81%	18.71%	11,878
F3	46	16.85%	18.69%	12,191
F4	47	17.46%	19.42%	10,934
F5	38	17.78%	19.80%	11,613
G1	35	18.08%	20.05%	11,409
G2	26	18.30%	20.09%	8,562
G3	22	18.23%	19.83%	10,777
G4	42	18.59%	20.28%	13,379
G5	51	19.12%	20.94%	$10,574

The following table presents aggregated information for the period from May 24, 2007 to December 31, 2009, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

	Percentage of
	Borrowers
	Stating They	Average Job		Average Debt
	Own Their Own	Tenure in	Average Annual	to Income
Loan Grade	Homes	Months	Gross Income	Ratio (1)
A1	58.93%	76	$61,226	7.20%
A2	62.11%	72	75,019	7.76%
A3	56.86%	78	70,433	8.98%
A4	53.41%	72	60,745	10.31%
A5	54.88%	72	70,597	11.08%
B1	44.67%	62	66,512	10.93%
B2	49.11%	72	73,466	11.19%
B3	48.62%	78	73,640	12.32%
B4	46.57%	64	68,562	12.85%
B5	41.65%	58	61,650	12.28%
C1	45.76%	64	65,477	12.51%
C2	44.26%	60	60,427	12.61%
C3	43.03%	56	65,862	13.35%
C4	44.36%	70	67,391	14.21%
C5	39.72%	64	72,826	13.47%
D1	42.43%	64	66,846	13.37%
D2	41.75%	75	67,426	13.49%
D3	46.76%	67	63,459	13.56%
D4	40.15%	55	61,884	13.33%
D5	42.64%	56	67,001	13.29%
E1	42.33%	56	66,831	13.98%
E2	37.29%	55	59,909	14.02%
E3	41.01%	59	67,988	13.61%
E4	46.96%	70	69,721	14.89%
E5	43.43%	57	70,475	14.87%
F1	46.38%	59	69,108	15.46%
F2	44.12%	79	78,649	15.85%
F3	43.48%	82	78,010	18.38%
F4	44.68%	68	65,793	16.61%
F5	44.74%	68	73,945	12.98%
G1	51.43%	43	57,068	19.08%
G2	46.15%	62	86,769	17.31%
G3	50.00%	67	77,037	18.42%
G4	59.52%	58	103,235	16.49%
G5	62.75%	67	$104,092	18.55%
(1)	Average debt to income ratio, excluding mortgage debt, calculated by us based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to December 31, 2009, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

						Average
		Average	Average	Average	Average	Number of	Average	Average
		Open	Total	Revolving	Revolving	Inquiries	Delinquencies	Time Since
	Average	Credit	Credit	Credit	Line	in the Last	in Last	Last
Loan Grade	FICO	Lines	Lines	Balances	Utilization	Nine Months	Two Years	Delinquency
A1	777	8	22	$12,793	17.19%	1	0	31
A2	774	10	23	11,940	15.52%	1	0	44
A3	768	9	22	11,082	18.45%	1	0	44
A4	756	9	22	13,039	23.96%	1	0	42
A5	749	9	22	14,583	29.24%	1	0	40
B1	737	9	21	13,919	33.55%	1	0	36
B2	736	9	21	15,329	34.22%	1	0	46
B3	729	9	21	18,575	39.57%	1	0	40
B4	719	9	21	17,731	43.18%	1	0	40
B5	712	9	19	17,273	46.71%	1	0	37
C1	703	9	20	17,527	51.68%	1	0	39
C2	702	9	20	15,667	51.62%	2	0	41
C3	696	9	21	17,110	54.37%	2	0	38
C4	693	10	21	16,705	55.72%	2	0	36
C5	687	9	20	14,470	57.06%	2	0	34
D1	686	9	21	19,586	56.36%	2	0	34
D2	685	9	20	18,327	57.96%	2	0	34
D3	682	10	20	16,319	58.43%	2	0	36
D4	678	9	19	16,531	61.42%	2	0	33
D5	678	9	20	20,184	58.84%	2	0	34
E1	675	10	21	17,797	63.43%	2	0	34
E2	672	10	20	18,286	62.62%	2	0	35
E3	667	9	19	18,086	67.77%	2	1	29
E4	666	10	20	18,495	65.14%	4	0	37
E5	668	10	21	18,343	65.23%	3	0	26
F1	670	10	23	22,755	66.08%	3	0	32
F2	673	10	22	24,500	66.07%	3	0	30
F3	668	11	24	25,915	62.52%	3	0	38
F4	667	11	22	23,906	68.47%	3	0	31
F5	667	10	22	21,431	68.92%	3	0	27
G1	672	10	21	16,786	64.23%	3	0	30
G2	662	12	23	24,168	67.41%	3	0	28
G3	659	13	22	20,190	66.17%	4	0	33
G4	656	13	28	38,085	67.43%	3	0	34
G5	658	13	30	$57,534	67.71%	4	1	26

The following table presents additional aggregated information for the period from May 24, 2007 to December 31, 2009, about delinquencies, default and borrower prepayments, grouped by the loan grade assigned by us. The interest rate, default and delinquency information presented in the table includes data only for member loans that had been issued for more than 45 days as of December 31, 2009, and therefore have been through at least one billing cycle. With respect to late member loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late member loan amounts as a percentage of member loans issued for more than 45 days. Member loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of member loans that have been outstanding, on average, for approximately twenty-one months.
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

							Total
	15-30	15-30	30+	30+			Number	Number of
	Days Late	Days Late	Days Late	Days Late	Default	Default	of	Loans	Prepaid	Prepaid
Loan Grade	($)	(%)	($)	(%)	($)	(%)	Loans	Prepaid	($)	(%)
A1	0	0.00%	0	0.00%	0	0.00%	56	5	7,700	3.14%
A2	0	0.00%	816	0.11%	0	0.00%	190	26	96,800	12.09%
A3	3,027	0.16%	11,909	0.64%	3,011	0.16%	350	34	180,600	8.61%
A4	0	0.00%	17,474	0.68%	5,551	0.21%	440	32	223,400	7.47%
A5	0	0.00%	55,930	1.37%	18,333	0.45%	563	32	208,900	4.30%
B1	18,350	0.75%	35,253	1.45%	31,096	1.28%	347	33	255,150	8.54%
B2	0	0.00%	71,675	2.03%	77,788	2.20%	393	24	257,775	6.22%
B3	27,061	0.71%	55,197	1.45%	74,977	1.96%	434	29	232,000	4.79%
B4	23,964	0.62%	78,890	2.04%	134,455	3.47%	466	30	318,200	6.65%
B5	0	0.00%	126,912	3.12%	159,948	3.93%	497	41	384,450	8.12%
C1	29,056	0.78%	88,867	2.38%	114,162	3.06%	483	36	348,375	8.11%
C2	10,878	0.31%	69,264	1.97%	142,953	4.06%	418	30	264,500	6.63%
C3	42,015	1.22%	82,667	2.40%	188,237	5.45%	409	26	243,725	6.32%
C4	24,098	0.72%	74,704	2.23%	153,789	4.60%	399	22	178,600	4.84%
C5	5,623	0.20%	77,285	2.78%	170,738	6.13%	360	19	170,625	5.20%
D1	6,000	0.22%	74,435	2.69%	194,361	7.03%	304	18	150,500	4.94%
D2	14,919	0.61%	53,378	2.17%	113,932	4.64%	297	16	158,725	5.46%
D3	11,820	0.50%	100,687	4.24%	127,100	5.36%	278	13	110,650	4.01%
D4	819	0.04%	69,731	3.36%	192,318	9.27%	259	17	150,225	6.18%
D5	4,255	0.26%	58,889	3.55%	103,190	6.23%	197	8	63,950	3.35%
E1	34,093	2.19%	21,042	1.35%	85,937	5.51%	163	13	135,975	8.25%
E2	0	0.00%	27,616	1.75%	181,069	11.49%	177	13	118,100	6.87%
E3	0	0.00%	66,708	5.11%	41,097	3.15%	139	10	145,050	10.62%
E4	0	0.00%	75,729	6.81%	153,992	13.84%	115	11	99,175	8.68%
E5	0	0.00%	23,624	2.61%	53,358	5.90%	99	14	168,700	16.25%
F1	33,725	4.66%	19,632	2.71%	119,024	16.45%	69	8	93,625	12.76%
F2	2,602	0.33%	21,501	2.70%	124,085	15.56%	68	3	40,250	4.98%
F3	16,750	3.61%	34,347	7.41%	97,710	21.07%	46	8	67,525	12.04%
F4	3,726	0.82%	45,846	10.13%	85,596	18.91%	47	3	14,500	2.82%
F5	0	0.00%	21,566	5.33%	53,986	13.33%	38	2	28,000	6.34%
G1	24,486	6.70%	1,447	0.40%	24,128	6.60%	35	4	59,400	14.88%
G2	0	0.00%	18,514	8.32%	46,408	20.85%	26	3	10,600	4.76%
G3	4,243	1.79%	0	0.00%	45,923	19.37%	22	4	46,300	19.53%
G4	0	0.00%	9,680	1.76%	114,112	20.69%	42	4	47,925	8.53%
G5	7,543	1.56%	66,784	13.78%	70,730	14.59%	51	3	15,075	2.80%

The following table presents aggregated information for the period from May 24, 2007 to December 31, 2009 on the results of our collection efforts for all corresponding member loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded the 14 loans that we repurchased due to identity fraud.

				Gross		Aggregate
				Amount		Principal	Gross
				Collected	Number of	Balance of	Amount
	Number		Aggregate	on	Loans	Loans	Recovered
	of Loans		Amount Sent	Accounts	Charged-Off	Charged-Off	on Loans
	in	Origination	to	Sent to	Due to	Due to	Charged-
	Collection	Amount	Collections	Collections	Delinquency	Delinquency	Off
Grade	(1)	(1)	(1)	(2)	(3)	(3)	(4)
A	29	206,225	22,969	12,790	5	20,480	0
B	100	930,775	117,360	46,449	37	237,858	3,120
C	161	1,461,575	203,941	93,978	67	456,316	0
D	133	1,210,875	160,483	69,254	61	464,158	1,538
E	105	920,425	142,601	63,298	51	351,314	69
F	63	787,025	125,780	35,042	36	341,093	0
G	34	387,900	64,533	24,869	15	162,577	140

Total	625	5,904,800	837,667	345,680	272	2,033,797	4,867

1)	Represents accounts 31 to 120 days past due.

2)
Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status. Of this amount, investors received $363,522 (99%). The remainder was fees to us of $3,672 (1%). The amounts retained by us are reflected as loan servicing fees in our consolidated financial statements.

3)
Represents accounts that have been delinquent for 120 days at which time the account is charged-off. Any money recovered after 120 days is no longer included as amounts collected on accounts sent to collection.

4)	Represents the gross amounts we received on charged-off accounts after the accounts were charged-off—e.g., a dollar received on an account 122 days past due.

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
Item 1A. Risk Factors
The discussion in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and the prospectus for the Notes dated January 20, 2010. These risk factors describe various risks and uncertainties. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, these risks could have a material adverse effect on the value of the Notes you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.
In addition, you should consider the following:
We have incurred net losses in the past and expect to incur net losses in the future. If we become insolvent or bankrupt, you may lose your investment.
We have incurred net losses in the past and we expect to incur net losses in the future. As of December 31, 2009, our accumulated deficit was $27.7 million and our total stockholders’ deficit was $23.9 million. Our net loss for the three months ended December 31, 2009 and 2008, was $2.1 million and $2.6 million, respectively. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. In future periods, we may not have any revenue growth, or our revenue could decline. Our failure to become profitable could impair the operations of our platform by limiting our access to working capital to operate the platform. If we were to become insolvent or bankrupt, an event of default would occur under the terms of the Notes, and you may lose your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of our Member Payment Dependent Notes, or Notes, pursuant to the Registration Statement. The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on October 10, 2008. From October 13, 2008 to December 31, 2009, we sold $48,187,175 in principal amount of Notes at 100% of their principal amount. The Notes are offered only through our website, and there are no underwriters or underwriting discounts. As set forth in the Registration Statement, we incurred estimated expenses of approximately $3,636,888 in connection with the offering, none of which are being paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding member loan originated on our platform. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Other Information
None.
Item 5. Exhibits
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
Dated: February 9, 2010

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