Form 10-K
period 2010-03-31
LendingClub Corp
filed 2010-06-29
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-151827
LendingClub Corporation
(Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

370 Convention Way
Redwood City, California	94063
(Address of principal executive offices)	(Zip Code)
(650) 482-5233
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 31, 2010, there were 8,565,011 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

As used herein, “LendingClub,” “we,” “us,” “our,” and “the Company” refer to LendingClub Corporation. “LendingClub” is a registered trademark of LendingClub Corporation in the United States.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding LendingClub borrower members, credit scoring, FICO scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
•	the status of borrower members, the ability of borrower members to repay member loans and the plans of borrower members;
•	expected rates of return and interest rates;
•	our ability to attract additional investors;
•	the attractiveness of our lending platform;
•	our financial performance;
•	the availability and functionality of the trading platform;
•	our ability to retain and hire competent employees and appropriately staff our operations;
•	regulatory developments;
•	our intellectual property; and
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in forward-looking statements. We have included important factors in the cautionary statements included in this Form 10-K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from forward-looking statements contained in this report. In this Annual Report on Form 10-K, we refer to the Member Payment Dependent Notes that we issue to investor members as the “Notes,” and we refer to the corresponding member loans made to borrower members as “corresponding member loans” or “CM Loans.” Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Annual Report on Form 10-K completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I
Item 1. Business
ABOUT THE LOAN PLATFORM
Overview
LendingClub is an online financial platform that enables its borrower members to borrow money and investors to purchase Member Payment Dependent Notes, the proceeds of which fund loans made to individual borrower members. Our motto is “Better Rates. Together.” As of March 31, 2010, we had 295,682 registered members and had facilitated the issuance of $100.1 million in member loans. As of March 31, 2010, investors had funded approximately $80.4 million of this $100.1 million total, and LendingClub had funded the remaining amount. As of March 31, 2010, all member loans originated through the LendingClub platform had three-year terms. As of May 7, 2010, we began to issue member loans and corresponding Notes with five-year as well as three-year terms, Although we initially permitted member loans to have principal amounts as low as $500, all member loans currently originated through the LendingClub platform have original principal amounts between $1,000 and $25,000. As of March 31, 2010, the average aggregate LendingClub loan to a single borrower member was approximately $9,579.
We aim to operate our platform at low cost to offer interest rates to our borrower members lower than the rates they could obtain through credit cards or traditional banks and to offer interest rates to investors on Notes that investors find attractive. Our lending platform operates online only. Our registration, processing and payment systems are automated and electronic. We encourage the use of electronic payments as the preferred means to disburse member loan proceeds and remit cash payments on outstanding member loans. We have no physical branches, no deposit-taking and interest payment activities and extremely limited loan underwriting activities.
We generate revenue by charging borrower members loan origination fees and by charging investors ongoing servicing charges relating to the Notes they have purchased. We also earn interest on member loans to the extent that we fund those member loans ourselves. For the year ended March 31, 2010, our member loan origination volume was $67.1 million. Our members funded approximately $62.5 million of this $67.1 million total, and we funded the remaining amounts.
We offer member loans through our platform to borrower members throughout the United States, except that we do not currently offer member loans in Idaho, Indiana, Iowa, Kansas, Maine, Mississippi, Nebraska, North Carolina, North Dakota and Tennessee. As of March 31, 2010, we are not dependent on any single party for a material amount of our revenue.
Borrower members who use our platform must identify their intended use of member loan proceeds in their initial loan request. As of March, 31, 2010, among funded member loans (all of which were unsecured), borrower members identified their intended use of loan proceeds as follows:
•	refinancing high-interest loans and credit card debt (approximately 55%);

•	significant expenses and purchases, such as home improvements or medical expenses (approximately 25%);

•	financing their home-based or small businesses (approximately 6%); and

•	all other purposes (approximately 14%).
We do not verify or monitor a borrower member’s actual use of funds following the funding of a member loan.
We attract members to our website, www.lendingclub.com, through a variety of sources. We drive traffic through referrals from other parties (which include online communities, social networks and marketers), through search engine results and through online and offline advertising. We are not dependent on any one source of traffic to our website. As of March 31, 2010, our website on average was receiving approximately 119,529 unique visitors per month.

The Online Social Lending Industry
Online social lending is a new approach to consumer finance. Social lending uses an internet-based network to connect borrowers and investors. The provider of the lending platform, in our case LendingClub, generally provides transactional services for the online network, including screening borrowers for borrowing eligibility and facilitating payments. A social lending platform allows borrowers and investors to connect with each other using a combination of financial and social criteria. Online social lending also entails significantly lower operating costs compared to traditional banking and commercial finance institutions because there are no physical branches and related infrastructure, no deposit-taking and interest payment activities and extremely focused loan underwriting activities. We believe that the interest rates offered to our borrower members through the LendingClub platform are better than the rates those borrower members would pay on outstanding credit card balances or an unsecured loan from a bank, if they were able to obtain such a loan.
As an early participant in the development of online social lending, LendingClub views consumer finance delivered through an online social platform as an important new market opportunity. Key drivers of social lending include the following:
•	the possibility of lower interest rates for borrowers;

•	the possibility of attractive interest rates for investors;

•	the possibility for all members to help each other by participating in the platform to their mutual benefit;

•	tightening consumer credit markets, particularly among traditional banking institutions; and

•	growing acceptance of the internet as an efficient and convenient forum for consumer transactions.
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
New members have the opportunity to register as borrowers, investors, or both. All LendingClub borrower members:
•	must be U.S. citizens or permanent residents;

•	must be at least 18 years old;

•	must have valid email accounts;

•	must have U.S. social security numbers; and

•	must have an account at a U.S. financial institution with a routing transit number.
During registration, we verify the identity of members by comparing supplied names, social security numbers, addresses and telephone numbers against the names, social security numbers, addresses and telephone numbers in the records of a consumer reporting agency, as well as other anti-fraud and identity verification databases. We also currently require each new member to supply information about the member’s bank account including routing numbers, after which we transfer between 1 and 99 cents from the bank account into the member’s newly created LendingClub sub-account to verify that the bank account belongs to the member. Members must then sign in to LendingClub and verify their bank accounts based on the amounts transferred.
During investor registration, potential investors must agree to a credit profile authorization statement for identification purposes and a tax withholding statement, and must enter into an investor agreement with LendingClub, which will govern all purchases of Notes the investor makes through our platform. See “About the Loan Platform — Investor Agreement” for a detailed description of the investor agreement. Investors must also meet minimum financial suitability requirements. See “About the Loan Platform — Financial Suitability Requirements.”
Likewise, during borrower registration, potential borrower members must agree to a credit profile authorization statement and bank account authorization.

Borrower members must also enter into a borrower membership agreement with LendingClub prior to listing their loan. The borrower membership agreement addresses the registration and loan request processes. In this agreement, the borrower member authorizes us to obtain a consumer report, to use the consumer report for specific purposes, to share certain information about the borrower member with investors and to issue a loan to the borrower if they have received funding of 60% or more of the listed loan amount. The borrower member also grants us a limited power of attorney to complete on the borrower member’s behalf, one or more promissory notes in the amounts and on the terms made to the borrower member by WebBank. WebBank is an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah that serves as the lender for all member loans originated through our platform. These agreements set forth the terms and conditions of the member loans and allow a borrower member to withdraw from a loan request at any time before the member loan is funded. See “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — New Member Registration.”
Borrower members also enter into a loan agreement with WebBank. In the loan agreement, the borrower member authorizes WebBank to obtain and use a consumer report on the borrower member. The loan agreement addresses the application process and the role of investors’ commitments to purchase Notes corresponding to the borrower loan. The agreement explains that LendingClub may, but is not obligated to, agree to fund all or a portion of a loan to the borrower member and that the borrower accepts any loan if the loan has received funding of 60% or more of the listed loan amount. If a loan is extended to the borrower member, the borrower member agrees to be bound by the terms of a promissory note, the form of which is attached as an exhibit to the loan agreement. The borrower member authorizes WebBank to debit the borrower member’s designated account by Automated Clearing House, or ACH, transfer for each payment due under the promissory note. The loan agreement also describes the parties’ rights in regard to arbitration. The borrower member agrees that WebBank may assign its right, title and interest in the loan agreement and the borrower member’s promissory notes to others, including LendingClub.
Borrower Loan Requests
Borrower members submit loan requests online through the LendingClub website. Loan requests must be between $1,000 and $25,000. Each loan request is an application to WebBank, which lends to qualified LendingClub borrower members and allows our platform to be available to borrower members on a uniform basis throughout the United States, except that we do not currently offer member loans in Idaho, Indiana, Iowa, Kansas, Maine, Mississippi, Nebraska, North Carolina, North Dakota and Tennessee. Currently, we allow borrower members to have up to two LendingClub member loans outstanding at any one time, if the borrower member continues to meet our credit criteria. In addition, to apply for a second LendingClub member loan, the borrower member must have already made timely payments on the first member loan for at least six months. If a borrower member applies for a second LendingClub member loan, we do not make any notation in the loan listing to indicate the borrower member’s first member loan, except that the borrower member’s total indebtedness, as reported in the credit report, will reflect the level of debt incurred from the previous loan.
Borrower members supply a variety of unverified information that is included in the borrower member loan listings on our website and in the posting reports and sales reports we file with the SEC. This information includes a borrower member’s stated social affiliations (such as educational affiliations), home ownership status, job title, employer and tenure. Requested information also includes a borrower member’s income, which typically is unverified. If we verify the borrower member’s income, we will display an icon in the loan listing indicating that we have done so. Investors have no ability to verify borrower member information and we do not verify a borrower’s income solely at the request of an investor. See “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — Loan Postings and Borrower Member Information Available on the LendingClub Website.”
Minimum Credit Criteria and Underwriting
After we receive a loan request, we evaluate whether the prospective borrower member meets Webbank’s loan criteria. The Webbank credit policy provides the underwriting criteria for all loans listed on our platform, and the credit policy may not be changed without the consent of WebBank. Under the current credit policy, prospective borrower members must have:
•	a minimum FICO score of 660 (as reported by a consumer reporting agency);
•
a debt-to-income ratio below 25%, as calculated by LendingClub based on (i) the debt (excluding mortgage) reported by a consumer reporting agency; and (ii) the income reported by the borrower member, which is not verified unless we display an icon in the loan listing indicating otherwise; and

•
a credit profile (as reported by a consumer reporting agency) without any current delinquencies, recent bankruptcy, tax liens or non-medical related collections opened within the last 12 months, and reflecting:

•	at least three accounts ever opened;

•	at least two accounts currently open;

•	no more than 8 credit inquiries in the past six months;

•	a revolving credit balance of less than $150,000;

•	utilization of credit limit not exceeding 100%; and

•	a minimum credit history of 36 months.
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
The FICO scoring model takes into account only five categories of data: historical timeliness of bill payments; total outstanding debt and the total amount of credit the consumer has available; length of credit history; mix of credit; and new credit applications within the last year. Information such as: age; race; sex; job or length of employment; income; whether the consumer has been turned down for credit or information not contained in the consumer’s credit report are not taken into account in calculating a score.
From the relaunch of our platform on October 13, 2008 until March 31, 2010, only 9.97% of individuals seeking member loans on our site (8,038 out of a total of 80,630) have met the initial, unsecured credit criteria required to post their loan requests on our website and subsequently received a loan. For information about how we have changed our credit policy over time, see “Item 1. Business — About LendingClub — Business — Prior Operation of the LendingClub Platform — Our Prior Operating Structure.”
During the loan application process, we also automatically screen borrower members using the U.S. Department of the Treasury Office of Foreign Asset Control’s (“OFAC”) lists, as well as our fraud detection systems. See “Item 1. Business — About LendingClub — Business — Technology — Fraud Detection.”
After submission of the application, we inform potential borrowers whether they qualify to post a loan request on our platform. For qualified borrowers we assign one of 35 loan grades (A1-G5) which then establishes the borrower’s ultimate interest rate. In our process, we first assign an initial credit grade (A1-C5) based on the borrower’s FICO score. This initial grade can then be adjusted to reflect the application of the following modifiers, which then results in the final credit grade for the borrower:
•	number of accounts currently open;
•	number of recent credit inquiries;
•	credit utilization;
•	length of credit history;
•	ratio of the loan request to certain established guidance limits; and
•	term of loan.
Applying these grading criteria, the following factors lead to a loan request being more likely to be designated grade A1, which is the highest unsecured loan grade: higher credit score; lower requested loan amount; fewer credit inquiries; fewer open accounts, given a minimum of six open accounts; utilization of credit limit between 5% and 85%; and greater length of credit history and a three year term.

Borrower Financial Information is Generally Unverified
As discussed above, borrower member information presented in loan listings is generally unverified even if verification is requested by investors. In contrast to the information provided by a consumer reporting agency and the requested loan amount, as described above regarding our loan grading criteria, investors should not rely on unverified information provided by borrower members.
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
Approximately 50% of the time, however, we verify a borrower’s employment or income by requiring the borrower to submit paystubs, IRS Forms W-2 or other tax records between the initial posting of a loan request and the issuance of a member loan. As of March 31, 2010, we perform targeted income verification primarily in the following situations:
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

•	if we detect conflicting or unusual information in the loan request;

•	if the loan amount is high;

•	if the borrower member is highly leveraged;

•	if we suspect the borrower member may have obligations not included in the borrower member’s pre-loan or post-loan debt level, such as wage garnishment collection accounts; or

•	if we suspect a fraudulent loan request.
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
We conduct income or employment verification entirely in our discretion as an additional credit and loan screening mechanism. We believe that our ability to verify a borrower member’s income may be useful in certain circumstances in screening our platform against exaggerated income and employment representations from borrower members. Investors, however, should not rely on a borrower member’s stated employment or income, except when such income or employment has been verified as indicated on the loan details page, or on LendingClub’s ability to perform income and employment verifications. We cannot assure investors that we will continue performing income and employment verifications. See “Item 1A. Risk Factors — Information supplied by borrower members may be inaccurate or intentionally false.”
Our participation in funding loans on the platform from time to time has had, and will continue to have, no effect on our income or employment verification process, the selection of loan requests verified or the frequency of income and employment verification.
Interest Rates
After a loan request’s loan grade has been determined under the current credit policy, an interest rate is assigned to the loan request.
The interest rates are assigned to borrower loan grades in three steps. First, the LendingClub base rates are determined. Second, an assumed default rate is determined that attempts to project loan default rates. Third, the assumed default rate is used to calculate an upward adjustment to the base rates, which we call the “Adjustment for Risk and Volatility.”

The base rates are set by the interest rate working group. This group generally meets at least once a quarter and includes our Chief Executive Officer; Chief Operations Officer; Vice President, Credit Risk; and General Counsel. The working group’s objective in setting the LendingClub base rates is to allocate the interest rate spread that exists between the cost of credit for borrower members and the return on bank deposits we understand are available to investors. We have selected this spread as an appropriate starting place for our base rates for the following reasons:
•
For borrower members, we believe the interest rate for unsecured consumer credit published by the Federal Reserve reflects the average interest rate at which our borrower members could generally obtain other financing. We believe that the difference between that interest rate and the base rate is a relevant measure of the savings that may be achieved by our borrower members.

•
For investors, we believe the interest rate on certificates of deposit reflects a widely available risk-free alternative investment for our members. We believe the difference between that interest rate and the base rate is a relevant measure of the value that may be delivered to our members.

By setting the initial allocation of the base rate near the middle of the spread between these two interest rates, we believe roughly equal value may be provided to both our borrower members and our investors. To make this initial base rate calculation, the working group calculates the average between the interest rate for unsecured consumer credit published by the Federal Reserve, “commercial banks; all accounts,” in Federal Reserve Statistical Release G19, and the interest rate for 6-month certificates of deposit, “secondary market; monthly,” published by the Federal Reserve in Federal Reserve Statistical Release H15.
Next, the working group modifies this initial allocation, based on the following factors:
•	general economic environment, taking into account economic slowdowns or expansions;
•	the balance of supply and demand on the LendingClub platform, taking into account whether borrowing requests exceed investor commitments or vice versa; and
•	competitive factors, taking into account the rates set by other social lending platforms and the rates set by major financial institutions.
The working group adjusts the LendingClub base rates from time to time based on this methodology. In applying the adjustment to the base rate, the working group has established different base rates for grades A1-A5, B1-B5, C1-C5, D1-D5, and E1-G5.
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
Lastly, the working group adjusts the base rates upward to reflect an adjustment based upon to the assumed default rate, volatility factors, investor value and other factors, which we collectively refer to as the “Adjustment for Risk and Volatility.” The final interest rate is then calculated by adding the LendingClub base rate and the adjustment for risk &volatility.
Standard Terms of the Member Loans
LendingClub member loans are unsecured obligations of individual borrowers with a fixed interest rate and a maturity of three years, or, after May 7, 2010, five years. Member loans have an amortizing, monthly repayment schedule and may be repaid in whole or in part at any time without prepayment penalty. In the case of a partial prepayment, we automatically reduce the outstanding principal and the term of the loan is effectively reduced as the monthly payment is unchanged.
Loan Postings and Borrower Member Information Available on the LendingClub Website
Once a loan request is complete and we have assigned a loan grade and interest rate to the requested loan, the request is subsequently posted on our website and then becomes available for viewing by investors. Investors are also then able to commit to buy Notes that will be dependent for their payments on that member loan. Loan requests appear under LendingClub screen names, not actual names. Investors are able to view:
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

•	term, three or five year;
•	the borrower member’s self-reported income and whether that income has been verified by LendingClub;

•	the borrower member’s self-reported, unverified social affiliations;
•	total funding that has been committed to date to Notes that will be dependent on the loan;
•	the number of investors committed to funding Notes that will be dependent on the member loan; and

•	the borrower member’s self-reported intended use of funds.
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
Investors are also able to view the following information provided by borrower members, which we typically do not verify:
•	home ownership status;

•	job title;

•	employer;

•	length of employment with current employer;

•	gross income; and

•
debt-to-income ratio, as calculated by LendingClub based on (i) the debt (excluding mortgage) reported by a consumer reporting agency; and (ii) the income reported by the borrower member, which is not verified unless we display an icon in the loan listing indicating otherwise.

We also post the following credit history information from the consumer reporting agency report, and label the information as being provided by a credit bureau:
•	a numerical range of between 2 and 80 points within which the borrower member’s FICO score falls;

•	the borrower member’s earliest credit line;

•	the borrower member’s number of open credit lines;

•	the borrower member’s total number of credit lines;

•	the borrower member’s revolving credit balance;

•	the borrower member’s revolving line utilization;

•	the number of credit inquiries received by the consumer reporting agency with regard to the borrower member within the last six months;

•	the number of reported delinquencies in the past two years; and

•	the length of time (in months) since the borrower member’s last reported delinquency.

Although borrower members and investors are anonymous to each other, investors may post questions on the loan listing and borrower members have the opportunity, but are not required, to post public responses. We do not verify these responses.
Loan requests remain open for 14 days, during which time funding commitments to purchase Notes that will be dependent on the loans may be made by investors unless funding commitments for Notes aggregating the loan request amount are received earlier, in which case the member loan is funded as soon as practicable. If after the end of the 14 day listing period, a borrower member’s loan request does not attract Note purchase commitments sufficient to fund at least 60% of the listed loan amount, the borrower member ceases to be under an obligation to accept the loan, although borrowers may still choose to accept partial funding (less than 60%) of their loan requests or may request that their loan request be re-listed on the LendingClub platform.
How to Purchase Notes
After a loan request has been posted on the LendingClub website, individual investors who have registered with LendingClub and who reside in states in which the Notes are available for sale may commit to purchase Notes dependent on the member loan requested by the borrower member.
Investors navigate our website as follows. Investors may browse all active loan listings. They may also use search criteria to narrow the list of loan listings they are viewing. The available search criteria include loan grade, borrower member credit score range, number of recent delinquencies and loan funding status, as well as a free-search field. The free-search field returns results based on the word entered as the search. As investors browse the loan listings, they can click on any of the listings to view additional detail. The loan detail page includes general information about the borrower member and the loan request that is viewable by non-members, and more detail (including credit data) viewable only by signed-in investors. Once signed-in, investors may select any of the displayed loan listings and add them to their “order,” which is akin to a shopping basket. Investors may add as many member loans as they want to their order, provided that the aggregate amount of their order does not exceed the funds available in their LendingClub customer accounts. Once an investor has finished building an order, the investor may click the “check out” button, review the “order” one more time and then click the confirmation button to commit funds to the order. Funds committed represent binding commitments to purchase Notes issued by us that are dependent on the chosen member loans for payment. From that point on, the funds committed by the investor are no longer available in the investor’s LendingClub account and may no longer be withdrawn or committed to other loans (unless and until loans included in the order are not funded, in which case the corresponding funds become available to the investor again).
A single borrower member’s loan request is typically funded by Notes purchased by many different investors. Notes are available in a minimum denomination of $25, and in $25 increments thereafter. In the event that a borrower member’s loan request does not attract Note purchase commitments sufficient to funding for the member loan of at least 60% of the listed loan amount, the borrower member ceases to be under an obligation to accept the loan, although borrowers may still choose to accept partial funding (less than 60%) of their loan requests or may request that their loan request be re-listed on the LendingClub platform.
LendingMatch
In making loan purchase commitments, as of March 31, 2010, roughly 40% of investors state that they use LendingClub’s “LendingMatch” tool, a proprietary tool that creates a suggested portfolio of Notes based upon investor provided information such as a target weighted average interest rate or other investment criteria selected by the investor. Investors may experiment with LendingMatch search results on our website without committing to purchase Notes.
The following steps are involved in an investor’s use of LendingMatch:
•	The investor indicates the aggregate principal amount of Notes that the investor wishes to purchase, which we refer to as a “portfolio.”

•
The investor may then input preferences corresponding to LendingClub risk levels, such as by clicking LendingMatch search buttons or moving a cursor along a LendingMatch slider. These risk levels are calculated by applying a proprietary formula. The calculation that LendingMatch performs assumes an initial search result from the loan requests currently available on the platform.

•
By using the search inputs, the investor can submit queries for LendingMatch to present potential Notes that match the investor’s search criteria (maximum debt-to-income ratio, home ownership, previously funded loans, security interest, among others). LendingMatch then displays a sample portfolio for the investor.

•
The sample portfolio presented by LendingMatch contains a list of Notes, displaying information about requested principal amounts, interest rates and the maturity dates of each member loan on which a Note is dependent. Self-reported social connections, if any, are also displayed. By changing the input criteria, an investor can repeat the request for a sample portfolio and view a new portfolio.

•	Once presented with a sample portfolio, an investor can choose to make modifications to the sample portfolio by removing Notes, adding new Notes or changing the amount of each Note purchased.
•
The investor then submits the desired portfolio, gets a confirmation page and selects “confirm” in order to buy the portfolio or “go back” to make further modifications or cancel the portfolio altogether.

•
If a loan request forming part of the portfolio is cancelled, either by LendingClub or by the borrower member, and the member loan will not be available, investors will be offered the opportunity to substitute a new loan request for the cancelled request. In this event, LendingMatch will present investors with the option to replace the cancelled loan request with another loan request of the same risk grade or a less risky risk grade or that meets the other investment criteria selected by the investor. Thus, a B5 loan would be replaced with the option to designate funding for another B5 loan and, if no B5 loan were available, a B4 loan, and if no B4 loan were available, a B3 loan, and so forth.

Investors may also browse loan requests or sort them using various search criteria including interest rate, FICO score range, debt-to-income ratio (calculated as described above), delinquencies in the last two years and percentage of the loan request already funded by Note commitments.
Loan Funding and Treatment of Investor Member Balances, the ITF Account
An investor’s commitment to purchase a Note dependent on a member loan is a binding commitment, subject only to receipt of aggregate Note purchase commitments equal to at least 60% of the loan request amount or, if the total loan request amount is funded less than 60% of the loan request amount, a borrower member’s decision to accept partial funding. In order to make Note purchase commitments, investors must have sufficient funds in their LendingClub accounts. This is accomplished by having each investor authorize an electronic transfer using the ACH network from the investor’s designated and verified bank account to the account currently maintained by LendingClub at Wells Fargo, where Wells Fargo is acting in a separate capacity in connection with the accounts it maintains on behalf of LendingClub than as it does as trustee under an indenture governing the Notes, in trust for investors (“ITF account”). The ITF account is a pooled account titled in our name “in trust for” LendingClub investors. The ITF account is a non-interest bearing demand deposit account.
Funds in the ITF account will always be maintained at an FDIC member financial institution. Individual LendingClub members have no direct relationship with Wells Fargo. We are the trustee for the ITF account. In addition to outlining the rights of investors, the trust agreement provides that we disclaim any economic interest in the assets in the ITF account and also provides that each investor disclaims any right, title or interest in the assets of any other investor in the ITF account. No LendingClub monies are ever commingled with the assets of investors in the ITF account.
Under the ITF account, we maintain sub-accounts for each of the investors on our platform to track and report funds committed by investors to purchase Notes dependent on member loans, as well as payments received from borrower members. These record-keeping sub-accounts are purely administrative and reflect balances and transactions concerning the funds in the ITF account.
The ITF account is FDIC-insured on a “pass through” basis to the individual investors, subject to applicable limits. This means that each individual investor’s balance is protected by FDIC insurance, up to the limits established by the FDIC. Other funds the investor has on deposit with Wells Fargo, for example, may count against any applicable FDIC insurance limits.

Funds of an investor may stay in the ITF account indefinitely. Such funds may include:
•	funds in the investor’s sub-account never committed to purchase Notes;
•	funds committed to the purchase of Notes for which the underlying member loan did not close; or
•	payments received from LendingClub related to Notes previously purchased.
Upon request by the investor, we will transfer investor funds in the ITF account to the investor’s designated and verified bank account by ACH transfer, provided such funds are not already committed to the future purchase of Notes.
Purchases of Notes and Loan Closings
Once an investor has decided to purchase one or more Notes that are dependent on member loans and prefunded the investor’s LendingClub account with sufficient cash, we proceed with the purchase and sale of the Notes to the investor and facilitate the closing of the corresponding member loans. At a Note closing, when we issue a Note to an investor and register the Note on our books and records, we transfer the principal amount of such Note from such investor’s sub-account under the ITF account to a funding account maintained by WebBank. This transfer represents the payment by the investor of the purchase price for the Note. These proceeds are designated for the funding of the particular member loan selected by the investor. WebBank is the lender for all member loans to borrower members, which allows our platform to be available on a uniform basis to borrower members throughout the United States, except that we do not currently offer member loans in Idaho, Indiana, Iowa, Kansas, Maine, Mississippi, Nebraska, North Carolina, North Dakota and Tennessee. We are obligated to maintain funds in the funding account maintained by WebBank equal to four times the prior month’s average daily loan closings. WebBank disburses the loan proceeds to the borrower member who is receiving the member loan. An individual member loan generally closes the first business day after i) we receive Note funding commitments in an aggregate amount equal to the amount of the loan request, or ii) the end of the 14 day listing period if we receive aggregate Note funding commitments equal to 60% or more of the amount of the loan request, or iii) when the borrower member agrees to take a lesser amount equal to the amount of Note commitments received up to that time.
At the closing of the borrower member’s loan, we execute an electronic promissory note on the borrower member’s behalf for the final loan amount under a power of attorney on behalf of the borrower member. WebBank then electronically indorses the promissory note to LendingClub and assigns the borrower member’s loan agreement to LendingClub without recourse to WebBank.
The promissory note and the loan agreement contain customary agreements and covenants requiring the borrower members to repay their member loans and acknowledging LendingClub’s role as servicer for member loans. Borrowers authorize WebBank to disburse the loan proceeds by ACH transfer.
Investors know only the screen names, and do not know the actual names, of borrower members. The actual names and mailing addresses of the borrower members are known only to us and WebBank. We maintain custody of the electronically-executed promissory notes in electronic form on our platform.
Borrowers pay us an origination fee upon successful closing of the member loan. WebBank deducts the origination fee from the loan amount prior to disbursing the net amount to the borrower member and remits the fee to us. This fee is determined by the loan grade of the loan and ranges from 2.25% to 4.50% of the aggregate principal amount. Furthermore, regardless of loan grade or term, an additional origination fee of 1.5% will be paid to us by borrowers upon successful closings of member loans made for small business financing or to borrowers who are self-employed. This fee will not be duplicated if a borrower is both self employed and financing a small business.
Identity Fraud Reimbursement
We reimburse investors for the unpaid principal balance of a Note that is dependent on a member loan obtained through identity fraud. We generally recognize the occurrence of identity fraud upon receipt of a police report regarding the identity fraud. This reimbursement for identity fraud only provides an assurance that our borrower identity verification is accurate; in no way is it a guarantee of a borrower’s self-reported information (beyond the borrower’s identity) or a borrower member’s creditworthiness. We expect the incidence of identity fraud on our platform to be low because of our identity verification process. As of March 31, 2010 we had experienced nineteen cases of confirmed identity fraud. In seventeen of these cases, we received a police report from the victim of the identity fraud, evidencing that identity fraud had occurred. In the remaining cases, the identity appeared to be completely faked. We reimbursed the investors who had funded these nineteen member loans for the outstanding principal amount of these member loans.

Post-Closing Loan Servicing and Collection
Following the purchase of Notes and the closing of the corresponding member loans, we begin servicing the member loans.
We assess investors a service charge in respect of their Notes. Our service charge is equal to an amount corresponding to 1.00% of the following amounts received by LendingClub from borrower members in respect of each corresponding member loan (in each case excluding any payments due to LendingClub on account of portions of the corresponding member loan, if any, funded by LendingClub itself):
•	principal;

•	interest; and

•	late or other fees.
Our procedures generally involve the automatic debiting of borrower bank accounts by ACH transfer. If a borrower member chooses to pay by check, we impose a $15.00 check processing fee per payment, subject to applicable law. We retain 100% of any check processing and other processing fees we receive to cover our costs.
Member loan payments are transferred to a clearing account in our name where they remain for four days or until the amounts clear, whichever is shorter. Thereafter, we make payments on the Notes by transferring the appropriate funds to the ITF account and allocating amounts received on specific member loans to the appropriate investor’s sub-account. We transfer amounts due to us for servicing and borrower loans we hold from the clearing account to another operating account of ours. An investor may transfer uncommitted funds out of the investor’s LendingClub sub-account in the ITF account by ACH to the investor’s designated bank account at any time, subject to normal execution times for such transfers (generally 2-3 days).
We disclose on our website to the relevant investors and report to consumer reporting agencies regarding borrower members’ payment performance on LendingClub member loans. We have also made arrangements for collection procedures in the event of borrower member default. When a member loan is past due and payment has not been received, we contact the borrower member to request payment. After a 15-day grace period, we may, in our discretion, assess a late payment fee. The amount of the late payment fee is the greater of 5.00% of the unpaid payment amount, or $15.00, or such lesser amount as may be provided by applicable law. This fee may be charged only once per late payment. Amounts equal to any late payment fees we receive are paid to holders of the Notes dependent on the relevant member loans, net of our service charge. We often choose not to assess a late payment fee when a borrower promises to return a delinquent loan to current status and fulfills that promise. See “About the Loan Platform — Historical Information about Our Borrower Members and Outstanding Loans.” We may also work with the borrower member to structure a new payment plan in respect of the member loan without the consent of any holder of the Notes corresponding to that member loan. Under the indenture for the Notes, we are required to use commercially reasonable efforts to service and collect member loans, in good faith, accurately and in accordance with industry standards customary for servicing loans such as the member loans.
Each time a payment request is denied due to insufficient funds in the borrower’s account or for any other reason, we may assess an unsuccessful payment fee to the borrower in an amount of $15.00 per unsuccessful payment, or such lesser amount as may be provided by applicable law. We retain 100% of this unsuccessful payment fee to cover our costs incurred because of the denial of the payment.
If a member loan becomes 31 days overdue, we identify the loan on our website as “Late (31-120),” and we either refer the member loan to an outside collection agent, currently AR Assist, LLC, or to our in-house collections department. Currently, we generally use our in-house collections department as a first step when a borrower member misses a member loan payment. In the event that our initial in-house attempts to contact a borrower member are unsuccessful, we generally refer the delinquent account to the outside collection agent. Amounts equal to any recoveries we receive from the collection process are payable to investors on a pro rata basis, subject to our deduction of our 1.00% service charge and an additional collection fee. The investor is only charged the additional collection fee if the collection agency or LendingClub are able to collect a payment.

These fees, which are a percentage of the amount recovered, are listed below:
•	30% if the member loan is less than 60 days past due and no more than 90 days from the date of origination;

•	35% in all other cases, except litigation; and

•	30%, or hourly attorneys’ fees, in the event of litigation, plus costs.
Investors are able to monitor the status of collections as the status of a member loan switches from “Late (15-30 days)” to “Late (31-120 days)” to “current” for example, but cannot participate in or otherwise intervene in the collection process.
The following table summarizes the fees that we charge and how these fees affect investors:

Description of Fee	Fee Amount	When Fee is Charged	Effect on Investors
Service charge on Notes	1.00% of the principal, interest and late fees received by LendingClub from borrower members in respect of each corresponding member loan (in each case excluding any payments due to LendingClub on account of portions of the corresponding member loan, if any, funded by LendingClub itself)	At the time of any payments on the Notes, including Note payments resulting from prepayments or partial payments on corresponding member loans	The service charge will reduce the effective yield on the Notes below their stated interest rate

Member loan late fee	Assessed in our discretion; if assessed, the late fee is the greater of 5.00% of the unpaid installment amount, or $15.00, or such lesser amount as may be provided by applicable law, and may be charged only once per late payment	In our discretion, when a member loan is past due and payment has not been received after a 15-day grace period	Amounts equal to any late payment fees we receive are paid to holders of the Notes corresponding to the relevant member loan, net of our 1.00% service charge

Member loan unsuccessful payment fee	$15.00 per unsuccessful payment, or such lesser amount as may be provided by applicable law	May be assessed each time a payment request is denied, due to insufficient funds in the borrower’s account or for any other reason	We retain 100% of this unsuccessful payment fee to cover our costs incurred because of the denial of the payment

Member loan collection fee	Only charged after a member loan becomes 31 days overdue if the collection agency or LendingClub is able to collect an overdue payment; collection fee is a percentage of the amount recovered:	At the time of successful collection after a member loan becomes 31 days overdue	Collection fees charged by us or a third-party collection agency will reduce payments and the effective yield on the related Notes; collection fees will be retained by us or the third-party collection agency as additional servicing compensation

• 30% if the member loan is less than 60 days past due and no more than 90 days from the date of origination;

• 35% in all other cases, except litigation; and

• 30%, or hourly attorneys’ fees, in the event of litigation, plus costs

Check processing fee	$15.00 per check processed for any payments made by check	At the time a payment by check is processed	We retain 100% of this check processing fee to cover our costs

If a borrower member dies while a member loan is in repayment, we require the executor or administrator of the estate to send a death certificate to us. We then file a claim against the borrower member’s estate to attempt to recover the outstanding loan balance. Depending on the size of the estate, we may not be able to recover the outstanding amount of the loan. If the estate does not include sufficient assets to repay the outstanding member loan in full, we will treat the unsatisfied portion of a member loan as defaulted with zero value. In addition, if a borrower member dies near the end of the term of a member loan, it is unlikely that any further payments will be made on the Notes corresponding to such member loan, because the time required for the probate of the estate may extend beyond the initial maturity date and the final maturity date of the Notes.
Our normal collection process changes in the event of a borrower member bankruptcy filing. When we receive notice of the bankruptcy filing, as required by law, we cease all automatic monthly payments on the member loan. We also defer any other collection activity. The status of the member loan, which the relevant investors may view, switches to “bankruptcy.” We next determine what we believe to be an appropriate approach to the member’s bankruptcy. If the proceeding is a Chapter 7 bankruptcy filing, seeking liquidation, we attempt to determine if the proceeding is a “no asset” proceeding, based on instructions we receive from the bankruptcy court. If the proceeding is a “no asset” proceeding, we take no further action and assume that no recovery will be made on the member loan.
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
Participation in the Funding of Loans by LendingClub and Its Affiliates
From time to time, qualified loan requests on our platform are not fully committed to by investors. To address these situations, LendingClub has itself funded portions of certain member loan requests. As of March 31, 2010, we had funded approximately $19.7 million of loan requests. Although we have no obligation to do so, we may fund portions of loan requests in the future.
Our affiliates, including our executive officers, directors and 5% stockholders, also have funded portions of loans requests from time to time in the past, and may do so in the future. As of March 31, 2010, these affiliates had funded $597,950 of loan requests.
Trading Platform
Investors may not transfer their Notes except through the resale trading platform operated by FOLIOfn Investments, Inc. (“FOLIOfn”), a registered broker-dealer. This trading platform is an internet-based trading platform on which LendingClub investors who establish a brokerage relationship with the registered broker-dealer operating the trading platform may offer their Notes for sale. In this section, we refer to LendingClub investors who have established such brokerage relationships as “subscribers.” Only transactions involving resales of previously issued Notes will be effected through the trading platform; the trading platform will not handle any aspect of transactions involving the initial offer and sale of Notes by LendingClub. Subscribers may post orders to sell their Notes on the trading platform at prices established by the subscriber. Other subscribers will have the opportunity to view these prices, along with historical information from the original loan posting for the member loan corresponding to the Note, an updated credit score range of the borrower member and the payment history for the Note.
Currently, the only fees payable by subscribers in respect of the trading platform are the fees charged by the registered broker-dealer to subscribers who sell Notes. This fee is currently equal to 1.00% of the resale price of the Note sold.
All Notes traded through the trading platform will continue to be subject to LendingClub’s ongoing fees, including the ongoing 1.00% service charge.

LendingClub is not a registered national securities exchange, securities information processor, clearing agency, broker, dealer or investment adviser. All securities services relating to the trading platform are provided by FOLIOfn. Neither LendingClub nor FOLIOfn will make any recommendations with respect to transactions on the trading platform. There is no assurance that investors will be able to establish a brokerage relationship with the registered broker-dealer. Furthermore, LendingClub cannot assure subscribers that they will be able to sell Notes they offer for resale through the trading platform at the offered price or any other price nor can LendingClub offer any assurance that the trading platform will continue to be available to subscribers. The trading platform is not available to residents of all states.
Customer Support
We provide customer support to our borrower members and investors. For most LendingClub members, their experience is entirely web-based. We include detailed frequently asked questions (“FAQs”) on our website. We also post detailed fee information and the full text of our member legal agreements.
We make additional customer support available to members by email and phone. Our customer support team is located at our headquarters in Redwood City, California.
Historical Information about Our Borrower Members and Outstanding Loans
In regards to the following historical information, prior performance is no guarantee of future results or outcomes.
As of March 31, 2010, LendingClub had facilitated 10,449 member loans with an average original principal amount of $9,579 and an aggregate original principal amount of $100,089,000, out of which 868 member loans with an aggregate original principal amount of which $7,876,200, or 7.87% had prepaid and 8,510 loans representing $62,558,797of outstanding principal balance at March 31, 2010 had been through at least one billing cycle. Of the $62,558,797 of outstanding principal balance at March 31, 2010 that had been through at least one billing cycle, 88.87% were current, 0.49% were 16 to 30 days late, 3.27% were more than 30 days late, and 6.72% were defaulted (including loans that were charged off). A member loan is considered defaulted when at least one payment is more than 120 days late.
The 6.72% of defaulted loans as of March 31, 2010 were comprised of 535 member loans, equaling a total defaulted amount of $4,204,658. Of these defaulted loans, 397 loans representing $2,992,871 in defaulted amount were defaults due to delinquency, while the remaining 138 loans were loans in which the borrower member filed for a Chapter 7 bankruptcy seeking liquidation, representing $1,211,787 in defaulted principal amount.
During the three months ended March 31, 2010, of the 6,983 member loans which were not delinquent prior to the start of the quarter, 166 member loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 — 15 day grace period. Of those loans which became delinquent for more than 15 days during the quarter, we charged late fees totaling $6,600 on 224 loans and received late fees of $1,957 on 98 of those same 224 loans.

The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to March 31, 2010, grouped by the loan grade assigned by us:

				Average Total
	Number of	Average Interest	Average Annual	Funded
Loan Grade	Borrowers	Rate	Percentage Rate	Commitment
A1	73	7.12%	7.86%	$4,829
A2	229	7.44%	8.19%	4,287
A3	450	7.76%	8.57%	6,023
A4	542	8.65%	9.44%	6,975
A5	744	8.91%	9.78%	8,798
B1	464	10.48%	12.48%	8,839
B2	541	10.75%	12.72%	10,741
B3	589	11.19%	13.21%	11,345
B4	626	11.51%	13.52%	10,527
B5	641	11.83%	13.78%	10,079
C1	617	12.26%	14.59%	9,424
C2	531	12.62%	14.95%	9,630
C3	511	12.92%	15.21%	9,720
C4	483	13.21%	15.47%	9,898
C5	440	13.58%	15.88%	9,243
D1	387	13.92%	16.44%	10,225
D2	377	14.29%	16.84%	10,007
D3	345	14.54%	17.03%	10,680
D4	318	14.74%	17.14%	10,127
D5	245	15.07%	17.47%	10,112
E1	197	15.34%	17.69%	10,670
E2	204	15.43%	17.68%	10,021
E3	156	15.76%	17.94%	9,976
E4	130	15.78%	17.84%	10,760
E5	115	16.40%	18.62%	10,875
F1	77	16.43%	18.52%	11,568
F2	78	17.03%	19.26%	12,862
F3	51	17.06%	19.12%	12,476
F4	55	17.72%	20.05%	11,158
F5	41	17.92%	20.15%	11,910
G1	39	18.29%	20.51%	12,413
G2	27	18.37%	20.39%	8,393
G3	28	18.77%	20.94%	12,057
G4	44	18.70%	20.60%	13,885
G5	54	19.26%	21.29%	$10,656

The following table presents aggregated information for the period from May 24, 2007 to March 31, 2010, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

	Percentage of Borrowers	Average
	Stating They Own Their	Job Tenure	Average Annual	Average Debt-to-
Loan Grade	Own Homes	in Months	Gross Income	Income Ratio[1]
A1	60.78%	75	$61,754	7.51%
A2	56.15%	68	69,143	7.72%
A3	53.33%	72	66,802	8.71%
A4	49.94%	67	62,318	10.06%
A5	47.34%	64	69,063	10.86%
B1	43.02%	58	71,798	10.75%
B2	44.38%	64	77,040	11.19%
B3	44.61%	69	74,618	11.44%
B4	41.71%	58	76,701	12.04%
B5	39.08%	56	68,412	11.66%
C1	42.37%	58	66,806	12.39%
C2	41.52%	57	65,547	11.94%
C3	38.54%	52	66,792	12.56%
C4	41.74%	65	72,895	13.20%
C5	38.27%	59	73,166	12.59%
D1	40.97%	59	68,138	12.50%
D2	39.73%	68	73,810	12.75%
D3	43.75%	65	71,214	12.56%
D4	37.48%	54	69,035	12.99%
D5	42.42%	54	69,570	12.62%
E1	43.86%	52	74,284	12.75%
E2	35.95%	50	68,226	12.96%
E3	43.25%	54	68,819	13.16%
E4	46.48%	64	71,232	14.30%
E5	37.38%	55	70,872	13.47%
F1	44.81%	53	72,180	14.34%
F2	43.14%	70	79,881	15.11%
F3	46.40%	76	89,307	15.60%
F4	43.33%	59	70,791	13.71%
F5	44.71%	62	83,567	13.19%
G1	48.84%	42	82,383	16.01%
G2	54.41%	56	79,473	14.77%
G3	47.62%	59	75,040	16.70%
G4	53.41%	59	98,467	14.38%
G5	54.89%	63	$102,254	15.42%

[1]	Average debt to income ratio, excluding mortgage debt, calculated by us based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to March 31, 2010, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. See “About the Loan Platform — How the LendingClub Platform Operates — Minimum Credit Criteria and Underwriting” for a more detailed discussion of delinquencies. We do not independently verify this information. All figures other than loan grade are agency reported:

						Average
		Average	Average	Average	Average	Number of	Average	Average
	Average	Open	Total	Revolving	Revolving	Inquiries in	Delinquencies	Months
	FICO	Credit	Credit	Credit	Line	the Last	in the Last	Since Last
Grade	Score	Lines	Lines	Balances	Utilizations	Six Months	Two Years	Delinquency
A1	775	9	23	$12,874	17.74%	1	0	12
A2	773	10	24	11,576	15.49%	1	0	21
A3	767	9	23	10,696	19.06%	1	0	25
A4	757	9	22	12,371	24.19%	1	0	32
A5	749	9	23	14,308	29.68%	1	0	31
B1	738	9	21	13,618	34.65%	1	0	28
B2	735	9	21	16,205	36.32%	1	0	33
B3	730	9	21	18,476	39.88%	1	0	31
B4	720	9	21	17,144	43.42%	1	0	32
B5	712	9	20	16,829	47.29%	1	0	30
C1	703	9	21	17,179	52.71%	1	0	33
C2	702	9	20	14,540	52.59%	2	0	33
C3	696	9	21	17,365	54.33%	2	0	33
C4	693	10	21	18,347	57.35%	2	0	31
C5	688	9	19	15,090	57.99%	2	0	30
D1	687	9	21	19,099	57.43%	2	0	30
D2	685	9	21	20,795	59.03%	2	0	31
D3	682	10	21	18,311	60.29%	2	0	32
D4	679	9	19	16,745	62.52%	2	0	29
D5	679	10	21	20,192	60.00%	2	0	29
E1	676	10	20	17,158	63.72%	2	0	28
E2	672	10	20	18,236	64.19%	2	0	29
E3	668	9	19	18,432	67.86%	2	1	26
E4	668	10	20	19,328	65.59%	4	0	27
E5	669	10	21	18,376	65.42%	3	0	21
F1	672	10	24	22,983	64.59%	3	0	24
F2	672	10	22	23,951	63.77%	3	0	20
F3	669	11	23	25,205	64.66%	3	0	28
F4	668	10	23	21,851	68.57%	3	0	22
F5	666	11	24	21,526	68.47%	3	0	22
G1	672	10	22	16,329	63.57%	3	0	27
G2	663	12	23	23,280	65.41%	3	0	22
G3	664	12	25	17,712	62.27%	4	0	22
G4	656	13	28	37,388	66.63%	3	0	24
G5	658	13	30	$55,731	66.79%	4	1	21
The following table presents additional aggregated information for the period from May 24, 2007 to March 31, 2010, about delinquencies, default and borrower prepayments, grouped by the loan grade assigned by us. The interest rate, default and delinquency information presented in the table includes data only for member loans that had been through at least one billing cycle as of March 31, 2010. With respect to late member loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late member loan amounts as a percentage of member loans that have been through at least one billing cycle. Member loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of member loans that have been outstanding, on average, for approximately twelve months.

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

	16 – 30	16 – 30					Total
	Days	Days					Number	Number
	Late	Late	31+ Days	31+ Days		Default	of	of Loans		Prepaid
Grade	($)	(%)	Late ($)	Late (%)	Default ($)	(%)	Loans	Prepaid	Prepaid ($)	(%)
A1	$0	0.00%	$6,371	2.59%	$—	0.00%	64	7	$14,200	4.34%
A2	0	0.00%	10,107	1.88%	816	0.15%	205	31	107,800	12.28%
A3	0	0.00%	15,723	0.99%	10,096	0.63%	399	46	249,725	10.49%
A4	5,047	0.22%	5,846	0.25%	12,845	0.55%	493	58	418,900	12.35%
A5	13,227	0.31%	57,971	1.37%	51,819	1.23%	651	59	452,225	7.95%
B1	7,041	0.28%	100,356	3.99%	63,401	2.52%	399	41	317,300	9.06%
B2	30,308	0.85%	64,460	1.80%	120,479	3.36%	472	41	486,750	9.61%
B3	20,129	0.49%	124,473	3.06%	98,412	2.42%	513	53	706,000	12.15%
B4	11,319	0.26%	97,444	2.28%	173,854	4.06%	545	41	445,700	7.68%
B5	20,453	0.49%	72,730	1.74%	252,746	6.05%	569	48	457,650	8.08%
C1	18,311	0.50%	95,529	2.59%	173,962	4.72%	554	43	417,875	8.08%
C2	28,861	0.90%	106,967	3.33%	167,672	5.22%	473	41	387,900	8.47%
C3	11,624	0.38%	151,955	4.93%	217,064	7.05%	457	42	363,100	8.24%
C4	31,487	1.02%	51,198	1.66%	222,713	7.23%	449	33	304,900	7.03%
C5	6,003	0.23%	98,188	3.79%	225,388	8.71%	399	31	306,125	8.29%
D1	0	0.00%	118,003	4.85%	222,338	9.13%	344	32	281,300	8.17%
D2	7,702	0.32%	89,652	3.72%	135,393	5.62%	336	30	338,400	9.92%
D3	4,412	0.18%	88,685	3.64%	188,040	7.72%	317	22	212,800	6.35%
D4	4,084	0.20%	69,826	3.42%	251,788	12.34%	289	20	171,550	5.98%
D5	1,483	0.09%	81,525	4.89%	110,440	6.62%	225	15	107,150	4.71%
E1	8,190	0.62%	89,886	6.82%	89,859	6.82%	186	19	184,175	9.42%
E2	6,598	0.53%	39,843	3.20%	198,536	15.93%	191	16	146,600	7.85%
E3	15,327	1.65%	46,874	5.06%	72,411	7.81%	150	13	159,250	10.77%
E4	2,554	0.34%	55,937	7.46%	198,452	26.47%	121	14	129,800	10.46%
E5	34,535	5.16%	15,978	2.39%	59,713	8.92%	106	18	201,700	17.68%
F1	0	0.00%	62,809	13.00%	119,024	24.63%	73	10	111,400	13.68%
F2	7,133	1.17%	15,566	2.55%	145,585	23.81%	74	9	72,325	7.88%
F3	0	0.00%	16,677	4.69%	114,484	32.17%	48	9	82,525	13.99%
F4	0	0.00%	35,615	8.78%	117,785	29.03%	53	4	20,775	3.60%
F5	1,376	0.44%	24,425	7.87%	62,432	20.12%	39	2	28,000	6.00%
G1	0	0.00%	27,169	11.12%	25,574	10.46%	36	5	64,400	15.21%
G2	0	0.00%	28,845	18.32%	51,199	32.52%	27	3	10,600	4.68%
G3	0	0.00%	12,956	7.09%	45,923	25.12%	26	4	46,300	15.25%
G4	4,688	1.33%	13,952	3.95%	112,324	31.81%	43	4	47,925	8.18%
G5	$6,301	1.77%	$53,074	14.94%	$92,092	25.92%	52	4	$23,075	4.13%
For information about member loan modifications following delinquencies, see “— Description of the Notes — Servicing Covenant.”

The following table presents aggregated information for the period from May 24, 2007 to March 31, 2010 on the results of our collection efforts for all corresponding member loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded the 19 loans that we repurchased due to identity fraud.

				Gross		Aggregate
				Amount		Principal	Gross
				Collected	Number of	Balance of	Amount
	Number		Aggregate	on	Loans	Loans	Recovered
	of Loans		Amount	Accounts	Charged-	Charged-Off	on Loans
	in	Origination	Sent to	Sent to	Off Due to	Due to	Charged-
	Collection	Amount	Collections	Collections	Delinquency	Delinquency	Off
Grade	(1)	(1)	(1)	(2)	(3)	(3)	(4)
A	47	$348,925	$49,673	$26,334	11	$51,515	$—
B	171	1,705,875	262,012	78,397	59	429,318	5,321
C	250	2,315,750	389,039	140,060	100	676,273	30
D	196	1,903,175	330,201	104,705	91	703,941	1,835
E	143	1,287,275	233,602	84,817	71	544,044	2,302
F	86	1,058,600	186,056	61,942	49	461,852	500
G	63	737,650	133,453	52,364	26	248,299	5,618

Total	956	$9,357,250	$1,584,035	$548,619	407	$3,115,242	$15,606

1)	Represents accounts 31 to 120 days past due.

2)
Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status. Of this amount, investors received $543,133 (99%). The remainder was fees to us of $5,486 (1%). The amounts retained by us are reflected as loan servicing fees in our consolidated financial statements.

3)
Represents accounts that have been delinquent for 120 days at which time the account is charged-off. Any money recovered after 120 days is no longer included as amounts collected on accounts sent to collection.

4)	Represents the gross amounts we received on charged-off accounts after the accounts were charged-off—e.g., a dollar received on an account 121 days past due.
ABOUT LENDINGCLUB
LendingClub is the operator of the online financial community that provides a number of benefits to our borrower and investor members. We believe the key features of the LendingClub experience are the following:
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
Business Strengths
We believe that the following business strengths differentiate us from competitors and are key to our success:
•
Focus on high quality borrowers. Our current initial credit criteria require borrower members to have: (i) a minimum FICO score of at least 660; (ii) a debt-to-income ratio below 25%, as calculated by LendingClub based on the debt reported by a consumer reporting agency, and the income reported by the borrower member, which is not verified unless we display an icon in the loan listing indicating otherwise; and (iii) a credit file without any current delinquencies, recent bankruptcy, tax liens or non-medical related collections opened within the last 12 months, and reflecting at least three accounts ever opened, at least two accounts currently open, no more than 8 credit inquiries in the past six months, utilization of credit limit not exceeding 100%, revolving credit of less than $150,000 and a minimum credit history of 36 months.

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
•
Superior technology. We believe our LendingMatch technology helps investors easily diversify their Note purchases to correlate with corresponding member loans that the investors select as the most suitable for them, based on their needs.

Corporate History
We were incorporated in Delaware in October 2006 under the name SocBank Corporation. We changed our name to LendingClub Corporation in November 2006. In May 2007, we began operations as an application on Facebook.com. In August 2007, we expanded our operations with the launch of our public web site, www.lendingclub.com. We have been operating since December 2007 pursuant to an agreement with WebBank, an FDIC-insured, Utah state-chartered industrial bank that serves as the lender for all loans listed on our platform.
Marketing
Our marketing efforts are designed to attract members to our website, to enroll them as members and to close transactions with them. We employ a combination of paid and unpaid sources to market the LendingClub platform. We also invest in public relations to build our brand and visibility. We measure website visitor-to-member conversion and test graphics and layout alternatives to improve website conversion. We also seek to customize our website to our members’ needs whenever possible. We carefully analyze visitor website usage to understand and overcome barriers to conversion. For the year ended March 31, 2010, we spent approximately $3.6 million on marketing.
Technology
Our system hardware is located in a hosting facility located in Santa Clara, California, owned and operated by SAVVIS under a month to month agreement. The facility provides around-the-clock security personnel, video surveillance and biometric access screening and is serviced by onsite electrical generators, fire detection and suppression systems. The facility has multiple Tier 1 interconnects to the internet. We also maintain a real time backup system located in Washington, D.C.
We own all of the hardware deployed in support of our platform. We continuously monitor the performance and availability of our platform. We have a scalable infrastructure that utilizes standard techniques such as load-balancing and redundancies.
We have executed a license agreement with BankServ, which allows us to use BankServ software on our platform to help process electronic cash movements, record book entries and calculate cash balances in our members’ LendingClub accounts. We process electronic deposits and payments by originating ACH transactions. BankServ’s software allows us to put these transactions in the correct ACH transaction data formats. We also use BankServ software to make book entries between individual members accounts as a Write-Once-Read-Many (WORM) system. Our agreement with BankServ had an initial term of three years starting from April 2007, subsequent to which we are operating on a month to month contract as we work to build this functionality ourselves. Under the agreement, BankServ is required to maintain a copy of its source code in escrow to protect LendingClub against loss of access to this software in the event that BankServ permanently ceases to conduct business. If our agreement with BankServ were to be terminated prior to our ability to build this functionality ourselves, we would seek to replace this software with a competing software product.
We have also executed a backup and successor servicing agreement with Portfolio Financial Servicing Company (“PFSC”). Pursuant to this agreement, PFSC will prepare and then stand ready to service the member loans. Following five business days’ prior written notice from us or from the indenture trustee for the Notes, PFSC will begin servicing the member loans. Pursuant to our agreement with PFSC, we have agreed to pay PFSC monthly start-up preparation fees and a one-time preparation fee, and then to pay PFSC a monthly standby fee. Upon PFSC becoming the servicer of the member loans, we will pay PFSC a one-time declaration fee, and PFSC will be entitled to retain up to 5% of the amounts it collects as servicer. Our agreement with PFSC has an initial term of three years starting from September 2008 and then generally will be automatically renewed for successive one-year terms, unless either party delivers a termination notice. If our agreement with PFSC were to be terminated, we would seek to replace PFSC with another backup servicer.

Scalability
Our platform is highly scalable. The platform is designed as a collection of many small symmetrical servers capable of replacing each other with no strict dependency between them. This design allows us to either scale up either by deploying one or a limited small number of our servers and configuring them to take advantage of the machine they run on, or deploying a large number of servers and configuring them to run on lightweight machines. Our online deployment employs a fast load balancer as a reverse proxy for all the machines containing the actual symmetrical servers, which allows us to intercept end-user requests and route them to the least busy server.
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
LendingClub utilizes state of the art network firewall technology for perimeter level threat protection. The philosophy of least privilege is used throughout the infrastructure. In short, each person has access to only what they must have access to do their job. The following are used as part of LendingClub’s security process: centralized logging with custom real-time alerts (servers and firewalls), host based intrusion detection, individual firewalls in addition to TCP wrappers, system / service level monitoring, active blocking of attacks, disabled root ssh logins, and centralized configuration management. In addition, no two accounts use the same name on any two servers.
Fraud detection
We consider fraud detection to be of utmost importance to the successful operation of our business. We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud. We employ techniques such as knowledge based authentication (KBA), out-of-band authentication and notification, behavioral analytics and digital fingerprinting to prevent identity fraud. We use services from third-party vendors for user identification, credit checks and OFAC compliance. In addition, we use specialized third-party software to augment our identity fraud detection systems. In addition to our identity fraud detection system, we also have a dedicated team which conducts additional investigations of cases flagged for high fraud risk by verifying the income and employment data reported by borrower members. See “Item 1. Business — About the Platform — How the LendingClub Platform Operates — Borrower Financial Information is Generally Unverified.” We also enable our investors to report suspicious activity to us, which we may then decide to evaluate further.
Engineering
We have made substantial investment in software and website development and we expect to continue or increase the level of this investment as part of our strategy to continually improve the LendingClub platform. In addition to developing new products and maintaining an active online deployment, the engineering department also performs technical competitive analysis as well as systematic product usability testing. As of March 31, 2010, we had an engineering team of 8 permanent employees and 8 contractors working on designing and implementing the ongoing releases of the LendingClub platform. Our product management team, which directs and organizes our software and website development efforts, includes a system architect, a product manager, a data analyst, a quality assurance manager and a data center director. Our engineering expense totaled approximately $1.7 million for the year ended March 31, 2010.

Competition
The market for social lending is competitive and rapidly evolving. We believe the following are the principal competitive factors in the social lending market:
•	pricing and fees;
•	website attractiveness;

•	member experience, including borrower full funding rates and investor returns;

•	acceptance as a social network;

•	branding; and

•	ease of use.
We face competition from other social lending platforms such as Prosper Marketplace, Inc.. We also face competition from major banking institutions, credit unions, credit card issuers and other consumer finance companies.
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
Intellectual Property
Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property.
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
“LendingClub” is a registered trademark in the United States.
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

Employees
As of May 31, 2010, we employed 37 full-time employees. Of these employees:
•	17 were in sales, marketing and customer service;

•	8 were in engineering; and

•	12 were in general and administration, which includes the employees who conduct our collection activities.
None of our employees are represented by labor unions. We have not experienced any work stoppages and believe that our relations with our employees are good.
Facilities
Our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, are currently located in Redwood City, California. The lease is for 5,800 square feet with an option to acquire an additional 1,200 square feet on the same terms and conditions. The lease expires on December 31, 2011. We believe that the new facilities will be adequate to meet our current needs, that we have the ability to request more space as needed, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms. In April 2010, we exercised our option on 600 of the 1,200 square feet of additional space with the remaining 600 square feet still available to us on the same terms and conditions.
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
From the launch of our platform in May 2007 until April 7, 2008, the operation of our platform differed from the structure described elsewhere in this document, and we did not offer Notes. Instead, our platform allowed members to purchase assignments of unsecured member loans directly.
Under this structure, members received anonymized individual promissory notes with original principal amounts corresponding to their purchase price. Each member loan was automatically divided from inception into separate promissory notes in amounts that matched the purchase commitments from members for the particular member loan. At closing, WebBank indorsed the promissory notes to us, and we assigned each promissory note to the applicable member, subject to our loan sale and servicing agreement. Our loan sale and servicing agreement provided that we retained the right to service the member loans. Borrower member names appeared as LendingClub screen names on the electronically executed promissory notes. We maintained custody of the promissory notes on behalf of members. We charged members a fee of 1.00% of all payments of interest, principal, late fees and recoveries received in respect of the member loans. We disclaimed any obligation to guarantee the promissory notes or support the credit risk of borrower members.
From April 7, 2008 until October 13, 2008, we did not offer members the opportunity to make any purchases on our platform. During this time, we also did not accept investor registrations or allow new funding commitments from existing members. We continued to service all previously funded member loans, and members had the ability to access their accounts, monitor their member loans, and withdraw available funds without changes. The borrowing side of our platform was generally unaffected during this period. Borrower members could still apply for member loans, but these member loans were funded and held only by LendingClub. Our decision to temporarily stop accepting member purchase commitments, effective from April 7, 2008 until October 13, 2008, slowed the ramp up of our operations and expended liquidity as we funded member loans ourselves during this period.

In addition, our credit criteria and loan grading criteria differed over time from the credit criteria and loan grading criteria described elsewhere in this document. During the period from our inception until October 13, 2008, under our minimum borrower member criteria, our prospective borrower members needed to have:
•	a minimum FICO score of 640 (as reported by a consumer reporting agency);
•
a debt-to-income ratio below 30%, as calculated by LendingClub based on (i) the borrower member’s debt reported by a consumer reporting agency; and (ii) the income reported by the borrower member, which we verified for approximately 25% of loan requests that proceeded past the initial credit check stage and were posted on our website; and

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
Securities Law Compliance
From May 2007 through April 2008, we sold approximately $7.4 million of member loans to investor members who were unaffiliated with us through our platform whereby we assigned promissory notes directly to investor members. We did not register the offer and sale of the promissory notes offered and sold through our platform under the Securities Act of 1933 or under the registration or qualification provisions of the state securities laws. Our management believes that the question of whether or not the operation of our platform involved an offer or sale of a “security” involved a complicated factual and legal analysis that was uncertain. If the sales of promissory notes offered through our platform were viewed as a securities offering, we would have failed to comply with the registration and qualification requirements of federal and state law, and investor members who hold these promissory notes may be entitled to rescission of unpaid principal, plus statutory interest. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933 is one year from the violation. The statute of limitations periods under state securities laws for sales of unregistered securities may extend for a longer period of time, and certain state securities laws empower state officials to seek restitution or rescission remedies for purchasers of unregistered securities. We have received inquiries from a number of states in respect of these prior sales of loans; neither the SEC nor any state, however, has taken or threatened administrative action or litigation over such loan sales. For a description of our platform as currently operated, see “About the Loan Platform.”
Our decision to restructure our operations and cease sales of promissory notes offered through the platform effective April 7, 2008 limited this contingent liability so that it only relates to the period from the launch of our platform in May 2007 until April 7, 2008, the termination of sales under our prior operating structure.
We have not recorded an accrued loss contingency under FASB ASC 450 in connection with this contingent liability. Accounting for loss contingencies pursuant to FASB ASC 450 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. We have assessed the contingent liability related to prior sales of member loans on the platform in accordance with FASB ASC 450 and have determined that the occurrence of the contingency is reasonably possible. In accordance with FASB ASC 450, we have estimated the range of loss as of March 31, 2010 as between $0 and $1.86 million, which is, as of March 31, 2010, the aggregate outstanding principal balance of member loans sold to persons unaffiliated with us from inception through April 7, 2008. In making this assessment, we considered our view, described above, that analyzing whether or not the operation of our platform involved an offer or sale of a “security” involved a complicated factual and legal analysis that was uncertain. In addition, we considered our belief that investor members have received what they expected to receive in the transactions under our prior operating structure. Generally, the performance of the outstanding member loans had, in our view, delivered to investor members the benefits they expected to receive in using our platform.

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
Licensing and Consumer Protection Laws
State Licensing Requirements
LendingClub is a licensed lender or loan broker in a number of states and is otherwise authorized to conduct its activities on a uniform basis in all other states and the District of Columbia, with the exceptions of Idaho, Indiana, Iowa, Kansas, Maine Mississippi, Nebraska, North Carolina, North Dakota and Tennessee. LendingClub does not currently provide services to borrower members who are residents of Idaho, Indiana, Iowa, Mississippi, Nebraska, North Carolina, North Dakota and Tennessee. State licensing statutes impose a variety of requirements and restrictions, including:
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
The statutes also subject LendingClub to the supervisory and examination authority of state regulators in certain cases. Because of our relationship with WebBank, we are generally able to arrange loans on a uniform basis with borrowers located throughout the United States except for the states of Idaho, Indiana, Iowa, Kansas, Maine, Mississippi, Nebraska, North Carolina, North Dakota and Tennessee.
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
Equal Credit Opportunity Act
The federal Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, or the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants and from making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply both to a lender such as WebBank as well as to a party such as LendingClub that regularly participates in a credit decision. Investors may also be subject to the ECOA in their capacity as purchasers of Notes, if they are deemed to regularly participate in credit decisions. In the underwriting of member loans on the platform, both WebBank and LendingClub seek to comply with ECOA’s provisions prohibiting discouragement and discrimination. As further measures, borrowers are instructed not to provide the type of information that creditors are not permitted to request from applicants under the ECOA and the investor agreement requires investors to comply with the ECOA in their selection of member loans they designate for funding. The ECOA also requires creditors to provide consumers with timely notices of adverse action taken on credit applications. WebBank and LendingClub provide prospective borrowers who apply for a loan through the platform but are denied credit with a joint adverse action notice in compliance with the ECOA requirements (see also below regarding “Fair Credit Reporting Act”).

Fair Credit Reporting Act
The federal Fair Credit Reporting Act (“FCRA”) promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report, and requires persons to report loan payment information to credit bureaus accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report. Effective August 1, 2009, creditors such as LendingClub must also develop and implement an identity theft prevention program for combating identity theft. WebBank and LendingClub have a permissible purpose for obtaining credit reports on potential borrowers and also obtain explicit consent from borrowers to obtain such reports. As the servicer for the member loans, LendingClub accurately reports member loan payment and delinquency information to consumer reporting agencies. LendingClub provides a combined ECOA/FCRA adverse action notice to a rejected borrower on WebBank’s behalf at the time the borrower is rejected that includes the required disclosures. LendingClub has implemented an identity theft prevention program.
Fair Debt Collection Practices Act
The federal Fair Debt Collection Practices Act (“FDCPA”) provides guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While the FDCPA applies to third-party debt collectors, debt collection laws of certain states impose similar requirements on creditors who collect their own debts. LendingClub’s agreement with its investors prohibits investors from attempting to directly collect on the member loans. Actual collection efforts in violation of this agreement are unlikely given that investors do not learn the identity of borrower members. LendingClub has contracted with a professional third-party debt collection agent, AR Assist, LLC, to collect delinquent accounts. AR Assist, and its debt-collection affiliate AR Assist Alliance Partners, are required to comply with the FDCPA and all other applicable laws in collecting delinquent accounts of LendingClub borrower members.
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
Servicemembers Civil Relief Act
The federal Servicemembers Civil Relief Act (“SCRA”) allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires LendingClub to adjust the interest rate of borrowers who qualify for and request relief. If a borrower member with an outstanding member loan is called to active military duty and can show that such military service has materially affected the member’s ability to make payments on the loan, LendingClub will reduce the interest rate on the loan to 6% for the duration of the borrower member’s active duty. During this period, the investors who have purchased Notes dependent on such member loan will not receive the difference between 6% and the loan’s original interest rate. For a borrower member to obtain an interest rate reduction on a member loan due to military service, we require the borrower member to send us a written request and a copy of the borrower member’s mobilization orders. As of May 1, 2009, we have received fewer than 10 such requests. We do not take military service into account in assigning loan grades to borrower member loan requests.

Other Regulations
Electronic Fund Transfer Act and NACHA Rules
The federal Electronic Fund Transfer Act (“EFTA”), and Regulation E, which implements it, provides guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts. In addition transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”). Most transfers of funds in connection with the origination and repayment of the member loans are performed by ACH. LendingClub obtains necessary electronic authorization from members for such transfers in compliance with such rules. Transfers of funds through the platform are executed by Wells Fargo and conform to the EFTA, its regulations and NACHA guidelines.
Electronic Signatures in Global and National Commerce Act/Uniform Electronic Transactions Act
The federal Electronic Signatures in Global and National Commerce Act (“ESIGN”) and similar state laws, particularly the Uniform Electronic Transactions Act (“UETA”), authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions to obtain the consumer’s consent to receive information electronically. When a borrower or investor registers on the platform, LendingClub obtains his or her consent to transact business electronically and maintains electronic records in compliance with ESIGN and UETA requirements.
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
In addition, see “Risk Factors — Financial regulatory reform could result in restrictions, oversight and costs that have an adverse effect on our business” regarding the risks of government financial regulatory reform plans.
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

RISKS RELATING TO THE NOTES AND THE CORRESPONDING MEMBER LOANS ON WHICH THE NOTES ARE DEPENDENT
You may lose some or all of your initial purchase price for the Notes because the Notes are highly risky and speculative. Only investors who can bear the loss of their entire purchase price should purchase the Notes.
The Notes are highly risky and speculative because payments on the Notes depend entirely on payments to LendingClub of unsecured consumer finance obligations of individual borrowers and contemporaneous payments on the Notes, which are special, limited obligations of LendingClub. Notes are suitable purchases only for investors of adequate financial means. If you cannot afford to lose all of the money you plan to invest in Notes, you should not purchase Notes. You should not assume that a Note is appropriate for you as an investment vehicle just because it corresponds to a loan listed on the LendingClub platform or is included in a portfolio built based upon your investment criteria through our portfolio building tool, LendingMatch.
Payments on each Note depend entirely on the payments, if any, we receive on the corresponding member loan related to that Note. If a borrower member fails to make any payments on the corresponding member loan related to your Note, you will not receive any payments on your Note.
We will make payments pro rata on a series of Notes, net of our service charge, only if we receive the borrower member’s payments on the corresponding member loan and such payments clear and therefore become available for distribution to investors. We will not pay to investors any unsuccessful payment fees, check processing fees, collection fees we or our third-party collection agency charge or payments due to LendingClub on account of portions of the corresponding member loan, if any, funded by LendingClub itself. If we do not receive payments on the corresponding member loan related to your Note, you will not be entitled to any payments under the terms of the Notes, and you will not receive any payments. The failure of a borrower member to repay a loan is not an event of default under the terms of the Notes.
The Notes are special, limited obligations of LendingClub only and are not secured by any collateral or guaranteed or insured by any third party.
The Notes will not represent an obligation of borrower members or any other party except LendingClub, and are special, limited obligations of LendingClub. The Notes are not secured by any collateral and are not guaranteed or insured by any governmental agency or instrumentality or any third party in any way.
Member loans are unsecured obligations and are not backed by any collateral or guaranteed or insured by any third party, and you must rely on LendingClub and our designated third-party collection agency to pursue collection against any borrower member.
Member loans are unsecured obligations of borrower members. They are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. LendingClub and its designated third-party collection agency will, therefore, be limited in their ability to collect member loans.
Moreover, unsecured member loans are obligations of borrower members to LendingClub as assignee of the Note from WebBank, not obligations to holders of Notes. Holders of Notes will have no recourse against borrower members and no ability to pursue borrower members to collect payments under member loans. Holders of Notes may look only to LendingClub for payment of the Notes, and LendingClub’s obligation to pay the Notes is limited as described in this document. Furthermore, if a borrower member fails to make any payments on the member loan corresponding to a Note, the holder of that Note will not receive any payments on that Note. The holder of that Note will not be able to obtain the identity of the borrower member in order to contact the borrower member about the defaulted member loan. In addition, in the unlikely event that we receive payments on the corresponding member loan relating to the Notes after the final maturity date, you will not receive payments on the Notes after final maturity.
Peer-to-peer lending is a new lending method and our platform has a limited operating history. Borrowers may not view or treat their obligations to us as having the same significance as loans from traditional lending sources, such as bank loans and borrower loans may have a higher risk of default than loans of borrowers with similar credit scores to other lenders.
The investment return on the Notes depends on borrowers fulfilling their payment obligations in a timely and complete manner under the corresponding member loan. Borrowers may not view peer-to-peer lending obligations originated on our platform as having the same significance as other credit obligations arising under more traditional circumstances, such as loans from banks or other commercial financial institutions. If a borrower neglects his or her payment obligations on a member loan upon which payment of the corresponding Note is dependent or chooses not to repay his or her borrower loan entirely, you may not be able to recover any portion of your investment in a Note.

The initial maturity date and final maturity date for five year term loans is the same date. As such, you will not receive any payments we may receive after the maturity date.
The initial maturity date of all five year term loans will not be extend to a later date, so the initial maturity date of a five year term member loan will equal its initial maturity date. Unlike the three year term loans where the initial maturity date may be extended, the maturity date of the five year term loans will not be extended because if the maturity date were extended beyond five years a portion of the interest paid would likely not be deductible by LendingClub. As a result, if we receive any principal and interest payments from a borrower after the maturity date of a five year term loan, we may retain 100% of these payments and are not obligated to distribute those payments to you.
Given the fact that Lending Club is not obligated to deliver any funds received by it after the final maturity date of a Note and is responsible for collection efforts, a conflict of interest could exist as any delay in receiving borrower funds would result in additional money coming to Lending Club. There is, however, a significant mitigating factor to this potential of this conflict. Without diligent collection efforts and success, fewer potential lenders will have the confidence to participate on the site, limiting Lending Club’s growth and long term profitability.
Borrower member credit information may be inaccurate or may not accurately reflect the borrower member’s creditworthiness, which may cause you to lose part or all of the purchase price you pay for a Note.
LendingClub obtains borrower member credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and assigns one of 35 LendingClub loan grades to loan requests, from A1 through G5, based on the reported credit score, other information reported by the consumer reporting agencies and the requested loan amount. A credit score or loan grade assigned to a borrower member may not reflect that borrower member’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and LendingClub does not verify the information obtained from the borrower member’s credit report. Additionally, there is a risk that, following the date of the credit report that LendingClub obtains and reviews, a borrower member may have:
•	become delinquent in the payment of an outstanding obligation;

•	defaulted on a pre-existing debt obligation;

•	taken on additional debt; or

•	sustained other adverse financial events.
Moreover, investors do not, and will not, have access to financial statements of borrower members, or to other detailed financial information about borrower members.
Information supplied by borrower members may be inaccurate or intentionally false and should generally not be relied upon.
Borrower members supply a variety of information that is included in the borrower member loan listings on our website and in the posting reports and sales reports we file with the SEC. We do not verify this information, and it may be inaccurate or incomplete. For example, we do not verify a borrower member’s stated social affiliations (such as educational affiliations), home ownership status, job title, employer or tenure, and the information borrower members supply may be inaccurate or intentionally false. Borrower members may misrepresent their intentions for the use of loan proceeds which also may result in us not obtaining certain fees from borrower members. Unless we have specifically indicated otherwise in a loan listing, we do not verify a borrower member’s stated income. For example, we do not verify borrower member paystubs, IRS Forms W-2, federal or state income tax returns, bank and savings account balances, retirement account balances, letters from employers, home ownership or rental records, car ownership records or any records related to past bankruptcy and legal proceedings. In the limited cases in which we have selected borrower members for income or employment verification, for the year ended March 31, 2010, approximately 64.1% of requested borrower members provided us with satisfactory responses to verify their income or employment; approximately 11.0% of requested borrower members withdrew their applications for loans, and approximately 24.9% of requested borrower members either failed to respond to our request in full or provided information that failed to verify their stated information, and we therefore removed those borrower members’ loan postings. The identity of borrower members is not revealed to investors, and investors also have no ability to obtain or verify borrower member information either before or after they purchase a Note. Potential investors may only communicate with borrower members through LendingClub website postings, and then only on an anonymous basis. While we may monitor website posting for appropriate content, we do not verify any information in the postings nor do we respond to requests from investor or borrower members in any posting and any response to the contrary should not be seen as accurate.

If you rely on false, misleading or unverified information supplied by borrower members in deciding to purchase Notes, you may lose part or all of the purchase price you pay for a Note. Loan posting and borrower member information available on the LendingClub website will be statements made in connection with the purchase and sale of securities, and therefore subject to Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Loan posting and borrower member information filed in prospectus supplements will be subject to the liability provisions of the Securities Act. In this document, we advise potential investors as to the limitations on the reliability of this information, and an investor’s recourse in the event this information is false will be extremely limited. Consequently, investors should rely on loan grade, which we determine based on third-party credit report information, and the size of the loan request, and should not rely on unverified information provided by borrower members.
While we take precautions to prevent borrower member identity fraud, it is possible that identity fraud may still occur and adversely affect your ability to receive the principal and interest payments that you expect to receive on those Notes.
We use identity checks with a third-party provider to verify each borrower member’s identity and credit history. Notwithstanding our efforts, there is a risk that identity fraud may occur and remain undetected by us. While we will repurchase Notes in limited identity fraud circumstances involving the corresponding member loan, we are not otherwise obligated to repurchase a Note from you for any other reason. As of March 31, 2010, we had repurchased Notes relating to nineteen corresponding member loans in which identity fraud occurred. If LendingClub repurchases a Note based on identity fraud involving the corresponding member loan, you will only receive an amount equal to the outstanding principal balance of the Note.
Lending Club has the exclusive right to investigate claims of identity theft and determine, in its sole discretion, whether verifiable identity theft has occurred. As Lending Club is the sole entity with the ability to investigate and determine verifiable identity theft, which triggers its repurchase obligation, a conflict of interest exists as the denial of a claim under Lending Club’s identity theft guarantee would save Lending Club from its repurchase obligation. There are, however, three factors that mitigate the risk of this conflict. Without the protection offered by this guarantee, fewer potential lenders will have the confidence to participate on the site, limiting Lending Club’s growth and long term profitability. In addition, Lending Club’s relationship with WebBank includes a requirement — and accompanying audit function — to insure that claims of identity theft are thoroughly investigated and accurately reported. Finally, California statutes include severe penalties owed to the victim of identity theft if it is shown that a claim of identity theft was not adequately investigated or frivolously dismissed. In the event we breach any of our other representations and warranties in the lender registration agreement pertaining to the Notes.
We do not have significant historical performance data about borrower member performance on LendingClub member loans. Default rates on the member loans may increase.
We are in the early stages of our development and have a limited operating history. We began operations as an application on Facebook.com in May 2007. In September 2007, we expanded our operations and launched our public website, www.lendingclub.com. Due to our limited operational history, we do not have significant historical performance data regarding borrower member performance on the member loans, and we do not yet know what the long-term loan loss experience will be. The estimated default rates we use in calculating interest rates have not been developed from LendingClub loss histories. Member loans originated through the LendingClub platform may default more often than these estimated default rates. In addition, as we do not have experience in making five-year unsecured consumer loans, the default rates on these loan types is uncertain and may exceed our current expectations. As actual loan loss experience increases on the LendingClub platform, we may change how interest rates are set, and investors who have purchased Notes prior to any such changes will not benefit from these changes.
Default rates on the member loans may increase as a result of economic conditions beyond our control and beyond the control of borrower members.
Member loan default rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrower members. In particular, default rates on member loans on which the Notes are dependent may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, residential real estate values, the value of the U.S. dollar, energy prices, changes in consumer spending, the number of personal bankruptcies, disruptions in the credit markets and other factors. The current, continued, significant downturn in the United States economy has caused default rates on consumer loans to increase, and the downturn will likely result in increased member loan default rates.

If payments on the corresponding member loans relating to the Notes become more than 30 days overdue, it is likely you will not receive the full principal and interest payments that you expect to receive on the Notes due to collection fees and other costs, and you may not recover any of your original purchase price.
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
LendingClub or the collection agency may not be able to recover some or all of the unpaid balance of a non-performing member loan. You must rely on the collection efforts of LendingClub and the designated collection agency, and you are not permitted to attempt to collect payments on the member loans in any manner.
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
Each Note will mature on its initial maturity date of either three or five years from its issuance date. Where any principal or interest payments in respect of a three-year term loan remains due and payable to LendingClub upon the initial maturity date, the maturity of the corresponding Note will be automatically extended to its final maturity date. The final maturity date for all Notes will be five years after the issuance of the Note (and two years after the initial maturity date of a corresponding three-year member loan). In the unlikely event there are any amounts under the corresponding member loan still due and owing to LendingClub after the final maturity, LendingClub will have no further obligation to make payments on the Notes of the series even if LendingClub receives payments on the corresponding member loan after the final maturity.
Given the fact that Lending Club is not obligated to deliver any funds received by it after the final maturity date of a Note and is responsible for collection efforts, a conflict of interest could exist as any delay in receiving borrower funds would result in additional money coming to Lending Club. There is, however, a significant mitigating factor to this potential of this conflict. Without diligent collection efforts and success, fewer potential lenders will have the confidence to participate on the site, limiting Lending Club’s growth and long term profitability.
The member loans on which the Notes are dependent do not restrict borrower members from incurring additional unsecured or secured debt, nor do they impose any financial restrictions on borrower members during the term of the member loan, which may impair your ability to receive the full principal and interest payments that you expect to receive on a Note.
All member loans are credit obligations of individual borrower members. If a borrower member incurs additional debt after obtaining a member loan through the LendingClub platform, the additional debt may impair the ability of that borrower member to make payments on the borrower’s member loan and your ability to receive the principal and interest payments that you expect to receive on Notes dependent on those loans. In addition, the additional debt may adversely affect the borrower member’s creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of the borrower member. To the extent that the borrower member has or incurs other indebtedness and cannot pay all of its indebtedness, the borrower member may choose to make payments to creditors other than LendingClub.

As to these member loans, to the extent borrower members incur other indebtedness that is secured, such as mortgage, home equity or auto loans, the ability of the secured creditors to exercise remedies against the assets of the borrower member may impair the borrower member’s ability to repay the unsecured member loan on which your Note is dependent. Since the member loans are unsecured, borrower members may choose to repay obligations under other indebtedness before repaying member loans originated through the LendingClub platform because the borrower members have no collateral at risk. An investor will not be made aware of any additional debt incurred by a borrower member, or whether such debt is secured.
Member loans do not contain any cross-default or similar provisions. If borrower members default on their debt obligations other than the member loans, the ability to collect on member loans on which the Notes are dependent may be substantially impaired.
The member loans do not contain cross-default provisions. A cross-default provision makes a default under certain debt of a borrower member an automatic default on other debt of that borrower member. Because the member loans do not contain cross-default provisions, a borrower member’s loan will not be placed automatically in default upon that borrower member’s default on any of the borrower member’s other debt obligations, unless there are independent grounds for a default on the member loan. The member loans will not be referred to a third-party collection agency for collection because of a borrower member’s default on debt obligations other than the member loans. If a borrower member defaults on debt obligations owed to a third party and continues to satisfy payment obligations under the member loans, the third party may seize the borrower’s assets, subject to LendingClub’s security interest, or pursue other legal action against the borrower member before the borrower member defaults on the member loans. Payments on Notes may be substantially reduced if the borrower member subsequently defaults on the member loans and you may be unable to recoup any or all of your expected principal and interest payments on those Notes.
Borrower members may seek the protection of debtor relief under federal bankruptcy or state insolvency laws, which may result in the nonpayment of the Notes.
Borrower members may seek protection under federal bankruptcy law or similar laws. If a borrower member files for bankruptcy (or becomes the subject of an involuntary petition), a stay will go into effect that will automatically put any pending collection actions, on hold and prevent further collection action absent bankruptcy court approval. If we receive notice that a borrower member has filed for protection under the federal bankruptcy laws, or has become the subject of an involuntary bankruptcy petition, we will put the borrower member’s loan account into “bankruptcy status.” When we put a member loan into bankruptcy status, we terminate automatic monthly Automated Clearing House (“ACH”) debits and do not undertake collection activity without bankruptcy court approval. Whether any payment will ultimately be made or received on a member loan after a bankruptcy status is declared, depends on the borrower member’s particular financial situation and the determination of the court. It is possible that the borrower member’s personal liability on the member loan will be discharged in bankruptcy. In most cases involving the bankruptcy of a borrower member with an unsecured loan, unsecured creditors, including LendingClub as holder of the member loans, will receive only a fraction of any amount outstanding on their member loans, if anything.
Federal law entitles borrower members who enter active military service to an interest rate cap and certain other rights that may inhibit the ability to collect on loans and reduce the amount of interest paid on the corresponding Notes.
Federal law provides borrower members on active military service with rights that may delay or impair our ability to collect on a borrower member loan corresponding to your Note. The Servicemembers Civil Relief Act requires that the interest rate on preexisting debts, such as member loans, be set at no more than 6% while the qualified service member or reservist is on active duty. A holder of a Note that is dependent on such a member loan will not receive the difference between 6% and the original stated interest rate for the member loan during any such period. This law also permits courts to stay proceedings and execution of judgments against service members and reservists on active duty, which may delay recovery on any member loans in default, and, accordingly, payments on Notes that are dependent on these member loans. If there are any amounts under such a member loan still due and owing to LendingClub after the final maturity of the Notes that correspond to the member loan, we will have no further obligation to make payments on the Notes, even if we later receive payments after the final maturity of the Notes. We do not take military service into account in assigning loan grades to borrower member loan requests.
The death of a borrower member may substantially impair your ability to recoup the full purchase price of Notes that are dependent on the member loan to that borrower member or to receive the interest payments that you expect to receive on the Notes.
All borrower members are individuals. If a borrower member with outstanding obligations under a member loan dies while the member loan is outstanding, we will generally seek to work with the executor of the estate of the borrower member to obtain repayment of the member loan. However, the borrower member’s estate may not contain sufficient assets to repay the member loan on which your Note is dependent. In addition, if a borrower member dies near the end of the term of an unsecured member loan, it is unlikely that any further payments will be made on the Notes corresponding to such member loan, because the time required for the probate of the estate may extend beyond the initial maturity date and the final maturity date of the Notes.

The LendingClub platform allows a borrower member to prepay a member loan at any time without penalty. Borrower member loan prepayments will extinguish or limit your ability to receive additional interest payments on a Note.
Borrower member loan prepayment occurs when a borrower member decides to pay some or all of the principal amount on a member loan earlier than originally scheduled. A borrower member may decide to prepay all or a portion of the remaining principal amount at any time without penalty. In the event of a prepayment of the entire remaining unpaid principal amount of a member loan on which the Notes are dependent, you will receive your share of such prepayment, net of our 1.00% service fee, but further interest will not accrue after the date on which the payment is made. If a borrower member prepays a portion of the remaining unpaid principal balance on a member loan on which the Notes are dependent, we will reduce the outstanding principle amount and interest will cease to accrue on the prepaid portion. The combination of the reduced principal amount and the unchanged monthly payment, the effective term of the member loan will decline. If a borrower member prepays a member loan in full or in part, you will not receive all of the interest payments that you originally expected to receive on Notes that are dependent on that member loan, and you may not be able to find a similar rate of return on another investment at the time at which the member loan is prepaid. Prepayments are subject to our 1.00% service charge, even if the prepayment occurs immediately after issuance of your Note. The return on the Note may actually be negative if prepayment occurs within the first few months after issuance.
Prevailing interest rates may change during the term of the member loan on which your Note is dependent. If this occurs, you may receive less value from your purchase of the Note in comparison to other investment opportunities. Additionally, borrower members may prepay their member loans due to changes in interest rates, and you may not be able to redeploy the amounts you receive from prepayments in a way that offers you the return you expected to receive from the Notes.
The member loans on which the Notes are dependent have a term of three or five years and bear fixed, not floating, rates of interest. If prevailing interest rates increase, the interest rates on Notes you purchase might be less than the rate of return you could earn if you invested your purchase price in other investments.
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
Investor funds in a LendingClub investor account do not earn interest.
Your LendingClub investor account represents an interest in a pooled demand deposit account maintained by LendingClub “in trust for” investors (“ITF account”) that does not earn interest. Investor funds committed to purchase Notes represent binding commitments, and such committed funds may not be withdrawn from member accounts (unless and until corresponding member loans included in the order are not funded, in which case the corresponding funds become available to the investor again). Funds committed to purchase Notes will not earn interest in the ITF account, and interest will not begin to accrue on a Note until the corresponding member loan has closed and the Note is issued.
The Notes will not be listed on any securities exchange, will not be transferable except through the Note Trading Platform by FOLIOfn, and must be held only by LendingClub investors. You should be prepared to hold the Notes you purchase until they mature.
The Notes will not be listed on any securities exchange. All Notes must be held by LendingClub members. The Notes will not be transferable except through the Note Trading Platform by FOLIOfn Investments, Inc. (“FOLIOfn”), a registered broker-dealer. The trading platform is not available to residents of all states. There can be no assurance that an active market for Notes will develop on the trading platform, that there will be a buyer for any particular Notes listed for resale on the trading platform or that the trading platform will continue to operate. Therefore, investors must be prepared to hold their Notes to maturity.

The U.S. federal income tax consequences of an investment in the Notes are uncertain.
No authority directly addresses the treatment of the Notes or instruments similar to the Notes for U.S. federal income tax purposes. Although the matter is not free from doubt, LendingClub intends to treat the Notes as indebtedness of LendingClub for U.S. federal income tax purposes. As a result of such treatment, the Notes will have original issue discount, or OID, for U.S. federal income tax purposes because payments on the Notes are dependent on payments on the corresponding member loan. Further, a holder of a Note will be required to include the OID in income as ordinary interest income for U.S. federal income tax purposes as it accrues (which may be in advance of interest being paid on the Note), regardless of such holder’s regular method of accounting. This characterization is not binding on the IRS, and the IRS may take contrary positions. Any differing treatment of the Notes could significantly affect the amount, timing and character of income, gain or loss in respect of an investment in the Notes. Accordingly, all prospective purchasers of the Notes are advised to consult their own tax advisors regarding the U.S. federal, state, local and non-U.S. tax consequences of the purchase and ownership of the Notes (including any possible differing treatments of the Notes). For a discussion of the U.S. federal income tax consequences of an investment in the Notes.
RISKS RELATED TO LENDINGCLUB AND THE LENDINGCLUB PLATFORM
We have a limited operating history. As an online company in the early stages of development, we face increased risks, uncertainties, expenses and difficulties.
To be successful, the number of borrower members and LendingClub investors and the volume of member loans originated through the LendingClub platform will need to increase, which will require us to increase our facilities, personnel and infrastructure to accommodate the greater servicing obligations and demands on the LendingClub platform. The LendingClub platform is dependent upon our website to maintain current listings and transactions in the member loans and Notes. We must constantly add new hardware and update our software and website, expand our customer support services and retain an appropriate number of employees to maintain the operations of the LendingClub platform, as well as to satisfy our servicing obligations on the member loans and make payments on the Notes. If we are unable to increase the capacity of the LendingClub platform and maintain the necessary infrastructure, you may experience delays in receipt of payments on the Notes and periodic downtime of our systems.
If we are unable to increase transaction volumes, our business and results of operations will be affected adversely.
To succeed, we must increase transaction volumes on the LendingClub platform by attracting a large number of borrower members and investors in a cost-effective manner, many of whom have not previously participated in an online financial community. We have experienced a high number of inquiries from potential borrower members who do not meet our criteria for submitting a member loan request. We have also experienced from time to time borrower member loan requests for amounts that exceed the aggregate amount of investor purchase commitments. From time to time, we have relied on our credit facilities with third parties to borrow funds which we used to fund member loans on the platform ourselves to partially address the shortfall between borrower member loan requests and investor purchase commitments. We have fully drawn down these existing facilities.
All member loans are obligations of borrower members to LendingClub, and we issue Notes to investors who fund a corresponding member loan, or portion of the member loan, originated through our platform. When we fund member loans ourselves on the platform, we continue to directly hold the member loan, or portion of the member loan, we have funded and do not issue Notes corresponding to such member loans for our own account. We expect these shortfalls to continue for the foreseeable future, and our ability to obtain funds to help address this shortfall may be subject to broader developments in the credit markets, which have experienced unprecedented volatility and disruption. If we are not able to attract qualified borrower members and sufficient investor purchase commitments, we will not be able to increase our transaction volumes. Additionally, we rely on a variety of methods to drive traffic to our website. If we are unable to use any of our current or future marketing initiatives or the cost of these initiatives were to significantly increase, we may not be able to attract new members in a cost-effective manner and, as a result, our revenue and results of operations would be affected adversely, which may impair our ability to maintain the LendingClub platform.
We may need to raise substantial additional capital to fund our operations, and if we fail to obtain additional funding, we may be unable to continue operations.
At this early stage in our development, we have funded substantially all of our operations with proceeds from venture capital financings, private placements and bank financings. To continue the development of the LendingClub platform, we will require substantial additional funds. For example, our cash outflow to fund operations for year ended March 31, 2010, was approximately $8.1 million.

To strengthen our financial position, during the year ended March 31, 2009, we raised $5,386,893, net of issuance costs, from the sale of 5,112,672 shares of our Series A convertible preferred stock, $1,054,575 from the conversion of principal and interest on our convertible notes into 990,212 shares of our Series A convertible preferred stock, and $11,897,738, net of issuance costs, from the sale of 16,036,346 shares of our Series B convertible preferred stock. During the year ended March 31, 2009, we also raised $7,107,964 through the issuance of notes payable in connection with our growth capital term loan, financing term loan and private placement notes. During year ended March 31, 2010, we raised $4,200,000 through the issuance of notes payable in connection with our May 2009 term loan and our private placement notes.
On April 14, 2010, we raised $24,387,945, net of estimated issuance costs, from the sale of 15,621,609 shares of our Series C convertible Preferred Stock.
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
Our principal competitors include major banking institutions, credit unions, credit card issuers and other consumer finance companies, as well as other social lending platforms. Competition could result in reduced volumes, reduced fees or the failure of our social lending platform to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, in the future we may experience new competition from more established internet companies, such as eBay Inc., Google Inc. and Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If any of these companies or any major financial institution decided to enter the social lending business, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed.
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
We believe that developing and maintaining awareness of the LendingClub brand in a cost-effective manner is critical to achieving widespread acceptance of our online financial community and attracting new members. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and the member experience on the LendingClub platform. Historically, our efforts to build our brand have involved significant expense, and it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased revenues and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose our existing members to our competitors or be unable to attract new members, which would cause our revenue to decrease and may impair our ability to maintain the LendingClub platform.
We have incurred net losses in the past and expect to incur net losses in the future. If we become insolvent or bankrupt, you may lose your investment.
We have incurred net losses in the past and we expect to incur net losses in the future. As of March 31, 2010, our accumulated deficit was $30.2 million and our total stockholders’ deficit was $26.3 million. Our net loss for the year ended March 31, 2010, was $10.3 million. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. In future periods, we may not have any revenue growth, or our revenue could decline. Our failure to become profitable could impair the operations of our platform by limiting our access to working capital to operate the platform. If we were to become insolvent or bankrupt, an event of default would occur under the terms of the Notes, and you may lose your investment.

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
We have secured our debt facilities by pledging significant assets to SVB, Gold Hill, Wells Fargo and our other investors and we are not prohibited from incurring additional debt in the Indenture or otherwise.
To induce our lenders to enter into credit agreements or other agreements with us, we have pledged certain of assets to our lenders to secure our repayment obligations under these credit agreements or other agreements, except that we have not pledged our intellectual property rights, the ITF account, the corresponding member loan promissory notes (except in specific circumstances) or payments we receive in respect of corresponding member loans (except in specific circumstances). If we are unable to repay any amounts owed under these credit agreements or other agreements, we could lose these pledged assets and be forced to discontinue our business operations. In addition, because these obligations are secured, collectively, with a first priority lien against such assets, we may have difficulty obtaining additional debt financing from another lender or obtaining new debt financing on terms favorable to us, because a new lender may have to be willing to be subordinate to our existing secured creditors.
The Notes rank effectively junior to the rights of the holders of our existing or future secured indebtedness to the extent of the collateral for that secured indebtedness. Neither the Notes nor our debt agreements limit or prevent our incurring future indebtedness, whether unsecured or secured by all or a portion of our assets.
Our arrangements for backup servicing are limited. If we fail to maintain operations, you will experience a delay and increased cost in respect of your expected principal and interest payments on the Notes, and we may be unable to collect and process repayments from borrower members.
We have made arrangements for only limited backup servicing. If our platform were to fail or we became insolvent, we would attempt to transfer our member loan servicing obligations to our third party back-up servicer. There can be no assurance that this back-up servicer will be able to adequately perform the servicing of the outstanding member loans. If this back-up servicer assumes the servicing of the member loans, the back-up servicer will impose additional servicing fees, reducing the amounts available for payments on the Notes. Additionally, transferring these servicing obligations to our back-up servicer may result in delays in the processing and recovery of information with respect to amounts owed on the member loans or, if the LendingClub platform becomes inoperable, may prevent us from servicing the member loans and making principal and interest payments on the Notes. If our back-up servicer is not able to service the member loans effectively, investors’ ability to receive principal and interest payments on their Notes may be substantially impaired.
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
In a bankruptcy or similar proceeding of LendingClub, there may be uncertainty regarding whether a holder of a Note has any priority right to payment from the corresponding member loan. The Notes are unsecured and holders of the Notes do not have a security interest in the corresponding member loans or the proceeds of those corresponding member loans. Accordingly, the holder of a Note may be required to share the proceeds of the corresponding member loan with any other creditor of LendingClub that has rights in those proceeds. If such sharing of proceeds is deemed appropriate, those proceeds that are either held by LendingClub in the clearing account at the time of the bankruptcy or similar proceeding of LendingClub, or not yet received by LendingClub from borrower members at the time of the commencement of the bankruptcy or similar proceeding, may be at greater risk than those proceeds that are already held by LendingClub in the “in trust for,” or ITF, account at the time of the bankruptcy or similar proceeding. To the extent that proceeds of the corresponding member loan would be shared with other creditors of LendingClub, any secured or priority rights of such other creditors may cause the proceeds to be distributed to such other creditors before, or ratably with, any distribution made to you on your Note.
In a bankruptcy or similar proceeding of LendingClub, there may be uncertainty regarding whether a holder of a Note has any right of payment from assets of LendingClub other than the corresponding member loan. In a bankruptcy or similar proceeding of LendingClub, it is possible that a Note could be deemed to have a right of payment only from proceeds of the corresponding member loan and not from any other assets of LendingClub, in which case the holder of the Note may not be entitled to share the proceeds of such other assets of LendingClub with other creditors of LendingClub, whether or not, as described above, such other creditors would be entitled to share in the proceeds of the member loan corresponding to the Note. Alternatively, it is possible that a Note could be deemed to have a right of payment from both the member loan corresponding to the Note and from some or all other assets of LendingClub, for example, based upon the automatic acceleration of the principal obligations on the Note upon the commencement of a bankruptcy or similar proceeding, in which case the holder of the Note may be entitled to share the proceeds of such other assets of LendingClub with other creditors of LendingClub, whether or not, as described above, such other creditors would be entitled to share in the proceeds of the member loan corresponding to the Note. To the extent that proceeds of such other assets would be shared with other creditors of LendingClub, any secured or priority rights of such other creditors may cause the proceeds to be distributed to such other creditors before, or ratably with, any distribution made to you on your Note.
In a bankruptcy or similar proceeding of LendingClub, there may be uncertainty regarding the rights of a holder of a Note, if any, to payment from funds in the clearing account. If a borrower member has paid LendingClub on a member loan corresponding to a Note before a bankruptcy or similar proceeding of LendingClub is commenced, and those funds are held in the clearing account and have not been used by LendingClub to make payments on the Note as of the date the bankruptcy or similar proceeding is commenced, there can be no assurance that LendingClub will or will be able to use such funds to make payments on the Note. Other creditors of LendingClub may be deemed to have, or actually have, rights to such funds that are equal to or greater than the rights of the holder of the Note.

In a bankruptcy or similar proceeding of LendingClub, there may be uncertainty regarding the rights of a holder of a Note, if any, to access funds in the ITF account. If a borrower has paid LendingClub on a member loan corresponding to a Note before a bankruptcy or similar proceeding of LendingClub is commenced, and those funds have been used by LendingClub to make payments on the Note prior to the date the bankruptcy or similar proceeding is commenced, but the payments on the Note continue to be held by LendingClub in an ITF account, there can be no assurance that the holder of the Note will have immediate access to the funds constituting the payment or that the funds constituting the payment will ultimately be released to the holder of the Note. While the Trust Agreement states that funds in the ITF account are trust property and are not intended to be property of LendingClub or subject to claims of LendingClub’s creditors generally, there can be no assurance that, if the matter were to be litigated, such litigation would not delay or prevent the holder of a Note from accessing the portion of those funds in which the holder has an interest.
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
We rely on a third-party bank to disburse member loan amounts. Additionally, because we are not a bank, we cannot belong to and directly access the ACH payment network, and we must rely on an FDIC-insured depository institution to process our transactions, including loan payments and remittances to holders of the Notes. We currently use Wells Fargo Bank, N.A. for these purposes. Under the ACH rules, if we experience a high rate of reversed transactions (known as “chargebacks”), we may be subject to sanctions and potentially disqualified from using the system to process payments. We also rely on computer hardware purchased and software licensed from third parties to operate our platform, including payment processing software licensed from BankServ. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we cannot continue to obtain these services, or if we cannot transition to another service provider quickly, our ability to process payments and operate the LendingClub platform could suffer, and your receipt of payments on the Notes could be delayed or impaired.
If the security of our members’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, your secure information may be stolen, our reputation may be harmed, and we may be exposed to liability.
Our platform stores our borrower members’ and investors’ bank information and other personally-identifiable sensitive data. Any accidental or willful security breaches or other unauthorized access could cause your secure information to be stolen and used for criminal purposes. Security breaches or unauthorized access to secure information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any of our members’ data, our relationships with our members will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our members to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose members.

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
If a catastrophic event resulted in a platform outage and physical data loss, our ability to perform our servicing obligations would be materially and adversely affected. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new members and retain existing members. Our system hardware is hosted in a hosting facility located in Santa Clara, CA, owned and operated by SAVVIS. We also maintain a real time backup system located in Washington, D.C. SAVVIS does not guarantee that our members’ access to our website will be uninterrupted, error-free or secure. Our operations depend on SAVVIS’s ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. If our arrangement with SAVVIS, which is currently month-to-month with a brief termination window, is terminated, or there is a lapse of service or damage to SAVVIS facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. Any interruptions or delays in our service, whether as a result of SAVVIS or other third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with our members and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage at a SAVVIS facility. These factors could prevent us from processing or posting payments on the member loans or the Notes, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause members to abandon the LendingClub platform, any of which could adversely affect our business, financial condition and results of operations.
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
Our ability to maintain the LendingClub platform and arrange member loans depends, in part, upon our proprietary technology, including our proprietary portfolio tool builder system, LendingMatch. We may be unable to protect our proprietary technology effectively, however, which would allow competitors to duplicate our products and adversely affect our ability to compete with them. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. In addition, the LendingClub platform may infringe upon claims of third-party patents, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Furthermore, our technology may become obsolete, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt the LendingClub platform to compete with other person-to-person lending platforms as they develop. If we cannot protect our proprietary technology from intellectual property challenges, or if the platform becomes obsolete, our ability to maintain the platform, arrange member loans or perform our servicing obligations on the member loans could be adversely affected.
Purchasers of Notes will have no control over LendingClub and will not be able to influence LendingClub corporate matters.
The Notes offered through the LendingClub platform grant no equity interest in LendingClub to the purchaser nor grant the purchaser the ability to vote on or influence LendingClub corporate decisions. As a result, our stockholders will continue to exercise 100% voting control over all LendingClub corporate matters, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.
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
Where applicable, we seek to comply with state small loan, loan broker, servicing and similar statutes. Currently, we do not provide services to borrowers in Idaho, Indiana, Iowa, Kansas, Maine, Mississippi, Nebraska, North Carolina, North Dakota and Tennessee. In all other U.S. jurisdictions with licensing or other requirements we believe may be applicable to make loans, we have obtained any necessary licenses or comply with the relevant requirements. Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to arrange member loans through the platform, perform our servicing obligations or make the LendingClub platform available to borrower members in particular states, which may impair your ability to receive the payments of principal and interest on the Notes that you expect to receive.
We rely on our agreement with WebBank to lend to qualified borrower members on a uniform basis throughout the United States. If our relationship with WebBank were to end, we may need to rely on individual state lending licenses to arrange member loans.
Borrower member loan requests take the form of an application to WebBank, which cooperates with us to lend to qualified LendingClub borrower members and allows our platform to be available to borrowers on a uniform basis throughout the United States, except that we do not currently offer member loans in Idaho, Indiana, Iowa, Kansas, Maine, Mississippi, Nebraska, North Carolina, North Dakota and Tennessee. If our relationship with WebBank were to end, we may need to rely on individual state lending licenses to arrange member loans. Because we do not currently possess state lending licenses in every U.S. state, we may be required to discontinue lending or limit the rates of interest charged on member loans in some states. We may face increased costs and compliance burdens if our agreement with WebBank terminated.
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
Nevertheless, if litigation on similar theories were successful against us, additional state consumer protection laws would be applicable to the member loans originated through the LendingClub platform if we were recharacterized as the lender. The member loans could also be voidable or unenforceable. In addition, we could be subject to claims by borrower members, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us. To date, no actions have been taken or threatened against us on the theory that we have engaged in unauthorized lending; however, such actions could have a material adverse effect on our business.
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

Financial regulatory reform could result in restrictions, oversight and costs that have an adverse effect on our business.
In June 2009, the Obama Administration proposed a white paper, “Financial Regulatory Reform — A New Foundation: Rebuilding Financial Supervision and Regulation,” that recommends overhauling the financial regulatory system. The administration’s plan urges Congress and regulators to adopt changes to financial sector regulation and oversight, increasing the government’s role in the financial sector. The administration’s proposal includes the creation of new federal agencies, offices and councils. Congress is currently working on a final legislative proposal to increase regulation of the financial services industry and impose restrictions on financial services companies. If these proposals or other financial reform proposals are adopted, they may result in restrictions, oversight and costs that have an adverse effect on our business. See “About LendingClub — Government Regulation” for more information regarding governmental regulation of the LendingClub platform.
As a public reporting company, we face costly compliance burdens.
As a public reporting company, we face costly compliance burdens, requiring significant legal, accounting and other expenses. Our management and other personnel must devote a substantial amount of time to public company compliance requirements. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for our fiscal year ending March 31, 2010, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404A of the Sarbanes-Oxley Act. Although through such testing we discovered no material weaknesses or significant deficiencies in internal control at March 31, 2010, subsequent testing by us or our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Further, for our fiscal year ending March 31, 2010, our public accounting firm must make their own separate attestation on the effectiveness of our internal control over financial reporting, as required by Section 404B of the Sarbanes-Oxley Act. To comply with Section 404, we may incur substantial accounting expense, expend significant management time on compliance-related issues, and hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
If we discover a material weaknesses in our internal control over financial reporting which we are unable to remedy, or otherwise fail to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.
We are not currently required to have an audit of our internal control over financial reporting, and our independent registered public accounting firm has not performed such an audit. Should such a requirement arise and should we or our auditors discover a material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected.
We face a contingent liability for potential securities law violations in respect of loans sold to our members from May 2007 until April 7, 2008. This contingent liability may impair our ability to operate our platform and service the member loans that correspond to the Notes.
Loans sold to members through our platform from our launch in May 2007 until April 7, 2008 may be viewed as involving an offering of securities that was not registered or qualified under federal or state securities laws. If the sale of these loans were viewed as an unregistered offering of securities, our members who hold these loans may be entitled to rescind their purchase and be paid their unpaid principal amount of the loans plus statutory interest. As of March 31. 2010, the aggregate principal balance of these loans purchased through our platform by purchasers not affiliated with LendingClub was $1.86 million. We have not recorded an accrued loss contingency in respect of this contingent liability, although we intend to continue to monitor the situation. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation. The statute of limitations periods under state securities laws may extend for a longer period of time, and certain state securities laws empower state officials to seek restitution or rescission remedies for purchasers of unregistered securities. We have received inquiries from a number of states in respect of these prior sales of loans; neither the SEC nor any state, however, has taken or threatened administrative action or litigation over such loan sales. If a significant number of our members sought rescission, if we were subject to a class action securities lawsuit or if we were subject to lawsuits or administrative actions by the SEC or states in respect of these loans, our ability to maintain our platform and service the member loans to which the Notes correspond may be adversely affected.

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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-151827). The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on October 10, 2008. From October 13, 2008 to March 31, 2010, we sold $70,930,975 in principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. In connection with the offering, we incurred estimated expenses of approximately $3,964,402 through April 30, 2010, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding member loan through the LendingClub platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.
We have no publicly traded equity securities. At April 30, 2010, there were approximately 27 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.
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

Overview
We are an on-line financial platform. We allow qualified borrower members to obtain loans (which we refer to as “member loans”) with interest rates that they find attractive. Since October 13, 2008, investors have had the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by us, with each series of Notes corresponding to an individual member loan originated on our platform (which we refer to as “CM Loans”). The Notes are dependent for payment on CM Loans and offer interest rates and credit characteristics that the investors find attractive. From the launch of our platform in May 2007 until April 7, 2008, we did not offer Notes on our platform. Instead, our platform allowed investor members to purchase assignments of unsecured member loans directly. Since November 2007, we have also funded member loans ourselves, which we refer to as “member loans held for investment” based on our intent and ability to hold the loans for the foreseeable future or to maturity.
All member loans are unsecured obligations of individual borrower members with fixed interest rates and three-year, or five-year since May 7, 2010, maturities. The member loans are posted on our website, funded by WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, at closing and immediately assigned to us upon closing. As a part of operating our lending platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of member loans. We also provide servicing for the member loans on an ongoing basis.
We were incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. As of March 31, 2010, the lending platform has facilitated approximately 10,449 member loans since our launch in May 2007.
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
We have a limited operating history and have incurred net losses since our inception. Our net loss was $10,255,136 for the year ended March 31, 2010. We earn revenues from processing fees charged to members, primarily a borrower member origination fee and an investor service charge. We also earn interest income on member loans that we fund ourselves. At this stage of our development, we have funded our operations primarily with proceeds from our venture capital financings, our credit facilities and debt and equity issuances, which are described below under “Liquidity and Capital Resources.” We also relied on our credit facilities and debt issuances to borrow funds, which we used to fund member loans ourselves. Our credit facilities are completely drawn down at this time. Over time, we expect that the number of borrower and investor members and the volume of member loans originated through our platform will increase, and that we will generate increased revenue from borrower origination fees and investor service charges. Our decision to temporarily stop accepting investor member commitments, effective from April 7, 2008 until October 13, 2008, slowed the ramp up of our operations and expended liquidity as we funded member loans ourselves during this period.
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
During the year ended March 31, 2010, we raised $4,200,000 through the issuance of notes payable in connection with our May 2009 term loan and our private placement notes. In April 2010, subsequent to our March 31, 2010 year end, we issued 15,621,609 shares of Series C convertible preferred stock for aggregate cash consideration of $24,489,996. In connection with our private placement of Series C convertible preferred stock, we incurred transaction expenses, recorded as an offset to gross proceeds, of $102,051.

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
Significant Accounting Policies and Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) fair value; (3) allowance for loan losses; and (4) share-based compensation. Other than the changes described in Note 2 — Summary of Significant Accounting Policies, Revenue recognition and Note 2 — Summary of Significant Accounting Policies, CM Loans and Notes held for investment at fair value of the Notes to the financial statements referenced above, there have been no material changes to any of our significant accounting policies and critical accounting estimates since March 31, 2009.
Results of Operations

Revenues
Our business model consists primarily of charging transaction fees to both borrower members and investor members for the loans originated through our lending platform. During the fiscal years ended March 31, 2010 and 2009, we originated $67,084,325 and $18,211,450 of loans (including loans sold to third parties prior to registration of the Notes), respectively, on our lending platform, an increase of 268% percent in the fiscal year ended March 31, 2010, compared to the fiscal year ended March 31, 2009. The borrower member pays a fee to us for providing the services of arranging the member loan and the investor member pays a fee to us for managing the payments on the member loans and maintaining account portfolios. We also generate revenue from interest earned on our member loans held for investment and our CM Loans and recognize interest expense on our Notes.
(Remainder of page intentionally left blank)

	Years Ended March 31,
	2010	2009
Interest income:
Member loans held for investment	$1,289,290	$1,047,308
CM Loans held for investment at fair value
Interest and fees earned on CM Loans	5,101,995	346,462
Credit risk related adjustments (interest expense)	(3,634,458)	(407,929)
Cash and cash equivalents	27,559	49,240

Total interest income	$2,784,386	$1,035,081

Interest expense:
Notes held for investment at fair value
Interest and fees expensed on Notes	$2,837,532	$124,286
Credit risk related adjustments (interest income)	(3,633,050)	(407,865)
Loans payable	1,130,229	943,035
Convertible notes payable	—	39,890
Amortization of debt discount	294,200	362,286
Amortization of beneficial conversion features	—	156,410

Total interest expense	$628,911	$1,218,042

Interest Income
The following table presents our quarterly interest income sources in both absolute dollars and as a percentage of interest income (in thousands):

	For the Quarter Ended
Interest	June 30,		September 30,		December 31,		March 31,
Income	2008		2008		2008		2009
Source	$	%	$	%	$	%	$	%
Borrower origination fees earned on third party purchased member loans	20	9	0	0	0	0	0	0

Borrower origination fees and interest earned on member loans held for investment	177	82	240	96	326	115	284	62

Borrower origination fees and interest earned on CM Loans held for investment, net of interest expense on the related Notes	0	0	0	0	(57)	-20	166	36
Interest earned on cash and investments	18	9	10	4	13	5	8	2

Total Interest Income	215	100	250	100	282	100	458	100

	For the Quarter Ended
Interest	June 30,		September 30,		December 31,		March 31,
Income	2009		2009		2009		2010
Source	$	%	$	%	$	%	$	%

Borrower origination fees earned on third party purchased member loans	0	0	0	0	0	0	0	0

Borrower origination fees and interest earned on member loans held for investment	316	65	371	49	329	31	272	22

Borrower origination fees and interest earned on CM Loans held for investment, net of interest expense on the related Notes	155	32	374	50	743	69	991	78
Interest earned on cash and investments	17	3	4	1	3	0	4	0

Total Interest Income	488	100	749	100	1,075	100	1,267	100

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
Beginning November 5, 2009, our origination fees increased ranging from 1.25% to 4.50% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	1.25% — 2.25%	3.75%	4.50%	4.50%	4.50%	4.50%	4.50%
Beginning January 20, 2010, our origination fees increased ranging from 2.25% to 4.50% of the aggregate principal amount of the member loan, as set forth below, and if the loan is for a small business or for a self-employed borrower, we began charging an additional 1.5% origination fee, and:

Loan
Grade	A	B	C	D	E	F	G
Fee	2.25%	3.75%	4.50%	4.50%	4.50%	4.50%	4.50%
Beginning May 24, 2010, our origination fees increased ranging from 2.25% to 4.50% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	2.25%	4.25%	4.50%	4.50%	4.50%	4.50%	4.50%

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
When payments are received on member loans held for investment, the interest portion paid by our borrower members and the amortization of the origination fees, net of costs of origination, are recorded as interest income. Interest rates on these member loans, excluding amortization of net origination fees, range from 6.00% to 21.64% per annum as of March 31, 2010. During the year ended March 31, 2010, we funded $4,646,550 of member loans while our investor members funded $62,437,775 of member loans.
During the years ended March 31, 2010 and 2009, we recorded interest income on the member loans we funded of $1,289,290 and $1,047,308, respectively.
Borrower Origination Fees and Interest Earned on CM Loans Held for Investment Net of Interest Expense on the Related Notes
Beginning October 13, 2008, we began recording interest income, including borrower origination fees, from CM Loans and corresponding interest expense from the Notes. Interest income from the CM Loans includes origination fees on these member loans which are recognized in the period originated. During the year ended March 31, 2010, we recorded interest income from CM Loans of $5,101,995, including $2,111,456 of origination fees. Under FASB ASC 825 guidance regarding the fair value option for accounting for financial assets, for the year ended March 31, 2010, this interest income was offset by credit risk related adjustments on CM Loans of $3,634,458, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $2,837,532 for the year ended March 31, 2010, and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $3,633,050 during that same period.
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
Interest Earned on Cash and Investments
Interest income from cash and cash equivalents is recorded as it is earned. For the year ended March 31, 2010, we recorded $27,559 of interest income earned on cash and cash equivalents. Comparatively, for year the ended March 31, 2009, we recorded $48,240 in interest income earned on cash and cash equivalents. The differences in interest income are a function of the cash on hand and the declining interest rate climate during the relevant periods. We do not expect interest income from cash and cash equivalents to be a significant part of our business model.
Interest Expense on Notes Payable
Interest expense, other than that described above with regard to CM Loans and Notes, consists primarily of cash and non-cash interest on notes payable and convertible notes. For the years ended March 31, 2010 and 2009, we paid cash interest of $1,130,229 and $1,067,321, respectively, for interest due on our notes payable and convertible notes. For the years ended March 31, 2010 and 2009, we also recorded $294,200 and $578,696, respectively, for non-cash interest expense related to debt discounts due to warrants on our notes payable.

In addition, we recorded non-cash interest expense related to the beneficial conversion feature of the convertible notes in the amount of $0 and $156,410, respectively, for the years ended March 31, 2010 and 2009.
As we have no additional availability under our various notes payable agreements, we expect interest expense on our notes payable to decrease over the next year as we repay these loans.
Provision for Loan Losses
The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of potential credit losses inherent in our portfolio of member loans that we funded ourselves, in whole or in part, and hold for investment and is based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through our collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex, and requires judgment by management about the effect of matters that are inherently uncertain (see Note 2 — Significant Accounting Policies, Allowance for loan losses). Moreover, in light of our limited operating history, we do not yet have significant historical experience unique to our own base of borrowers and underwriting criteria with which to help estimate expected losses on our portfolio. In the year ended March 31, 2010, we recorded a provision for loan losses of $1,423,075 against our member loans held for investment. Comparatively, for the year ended March 31, 2009, we recorded a provision for loan losses of $1,110,726 against our member loans held for investment.
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
While the servicing fee is recognized as a component of interest income with respect to our member loans held for investment and as reduction in interest expense with respect to our Notes held at fair value, for member loans purchased by third parties prior to the registration of our Notes, we recognized a servicing asset and corresponding servicing liability in accordance with FASB ASC 860. We then amortize the servicing fee asset into income as payments are received on these member loans (see Note 2 — Summary of Significant Accounting Policies, Revenue recognition, Third party purchased member loans). During the year ended March 31, 2010, we recognized $28,647 of such income. Comparatively, during the year ended March 31, 2009, we recognized $46,948 of such income. Because following the registration of the Notes, investor members no longer directly purchase member loans, the amount of income from amortization of loan servicing rights will continue to diminish until the underlying member loans are fully discharged.
Operating Expenses:

	Years Ended March 31,
	2010	2009	% change
Sales, marketing and customer service	$6,138,798	$2,583,760	138%
Engineering	1,749,153	1,882,565	-7%
General and administrative	3,204,133	6,528,361	-51%

Total operating expenses	$11,092,084	$10,994,686

Sales, Marketing and Customer Service Expense
Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, customer service, credit and collections personnel, costs of marketing campaigns and costs of borrower acquisitions such as credit scoring and screening. Sales, marketing and customer service expenses for the years ended March 31, 2010 and 2009, were $6,138,798 and $2,583,760, respectively, an increase of approximately 138%. The increases in spending during the fiscal year ended March 31, 2010 relative to the fiscal year ended March 31, 2009, largely occurred in three areas: increases in personnel related expenses of about $1,016,748, increases in platform related spending such as customer credit scoring and platform hosting costs of about $634,863, and increases in spending on marketing programs to attract borrowers and increase investment activity on the platform of about $1,864,875. Spending in all three of these areas were significantly lower for most of the year ended March 31, 2009, as we sought to register our Notes with the SEC. Following the registration of our Notes in October 2009, we were able to bring new investors to the platform and significantly increase our loan volume.
Engineering Expense
Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of engineering personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Engineering expenses for the year ended March 31, 2010 and 2009, were $1,749,153 and $1,882,565, respectively, a decrease of 7%. The decrease for the year ended March 31, 2010 versus the year ended March 31, 2009, was primarily due to decreases in personnel related expenses as we converted some contract labor to full time employees and decreased benefits costs as we directly contracted for our benefits programs starting in January 2009, rather than relying on a professional employer organization model as we had prior to January 2009. Although we enjoyed benefits savings in each category of operating expenses from the new structure, it was most evident in this category as our other engineering expenses were relatively stable in the years ended March 31, 2010 and 2009. We expect engineering expenses to increase as we continue to grow our business.
General and Administrative Expense
General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expenses for the years ended March 31, 2010 and 2009, were $3,204,133 and $6,528,361, respectively, a decrease of approximately 51%. The decrease in the comparative periods was primarily the result of much higher legal and consulting expenses related to the preparation of our Registration Statement incurred in the year ended March 31, 2009, compared to the year ended March 31, 2010. We did however, also enjoy savings from the conversion of some contract labor to full time employees and the adoption of our new benefits programs during those same comparative periods. We expect that general and administrative expenses will decrease as a percentage of overall operating expenses as we grow our sales efforts in greater proportion than our general and administrative expenses.

Liquidity and Capital Resources

	Years Ended March 31,
Cash flows from:	2010	2009	Change
Operating Activities	$(8,125,658)	$(10,282,300)	$2,156,642

Investing Activities	(51,512,530)	(13,180,280)	(38,332,250)
Add back/(subtract):
Origination of CM Loans held at fair value	61,820,800	9,110,175	52,710,625
Repayment of CM Loans held at fair value	(10,934,102)	(462,336)	(10,471,766)

Investing Activities after removing activity related to CM Loans held at fair value	(625,832)	(4,532,441)	3,906,609

Financing Activities	50,211,821	29,855,942	20,355,879
Add back/(subtract):
Origination of Notes held at fair value	(62,384,880)	(9,110,175)	(53,274,705)
Repayment of Notes held at fair value	10,948,362	463,713	10,484,649

Financing Activities after removing activity related to Notes held at fair value	$(1,224,697)	$21,209,480	$(22,434,177)

Net cash used in operating activities decreased to $8,125,658 in the year ended March 31, 2010, from $10,282,300 in the ended March 31, 2009. Non-cash charges that most significantly offset our net loss of $10,255,136 in the year ended March 31, 2010 were: $1,423,075 of allowances for loan losses on member loans held for investment, $3,633,051 of non-cash interest income due to credit risk related adjustments on our Notes, and $3,928,661 of non-cash interest expense related to our CM Loans and debt discounts due to warrants issued for our notes payable. Similarly, non-cash charges that most significantly offset our net loss of $12,069,842 in the year ended March 31, 2009 were: non-cash interest expenses of $974,398 related to our debt discounts due to warrants and beneficial conversion features of our notes payable and convertible notes, $946,423 of provisions for loan losses on our member loans held for investment, and the net positive effect of changes in operating assets and liabilities.
Net cash used in investing activities for the year ended March 31, 2010 and 2009, were $51,512,530 and $13,180,280, respectively. However, after removing activity related to the Notes, which activity was mostly offset by corresponding activity related to the CM Loans reflected in our cash flow from financing activities, the remaining amounts used for financing activities in the years ended March 31, 2010 and 2009, were $625,832 and $4,532,441, respectively. These remaining amounts in both periods were primarily activities related to our member loans held for investment, and in the year ended March 31, 2010, an increase of $900,000 in restricted cash related to certificates of deposit pledged as security for our May 2009 term financing and additional security required by our platform operating banks as loan and transaction volume increased.
Net cash provided by financing activities for the years ended March 31, 2010 and 2009, were $50,211,821 and $29,855,942 respectively. However, after removing activity related to the Notes, which activity was mostly offset by corresponding activity related to our CM Loans reflected in our cash flows from investing activities, the remaining amounts for the years ended March 31, 2010 and 2009, were $1,244,697 used in financing activities and $21,209,480 provided by financing activities, respectively. Cash used in financing activities in the year ended March 31, 2010, after removing activity related to the Notes, consisted primarily of proceeds from the issuance of loans payable and their related repayment. In the year ended March 31, 2009, proceeds provided by financing activities consisted primarily of proceeds from the issuance of our Series A and B convertible preferred stock, but also from the issuance of loans payable and their related repayment.
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
In February and March 2008, we received advances totaling $3,600,000 under the financing term loan. During the year ended March 31, 2009, we drew down the remaining $1,400,000 available under the financing term loan. In connection with the financing term loan, from inception through March 31, 2010, we issued Gold Hill a fully exercisable warrant to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at $1.065 per share.
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
Effective August 3, 2009, we consolidated the growth capital term loan, the financing term loan and the May 2009 term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan, together the Newly Restated Agreements. The terms of the Newly Restated Agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights, payments we receive on the CM Loans, and certain deposit accounts. Additionally, the Newly Restated Agreement continues to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment. Further, we agreed in the Newly Restated Agreements to maintain the same minimum collateral ratio as established in the May 2009 term loan. As of March 31, 2010, we had fully drawn down the entire $4,000,000 of combined availability under the May 2009 term loan and subsequent Newly Restated Agreements.
During the year ended March 31, 2009, we entered into a series of loan and security agreements, or the private placement notes, with accredited investors providing for loans evidenced by notes payable totaling $4,704,694. Each note is repayable over three years and bears interest at the rate of 12% per annum. We are using the proceeds of the private placement notes to fund member loans on the platform. In connection with the origination of the private placement notes, we issued the investors fully exercisable warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock at an exercise price of $1.065 per share. During the year ended March 31, 2010, we issued an additional $200,000 of private placement notes repayable over three years and which bear interest at the rate of 8% per annum. No warrants were issued in connection the private placement notes issued in the year ended March 31, 2010.

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
We used the proceeds from borrowings under the growth capital term loan, the private placement notes and the convertible notes primarily to fund member loans ourselves to ensure a sufficient level of funding for borrowing requests. From April 7, 2008 until October 13, 2008 all member loans funded on the platform were funded and held us and held for investment. Through our participation in funding loans ourselves on the platform, as of March 31, 2010, we had funded approximately $19.7 million in member loans.
We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future as we grow our platform. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to continue to fund member loans on the platform we will hold for investment. To date, we have funded our cash requirements with proceeds from our debt issuances and the sale of equity securities. At March 31, 2010, we had $2,572,174 in unrestricted cash and cash equivalents. We primarily invest our cash in interest bearing money market funds.
On April 14, 2010, we issued 15,621,609 shares of Series C convertible preferred stock for aggregate cash consideration of $24,489,996. In connection with our private placement of Series C convertible preferred stock, we incurred transaction expenses, recorded as an offset to gross proceeds, of $102,051 to date. The shares are convertible into shares of our common stock, par value $0.01 per share, on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of our certificate of incorporation.
We do not have any committed external source of funds. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings or debt financings. Additional equity or debt financing may not be available on acceptable terms, if at all.
Income Taxes
We incurred no tax provision for the years ended March 31, 2010 and 2009. As of March 31, 2010 we had federal and state net operating loss carryforwards of $25,737,946 and $25,388,029, respectively. As of March 31, 2010, we also had federal and state research and development tax credit carryforwards of $249,843 and $304,344, respectively.
The fiscal 2010 and 2009 tax provisions vary from the expected provision or benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss and deferred tax assets. Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carry forwards.
Financial Accounting Standards Board Accounting Standards Codification Topic 740, “Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide us only with reasonable assurance with respect to financial statement preparation and presentation.
Our management, including the Chief Executive Officer and VP of Finance and Administration, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2010, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s new Interpretive Guidance in Release No. 34-55929.
Based on our assessment, management did not identify any material weaknesses or significant deficiencies in our system of internal controls over financial reporting as of March 31, 2010
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
On April 19, 2010, we filed a Form 8-K describing transactions in connection with our sale of our Series C convertible preferred stock. That Form 8-K contained as exhibits our Amended and Restated Certificate of Incorporation, dated April 14, 2010 (Exhibit 3.1), our Series C Preferred Stock Purchase Agreement, dated April 14, 2010 (Exhibit 99.1), Amended and Restated Investor Rights Agreement, dated April 14, 2010 (Exhibit 99.2), Amended and Restated Voting Agreement, dated April 14, 2010 (Exhibit 99.3), and Amended and Restated Right of First Refusal and Co-Sale Agreement, dated April 14, 2010 (Exhibit 99.4).
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Executive Officers, Directors and Key Employees
The following table sets forth information regarding our executive officers, directors and key employees as of May 31, 2010:

Name	Age	Position(s)

Executive Officers and Directors:
Renaud Laplanche	39	Director and Chief Executive Officer
John G. Donovan	45	Chief Operating Officer
Howard Solovei	48	Vice President, Finance and Administration
Jeffrey M. Crowe	53	Director
Daniel T. Ciporin	52	Director
Rebecca Lynn	36	Director
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

Jeffrey M. Crowe
Mr. Crowe has been a member of our board of directors since August 2007. Mr. Crowe was CEO-in-residence with Norwest Venture Partners from January 2002 to December 2003, joined the firm as a Venture Partner in January 2004 and became a General Partner in January 2005. He focuses on seed and mid stage investments in software, internet and consumer arenas. Mr. Crowe also currently serves on the board of deCarta, Jigsaw, Nano-Tex, Turn and Tuvox. Mr. Crowe is also actively involved with TellAPal, Cast Iron Systems, myYearbook and Sojern. From December 1999 to April 2001, Mr. Crowe served as President, Chief Operating Officer and Director of DoveBid, Inc., a privately held business auction firm. From May 1990 to November 1999, Mr. Crowe served as Chief Executive Officer of Edify Corporation, a publicly traded enterprise software company. Mr. Crowe holds an M.B.A. degree from Stanford Graduate School of Business, where he was an Arjay Miller Scholar, and a B.A. degree in History from Dartmouth College.
Daniel T. Ciporin
Mr. Ciporin has been a member of our board of directors since August 2007. Mr. Ciporin joined Canaan Partners in March 2007 as a Venture Partner specializing in digital media and communications investments. From January 1999 to June 2005 Mr. Ciporin served as Chairman and Chief Executive Officer of Shopping.com, a publicly traded online comparison shopping service. From March 2006 to March 2007, Mr. Ciporin served as Chairman of the Internet Lab, a U.S.-Israeli incubator for early-stage consumer internet startups. From June 1997 to January 1999, Ciporin served as Senior Vice President of MasterCard International, where he managed global debit services. Mr. Ciporin is also a member of the board of directors of Primedia Inc., a target media company. Mr. Ciporin is also on the board of directors of the following private companies: OpenSky, Inc., Gemvara, Inc., Peer39, Inc., adap.tv Inc. and FiftyOne, Inc. Mr. Ciporin earned his A.B. degree from Princeton University’s Woodrow Wilson School of Public and International Affairs and his M.B.A. degree from Yale University.
Rebecca Lynn
Ms. Lynn has been a member of our board of directors since March 2009. Ms. Lynn joined Morgenthaler Ventures in 2007 and became a Partner of Morgenthaler Ventures in 2010. She focuses on early-stage investments in mobile, health 2.0, internet services and financial services companies. She also serves on the boards of OpinMind and Autonet. Ms. Lynn began her career at Procter and Gamble’s corporate headquarters where she worked in international new product market entry. She spent time in both Cincinnati and Mexico City developing new products for the market and launching a new category in Latin America. She then joined NextCard and spent four years at the company. At NextCard, she led product development efforts and later served as the Vice President of Marketing. After NextCard, from 2003 to 2007, she ran her own consulting business, Marengo Marketing, focusing on online marketing for financial services and affiliate marketing. Ms. Lynn holds a J.D./M.B.A. degree from the Haas School of Business and U.C. Berkeley School of Law at the University of California at Berkeley and a B.S. degree in chemical engineering from the University of Missouri.
Board of Directors’ Role in Risk Management
Our board of directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. Risk management includes not only understanding our specific risks and the steps management implements to manage those risks, but also what level of risk is acceptable and appropriate for us. Management is responsible for establishing our business strategy, identifying and assessing the related risks and implementing appropriate risk management practices. Our board of directors reviews our business strategy and management’s assessment of the related risk, and discusses with management the appropriate level of risk for us. For example, the board of directors meets with management at least quarterly to review, advise, and direct management with respect to strategic business matters.
The board of directors also oversees financial risk exposures, including monitoring the integrity of our financial statements, internal controls over financial reporting, and the independence of the our Independent Registered Public Accounting Firm. The board of directors receives periodic internal controls and related assessments from our finance department and an annual attestation report on internal control over financial reporting from our independent registered public accounting firm. The board of directors, in fulfilling its oversight responsibility with respect to compliance matters, meets at least quarterly with our finance department, independent registered public accounting firm and internal or external legal counsel to discuss risks related to our financial reporting function. In addition, the board of directors ensures that our business is conducted with the highest standards of ethical conduct in compliance with applicable laws and regulations by monitoring our Code of Ethics and our Whistle Blower Hotline.
The board of directors participates in the design of compensation structures that create incentives that encourage a level of risk-taking behavior consistent with our business strategy.

Board Leadership
As discussed below, since our common stock is not listed on a national exchange, we are not required to maintain a board of directors consisting of a majority of independent directors, or to maintain an audit, nominating or compensation committee. As such, we have not appointed a Lead Independent Director. The board of directors has no formal chairman and the duties are performed by our Chief Executive Officer who: (i) works with the board of directors to schedule meetings and set meeting agendas; (ii) presides as the chair at executive sessions of directors; (iii) serves as the principal liaison between the board of directors and our executive officers; (iv) briefs the board on issues or concerns arising between meetings of the board of directors, which are generally held monthly; (v) participates actively in corporate governance; and (vi) performs such other duties as the board of directors may, from time to time, delegate. The board of directors believes that the performance of these duties by Mr. Laplanche provides more consistent communication and coordination throughout the organization, which results in a more effective and efficient implementation of corporate strategy. The board of directors further believes that this combination is important in unifying our strategy behind a single vision. In addition, we have found that our Chief Executive Officer is the most knowledgeable member of the board of directors regarding risks we may be facing and, is able to facilitate the board’s oversight of such risks. We believe this structure provides consistent and effective oversight of our management and the company and is optimal for us, our operations, stockholders, and investor members.
Code of Ethics
The board of directors adopted a code of ethics that applies to all directors and employees on May 7, 2010, which we designed to help directors and employees resolve ethical issues encountered in the business environment. The Code of Ethics covers topics such as conflicts of interest, compliance with laws, fair dealing, protecting LendingClub property and confidentiality of LendingClub information and encourages the reporting of any behavior not in accordance with the policy or any other areas of concern through our Whistle Blower Policy.

Director Attributes
Our goal is to assemble a board of directors that operates cohesively and works with management in a constructive way so as to deliver long term stockholder value. We believe that our directors possess valuable experience necessary to guide our business in the best interests of the stockholders. Our current board of directors consists of individuals with proven records of success in their chosen professions. They all have the highest integrity and a keen intellect. They are collegial yet independent in their thinking, and are committed to the hard work necessary to be informed about the lending industry, our company, and its key constituents including borrowers, investor members, stockholders and management. Most of our directors have strong experience in the consumer credit area, including expertise in technology, innovation and strategy.
Board Composition and Election of Directors
Our board of directors currently consists of four members, all of whom were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of our stockholders. The board composition provisions of our voting rights agreement will continue following the date hereof. Holders of the Notes offered through the LendingClub platform have no ability to elect or influence our directors or approve significant LendingClub corporate transactions, such as a merger or other sale of our company or its assets.
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
Limitations on Officers’ and Directors’ Liability and Indemnification Agreements
As permitted by Delaware and California law, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that limit or eliminate the personal liability of our directors for breaches of duty to the corporation. Our amended and restated certificate of incorporation and amended and restated bylaws limit the liability of directors to the fullest extent under applicable law. Delaware and California law provide that directors of a corporation will not be personally liable for monetary damages for breaches of their fiduciary duties as directors, except liability for:
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
As permitted by Delaware and California law, our amended and restated certificate of incorporation and amended and restated bylaws also provide that:
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

The indemnification provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws are not exclusive.
In addition to the indemnification provided for in our amended and restated certificate of incorporation and amended and restated bylaws, we have entered into indemnification agreements with each of our directors. These agreements require us, among other things, to indemnify such persons for all direct costs of any type or nature, including attorneys’ fees, actually and reasonably incurred by such person in connection with the investigation, defense or appeal of: (1) any proceeding to which such person may be made a party by reason of (i) such person’s service as a director or officer of LendingClub, (ii) any action taken by such person while acting as director, officer, employee or agent of LendingClub, or (iii) such person’s actions while serving at the request of LendingClub as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, and in any such case described above, whether or not serving in any such capacity at the time any liability or expense is or was incurred; or (2) establishing or enforcing a right to indemnification under the agreement.

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
Item 11. Executive Compensation
Summary Compensation Table
The following table provides information regarding the compensation earned during the years ended March 31, 2010 and 2009 by each of our named executive officers.

				Option	All Other
Name and Principal				Awards	Compensation
Position	Year	Salary ($)	Bonus ($)	($)(1)	($)	Total ($)

Renaud Laplanche	2010	210,000	—	—	—	210,000
Chief Executive Officer and Founder	2009	209,167	—	—	—	209,167

John G. Donovan	2010	210,000	11,667	—	—	221,667
Chief Operating Officer (2)	2009	209,167	—	33,350	—	242,517

Howard Solovei	2010	170,000	3,500	19,295	563	193,358
Vice President, Finance & Administration (3)	2009	32,910	—	—	—	32,910

(1)	Calculated in accordance with SFAS No. 123R using the modified prospective transition method for outstanding options to purchase shares of our common stock.

(2)	Mr. Donovan received an award of 200,000 stock options in the year ended March 31, 2009 with an exercise price of $0.27 per share.

(3)	Mr. Solovei received an award of 175,000 stock options in the year ended March 31, 2010 with an exercise price of $0.27 per share.
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
Outstanding Equity Awards at March 31, 2010
The following table sets forth certain information regarding outstanding equity awards granted to our executive officers that remain outstanding as of March 31, 2009. All of the options in this table are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase until the options are fully vested.

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised
	Options (#)		Options (#)	Option	Option Expiration
Name	Exercisable		Unexercisable	Exercise Price	Date

John G. Donovan	416,000	(1)	—	$0.27	February 19, 2017
	200,000	(2)	—	$0.27	August 3, 2018

Howard Solovei	175,000	(3)	—	$0.23	June 3, 2019

(1)	25% of the these options vested on January 1, 2008, with the remainder vesting ratably over the following 12 calendar quarters.

(2)	25% of the these options vested on July 22, 2009, with the remainder vesting ratably over the following 12 calendar quarters.

(3)	25% of the these options vested on December 23, 2009, with the remainder vesting ratably over the following 12 calendar quarters.

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
Share Reserve
As of the date hereof, an aggregate of 9,096,778 shares of our common stock are authorized for issuance under our 2007 plan of which 2,938,500 are outstanding,154,011 have been exercised, and the remainder are available for grant. Shares of our common stock subject to options and other stock awards that have expired or otherwise terminate under the 2007 plan without having been exercised in full again will become available for grant under the plan. Shares of our common stock issued under the 2007 plan may include previously unissued shares or reacquired shares bought on the market or otherwise.
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

Director Compensation
During the year ended March 31, 2010, none of our directors received any compensation for service as a member of our board of directors. Non-employee directors are reimbursed for reasonable travel and other expenses incurred in connection with attending our board meetings.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of April 30, 2010, by:
•	each of our directors;

•	each of our named executive officers;

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; and

•	all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after April 30, 2010. Except as otherwise indicated in the footnotes to the table below, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.
Percentage ownership calculations are based on 55,963,251 shares of common stock outstanding as of April 30, 2010, assuming the conversion of all of our outstanding convertible preferred stock.
In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of captial stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of April 30, 2010. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners are in care of LendingClub, 370 Convention Way, Redwood City, CA 94063.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage

Officers and Directors
Dan Ciporin (1)	13,216,311	23.6%
Jeffrey M. Crowe (2)	13,277,074	23.7%
Rebecca Lynn (3)	11,268,167	20.1%
Renaud Laplanche (4)	4,355,000	7.8%
John G. Donovan	425,500	*
Howard Solovei	65,625	*

All directors and executive officers as a group (six persons)	42,607,677	76.1%

(1)
Includes (a) 209,934 shares of convertible preferred stock and warrants exercisable for 28,168 shares of Series A Preferred Stockheld by Mr. Ciporin and (b) 12,860,838 shares of convertible preferred stock and warrants exercisable for 117,371 shares of Series A Preferred Stock held by Canaan VII L.P. Mr. Ciporin is a Venture Partner with Canaan Partners, which is affiliated with Canaan VII L.P., and disclaims beneficial ownership of such shares held by Canaan VII L.P. except to the extent of his pecuniary interest therein.

(2)
Includes 13,159,703 shares of convertible preferred stock and warrants exercisable for 117,371 shares of Series A Preferred Stock held by Norwest Venture Partners X, LP. Mr. Crowe is a General Partner with Norwest Venture Partners, which is affiliated with Norwest Venture Partners X, LP, and disclaims ownership of such shares held by Norwest Venture Partners X, LP except to the extent of his pecuniary interest therein.

(3)
Includes 11,268,167 shares of convertible preferred stock held by Morgenthaler Venture Partners IX, L.P. Ms. Lynn is a Partner of Morgenthaler Ventures, an affiliate of Morgenthaler Venture Partners IX, L.P. Ms. Lynn disclaims beneficial ownership of such shares held by Morgenthaler Ventures, an affiliate of Morgenthaler Venture Partners IX, L.P. except to the extent of her pecuniary interest therein.

(4)
Mr. Laplanche’s 4,355,000 shares of common stock are subject to a stock restriction agreement entered into between the Company and Mr. Laplanche on August 21, 2007. In accordance with this agreement, these shares vested as to 1,088,750 shares on the date of the agreement, and the remainder vests monthly over 36 months. As of April 30, 2010, 3,992,083 shares were vested. The unvested portion is subject to a repurchase option, under which the Company has an option to repurchase the shares in the event of Mr. Laplanche’s termination at a price of $0.01 per share.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage

5% Stockholders
Norwest Venture Partners X, LP (1)	13,277,074	23.7%
Canaan VII L.P. (2)	12,978,209	23.1%
Morgenthaler Venture Partners IX, L.P. (3)	11,268,167	20.1%
Foundation Capital VI, L.P. (4)	6,665,816	11.9%
Renaud Laplanche	4,355,000	7.8%

(1)
Includes warrants exercisable for 117,371 shares of Series A Preferred Stock. The general partner of Norwest Venture Partners X, LP is Genesis VC Partners X LLC. The managing members of Genesis VC Partners X, LLC are Promod Haque and George Still. Each of these individuals exercises shared voting and investment power over the shares held of record by Norwest Venture Partners X, LP and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Norwest Venture Partners X, LP is 525 University Avenue, Suite 800, Palo Alto, CA 94301-1922.

(2)
Includes warrants exercisable for 117,371 shares of Series A Preferred Stock. The general partner of Canaan VII L.P. is Canaan Partners VII LLC. The managers of Canaan Partners VII LLC are Brenton K. Ahrens, John V. Balen, Wende S. Hutton, Maha S. Ibrahim, Deepak Kamra, Gregory Kopchinsky, Seth A. Rudnick, Guy M. Russo and Eric A. Young. Each of these individuals exercises shared voting and investment power over the shares held of record by Canaan VII L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Canaan VII L.P. is 285 Riverside Avenue, Suite 250, Westport, CT 06880.

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

(4)
William B. Elmore, Adam Grosser, Paul R. Holland, Paul G. Koontz, Michael N. Schuh, Warren M. Weiss, Richard A. Redelfs, Ashmeet S. Sidana, and Charles P. Moldow are Managers of Foundation Capital Management Co. VI, LLC (“FCM6”), which serves as the sole manager of Foundation Capital VI, L.P. (“FC6”) and Foundation Capital VI Principals Fund, LLC (“FC6P”). FCM6 exercises sole voting and investment power over the shares owned by FC6 and FC6P. As managers of FCM6, Messrs. Elmore, Grosser, Holland, Koontz, Schuh, Weiss, Redelfs, Sidana, and Moldow are deemed to share voting and investment powers over the shares held by FC6 and FC6P. Each member of the group disclaims beneficial ownership of the reported securities except to the extent of their pecuniary interest therein.

The following table sets forth information, as of March 31, 2010, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

	Number of shares of	Weighted average	Number of shares of
	common stock to be	exercise price of	common stock remaining
	issued upon exercise of	outstanding	available for future
	outstanding options,	options, warrants	issuance under equity
Plan Category	warrants and rights	and rights	compensation plans (1)

Equity compensation plans approved by stockholders:
LendingClub Corporation 2007 Stock Incentive Plan, as amended	2,938,500	$0.25	3,484,739
All stockholder approved plans	2,938,500	$0.25	3,484,739

Equity compensation plans not approved by stockholders:
None	N/A	N/A	N/A
All non-stockholder approved plans	N/A	N/A	N/A

Total	2,938,500	$0.25	3,484,739

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
LendingClub Platform Participation
Our Chief Executive Officer, Renaud Laplanche, purchased $435,650 in member loans through the LendingClub platform during the period in which we allowed members to purchase assignments of member loans directly. Under our new structure, Mr. Laplanche has purchased $122,575 in Notes to provide full funding for the related member loan listings and improve the platform experience for our borrower members. In respect of these Notes, as of June 2, 2010 Mr. Laplanche had received principal payments of $43,479 and interest payments of $11,420. These Notes had an average nominal interest rate of 13.06%. Mr. Laplanche’s purchases were made on terms and conditions that were not more favorable than those obtained by other members.
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
In the year ended March 31, 2009, we issued a series of promissory notes to accredited investors that are repayable over three years and bear interest at the rate of 12% per annum. One of our directors, Daniel T. Ciporin, purchased promissory notes in the aggregate amount of $250,000. In consideration of his purchase of those promissory notes, Mr. Ciporin also received warrants to purchase 28,168 shares of our convertible preferred stock.

Financing Arrangements with Significant Stockholders
In August 2007, we issued and sold to investors an aggregate of 9,637,401 shares of Series A convertible preferred stock at a purchase price of $1.065 per share, for aggregate consideration of $10,263,831. On September 29, 2008, we issued and sold 3,802,815 additional shares of Series A convertible preferred stock at a purchase price of $1.065 per share, for aggregate cash consideration of $4,050,000. In December 2008, we issued an additional 1,309,857 shares of Series A convertible preferred stock for aggregate cash consideration of $1,395,000.
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
In March 2009, we issued 16,036,346 shares of Series B convertible preferred stock for aggregate cash consideration of $11,999,998.
In April 2010, we issued 15,621,609 shares of Series C convertible preferred stock for aggregate cash consideration of $24,489,996.42.
The participants in these convertible preferred stock financings included the following holders of more than 5% of our voting securities or entities affiliated with them. The following table presents the number of shares issued to these related parties in these financings:

	Series A	Series B	Series C
Participants	Preferred Stock	Preferred Stock	Preferred Stock
Norwest Venture Partners X, LP	6,955,200	3,091,663	3,112,840
Canaan VII L.P. (1)	6,969,284	3,046,057	3,055,431
Morgenthaler Venture Partners IX, L.P.	—	9,354,536	1,913,631
Foundation Capital (2)	—	—	6,665,816

(1)
Includes 118,412, 45,691 and 45,831 shares of Series A, B and C convertible preferred stock, respectively, purchased by Daniel T. Ciporin. Mr. Ciporin is a Venture Partner with Canaan Partners, which is affiliated with Canaan VII L.P.

(2)	Includes 73,657 shares of Series C Convertible Preferred Stock purchase by Foundation Capital Principals Fund.
In connection with our Series C convertible preferred stock financing, we entered into amended and restated investor rights, voting, and right of first refusal and co-sale agreements containing voting rights, information rights, rights of first refusal and registration rights, among other things, with certain holders of our convertible preferred stock and certain holders of our common stock.

Under the amended and restated voting rights agreement, certain investors in our convertible preferred stock, including Norwest, Canaan and Morgenthaler Venture Partners IX, L.P. (“Morgenthaler”) have each agreed, subject to maintaining certain ownership levels, to exercise their voting rights so as to elect one designee of Norwest, one designee of Canaan and one designee of Morgenthaler to our board of directors, as well as our chief executive officer. Foundation Capital does not have the right to designate a member of our board of directors. Under the terms of the investor rights agreement, the holders of at least 65% of the shares issuable upon conversion of our preferred stock have the right to demand that we file up to two registration statements so long as the aggregate amount of securities to be sold under a registration statement is at least $10 million. These registration rights are subject to specified conditions and limitations. In addition, if we are eligible to file a registration statement on Form S-3, holders of the shares having registration rights have the right to demand that we file a registration statement on Form S-3 so long as the aggregate amount of securities to be sold under the registration statement on Form S-3 is at least $1,000,000, subject to specified exceptions and conditions and limitations. The investor rights agreement also provides that if we register any our shares for public sale, stockholders with registration rights will have the right to include their shares in the registration statement, subject to specified conditions and limitations
Indemnification Agreements
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
Director Independence
For information regarding director independence, see “Item 10. Directors, Executive Officers, Corporate Governance — Director Independence.”
Principal Accounting Fees and Services
The following table presents the aggregate fees billed (or expected to be billed) by Armanino McKenna LLP, our independent registered public accounting firm:

	Year Ended	Year Ended
	March 31, 2010	March 31, 2009
Audit fees (1)	$197,961	$625,290
Audit-related fees	5,350	—
Tax fees	15,780	19,833
All other fees	19,528	18,725

Total	$238,619	$663,848

(1)
Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

The board of directors approves all audit and non-audit services to be provided by the independent registered public accountants. During the year ended March 31, 2010, all of the services provided by Armanino McKenna LLP were audit services and were pre-approved by the board of directors in accordance with this policy.
PART IV
Item 14. Exhibits and Financial Statement Schedule
See “Index to Financial Statements” below.
Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference.

LendingClub Corporation
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
LendingClub Corporation
Redwood City, California
We have audited the accompanying balance sheets of LendingClub Corporation (the “Company”) as of March 31, 2010 and 2009, and the related statements of operations, preferred stock and stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LendingClub Corporation at March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
ARMANINO McKENNA LLP
San Jose, California
June 29, 2010

LendingClub Corporation
Balance Sheets

	March 31,
	2010	2009
ASSETS

Cash and cash equivalents	$2,572,174	$11,998,541
Restricted cash	1,352,000	452,000
Member loans held for investment, net of allowance for loan losses	7,545,186	9,918,479
CM Loans held for investment, at fair value	56,056,228	8,239,909
Other receivables	52,956	71,594
Loan servicing rights, at fair value	22,141	56,116
Prepaid expenses and other assets	242,380	63,620
Property and equipment, net	130,827	139,993
Deposits	50,134	146,548

Total assets	$68,024,026	$31,086,800

LIABILITIES

Accounts payable	$422,690	$630,452
Accrued expenses	831,244	424,249
Notes, at fair value	56,042,064	8,238,597
Deferred revenue	22,141	56,117
Loans payable, net of debt discount	8,507,107	9,647,804

Total liabilities	65,825,246	18,997,219

Commitments and contingencies (see Note 16)

PREFERRED STOCK

Preferred stock, $0.01 par value; 33,600,000 and 33,200,000 shares authorized at March 31, 2010 and 2009, respectively
Series A convertible preferred stock, 17,100,000 shares designated at March 31, 2010 and 2009; 15,740,285 shares issued and outstanding at March 31, 2010 and 2009; aggregate liquidation preference of $16,763,404 at March 31, 2010 and 2009

Series B convertible preferred stock,16,500,000 and 16,100,000 shares designated at March 31, 2010 and 2009, respectively; 16,036,346 shares issued and outstanding at March 31, 2010, and 2009; aggregate liquidation preference of $11,999,998 at March 31, 2010 and 2009	28,462,446	28,462,446

STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value; 50,000,000 shares authorized at March 31, 2010 and 2009, respectively; 8,535,761 and 8,220,685 shares issued and outstanding at March 31, 2010 and 2009, respectively;	85,358	82,207
Additional paid-in capital	3,805,485	3,444,301
Accumulated deficit	(30,154,509)	(19,899,373)

Total stockholders’ deficit	(26,263,666)	(16,372,865)

Total liabilities, preferred stock and stockholders’ deficit	$68,024,026	$31,086,800

The accompanying notes are an integral part of these financial statements.

LendingClub Corporation
Statements of Operations

	For the Years Ended March 31,
	2010	2009
Revenues
Member loans held for investment
Interest income, net	$1,316,849	$1,096,548
Interest expense	(1,424,429)	(1,501,621)

Net interest loss, member loans held for investment	(107,580)	(405,073)
Provision for loan losses	(1,423,075)	(946,423)

Net interest loss after provision for loan losses	(1,530,655)	(1,351,496)

CM Loans and Notes held for investment at fair value
Interest income, CM Loans, net	1,467,537	(61,467)
Interest income, Notes, net	795,518	283,579

Net interest income, CM Loans and Notes, held for investment at fair value	2,263,055	222,112

Amortization of loan servicing rights	28,647	46,948
Other Revenue	75,901	7,280

Total income/(losses), from operations	836,948	(1,075,156)

Operating expenses
Sales, marketing and customer service	6,138,798	2,583,760
Engineering	1,749,153	1,882,565
General and administrative	3,204,133	6,528,361

Total operating expenses	11,092,084	10,994,686

Loss before provision for income taxes	(10,255,136)	(12,069,842)

Provision for income taxes	—	—

Net loss	(10,255,136)	(12,069,842)

Amortization of beneficial conversion feature on convertible preferred stock	—	156,410

Net loss attributable to common stockholders	$(10,255,136)	$(11,913,432)

Basic and diluted net loss per share	$(1.23)	$(1.45)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,350,219	8,191,906
The accompanying notes are an integral part of these financial statements.

LendingClub Corporation
Statements of Preferred Stock and Stockholders’ Deficit

					Additional		Total	Total Preferred Stock
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	and Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficit

Balances, March 31, 2008	9,637,401	$10,118,831	8,190,000	$81,900	$2,950,598	$(7,829,531)	$(4,797,033)	$5,321,798

Stock-based compensation expense related to options granted to employees	—	—	—	—	73,677	—	73,677	73,677

Conversion of notes payable to Series A convertible preferred stock	990,212	1,054,575	—	—	—	—	—	1,054,575
Issuance of Series A convertible preferred stock for cash, net of issuance costs of $58,107	5,112,672	5,386,893	—	—	—	—	—	5,386,893
Issuance of Series A convertible preferred stock warrants in connection with term loan agreements	—	—	—	—	82,227	—	82,227	82,227
Issuance of Series A convertible preferred stock warrants in connection with private placement	—	4,409	—	—	329,271	—	329,271	333,680
Issuance of Series B convertible preferred stock for cash, net of issuance costs of $102,259	16,036,346	11,897,738	—	—	—	—	—	11,897,738

Issuance of common stock upon exercise of options	—	—	30,685	307	8,528	—	8,835	8,835

Net loss	—	—	—	—	—	(12,069,842)	(12,069,842)	(12,069,842)

Balances, March 31, 2009	31,776,631	28,462,446	8,220,685	82,207	3,444,301	(19,899,373)	(16,372,865)	12,089,581

Stock-based compensation expense related to options granted to employees	—	—	—	—	154,134	—	154,134	154,134
Issuance of Series B convertible preferred stock warrants in connection with term loan agreements	—	—	—	—	184,860	—	184,860	184,860

Issuance of common stock upon exercise of options	—	—	94,076	941	24,400	—	25,341	25,341

Issuance of common stock upon exercise of warrants	—	—	221,000	2,210	(2,210)	—	—	—

Net loss	—	—	—	—	—	(10,255,136)	(10,255,136)	(10,255,136)

Balances, March 31, 2010	31,776,631	$28,462,446	8,535,761	$85,358	$3,805,485	$(30,154,509)	$(26,263,666)	$2,198,780

The accompanying notes are an integral part of these financial statements.

LendingClub Corporation
Statements of Cash Flows

	For the Year Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(10,255,136)	$(12,069,842)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	71,056	60,302
Non-cash interest expense	3,928,661	974,398
Non-cash interest income	(3,633,051)	(407,865)
Stock based compensation expense	154,134	73,677
Change in fair value of loan servicing rights	33,975	31,602
Interest capitalized on loans	50,079	(156,705)
Provision for loan losses	1,423,075	946,423

Changes in operating assets and liabilities
Other receivables	18,638	(61,447)
Deposits	96,414	(118,298)
Prepaid expenses and other assets	(178,760)	23,732
Accounts payable	(207,762)	226,644
Accrued expenses	406,995	226,681
Deferred revenue	(33,976)	(31,602)

Net cash used in operating activities	(8,125,658)	(10,282,300)

Cash flows from investing activities
Member loans originated	(5,263,525)	(8,088,550)
Origination of CM Loans held at fair value	(61,820,800)	(9,110,175)
Repayment of member loans originated	5,599,583	3,626,288
Repayment of CM Loans held at fair value	10,934,102	462,336
Increase in restricted cash	(900,000)	(42,000)
Purchase of property and equipment	(61,890)	(28,179)

Net cash used in investing activities	(51,512,530)	(13,180,280)

Cash flows from financing activities:
Proceeds from issuance of notes payable	4,200,000	7,394,551
Proceeds from issuance of Notes held at fair value	62,384,880	9,110,175
Payments on notes payable	(5,450,037)	(3,482,945)
Payments on Notes held at fair value	(10,948,362)	(463,713)
Proceeds from issuance of Series A and B convertible preferred stock, net of issuance costs	—	17,289,039
Proceeds from issuance of common stock	25,340	8,835

Net cash provided by financing activities	50,211,821	29,855,942

Net increase (decrease) in cash and cash equivalents	(9,426,367)	6,393,362

Cash and cash equivalents — beginning of period	11,998,541	5,605,179

Cash and cash equivalents — end of period	$2,572,174	$11,998,541

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,967,761	$1,067,321

Supplemental disclosure of non-cash investing and financing activities:

Convertible preferred debt converted to Series A preferred stock	$—	$1,504,575

Reclassification of member loans held for investment to CM Loans held at fair value	$564,080	$—

Issuance of Series A convertible preferred stock warrants in exchange for term loan agreement	$—	$389,847

Issuance of Series B convertible preferred stock warrants in exchange for term loan agreement	$184,860	$—

The accompanying notes are an integral part of these financial statements.

LENDINGCLUB CORPORATION
Notes to Financial Statements
1. Nature of Organization and Periods Presented
Organization and Operation
LendingClub Corporation (the “Company” or “LendingClub”) is an online financial community. We allow qualified borrower members to obtain loans (which we refer to as “member loans”) with interest rates that they find attractive. Since October 13, 2008, our investor members have had the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by LendingClub, with each series of Notes corresponding to an individual member loan originated on our platform (which we refer to as the “Corresponding Member Loans” or “CM Loans”). The Notes are dependent for payment on CM Loans and offer interest rates and credit characteristics that the investor members find attractive. From the launch of our platform in May 2007 until April 7, 2008, we did not offer Notes on our platform. Instead, our platform allowed investor members to purchase assignments of unsecured member loans directly. Since November 2007, we have also funded member loans ourselves, which we refer to as “member loans held for investment” based on our intent and ability to hold the loans for the foreseeable future or to maturity.
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
LendingClub was incorporated in Delaware in October 2006, and in May 2007 began operations as an application on Facebook.com. Since inception, we have continually refined our business model and operations in response to market demands. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. As of March 31, 2010, the lending platform has facilitated 10,449 member loans since its launch in May 2007.
We have been operating since December 2007 pursuant to an agreement with WebBank. WebBank serves as the lender for all member loans originated through our platform. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that we do not currently offer member loans in Idaho, Indiana, Iowa, Kansas, Maine, Mississippi, Nebraska, North Carolina, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.
Periods Presented
The Company’s fiscal year end is March 31. In the accompanying financial statements and related footnotes, the fiscal year 2009 is based on the year ended March 31, 2009, and the fiscal year 2010 is based on the year ended March 31, 2010.
Reclassifications
Certain prior period balances have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ deficit.
2. Summary of Significant Accounting Policies
Liquidity
We have incurred significant operating losses since our inception. For the years ended March 31, 2010 and 2009, we incurred net losses of $10,255,136 and $12,069,842, respectively. For the years ended March 31, 2010 and 2009, we had negative cash flows from operations of $8,125,658 and $10,282,300, respectively. Additionally, we have an accumulated deficit of $30,154,509 since inception and a stockholders’ deficit of $26,263,666, each as of March 31, 2010.

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
During the year ended March 31, 2010, we raised $4,200,000 through the issuance of notes payable in connection with our May 2009 term loan and our private placement notes, see Note 8 — Loans Payable. Subsequent to March 31, 2010, we issued 15,621,609 shares of Series C convertible preferred stock for aggregate cash consideration of $24,489,996, and incurred transaction expenses, recorded as an offset to gross proceeds, of $102,051 to date, see Note 18 — Subsequent Events.
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
Restricted cash
At March 31, 2010 and March 31, 2009, restricted cash consisted primarily of funds held in escrow in certificates of deposit or money market accounts, at the banks associated with the loan facilities described in Note 8 — Loans Payable, and by our operating banks as security for transactions on our platform.
Member loans held for investment
We fund member loans ourselves from time to time to ensure a sufficient level of funding for borrower members. The majority of funds for such loans were obtained through our borrowings under loan facilities with various entities (see Note 8 — Loans Payable). As of March 31, 2010 and 2009, we had funded and retained an aggregate total of $19,689,575 and $15,043,025, respectively, of member loans to borrower members. These member loans are classified as held for investment based on management’s intent and ability to hold such member loans for the foreseeable future or to maturity. Member loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses incurred as of the balance sheet date. A member loan’s cost includes its unpaid principal balance along with unearned income, comprised of fees charged to borrower members offset by incremental direct costs for loans originated by us. Unearned income is amortized ratably over the member loan’s contractual life using the effective interest method.
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

A member loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Our member loan portfolio is comprised primarily of small groups of homogeneous, unsecured loans made to borrower members, which loans are evaluated for impairment at least every 120 days based on their payment status and information gathered through our collection efforts. Our estimate of the required allowance for loan losses is developed by estimating both the rate of default of the loans within each FICO band, a loan’s collection status, the borrower’s FICO score at or near the evaluation date, and the amount of probable loss in the event of a borrower member default. Loan losses are charged against the allowance when management believes the loss is confirmed. We make an initial assessment of whether a specific reserve is required on each delinquent loan no later than the 150th day of delinquency of that loan. As of March 31, 2010, we had identified and fully reserved $144,312 on 29 loans. Our aggregate allowance for loan losses was $781,758 at March 31, 2010, while as of March 31, 2009, we had identified and fully reserved $221,801 on 34 loans, and our aggregate allowance for loan losses was $1,110,726. For the year ended March 31, 2010, we charged off a total of 344 loans with an aggregate principal balance of $1,752,043. For the year ended March 31, 2009, we charged off a total of 45 loans with an aggregate principal balance of $209,321.
CM Loans and Notes held for investment at fair value
Starting October 13, 2008, our investors have had the opportunity to buy Notes issued by us. These Notes are special limited recourse obligations of LendingClub. Each series of Notes corresponds to a single corresponding member loan, or CM Loan, originated through our platform. In conjunction with this new operating structure effective as of October 13, 2008, for CM Loans and Notes, we adopted the provisions of FASB ASC 825-10 guidance on the fair value option for financial assets, which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that estimated unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We applied the provisions of FASB ASC 825-10 to the Notes and CM Loans.
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

Level 1	—	Quoted market prices in active markets for identical assets or liabilities:

Level 2	—	Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and

Level 3	—	Significant unobservable inputs.
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
Long-lived assets
In accordance with FASB ASC 360, “Property, Plant, and Equipment”, the Company evaluates potential impairments of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value. At March 31, 2009 and 2008, there was no impairment.
Software and website development costs
Software and website development costs are accounted for in accordance with FASB ASC 350, “Intangibles — Goodwill and Other.” Accordingly, the Company expenses all costs that relate to the planning and post implementation phases for software and website development. Costs associated with minor enhancements and maintenance for the Company’s website are expensed as incurred. Since the software and website development costs incurred after technological feasibility has been established have not been significant to date, and there remains uncertainty about the future economic benefit derived from internally developed software and the website, the Company has not capitalized any software or website development costs to date.
Advertising costs
Advertising costs are expensed as incurred. Advertising expenses included in sales, marketing and customer service operating expenses were $753,496 and $320,081 for the years ended March 31, 2010 and 2009, respectively.
Revenue recognition
Revenues primarily result from interest income and transaction fees earned on member loans originated through our online platform. Transaction fees include origination fees (borrower member paid) and servicing fees (investor member paid). Together we classify interest and fees earned on member loans as interest income (See Note 15 — Net Interest Income).
Revenues related to member loan origination fees are recognized in accordance with FASB ASC 310-20 guidance on nonrefundable fees and other costs. The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of March 31, 2010, ranged from 2.25% to 4.50% of the aggregate member loan amount. If the loan is for a small business or for a self-employed borrower, we charge an additional 1.5% loan origination fee. The member loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A member loan is considered issued when we move funds on our platform from the investor members’ accounts to the borrower member’s account, following which we initiate an Automated Clearing House (“ACH”) transaction to transfer funds from our platform accounts to the borrower member’s bank account.
Lender servicing fee revenue is recognized in accordance with FASB ASC 860 guidance on transfers and servicing of financial assets. Currently, a 1.00% service charge, based on any payments received, is charged to the investor at the time that we receive any payments from the borrower member. The service charge is deducted from any payments received on a member loan before the net amounts of those payments are allocated to the investors’ accounts.
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
At March 31, 2010 and 2009, gross future expected servicing fees related to these member loans was estimated to be $22,141 and $56,116, respectively, net of estimated future loan losses that would impair the value of this asset, which losses were estimated using those methods described in Allowance for loan losses in this footnote above. We have insufficient history to predict prepayments. However we believe that, based on our competitive interest rates, borrower members are unlikely to prepay their member loans in any great volume. For many borrower members, the main reason for securing a member loan with us is to provide needed cash flow at more attractive interest rates than could be obtained from other sources.
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
LendingClub Funded Member Loans
We have ourselves funded approximately $19.7 million of member loans originated through the platform. When a member loan has been funded in whole, or in part, by us, we retain the portion of the borrower member’s monthly loan payment that corresponds to the percentage of the member loan that we have funded. In these cases, we record interest income on these notes receivable.
Origination fees from member loans funded by us are offset by our direct loan origination costs. The net amount is initially deferred and subsequently amortized ratably over the term of the member loan as an adjustment to yield, and is reported in the accompanying statements of operations as interest income. As of March 31, 2010 and 2009, we had net unamortized deferred loan origination costs of $51,383 and $101,464, respectively (see Note 4 — Member Loans Held for Investment). These deferred loan origination costs will be amortized monthly as interest expense/(income) through the remaining life of the related, member loans.

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

This standard is effective for financial statements issued for interim and annual periods beginning after August 2009. We adopted ASU 2009-05 during the quarter ending March 31, 2010. The adoption did not have a material impact on our consolidated financial statements.
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
In January 2008, as detailed in Note 9 — Convertible Notes Payable, we issued two subordinated convertible promissory notes totaling $1,000,000. Additionally, in connection with the issuance of these subordinated convertible promissory notes, we issued warrants to purchase 234,742 shares of Series A convertible preferred stock, and we recorded a beneficial conversion feature of $178,755 of which a total of $0 and $156,410 was amortized to interest expense during the year ended March 31, 2010 and 2009, respectively. In September 2008, these notes were converted into 990,212 shares of our Series A preferred stock.
Because our convertible preferred stock and the subordinated convertible promissory notes on an as-converted basis are deemed to be anti-dilutive, and were therefore excluded from the computation of basic net loss per share, we have also decreased the net loss attributable to common stockholders by the value of our amortized beneficial conversion feature.
The following table details the computation of the basic and diluted net loss per share:

	Years Ended March 31,
	2010	2009

Net loss	$(10,255,136)	$(12,069,842)
Add: amortization of beneficial conversion feature on convertible preferred stock	—	156,410

Net loss attributable to common stockholders	$(10,255,136)	$(11,913,432)

Weighted-average common shares outstanding, basic and diluted	8,350,219	8,191,906
Net loss per common share:

Basic and diluted	$(1.23)	$(1.45)
Due to the losses attributable to common stockholders for each of the periods presented in the table below, the following potentially dilutive shares are excluded from the basic and diluted net loss per share calculation as including such shares in the calculation would be anti-dilutive.

	Years Ended March 31,
(Unaudited)	2010	2009
Excluded Securities:
Weighted-average Series A convertible preferred stock	15,740,285	12,930,323
Weighted-average Series B convertible preferred stock	16,036,346	834,769
Weighted-average restricted stock options issued to employees	2,756,456	1,770,535
Weighted-average warrants and contingent shares outstanding	1,825,561	1,410,988

Total common stock equivalents excluded from diluted net loss per share	36,358,648	16,946,615

4. Member Loans Held for Investment
Member loans funded by us and held for investment are as follows:

	Years Ended March 31,
	2010	2009
Unsecured member loans, net of chargeoffs	$8,275,561	$10,927,741
Deferred origination costs/(revenue), net	51,383	101,464

	8,326,944	11,029,205
Allowance for loan losses	(781,758)	(1,110,726)

Member loans held for investment, net	$7,545,186	$9,918,479

We provide an allowance for loan losses for member loans funded by us in accordance with FASB ASC 310-10-35 and FASB ASC 450. The allowance for loan losses is a valuation allowance established to provide for estimated credit losses in the portfolio of member loans held for investment at the balance sheet date. As of March 31, 2010, we had fully reserved for our portion of 29 member loans with an aggregate principal balance of $144,312.
Changes in the allowance for loan losses, the composition of the allowance for loan losses and the allowance for loan losses were as follows:

Balance at March 31, 2008	$373,624
Chargeoffs	(209,321)
Provision for loan losses	946,423

Balance at March 31, 2009	1,110,726
Chargeoffs	(1,752,043)
Provision for loan losses	1,423,075

Balance at March 31, 2010	$781,758

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

Of the $5,263,525 of member loans held for investment that we originated during the year ended March 31, 2010, we reclassified $564,080 to CM Loans held at fair value upon the sale to investor members of a like amount of Notes to which those member loans corresponded. The Notes were sold for an amount equal to the par value of the corresponding member loans, and therefore no gain or loss was recorded on the sale of the Notes or transfer of the member loans held for investment to CM Loans held at fair value.
5. CM Loans and Notes Held for Investment at Fair Value
At March 31, 2010 and 2009, we had the following assets and liabilities measured at fair value on a recurring basis :

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

March 31, 2010
Assets
CM Loans	$—	$—	$56,056,228	$56,056,228

Liabilities
Notes	$—	$—	$56,042,064	$56,042,064

March 31, 2009
Assets
CM Loans	$—	$—	$8,239,909	$8,239,909

Liabilities
Notes	$—	$—	$8.238.597	$8,238,597

Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended March 31, 2010:

	CM Loans	Notes
Fair value at March 31, 2008	$—	$—
Originations	9,110,175	9,110,175
Principal repayments	(462,336)	(463,713)

Outstanding principal	8,647,839	8,646,462
Realized and unrealized gains/(losses) included in earnings	(407,930)	(407,865)

Fair value at March 31, 2009	8,239,909	8,238,597
Originations	61,820,800	62,384,880
Reclassification of member loans held for investment	564,080	—
Principal repayments	(10,934,102)	(10,948,362)

Outstanding principal	59,690,687	59,675,115
Realized and unrealized gains/(losses) included in earnings	(3,634,459)	(3,633,051)

Fair value at March 31, 2010	$56,056,228	$56,042,064

The majority of realized and unrealized gains/(losses) included in earnings are attributable to changes in instrument-specific credit risk and are reported on the “Interest income, CM Loans, net” and “Interest income, Notes, net” line items. The majority of total realized and unrealized gains/(losses) were related to Level 3 instruments held at March 31, 2010.
At March 31, 2010, we had five CM Loans representing $23,650 of outstanding CM Loan principal, $12,154 of CM Loan fair value, and $12,148 of Notes principal fair value which were 90 days or more delinquent. At March 31, 2010, we had thirty-one CM Loans representing $264,363 of outstanding CM Loan principal, $11,193 of CM Loan fair value and $11,189 of Notes principal fair value which were on non-accrual status.
6. Property and Equipment
Property and equipment consists of the following:

	Est. Useful Life	March 31,
	(Years)	2010	2009

Computer equipment	3	$148,057	$124,610
Computer software	5	113,783	87,469
Furniture and fixtures	5	5,996	4,769
Domain name	5	20,952	20,952
Leasehold Improvement	3	10,902	—

Total		299,690	237,800
Accumulated Depreciation and Amortization		(168,863)	(97,807)

Property and equipment, net		$130,827	$139,993

7. Accrued Expenses

	March 31,
	2010	2009

Accrued professional fees	$450,590	$188,739
Accrued income taxes	—	1,050
Accrued compensation	380,322	234,378
Accrued sales tax and filing fees	332	82

Total accrued expenses	$831,244	$424,249

8. Loans Payable
Loans payable consists of the following:

	March 31,
	2010	2009

Growth capital term loan	$2,912,421	$2,704,571
Unamortized discount on growth capital term loan	(90,260)	(61,376)
Financing term loan	3,600,082	3,697,067
Unamortized discount on financing term loan	(150,595)	(179,061)
Private placement notes	2,365,830	3,726,731
Unamortized discount on notes payable	(130,371)	(240,128)

Total loans payable	$8,507,107	$9,647,804

At March 31, 2010, future maturities due on all loans payable were as follows:

Year ending March 31,
2011	$5,907,151
2012	2,601,694
2013	369,488

8,878,333
Less amount representing debt discount	(371,226)

Total loans payable	$8,507,107

Growth capital term loan
In October 2007, we entered into a loan and security agreement with a bank that allowed for borrowings of up to $3,000,000 for working capital needs. In October 2008, we amended the agreement to increase available borrowing to $4,000,000. The loan is secured by substantially all of our assets except our intellectual property rights, payments received on our CM Loans, and certain deposit accounts. Borrowings bear interest at a fixed rate of 8.5% per annum. Each advance is repayable in 36 equal monthly installments of principal and interest commencing the first day of the month following the advance. The growth capital term loan also requires us to maintain a certificate of deposit with the bank of $150,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. In December 2008, we drew down the remaining $1,000,000 of availability under this line. At March 31, 2010, no amounts were available for future financing under this agreement.
In connection with this loan agreement and its subsequent amendments, we issued fully exercisable warrants to purchase 164,320 shares of Series A convertible preferred stock at an exercise price of $1.065 per share, for which we recorded debt discounts of $135,696. Amortization of the debt discounts recorded for this loan, as amended, were $63,547 and $30,493 in the years ended March 31, 2010 and 2009, respectively, and were recorded as interest expense.
Financing term loan
In February 2008, we entered into a loan and security agreement with a lender that provides for financing of up to $5,000,000 to be lent out to borrower members funded by us. The financing term loan was available for advances through June 30, 2008, but was subsequently amended in October 2008 to allow availability through December 31, 2008. The interest rate is fixed at 10.0% per annum. The agreement requires that proceeds received from borrower member payments on member loans funded by us be used to pay down the financing term loan. The financing term loan is secured by substantially all of our assets except our intellectual property rights, payments received on the CM Loans, and certain deposit accounts. The financing term loan requires us to maintain a certificate of deposit with a bank of $250,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. At March 31, 2010, no amounts were available for future financing under this agreement.
In connection with this loan agreement, we issued fully exercisable warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at a price of $1.065 per share and recorded total debt discounts of $277,962. Amortization of the debt discounts recorded for this loan were $120,897 and $86,239 in the years ended March 31, 2010 and 2009, respectively, and were recorded as interest expense.

May 2009 term loan
On May 18, 2009, we entered into another secured loan facility, the May 2009 term loan, with our growth capital term loan and financing term loan lenders, and amended our prior growth capital term loan and financing term loan to accommodate the new borrowing. The May 2009 term loan allows us to borrow up to $4,000,000 at an interest rate of 10.0% per annum. We also paid a commitment fee of $20,000 and $9,850 of the lenders’ expenses in connection with the facility. The borrowings were used to fund member loans. The borrowings are secured by a blanket lien on substantially all of our assets, except our intellectual property rights, certain deposit accounts and payments received on CM Loans. Additionally, the May 2009 term loan was secured with a certificate of deposit in the amount of $300,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. The lenders also received the right to invest up to $500,000 each in our next round of equity financing on the same terms offered to other investors. On a monthly basis, we also agreed to maintain a minimum collateral ratio calculated as (i) the sum of the certificate of deposit collateral and the outstanding balance of member loans funded with the borrowing which are current in their payment status to (ii) the outstanding balance under the loan facility. In the event that the minimum collateral ratio is less than the minimum allowed under the agreement, we must increase the certificate of deposit to meet the minimum collateral ratio.
In connection with this loan facility, we issued each lender a fully exercisable warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share, (see Note 11 — Preferred Stock). The warrants may be exercised at any time on or before May 2019. The fair value of these warrants was estimated to be $184,860 using the Black-Scholes option pricing model with the following assumptions: a volatility of 57.4%, a contractual life of 10 years, no dividend yield and a risk-free interest rate of 3.22%. These values were capitalized as debt discounts and are being amortized to interest expense over the life of the term loans.
Effective August 3, 2009, we consolidated the growth capital term loan, the financing term loan and the May 2009 term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan, together the “Newly Restated Agreements.” The terms of the Newly Restated Agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on the CM Loans. Additionally, the Newly Restated Agreement continues to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment. Further, we agreed in the Newly Restated Agreements to maintain the same minimum collateral ratio as established in the May 2009 term loan. As of March 31, 2010, we had fully drawn down the entire $13,000,000 of combined availability under the Newly Restated Agreements.
Private placement notes
During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,707,964. Each note is repayable over three years and bears interest at the rate of 12% per annum. In June and July 2009, we issued an additional $200,000 of notes which bear interest at the rate of 8% per annum. We are using the proceeds of these notes to fund member loans. In connection with origination of these notes payable, we issued fully exercisable warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock (see Note 11 — Preferred Stock). We recorded a debt discount of $329,271, and amortization of the debt discount was recorded as interest expense of $109,757 and $89,142 for the year ended March 31, 2010 and 2009, respectively.
9. Convertible Notes Payable
In January 2008, we issued subordinated convertible promissory notes, or the convertible notes, to two venture capital stockholders with principal amounts of $500,000 each, under the terms of a note and warrant purchase agreement. The convertible notes bore interest at the rate of 8% per annum, and principal and interest are due in full on January 24, 2010. In connection with the issuance of the convertible notes, we issued warrants to purchase an aggregate of 234,742 shares of Series A convertible preferred stock to the convertible notes holders and recorded a debt discount of $178,755. This debt discount was amortized into interest expense over the life of the convertible notes. At March 31, 2010, the unamortized balance of the debt discount was $0, and both the related interest expense recognized during the year ended March 31, 2010 and 2009 was $0 and $156,410, respectively.
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

In accordance with FASB ASC 470-20 guidance on accounting for debt with conversion features and other options, the intrinsic value of the beneficial conversion feature (“BCF”) was determined to be equal to the fair value of the warrants as estimated above. Accordingly, we recorded a beneficial conversion feature of $178,755. This amount was amortized into interest expense over the life of the convertible notes. At March 31, 2010, the unamortized balance of the BCF was $0, and both the related interest expense recognized during the year ended March 31, 2010 and 2009 was $0 and $156,410, respectively.
10. Related Party Transactions
Of the private placement notes described in Note 8 — Loans Payable, $450,000 of original principal was invested by related parties on terms identical to those of given to the other private placement note investors. At March 31, 2010 and 2009, the outstanding principal balance of these notes was $213,579 and $357,764, respectively.
11. Preferred Stock
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
A complete description of the rights, preferences, privileges and restrictions of our common stock and the Series A and Series B convertible preferred stock is included in the Amended and Restated Certificate of Incorporation, as amended. There are significant restrictions on the obligation or right to redeem the outstanding convertible preferred stock. None of our convertible preferred stock is considered permanent equity based on the guidance of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” The significant terms of outstanding Series A and Series B convertible preferred stock are as follows:
Conversion — Each share of Series A and Series B convertible preferred stock is convertible, at the option of the holder, initially, into one share of common stock (subject to adjustments for events of dilution). The Series A and Series B convertible preferred stock will each automatically be converted upon the earlier of (i) the closing of an underwritten public offering of our common stock with aggregate gross proceeds that are at least $20,000,000 or (ii) the consent of the holders of a 55% majority of outstanding shares of Series A and Series B convertible preferred stock, voting together as a single class, on an as-converted to common stock basis. The Company’s preferred stock agreements contain certain anti-dilution provisions, whereby if the Company issues additional shares of capital stock for an effective price lower than the conversion price for a series of preferred stock immediately prior to such issue, then the existing conversion price of such series of preferred stock will be reduced. The Company determined that while its convertible preferred stock contains certain anti-dilution features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of FASB ASC 815, Derivatives and Hedging Activities.
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
12. Stockholders’ Deficit
Common stock
As of March 31, 2010, we have reserved shares of common stock for future issuance as follows:

Convertible preferred stock, Series A	15,740,285
Convertible preferred stock, Series B	16,036,346
Options to purchase common stock	2,938,500
Options available for future issuance	3,484,739
Convertible preferred Series A stock warrants	1,265,990
Convertible preferred Series B stock warrants	374,180
Common stock warrants	104,000

Total common stock reserved for future issuance	39,944,040

During the year ended March 31, 2010, we issued 94,076 shares of common stock in exchange for proceeds of $25,341 upon the exercise of employee stock options and 221,000 shares upon the exercise of warrants for $0.
13. Stock-Based Compensation
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
The Option Plan allows for employees to early exercise options on the first anniversary date of employment, regardless of the vested status of granted options. If an employee’s employment is terminated prior to fully vesting in options that have been early exercised, we may repurchase the common stock associated with unvested options at the original exercise price. As of March 31, 2010, none of the option holders have chosen to early exercise.

We used the Black-Scholes option pricing model for estimating the fair value of stock options granted with the following assumptions for the year ended March 31, 2010 and 2009:

	Years Ended March 31,
	2010	2009
Expected dividend yield	0%	0%
Expected volatility	53.8% – 61.5%	63.6%
Risk-free interest rates	2.72% – 3.60%	3.38%
Expected life	5.92 – 10.00 years	6.11 years
We have elected to use the calculated-value method under FASB ASC 718 to calculate the volatility assumption for fiscal 2010 and 2009. The expected life assumption was determined based upon historical data gathered from public peer companies. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. We have paid no cash dividends and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in our option-pricing models.
Options activity under the Option Plan is summarized as follows:

	Options Outstanding		Options Vested and Expected to Vest
				Weighted Average
	Shares Available	Number	Number	Exercise Price per
	for Grant	of Shares	of Shares	Share
Balances at March 31, 2008	2,249,000	1,443,000	373,750	$0.27
Additional Authorized	2,856,000	—	—	—
Options Granted	(964,800)	964,800	—	0.27
Options Exercised	—	(30,685)	—	0.27
Options Cancelled	498,565	(498,565)	—	0.27

Balances at March 31, 2009	4,638,765	1,878,550	756,312	$0.27
Options Granted	(2,195,978)	2,195,978	—	0.23
Options Exercised	—	(94,076)	—	0.27
Options Cancelled	1,041,952	(1,041,952)	—	0.24

Balances at March 31, 2010	3,484,739	2,938,500	1,041,062	$0.25

A summary by exercise price of outstanding options, vested options, and options vested and expected to vest at March 31, 2010, is as follows:

Exercise Price and		Weighted Average Remaining
Weighted Average	Number of Options	Contractual Life of	Number of Options	Number of Options
Exercise Price	Outstanding	Outstanding Options (Years)	Vested	Vested and Expected to Vest
$0.23	1,463,000	9.39	133,219	1,330,022
$0.27	1,475,500	7.63	907,843	1,418,734
A summary by outstanding options, vested options, and options vested and expected to vest at March 31, 2010, is as follows:

		Weighted Average
	Number of	Remaining Contractual	Weighted Average
	Options	Life (Years)	Exercise Price

Options Outstanding	2,938,500	8.51	$0.25

Vested Options	1,041,062	7.86	$0.26

Options Vested and Expected to Vest	2,748.756	8.48	$0.25

The following table presents details of stock-based compensation expenses by functional line item for the periods indicated:

	Years Ended March 31,
	2010	2009

Sales, marketing and customer service	$39,960	$10,093
Engineering	58,204	32,728
General and administrative	55,970	30,856

	154,134	73,677
Less stock-based compensation expense for non-employees	(5,663)	(4,579)

Total employee stock-based compensation expense	$148,471	$69,098

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.
During the years ended March 31, 2010 and 2009, we granted stock options to purchase 2,195,978 and 964,800 shares, respectively, of common stock with a weighted average grant date fair value of $0.13 and $0.17, respectively, per share. As of March 31, 2010, total unrecognized compensation cost was $199,282. These costs are expected to be recognized through October 2013.
14. Income Taxes
The Company recorded no provision for income taxes in either of the years ended March 31, 2010 or 2009.
The Company’s effective tax rate differs from the statutory federal rate for fiscal 2010 and 2009, as follows:

	For the Year Ended		For the Year Ended
	March 31, 2010		March 31, 2009

Tax at federal statutory rate	$(3,486,389)	34.00%	$(4,103,117)	34.00%
State, net of benefit, net of federal benefit	(586,153)	5.72%	(680,973)	5.64%
Nondeductible items	(191,680)	1.87%	224,737	-1.86%
Credits	(74,307)	0.72%	(145,723)	1.21%
Change in valuation allowance	4,339,047	-42.32%	4,701,600	-38.96%
Change in rate	(518)	0.01%	3,476	-0.03%

	$0	0.00%	$0	0.00%

The significant components of the Company’s deferred tax assets and liabilities as of March 31, 2010 and 2009, are as follows:

	March 31, 2010	March 31, 2009

Deferred tax assets
Depreciation and amortization	$4,568	$2,371
Net operating loss carryforwards	10,225,549	6,571,653
Reserves and accruals	1,156,319	548,557
Organizational and start-up costs	480,785	479,902
Credits	338,033	263,727

Gross deferred tax asset	12,205,254	7,866,210
Valuation allowance	(12,205,254)	(7,866,210)

Net deferred tax assets	—	—
Deferred tax liability	—	—
Net deferred tax assets (liability)	$—	$—

Due to the uncertainty surrounding the realization of the deferred tax asset in future tax returns, the Company has placed a full valuation allowance against its net deferred tax assets.
At March 31, 2010 and 2009, the Company had federal net operating loss carryforwards of approximately $25,737,946 and $16,546,249, respectively, to offset future federal taxable income and will expire commencing in 2027.
At March 31, 2010 and 2009, the Company had state net operating loss carryforwards of $25,388,029 and $16,214,569, respectively, to offset future state taxable income and will expire commencing in 2019.
At March 31, 2010 and 2009, the Company has federal research and development tax credit carryforwards of $249,843 and $234,798, respectively, that expire commencing in 2027.
At March 31, 2010 and 2009, the Company has state research and development tax credit carryforwards of $304,344 and $213,728, respectively. The state tax credit may be carried indefinitely.
For federal and state purposes, a portion of the Company’s net operating loss carryforwards may be subject to limitations on annual utilization in case of a change in ownership, as defined by federal and state tax law. The amount of such limitations, if any, has not been determined.
The Company adopted the new provisions of FASB ASC Topic 740, Income Taxes, on April 1, 2007. These new provisions clarify the accounting for uncertainty in tax positions and require that companies recognize in their financial statements the largest amount of a tax position that is more-likely-than-not to be sustained upon audit, based on the technical merits of the position. The adoption did not impact the Company’s financial condition, results of operations or cash flows for fiscal 2009 or 2010.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of these new provisions, the Company did not have any unrecognized tax benefits and associated accrued interest or penalties nor was any interest expense or penalties recognized during fiscal 2010.
As of March 31, 2010, the Company’s cumulative unrecognized tax benefit was approximately $138,547 which was netted against deferred tax assets with a full valuation allowance and if recognized there will be no effect on the Company’s effective tax rate. The aggregate changes in the balance of the Company’s unrecognized tax benefit were as follows:

Balance as of March 31, 2009	$112,132
Additions for tax positions related to the current year	38,807
Reductions for tax positions related to prior years	(12,392)

Balance as of March 31, 2010	$138,547

The Company does not believe the total amount of unrecognized benefit as of March 31, 2010, will increase or decrease significantly in the next twelve months. The Company files income tax returns in the U.S. federal jurisdiction and California jurisdictions. The Company’s tax years for 2006 and forward are subject to examination by the U.S. and California tax authorities as the statutes of limitation are still open.
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
The following table summarizes net interest income (expense) as follows:

	Years Ended March 31,
	2010	2009
Interest income:
Member loans held for investment	$1,289,290	$1,047,308
CM Loans held for investment at fair value
Interest and fees earned on CM Loans	5,101,995	346,462
Credit risk related adjustment (interest expense)	(3,634,458)	(407,929)
Cash and cash equivalents	27,559	49,240

Total interest income	$2,784,386	$1,035,081

Interest expense:
Notes held for investment at fair value
Interest and fees expensed on Notes	$2,837,532	$124,286
Credit risk related adjustment (interest income)	(3,633,050)	(407,865)
Loans payable	1,130,229	943,035
Convertible notes payable	—	39,890
Amortization of debt discount	294,200	362,286
Amortization of BCF	—	156,410

Total interest expense	$628,911	$1,218,042

A reconciliation of the table above to our Statements of Operations is as follows:

Per table above:
Total interest income	$2,784,386	$1,035,081
Total interest expense	(628,911)	(1,218,042)

	$2,155,475	$(182,961)

Per Statements of Operations:
Net interest income (loss), loans held for investment	$(107,580)	$(405,073)
Net interest income (loss), CM Loans and Notes held for investment at fair value	2,263,055	222,112

	$2,155,475	$(182,961)

16. Commitments and Contingencies
Operating leases
We lease our principal administrative and service facilities, as well as office equipment, under a two year operating lease. Rent expense was $155,487 and $154,572 for the years ended March 31, 2010 and 2009, respectively.
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
We have not recorded an accrued loss contingency under FASB ASC 450 in connection with this contingent liability. Accounting for loss contingencies pursuant to FASB ASC 450 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. We have assessed the contingent liability related to prior sales of member loans on the platform in accordance with FASB ASC 450 and have determined that the occurrence of the contingency is reasonably possible. In accordance with FASB ASC 450, we have estimated the range of loss as of March 31, 2010 as between $0 and $1.86 million, which is, as of March 31, 2010, the aggregate outstanding principal balance of member loans sold to persons unaffiliated with us from inception through April 7, 2008. In making this assessment, we considered our view, described above, that analyzing whether or not the operation of our platform involved an offer or sale of a “security” involved a complicated factual and legal analysis that was uncertain. In addition, we considered our belief that investor members have received what they expected to receive in the transactions under our prior operating structure. Generally, the performance of the outstanding member loans had, in our view, delivered to investor members the benefits they expected to receive in using our platform.
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
17. Employee Benefit Plan
We maintain a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute their annual compensation up to the maximum limit imposed by federal tax law. The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through March 31, 2010.
18. Subsequent Events
Subsequent to March 31, and through the date immediately prior to the release of these financial statements, the following subsequent events occurred:
On April 14, 2010, we issued 15,621,609 shares of Series C convertible preferred stock for aggregate cash consideration of $24,489,996. In connection with our private placement of Series C convertible preferred stock, we incurred transaction expenses, recorded as an offset to gross proceeds, of $102,051 to date. The shares are convertible into shares of our common stock, par value $0.01 per share, on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of the LendingClub certificate of incorporation.
In connection with the sale of Series C Preferred Stock, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares which we are authorized to issue from 83,600,000 shares to 117,116,801 shares, 68,000,000 of which are designated as common stock, 17,006,275 of which are designated as Series A Preferred Stock, 16,410,526 of which are designated as Series B Preferred Stock, and 15,700,000 of which are designated as Series C Preferred Stock. Also in connection with the issuance and sale of the Series C convertible preferred stock, we increased the number of shares of our common stock authorized for issuance pursuant to its 2007 Stock Incentive Plan to 9,096,778 shares.
On May 28, 2010, the Company granted 2,535,000 options to purchase shares of its common stock to its employees under the Option Plan. The options have an exercise price of $0.41 per share and will vest with respect to 25% of the shares upon the employee’s completion of one year of service measured from the vesting commencement date and the balance of the option shares in a series of twelve successive equal quarterly installments upon the employee’s completion of each additional quarter of service over the thirty-six month period measured from the first anniversary of the vesting commencement date.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2010 LendingClub Corporation
By:	/s/ Renaud Laplanche
Renaud Laplanche
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Renaud Laplanche	Chief Executive Officer and Director	June 29, 2010
Renaud Laplanche	(Principal Executive Officer)

/s/ Howard Solovei	Vice President, Finance and Administration	June 29, 2010
Howard Solovei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey M. Crowe	Director	June 29, 2010
Jeffrey M. Crowe

/s/ Daniel Ciporin	Director	June 29, 2010
Daniel Ciporin

/s/ Rebecca Lynn	Director	June 29, 2010
Rebecca Lynn

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of LendingClub Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s 8-K, filed April 20, 2010)

3.2	Amended and Restated Bylaws of LendingClub Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed June 17, 2009)

4.1
Form of three-year Member Payment Dependent Note (included as Exhibit A in Exhibit 4.5) (incorporated by reference to Exhibit 4.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

4.2
Form of Indenture between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of the Company’s Amendment #3 to Form S-1, Registration No. 333-151827, filed October 9, 2008)

4.3
First Supplemental Indenture, dated July 10, 2009, between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 of the Company’s Post-Effective Amendment No. 3, Registration No. 333-151827, filed July 23, 2009)

4.4	Form of Investor Agreement (incorporated by reference to Exhibit 4.4 of the Company’s Post-Effective Amendment No. 4, Registration No. 333-151827, filed January 19, 2010)

4.5
Second Supplemental Indenture, dated May 5, 2010, between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

4.6
Form of five-year Member Payment Dependent Note (included as Exhibit B in Exhibit 4.5) (incorporated by reference to Exhibit 4.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.1	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.2	Form of Borrower Membership Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.3
Second Amended and Restated Loan and Security Agreement, dated as of August 3, 2009, between LendingClub Corporation and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed August 11, 2009)

10.4
Amended and Restated Loan and Security Agreement, dated as of August 3, 2009, between LendingClub Corporation, the Gold Hill Lenders referenced on Exhibit A attached thereto, Gold Hill Venture Lending 03, LP, and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed August 11, 2009)

10.5
First Amendment to Amended And Restated Loan and Security Agreement, dated April 15, 2010, by and among LendingClub Corporation, Gold Hill Venture Lending 03, LP, and Silicon Valley Bank (incorporated by reference to Exhibit 10.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice President, Finance and Administration, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Vice President, Finance and Administration, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002