Form 10-Q
period 2010-06-30
LendingClub Corp
filed 2010-08-06
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
(650) 482-5233
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2010, there were 8,565,011 shares of the registrant’s common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our borrower members, credit scoring, FICO scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
•	the status of borrower members, the ability of borrower members to repay member loans and the plans of borrower members;
•	our ability to attract additional investor members;
•	expected rates of return and interest rates;
•	the attractiveness of our lending platform;
•	our financial performance;
•	the availability and functionality of the trading platform;
•	our ability to retain and hire competent employees and appropriately staff our operations;
•	regulatory developments;
•	our intellectual property; and
•	our estimates regarding expenses, future revenue, capital requirements and need for additional financing.
We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in forward-looking statements. We have included important factors in the “Risk Factors” section that could cause actual results or events to differ materially from these forward-looking statements. You should carefully review those factors and also the risks outlined in other documents we have filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, and the Prospectus for the Member Payment Dependent Notes dated July 30, 2010. In this Quarterly Report on Form 10-Q, we refer to the Member Payment Dependent Notes that we issue to investors as the “Notes,” and we refer to the corresponding loans made to borrower members as “CM Loans.” Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LendingClub Corporation
Condensed Balance Sheets

	June 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$23,837,256	$2,572,174
Restricted cash	852,000	1,352,000
Member loans held for investment, net of allowance for loan losses	6,931,527	7,545,186
CM Loans held for investment, at fair value	76,422,175	56,056,228
Other receivables	591,326	52,956
Loan servicing rights, at fair value	15,023	22,141
Prepaid expenses and other assets	112,245	242,380
Property and equipment, net	126,582	130,827
Deposits	42,792	50,134

Total assets	$108,930,926	$68,024,026

LIABILITIES
Accounts payable	$634,075	$422,690
Accrued expenses	692,121	831,244
Notes, at fair value	76,392,955	56,042,064
Deferred revenue	15,023	22,141
Loans payable, net of debt discount	7,063,228	8,507,107

Total liabilities	84,797,402	65,825,246

Commitments and contingencies (see Note 14)

PREFERRED STOCK
Preferred Stock	52,850,391	28,462,446

Total preferred stock	52,850,391	28,462,446

STOCKHOLDERS’ DEFICIT
Common stock	85,650	85,358
Additional paid-in capital	3,877,227	3,805,485
Accumulated deficit	(32,679,744)	(30,154,509)

Total stockholders’ deficit	(28,716,867)	(26,263,666)

Total liabilities, preferred stock and stockholders’ deficit	$108,930,926	$68,024,026

The accompanying notes are an integral part of these condensed financial statements.

LendingClub Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Revenues
Member loans held for investment
Interest income, net	$233,145	$332,709
Interest expense	(295,516)	(336,786)

Net interest loss, member loans held for investment	(62,371)	(4,077)
Provision for loan losses	(182,014)	(463,675)

Net interest loss after provision for loan losses	(244,385)	(467,752)

CM Loans and Notes held for investment at fair value
Interest income, CM Loans, net	1,365,237	160,988
Interest income, Notes, net	(116,623)	(5,826)

Net interest income, CM Loans and Notes, held for investment at fair value	1,248,614	155,162

Amortization of loan servicing rights	5,841	7,888
Other Revenue	95,158	7,850

Total income/(losses)	1,105,228	(296,852)

Operating expenses
Sales, marketing and customer service	2,298,366	1,196,139
Engineering	498,370	426,071
General and administrative	833,727	941,885

Total operating expenses	3,630,463	2,564,095

Loss before provision for income taxes	(2,525,235)	(2,860,947)

Provision for income taxes	—	—

Net loss	(2,525,235)	(2,860,947)

Net loss attributable to common stockholders	$(2,525,235)	$(2,860,947)

Basic and diluted net loss per share	$(0.30)	$(0.35)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,558,261	8,223,810
The accompanying notes are an integral part of these condensed financial statements.

LendingClub Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the Three months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(2,525,235)	$(2,860,947)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	18,900	16,230
Amortization of debt issuance costs	—	1,760
Non-cash interest expense	1,739,927	324,967
Non-cash interest income	(1,662,808)	(255,191)
Stock based compensation expense	63,348	29,969
Change in fair value of loan servicing rights	7,118	10,184
Interest capitalized on loans	36,273	23,910
Provision for loan losses	182,014	463,675
Changes in operating assets and liabilities
Other receivables	(538,370)	26,585
Deposits	7,342	93,198
Prepaid expenses and other assets	130,135	(261,476)
Accounts payable	211,385	218,297
Accrued expenses	(139,123)	(46,124)
Deferred revenue	(7,118)	(10,185)

Net cash used in operating activities	(2,476,212)	(2,225,148)

Cash flows from investing activities
Member loans originated	(974,325)	(3,897,175)
Origination of CM Loans held at fair value	(28,619,475)	(6,119,201)
Repayment of member loans originated	1,369,697	1,257,177
Repayment of CM Loans held at fair value	6,589,223	904,606
Change in restricted cash	500,000	(800,000)
Purchase of property and equipment	(14,655)	(5,054)

Net cash used in investing activities	(21,149,535)	(8,659,647)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	3,068,328
Proceeds from issuance of Notes held at fair value	28,619,475	6,119,200
Payments on notes payable	(1,518,713)	(1,132,653)
Payments on Notes held at fair value	(6,605,776)	(906,116)
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	24,387,945	—
Proceeds from issuance of common stock	7,898	3,071

Net cash provided by financing activities	44,890,829	7,151,830

Net increase (decrease) in cash and cash equivalents	21,265,082	(3,732,965)

Cash and cash equivalents — beginning of period	2,572,174	11,998,541

Cash and cash equivalents — end of period	$23,837,256	$8,265,576

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,000,113	$528,103

Supplemental disclosure of non-cash investing and financing activities:

Issuance of Series B convertible preferred stock warrants in exchange for term loan agreement	$—	$184,860
The accompanying notes are an integral part of these condensed financial statements.

LENDINGCLUB CORPORATION
Notes to Condensed Financial Statements
(Unaudited)
1. Basis of Presentation
The condensed balance sheet as of June 30, 2010, the condensed statements of operations for the three months ended June 30, 2010 and 2009, respectively, and the condensed statements of cash flows for the three months ended June 30, 2010 and 2009, respectively, have been prepared by LendingClub Corporation, or Lending Club, and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made for a fair presentation of interim results. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed balance sheet as of March 31, 2010 has been derived from the audited financial statements at that date.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended March 31, 2010.
2. Summary of Significant Accounting Policies
Liquidity
We have incurred operating losses since our inception. For the three months ended June 30, 2010 and 2009, we incurred net losses of $2,525,235 and $2,860,947, respectively. For the three months ended June 30, 2010 and 2009, we had negative cash flows from operations of $2,476,212 and $2,225,148, respectively. Additionally, we have an accumulated deficit of $32,679,744 and a stockholders’ deficit of $28,716,867 as of June 30, 2010.
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
During the three months ended June 30, 2010, we issued 15,621,609 shares of Series C convertible preferred stock for aggregate cash consideration of $24,489,996. In connection with our private placement of Series C convertible preferred stock, we incurred transaction expenses, recorded as an offset to gross proceeds, of $102,051.
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

Restricted cash
At June 30, 2010, and March 31, 2010, restricted cash consisted primarily of funds held in escrow in certificates of deposit or money market accounts at the banks associated with the loan facilities described in Note 6 — Loans Payable, and by our operating banks as security for transactions on our platform.
Member loans held for investment
We fund member loans ourselves from time to time to ensure a sufficient level of funding for borrower members. The majority of funds for such loans were obtained through our borrowings under loan facilities with various entities (see Note 6 — Loans Payable). As of June 30, 2010 and March 31, 2010, we had funded and retained an aggregate total of $20,663,900 and $19,689,575, respectively, of member loans to borrower members. These member loans are classified as held for investment based on management’s intent and ability to hold such member loans for the foreseeable future or to maturity. Member loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses incurred as of the balance sheet date. A member loan’s cost includes its unpaid principal balance along with unearned income, comprised of fees charged to borrower members offset by incremental direct costs for loans originated by us. Unearned income is amortized ratably over the member loan’s contractual life using the effective interest method.
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
CM Loans and Notes held for investment at fair value
Starting October 13, 2008, our investors have had the opportunity to buy Notes issued by us. These Notes are special limited recourse obligations of Lending Club. Each series of Notes corresponds to a single corresponding member loan, or CM Loan originated through our platform. In conjunction with this new operating structure effective as of October 13, 2008, for CM Loans and Notes, we adopted the provisions of FASB ASC 825-10 guidance on the fair value option for financial assets, which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that estimated unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We applied the provisions of FASB ASC 825-10 to the Notes and CM Loans.
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
Revenues related to member loan origination fees are recognized in accordance with FASB ASC 310-20 guidance on nonrefundable fees and other costs. The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of June 30, 2010, ranged from 2.25% to 4.50% of the aggregate member loan amount. If the loan is for a small business or for a self-employed borrower, we charge an additional 1.5% loan origination fee. The member loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and are subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A member loan is considered issued when we move funds on our platform from the investor members’ accounts to the borrower member’s account, following which we initiate an Automated Clearing House (“ACH”) transaction to transfer funds from our platform accounts to the borrower member’s bank account.
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
Our treatment of interest and fee income is determined by the category that each member loan origination falls into, which are:
•	Third Party Purchased Member Loans — Member loans originated through our platform and sold to third party investor members through April 7, 2008.
•	Member Loans Originated as CM Loans — CM Loans originated on or after October 13, 2008.
•	Lending Club Funded Member Loans — Member loans we funded ourselves, irrespective of when originated.

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
At June 30, 2010 and March 31, 2010, gross future expected servicing fees related to these member loans was estimated to be $15,024 and $22,141, respectively, net of estimated future loan losses that would impair the value of this asset, which losses were estimated using those methods described in Allowance for loan losses in this footnote above. We have insufficient history to predict prepayments. However we believe that, based on our competitive interest rates, borrower members are unlikely to prepay their member loans in any great volume. For many borrower members, the main reason for securing a member loan with us is to provide needed cash flow at more attractive interest rates than could be obtained from other sources.
Further, because the earnings process is deemed to be complete at the time these member loans were transferred to the investors, and because there is no recourse to us in the event of default by the borrower member, we recognized 100% of the origination fee as revenue at the time the member loan was transferred to the purchaser and included the fee in interest income.
Member Loans Originated as CM Loans
Investor members are no longer able to purchase member loans. Rather, as described above, each member loan, or CM Loan, is recorded as a note receivable funded by us, while Notes, which are special limited recourse obligations of Lending Club corresponding to those CM Loans, are recorded as notes payable issued by us to investors. After we receive payments of principal and interest on the CM Loans, we in turn make principal and interest payments on the Notes. These principal payments reduce the carrying value of both the CM Loans and Notes. If we do not receive a payment on the CM Loan, we are not obligated to and will not make any payments on the corresponding Notes. In light of this new structure, we adopted and account for the CM Loans and Notes under the provisions of FASB ASC 825 as described above.
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
Lending Club Funded Member Loans
We have ourselves funded approximately $20.7 million of member loans originated through the platform. When a member loan has been funded in whole, or in part, by us, we retain the portion of the borrower member’s monthly loan payment that corresponds to the percentage of the member loan that we have funded. In these cases, we record interest income on these notes receivable.
Origination fees from member loans funded by us are offset by our direct loan origination costs. The net amount is initially deferred and subsequently amortized ratably over the term of the member loan as an adjustment to yield, and is reported in the accompanying statements of operations as interest income. As of June 30, 2010 and March 31, 2010, we had net unamortized deferred loan origination costs of $15,110 and $51,383, respectively (see Note 4 — Member Loans Held for Investment). These deferred loan origination costs will be amortized monthly as interest expense/(income) through the remaining life of the related, member loans.

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
New accounting pronouncements
In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in fiscal years beginning after December 15, 2009. We adopted this standard during the quarter ending June 30, 2010. The adoption did not have a material impact on our consolidated financial statements.
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

The following table details the computation of the net loss per share (unaudited):

	Three Months Ended June 30,
	2010	2009

Net loss	$(2,525,235)	$(2,860,947)

Weighted-average common shares outstanding, basic and diluted	8,558,261	8,223,810
Net loss per common share:

Basic and diluted	$(0.30)	$(0.35)
Due to the losses for each of the periods presented in the table below, the following potentially dilutive shares are excluded from the basic and diluted net loss per share calculation as including such shares in the calculation would be anti-dilutive.

	Three Months Ended June 30,
(Unaudited)	2010	2009
Excluded Securities:
Weighted-average Series A convertible preferred stock	15,740,285	15,740,285
Weighted-average Series B convertible preferred stock	16,036,346	16,036,346
Weighted-average Series C convertible preferred stock	13,389,951	—
Weighted-average restricted stock options issued to employees	3,863,143	2,317,135
Weighted-average warrants and contingent shares outstanding	1,744,383	1,771,912

Total common stock equivalents excluded from diluted net loss per share	50,774,108	35,865,678

4. Member Loans Held for Investment
Member loans funded by us and held for investment are as follows:

	As of June 30,
	2010	As of March 31,
	(unaudited)	2010
Unsecured member loans, net of chargeoffs	$7,669,476	$8,275,561
Deferred origination costs, net	15,111	51,383

	7,684,586	8,326,944
Allowance for loan losses	(753,060)	(781,758)

Member loans held for investment, net	$6,931,527	$7,545,186

As of June 30, 2010, we had identified and fully reserved $203,893 on 54 loans, and our aggregate allowance for loan losses was $753,060. As of March 31, 2010, we had identified and fully reserved $144,312 on 29 loans. For the three months ended June 30, 2010, we charged off a total of 48 loans with an aggregate principal balance of $210,712, while during the three months ended June 30, 2009, we charged off a total of 33 loans with an aggregate principal balance of $228,875.

Changes in the allowance for loan losses, the composition of the allowance for loan losses and the allowance for loan losses were as follows (unaudited except balance at March 31, 2010):

Balance at March 31, 2010	$781,758
Chargeoffs	(210,712)
Provision for loan losses	182,014

Balance at June 30, 2010	$753,060

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
5. CM Loans and Notes Held for Investment at Fair Value
At June 30, 2010, we had the following assets and liabilities measured at fair value on a recurring basis (unaudited):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Assets
CM Loans	—	—	$76,422,175	$76,422,175

Liabilities
Notes	—	—	$76,392,955	$76,392,955
Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2010 (unaudited except balances at March 31, 2010):

	CM Loans	Notes
Fair value at March 31, 2010	$56,056,228	$56,042,064
Originations	28,619.475	28,619,475
Principal repayments	(6,589,223)	(6,605,776)

Outstanding principal	78,086,480	78,055,763
Realized and unrealized gains/(losses) included in earnings	(1,664,305)	(1,662,808)

Fair value at June 30, 2010	$76,422,175	$76,392,955

The majority of realized and unrealized gains/(losses) included in earnings are attributable to changes in instrument-specific credit risk and are reported on the “Interest income, CM Loans, net” and “Interest income, Notes, net” line items. The majority of total realized and unrealized gains/(losses) were related to Level 3 instruments held at June 30, 2010.
At June 30, 2010, we had thirty CM Loans representing $243,232 of outstanding CM Loan principal, $79,617 of CM Loan fair value, and $79,563 of Notes principal fair value which were 90 days or more delinquent. At June 30, 2010, we had fifty seven CM Loans representing $394,611 of outstanding CM Loan principal, $8,960 of CM Loan fair value and $8,948 of Notes principal fair value which were on non-accrual status.

6. Loans Payable
Loans payable consists of the following:

	As of June 30,
	2010	As of March 31,
	(unaudited)	2010
Growth capital term loan	$2,407,018	$2,912,421
Unamortized discount on growth capital term loan	(73,731)	(90,260)
Financing term loan	3,011,140	3,600,082
Unamortized discount on financing term loan	(119,729)	(150,595)
Private placement notes	1,941,462	2,365,830
Unamortized discount on private placement notes	(102,932)	(130,371)

Total loans payable	$7,063,228	$8,507,107

At June 30, 2010, future maturities due on all loans payable were as follows (unaudited):

Year ending March 31,
2011	$4,388,431
2012	2,601,694
2013	369,488

7,359,620
Less amount representing debt discount	(296,392)

Total loans payable	$7,063,228

Growth capital term loan
In October 2007, we entered into a loan and security agreement with a bank that allowed for borrowings of up to $3,000,000 for working capital needs. In October 2008, we amended the agreement to increase available borrowing to $4,000,000. The loan is secured by substantially all of our assets except our intellectual property rights, payments received on our CM Loans, and certain deposit accounts. Borrowings bear interest at a fixed rate of 8.5% per annum. Each advance is repayable in 36 equal monthly installments of principal and interest commencing the first day of the month following the advance. The growth capital term loan also requires us to maintain a certificate of deposit with the bank of $150,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. In December 2008, we drew down the remaining $1,000,000 of availability under this line. At June 30, 2010, no amounts were available for future financing under this agreement.
In connection with this loan agreement and its subsequent amendments, we issued fully exercisable warrants to purchase 164,320 shares of Series A convertible preferred stock at an exercise price of $1.065 per share, for which we recorded debt discounts of $135,696. Amortization of the debt discounts recorded for this loan, as amended, were $16,529 and $13,961 in the three months ended June 30, 2010 and 2009, respectively, and were recorded as interest expense.
Financing term loan
In February 2008, we entered into a loan and security agreement with a lender that provided for financing of up to $5,000,000 to be lent out to borrower members funded by us. The financing term loan was available for advances through June 30, 2008, but was subsequently amended in October 2008 to allow availability through December 31, 2008. The interest rate is fixed at 10.0% per annum. The agreement requires that proceeds received from borrower member payments on member loans funded by us be used to pay down the financing term loan. The financing term loan is secured by substantially all of our assets except our intellectual property rights, payments received on the CM Loans, and certain deposit accounts. The financing term loan requires us to maintain a certificate of deposit with a bank of $250,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. At June 30, 2010, no amounts were available for future financing under this agreement.

In connection with this loan agreement, we issued fully exercisable warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at a price of $1.065 per share and recorded total debt discounts of $277,962. Amortization of the debt discounts recorded for this loan were $30,866 and $28,299 in the three months ended June 30, 2010 and 2009, respectively, and were recorded as interest expense.
May 2009 term loan
In May 2009, we entered into another secured loan facility, the May 2009 term loan, with our growth capital term loan and financing term loan lenders, and amended our prior growth capital term loan and financing term loan to accommodate the new borrowing. The May 2009 term loan allows us to borrow up to $4,000,000 at an interest rate of 10.0% per annum. We also paid a commitment fee of $20,000 and $9,850 of the lenders’ expenses in connection with the facility. The borrowings were used to fund member loans. The borrowings are secured by a blanket lien on substantially all of our assets, except our intellectual property rights, certain deposit accounts and payments received on CM Loans. Additionally, the May 2009 term loan was secured with a certificate of deposit in the amount of $300,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. The lenders also received the right to invest up to $500,000 each in our next round of equity financing on the same terms offered to other investors. On a monthly basis, we also agreed to maintain a minimum collateral ratio calculated as (i) the sum of the certificate of deposit collateral and the outstanding balance of member loans funded with the borrowing which are current in their payment status to (ii) the outstanding balance under the loan facility. In the event that the minimum collateral ratio is less than the minimum allowed under the agreement, we must increase the certificate of deposit to meet the minimum collateral ratio.
Effective August 3, 2009, we consolidated the growth capital term loan, the financing term loan and the May 2009 term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan, together the “Newly Restated Agreements.” The terms of the Newly Restated Agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on the CM Loans. Additionally, the Newly Restated Agreement continues to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment. Further, we agreed in the Newly Restated Agreements to maintain the same minimum collateral ratio as established in the May 2009 term loan. As of June 30, 2010, we had fully drawn down the entire $13,000,000 of combined availability under the Newly Restated Agreements.
In connection with this loan facility, we issued fully exercisable warrants to purchase an aggregate of 187,090 shares of Series B convertible preferred stock at a price of $0.7483 per share and recorded total debt discounts of $277,962. Amortizations of those debt discounts are included in the amortizations of debt discounts presented above for the growth capital term loan and the financing term loan.
Private placement notes
During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,707,964. Each note is repayable over three years and bears interest at the rate of 12% per annum. In June and July 2009, we issued an additional $200,000 of notes which bear interest at the rate of 8% per annum. We are using the proceeds of these notes to fund member loans. In connection with origination of these notes payable, we issued fully exercisable warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock (see Note 9 — Preferred Stock). We recorded a debt discount of $329,271, and amortization of the debt discount was recorded as interest expense of $27,439 and $27,439 for the three months ended June 30, 2010 and 2009, respectively.
8. Related Party Transactions
Of the private placement notes described in Note 6 — Loans Payable, $450,000 of original principal was invested by related parties on terms identical to those of given to the other private placement note investors. At June 30, 2010 and 2009, the outstanding principal balance of these notes was $174,762 and $323,315, respectively.

9. Preferred Stock
Convertible preferred stock
In March 2009, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares which we are authorized to issue from 49,500,000 shares to 83,200,000 shares, 50,000,000 of which are designated as common stock, and 33,200,000 of which are designated as preferred stock.
In July 2009, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares which we are authorized to issue from 83,200,000 shares to 83,600,000 shares, 50,000,000 of which are designated as common stock, and 33,600,000 of which are designated as preferred stock.
In April 2010, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares which we are authorized to issue from 83,600,000 shares to 117,116,801 shares, 68,000,000 of which are designated as common stock, 17,006,275 of which are designated as Series A Preferred Stock, 16,410,526 of which are designated as Series B Preferred Stock, and 15,700,000 of which are designated as Series C Preferred Stock.
A complete description of the rights, preferences, privileges and restrictions of our common stock and the Series A, Series B, and Series C convertible preferred stock is included in the Amended and Restated Certificate of Incorporation, as amended. The outstanding shares of convertible preferred stock are not redeemable. None of our convertible preferred stock is considered permanent equity based on the guidance of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” The significant terms of outstanding Series A, Series B, and Series C convertible preferred stock are as follows:
Conversion — Each share of convertible preferred stock is convertible, at the option of the holder, initially, into one share of common stock (subject to adjustments for events of dilution). Each share of convertible preferred stock will each automatically be converted upon the earlier of (i) the closing of an underwritten public offering of our common stock with aggregate gross proceeds that are at least $30,000,000 or (ii) the consent of the holders of a 65% majority of outstanding shares of convertible preferred stock, voting together as a single class, on an as-converted to common stock basis. The Company’s preferred stock agreements contain certain anti-dilution provisions, whereby if the Company issues additional shares of capital stock for an effective price lower than the conversion price for a series of preferred stock immediately prior to such issue, then the existing conversion price of such series of preferred stock will be reduced. The Company determined that while its convertible preferred stock contains certain anti-dilution features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of FASB ASC 815, Derivatives and Hedging Activities.
Liquidation preference — Upon any liquidation, winding up or dissolution of us, whether voluntary or involuntary (a “Liquidation Event”), before any distribution or payment shall be made to the holders of any common stock, the holders of convertible preferred stock shall, on a pari passu basis, be entitled to receive by reason of their ownership of such stock, an amount per share of Series A convertible preferred stock equal to $1.065 (as adjusted for stock splits recapitalizations and the like) plus all declared and unpaid dividends (the “Series A Preferred Liquidation Preference”), an amount per share of Series B convertible preferred stock equal to $0.7483 (as adjusted for stock splits recapitalizations and the like) plus all declared and unpaid dividends (the “Series B Preferred Liquidation Preference”) and an amount per share of Series C convertible preferred stock equal to $1.5677 (as adjusted for stock splits recapitalizations and the like). However, if upon any such Liquidation Event, the assets of ours shall be insufficient to make payment in full to all holders of convertible preferred stock of their respective liquidation preferences, then the entire assets of ours legally available for distribution shall be distributed with equal priority between the holders of based upon the amounts such series was to receive. Any excess assets, after payment in full of the liquidation preferences to the convertible preferred stockholders, are then allocated to the holders of common and preferred stockholders, pro-rata, on an as-if-converted to common stock basis.
Dividends — If and when declared by the Board of Directors, the holders of Series A, Series B, and Series C convertible preferred stock, on a pari passu basis, will be entitled to receive non-cumulative dividends at a rate of 6% per annum in preference to any dividends on common stock (subject to adjustment for certain events). The holders of Series A, Series B, and Series C convertible preferred stock are also entitled to receive with common stockholders, on an as-if-converted basis, any additional dividends issued by us.
Voting rights — Generally, preferred stockholders have one vote for each share of common stock that would be issuable upon conversion of preferred stock. Voting as a separate class, and on an as-if-converted to common stock basis, the Series A convertible preferred stockholders are entitled to elect two members of the Board of Directors and the holders of Series B convertible preferred stockholders are entitled to elect one member of the Board of Directors. The Series C convertible preferred stockholders are not entitled to elect a member of the Board of Directors. The holders of common stock, voting as a separate class, are entitled to elect one member of the Board of Directors. The remaining directors are elected by the preferred stockholders and common stockholders voting together as a single class on an as-if-converted to common stock basis.

10. Stockholders’ Deficit
Common stock
As of June 30, 2010, we have reserved shares of common stock for future issuance as follows (unaudited):

Convertible preferred stock, Series A	15,740,285
Convertible preferred stock, Series B	16,036,346
Convertible preferred stock, Series C	15,621,609
Options to purchase common stock	5,444,250
Options available for future issuance	3,498,517
Convertible preferred Series A stock warrants	1,265,990
Convertible preferred Series B stock warrants	374,180
Common stock warrants	110,463

Total common stock reserved for future issuance	58,091,640

During the three months ended June 30, 2010 we issued 29,250 shares of common stock in exchange for proceeds of $7,898 upon the exercise of employee stock options.
In June 2010, in connection with the issuance of Notes, we issued fully exercisable warrants to purchase 6,463 shares of common stock at $1.5677 per share. The warrants may be exercised at any time on or before June 2020. The fair value of these warrants was estimated to be $788 using the Black-Scholes option pricing model with the following assumptions: a volatility of 46.31%, a contractual life of 10 years, no dividend yield and a risk-free interest rate of 3.05%. The entire warrant value of $788 was expensed as interest expense in the three months ended June 30, 2010.
11. Stock-Based Compensation
Under our 2007 Stock Incentive Plan, or the Option Plan, we may grant options to purchase shares of common stock to employees, executives, directors and consultants at exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory options. An aggregate of 9,096,778 shares have been authorized for issuance under the Option Plan. These options generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 12 quarters thereafter.
The Option Plan allows for employees to early exercise options. If an employee’s employment is terminated prior to fully vesting in options that have been early exercised, we may repurchase the common stock associated with unvested options at the original exercise price. As of June 30, 2010, none of the option holders have chosen to early exercise.
We used the Black-Scholes option pricing model for estimating the fair value of stock options granted with the following assumptions for the three months ended June 30, 2010 and 2009 (unaudited):

	Three Months Ended
	June 30,
	2010	2009
Expected dividend yield	0%	0%
Expected volatility	46.65%	53.8%
Risk-free interest rates	2.45%	2.81%
Expected life	6.08 years	6.05 years
We have elected to use the calculated-value method under FASB ASC 718 to calculate the volatility assumption for three months ended June 30, 2010 and 2009. The expected life assumption was determined based upon historical data gathered from public peer companies. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. We have paid no cash dividends and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in our option-pricing models.

Options activity under the Option Plan is summarized as follows (unaudited except balances at March 31, 2010):

	Options Outstanding		Vested and Expected to Vest
				Weighted Average
	Shares Available	Number	Number	Exercise Price per
	for Grant	of Shares	of Shares	Share
Balances at March 31, 2010	3,484,739	2,938,500	1,041,062	$0.25
Additional Shares Authorized	2,548,778
Options Granted	(2,535,000)	2,535,000	—	0.41
Options Exercised	—	(29,250)	—	0.27

Balances at June 30, 2010	3,498,517	5,444,250	4,922,217	$0.32

A summary by exercise price of outstanding options, vested options, and options vested and expected to vest at June 30, 2010, is as follows (unaudited):

Exercise Price and		Weighted Average Remaining
Weighted Average	Number of Options	Contractual Life of		Number of Options Vested
Exercise Price	Outstanding	Outstanding Options (Years)	Number of Options Vested	and Expected to Vest
$0.23	1,463,000	9.04	299,000	1,317,500
$0.27	1,446,250	7.40	968,984	1,386,592
$0.41	2,535,000	9.00	—	2,218,125
A summary by outstanding options, vested options and options vested and expected to vest at June 30, 2010, is as follows (unaudited):

		Weighted Average Remaining	Weighted Average
	Number of Options	Contractual Life (Years)	Exercise Price
Options Outstanding	5,444,250	8.27	$0.32

Vested Options	1,267,984	7.81	$0.26

Options Vested and Expected to Vest	4,922,217	8.25	$0.32
The following table presents details of stock-based compensation expenses by functional line item for the periods indicated (unaudited):

	Three Months Ended
	June 30,
	2010	2009
Sales, marketing and customer service	$20,054	$7,464
Engineering	15,154	11,347
General and administrative	28,140	11,158

	63,348	29,969

Less stock-based compensation expense for non-employees	(1,441)	(1,416)

Total employee stock-based compensation expense	$61,907	$28,553

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

During the three months ended June 30, 2010 and 2009, we granted stock options to purchase 2,535,000 and 1,624,478 shares, respectively, of common stock with a weighted average grant date fair value of $0.20 and $0.12, respectively, per share. As of June 30, 2010, total unrecognized compensation cost was $631,818. These costs are expected to be recognized through October 2014.
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
As of June 30, 2010, we continued to have a full valuation allowance against our net deferred tax assets. We believe that our deferred tax assets will more likely than not be realized. For the three months ended June 30, 2010, we were in a loss position. We did not have any foreign operations and therefore did not record any tax provisions during the period.
We adopted the provisions of FASB ASC 740 on April 1, 2007. FASB ASC 740 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the largest amount of a tax position that is more-likely-than-not to be sustained upon audit, based on the technical merits of the position. The adoption of FASB ASC 740 did not affect our financial condition, results of operations or cash flows for the fiscal year ended March 31, 2010.
We file income tax returns in the U.S. federal jurisdiction and California jurisdictions. Our tax years for 2006 and forward are subject to examination by the U.S. and California tax authorities as the statutes of limitation remain open.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FASB ASC 740, we did not have any unrecognized tax benefits and associated accrued interest or penalties nor was any interest expense or penalties recognized during the fiscal year ended March 31, 2010.
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
(Remainder of page intentionally left blank)

The following table summarizes net interest income (expense) as follows (unaudited):

	Three Months Ended
	June 30,
	2010	2009
Interest income:
Member loans held for investment	$226,828	$316,119
CM Loans held for investment at fair value
Interest and fees earned on CM Loans	3,029,542	416,256
Credit risk related adjustment (interest expense)	(1,664,305)	(255,268)
Cash and cash equivalents	6,317	16,590

Total interest income	$1,598,382	$493,697

Interest expense:
Notes held for investment at fair value
Interest and fees expensed on Notes	$1,779,431	$261,016
Credit risk related adjustment (interest income)	(1,662,808)	(255,190)
Loans payable	220,682	267,087
Amortization of debt discount	74,834	69,699

Total interest expense	$412,139	$342,612

A reconciliation of the table above to our Condensed Statements of Operations is as follows (unaudited):

Per table above:
Total interest income	$1,598,382	$493,697
Total interest expense	(412,139)	(342,612)

	$1,186,243	$151,085

Per Condensed Statements of Operations:
Net interest income (loss), loans held for investment	$(62,371)	$(4,077)
Net interest income (loss), CM Loans and Notes held for investment at fair value	1,248,614	155,162

	$1,186,243	$151,085

14. Commitments and Contingencies
Operating leases
We lease our principal administrative office under a two year operating lease, a satellite office in Connecticut under a one year lease agreement, certain service facilities, as well as some of our office equipment. Rent expense was $43,430 and $37,093 for the three months ended June 30, 2010 and 2009, respectively.

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
We have not recorded an accrued loss contingency under FASB ASC 450 in connection with this contingent liability. Accounting for loss contingencies pursuant to FASB ASC 450 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. We have assessed the contingent liability related to prior sales of member loans on the platform in accordance with FASB ASC 450 and have determined that the occurrence of the contingency is reasonably possible. In accordance with FASB ASC 450, we have estimated the range of loss as of June 30, 2010 as between $0 and $1.29 million, which is, as of June 30, 2010, the aggregate outstanding principal balance of member loans sold to persons unaffiliated with us from inception through April 7, 2008. In making this assessment, we considered our view, described above, that analyzing whether or not the operation of our platform involved an offer or sale of a “security” involved a complicated factual and legal analysis that was uncertain. In addition, we considered our belief that investor members have received what they expected to receive in the transactions under our prior operating structure. Generally, the performance of the outstanding member loans had, in our view, delivered to investor members the benefits they expected to receive in using our platform.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Part II Item 1A “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for our products and services; the intensity of competition; our ability to effectively expand and improve internal infrastructure; and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part II Item 1A found later in this report entitled “Risk Factors,” as well as the “Risk Factors” section of the prospectus for the Notes dated May 24, 2010, and filed with the SEC, as may be amended or supplemented from time to time. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.
Overview
We are an on-line financial platform platform. We allow qualified borrower members to obtain loans (which we refer to as “member loans”) with interest rates that they find attractive. Since October 13, 2008, investors have had the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by us, with each series of Notes corresponding to an individual member loan originated on our platform (which we refer to as “CM Loans”). The Notes are dependent for payment on CM Loans and offer interest rates and credit characteristics that the investors find attractive From the launch of our platform in May 2007 until April 7, 2008, we did not offer Notes on our platform. Instead, our platform allowed investor members to purchase assignments of unsecured member loans directly. Since November 2007, we have also funded member loans ourselves, which we refer to as “member loans held for investment” based on our intent and ability to hold the loans for the foreseeable future or to maturity.
All member loans are unsecured obligations of individual borrower members with fixed interest rates and three-year or five-year maturities. The member loans are posted on our website, funded by WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, at closing and immediately assigned to us upon closing. As a part of operating our platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of member loans. We service member loans on an ongoing basis.
We were incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. As of June 30, 2010, our platform has facilitated approximately 13,455 member loans since our launch in May 2007.
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

We have a limited operating history and have incurred net losses since our inception. Our net loss was $2,525,235 for the three months ended June 30, 2010. We earn revenues from processing fees charged to members, primarily a borrower member origination fee and an investor service charge. We also earn interest income on member loans that we fund ourselves. At this stage of our development, we have funded our operations primarily with proceeds from our venture capital financings, our credit facilities and debt and equity issuances, which are described below under “Liquidity and Capital Resources.” We also relied on our credit facilities and debt issuances to borrow funds, which we used to fund member loans ourselves. Our credit facilities are completely drawn down at this time. Over time, we expect that the number of borrower and investor members and the volume of member loans originated through our platform will increase, and that we will generate increased revenue from borrower origination fees and investor service charges. Our decision to temporarily stop accepting investor member commitments, effective from April 7, 2008 until October 13, 2008, slowed the ramp up of our operations and expended liquidity as we funded member loans ourselves during this period.
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
Significant Accounting Policies and Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) fair value; (3) allowance for loan losses; and (4) share-based compensation. There have been no material changes to any of our significant accounting policies and critical accounting estimates since March 31, 2010.
(Remainder of page intentionally left blank)

Results of Operations
Revenues
Our business model consists primarily of charging transaction fees to both borrower members and investor members for the loans originated through our lending platform. During the three months ended June 30, 2010 and 2009, we originated $29,583,800 and $10,016,376 of loans, respectively, on our lending platform, an increase of 195% percent in the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The borrower member pays a fee to us for providing the services of arranging the member loan and the investor member pays a fee to us for managing the payments on the member loans and maintaining account portfolios. We also generate revenue from interest earned on our member loans held for investment and our CM Loans and recognize interest expense on our Notes.

	Three Months Ended
	June 30,
	2010	2009
Interest income:
Member loans held for investment	$226,828	$316,119
CM Loans held for investment at fair value
Interest and fees earned on CM Loans	3,029,542	416,256
Credit risk related adjustment (interest expense)	(1,664,305)	(255,268)
Cash and cash equivalents	6,317	16,590

Total interest income	$1,598,382	$493,697

Interest expense:
Notes held for investment at fair value
Interest and fees expensed on Notes	$1,779,431	$261,016
Credit risk related adjustment (interest income)	(1,662,808)	(255,190)
Loans payable	220,682	267,087
Amortization of debt discount	74,834	69,699

Total interest expense	$412,139	$342,612

Interest Income
The following table presents our quarterly interest income sources in both absolute dollars and as a percentage of interest income (in thousands):

	For the Quarter Ended
Interest	September 30,		December 31,		March 31,		June 30,
Income	2008		2008		2009		2009
Source	$	%	$	%	$	%	$	%

Borrower origination fees earned on third party purchased member loans	0	0	0	0	0	0	0	0

Borrower origination fees and interest earned on member loans held for investment	240	96	326	115	284	62	316	65

Borrower origination fees and interest earned on CM Loans held for investment, net of interest expense on the related Notes	0	0	(57)	-20	166	36	155	32

Interest earned on cash and investments	10	4	13	5	8	2	17	3

Total Interest Income	250	100	282	100	458	100	488	100

	For the Quarter Ended
Interest	September 30,		December 31,		March 31,		June 30,
Income	2009		2009		2010		2010
Source	$	%	$	%	$	%	$	%

Borrower origination fees earned on third party purchased member loans	0	0	0	0	0	0	0	0

Borrower origination fees and interest earned on member loans held for investment	371	49	329	31	272	22	227	15

Borrower origination fees and interest earned on CM Loans held for investment, net of interest expense on the related Notes	374	50	743	69	991	78	1,249	85

Interest earned on cash and investments	4	1	3	0	4	0	6	0

Total Interest Income	749	100	1,075	100	1,267	100	1,482	100

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

Beginning July 30, 2009, our origination fees increased, ranging from 1.25% to 3.75% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	1.25%	3.25%	3.75%	3.75%	3.75%	3.75%	3.75%
Beginning November 5, 2009, our origination fees increased, ranging from 1.25% to 4.50% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	1.25% - 2.25%	3.75%	4.50%	4.50%	4.50%	4.50%	4.50%
Beginning January 20, 2010, our origination fees increased, ranging from 2.25% to 4.50% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	2.25%	3.75%	4.50%	4.50%	4.50%	4.50%	4.50%
Beginning May 24, 2010, our origination fees increased, ranging from 2.25% to 4.50% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	2.25%	4.25%	4.50%	4.50%	4.50%	4.50%	4.50%
Beginning August 2, 2010, our origination fees for five year loans increased, ranging from 2.75% to 5.00% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	2.75%	4.75%	5.00%	5.00%	5.00%	5.00%	5.00%
Also, since January 20, 2010, if the loan is for a small business or for a self-employed borrower, we charge an additional 1.5% origination fee.
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
Interest Earned on Member Loans Held for Investment
Between April 7, 2008 and October 13, 2008, while we sought to register the offering of the Notes, we funded the platform ourselves and generated interest income through investment in member loans held for investment. Subsequent to the effectiveness of our Registration Statement, we have continued to fund some of these member loans. But, as we increased our marketing and awareness efforts, we expect that the ratio of member loans held for investment to CM Loans that we originate each quarter will diminish over time. As such, during the three months ended June 30, 2010, we funded $974,325 of member loans while our investor members funded $28,619,475 of member loans, while during the three months ended June 30, 2009, we funded $3,987,175 of member loans while our investor members funded $6,119,209 of member loans.

When payments are received on member loans held for investment, the interest portion paid by our borrower members and the amortization of the origination fees, net of costs of origination, are recorded as interest income. Interest rates on these member loans, excluding amortization of net origination fees, range from 6.00% to 21.64% per annum as of June 30, 2010. During the three months ended June 30, 2010 and 2009, we recorded interest income on the member loans we funded of $226,828 and $316,119, respectively.
Borrower Origination Fees and Interest Earned on CM Loans Held for Investment Net of Interest Expense on the Related Notes
Beginning October 13, 2008, we began recording interest income, including borrower origination fees, from CM Loans and corresponding interest expense from the Notes. Interest income from the CM Loans includes origination fees on these member loans which are recognized in the period originated. During the three months ended June 30, 2010, we recorded interest income from CM Loans of $3,029,542, including $1,144,957 of origination fees. Under FASB ASC 825 guidance regarding the fair value option for accounting for financial assets, for the three months ended June 30, 2010, this interest income was offset by credit risk related adjustments on CM Loans of $1,664,305, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $1,779,431 for the year ended March 31, 2010, and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $1,662,808 during that same period.
During the three months ended June 30, 2009, we recorded interest income from CM Loans of $416,256, including $139,905 related to origination fees. This interest income was offset by credit risk related adjustments on CM Loans of $255,268, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $261,016 during the three months ended June 30, 2009 and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $255,190 during that same period. Over time, we expect that revenues and expenses related to CM Loans and Notes will increase as we grow our platform.
Interest Earned on Cash and Investments
Interest income from cash and cash equivalents is recorded as it is earned. For the three months ended June 30, 2010, we recorded $6,317 of interest income earned on cash and cash equivalents. Comparatively, for three months ended June 30, 2009, we recorded $16,590 in interest income earned on cash and cash equivalents. The differences in interest income are a function of the cash on hand and the declining interest rate climate during the relevant periods. We do not expect interest income from cash and cash equivalents to be a significant part of our business model.
Interest Expense on Notes Payable
Interest expense, other than that described above with regard to CM Loans and Notes, consists primarily of cash and non-cash interest on notes payable. For the three months ended June 30, 2010 and 2009, we paid cash interest of $220,682 and $267,087, respectively, for interest due on our notes payable. For the three months ended June 30, 2010 and 2009, we also recorded $74,843 and $69,699, respectively, for non-cash interest expense related to debt discounts due to warrants on our notes payable.
As we have no additional availability under our various notes payable agreements, we expect interest expense on our notes payable to decrease over the next year as we repay these loans.
Provision for Loan Losses
The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of potential credit losses inherent in our portfolio of member loans that we funded ourselves, in whole or in part, and hold for investment and is based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through our collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex, and requires judgment by management about the effect of matters that are inherently uncertain (see Note 2 — Significant Accounting Policies, Allowance for loan losses). Moreover, in light of our limited operating history, we do not yet have significant historical experience unique to our own base of borrowers and underwriting criteria with which to help estimate expected losses on our portfolio. In the three months ended June 30, 2010, we recorded a provision for loan losses of $182,014 against our member loans held for investment. Comparatively, for the three months ended June 30, 2009, we recorded a provision for loan losses of $463,675 against our member loans held for investment.

Amortization of loan servicing rights
We charge investor members an ongoing service charge in respect of member loans and Notes that they have purchased through our platform. The service charge offsets the costs we incur in servicing member loans, including managing payments from borrower members, payments to investor members and maintaining account portfolios. This service charge is equal to 1.00% of all amounts paid by us to an investor member in respect of a member loan. The service charge is deducted from any payments on a member loan before the net amounts of those payments are allocated to the investor members’ Lending Club accounts.
While the servicing fee is recognized as a component of interest income with respect to our member loans held for investment and as reduction in interest expense with respect to our Notes held at fair value, for member loans purchased by third parties prior to the registration of our Notes, we recognized a servicing asset and corresponding servicing liability in accordance with FASB ASC 860. We then amortize the servicing fee asset into income as payments are received on these member loans (see Note 2 — Summary of Significant Accounting Policies, Revenue recognition, Third party purchased member loans). During the three months ended June 30, 2010, we recognized $5,841 of such income. Comparatively, during the three months ended June 30, 2009, we recognized $7,888 of such income. Because following the registration of the Notes, investor members no longer directly purchase member loans, the amount of income from amortization of loan servicing rights will continue to diminish until the underlying member loans are fully discharged.
Operating Expenses:

	Three Months Ended
	June 30,
	2010	2009	% change
Sales, marketing, and customer service	$2,298,366	$1,196,139	92%
Engineering	498,370	426,071	17%
General and administrative	833,727	941,885	-11%

Total operating expenses	$3,630,463	$2,564,095

Sales, Marketing and Customer Service Expense
Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, customer service and credit personnel, costs of marketing campaigns and costs of borrower underwriting such as credit scoring and screening. Sales, marketing and customer service expenses for the three months ended June 30, 2010 and 2009, were $2,298,366 and $1,196,139, respectively, an increase of approximately 92%. The relative increase in expenses in this category during the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009 was primarily due to increased personnel expenses which grew by $555,278, increases marketing programs aimed at acquiring new investors and borrowers which grew by $471,038, and increased costs for borrower underwriting for services such as credit reporting related to our platform growth, which grew by $74,986.
Engineering Expense
Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Engineering expense for the three months June 30, 2010 and 2009, was $498,370 and $426,071, respectively, an increase of 17%. The increase for the three months ended June 30, 2010 versus the same three months ended June 30, 2009, was primarily due to increased staffing costs, including contract labor, and to a lesser extent increased equipment expenses and facilities costs.
General and Administrative Expense
General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expense for the three months ended June 30, 2010 and 2009, was $833,727 and $941,885, respectively, a decrease of approximately 11%. The decrease was primarily the result of a decrease of $209,653 of legal and accounting expenses in the period ending June 30, 2010 in comparison to the three months ended June 30, 2009. Offsetting this savings were higher expenses for personnel, facilities costs and other expenses during the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009. We expect that general and administrative expenses will decrease as a percentage of overall operating expenses as we grow our marketing and sales efforts in greater proportion than our general and administrative expenses.

Liquidity and Capital Resources

	Three Months Ended June 30,
Cash flows from:	2010	2009	Change
Operating Activities	$(2,476,212)	$(2,225,148)	$251,064

Investing Activities	(21,149,535)	(8,659,647)	(12,489,888)
Add back/(subtract):
Origination of CM Loans held at fair value	28,619,475	6,119,201	22,500,274
Repayment of CM Loans held at fair value	(6,589,223)	(904,606)	(5,684,617)

Investing Activities after removing activity related to CM Loans held at fair value	880,717	(3,445,052)	4,325,769

Financing Activities	44,890,829	7,151,830	37,738,999
Add back/(subtract):
Origination of Notes held at fair value	(28,619,475)	(6,119,200)	(22,500,275)
Repayment of Notes held at fair value	6,605,776	906,116	5,699,660

Financing Activities after removing activity related to Notes held at fair value	$22,877,130	$1,938,746	$20,938,384

Net cash used in operating activities increased to $2,476,212 for the three months ended June 30, 2010, from $2,225,148 in the three months ended June 30, 2009. Non-cash charges that most significantly offset our net loss of $2,525,235 in the three months ended June 30, 2010 were: $182,014 of allowances for loan losses on member loans held for investment, $1,662,808 of non-cash interest income due to credit risk related adjustments on our Notes, and $1,739,927 of non-cash interest expense related to our CM Loans and debt discounts due to warrants issued for our notes payable, and the $335,749 net negative effect of changes in operating assets and liabilities. Similarly, non-cash charges that most significantly offset our net loss of $2,860,947 in the three months ended June 30, 2009 were: $463,675 of provisions for loan losses on member loans held for investment, non-cash interest expense of $324,967, non-cash interest income due to credit risk related adjustments on our Notes of $255,191.
Net cash used in investing activities for the three months ended June 30, 2010 and 2009, was $21,149,535 and $8,659,647, respectively. However, after removing activity related to the Notes, which activity was mostly offset by corresponding activity related to the CM Loans reflected in our cash flow from financing activities, the remaining amounts for the three months ended June 30, 2010 and 2009, were $880,717 of cash generated and $3,445,052 of cash used, respectively. These remaining amounts in both periods were primarily activities related to our member loans held for investment and changes in restricted cash. During the three months ended June 30, 2010, repayments of member loans held for investment exceeded our originations of these same loans, while in the three months ended June 30, 2009, our originations of member loans held for investment exceeded the repayments from those loans as we invested the proceeds of the May 2009 term loan. As to changes in restricted cash, during the three months ended June 30, 2010, one of our platform service providers released $500,000 of restricted cash that we had previously provided as security for certain ACH services they provide to us, while during the three months ended June 30, 2009, restricted cash increased by $500,000 in relation to those same ACH services, and an increase of $300,000 in relation to our May 2009 term loan.
Net cash used in financing activities for the three months ended June 30, 2010 and 2009, were $44,890,829 and $7,151,830 respectively. However, after removing activity related to the Notes, which activity was mostly offset by corresponding activity related to our CM Loans reflected in our cash flows from investing activities, the remaining amounts for the three months ended June 30, 2010 and 2009, were $22,877,130 and $1,938,746, respectively. Cash provided by financing activities, after removing activity related to the Notes, consisted primarily of proceeds from the issuance of our Series C Preferred Stock in the three months ended June 30, 2010, and, in the three months ended June 30, 2009, the excess of the proceeds from our May 2009 term loan over repayments of our notes payable.

In May 2009, we entered into a new secured loan facility, or the May 2009 term loan, with Silicon Valley Bank, or SVB, and Gold Hill Venture Lending 03, LP, or Gold Hill, and amended, respectively, their prior growth capital term loan and financing term loan to accommodate new borrowing. The May 2009 term loan allows us to borrow up to $4,000,000 at an interest rate of 10.0% per annum. The borrowings are to be used to fund member loans. The borrowings are secured by a blanket lien on substantially all of our assets, except our intellectual property rights, certain deposit accounts, and payments received on CM Loans. Additionally, the May 2009 term loan was secured with a certificate of deposit in the amount of $300,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. On a monthly basis, we also agreed to maintain a minimum collateral ratio calculated as (i) the sum of the certificate of deposit collateral and the outstanding balance of member loans funded with the borrowing which are current in their payment status to (ii) the outstanding balance under the loan facility. In the event that the minimum collateral ratio is less than the minimum allowed under the agreement, we must increase the certificate of deposit to meet the minimum collateral ratio. In connection with this loan facility, we issued a fully exercisable warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share to SVB, and we issued a fully exercisable warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share to Gold Hill.
Effective August 3, 2009, we consolidated the growth capital term loan, the financing term loan and the May 2009 term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan, together the “Newly Restated Agreements.” The terms of the Newly Restated Agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on the CM Loans. Additionally, the Newly Restated Agreement continues to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment. Further, we agreed in the Newly Restated Agreements to maintain the same minimum collateral ratio as established in the May 2009 term loan. As of June 30, 2010, we had fully drawn down the entire $13,000,000 of combined availability under the Newly Restated Agreements.
During the year ended March 31, 2010, we issued an additional $200,000 of private placement notes, repayable over three years and bearing interest at the rate of 8% per annum. We are used the proceeds of the private placement notes to fund member loans on the platform.
We used the proceeds from borrowings under the Newly Restated Agreements and the private placement notes primarily to fund member loans ourselves to ensure a sufficient level of funding for borrowing requests. From April 7, 2008 until October 13, 2008 all member loans funded on the platform were funded and held us and held for investment. Through our participation in funding loans ourselves on the platform, as of June 30, 2010, we had funded approximately $20.7 million in member loans.
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
We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future as we grow our platform. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to continue to fund member loans on the platform we will hold for investment. To date, we have funded our cash requirements with proceeds from our debt issuances and the sale of equity securities. At June 30, 2010, we had $23,837,256 in unrestricted cash and cash equivalents. We primarily invest our cash in interest bearing money market funds.
We do not have any committed external source of funds. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings or debt financings. Additional equity or debt financing may not be available on acceptable terms, if at all.
Income Taxes
We incurred no tax provision for the three months ended June 30, 2010. Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carry forwards.
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
Additional Information about the Lending Club Platform
Historical Information about Our Borrower Members and Outstanding Loans
In regards to the following historical information, prior performance is no guarantee of future results or outcomes.
As of June 30, 2010, LendingClub had facilitated 13,456 member loans with an average original principal amount of $9,638 and an aggregate original principal amount of $129,682,800, out of which 1,180 member loans with an aggregate original principal amount of which $10,539,475, or 8.13% had prepaid and 10,956 loans representing $107,339,450 of original principal amount had been through at least one billing cycle as of June 30, 2010.
Of the $107,339,450 of original principal balance at June 30, 2010 that had been through at least one billing cycle, $5,221,052 of outstanding principal balance, or 4.86%, was either in default or has charged off; a member loan is considered defaulted when at least one payment is more than 120 days late. Of remaining loans that had been through at least one billing cycle as of June 30, 2010, $77,430,042 million of principal remained outstanding of which 96.70% was current, 0.46% was 16 to 30 days late, and 2.84% was between 31 and 120 days late.
The defaulted loans and charged off loans as of June 30, 2010 were comprised of 668 member loans, equaling a total defaulted or charged off amount of $5,221,052. Of these loans, 491 loans representing $3,733,794 in defaulted amount were defaults due to delinquency, while the remaining 177 loans were loans in which the borrower member filed for a Chapter 7 bankruptcy seeking liquidation.
During the three months ended June 30, 2010, of the 9,588 member loans which were not delinquent prior to the start of the quarter, 226 member loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 — 15 day grace period. Of those loans which became delinquent for more than 15 days during the quarter, we charged late fees totaling $3,633 on 138 loans and received late fees of $872 on 40 of those same 138 loans.

The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to June 30, 2010, grouped by the loan grade assigned by us:

				Average Total
	Number of	Average Interest	Average Annual	Funded
Loan Grade	Borrowers	Rate	Percentage Rate	Commitment
A1	90	6.98%	7.89%	4,476
A2	280	7.31%	8.21%	4,350
A3	572	7.63%	8.59%	6,196
A4	722	8.37%	9.33%	7,155
A5	996	8.65%	9.68%	8,786
B1	610	10.37%	12.56%	8,984
B2	699	10.67%	12.82%	10,725
B3	772	11.08%	13.26%	11,416
B4	825	11.43%	13.58%	10,551
B5	868	11.75%	13.89%	10,306
C1	788	12.41%	14.89%	9,671
C2	695	12.77%	15.27%	9,721
C3	670	13.10%	15.57%	9,637
C4	595	13.35%	15.81%	9,820
C5	537	13.72%	16.20%	9,047
D1	486	14.07%	16.74%	10,088
D2	492	14.47%	17.13%	10,071
D3	465	14.77%	17.37%	10,754
D4	398	14.95%	17.46%	10,184
D5	317	15.32%	17.85%	10,349
E1	254	15.59%	18.01%	10,433
E2	253	15.70%	18.01%	10,184
E3	190	16.01%	18.25%	10,244
E4	164	16.15%	18.31%	10,628
E5	148	16.74%	19.06%	10,933
F1	96	16.80%	18.97%	11,894
F2	93	17.30%	19.57%	12,729
F3	63	17.44%	19.64%	13,100
F4	62	17.91%	20.29%	11,892
F5	45	18.09%	20.42%	12,473
G1	44	18.50%	20.73%	11,661
G2	34	18.81%	20.94%	9,929
G3	31	18.98%	21.15%	12,213
G4	47	18.87%	20.79%	13,739
G5	54	19.26%	21.29%	10,656

The following table presents aggregated information for the period from May 24, 2007 to June 30, 2010, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

	Percentage of
	Borrowers
	Stating They	Average Job		Average Debt
	Own Their Own	Tenure in	Average Annual	to Income
Loan Grade	Homes	Months	Gross Income	Ratio (1)
A1	65.56%	73	62,140	7.54%
A2	66.20%	67	68,487	8.34%
A3	61.53%	71	68,616	9.79%
A4	56.22%	65	64,408	10.74%
A5	55.09%	63	70,082	11.55%
B1	48.61%	58	72,036	11.51%
B2	50.21%	63	75,540	11.75%
B3	50.70%	68	79,808	12.37%
B4	48.93%	58	69,984	13.01%
B5	45.55%	55	68,847	12.57%
C1	47.18%	58	75,027	12.89%
C2	41.99%	58	63,841	12.67%
C3	43.42%	53	64,494	13.23%
C4	45.06%	62	68,634	13.86%
C5	38.78%	58	70,580	13.08%
D1	41.22%	58	68,900	13.26%
D2	42.54%	65	73,246	13.49%
D3	48.31%	63	70,794	13.59%
D4	40.54%	55	67,504	13.08%
D5	47.22%	55	70,625	13.41%
E1	42.69%	52	70,245	13.64%
E2	41.63%	52	63,789	14.10%
E3	45.50%	57	70,939	12.85%
E4	52.33%	63	70,946	14.31%
E5	42.95%	57	76,809	14.05%
F1	48.00%	55	72,149	15.00%
F2	45.26%	69	84,214	14.59%
F3	46.88%	75	79,731	17.33%
F4	50.79%	62	74,335	15.10%
F5	47.83%	63	105,052	13.22%
G1	51.11%	41	58,429	17.61%
G2	52.94%	66	86,265	17.03%
G3	56.25%	55	79,541	17.14%
G4	59.57%	59	101,860	16.16%
G5	61.11%	63	102,744	17.95%

(1)	Average debt to income ratio, excluding mortgage debt, calculated by us based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to June 30, 2010, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

						Average
						Number of
		Average	Average	Average	Average	Inquiries	Average	Average
		Open	Total	Revolving	Revolving	in the Last	Delinquencies	Time Since
	Average	Credit	Credit	Credit	Line	Twelve	in Last	Last
Loan Grade	FICO	Lines	Lines	Balances	Utilization	Months	Two Years	Delinquency
A1	777	9	23	11,867	17.22%	1	0	12
A2	774	10	24	10,788	15.48%	1	0	22
A3	768	9	23	10,028	19.13%	1	0	28
A4	757	9	23	11,649	24.46%	1	0	34
A5	748	10	23	14,286	29.76%	1	0	35
B1	738	9	22	13,162	35.73%	1	0	30
B2	735	9	21	15,519	36.98%	1	0	34
B3	730	9	21	17,713	40.55%	1	0	33
B4	719	9	22	16,927	43.87%	1	0	34
B5	712	9	21	16,041	47.71%	1	0	33
C1	704	9	21	16,675	52.76%	1	0	34
C2	702	9	20	15,272	52.70%	1	0	34
C3	695	9	21	17,210	54.53%	1	0	34
C4	692	10	21	16,906	57.12%	2	0	31
C5	687	9	19	14,468	57.80%	2	0	30
D1	686	9	20	18,336	58.14%	2	0	31
D2	685	9	20	18,438	59.44%	2	0	32
D3	683	10	21	18,592	60.93%	2	0	33
D4	679	9	19	15,717	62.56%	2	0	31
D5	680	10	21	18,816	60.75%	2	0	30
E1	677	10	21	15,622	65.60%	2	0	30
E2	674	10	20	17,702	65.57%	2	0	29
E3	670	9	20	17,628	67.77%	2	1	27
E4	669	10	20	17,845	66.63%	3	0	29
E5	670	10	21	17,285	64.67%	3	0	23
F1	672	10	23	21,604	65.26%	3	0	27
F2	672	10	21	22,379	65.86%	3	0	23
F3	669	11	24	22,635	65.62%	3	0	28
F4	669	10	23	21,574	68.65%	3	0	24
F5	666	11	24	24,921	70.00%	3	0	23
G1	672	10	21	15,618	65.58%	3	0	26
G2	664	12	23	22,817	66.31%	3	0	28
G3	664	12	25	17,216	63.94%	4	0	24
G4	657	13	28	36,181	67.36%	3	0	25
G5	658	13	30	55,731	66.79%	4	1	21

The following table presents additional aggregated information for the period from May 24, 2007 to June 30, 2010, about delinquencies, default and borrower prepayments, grouped by the loan grade assigned by us. The interest rate, default and delinquency information presented in the table includes data only for member loans that had been issued for more than 45 days as of June 30, 2010, and therefore have been through at least one billing cycle. With respect to late member loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late member loan amounts as a percentage of member loans issued for more than 45 days. Member loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of member loans that have been outstanding, on average, for approximately twelve months.
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

	15-30	15-30	30+	30+			Total	Number
	Days Late	Days Late	Days Late	Days Late	Default	Default	Number	Of Loans	Prepaid	Prepaid
Loan Grade	($)	(%)	($)	(%)	($)	(%)	Of Loans	Prepaid	($)	(%)
A1	—	0.00%	—	0.00%	8,000	2.26%	71	10	20,700	5.14%
A2	—	0.00%	3,174	0.50%	17,500	1.91%	210	44	157,400	12.92%
A3	6,654	0.32%	28,635	1.39%	14,750	0.53%	449	65	348,775	9.84%
A4	1,753	0.06%	37,017	1.19%	29,800	0.73%	571	77	506,800	9.81%
A5	—	0.00%	74,381	1.34%	94,625	1.33%	790	84	648,825	7.41%
B1	—	0.00%	80,613	2.31%	136,625	3.01%	501	56	464,500	8.48%
B2	—	0.00%	140,196	2.94%	246,700	3.92%	580	62	686,225	9.15%
B3	16,091	0.28%	148,587	2.61%	209,125	2.86%	633	72	893,200	10.13%
B4	6,703	0.12%	92,517	1.64%	266,700	3.62%	682	58	616,775	7.09%
B5	4,058	0.07%	59,015	1.04%	370,000	5.00%	707	67	615,625	6.88%
C1	42,801	0.94%	112,349	2.46%	324,025	5.24%	640	65	599,500	7.87%
C2	28,791	0.69%	113,502	2.74%	276,250	4.87%	575	53	524,550	7.76%
C3	17,649	0.46%	110,645	2.90%	349,025	6.52%	545	56	495,000	7.67%
C4	3,840	0.10%	80,028	2.16%	333,300	6.42%	519	45	416,350	7.13%
C5	63,725	2.15%	80,389	2.72%	360,975	8.46%	469	40	385,550	7.94%
D1	—	0.00%	119,239	3.92%	348,100	8.14%	411	44	403,000	8.22%
D2	868	0.03%	101,376	3.37%	248,850	6.10%	403	39	422,100	8.52%
D3	57,780	1.95%	134,626	4.54%	280,400	6.78%	382	28	268,050	5.36%
D4	29,059	1.25%	122,918	5.27%	316,825	9.32%	331	26	238,950	5.90%
D5	16,825	0.87%	73,940	3.80%	189,675	6.92%	258	22	150,050	4.57%
E1	24,429	1.70%	47,552	3.31%	197,750	9.28%	198	26	254,875	9.62%
E2	—	0.00%	68,712	5.62%	274,275	13.75%	196	23	232,200	9.01%
E3	—	0.00%	36,677	4.06%	139,550	9.37%	149	14	160,250	8.23%
E4	5,530	0.74%	30,797	4.11%	269,450	19.35%	124	16	143,850	8.25%
E5	—	0.00%	46,416	5.69%	100,975	8.33%	110	21	226,675	14.01%
F1	—	0.00%	46,974	10.00%	169,400	19.79%	71	12	131,000	11.47%
F2	6,578	1.23%	62,027	11.56%	194,250	20.11%	71	11	112,325	9.49%
F3	—	0.00%	24,036	6.81%	144,975	22.63%	47	10	106,525	12.91%
F4	1,946	0.56%	2,349	0.67%	186,800	27.69%	55	4	20,775	2.82%
F5	—	0.00%	39,617	14.45%	109,175	23.07%	38	6	72,975	13.00%
G1	—	0.00%	6,124	3.00%	63,400	15.59%	32	7	77,300	15.07%
G2	—	0.00%	32,057	24.78%	70,900	28.69%	25	4	13,000	3.85%
G3	3,522	2.49%	2,464	1.74%	77,475	27.40%	23	5	54,800	14.47%
G4	4,457	2.00%	18,990	8.52%	146,700	26.06%	40	4	47,925	7.42%
G5	13,916	5.78%	19,254	7.99%	132,775	24.04%	50	4	23,075	4.01%

The following table presents aggregated information for the period from May 24, 2007 to June 30, 2010 on the results of our collection efforts for all corresponding member loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded the 20 loans that we repurchased due to identity fraud.

				Gross		Aggregate
				Amount		Principal	Gross
				Collected	Number of	Balance of	Amount
	Number		Aggregate	on	Loans	Loans	Recovered
	of Loans		Amount Sent	Accounts	Charged-Off	Charged-Off	on Loans
	in	Origination	to	Sent to	Due to	Due to	Charged-
Grade	Collection (1)	Amount (1)	Collections (1)	Collections (2)	Delinquency (3)	Delinquency (3)	Off (4)
A	68	483,250	75,221	31,621	15	82,473	—
B	224	2,206,200	351,310	102,050	70	525,709	7,497
C	310	2,897,825	500,470	178,177	106	801,350	3,415
D	240	2,327,625	427,470	132,816	86	681,702	3,015
E	172	1,588,500	293,485	106,008	66	526,806	15,877
F	93	1,157,850	218,443	72,125	37	366,104	3,007
G	71	811,275	157,574	62,554	22	218,444	350

Total	1,178	11,472,525	2,023,973	685,351	402	3,202,588	33,161

1)	Represents accounts 31 to 120 days past due.

2)
Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status. Of this amount, investors received $678,497 (99%). The remainder was fees to us of $6,854 (1%). The amounts retained by us are reflected as loan servicing fees in our consolidated financial statements.

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
Item 1A. Risk Factors
The discussion in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and the prospectus for the Notes dated May 24, 2010. These risk factors describe various risks and uncertainties. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, these risks could have a material adverse effect on the value of the Notes you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.
In addition, you should consider the following:
We have incurred net losses in the past and expect to incur net losses in the future. If we become insolvent or bankrupt, you may lose your investment.
We have incurred net losses in the past and we expect to incur net losses in the future. As of June 30, 2010, our accumulated deficit was $32.7 million and our total stockholders’ deficit was $28.7 million. Our net loss for the three months ended June 30, 2010 and 2009, was $2.5 million and $2.9 million, respectively. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. In future periods, we may not have any revenue growth, or our revenue could decline. Our failure to become profitable could impair the operations of our platform by limiting our access to working capital to operate the platform. If we were to become insolvent or bankrupt, an event of default would occur under the terms of the Notes, and you may lose your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-151827). The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on October 10, 2008. From October 13, 2008 to June 30, 2010, we sold $129,682,800 in principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. In connection with the offering, we incurred estimated expenses of approximately $3,964,402, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding member loan through the Lending Club platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

On April 14, 2010, we issued 15,621,609 shares of Series C convertible preferred stock for aggregate cash consideration of $24,489,996.  All sales were to accredited investors and were exempt from registration pursuant to Rule 506 of the Securities Act of 1933 (the “Act”).  There were no underwriters or underwriting discounts or commissions.  The Series C convertible preferred is convertible into shares of common stock of the company, currently on a one to one basis, which may be adjusted pursuant to the anti-dilution rights of the Series C convertible preferred.

During the quarter ended June 30, 2010, Lending Club sold 29,250 shares of common stock pursuant to the exercise of stock options, for an aggregate consideration of $7,898.  The options and the underlying common stock were exempt from registration under the Act pursuant to Rule 701.  There were no underwriters or underwriting discounts or commissions.

Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
On July 15, 2010, Lending Club entered into an offer letter with Carrie Dolan for Ms. Dolan to become our Chief Financial Officer. The letter provides for the following: a base salary of $275,000 per year; annual bonus of up to $150,000; an option grant for 1% of the company’s fully diluted capitalization as of the date of grant; and a change of control provision (i.e. the sale or disposition of all or substantially all of the assets of the company or a change in at least 50% of the equity ownership of the company (excluding any subsequent financings) which provides that upon the termination of Ms. Dolan’s employment without cause within a year following the change of control event for (i) the acceleration of 50% of any unvested options and (ii) the payment of an amount equal to 6 months of Ms. Dolan’s then current base salary and applicable COBRA payments for same period.
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
Dated: August 6, 2010

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