Form 10-Q
period 2010-09-30
LendingClub Corp
filed 2010-11-15
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2010, there were 8,565,011 shares of the registrant’s common stock outstanding.

2

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our borrower members, credit scoring, credit scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
•	the status of borrower members, the ability of borrower members to repay member loans and the plans of borrower members;
•	our ability to attract additional investor members;
•	expected rates of return and interest rates;
•	the attractiveness of our investment platform;
•	our financial performance;
•	the availability and functionality of the trading platform;
•	our ability to retain and hire competent employees and appropriately staff our operations;
•	regulatory developments;
•	our intellectual property; and
•	our estimates regarding expenses, future revenue, capital requirements and need for additional financing.
We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in forward-looking statements. We have included important factors in the “Risk Factors” section that could cause actual results or events to differ materially from these forward-looking statements. You should carefully review those factors and also the risks outlined in other documents we have filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. In this Quarterly Report on Form 10-Q, we refer to the Member Payment Dependent Notes that we issue to investors as the “Notes,” and we refer to the corresponding member loans made to borrower members as “CM Loans.” Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LendingClub Corporation
Condensed Balance Sheets

	September 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$21,056,943	$2,572,174
Restricted cash	852,000	1,352,000
Member loans held for investment, net of allowance for loan losses	6,063,409	7,545,186
CM Loans held for investment, at fair value	99,983,238	56,056,228
Other receivables	59,865	52,956
Loan servicing rights, at fair value	8,544	22,141
Prepaid expenses and other assets	84,582	242,380
Property and equipment, net	161,563	130,827
Deposits	61,117	50,134

Total assets	$128,331,261	$68,024,026

LIABILITIES
Accounts payable	$621,788	$422,690
Accrued expenses	878,423	831,244
Notes, at fair value	99,938,237	56,042,064
Deferred revenue	8,544	22,141
Loans payable, net of debt discount	5,579,358	8,507,107

Total liabilities	107,026,350	65,825,246

Commitments and contingencies (see Note 14)

PREFERRED STOCK
Preferred Stock	52,850,391	28,462,446

Total preferred stock	52,850,391	28,462,446

STOCKHOLDERS’ DEFICIT
Common stock	85,650	85,358
Additional paid-in capital	3,987,503	3,805,485
Accumulated deficit	(35,618,633)	(30,154,509)

Total stockholders’ deficit	(31,545,480)	(26,263,666)

Total liabilities, preferred stock and stockholders’ deficit	$128,331,261	$68,024,026

The accompanying notes are an integral part of these condensed financial statements.

LendingClub Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenues
Member loans held for investment
Interest income, net	$233,997	$375,746	$467,142	$708,455
Interest expense	(254,736)	(388,657)	(550,251)	(725,444)

Net interest loss, member loans held for investment	(20,739)	(12,911)	(83,109)	(16,989)
Provision for loan losses	(91,706)	(530,828)	(273,720)	(994,504)

Net interest loss after provision for loan losses	(112,445)	(543,739)	(356,829)	(1,011,493)

CM Loans and Notes held for investment at fair value
Interest income, CM Loans, net	1,990,212	53,590	3,355,449	214,578
Interest income/(expense), Notes, net	(357,902)	319,906	(474,524)	314,080

Net interest income, CM Loans and Notes, held for investment at fair value	1,632,310	373,496	2,880,925	528,658

Amortization of loan servicing rights	5,306	7,081	11,148	14,970
Other Revenue	58,959	8,820	154,117	16,670

Total revenue/(losses)	1,584,130	(154,342)	2,689,361	(451,195)

Operating expenses
Sales, marketing and customer service	3,076,359	1,464,602	5,374,725	2,622,200
Engineering	500,198	442,182	998,569	868,254
General and administrative	946,463	752,011	1,780,191	1,732,434

Total operating expenses	4,523,020	2,658,795	8,153,485	5,222,888

Net loss	(2,938,890)	(2,813,137)	(5,464,124)	(5,674,083)

Net loss attributable to common stockholders	$(2,938,890)	$(2,813,137)	$(5,464,124)	$(5,674,083)

Basic and diluted net loss per share	$(0.34)	$(0.34)	$(0.64)	$(0.69)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,565,011	8,248,487	8,561,654	8,236,216
The accompanying notes are an integral part of these condensed financial statements.

LendingClub Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the Six months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(5,464,124)	$(5,674,083)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	37,934	33,291
Non-cash interest expense	3,967,889	1,155,185
Non-cash interest income	(3,814,374)	(1,010,413)
Stock based compensation expense	173,624	75,237
Change in fair value of loan servicing rights	13,597	19,356
Interest capitalized on loans	65,875	45,973
Provision for loan losses	273,720	994,504
Changes in operating assets and liabilities
Other receivables	(6,909)	29,990
Deposits	(10,983)	93,198
Prepaid expenses and other assets	157,798	(324,833)
Accounts payable	199,098	63,218
Accrued expenses	47,179	189,118
Deferred revenue	(13,597)	(19,356)

Net cash used in operating activities	(4,373,273)	(4,329,615)

Cash flows from investing activities
Member loans originated	(1,613,925)	(5,104,525)
Origination of CM Loans held at fair value	(63,558,925)	(18,207,325)
Repayment of member loans originated	2,717,278	2,752,940
Repayment of CM Loans held at fair value	15,853,311	2,441,127
Change in restricted cash	500,000	(800,000)
Purchase of property and equipment	(68,670)	(34,692)

Net cash used in investing activities	(46,170,931)	(18,952,475)

Cash flows from financing activities:
Proceeds from issuance of loans payable	—	4,200,000
Proceeds from issuance of Notes held at fair value	63,622,800	18,771,405
Payments on loans payable	(3,077,417)	(2,522,141)
Payments on Notes held at fair value	(15,912,253)	(2,444,619)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	24,387,945	—
Proceeds from issuance of common stock	7,898	12,504

Net cash provided by financing activities	69,028,973	18,017,149

Net increase (decrease) in cash and cash equivalents	18,484,769	(5,264,941)

Cash and cash equivalents — beginning of period	2,572,174	11,998,541

Cash and cash equivalents — end of period	$21,056,943	$6,733,600

Supplemental disclosure of cash flow information:

Cash paid for interest	$4,689,481	$1,277,244

Supplemental disclosure of non-cash investing and financing activities:

Issuance of Series B convertible preferred stock warrants in exchange for term loan agreement	$—	$184,860
Reclassification of member loans held for investment to CM Loans held at fair value	$38,829	$564,080
The accompanying notes are an integral part of these condensed financial statements.

LENDINGCLUB CORPORATION
Notes to Condensed Financial Statements
(Unaudited)
1. Basis of Presentation
The condensed balance sheet as of September 30, 2010, the condensed statements of operations for the three and six months ended September 30, 2010 and 2009, respectively, and the condensed statements of cash flows for the six months ended September 30, 2010 and 2009, respectively, have been prepared by LendingClub Corporation, or Lending Club, and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made for a fair presentation of interim results. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed balance sheet as of March 31, 2010 has been derived from the audited financial statements at that date.
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
2. Summary of Significant Accounting Policies
Liquidity
We have incurred operating losses since our inception. For the three months ended September 30, 2010 and 2009, we incurred net losses of $2,938,890 and $2,813,137, respectively. For the six months ended September 30, 2010 and 2009, we incurred net losses of $5,464,124 and $5,674,083, respectively. For the six months ended September 30, 2010 and 2009, we had negative cash flows from operations of $4,373,273 and $4,329,615, respectively. Additionally, we have an accumulated deficit of $35,618,633 and a stockholders’ deficit of $31,545,480 as of September 30, 2010.
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
During the six months ended September 30, 2010, we issued 15,621,609 shares of Series C convertible preferred stock for aggregate cash consideration of $24,489,996. In connection with our private placement of Series C convertible preferred stock, we incurred transaction expenses, recorded as an offset to gross proceeds, of $102,051.
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

Restricted cash
At September 30, 2010, and March 31, 2010, restricted cash consisted primarily of funds held in escrow in certificates of deposit or money market accounts at the banks associated with the loan facilities described in Note 6 — Loans Payable, and by our operating banks as security for transactions on our platform.
Member loans held for investment
We fund member loans ourselves from time to time to ensure a sufficient level of funding for borrower members. The majority of funds for such loans were obtained through our borrowings under loan facilities with various entities (see Note 6 — Loans Payable). As of September 30, 2010 and March 31, 2010, we had funded an aggregate total of $21,303,500 and $19,689,575, respectively, of member loans to borrower members. These member loans are classified as held for investment based on management’s intent and ability to hold such member loans for the foreseeable future or to maturity. Member loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses incurred as of the balance sheet date. A member loan’s cost includes its unpaid principal balance along with unearned income, comprised of fees charged to borrower members offset by incremental direct costs for loans originated by us. Unearned income is amortized ratably over the member loan’s contractual life using the effective interest method.
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

Level 2 —
Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs) ; and

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
Revenues related to member loan origination fees are recognized in accordance with FASB ASC 310-20 guidance on nonrefundable fees and other costs. The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of September 30, 2010, ranged from 2.00% to 5.50% of the aggregate member loan amount. Further, through October 14, 2010, if the loan was for a small business or for a self-employed borrower, we charged an additional 1.5% loan origination fee. The member loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and are subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A member loan is considered issued when we move funds on our platform from the investor members’ accounts to the borrower member’s account, following which we initiate an Automated Clearing House (“ACH”) transaction to transfer funds from our platform accounts to the borrower member’s bank account.
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
Our treatment of interest and fee income is determined by the category that each member loan origination falls into, which are:
•	Third Party Purchased Member Loans — Member loans originated through our platform and sold to third party investor members through April 7, 2008.
•	Member Loans Originated as CM Loans — CM Loans originated on or after October 13, 2008 and funded by Notes.
•	Lending Club Funded Member Loans — Member loans we funded ourselves, irrespective of when originated.

Third Party Purchased Member Loans
These member loans are considered to have been sold to the investor members, whereby we assigned promissory notes directly to investor members. As such, we recognize only origination fee and servicing fee revenue on these member loans and do not provide an allowance for loan losses. We recognize a servicing asset and corresponding servicing liability as a result of this sale in accordance with FASB ASC 860, and amortize the asset into income as payments are received on the member loans.
At September 30, 2010 and March 31, 2010, gross future expected servicing fees related to these member loans was estimated to be $8,544 and $22,141, respectively, net of estimated future loan losses that would impair the value of this asset, which losses were estimated using those methods described in Allowance for loan losses in this footnote above. We have insufficient history to predict prepayments. However we believe that, based on our competitive interest rates, borrower members are unlikely to prepay their member loans in any great volume. For many borrower members, the main reason for securing a member loan with us is to provide needed cash flow at more attractive interest rates than could be obtained from other sources.
Further, because the earnings process is deemed to be complete at the time these member loans were transferred to the investors, and because there is no recourse to us in the event of default by the borrower member, we recognized 100% of the origination fee as revenue at the time the member loan was transferred to the purchaser and included the fee in interest income.
Member Loans Originated as CM Loans and funded by Notes
Investor members are no longer able to purchase member loans. Rather, as described above, each CM Loan is recorded as a note receivable funded by us, while Notes, which are special limited recourse obligations of Lending Club corresponding to those CM Loans, are recorded as Notes issued by us to investors. After we receive payments of principal and interest on the CM Loans, we in turn make principal and interest payments on the Notes. These principal payments reduce the carrying value of both the CM Loans and Notes. If we do not receive a payment on the CM Loan, we are not obligated to and will not make any payments on the corresponding Notes. Based on this new structure, we adopted and account for the CM Loans and Notes under the provisions of FASB ASC 825 as described above.
We do not directly record servicing fee revenue from these CM Loans, but rather recognize interest income on our CM Loans related to these member loans based on the full amount of the loan payment at the stated interest rate to the borrower member without regard to the servicing fee. We record interest expense on the corresponding Note based on the post-service fee payment we make to our investor members, which results in an interest expense on these Notes which is lower than that for the CM Loans. Origination fees on these CM Loans are recognized upon origination and included in interest income.
In accordance with FASB ASC 825, we include the estimated amount of unrealized gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the estimated unrealized gains or losses attributed to changes in instrument-specific credit risk were determined. As such, we do not record a specific loan loss allowance related to CM Loans and Notes in which we have elected the fair value option. Rather, we estimate the fair value of CM Loans and Notes using discounted cash flow methodologies and make credit risk related adjustments for both the rate of default of the CM Loans and Notes and the amount of loss in the event of default using methodologies similar to those used for member loans we have funded ourselves. At origination and at each reporting period, we recognize as interest expense an amount equal to our estimated loan losses for the CM Loans, and interest income in an amount equal to our estimated loan losses on these Notes. As the CM Loans are amortizing at slightly higher interest rates than the Notes, due to the impact of the servicing fee, the amount of interest expense related to estimated loan losses on the CM Loans will always be slightly higher than the estimated interest income from loan losses on the Notes. Our net interest income related to these CM Loans and Notes is further described in Note 13— Net Interest Income.
Lending Club Funded Member Loans
As of September 30, 2010, we have funded and retained approximately $21.3 million of member loans originated through the platform. When a member loan has been funded in whole or in part by us, we retain the portion of the borrower member’s monthly loan payment that corresponds to the percentage of the member loan that we have funded. In these cases, we record interest income on these member loans.
Origination fees from member loans funded by us are offset by our direct loan origination costs. The net amount is initially deferred and subsequently amortized ratably over the term of the member loan as an adjustment to yield, and is reported in the accompanying statements of operations as interest income. As of September 30, 2010 and March 31, 2010, we had net unamortized deferred loan origination costs/(revenue) of ($14,492) and $51,383, respectively (see Note 4 — Member Loans Held for Investment). These deferred loan origination revenues or costs will be amortized monthly as interest income or expense through the remaining life of the related member loans.

Concentrations of credit risk
Financial instruments that potentially subject us to significant concentrations of credit risk, consist principally of cash, cash equivalents, restricted cash, member loans held for investment, and CM Loans held at fair value. We hold our cash, cash equivalents and restricted cash in accounts at high-credit quality financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet periodically exceeds the FDIC insured amounts. We perform credit evaluations of our borrower members’ financial condition and do not allow borrower members to have more than two member loans outstanding at any one time. We do not require collateral for member loans, but we maintain allowances for potential credit losses, as described above. Potential credit risk to Lending Club from CM loans is mitigated by the corresponding Notes.
Stock-based compensation
We apply FASB ASC 718 guidance regarding the stock-based compensation to account for equity awards made to employees. FASB ASC 718 requires all share-based payments made to employees, including grants of employee stock options, restricted stock and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values, and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. FASB ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.
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
New accounting pronouncements
In July 2010, the FASB issued Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires further disaggregated disclosures that improve financial statement users’ understanding of 1) the nature of an entity’s credit risk associated with its financing receivables and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this standard is not expected to have a material effect on the Company’s result of operations or financial position but it will require expansion of the Company’s future disclosures.
3. Net Loss Attributable to Common Stockholders
We compute net loss per share in accordance with FASB ASC 260. Under FASB ASC 260, basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable.

The following table details the computation of the net loss per share (unaudited):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(2,938,890)	$(2,813,137)	$(5,464,124)	$(5,674,083)

Weighted-average common shares outstanding, basic and diluted	8,565,011	8,248,487	8,561,654	8,236,216
Net loss per common share:

Basic and diluted	$(0.34)	$(0.34)	$(0.64)	$(0.69)
Due to the losses for each of the periods presented in the table below, the following potentially dilutive shares are excluded from the basic and diluted net loss per share calculation as including such shares in the calculation would be anti-dilutive.

	Three Months Ended September 30,		Six Months Ended September 30,
(Unaudited)	2010	2009	2010	2009
Excluded Securities:
Weighted-average Series A convertible preferred stock	15,740,285	15,740,285	15,740,285	15,740,285
Weighted-average Series B convertible preferred stock	16,036,346	16,036,346	16,036,346	16,036,346
Weighted-average Series C convertible preferred stock	15,621,609	—	14,511,877	—
Weighted-average restricted stock options issued to employees	5,362,704	3,115,578	4,617,020	2,718,538
Weighted-average warrants and contingent shares outstanding	1,750.633	1,965,170	1,747,525	1,869,069

Total common stock equivalents excluded from diluted net loss per share	54,511,577	36,857,379	52,653,053	36,364,238

4. Member Loans Held for Investment
Member loans funded by us and held for investment are as follows:

	As of September 30,
	2010 (unaudited)	As of March 31, 2010
Member loans, net of chargeoffs	$6,626,004	$8,275,561
Deferred origination costs/(revenue), net	(14,492)	51,383

	6,611,512	8,326,944
Allowance for loan losses	(548,103)	(781,758)

Member loans held for investment, net	$6,063,409	$7,545,186

As of September 30, 2010, we had identified and fully reserved $65,617 on 25 loans, and our aggregate allowance for loan losses was $548,103. As of March 31, 2010, we had identified and fully reserved $144,312 on 29 loans. For the three months ended September 30, 2010, we charged off a total of 87 loans with an aggregate principal balance of $296,663, while during the three months ended September 30, 2009, we charged off a total of 53 loans with an aggregate principal balance of $280,566. For the six months ended September 30, 2010, we charged off a total of 135 loans with an aggregate principal balance of $507,376, while during the six months ended September 30, 2009, we charged off a total of 86 loans with an aggregate principal balance of $509,441.

Changes in the allowance for loan losses, and the composition of the allowance for loan losses were as follows (unaudited except balance at March 31, 2010):

Balance at March 31, 2010	$781,758
Chargeoffs	(210,712)
Provision for loan losses	182,014

Balance at June 30, 2010	753,060
Chargeoffs	(296,663)
Provision for loan losses	91,706

Balance at September 30, 2010	$548,103

We believe that the credit and interest rate risks of our member loans held for investment are substantially similar to those of our CM Loans, which we measure at fair value (see Note 5 — CM Loans and Notes Held for Investment at Fair Value). In fact, both of these loan categories are originated through our lending platform, and in many instances a portion of a member loan may be funded by us, while another portion of that same member loan will become a CM Loan against which related Notes will be issued. Further, because of the similarity of these loan categories, our methodology for recording realized and unrealized gains on our CM Loans is substantially similar to the methodologies we use to measure our provision for loan loss allowances and chargeoffs on our member loans held for investment, funded by us (see Note 2 — Summary of Significant Accounting Policies, Revenue Recognition, Member Loans Originated as CM Loans). Based on these similarities, we therefore believe that the fair value of our member loans held for investment is equivalent to their carrying value.
5. CM Loans and Notes Held for Investment at Fair Value
At September 30, 2010, we had the following assets and liabilities measured at fair value on a recurring basis (unaudited):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
CM Loans	—	—	$99,983,238	$99,983,238

Liabilities
Notes	—	—	$99,938,237	$99,938,237
Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended September 30, 2010 (unaudited except balances at March 31, 2010):

	CM Loans	Notes
Fair value at March 31, 2010	$56,056,228	$56,042,064
Originations	28,619,475	28,619,475
Principal repayments	(6,589,223)	(6,605,776)

Outstanding principal	78,086,480	78,055,763
Realized and unrealized gains/(losses) included in earnings	(1,664,305)	(1,662,808)

Fair value at June 30, 2010	76,422,175	76,392,955
Originations	34,939,450	35,003,325
Reclassifications	38,829	—
Principal repayments	(9,265,823)	(9,307,026)

Outstanding principal	102,134,631	102,089,254
Realized and unrealized gains/(losses) included in earnings	(2,151,393)	(2,151,017)

Fair value at September 30, 2010	$99,983,238	$99,938,237

The majority of realized and unrealized gains/(losses) included in earnings are attributable to changes in instrument-specific credit risk and are reported on the “Interest income, CM Loans, net” and “Interest income/(expense), Notes, net” line items. The majority of total realized and unrealized gains/(losses) were related to Level 3 instruments held at September 30, 2010.

At September 30, 2010, we had 62 CM Loans representing $403,451 of outstanding CM Loan principal, $163,692 of CM Loan fair value, and $163,495 of Notes principal fair value which were 90 days or more delinquent. At September 30, 2010, we had 29 CM Loans representing $280,975 of outstanding CM Loan principal, $25,970 of CM Loan fair value and $25,942 of Notes principal fair value which were on non-accrual status.
6. Loans Payable
Loans payable consists of the following:

	As of September 30,
	2010 (unaudited)	As of March 31, 2010

Growth capital term loan	$1,889,586	$2,912,421
Unamortized discount on growth capital term loan	(57,202)	(90,260)
Financing term loan	2,406,957	3,600,082
Unamortized discount on financing term loan	(88,863)	(150,595)
Private placement notes	1,504,373	2,365,830
Unamortized discount on private placement notes	(75,493)	(130,371)

Total loans payable, net of debt discount	$5,579,358	$8,507,107

At September 30, 2010, future maturities due on all loans payable were as follows (unaudited):

Year ending March 31,
2011	$2,829,727
2012	2,601,694
2013	369,495

5,800,916
Less amount representing debt discount	(221,558)

Total loans payable	$5,579,358

Growth capital term loan
In October 2007, we entered into a loan and security agreement with a Silicon Valley Bank, or SVB, that allowed for borrowings of up to $3,000,000 for working capital needs. In October 2008, we amended the agreement to increase available borrowing to $4,000,000. The loan is secured by substantially all of our assets except our intellectual property rights, payments received on our CM Loans, and certain deposit accounts. Borrowings bear interest at a fixed rate of 8.5% per annum. Each advance is repayable in 36 equal monthly installments of principal and interest commencing the first day of the month following the advance. The growth capital term loan also requires us to maintain a certificate of deposit with the bank of $150,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. In December 2008, we drew down the remaining $1,000,000 of availability under this line. At September 30, 2010, no amounts were available for future financing under this agreement.
In connection with the growth capital term loan and its subsequent amendments, we issued fully exercisable warrants to purchase 164,320 shares of Series A convertible preferred stock at an exercise price of $1.065 per share, for which we recorded debt discounts of $105,913 upon issuance. Amortization of the debt discounts recorded for this loan, as amended, were $16,529 and $16,529 in the three months ended September 30, 2010 and 2009, respectively, and $33,058 and $30,491 in the six months ended September 30, 2010 and 2009, respectively, and were recorded as interest expense.
Effective August 3, 2009, we amended and restated the growth capital term loan as further described in this footnote below.
Financing term loan
In February 2008, we entered into a loan and security agreement with Gold Hill Venture Lending 03, LP, or Gold Hill, that provided for financing of up to $5,000,000 to be lent out to borrower members funded by us. The financing term loan was available for advances through June 30, 2008, but was subsequently amended in October 2008 to allow availability through December 31, 2008. The interest rate is fixed at 10.0% per annum. The agreement requires that proceeds received from borrower member payments on member loans funded by us be used to pay down the financing term loan. The financing term loan is secured by substantially all of our assets except our intellectual property rights, payments received on the CM Loans, and certain deposit accounts. The financing term loan requires us to maintain a certificate of deposit with a bank of $250,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. At September 30, 2010, no amounts were available for future financing under this agreement.

In connection with this loan agreement, we issued fully exercisable warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at a price of $1.065 per share and recorded total debt discounts of $277,962 upon issuance. Amortization of the debt discounts recorded for this loan were $30,866 and $30,866 in the three months ended September 30, 2010 and 2009, respectively, and $61,732 and $59,164 in the six months ended September 30, 2010 and 2009, respectively, and were recorded as interest expense.
Effective August 3, 2009, we amended and restated the financing term loan as further described in this footnote below.
May 2009 term loan
In May 2009, we entered into another secured loan facility, the May 2009 term loan, with SVB and Gold Hill as co-lenders, and amended the growth capital term loan and financing term loan to accommodate the new borrowing. The May 2009 term loan allowed us to borrow up to an additional $4,000,000 at an interest rate of 10.0% per annum. We also paid a commitment fee of $20,000 and $9,850 of the lenders’ expenses in connection with the facility. The borrowings were used to fund member loans. The borrowings are secured by a blanket lien on substantially all of our assets, except our intellectual property rights, certain deposit accounts and payments received on CM Loans. Additionally, the May 2009 term loan was secured with a certificate of deposit in the amount of $300,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. The lenders also received the right to invest up to $500,000 each in our next round of equity financing on the same terms offered to other investors. On a monthly basis, we also agreed to maintain a minimum collateral ratio calculated as (i) the sum as of September 30, 2010, no amounts were available for future financing under this agreement of the certificate of deposit collateral and the outstanding balance of member loans funded with the borrowing which are current in their payment status to (ii) the outstanding balance under the loan facility. In the event that the minimum collateral ratio is less than the minimum allowed under the agreement, we must increase the certificate of deposit to meet the minimum collateral ratio. As of September 30, 2010, no amounts were available for future financing under this agreement.
In connection with this loan facility, we issued fully exercisable warrants to purchase an aggregate of 187,090 shares of Series B convertible preferred stock at a price of $0.7483 per share and recorded total debt discounts of $184,860. Amortizations of those debt discounts are included in the amortizations of debt discounts presented above for the growth capital term loan and the financing term loan.
Effective August 3, 2009, we amended and restated the financing term loan as further described in this footnote below.
Amended and Restated Term Loans
Effective August 3, 2009, we consolidated the May 2009 term loan, the growth capital term loan, and the financing term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan. As a result of the consolidation, borrowings under the May 2009 term loan were split equally between and consolidated under the amended and restated growth capital term loan and an amended and restated financing term loan. The terms of these two remaining amended and restated agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on the CM Loans. Additionally, the amended and restated agreements continue to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment. Further, under the amended and restated agreements, we agreed to maintain the same minimum collateral ratio as established in the May 2009 term loan. As of September 30, 2010, we do not have any remaining capacity under these agreements as we have fully drawn down the entire $13,000,000 of combined availability under the amended and restated growth capital term loan and an amended and restated financing term loan. As of September 30, 2010, our outstanding balance under these agreements, net of debt discounts, totaled $4,150,478.
Private placement notes
During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by private placement notes totaling $4,707,964. Each private placement notes is repayable over three years and bears interest at the rate of 12% per annum. In June and July 2009, we issued an additional $200,000 of private placement notes which bear interest at the rate of 8% per annum. We are using the proceeds of these private placement notes to fund member loans. In connection with origination of these private placement notes, we issued fully exercisable warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock (see Note 9 — Preferred Stock). Upon issuance of the warrants, we recorded a debt discount of $329,271, and amortization of the debt discount was recorded as interest expense of $27,439 for each of the three months ended September 30, 2010 and 2009, and $54,878 for each of the six months ended September 30, 2010 and 2009.

8. Related Party Transactions
Of the private placement notes described in Note 6 — Loans Payable, $450,000 of original principal was invested by related parties on terms identical to those of given to the other private placement note investors. At September 30, 2010 and March 31, 2010, the outstanding principal balance of these notes was $134,768 and $213,579, respectively.
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
Liquidation preference —Upon any liquidation, winding up or dissolution of us, whether voluntary or involuntary (a “Liquidation Event”), before any distribution or payment shall be made to the holders of any common stock, the holders of convertible preferred stock shall, on a pari passu basis, be entitled to receive by reason of their ownership of such stock, an amount per share of Series A convertible preferred stock equal to $1.065 (as adjusted for stock splits recapitalizations and the like) plus all declared and unpaid dividends (the “Series A Preferred Liquidation Preference”), an amount per share of Series B convertible preferred stock equal to $0.7483 (as adjusted for stock splits recapitalizations and the like) plus all declared and unpaid dividends (the “Series B Preferred Liquidation Preference”) and an amount per share of Series C convertible preferred stock equal to $1.5677 (as adjusted for stock splits recapitalizations and the like). However, if upon any such Liquidation Event, the assets of ours shall be insufficient to make payment in full to all holders of convertible preferred stock of their respective liquidation preferences, then the entire assets of ours legally available for distribution shall be distributed with equal priority between the holders of based upon the amounts such series was to receive. Any excess assets, after payment in full of the liquidation preferences to the convertible preferred stockholders, are then allocated to the holders of common and preferred stockholders, pro-rata, on an as-if-converted to common stock basis.

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
10. Stockholders’ Deficit
Common stock
As of September 30, 2010, we have reserved shares of common stock for future issuance as follows (unaudited):

Convertible preferred stock, Series A	15,740,285
Convertible preferred stock, Series B	16,036,346
Convertible preferred stock, Series C	15,621,609
Options to purchase common stock	5,317,000
Options available for future issuance	3,625,767
Convertible preferred Series A stock warrants	1,265,990
Convertible preferred Series B stock warrants	374,180
Common stock warrants	110,463

Total common stock reserved for future issuance	58,091,640

During the three and six months ended September 30, 2010 we issued zero and 29,250 shares of common stock, respectively in exchange for proceeds of $0 and $7,898, respectively upon the exercise of employee stock options.
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
The Option Plan allows for employees to early exercise options. If an employee’s employment is terminated prior to fully vesting in options that have been early exercised, we may repurchase the common stock associated with unvested options at the original exercise price. As of September 30, 2010, none of the option holders have chosen to early exercise.

We used the Black-Scholes option pricing model for estimating the fair value of stock options granted with the following assumptions for the six months ended September 30, 2010 and 2009 (unaudited). No options were granted for the three months ended September 30, 2010 and 2009:

	Six Months Ended
	September 30,
	2010	2009
Expected dividend yield	0%	0%
Expected volatility	46.65%	53.8%
Risk-free interest rates	2.45%	2.81%
Expected life	6.08 years	6.05 years
We have elected to use the calculated-value method under FASB ASC 718 to calculate the volatility assumption for six months ended September 30, 2010 and 2009. The expected life assumption was determined based upon historical data gathered from public peer companies. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. We have paid no cash dividends and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in our option-pricing models.
Options activity under the Option Plan is summarized as follows (unaudited except balances at March 31, 2010):

	Options Outstanding
			Weighted	Weighted
			Average	Average
	Shares		Exercise	Remaining
	Available	Number	Price per	Contractual
	for Grant	of Shares	Share	Life (Years)
Balances at March 31, 2010	3,484,739	2,938,500	$0.25
Additional Shares Authorized	2,548,778
Options Granted	(2,535,000)	2,535,000	0.41
Options Exercised	—	(29,250)	0.27
Options Cancelled	127,250	(127,250)	0.23

Balances at September 30, 2010	3,625,767	5,317,000	$0.33	8.78

Exercisable at September 30, 2010		1,431,500	$0.26	7.59

Vested and expected to vest at September 30, 2010		4,831,313	$0.32	8.73
A summary by exercise price of outstanding options, vested options, and options vested and expected to vest at September 30, 2010, is as follows (unaudited):

		Weighted Average Remaining
	Number of Options	Contractual Life of		Number of Options Vested
Exercise Price	Outstanding	Outstanding Options (Years)	Number of Options Vested	and Expected to Vest
$0.23	1,335,750	8.86	372,125	1,215,297
$0.27	1,446,250	7.14	1,059,375	1,397,891
$0.41	2,535,000	9.67	—	2,218,125

	5,317,000		1,431,500	4,831,313

The following table presents details of stock-based compensation expenses by functional line item for the periods indicated (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales, marketing and customer service	$40,710	$12,897	60,764	20,361
Engineering	15,206	16,573	30,360	27,920
General and administrative	54,360	15,799	82,499	26,956

	110,276	45,268	173,623	75,237

Less stock-based compensation expense for non-employees	(1,474)	(1,416)	(2,915)	(2,831)

Total employee stock-based compensation expense	$108,802	$43,853	$170,708	$72,406

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.
We granted no options during the three months ended September 30, 2010 and 2009. During the six months ended September 30, 2010 and 2009, we granted stock options to purchase 2,535,000 and 1,624,478 shares, respectively, of common stock with a weighted average grant date fair value of $0.20 and $0.12, respectively, per share. As of September 30, 2010, total unrecognized compensation cost was $521,542. These costs are expected to be recognized through October 2014.
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
As of September 30, 2010, we continued to have a full valuation allowance against our net deferred tax assets. We believe that our deferred tax assets will more likely than not be realized. For the three months ended September 30, 2010, we were in a loss position. We did not have any foreign operations and therefore did not record any tax provisions during the period.
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
13. Net Interest Income
Revenues primarily result from interest income and transaction fees. Transaction fees include borrower paid origination fees and investor paid service fees. Interest income is accrued and recorded in the accompanying statements of operations as collected. We classify interest and fees earned on our member loans, CM Loans and Notes together as interest income in these financial statements.

The following table summarizes net interest income (expense) as follows (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Member loans held for investment	$223,512	$371,267	$450,339	$687,386
CM Loans held for investment at fair value
Interest and fees earned on CM Loans	4,143,340	808,974	7,172,882	1,225,230
Credit risk related adjustment (interest expense)	(2,153,128)	(755,384)	(3,817,433)	(1,010,652)
Cash and cash equivalents	10,485	4,479	16,803	21,069

Total interest income	$2,224,209	$429,336	$3,822,591	$923,033

Interest expense:
Notes held for investment at fair value
Interest and fees expensed on Notes	$2,509,468	$435,316	$4,288,898	$696,333
Credit risk related adjustment (interest income)	(2,151,566)	(755,222)	(3,814,374)	(1,010,413)
Loans payable	179,902	313,823	400,583	580,911
Amortization of debt discount	74,834	74,834	149,668	144,533

Total interest expense	$612,638	$68,751	$1,024,775	$411,364

A reconciliation of the table above to our Condensed Statements of Operations is as follows (unaudited):

Per table above:
Total interest income	$2,224,209	$429,336	$3,822,591	$923,033
Total interest expense	(612,638)	(68,751)	(1,024,775)	(411,364)

	$1,611,571	$360,585	$2,797,816	$511,669

Per Condensed Statements of Operations:
Net interest income (loss), loans held for investment	$(20,739)	$(12,911)	$(83,109)	$(16,989)
Net interest income (loss), CM Loans and Notes held for investment at fair value	1,632,310	373,496	2,880,925	528,658

	$1,611,571	$360,585	$2,797,816	$511,669

14. Commitments and Contingencies
Operating leases
We lease our principal administrative office under a two year operating lease, and satellite offices in Connecticut and New York each under one year lease agreements, certain service facilities, and some of our office equipment. Facilities rental expense was $61,306 and $36,609 for the three months ended September 30, 2010 and 2009, respectively, and $104,736 and $73,702 for the six months ended September 30, 2010 and 2009, respectively.

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
We have not recorded an accrued loss contingency under FASB ASC 450 in connection with this contingent liability. Accounting for loss contingencies pursuant to FASB ASC 450 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. We have assessed the contingent liability related to prior sales of member loans on the platform in accordance with FASB ASC 450 and have determined that the occurrence of the contingency is reasonably possible. In accordance with FASB ASC 450, we have estimated the range of loss as of September 30, 2010 as between $0 and $0.74 million, which is, as of September 30, 2010, the aggregate outstanding principal balance of member loans sold to persons unaffiliated with us from inception through April 7, 2008. In making this assessment, we considered our view, described above, that analyzing whether or not the operation of our platform involved an offer or sale of a “security” involved a complicated factual and legal analysis that was uncertain. In addition, we considered our belief that investor members have received what they expected to receive in the transactions under our prior operating structure. Generally, the performance of the outstanding member loans had, in our view, delivered to investor members the benefits they expected to receive in using our platform.
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
15. Subsequent Events.
Subsequent to September 30, 2010, and through the date of issuance of these financial statements, no events have occurred which would require disclosure as a subsequent event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Part II Item 1A “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for our products and services; the intensity of competition; our ability to effectively expand and improve internal infrastructure; and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part II Item 1A found later in this report entitled “Risk Factors,” as well as the “Risk Factors” section of the prospectus for the Notes dated October 15, 2010 and filed with the SEC, as may be amended or supplemented from time to time. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.
Overview
We are an on-line financial platform. We allow qualified borrower members to obtain loans (which we refer to as “member loans”) with interest rates that they find attractive. Since October 13, 2008, investors have had the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by us, with each series of Notes corresponding to an individual member loan originated on our platform (which we refer to as corresponding member loans or “CM Loans”). The Notes are dependent for payment on CM Loans and offer interest rates and credit characteristics that the investors find attractive. From the launch of our platform in May 2007 until April 7, 2008, we did not offer Notes on our platform. Instead, our platform allowed investor members to purchase assignments of unsecured member loans directly. Since November 2007, we have also funded member loans ourselves, which we refer to as “member loans held for investment” based on our intent and ability to hold the loans for the foreseeable future or to maturity.
All member loans are unsecured obligations of individual borrower members with fixed interest rates and three-year or five-year maturities. The member loans are posted on our website, funded by WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, at closing and immediately sold to us upon closing. As a part of operating our platform, we verify the identity of members, obtain borrower members’ credit characteristics from a consumer reporting agency such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of member loans. We service member loans on an ongoing basis.
We were incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. As of September 30, 2010, our platform has facilitated approximately 17,023 member loans since our launch in May 2007.
We have been operating since December 2007 pursuant to an agreement with WebBank. WebBank serves as the lender for all member loans originated through our platform. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that as of October 31, 2010, we do not offer member loans in Idaho, Iowa, Indiana, Maine, Mississippi, Nebraska, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.
We have a limited operating history and have incurred net losses since our inception. Our net loss was $2,938,890 and $5,464,124, respectively, for the three and six months ended September 30, 2010. We earn revenues from processing fees charged to members, primarily a borrower member origination fee and an investor service fee. We also earn interest income on member loans that we fund ourselves. At this stage of our development, we have funded our operations primarily with proceeds from our venture capital financings, our credit facilities and debt and equity issuances, which are described below under “Liquidity and Capital Resources.” We also relied on our credit facilities and debt issuances to borrow funds, which we used to fund member loans ourselves. Our borrowing capacity under our credit facilities is currently zero. Over time, we expect that the number of borrower and investor members and the volume of member loans originated through our platform will increase, and that we will generate increased revenue from borrower origination fees and investor service charges.
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
Results of Operations
Revenues
Our business model consists primarily of charging transaction fees to both borrower members and investor members for the loans originated through our lending platform. During the six months ended September 30, 2010 and 2009, we originated $65,172,850 and $23,311,850 of loans, respectively, on our lending platform, an increase of 180%. The borrower member pays a fee to us for providing the services of arranging the member loan and the investor member pays a fee to us for managing the payments on the member loans and maintaining account portfolios. We also generate revenue from interest earned on our member loans held for investment.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Member loans held for investment	$223,512	$371,267	$450,339	$687,386
CM Loans held for investment at fair value
Interest and fees earned on CM Loans	4,143,340	808,974	7,172,882	1,225,230
Credit risk related adjustment (interest expense)	(2,153,128)	(755,384)	(3,817,433)	(1,010,652)
Cash and cash equivalents	10,485	4,479	16,803	21,069

Total interest income	$2,224,209	$429,336	$3,822,591	$923,033

Interest expense:
Notes held for investment at fair value
Interest and fees expensed on Notes	$2,509,468	$453,316	$4,288,898	$696,323
Credit risk related adjustment (interest income)	(2,151,566)	(755,222)	(3,814,374)	(1,010,413)
Loans payable	179,902	313,823	400,583	580,911
Amortization of debt discount	74,834	74,834	149,668	144,533

Total interest expense	$612,638	$68,751	$1,024,775	$411,364

Net interest income	$1,611,571	$360,585	$2,797,816	$511,669

Interest Income
The following table presents our quarterly interest income sources in both absolute dollars and as a percentage of interest income (in thousands):

	For the Quarter Ended
Interest	December 31,		March 31,		June 30,		September 30,
Income	2008		2009		2009		2009
Source	$	%	$	%	$	%	$	%

Borrower origination fees and interest earned on member loans held for investment	326	115	284	62	316	65	371	49

Borrower origination fees and interest earned on CM Loans held for investment, net of interest expense on the related Notes	(57)	-20	166	36	155	32	374	50

Interest earned on cash and investments	13	5	8	2	17	3	4	1

Total Interest Income	282	100	458	100	488	100	749	100

	For the Quarter Ended
Interest	December 31,		March 31,		June 30,		September 30,
Income	2009		2010		2010		2010
Source	$	%	$	%	$	%	$	%
Borrower origination fees and interest earned on member loans held for investment	329	31	272	22	227	15	224	12

Borrower origination fees and interest earned on CM Loans held for investment, net of interest expense on the related Notes	743	69	991	78	1,249	85	1,632	887

Interest earned on cash and investments	3	0	4	0	6	0	10	1

Total Interest Income	1,075	100	1,267	100	1,482	100	1,866	100

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
Beginning October 5, 2010, our origination fees for three and five year loans changed, and ranged from 2.25% to 4.50% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	2.25%	4.25%	4.50%	4.50%	4.50%	4.50%	4.50%
Beginning October 15, 2010, our origination fees for three and five year loans changed, and ranged from 2.00% to 5.00% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	2.00%	4.00%	4.50%	5.00%	5.00%	5.00%	5.00%
Also, between January 20, 2010 and October 14, 2010, if the loan was for a small business or for a self-employed borrower, we charged an additional 1.5% origination fee.
The borrower origination fee is included in the APR calculation provided to the borrower member and is deducted from the gross loan proceeds prior to disbursement of funds to the borrower member. We do not receive a borrower origination fee if a member loan request does not close.
Borrower Origination Fees Earned on Member Loans Held for Investment
We compute borrower origination fees for member loans that we fund ourselves by subtracting the average costs of originating a member loan from the aggregate fee charged to the borrower member for the member loan. We initially defer this net amount and subsequently amortize the balance over the servicing period of the member loan, which is currently 36 or 60 months for each funded member loan.

Interest Earned on Member Loans Held for Investment
Between April 7, 2008 and October 13, 2008, while we sought to register the offering of the Notes, we funded the platform ourselves and generated interest income through investment in member loans held for investment. Subsequent to the effectiveness of our registration statement related to our Notes, we have continued to periodically fund some of these member loans. However, as we have increased our marketing and awareness efforts, the ratio of member loans held for investment to CM Loans that we originate each quarter has diminished. As such, during the six months ended September 30, 2010, we funded $1,613,925 of member loans while our investor members funded $63,558,925 of member loans, while during the six months ended September 30, 2009, we funded $5,104,525 of member loans while our investor members funded $18,207,325 of member loans.
When payments are received on member loans held for investment, the interest portion paid by our borrower members and the amortization of the origination fees, net of costs of origination, are recorded as interest income. Interest rates on these member loans, excluding amortization of net origination fees, range from 6.00% to 21.64% per annum as of September 30, 2010. During the three months ended September 30, 2010 and 2009, we recorded interest income on the member loans we funded of $223,512 and $371,267, respectively. Comparatively, during the six months ended September 30, 2010 and 2009, we recorded interest income on the member loans we funded of $450,339 and $687,386, respectively.
Borrower Origination Fees and Interest Earned on CM Loans Held for Investment Net of Interest Expense on the Related Notes
Beginning October 13, 2008, we began recording interest income, including borrower origination fees, from CM Loans and corresponding interest expense from the Notes. Interest income from the CM Loans includes origination fees on these member loans which are recognized in the period originated. During the three months ended September 30, 2010, we recorded interest income from CM Loans of $4,143,340, including $1,521,953 of origination fees. Under FASB ASC 825 guidance regarding the fair value option for accounting for financial assets, for the three months ended September 30, 2010, this interest income was offset by credit risk related adjustments on CM Loans of $2,153,128, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $2,509,468 for the three months ended September 30, 2010, and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $2,151,566 during that same period. Comparatively, during the six months ended September 30, 2010, we recorded interest income from CM Loans of $7,172,882, including $2,627,670 of origination fees. For the six months ended September 30, 2010, this interest income was offset by credit risk related adjustments on CM Loans of $3,817,433, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $4,288,898 for the six months ended September 30, 2010, and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $3,814,374 during that same period.
During the three months ended September 30, 2009, we recorded interest income from CM Loans of $808,974, including $350,053 related to origination fees. This interest income was offset by credit risk related adjustments on CM Loans of $755,384, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $435,316 during the three months ended September 30, 2009 and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $755,222 during that same period. Comparatively, during the six months ended September 30, 2009, we recorded interest income from CM Loans of $1,225,230, including $489,958 of origination fees. For the six months ended September 30, 2009, this interest income was offset by credit risk related adjustments on CM Loans of $1,010,652, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $696,332 for the six months ended September 30, 2009, and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $1,010,412 during that same period. Over time, we expect that revenues and expenses related to CM Loans and Notes will increase as we grow our platform.
Interest Earned on Cash and Investments
Interest income from cash and cash equivalents is recorded as it is earned. For the three and six months ended September 30, 2010, we recorded $10,485 and $16,803, respectively, of interest income earned on cash and cash equivalents. Comparatively, for three and six months ended September 30, 2009, we recorded $4,479 and $21,069, respectively in interest income earned on cash and cash equivalents. The differences in interest income are a function of the cash on hand and the declining interest rate climate during the relevant periods. We do not expect interest income from cash and cash equivalents to be a significant part of our future revenue.

Interest Expense on Loans Payable
Interest expense, other than that described above with regard to CM Loans and Notes, consists primarily of cash and non-cash interest on loans payable. For the three months ended September 30, 2010 and 2009, we paid cash interest of $179,202 and $313,823, respectively, for interest due on our loans payable. For the three months ended September 30, 2010 and 2009, we also recorded $74,834 and $74,834, respectively, for non-cash interest expense related to debt discounts due to warrants on our loans payable. Comparatively, for the six months ended September 30, 2010 and 2009, we paid cash interest of $400,583 and $580,911, respectively, for interest due on our loans payable. For the six months ended September 30, 2010 and 2009, we also recorded $149,668 and $144,533, respectively, for non-cash interest expense related to debt discounts due to warrants on our loans payable.
As we have no additional capacity under our various loans payable agreements, we expect interest expense on our loans payable continue to decrease over the next year as we repay these loans.
Provision for Loan Losses
The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of potential credit losses inherent in our portfolio of member loans that we funded ourselves, in whole or in part, and hold for investment and is based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through our collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex, and requires judgment by management about the effect of matters that are inherently uncertain (see Note 2 — Significant Accounting Policies, Allowance for loan losses). Moreover, in light of our limited operating history, we do not yet have significant historical experience unique to our own base of borrowers and underwriting criteria with which to help estimate expected losses on our portfolio. In the three and six months ended September 30, 2010, we recorded a provision for loan losses of $91,706 and $273,720, respectively, against our member loans held for investment. Comparatively, for the three and six months ended September 30, 2009, we recorded a provision for loan losses of $530,828 and $994,504, respectively, against our member loans held for investment.
Amortization of loan servicing rights
We charge investor members an ongoing service fee in respect of member loans and Notes that they have purchased through our platform. The service fee offsets the costs we incur in servicing member loans, including managing payments from borrower members, payments to investor members and maintaining account portfolios. This service fee is equal to 1.00% of all amounts paid by us to an investor member in respect of a member loan, excluding certain fees retained by investors. The service fee is deducted from any payments on a member loan before the net amounts of those payments are allocated to the investor members’ Lending Club accounts.
For member loans purchased by third parties prior to the registration of our Notes, we recognized a servicing asset and corresponding servicing liability in accordance with FASB ASC 860. We then amortize the servicing fee asset into income as payments are received on these member loans (see Note 2 — Summary of Significant Accounting Policies, Revenue recognition, Third party purchased member loans). During the three and six months ended September 30, 2010, we recognized $5,306 and $11,148, respectively, of such income. Comparatively, during the three and six months ended September 30, 2009, we recognized $7,081 and $14,970, respectively of such income. Because following the registration of the Notes, investor members no longer directly purchase member loans, the amount of income from amortization of loan servicing rights will continue to diminish until the underlying member loans are fully discharged. The balance of loan servicing rights at September 30, 2010 and March 31, 2010, was $8,544 and $22,141, respectively, on outstanding loan balances held by third parties of $740,841 and $1,857,555 respectively.

Operating Expenses:

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2010	2009	change	2010	2009	change
Sales, marketing, and customer service	$3,076,359	$1,464,602	110%	$5,374,725	$2,622,200	105%
Engineering	500,198	442,182	13%	998,569	868,254	15%
General and administrative	946,463	752,011	26%	1,780,191	1,732,434	3%

Total operating expenses	$4,523,020	$2,658,795		$8,153,485	$5,222,888

Sales, Marketing and Customer Service Expense
Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, customer service and credit personnel, costs of marketing campaigns and costs of borrower underwriting such as credit scoring and screening. Sales, marketing and customer service expenses for the three months ended September 30, 2010 and 2009, were $3,076,359 and $1,464,602, respectively, an increase of approximately 110%. Comparatively, sales, marketing and customer service expenses for the six months ended September 30, 2010 and 2009, were $5,374,725 and $2,622,200, respectively, an increase of approximately 105%. The relative increase in expenses in this category during the three and six months ended September 30, 2010 in comparison to the three and six months ended September 30, 2009 was primarily due to increased personnel expenses which grew by $671,298 and $1,213,398, respectively, and increased marketing programs aimed at acquiring new investors and borrowers which grew by $842,553 and $1,313,464, respectively, and increased costs for borrower underwriting services, such as credit reporting, which grew by $114,124 and $172,015, respectively.
Engineering Expense
Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Engineering expense for the three months ended September 30, 2010 and 2009, was $500,198 and $442,188, respectively, an increase of 13%. Comparatively, engineering expense for the six months ended September 30, 2010 and 2009, was $998,569 and $868,254, respectively, an increase of 15%. The increase for the three and six months ended September 30, 2010 versus the same three and months ended September 30, 2009, was primarily due to increased staffing costs, including contract labor.
General and Administrative Expense
General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expense for the three months ended September 30, 2010 and 2009, was $946,463 and $752,011, respectively, an increase of approximately 26%. The increase was primarily the result of higher expenses for personnel costs of $215,447, and facilities costs of $73,801. These costs were offset however by a drop in outside legal expenses of $151,522, as we relied more heavily in-house counsel during the three months ended September 30, 2010, in comparison to the three months ended September 30, 2009.
Comparatively, general and administrative expense for the six months ended September 30, 2010 and 2009, was $1,780,191 and $1,732,434, respectively, an increase of approximately 3%. The increase was primarily the result of higher expenses for personnel costs of $278,129, and facilities costs of $117,830. These costs were offset however by a drop in outside legal and accounting expenses of $372,913, as we relied more heavily in-house counsel during the six months ended September 30, 2010, in comparison to the six months ended September 30, 2009. We expect that general and administrative expenses will decrease as a percentage of overall operating expenses as we grow our marketing and sales efforts in greater proportion than our general and administrative expenses.

Liquidity and Capital Resources

	Six Months Ended September 30,
	2010	2009	Change
Cash flows from:
Operating Activities	$(4,373,273)	$(4,329,615)	$(43,658)

Investing Activities	(46,170,931)	(18,952,475)	(27,218,456)
Add back/(subtract):
Origination of CM Loans held at fair value	63,558,925	18,207,325	45,351,600
Repayment of CM Loans held at fair value	(15,853,311)	(2,441,127)	(13,412,184)

Investing Activities after excluding activity related to CM Loans held at fair value	1,534,683	(3,186,277)	4,720,960

Financing Activities	69,028,973	18,017,149	51,011,824
Add back/(subtract):
Origination of Notes held at fair value	(63,622,800)	(18,771,405)	(44,851,395)
Repayment of Notes held at fair value	15,912,253	2,444,619	13,467,634

Financing Activities after excluding activity related to Notes held at fair value	$21,318,426	$1,690,363	$19,628,063

Net cash used in operating activities increased to $4,373,273 for the six months ended September 30, 2010, from $4,329,615 in the six months ended September 30, 2009. Non-cash charges that most significantly offset our net loss of $5,464,124 in the six months ended September 30, 2010 were: $273,720 of allowances for loan losses on member loans held for investment, $3,814,374 of non-cash interest income due to credit risk related adjustments on our Notes, and $3,967,889 of non-cash interest expense related to our CM Loans and debt discounts due to warrants issued for our loans payable, and the $372,586 net positive effect of changes in operating assets and liabilities. Similarly, non-cash charges that most significantly offset our net loss of $5,674,083 in the six months ended September 30, 2009 were: $994,504 of provisions for loan losses on member loans held for investment, non-cash interest expense of $1,155,185, non-cash interest income due to credit risk related adjustments on our Notes of $1,010,413.
Net cash used in investing activities for the six months ended September 30, 2010 and 2009, was $46,170,931 and $18,952,475, respectively. However, after excluding activity related to the Notes, which is mostly offset by corresponding activity related to the CM Loans reflected in our cash flow from financing activities, the remaining amounts for the six months ended September 30, 2010 and 2009, were $1,534,683 of cash generated and $3,186,277 of cash used, respectively. These remaining amounts in both periods were primarily activities related to borrower repayments of our member loans held for investment and changes in restricted cash. During the six months ended September 30, 2010, repayments of member loans held for investment exceeded our originations of these same loans, while in the six months ended September 30, 2009, our originations of member loans held for investment exceeded the repayments from those loans as we invested the proceeds of the May 2009 term loan and proceeds from our private placement notes. As to changes in restricted cash, during the six months ended September 30, 2010, one of our platform service providers released $500,000 of restricted cash that we had previously provided as security for certain ACH services they provide to us, while during the six months ended September 30, 2009, restricted cash increased by $500,000 in relation to those same ACH services, and an increase of $300,000 in relation to our May 2009 term loan.
Net cash used in financing activities for the six months ended September 30, 2010 and 2009, were $69,028,973 and $18,017,149 respectively. However, after excluding activity related to the Notes, which is mostly offset by corresponding activity related to our CM Loans reflected in our cash flows from investing activities, the remaining amounts for the six months ended September 30, 2010 and 2009, were $15,912,253 and $2,444,619, respectively. Cash provided by financing activities, after excluding activity related to the Notes, consisted primarily of excess of proceeds from the issuance of our Series C Preferred Stock over the repayment of loans payable in the six months ended September 30, 2010, and, in the six months ended September 30, 2009, the excess of the proceeds from our May 2009 term loan over repayment of notes payable.

In May 2009, we entered into a new secured loan facility, or the May 2009 term loan, with SVB, and Gold Hill, and amended, respectively, their prior growth capital term loan and financing term loan to accommodate new borrowing. The May 2009 term loan allowed us to borrow up to $4,000,000 at an interest rate of 10.0% per annum. The borrowings were used to fund member loans. The borrowings are secured by a blanket lien on substantially all of our assets, except our intellectual property rights, certain deposit accounts, and payments received on CM Loans. Additionally, the May 2009 term loan was secured with a certificate of deposit in the amount of $300,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. On a monthly basis, we also agreed to maintain a minimum collateral ratio calculated as (i) the sum of the certificate of deposit collateral and the outstanding balance of member loans funded with the borrowing which are current in their payment status to (ii) the outstanding balance under the loan facility. In the event that the minimum collateral ratio is less than the minimum allowed under the agreement, we must increase the certificate of deposit to meet the minimum collateral ratio. In connection with this loan facility, we issued a fully exercisable warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share to SVB, and we issued a fully exercisable warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share to Gold Hill.
Effective August 3, 2009, we consolidated the May 2009 term loan, the growth capital term loan, and the financing term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan. As a result of the consolidation, borrowings under the May 2009 term loan were split equally between and consolidated under the amended and restated growth capital term loan and an amended and restated financing term loan. The terms of these two remaining amended and restated agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on the CM Loans. Additionally, the amended and restated agreements continue to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment. Further, under the amended and restated agreements, we agreed to maintain the same minimum collateral ratio as established in the May 2009 term loan. As of September 30, 2010, we do not have any remaining capacity under these agreements as we had fully drawn down the entire $13,000,000 of combined availability under the amended and restated growth capital term loan and an amended and restated financing term loan. As of September 30, 2010, our outstanding balance under these agreements totaled $4,150,478.
During the six months ended September 30, 2009, we issued an additional $200,000 of private placement notes, repayable over three years and bearing interest at the rate of 8% per annum. We are used the proceeds of the private placement notes to fund member loans on the platform.
We used the proceeds from borrowings under the amended and restated agreements and the private placement notes primarily to fund member loans ourselves to ensure a sufficient level of funding for borrowing requests. From April 7, 2008 until October 13, 2008 all member loans funded on the platform were funded and held by us for investment. Through our participation in funding loans ourselves on the platform, as of September 30, 2010, we had funded and retained approximately $21.3 million in member loans.
In April 2010, we issued 15,621,609 shares of Series C convertible preferred stock for aggregate cash consideration of $24,489,996. In connection with our private placement of Series C convertible preferred stock, we incurred transaction expenses, recorded as an offset to gross proceeds of $102,051. The shares are convertible into shares of our common stock, par value $0.01 per share, on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of our certificate of incorporation.
We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future as we grow our platform. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to continue to fund member loans on the platform we will hold for investment. To date, we have funded our cash requirements with proceeds from our debt issuances and the sale of equity securities. At September 30, 2010, we had $21,056,943 in unrestricted cash and cash equivalents. We primarily invest our cash in interest bearing money market funds.
We do not have any committed external source of funds. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings or debt financings. Additional equity or debt financing may not be available on acceptable terms, if at all.

Income Taxes
We incurred no tax provision for the three months ended September 30, 2010. Given our history of operating losses, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carry forwards.
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
Additional Information about the Lending Club Platform
Historical Information about Our Borrower Members and Outstanding Loans:
In regards to the following historical information, prior performance is no guarantee of future results or outcomes.
For purposes of the following information and tables, we have excluded from the data all previously issued loans that would not meet the current credit policy. To review the information and tables that include this data, please see the information and tables starting on Page 35.
As of September 30, 2010, LendingClub had facilitated 15,993 member loans with an average original principal amount of $9,812 and an aggregate original principal amount of $156,914,750, out of which 1,418 member loans with an aggregate original principal amount of which $12,935,525, or 8.24% had prepaid. Including loans which were fully repaid, 14,421 loans representing $141,517,525 of original principal amount had been through at least one billing cycle as of September 30, 2010.
Of the $141,517,525 of original principal balance at September 30, 2010 that had been through at least one billing cycle, $4,182,619 of outstanding principal balance less interest and fees received, or 2.96%, was either in default or has charged off. The defaulted loans and charged off loans were comprised of 570 member loans, of which 397 loans representing $2,909,407 in outstanding principal balance less interest and fees received, were defaults and charge offs due to delinquency, while the remaining 173 loans were loans in which the borrower member filed for a Chapter 7 bankruptcy seeking liquidation. A member loan is considered defaulted when at least one payment is more than 120 days late.
Of remaining loans that had been through at least one billing cycle as of September 30, 2010, $95,568,595 of principal remained outstanding of which 96.83% was current, 0.45% was 16 to 30 days late, and 2.71% was between 31 and 120 days late. During the three months ended September 30, 2010, of the 9,330 member loans which were not delinquent prior to the start of the quarter, 417 member loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 — 15 day grace period. Of those loans which became delinquent for more than 15 days during the quarter, we charged late fees totaling $3,445 on 141 loans and received late fees of $1,069 on 47 of those same 141 loans.

The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to September 30, 2010, grouped by the loan grade assigned by us:

				Average Total
	Number of	Average Interest	Average Annual	Funded
Loan Grade	Borrowers	Rate	Percentage Rate	Commitment
A1	115	6.85%	7.91%	4,288
A2	348	7.19%	8.25%	4,470
A3	693	7.53%	8.62%	6,320
A4	903	8.18%	9.29%	7,450
A5	1268	8.47%	9.63%	8,873
B1	755	10.39%	12.72%	9,189
B2	869	10.70%	13.00%	10,674
B3	935	11.11%	13.42%	11,257
B4	1038	11.46%	13.73%	10,640
B5	1109	11.80%	14.08%	10,328
C1	943	12.59%	15.15%	9,825
C2	891	13.02%	15.63%	9,829
C3	860	13.36%	15.95%	9,720
C4	670	13.53%	16.13%	9,672
C5	600	13.91%	16.55%	8,819
D1	541	14.26%	17.10%	10,074
D2	619	14.70%	17.43%	9,983
D3	551	15.06%	17.77%	10,905
D4	445	15.36%	18.04%	10,999
D5	355	15.83%	18.58%	11,416
E1	301	16.08%	18.74%	11,111
E2	257	16.41%	19.01%	11,647
E3	192	16.80%	19.39%	11,587
E4	168	17.12%	19.62%	12,870
E5	135	17.55%	20.20%	11,706
F1	87	17.85%	20.44%	13,718
F2	87	18.10%	20.68%	13,759
F3	55	18.57%	21.20%	14,926
F4	53	18.83%	21.56%	12,775
F5	34	19.05%	21.76%	14,840
G1	32	19.61%	22.23%	16,075
G2	24	20.31%	22.87%	15,807
G3	20	20.63%	23.28%	15,278
G4	24	20.60%	23.22%	15,048
G5	16	20.89%	23.71%	17,030

The following table presents aggregated information for the period from May 24, 2007 to September 30, 2010, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

	Percentage of
	Borrowers
	Stating They	Average Job		Average Debt
	Own Their Own	Tenure in	Average Annual	to Income
Loan Grade	Homes	Months	Gross Income	Ratio (1)
A1	66.09%	72	60,421	8.13%
A2	66.95%	67	66,352	8.94%
A3	61.62%	69	67,113	10.00%
A4	58.14%	64	64,500	10.95%
A5	55.84%	63	68,656	11.58%
B1	49.93%	58	67,734	11.85%
B2	50.52%	62	74,939	11.97%
B3	52.09%	66	75,058	12.57%
B4	48.36%	59	69,228	13.18%
B5	48.06%	57	66,722	12.88%
C1	47.61%	58	74,687	13.04%
C2	45.23%	56	64,484	13.06%
C3	45.70%	55	65,757	13.46%
C4	44.48%	61	67,112	14.06%
C5	38.83%	57	69,231	13.38%
D1	39.37%	57	64,323	13.29%
D2	45.07%	64	70,775	13.52%
D3	47.55%	62	69,574	13.51%
D4	42.47%	56	68,437	13.56%
D5	47.04%	59	70,064	13.79%
E1	44.52%	56	69,479	13.52%
E2	45.53%	53	65,548	14.11%
E3	45.83%	56	73,671	12.92%
E4	55.95%	61	76,403	13.54%
E5	48.15%	66	81,462	13.62%
F1	51.72%	60	80,521	13.70%
F2	50.57%	70	86,562	13.55%
F3	47.27%	67	81,637	14.63%
F4	49.06%	60	81,258	12.84%
F5	52.94%	53	82,683	12.94%
G1	62.50%	52	67,973	13.64%
G2	75.00%	77	90,313	15.54%
G3	40.00%	64	70,158	16.99%
G4	45.83%	57	93,383	12.14%
G5	37.50%	62	105,878	11.43%

(1)	Average debt to income ratio, excluding mortgage debt, calculated by us based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to September 30, 2010, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

						Average
						Number of
		Average	Average	Average	Average	Inquiries	Average	Average
		Open	Total	Revolving	Revolving	in the Last	Delinquencies	Time Since
	Average	Credit	Credit	Credit	Line	Twelve	in Last	Last
Loan Grade	FICO	Lines	Lines	Balances	Utilization	Months	Two Years	Delinquency
A1	778	9	24	9,923	17.21%	1	0	18
A2	774	10	25	8,718	16.49%	1	0	27
A3	767	9	23	9,551	20.33%	1	0	31
A4	757	9	23	10,764	25.34%	1	0	36
A5	748	10	23	13,212	30.22%	1	0	37
B1	739	9	22	12,005	36.20%	1	0	33
B2	736	9	22	13,460	37.82%	1	0	37
B3	730	9	22	15,179	40.92%	1	0	36
B4	721	9	22	14,985	44.62%	1	0	35
B5	713	9	21	14,680	48.10%	1	0	36
C1	706	9	21	15,059	52.98%	1	0	35
C2	702	9	20	13,817	54.30%	1	0	36
C3	697	9	21	15,052	54.43%	1	0	36
C4	691	9	21	15,448	58.09%	2	0	32
C5	686	9	20	13,760	58.84%	1	0	31
D1	684	9	20	14,410	59.22%	1	0	32
D2	685	9	21	13,630	59.26%	2	0	33
D3	684	10	21	14,966	60.77%	2	0	34
D4	683	9	20	14,004	62.66%	2	0	34
D5	683	10	21	15,663	62.14%	2	0	35
E1	681	9	20	14,516	65.79%	2	0	33
E2	680	10	21	15,090	66.04%	2	0	36
E3	677	9	20	15,159	68.76%	2	0	30
E4	677	10	22	19,140	66.97%	2	0	37
E5	674	9	21	14,076	67.03%	2	0	32
F1	677	10	22	18,725	65.53%	2	0	36
F2	673	10	22	16,629	66.79%	2	0	33
F3	674	10	23	19,344	72.21%	2	0	31
F4	671	9	23	14,987	71.84%	2	0	28
F5	673	11	25	23,785	70.62%	3	0	30
G1	678	10	21	18,416	63.85%	2	0	29
G2	668	11	25	25,566	72.20%	2	0	40
G3	669	12	26	15,516	73.28%	3	0	33
G4	669	13	25	23,985	65.00%	2	0	26
G5	671	10	26	23,136	63.99%	3	1	30

The following table presents additional aggregated information for the period from May 24, 2007 to September 30, 2010, about delinquencies, default and borrower prepayments, grouped by the loan grade assigned by us. The interest rate, default and delinquency information presented in the table includes data only for member loans that had been issued for more than 45 days as of September 30, 2010, and therefore have been through at least one billing cycle. With respect to late member loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late member loan amounts as a percentage of member loans issued for more than 45 days. Member loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of member loans that have been outstanding, on average, for approximately twelve months.
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

	15-30
	Days	15-30	30+	30+			Total	Number
	Late	Days Late	Days Late	Days Late	Default	Default	Number	Of Loans	Prepaid	Prepaid
Loan Grade	($)	(%)	($)	(%)	($)	(%)	Of Loans	Prepaid	($)	(%)
A1	—	0.00%	5,950	1.99%	6,013	1.33%	90	14	29,850	6.05%
A2	—	0.00%	2,581	0.30%	9,201	0.65%	259	59	219,525	14.11%
A3	10,558	0.42%	16,172	0.64%	19,057	0.49%	540	87	482,175	11.01%
A4	—	0.00%	25,325	0.63%	34,106	0.57%	710	106	740,425	11.01%
A5	19,233	0.27%	64,307	0.92%	113,716	1.13%	1,022	117	943,475	8.39%
B1	14,847	0.35%	114,615	2.70%	132,228	2.12%	606	78	611,725	8.82%
B2	2,768	0.05%	77,522	1.45%	210,945	2.54%	684	87	980,600	10.57%
B3	32,613	0.50%	226,786	3.51%	169,277	1.76%	767	83	1,038,575	9.87%
B4	20,885	0.30%	161,996	2.33%	182,430	1.81%	860	86	876,175	7.93%
B5	18,557	0.25%	153,497	2.06%	274,958	2.62%	918	92	832,000	7.26%
C1	49,949	0.88%	91,608	1.62%	258,390	3.04%	771	93	861,000	9.29%
C2	17,643	0.32%	115,038	2.11%	242,979	3.07%	739	63	626,825	7.16%
C3	22,440	0.45%	173,024	3.47%	241,548	3.25%	691	71	649,300	7.77%
C4	18,076	0.47%	127,602	3.31%	230,454	3.72%	565	70	656,475	10.13%
C5	28,974	0.95%	133,182	4.38%	246,840	4.91%	515	48	491,425	9.29%
D1	37,175	1.17%	132,397	4.17%	249,701	4.94%	456	46	475,850	8.73%
D2	12,124	0.32%	92,455	2.44%	190,498	3.43%	506	45	472,850	7.65%
D3	18,016	0.47%	133,031	3.45%	234,636	4.24%	472	31	331,950	5.52%
D4	104	0.00%	140,274	4.62%	237,000	5.35%	371	31	283,250	5.79%
D5	12,049	0.47%	73,292	2.88%	99,722	2.86%	291	18	167,650	4.14%
E1	33,234	1.69%	78,680	4.00%	99,901	3.43%	230	26	294,600	8.81%
E2	8,355	0.47%	70,750	3.95%	127,424	4.97%	209	14	172,400	5.76%
E3	—	0.00%	78,190	5.59%	54,055	2.76%	158	8	120,925	5.44%
E4	14,322	1.25%	21,339	1.86%	152,238	8.90%	129	6	76,275	3.53%
E5	15,459	1.60%	36,658	3.79%	64,231	4.83%	105	9	108,500	6.87%
F1	—	0.00%	43,716	5.81%	33,359	3.30%	67	6	77,975	6.53%
F2	6,003	0.91%	29,186	4.42%	93,226	8.83%	69	8	91,925	7.68%
F3	—	0.00%	42,647	8.13%	48,624	6.60%	46	2	31,000	3.78%
F4	20,015	4.93%	14,644	3.61%	47,412	8.02%	44	3	20,225	2.99%
F5	—	0.00%	44,183	16.18%	17,828	4.00%	25	5	75,000	14.86%
G1	—	0.00%	23,342	8.67%	24,840	5.67%	23	5	94,400	18.35%
G2	—	0.00%	16,233	6.70%	4,633	1.73%	18	0	0	0.00%
G3	—	0.00%	—	0.00%	25,814	10.55%	16	0	0	0.00%
G4	—	0.00%	537	0.23%	5,332	1.85%	19	1	1,200	0.33%
G5	—	0.00%	30,881	22.87%	—	0.00%	12	0	0	0.00%

The following table presents aggregated information for the period from May 24, 2007 to September 30, 2010 on the results of our collection efforts for all corresponding member loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded the 20 loans that we repurchased due to identity fraud.

				Gross		Aggregate
				Amount		Principal
				Collected	Number of	Balance of	Gross
	Number		Aggregate	on	Loans	Loans	Amount
	of Loans		Amount Sent	Accounts	Charged-Off	Charged-Off	Recovered
	in		to	Sent to	Due to	Due to	on Loans
	Collection	Origination	Collections	Collections	Delinquency	Delinquency	Charged-
Grade	(1)	Amount (1)	(1)	(2)	(3)	(3)	Off (4)
A	85	551,300	81,730	35,820	28	241,058	—
B	226	2,191,600	338,169	137,725	79	1,296,602	4,777
C	306	2,782,200	495,185	222,127	120	1,529,293	6,750
D	207	2,079,725	386,865	151,921	88	1,275,733	4,201
E	89	1,043,300	176,856	67,376	44	665,174	11,416
F	41	621,775	107,212	43,472	18	368,302	1,440
G	15	170,900	25,799	9,491	5	121,940	—

Total	969	9,440,800	1,611,817	667,932	382	5,498,103	28,583

1)	Represents accounts 31 to 120 days past due.

2)
Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status. Of this amount, investors received $661,253 (99%). The remainder was fees to us of $6,679 (1%). The amounts retained by us are reflected as loan servicing fees in our consolidated financial statements.

3)
Represents accounts that have been delinquent for 120 days at which time the account is charged-off. Any money recovered after 120 days is no longer included as amounts collected on accounts sent to collection.

4)	Represents the gross amounts we received on charged-off accounts after the accounts were charged-off—e.g., a dollar received on an account 121 days past due.

For purposes of the following information and tables, the data includes all loans issued since May 24, 2007.
As of September 30, 2010, LendingClub had facilitated 17,023 member loans with an average original principal amount of $9,708 and an aggregate original principal amount of $165,261,850, out of which 1,652 member loans with an aggregate original principal amount of which $14,576,750, or 8.82% had prepaid. Including loans which were fully repaid, 15,451 loans representing $149,864,625 of original principal amount had been through at least one billing cycle as of September 30, 2010.
Of the $149,864,625 of original principal balance at September 30, 2010 that had been through at least one billing cycle, $5,459,203 of outstanding principal balance less interest and fees received, or 3.64%, was either in default or has charged off. The defaulted loans and charged off loans were comprised of 808 member loans, of which 583 loans representing $3,826,668 in outstanding principal balance less interest and fees received, were defaults and charge offs due to delinquency, while the remaining 225 loans were loans in which the borrower member filed for a Chapter 7 bankruptcy seeking liquidation. A member loan is considered defaulted when at least one payment is more than 120 days late.
Of remaining loans that had been through at least one billing cycle as of September 30, 2010, $97,413,417 of principal remained outstanding of which 96.68% was current, 0.49% was 16 to 30 days late, and 2.83% was between 31 and 120 days late. During the three months ended September 30, 2010, of the 9,910 member loans which were not delinquent prior to the start of the quarter, 460 member loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 — 15 day grace period. Of those loans which became delinquent for more than 15 days during the quarter, we charged late fees totaling $3,787 on 162 loans and received late fees of $1,261 on 68 of those same 162 loans.

The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to September 30, 2010, grouped by the loan grade assigned by us:

				Average Total
	Number of	Average Interest	Average Annual	Funded
Loan Grade	Borrowers	Rate	Percentage Rate	Commitment
A1	116	6.85%	7.90%	4,268
A2	355	7.20%	8.25%	4,455
A3	701	7.54%	8.62%	6,305
A4	913	8.19%	9.28%	7,420
A5	1281	8.48%	9.62%	8,855
B1	768	10.38%	12.69%	9,172
B2	884	10.69%	12.98%	10,656
B3	957	11.09%	13.38%	11,235
B4	1055	11.44%	13.70%	10,590
B5	1132	11.78%	14.04%	10,268
C1	962	12.56%	15.09%	9,805
C2	916	12.97%	15.55%	9,823
C3	884	13.31%	15.87%	9,683
C4	688	13.49%	16.06%	9,641
C5	621	13.85%	16.45%	8,739
D1	573	14.19%	16.96%	9,950
D2	641	14.64%	17.34%	9,932
D3	593	14.95%	17.58%	10,567
D4	502	15.16%	17.71%	10,461
D5	412	15.55%	18.14%	10,763
E1	348	15.82%	18.32%	10,379
E2	330	15.96%	18.34%	10,586
E3	253	16.31%	18.64%	10,390
E4	230	16.55%	18.81%	11,298
E5	189	17.00%	19.38%	11,088
F1	127	17.16%	19.44%	12,287
F2	119	17.60%	19.95%	12,765
F3	85	17.85%	20.16%	12,914
F4	80	18.25%	20.69%	12,075
F5	53	18.35%	20.74%	13,051
G1	53	18.79%	21.04%	13,228
G2	46	19.26%	21.50%	12,202
G3	41	19.45%	21.70%	13,162
G4	56	19.25%	21.29%	14,514
G5	59	19.46%	21.57%	11,685

The following table presents aggregated information for the period from May 24, 2007 to September 30, 2010, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

	Percentage of
	Borrowers
	Stating They	Average Job		Average Debt
	Own Their Own	Tenure in	Average Annual	to Income
Loan Grade	Homes	Months	Gross Income	Ratio (1)
A1	66.38%	72	61,193	8.11%
A2	66.48%	66	66,840	8.86%
A3	61.48%	69	67,149	9.98%
A4	58.05%	63	64,603	10.92%
A5	55.74%	62	68,773	11.54%
B1	50.00%	58	68,140	11.81%
B2	50.68%	62	74,855	11.91%
B3	51.83%	67	75,653	12.45%
B4	48.82%	59	70,229	13.18%
B5	47.88%	57	66,785	12.79%
C1	47.40%	58	74,606	12.93%
C2	44.98%	57	65,851	12.98%
C3	45.48%	55	66,073	13.34%
C4	44.62%	60	67,469	14.02%
C5	38.81%	57	68,214	13.20%
D1	40.66%	57	65,415	13.27%
D2	44.77%	63	71,163	13.56%
D3	46.88%	61	69,250	13.52%
D4	41.83%	55	67,188	13.40%
D5	45.87%	57	69,162	13.47%
E1	43.39%	54	67,220	13.44%
E2	42.73%	52	63,969	14.09%
E3	46.64%	57	70,019	13.35%
E4	53.04%	61	70,504	13.85%
E5	45.50%	57	77,520	14.14%
F1	48.82%	58	73,774	14.71%
F2	45.38%	66	82,326	14.83%
F3	45.88%	70	76,063	16.52%
F4	46.25%	61	74,327	14.81%
F5	47.17%	62	101,932	13.63%
G1	54.72%	44	61,696	17.12%
G2	63.04%	68	91,037	17.03%
G3	48.78%	62	80,065	17.18%
G4	53.57%	58	101,706	15.35%
G5	59.32%	63	105,783	17.40%

(1)	Average debt to income ratio, excluding mortgage debt, calculated by us based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to September 30, 2010, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

						Average
						Number of
		Average	Average	Average	Average	Inquiries	Average	Average
		Open	Total	Revolving	Revolving	in the Last	Delinquencies	Time Since
	Average	Credit	Credit	Credit	Line	Twelve	in Last	Last
Loan Grade	FICO	Lines	Lines	Balances	Utilization	Months	Two Years	Delinquency
A1	778	9	23	11,148	17.08%	1	0	17
A2	774	10	24	9,921	16.40%	1	0	26
A3	767	9	23	10,252	20.20%	1	0	31
A4	757	9	23	11,508	25.19%	1	0	36
A5	748	10	23	13,786	30.08%	1	0	37
B1	739	9	22	13,207	36.23%	1	0	32
B2	736	9	22	14,979	37.69%	1	0	36
B3	730	9	21	16,841	40.74%	1	0	35
B4	721	9	22	16,227	44.53%	1	0	34
B5	713	9	21	15,631	48.11%	1	0	34
C1	705	9	21	16,059	52.73%	1	0	34
C2	702	9	20	14,978	53.81%	1	0	35
C3	696	9	21	16,314	54.35%	1	0	34
C4	691	9	21	16,457	57.61%	2	0	31
C5	686	9	19	13,798	57.99%	2	0	30
D1	685	9	20	17,058	58.79%	2	0	32
D2	685	9	21	16,764	58.88%	2	0	32
D3	684	10	21	17,014	60.35%	2	0	33
D4	681	9	20	15,362	62.09%	2	0	33
D5	681	10	21	17,968	61.56%	2	0	32
E1	678	9	20	14,087	64.59%	2	0	31
E2	676	10	21	17,075	65.62%	2	0	31
E3	672	9	20	17,203	68.27%	2	0	28
E4	672	10	21	17,846	65.66%	3	0	31
E5	671	10	21	16,177	65.07%	2	0	25
F1	673	10	23	20,470	65.10%	2	0	29
F2	671	10	22	20,122	66.84%	3	0	29
F3	670	11	23	20,059	69.17%	3	0	28
F4	669	10	22	19,718	69.17%	3	0	25
F5	668	11	24	25,070	72.05%	3	0	24
G1	673	10	22	16,309	63.31%	3	0	29
G2	665	12	25	25,939	67.86%	3	0	29
G3	666	12	25	17,539	65.64%	4	0	24
G4	660	13	27	33,409	66.77%	3	0	25
G5	659	13	30	53,517	68.10%	4	0	22

The following table presents additional aggregated information for the period from May 24, 2007 to September 30, 2010, about delinquencies, default and borrower prepayments, grouped by the loan grade assigned by us. The interest rate, default and delinquency information presented in the table includes data only for member loans that had been issued for more than 45 days as of September 30, 2010, and therefore have been through at least one billing cycle. With respect to late member loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late member loan amounts as a percentage of member loans issued for more than 45 days. Member loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of member loans that have been outstanding, on average, for approximately twelve months.
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

	15-30
	Days	15-30	30+	30+			Total	Number
	Late	Days Late	Days Late	Days Late	Default	Default	Number	Of Loans	Prepaid	Prepaid
Loan Grade	($)	(%)	($)	(%)	($)	(%)	Of Loans	Prepaid	($)	(%)
A1	—	0.00%	5,950	1.99%	6,013	1.32%	90	15	31,850	6.43%
A2	—	0.00%	2,581	0.30%	10,084	0.70%	262	63	231,475	14.64%
A3	10,558	0.41%	16,172	0.63%	19,057	0.48%	545	90	489,675	11.08%
A4	—	0.00%	25,325	0.62%	34,106	0.56%	716	110	752,225	11.10%
A5	19,233	0.27%	64,307	0.91%	113,716	1.12%	1,029	123	967,975	8.53%
B1	14,847	0.35%	114,615	2.67%	142,491	2.25%	616	81	638,725	9.07%
B2	2,768	0.05%	77,522	1.43%	214,934	2.54%	698	88	984,600	10.45%
B3	32,613	0.50%	226,786	3.46%	195,240	1.98%	783	89	1,087,675	10.12%
B4	21,441	0.31%	161,996	2.32%	200,833	1.97%	875	88	889,525	7.96%
B5	18,557	0.25%	162,535	2.17%	301,883	2.83%	936	97	856,300	7.37%
C1	49,949	0.88%	91,608	1.61%	276,537	3.19%	783	100	912,700	9.68%
C2	17,643	0.32%	115,419	2.10%	269,144	3.30%	761	66	652,925	7.26%
C3	22,440	0.44%	173,024	3.43%	287,082	3.76%	710	76	679,800	7.94%
C4	18,076	0.46%	127,602	3.28%	269,243	4.24%	582	71	663,975	10.01%
C5	28,974	0.95%	133,182	4.35%	282,577	5.47%	534	50	496,525	9.15%
D1	37,175	1.14%	144,435	4.44%	301,511	5.68%	481	53	500,950	8.79%
D2	13,373	0.35%	109,727	2.86%	221,421	3.86%	523	50	518,350	8.14%
D3	18,016	0.46%	133,031	3.38%	255,733	4.41%	504	41	381,350	6.09%
D4	596	0.02%	145,224	4.69%	305,682	6.38%	417	42	344,850	6.57%
D5	12,049	0.46%	75,672	2.89%	170,507	4.40%	336	30	245,475	5.54%
E1	34,170	1.70%	91,489	4.55%	128,878	4.05%	265	38	356,475	9.87%
E2	8,355	0.45%	71,078	3.82%	206,550	6.74%	266	30	291,700	8.35%
E3	15,420	1.05%	92,381	6.27%	89,283	3.78%	206	21	203,100	7.73%
E4	15,119	1.25%	24,767	2.04%	205,116	9.55%	178	19	177,875	6.85%
E5	15,459	1.44%	39,202	3.66%	92,134	4.99%	137	31	319,125	15.23%
F1	—	0.00%	57,709	7.25%	113,758	8.25%	97	16	163,625	10.49%
F2	6,003	0.83%	31,176	4.33%	155,523	11.29%	92	17	162,300	10.68%
F3	—	0.00%	45,992	8.03%	98,473	9.72%	67	11	109,775	10.00%
F4	20,015	4.33%	15,903	3.44%	121,056	13.76%	67	7	43,500	4.50%
F5	—	0.00%	44,183	16.18%	17,828	4.00%	25	5	75,000	14.86%
G1	—	0.00%	23,342	8.67%	24,840	5.67%	23	5	94,400	18.35%
G2	—	0.00%	16,233	6.70%	4,633	1.73%	18	0	0	0.00%
G3	—	0.00%	—	0.00%	25,814	10.55%	16	0	0	0.00%
G4	—	0.00%	537	0.23%	5,332	1.85%	19	1	1,200	0.33%
G5	—	0.00%	30,881	22.87%	—	0.00%	12	0	0	0.00%

The following table presents aggregated information for the period from May 24, 2007 to September 30, 2010 on the results of our collection efforts for all corresponding member loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded the 20 loans that we repurchased due to identity fraud.

				Gross		Aggregate
				Amount		Principal
				Collected	Number of	Balance of	Gross
	Number		Aggregate	on	Loans	Loans	Amount
	of Loans		Amount Sent	Accounts	Charged-Off	Charged-Off	Recovered
	in		to	Sent to	Due to	Due to	on Loans
	Collection	Origination	Collections	Collections	Delinquency	Delinquency	Charged-
Grade	(1)	Amount (1)	(1)	(2)	(3)	(3)	Off (4)
A	89	561,200	82,500	36,040	30	241,966	—
B	248	2,318,975	363,422	148,906	94	1,347,413	8,089
C	341	3,060,025	539,329	233,065	143	1,644,702	6,750
D	269	2,493,300	458,494	171,688	124	1,507,598	4,492
E	180	1,633,175	306,258	136,259	93	842,582	18,594
F	89	1,118,300	214,316	87,071	48	611,475	9,020
G	65	736,950	147,278	72,435	30	339,829	350

Total	1,281	11,921,925	2,111,597	885,462	562	6,535,566	47,295

1)	Represents accounts 31 to 120 days past due.

2)
Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status. Of this amount, investors received $876,808 (99%). The remainder was fees to us of $8,855 (1%). The amounts retained by us are reflected as loan servicing fees in our consolidated financial statements.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There were no material changes to report.
Item 1A. Risk Factors
The discussion in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and the prospectus for the Notes dated October 15, 2010. These risk factors describe various risks and uncertainties. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, these risks could have a material adverse effect on the value of the Notes you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.
In addition, you should consider the following:
We have incurred net losses in the past and expect to incur net losses in the future. If we become insolvent or bankrupt, you may lose your investment.
We have incurred net losses in the past and we expect to incur net losses in the future. As of September 30, 2010, our accumulated deficit was $35.6 million and our total stockholders’ deficit was $31.5 million. Our net loss for the six months ended September 30, 2010 and 2009, was $5.5 and $5.7 million, respectively. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. In future periods, we may not have any revenue growth, or our revenue could decline. Our failure to become profitable could impair the operations of our platform by limiting our access to working capital to operate the platform. If we were to become insolvent or bankrupt, an event of default would occur under the terms of the Notes, and you may lose your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-151827). The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on October 10, 2008. From October 13, 2008 to September 30, 2010, we sold $135,170,750 in principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. In connection with the offering, we incurred estimated expenses of approximately $4,091,187, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding member loan (CM Loan) through the Lending Club platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LendingClub Corporation
By:	/s/ Renaud Laplanche
	Name:	Renaud Laplanche
	Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Carrie Dolan
	Name:	Carrie Dolan
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)
Dated: November 15, 2010

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to Section 906 of Sarbanes-Oxley Act of 2002