Form 10-Q
period 2010-12-31
LendingClub Corp
filed 2011-02-14
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 31, 2011, there were 8,565,011 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
LendingClub Corporation
Condensed Balance Sheets

	December 31,	March 31,
	2010	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$17,264,772	$2,572,174
Restricted cash	862,000	1,352,000
Member loans, net of allowance for loan losses	5,620,003	7,545,186
CM Loans, at fair value	122,620,684	56,056,228
Other receivables	69,443	52,956
Loan servicing rights, at fair value	2,922	22,141
Prepaid expenses and other assets	114,844	242,380
Property and equipment, net	129,822	130,827
Deposits	58,380	50,134

Total assets	$146,742,870	$68,024,026

LIABILITIES
Accounts payable	$366,706	$422,690
Accrued expenses	1,210,274	831,244
Notes, at fair value	122,531,924	56,042,064
Deferred revenue	2,922	22,141
Loans payable, net of debt discount	4,109,473	8,507,107

Total liabilities	128,221,299	65,825,246

Commitments and contingencies (see Note 3)

PREFERRED STOCK
Preferred Stock	52,850,391	28,462,446

Total preferred stock	52,850,391	28,462,446

STOCKHOLDERS’ DEFICIT
Common stock	85,650	85,358
Additional paid-in capital	4,091,512	3,805,485
Accumulated deficit	(38,505,982)	(30,154,509)

Total stockholders’ deficit	(34,328,820)	(26,263,666)

Total liabilities, preferred stock and stockholders’ deficit	$146,742,870	$68,024,026

The accompanying notes are an integral part of these condensed financial statements.

LendingClub Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Revenues
Member loans
Interest income, net	$197,586	$332,305	$664,728	$1,040,760
Interest expense	(234,858)	(369,158)	(785,110)	(1,094,602)

Net interest loss, member loans	(37,272)	(36,853)	(120,382)	(53,842)
Provision for loan losses	(72,755)	(176,376)	(346,475)	(1,170,880)

Net interest loss after provision for loan losses	(110,027)	(213,229)	(466,857)	(1,224,722)

CM Loans and Notes, fair value
Interest income, CM Loans, net	2,398,446	469,532	5,753,895	684,110
Interest income/(expense), Notes, net	(794,214)	273,778	(1,268,738)	587,858

Net interest income, CM Loans and Notes, fair value	1,604,232	743,310	4,485,157	1,271,968

Amortization of loan servicing rights	4,024	7,003	15,172	21,973
Other revenue	89,758	13,675	243,875	30,346

Total revenue	1,587,987	550,759	4,277,347	99,565

Operating expenses
Sales, marketing and customer service	3,058,648	1,620,151	8,433,373	4,242,351
Engineering	514,377	442,433	1,512,946	1,310,687
General and administrative	902,311	612,887	2,682,501	2,345,321

Total operating expenses	4,475,336	2,675,471	12,628,820	7,898,359

Net loss	(2,887,349)	(2,124,712)	(8,351,473)	(7,798,794)

Net loss attributable to common stockholders	$(2,887,349)	$(2,124,712)	$(8,351,473)	$(7,798,794)

Basic and diluted net loss per share	$(0.34)	$(0.25)	$(0.98)	$(0.94)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,565,011	8,419,466	8,562,777	8,297,515
The accompanying notes are an integral part of these condensed financial statements.

LendingClub Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine months Ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(8,351,473)	$(7,798,794)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	57,263	51,646
Non-cash interest expense	6,387,718	2,343,149
Non-cash interest income	(6,160,177)	(2,123,281)
Stock based compensation expense	277,633	113,660
Change in fair value of loan servicing rights	19,219	26,983
Interest capitalized on loans	118,486	38,043
Provision for loan losses	346,475	1,170,880
Changes in operating assets and liabilities
Other receivables	(16,487)	22,456
Deposits	(8,246)	93,198
Prepaid expenses and other assets	127,536	(197,022)
Accounts payable	(55,984)	(252,934)
Accrued expenses	379,030	232,843
Deferred revenue	(19,219)	(26,983)

Net cash used in operating activities	(6,898,226)	(6,306,156)

Cash flows from investing activities
Member loans originated	(4,139,600)	(5,116,625)
Origination of CM Loans held at fair value	(98,703,900)	(38,460,025)
Repayment of member loans originated	4,047,632	4,194,244
Repayment of CM Loans held at fair value	27,522,184	5,411,031
Change in restricted cash	490,000	(800,000)
Purchase of property and equipment	(56,258)	(44,104)

Net cash used in investing activities	(70,839,942)	(34,815,479)

Cash flows from financing activities:
Proceeds from issuance of loans payable	—	4,200,000
Proceeds from issuance of Notes held at fair value	103,049,550	39,024,105
Payments on loans payable	(4,615,114)	(3,966,424)
Payments on Notes held at fair value	(30,399,513)	(5,421,076)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	24,387,945	—
Proceeds from issuance of common stock	7,898	16,895

Net cash provided by financing activities	92,430,766	33,853,500

Net increase (decrease) in cash and cash equivalents	14,692,598	(7,268,135)

Cash and cash equivalents — beginning of period	2,572,174	11,998,541

Cash and cash equivalents — end of period	$17,264,772	$4,730,406

Supplemental disclosure of cash flow information:

Cash paid for interest	$7,996,546	$2,410,657

Supplemental disclosure of non-cash investing and financing activities:

Issuance of Series B convertible preferred stock warrants in exchange for term loan agreement	$—	$184,860
Reclassification of member loans to CM Loans held at fair value	$1,552,190	$564,080
The accompanying notes are an integral part of these condensed financial statements.

LENDINGCLUB CORPORATION
Notes to Condensed Financial Statements
(Unaudited)
1. Basis of Presentation
The condensed balance sheet as of December 31, 2010, the condensed statements of operations for the three and nine months ended December 31, 2010 and 2009, respectively, and the condensed statements of cash flows for the nine months ended December 31, 2010 and 2009, respectively, have been prepared by LendingClub Corporation, or Lending Club, and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made for a fair presentation of interim results. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed balance sheet as of March 31, 2010 has been derived from the audited financial statements at that date.
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
2. Summary of Significant Accounting Policies
Liquidity
We have incurred operating losses since our inception. For the three months ended December 31, 2010 and 2009, we incurred net losses of $2,887,349 and $2,124,712, respectively. For the nine months ended December 31, 2010 and 2009, we incurred net losses of $8,351,473 and $7,798,794, respectively. For the nine months ended December 31, 2010 and 2009, we had negative cash flows from operations of $6,898,226 and $6,306,156, respectively. Additionally, we have an accumulated deficit of $38,505,982 and a total stockholders’ deficit of $34,328,820 as of December 31, 2010.
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
During the nine months ended December 31, 2010, we issued 15,621,609 shares of Series C convertible preferred stock for aggregate cash consideration of $24,489,996. In connection with our private placement of Series C convertible preferred stock, we incurred transaction expenses, recorded as an offset to gross proceeds, of $102,051.
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

Restricted cash
At December 31, 2010, and March 31, 2010, restricted cash consisted primarily of funds held in escrow in certificates of deposit or money market accounts at the banks associated with the loan facilities described in Note 6 — Loans Payable, and by our operating banks as security for transactions on our platform.
Member loans held for investment
We fund member loans ourselves from time to time to ensure a sufficient level of funding for borrower members. The majority of funds for such loans were obtained through our borrowings under loan facilities with various entities (see Note 6 — Loans Payable). As of December 31, 2010 and March 31, 2010, we had funded an aggregate total of $23,829,175 and $19,689,575, respectively, of member loans to borrower members. These member loans are classified as held for investment based on management’s intent and ability to hold such member loans for the foreseeable future or to maturity. Member loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses incurred as of the balance sheet date. A member loan’s cost includes its unpaid principal balance along with unearned income, comprised of fees charged to borrower members offset by incremental direct costs for loans originated by us. Unearned income is amortized ratably over the member loan’s contractual life using the effective interest method.
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
Our estimate of the required allowance for loan losses is developed by estimating both the rate of default of the loans within each FICO band, a loan’s collection status, the borrower’s FICO score at or near the evaluation date, and the amount of probable loss in the event of a borrower member default. Loan losses are charged against the allowance when management believes the loss is confirmed. Quarterly, we make an initial assessment of whether a specific reserve is required on each delinquent loan that is more than 120 days past due.
Impaired Loans
A member loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the current terms of the loan agreement. Once a loan is deemed uncollectible, 100% of the net investment is charged-off. Our member loan portfolio is comprised primarily of small groups of homogeneous, unsecured loans made to borrower members, which loans are evaluated for impairment at least quarterly based on their payment status and information gathered through our collection efforts.
CM Loans and Notes held at fair value
Starting October 13, 2008, our investors have had the opportunity to buy Notes issued by us. These Notes are special limited recourse obligations of Lending Club. Each series of Notes corresponds to a single corresponding member loan, or CM Loan, originated through our platform. In conjunction with this new operating structure effective as of October 13, 2008, for CM Loans and Notes, we adopted the provisions of FASB ASC 825-10 guidance on the fair value option for financial assets, which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that estimated unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We applied the provisions of FASB ASC 825-10 to the Notes and CM Loans.

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

Level 1 —	Quoted market prices in active markets for identical assets or liabilities;

Level 2 —	Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs) ; and

Level 3 —	Significant unobservable inputs.
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
Our obligation to pay principal and interest on any Note is equal to the pro-rata portion of the CM Loan payments, if any, we receive on the related CM Loan, net of our 1.00% service charge. As such, the fair value of the Notes is approximately equal to the fair value of the CM Loans, adjusted for the 1.00% service charge. Any unrealized gains or losses on the CM Loans and Notes for which the fair value option has been elected are reported separately in earnings. The effective interest rate associated with a Note will be less than the interest rate earned on the related CM Loan due to the 1.00% service charge. Accordingly, as market interest rates fluctuate, the resulting change in fair value of the fixed rate CM Loans and fixed rate Notes will not be the same. For additional discussion on this topic, see Note 5 — CM Loans and Notes Held at Fair Value.
Revenue recognition
Revenues primarily result from interest income and transaction fees earned on member loans (below lists the three categories of member loans) originated through our online platform. Transaction fees include origination fees (borrower member paid) and servicing fees (investor member paid). Together we classify interest and fees earned on member loans as interest income (See Note 12 — Net Interest Income).
Revenues related to member loan origination fees are recognized in accordance with FASB ASC 310-20 guidance on nonrefundable fees and other costs. The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of December 31, 2010, ranged from 2.00% to 5.00% of the aggregate member loan amount. The member loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and are subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A member loan is considered issued when we move funds on our platform from the investor members’ accounts to the borrower member’s account, following which we initiate an Automated Clearing House (“ACH”) transaction to transfer funds from our platform accounts to the borrower member’s bank account.
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

Our treatment of interest and fee income is determined by the category that each member loan origination falls into, which are:
•	Member Loans Funded directly by Third Party Member — Member loans originated through our platform and sold to third party investor members through April 7, 2008.
•	Member Loans Funded by Notes, known as CM Loans — CM Loans originated on or after October 13, 2008 and funded by Notes.
•	Member Loans Funded by Lending Club — Member loans we funded ourselves, irrespective of when originated.
Member Loans Funded Directly by Third Party Members
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
At December 31, 2010 and March 31, 2010, gross future expected servicing fees related to these member loans was estimated to be $2,922 and $22,141, respectively, net of estimated future loan losses that would impair the value of this asset, which losses were estimated using those methods described in Allowance for loan losses in this footnote above. We have insufficient history to predict prepayments. However we believe that, based on our competitive interest rates, borrower members are unlikely to prepay their member loans in any great volume. For many borrower members, the main reason for securing a member loan with us is to provide needed cash flow at more attractive interest rates than could be obtained from other sources.
Further, because the earnings process is deemed to be complete at the time these member loans were transferred to the investors, and because there is no recourse to us in the event of default by the borrower member, we recognized 100% of the origination fee as revenue at the time the member loan was transferred to the purchaser and included the fee in interest income.
Member Loans, known as CM Loans
Investor members are no longer able to directly purchase member loans. Rather, as described above, each CM Loan is recorded as a note receivable funded by us, while Notes, which are special limited recourse obligations of Lending Club corresponding to those CM Loans, are recorded as Notes issued by us to investors. After we receive payments of principal and interest on the CM Loans, we in turn make principal and interest payments on the Notes. These principal payments reduce the carrying value of both the CM Loans and Notes. If we do not receive a payment on the CM Loan, we are not obligated to and will not make any payments on the corresponding Notes. We account for the CM Loans and Notes under the provisions of FASB ASC 825 as described above.
We do not directly record servicing fee revenue from these CM Loans, but rather recognize interest income on our CM Loans related to these member loans based on the full amount of the loan payment at the stated interest rate to the borrower member without regard to the servicing fee. We then record interest expense on the corresponding Note based on the post-service fee payment we make to our investor members, which results in an interest expense on these Notes which is lower than that for the CM Loans. Origination fees on these CM Loans are recognized upon origination and included in interest income.
In accordance with FASB ASC 825, we include the estimated amount of unrealized gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the estimated unrealized gains or losses attributed to changes in instrument-specific credit risk were determined. As such, we do not record a specific loan loss allowance related to CM Loans and Notes in which we have elected the fair value option. Rather, we estimate the fair value of CM Loans and Notes using discounted cash flow methodologies and make credit risk related adjustments for both the rate of default of the CM Loans and Notes and the amount of loss in the event of default using methodologies similar to those used for member loans we have funded ourselves. At origination and at each reporting period, we recognize as interest expense an amount equal to our estimated loan losses for the CM Loans, and interest income in an amount equal to our estimated loan losses on these Notes. As the CM Loans are amortizing at slightly higher interest rates than the Notes, due to the impact of the servicing fee, the amount of interest expense related to estimated loan losses on the CM Loans will always be slightly higher than the estimated interest income from loan losses on the Notes. Our net interest income related to these CM Loans and Notes is further described in Note 12 — Net Interest Income.

Member Loans Funded by Lending Club
Since inception of the Company up through December 31, 2010, we have funded and retained approximately $23.8 million of member loans originated through the platform. When a member loan has been funded in whole or in part by us, we retain the portion of the borrower member’s monthly loan payment that corresponds to the percentage of the member loan that we have funded. In these cases, we record interest income on these member loans.
Origination fees from member loans funded by us are offset by our direct loan origination costs. The net amount is initially deferred and subsequently amortized ratably over the term of the member loan as an adjustment to yield, and is reported in the accompanying statements of operations as interest income. As of December 31, 2010 and March 31, 2010, we had net unamortized deferred loan origination costs/(revenue) of ($67,103) and $51,383, respectively (see Note 4 — Member Loans). These deferred loan origination revenues or costs will be amortized monthly as interest income or expense through the remaining life of the related member loans.
Concentrations of credit risk
Financial instruments that potentially subject us to significant concentrations of credit risk, consist principally of cash, cash equivalents, restricted cash, member loans, and CM Loans held at fair value. We hold our cash, cash equivalents and restricted cash in accounts at high-credit quality financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet periodically exceeds the FDIC insured amounts. We perform credit evaluations of our borrower members’ financial condition and do not allow borrower members to have more than two member loans outstanding at any one time. We do not require collateral for member loans, but we maintain allowances for potential credit losses, as described above. Potential credit risk to Lending Club from CM loans is mitigated by the corresponding Notes.
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
New accounting pronouncements
In July 2010, the FASB issued Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires further disaggregated disclosures that improve financial statement users’ understanding of: 1) the nature of an entity’s credit risk associated with its financing receivables and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. For public entities, the new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. Since we only file financial statements with the SEC and do not meet any of the following conditions as listed below, we are considered a nonpublic entity with respect to determination of the effective date of ASU 2010-20:
•	Its debt or equity securities, including securities quoted only locally or regionally, trade in a public market either on stock exchange (domestic or foreign) or in an over-the-counter market.

•	It is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets).
•	It files with a regulatory agency in preparation for the sale of any class of debt or equity securities in a public market.
•	It is controlled by an entity covered by any of the preceding criteria.
Thus, we are required to adopt the provisions of ASU 2010-20 for the first annual reporting period ending on or after December 15, 2011. The adoption of this standard is not expected to have a material effect on the Company’s result of operations or financial position but it will require expansion of the Company’s future disclosures.
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
The following table details the computation of the net loss per share (unaudited):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

Net loss	$(2,887,349)	$(2,124,712)	$(8,351,473)	$(7,798,794)

Weighted-average common shares outstanding, basic and diluted	8,565,011	8,419,446	8,562,777	8,297,515
Net loss per common share:

Basic and diluted	$(0.34)	$(0.25)	$(0.98)	$(0.94)
Due to the losses for each of the periods presented in the table below, the following potentially dilutive shares are excluded from the basic and diluted net loss per share calculation as including such shares in the calculation would be anti-dilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Unaudited)	2010	2009	2010	2009
Excluded Securities:
Weighted-average Series A convertible preferred stock	15,740,285	15,740,285	15,740,285	15,740,285
Weighted-average Series B convertible preferred stock	16,036,346	16,036,346	16,036,346	16,036,346
Weighted-average Series C convertible preferred stock	15,621,609	—	14,883,133	—
Weighted-average restricted stock options issued to employees	5,290,175	2,626,118	4,842,221	2,687,619
Weighted-average warrants and contingent shares outstanding	1,750.633	1,818,637	1,748,565	1,852,197

Total common stock equivalents excluded from diluted net loss per share	54,439,048	36,221,386	53,250,550	36,316,447

4. Member Loans
Member loans funded by us and held for investment are as follows:

	As of December 31,
	2010	As of March 31,
	(unaudited)	2010
Member loans, net of chargeoffs	$6,149,956	$8,275,561
Deferred origination costs/(revenue), net	(67,103)	51,383

Net loans	6,082,853	8,326,944
Allowance for loan losses	(462,850)	(781,758)

Member loans, net	$5,620,003	$7,545,186

Ratio of allowance for loan losses to net loans	7.61%	9.39%
As of December 31, 2010, we had identified and fully reserved $63,106 on 18 loans, and our aggregate allowance for loan losses was $462,850. As of March 31, 2010, we had identified and fully reserved $144,312 on 29 loans. For the three months ended December 31, 2010, we charged off a total of 58 loans with an aggregate principal balance of $158,008, while during the three months ended December 31, 2009, we charged off a total of 179 loans with an aggregate principal balance of $890,557. For the nine months ended December 31, 2010, we charged off a total of 193 loans with an aggregate principal balance of $665,383, while during the nine months ended December 31, 2009, we charged off a total of 265 loans with an aggregate principal balance of $1,399,998.
Changes in the allowance for loan losses, and the composition of the allowance for loan losses were as follows (unaudited except balance at March 31, 2010):

Balance at March 31, 2010	$781,758
Chargeoffs	(210,712)
Provision for loan losses	182,014

Balance at June 30, 2010	753,060
Chargeoffs	(296,663)
Provision for loan losses	91,706

Balance at September 30, 2010	548,103
Chargeoffs	(158,008)
Provision for loan losses	72,755

Balance at December 31, 2010	$462,850

We believe that the credit and interest rate risks of our member loans held for investment are substantially similar to those of our CM Loans, which we measure at fair value (see Note 5 — CM Loans and Notes at Fair Value). In fact, both of these loan categories are originated through our lending platform, and in some instances a portion of a member loan may be funded by us, while another portion of that same member loan will become a CM Loan funded by Notes. Further, because of the similarity of these loan categories, our methodology for recording realized and unrealized gains on our CM Loans is substantially similar to the methodologies we use to measure our provision for loan loss allowances and chargeoffs on our member loans held for investment, funded by us (see Note 2 — Summary of Significant Accounting Policies, Revenue Recognition, Member Loans Originated as CM Loans). Based on these similarities, we therefore believe that the fair value of our member loans held for investment is equivalent to their carrying value.
Of the $4,139,600 of member loans held for investment that we originated during the nine months ended December 31, 2010, we reclassified $1,552,190 to CM Loans held at fair value upon the sale to investor members of a like amount of Notes to which those member loans corresponded. The Notes were sold for an amount equal to the par value of the corresponding member loans, and therefore no gain or loss was recorded on the sale of the Notes or transfer of the member loans held for investment to CM Loans held at fair value.

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
5. CM Loans and Notes Held at Fair Value
At December 31, 2010, we had the following assets and liabilities measured at fair value on a recurring basis (unaudited):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets
CM Loans	—	—	$122,620,684	$122,620,684

Liabilities
Notes	—	—	$122,531,924	$122,531,924
Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended December 31, 2010 (unaudited except balances at March 31, 2010):

	CM Loans	Notes
Fair value at March 31, 2010	$56,056,228	$56,042,064
Originations	28,619,475	28,619,475
Principal repayments	(6,589,223)	(6,605,776)

Outstanding principal	78,086,480	78,055,763
Realized and unrealized gains/(losses) included in earnings	(1,664,305)	(1,662,808)

Fair value at June 30, 2010	76,422,175	76,392,955
Originations	34,939,450	35,003,325
Reclassifications	38,829	—
Principal repayments	(9,265,823)	(9,307,026)

Outstanding principal	102,134,631	102,089,254
Realized and unrealized gains/(losses) included in earnings	(2,151,393)	(2,151,017)

Fair value at September 30, 2010	99,983,238	99,938,237
Originations	35,144,975	39,426,750
Reclassifications	1,513,361	—
Principal repayments	(11,670,104)	(14,457,319)

Outstanding principal	124,971,470	124,907,668
Realized and unrealized gains/(losses) included in earnings	(2,350,786)	(2,375,744)

Fair value at December 31, 2010	$122,620,684	$122,531,924

The majority of realized and unrealized gains/(losses) included in earnings are attributable to changes in instrument-specific credit risk and are reported on the “Interest income, CM Loans, net” and “Interest income/(expense), Notes, net” line items. The majority of total realized and unrealized gains/(losses) were related to Level 3 instruments held at December 31, 2010.
At December 31, 2010, we had 80 CM Loans representing $594,426 of outstanding CM Loan principal, $220,987 of CM Loan fair value, and $220,619 of Notes principal fair value which were 90 days or more delinquent. At December 31, 2010, we had 54 CM Loans representing $274,719 of outstanding CM Loan principal, $40,102 of CM Loan fair value and $40,012 of Notes principal fair value which were on non-accrual status. See Note 4 for discussion for Reclassifications.

6. Loans Payable
Loans payable consist of the following:

	As of December 31,
	2010	As of March 31,
	(unaudited)	2010

Growth capital term loan	$1,422,429	$2,912,421
Unamortized discount on growth capital term loan	(47,696)	(90,260)
Financing term loan	1,786,647	3,600,082
Unamortized discount on financing term loan	(57,997)	(150,595)
Private placement notes	1,054,144	2,365,830

Unamortized discount on private placement notes	(48,054)	(130,371)

Total loans payable, net of debt discount	$4,109,473	$8,507,107

At December 31, 2010, future maturities due on all loans payable were as follows (unaudited):

Year ending March 31,
2011	$1,292,030
2012	2,601,694
2013	369,495

4,263,219
Less amount representing debt discount	(153,746)

Total loans payable	$4,109,473

Growth capital term loan- October 2007
In October 2007, we entered into a loan and security agreement with a Silicon Valley Bank, or SVB, that allowed for borrowings of up to $3,000,000 for working capital needs. In October 2008, we amended the agreement to increase available borrowing to $4,000,000. The loan is secured by substantially all of our assets except our intellectual property rights, payments received on our CM Loans, and certain deposit accounts. Borrowings bear interest at a fixed rate of 8.5% per annum. Each advance is repayable in 36 equal monthly installments of principal and interest commencing the first day of the month following the advance. The growth capital term loan also requires us to maintain a certificate of deposit with the bank of $150,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. In December 2008, we drew down the remaining $1,000,000 of availability under this line. At December 31, 2010, no amounts were available for future financing under this agreement.
In connection with the growth capital term loan and its subsequent amendments, we issued fully exercisable warrants to purchase 164,320 shares of Series A convertible preferred stock at an exercise price of $1.065 per share, for which we recorded debt discounts of $105,913 upon issuance. Amortization of the debt discounts recorded for this loan, as amended, were $9,507 and $16,529 in the three months ended December 31, 2010 and 2009, respectively, and $42,564 and $47,018 in the nine months ended December 31, 2010 and 2009, respectively, and were recorded as interest expense.
Effective August 3, 2009, we amended and restated the growth capital term loan as further described in this footnote below.
Financing term loan — February 2008
In February 2008, we entered into a loan and security agreement with Gold Hill Venture Lending 03, LP, or Gold Hill, that provided for financing of up to $5,000,000 to be lent out to borrower members funded by us. The financing term loan was available for advances through June 30, 2008, but was subsequently amended in October 2008 to allow availability through December 31, 2008. The interest rate is fixed at 10.0% per annum. The agreement requires that proceeds received from borrower member payments on member loans funded by us be used to pay down the financing term loan. The financing term loan is secured by substantially all of our assets except our intellectual property rights, payments received on the CM Loans, and certain deposit accounts. The financing term loan requires us to maintain a certificate of deposit with a bank of $250,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. At December 31, 2010, no amounts were available for future financing under this agreement.
In connection with this loan agreement, we issued fully exercisable warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at a price of $1.065 per share and recorded total debt discounts of $277,962 upon issuance. Amortization of the debt discounts recorded for this loan were $30,866 and $30,866 in the three months ended December 31, 2010 and 2009, respectively, and $92,598 and $90,031 in the nine months ended December 31, 2010 and 2009, respectively, and were recorded as interest expense.

Effective August 3, 2009, we amended and restated the financing term loan as further described in this footnote below.
Term loan — May 2009
In May 2009, we entered into another secured loan facility, the May 2009 term loan, with SVB and Gold Hill as co-lenders, and amended the growth capital term loan and financing term loan to accommodate the new borrowing. The May 2009 term loan allowed us to borrow up to an additional $4,000,000 at an interest rate of 10.0% per annum. We also paid a commitment fee of $20,000 and $9,850 of the lenders’ expenses in connection with the facility. The borrowings were used to fund member loans. The borrowings are secured by a blanket lien on substantially all of our assets, except our intellectual property rights, certain deposit accounts and payments received on CM Loans. Additionally, the May 2009 term loan was secured with a certificate of deposit in the amount of $300,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. The lenders also received the right to invest up to $500,000 each in our next round of equity financing on the same terms offered to other investors. On a monthly basis, we also agreed to maintain a minimum collateral ratio calculated as (i) the sum of the certificate of deposit collateral and the outstanding balance of member loans funded with the borrowing which are current in their payment status to (ii) the outstanding balance under the loan facility. In the event that the minimum collateral ratio is less than the minimum allowed under the agreement, we must increase the certificate of deposit to meet the minimum collateral ratio. At December 31, 2010, no amounts were available for future financing under this agreement.
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
Amended and restated term loan — August 2009
Effective August 3, 2009, we consolidated the May 2009 term loan, the Growth capital term loan, and the Financing term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan. As a result of the consolidation, borrowings under the May 2009 term loan were split equally between and consolidated under the amended and restated growth capital term loan and an amended and restated financing term loan. The terms of these two remaining amended and restated agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on the CM Loans. Additionally, the amended and restated agreements continue to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment. Further, under the amended and restated agreements, we agreed to maintain the same minimum collateral ratio as established in the May 2009 term loan. At December 31, 2010, we do not have any remaining capacity under these agreements as we have fully drawn down the entire $13,000,000 of combined availability under the amended and restated growth capital term loan and an amended and restated financing term loan. As of December 31, 2010, our outstanding balance under these agreements, net of debt discounts, totaled $3,103,383.
Private placement notes
During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by private placement notes totaling $4,707,964. Each private placement notes is repayable over three years and bears interest at the rate of 12% per annum. In June and July 2009, we issued an additional $200,000 of private placement notes which bear interest at the rate of 8% per annum. We used the proceeds of these private placement notes to fund member loans. In connection with origination of these private placement notes, we issued fully exercisable warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock (see Note 8 — Preferred Stock). Upon issuance of the warrants, we recorded a debt discount of $329,271, and amortization of the debt discount was recorded as interest expense of $27,439 for each of the three months ended December 31, 2010 and 2009, and $82,318 for each of the nine months ended December 31, 2010 and 2009.

7. Related Party Transactions
Of the private placement notes described in Note 6 — Loans Payable, $450,000 of original principal was invested by related parties on terms identical to those given to the other private placement note investors. At December 31, 2010 and March 31, 2010, the outstanding principal balance of these notes was $93,562 and $213,579, respectively.
8. Preferred Stock
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
9. Stockholders’ Deficit
Common stock
As of December 31, 2010, we have reserved shares of common stock for future issuance as follows (unaudited):

Convertible preferred stock, Series A	15,740,285
Convertible preferred stock, Series B	16,036,346
Convertible preferred stock, Series C	15,621,609
Options to purchase common stock	5,254,499
Options available for future issuance	3,688,268
Convertible preferred Series A stock warrants	1,265,990
Convertible preferred Series B stock warrants	374,180
Common stock warrants	110,463

Total common stock reserved for future issuance	58,091,640

During the three and nine months ended December 31, 2010 we issued zero and 29,250 shares of common stock, respectively in exchange for proceeds of $0 and $7,898, respectively upon the exercise of employee stock options.
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
10. Stock-Based Compensation
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
The Option Plan allows for employees to early exercise options. If an employee’s employment is terminated prior to fully vesting in options that have been early exercised, we may repurchase the common stock associated with unvested options at the original exercise price. As of December 31, 2010, none of the option holders have chosen to early exercise.

We used the Black-Scholes option pricing model for estimating the fair value of stock options granted with the following assumptions for the nine months ended December 31, 201 and the three and nine months ended December 31, 2009 (unaudited). There were no stock options granted during the three months ended December 31, 2010.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Expected dividend yield	—	0%	0%	0%
Expected volatility	—	59.4% – 61.5%	46.65%	53.8% – 61.5%
Risk-free interest rates	—	2.72% – 3.60%	2.45%	2.72% – 3.60%
Expected life	—	6.00 – 10.00 years	6.08 years	5.92 – 10.00 years
We have elected to use the calculated-value method under FASB ASC 718 to calculate the volatility assumption for three and nine months ended December 31, 2010 and 2009. The expected life represents the period of time that stock options are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future exercise patterns and post-vesting employee termination behavior. Given our limited operating history, the simplified method was applied to calculate the expected term. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. We have paid no cash dividends and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in our option-pricing models.
Options activity under the Option Plan is summarized as follows (unaudited except balances at March 31, 2010):

	Options Outstanding
			Weighted	Weighted
			Average	Average
	Shares		Exercise	Remaining
	Available	Number	Price per	Contractual
	for Grant	of Shares	Share	Life (Years)
Balances at March 31, 2010	3,484,739	2,938,500	$0.25
Additional Shares Authorized	2,548,778
Options Granted	(2,535,000)	2,535,000	0.41
Options Exercised	—	(29,250)	0.27
Options Cancelled	189,751	(189,751)	0.27

Balances at December 31, 2010	3,688,268	5,254,499	$0.33	8.52

Exercisable at December 31, 2010		1,661,390	$0.26	7.42

Vested and expected to vest at December 31, 2010		4,805,360	$0.32	8.47
A summary by exercise price of outstanding options, vested options, and options vested and expected to vest at December 31, 2010, is as follows (unaudited):

		Weighted Average Remaining
	Number of Options	Contractual Life of		Number of Options Vested
Exercise Price	Outstanding	Outstanding Options (Years)	Number of Options Vested	and Expected to Vest
$0.23	1,313,249	8.61	511,624	1,213,046
$0.27	1,446,250	6.89	1,149,766	1,409,189
$0.41	2,495,000	9.41	—	2,183,125

	5,254,499		1,661,390	4,805,360

The following table presents details of stock-based compensation expenses by functional line item for the periods indicated (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31
	2010	2009	2010	2009
Sales, marketing and customer service	$38,349	$9,536	$99,113	$29,896
Engineering	14,313	15,173	44,673	43,093
General and administrative	51,347	13,715	133,847	40,671

	104,009	38,424	277,633	113,660
Less stock-based compensation expense for non-employees	(1,462)	(1,416)	(4,377)	(4,247)

Total employee stock-based compensation expense	$102,547	$37,008	$273,256	$109,413

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.
We granted zero and 571,500 stock options with a weighted average grant date fair value of $0 and $0.14, respectively, during the three months ended December 31, 2010 and 2009. During the nine months ended December 31, 2010 and 2009, we granted stock options to purchase 2,535,000 and 2,195,978 shares, respectively, of common stock with a weighted average grant date fair value of $0.20 and $0.13, respectively, per share. As of December 31, 2010, total unrecognized compensation cost was $405,349. These costs are expected to be recognized through October 2014.
11. Income Taxes
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
As of December 31, 2010, we continued to have a full valuation allowance against our net deferred tax assets. We believe it is more likely than not that all of our deferred tax assets will not be realized. For the three months ended December 31, 2010, we were in a loss position. We did not have any foreign operations and therefore did not record any tax provisions during the period.
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

The following table summarizes net interest income (expense) as follows (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Interest income:
Member loans Funded by LC	$187,605	$329,423	$637,945	$1,016,809
CM Loans at fair value Funded by Notes
Interest and fees earned on CM Loans	4,749,488	1,582,662	11,922,370	2,807,892
Credit risk related adjustment (interest expense)	(2,351,042)	(1,113,130)	(6,168,475)	(2,123,782)
Cash and cash equivalents	9,981	2,882	26,783	23,951

Total interest income	$2,596,032	$801,837	$6,418,623	$1,724,870

Interest expense:
Notes, fair value
Interest and fees expensed on Notes	$3,140,018	$839,090	$7,428,915	$1,535,422
Credit risk related adjustment (interest income)	(2,345,804)	(1,112,868)	(6,160,177)	(2,123,280)
Loans payable	167,046	294,324	567,630	875,236
Amortization of debt discount on Loans	67,812	74,834	217,480	219,366

Total interest expense	$1,029,072	$95,380	$2,053,848	$506,744

A reconciliation of the table above to our Condensed Statements of Operations is as follows (unaudited):

Per table above:
Total interest income	$2,596,032	$801,837	$6,418,623	$1,724,870
Total interest expense	(1,029,072)	(95,380)	(2,053,848)	(506,744)

	$1,566,960	$706,457	$4,364,775	$1,218,126

Per Condensed Statements of Operations:
Net interest income (loss), Member loans	$(37,272)	$(36,853)	$(120,382)	$(53,842)
Net interest income (loss), CM Loans and Notes, fair value	1,604,232	743,310	4,485,157	1,271,968

	$1,566,960	$706,457	$4,364,775	$1,218,126

13. Commitments and Contingencies
Operating leases
We lease our principal administrative office under a two year operating lease, and satellite offices in Connecticut and New York each under one year lease agreements, certain service facilities, and some of our office equipment. Facilities rental expense was $71,008 and $36,275 for the three months ended December 31, 2010 and 2009, respectively, and $175,743 and $109,977 for the nine months ended December 31, 2010 and 2009, respectively.

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
We have not recorded an accrued loss contingency under FASB ASC 450 in connection with this contingent liability. Accounting for loss contingencies pursuant to FASB ASC 450 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. We have assessed the contingent liability related to prior sales of member loans on the platform in accordance with FASB ASC 450 and have determined that the occurrence of the contingency is reasonably possible. In accordance with FASB ASC 450, we have estimated the range of loss as of December 31, 2010 as between $0 and $0.36 million, which is, as of December 31, 2010, the aggregate outstanding principal balance of member loans sold to persons unaffiliated with us from inception through April 7, 2008. In making this assessment, we considered our view, described above, that analyzing whether or not the operation of our platform involved an offer or sale of a “security” involved a complicated factual and legal analysis that was uncertain. In addition, we considered our belief that investor members have received what they expected to receive in the transactions under our prior operating structure. Generally, the performance of the outstanding member loans had, in our view, delivered to investor members the benefits they expected to receive in using our platform.
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
14. Subsequent Events
Subsequent to December 31, 2010, and through the date of issuance of these financial statements, no events have occurred which would require disclosure as a subsequent event.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Part II Item 1A “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for our products and services; the intensity of competition; our ability to effectively expand and improve internal infrastructure; and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part II Item 1A found later in this report entitled “Risk Factors,” as well as the “Risk Factors” section of the prospectus for the Notes dated January 7, 2011 and filed with the SEC, as may be amended or supplemented from time to time. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.
Overview
We are an on-line financial platform. We allow qualified borrower members to obtain loans (which we refer to as “member loans”) with interest rates that they find attractive. Since October 13, 2008, investors have had the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by us, with each series of Notes corresponding to an individual member loan originated on our platform (which we refer to as corresponding member loans or “CM Loans”). The Notes are dependent for payment on CM Loans and offer interest rates and credit characteristics that the investors find attractive. From the launch of our platform in May 2007 until April 7, 2008, we did not offer Notes on our platform. Instead, our platform allowed investor members to purchase assignments of unsecured member loans directly. Since November 2007, we have also funded member loans ourselves, which we refer to as “member loans” based on our intent and ability to hold the loans for the foreseeable future or to maturity.
All member loans are unsecured obligations of individual borrower members with fixed interest rates and three-year or five-year maturities. The member loan requests are posted on our website, funded by WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, at closing and immediately sold to us upon closing. As a part of operating our platform, we verify the identity of members, obtain borrower members’ credit characteristics from a consumer reporting agency such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of member loan requests. We service member loans on an ongoing basis.
We were incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. As of December 31, 2010, our platform has facilitated approximately 20,814 member loans since our launch in May 2007.
We have been operating since December 2007 pursuant to an agreement with WebBank. WebBank serves as the lender for all member loans originated through our platform. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that as of October 31, 2010, we do not offer member loans in Idaho, Iowa, Indiana, Maine, Mississippi, Nebraska, North Carolina, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.

We have a limited operating history and have incurred net losses since our inception. Our net loss was $2,887,349 and $8,351,473, respectively, for the three and nine months ended December 31, 2010. We earn revenues from processing fees charged to members, primarily a borrower member origination fee and an investor service fee. We also earn interest income on member loans that we fund ourselves. At this stage of our development, we have funded our operations primarily with proceeds from our venture capital financings, our credit facilities and debt and equity issuances, which are described below under “Liquidity and Capital Resources.” We also relied on our credit facilities and debt issuances to borrow funds, which we used to fund member loans ourselves. Our borrowing capacity under our credit facilities is currently zero. Over time, we expect that the number of borrower and investor members and the volume of member loans originated through our platform will increase, and that we will generate increased revenue from borrower origination fees and investor service charges.
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

Results of Operations
Revenues
Our business model consists primarily of charging transaction fees to both borrower members and investor members for the loans originated through our lending platform. During the nine months ended December 31, 2010 and 2009, we originated $102,843,500 and $43,576,650 of loans, respectively, on our lending platform, an increase of 136%. The borrower member pays a fee to us for providing the services of arranging the member loan and the investor member pays a fee to us for managing the payments on the member loans and maintaining account portfolios. We also generate revenue from interest earned on our member loans held for investment.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Interest income:
Member loans	$187,605	$329,423	$637,945	$1,016,809
CM Loans, fair value
Interest and fees earned on CM Loans	4,749,488	1,582,662	11,922,370	2,807,892
Credit risk related adjustment (interest expense)	(2,351,042)	(1,113,130)	(6,168,475)	(2,123,782)
Cash and cash equivalents	9,981	2,882	26,783	23,951

Total interest income	$2,596,032	$801,837	$6,418,623	$1,724,870

Interest expense:
Notes, fair value
Interest and fees expensed on Notes	$3,140,018	$839,090	$7,428,915	$1,535,422
Credit risk related adjustment (interest income)	(2,345,804)	(1,112,868)	(6,160,177)	(2,123,280)
Loans payable	167,046	294,324	567,630	875,236
Amortization of debt discount on Loans	67,812	74,834	217,480	219,366

Total interest expense	$1,029,072	$95,380	$2,053,848	$506,744

Net interest income	$1,566,960	$706,457	$4,364,775	$1,218,126

Interest Income
The following table presents our quarterly interest income sources in both absolute dollars and as a percentage of interest income (in thousands):

	For the Quarter Ended
Interest	March 31,		June 30,		September 30,		December 31,
Income	2009		2009		2009		2009
Source	$	%	$	%	$	%	$	%

Borrower origination fees and interest earned on member loans held for investment	284	62	316	65	371	49	371	49

Borrower origination fees and interest earned on CM Loans, net of interest expense on the related Notes.	166	36	155	32	374	50	374	50

Interest earned on cash and investments	8	2	17	3	4	1	4	1

Total Interest Income	458	100	488	100	749	100	749	100

	For the Quarter Ended
Interest	March 31,		June 30,		September 30,		December 31,
Income	2009		2010		2010		2010
Source	$	%	$	%	$	%	$	%

Borrower origination fees and interest earned on member loans held for investment	272	22	227	15	224	12	188	10

Borrower origination fees and interest earned on CM Loans, net of interest expense on the related Notes.	991	78	1,249	85	1,632	87	1,604	89

Interest earned on cash and investments	4	0	6	0	10	1	10	1

Total Interest Income	1,267	100	1,482	100	1,866	100	1,802	100

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
Beginning November 9, 2009, our origination fees increased, ranging from 1.25% to 4.50% of the aggregate principal amount of the member loan, as set forth below:

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
Beginning January 7, 2011, our origination fees for three year loans changed, and ranged from 2.00% to 5.00% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A1-A2	A3-A5	B	C	D	E	F	G
Fee	2.00%	3.00%	4.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Beginning January 7, 2011, our origination fees for five year loans changed, and ranged from 3.00% to 5.00% of the aggregate principal amount of the member loan, as set forth below:

Loan
Grade	A	B	C	D	E	F	G
Fee	3.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
The borrower origination fee is included in the APR calculation provided to the borrower member and is deducted from the gross loan proceeds prior to disbursement of funds to the borrower member. We do not receive a borrower origination fee if a member loan request does not close.
Borrower Origination Fees Earned on Member Loans Funded by Lending Club
We compute borrower origination fees for member loans that we fund ourselves by subtracting the average costs of originating a member loan from the aggregate fee charged to the borrower member for the member loan. We initially defer this net amount and subsequently amortize the balance over the servicing period of the member loan, which is currently 36 months for each funded member loan.

Interest Earned on Member Loans Funded by Lending Club
Between April 7, 2008 and October 13, 2008, while we sought to register the offering of the Notes, we funded the platform ourselves and generated interest income through investment in member loans held for investment. Subsequent to the effectiveness of our registration statement related to our Notes, we have continued to periodically fund some of these member loans. However, as we have increased our marketing and awareness efforts, the ratio of member loans funded by Lending Club to CM Loans that we originate each quarter has diminished. As such, during the nine months ended December 31, 2010, we funded $4,139,600 of member loans while our investor members funded $98,703,900 of member loans, while during the nine months ended December 31, 2009, we funded $5,116,625 of member loans while our investor members funded $38,460,026 of member loans.
When payments are received on member loans funded by Lending Club, the interest portion paid by our borrower members and the amortization of the origination fees, net of costs of origination, are recorded as interest income. Interest rates on these member loans, excluding amortization of net origination fees, range from 5.42% to 21.64% per annum as of December 31, 2010. During the three months ended December 31, 2010 and 2009, we recorded interest income on the member loans we funded of $187,605 and $371,267, respectively. Comparatively, during the nine months ended December 31, 2010 and 2009, we recorded interest income on the member loans we funded of $637,945 and $687,386, respectively.
Borrower Origination Fees and Interest Earned on CM Loans Net of Interest Expense on the Related Notes
Beginning October 13, 2008, we began recording interest income, including borrower origination fees, from CM Loans and corresponding interest expense from the Notes. Interest income from the CM Loans includes origination fees on these member loans which are recognized in the period originated. During the three months ended December 31, 2010, we recorded interest income from CM Loans of $4,749,488, including $1,399,568 of origination fees. Under FASB ASC 825 guidance regarding the fair value option for accounting for financial assets, for the three months ended December 31, 2010, this interest income was offset by credit risk related adjustments on CM Loans of $2,351,042, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $3,140,018 for the three months ended December 31, 2010, and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $2,345,804 during that same period. Comparatively, during the nine months ended December 31, 2010, we recorded interest income from CM Loans of $11,922,370, including $4,027,238 of origination fees. For the nine months ended December 31, 2010, this interest income was offset by credit risk related adjustments on CM Loans of $6,168,475, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $7,428,915 for the nine months ended December 31, 2010, and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $6,160,177 during that same period.
During the three months ended December 31, 2009, we recorded interest income from CM Loans of $808,974, including $694,243 related to origination fees. This interest income was offset by credit risk related adjustments on CM Loans of $755,384, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $435,316 during the three months ended December 31, 2009 and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $755,222 during that same period. Comparatively, during the nine months ended December 31, 2009, we recorded interest income from CM Loans of $1,225,230, including $1,184,201 of origination fees. For the nine months ended December 31, 2009, this interest income was offset by credit risk related adjustments on CM Loans of $1,010,652, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $696,332 for the nine months ended December 31, 2009, and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $1,010,413 during that same period. Over time, we expect that revenues and expenses related to CM Loans and Notes will increase as we grow our platform.

Interest Earned on Cash and Investments
Interest income from cash and cash equivalents is recorded as it is earned. For the three and nine months ended December 31, 2010, we recorded $9,981 and $26,783, respectively, of interest income earned on cash and cash equivalents. Comparatively, for three and nine months ended December 31, 2009, we recorded $4,479 and $21,069, respectively in interest income earned on cash and cash equivalents. The differences in interest income are a function of the cash on hand and the declining interest rate climate during the relevant periods. We do not expect interest income from cash and cash equivalents to be a significant part of our future revenue.
Interest Expense on Loans Payable
Interest expense, other than that described above with regard to Notes, consists primarily of cash and non-cash interest on loans payable. For the three months ended December 31, 2010 and 2009, we paid cash interest of $167,046 and $313,823, respectively, for interest due on our loans payable. For the three months ended December 31, 2010 and 2009, we also recorded $67,812 and $74,834, respectively, for non-cash interest expense related to debt discounts due to warrants on our loans payable. Comparatively, for the nine months ended December 31, 2010 and 2009, we paid cash interest of $567,630 and $580,911, respectively, for interest due on our loans payable. For the nine months ended December 31, 2010 and 2009, we also recorded $217,480 and $144,533, respectively, for non-cash interest expense related to debt discounts due to warrants on our loans payable.
As we have no additional capacity under our various loans payable agreements, we expect interest expense on our loans payable continue to decrease over the next year as we repay these loans.
Provision for Loan Losses
The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of potential credit losses inherent in our portfolio of member loans that we funded ourselves, in whole or in part, and hold for investment and is based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through our collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex, and requires judgment by management about the effect of matters that are inherently uncertain (see Note 2 — Significant Accounting Policies, Allowance for loan losses). Moreover, in light of our limited operating history, we do not yet have significant historical experience unique to our own base of borrowers and underwriting criteria with which to help estimate expected losses on our portfolio. In the three and nine months ended December 31, 2010, we recorded a provision for loan losses of $72,755 and $346,475, respectively, against our member loans funded by us. Comparatively, for the three and nine months ended December 31, 2009, we recorded a provision for loan losses of $176,376 and $1,170,880, respectively, against our member loans held for investment.
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
For member loans purchased by third parties prior to the registration of our Notes, we recognized a servicing asset and corresponding servicing liability in accordance with FASB ASC 860. We then amortize the servicing fee asset into income as payments are received on these member loans (see Note 2 — Summary of Significant Accounting Policies, Revenue recognition, Third party purchased member loans). During the three and nine months ended December 31, 2010, we recognized $4,024 and $15,172, respectively, of such income. Comparatively, during the three and nine months ended December 31, 2009, we recognized $7,003 and $21,973, respectively of such income. Because following the registration of the Notes, investor members no longer directly purchase member loans, the amount of income from amortization of loan servicing rights will continue to diminish until the underlying member loans are fully discharged. The balance of loan servicing rights at December 31, 2010 and March 31, 2010, was $2,922 and $22,141, respectively, on outstanding loan balances held by third parties of $355,264 and $1,857,555 respectively.

Operating Expenses:

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2010	2009	change	2010	2009	change
Sales, marketing, and customer service	$3,058,648	$1,620,151	89%	$8,433,373	$4,242,351	99%
Engineering	514,377	442,433	16%	1,512,946	1,310,687	15%
General and administrative	902,311	612,887	47%	2,682,501	2,345,321	14%

Total operating expenses	$4,475,336	$2,675,471		$12,628,820	$7,898,359

Sales, Marketing and Customer Service Expense
Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, customer service and credit personnel, costs of marketing campaigns and costs of borrower underwriting such as credit scoring and screening. Sales, marketing and customer service expenses for the three months ended December 31, 2010 and 2009, were $3,058,648 and $1,620,151, respectively, an increase of approximately 89%. Comparatively, sales, marketing and customer service expenses for the nine months ended December 31, 2010 and 2009, were $8,433,373 and $4,242,351, respectively, an increase of approximately 99%. The increase in expenses in this category during the three and nine months ended December 31, 2010 in comparison to the three and nine months ended December 31, 2009 was primarily due to increased personnel expenses which grew by $537,775 and $1,787,139, respectively, and increased marketing programs aimed at acquiring new investors and borrowers which grew by $726,928 and $2,089,238, respectively, and increased costs for borrower underwriting services, such as credit reporting, which grew by $207,593 and $498,192, respectively.
Engineering Expense
Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Engineering expense for the three months ended December 31, 2010 and 2009, was $514,377 and $442,433, respectively, an increase of 16%. Comparatively, engineering expense for the nine months ended December 31, 2010 and 2009, was $1,512,946 and $1,310,687, respectively, an increase of 15%. The increase for the three and nine months ended December 31, 2010 versus the same three and nine months ended December 31, 2009, was primarily due to increased staffing costs, including contract labor and expensed equipment.
General and Administrative Expense
General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expense for the three months ended December 31, 2010 and 2009, was $902,311 and $612,887, respectively, an increase of approximately 47%. The increase was primarily the result of higher expenses for personnel costs of $251,084, and facilities costs of $39,628. These costs were offset however by a drop in outside legal expenses of $56,793, as we relied more heavily on in-house counsel during the three months ended December 31, 2010, in comparison to the three months ended December 31, 2009.
Comparatively, general and administrative expense for the nine months ended December 31, 2010 and 2009, was $2,682,501 and $2,345,321, respectively, an increase of approximately 14%. The increase was primarily the result of higher expenses for personnel costs of $537,521, and facilities costs of $100,746. These costs were offset however by a drop in outside legal and accounting expenses of $470,328, as we relied more heavily in-house counsel during the nine months ended December 31, 2010, in comparison to the nine months ended December 31, 2009. We expect that general and administrative expenses will decrease as a percentage of overall operating expenses as we grow our marketing and sales efforts in greater proportion than our general and administrative expenses.

Liquidity and Capital Resources

	Nine Months Ended December 31,
	2010	2009	Change
Cash flows from:
Operating Activities	$(6,898,226)	$(6,306,156)	$(592,070)

Investing Activities	(70,839,942)	(34,815,479)	(36,024,463)
Add back/(subtract):
Origination of CM Loans, fair value	98,703,900	38,460,025	60,243,875
Repayment of CM Loans, fair value	(27,522,184)	(5,411,031)	(22,111,153)

Investing Activities after excluding activity related to CM Loans, fair value	341,774	(1,766,485)	2,108,259

Financing Activities	92,430,766	33,853,500	58,577,266
Add back/(subtract):
Origination of Notes, fair value	(103,049,550)	(39,024,105)	(64,025,445)
Repayment of Notes, fair value	24,387,945	5,421,076	18,966,869

Financing Activities after excluding activity related to Notes, fair value	$13,769,161	$250,471	$13,518,690

Net cash used in operating activities increased to $6,898,226 for the nine months ended December 31, 2010, from $6,306,156 in the nine months ended December 31, 2009. Non-cash charges that most significantly offset our net loss of $8,351,473 in the nine months ended December 31, 2010 were: $346,475 of allowances for loan losses on member loans held for investment, $6,160,177 of non-cash interest income due to credit risk related adjustments on our Notes, and $6,387,718 of non-cash interest expense related to our CM Loans and debt discounts due to warrants issued for our loans payable. Similarly, non-cash charges that most significantly offset our net loss of $7,798,794 in the nine months ended December 31, 2009 were: $1,170,880 of provisions for loan losses on member loans funded by us, non-cash interest expense of $2,343,149, non-cash interest income due to credit risk related adjustments on our Notes of $2,123,281.
Net cash used in investing activities for the nine months ended December 31, 2010 and 2009, was $70,839,942 and $34,815,479, respectively. However, after excluding activity related to the Notes, which is mostly offset by corresponding activity related to the CM Loans reflected in our cash flow from financing activities, the remaining amounts for the nine months ended December 31, 2010 and 2009, were $341,774 of cash generated and $1,766,485 of cash used, respectively. These remaining amounts in both periods were primarily activities related to borrower repayments of our member loans held for investment and changes in restricted cash. During the nine months ended December 31, 2010, repayments of member loans funded by us exceeded our originations of these same loans, while in the nine months ended December 31, 2009, our originations of member loans held for investment exceeded the repayments from those loans as we invested the proceeds of the May 2009 term loan and proceeds from our private placement notes. As to changes in restricted cash, during the nine months ended December 31, 2010, one of our platform service providers released $500,000 of restricted cash that we had previously provided as security for certain ACH services they provide to us, while during the nine months ended December 31, 2009, restricted cash increased by $800,000 related to certificates of deposit pledged as security for our May 2009 term financing and additional security required by our platform operating banks as loan and transaction volume increased.
Net cash used in financing activities for the nine months ended December 31, 2010 and 2009, were $92,430,766 and $33,853,500 respectively. However, after excluding activity related to the Notes, which is mostly offset by corresponding activity related to our CM Loans reflected in our cash flows from investing activities, the remaining amounts of cash used for the nine months ended December 31, 2010 and 2009, were $19,780,729 and $250,471, respectively. Cash provided by financing activities, after excluding activity related to the Notes, consisted primarily of excess of proceeds from the issuance of our Series C Preferred Stock over the repayment of loans payable in the nine months ended December 31, 2010, and, in the nine months ended December 31, 2009, the excess of the proceeds from our May 2009 term loan over repayment of notes payable.

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
Effective August 3, 2009, we consolidated the May 2009 term loan, the growth capital term loan, and the financing term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan. As a result of the consolidation, borrowings under the May 2009 term loan were split equally between and consolidated under the amended and restated growth capital term loan and an amended and restated financing term loan. The terms of these two remaining amended and restated agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on the CM Loans. Additionally, the amended and restated agreements continue to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment. Further, under the amended and restated agreements, we agreed to maintain the same minimum collateral ratio as established in the May 2009 term loan. As of December 31, 2010, we do not have any remaining capacity under these agreements as we had fully drawn down the entire $13,000,000 of combined availability under the amended and restated growth capital term loan and an amended and restated financing term loan. As of December 31, 2010, our outstanding balance net of debt discount under these agreements totaled $4,109,473.
During the nine months ended December 31, 2009, we issued an additional $200,000 of private placement notes, repayable over three years and bearing interest at the rate of 8% per annum. We used the proceeds of the private placement notes to fund member loans on the platform.
We used the proceeds from borrowings under the amended and restated agreements and the private placement notes primarily to fund member loans ourselves to ensure a sufficient level of funding for borrowing requests. From April 7, 2008 until October 13, 2008 all member loans funded on the platform were funded and held by us. Through our participation in funding loans ourselves on the platform, as of December 31, 2010, we had funded and retained approximately $23.8 million in member loans.
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
We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future as we grow our platform. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to continue to fund member loans on the platform we will hold for investment. To date, we have funded our cash requirements with proceeds from our debt issuances and the sale of equity securities. At December 31, 2010, we had $17,264,772 in unrestricted cash and cash equivalents. We primarily invest our cash in short-term interest bearing money market funds.
We do not have any committed external source of funds. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings or debt financings. Additional equity or debt financing may not be available on acceptable terms, if at all.
Income Taxes
We incurred no tax provision for the three months ended December 31, 2010. Given our history of operating losses, it is difficult to accurately forecast how results will be affected by the realization, if any, of net operating loss carry forwards.
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
For purposes of the following information and tables, we have excluded from the data all previously issued loans that would not meet the current credit policy. To review the information and tables that include this data, please see the information and tables starting on page 40.
As of December 31, 2010, LendingClub had facilitated 18,073 member loans with an average original principal amount of $9,890 and an aggregate original principal amount of $178,741,275, out of which 1,749 member loans with an aggregate original principal amount of $16,157,350, or 9.04% had prepaid. Including loans which were fully repaid, 16,668 loans representing $164,608,325 of original principal amount had been through at least one billing cycle as of December 31, 2010.
Of the $164,608,325 of original principal balance at December 31, 2010 that had been through at least one billing cycle, $4,127,582 of outstanding principal balance less interest and fees received, or 2.51%, was either in default or has charged off. The defaulted loans and charged off loans were comprised of 577 member loans, of which 407 loans representing $2,864,650 in outstanding principal balance less interest and fees received, were defaults and charge offs due to delinquency, while the remaining 170 loans were loans in which the borrower member filed for a Chapter 7 bankruptcy seeking liquidation. A member loan is considered defaulted when at least one payment is more than 120 days late.
Of remaining loans that had been through at least one billing cycle as of December 31, 2010, $110,378,158 of principal remained outstanding of which 97.25% was current, 0.40% was 16 to 30 days late, and 2.35% was between 31 and 120 days late. During the three months ended December 31, 2010, of the 11,082 member loans which were not delinquent prior to the start of the quarter, 241 member loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 — 15 day grace period. Of those loans which became delinquent for more than 15 days during the quarter, we charged late fees totaling $2,519 on 127 loans and received late fees of $934 on 41 loans.
The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to December 31, 2010, grouped by the loan grade assigned by us:

				Average Total
	Number of	Average Interest	Average Annual	Funded
Loan Grade	Borrowers	Rate	Percentage Rate	Commitment
A1	186	6.31%	7.52%	5,334
A2	523	6.73%	7.90%	5,445
A3	900	7.23%	8.38%	6,771
A4	1165	7.83%	8.99%	7,845
A5	1557	8.19%	9.38%	9,131
B1	876	10.17%	12.56%	9,397
B2	975	10.53%	12.89%	10,506

				Average Total
	Number of	Average Interest	Average Annual	Funded
Loan Grade	Borrowers	Rate	Percentage Rate	Commitment
B3	1084	10.90%	13.24%	11,132
B4	1230	11.22%	13.53%	10,691
B5	1305	11.58%	13.92%	10,290
C1	992	12.59%	15.18%	9,853
C2	957	13.02%	15.66%	9,778
C3	888	13.37%	16.01%	9,763
C4	689	13.53%	16.22%	9,599
C5	644	13.93%	16.64%	8,960
D1	525	14.29%	17.25%	10,173
D2	644	14.70%	17.45%	10,446
D3	564	15.09%	17.83%	11,244
D4	441	15.40%	18.12%	11,437
D5	358	15.83%	18.55%	11,772
E1	322	16.12%	18.83%	11,510
E2	263	16.42%	19.02%	12,130
E3	211	16.82%	19.43%	12,111
E4	176	17.17%	19.67%	13,537
E5	150	17.55%	20.20%	13,086
F1	98	17.92%	20.53%	13,892
F2	94	18.16%	20.66%	13,580
F3	59	18.62%	21.25%	14,500
F4	54	18.91%	21.65%	13,143
F5	28	19.21%	21.94%	14,771
G1	29	19.73%	22.47%	16,914
G2	28	20.17%	22.93%	18,317
G3	16	20.65%	23.27%	17,553
G4	28	20.92%	23.61%	19,059
G5	14	20.92%	23.75%	17,623

The following table presents aggregated information for the period from May 24, 2007 to December 31, 2010, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

	Percentage of
	Borrowers Stating	Average Job		Average Debt
	They Own Their	Tenure in	Average Annual	to Income
Loan Grade	Own Homes	Months	Gross Income	Ratio (1)
A1	72.04%	71	62,813	8.66%
A2	66.73%	65	67,720	9.81%
A3	62.22%	68	72,136	10.20%
A4	57.68%	64	65,430	11.19%
A5	56.52%	63	70,817	11.76%
B1	49.54%	59	67,161	11.91%
B2	49.33%	62	73,854	11.96%
B3	52.40%	67	75,469	12.51%
B4	49.84%	59	70,836	13.04%
B5	48.20%	57	66,530	13.10%
C1	45.46%	59	73,937	12.95%
C2	43.99%	58	64,849	13.16%
C3	45.95%	58	66,698	13.23%
C4	44.56%	64	66,561	14.14%
C5	38.82%	57	66,601	13.41%
D1	39.24%	57	64,184	13.22%
D2	43.94%	65	71,447	13.55%
D3	46.28%	63	70,474	13.44%
D4	40.82%	59	72,240	13.32%
D5	44.69%	60	70,595	13.71%
E1	44.10%	57	68,243	13.61%
E2	44.49%	54	69,992	14.17%
E3	44.55%	55	71,667	12.58%
E4	52.27%	58	75,145	13.36%

	Percentage of
	Borrowers Stating	Average Job		Average Debt
	They Own Their	Tenure in	Average Annual	to Income
Loan Grade	Own Homes	Months	Gross Income	Ratio (1)
E5	50.67%	69	87,064	13.18%
F1	54.08%	65	85,300	13.52%
F2	51.06%	71	81,740	13.98%
F3	38.98%	59	75,383	14.37%
F4	44.44%	57	81,100	13.10%
F5	64.29%	58	79,932	13.19%
G1	62.07%	61	66,069	11.27%
G2	60.71%	76	85,837	15.26%
G3	43.75%	70	71,696	17.43%
G4	60.71%	68	99,191	12.28%
G5	35.71%	75	101,371	13.68%

(1)	Average debt to income ratio, excluding mortgage debt, calculated by us based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.
The following table presents aggregated information for the period from May 24, 2007 to December 31, 2010, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

						Average
						Number of
		Average	Average	Average	Average	Inquiries	Average	Average
		Open	Total	Revolving	Revolving	in the Last	Delinquencies	Time Since
Loan	Average	Credit	Credit	Credit	Line	Twelve	in Last	Last
Grade	FICO	Lines	Lines	Balances	Utilization	Months	Two Years	Delinquency
A1	781	9	24	9,064	17.12%	1	0	24
A2	772	10	25	8,811	17.77%	1	0	33
A3	766	9	23	10,107	22.32%	1	0	33
A4	755	10	24	11,095	26.79%	1	0	38
A5	746	10	23	12,784	31.80%	1	0	39
B1	739	9	22	11,969	37.49%	1	0	34
B2	736	9	22	12,988	38.83%	1	0	37
B3	730	9	22	14,543	41.09%	1	0	36

						Average
						Number of
		Average	Average	Average	Average	Inquiries	Average	Average
		Open	Total	Revolving	Revolving	in the Last	Delinquencies	Time Since
Loan	Average	Credit	Credit	Credit	Line	Twelve	in Last	Last
Grade	FICO	Lines	Lines	Balances	Utilization	Months	Two Years	Delinquency
B4	721	9	22	14,484	44.70%	1	0	36
B5	713	9	21	13,933	48.82%	1	0	36
C1	706	9	20	13,520	54.28%	1	0	35
C2	702	9	20	12,918	55.70%	1	0	37
C3	697	9	20	13,902	55.58%	1	0	36
C4	691	9	21	14,499	60.01%	1	0	33
C5	686	9	19	13,089	60.92%	1	0	31
D1	683	9	20	12,894	60.87%	1	0	33
D2	686	9	21	13,620	61.16%	1	0	33
D3	685	9	20	14,453	62.67%	1	0	32
D4	683	9	20	13,631	64.59%	1	0	36
D5	684	9	21	15,785	64.28%	1	0	35
E1	680	9	20	13,737	67.38%	1	0	34
E2	681	9	21	14,662	69.58%	1	0	37
E3	678	9	20	14,791	70.71%	1	0	29
E4	678	9	21	17,044	68.27%	1	0	34
E5	676	10	22	15,055	67.11%	1	0	30
F1	676	10	22	19,875	69.92%	1	0	37
F2	674	9	22	18,179	73.82%	1	0	35
F3	673	10	23	15,019	73.10%	1	0	30
F4	670	9	23	13,575	70.73%	1	0	35
F5	674	9	23	22,554	76.70%	1	0	32
G1	675	8	18	13,649	61.43%	1	0	36
G2	670	11	23	20,474	79.23%	1	0	41
G3	667	10	25	16,702	84.26%	1	0	30
G4	671	11	23	22,208	72.81%	1	1	29
G5	668	11	26	28,159	78.69%	1	0	36

The following table presents additional aggregated information for the period from May 24, 2007 to December 31, 2010, about delinquencies, default and borrower prepayments, grouped by the loan grade assigned by us. The interest rate, default and delinquency information presented in the table includes data only for member loans that had been issued for more than 45 days as of December 31, 2010, and therefore have been through at least one billing cycle. With respect to late member loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late member loan amounts as a percentage of member loans issued for more than 45 days. Member loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of member loans that have been outstanding, on average, for approximately twelve months.
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

	15-30		30+				Total	Number
	Days	15-30	Days	30+			Number	Of
Loan	Late	Days	Late	Days Late	Default	Default	Of	Loans	Prepaid	Prepaid
Grade	($)	Late (%)	($)	(%)	($)	(%)	Loans	Prepaid	($)	(%)
A1	3,797	0.72%	21,067	4.00%	6,013	0.83%	128	23	57,150	5.76%
A2	548	0.04%	—	0.00%	11,314	0.52%	373	69	281,050	9.87%
A3	3,461	0.10%	26,059	0.76%	35,752	0.68%	704	104	586,850	9.63%
A4	10,221	0.19%	18,045	0.33%	43,408	0.53%	920	139	999,650	10.94%
A5	11,036	0.12%	61,023	0.68%	142,627	1.08%	1,295	156	1,315,325	9.25%
B1	—	0.00%	91,076	1.76%	136,752	1.77%	718	103	816,125	9.91%
B2	8,780	0.15%	67,638	1.14%	243,525	2.52%	791	115	1,312,600	12.81%
B3	34,444	0.47%	259,744	3.57%	258,535	2.27%	906	104	1,347,000	11.16%
B4	5,848	0.07%	164,824	2.02%	198,086	1.64%	1,010	117	1,264,000	9.61%
B5	54,535	0.61%	201,390	2.25%	303,452	2.39%	1,097	119	1,053,500	7.85%
C1	36,300	0.60%	115,367	1.92%	270,576	2.93%	831	108	989,975	10.13%
C2	13,832	0.23%	120,733	2.00%	250,812	2.83%	819	79	734,875	7.85%
C3	6,396	0.12%	205,418	3.76%	200,489	2.44%	747	92	879,225	10.14%
C4	32,047	0.89%	66,236	1.83%	210,462	3.43%	562	72	695,300	10.51%
C5	24,062	0.78%	72,415	2.34%	262,458	5.01%	529	60	559,500	9.70%
D1	44,854	1.48%	137,791	4.55%	244,990	4.84%	451	48	483,125	9.05%
D2	3,602	0.08%	105,091	2.46%	178,095	2.86%	554	48	522,000	7.76%
D3	44,027	1.11%	111,417	2.81%	212,721	3.66%	479	38	436,550	6.88%
D4	4,462	0.14%	75,517	2.32%	220,726	4.67%	387	28	284,400	5.64%
D5	30,771	1.08%	151,490	5.29%	78,020	2.01%	306	25	232,975	5.53%

	15-30		30+				Total	Number
	Days	15-30	Days	30+			Number	Of
Loan	Late	Days	Late	Days Late	Default	Default	Of	Loans	Prepaid	Prepaid
Grade	($)	Late (%)	($)	(%)	($)	(%)	Loans	Prepaid	($)	(%)
E1	14,498	0.63%	97,631	4.21%	79,045	2.36%	267	26	308,600	8.33%
E2	—	0.00%	60,118	2.80%	67,413	2.30%	228	16	171,700	5.38%
E3	—	0.00%	70,789	4.25%	75,845	3.32%	181	7	110,075	4.31%
E4	—	0.00%	53,591	3.65%	103,869	4.92%	145	15	221,125	9.28%
E5	18,600	1.43%	70,088	5.38%	58,040	3.38%	124	10	120,550	6.14%
F1	—	0.00%	89,923	8.96%	14,989	1.17%	84	8	91,975	6.76%
F2	5,398	0.70%	12,358	1.60%	67,325	6.12%	76	6	64,925	5.09%
F3	—	0.00%	—	0.00%	23,726	3.48%	43	3	67,000	7.83%
F4	—	0.00%	—	0.00%	53,152	7.95%	46	5	46,950	6.62%
F5	—	0.00%	35,188	13.09%	14,780	4.05%	24	1	19,400	4.69%
G1	12,950	4.18%	22,938	7.41%	—	0.00%	23	4	70,000	14.27%
G2	—	0.00%	7,598	2.14%	12,905	3.17%	23	0	0	0.00%
G3	—	0.00%	—	0.00%	21,371	8.87%	14	0	0	0.00%
G4	20,724	5.88%	—	0.00%	—	0.00%	22	0	0	0.00%
G5	—	0.00%	—	0.00%	26,309	11.06%	12	1	13,875	5.62%
The following table presents aggregated information for the period from May 24, 2007 to December 31, 2010 on the results of our collection efforts for all corresponding member loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded the 20 loans that we repurchased due to identity fraud.

				Gross		Aggregate
				Amount		Principal
				Collected	Number of	Balance of	Gross
	Number		Aggregate	on	Loans	Loans	Amount
	of Loans		Amount Sent	Accounts	Charged-Off	Charged-Off	Recovered
	in		to	Sent to	Due to	Due to	on Loans
	Collection	Origination	Collections	Collections	Delinquency	Delinquency	Charged-
Grade	(1)	Amount (1)	(1)	(2)	(3)	(3)	Off (4)
A	105	692,750	99,811	45,629	34	304,987	5,206
B	271	2,683,200	420,781	193,494	94	1,469,610	8,812
C	302	2,597,900	477,919	226,499	117	1,341,687	6,853
D	198	2,122,950	423,548	181,743	87	1,261,421	5,483
E	92	1,164,525	195,192	84,123	35	679,453	2,152
F	32	485,975	99,697	47,761	13	266,379	2,085
G	8	117,600	21,258	9,002	4	80,726	—

Total	1,008	9,864,900	1,738,206	788,251	384	5,404,263	30,591

1)	Represents accounts 31 to 120 days past due.

2)
Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status. Of this amount, investors received $780,369 (99%). The remainder was fees to us of $7,883 (1%). The amounts retained by us are reflected as loan servicing fees in our consolidated financial statements.

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
As of December 31, 2010, LendingClub had facilitated 20,814 member loans with an average original principal amount of $9,750 and an aggregate original principal amount of $202,932,500, out of which 2,330 member loans with an aggregate original principal amount of which $20,639,100, or 10.17% had prepaid. Including loans which were fully repaid, 19,331 loans representing $188,169,725 of original principal amount had been through at least one billing cycle as of December 31, 2010.
Of the $188,169,725 of original principal balance at December 31, 2010 that had been through at least one billing cycle, $6,560,858 of outstanding principal balance less interest and fees received, or 3.49%, was either in default or has charged off. The defaulted loans and charged off loans were comprised of 990 member loans, of which 720 loans representing $4,566,636 in outstanding principal balance less interest and fees received, were defaults and charge offs due to delinquency, while the remaining 270 loans were loans in which the borrower member filed for a Chapter 7 bankruptcy seeking liquidation. A member loan is considered defaulted when at least one payment is more than 120 days late.
Of remaining loans that had been through at least one billing cycle as of December 31, 2010, $120,633,116 of principal remained outstanding of which 96.84% was current, 0.43% was 16 to 30 days late, and 2.73% was between 31 and 120 days late. During the three months ended December 31, 2010, of the 12,528 member loans which were not delinquent prior to the start of the quarter, 317 member loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 — 15 day grace period. Of those loans which became delinquent for more than 15 days during the quarter, we charged late fees totaling $3,156 on 163 loans and received late fees of $1,226 on 55 loans.

The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to December 31, 2010, grouped by the loan grade assigned by us:

				Average Total
	Number of	Average Interest	Average Annual	Funded
Loan Grade	Borrowers	Rate	Percentage Rate	Commitment
A1	189	6.33%	7.53%	5,313
A2	535	6.75%	7.91%	5,438
A3	913	7.24%	8.38%	6,748
A4	1184	7.84%	8.99%	7,798
A5	1608	8.20%	9.38%	9,042
B1	928	10.15%	12.51%	9,241
B2	1030	10.52%	12.86%	10,369
B3	1157	10.88%	13.20%	10,976
B4	1306	11.21%	13.50%	10,585
B5	1403	11.56%	13.88%	10,179
C1	1114	12.54%	15.12%	9,790
C2	1100	12.95%	15.56%	9,672
C3	1017	13.30%	15.91%	9,661
C4	821	13.47%	16.11%	9,463
C5	746	13.86%	16.50%	8,871
D1	647	14.20%	17.06%	9,941
D2	776	14.64%	17.38%	10,076
D3	708	14.96%	17.64%	10,627
D4	595	15.20%	17.80%	10,564
D5	494	15.58%	18.19%	10,776
E1	436	15.87%	18.44%	10,475
E2	395	16.05%	18.47%	10,818
E3	322	16.41%	18.82%	10,587
E4	273	16.66%	18.96%	11,786
E5	229	17.10%	19.52%	11,651
F1	161	17.34%	19.70%	12,728
F2	150	17.74%	20.11%	12,959
F3	108	18.02%	20.41%	13,037
F4	96	18.38%	20.83%	12,554
F5	64	18.53%	20.95%	13,405
G1	65	18.96%	21.28%	13,778
G2	57	19.42%	21.79%	13,868
G3	46	19.56%	21.87%	13,661
G4	71	19.59%	21.77%	15,967
G5	70	19.75%	21.97%	11,969

The following table presents aggregated information for the period from May 24, 2007 to December 31, 2010, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

	Percentage of
	Borrowers
	Stating They	Average Job		Average Debt
	Own Their Own	Tenure in	Average Annual	to Income
Loan Grade	Homes	Months	Gross Income	Ratio (1)
A1	71.43%	74	63,112	8.64%
A2	66.54%	65	67,893	9.76%
A3	62.10%	68	72,173	10.18%
A4	57.69%	63	65,526	11.18%
A5	56.84%	62	70,800	11.80%
B1	49.78%	59	67,456	11.92%
B2	50.19%	62	74,296	11.94%
B3	52.12%	67	76,162	12.47%
B4	50.69%	59	71,054	13.08%
B5	48.97%	58	66,957	12.93%
C1	47.22%	59	73,568	12.90%
C2	44.73%	57	66,140	13.06%
C3	46.71%	57	67,193	13.28%
C4	46.04%	61	67,066	14.10%
C5	40.48%	57	67,055	13.35%
D1	41.58%	59	65,160	13.33%
D2	44.85%	65	70,865	13.77%
D3	47.74%	62	70,065	13.59%
D4	41.85%	58	68,740	13.36%

	Percentage of
	Borrowers
	Stating They	Average Job		Average Debt
	Own Their Own	Tenure in	Average Annual	to Income
Loan Grade	Homes	Months	Gross Income	Ratio (1)
D5	46.96%	58	70,031	13.58%
E1	45.64%	56	67,644	13.47%
E2	44.81%	54	67,441	14.15%
E3	48.76%	58	68,342	13.59%
E4	51.65%	63	70,784	13.87%
E5	48.47%	60	80,638	13.92%
F1	52.17%	62	74,951	14.71%
F2	48.00%	67	80,606	14.94%
F3	44.44%	66	77,897	16.21%
F4	44.79%	63	73,028	15.10%
F5	54.69%	68	97,757	13.87%
G1	55.38%	49	62,616	16.40%
G2	61.40%	70	90,748	17.02%
G3	47.83%	68	78,014	17.41%
G4	54.93%	62	100,087	14.94%
G5	61.43%	67	110,901	17.28%

(1)	Average debt to income ratio, excluding mortgage debt, calculated by us based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

(2)
The following table presents aggregated information for the period from May 24, 2007 to December 31, 2010, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

						Average
						Number of
		Average	Average	Average	Average	Inquiries	Average	Average
		Open	Total	Revolving	Revolving	in the Last	Delinquencies	Time Since
	Average	Credit	Credit	Credit	Line	Twelve	in Last	Last
Loan Grade	FICO	Lines	Lines	Balances	Utilization	Months	Two Years	Delinquency
A1	781	9	24	9,796	17.20%	1	0	23
A2	772	10	25	9,860	17.84%	1	0	32
A3	766	9	23	10,677	22.23%	1	0	34
A4	755	9	23	12,104	26.78%	1	0	38
A5	746	10	23	14,051	31.97%	1	0	38
B1	738	9	22	13,173	37.53%	1	0	33

						Average
						Number of
		Average	Average	Average	Average	Inquiries	Average	Average
		Open	Total	Revolving	Revolving	in the Last	Delinquencies	Time Since
	Average	Credit	Credit	Credit	Line	Twelve	in Last	Last
Loan Grade	FICO	Lines	Lines	Balances	Utilization	Months	Two Years	Delinquency
B2	735	9	22	14,773	38.59%	1	0	36
B3	730	9	22	16,333	40.96%	1	0	35
B4	721	9	22	16,045	44.67%	1	0	35
B5	713	9	21	15,373	48.52%	1	0	35
C1	705	9	21	15,719	53.40%	1	0	34
C2	701	9	20	14,413	54.26%	1	0	35
C3	697	9	21	16,156	54.68%	1	0	35
C4	691	9	21	15,846	58.12%	2	0	32
C5	687	9	19	13,651	59.00%	1	0	31
D1	684	9	20	16,915	59.69%	2	0	32
D2	686	9	21	16,179	59.25%	2	0	33
D3	684	9	21	16,688	61.06%	2	0	33
D4	682	9	20	14,712	61.95%	2	0	33
D5	682	9	21	17,521	62.54%	2	0	34
E1	679	9	20	13,814	64.22%	2	0	33
E2	677	10	21	16,359	66.76%	2	0	32
E3	674	9	20	16,826	67.21%	2	0	28
E4	674	9	21	17,831	66.16%	3	0	31
E5	673	10	22	16,199	64.96%	2	0	26
F1	674	10	23	20,315	66.47%	2	0	31
F2	672	10	22	20,409	70.42%	3	0	31
F3	672	11	24	19,168	68.59%	2	0	28
F4	671	10	23	18,112	68.85%	3	0	28
F5	668	11	25	25,929	73.42%	3	0	27
G1	672	10	21	15,398	64.70%	3	0	31
G2	667	12	25	25,042	71.04%	3	0	31
G3	666	12	25	16,739	68.69%	3	0	24
G4	662	12	27	31,163	68.20%	2	0	26
G5	661	13	31	48,110	68.57%	4	0	25

The following table presents additional aggregated information for the period from May 24, 2007 to December 31, 2010, about delinquencies, default and borrower prepayments, grouped by the loan grade assigned by us. The interest rate, default and delinquency information presented in the table includes data only for member loans that had been issued for more than 45 days as of December 31, 2010, and therefore have been through at least one billing cycle. With respect to late member loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late member loan amounts as a percentage of member loans issued for more than 45 days. Member loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of member loans that have been outstanding, on average, for approximately twelve months.
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

	15-30
	Days	15-30	30+	30+			Total	Number
	Late	Days Late	Days Late	Days Late	Default	Default	Number	Of Loans	Prepaid	Prepaid
Loan Grade	($)	(%)	($)	(%)	($)	(%)	Of Loans	Prepaid	($)	(%)
A1	3,797	0.71%	21,067	3.96%	6,013	0.81%	129	25	60,150	5.99%
A2	548	0.04%	—	0.00%	12,197	0.54%	378	76	303,500	10.43%
A3	3,461	0.10%	26,059	0.75%	35,752	0.67%	709	112	622,550	10.10%
A4	10,221	0.18%	18,045	0.33%	43,408	0.52%	928	150	1,044,800	11.32%
A5	11,036	0.12%	62,903	0.69%	151,100	1.12%	1,333	168	1,367,925	9.41%
B1	—	0.00%	91,076	1.70%	164,731	2.05%	759	113	881,725	10.28%
B2	8,780	0.14%	73,986	1.20%	260,849	2.58%	837	124	1,374,400	12.87%
B3	34,444	0.45%	265,608	3.48%	295,214	2.46%	961	120	1,440,125	11.34%
B4	5,848	0.07%	219,692	2.59%	252,169	1.98%	1,071	130	1,373,650	9.94%
B5	54,535	0.58%	207,320	2.21%	371,138	2.74%	1,171	142	1,243,600	8.71%
C1	37,667	0.58%	161,934	2.49%	318,434	3.08%	922	135	1,258,450	11.54%
C2	13,832	0.21%	129,953	1.97%	347,389	3.44%	927	105	957,625	9.00%
C3	10,765	0.18%	245,528	4.07%	313,051	3.36%	849	116	1,058,475	10.77%
C4	34,904	0.85%	105,273	2.57%	339,425	4.69%	662	99	936,150	12.05%
C5	27,637	0.81%	102,555	2.99%	373,100	6.16%	613	74	649,550	9.82%
D1	44,854	1.27%	195,391	5.53%	344,488	5.61%	548	71	643,800	10.01%
D2	17,167	0.35%	162,805	3.33%	255,209	3.49%	665	69	679,100	8.69%
D3	44,027	0.98%	167,741	3.74%	320,202	4.63%	592	60	593,325	7.89%
D4	5,878	0.16%	97,063	2.58%	382,973	6.47%	507	56	459,400	7.31%
D5	38,987	1.16%	173,514	5.14%	201,226	4.05%	411	52	390,275	7.33%
E1	28,730	1.06%	114,657	4.24%	158,173	3.77%	353	51	476,625	10.44%
E2	—	0.00%	88,420	3.48%	214,965	5.39%	322	49	435,525	10.19%

	15-30
	Days	15-30	30+	30+			Total	Number
	Late	Days Late	Days Late	Days Late	Default	Default	Number	Of Loans	Prepaid	Prepaid
Loan Grade	($)	(%)	($)	(%)	($)	(%)	Of Loans	Prepaid	($)	(%)
E3	—	0.00%	94,651	4.75%	112,911	3.64%	260	32	322,650	9.46%
E4	11,305	0.64%	76,625	4.36%	208,682	7.09%	216	40	435,875	13.55%
E5	18,600	1.22%	72,610	4.77%	92,134	3.80%	175	38	389,675	14.60%
F1	—	0.00%	104,370	8.39%	113,758	5.90%	128	25	235,525	11.49%
F2	8,723	0.88%	25,395	2.55%	176,530	9.99%	119	19	173,125	8.91%
F3	—	0.00%	9,622	1.40%	124,480	10.08%	79	16	196,125	13.93%
F4	—	0.00%	22,650	3.55%	151,434	13.35%	78	12	119,225	9.89%
F5	—	0.00%	57,171	12.64%	56,651	7.00%	51	10	110,200	12.84%
G1	12,950	2.85%	27,802	6.11%	42,911	5.11%	52	10	142,300	15.89%
G2	—	0.00%	42,169	8.58%	55,559	8.12%	47	5	17,000	2.15%
G3	—	0.00%	2,389	0.68%	49,514	8.41%	36	8	84,500	13.45%
G4	20,724	4.29%	3,055	0.63%	111,365	11.54%	57	7	81,150	7.16%
G5	9,065	2.53%	19,802	5.53%	103,724	13.00%	56	11	81,025	9.67%
The following table presents aggregated information for the period from May 24, 2007 to December 31, 2010 on the results of our collection efforts for all corresponding member loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded the 20 loans that we repurchased due to identity fraud.

				Gross		Aggregate
				Amount		Principal
				Collected	Number of	Balance of	Gross
	Number		Aggregate	on	Loans	Loans	Amount
	of Loans		Amount Sent	Accounts	Charged-Off	Charged-Off	Recovered
	in		to	Sent to	Due to	Due to	on Loans
	Collection	Origination	Collections	Collections	Delinquency	Delinquency	Charged-
Grade	(1)	Amount (1)	(1)	(2)	(3)	(3)	Off (4)
A	123	759,100	103,371	45,870	38	310,402	5,422
B	329	3,084,725	491,159	224,542	121	1,636,036	13,324
C	423	3,642,150	655,518	308,599	174	1,825,955	9,813
D	341	3,188,825	591,832	232,537	163	1,857,939	6,592
E	226	2,157,925	397,579	182,395	105	1,075,570	20,468
F	100	1,263,425	249,844	106,957	52	636,258	13,024
G	73	832,000	179,513	87,656	36	336,723	350
Total	1,615	14,928,150	2,668,817	1,188,556	689	7,678,883	68,993

1)	Represents accounts 31 to 120 days past due.

2)
Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status. Of this amount, investors received $1,176,670 (99%). The remainder was fees to us of $11,886 (1%). The amounts retained by us are reflected as loan servicing fees in our consolidated financial statements.

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
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
We have incurred net losses in the past and we expect to incur net losses in the future. As of December 31, 2010, our accumulated deficit was $38.5 million and our total stockholders’ deficit was $34.3 million. Our net loss for the nine months ended December 31, 2010 and 2009, was $8.4 and $7.8 million, respectively. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. In future periods, we may not have any revenue growth, or our revenue could decline. Our failure to become profitable could impair the operations of our platform by limiting our access to working capital to operate the platform. If we were to become insolvent or bankrupt, an event of default would occur under the terms of the Notes, and you may lose your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-151827). The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on October 10, 2008. From October 13, 2008 to December 31, 2010, we sold $174,597,500 in principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. In connection with the offering, we incurred estimated expenses of approximately $4,481,653, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding member loan (CM Loan) through the Lending Club platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LendingClub Corporation
By:	/s/ Renaud Laplanche
	Name:	Renaud Laplanche
	Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Carrie Dolan
	Name:	Carrie Dolan
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)
Dated: February 14, 2011

EXHIBIT INDEX

Exhibit No.		Description
10.11	*	Amended and Restated Loan Sale Agreement, dated as of November 9, 2010, by and between WebBank and Lending Club Corporation.
10.12	*	Amended and Restated Loan Account Program Agreement, dated as of November 9, 2010, by and between WebBank and Lending Club Corporation.
10.27		Backup and Successor Servicing Agreement, dated September 15, 2008, by and between Portfolio Financial Servicing Company and Lending Club Corporation.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Confidential Treatment Requested