Form 10-K
period 2011-03-31
LendingClub Corp
filed 2011-06-29
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-151827
LendingClub Corporation
(Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

71 Stevenson, Suite 300
San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)
(415) 632-5600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 31, 2011, there were 8,615,323 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Except as the context requires otherwise, as used herein, “LendingClub,” “we,” “us,” “our,” and “the Company” refer to LendingClub Corporation, LC Advisors, LLC, a wholly owned subsidiary of LendingClub and LC Trust, a Delaware business trust. “LendingClub” is a registered trademark of LendingClub Corporation in the United States.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding LendingClub borrower members, credit scoring, FICO scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
•	the status of borrower members, the ability of borrower members to repay member loans and the plans of borrower members;
•	expected rates of return and interest rates;
•	our ability to attract additional investors;
•	the attractiveness of our lending platform;
•	our financial performance;
•	the availability and functionality of the trading platform;
•	our ability to retain and hire competent employees and appropriately staff our operations;
•	regulatory developments;
•	our intellectual property; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•	changes in the regulatory environment.
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
ABOUT THE LOAN PLATFORM
Overview
LendingClub is an online financial platform that enables its borrower members to borrow money and investors to purchase Notes, the proceeds of which fund loans made to individual borrower members. We were incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. In August 2007, we expanded our operations with the launch of our public website, www.lendingclub.com. As of March 31, 2011, our platform has facilitated approximately 24,940 member loans since our launch in May 2007.
We allow qualified borrower members to obtain loans with interest rates that they find attractive as compared to traditional sources of consumer credit, such as credit cards. Since October 13, 2008, investors have had the opportunity to purchase Notes issued by us for a designated corresponding member loan or “CM Loan”. The Notes are dependent for payment on CM Loans and offer interest rates and credit characteristics that the investors find attractive. From the launch of our platform in May 2007 until April 7, 2008, we did not offer Notes on our platform. Instead, our platform allowed investor members to purchase assignments of unsecured member loans directly. We also from time to time, fund member loans ourselves, which we refer to as “member loans.”
We aim to operate an efficient platform so we may offer interest rates to borrower members that are lower than the rates they could obtain through credit cards or traditional banks, and offer interest rates to investors on Notes that investors find attractive. Our lending platform operates online only. Our registration, processing and payment systems are automated and electronic. We encourage the use of electronic payments as the preferred means to disburse member loan proceeds and remit cash payments on outstanding member loans. We have no physical branches, no deposit-taking and interest payment activities.
We generate revenue by charging borrower members loan origination fees and by charging investors ongoing servicing charges related to the Notes they have purchased. We also earn interest on member loans to the extent that we fund those member loans ourselves. As of March 31, 2011, we had facilitated the issuance of $248.9 million in loans. As of March 31, 2011, investors had funded approximately $231.0 million of this $248.9 million total, and LendingClub had funded the remaining amount. As of March 31, 2011, all loans originated through the LendingClub platform had three or five year terms. All loans currently originated through the LendingClub platform have original principal amounts between $1,000 and $35,000. As of March 31, 2011, the average aggregate LendingClub loan to a borrower member was approximately $10,000.
We have been operating since December 2007 pursuant to an agreement with WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah. Webbank serves as the initial true creditor for all loans originated through our platform. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis. As of March 31, 2011, we do not offer member loans in Idaho, Iowa, Indiana, Maine, Mississippi, Nebraska, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee. As of March 31, 2011, we are not dependent on any single party for a material amount of our revenue.
All member loans are unsecured obligations of individual borrower members with fixed interest rates and three-year or five-year maturities. The member loan requests are posted on our website, funded by WebBank and immediately sold to us upon closing. As part of operating our platform, we verify the identity of members, obtain borrower members’ credit characteristics from a consumer reporting agency such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of member loan requests. We service member loans on an ongoing basis.

Borrower members who use our platform must identify their intended use of member loan proceeds in their initial loan request. As of March 31, 2011, among funded member loans (all of which were unsecured), borrower members identified their intended use of loan proceeds as follows:
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
In October 2010, we formed a subsidiary, LC Advisors, LLC, a California limited liability company (“LCA”), which is wholly-owned by LendingClub. LCA has registered with the SEC as an investment advisor and also acts as the general partner to two private investment funds for accredited investors with differing investment strategies. In connection with the funds, we formed a Delaware business trust to act as a bankruptcy remote entity for holding certain assets of the funds separate and apart from the assets of LendingClub. LendingClub and the trust have entered into a servicing agreement whereby LendingClub services the loans acquired by the trust in a manner identical to other loans and earns a servicing fee equal to 40 basis points. LCA commenced operations after January 1, 2011.
We started offering the funds in March 2011 through a private placement. As of March 31, 2011, the funds had approximately $800,000 in assets with $4.8 million in escrow, which was contributed to the funds on April 1, 2011. LCA earns a management fee paid by the limited partners of the funds, which is based on the amount of assets of each fund. As of March 31, 2011, the aggregate amount of management fees earned by LCA was not material to the operations of the business as a whole.
We attract members to our website, www.lendingclub.com, through a variety of sources. We drive traffic through referrals from other parties, search engine results, and online and offline advertising. We are not dependent on any one source of traffic to our website.
The Online Lending Industry
Online lending is a new approach to consumer finance. We use an internet-based network to connect borrowers and investors. As the provider of an investing and lending platform, LendingClub, generally provides transactional services for the online network, including screening borrowers for borrowing eligibility and facilitating payments. Online lending also entails significantly lower operating costs compared to traditional banking and commercial finance institutions because there are no physical branches and related infrastructure, no deposit-taking and interest payment activities and extremely focused loan underwriting activities. We believe that the interest rates offered to our borrower members through our platform are better than the rates those borrower members would pay on outstanding credit card balances or an unsecured loan from a traditional bank, if they were able to obtain such a loan.
LendingClub views consumer finance delivered through an online platform as an important new market opportunity. Key drivers of online lending include the following:
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
During investor registration, potential investors will have their identify verified, agree to a tax withholding statement and bank account verification, and must enter into an investor and other agreements with LendingClub, which will govern all purchases of Notes the investor makes through our platform. See “About the Loan Platform — Investor Agreement” for a detailed description of the investor agreement. Investors must also meet minimum financial suitability requirements. See “About the Loan Platform — Financial Suitability Requirements.”
Borrower members must also enter into a borrower membership agreement with LendingClub prior to listing their loan. The borrower membership agreement addresses the registration and loan request processes. In this agreement, the borrower member authorizes us to obtain a consumer report, to use the consumer report for specific purposes, to share certain information about the borrower member with investors, and to issue a loan to the borrower if they have received funding of 60% or more of the listed loan amount. The borrower member also grants us a limited power of attorney to complete on the borrower member’s behalf, one or more promissory notes in the amounts and on the terms made to the borrower member by WebBank. WebBank serves as the true creditor for all member loans originated through our platform. These agreements set forth the terms and conditions of the member loans and allow a borrower member to withdraw from a loan request at any time before the member loan is funded. See “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — New Member Registration.”
Borrower members enter into a credit profile authorization and a loan agreement with WebBank. In the credit profile authorization, the borrower member authorizes WebBank to obtain and use a consumer report on the borrower member. The loan agreement addresses the application process and the role of investors’ commitments to purchase Notes corresponding to the borrower loan. The agreement explains that LendingClub may, but is not obligated to, agree to fund all or a portion of a loan to the borrower member and that the borrower accepts any loan if the loan has received funding of 60% or more of the listed loan amount. If a loan is extended to the borrower member, the borrower member agrees to be bound by the terms of a promissory note, the form of which is attached as an exhibit to the loan agreement. The borrower member authorizes WebBank to debit the borrower member’s designated account by Automated Clearing House, or ACH, transfer for each payment due under the promissory note. The loan agreement also describes the parties’ rights in regard to arbitration. The borrower member agrees that WebBank may assign its right, title and interest in the loan agreement and the borrower member’s promissory notes to others, including LendingClub.

Borrower Loan Requests
Borrower members submit loan requests online through the LendingClub website. Loan requests must be between $1,000 and $35,000. Loans from $1,000 to $11,975 are only issued with three (3) year terms, unless the loan request comes from a partner that allows borrower members to select the amount and term, which selections will be honored. Each loan request is an application to WebBank, which lends to qualified borrower members and allows our platform to be available to borrower members on a uniform basis throughout the United States, except that we do not currently offer member loans in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska, North Dakota and Tennessee. Currently, we allow borrower members to have up to two member loans outstanding at any one time, if the borrower member continues to meet our credit criteria. In addition, to apply for a second loan, the borrower member must have already made timely payments on the first member loan for at least six months. If a borrower member applies for a second loan, we allow investors to exclude the loan listing by choosing ‘exclude loans already invested.’
Borrower members supply a variety of unverified information that is included in the borrower member loan listings on our website and in the posting reports and sales reports we file with the SEC. This information includes a borrower member’s loan title, description, answers to investor questions and home ownership status. Requested information also includes a borrower member’s income or employment, which may be unverified. If we verify the borrower member’s income or employment, we will display an icon in the loan listing indicating that we have done so. Investors have no ability to verify borrower member information and we do not verify a borrower’s income or employment solely at the request of an investor. See “Item 1. Business — About the Loan Platform — How the LendingClub Platform Operates — Loan Postings and Borrower Member Information Available on the LendingClub Website.”
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
•
for borrowers with a credit score between 660-719, they will need a debt-to-income ratio (excluding mortgage) below 25%; for borrowers with a credit score of 720 or higher, they will need a debt-to-income ratio (excluding mortgage) below 30%; and

•
a credit report (as reported by a consumer reporting agency) without any current delinquencies, recent bankruptcy, tax liens or non-medical related collections opened within the last 12 months, and reflecting:

•	at least two accounts currently open;
•
for credit credits 740 and higher, no more than 8 credit inquiries on the credit report in the past six months and for credit scores below 740, no more than 3 inquiries on the credit report in the past six months;

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
From the relaunch of our platform on October 13, 2008 until March 31, 2011, only 9.79% of individuals seeking member loans on our site (37,467 out of a total of 382,576) have met the credit criteria required to post their loan requests on our website and subsequently received a loan. For information about how we have changed our credit policy over time, see “Item 1. Business — About LendingClub — Business — Prior Operation of the LendingClub Platform — Our Prior Operating Structure.”
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
Verification of Borrower Information
Approximately 61.0% of the applicants during fiscal year 2011 had their employment or income verified by us by requiring the borrower to submit paystubs, IRS Forms W-2 or other tax records between the initial posting of a loan request and the issuance of a member loan.

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
Except as discussed above, borrower member information such as loan title, description, and answers to investors’ questions through the Q&A process are unverified and investors should not rely on this information. Additionally, we do not verify borrower member’s ability to afford a loan the borrower member has requested.
Our participation in funding loans on the platform from time to time has had, and will continue to have, no effect on our income or employment verification process, the selection of loan requests verified or the frequency of income and employment verification.
Interest Rates
After a loan request’s loan grade has been determined under the credit policy, an interest rate is assigned to the loan request.
The interest rates are assigned to borrower loan grades in three steps. First, the LendingClub base rate is determined. Second, an assumed default rate is determined that attempts to project loan default rates. Third, the assumed default rate is used to calculate an upward adjustment to the base rates, which we call the “Adjustment for Risk and Volatility.”

The base rates are set by the Interest Rate Committee (“Committee”). This group is comprised of our Chief Executive Officer; Chief Financial Officer, Chief Risk Officer; Chief Marketing Officer, and General Counsel. The Committee’s objective in setting the LendingClub base rate is to allocate the interest rate spread that exists between the cost of credit for borrower members and the return on bank deposits we understand are available to investors. We have selected this spread as an appropriate starting place for our base rates for the following reasons:
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

By setting the initial allocation of the base rate near the middle of the spread between these two interest rates, we believe roughly equal value may be provided to both our borrower members and our investors. To make this initial base rate calculation, the Committee calculates the average between the interest rate for unsecured consumer credit published by the Federal Reserve, “commercial banks; all accounts,” in Federal Reserve Statistical Release G19, and the interest rate for 6-month certificates of deposit, “secondary market; monthly,” published by the Federal Reserve in Federal Reserve Statistical Release H15.
Next, the Committee may modify this initial allocation, based on the following factors:
•	general economic environment, taking into account economic slowdowns or expansions;
•	the balance of supply and demand on the LendingClub platform, taking into account whether borrowing requests exceed investor commitments or vice versa; and
•	competitive factors, taking into account the rates set by other lending platforms and the rates set by major financial institutions.
The Committee adjusts the base rate from time to time based on this methodology. In applying the adjustment to the base rate, the Committee has established one base rate for all grades.
Lastly, the Committee then adjusts the base rate upward to reflect an adjustment based upon the assumed default rate, volatility factors, investor value and other factors, which we collectively refer to as the “Adjustment for Risk and Volatility.” The final interest rate is then calculated by adding the base rate and the adjustment for risk & volatility.
Standard Terms of the Member Loans
Member loans are unsecured obligations of individual borrowers with a fixed interest rate and a maturity of three years or five years. Member loans have an amortizing, monthly repayment schedule and may be repaid in whole or in part at any time without prepayment penalty. In the case of a partial prepayment, we automatically reduce the outstanding principal and the term of the loan is effectively reduced as the monthly payment is unchanged.
Loan Postings and Borrower Member Information Available on the LendingClub Website
Once a loan request is complete and we have assigned a loan grade and interest rate to the requested loan, the request is subsequently posted on our website and then becomes available for viewing by investors. Investors are also then able to commit to buy Notes that will be dependent for their payments on that member loan. Loan requests appear under screen names, not actual names. Investors are able to view:
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

•	term, three or five year;
•	the borrower member’s self-reported income and employer and whether that income or employment has been verified by LendingClub;
•	the borrower member’s self-reported, unverified social affiliations;
•	total funding that has been committed to date to Notes that will be dependent on the loan;
•	the number of investors committed to funding Notes that will be dependent on the loan; and
•	the borrower member’s self-reported intended use of funds.
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
•
debt-to-income ratio, as calculated by us based on (i) the debt (excluding mortgage) reported by a consumer reporting agency; and (ii) the income reported by the borrower member, which is not verified unless we display an icon in the loan listing indicating otherwise.

We also post the following credit history information from the consumer reporting agency report, and label the information as being provided by a credit bureau:
•	a numerical range within which the borrower member’s FICO score falls;
•	the borrower member’s earliest credit line;
•	the borrower member’s number of open credit lines;
•	the borrower member’s total number of credit lines;
•	the borrower member’s revolving credit balance;
•	the borrower member’s revolving line utilization;
•	the number of credit inquiries received by the consumer reporting agency with regard to the borrower member within the last six months;
•	the number of reported delinquencies in the past two years;
•	public records; and
•	the length of time (in months) since the borrower member’s last reported delinquency.

Although borrower members and investors are anonymous to each other, investors may ask predefined questions on the loan listing and borrower members have the opportunity, but are not required, to post public responses.
Loan requests remain open for up to 14 days, during which time funding commitments to purchase Notes that will be dependent on the loans may be made by investors unless funding commitments for Notes aggregating the loan request amount are received earlier, in which case the member loan is funded as soon as practicable. If after the end of the 14 day listing period, a borrower member’s loan request does not attract Note purchase commitments sufficient to fund at least 60% of the listed loan amount, the borrower member ceases to be under an obligation to accept the loan, although borrowers may still choose to accept partial funding (less than 60%) of their loan requests or may request that their loan request be re-listed on the our platform.
How to Purchase Notes
After a loan request has been posted on our website, individual investors who have registered with us and who reside in states in which the Notes are available for sale may commit to purchase Notes dependent on the member loan requested by the borrower member.
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
A single borrower member’s loan request is typically funded by Notes purchased by many different investors. Notes are available in a minimum denomination of $25, and in $25 increments thereafter. In the event that a borrower member’s loan request does not attract Note purchase commitments sufficient to funding for the member loan of at least 60% of the listed loan amount, the borrower member ceases to be under an obligation to accept the loan, although borrowers may still choose to accept partial funding (less than 60% and $1,000 or over) of their loan requests or may request that their loan request be re-listed on our platform.
Portfolio Tool
In making loan purchase commitments, as of March 31, 2011, approximately 34% of investors state that they use “Portfolio Tool”, our proprietary tool that creates a suggested portfolio of Notes based upon investor provided information such as a target weighted average interest rate or other investment criteria selected by the investor. Investors may experiment with Portfolio Tool search results on our website without committing to purchase Notes.

The following steps are involved in an investor’s use of Portfolio Tool:
•	The investor indicates the aggregate principal amount of Notes that the investor wishes to purchase, which we refer to as a “portfolio.”
•
The investor may then input preferences corresponding to LendingClub risk levels, such as by clicking search buttons or moving a cursor along a slider. These risk levels are calculated by applying a standard “Markowitz” formula. The calculation that performs assumes an initial search result from the loan requests currently available on the platform.

•
By using the search inputs, the investor can submit queries to present potential Notes that match the investor’s search criteria (maximum debt-to-income ratio, home ownership, previously funded loans, security interest, among others). The engine then displays a sample portfolio for the investor.

•
The sample portfolio presented contains a list of Notes, displaying information about requested principal amounts, interest rates and the maturity dates of each member loan on which a Note is dependent. Self-reported social connections, if any, are also displayed. By changing the input criteria, an investor can repeat the request for a sample portfolio and view a new portfolio.

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

•
If a loan request forming part of the portfolio is cancelled, either by LendingClub or by the borrower member, and the member loan will not be available, investors will be offered the opportunity to substitute a new loan request for the cancelled request. In this event, Portfolio Tool will present investors with the option to replace the cancelled loan request with another loan request of the same risk grade or a less risky risk grade or that meets the other investment criteria selected by the investor. Thus, a B5 loan would be replaced with the option to designate funding for another B5 loan and, if no B5 loan were available, a B4 loan, and if no B4 loan were available, a B3 loan, and so forth.

Investors may also browse loan requests or sort them using various search criteria including interest rate, FICO score range, debt-to-income ratio (calculated as described above), delinquencies in the last two years and percentage of the loan request already funded by Note commitments.
Loan Funding and Treatment of Investor Member Cash Balances
An investor’s commitment to purchase a Note dependent on a member loan is a binding commitment, subject only to receipt of aggregate Note purchase commitments equal to at least 60% of the loan request amount or, if the total loan request amount is funded less than 60% of the loan request amount, a borrower member’s decision to accept partial funding. In order to make Note purchase commitments, investors must have sufficient uncommitted funds in their LendingClub accounts. The placement of funds into an investor account is accomplished by having each investor authorize an electronic transfer using the ACH network from the investor’s designated and verified bank account to the account currently maintained by us at Wells Fargo. This account is a pooled account titled in our name “in trust for” LendingClub investors, known as the ITF Account, and is a non-interest bearing demand deposit account. In connection with the ITF account, Wells Fargo is acting in a separate capacity from its role as trustee under the indenture governing the Notes.
Individual LendingClub members have no direct relationship with Wells Fargo. LendingClub is the trustee for the ITF account. In addition to outlining the rights of investors, the trust agreement provides that we disclaim any economic interest in the assets in the ITF account and also provides that each investor disclaims any right, title or interest in the assets of any other investor in the ITF account. No LendingClub monies are ever commingled with the assets of investors in the ITF account.

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
Funds of an investor may stay in the ITF account indefinitely. Such funds may include:
•	funds in the investor’s sub-account never committed to purchase Notes;
•	funds committed to the purchase of Notes for which the underlying member loan has not closed; or
•	payments received from us related to Notes previously purchased.
Upon request by the investor, we will transfer investor funds in the ITF account to the investor’s designated and verified bank account by ACH transfer, provided such funds are not already committed to the future purchase of Notes.
Purchases of Notes and Loan Closings
Once an investor has decided to purchase one or more Notes that are dependent on member loans and prefunded the investor’s LendingClub account with sufficient cash, we proceed with the purchase and sale of the Notes to the investor and facilitate the closing of the corresponding member loans. At a Note closing, when we issue a Note to an investor and register the Note on our books and records, we transfer the principal amount of such Note from such investor’s sub-account under the ITF account to a funding account maintained by WebBank. This transfer represents the payment by the investor of the purchase price for the Note. These proceeds are designated for the funding of the particular member loan selected by the investor. WebBank is the true creditor for all member loans to borrower members, which allows our platform to be available on a uniform basis to borrower members throughout the United States, except that we do not currently offer member loans in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska, North Dakota and Tennessee. We are obligated to maintain funds in the funding account maintained by WebBank equal to $2,000,000 or $3,000,000 if the prior months loan total exceeds a determined amount. WebBank disburses the loan proceeds to the borrower member who is receiving the member loan. An individual member loan generally closes the first business day after i) we receive Note funding commitments in an aggregate amount equal to the amount of the loan request, or ii) the end of the 14 day listing period if we receive aggregate Note funding commitments equal to 60% or more of the amount of the loan request, or iii) when the borrower member agrees to take a lesser amount equal to the amount of Note commitments received up to that time.
At the closing of the borrower member’s loan, we execute an electronic promissory note on the borrower member’s behalf for the final loan amount under a power of attorney on behalf of the borrower member. WebBank then electronically indorses the promissory note to us and assigns the borrower member’s loan agreement to us without recourse to WebBank.
The promissory note and the loan agreement contain customary agreements and covenants requiring the borrower members to repay their member loans and acknowledging our role as servicer for member loans. Borrowers authorize WebBank to disburse the loan proceeds by ACH transfer.
Investors know only the screen names, and do not know the actual names, of borrower members. The actual names and mailing addresses of the borrower members are known only to us and WebBank. We maintain custody of the electronically-executed promissory notes in electronic form on our platform.
Borrowers pay an origination fee upon the successful closing of the member loan. WebBank deducts the origination fee from the loan amount prior to disbursing the net amount to the borrower member and remits the fee to us. This fee is determined by the loan grade of the loan and ranges from 2.00% to 5.00% of the aggregate principal amount.

Identity Fraud Reimbursement
We reimburse investors for the unpaid principal balance of a Note that is dependent on a member loan obtained through identity fraud. We generally recognize the occurrence of identity fraud upon receipt of a police report regarding the identity fraud. This reimbursement for identity fraud only provides an assurance that our borrower identity verification is accurate; in no way is it a guarantee of a borrower’s self-reported information (beyond the borrower’s identity) or a borrower member’s creditworthiness. We expect the incidence of identity fraud on our platform to be low because of our identity verification process. Between October 2008 and March 31, 2011, we have experienced twenty-two cases of confirmed identity fraud.
Post-Closing Loan Servicing and Collection
Following the purchase of Notes and the closing of the corresponding member loans, we begin servicing the CM Loans.
We assess investors a service charge in respect of their Notes. Our service charge is equal to an amount corresponding to 1.00% of the following amounts received by us from borrower members in respect of each corresponding member loan (in each case excluding any payments due to us on account of portions of the corresponding member loan, if any, funded by LendingClub itself):
•	principal;
•	interest; and
•	late fees.
Our procedures generally involve the automatic debiting of borrower bank accounts by ACH transfer. If a borrower member chooses to pay by check, we impose a $15.00 check processing fee per payment, subject to applicable law. We retain 100% of any check processing and other processing fees we receive to cover our costs.
Member loan payments are transferred to a clearing account in our name where they remain for four days. Thereafter, we make payments on the Notes by transferring the appropriate funds to the ITF account and allocating amounts received on specific member loans to the appropriate investor’s sub-account. We transfer amounts due to us for servicing and borrower loans we hold from the clearing account to another operating account of ours. An investor may transfer uncommitted funds out of the investor’s LendingClub sub-account in the ITF account by ACH to the investor’s designated bank account at any time, subject to normal execution times for such transfers (generally 2-3 days).
We disclose on our website to the relevant investors and report to consumer reporting agencies regarding borrower members’ payment performance on our member loans. We have also made arrangements for collection procedures in the event of borrower member default. When a member loan is past due and payment has not been received, we contact the borrower member to request payment. After a 15-day grace period, we may, in our discretion, assess a late payment fee. The amount of the late payment fee is the greater of 5.00% of the unpaid payment amount, or $15.00, or such lesser amount as may be provided by applicable law. This fee may be charged only once per late payment. Amounts equal to any late payment fees we receive are paid to holders of the Notes dependent on the relevant member loans, net of our service charge. We often choose not to assess a late payment fee when a borrower promises to return a delinquent loan to current status and fulfills that promise. See “About the Loan Platform — Historical Information about Our Borrower Members and Outstanding Loans.” We may also work with the borrower member to structure a new payment plan in respect of the member loan without the consent of any holder of the Notes corresponding to that member loan. Under the indenture for the Notes, we are required to use commercially reasonable efforts to service and collect member loans, in good faith, accurately and in accordance with industry standards customary for servicing loans such as the member loans.

Each time a payment request is denied due to insufficient funds in the borrower’s account or for any other reason, we may assess an unsuccessful payment fee to the borrower in an amount of $15.00 per unsuccessful payment, or such lesser amount as may be provided by applicable law. We retain 100% of this unsuccessful payment fee to cover our costs incurred because of the denial of the payment.
If a member loan becomes 31 days overdue, we identify the loan on our website as “Late (31-120),” and we either refer the member loan to an outside collection agent or to our in-house collections department. Currently, we generally use our in-house collections department as a first step when a borrower member misses a member loan payment. In the event that our initial in-house attempts to contact a borrower member are unsuccessful, we generally refer the delinquent account to the outside collection agent. Amounts equal to any recoveries we receive from the collection process are payable to investors on a pro rata basis, subject to our deduction of our 1.00% service charge and an additional collection fee. The investor is only charged the additional collection fee if the collection agency or LendingClub are able to collect a payment.
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
The following table summarizes the fees that we charge and how these fees affect investors:

Description of Fee	Fee Amount	When Fee is Charged	Effect on Investors
Service charge on Notes	1.00% of the principal, interest and late fees received by us from borrower members in respect of each corresponding member loan (in each case excluding any payments due to LendingClub on account of portions of the corresponding member loan, if any, funded by LendingClub itself)	At the time of any payments on the Notes, including Note payments resulting from prepayments or partial payments on corresponding member loans	The service charge will reduce the effective yield on the Notes below their stated interest rate

Member loan late fee	Assessed in our discretion; if assessed, the late fee is the greater of 5.00% of the unpaid installment amount, or $15.00, or such lesser amount as may be provided by applicable law, and may be charged only once per late payment	In our discretion, when a member loan is past due and payment has not been received after a 15-day grace period	Amounts equal to any late payment fees we receive are paid to holders of the Notes corresponding to the relevant member loan, net of our 1.00% service charge

Member loan unsuccessful payment fee	$15.00 per unsuccessful payment, or such lesser amount as may be provided by applicable law	May be assessed each time a payment request is denied, due to insufficient funds in the borrower’s account or for any other reason	We retain 100% of this unsuccessful payment fee to cover our costs incurred because of the denial of the payment

Description of Fee	Fee Amount	When Fee is Charged	Effect on Investors
Member loan collection fee	Only charged after a member loan becomes 31 days overdue if the collection agency or LendingClub is able to collect an overdue payment; collection fee is a percentage of the amount recovered:	At the time of successful collection after a member loan becomes 31 days overdue	Collection fees charged by us or a third-party collection agency will reduce payments and the effective yield on the related Notes; collection fees will be retained by us or the third-party collection agency as additional servicing compensation

• 30% if the member loan is less than 60 days past due and no more than 90 days from the date of origination;

• 35% in all other cases, except litigation; and

• 30%, or hourly attorneys’ fees, in the event of litigation, plus costs

Check processing fee	$15.00 per check processed for any payments made by check	At the time a payment by check is processed	We retain 100% of this check processing fee to cover our costs
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
In all other cases, we will file a proof of claim involving the borrower member. The decision to pursue additional relief beyond the proof of claim in any specific matter involving a LendingClub borrower member will be entirely within our discretion and will depend upon certain factors including:
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

Participation in the Funding of Loans by LendingClub and Its Affiliates
From time to time, qualified loan requests on our platform are not fully committed to by investors. To address these situations, we have funded portions of certain member loan requests. As of March 31, 2011, we had funded approximately $17.9 million of loan requests. Although we have no obligation to do so, we may fund portions of loan requests in the future.
Our affiliates, including our executive officers, directors and 5% stockholders, also have funded portions of loans requests from time to time in the past, and may do so in the future. For the twelve months ended March 31, 2011, these affiliates had funded $933,375 of new loan requests and their outstanding principal balance was $759,610 as of March 31, 2011. For the twelve months ended March 31, 2010, these affiliates had funded $43,975 of new loan requests and their outstanding principal balance was $151,805 as of March 31, 2010.
Trading Platform
Investors may not transfer their Notes except through the resale trading platform operated by FOLIOfn Investments, Inc. (“FOLIOfn”), an unaffiliated registered broker-dealer. This trading platform is an internet-based trading platform on which LendingClub investors who establish a brokerage relationship with the registered broker-dealer operating the trading platform may offer their Notes for sale. In this section, we refer to our investors who have established such brokerage relationships as “subscribers.” Only transactions involving resales of previously issued Notes will be effected through the trading platform; the trading platform will not handle any aspect of transactions involving the initial offer and sale of Notes by us. Subscribers may post orders to sell their Notes on the trading platform at prices established by the subscriber. Other subscribers will have the opportunity to view these prices, along with historical information from the original loan posting for the member loan corresponding to the Note, an updated credit score range of the borrower member and the payment history for the Note.
Currently, the only fees payable by subscribers in respect of the trading platform is the 1% fee charged by the registered broker-dealer to subscribers who sell Notes. All Notes traded through the trading platform will continue to be subject to our ongoing fees, including the ongoing 1.00% service charge.
LendingClub is not a registered national securities exchange, securities information processor, clearing agency or broker-dealer. All securities services relating to the trading platform are provided by FOLIOfn. Neither LendingClub nor FOLIOfn will make any recommendations with respect to transactions on the trading platform. There is no assurance that investors will be able to establish a brokerage relationship with the registered broker-dealer. Furthermore, we cannot assure subscribers that they will be able to sell Notes they offer for resale through the trading platform at the offered price or any other price nor can we offer any assurance that the trading platform will continue to be available to subscribers. The trading platform is not available to residents of all states. As of March 31, 2011, it has taken, an average of 5.5 days to sell a note with an offer price at or below par.
Customer Support
We provide customer support to our borrower members and investors. For most LendingClub members, their experience is entirely web-based. We include detailed frequently asked questions (“FAQs”) on our website. We also post detailed fee information and the full text of our member legal agreements.
We make additional customer support available to members by email and phone. Our customer support team was located at our headquarters in Redwood City, California until May 13, 2011. Since May 16, 2011, our customer support team has been located at our headquarters in San Francisco, California.
Historical Information about Our Borrower Members and Outstanding Loans
In regards to the following historical information, prior performance is no guarantee of future results or outcomes.
For purposes of the following information and tables, we have excluded from the data all previously issued loans that would not meet the current credit policy. To review the information and tables that include this data, please see the information and tables staring on the following page.

As of March 31, 2011, we had facilitated member loans with an average original principal amount of approximately $10,000 and an aggregate original principal amount of $224,584,775. Out of 22,189 facilitated member loans, 2,625 member loans with an aggregate original principal amount of which $24,601,550, or 10.95% had fully paid. Including loans which were fully paid, 20,256 loans representing $202,753,050 of outstanding principal balance at March 31, 2011 had been through at least one billing cycle.
Of the $202,753,050 of original principal balance at March 31, 2011 that had been through at least one billing cycle, $5,195,015 of outstanding principal balance less interest and fees received, or 2.56%, was either in default or has charged off. The defaulted loans and charged off loans were comprised of 733 member loans, of which 526 loans representing $3,640,780 in outstanding principal balance less interest and fees received, were defaults and charge offs due to delinquency, while the remaining 207 loans were loans in which the borrower member filed for a Chapter 7 bankruptcy seeking liquidation. A member loan is considered defaulted when at least one payment is more than 120 days late.
Of remaining loans that had been through at least one billing cycle as of March 31, 2011, $132,832,400 of principal remained outstanding of which 97.52% was current, 0.22% was 16 to 30 days late, 1.39% was between 31 and 120 days late and 0.87% were on a performing payment plan. During the three months ended March 31, 2011, of the 13,924 member loans which were not delinquent prior to the start of the quarter, 368 member loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 — 15 day grace period. Of those loans which became delinquent for more than 15 days during the quarter, we charged late fees totaling $2,968 on 125 loans and received late fees of $863 on 37 loans.

The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to March 31, 2011, grouped by the loan grade assigned by us:

	Number of	Average	Average Annual	Average Total
Loan Grade	Borrowers	Interest Rate	Percentage Rate	Funded Commitment
A1	309	5.96%	7.23%	$5,697
A2	701	6.49%	7.72%	5,933
A3	1,109	7.13%	8.43%	7,084
A4	1,517	7.67%	9.01%	8,071
A5	1,805	8.10%	9.39%	9,113
B1	1,018	10.07%	12.51%	9,312
B2	1,160	10.43%	12.85%	10,199
B3	1,433	10.75%	13.17%	10,786
B4	1,477	11.12%	13.49%	10,588
B5	1,570	11.48%	13.87%	10,440
C1	1,178	12.59%	15.25%	9,982
C2	1,129	13.01%	15.73%	10,051
C3	1,020	13.36%	16.05%	9,850
C4	800	13.55%	16.28%	9,760
C5	743	13.95%	16.69%	9,306
D1	593	14.31%	17.34%	10,425
D2	761	14.72%	17.50%	10,780
D3	681	15.11%	17.86%	11,507
D4	537	15.44%	18.16%	11,847
D5	479	15.86%	18.59%	12,575
E1	428	16.18%	18.90%	12,487
E2	341	16.49%	19.10%	12,888
E3	288	16.89%	19.52%	12,890
E4	234	17.23%	19.77%	14,549
E5	197	17.63%	20.30%	14,887
F1	153	18.03%	20.63%	15,678
F2	133	18.28%	20.86%	14,653
F3	88	18.73%	21.36%	15,501
F4	75	19.08%	21.77%	14,702
F5	57	19.46%	22.15%	18,102
G1	44	19.85%	22.56%	17,055
G2	49	20.27%	22.91%	18,664
G3	30	20.74%	23.33%	18,802
G4	33	20.96%	23.63%	19,136
G5	19	21.10%	23.91%	$18,028

Total	22,189	11.76%	14.03%	$10,121

The following table presents aggregated information for the period from May 24, 2007 to March 31, 2011, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

	Percentage of
	Borrowers Stating
	They Own Their	Average Annual	Average Debt to
Loan Grade	Own Homes	Gross Income	Income Ratio (1)
A1	67.96%	$63,998	9.70%
A2	64.48%	66,568	10.57%
A3	61.14%	70,691	10.68%
A4	56.03%	65,942	11.60%
A5	56.07%	70,511	11.93%
B1	51.47%	67,469	12.08%
B2	48.28%	71,833	12.31%
B3	51.22%	73,306	12.83%
B4	51.05%	70,680	13.23%
B5	49.68%	65,888	13.26%
C1	46.35%	72,802	13.06%
C2	44.73%	66,074	13.25%
C3	47.25%	66,393	13.22%
C4	45.75%	66,564	14.00%
C5	41.05%	67,491	13.57%
D1	39.46%	64,781	13.40%
D2	43.63%	71,031	13.55%
D3	46.55%	69,411	13.64%
D4	41.90%	71,830	13.40%
D5	45.51%	69,507	13.44%
E1	45.09%	68,871	13.73%
E2	47.51%	72,402	13.97%
E3	44.10%	71,086	13.12%
E4	52.99%	76,530	13.50%
E5	51.27%	88,194	13.81%
F1	54.90%	83,199	13.62%
F2	48.87%	79,161	13.71%
F3	44.32%	77,158	14.49%
F4	52.00%	79,410	13.57%
F5	64.91%	86,766	13.62%
G1	63.64%	67,848	11.91%
G2	61.22%	85,654	15.09%
G3	53.33%	80,690	15.71%
G4	60.61%	98,011	12.36%
G5	47.37%	$103,005	13.18%

Total	50.29%	$69,665	12.74%

[1]	Average debt to income ratio, excluding mortgage debt, calculated by us based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to March 31, 2011, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

							Average	Average
				Average	Average	Average	Delinquencies	Months Since
	Average	Average Open	Average Total	Revolving	Revolving Line	Inquiries in the	in the Last	Last
Loan Grade	FICO	Credit Lines	Credit Lines	Credit Balance	Utilization	Last Six Months	Two Years	Delinquency
A1	780	9	25	$8,425	17.83%	0	0	32
A2	771	10	25	8,895	18.92%	1	0	35
A3	764	9	24	10,296	23.65%	1	0	35
A4	752	9	23	11,648	29.40%	1	0	39
A5	745	9	23	12,802	33.15%	1	0	39
B1	737	9	22	12,211	38.10%	1	0	35
B2	734	9	21	12,986	40.43%	1	0	37
B3	728	9	22	14,420	43.18%	1	0	36
B4	721	9	22	14,474	45.63%	1	0	36
B5	713	9	21	13,776	49.52%	1	0	36
C1	706	9	21	13,539	54.33%	1	0	34
C2	702	9	20	12,992	55.71%	1	0	37
C3	698	9	21	13,622	54.58%	1	0	36
C4	693	9	21	14,056	58.49%	1	0	34
C5	688	9	19	13,412	60.65%	1	0	32
D1	684	9	20	13,124	61.44%	1	0	33
D2	688	9	21	13,624	61.16%	1	0	34
D3	687	9	20	14,305	62.23%	1	0	32
D4	687	9	20	13,831	63.94%	1	0	37
D5	689	9	21	15,085	63.08%	1	0	35
E1	684	9	20	13,616	65.73%	1	0	34
E2	684	9	21	15,130	67.93%	1	0	36
E3	680	9	20	15,345	70.21%	1	0	30
E4	681	9	22	17,125	67.93%	1	0	34
E5	680	10	23	16,787	67.75%	1	0	32
F1	680	10	23	18,764	67.07%	1	0	38
F2	675	9	22	17,519	71.82%	1	0	33
F3	675	9	23	15,758	72.03%	1	0	32
F4	672	9	23	13,437	71.55%	1	0	32
F5	674	10	24	20,159	72.69%	1	0	32
G1	675	9	19	13,187	66.53%	1	0	31
G2	670	10	22	21,178	76.86%	1	0	33
G3	669	9	23	17,088	82.17%	1	1	26
G4	672	12	24	23,395	72.28%	1	0	29
G5	668	13	28	$26,500	78.12%	1	0	34

Total	717	9	22	$13,310	47.56%	1	0	35

The following table presents additional aggregated information for the period from May 24, 2007 to March 31, 2011, about delinquencies, default and borrower paid off loans, grouped by the loan grade assigned by us. The default and delinquency information presented in the table includes data only for member loans that had been through at least one billing cycle as of March 31, 2011. With respect to late member loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late member loan amounts as a percentage of member loans that have been through at least one billing cycle. Member loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of member loans that have been outstanding, on average, for approximately twelve months.

Because of our limited operating history, the data in the following table regarding loss experience may not be representative of the loss experience that will develop over time as additional member loans are originated through our platform and the member loans already originated through our platform have longer payment histories.

					Charged -	Charged -	Total	Number of
	16-30 Days	16-30 Days	31+ Days	31+ Days	Off &/or	Off &/or	Number of	Loans	Fully Paid	Fully Paid
Loan Grade	Late ($)	Late (%)	Late ($)	Late (%)	Default ($)	Default (%)	Loans	Fully Paid	($)	(%)
A1	$—	0.00%	$23,419	2.13%	$6,013	0.43%	219	28	$75,550	4.29%
A2	3,197	0.12%	14,326	0.54%	9,201	0.26%	524	93	396,950	9.54%
A3	5,460	0.11%	18,964	0.39%	38,456	0.53%	876	153	925,925	11.79%
A4	8,227	0.11%	10,789	0.15%	45,512	0.41%	1,159	209	1,504,550	12.29%
A5	5,249	0.05%	38,665	0.38%	166,892	1.08%	1,455	237	2,024,800	12.31%
B1	3,229	0.05%	50,907	0.86%	187,830	2.08%	806	154	1,250,950	13.20%
B2	17,866	0.26%	74,904	1.10%	261,048	2.35%	903	171	1,916,750	16.20%
B3	24,567	0.28%	132,329	1.50%	351,103	2.55%	1,086	166	2,188,625	14.16%
B4	51,850	0.52%	123,381	1.23%	284,978	1.95%	1,211	163	1,718,850	10.99%
B5	2,706	0.03%	126,987	1.20%	391,176	2.59%	1,270	177	1,640,350	10.01%
C1	16,168	0.23%	83,045	1.17%	301,265	2.79%	941	154	1,371,800	11.67%
C2	22,559	0.32%	52,971	0.75%	304,277	2.93%	921	125	1,203,175	10.60%
C3	20,538	0.33%	104,223	1.65%	261,974	2.77%	831	131	1,222,600	12.17%
C4	13,011	0.29%	81,553	1.82%	237,320	3.27%	642	107	964,375	12.35%
C5	—	0.00%	60,455	1.51%	320,491	5.07%	608	85	806,300	11.66%
D1	11,284	0.31%	94,616	2.58%	318,587	5.45%	486	79	875,050	14.16%
D2	18,326	0.36%	95,225	1.85%	213,148	2.88%	627	76	827,300	10.08%
D3	14,668	0.29%	103,152	2.03%	279,130	3.92%	562	60	665,925	8.50%
D4	4,751	0.12%	46,398	1.13%	266,957	4.71%	441	48	461,850	7.26%
D5	11,731	0.30%	168,654	4.30%	128,755	2.48%	379	43	423,800	7.04%
E1	19,423	0.58%	34,467	1.03%	131,631	2.92%	342	37	427,300	8.00%
E2	6,694	0.24%	61,053	2.21%	104,668	2.83%	269	28	338,375	7.70%
E3	—	0.00%	14,019	0.58%	124,478	3.97%	231	18	239,675	6.46%
E4	—	0.00%	56,981	2.59%	114,771	4.00%	181	23	313,775	9.22%
E5	—	0.00%	47,593	2.50%	80,398	3.32%	157	17	216,625	7.39%
F1	15,525	1.10%	60,753	4.32%	14,989	0.84%	107	15	172,175	7.18%
F2	—	0.00%	26,431	2.13%	57,284	3.60%	101	12	169,425	8.69%
F3	—	0.00%	—	0.00%	23,726	2.11%	71	3	67,000	4.91%
F4	—	0.00%	1,505	0.24%	53,152	6.64%	55	4	44,250	4.01%
F5	—	0.00%	14,100	2.76%	35,149	5.73%	36	2	29,800	2.89%
G1	—	0.00%	—	0.00%	20,071	3.26%	31	5	95,000	12.66%
G2	—	0.00%	—	0.00%	12,905	2.02%	37	—	—	0.00%
G3	—	0.00%	6,242	1.54%	21,371	4.96%	23	—	—	0.00%
G4	—	0.00%	—	0.00%	—	0.00%	29	—	—	0.00%
G5	$—	0.00%	$20,930	9.66%	$26,309	9.47%	14	2	$22,675	6.62%

Total	$297,029	0.21%	$1,849,038	1.33%	$5,195,015	2.56%	17,631	2,625	$24,601,550	10.95%

The following table presents aggregated information for the period from May 24, 2007 to March 31, 2011 on the results of our collection efforts for all corresponding member loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded the 20 loans that we repurchased due to identity fraud.

						Aggregate
				Gross Amount		Principle Balance
				Collected on	Number of Loans	of Loans Charged-	Gross Amount
	Number of Loans	Total Origination	Aggregate Amount	Accounts Sent to	Charged-Off Due	Off Due to	Recovered on Loans
Loan Grade	In Collection (1)	Amount (1)	Sent to Collectons (1)	Collections (2)	to Delinquency (3)	Delinquency (3)	Charged-Off (4)
A	109	$741,075	$125,043	$62,829	40	$182,986	$9,823
B	308	3,124,000	545,672	260,166	123	873,371	14,651
C	343	3,031,975	585,448	296,048	153	923,683	12,258
D	244	2,624,575	522,050	246,148	122	860,068	13,594
E	108	1,381,550	254,928	110,416	47	422,063	2,800
F	37	550,275	125,469	61,665	14	128,559	2,840
G	15	$234,825	$35,065	$17,812	5	$59,285	$0

Total	1,164	$11,688,275	$2,193,675	$1,055,084	504	$3,450,015	$55,966

1)	Represents accounts 31 to 120 days past due.

2)
Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status. Of this amount, investors received $1,044,533 (99%). The remainder was fees to us of $10,551 (1%). The amounts retained by us are reflected as loan servicing fees in our consolidated financial statements.

3)
Represents accounts that have been delinquent for 120 days at which time the account is charged-off. Any money recovered after 120 days is no longer included as amounts collected on accounts sent to collection. For this quarter, total 504 loans charged off due to delinquency, 4 of them were on a performing payment plan as of March 31, 2011.

4)	Represents the gross amounts we received on charged-off accounts after the accounts were charged-off—e.g., a dollar received on an account 121 days past due.
For purposes of the following information and tables, the data includes all loans issued since May 24, 2007.
As of March 31, 2011, we have facilitated 24,940 member loans with an average original principal amount of $9,979 and an aggregate original principal amount of $248,881,400, out of which 3,436 member loans with an aggregate original principal amount of which $31,050,575, or 12.48% had fully paid. Including loans which were fully paid, 23,007 loans representing $227,049,675 of original principal amount had been through at least one billing cycle as of March 31, 2011.
Of the $227,049,675 of original principal balance at March 31, 2011 that had been through at least one billing cycle, $7,854,119 of outstanding principal balance less interest and fees received, or 3.46%, was either in default or has charged off. The defaulted loans and charged off loans were comprised of 1,195 member loans, of which 876 loans representing $5,522,298 in outstanding principal balance less interest and fees received, were defaults and charge offs due to delinquency, while the remaining 319 loans were loans in which the borrower member filed for a Chapter 7 bankruptcy seeking liquidation. A member loan is considered defaulted when at least one payment is more than 120 days late.
Of remaining loans that had been through at least one billing cycle as of March 31, 2011, $142,174,242 of principal remained outstanding of which 97.22% was current, 0.23% was 16 to 30 days late, 1.54% was between 31 and 120 days late, and 1.01% were on a performing payment plan. During the three months ended March 31, 2011, of the 15,464 member loans which were not delinquent prior to the start of the quarter, 433 member loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 — 15 day grace period. Of those loans which became delinquent for more than 15 days during the quarter, we charged late fees totaling $3,429 on 145 loans and received late fees of $979 on 42 loans.

The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to March 31, 2011, grouped by the loan grade assigned by us:

	Number of	Average	Average Annual	Average Total
Loan Grade	Borrowers	Interest Rate	Percentage Rate	Funded Commitment
A1	312	5.97%	7.24%	$5,681
A2	713	6.51%	7.72%	5,919
A3	1,122	7.14%	8.43%	7,062
A4	1,536	7.68%	9.01%	8,032
A5	1,856	8.11%	9.39%	9,036
B1	1,070	10.06%	12.46%	9,181
B2	1,215	10.43%	12.83%	10,097
B3	1,506	10.75%	13.15%	10,684
B4	1,553	11.12%	13.46%	10,504
B5	1,668	11.47%	13.84%	10,337
C1	1,300	12.55%	15.19%	9,916
C2	1,272	12.95%	15.63%	9,929
C3	1,149	13.31%	15.95%	9,750
C4	932	13.50%	16.17%	9,618
C5	846	13.88%	16.56%	9,192
D1	715	14.22%	17.16%	10,171
D2	894	14.67%	17.43%	10,399
D3	825	14.99%	17.69%	10,932
D4	691	15.25%	17.87%	11,004
D5	617	15.65%	18.29%	11,592
E1	544	15.96%	18.57%	11,467
E2	473	16.16%	18.62%	11,581
E3	400	16.54%	19.00%	11,459
E4	331	16.80%	19.15%	12,809
E5	277	17.23%	19.69%	13,139
F1	216	17.56%	19.98%	14,290
F2	190	17.91%	20.37%	13,845
F3	137	18.21%	20.65%	13,989
F4	118	18.56%	21.03%	13,567
F5	93	18.90%	21.39%	15,872
G1	80	19.17%	21.55%	14,444
G2	78	19.69%	22.09%	15,283
G3	60	19.86%	22.23%	15,193
G4	76	19.70%	21.90%	16,203
G5	75	19.88%	22.13%	$12,449

Total	24,940	12.02%	14.28%	$9,979

The following table presents aggregated information for the period from May 24, 2007 to March 31, 2011, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

	Percentage of
	Borrowers Stating
	They Own Their	Average Annual	Average Debt to
Loan Grade	Own Homes	Gross Income	Income Ratio (1)
A1	67.63%	$64,168	9.68%
A2	64.38%	66,717	10.52%
A3	61.05%	70,738	10.65%
A4	56.05%	66,010	11.58%
A5	56.36%	70,505	11.97%
B1	51.59%	67,710	12.08%
B2	49.05%	72,299	12.28%
B3	51.06%	73,944	12.78%
B4	51.71%	70,871	13.25%
B5	50.24%	66,285	13.10%
C1	47.77%	72,592	13.01%
C2	45.28%	67,053	13.15%
C3	47.78%	66,866	13.27%
C4	46.89%	67,009	13.99%
C5	42.20%	67,750	13.51%
D1	41.54%	65,562	13.46%
D2	44.52%	70,542	13.73%
D3	47.76%	69,245	13.74%
D4	42.55%	68,908	13.41%
D5	47.00%	69,287	13.39%
E1	46.32%	68,468	13.61%
E2	46.93%	69,599	14.01%
E3	47.75%	68,568	13.80%
E4	52.27%	72,527	13.88%
E5	49.10%	82,332	14.20%
F1	53.24%	76,098	14.48%
F2	46.84%	79,189	14.56%
F3	46.72%	78,505	15.89%
F4	49.15%	73,214	15.02%
F5	58.06%	96,387	13.92%
G1	57.50%	64,242	15.79%
G2	61.54%	89,311	16.44%
G3	51.67%	81,037	16.55%
G4	55.26%	99,515	14.79%
G5	62.67%	$110,680	16.91%

Total	50.53%	$69,858	12.88%

(1)	Average debt to income ratio, excluding mortgage debt, calculated by us based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to March 31, 2011, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

							Average	Average
				Average	Average	Average	Delinquencies	Months Since
	Average	Average Open	Average Total	Revolving	Revolving Line	Inquiries in the	in the Last	Last
Loan Grade	FICO	Credit Lines	Credit Lines	Credit Balance	Utilization	Last Six Months	Two Years	Delinquency
A1	780	9	24	$8,872	17.88%	0	0	31
A2	771	10	25	9,680	18.96%	1	0	34
A3	764	9	24	10,758	23.57%	1	0	35
A4	752	9	23	12,419	29.36%	1	0	39
A5	744	9	23	13,900	33.26%	1	0	38
B1	737	9	22	13,243	38.11%	1	0	34
B2	733	9	21	14,500	40.16%	1	0	37
B3	727	9	22	15,800	42.98%	1	0	36
B4	721	9	22	15,787	45.56%	1	0	35
B5	713	9	21	14,996	49.23%	1	0	35
C1	706	9	21	15,421	53.56%	1	0	34
C2	702	9	21	14,276	54.47%	1	0	36
C3	698	9	21	15,648	53.90%	1	0	35
C4	693	9	21	15,304	57.03%	2	0	33
C5	688	9	20	13,867	58.95%	1	0	31
D1	685	9	20	16,724	60.28%	2	0	32
D2	688	9	21	15,830	59.45%	2	0	34
D3	686	9	21	16,248	60.93%	2	0	33
D4	684	9	20	14,717	61.82%	2	0	34
D5	686	9	21	16,618	61.91%	2	0	34
E1	682	9	21	13,783	63.48%	2	0	33
E2	680	10	21	16,416	66.05%	2	0	32
E3	677	9	21	16,817	67.55%	2	0	29
E4	677	9	22	17,750	66.29%	2	0	31
E5	676	10	22	17,183	65.78%	2	0	27
F1	677	10	23	19,416	65.34%	2	0	33
F2	673	9	22	19,620	69.89%	2	0	31
F3	673	10	24	18,765	68.86%	2	0	30
F4	671	10	23	17,089	69.91%	2	0	27
F5	670	11	25	23,409	71.99%	2	0	28
G1	672	10	22	14,816	66.91%	3	0	30
G2	668	11	24	24,254	71.69%	2	0	29
G3	667	11	24	16,923	71.28%	3	0	23
G4	663	12	27	31,089	68.28%	2	0	26
G5	661	14	31	$46,359	69.10%	4	0	25

Total	714	9	22	$14,880	48.14%	1	0	34

The following table presents additional aggregated information for the period from May 24, 2007 to March 31, 2011, about delinquencies, default and borrower paid off loans, grouped by the loan grade assigned by us. The default and delinquency information presented in the table includes data only for member loans that had been issued for more than 45 days as of March 31, 2011, and therefore have been through at least one billing cycle. With respect to late member loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late member loan amounts as a percentage of member loans issued for more than 45 days. Member loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of member loans that have been outstanding, on average, for approximately twelve months.

Because of our limited operating history, the data in the following table regarding loss experience may not be representative of the loss experience that will develop over time as additional member loans are originated through our platform and the member loans already originated through our platform have longer payment histories.

					Charged -	Charged -	Total	Number of
	16-30 Days	16-30 Days	31+ Days	31+ Days	Off &/or	Off &/or	Number of	Loans Fully	Fully Paid	Fully Paid
Loan Grade	Late ($)	Late (%)	Late ($)	Late (%)	Default ($)	Default (%)	Loans	Paid	($)	(%)
A1	$—	0.00%	$23,419	2.12%	$6,013	0.43%	220	30	$78,550	4.43%
A2	3,197	0.12%	14,326	0.54%	10,084	0.28%	529	100	419,400	9.94%
A3	5,460	0.11%	18,964	0.39%	38,456	0.53%	880	162	965,125	12.18%
A4	8,227	0.11%	10,789	0.15%	45,512	0.41%	1,167	220	1,549,700	12.56%
A5	5,249	0.05%	38,665	0.38%	176,996	1.12%	1,491	252	2,093,400	12.48%
B1	3,229	0.05%	61,591	1.01%	215,809	2.31%	844	168	1,336,800	13.61%
B2	17,946	0.26%	74,904	1.07%	284,002	2.46%	943	186	2,014,575	16.42%
B3	24,567	0.27%	132,329	1.44%	392,964	2.73%	1,140	185	2,302,650	14.31%
B4	51,850	0.50%	132,083	1.27%	362,798	2.37%	1,272	178	1,862,500	11.42%
B5	2,706	0.02%	136,747	1.24%	458,863	2.87%	1,335	210	1,898,450	11.01%
C1	16,552	0.22%	84,725	1.11%	351,779	2.95%	1,026	191	1,720,050	13.34%
C2	22,559	0.29%	59,663	0.77%	407,878	3.49%	1,023	166	1,572,575	12.45%
C3	22,531	0.32%	112,454	1.61%	392,645	3.71%	924	167	1,468,450	13.11%
C4	20,750	0.41%	98,093	1.93%	377,054	4.48%	740	141	1,263,700	14.10%
C5	3,306	0.07%	65,106	1.45%	442,796	6.16%	688	108	954,700	12.28%
D1	11,284	0.27%	102,184	2.41%	449,653	6.49%	578	109	1,093,200	15.03%
D2	27,059	0.47%	121,536	2.11%	329,410	3.88%	734	102	1,029,050	11.07%
D3	14,668	0.26%	138,508	2.43%	399,206	4.81%	668	98	964,700	10.70%
D4	4,751	0.10%	46,398	0.97%	434,789	6.29%	552	91	771,075	10.14%
D5	11,817	0.26%	184,202	4.06%	271,418	4.30%	476	84	696,550	9.74%
E1	30,477	0.80%	34,467	0.90%	211,097	3.90%	426	69	656,250	10.52%
E2	6,694	0.20%	80,908	2.46%	255,418	5.34%	357	72	692,350	12.64%
E3	—	0.00%	18,970	0.68%	173,353	4.33%	308	53	531,850	11.60%
E4	—	0.00%	71,076	2.74%	230,334	6.21%	244	57	594,925	14.03%
E5	—	0.00%	48,498	2.26%	114,860	3.67%	199	55	556,675	15.30%
F1	15,525	0.88%	122,904	6.99%	113,758	4.59%	143	42	416,375	13.49%
F2	—	0.00%	36,004	2.29%	166,489	7.33%	140	30	354,125	13.46%
F3	—	0.00%	36,055	2.94%	117,979	7.03%	105	18	223,925	11.68%
F4	—	0.00%	1,505	0.16%	153,597	11.82%	87	15	149,575	9.34%
F5	—	0.00%	14,100	1.92%	77,021	7.28%	62	12	136,600	9.25%
G1	—	0.00%	17,278	2.64%	64,301	6.29%	58	14	205,200	17.76%
G2	—	0.00%	9,020	1.21%	63,483	6.92%	58	8	29,050	2.44%
G3	—	0.00%	6,242	1.08%	49,514	6.36%	43	10	98,175	10.77%
G4	—	0.00%	—	0.00%	111,065	9.64%	56	16	220,050	17.87%
G5	$—	0.00%	$33,235	6.55%	$103,724	11.94%	55	17	$130,250	13.95%

Total	$330,402	0.22%	$2,186,947	1.45%	$7,854,119	3.46%	19,571	3,436	$31,050,575	12.48%

The following table presents aggregated information for the period from May 24, 2007 to March 31, 2011 on the results of our collection efforts for all corresponding member loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded the 20 loans that we repurchased due to identity fraud.

						Aggregate
				Gross Amount		Principle Balance
				Collected on	Number of Loans	of Loans Charged	Gross Amount
	Number of Loans	Total Origination	Aggregate Amount	Accounts Sent to	Charged -Off Due	Off Due to	Recovered on Loans
Loan Grade	In Collection (1)	Amount (1)	Sent to Collections (1)	Collections (2)	to Delinquency (3)	Delinquency (3)	Charged-Off (4)
A	114	$754,575	$126,815	$63,071	44	$186,769	$10,159
B	362	3,554,700	625,900	293,623	156	1,015,997	20,458
C	458	4,034,325	790,804	398,116	214	1,273,504	15,218
D	380	3,671,900	713,024	309,085	209	1,346,130	15,041
E	243	2,383,425	473,023	220,361	125	755,187	23,155
F	108	1,430,500	295,893	133,217	60	467,287	15,665
G	76	$930,350	$202,964	$107,137	40	$277,492	$410

Total	1,741	$16,759,775	$3,228,423	$1,524,610	848	$5,322,365	$100,106

1)	Represents accounts 31 to 120 days past due.

2)
Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status. Of this amount, investors received $1,509,363 (99%). The remainder was fees to us of $15,246 (1%). The amounts retained by us are reflected as loan servicing fees in our consolidated financial statements.

3)
Represents accounts that have been delinquent for 120 days at which time the account is charged-off. Any money recovered after 120 days is no longer included as amounts collected on accounts sent to collection. For this quarter, total 848 loans charged off due to delinquency, 7 of them were on a performing payment plan as of March 31, 2011.

4)	Represents the gross amounts we received on charged-off accounts after the accounts were charged-off—e.g., a dollar received on an account 121 days past due.
ABOUT LENDINGCLUB
LendingClub is the operator of the online financial community that provides a number of benefits to our borrower and investor members. We believe the key features of our experience are the following:
•	Better interest rates than those available from traditional banks and credit cards;
•	24-hour online availability to initiate a loan request;
•	Convenient, electronic payment processing; and
•	Amortizing, fixed rate loans, which represent a more responsible way for consumers to borrow than revolving credit facilities.
Business Strengths
We believe that the following business strengths differentiate us from competitors and are key to our success:
•
Focus on high quality borrowers. Our current initial credit criteria require borrower members to have: (i) a minimum FICO score of at least 660; (ii) a debt-to-income ratio below 25% for borrowers with credit scores between 660-719 and for borrowers with a credit score of 720 or higher a debt-to-income ratio below 30%, as calculated by us based on the debt reported by a consumer reporting agency, and the income reported by the borrower member, which is not verified unless we display an icon in the loan listing indicating otherwise; and (iii) a credit file without any current delinquencies, recent bankruptcy, tax liens or non-medical related collections opened within the last 12 months, and reflecting at least two accounts currently open, no more than 8 credit inquiries in the past six months for credit scores 740 and higher and no more than 3 credit inquiries in the past six months for credit scores below 740, utilization of credit limit not exceeding 100%, revolving credit of less than $150,000 and a minimum credit history of 36 months.

•	Efficient distribution channels. We acquire many of our members through online communities, social networks and marketers in a cost-efficient way.
•
Superior technology. We believe our Portfolio Tool technology helps investors easily diversify their Note purchases to correlate with corresponding member loans that the investors select as the most suitable for them, based on their needs.

Management team: LendingClub has a management team with experience in broad set of areas that are essential to the operation of our business.
Corporate History
We were incorporated in Delaware in October 2006 under the name SocBank Corporation. We changed our name to LendingClub Corporation in November 2006. In May 2007, we began operations as an application on Facebook.com. In August 2007, we expanded our operations with the launch of our public web site, www.lendingclub.com. We have been operating since December 2007 pursuant to agreements with WebBank, an FDIC-insured, Utah state-chartered industrial bank that serves as the lender for all loans listed on our platform.
Marketing
Our marketing efforts are designed to attract members to our website, to enroll them as members and to close transactions with them. We employ a combination of paid and unpaid sources to market our platform. We also invest in public relations to build our brand and visibility. We measure website visitor-to-member conversion and test graphics and layout alternatives to improve website conversion. We also seek to customize our website to our members’ needs whenever possible. We carefully analyze visitor website usage to understand and overcome barriers to conversion. For the year ended March 31, 2011 and 2010, we spent approximately $6.0 million and $3.6 million, respectively, on marketing.
From time to time, we may conduct special promotions to increase the participation of existing members on our platform or to attract new members. These promotions could include offering special incentives for registering as a lender or a borrower, posting a loan listing, or moving money onto our platform. These promotions may be offered to all customers for all products or could be restricted to particular products or types of customers.
Technology
Our system hardware is located in a hosting facility located in Las Vegas, Nevada, owned and operated by SwitchNet. The facility provides around-the-clock security personnel, video surveillance and biometric access screening and is serviced by onsite electrical generators, fire detection and suppression systems. The facility has multiple Tier 1 interconnects to the internet. We also maintain a real time backup system located in Santa Clara, California and operated by SAVVIS.
We own all of the hardware deployed in support of our platform. We continuously monitor the performance and availability of our platform. We have a scalable infrastructure that utilizes standard techniques such as load-balancing and redundancies.
We have developed our own cash management software to process electronic cash movements, record book entries and calculate cash balances in our members’ funding accounts. We process electronic deposits and payments by originating ACH transactions. Our software puts these transactions in the correct ACH transaction data formats and makes book entries between individual members’ accounts using a Write-Once-Read-Many (WORM) ledger system.

We have also executed a backup and successor servicing agreement with Portfolio Financial Servicing Company (“PFSC”). Pursuant to this agreement, PFSC will prepare and then stand ready to service the member loans. Pursuant to our agreement with PFSC, we have agreed to pay PFSC monthly start-up preparation fees and a one-time preparation fee, and then to pay PFSC a monthly standby fee. Upon PFSC becoming the servicer of the member loans, we will pay PFSC a one-time declaration fee, and PFSC will be entitled to retain up to 5% of the amounts it collects as servicer. Our agreement with PFSC ends in September 2011 and we expect to renew this agreement. If our agreement with PFSC were to be terminated, we would seek to replace PFSC with another backup servicer.
Scalability
Our platform is scalable. The platform is designed as a collection of many small symmetrical servers capable of replacing each other with no strict dependency between them. This design allows us to either scale up either by deploying one or a limited small number of our servers and configuring them to take advantage of the machine they run on, or deploying a large number of servers and configuring them to run on lightweight machines. Our online deployment employs a fast load balancer as a reverse proxy for all the machines containing the actual symmetrical servers, which allows us to intercept end-user requests and route them to the least busy server.
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
We utilize a state of the art network firewall technology for perimeter level threat protection. The philosophy of least privilege is used throughout the infrastructure. In short, each person has access to only what they must have access to do their job. The following are used as part of our security process: centralized logging with custom real-time alerts (servers and firewalls), host based intrusion detection, individual firewalls in addition to TCP wrappers, system/service level monitoring, active blocking of attacks, disabled root logins, and centralized configuration management. In addition, no two accounts use the same name on any two servers.
Fraud detection
We consider fraud detection to be of utmost importance to the successful operation of our business. We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud. We employ techniques such as knowledge based authentication (KBA), out-of-band authentication and notification, behavioral analytics and digital fingerprinting to prevent identity fraud. We use services from third-party vendors for user identification, credit checks and OFAC compliance. In addition, we use specialized third-party software to augment our identity fraud detection systems. In addition to our identity fraud detection system, we also have a dedicated team which conducts additional investigations of cases flagged for high fraud risk by verifying the income and employment data reported by borrower members. See “Item 1. Business — About the Platform — How the LendingClub Platform Operates — Verification of Borrower.” We also enable our investors to report suspicious activity to us, which we may then decide to evaluate further.

Engineering
We have made substantial investment in software and website development and we expect to continue or increase the level of this investment as part of our strategy to continually improve the our platform. In addition to developing new products and maintaining an active online deployment, the engineering department also performs technical competitive analysis as well as systematic product usability testing. As of March 31, 2011, we had an engineering team of 6 permanent employees and 14 contractors working on designing and implementing the ongoing releases of our platform. Our engineering expense totaled approximately $1.9 and $1.7 million for the year ended March 31, 2011 and 2010, respectively.
Competition
The market for lending is competitive and rapidly evolving. We believe the following are the principal competitive factors in the lending market:
•	pricing and fees;
•	website attractiveness;
•	member experience, including borrower full funding rates and investor returns;
•	branding; and
•	ease of use.
We face competition from other online lending platforms such as Prosper Marketplace, Inc. We also face competition from major banking institutions, credit unions, credit card issuers and other consumer finance companies.
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

Our competitors may develop products that are similar to our technology. We enter into agreements with our employees, consultants and partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary technology and information. Despite our efforts to protect our proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as our solution. Policing all unauthorized use of our intellectual property rights is nearly impossible. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.
“LendingClub” is a registered trademark in the United States.
We have developed our own software and do not use software licensed to us by third parties for processing electronic cash movements, recording book entries and calculating cash balances in lender members’ accounts.
Employees
As of March 31, 2011, we employed 55 full-time employees. Of these employees:
•	34 were in sales, marketing and customer service;
•	6 were in engineering; and
•	15 were in general and administration, which includes the employees who conduct our credit, collection and treasury activities.
None of our employees are represented by labor unions. We have not experienced any work stoppages and believe that our relations with our employees are good.
Facilities
As of March 31, 2011, our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, were located in Redwood City, California. The lease was for a total of 6,400 square feet. On November 18, 2011, we notified our landlord that we were providing the required 6 month’s notice to terminate the lease for our corporate headquarters.
In April 2011, we entered into a sublease agreement for approximately 18,200 square feet of space in San Francisco, CA for our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions. The sublease has a term of 6 years and began on May 1, 2011. We can terminate the sublease upon 9 months notice prior to the third anniversary of the sublease. The average annual rent for our new corporate headquarters is approximately $42,000 and we pledged $200,000 as a security deposit. We believe that this new facility will be adequate to meet our current needs, that we have the ability to request more space as needed, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.
Effective June 1, 2010, we entered into a 12 month lease for approximately 238 square feet in Fairfield, Connecticut for use by our Chief Operating Officer. This lease may be extended for an additional 12 month lease term if the landlord is notified no later than 60 days prior to the leases’ expiration. On July 14, 2010, we entered into a month-to-month lease agreement for the lease of 250 square feet for a New York City office. We terminated this lease and office in October 2010. On August 8, 2010, we entered into a twelve month lease agreement for the lease of approximately 400 square feet for a second New York office. Notice was given on this lease in May 12, 2011 and will be terminated as of August 12, 2011.
Facilities rental expense for the fiscal year ending March 31, 2011 and 2010 was $311,322 and $235,735, respectively.

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
Government Regulation
Overview
The consumer loan industry is highly regulated. LendingClub, and the member loans made through our platform, are subject to extensive and complex rules and regulations, licensing and examination by various federal, state and local government authorities. These authorities impose obligations and restrictions on our activities and the member loans made through our platform. In particular, these rules limit the fees that may be assessed on the member loans, require extensive disclosure to, and consents from, our participants, prohibit discrimination and impose multiple qualification and licensing obligations on platform activities. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registration, loss of approved status, voiding of the loan contracts, class action lawsuits, administrative enforcement actions and civil and criminal liability. While compliance with such requirements is at times complicated by our novel business model, we believe we are in substantial compliance with these rules and regulations. These rules and regulations are subject to continuous change, however, and a material change could have an adverse effect on our compliance efforts and ability to operate.
Licensing and Consumer Protection Laws
State Licensing Requirements
We hold licenses in a number of states and is otherwise authorized to conduct its activities on a uniform basis in all other states and the District of Columbia, with the exceptions of Idaho, Indiana, Iowa, Maine Mississippi, Nebraska, North Dakota and Tennessee. State licensing statutes impose a variety of requirements and restrictions, including:
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

The statutes also subject us to the supervisory and examination authority of state regulators in certain cases.
In June 2011, we entered into a consent order with the Commonwealth of Massachusetts where we agreed to stop making loans to Massachusetts residents that are $6,000 or less and have an annual percentage rate greater than 12%. We expect that the total cost of the consent order will be approximately $50,000 and we do not believe that the restriction will have a material effect on our business.
State Usury Limitations
Applicable federal law and judicial interpretations permit FDIC-insured depository institutions, such as WebBank, to “export” the interest rate permitted under the laws of the state where the bank is located, regardless of the usury limitations imposed by the state law of the borrower’s residence unless the state has chosen to opt out of the exportation regime. WebBank is located in Utah, and Utah law does not limit the amount of interest that may be charged on loans of the type offered through our platform. Although some states have opted out of the exportation regime, judicial interpretations support the view that such opt outs only apply to loans “made” in those states. A loan made through our platform by WebBank may be subject to state usury limits if the loan is deemed subject to the usury laws of a state that has opted-out of the exportation regime.
State Disclosure Requirements and Other Substantive Lending Regulations
We are subject to state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, credit reporting, debt collection and unfair or deceptive business practices. Our ongoing compliance program seeks to comply with these requirements.
Truth in Lending Act
The Truth in Lending Act (“TILA”), and Regulation Z, which implements it, require lenders to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions. These rules apply to WebBank as the creditor for member loans originated on our platform, but because the transactions are carried out on our hosted website, we facilitate compliance. For closed-end credit transactions of the type provided through our platform, these disclosures include providing the annual percentage rate, the finance charge, the amount financed, the number of payments and the amount of the monthly payment. The creditor must provide the disclosures before the loan is closed. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances. Our platform provides borrowers with a TILA disclosure at the time a borrower member posts a loan request on the platform. If the borrower member’s request is not fully funded and the borrower chooses to accept a lesser amount offered, we provide an updated TILA disclosure. We also seek to comply with TILA’s disclosure requirements related to credit advertising.
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

Fair Credit Reporting Act
The Federal Fair Credit Reporting Act (“FCRA”), administered by the Federal Trade Commission, promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report, and requires persons to report loan payment information to credit bureaus accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report. Effective August 1, 2009, we must also develop and implement an identity theft prevention program for combating identity theft. WebBank and ourselves have a permissible purpose for obtaining credit reports on potential borrowers and also obtain explicit consent from borrowers to obtain such reports. As the servicer for the member loans, we accurately report member loan payment and delinquency information to consumer reporting agencies. We provide a combined ECOA/FCRA adverse action notice to a rejected borrower on WebBank’s behalf at the time the borrower is rejected that includes the required disclosures. We have implemented an identity theft prevention program.
Fair Debt Collection Practices Act
The Federal Fair Debt Collection Practices Act (“FDCPA”) provides guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While the FDCPA applies to third-party debt collectors, debt collection laws of certain states impose similar requirements on creditors who collect their own debts. Our agreement with its investors prohibits investors from attempting to directly collect on the member loans. Actual collection efforts in violation of this agreement are unlikely given that investors do not learn the identity of borrower members. We use our internal collection team and a professional third-party debt collection agent to collect delinquent accounts. They are required to comply with the FDCPA and all other applicable laws in collecting delinquent accounts of our borrower members.
Privacy and Data Security Laws
The federal Gramm-Leach-Bliley Act (“GLBA”) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. A number of states have similarly enacted privacy and data security laws requiring safeguards to protect the privacy and security of consumers’ personally identifiable information and to require notification to affected customers in the event of a breach. We have a detailed privacy policy, which complies with GLBA and is accessible from every page of our website. We maintain participants’ personal information securely, and we do not sell, rent or share such information with third parties for marketing purposes. In addition, we takes a number of measures to safeguard the personal information of its members and protect against unauthorized access.
Servicemembers Civil Relief Act
The federal Servicemembers Civil Relief Act (“SCRA”) allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires we adjust the interest rate of borrowers who qualify for and request relief. If a borrower member with an outstanding member loan is called to active military duty and can show that such military service has materially affected the member’s ability to make payments on the loan, we will reduce the interest rate on the loan to 6% for the duration of the borrower member’s active duty. During this period, the investors who have purchased Notes dependent on such member loan will not receive the difference between 6% and the loan’s original interest rate. For a borrower member to obtain an interest rate reduction on a member loan due to military service, we require the borrower member to send us a written request and a copy of the borrower member’s mobilization orders. We do not take military service into account in assigning loan grades to borrower member loan requests.

Other Regulations
Electronic Fund Transfer Act and NACHA Rules
The federal Electronic Fund Transfer Act (“EFTA”), and Regulation E, which implements it, provides guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts. In addition transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”). Most transfers of funds in connection with the origination and repayment of the member loans are performed by ACH. We obtain necessary electronic authorization from members for such transfers in compliance with such rules. Transfers of funds through the platform are executed by Wells Fargo and conform to the EFTA, its regulations and NACHA guidelines.
Electronic Signatures in Global and National Commerce Act/Uniform Electronic Transactions Act
The federal Electronic Signatures in Global and National Commerce Act (“ESIGN”) and similar state laws, particularly the Uniform Electronic Transactions Act (“UETA”), authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions to obtain the consumer’s consent to receive information electronically. When a borrower or investor registers on the platform, we obtain his or her consent to transact business electronically and maintains electronic records in compliance with ESIGN and UETA requirements.
Bank Secrecy Act
In cooperation with WebBank, we implement the various anti-money laundering and screening requirements of applicable federal law. With respect to new borrower members, we apply the customer verification program rules and screens names against the list of Specially Designated Nationals maintained by OFAC pursuant to the USA PATRIOT Act amendments to the Bank Secrecy Act (“BSA”) and its implementing regulation. We also have an anti-money laundering policy and procedures in place to voluntarily comply with the anti-money laundering requirements of the USA PATRIOT Act and the BSA.
New Laws and Regulations
From time to time, various types of federal and state legislation are proposed and new regulations are introduced that could result in additional regulation of, and restrictions on, the business of consumer lending. We cannot predict whether any such legislation or regulations will be adopted or how this would affect our business or our important relationships with third parties. In addition, the interpretation of existing legislation may change or may prove different than anticipated when applied to our novel business model. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business. As a consequence of the extensive regulation of commercial lending in the United States, our business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business.
In addition, see “Risk Factors — Financial regulatory reform could result in restrictions, oversight and costs that have an adverse effect on our business” regarding the risks of government financial regulatory reform plans.
Foreign Laws and Regulations
We do not permit non-U.S. residents to register as members on the platform and does not operate outside the United States. It is, therefore, not subject to foreign laws or regulations.
ABOUT THE FUND AND TRUST
Business Description
In October 2010, we formed a subsidiary, LC Advisors, LLC, a California limited liability company (“LCA”), which is wholly-owned by LendingClub. LCA has registered with the SEC as an investment advisor and also acts as the general partner to two private investment funds for accredited investors with differing investment strategies. In connection with the funds, we formed a Delaware business trust to act as a bankruptcy remote for holding certain assets of the funds separate and apart from the assets of LendingClub. LendingClub and the trust have entered into a servicing agreement whereby LendingClub services the loans acquired by the trust in a manner identical to other loans and earns a servicing fee equal to 40 basis points. LCA commenced operations after January 1, 2011.

We started offering the funds in March 2011 through a private placement. As of March 31, 2011, the funds had approximately $800,000 in assets with $4.8 million in escrow, which was contributed to the Funds on April 1, 2011. LCA earns a management fee paid by the limited partners of the funds, which is based on the amount of assets of each fund. As of March 31, 2011, the aggregate amount of management fees earned by LCA was not material to the operations of the business as a whole.
Fund Growth
We believe that the principal driver of the funds ability to increase assets is the investment performance track record of the borrowers originated through the LendingClub platform. We have a historical ability to generate consistent, positive returns for our investors who purchase Notes from our platform. We also believe that our performance history is a key point of competitive differentiation for us.
Assets Under Management
LCA’s financial results will be primarily driven by the combination of assets under management and the investment performance of the funds. Competitive investment performance in rising markets and preservation of fund investor capital during periods of market volatility or decline are key determinates of the long term success of LCA’s business.

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
The Notes are highly risky and speculative because payments the Notes depend entirely on payments to LendingClub of unsecured consumer finance obligations of individual borrowers and contemporaneous payments on the Notes, which are special, limited obligations of LendingClub. Notes are suitable purchases only for investors of adequate financial means. If you cannot afford to lose all of the money you plan to invest in Notes, you should not purchase Notes. You should not assume that a Note is appropriate for you as an investment vehicle just because it corresponds to a loan listed on our platform or is included in a portfolio built based upon your investment criteria through our portfolio building tool, Portfolio Tool.
Payments on each Note depend entirely on the payments, if any, we receive on the corresponding member loan related to that Note. If a borrower member fails to make any payments on the corresponding member loan related to your Note, you will not receive any payments on your Note.
We will make payments pro rata on a series of Notes, net of our service charge, only if we receive the borrower member’s payments on the corresponding member loan and such payments clear and therefore become available for distribution to investors. We will not pay to investors any unsuccessful payment fees, check processing fees, collection fees we or our third-party collection agency charge or payments due to our account of portions of the corresponding member loan, if any, funded by LendingClub itself. If we do not receive payments on the corresponding member loan related to your Note, you will not be entitled to any payments under the terms of the Notes, and you will not receive any payments. The failure of a borrower member to repay a loan is not an event of default under the terms of the Notes.
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

Our lending is a new lending method and our platform has a limited operating history. Borrowers may not view or treat their obligations to us as having the same significance as loans from traditional lending sources, such as bank loans and borrower loans may have a higher risk of default than loans of borrowers with similar credit scores to other lenders.
The investment return on the Notes depends on borrowers fulfilling their payment obligations in a timely and complete manner under the corresponding member loan. Borrowers may not view our lending obligations originated on our platform as having the same significance as other credit obligations arising under more traditional circumstances, such as loans from banks or other commercial financial institutions. If a borrower neglects his or her payment obligations on a member loan upon which payment of the corresponding Note is dependent or chooses not to repay his or her borrower loan entirely, you may not be able to recover any portion of your investment in a Note.
The initial maturity date and final maturity date for five year term loans is the same date. As such, you will not receive any payments we may receive after the maturity date.
The initial maturity date of all five year term loans will not be extended to a later date, so the initial maturity date of a five year term member loan will equal its initial maturity date. Unlike the three year term loans, where the initial maturity date may be extended. If a five year term loan was extended beyond five years, a portion of the interest paid would likely not be deductible by LendingClub. As a result, if we receive any principal and interest payments from a borrower after the maturity date of a five year term loan, we may retain 100% of these payments and are not obligated to distribute those payments to you.
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
We obtain borrower member credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and assign one of 35 loan grades to loan requests, from A1 through G5, based on the reported credit score, other information reported by the consumer reporting agencies and the requested loan amount. A credit score or loan grade assigned to a borrower member may not reflect that borrower member’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the borrower member’s credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower member may have:
•	become delinquent in the payment of an outstanding obligation;
•	defaulted on a pre-existing debt obligation;
•	taken on additional debt; or
•	sustained other adverse financial events.
Moreover, investors do not, and will not, have access to consolidated financial statements of borrower members, or to other detailed financial information about borrower members.

Information supplied by borrower members may be inaccurate or intentionally false and should generally not be relied upon.
Borrower members supply a variety of information that is included in the borrower member loan listings on our website and in the posting reports and sales reports we file with the SEC. We do not verify this information, and it may be inaccurate or incomplete. For example, we do not verify a borrower member’s stated social affiliations (such as educational affiliations), home ownership status, job title, employer or tenure, and the information borrower members supply may be inaccurate or intentionally false. Borrower members may misrepresent their intentions for the use of loan proceeds which also may result in us not obtaining certain fees from borrower members. Unless we have specifically indicated otherwise in a loan listing, we do not verify a borrower member’s stated income. For example, we do not verify borrower member paystubs, IRS Forms W-2, federal or state income tax returns, bank and savings account balances, retirement account balances, letters from employers, home ownership or rental records, car ownership records or any records related to past bankruptcy and legal proceedings. In the limited cases in which we have selected borrower members for income or employment verification, for the year ended March 31, 2011, approximately 64.6% of requested borrower members provided us with satisfactory responses to verify their income or employment; approximately 13.2% of requested borrower members withdrew their applications for loans, and approximately 22.2% of requested borrower members either failed to respond to our request in full or provided information that failed to verify their stated information, and we therefore removed those borrower members’ loan postings. The identity of borrower members is not revealed to investors, and investors also have no ability to obtain or verify borrower member information either before or after they purchase a Note. Potential investors may only communicate with borrower members through LendingClub website postings, and then only on an anonymous basis. While we may monitor website posting for appropriate content, we do not verify any information in the postings nor do we respond to requests from investor or borrower members in any posting and any response to the contrary should not be seen as accurate.
If you rely on false, misleading or unverified information supplied by borrower members in deciding to purchase Notes, you may lose part or all of the purchase price you pay for a Note. Loan posting and borrower member information available on our website will be statements made in connection with the purchase and sale of securities, and therefore subject to Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Loan posting and borrower member information filed in prospectus supplements will be subject to the liability provisions of the Securities Act. In this document, we advise potential investors as to the limitations on the reliability of this information, and an investor’s recourse in the event this information is false will be extremely limited. Consequently, investors should rely on loan grade, which we determine based on third-party credit report information, and the size of the loan request, and should not rely on unverified information provided by borrower members.
While we take precautions to prevent borrower member identity fraud, it is possible that identity fraud may still occur and adversely affect your ability to receive the principal and interest payments that you expect to receive on those Notes.
We use identity checks with a third-party provider to verify each borrower member’s identity and credit history. Notwithstanding our efforts, there is a risk that identity fraud may occur and remain undetected by us. While we will repurchase Notes in limited identity fraud circumstances involving the corresponding member loan, we are not otherwise obligated to repurchase a Note from you for any other reason. As of March 31, 2011, we had repurchased Notes relating to twenty two corresponding member loans in which identity fraud occurred. If we repurchase a Note based on identity fraud involving the corresponding member loan, you will only receive an amount equal to the outstanding principal balance of the Note.
Lending Club has the exclusive right to investigate claims of identity theft and determine, in its sole discretion, whether verifiable identity theft has occurred. As Lending Club is the sole entity with the ability to investigate and determine verifiable identity theft, which triggers its repurchase obligation, a conflict of interest exists as the denial of a claim under Lending Club’s identity theft guarantee would save us from its repurchase obligation. There are, however, three factors that mitigate the risk of this conflict. Without the protection offered by this guarantee, fewer potential lenders will have the confidence to participate on the site, limiting our growth and long term profitability. In addition, our relationship with WebBank includes a requirement — and accompanying audit function — to insure that claims of identity theft are thoroughly investigated and accurately reported. Finally, California statutes include severe penalties owed to the victim of identity theft if it is shown that a claim of identity theft was not adequately investigated or frivolously dismissed in the event we breach any of our other representations and warranties in the lender registration agreement pertaining to the Notes.

Our performance data about borrower member performance on LendingClub member loans is just over three years old. Default rates on the member loans may increase.
Due to our limited operational and origination history, we do not have significant historical performance data regarding borrower member performance on the member loans, and we do not yet know what the long-term loan loss experience will be. As of March 31, 2011, for only those loans that meet our current credit policy, our default and charged off rate on our platform was 2.88%. As of March 31, 2011, for all loans, our default and charged off rate on our platform was 3.46%. These default rates may increase in the future. In addition, as we do not have significant experience in making five-year unsecured consumer loans, the default rates on these loan types is uncertain and may exceed our current expectations. As actual loan loss experience increases on our platform, we may change how interest rates set, and investors who have purchased Notes prior to any such changes will not benefit from these changes.
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
If the borrower member fails to make a required payment on a member loan within 30 days of the due date, we will pursue reasonable collection efforts in respect of the member loan. Referral of a delinquent member loan to a collection agency on the 31st day of its delinquency will be considered reasonable collection efforts. If we refer a loan to a collection agency, we will have no other obligation to attempt to collect on delinquent loans. We may also handle collection efforts in respect of a delinquent member loan directly. If payment amounts on a delinquent member loan are received from a borrower member more than 30 days after their due date, then we, or, if we have referred the delinquent loan to an outside collection agency, that collection agency, will retain a percentage of any funds recovered from such borrower member as a service fee before any principal or interest becomes payable to you from recovered amounts in respect of Notes related to the corresponding member loan. Collection fees range from 30% to 35% of recovered amounts.
LendingClub or the collection agency may not be able to recover some or all of the unpaid balance of a non-performing member loan. You must rely on the collection efforts from us and the designated collection agency, and you are not permitted to attempt to collect payments on the member loans in any manner.
If you decide to invest through the platform and concentrate your investment in a single Note, your entire return will depend on the performance of a single member loan.
Member loans originated through our platform have a wide range of credit grades, and we expect that some borrower members will default on their member loans. If you decide to invest through the platform and concentrate your investment in a single Note, your entire return will depend on the performance of a single member loan. For example, if you plan to purchase $100 of Notes, and choose to invest the entire $100 in a single Note instead of in four $25 Notes corresponding to the member loans of four different borrowers, your entire $100 investment will depend on the performance of a single member loan. Failing to diversify your investment increases the risk of losing your entire investment due to a single borrower member’s default, or a small number of borrower member defaults. Diversification, however, will not eliminate the risk that you may lose some, or all, of the expected principal and interest payments on the Notes.

In the unlikely event that we receive payments on the corresponding member loans relating to the Notes after the final maturity date, you will not receive payments on the Notes after final maturity.
Each Note will mature on its initial maturity date of either three or five years from its issuance date, unless any principal or interest payments in respect of the corresponding borrower loan remain due and payable to LendingClub upon the initial maturity date, in which case the maturity of the Note will be automatically extended to the final maturity date. If there are any amounts under the corresponding member loan still due and owing to LendingClub after the final maturity, LendingClub will have no further obligation to make payments on the Notes of the series, even if LendingClub receives payments on the corresponding member loan after the final maturity.
Given the fact that we are not obligated to deliver any funds received by us after the final maturity date of a Note and are responsible for collection efforts, a conflict of interest could exist as any delay in receiving borrower funds would result in additional money coming to LendingClub. There is, however, a significant mitigating factor to this potential conflict. Without diligent collection efforts and success, fewer potential lenders will have the confidence to participate on the site, limiting our growth and long term profitability.
The member loans on which the Notes are dependent do not restrict borrower members from incurring additional unsecured or secured debt, nor do they impose any financial restrictions on borrower members during the term of the member loan, which may impair your ability to receive the full principal and interest payments that you expect to receive on a Note.
All member loans are credit obligations of individual borrower members. If a borrower member incurs additional debt after obtaining a member loan through our platform, the additional debt may impair the ability of that borrower member to make payments on the borrower’s member loan and your ability to receive the principal and interest payments that you expect to receive on Notes dependent on those loans. In addition, the additional debt may adversely affect the borrower member’s creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of the borrower member. To the extent that the borrower member has or incurs other indebtedness and cannot pay all of its indebtedness, the borrower member may choose to make payments to other creditors, rather than LendingClub.
As to these member loans, to the extent borrower members incur other indebtedness that is secured, such as mortgage, home equity or auto loans, the ability of the secured creditors to exercise remedies against the assets of the borrower member may impair the borrower member’s ability to repay the borrower loan on which your Note is dependent for payment. Since the member loans are unsecured, borrower members may choose to repay obligations under other indebtedness before repaying member loans originated through our platform because the borrower members have no collateral at risk. An investor will not be made aware of any additional debt incurred by a borrower member, or whether such debt is secured.
Member loans do not contain any cross-default or similar provisions. If borrower members default on their debt obligations other than the member loans, the ability to collect on member loans on which the Notes are dependent may be substantially impaired.
The member loans do not contain cross-default provisions. A cross-default provision makes a default under certain debt of a borrower member an automatic default on other debt of that borrower member. Because the member loans do not contain cross-default provisions, a borrower member’s loan will not be placed automatically in default upon that borrower member’s default on any of the borrower member’s other debt obligations, unless there are independent grounds for a default on the member loan. In addition, the member loans will not be referred to a third-party collection agency for collection because of a borrower member’s default on debt obligations other than the member loans. If a borrower member defaults on debt obligations owed to a third party and continues to satisfy payment obligations under the member loans, the third party may seize the borrower’s assets, subject to our security interest, or pursue other legal action against the borrower member before the borrower member defaults on the member loans. Payments on Notes may be substantially reduced if the borrower member subsequently defaults on the member loans and you may be unable to recoup any or all of your expected principal and interest payments on those Notes.

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
Federal law provides borrower members on active military service with rights that may delay or impair our ability to collect on a borrower member loan corresponding to your Note. The Service members Civil Relief Act requires that the interest rate on preexisting debts, such as member loans, be set at no more than 6% while the qualified service member or reservist is on active duty. A holder of a Note that is dependent on such a member loan will not receive the difference between 6% and the original stated interest rate for the member loan during any such period. This law also permits courts to stay proceedings and execution of judgments against service members and reservists on active duty, which may delay recovery on any member loans in default, and, accordingly, payments on Notes that are dependent on these member loans. If there are any amounts under such a member loan still due and owing to us after the final maturity of the Notes that correspond to the member loan, we will have no further obligation to make payments on the Notes, even if we later receive payments after the final maturity of the Notes. We do not take military service into account in assigning loan grades to borrower member loan requests. In addition, as part of the borrower member registration process, we do not request LendingClub borrower members to confirm if they are a qualified service member or reservists within the meaning of the SCRA.
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
There are no statutory provisions, regulations, published rulings, or judicial decisions that directly address the characterization of the Notes or instruments similar to the Notes for U.S. federal income tax purposes. However, although the matter is not free from doubt, we intend to treat the Notes as our indebtedness for U.S. federal income tax purposes. As a result of such treatment, the Notes will have original issue discount, or OID, for U.S. federal income tax purposes because payments on the Notes are dependent on payments on the corresponding member loan. Further, a holder of a Note will be required to include the OID in income as ordinary interest income for U.S. federal income tax purposes as it accrues (which may be in advance of interest being paid on the Note), regardless of such holder’s regular method of accounting. This characterization is not binding on the IRS, and the IRS may take contrary positions. Any differing treatment of the Notes could significantly affect the amount, timing and character of income, gain or loss in respect of an investment in the Notes. Accordingly, all prospective purchasers of the Notes are advised to consult their own tax advisors regarding the U.S. federal, state, local and non-U.S. tax consequences of the purchase and ownership of the Notes (including any possible differing treatments of the Notes). For a discussion of the U.S. federal income tax consequences of an investment in the Notes.

RISKS RELATED TO LENDINGCLUB AND THE LENDINGCLUB PLATFORM
We have a limited operating history. As an online company in the early stages of development, we face increased risks, uncertainties, expenses and difficulties.
To be successful, the number of borrower members and LendingClub investors and the volume of member loans originated through our platform will need to increase, which will require us to increase our facilities, personnel and infrastructure to accommodate the greater servicing obligations and demands on our platform. Our platform is dependent upon our website to maintain current listings and transactions in the member loans and Notes. We must constantly add new hardware and update our software and website, expand our customer support services and retain an appropriate number of employees to maintain the operations of our platform, as well as to satisfy our servicing obligations on the member loans and make payments on the Notes. If we are unable to increase the capacity of our platform and maintain the necessary infrastructure, you may experience delays in receipt of payments on the Notes and periodic downtime of our systems.
If we are unable to increase transaction volumes, our business and results of operations will be affected adversely.
To succeed, we must increase transaction volumes on our platform by attracting a large number of borrower members and investors in a cost-effective manner, many of whom have not previously participated in an online financial community. We have experienced a high number of inquiries from potential borrower members who do not meet our criteria for submitting a member loan request. We have also experienced borrower member loan requests for amounts that exceed the aggregate amount of investor purchase commitments. From time to time, we have relied on our credit facilities with third parties to borrow funds which we used to fund member loans on the platform ourselves to partially address the shortfall between borrower member loan requests and investor purchase commitments. We have fully drawn down these existing facilities.
All member loans are obligations of borrower members to LendingClub, and we issue Notes to investors who fund a corresponding member loan, or portion of the member loan, originated through our platform. When we fund member loans ourselves on the platform, we continue to directly hold the member loan, or portion of the member loan, we have funded and do not issue Notes corresponding to such member loans for our own account. We expect these shortfalls to continue for the foreseeable future, and our ability to obtain funds to help address this shortfall may be subject to broader developments in the credit markets, which have experienced unprecedented volatility and disruption. If we are not able to attract qualified borrower members and sufficient investor purchase commitments, we will not be able to increase our transaction volumes. Additionally, we rely on a variety of methods to drive traffic to our website. If we are unable to use any of our current or future marketing initiatives or the cost of these initiatives were to significantly increase, we may not be able to attract new members in a cost-effective manner and, as a result, our revenue and results of operations would be affected adversely, which may impair our ability to maintain our platform.
We may need to raise substantial additional capital to fund our operations, and if we fail to obtain additional funding, we may be unable to continue operations.
At this early stage in our development, we have funded substantially all of our operations with proceeds from venture capital financings, private placements and bank financings. To continue the development of our platform, we will require substantial additional funds. For the year ended March 31, 2011, our cash outflow to fund operations was approximately $9.7 million.
To date, we have raised $54,035,115 through equity financings. Our last equity financing was on April 14, 2010 and we raised $24,387,945, net of issuance costs, from the sale of 15,621,609 shares of our Series C convertible Preferred Stock.

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
The consumer lending market is competitive and rapidly changing. We expect competition to persist and intensify in the future, which could harm our ability to increase volume on our platform.
Our principal competitors include major banking institutions, credit unions, credit card issuers and other consumer finance companies, as well as other online lending platforms. Competition could result in reduced volumes, reduced fees or the failure of our online lending platform to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, in the future we may experience new competition from more established internet companies, such as eBay Inc., Google Inc. and Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If any of these companies or any major financial institution decided to enter the online lending business, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed.
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
We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our online financial community and attracting new members. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and the member experience on our platform. Historically, our efforts to build our brand have involved significant expense, and it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased revenues and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose our existing members to our competitors or be unable to attract new members, which would cause our revenue to decrease and may impair our ability to maintain our platform.
We have incurred net losses in the past and expect to incur net losses in the future. If we become insolvent or bankrupt, you may lose your investment.
We have incurred net losses in the past and we expect to incur net losses in the future. As of March 31, 2011, our accumulated deficit was $41.5 million and our total stockholders’ deficit was $37.3 million. Our net loss for the year ended March 31, 2011, was $11.3 million. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. In future periods, we may not have any revenue growth, or our revenue could decline. Our failure to become profitable could impair the operations of our platform by limiting our access to working capital to operate the platform. If we were to become insolvent or bankrupt, an event of default would occur under the terms of the Notes, and you may lose your investment.

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
We have made arrangements for only limited backup servicing. If our platform were to fail or we became insolvent, we would attempt to transfer our member loan servicing obligations to our third party back-up servicer. There can be no assurance that this back-up servicer will be able to adequately perform the servicing of the outstanding member loans. If this back-up servicer assumes the servicing of the member loans, the back-up servicer will impose additional servicing fees, reducing the amounts available for payments on the Notes. Additionally, transferring these servicing obligations to our back-up servicer may result in delays in the processing and recovery of information with respect to amounts owed on the member loans or, if our platform becomes inoperable, may prevent us from servicing the member loans and making principal and interest payments on the Notes. If our back-up servicer is not able to service the member loans effectively, investors’ ability to receive principal and interest payments on their Notes may be substantially impaired.

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
If we were to become subject to a bankruptcy or similar proceeding, the recovery, if any, of a holder of a Note may be substantially delayed in time and may be substantially less in amount than the principal and interest due and to become due on the Note.
A bankruptcy or similar proceeding of LendingClub may cause delays in borrower member payments. Borrower members may delay payments to us on account of member loans because of the uncertainties occasioned by a bankruptcy or similar proceeding of LendingClub, even if the borrower members have no legal right to do so, and such delay would reduce, at least for a time, the funds that might otherwise be available to pay the Notes corresponding to those member loans.
A bankruptcy or similar proceeding of LendingClub may cause delays in payments on Notes. The commencement of the bankruptcy or similar proceeding may, as a matter of law, prevent us from making regular payments on the Notes, even if the funds to make such payments are available. Because a bankruptcy or similar proceeding may take months or years to complete, the suspension of payment may effectively reduce the value of any recovery that a holder of a Note may receive (and no such recovery can be assured) by the time any recovery is available.
Interest accruing upon and following a bankruptcy or similar proceeding of LendingClub may not be paid. In bankruptcy or similar proceeding of LendingClub, interest accruing on the Notes during the preceding may not be part of the allowed claim of a holder of a Note. If the holder of a Note receives a recovery on the Note (and no such recovery can be assured), any such recovery may be based on, and limited to, the claim of the holder of the Note for principal and for interest accrued up to the date of the bankruptcy or similar proceeding, but not thereafter. Because a bankruptcy or similar proceeding may take months or years to complete, a claim based on principal and on interest only up to the start of the bankruptcy or similar proceeding may be substantially less than a claim based on principal and on interest through the end of the bankruptcy or similar proceeding.
In a bankruptcy or similar proceeding of LendingClub, there may be uncertainty regarding whether a holder of a Note has any priority right to payment from the corresponding member loan. The Notes are unsecured and holders of the Notes do not have a security interest in the corresponding member loans or the proceeds of those corresponding member loans. Accordingly, the holder of a Note may be required to share the proceeds of the corresponding member loan with any other creditor of LendingClub that has rights in those proceeds. If such sharing of proceeds is deemed appropriate, those proceeds that are either held by us in the clearing account at the time of the bankruptcy or similar proceeding of LendingClub, or not yet received by us from borrower members at the time of the commencement of the bankruptcy or similar proceeding, may be at greater risk than those proceeds that are already held by us in the “in trust for,” or ITF, account at the time of the bankruptcy or similar proceeding. To the extent that proceeds of the corresponding member loan would be shared with other creditors of LendingClub, any secured or priority rights of such other creditors may cause the proceeds to be distributed to such other creditors before, or ratably with, any distribution made to you on your Note.
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
We rely on a third-party bank to disburse member loan amounts. Additionally, because we are not a bank, we cannot belong to and directly access the ACH payment network, and we must rely on an FDIC-insured depository institution to process our transactions, including loan payments and remittances to holders of the Notes. We currently use Wells Fargo Bank, N.A. for these purposes. Under the ACH rules, if we experience a high rate of reversed transactions (known as “chargebacks”), we may be subject to sanctions and potentially disqualified from using the system to process payments. We also rely on computer hardware purchased and software licensed from third parties to operate our platform. This purchased or licensed hardware and software may not continue to be available on commercially reasonable terms, or at all If we cannot continue to obtain such services from this institution or elsewhere, or if we cannot transition to another processor quickly, our ability to process payments will suffer and your ability to receive principal and interest payments on the Notes will be delayed or impaired.

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
The highly automated nature of the LendingClub platform may make it an attractive target and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. If a “hacker” were able to infiltrate our platform, you would be subject to an increased risk of fraud or borrower identity theft, and may experience losses on, or delays in the recoupment of amounts owed on, a fraudulently induced purchase of a Note. Additionally, if a hacker were able to access our secure files, he or she might be able to gain access to your personal information. While we have taken steps to prevent such activity from affecting our platform, if we are unable to prevent such activity, the value in the Notes and our ability to fulfill our servicing obligations and to maintain our platform would be adversely affected.
Any significant disruption in service on our website or in our computer systems could reduce the attractiveness of our platform and result in a loss of members.
If a catastrophic event resulted in a platform outage and physical data loss, our ability to perform our servicing obligations would be materially and adversely affected. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new members and retain existing members. Our system hardware is hosted in a hosting facility located in Las Vegas, Nevada, owned and operated by Switchnet. We also maintain a real time backup system located in Santa Clara, CA owned and operated by SAVVIS Switchnet does not guarantee that our members’ access to our website will be uninterrupted, error-free or secure. Our operations depend on Switchnet’s ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. If our arrangement with Switchnet is terminated, or there is a lapse of service or damage to Switchnet facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. Any interruptions or delays in our service, whether as a result of Switchnet other third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with our members and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage at a Switchnet facility. These factors could prevent us from processing or posting payments on the member loans or the Notes, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause members to abandon our platform, any of which could adversely affect our business, financial condition and results of operations.

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
In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve our members could diminish, resulting in a material adverse effect on our business.
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
Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. In particular, our Founder and Chief Executive Officer is critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Mr. Laplanche or other executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.
It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.
Our ability to maintain our platform and arrange member loans depends, in part, upon our proprietary technology, including our proprietary portfolio tool builder system, Portfolio Tool. We may be unable to protect our proprietary technology effectively, however, which would allow competitors to duplicate our products and adversely affect our ability to compete with them. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. In addition, our platform may infringe upon claims of third-party patents, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Furthermore, our technology may become obsolete, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our platform to compete with other person-to-person lending platforms as they develop. If we cannot protect our proprietary technology from intellectual property challenges, or if the platform becomes obsolete, our ability to maintain the platform, arrange member loans or perform our servicing obligations on the member loans could be adversely affected.
Purchasers of Notes will have no control over LendingClub and will not be able to influence LendingClub corporate matters.
The Notes offered through our platform grant no equity interest in LendingClub to the purchaser nor grant the purchaser the ability to vote on or influence our corporate decisions. As a result, our stockholders will continue to exercise 100% voting control over all our corporate matters, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.
Neither the Notes nor the indenture restrict our ability to incur additional indebtedness. Any additional debt we incur may increase our risk of bankruptcy, which could impair your ability to receive the principal and interest payments you expect to receive on your Notes.
If we incur additional debt after the Notes are issued, it may adversely affect our creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of LendingClub. As discussed above, the financial distress, insolvency or bankruptcy of LendingClub could impair your ability to receive the principal and interest payments you expect to receive on your Notes.
Events beyond our control may damage our ability to maintain adequate records, maintain our platform or perform our servicing obligations. If such events result in a system failure, your ability to receive principal and interest payments on the Notes would be substantially harmed.
If a catastrophic event resulted in our platform outage and physical data loss, our ability to perform our servicing obligations would be materially and adversely affected. Such events include, but are not limited to, fires, earthquakes, terrorist attacks, natural disasters, computer viruses and telecommunications failures. We store back-up records in offsite facilities located in Las Vegas, Nevada and Santa Clara, California. If our electronic data storage and back-up storage system are affected by such events, we cannot guarantee that you would be able to recoup your investment in the Notes.

RISKS RELATING TO COMPLIANCE AND REGULATION
Our platform is a novel approach to borrowing that may fail to comply with borrower protection laws such as state usury laws, other interest rate limitations or federal and state consumer protection laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Debt Collection Practices Act and their state counterparts. Borrower members may make counterclaims regarding the enforceability of their obligations after collection actions have commenced, or otherwise seek damages under these laws. Compliance with such regimes is also costly and burdensome.
Our platform operates a novel program that must comply with regulatory regimes applicable to all consumer credit transactions. The novelty of our platform means compliance with various aspect of such laws is untested. Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of the member loans. Our platform is also subject to other federal and state laws, such as:
•	Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrower members regarding the terms of their member loans;
•
Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit;

•	Federal Fair Credit Reporting Act, which regulates the use and reporting of information related to each borrower member’s credit history; and
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
Failure to comply with the laws and regulatory requirements applicable to our business may, among other things, limit our, or a collection agency’s, ability to collect all or part of the principal amount of or interest on the member loans on which the Notes are dependent for payment. In addition, our non-compliance could subject us to damages, revocation of required licenses or other authorities, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm our business and ability to maintain our platform and may result in borrower members rescinding their member loans.
Where applicable, we seek to comply with state small loan, loan broker, servicing and similar statutes. Currently, we do not provide services to borrowers in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska, North Dakota and Tennessee. In all other U.S. jurisdictions with licensing or other requirements we believe may be applicable to make loans, we have obtained any necessary licenses or comply with the relevant requirements. Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate the origination of member loans through our platform, perform our servicing obligations or make our platform available to borrower members in particular states, which may impair your ability to receive the payments of principal and interest on the Notes that you expect to receive.

We rely on our agreement with WebBank to lend to qualified borrower members on a uniform basis throughout the United States. If our relationship with WebBank were to end, we may need to rely on individual state lending licenses to arrange member loans.
Borrower member loan requests take the form of an application to WebBank, which currently makes all loans to our borrower members who request loans through our platform, and allows our platform to be available to borrowers on a uniform basis throughout the United States. If our relationship with WebBank were to end or if WebBank were to cease operations, we may need to rely on individual state lending licenses to originate member loans. Because we do not currently possess state lending licenses in every U.S. state, we may be required to discontinue lending or limit the rates of interest charged on member loans in some states. We may face increased costs and compliance burdens if our agreement with WebBank is terminated.
Several lawsuits have sought to recharacterize certain loan marketers and other originators as lenders. If litigation on similar theories were successful against us, borrower loans originated through our platform could be subject to state consumer protection laws in a greater number of states.
Several lawsuits have brought under scrutiny the association between high-interest “payday loan” marketers and out-of-state banks. These lawsuits assert that payday loan marketers use out-of-state lenders in order to evade the consumer protection laws imposed by the states where they do business. Such litigation has sought to recharacterize the loan marketer as the lender for purposes of state consumer protection law restrictions. Similar civil actions have been brought in the context of gift cards. We believe that our activities are distinguishable from the activities involved in these cases.
Additional state consumer protection laws would be applicable to the member loans originated on our platform if we were recharacterized as a lender, and the borrower loans could be voidable or unenforceable. In addition, we could be subject to claims by borrower members, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us. To date, no actions have been taken or threatened against us on the theory that we have engaged in unauthorized lending; however, such actions could have a material adverse effect on our business.
As internet commerce develops, federal and state governments may draft and propose new laws to regulate internet commerce, which may negatively affect our business.
As internet commerce continues to evolve, increasing regulation by federal and state governments becomes more likely. Our business could be negatively affected by the application of existing laws and regulations or the enactment of new laws applicable to lending. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our members in the form of increased fees. In addition, federal and state governmental or regulatory agencies may decide to impose taxes on services provided over the Internet. These taxes could discourage the use of the Internet as a means of consumer lending, which would adversely affect the viability of our platform.
Our legal compliance burdens and costs have significantly increased as a result of operating as a public company. Our management is required to devote substantial time to compliance matters.
As a public reporting company, we face costly compliance burdens, requiring significant legal, accounting and other expenses. Our management and other personnel devote a substantial amount of time to SEC reporting compliance requirements. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for our fiscal year ending March 31, 2011, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404A of the Sarbanes-Oxley Act. Although through such testing we discovered no material weaknesses or significant deficiencies in internal control at March 31, 2011, subsequent testing by us or our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404, we may incur substantial accounting expense, expend significant management time on compliance-related issues, and hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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
Loans sold to members through our platform from our launch in May 2007 until April 7, 2008 may be viewed as involving an offering of securities that was not registered or qualified under federal or state securities laws. If the sale of these loans were viewed as an unregistered offering of securities, our members who hold these loans may be entitled to rescind their purchase and be paid their unpaid principal amount of the loans plus statutory interest. As of March 31, 2011, the aggregate principal balance of these loans purchased through our platform by purchasers not affiliated with us was $1.58 million. We have not recorded an accrued loss contingency in respect of this contingent liability, although we intend to continue to monitor the situation. Generally, the federal statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year from the violation. The statute of limitations periods under state securities laws may extend for a longer period of time, and certain state securities laws empower state officials to seek restitution or rescission remedies for purchasers of unregistered securities. We have received inquiries from a number of states in respect of these prior sales of loans; neither the SEC nor any state, however, has taken or threatened administrative action or litigation over such loan sales. If a significant number of our members sought rescission, if we were subject to a class action securities lawsuit or if we were subject to lawsuits or administrative actions by the SEC or states in respect of these loans, our ability to maintain our platform and service the member loans to which the Notes correspond may be adversely affected.
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
Increased regulatory focus could result in additional burdens on our business.
The financial industry is becoming more highly regulated. Legislation has been introduced recently by both U.S. and foreign governments relating to financial institutions and markets, including alternative asset management funds that would result in increased oversight and taxation. There has been, and may continue to be, a related increase in regulatory investigations of the trading and other investment activities of alternative investment funds. Such investigations may impose additional expenses by us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposes significant new regulations on the U.S. financial services industry, including aspects of our business and the markets in which we operate. The Dodd-Frank Act imposes a wide array of regulations covering, among other things: (1) oversight and regulation of systemic market risk (including the power to liquidate certain financial institutions); (ii) authorizes the Federal Reserve to regulate certain non-bank financial institutions; generally prohibits insured depositary institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds; (iii) imposes new registration, recordkeeping and reporting on private fund investment advisers; (iv) imposes minimum equity retention requirements for issues of asset-backed securities; (v) establishes a new bureau of consumer financial protection; and (vi) establishes new requirements and higher liability standards on credit rating agencies.
The Dodd-Frank Act provides that non-bank financial companies may be evaluated for designation as systemically significant financial institutions subjected to enhanced supervisory standards. If we were to be designated as a systemically significant financial institution we would be subject to increased costs of doing business by virtue of fees and assessments associated with such designation as well as by virtue of increased regulatory compliance costs, all of which would be likely to adversely affect our competitive position.
The Dodd-Frank Act also requires increased disclosure of executive compensation and provides shareholders with the right to vote on executive compensation. In addition, the Dodd-Frank Act empowers federal regulators to prescribe regulations or guidelines to prohibit any incentive-based payment arrangements that the regulators determine encourage covered financial institutions to take inappropriate risks by providing officers, employees, directors or principal shareholders with executive compensation or that could lead to a material financial loss by such financial institutions. Until all of the relevant regulations and guidelines have been established, we can’t predict what effect, if any, these developments may have on our business or the markets in which we operate.
In addition, the Dodd-Frank Act empowered the SEC, which had recently adopted amendments to the Advisers Act rules increasing the compliance obligations of registered advisers with custody of client funds, to promulgate rules requiring registered investment advisers to take such steps to safeguard client assets over which the adviser has custody as the DEC may prescribe.
Furthermore, the Dodd-Frank Act required the SEC to implement more expansive regulations covering whistleblowers. The SEC proposed rules in the late 2010 in response to this requirement, which establishes a reward program for persons who bring information to the SEC leading to a sanction of $1 million or more against a public company for a violation of the securities law. The SEC has yet to adopt final rules. While we cannot predict the effect of the rules, they may result in increased regulatory inquiries or investigations by the SEC. Such inquiries or investigations could impose significant additional expenses on us, require the attention of senior management and result in negative publicity and harm to our reputation.
These and many other key aspects of the changes imposed by the Dodd-Frank Act will be established by various regulatory bodies and other groups over the next several years and the Dodd-Frank Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action). As a result of the regulatory and other action yet to be taken, including with respect to the definition of certain key terms in the Dodd-Frank Act, we do not know what the final regulations under the Dodd-Frank Act will require and it is difficult to predict how significant the Dodd-Frank Act will affect us. The Dodd-Frank Act will likely increase our administration costs and could impose additional restrictions on our business.

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
On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-151827). The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on October 10, 2008. From October 13, 2008 to March 31, 2011, we sold $70,930,975 in principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. In connection with the offering, we incurred estimated expenses of approximately $3,964,402 through April 30, 2011, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding member loan through our platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.
We have no publicly traded equity securities. At April 30, 2011, there were 29 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Financial Data
Not applicable for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Part I Item 1A, “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for LendingClub’s products and services; the intensity of competition; LendingClub’s ability to effectively expand and improve internal infrastructure; and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part I Item 1A, “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update these forward-looking statements.
Overview
We are an online financial platform. We allow qualified borrower members to obtain loans (which we refer to as “member loans”) with interest rates that they find attractive. Since October 13, 2008, investors have had the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by us, with each series of Notes corresponding to an individual member loan originated on our platform (which we refer to as “CM Loans”). The Notes are dependent for payment on CM Loans and offer interest rates and credit characteristics that the investors find attractive. From the launch of our platform in May 2007 until April 7, 2008, we did not offer Notes on our platform. Instead, our platform allowed investor members to purchase assignments of unsecured member loans directly. Since November 2007, we have also funded member loans ourselves, which we refer to as “member loans” based on our intent and ability to hold the loans for the foreseeable future or to maturity.

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
We were incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. As of March 31, 2011, the lending platform has facilitated approximately 24,940 member loans since our launch in May 2007.
We have been operating since December 2007 pursuant to an agreement with WebBank. WebBank serves as the lender for all member loans originated through our platform. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that as of May 1, 2011, we do not currently offer member loans in Idaho, Iowa, Indiana, Maine, Mississippi, Nebraska, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.
We have a limited operating history and have incurred net losses since our inception. Our net loss was $11,300,143 for the year ended March 31, 2011. We earn revenues from processing fees charged to members, primarily a borrower member origination fee and an investor service charge. We also earn interest income on member loans that we fund ourselves. At this stage of our development, we have funded our operations primarily with proceeds from our venture capital financings, our credit facilities and debt and equity issuances, which are described under “Liquidity and Capital Resources.” We also relied on our credit facilities and debt issuances to borrow funds, which we used to fund member loans ourselves. Our borrowing capacity under our credit facilities is zero Over time, we expect that the number of borrower and investor members and the volume of member loans originated through our platform will increase, and that we will generate increased revenue from borrower origination fees and investor service charges.
Our operating plan allows for a continuation of the current strategy of raising capital through debt and equity financings to finance our operations until we reach profitability and become cash-flow positive, which we do not expect to occur within the next twelve months. Our operating plan calls for significant investments in sales, website development, security, loan scoring, loan processing and marketing before we reach profitability.
To date, we have raised $54,035,115 through equity financings. Our last equity financing was on April 14, 2010 and we raised $24,387,945, net of estimated issuance costs, from the sale of 15,621,609 shares of our Series C convertible Preferred Stock.
Significant Accounting Policies and Estimates
The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies which are more fully described in Note 2 to our consolidated financial statements reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) fair value; (3) allowance for loan losses; and (4) share-based compensation.

In fiscal year 2011, we had a change in accounting policy for how we account for our Stock option — Financial Accounting Standard 123R. In prior years, we used the graded method to calculate our stock compensation expense, however in 2011 we changed our methodology by using the straight line method. Adopting this new accounting policy did not have a material impact on the consolidated financial statements for all periods presented. See Note 2 — Summary of Significant Accounting Policies — Change in Accounting Policy in the Notes to the consolidated financial statements for further discussion of this change in accounting policy.
Results of Operations
Revenues
Our business model consists primarily of charging transaction fees to both borrower members and investor members for the loans originated through our lending platform. During the fiscal years ended March 31, 2011 and 2010, we originated $148,792,400 and $67,084,325 of loans (including loans sold to third parties prior to registration of the Notes), respectively, on our lending platform, an increase of 121.8% percent in the fiscal year ended March 31, 2011, compared to the fiscal year ended March 31, 2010. Upon issuance of the loan, the borrower member pays a fee to us for providing the services of arranging the member loan and the investor member pays a fee to us for managing the payments on the member loans and maintaining account portfolios. We also generate revenue from interest earned on our member loans we have invested in directly.

	Years Ended March 31,
	2011	2010
Interest income:
Member loans	$803,192	$1,289,290
CM Loans, fair value
Interest and fees earned on CM Loans	17,847,614	5,101,995
Credit risk related adjustments (interest expense)	(8,947,051)	(3,634,458)
Cash and cash equivalents	33,139	27,559

Total interest income	$9,736,894	$2,784,386

Interest expense:
Notes, fair value

Interest and fees expensed on Notes	$11,159,498	$2,837,532
Credit risk related adjustments (interest income)	(8,932,088)	(3,633,050)
Loans payable	702,694	1,130,229
Amortization of debt discount	272,630	294,200

Net interest expense	$3,202,734	$628,911

Interest Income
The following table presents our quarterly interest income sources in both absolute dollars and as a percentage of interest income (in thousands):

	For the Quarters Ended
Interest	June 30,		September 30,		December 31,		March 31,
Income	2009		2009		2009		2010
Source	$	%	$	%	$	%	$	%

Borrower origination fees and interest earned on member loans	316	65	371	49	329	31	272	22
Borrower origination fees and interest earned on CM Loans, net of interest expense on the related Notes	155	32	374	50	743	69	991	78
Interest earned on cash and investments	17	3	4	1	3	0	4	0

Total Interest Income	488	100	749	100	1,075	100	1,267	100

	For the Quarters Ended
Interest	June 30,		September 30,		December 31,		March 31,
Income	2010		2010		2010		2011
Source	$	%	$	%	$	%	$	%

Borrower origination fees and interest earned on member loans	227	15	224	12	188	10	165	7
Borrower origination fees and interest earned on CM Loans, net of interest expense on the related Notes	1,249	85	1,632	87	1,604	89	2,189	93
Interest earned on cash and investments	6	0	10	1	10	1	6	0

Total Interest Income	1,482	100	1,866	100	1,802	100	2,360	100

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
Borrower Origination Fees Earned on Member Loans Funded by LendingClub
We compute borrower origination fees for member loans that we fund ourselves by subtracting the average costs of originating a member loan from the aggregate fee charged to the borrower member for the member loan. We initially defer this net amount and subsequently amortize the balance over the servicing period of the member loan, which is currently 36 and 60 months for each funded member loan.
Interest Earned on Member Loans Funded by LendingClub
Between April 7, 2008 and October 13, 2008, while we sought to register the offering of the Notes, we funded the platform ourselves and generated interest income through investment in member loans funded by LendingClub. Subsequent to the effectiveness of our registration statement related to our Notes, we have continued to periodically fund some of these member loans. However, as we have increased our marketing and awareness efforts, the ratio of member loans funded by LendingClub to CM Loans that we originate each quarter has diminished. As such, during the year ended March 31, 2011, we funded $6,457,300 of member loans, investors funded $142,335,100, while during the year ended March 31, 2010, we funded $4,646,550 of member loans while investors funded $62,437,775.
When payments are received on member loans funded by LendingClub, the interest portion paid by our borrower members and the amortization of the origination fees, net of costs of origination, are recorded as interest income. Interest rates on these member loans, excluding amortization of net origination fees, range from 5.42% to 21.64% per annum as of March 31, 2011. During the years ended March 31, 2011 and 2010, we recorded interest income on the member loans we funded of $803,192 and $1,289,290, respectively.
Borrower Origination Fees and Interest Earned on CM Loans Net of Interest Expense on the Related Notes
Beginning October 13, 2008, we began recording interest income, including borrower origination fees, from CM Loans and corresponding interest expense from the Notes. Interest income from the CM Loans includes origination fees on these member loans which are recognized in the period originated. During the year ended March 31, 2011 and 2010, we recorded interest income from CM Loans of $17,847,614 and $5,101,995 including $5,940,149 and $2,111,456 of origination fees, respectively. Under FASB ASC 825 guidance regarding the fair value option for accounting for financial assets, for the year ended March 31, 2011 and 2010, this interest income was offset by credit risk related adjustments on CM Loans of $8,947,051 and $3,634,458, respectively, a non-cash interest expense. Conversely, for the Notes, we recorded interest expense of $11,159,498 and $2,837,532, respectively, for the year ended March 31, 2011 and 2010 and offset this interest expense by credit risk related adjustments (non-cash interest income) on Notes of $8,932,088 and $3,633,050, respectively, during that same period. Over time, we expect that revenues and expenses related to CM Loans and Notes will increase as we grow our platform.
Interest Earned on Cash and Investments
Interest income from cash and cash equivalents is recorded as it is earned. For the year ended March 31, 2011, we recorded $33,139 of interest income earned on cash and cash equivalents. Comparatively, for year the ended March 31, 2010, we recorded $27,559 in interest income earned on cash and cash equivalents. The differences in interest income are a function of the cash on hand and the declining interest rate climate during the relevant periods. We do not expect interest income from cash and cash equivalents to be a significant part of our future revenue.

Interest Expense on Notes Payable
Interest expense, other than that described above with regard to Notes, consists primarily of cash and non-cash interest on loans payable. For the years ended March 31, 2011 and 2010, we paid cash interest of $702,694 and $1,130,229, respectively, for interest due on our loans payable. For the years ended March 31, 2011 and 2010, we also recorded $272,630 and $294,200 , respectively, for non-cash interest expense related to debt discounts due to warrants on our loans payable.
As we have no additional availability under our various loan payable agreements, we expect interest expense on our loans payable to decrease over the next year as we repay these loans.
Provision for Loan Losses
The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of potential credit losses inherent in our portfolio of member loans that we funded ourselves, in whole or in part, and hold for investment and is based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through our collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex, and requires judgment by management about the effect of matters that are inherently uncertain (see Note 2 — Significant Accounting Policies, Allowance for loan losses). Moreover, in light of our limited operating history, we do not yet have significant historical experience unique to our own base of borrowers and underwriting criteria with which to help estimate expected losses on our portfolio. In the year ended March 31, 2011, we recorded a provision for loan losses of $430,652 against member loans funded by us. Comparatively, for the year ended March 31, 2010, we recorded a provision for loan losses of $1,423,075 against our member loans funded by us.
Amortization of loan servicing rights
We charge investor members an ongoing service fee in respect of member loans and Notes that they have purchased through our platform. The service fee offsets the costs we incur in servicing member loans, including managing payments from borrower members, payments to investor members and maintaining account portfolios. This service fee is equal to 1.00% of all amounts paid by us to an investor member holding notes in respect of a member loan, excluding certain fees retained by investors or us. The service fee is deducted from any payments on a member loan before the net amounts of those payments are allocated to the investor members’ LendingClub accounts.
For member loans purchased by third parties prior to the registration of our Notes, we recognized a servicing asset and corresponding servicing liability in accordance with FASB ASC 860. We then amortize the servicing fee asset into income as payments are received on these member loans (see Note 2 — Summary of Significant Accounting Policies, Revenue recognition, Third party purchased member loans). During the year ended March 31, 2011 and 2010, we recognized $17,862 and $28,647, respectively of such income. Because following the registration of the Notes, investor members no longer directly purchase member loans, the amount of income from amortization of loan servicing rights will continue to diminish until the underlying member loans are fully discharged. The balance of loan servicing rights at March 31, 2011 and 2010, was $12,105 and $22,411, respectively, on outstanding loan balances held by third parties of $68,910 and $1,857,555, respectively.
Operating Expenses:

	Years Ended
	March 31,
	2011	2010	% change
Sales, marketing and customer service	$11,855,890	$6,138,798	93%
Engineering	1,951,987	1,749,153	12%
General and administrative	3,938,113	3,204,133	23%

Total operating expenses	$17,745,990	$11,092,084

Sales, Marketing and Customer Service Expense
Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, customer service, credit and collections personnel, costs of marketing campaigns and costs of borrower acquisitions such as credit scoring and screening. Sales, marketing and customer service expenses for the years ended March 31, 2011 and 2010, were $11,855,890 and $6,138,798, respectively, an increase of approximately 93%. The increases in spending during the fiscal year ended March 31, 2011 relative to the fiscal year ended March 31, 2010, largely occurred in three areas: increases in personnel related expense, increases in platform related spending such as customer credit scoring and platform hosting costs, and increases in spending on marketing programs to attract borrowers and increase investment activity on the platform. Spending in all three of these areas were lower for most of the year ended March 31, 2010.
Engineering Expense
Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of engineering personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Engineering expenses for the year ended March 31, 2011 and 2010, were $1,951,987 and $1,749,153, respectively, an increase of 12%. The increase for the year ended March 31, 2011 versus the year ended March 31, 2010, was primarily due to increased staffing costs, including contract labor and expensed equipment.
General and Administrative Expense
General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expenses for the years ended March 31, 2011 and 2010, were $3,938,113 and $3,204,133, respectively, an increase of approximately 23%. The increase was primarily the result of higher expenses for personnel and facilities costs. These costs were offset, however, by a drop in outside legal and accounting expenses as we relied more heavily in-house legal counsel in 2011 as compared to 2010. We expect that general and administrative expenses will decrease as a percentage of overall operating expenses as we grow our sales efforts in greater proportion than our general and administrative expenses.

Liquidity and Capital Resources

	Years Ended March 31,
Cash flows from:	2011	2010	Change
Operating Activities	$(9,504,247)	$(8,125,658)	$(1,612,447)

Investing Activities	(100,890,314)	(51,512,530)	(49,373,506)
Add back/(subtract):
Origination of CM Loans, fair value	142,339,378	61,820,800	80,514,300
Repayment of CM Loans, fair value	(42,644,778)	(10,934,102)	(31,710,676)

Investing Activities after removing activity related to CM Loans, fair value	(1,195,714)	(625,832)	(569,882)

Financing Activities	121,158,044	50,211,821	70,994,779
Add back/(subtract):
Origination of Notes, fair value	(150,619,450)	(62,384,880)	(88,234,570)
Repayment of Notes, fair value	47,951,608	10,948,362	37,003,246

Financing Activities after removing activity related to Notes, fair value	$18,490,202	$(1,224,697)	$19,713,455

Net cash used in operating activities increased to $9,504,247 in the year ended March 31, 2011, from $8,125,658 in the year ended March 31, 2010. Non-cash charges that most significantly offset our net loss of $11,310,143 in the year ended March 31, 2011 were: $430,653 of allowances for loan losses on member loans, fair value, $8,932,088 of non-cash interest income due to credit risk related adjustments on our Notes, and $9,221,445 of non-cash interest expense primarily related to our CM Loans. Similarly, non-cash charges that most significantly offset our net loss of $10,255,136 in the year ended March 31, 2010 were: $1,423,075 of allowances for loan losses on member loans, fair value, $3,633,051 of non-cash interest income due to credit risk related adjustments on our Notes, and $3,928,661 of non-cash interest expense related to our CM Loans.
Net cash used in investing activities for the year ended March 31, 2011 and 2010, were $100,890,314 and $51,512,530, respectively. However, after removing activity related to the Notes, which activity was mostly offset by corresponding activity related to the CM Loans reflected in our cash flow from financing activities, the remaining amounts used for financing activities in the years ended March 31, 2011 and 2010, were $1,195,714 and $625,832 of cash used, respectively. These remaining amounts in both periods were primarily activities related to borrower repayments of our member loans and changes in restricted cash. During the year ended March 31, 2011, originations of member loans exceeded the repayments from those loans while for the same period in 2010, repayments of member loans funded by us exceeded our originations of these same loans. As to changes in restricted cash, during 2011, one of our platform service providers released $500,000 of restricted cash that we had previously provided as security for certain ACH services they provide to us, while during the same period in 2010, restricted cash increased by $900,000 related to certificates of deposit pledged as security for our May 2009 term financing and additional security required by our platform operating banks as loan and transaction volume increased.
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

Effective August 3, 2009, we consolidated the May 2009 term loan, the growth capital term loan, and the financing term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan. As a result of the consolidation, borrowings under the May 2009 term loan were split equally between and consolidated under the amended and restated growth capital term loan and an amended and restated financing term loan. The terms of these two remaining amended and restated agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on the CM Loans. Additionally, the amended and restated agreements continue to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment. Further, under the amended and restated agreements, we agreed to maintain the same minimum collateral ratio as established in the May 2009 term loan. As of March 31, 2011, we do not have any remaining capacity under these agreements as we had fully drawn down the entire $13,000,000 of combined availability under the amended and restated growth capital term loan and an amended and restated financing term loan. As of March 31, 2011, our outstanding balance net of debt discount under these agreements totaled $2.9 million.
During the year ended March 31, 2010, we issued an additional $200,000 of private placement notes, repayable over three years and bearing interest at the rate of 8% per annum. We used the proceeds of the private placement notes to fund member loans on the platform. Additionally, we used the proceeds from borrowings under the amended and restated agreements and the private placement notes primarily to fund member loans ourselves to ensure a sufficient level of funding for borrowing requests. From April 7, 2008 until October 13, 2008, all member loans funded on the platform were funded and held by us. Through our participation in funding loans ourselves on the platform, as of March 31, 2010, we had funded and retained approximately $26.1 million in member loans.
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
We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future as we grow our platform. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to continue to fund member loans on the platform we will hold for investment. To date, we have funded our cash requirements with proceeds from our debt issuances and the sale of equity securities. At March 31, 2011, we had $13,335,657 in unrestricted cash and cash equivalents. We primarily invest our cash in short-term interest bearing money market funds.
We do not have any committed external source of funds. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings or debt financings. Additional equity or debt financing may not be available on acceptable terms, if at all.
Assets Under Management
In October 2010, we formed a subsidiary, LC Advisors, LLC, a California limited liability company (“LCA”), which is wholly-owned by LendingClub. LCA has registered with the SEC as an investment advisor and also acts as the general partner to two private investment funds for accredited investors with differing investment strategies. In connection with the funds, we formed a Delaware business trust to act as a bankruptcy remote for holding certain assets of the funds. LCA commenced operations after January 1, 2011.
We started offering the funds in March 2011 through a private placement. As of March 31, 2011, the funds had approximately $800,000 in assets with $4.8 million in escrow, which was contributed to the funds on April 1, 2011. LCA earns a management fee paid by the limited partners of the funds, which is based on the amount of assets of each fund. As of March 31, 2011, the aggregate amount of management fees earned by LCA was not material to the operations of the business as a whole.

Summary of Changes in Assets Under Management
The table below presents our summary of changes in assets under management for LCA.

Year Ended
March 31,
2011
Balance — beginning of period	$—
Net flows	800,000
Appreciation (Depreciation)	4,278

Cash in Escrow	4,906,745

Balance — end of period	$5,711,023

Income Taxes
We incurred no tax provision for the years ended March 31, 2011 and 2010. As of March 31, 2011 we had federal and state net operating loss carry forwards of $35,876,557 and $25,737,946, respectively. As of March 31, 2011 and 2010, we also had federal and state research and development tax credit carry forwards of $340,860 and $249,843, respectively.
The fiscal 2011 and 2010 tax provisions vary from the expected provision or benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss and deferred tax assets. Given our history of operating losses and inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carry forwards.
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
Variable Interest Entities
The determination of whether or not to consolidate a special purpose entity under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of the special purpose entity. To make these judgments, management has conducted and analyzed, on a case by case basis, of the relationship of the holders of the variable interests to each other, the design of the entity, the expected operations of the entity, which holder of variable interest is most closed associated to the entity and which holder of variable interest is the primary beneficiary required to consolidate the entity. Upon the occurrence of such events, such as redemptions by all unaffiliated investors in any fund and modifications to fund organization documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Upon the adoption of amended accounting guidance applicable to variance interest entities on January 1, 2010, management reconsiders whether we are deemed to be a variable interest entity primary beneficiary who consolidates such entity.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable for smaller reporting companies.

Item 8.	Consolidated Financial Statements and Supplementary Data
The consolidated financial statements required by this Item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On April 5, 2011, Armanino McKenna L.L.P. (“Armanino McKenna”), the independent registered public accounting firm of LendingClub Corporation, was dismissed by the Company; however, Armanino McKenna remains engaged to audit the Company’s fiscal year ending March 31, 2011. The Company has engaged Grant Thornton L.L.P. (“Grant Thornton”) as its independent registered public accounting firm for its fiscal year ended March 31, 2012. Our decision to dismiss Armanino McKenna and to engage Grant Thornton was approved by the Audit Committee of the Company on April 5, 2011.

Item 9A.	Controls and Procedures
We establish and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Our management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2011, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s new Interpretive Guidance in Release No. 34-55929.
Based on our assessment, management did not identify any material weaknesses or significant deficiencies in our system of internal controls over financial reporting as of March 31, 2011. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the enactment during 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, “Exemption for Non-accelerated Files,” and in accordance with section 989G of the act, we are not required to provide an attestation report of our independent registered public accounting firm regarding internal control over financial reporting for this fiscal year or thereafter, until such time as we are no longer eligible for the exemption set forth therein.

Item 9B.	Other Information
Not Applicable.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Executive Officers, Directors and Key Employees
The following table sets forth information regarding our executive officers, directors and key employees as of May 31, 2011:

Name	Age	Position(s)
Executive Officers and Directors:
Renaud Laplanche	40	Director and Chief Executive Officer
John G. Donovan	46	Chief Operating Officer
Carrie L. Dolan	46	Chief Financial Officer
Jeffrey M. Crowe	54	Director
Daniel T. Ciporin	53	Director
Rebecca Lynn	37	Director
Simon Williams	53	Director
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
John G. Donovan
Mr. Donovan served as Chief Operating Officer from January 2007 until June 2011. Effective June 20, 2011, Mr. Donovan became the EVP of Business Development. Mr. Donovan served as a member of our board of directors from August 2007 to March 2009. From January 1988 to February 2005, Mr. Donovan worked for MasterCard Worldwide serving in multiple Vice President positions including Global Marketing (March 1993 to April 1998), Debit Product Development (April 1998 to April 2003) and Credit Product Development (May 2003 to February 2005). From February 2005 to January 2007, Mr. Donovan served as Chief Product Officer and Chief Operating Officer at E4X Inc. He was a Financial Analyst of Corporate Finance at JP Morgan Chase from September 1987 to January 1988. Mr. Donovan received his undergraduate degree in Management and Economics from Long Island University.

Carrie L. Dolan
Ms. Dolan has served as Chief Financial Officer since August 2010. Ms. Dolan brings over 20 years of public and private finance experience, most recently as Treasurer for The Charles Schwab Corporation. Ms. Dolan has served as the Chief Financial Officer for Schwab Bank, a bank she helped launch in 2003. Prior to Schwab, Ms. Dolan held a variety of financial positions at Chevron Corporation in financial planning and analysis, management reporting, accounting, credit and treasury. During her tenure, Ms. Dolan helped launch the Chevron Credit Bank, which offered proprietary credit cards, and served on its board of directors and as its Chief Financial Officer. Ms. Dolan holds her finance bachelor’s degree and her MBA degree from the Haas School of Business at the University of California, Berkeley.

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
Rebecca Lynn
Ms. Lynn has been a member of our board of directors since March 2009. Ms. Lynn joined Morgenthaler Ventures in 2007 and became a Partner of Morgenthaler Ventures in 2010. She focuses on early-stage investments in mobile, health 2.0, internet services and financial services companies. She also serves on the boards of OpinMind and Autonet. Ms. Lynn began her career at Procter and Gamble’s corporate headquarters where she worked in international new product market entry. She spent time in both Cincinnati and Mexico City developing new products for the market and launching a new category in Latin America. She then joined NextCard and spent four years at the company. At NextCard, she led product development efforts and later served as the Vice President of Marketing. After NextCard, from 2003 to 2007, she ran her own consulting business, Marengo Marketing, focusing on online marketing for financial services and affiliate marketing. Ms. Lynn holds a J.D./M.B.A. degree from the Haas School of Business and U.C. Berkeley School of Law at the University of California at Berkeley and a B.S. degree in chemical engineering from the University of Missouri. Ms. Lynn serves on our audit committee.
Simon Williams
Mr. Williams has been a member of our board of directors since November 2010. Mr. Williams is Chairman and CEO of Camelot Financial Capital Management — a global investment group focused on long term financial services instruments. Previously, he served as a Senior Executive at Citigroup, Inc., holding various roles during his career, including CEO of Citibank International Retail Bank. Prior to this, he was head of Asia Pacific Consumer Group, head of Latin America Consumer Group and finally, Chief Risk Officer for Citigroup Global Consumer Group. He was also a member of the Citigroup Management Committee. In addition, Mr. Williams has held senior management roles at GE Capital, Bain & Co., and Price Waterhouse. Mr. Williams is a member of the Institute of Chartered Accountants in England & Wales. He graduated with a degree in Mathematics from Exeter University and holds an MBA and INSEAD in France, where he graduated with Distinction. Mr. Williams is also the chairman of our audit committee.

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
The board of directors also oversees financial risk exposures, including monitoring the integrity of our consolidated financial statements, internal controls over financial reporting, and the independence of the our Independent Registered Public Accounting Firm. The board of directors receives periodic internal controls and related assessments from our finance department and an annual attestation report on internal control over financial reporting from our independent registered public accounting firm. The board of directors, in fulfilling its oversight responsibility with respect to compliance matters, meets at least quarterly with our finance department, independent registered public accounting firm and internal or external legal counsel to discuss risks related to our financial reporting function. In addition, the board of directors ensures that our business is conducted with the highest standards of ethical conduct in compliance with applicable laws and regulations by monitoring our Code of Ethics and our Whistle Blower Hotline.
The board of directors participates in the design of compensation structures that create incentives that encourage a level of risk-taking behavior consistent with our business strategy.
Board Leadership
Because our common stock is not listed on a national exchange, we are not required to maintain a board of directors consisting of a majority of independent directors, or to maintain an audit, nominating or compensation committee. We do not have a lead independent director. The board of directors has no formal chairman and the duties are performed by our Chief Executive Officer who: (i) works with the board of directors to schedule meetings and set meeting agendas; (ii) presides as the chair at executive sessions of directors; (iii) serves as the principal liaison between the board of directors and our executive officers; (iv) briefs the board on issues or concerns arising between meetings of the board of directors, which are generally held monthly; (v) participates actively in corporate governance; and (vi) performs such other duties as the board of directors may, from time to time, delegate. The board of directors believes that the performance of these duties by Mr. Laplanche provides more consistent communication and coordination throughout the organization, which results in a more effective and efficient implementation of corporate strategy. The board of directors further believes that this combination is important in unifying our strategy behind a single vision. In addition, we have found that our Chief Executive Officer is the most knowledgeable member of the board of directors regarding risks we may be facing and, is able to facilitate the board’s oversight of such risks. We believe this structure provides consistent and effective oversight of our management and the company and is optimal for us, our operations, stockholders, and investor members.
Code of Ethics
Our board of directors adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all directors and employees on May 7, 2010. The Code is designed to help directors and employees resolve ethical issues encountered in the business environment. The Code of Ethics covers topics such as conflicts of interest, compliance with laws, fair dealing, protecting our property and confidentiality of our information and encourages the reporting of any behavior not in accordance with the policy or any other areas of concern through our Whistle Blower Policy.
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

Board Composition and Election of Directors
Our board of directors currently consists of five members, all of whom were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of our stockholders. The board composition provisions of our voting rights agreement will continue following the date hereof. Holders of the Notes offered through our platform have no ability to elect or influence our directors or approve significant corporate transactions, such as a merger or other sale of our company or its assets.
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
Audit Committee and Audit Committee Financial Expert
We are not a “listed issuer” as defined under Section 10A-3 of the Exchange Act. Nevertheless, our board of directors approved the formation of an Audit Committee on November 4, 2010. The members of the Audit Committee include Simon Williams as Chair and Rebecca Lynn as member. Mr. Williams serves as our financial expert on our Audit Committee.
The Audit Committee oversees financial risk exposures, including monitoring the integrity of our consolidated financial statements, internal controls over financial reporting and the independence of our Independent Registered Public Accounting Firm. The Audit Committee receives internal control related assessments and reviews and discusses our annual and quarterly consolidated financial statements with management. In fulfilling its oversight responsibilities with respect to compliance matters, the Audit Committee meets at least quarterly with management, our Independent Registered Public Accounting Firm and or internal legal counsel to discuss risks related to our financial reporting function.
Director Compensation
During the year ended March 31, 2011, none of our directors received any compensation for service as a member of our board of directors. From time to time, we reimburse certain of our non-employee directors for travel and other expenses incurred in connection with attending our board meetings.

Limitations on Officers’ and Directors’ Liability and Indemnification Agreements
As permitted by Delaware and California law, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that limit or eliminate the personal liability of our directors for breaches of duty to the corporation. Our amended and restated certificate of incorporation and amended and restated bylaws limit the liability of directors to the fullest extent permitted under applicable law. Delaware and California law provide that directors of a corporation will not be personally liable for monetary damages for breaches of their fiduciary duties as directors, except liability for:
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

The indemnification provisions contained in our amended and restated certificate of incorporation and bylaws are not exclusive.
In addition to the indemnification provided for in our amended and restated certificate of incorporation and amended and restated bylaws, we have entered into indemnification agreements with each of our directors and officers. The indemnification agreements require us, among other things, to indemnify such persons for all expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement (if such settlement is approved in advance by LendingClub) (collectively, “Expenses”), actually and reasonably incurred by such person in connection with the investigation, defense or appeal of any proceeding to which such person may be made a party, a potential party, a non-party witness, or otherwise by reason of: (1) any proceeding to which such person may be made a party by reason of (i) such person’s service as a director or officer of LendingClub, (ii) any action taken by such person while acting as director, officer, employee or agent of LendingClub, or (iii) such person’s actions while serving at the request of LendingClub as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, and in any such case described above, whether or not serving in any such capacity at the time any liability or expense is or was incurred; or (2) establishing or enforcing a right to indemnification under the agreement.

Under these agreements, we are not obligated to provide indemnification: (1) on account of any proceeding with respect to (i) remuneration paid to such person in violation of law, (ii) an accounting, disgorgement or repayment of profits made from the purchase or sale by such person of securities of LendingClub against such person pursuant to the provisions of Section 16(b) of the Exchange Act, or other provisions of any federal, state or local statute or rules and regulations thereunder, (iii) conduct that was in bad faith, knowingly fraudulent or deliberately dishonest or constituted willful misconduct (but only to the extent of such specific determination), or (iv) conduct that constitutes a breach of such person’s duty of loyalty or resulting in any personal profit or advantage to which such person is not legally entitled; (2) for any proceedings or claims initiated or brought by such person not by way of defense; (3) for any amounts paid in settlement without our written consent; or (4) if such indemnification would be in violation of any undertaking appearing in and required by the rules and regulations promulgated under the Securities Act, or in any registration statement filed with the SEC. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.
We also maintain a general liability insurance policy that covers certain liabilities of directors and officers of our corporation arising out of claims based on acts or omissions in their capacities as directors or officers.

Item 11.	Executive Compensation
Summary Compensation Table
The following table provides information regarding the compensation earned during the years ended March 31, 2011 and 2010 by each of our named executive officers.

				Option	All Other
Name and Principal				Awards	Compensation
Position	Year	Salary ($)	Bonus ($)	($)(1)	($)	Total ($)
Renaud Laplanche,	2011	220,500	20,000	258,720	—	499,220
Chief Executive Officer and	2010	209,167	—	—	—	209,167
Founder (2)

John G. Donovan,	2011	220,500	4,500	25,364	—	250,364
Chief Operating Officer (4)	2010	210,000	11,667	33,350	—	242,517

Carrie Dolan,	2011	171,875	—	18,558	—	190,433
Chief Financial Officer (3)

(1)
Calculated in accordance with Financial Accounting Standard Board ASC 718 using the Black-Scholes model for outstanding options to purchase shares of our common stock. The key assumptions used in the Company’s Financial Accounting Standard Board ASC 718 calculation are discussed in Note 2 of the Company’s consolidated financial statements.

(2)	Mr. Laplanche received an award of 1,320,000 stock options in the year ended March 31, 2011 with an exercise price of $0.41 per share.

(3)
Ms. Dolan joined the Company on August 16, 2010 as our Chief Financial Officer. Ms. Dolan received an award of 666,567 stock options in the year ended March 31, 2011 with an exercise price of $0.41 per share.

(4)	Effective June 20, 2011, Mr. Donovan became EVP of Business Development.
We entered into an employment agreement with Mr. Laplanche, our Chief Executive Officer and Founder and Director, in August 2007. Mr. Laplanche receives a current base salary of $220,500 per year and is eligible to receive an annual performance bonus. Mr. Laplanche has a target bonus opportunity of 20% of his base salary, assuming achievement of a series of mutually agreed upon performance milestones set each fiscal year. The amount of Mr. Laplanche’s bonus, if any, shall be determined by the board of directors in its sole discretion. The employment agreement also entitles Mr. Laplanche to receive all customary and usual fringe benefits available to our employees.

We entered into an employment agreement with Mr. Donovan, our Chief Operating Officer, in December 2006. Mr. Donovan receives a current base salary of $220,500 per year. Mr. Donovan’s employment agreement also provided for an initial stock option grant, as discussed below under “Outstanding Equity Awards at March 31, 2009.” In August 2007, we entered into an agreement with Mr. Donovan providing for accelerated vesting of his outstanding stock option awards in connection with certain termination or change-in-control events, as described below under “Post-Employment Compensation.”
We have granted equity awards primarily through our 2007 Stock Incentive Plan (the “2007 plan”), which was adopted by our board of directors and stockholders to permit the grant of stock options to our officers, directors, employees and consultants. The material terms of our 2007 plan are further described under “— Employee Benefit Plans — 2007 Stock Incentive Plan” below.
Mr. Laplanche was granted 1,320,000 stock options on May 28, 2010 with an exercise price of $0.41, which are subject to the terms and conditions of our 2007 plan as set forth below.
Ms. Dolan was granted 666,567 stock options on February 23, 2011 with an exercise price of $0.41, which are subject to the terms and conditions of our 2007 plan as set forth below.
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
Outstanding Equity Awards at March 31, 2011
The following table sets forth certain information regarding outstanding equity awards granted to our executive officers that remain outstanding as of March 31, 2011. All of the options in this table are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase until the options are fully vested.

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised
	Options (#)		Options (#)		Option	Option Expiration
Name	Exercisable		Unexercisable		Exercise Price	Date
Renaud Laplanche	—		1,320,000	(1)	$0.41	May 28, 2020

John G. Donovan	416,000	(2)	—		$0.27	February 19, 2017
	200,000	(3)	125,000	(3)	$0.27	August 3, 2018

Carrie L. Dolan	—		666,567	(4)	$0.41	February 23, 2021

(1)	25% of these options vested on May 28, 2011, with the remainder vesting ratably over the following 12 calendar quarters.

(2)	These options are now fully vested following 12 calendar quarters.

(3)	25% of these options vested on July 22, 2009, with the remainder vesting ratably over the following 12 calendar quarters.

(4)	25% of these options will vest on February 23, 2012, with the remainder vesting ratably over the following 12 calendar quarters.

Post-Employment Compensation
Mr. Laplanche, our Chief Executive Officer, Mr. Donovan, our Chief Operating Officer, and Ms. Dolan, our Chief Financial Officer, are entitled to certain severance and change in control benefits.
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
Under the terms of a letter agreement entered into with Mr. Donovan on August 9, 2007, if Mr. Donovan’s employment is terminated without cause or if Mr. Donovan voluntarily terminates his employment for good reason in connection with: a) sale or other disposition of all or substantially all of our assets or b) merger, consolidation or reorganization of LendingClub in which the holders of majority of the voting power of LendingClub prior to the merger, consolidation or reorganization no longer hold a majority of the voting power of LendingClub subsequent to the merger, consolidation or reorganization, then all of Mr. Donovan’s unvested stock options shall immediately vest. Mr. Donovan’s employment agreement does not provide for continued salary or benefits for any duration following termination of employment.
Under the terms of a letter agreement entered into with Ms. Dolan on August 16, 2010, if Ms. Dolan’s employment is terminated without cause or if Ms. Dolan voluntarily terminates her employment for good reason in connection with: a) sale or other disposition of all or substantially all of our assets or b) merger, consolidation or reorganization of LendingClub in which the holders of majority of the voting power of LendingClub prior to the merger, consolidation or reorganization no longer hold a majority of the voting power of LendingClub subsequent to the merger, consolidation or reorganization, then an acceleration of 50% of any of Ms. Dolan’s unvested stock options shall immediately vest and a payment of an amount equal to 6 months of Ms. Dolan’s then current base salary and applicable COBRA payments for the same period will be made.
Regardless of the manner in which a named executive officer’s employment terminates, the named executive officer is entitled to receive amounts earned during his term of employment, including salary and unused vacation pay.

Employee Benefit Plans
2007 Stock Incentive Plan
In February 2007, we adopted the 2007 Stock Incentive Plan. The 2007 plan will terminate upon the earliest to occur of (i) February 2017, (ii) the date on which all shares of common stock available for issuance under the 2007 plan have been issued as fully vested shares of common stock, and (iii) the termination of all outstanding stock options granted pursuant to the 2007 plan. The 2007 plan provides for the grant of the following:
•	incentive stock options under the federal tax laws (“ISOs”), which may be granted solely to our employees, including officers; and
•	nonstatutory stock options (“NSOs”), stock bonus awards, and restricted stock awards, which may be granted to our directors, consultants or employees, including officers.
Share Reserve. As of the date hereof, an aggregate of 9,096,778 shares of our common stock are authorized for issuance under our 2007 plan of which 7,527,219 are outstanding, 160,573 have been exercised, 1,849,393 have been forfeited and the remainder of 1,408,986 are available for grant. Shares of our common stock subject to options and other stock awards that have expired or otherwise terminate under the 2007 plan without having been exercised in full again will become available for grant under the plan. Shares of our common stock issued under the 2007 plan may include previously unissued shares or reacquired shares bought on the market or otherwise.
Administration. The 2007 plan is administered by our board of directors, which may in turn delegate authority to administer the plan to a committee (the “Administrator”). Subject to the terms of the 2007 plan, our board of directors or its authorized committee determines recipients, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting. Subject to the limitations set forth below, our board of directors or its authorized committee will also determine the exercise price of options granted under the 2007 plan.
Stock Options. Stock options will be granted pursuant to stock option agreements. The exercise price for an option cannot be less than 100% of the fair market value of the common stock subject to the option on the date of grant. Options granted under the 2007 plan will vest at the rate specified in the option agreement. A stock option agreement may provide for early exercise, prior to vesting. Unvested shares of our common stock issued in connection with an early exercise may be repurchased by us. In general, the term of stock options granted under the 2007 plan may not exceed ten years. Unless the terms of an option holder’s stock option agreement provide for earlier or later termination, if an option holder’s service relationship with us, or any affiliate of ours, ceases due to disability or death, the option holder, or his or her beneficiary, may exercise any vested options for up to 12 months, after the date the service relationship ends, unless the terms of the stock option agreement provide for earlier termination. If an option holder’s service relationship with us, or any affiliate of ours, ceases without cause for any reason other than disability or death, the option holder may exercise any vested options for up to three months after the date the service relationship ends, unless the terms of the stock option agreement provide for a longer or shorter period to exercise the option.
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
Generally, an option holder may not transfer a stock option other than by will or the laws of descent and distribution or a domestic relations order. However, an option holder may designate a beneficiary who may exercise the option following the option holder’s death.

Limitations. The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to ISOs that are exercisable for the first time by an option holder during any calendar year under all of our stock plans may not exceed $100,000. The options or portions of options that exceed this limit are treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power unless the following conditions are satisfied:
•	the option exercise price must be at least 110% of the fair market value of the stock subject to the option on the date of grant; and
•	the term of any ISO award must not exceed five years from the date of grant.
Restricted Stock Awards. Restricted stock awards will be granted pursuant to restricted stock purchase agreements. We shall have the right to repurchase any or all of the shares of restricted stock within such period of time and for such purchase price and upon such terms and conditions as may be specified in the restricted stock purchase agreements. Rights to acquire shares of our common stock under a restricted stock award are not transferable until the end of the applicable period of restriction. The Administrator, in its sole discretion, may impose such other restrictions on shares of restricted stock as it may deem advisable or appropriate.
Other Stock-Based Awards. The Administrator shall have the right to grant other awards based upon the common stock having such terms and conditions as the Administrator may determine, including without limitation the grant of shares based upon certain conditions, the grant of securities convertible into shares, the grant of performance units or performance shares and the grant of stock appreciation rights.
Option Grants to Outside Directors. Options may be granted to outside directors in accordance with the policies established from time to time by the board of directors specifying the number of shares (if any) to be subject to each award and the time(s) at which such awards shall be granted. All options granted to outside directors shall be NSOs and, except as otherwise provided, shall be subject to the terms and conditions of the 2007 plan.
•
On November 1, 2010, we appointed Mr. Simon Williams to serve as a member of the Company’s Board of Directors. In connection with his appointment, Mr. Williams was granted an option of 299,955 shares of the Company’s common stock with an exercise price of $0.41 to vest over four years pursuant to the Company’s 2007 incentive stock option plan.

•
On February 23, 2011 we granted to Mr. Simon Williams fully vested options for 32,000 shares of the Company’s common stock with an exercise price of $0.41 pursuant to the Company’s 2007 incentive stock option plan. This option was granted to Mr. Williams in connection with the consulting services that Camelot Financial Capital Management provided to LendingClub in which Mr. Williams is Chairman and CEO.

Adjustments. In the event that there is a specified type of change in our capital structure not involving the receipt of consideration by us, such as a stock split or stock dividend, the number of shares reserved under the 2007 plan and the maximum number and class of shares issuable to an individual in the aggregate, and the exercise price or strike price, if applicable, of all outstanding stock awards will be appropriately adjusted.
Dissolution or Liquidation. In the event of a proposed dissolution or liquidation of LendingClub, the Administrator shall provide written notice to each participant at least 20 days prior to the effective date of such proposed transaction. To the extent it has not been previously exercised, an award will terminate immediately prior to the consummation of such proposed action. The Administrator may specify the effect of a liquidation or dissolution on any award of restricted stock or other award at the time of grant of such award.

Reorganization. Upon the occurrence of a Reorganization Event (as defined below), each outstanding option shall be assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of the successor corporation, except in the event that the successor corporation does not assume the option or an equivalent option is not substituted, then the Administrator shall notify the options holder that one of the following will occur:
•
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

•
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
401(k) Plan
We maintain through our payroll and benefits service provider, a defined contribution employee retirement plan for our employees. The plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code, as amended, so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. The 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit, which is $16,500 for calendar 2010. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2010 may be up to an additional $5,500 above the statutory limit. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. LendingClub’s 401(k) plan does not provide for matching employee contributions.
Director Compensation
During the year ended March 31, 2011, Camelot Financial Capital Management of which Mr. Simon Williams, a member of our board of directors, is Chairman and Chief Executive Officer, received compensation of $36,323 from LendingClub for providing financial consulting services to the Company.
Non-employee directors are reimbursed for reasonable travel and other expenses incurred in connection with attending our board meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of April 30, 2011, by:
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
Percentage ownership calculations are based on 58,201,541 shares of common stock outstanding as of April 30, 2011, assuming the conversion of all of our outstanding convertible preferred stock.
In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of capital stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of April 30, 2011. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners are in care of LendingClub, 71 Stevenson, Suite 300, San Francisco, CA 94105.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage

Officers and Directors
Daniel Ciporin (1)	13,498,445	23.2%
Jeffrey M. Crowe (2)	13,277,074	22.8%
Rebecca Lynn (3)	11,268,167	19.4%
Renaud Laplanche (4)	4,685,000	8.0%
John G. Donovan	553,500	*
Carrie L. Dolan	—	*
Simon Williams (5)	32,000	*
All directors and executive officers as a group (seven persons)	43,314,186	73.4%

(1)
Includes (a) 209,934 shares of convertible preferred stock and warrants exercisable for 37,736 shares of Series A Preferred Stock and common stock held by Mr. Ciporin, (b) 12,860,838 shares of convertible preferred stock and warrants exercisable for 117,371 shares of Series A Preferred Stock held by Canaan VII L.P and (c) a warrant to purchase 9,568 shares of our common stock. Mr. Ciporin is a Venture Partner with Canaan Partners, which is affiliated with Canaan VII L.P., and disclaims beneficial ownership of such shares held by Canaan VII L.P. except to the extent of his pecuniary interest therein.

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

(4)
Mr. Laplanche’s 4,355,000 shares of common stock are subject to a stock restriction agreement entered into between the Company and Mr. Laplanche on August 21, 2007. In accordance with this agreement, these shares vested as to 1,088,750 shares on the date of the agreement, and the remainder vests monthly over 36 months. As of April 30, 2011, all shares were vested. The unvested portion is subject to a repurchase option, under which the Company has an option to repurchase the shares in the event of Mr. Laplanche’s termination at a price of $0.01 per share. Also, includes 330,000 of stock options granted to Mr. Laplanche.

(5)	Includes 32,000 shares of stock options granted to Mr. Williams.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage

5% Stockholders
Norwest Venture Partners X, LP (1)	13,277,074	22.8%
Canaan VII L.P. (2)	13,498,445	23.2%
Morgenthaler Venture Partners IX, L.P. (3)	11,268,167	19.4%
Foundation Capital VI, L.P. (4)	6,665,816	11.5%
Renaud Laplanche	4,685,000	8.0%

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

(3)
The general partner of Morgenthaler Venture Partners IX, L.P. is Morgenthaler Management Partners IX, LLC. The managing members of Morgenthaler Management Partners IX, LLC are Robert C. Bellas, James W. Broderick, Ralph E. Christoffersen, Rebecca Lynn, Gary J. Morgenthaler, Theodore A. Laufik, Gary R. Little, Robert D. Pavey and Henry A. Plain. Each of these individuals exercises shared voting and investment power over the shares held of record by Morgenthaler Venture Partners IX, L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Morgenthaler Venture Partners IX, L.P. is 2710 Sand Hill Road, Suite 100, Menlo Park, CA 94025.

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

The following table sets forth information, as of March 31, 2011, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

	Number of shares of	Weighted average	Number of shares of
	common stock to be	exercise price of	common stock remaining
	issued upon exercise of	outstanding	available for future
	outstanding options,	options, warrants	issuance under equity
Plan Category	warrants and rights	and rights	compensation plans

Equity compensation plans approved by stockholders:
LendingClub Corporation 2007 Stock Incentive Plan, as amended	7,527,219	$0.40	1,408,986
All stockholder approved plans	7,527,219	$0.40	1,408,986

Equity compensation plans not approved by stockholders:
None	N/A	N/A	N/A
All non-stockholder approved plans	N/A	N/A	N/A

Total	7,527,219	$0.40	1,408,986

The information set forth in Note 12 to the Notes to Consolidated Financial Statements below under the caption “Stock-Based Compensation” is incorporated herein by reference.

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
LendingClub Platform Participation
Our Chief Executive Officer, Renaud Laplanche, purchased $435,650 in member loans through the LendingClub platform during the period in which we allowed members to purchase assignments of member loans directly. As of April 19, 2011, Mr. Laplanche has purchased $140,823 in Notes, net of sales of those same Notes, and has committed $764,375 in the aggregate (including loans issued prior to our structural change), to provide full funding for the related member loan listings and improve the platform experience for our borrower members. In respect of the $140,823 in Notes, as of April 19, 2011, Mr. Laplanche had received principal payments of $64,176 and interest payments of $17,125. These Notes had an average nominal interest rate of 13.45%. Mr. Laplanche’s purchases were made on terms and conditions that were not more favorable than those obtained by other members.

To test the operation of the platform, Mr. Laplance and Mr. Donovan both received member loans during the beta testing phase of our platform. Such member loans were on the same terms as the terms generally available to other borrower members, and these member loans have already been repaid. No director or officer of LendingClub has received a member loan since this time. Our corporate policies now prohibit directors and executive officers from receiving member loans through our platform.
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
Additionally, we issued a warrant to purchase a number of shares of our common stock. We issued a warrant to purchase 9,568 shares of our common stock to Mr. Daniel T. Ciporin with an exercise price of $1.5677 per share. The warrant will terminate in February 2021.
Under the amended and restated voting rights agreement, certain investors in our convertible preferred stock, including Norwest, Canaan and Morgenthaler Venture Partners IX, L.P. (“Morgenthaler”) have each agreed, subject to maintaining certain ownership levels, to exercise their voting rights so as to elect one designee of Norwest, one designee of Canaan and one designee of Morgenthaler to our board of directors, as well as our chief executive officer. Foundation Capital does not have the right to designate a member of our board of directors. Under the terms of the investor rights agreement, the holders of at least 65% of the shares issuable upon conversion of our preferred stock have the right to demand that we file up to two registration statements so long as the aggregate amount of securities to be sold under a registration statement is at least $10 million. These registration rights are subject to specified conditions and limitations. In addition, if we are eligible to file a registration statement on Form S-3, holders of the shares having registration rights have the right to demand that we file a registration statement on Form S-3 so long as the aggregate amount of securities to be sold under the registration statement on Form S-3 is at least $1,000,000, subject to specified exceptions and conditions and limitations. The investor rights agreement also provides that if we register any our shares for public sale, stockholders with registration rights will have the right to include their shares in the registration statement, subject to specified conditions and limitations.
Indemnification Agreements
Our amended and restated certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into separate indemnification agreements with each of our directors and Renaud Laplance, John Donovan and Carrie L. Dolan. For more information regarding these agreements, see “Item 10. Directors, Executive Officers, and Corporate Governance — Limitations on Officers’ and Directors’ Liability and Indemnification Agreements.”
Director Independence
For information regarding director independence, see “Item 10. Directors, Executive Officers, Corporate Governance — Director Independence.”

Principal Accounting Fees and Services
The following table presents the aggregate fees billed (or expected to be billed) by Armanino McKenna LLP, our independent registered public accounting firm:

	Year Ended	Year Ended
	March 31, 2011	March 31, 2010
Audit fees (1)	$172,500	$197,961
Audit-related fees	19,250	5,350
Tax fees	15,425	15,780
All other fees	21,482	19,528

Total	$228,657	$238,619

(1)
Represents fees for professional services provided in connection with the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

The board of directors approves all audit and non-audit services to be provided by the independent registered public accountants. During the year ended March 31, 2011, all of the services provided by Armanino McKenna LLP were audit services and were pre-approved by the board of directors in accordance with this policy.
PART IV

Item 14.	Exhibits and Financial Statement Schedule
See “Index to Consolidated Financial Statements” below.
Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference.

LendingClub Corporation
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
LendingClub Corporation
San Francisco, California
We have audited the accompanying consolidated balance sheets of LendingClub Corporation (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, preferred stock and stockholders’ deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management as well, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LendingClub Corporation at March 31, 2011 and 2010, and the results of its consolidated operations and its consolidated cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
ARMANINO McKENNA LLP
San Jose, California
June 29, 2011

LendingClub Corporation
Consolidated Balance Sheets

	March 31,
	2011	2010
ASSETS
Cash and cash equivalents	$13,335,657	$2,572,174
Restricted cash	862,000	1,352,000
Member loans, net of allowance for loan losses	5,253,814	7,545,186
CM Loans, at fair value	149,971,989	56,056,228
Other receivables	97,768	52,956
Loan servicing rights, at fair value	12,105	22,141
Prepaid expenses and other assets	62,846	242,380
Property and equipment, net	214,991	130,827
Deposits	57,756	50,134

Total assets	$169,868,926	$68,024,026

LIABILITIES

Accounts payable	$259,682	$422,690
Accrued expenses	1,450,936	831,244
Notes, at fair value	149,777,817	56,042,064
Deferred revenue	536	22,141
Loans payable, net of debt discount	2,872,586	8,507,107

Total liabilities	154,361,557	65,825,246

Commitments and contingencies (see Note 5)

PREFERRED STOCK
Preferred stock, $0.01 par value; 49,116,801 and 33,600,000 shares authorized at March 31, 2011 and 2010, respectively
Series A convertible preferred stock, 17,006,275 and 17,100,000 shares designated at March 31, 2011 and 2010; respectively; 15,740,285 shares issued and outstanding at March 31, 2011 and 2010; aggregate liquidation preference of $16,763,404 at March 31, 2011 and 2010, respectively.	16,564,708	16,564,708
Series B convertible preferred stock, 16,410,526 and 16,500,000 shares designated at March 31, 2011 and 2010, respectively; 16,036,346 shares issued and outstanding at March 31, 2011, and 2010; aggregate liquidation preference of $11,999,998 at March 31, 2011 and 2010, respectively.	11,897,738	11,897,738
Series C convertible preferred stock, 15,700,000 shares designated at March 31, 2011; 15,621,609 shares issued and outstanding at March 31, 2011; aggregate liquidation preference of $24,489,996 at March 31, 2011.	24,387,945	—

	52,850,391	24,462,446

STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value; 68,000,000 and 50,000,000 shares authorized at March 31, 2011 and 2010, respectively; 8,571,573 and 8,535,761 shares issued and outstanding at March 31, 2011 and 2010, respectively;	85,716	85,358
Additional paid-in capital	4,025,914	3,805,485
Accumulated deficit	(41,454,652)	(30,154,509)

Total stockholders’ deficit	(37,343,022)	(26,263,666)

Total liabilities, preferred stock and stockholders’ deficit	$169,868,926	$68,024,026

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation
Consolidated Statements of Operations

	For the Years Ended March 31,
	2011	2010
Revenues
Member loans
Interest income, net	$836,331	$1,316,849
Interest expense	(975,324)	(1,424,429)

Net interest loss, member loans	(138,993)	(107,580)
Provision for loan losses	(430,652)	(1,423,075)

Net interest loss after provision for loan losses	(569,645)	(1,530,655)

CM Loans and Notes, fair value
Interest income, CM Loans, net	8,900,563	1,467,537
Interest income/(expense), Notes, net	(2,227,410)	795,518

Net interest income, CM Loans and Notes, fair value	6,673,153	2,263,055

Amortization of loan servicing rights	17,862	28,647
Other Revenue	324,477	75,901

Total income from operations	6,445,847	836,948

Operating expenses
Sales, marketing and customer service	11,855,890	6,138,798
Engineering	1,951,987	1,749,153
General and administrative	3,938,113	3,204,133

Total operating expenses	17,745,990	11,092,084

Loss before provision for income taxes	(11,300,143)	(10,255,136)
Provision for income taxes	—	—
Net loss	(11,300,143)	(10,255,136)

Net loss attributable to common stockholders	$(11,300,143)	$(10,255,136)

Basic and diluted net loss per share	$(1.32)	$(1.23)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,562,005	8,350,219
The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation
Consolidated Statements of Preferred Stock and Stockholders’ Deficit

								Total
					Additional		Total	Preferred Stock
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	and Stockholders’
	Shares	Amount	Shares	Amount	Capital	Defecit	Deficit	Deficit

Balances, March 31, 2009	31,776,631	$28,462,446	8,220,685	$82,207	$3,444,301	$(19,899,373)	$(16,372,865)	$12,089,581

Stock-based compensation expense	—	—	—	—	154,134	—	154,134	154,134

Issuance of Series B convertible preferred stock warrants in connection with term loan agreements	—	—	—	—	184,860	—	184,860	184,860

Issuance of common stock options upon exercise of options	—	—	94,076	941	24,400	—	25,341	25,341

Issuance of common stock options upon exercise of warrants			221,000	2,210	(2,210)	—	0	0

Net loss	—	—	—	—	—	(10,255,136)	(10,255,136)	(10,255,136)

Balances, March 31, 2010	31,776,631	28,462,446	8,535,761	85,358	3,805,486	(30,154,509)	(26,263,665)	2,198,780

Stock-based compensation expense	—	—	—	—	210,591	—	210,591	210,591

Issuance of Series C convertible preferred stock for cash, net of issuance costs of $102,051	15,621,609	24,387,945					—	24,387,945

Issuance of Series C convertible preferred stock warrants in connection with loan agreements	—	—	—	—	788	—	788	788

Issuance of common stock options upon exercise of options	—	—	35,812	358	9,050	—	9,409	9,409

Net loss	—	—	—	—	—	(11,300,143)	(11,300,143)	(11,300,143)

Balances, March 31, 2011	47,398,240	$52,850,391	8,571,573	$85,716	$4,025,914	$(41,454,652)	$(37,343,021)	$15,507,370

The accompanying notes are an integral part of these consolidated financial statements

LendingClub Corporation
Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(11,300,143)	$(10,255,136)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	78,754	71,056
Non-cash interest expense	9,221,445	3,928,661
Non-cash interest income	(8,932,088)	(3,633,051)
Stock based compensation expense	210,591	154,134
Change in fair value of loan servicing rights	10,036	33,975
Interest capitalized on loans	214,329	50,079
Provision for loan losses	430,652	1,423,075
Changes in operating assets and liabilities
Other receivables	(44,812)	18,638
Deposits	(7,622)	96,414
Prepaid expenses and other assets	179,531	(178,760)
Accounts payable	(163,008)	(207,762)
Accrued expenses	619,693	406,995
Deferred revenue	(21,605)	(33,976)

Net cash used in operating activities	(9,504,247)	(8,125,658)

Cash flows from investing activities
Member loans originated	(6,457,300)	(5,263,525)
Origination of CM Loans held at fair value	(142,339,378)	(61,820,800)
Repayment of member loans originated	4,934,504	5,599,583
Repayment of CM Loans held at fair value	42,644,778	10,934,102
Increase/Decrease in restricted cash	490,000	(900,000)
Purchase of property and equipment	(162,918)	(61,890)

Net cash used in investing activities	(100,890,314)	(51,512,530)

Cash flows from financing activities:
Proceeds from issuance of loan payable	—	4,200,000
Proceeds from issuance of Notes held at fair value	150,619,450	62,384,880
Payments on notes payable	(5,907,151)	(5,450,037)
Payments on Notes held at fair value	(47,951,608)	(10,948,362)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	24,387,945	—
Proceeds from issuance of common stock	9,408	25,340

Net cash provided by financing activities	121,158,044	50,211,821

Net increase (decrease) in cash and cash equivalents	10,763,483	(9,426,367)

Cash and cash equivalents — beginning of period	2,572,174	11,998,541

Cash and cash equivalents — end of period	$13,335,657	$2,572,174

Supplemental disclosure of cash flow information:

Cash paid for interest	$11,862,192	$3,967,761

Supplemental disclosure of non-cash investing and financing activities:

Reclassification of member loans held for investment to CM Loans held at fair value	$1,616,996	$564,080

Issuance of Series B convertible preferred stock warrants in exchange for term loan agreement	$—	$184,860

The accompanying notes are an integral part of these consolidated financial statements.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
1. Nature of Organization and Periods Presented
Organization and Operation
LendingClub Corporation (the “Company” or “LendingClub”) is an online platform that enables its borrower members to borrow money and investors to purchase notes, the proceeds of which fund loans made to individual borrower members. We allow qualified borrower members to obtain loans with interest rates that they find attractive. Since October 13, 2008, our investor members have had the opportunity to purchase Notes issued by us for a designated corresponding member loan or “CM Loans”. The Notes are dependent for payment on CM Loans and offer interest rates and credit characteristics that the investor members find attractive. From the launch of our platform in May 2007 until April 7, 2008, we did not offer Notes on our platform. Instead, our platform allowed investor members to purchase assignments of unsecured member loans directly. We also from time to time fund member loans ourselves, which we refer to as “member loans”.
All member loans are unsecured obligations of individual borrower members with fixed interest rates and three and five year maturities. The member loans are originated through our website, funded by WebBank, an FDIC-insured, state chartered industrial bank organized under the laws of the state of Utah, at closing and immediately assigned to us upon closing. As part of operating our platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agency such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of member loan requests. We service member loans on an ongoing basis.
LendingClub was incorporated in Delaware in October 2006, and in May 2007 began operations as an application on Facebook.com. In August 2007, we expanded our operations with the launch of our public website, www.lendingclub.com. As of March 31, 2011, our platform has facilitated 24,940 member loans since our launch in May 2007.
We have been operating since December 2007 pursuant to an agreement with WebBank, an FDIC-insured, state chartered industrial bank organized under the laws of the State of Utah. WebBank serves as the initial creditor for all loans originated through our platform. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis. As of March 31, 2011, we do not offer member loans in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.
In October 2010, we formed a subsidiary, LC Advisors, LLC, a California limited liability company (“LCA”), which is wholly-owned by LendingClub. LCA has registered with the SEC as an investment advisor and also acts as the general partner to two private investment funds for accredited investors with differing investment strategies. In connection with the funds, we formed a Delaware business trust to act as a bankruptcy remote entity for holding certain assets of the funds separate and apart from the assets of LendingClub. LendingClub and the trust have entered into a servicing agreement whereby LendingClub services the loans acquired by the trust in a manner identical to other loans and earns a servicing fee equal to 40 basis points. LCA commenced operations after January 1, 2011.
We started offering the funds in March 2011 through a private placement. As of March 31, 2011, the funds had approximately $800,000 in assets with $4.8 million in escrow, which was contributed to the Funds on April 1, 2011. LCA earns a management fee paid by the limited partners of the funds, which is based on the amount of assets of each fund. As of March 31, 2011, the aggregate amount of management fees earned by LCA was not material to the operations of the business as a whole.
As of March 31, 2011, the amount of trust certificates that the funds purchased from the trust that relate to loans purchased by the trust from LendingClub was $696,950.
Periods Presented
The Company’s fiscal year end is March 31. In the accompanying consolidated financial statements and related footnotes, the fiscal year 2010 is based on the year ended March 31, 2010, and the fiscal year 2011 is based on the year ended March 31, 2011.

Reclassifications
Certain prior period balances have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ deficit.
2. Summary of Significant Accounting Policies
Consolidation Policies
The consolidation financial statements include the accounts of the company and entities in which it, directly or indirectly, is determined to have a controlling financial interest under the following set of guidelines:
Variable Interest Entities (“VIEs”) — The Company determines whether, if by design, an entity has equity investors who lack the characteristics of a controlling financial interest or does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary. The primary beneficiary of the funds we manage that are determined to be VIEs is the party that absorbs a majority of the VIEs expected losses or receives a majority of the expected residual returns as a result of holding variable interests. For other types of VIEs the primary beneficiary is the party that (i) has the power to direct the activities of the entity that most significantly impacts the entity economic performance; and (ii) has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity.
Special Purpose Entities — For entities determined not to be VIEs, the Company considers those entities in which it has an investment of greater than 50% and has control over significant operating, financial and investing decisions of the entity. Additionally, the Company consolidates entities in which the Company is a substantive, controlling general of the investment manager with decision making rights. Although we only hold a residual interest in the trust, the Company has consolidated the trust’s operations and all intercompany accounts have been eliminated.
Management Fees
LCA as General Partner of the funds receives management fees. The management fee is payable monthly, in arrears, and pro-rated on a daily basis for periods shorter than one month. The management fee percentage ranges from 0.55% to 0.75% based upon a limited partner’s capital account balance as of the end of each month.
Liquidity
We have incurred operating losses since our inception. For the years ended March 31, 2011 and 2010, we incurred net losses of $11,300,143 and $10,255,136, respectively. For the years ended March 31, 2011 and 2010, we had negative cash flows from operations of $9,504,247 and $8,125,658, respectively. Additionally, we have an accumulated deficit of $41,454,652 since inception and a stockholders’ deficit of $37,343,022, each as of March 31, 2011.
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
During the year ended March 31, 2010, we raised $4,200,000 through the issuance of notes payable in connection with our May 2009 term loan and our private placement notes, see Note 8 — Loans Payable. During the year ended March 31, 2011 we issued 15,621,609 shares of Series C convertible preferred stock for aggregate cash consideration of $24,489,996. In connection with our private placement of Series C convertible preferred stock, we incurred transaction expenses, recorded as an offset to gross proceeds, of $102,051 to date.
Use of estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Cash and cash equivalents
Cash and cash equivalents include various deposits with financial institutions in checking and short-term money market accounts. We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents.
Restricted cash
At March 31, 2011 and March 31, 2010, restricted cash consisted primarily of funds held in escrow in certificates of deposit or money market accounts, at the banks associated with the loan facilities described in Note 8 — Loans Payable, and by our operating banks as security for transactions on our platform.
Member loans held for investment
We fund member loans ourselves from time to time to ensure a sufficient level of funding for borrower members. The majority of funds for such loans were obtained through our borrowings under loan facilities with various entities (see Note 8 — Loans Payable). For the twelve months ended March 31, 2011 and 2010, we had funded an aggregate total of $6,457,300 and $4,646,550, respectively, of member loans to borrower members. These member loans are classified as held for investment based on management’s intent and ability to hold such member loans for the foreseeable future or to maturity. Member loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses incurred as of the balance sheet date. A member loan’s cost includes its unpaid principal balance along with unearned income, comprised of fees charged to borrower members offset by incremental direct costs for loans originated by us. Unearned income is amortized ratably over the member loan’s contractual life using the effective interest method.
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

Our estimate of the required allowance for loan losses is developed by estimating both the rate of default of the loans within each FICO band, a loan’s collection status, the borrower’s FICO score at or near the evaluation date, and the amount of probable loss in the event of a borrower member default. Loan losses are charged against the allowance when management believes the loss is confirmed. We make an initial assessment of whether a specific reserve is required on each delinquent loan no later than the 150th day of delinquency of that loan. As of March 31, 2011, we had identified and fully reserved $26,297 on 14 loans. Our aggregate allowance for loan losses was $329,885 at March 31, 2011, while as of March 31, 2010, we had identified and fully reserved $144,312 on 29 loans, and our aggregate allowance for loan losses was $781,758. For the year ended March 31, 2011, we charged off a total of 262 loans with an aggregate principal balance of $882,525. For the year ended March 31, 2010, we charged off a total of 344 loans with an aggregate principal balance of $1,752,043.
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

Long-lived assets
In accordance with FASB ASC 360, “Property, Plant, and Equipment”, the Company evaluates potential impairments of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value. At March 31, 2011 and 2010, there was no impairment.
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
Advertising costs
Advertising costs are expensed as incurred. Advertising expenses included in sales, marketing and customer service operating expenses were $1,769,508 and $753,496 for the years ended March 31, 2011 and 2010, respectively.
Revenue recognition
Revenues primarily result from interest income and transaction fees earned on member loans originated through our online platform. Transaction fees include origination fees (borrower member paid) and servicing fees (investor member paid). Together we classify interest and fees earned on member loans as interest income (See Note 14 — Net Interest Income).
Revenues related to member loan origination fees are recognized in accordance with FASB ASC 310-20 guidance on nonrefundable fees and other costs. The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of March 31, 2011, ranged from 2.00% to 5.00% of the aggregate member loan amount. The member loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A member loan is considered issued when we move funds on our platform from the investor members’ accounts to the borrower member’s account, following which we initiate an Automated Clearing House (“ACH”) transaction to transfer funds from our platform accounts to the borrower member’s bank account.
Servicing fee revenue is recognized in accordance with FASB ASC 860 guidance on transfers and servicing of financial assets. Currently, a 1.00% service fee, based on any payments received, is charged to the investor at the time that we receive any payments from the borrower member. The service fee is deducted from any payments received on a member loan before the net amounts of those payments are allocated to the investors’ accounts.
Our treatment of interest and fee revenue is determined by the category that each member loan origination falls into, which are:
•	Member Loans Funded Directly by Third Party Member — Member loans originated through our platform and sold to third party investor members until April 7, 2008.
•	Member Loans Funded by Notes, known as CM Loans — CM Loans originated on or after October 13, 2008 and funded by Notes.
•	Member Loans Funded by LendingClub — Member loans we funded ourselves, irrespective of when originated.
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

At March 31, 2011 and 2010, gross future expected servicing fees related to these member loans were estimated to be $536 and $22,141, respectively, net of estimated future loan losses that would impair the value of this asset, which losses were estimated using those methods described in Allowance for loan losses in this footnote above.
Since the earnings process is deemed to be complete at the time these member loans were transferred to the investors, and because there is no recourse to us in the event of default by the borrower member, we recognized 100% of the origination fee as revenue at the time the member loan was transferred to the purchaser and included the fee in interest income.
Member Loans, Funded by Notes, known as CM Loans
Investor members are no longer able to directly purchase member loans. Rather, as described above, each CM loan is recorded as a note receivable funded by us, while Notes, which are special limited recourse obligations of LendingClub corresponding to those CM Loans, are recorded as Notes issued by us to investors. After we receive payments of principal and interest on the CM Loans, we in turn make principal and interest payments on the Notes. These principal payments reduce the carrying value of both the CM Loans and Notes. If we do not receive a payment on the CM Loan, we are not obligated to and will not make any payments on the corresponding Notes. We account for the CM Loans and Notes under the provisions of FASB ASC 825 as described above.
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
In accordance with FASB ASC 825, we include the estimated amount of unrealized gains or losses included in earnings during the period attributable to changes in instrument-specific credit risk and how the estimated unrealized gains or losses attributed to changes in instrument-specific credit risk were determined. As such, we do not record a specific loan loss allowance related to CM Loans and Notes in which we have elected the fair value option. Rather, we estimate the fair value of CM Loans and Notes using discounted cash flow methodologies and make credit risk related adjustments for both the rate of default of the CM Loans and Notes and the amount of loss in the event of default using methodologies similar to those used for member loans we have funded ourselves. At origination and at each reporting period, we recognize as interest expense an amount equal to our estimated loan losses for the CM Loans, and interest income in an amount equal to our estimated loan losses on these Notes. As the CM Loans are amortizing at slightly higher interest rates than the Notes due to the impact of the servicing fee, the amount of interest expense related to estimated loan losses on the CM Loans will always be slightly higher than the estimated interest income from loan losses on the Notes. Our net interest income related to these CM Loans and Notes is further described in Note 14— Net Interest Income.
Member Loans Funded by LendingClub
Since inception of the Company up through March 31, 2011, we have funded and retained a total of approximately $17.9 million of member loans originated through the platform. When a member loan has been funded in whole, or in part, by us, we retain the portion of the borrower member’s monthly loan payment that corresponds to the percentage of the member loan that we have funded. In these cases, we record interest income on these member loans.
Origination fees from member loans funded by us are offset by our direct loan origination costs. The net amount is initially deferred and subsequently amortized ratably over the term of the member loan as an adjustment to yield, and is reported in the accompanying statements of operations as interest income. As of March 31, 2011 and 2010, we had net unamortized deferred loan origination costs of $162,945 and $51,383, respectively (see Note 4 — Member Loans). These deferred loan origination costs will be amortized monthly as interest expense/(income) through the remaining life of the related, member loans.
Concentrations of credit risk
Financial instruments that potentially subject us to significant concentrations of credit risk, consist principally of cash, cash equivalents, restricted cash, member loans, and CM Loans held at fair value. We hold our cash, cash equivalents and restricted cash in accounts at high-credit quality financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet periodically exceeds the FDIC insured amounts. We perform credit evaluations of our borrower members’ financial condition and do not allow borrower members to have more than two member loans outstanding at any one time. We do not require collateral for member loans, but we maintain allowances for potential credit losses, as described above. Potential credit risk to LendingClub from CM Loans is mitigated by the corresponding Notes.

Stock-based compensation
We apply FASB ASC 718 guidance regarding the stock based compensation to account for equity awards made to employees. FASB ASC 718 requires all share-based payments made to employees, including grants of employee stock options, restricted stock and employee stock purchase rights, to be recognized in the consolidated financial statements based on their respective grant date fair values. FASB ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.
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
Change in Accounting Policy
On January 1, 2011, we had a change in accounting policy for stock compensation expense allocation method. In prior years, we used the graded method to calculate our stock compensation expense; however, in 2011 we changed our methodology to the straight line method. This method is preferable as it more accurately reflects the pattern of service provided by the employee. The change was accounted for through retrospective application of the new accounting policy as of April 1, 2010. The adoption of this new accounting policy did not have a material impact on the consolidated financial statements for periods prior to fiscal 2011. See Note 12 Stock Baesd Compensation for further discussion of this change in accounting policy.
New accounting pronouncements
In July 2010, the FASB issued Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires further disaggregated disclosures that improve financial statement users’ understanding of: 1) the nature of an entity’s credit risk associated with its financing receivables and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. For public entities, the new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. Since we only file consolidated financial statements with the SEC and do not meet any of the following conditions as listed below, we are considered a nonpublic entity with respect to determination of the effective date of ASU 2010-20:
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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. ASU No. 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.
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
The following table details the computation of the basic and diluted net loss per share:

	Years Ended March 31,
	2011	2010

Net loss attributable to common stockholders	$(11,300,143)	$(10,255,136)

Weighted-average common shares outstanding, basic and diluted	8,562,005	8,350,219
Net loss per common share:

Basic and diluted	$(1.32)	$(1.23)
4. Member Loans
Member loans funded by us and held for investment are as follows:

	Years Ended March 31,
	2011	2010

Member loans, net of charge offs	$5,746,644	$8,275,561
Deferred origination costs/(revenue), net	(162,945)	51,383

Net Loans	5,583,699	8,326,944
Allowance for loan losses	(329,885)	(781,758)

Member loans, net	$5,253,814	$7,545,186

Ratio of allowance for loan losses to net loans	6.3%	10.4%
As of March 31, 2011, we had identified and fully reserved $26,297 on 14 loans, and our aggregate allowance for loan losses was $329,885. As of March 31, 2010, we had identified and fully reserved $144,312 on 29 loans. For the twelve months ended March 31, 2011, we charged off a total of 262 loans with an aggregate principal balance of $882,526, while during the twelve months ended March 31, 2010, we charged off a total of 344 loans with an aggregate principal balance of $1,752,043.

Changes in the allowance for loan losses, the composition of the allowance for loan losses and the allowance for loan losses were as follows:

Balance at March 31, 2009	$1,110,726
Charge offs	(1,752,043)
Provision for loan losses	1,423,075

Balance at March 31, 2010	781,758
Charge offs	(882,525)
Provision for loan losses	430,652

Balance at March 31, 2011	$329,885

We believe that the credit and interest rate risks of our member loans held for investment are substantially similar to those of our CM Loans, which we measure at fair value (see Note 5 — CM Loans and Notes at Fair Value). In fact, both of these instruments are originated through our lending platform, and in some instances a portion of a member loan may be funded by us, while another portion of that same member loan will become a CM Loan funded by Notes. Further, because of the similarity of these loan categories, our methodology for recording realized and unrealized gains on our CM Loans is substantially similar to the methodologies we use to measure our provision for loan loss allowances and charge offs on our member loans held for investment, funded by us (see Note 2 — Summary of Significant Accounting Policies, Revenue Recognition, Member Loans Originated as CM Loans). Based on these similarities, we therefore believe that the fair value of our member loans held for investment is equivalent to their carrying value.
5. CM Loans and Notes Held at Fair Value
At March 31, 2011 and 2010, we had the following assets and liabilities measured at fair value on a recurring basis:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
March 31, 2011
Assets

CM Loans	$—	$—	$149,971,989	$149,971,989
Liabilities

Notes	$—	$—	$149,777,817	$149,777,817

March 31, 2010
Assets
CM Loans	$—	$—	$56,056,228	$56,056,228

Liabilities

Notes	$—	$—	$56,042,064	$56,042,064
Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended March 31, 2011:

	CM Loans	Notes
Fair value at March 31, 2009	$8,239,909	$8,238,597
Originations	61,820,800	62,384,880
Reclassification of member loans held for investment	564,080	—

Principal repayments	(10,934,102)	(10,948,362)

Outstanding principal	59,690,687	59,675,115
Realized and unrealized gains/(losses) included in earnings	(3,634,459)	(3,633,051)

Fair value at March 31, 2010	56,056,228	56,042,064
Originations	142,339,378	151,316,400
Reclassification of member loans held for investment	1,616,996	—
Principal repayments	(42,644,778)	(47,951,608)

Outstanding principal	157,367,824	159,406,856
Realized and unrealized gains/(losses) included in earnings	(7,395,835)	(9,629,039)

Fair value at March 31, 2011	$149,971,989	$149,777,817

The majority of realized and unrealized gains/(losses) included in earnings are attributable to changes in instrument-specific credit risk and are reported on the “Interest income, CM Loans, net” and “Interest income, Notes, net” line items. The majority of total realized and unrealized gains/(losses) were related to Level 3 instruments held at March 31, 2011.
At March 31, 2011, we had 92 CM Loans representing $706,930 of outstanding CM Loan principal, $347,112 of CM Loan fair value, and $346,224 of Notes principal fair value which were 90 days or more delinquent. At March 31, 2010, we had five CM Loans representing $23,650 of outstanding CM Loan principal, $12,154 of CM Loan fair value and $12,148 of Notes principal fair value which were 90 days or more delinquent.
6. Property and Equipment
Property and equipment consists of the following:

	Est. Useful Life	March 31,
	(Years)	2011	2010

Computer equipment	3	$272,016	$148,057
Computer software	5	113,783	113,783
Furniture and fixtures	5	36,410	5,996
Domain name	5	20,952	20,952
Leasehold Improvement	3	19,447	10,902

Total		462,608	299,690
Accumulated depreciation and amortization		(247,617)	(168,863)

Property and equipment, net		$214,991	$130,827

7. Accrued Expenses

	March 31,
	2011	2010

Accrued professional fees	$847,890	$450,590
Accrued compensation	602,965	380,322
Accrued sales tax and filing fees	82	332

Total accrued expenses	$1,450,937	$831,244

8. Loans Payable
Loans payable consist of the following:

	March 31,
	2011	2010

Growth capital term loan	$1,166,268	$2,912,421
Unamortized discount on growth capital term loan	(38,189)	(90,260)
Financing term loan	1,214,482	3,600,082
Unamortized discount on financing term loan	(39,792)	(150,595)
Private placement notes	590,432	2,365,830
Unamortized discount on notes payable	(20,615)	(130,371)

Total loans payable, net of debt discount	$2,872,586	$8,507,107

At March 31, 2011, future maturities due on all loans payable were as follows:

Year ending March 31,
2012	$2,601,694
2013	369,488

2,971,182
Less amount representing debt discount	(98,596)

Total loans payable	$2,872,586

Growth capital term loan
In October 2007, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, that allowed for borrowings of up to $3,000,000 for working capital needs. In October 2008, we amended the agreement to increase available borrowing to $4,000,000. The loan is secured by substantially all of our assets except our intellectual property rights, payments received on our CM Loans, and certain deposit accounts. Borrowings bear interest at a fixed rate of 8.5% per annum. Each advance is repayable in 36 equal monthly installments of principal and interest commencing the first day of the month following the advance. The growth capital term loan also requires us to maintain a certificate of deposit with the bank of $150,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. In December 2008, we drew down the remaining $1,000,000 of availability under this line. At March 31, 2011, no amounts were available for future financing under this agreement.
In connection with this growth capital term loan and its subsequent amendments, we issued fully exercisable warrants to purchase 164,320 shares of Series A convertible preferred stock at an exercise price of $1.065 per share, for which we recorded debt discounts of $105,913. Amortization of the debt discounts recorded for this loan, as amended, was $52,071 and $63,547 in the years ended March 31, 2011 and 2010, respectively, and were recorded as interest expense.
Effective August 3, 2009, we amended and restated the Growth Capital Term Loan as further described in this footnote below.
Financing term loan- February 2008
In February 2008, we entered into a loan and security agreement with Gold Hill Venture Lending 03, LP, or Gold Hill, that provided for financing of up to $5,000,000 to be lent out to borrower members funded by us. The financing term loan was available for advances through June 30, 2008, but was subsequently amended in October 2008 to allow availability through December 31, 2008. The interest rate is fixed at 10.0% per annum. The agreement requires that proceeds received from borrower member payments on member loans funded by us be used to pay down the financing term loan. The financing term loan is secured by substantially all of our assets except our intellectual property rights, payments received on the CM Loans, and certain deposit accounts. The financing term loan requires us to maintain a certificate of deposit with a bank of $250,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. At March 31, 2011, no amounts were available for future financing under this agreement.
In connection with this loan agreement, we issued fully exercisable warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at a price of $1.065 per share and recorded total debt discounts of $277,962. Amortization of the debt discounts recorded for this loan were $110,803 and $120,897 in the years ended March 31, 2011 and 2010, respectively, and was recorded as interest expense.
Effective August 3, 2009, we amended and restated the financing term loan as further described in this footnote below.

Term loan — May 2009
On May 18, 2009, we entered into another secured loan facility, the May 2009 term loan, with SVB and Gold Hill as co-lenders, and amended the growth capital term loan and financing term loan to accommodate the new borrowing. The May 2009 term loan allows us to borrow up to $4,000,000 at an interest rate of 10.0% per annum. We also paid a commitment fee of $20,000 and $9,850 of the lenders’ expenses in connection with the facility. The borrowings were used to fund member loans. The borrowings are secured by a blanket lien on substantially all of our assets, except our intellectual property rights, certain deposit accounts and payments received on CM Loans. Additionally, the May 2009 term loan was secured with a certificate of deposit in the amount of $300,000 until repayment. This amount is included in restricted cash in the accompanying balance sheets. The lenders also received the right to invest up to $500,000 each in our next round of equity financing on the same terms offered to other investors. On a monthly basis, we also agreed to maintain a minimum collateral ratio calculated as (i) the sum of the certificate of deposit collateral and the outstanding balance of member loans funded with the borrowing which are current in their payment status to (ii) the outstanding balance under the loan facility. In the event that the minimum collateral ratio is less than the minimum allowed under the agreement, we must increase the certificate of deposit to meet the minimum collateral ratio. At March 31, 2011, no amounts were available for future financing under this agreement.
In connection with this loan facility, we issued fully exercisable warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share and recorded total debt discounts of $184,860. Amortization of these debt discounts is included in the amortization of debt discounts presented above for the growth capital term loan and the financing term loan.
Effective August 3, 2009, we amended and restated the financing term loan as further described in this footnote below.
Amended and restated term loan — August 2009
Effective August 3, 2009, we consolidated the May 2009 term loan, the Growth capital term loan and the Financing term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan. As a result of the consolidation, borrowings under the May 2009 term loan were split equally between and consolidated under the amended and restated growth capital term loan and an amended and restated financing term loan. The terms of these two remaining amended and restated agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on the CM Loans. Additionally, the amended and restated agreements continue to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment. Further, under the amended and restated agreements, we agreed to maintain the same minimum collateral ratio as established in the May 2009 term loan. At March 31, 2011, we do not have any remaining capacity under these agreements as we have fully drawn down the entire $13,000,000 of combined availability under the amended and restated growth capital term loan and an amended and restated financing term loan. As of March 31, 2011, our outstanding balance under these agreements, net of debt discounts, totaled $2,302,769.
Private placement notes
During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,707,964. Each private placement note is repayable over three years and bears interest at the rate of 12% per annum. In June and July 2009, we issued an additional $200,000 of private placement notes which bear interest at the rate of 8% per annum. We are using the proceeds of these private placement notes to fund member loans. In connection with origination of these private placement notes, we issued fully exercisable warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock (see Note 10 — Preferred Stock). Upon issuance of the warrants, we recorded a debt discount of $329,271, and amortization of the debt discount was recorded as interest expense of $109,757 and $109,757 for the years ended March 31, 2011 and 2010, respectively.
9. Related Party Transactions
Of the private placement notes described in Note 8 — Loans Payable, $450,000 of original principal was invested by related parties on terms identical to those of given to the other private placement note investors. At March 31, 2011 and 2010, the outstanding principal balance of these notes was $51,108 and $213,579, respectively.
On November 1, 2010, we appointed Mr. Simon Williams to serve as a member of the Company’s Board of Directors. In connection with his appointment, Mr. Williams was granted an option of 299,955 shares of the Company’s common stock with an exercise price of $0.41 to vest over four years pursuant to the Company’s 2007 incentive stock option plan.
On February 23, 2011 we granted to Mr. Simon Williams an option of 32,000 shares of the Company’s common stock with an exercise price of $0.41 pursuant to the Company’s 2007 incentive stock option plan. This option was granted to Mr. Williams who is Chairman and CEO of Camelot Financial Capital Management in connection with the consulting services that his firm provided to LendingClub.

The Company paid to Camelot Financial Capital Management during the year ended March 31, 2011 and 2010, $39,762 and $30,000, respectively for consulting services that they provided to the Company. Additionally, we issued a warrant to purchase 9,568 shares of our common stock to Mr. Daniel T. Ciporin with an exercise price of $1.5677 per share. The warrant will terminate in February 2021.
10. Preferred Stock
Convertible preferred stock
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
A complete description of the rights, preferences, privileges and restrictions of our common stock and the Series A, Series B, and Series C convertible preferred stock is included in the Amended and Restated Certificate of Incorporation, as amended. The outstanding shares of convertible preferred stock are not redeemable. None of our convertible preferred stock is considered permanent equity based on the guidance of SEC Accounting Series Release No. 268, “Presentation in Consolidated Financial Statements of Redeemable Preferred Stocks.” The significant terms of outstanding Series A, Series B, and Series C convertible preferred stock are as follows:
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

11. Stockholders’ Deficit
Common stock
As of March 31, 2011, we have shares of common stock issued and outstanding for future issuance as follows:

Convertible preferred stock, Series A	15,740,285
Convertible preferred stock, Series B	16,036,346
Convertible preferred stock, Series C	15,621,609
Options to purchase common stock	7,527,219
Options available for future issuance	1,408,986
Convertible preferred Series A stock warrants	1,265,990
Convertible preferred Series B stock warrants	374,180
Common stock warrants	265,945

Total common stock reserved for future issuance	58,240,560

During the year ended March 31, 2011, we issued 35,812 shares of common stock in exchange for proceeds of $9,407 upon the exercise of employee stock options. No warrants were exercised during the year ended March 31, 2011. During the year ended March 31, 2010, we issued 94,076 shares of common stock in exchange for proceeds of $25,341 upon the exercise of employee stock options and 221,000 shares upon the exercise of warrants for $0.
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
In February 2011, in connection with the issuance of Notes, we issued fully exercisable warrants to purchase 155,482 shares of common stock at $1.5677 per share. The warrants may be exercised at any time on or before February 2021. The fair value of these warrants was estimated to be $19,086 using the Black-Scholes option pricing model with the following assumptions: a volatility of 46.31%, a contractual life of 10 years, no dividend yield and a risk-free interest rate of 3.49%.
12. Stock-Based Compensation
Under our 2007 Stock Incentive Plan, or the Option Plan, we may grant options to purchase shares of common stock to employees, executives, directors and consultants at exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory options. An aggregate of 9,261,778 shares have been authorized for issuance under the Option Plan. These options generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 12 quarters thereafter.
If an employee’s employment is terminated prior to fully vesting in options that have been early exercised, we may repurchase the common stock associated with unvested options at the original exercise price. As of March 31, 2011, none of the option holders have chosen to early exercise.

We used the Black-Scholes option pricing model for estimating the fair value of stock options granted with the following assumptions for the year ended March 31, 2011 and 2010:

	Years Ended March 31,
	2011	2010
Expected dividend yield	0%	0%
Expected volatility	46.31%-46.65%	53.8%-61.5%
Risk-free interest rates	.025%-2.45%	2.72%-3.60%
Expected life	6.25-10.00 years	5.92-10.00 years
We have elected to use the calculated-value method under FASB ASC 718 to calculate the volatility assumption for fiscal 2011 and 2010. The expected life represents the period of time that stock options are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules, and expectations of future exercise patterns and post-vesting employee termination behavior. Given our limited operating history, the simplified method was applied to calculate the expected term. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. We have paid no cash dividends and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in our option-pricing models.
Options activity under the Option Plan is summarized as follows:

	Options Issued and Outstanding
	Options Issued	Weighted Average
	and Outstanding	Exercise Price
Balances at March 31, 2009	1,878,550	$0.27
Options Granted	2,195,978	0.23
Options Exercised	(94,076)	0.27
Options Cancelled	(1,041,952)	0.24

Balances at March 31, 2010	2,938,500	0.25
Options Granted	4,907,407	0.41
Options Exercised	(35,812)	0.26
Options Cancelled	(282,876)	0.24

Balances at March 31, 2011	7,527,219	$0.40

Options outstanding and exercisable at March 31, 2011 were 1,852,521 at an weighted average exercise price of $0.26.
A summary by exercise price of outstanding options, vested options, and options vested and expected to vest at March 31, 2011, is as follows:

Exercise Price and		Weighted Average Remaining
Weighted Average	Number of Options	Contractual Life of		Number of Options Vested
Exercise Price	Outstanding	Outstanding Options (Years)	Number of Options Vested	and Expected to Vest
$0.23	1,213,562	7.79	569,213	1,179,751
$0.27	1,446,250	6.64	1,230,403	1,440,303
$0.41	4,867,407	9.53	52,905	4,558,711

A summary by outstanding options, vested options and options vested and expected to vest at March 31, 2011, is as follows:

		Weighted Average
	Number of	Remaining Contractual	Weighted Average
	Options	Life (Years)	Exercise Price

Options Outstanding	7,527,219	8.69	$0.36

Vested Options	1,852,521	6.79	$0.26

Options Vested and Expected to Vest	7,178,766	8.66	$0.35
The following table presents details of stock-based compensation expenses by functional line item for the periods indicated:

	Years Ended March 31,
	2011	2010
Sales, marketing and customer service	$56,632	$39,960
Engineering	64,108	58,204
General and administrative	89,851	55,970

	210,591	154,134

Less stock-based compensation expense for non-employees	(39,486)	(5,663)

Total employee stock-based compensation expense	$171,105	$148,471

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.
During the years ended March 31, 2011 and 2010, we granted stock options to purchase 4,907,407 and 2,195,978 shares, respectively, of common stock with a weighted average grant date fair value of $0.41 and $0.13, respectively, per share. As of March 31, 2011, total unrecognized compensation cost was $903,910. The weighted average period in years over which the above amount is expected to be recognized is 3.06 years.
On January 1, 2011, we had a change in accounting policy for stock compensation expense allocation method. We applied this change retrospectively to April 1, 2010. In prior years, we used the graded method to calculate our stock compensation expense, however in 2011 we elected to change the allocation method to straight line method. This method is preferable as it more accurately reflects the pattern of service provided by the employee. Because the effect on the prior years was immaterial, an adjustment for prior fiscal years was not deemed necessary.
13. Income Taxes
The Company recorded no provision for income taxes in either of the years ended March 31, 2011 or 2010.
The Company’s effective tax rate differs from the statutory federal rate for fiscal 2011 and 2010, as follows:

	For the Year Ended		For the Year Ended
	March 31, 2011		March 31, 2010

Tax at federal statutory rate	$(3,835,868)	34.00%	$(3,486,389)	34.00%
State, net of federal benefit	(649,817)	5.76%	(586,153)	5.72%
Nondeductible items	180,927	1.60%	(191,680)	1.87%
Credits	(152,937)	1.36%	(74,307)	0.72%
Change in valuation allowance	4,457,513	-39.51%	4,339,047	-42.32%
Change in rate	182	0.00%	(518)	0.01%

	$0	0.00%	$0	0.00%

The significant components of the Company’s deferred tax assets and liabilities as of March 31, 2011 and 2010, are as follows:

	March 31, 2011	March 31, 2010

Deferred tax assets
Depreciation and amortization	$12,894	$4,568
Net operating loss carry forwards	14,231,414	10,225,549
Reserves and accruals	1,455,461	1,156,319
Organizational and start-up costs	481,316	480,785
Credits	445,771	338,033

Gross deferred tax asset	16,626,856	12,205,254
Valuation allowance	(16,626,856)	(12,205,254)

Net deferred tax assets	—	—
Deferred tax liability	—	—
Net deferred tax assets (liability)	$—	$—

Due to the uncertainty surrounding the realization of the deferred tax asset in future tax returns, the Company has placed a full valuation allowance against its net deferred tax assets.
At March 31, 2011 and 2010, the Company had federal net operating loss carry forwards of approximately $35,876,557 and $25,737,946, respectively, to offset future federal taxable income and will expire commencing in 2027.
At March 31, 2011 and 2010, the Company had state net operating loss carry forwards of $34,718,238 and $25,388,029, respectively, to offset future state taxable income and will expire commencing in 2019.
At March 31, 2011 and 2010, the Company has federal research and development tax credit carry forwards of $340,860 and $249,843, respectively that expire commencing in 2027.
At March 31, 2011 and 2010, the Company has state research and development tax credit carry forwards of $384,092 and $304,344, respectively. The state tax credit may be carried indefinitely.
For federal and state purposes, a portion of the Company’s net operating loss carry forwards may be subject to limitations on annual utilization in case of a change in ownership, as defined by federal and state tax law. The amount of such limitations, if any, has not been determined.
The Company adopted the new provisions of FASB ASC Topic 740, Income Taxes on April 1, 2007. These new provisions clarify the accounting for uncertainty in tax positions and require that companies recognize in their consolidated financial statements the largest amount of a tax position that is more-likely-than-not to be sustained upon audit, based on the technical merits of the position. The adoption did not impact the Company’s financial condition, results of operations or cash flows for fiscal 2010 or 2011.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of these new provisions, the Company did not have any unrecognized tax benefits and associated accrued interest or penalties nor was any interest expense or penalties recognized during fiscal 2011.
As of March 31, 2011, the Company’s cumulative unrecognized tax benefit was approximately $181,238 and $138,547 which was netted against deferred tax assets with a full valuation allowance and if recognized there will be no effect on the Company’s effective tax rate. The aggregate changes in the balance of the Company’s unrecognized tax benefit were as follows:

Balance as of March 31, 2010	$138,547
Additions for tax positions related to the current year	46,305
Reductions for tax positions related to prior years	(3,614)

Balance as of March 31, 2011	$181,238

The Company does not believe the total amount of unrecognized benefit as of March 31, 2011, will increase or decrease significantly in the next twelve months. The Company files income tax returns in the U.S. federal jurisdiction and California jurisdictions. The Company’s tax years for 2006 and forward are subject to examination by the U.S. and California tax authorities as the statutes of limitation are still open.
14. Net Interest Income
Revenues primarily result from interest income and transaction fees. Transaction fees include origination fees (borrower member paid) and investor service charges (investor paid). Interest income is accrued and recorded in the accompanying statements of operations as collected. We classify interest and fees earned on our member loans together as interest income in these consolidated financial statements.
The following table summarizes net interest income (expense) as follows:

	Years Ended March 31,
	2011	2010
Interest income:
Member loans funded by LendingClub	$803,192	$1,289,290
CM Loans Funded by Notes
Interest and fees earned on CM Loans	17,847,614	5,101,995
Credit risk related adjustment (interest expense)	(8,947,051)	(3,634,458)
Cash and cash equivalents	33,139	27,559

Total interest income	$9,736,894	$2,784,386

Interest expense:
Notes, fair value
Interest and fees expensed on Notes	$11,159,498	$2,837,532
Credit risk related adjustment (interest income)	(8,932,088)	(3,633,050)
Loans payable	702,694	1,130,229
Amortization of debt discount on Loan	272,630	294,200

Total interest expense	$3,202,734	$628,911

A reconciliation of the table above to our Consolidated Statements of Operations is as follows:

Per table above:
Total interest income	$9,736,894	$2,784,386
Total interest expense	(3,202,734)	(628,911)

	$6,534,160	$2,155,475

Per Consolidated Statements of Operations:
Net interest income (loss), Member loans	$(138,993)	$(107,580)
Net interest income (loss), CM Loans and Notes, fair value	6,673,153	2,263,055

	$6,534,160	$2,155,475

15. Commitments and Contingencies
Operating leases
As of March 31, 2011, our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, were located in Redwood City, California. The lease was for 6,400 square feet with an option to acquire an additional 600 square feet on the same terms and conditions. The lease expires on December 31, 2011 but we have an option to terminate the lease early with a six month notice.
On November 18, 2010, we notified our landlord that we were providing the required 6 month’s notice to terminate the lease for our corporate headquarters. In April 2011, we entered into a sublease agreement for approximately 18,200 square feet of space in San Francisco, CA for our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions. The sublease has a term of 6 years and began on May 1, 2011. We can terminate the sublease upon 9 month’s notice prior to the third anniversary of the sublease. The average annual rent for our new corporate headquarters is approximately $42,000 and we pledged $200,000 as a security deposit. We believe that this new facility will be adequate to meet our current needs, that we have the ability to request more space as needed, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.
Effective June 1, 2010, we entered into a 12 month lease for approximately 238 square feet in Fairfield, Connecticut for use by our Chief Operating Officer. This lease may be extended for an additional 12 month lease term if the landlord is notified no later than 60 days prior to the leases’ expiration. On July 14, 2010, we entered into a month-to-month lease agreement for the lease of 250 square feet for a New York City office. We terminated this lease and office in October 2010. On August 8, 2010, we entered into a twelve month lease agreement for the lease of approximately 400 square feet for a second New York office. Notice was given on this lease in May 12, 2011 and will be terminated as of August 12, 2011.
Facilities rental expense for the fiscal year ending March 31, 2011 and 2010 was $311,322 and $235,735, respectively.
The sublease for our corporate headquarters is under a long-term non-cancelable operating leases expiring June 30, 2017, however we can terminate the sublease upon 9 month’s notice prior to our third anniversary of the sublease. At March 31, 2011, the approximate minimum future commitments payable under the non-cancelable contract for leased premises is as follows:

Operating Leases

2012	$455,525

2013	472,228

2014	490,449

Total	$1,418,202

16. Employee Benefit Plan
We maintain a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute their annual compensation up to the maximum limit imposed by federal tax law. The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through March 31, 2011.
17. Subsequent Events
Subsequent to March 31, and through the date immediately prior to the release of these consolidated financial statements, the following subsequent event occurred. In April 2011, we entered into a sublease agreement for approximately 18,200 square feet of space in San Francisco, CA for our corporate headquarters. The sublease has a term of 6 years and began on May 1, 2011. We can terminate the sublease upon 9 months notice prior to the third anniversary of the sublease. Refer to Note 15 for further discussion of the sublease agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2011

LendingClub Corporation

By:	/s/ Renaud Laplanche
Renaud Laplanche
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Renaud Laplanche Renaud Laplanche	Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2011

/s/ Carrie L. Dolan Carrie L. Dolan	Chief Financial Officer (Principal Financial Officer and	June 29, 2011
Principal Accounting Officer)

/s/ Jeffrey M. Crowe Jeffrey M. Crowe	Director	June 29, 2011

/s/ Daniel Ciporin Daniel Ciporin	Director	June 29, 2011

/s/ Rebecca Lynn Rebecca Lynn	Director	June 29, 2011

/s/ Simon Williams Simon Williams	Director	June 29, 2011

Exhibit Index

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of LendingClub Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s 8-K, filed April 14, 2010)

3.2	Amended and Restated Bylaws of LendingClub Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed June 17, 2009)

4.1
Form of three-year Member Payment Dependent Note (included as Exhibit A in Exhibit 4.5) (incorporated by reference to Exhibit 4.3 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

4.2
Form of Indenture between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of the Company’s Amendment #3 to Form S-1, Registration No. 333-151827, filed October 9, 2008)

4.3
First Supplemental Indenture, dated July 10, 2009, between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 of the Company’s Post-Effective Amendment No. 3, Registration No. 333-151827, filed July 23, 2009)

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

Exhibit
Number	Description

10.5
First Amendment to Amended And Restated Loan and Security Agreement, dated April 15, 2010, by and among LendingClub Corporation, Gold Hill Venture Lending 03, LP, and Silicon Valley Bank (incorporated by reference to Exhibit 10.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.6
First Amendment to Second Amended And Restated Loan And Security Agreement, dated April 15, 2010, by and between Silicon Valley Bank and LendingClub Corporation (incorporated by reference to Exhibit 10.6 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.7
LendingClub Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1, filed June 20, 2008) (incorporated by reference to Exhibit 4.3 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.8	Amendment No. 3 to LendingClub Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K, filed June 17, 2009)

10.9	Form of Secured Promissory Note (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1 (Registration No. 333-151827), filed June 20, 2008)

10.10	Form of Warrant (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1, filed June 20, 2008)

10.11
Loan Account Program Agreement, dated as of December 10, 2007, by and between LendingClub Corporation and WebBank (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K, filed June 17, 2009)

10.12	Loan Sale Agreement, dated as of December 10, 2007, by and between LendingClub Corporation and WebBank (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K, filed June 17, 2009)

10.13
First Amendment to Loan Account Program Agreement, dated as of April 30, 2008, by and between LendingClub Corporation and WebBank (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K, filed June 17, 2009)

10.14
Second Amendment to Loan Account Program Agreement and First Amendment to Loan Sale Agreement, dated as of October 8, 2008, by and between LendingClub Corporation and WebBank (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K, filed June 17, 2009)

10.15
Hosting Services Agreement, dated as of October 6, 2008, between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K, filed June 17, 2009)

10.16
Services Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K, filed June 17, 2009)

10.17
License Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K, filed June 17, 2009)

10.18
Series A Preferred Stock Purchase Agreement, dated as of August 21, 2007, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K, filed June 17, 2009)

Exhibit
Number	Description

10.19
Series B Preferred Stock Purchase Agreement, dated as of March 13, 2009, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K, filed June 17, 2009)

10.20
Series C Preferred Stock Purchase Agreement, dated as of April 14, 2010, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed April 14, 2010)

10.21
Amended and Restated Investor Rights Agreement, dated as of April 14, 2010, by and among LendingClub Corporation and the investors listed on Exhibit A thereto (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K, filed April 14, 2010)

10.22
Amended and Restated Voting Agreement, dated as of April 14, 2010, by and among LendingClub Corporation, those certain holders of the Company’s Common Stock listed on Exhibit A thereto, the persons and entities listed on Exhibit B thereto, and the persons and entities listed on Exhibit C thereto (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K, filed April 14, 2010)

10.23
Amended and Restated Right of First Refusal and Co-Sale Agreement, dated as of April 14, 2010, by and among LendingClub Corporation, each of the persons and entities listed on Exhibit A thereto, and each of the persons listed on Exhibit B thereto (incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K, filed April 14, 2010)

10.24	Warrant to Purchase Stock, dated May 18, 2009, issued to Silicon Valley Bank (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed May 22, 2009)

10.25	Warrant to Purchase Stock, dated May 18, 2009, issued to Gold Hill Venture Lending 03, LP (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed May 22, 2009)

10.26
Security Agreement: Specific Rights to Payment, dated April 15, 2010, by and between Wells Fargo Bank, National Association and LendingClub Corporation. (incorporated by reference to Exhibit 10.26 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

14.1	Code of Conduct and Ethics

16.1	Letter from Armanino McKenna LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K, Filed April 11, 2011)

18.1	Preferability letter from Independent Registered Public Accounting firm

21.1	List of Subsidiaries

23.1	Consent of Armanino McKenna LLP