Form 10-Q
period 2011-06-30
LendingClub Corp
filed 2011-08-15
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2011, there were 8,712,073 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding LendingClub borrower members, credit scoring, Fair Isaac Corporation (FICO) scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
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
We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in forward-looking statements. We have included important factors in the cautionary statements included in this Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from forward-looking statements contained in this report. In this Quarterly Report on Form 10-Q, we refer to the Member Payment Dependent Notes that we issue to investors as the “Notes,” and we refer to the corresponding member loans made to borrower members as “corresponding member loans” or “CM Loans.” Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LendingClub Corporation
Consolidated Balance Sheets

	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)

ASSETS

Cash and cash equivalents	$9,600,097	$13,335,657
Restricted cash	1,022,000	862,000
Member loans held for investment, net of allowance for loan losses	4,824,555	5,253,278
CM Loans held for investment, at fair value	183,117,757	149,971,989
Other receivables	354,083	109,337
Prepaid expenses and other assets	92,064	63,382
Property and equipment, net	327,660	214,991
Deposits	100,256	57,756

Total assets	$199,438,472	$169,868,390

LIABILITIES

Accounts payable	$279,517	$259,682
Accrued expenses	1,600,414	1,450,936
Notes, at fair value	182,949,757	149,777,817
Loans payable, net of debt discount	1,965,026	2,872,586

Total liabilities	186,794,714	154,361,021

Commitments and contingencies (see Note 13)

PREFERRED STOCK

Preferred Stock	52,850,391	52,850,391

Total preferred stock	52,850,391	52,850,391

STOCKHOLDERS’ DEFICIT

Common stock	87,121	85,716
Additional paid-in capital	4,267,575	4,025,914
Accumulated deficit	(44,561,329)	(41,454,652)

Total stockholders’ deficit	(40,206,633)	(37,343,022)

Total liabilities, preferred stock and stockholders’ deficit	$199,438,472	$169,868,390

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2011	2010

Revenues

Member loans

Interest income, net	$193,923	$233,145

Interest expense	(102,388)	(295,516)

Net interest income/(loss), member loans	91,535	(62,371)

Provision for loan losses	(74,904)	(182,014)

Net interest income/(loss), member loans after provision for loan losses	16,631	(244,385)

CM Loans and Notes

Interest income, CM Loans	7,435,335	3,029,542

Interest expense, Notes	(4,765,469)	(1,779,431)

Interest income, CM Loans and Notes	2,669,866	1,250,111

Fair valuation adjustments, CM Loans	(2,822,820)	(1,664,305)

Fair valuation adjustments, Notes	2,822,563	1,662,808

Fair valuation adjustments, net	(257)	(1,497)

Net interest income after fair valuation adjustments	2,686,240	1,004,229

Servicing fee revenue/(expense)	(587)	5,841

Other revenue	99,873	95,158

Total income from operations	2,785,526	1,105,228

Operating expenses

Sales, marketing and customer service	3,857,839	2,298,366

Engineering	520,139	498,370

General and administrative	1,514,226	833,727

Total operating expenses	5,892,204	3,630,463

Loss before provision for income taxes	(3,106,678)	(2,525,235)

Provision for income taxes	—	—

Net loss	$(3,106,678)	$(2,525,235)

Net loss attributable to common stockholders	$(3,106,678)	$(2,525,235)

Basic and diluted net loss per share	$(0.36)	$(0.30)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,611,959	8,558,261
The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(3,106,678)	$(2,525,235)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	27,062	18,900
Amortization of debt discounts	33,982	75,622
Fair valuation adjustments, net	257	1,497
Stock based compensation expense	241,661	63,348
Amortization of net deferred loan fees and costs	(1,119)	36,273
Provision for loan losses	74,904	182,014
Changes in operating assets and liabilities
Other receivables	(151,106)	(538,370)
Deposits	(42,500)	7,342
Prepaid expenses and other assets	(28,677)	137,253
Accounts payable	(33,279)	211,385
Accrued expenses	108,947	(139,123)

Net cash used in operating activities	(2,876,546)	(2,469,094)

Cash flows from investing activities
Origination of member loans, net	(1,063,821)	(981,443)
Origination of CM Loans at fair value	(54,265,647)	(28,619,475)
Repayment of member loans originated	539,122	1,369,697
Repayment of CM Loans at fair value	19,176,697	6,589,223
Net change in restricted cash	(160,000)	500,000
Purchase of property and equipment	(139,730)	(14,655)

Net cash used in investing activities	(35,913,379)	(21,156,653)

Cash flows from financing activities:
Proceeds from issuance of Notes at fair value	55,693,775	28,619,475
Payments on loans payable	(941,543)	(1,518,713)
Payments on Notes at fair value	(19,699,272)	(6,605,776)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	24,387,945
Proceeds from issuance of common stock	1,405	7,898

Net cash provided by financing activities	35,054,365	44,890,829

Net increase (decrease) in cash and cash equivalents	(3,735,560)	21,265,082

Cash and cash equivalents — beginning of period	13,335,657	2,572,174

Cash and cash equivalents — end of period	$9,600,097	$23,837,256

Supplemental disclosure of cash flow information:

Cash paid for interest	$4,867,857	$2,000,113

Supplemental disclosure of non-cash investing and financing activities:

Reclassification of member loans held for investment to CM Loans held at fair value	$879,638	$—
The accompanying notes are an integral part of these consolidated financial statements.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The consolidated balance sheet as of June 30, 2011 and March 31, 2011, the consolidated statements of operations for the three months ended June 30, 2011 and 2010, respectively, and the consolidated statements of cash flows for the three months ended June 30, 2011 and 2010, respectively, have been prepared by LendingClub Corporation (“LendingClub”) (referred to herein as “we”, “our” “the company” and “us”) in conformity with U.S. generally accepted accounting principles for internal financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended March 31, 2011.
2. Summary of Significant Accounting Policies
Consolidation Policies
The consolidated financial statements include the accounts of the Company and its subsidiary, LC Advisors, LLC, a California limited liability company (“LCA”) and LC Trust I, a Delaware business trust (“Trust”). The Company’s policy is to consolidate entities in which it directly or indirectly has a controlling financial interest. The Company considers for consolidation those entities in which it has an equity investment or ownership interest greater than 50% and has control over significant operating, financial and investing decisions.
LCA is wholly-owned by the Company. The Company consolidates LCA’s operations and all intercompany accounts have been eliminated. Additionally, although we only hold an immaterial interest in the Trust, the Company, as sponsor of the Trust, has substantive control and as a result has consolidated the Trust’s operations and all intercompany accounts have been eliminated.
Management Fees
LCA as general partner of two private investment funds receives management fees. The management fee is payable monthly, in arrears. The management fee ranges from 0.55% to 0.75% based upon a limited partner’s capital account balance as of the end of each month. This fee can be modified or waived at the discretion of the general partner.
Liquidity
We have incurred operating losses since our inception. For the three months ended June 30, 2011 and 2010, we incurred net losses of $3,106,678 and $2,525,235, respectively. For the three months ended June 30, 2011 and 2010, we had negative cash flows from operations of $2,876,546 and $2,469,094, respectively. Additionally, we have an accumulated deficit of $44,561,329 since inception and a stockholders’ deficit of $40,206,633, as of June 30, 2011.

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
Subsequent to June 30, 2011, we issued 7,027,604 shares of Series D convertible preferred stock for aggregate cash consideration of approximately $25,000,000, see Note 14 — Subsequent Events.
Use of estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Material estimates that are particularly susceptible to change in the near term relate to allowance for loan losses and fair value of CM Loans, Notes and loan servicing rights. Actual results may differ from these estimates.
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
Member loans held for investment
From time to time, we fund member loans ourselves to ensure a sufficient level of funding for borrower members. The majority of funds for such loans were obtained through our borrowings under loan facilities with various entities (see Note 6 — Loans Payable). For the three months ended June 30, 2011 and June 30, 2010, we had funded an aggregate total of $1,096,825 and $974,325, respectively, of member loans to borrower members. These member loans are classified as held for investment based on management’s intent and ability to hold such member loans for the foreseeable future or to maturity. Member loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses incurred as of the balance sheet date. A member loan’s cost includes its unpaid principal balance net of unearned income, comprised of fees charged to borrower members, offset by incremental direct costs for loans originated by us. Unearned income is amortized ratably over the member loan’s contractual life using the effective interest method.
Allowance for loan losses
We may incur losses in connection with member loans we hold for investment if the borrower members fail to pay their monthly scheduled loan payments. The allowance for loan losses is a valuation allowance established as losses are estimated to have occurred at the balance sheet date through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.
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

Our estimate of the required allowance for loan losses is developed by estimating both the rate of default of the loans within each credit score band using the FICO credit scoring model, a loan’s collection status, the borrower’s FICO score at or near the evaluation date, and the amount of probable loss in the event of a borrower member default.
Impaired Loans
A member loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. We make an initial assessment of whether a loan is impaired no later than the 90th day of delinquency of that loan. Our member loan portfolio is comprised primarily of small groups of homogeneous, unsecured loans made to borrower members, which loans are evaluated for impairment at least quarterly based on their payment status and information gathered through our collection efforts. Once a loan is deemed uncollectible, 100% of the net investment is charged-off, no later than the 150th day of delinquency.
CM Loans and Notes held for investment at fair value
Starting October 13, 2008, our investors have had the opportunity to buy Notes issued by us. These Notes are special limited recourse obligations of LendingClub. Each series of Notes corresponds to a single corresponding member loan, or CM Loan, originated through our platform. In conjunction with this new operating structure effective as of October 13, 2008, for CM Loans and Notes, we adopted the provisions of FASB ASC 825-10 guidance on the fair value option for financial assets, which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that estimated unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We applied the fair value option to the Notes and CM Loans.
The aggregate fair value of the CM Loans and Notes are reported as separate line items in the assets and liabilities sections of our balance sheet using the methods and disclosures related to fair value accounting that are described in FASB ASC 820.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in fair value of the CM Loans and Notes are recognized in earnings, and fees and costs associated with the origination or acquisition of CM Loans are recognized as incurred rather than deferred.
We determined the fair value of the CM Loans and Notes in accordance with the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs, which generally requires significant management judgment, when measuring fair value. FASB ASC 820 establishes the following hierarchy for categorizing these inputs:

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
As observable market prices are not available for similar assets and liabilities, we believe the CM Loans and Notes should be considered Level 3 financial instruments. For CM Loans, the fair values are estimated using amortized cost adjusted for our expectation of both the rate of default of the CM Loans within each credit score band and the amount of loss in the event of default under those CM Loans. A reduction in the expected future cash flows from the CM Loans due to default and loss results in a reduction in their estimated fair values.

Our obligation to pay principal and interest on any Note is equal to the pro-rata portion of the CM Loan payments, if any, received on the related CM Loan, net of our 1.00% service charge. As such, any reduction in the expected future payments on a CM Loan due to default and loss, reduces the expected future payments on the related Note by a comparable amount, thereby reducing the fair value of the Note. The fair value of the Notes is approximately equal to the fair value of the CM Loans, adjusted for the 1.00% service charge. Unrealized gains or losses on the CM Loans and Notes are reported separately in earnings. The effective interest rate associated with a Note will be less than the interest rate earned on the related CM Loan due to the 1.00% service charge. For additional discussion on this topic, see Note 5 — CM Loans and Notes Held at Fair Value.
Revenue recognition
Revenues primarily result from interest income and transaction fees earned on member loans originated through our online platform. Transaction fees include origination fees (borrower member paid) and servicing fees (investor member paid). Together we classify interest and fees earned on member loans as interest income (See Note 12 — Net Interest Income).
Revenues related to member loan origination fees are recognized in accordance with FASB ASC 310-20 guidance on nonrefundable fees and other costs. The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of June 30, 2011 ranged from 2.00% to 5.00% of the aggregate member loan amount. The member loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A member loan is considered issued when we move funds on our platform from the investor members’ accounts to the borrower member’s account, following which we initiate an Automated Clearing House transaction to transfer funds from our platform accounts to the borrower member’s bank account.
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
Member Loans Funded Directly by Third Party Members
These member loans are considered to have been sold to the investor members, whereby we assigned promissory notes directly to investor members. As such, we recognize only origination fee and servicing fee revenue on these member loans and do not provide an allowance for loan losses. We recognize a servicing asset and corresponding servicing liability as a result of this sale in accordance with FASB ASC 860, and amortize the asset into interest income as payments are received on the member loans.
Since the earnings process is deemed to be complete at the time these member loans were transferred to the investors, and because there is no recourse to us in the event of default by the borrower member, we recognized 100% of the origination fee as revenue at the time the member loan was transferred to the purchaser and included the fee in interest income.

Member Loans Funded by Notes, known as CM Loans
Investor members are no longer able to directly purchase member loans. Rather, as described above, each CM Loan is recorded as a note receivable funded by us, while Notes, which are special limited recourse obligations of LendingClub corresponding to those CM Loans, are recorded as Notes issued by us to investors. After we receive payments of principal and interest on the CM Loans, we in turn make principal and interest payments on the Notes, net of our servicing fee. These principal payments reduce the carrying value of both the CM Loans and Notes. If we do not receive a payment on the CM Loan, we are not obligated to and will not make any payments on the corresponding Notes. We account for the CM Loans and Notes at fair value.
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
We include the estimated amount of unrealized gains or losses in earnings during the period attributable to changes in instrument-specific credit risk and as such, do not record a specific loan loss allowance related to CM Loans and Notes under the fair value option. We estimate the fair value of CM Loans and Notes by using amortized cost adjusted for our expectation of the rate of default of the CM Loans and Notes assuming zero recovery on the defaulted loans. At origination and at each reporting period, we recognize a fair valuation adjustment equal to our estimated defaults for the CM Loans and our estimated defaults on the Notes. As the CM Loans are amortizing at slightly higher interest rates than the Notes due to the impact of the servicing fee, the amount of fair valuation adjustment related to estimated defaults on the CM Loans will always be slightly higher than the estimated fair valuation adjustment from defaults on the Notes. Our fair valuation adjustment related to these CM Loans and Notes is further described in Note 12— Net Interest Income.
Member Loans Funded by LendingClub
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
Concentrations of credit risk
Financial instruments that potentially subject us to significant concentrations of credit risk, consist principally of cash, cash equivalents, restricted cash, member loans, and CM Loans. We hold our cash, cash equivalents and restricted cash in accounts at various financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet periodically exceeds the FDIC insured amounts. We perform credit evaluations of our borrower members’ financial condition and do not allow borrower members to have more than two member loans outstanding at any one time. We do not require collateral for member loans, but we maintain allowances for potential credit losses, as described above. Potential credit risk to LendingClub from CM Loans is mitigated by the corresponding Notes.
Stock-based compensation
All share-based payments made to employees, including grants of employee stock options, restricted stock and employee stock purchase rights, are recognized in the consolidated financial statements based on their respective grant date fair values. The benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow.

The fair value of share-based payment is estimated on the date of grant using an option-pricing model. We have estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award, the expected volatility of our stock price and expected future dividends, if any.
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures, such that expense is recorded only for those stock-based awards that are expected to vest.
Share-based awards issued to non-employees are accounted for in accordance with provisions of ASC 505-50, Equity-Based Payments to Non-Employees, which requires that equity awards be recorded at their fair value. We use the Black-Scholes model to estimate the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation. The volatility of common stock was based on comparative company volatility.
Reclassification of Prior Quarter Amounts
Certain prior quarter amounts for loan servicing rights, deferred revenue, fair value adjustments for CM Loans and fair value adjustments for Notes have been reclassified to conform to the current period’s presentation. The fair value of loan servicing rights was combined with prepaid expenses and other assets. Deferred revenue was combined with the carrying value of member loans. The fair value adjustments for CM Loans were reclassified out of interest income on CM Loans and the fair value adjustments for Notes were reclassified out of interest expense on Notes to be reported separately on the Consolidated Statements of Operations. These reclassifications had no impact on previously reported results of consolidated operations or consolidated stockholders’ equity.
New accounting pronouncements
In July 2010, the FASB issued Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires further disaggregated disclosures that improve financial statement users’ understanding of: 1) the nature of an entity’s credit risk associated with its financing receivables, and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. For public entities, the new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. Since we only file consolidated financial statements with the SEC and do not meet any of the conditions listed below, we are considered a nonpublic entity with respect to determination of the effective date of ASU 2010-20:
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
Thus, we are required to adopt the provisions of ASU 2010-20 for the first annual reporting period ending on or after December 15, 2011. The adoption of this standard is not expected to have a material effect on the Company’s result of consolidated operations or financial position but it will require expansion of the Company’s future disclosures.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. ASU No. 2011-02 is effective for interim and annual periods beginning on or after December 15, 2012, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. This guidance is not expected to have a material effect on our identification of troubled debt restructurings or disclosures.
The FASB has issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The impact of adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.
3. Net Loss Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.
The convertible preferred stock (on an as-converted basis) is deemed to be anti-dilutive, and, therefore is excluded from the computation of basic net loss per share.
The following table details the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,
	2011	2010
Net loss attributable to common stockholders	$(3,106,678)	$(2,525,235)

Weighted-average common shares outstanding, basic and diluted	8,611,959	8,558,261
Net loss per common share:

Basic and diluted	$(0.36)	$(0.30)

4. Member Loans
The outstanding balance of those member loans funded by us and held for investment are as follows:

	June 30, 2011	March 31, 2011
Member loans	$5,277,737	$5,746,644
Deferred origination costs/(revenue), net	(194,831)	(163,481)

Net loans	5,082,906	5,583,163
Allowance for loan losses	(258,351)	(329,885)

Member loans, net	$4,824,555	5,253,278

Ratio of allowance for loan losses to net loans	5.1%	5.9%
An analysis of the allowance for loan losses follows:

	Three Months Ended
	June 30, 2011	June 30, 2010
Balance at beginning of period	$329,885	$781,758
Charge offs	(146,438)	(210,712)
Provision for loan losses	74,904	182,014

Balance at end of period	$258,351	$753,060

We believe that the fair value of our member loans held for investment is equivalent to their carrying value.
As of June 30, 2011, we had identified and fully reserved $15,453 on 11 loans. Our aggregate allowance for loan losses was $258,351 at June 30, 2011, while as of March 31, 2011, we had identified and fully reserved $26,297 on 14 loans, and our aggregate allowance for loan losses was $329,885. For the three months ended June 30, 2011, we charged off a total of 47 loans with an aggregate principal balance of $146,438. For the three months ended June 30, 2010, we charged off a total of 48 loans with an aggregate principal balance of $210,712.
At June 30, 2011, we had 41 Member loans representing $86,226 of outstanding Member loan principal and $46,783 of Member loan fair value which were greater than 90 days delinquent. At March 31, 2011, we had 43 Member loans representing $118,171 of outstanding Member loan principal and $51,486 of Member loan fair value which were greater than 90 days delinquent.
At June 30, 2011, we had 17 Member loans representing $29,685 of outstanding Member loan principal and $4,128 of Member Loan fair value which were on nonaccrual status. At March 31, 2011, we had 16 Member Loans representing $36,615 of outstanding Member Loan principal and $2,513 of Member Loan fair value which were on nonaccrual status.
5. CM Loans and Notes at Fair Value
At June 30, 2011 and March 31, 2011, we had the following assets and liabilities measured at fair value on a recurring basis:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
June 30, 2011
Assets:

CM Loans	$—	$—	$183,117,757	$183,117,757

Liabilities:

Notes	$—	$—	$182,949,757	$182,949,757

March 31, 2011
Assets:

CM Loans	$—	$—	$149,971,989	$149,971,989

Liabilities:

Notes	$—	$—	$149,777,817	$149,777,817

Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2011:

	CM Loans	Notes
Fair value at March 31, 2011	$149,971,989	$149,777,817
Originations	54,265,647	55,693,775
Reclassification of member loans held for investment	879,638	—
Principal repayments	(19,176,697)	(19,699,272)

Carrying value before period-end fair value adjustments	185,940,577	185,772,320
Fair valuation adjustments, included in earnings	(2,822,820)	(2,822,563)

Fair value at June 30, 2011	$183,117,757	$182,949,757

The majority of fair valuation adjustments included in earnings are attributable to changes in instrument-specific credit risk. All fair valuation adjustments were related to Level 3 instruments held at June 30, 2011. A specific loan that is deemed to have a higher probability of default than previously estimated lowers the expected future cash flows of the CM Loan over its remaining life, which reduces its estimated fair value. Because the payments to holders of Notes directly reflect the payments received on CM Loans, a reduction of the expected future payments on CM Loans reduces the estimated fair values of the related Notes. The net change in fair values of CM Loans and Notes for the three months ended June 30, 2011, attributable to instrument-specific credit risk was a net loss of $257, which was included in earnings. The net change in fair values of CM Loans and Notes for the three months ended June 30, 2010, attributable to instrument-specific credit risk was a net loss of $1,497, which was included in earnings.
At June 30, 2011, we had 191 CM Loans representing $1,424,726 of outstanding CM Loan principal, $675,040 of CM Loan fair value, and $673,321 of Notes principal fair value which were greater than 90 days delinquent. At March 31, 2011, we had 186 CM Loans representing $1,461,924 of outstanding CM Loan principal, $552,373 of CM Loan fair value and $550,866 of Notes principal fair value which were greater than 90 days delinquent.
At June 30, 2011, we had 58 CM Loans representing $465,718 of outstanding CM Loan principal, $44,502 of CM Loan fair value, and $44,405 of Notes principal fair value which were on nonaccrual status. At March 31, 2011, we had 69 CM Loans representing $550,652 of outstanding CM Loan principal, $26,735 of CM Loan fair value and $26,669 of Notes principal fair value which were on nonaccrual status.
6. Loans Payable
Loans payable consist of the following:

	June 30, 2011	March 31, 2011

Growth capital term loan	$904,174	$1,166,268
Unamortized discount on growth capital term loan	(28,682)	(38,189)
Financing term loan	914,688	1,214,482
Unamortized discount on financing term loan	(29,523)	(39,792)
Private placement notes	210,777	590,432
Unamortized discount on notes payable	(6,408)	(20,615)

Total loans payable, net of debt discount	$1,965,026	$2,872,586

At June 30, 2011, future maturities due on all loans payable were as follows:

Year ending June 30,
2012	$1,660,144
2013	369,495

2,029,639
Less amount representing debt discount	(64,613)

Total loans payable	$1,965,026

Growth capital term loan
In October 2007, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, that allowed for borrowings of up to $3,000,000 for working capital needs. In October 2008, we amended the agreement to increase available borrowings to $4,000,000 at a fixed interest rate of 8.5% per annum. Effective August 3, 2009, we amended and restated the growth capital term loan as further described in this footnote below.
Financing term loan — February 2008
In February 2008, we entered into a loan and security agreement with Gold Hill Venture Lending 03, LP, or Gold Hill, that provided for financing of up to $5,000,000 to be lent out to borrower members funded by us. The interest rate is fixed at 10.0% per annum. Effective August 3, 2009, we amended and restated the financing term loan as further described in this footnote below.
Term loan — May 2009
On May 18, 2009, we entered into another loan and security agreement, the May 2009 term loan, with SVB and Gold Hill as co-lenders, and amended the growth capital term loan and financing term loan to accommodate the new borrowing with a fixed interest rate of 10.0% per annum. Effective August 3, 2009, we amended and restated the financing term loan as further described in this footnote below.
Amended and restated term loan — August 2009
Effective August 3, 2009, we consolidated the May 2009 term loan, the growth capital term loan and the financing term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan. As a result of the consolidation, borrowings under the May 2009 term loan were split equally between and consolidated under the amended and restated growth capital term loan and the amended and restated financing term loan. The terms of these two amended and restated agreements are substantially the same as those of the three prior agreements, including that the borrowings continue to be secured by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on the CM Loans. Additionally, the amended and restated agreements continue to require that Lending Club maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment. Further, under the amended and restated agreements, we agreed to maintain the same minimum collateral ratio as established in the May 2009 term loan. At June 30, 2011, we do not have any remaining capacity under these agreements as we have fully drawn down the entire $13,000,000 of combined availability under the amended and restated growth capital term loan and an amended and restated financing term loan. As of June 30, 2011, our outstanding principal balance under these agreements totaled $1,818,862.
Amortization of debt discounts
The amortization of debt discounts for the above loans is as follows:
In connection with the growth capital term loan and its subsequent amendments, we issued fully exercisable warrants to purchase 164,320 shares of Series A convertible preferred stock at an exercise price of $1.065 per share, for which we recorded debt discounts of $105,913. Amortization of the debt discounts recorded for this loan, as amended, was $9,507 and $16,529 for the three months ended June 30, 2011 and 2010, respectively, and were recorded as interest expense.
In connection with the financing term loan agreement, we issued fully exercisable warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at a price of $1.065 per share and recorded total debt discounts of $277,962. Amortization of the debt discounts recorded for this loan were $10,269 and $30,866 for the three months ended June 30, 2011 and 2010, respectively, and was recorded as interest expense.

In connection with the May 2009 term loan facility, we issued fully exercisable warrant to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share and recorded total debt discounts of $184,860. Amortization of these debt discounts is included in the amortization of debt discounts presented above for the growth capital term loan and the financing term loan.
Private placement notes
During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,707,964. Each private placement note is repayable over three years and bears interest at the rate of 12% per annum. In June and July 2009, we issued an additional $200,000 of private placement notes which bear interest at the rate of 8% per annum. The balance of the private placement notes at June 30, 2011 and March 31, 2011 is $210,777 and $590,432, respectively. We are using the proceeds of these private placement notes to fund member loans. In connection with origination of these private placement notes, we issued fully exercisable warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock (see Note 8 — Preferred Stock). Upon issuance of the warrants, we recorded a debt discount of $329,271, and amortization of the debt discount was recorded as interest expense of $14,207 and $27,439 for the three months ended June 30, 2011 and 2010, respectively.
7. Related Party Transactions
Of the private placement notes described in Note 6 — Loans Payable, $450,000 of original principal was invested by related parties on terms identical to those given to the other private placement note investors. At June 30, 2011 and March 31, 2011, the outstanding principal balance of these notes was $0 and $51,108, respectively.
The Company paid to Camelot Financial Capital Management (whose President is Simon Williams, a member of our Board) during the three months ended June 30, 2011 and 2010, $15,000 and $21,323, respectively, for consulting services that they provided to the Company.
Our affiliates, including our executive officers, directors and 5% stockholders, also have funded portions of loan requests from time to time in the past, and may do so in the future. For the three months ended June 30, 2011, these affiliates had funded $67,175 of new loan requests and their outstanding principal balance was $710,457 as of June 30, 2011. For the three months ended June 30, 2010, these affiliates had funded $456,875 of new loan requests and their outstanding principal balance was $589,935 as of June 30, 2010.
As of June 30, 2011, the Company had a receivable balance due from an affiliated fund of $48,950.
8. Preferred Stock
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
Liquidation preference — Upon any liquidation, winding up or dissolution of us, whether voluntary or involuntary (a “Liquidation Event”), before any distribution or payment shall be made to the holders of any common stock, the holders of convertible preferred stock shall, on a pari passu basis, be entitled to receive by reason of their ownership of such stock, an amount per share of Series A convertible preferred stock equal to $1.065 (as adjusted for stock splits, recapitalizations and the like) plus all declared and unpaid dividends (the “Series A Preferred Liquidation Preference”), an amount per share of Series B convertible preferred stock equal to $0.7483 (as adjusted for stock splits, recapitalizations and the like) plus all declared and unpaid dividends (the “Series B Preferred Liquidation Preference”) and an amount per share of Series C convertible preferred stock equal to $1.5677 (as adjusted for stock splits, recapitalizations and the like). However, if upon any such Liquidation Event, the assets of ours shall be insufficient to make payment in full to all holders of convertible preferred stock of their respective liquidation preferences, then the entire assets of ours legally available for distribution shall be distributed with equal priority between the holders based upon the amounts such series was to receive. Any excess assets, after payment in full of the liquidation preferences to the convertible preferred stockholders, are then allocated to the holders of common and preferred stockholders, pro-rata, on an as-if-converted to common stock basis.
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

9. Stockholders’ Deficit
Common stock
As of June 30, 2011, we have shares of common stock authorized and available for future issuance as follows:

Convertible preferred stock, Series A	15,740,285

Convertible preferred stock, Series B	16,036,346

Convertible preferred stock, Series C	15,621,609

Options to purchase common stock	6,878,672

Options available for future issuance	1,917,033

Convertible preferred Series A stock warrants	1,265,990

Convertible preferred Series B stock warrants	374,180

Common stock warrants	259,482

Total common stock reserved for future issuance	58,093,597

During the three months ended June 30, 2011, we issued 140,500 shares of common stock in exchange for proceeds of $38,810 upon the exercise of employee stock options. No warrants were exercised for the three months ended June 30, 2011. During the three months ended June 30, 2010, we issued 29,250 shares of common stock in exchange for proceeds of $7,898 upon the exercise of employee stock options. No warrants were exercised for the three months ended June 30, 2010.
In April 2011, we recorded fully exercisable warrants to purchase 155,482 shares of common stock at $1.5677 per share. The warrants may be exercised at any time on or before February 2021. The fair value of these warrants was estimated to be $19,086 using the Black-Scholes option pricing model with the following assumptions: a volatility of 46.31%, a contractual life of 10 years, no dividend yield and a risk-free interest rate of 3.49%.
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
There was no grant of stock options for the three months ended June 30, 2011. We used the Black-Scholes option pricing model for estimating the fair value of stock options granted with the following assumptions for the three months ended June 30, 2010.

Three Months Ended
June, 30 2010
Expected dividend yield	0%
Expected volatility	46.65%
Risk-free interest rates	2.45%
Expected life	6.08 years
We have elected to use the calculated-value method under FASB ASC 718 to calculate the volatility assumption for the three months ended June 30, 2011 and 2010. The expected life represents the period of time that stock options are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules, and expectations of future exercise patterns and post-vesting employee termination behavior. Given our limited operating history, the simplified method was applied to calculate the expected term. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. We have paid no cash dividends and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in our option-pricing models.

Options activity under the Option Plan is summarized as follows:

	Options Issued and Outstanding
	Options Issued	Weighted Average
	and Outstanding	Exercise Price
Balances at March 31, 2011	7,534,974	$0.35
Options Granted	—	—
Options Exercised	(140,500)	0.28
Options Cancelled	(515,802)	0.39

Balances at June 30, 2011	6,878,672	$0.35

Options outstanding and exercisable at June 30, 2011 were 2,421,916 at a weighted average exercise price of $0.30.
A summary by exercise price of outstanding options, vested options, and options vested and expected to vest at June 30, 2011, is as follows:

		Weighted Average
Exercise Price and		Remaining Contractual		Number of Options
Weighted Average	Number of Options	Life of Outstanding	Number of Options	Vested and Expected to
Exercise Price	Outstanding	Options (Years)	Vested	Vest
$0.23	1,118,000	8.05	551,499	1,091,111
$0.27	1,368,250	6.41	1,202,980	1,364,321
$0.41	4,392,422	9.25	667,437	4,156,546
A summary by outstanding options, vested options and options vested and expected to vest at June 30, 2011, is as follows:

		Weighted Average
		Remaining
	Number of	Contractual Life	Weighted Average
	Options	(Years)	Exercise Price
Options Outstanding	6,878,672	8.49	$0.35

Vested Options	2,421,916	7.42	$0.30

Options Vested and Expected to Vest	6,611,978	8.46	$0.35
No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.
For the three months ended June 30, 2011, we didn’t grant any stock options to purchase any shares of common stock. For the three months ended June 30, 2010, we granted stock options to purchase 2,535,000 of common stock with a weighted average grant date fair value of $0.20 per share. As of June 30, 2011, total unrecognized compensation cost was $832,735.
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
As of June 30, 2011, we continued to have a full valuation allowance against our net deferred tax assets. We believe it is more likely than not that all of our deferred tax assets will not be realized. For the three months ended June 30, 2011, we were in a loss position. We did not have any foreign operations and therefore did not record any tax provisions during the period.

We file income tax returns in the U.S. federal jurisdiction, California, Connecticut and Indiana jurisdictions. Our tax years for 2006 and forward are subject to examination by the U.S., California, Connecticut and Indiana tax authorities as the statutes of limitation remain open.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any material changes in unrecognized tax benefits and associated accrued interest or penalties during the three months ended June 30, 2011 and 2010.
12. Net Interest Income
Revenues primarily result from interest income, transaction fees and adjustments to fair value. Transaction fees include origination fees (borrower member paid) and investor service charges (investor paid). Interest income is accrued and recorded in the accompanying statements of operations as collected. We classify interest and fees earned on our member loans together as interest income on these consolidated financial statements.
The following table summarizes net interest income (expense) as follows:

	Three Months Ended June 30,
	2011	2010

Interest income:
Member loans funded by LendingClub	$188,152	$226,828
CM Loans Funded by Notes
Interest and fees earned on CM Loans	7,435,335	3,029,542

Cash and cash equivalents	5,771	6,317

Total interest income	$7,629,258	$3,262,687

Interest expense:
Notes
Interest and fees expensed on Notes	$4,765,469	$1,779,431

Loans payable	68,406	220,682
Amortization of debt discount on Loan	33,982	74,834

Total interest expense	$4,867,857	$2,074,947

A reconciliation of the table above to our Consolidated Statements of Operations is as follows:

Per table above:
Total interest income	$7,629,258	$3,262,687
Total interest expense	(4,867,857)	(2,074,947)

	$2,761,401	$1,187,740

Per Consolidated Statements of Operations:
Net interest income (loss), Member loans	$91,535	$(62,371)
Net interest income (loss), CM Loans and Notes, fair value	2,669,866	1,250,111
Fair value adjustments, net	(257)	(1,497)

	$2,761,144	$1,186,243

13. Commitments and Contingencies
Operating leases
In April 2011, we entered into a sublease agreement for approximately 18,200 square feet of space in San Francisco, CA for our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions. The sublease has a term of 6 years and began on May 1, 2011. We can terminate the sublease upon 9 months’ notice prior to the third anniversary of the sublease. The average annual rent for our new corporate headquarters is approximately $42,000 and we pledged $200,000 as a security deposit.
Effective June 1, 2010, we entered into a 12 month lease for approximately 238 square feet in Fairfield, Connecticut for use by our EVP, Corporate Development. This lease may be extended for an additional 12 month lease term if the landlord is notified no later than 60 days prior to the leases’ expiration. On July 14, 2010, we entered into a month-to-month lease agreement for the lease of 250 square feet for a New York City office. We terminated this lease and office in October 2010. On August 8, 2010, we entered into a twelve month lease agreement for the lease of approximately 400 square feet for a second New York office. Notice was given on this lease in May 12, 2011 and will be terminated as of August 12, 2011.
Facilities rental expense for the three months ended June 30, 2011 and 2010 was $139,624 and $43,430, respectively.
14. Subsequent Events
On July 28, 2011, we issued 7,027,604 shares of Series D convertible preferred stock for aggregate cash consideration of approximately $25,000,000. The shares are convertible into shares of our common stock, par value $0.01 per share, on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of the LendingClub certificate of incorporation.
In connection with the sale of Series D Preferred Stock, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares which we are authorized to issue from 117,116,801 shares to 137,471,535 shares, 80,000,000 of which are designated as common stock, 17,006,275 of which are designated as Series A Preferred Stock, 16,410,526 of which are designated as Series B Preferred Stock, 15,621,609 of which are designated as Series C Preferred Stock, and 8,433,125 of which are designated as Series D convertible preferred stock. Also, in connection with the issuance and sale of the Series D convertible preferred stock, we increased the number of shares of our common stock authorized for issuance pursuant to its 2007 Stock Incentive Plan to 12,355,625 shares.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Consolidated Operations
In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Consolidated Operations” as well as in Part II Item 1A “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for our products and services; the intensity of competition; our ability to effectively expand and improve internal infrastructure; and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part II Item 1A found later in this report entitled “Risk Factors,” as well as the “Risk Factors” section of the prospectus for the Notes dated July 29, 2011 and filed with the SEC, as may be amended or supplemented from time to time. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.

Overview
We are an online financial platform. We allow qualified borrower members to obtain loans (which we refer to as “member loans”) with interest rates that they find attractive. Since October 13, 2008, investors have had the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by us, with each series of Notes corresponding to an individual member loan originated on our platform (which we refer to as “CM Loans”). The Notes are dependent for payment on CM Loans and offer interest rates and credit characteristics that the investors find attractive. From the launch of our platform in May 2007 until April 7, 2008, we did not offer Notes on our platform. Instead, our platform allowed investor members to purchase assignments of unsecured member loans directly. Since November 2007, we have also funded portions of certain member loans ourselves with the intent and ability to hold these loans for the foreseeable future or to maturity.
All member loans are unsecured obligations of individual borrower members with fixed interest rates and three-year or five-year maturities. The member loans are posted on our website, funded by WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, at closing and immediately assigned to us after closing. As a part of operating our lending platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of member loans. We also provide servicing for the member loans on an ongoing basis.
We were incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. As of June 30, 2011, the lending platform has facilitated 30,042 member loans since our launch in May 2007.
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
We have a limited operating history and have incurred net losses since our inception. Our net loss was $3,106,678 for the three months ended June 30, 2011. We earn revenues from processing fees charged to members, primarily a borrower member origination fee and an investor service charge. We also earn interest income on member loans that we fund ourselves. At this stage of our development, we have funded our operations primarily with proceeds from our venture capital financings, our credit facilities and debt and equity issuances, which are described under “Liquidity and Capital Resources.” We also relied on our credit facilities and debt issuances to borrow funds, which we used to fund member loans ourselves. Our borrowing capacity under our credit facilities is zero. Over time, we expect that the number of borrower and investor members and the volume of member loans originated through our platform will increase, and that we will generate increased revenue from borrower origination fees and investor service charges.
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

From inception of the Company through June 30, 2011, we have raised $54,035,115 through equity financings. Our last equity financing was on July 28, 2011 and we raised approximately $25,000,000 from the sale of 7,027,604 shares of our Series D convertible preferred stock.
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
Results of Operations
Revenues
Our business model consists primarily of charging transaction fees to both borrower members and investor members for the loans originated through our lending platform. During the three months ended June 30, 2011 and 2010, we originated $56,063,700 and $29,593,800 of loans, respectively, on our lending platform, an increase of 89%. Upon issuance of the loan, the borrower member pays a fee to us for providing the services of arranging the member loan and the investor member pays a fee to us for managing the payments on the member loans and maintaining account portfolios. We also generate revenue from interest earned on member loans we invest in directly.

	Three Months Ended June 30,
	2011	2010
Interest income:
Member loans	$188,152	$226,828
CM Loans
Interest and fees earned on CM Loans	7,435,335	3,029,542

Cash and cash equivalents	5,771	6,317

Total interest income	$7,629,258	$3,262,687

Interest expense:
Notes

Interest and fees expensed on Notes	$4,765,469	$1,779,431

Loans payable	68,406	220,682
Amortization of debt discount on Loan	33,982	74,834

Total interest expense	$4,867,857	$2,074,907

Interest Income
The following table presents our quarterly interest income sources in both absolute dollars and as a percentage of interest income (in thousands):

	For the Quarters Ended
Interest	September 30,		December 31,		March 31,		June 30,
Income	2009		2009		2010		2010
Source	$	%	$	%	$	%	$	%
Borrower origination fees and interest earned on member loans	371	49	329	31	272	22	227	15
Borrower origination fees and interest earned on CM Loans, net of interest expense on the related Notes	374	50	743	69	991	78	1,250	85
Interest earned on cash and investments	4	1	3	—	4	—	6	—

Total Interest Income	749	100	1,075	100	1,267	100	1,482	100

	For the Quarters Ended
Interest	September 30,		December 31,		March 31,		June 30,
Income	2010		2010		2011		2011
Source	$	%	$	%	$	%	$	%
Borrower origination fees and interest earned on member loans	224	12	188	10	165	7	188	7
Borrower origination fees and interest earned on CM Loans, net of interest expense on the related Notes.	1,632	87	1,604	89	2,189	93	2,670	93
Interest earned on cash and investments	10	1	10	1	6	—	6	—

Total Interest Income	1,866	100	1,802	100	2,360	100	2,864	100

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
The borrower origination fee is included in the APR calculation provided to the borrower member and is deducted from the gross loan proceeds prior to disbursement of funds to the borrower member. We do not receive an origination fee if a member loan request does not close.

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
Interest Earned on Member Loans Funded by LendingClub
Between April 7, 2008 and October 13, 2008, while we sought to register the offering of the Notes, we funded the platform ourselves and generated interest income through investment in member loans funded by LendingClub. Subsequent to the effectiveness of our registration statement related to our Notes, we have continued to periodically fund some of these member loans. However, as we have increased our marketing and awareness efforts, the ratio of member loans funded by LendingClub to CM Loans that we originated each quarter has diminished. As such, during the three months ended June 30, 2011, we funded $1,096,825 of member loans, and investors funded $54,966,875, while during the three months ended June 30, 2010, we funded $974,325 of member loans while investors funded $28,619,475.
When payments are received on member loans funded by LendingClub, the interest portion paid by our borrower members and the amortization of the origination fees, net of costs of origination, are recorded as interest income. Interest rates on these member loans, excluding amortization of net origination fees, range from 5.42% to 23.59% per annum as of June 30, 2011. During the three months ended June 30, 2011 and 2010, we recorded interest income on the member loans we funded of $188,152 and $226,828, respectively.
Borrower Origination Fees and Interest Earned on CM Loans Net of Interest Expense on the Related Notes
Beginning October 13, 2008, we began recording interest income, including borrower origination fees, from CM Loans and corresponding interest expense from the Notes. Interest income from the CM Loans includes origination fees on these member loans which are recognized in the period originated. During the three months ended June 30, 2011 and 2010, we recorded interest income from CM Loans of $7,435,335 and $3,029,542 including $2,443,944 and $1,144,957 of origination fees, respectively. Conversely, for the Notes, we recorded interest expense of $4,765,469 and $1,779,431, respectively, for the three months ended June 30, 2011 and 2010. Over time, we expect that interest revenues and expenses related to CM Loans and Notes will increase as we grow our platform.
Interest Earned on Cash and Investments
Interest income from cash and cash equivalents is recorded as it is earned. For the three months ended June 30, 2011, we recorded $5,771 of interest income earned on cash and cash equivalents. Comparatively, for the three months ended June 30, 2010, we recorded $6,317 in interest income earned on cash and cash equivalents. The differences in interest income are a function of the balances of cash on hand and the low interest rate climate during the relevant periods. We do not expect interest income from cash and cash equivalents to be a significant part of our future revenue.
Interest Expense on Notes Payable
Interest expense, other than that described above with regard to Notes, consists primarily of cash and non-cash interest on loans payable. For the three months ended June 30, 2011 and 2010, we paid cash interest of $68,406 and $220,682, respectively, for interest due on our loans payable. For the three months ended June 30, 2011 and 2010, we also recorded $33,982 and $74,834, respectively, for non-cash interest expense related to debt discounts due to warrants on our loans payable.
As we have no additional availability under our various loan payable agreements, we expect interest expense on our loans payable to decrease over the next year as we repay these loans.

Provision for Loan Losses
The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of potential credit losses inherent in our portfolio of member loans that we funded ourselves, in whole or in part, and hold for investment and is based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through our collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex, and requires judgment by management about the effect of matters that are inherently uncertain (see Note 2 — Significant Accounting Policies, Allowance for loan losses). Moreover, in light of our limited operating history, we do not yet have significant historical experience unique to our own base of borrowers and underwriting criteria with which to help estimate expected losses on our portfolio. For the three months ended June 30, 2011, we recorded a provision for loan losses of $74,904 against member loans funded by us. Comparatively, for the three months ended June 30, 2010, we recorded a provision for loan losses of $182,014 against our member loans funded by us.
Amortization of loan servicing rights
We charge investor members an ongoing service fee in respect of member loans and Notes that they have purchased through our platform. The service fee offsets the costs we incur in servicing member loans, including managing payments from borrower members, payments to investor members and maintaining account portfolios. This service fee is equal to 1.00% of all amounts paid by us to an investor member in respect of a member loan, excluding certain fees retained by investors or us. The service fee is deducted from any payments on a member loan before the net amounts of those payments are allocated to the investor members’ LendingClub accounts.
For member loans purchased by third parties prior to the registration of our Notes, we recognized a servicing asset and corresponding servicing liability in accordance with FASB ASC 860. We then amortize the servicing fee asset into income as payments are received on these member loans (see Note 2 — Summary of Significant Accounting Policies, Revenue recognition, Third party purchased member loans). During the three months ended June 30, 2011 and 2010, we recognized $(587) and $5,841, respectively of such income. Because following the registration of the Notes, investor members no longer directly purchase member loans, the amount of income from amortization of loan servicing rights will continue to diminish until the underlying member loans are fully discharged.
Operating Expenses:

	Three Months Ended
	June 30,
	2011	2010	% change
Sales, marketing and customer service	$3,857,839	$2,298,366	68%
Engineering	520,139	498,370	4%
General and administrative	1,514,226	833,727	82%

Total operating expenses	$5,892,204	$3,630,463

Sales, Marketing and Customer Service Expense
Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, customer service, credit and collections personnel, costs of marketing campaigns and costs of borrower acquisitions such as credit scoring and screening. Sales, marketing and customer service expenses for the three months ended June 30, 2011 and 2010, were $3,857,839 and $2,298,366, respectively, an increase of approximately 68%. The increases in spending during the three months ended June 30, 2011 relative to the same period prior year primarily occurred in three areas: increases in personnel related expense, increases in platform related spending such as customer credit scoring and platform hosting costs, and increases in spending on marketing programs to attract borrowers and increase investment activity on the platform. Spending in all three of these areas were lower for most of the three months ended June 30, 2010.

Engineering Expense
Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of engineering personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Engineering expenses for the three months ended June 30, 2011 and 2010, were $520,139 and $498,370, respectively, an increase of 4%. The increase for the three months ended June 30, 2011 versus the same period prior year was primarily due to increased contract labor and expensed equipment costs. We expect these expenses to continue to increase as we grow our business.
General and Administrative Expense
General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expenses for the three months ended June 30, 2011 and 2010, were $1,514,226 and $833,727, respectively, an increase of approximately 82%. The increase was primarily the result of higher expenses for personnel, facilities costs, licenses, permit and fees, and bank service charges. These costs were partially offset, however, by a drop in outside legal expenses as we relied more heavily on in-house legal counsel in 2011 as compared to 2010 as well as a reduction in borrower fraud expenses. We expect that general and administrative expenses will decrease as a percentage of overall operating expenses as we grow our sales efforts in greater proportion than our general and administrative expenses.
Liquidity and Capital Resources

	Three Months Ended June 30,
Cash flows from:	2011	2010	Change
Operating Activities	$(2,876,546)	$(2,469,094)	$(374,447)

Investing Activities	(35,913,3794)	(21,156,653)	(14,7789,731)
Add back/(subtract):
Origination of CM Loans, fair value	54,265,647	28,619,475	25,646,172
Repayment of CM Loans, fair value	(19,176,697)	(6,589,223)	(12,587,474)

Investing Activities after removing activity related to CM Loans, fair value	(824,429)	873,599	(1,731,033)

Financing Activities	35,054,365	44,890,829	(9,836,464)
Add back/(subtract):
Origination of Notes, fair value	(55,693,775)	(28,619,475)	(27,074,300)
Repayment of Notes, fair value	19,699,272	6,605,776	13,093,496

Financing Activities after removing activity related to Notes, fair value	$940,138	$22,877,130	$(23,817,268)

Net cash used in operating activities increased to $2,876,546 in the three months ended June 30, 2011, from $2,469,094 in the three months ended June 30, 2010. Non-cash charges that most significantly offset our net loss of $3,106,678 in the three months ended June 30, 2011 were: $74,904 of allowances for loan losses on member loans, $33,982 of amortization of debt discounts and $241,661 of stock based compensation expense. Similarly, non-cash charges that most significantly offset our net loss of $2,525,235 in the three months ended June 30, 2010 were: $182,014 of allowances for loan losses on member loans, $36.273 of amortization of net deferred loan fees and costs, $75,622 of amortization of debt discounts and $63,348 of stock based compensation expense.
Net cash used in investing activities for the three months ended June 30, 2011 and 2010, were $35,913,3794 and $21,156,653, respectively. However, after removing activity related to the Notes, which activity was mostly offset by corresponding activity related to the CM Loans reflected in our cash flow from financing activities, the remaining amounts used for financing activities in the three months ended June 30, 2011 and 2010, were $824,4304 and $873,599 of cash used, respectively. These remaining amounts in both periods were primarily activities related to borrower repayments of our member loans and changes in restricted cash.
We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future as we grow our platform. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to continue to fund member loans on the platform we will hold for investment. To date, we have funded our cash requirements with proceeds from our debt issuances and the sale of equity securities. At June 30, 2011 and 2010, we had $1,022,000 and $862,000, respectively, in unrestricted cash and cash equivalents. We primarily invest our cash in short-term interest bearing money market funds.
We do not have any committed external source of funds. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings or debt financings. Additional equity or debt financing may not be available on acceptable terms, if at all.
Assets Under Management
In October 2010, we formed a subsidiary, LC Advisors, LLC, a California limited liability company (“LCA”), which is wholly-owned by LendingClub. LCA has registered with the SEC as an investment advisor and also acts as the general partner to two private investment funds for accredited investors with differing investment strategies. In connection with the funds, LendingClub formed a Delaware business trust as a bankruptcy remote entity to hold assets of the funds. LCA commenced operations after January 1, 2011.
We started offering the funds in March 2011 through a private placement. As of June 30, 2011, the funds had approximately $9.5 million in assets with $3.0 million in escrow, which was contributed to the funds on July 1, 2011, LCA earns a management fee paid by the limited partners of the funds, which is based on the amount of assets of each fund.
Summary of Changes in Assets Under Management
The table below presents our summary of changes in assets under management for LCA.

Three Months
Ended
June 30, 2011
Balance — beginning of period	$804,278
Net flows	8,636,287
Appreciation (Depreciation)	55,245

Balance — end of period	$9,495,810

Income Taxes
We incurred no tax provision for the three months ended June 30, 2011 and 2010. Given our history of operating losses, it is difficult to accurately forecast how results will be affected by the realization, if any, of net operating loss carry forwards.

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
Variable Interest Entities
The determination of whether or not to consolidate a special purpose entity under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of the special purpose entity. To make these judgments, management has conducted and analyzed, on a case by case basis, of the relationship of the holders of the variable interests to each other, the design of the entity, the expected operations of the entity, which holder of variable interest is most closed associated to the entity and which holder of variable interest is the primary beneficiary required to consolidate the entity. Upon the occurrence of such events, such as redemptions by all unaffiliated investors in any fund and modifications to fund organization documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Upon the adoption of amended accounting guidance applicable to variable interest entities on January 1, 2010, management reconsiders whether we are deemed to be a variable interest entity primary beneficiary who consolidates such entity. As of June 30, 2011, the Company didn’t have any Variable Interest Entities.
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
As of June 30, 2011, we had facilitated member loans with an average original principal amount of approximately $10,000 and an aggregate original principal amount of $280,648,475. Out of 27,291 facilitated member loans, 3,580 member loans with an aggregate original principal amount of $33,589,075, or 11.97% had fully paid. Including loans which were fully paid, 25,007 loans representing $255,858,875 of outstanding principal balance at June 30, 2011 had been through at least one billing cycle.
Of the $255,858,875 of original principal balance at June 30, 2011 that had been through at least one billing cycle, $6,353,487 of outstanding principal balance less interest and fees received, or 2.48%, was either in default or has charged off. The defaulted or charged off loans were comprised of 893 member loans, of which 645 loans representing $4,468,032 in outstanding principal balance less interest and fees received, were defaults and charge offs due to delinquency, while the remaining 248 loans were loans in which the borrower member filed for a Chapter 7 bankruptcy seeking liquidation. A member loan is considered defaulted when at least one payment is more than 120 days late.
Of remaining loans that had been through at least one billing cycle as of June 30, 2011, $166,214,148 of principal remained outstanding of which 97.71% was current, 0.20% was 16 to 30 days late, 1.25% was between 31 and 120 days late and 0.84% were on a performing payment plan. During the three months ended June 30, 2011, of the 16,477 member loans which were not delinquent prior to the start of the quarter, 446 member loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 — 15 day grace period. Of those loans which became delinquent for more than 15 days during the quarter, we charged late fees totaling $3,620 on 146 loans and received late fees of $517 on 26 loans.

The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to June 30, 2011, grouped by the loan grade assigned by us:

Loan	Number of	Average	Average Annual	Average Total
Grade	Borrowers	Interest Rate	Percentage Rate	Funded Commitment
A1	481	5.77%	7.07%	$5,806
A2	909	6.37%	7.62%	6,167
A3	1,315	7.11%	8.53%	7,140
A4	1,904	7.62%	9.11%	8,167
A5	2,081	8.12%	9.50%	8,964
B1	1,217	10.04%	12.52%	9,326
B2	1,404	10.43%	12.90%	9,972
B3	1,870	10.76%	13.23%	10,862
B4	1,775	11.15%	13.55%	10,502
B5	1,899	11.52%	13.96%	10,709
C1	1,475	12.65%	15.37%	10,179
C2	1,393	13.08%	15.85%	10,365
C3	1,160	13.43%	16.16%	10,002
C4	929	13.69%	16.44%	10,065
C5	881	14.11%	16.90%	9,687
D1	686	14.44%	17.55%	10,424
D2	953	14.91%	17.72%	10,870
D3	828	15.29%	18.06%	11,362
D4	684	15.67%	18.41%	12,549
D5	613	16.10%	18.84%	12,895
E1	538	16.43%	19.13%	12,734
E2	439	16.80%	19.41%	13,342
E3	383	17.19%	19.80%	13,630
E4	299	17.59%	20.14%	14,788
E5	261	17.99%	20.63%	15,639
F1	213	18.41%	21.00%	15,612
F2	177	18.72%	21.28%	15,676
F3	111	19.13%	21.72%	15,852
F4	108	19.60%	22.26%	15,384
F5	80	20.07%	22.76%	18,400
G1	67	20.33%	23.04%	18,712
G2	61	20.58%	23.24%	18,840
G3	34	20.87%	23.45%	19,154
G4	38	21.18%	23.84%	19,243
G5	25	21.50%	24.24%	$18,532

Total	27,291	11.85%	14.18%	$10,284

The following table presents aggregated information for the period from May 24, 2007 to June 30, 2011, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

	Percentage of
	Borrowers Stating
Loan	They Own Their	Average Annual	Average Debt to
Grade	Own Homes	Gross Income	Income Ratio (1)
A1	69.65%	$63,959	10.00%
A2	65.90%	66,102	10.73%
A3	61.67%	69,684	11.07%
A4	55.78%	65,475	11.79%
A5	55.84%	69,695	12.09%
B1	50.94%	66,288	12.22%
B2	48.79%	70,352	12.53%
B3	51.98%	71,946	13.07%
B4	51.77%	69,460	13.30%
B5	50.18%	66,448	13.42%
C1	47.73%	71,633	13.31%
C2	45.94%	66,726	13.42%
C3	48.10%	66,302	13.33%
C4	46.50%	67,022	14.01%
C5	43.25%	67,541	13.71%
D1	40.52%	65,087	13.50%
D2	45.12%	70,910	13.72%
D3	47.83%	68,127	13.83%
D4	44.59%	71,540	13.61%
D5	48.94%	70,357	13.48%
E1	46.10%	70,530	13.72%
E2	48.97%	74,126	14.05%
E3	45.69%	72,073	13.53%
E4	52.84%	77,081	13.51%
E5	54.79%	90,530	14.02%
F1	52.58%	81,451	13.74%
F2	53.11%	80,739	13.97%
F3	47.75%	80,609	14.34%
F4	53.70%	78,087	14.27%
F5	61.25%	85,174	13.61%
G1	59.70%	76,705	13.27%
G2	60.66%	88,011	14.83%
G3	52.94%	89,785	15.65%
G4	60.53%	104,254	12.74%
G5	44.00%	$109,208	13.53%

Total	51.21%	$69,418	12.90%

[1]	Average debt to income ratio, excluding mortgage debt, calculated by us based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to June 30, 2011, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

				Average	Average	Average	Average	Average Months
	Average	Average Open	Average Total	Revolving	Revolving Line	Inquiries in the	Delinquencies in	Since Last
Loan Grade	FICO	Credit Lines	Credit Lines	Credit Balance	Utilization	Last Six Months	the Last Two Years	Delinquency
A1	780	9	25	$8,484	18.24%	—	0	35
A2	771	10	25	8,918	18.96%	1	0	36
A3	762	9	24	10,236	23.83%	1	0	36
A4	750	9	23	11,641	30.44%	1	0	40
A5	744	9	23	12,645	33.84%	1	0	39
B1	736	9	22	11,823	38.50%	1	0	35
B2	732	9	21	12,788	40.99%	1	0	37
B3	727	9	22	13,979	43.93%	1	0	36
B4	720	9	22	14,125	45.63%	1	0	36
B5	714	9	21	13,755	49.95%	1	0	36
C1	707	9	21	13,533	53.65%	1	0	35
C2	703	9	21	13,077	55.66%	1	0	37
C3	699	9	21	13,376	54.04%	1	0	36
C4	695	9	21	13,879	57.52%	1	0	35
C5	690	9	20	13,299	59.17%	1	0	32
D1	684	9	20	13,272	61.64%	1	0	33
D2	689	9	21	13,450	60.55%	1	0	34
D3	688	9	21	14,290	61.33%	1	0	32
D4	689	9	21	14,081	63.06%	1	0	37
D5	689	9	21	14,940	62.66%	1	0	35
E1	685	9	20	13,443	64.60%	1	0	36
E2	685	9	21	15,169	67.41%	1	0	36
E3	682	9	21	15,655	68.63%	1	0	31
E4	682	9	22	16,567	67.97%	1	0	33
E5	681	10	23	17,653	68.87%	1	0	33
F1	680	10	23	17,542	66.49%	1	0	35
F2	677	9	22	18,031	72.13%	1	0	33
F3	677	10	24	15,055	71.35%	1	0	32
F4	673	9	23	13,848	71.96%	1	0	32
F5	675	10	23	17,937	71.44%	1	0	33
G1	672	10	23	17,027	67.19%	1	1	26
G2	672	9	21	23,082	78.12%	1	0	34
G3	669	9	23	16,626	80.96%	1	1	25
G4	672	11	25	23,139	75.05%	1	0	32
G5	671	13	27	24,836	75.95%	1	0	36

Total	717	9	22	$13,200	47.59%	1	0	35

The following table presents additional aggregated information for the period from May 24, 2007 to June 30, 2011, about delinquencies, default and borrower paid off loans, grouped by the loan grade assigned by us. The default and delinquency information presented in the table includes data only for member loans that had been through at least one billing cycle as of June 30, 2011. With respect to late member loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late member loan amounts as a percentage of member loans that have been through at least one billing cycle. Member loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of member loans that have been outstanding, on average, for approximately twelve months.
Because of our limited operating history, the data in the following table regarding loss experience may not be representative of the loss experience that will develop over time as additional member loans are originated through our platform and the member loans already originated through our platform have longer payment histories.

												Total
							Number of				Number	Origination
							Loans excl	Number of			of All	Amount for
Loan	16-30 Days	16-30 Days	31+ Days	31+ Days	Charged-Off	Charged-Off	Issued /	Loans Fully	Fully Paid	Fully Paid	Issued	All Issued	% Default/
Grade	Late ($)	Late (%)	Late ($)	Late (%)	/ Default ($)	/ Default (%)	Fully Paid	Paid	($)	(%)	Loans	Loans	Charged-Off
A1	$3,795	0.22%	$0	0.00%	$27,946	1.26%	345	44	$128,100	4.59%	481	$2,792,875	1.00%
A2	2,771	0.08%	12,615	0.35%	9,220	0.19%	688	124	534,450	9.53%	909	5,605,925	0.16%
A3	15,951	0.29%	21,816	0.40%	49,906	0.58%	992	211	1,303,925	13.89%	1,315	9,389,075	0.53%
A4	—	0.00%	53,517	0.56%	51,096	0.36%	1,483	261	1,934,425	12.44%	1,904	15,550,375	0.33%
A5	33,672	0.31%	58,990	0.54%	199,737	1.12%	1,655	317	2,697,150	14.46%	2,081	18,653,250	1.07%
B1	11,465	0.18%	44,336	0.69%	218,909	2.09%	919	200	1,758,150	15.49%	1,217	11,350,075	1.93%
B2	156	0.00%	26,767	0.35%	328,566	2.53%	1,065	228	2,426,575	17.33%	1,404	14,000,975	2.35%
B3	8,440	0.07%	109,720	0.92%	462,834	2.54%	1,438	238	2,899,550	14.28%	1,870	20,311,175	2.28%
B4	52,396	0.46%	115,499	1.01%	373,433	2.16%	1,413	219	2,272,875	12.19%	1,775	18,640,850	2.00%
B5	—	0.00%	105,764	0.84%	456,607	2.46%	1,510	241	2,254,825	11.09%	1,899	20,336,500	2.25%
C1	12,352	0.14%	163,750	1.85%	341,354	2.54%	1,115	220	1,961,375	13.06%	1,475	15,013,650	2.27%
C2	20,790	0.23%	112,289	1.26%	337,050	2.57%	1,112	176	1,714,750	11.88%	1,393	14,438,600	2.33%
C3	24,162	0.35%	112,415	1.62%	324,774	3.00%	920	168	1,553,350	13.39%	1,160	11,602,450	2.80%
C4	18,549	0.35%	40,742	0.77%	293,426	3.36%	729	148	1,393,150	14.90%	929	9,350,275	3.14%
C5	11,699	0.24%	100,642	2.07%	353,298	4.58%	682	127	1,148,600	13.46%	881	8,533,850	4.14%
D1	9,777	0.25%	63,839	1.62%	380,725	5.79%	535	96	1,071,550	14.99%	686	7,150,675	5.32%
D2	24,206	0.38%	96,098	1.50%	267,953	2.87%	760	108	1,217,425	11.75%	953	10,359,250	2.59%
D3	—	0.00%	147,100	2.47%	322,685	3.71%	662	98	1,078,575	11.47%	828	9,407,500	3.43%
D4	2,800	0.05%	39,174	0.69%	311,619	4.04%	560	67	690,650	8.05%	684	8,583,475	3.63%
D5	25,716	0.47%	114,963	2.09%	202,112	2.80%	504	62	643,700	8.14%	613	7,904,450	2.56%
E1	4,573	0.10%	114,117	2.43%	164,064	2.63%	446	49	596,975	8.71%	538	6,850,900	2.39%
E2	—	0.00%	96,032	2.33%	142,628	2.66%	361	42	508,725	8.69%	439	5,857,350	2.44%
E3	—	0.00%	52,311	1.40%	137,063	2.91%	324	27	338,775	6.49%	383	5,220,150	2.63%
E4	—	0.00%	17,936	0.57%	164,810	4.10%	242	33	447,125	10.11%	299	4,421,475	3.73%
E5	—	0.00%	37,784	1.32%	116,182	3.26%	212	21	271,425	6.65%	261	4,081,725	2.85%
F1	20,024	0.83%	53,687	2.22%	25,306	0.87%	168	19	216,000	6.50%	213	3,325,250	0.76%
F2	—	0.00%	24,328	1.22%	73,428	3.01%	146	14	184,925	6.66%	177	2,774,725	2.65%
F3	13,425	1.06%	12,770	1.01%	23,740	1.52%	98	4	92,000	5.23%	111	1,759,525	1.35%
F4	—	0.00%	7,000	0.61%	53,176	3.77%	85	7	85,900	5.17%	108	1,661,425	3.20%
F5	13,418	1.21%	17,368	1.56%	35,162	2.80%	64	3	36,800	2.50%	80	1,471,975	2.39%
G1	—	0.00%	25,422	3.18%	20,076	1.98%	51	5	95,000	7.58%	67	1,253,725	1.60%
G2	—	0.00%	29,037	3.06%	12,908	1.22%	55	1	9,600	0.84%	61	1,149,225	1.12%
G3	—	0.00%	—	0.00%	26,384	4.36%	32	—	—	0.00%	34	651,250	4.05%
G4	—	0.00%	13,485	2.23%	—	0.00%	35	—	—	0.00%	38	731,225	0.00%
G5	$0	0.00%	$31,230	9.14%	$45,312	10.94%	21	2	$22,675	4.89%	25	$463,300	9.78%

Total	$330,136	0.19%	$2,072,543	1.20%	$6,353,487	2.48%	21,427	3,580	$33,589,075	11.97%	27,291	$280,648,475	2.26%

The following table presents aggregated information for the period from May 24, 2007 to June 30, 2011 on the results of our collection efforts for all corresponding member loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded the 20 loans that we repurchased due to identity fraud.

						Aggregate
				Gross Amount		Principle Balance
				Collected on	Number of Loans	of Loans Charged-	Gross Amount
Loan	Number of Loans	Total Origination	Aggregate Amount	Accounts Sent to	Charged-Off Due	Off Due to	Recovered on Loans
Grade	In Collection (1)	Amount (1)	Sent to Collections (1)	Collections (2)	to Delinquency (3)	Delinquency (3)	Charged-Off (4)
A	212	$1,390,125	$169,946	$72,963	50	$235,104	$9,823
B	484	4,806,950	684,576	296,350	158	1,104,949	17,793
C	517	4,526,325	735,619	333,029	185	1,102,764	16,606
D	361	3,787,775	669,924	288,116	150	1,069,298	19,417
E	158	2,050,750	335,222	134,573	61	572,842	2,800
F	48	729,175	158,120	72,907	16	141,408	9,640
G	21	$318,275	$49,271	$20,402	7	$83,308	$0

Total	1,801	$17,609,375	$2,802,678	$1,218,340	627	$4,309,673	$76,080

1)	Represents accounts 31 to 120 days past due.

2)
Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status. Of this amount, investors received $1,206,157 (99%). The remainder was fees to us of $12,183 (1%). The amounts retained by us are reflected as loan servicing fees in our consolidated financial statements.

3)
Represents accounts that have been delinquent for 120 days at which time the account is charged-off. Any money recovered after 120 days is no longer included as amounts collected on accounts sent to collection. As of this quarter, a total of 627 loans have been charged off due to delinquency, of which 3 were on a payment plan as of June 30, 2011.

4)	Represents the gross amounts we received on charged-off accounts after the accounts were charged-off—e.g., a dollar received on an account after 120 days past due.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable for smaller reporting companies.

Item 4.	Controls and Procedures
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
The discussion in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and the prospectus for the Notes dated July 29, 2011. These risk factors describe various risks and uncertainties. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, these risks could have a material adverse effect on the value of the Notes you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.

In addition, you should consider the following:
We have incurred net losses in the past and expect to incur net losses in the future. If we become insolvent or bankrupt, you may lose your investment.
We have incurred net losses in the past and we expect to incur net losses in the future. As of June 30, 2011, our accumulated deficit was $44.6 million and our total stockholders’ deficit was $40.2 million. Our net loss for the three months ended June 30, 2011 and 2010, was $3,106,678 and $2,525,235, respectively. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. In future periods, we may not have any revenue growth, or our revenue could decline. Our failure to become profitable could impair the operations of our platform by limiting our access to working capital to operate the platform. If we were to become insolvent or bankrupt, an event of default would occur under the terms of the Notes, and you may lose your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-151827). The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on October 10, 2008. From October 13, 2008 to June 30, 2011, we sold $278,558,125 in principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. In connection with the offering, we incurred estimated expenses of approximately $4,632,965, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding member loan (CM Loan) through the LendingClub platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index

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
Dated: August 15, 2011

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to Section 906 of Sarbanes-Oxley Act of 2002