Form 10-Q
period 2011-09-30
LendingClub Corp
filed 2011-11-14
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 333-151827
LendingClub Corporation
(Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

71 Stevenson St., Suite 300
San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)
(415) 632-5600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2011, there were 8,816,822 shares of the registrant’s common stock outstanding.

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
Explanatory Notes
Beginning with this Quarterly Report on Form 10-Q for the period ended September 30, 2011, we refer to all loans made to borrower members as “Member Loans”. In previously issued periodic reports and financial statements, loans financed by Member Payment Dependent Notes (“Notes”) were referred to as “CM Loans” and loans financed by us via sources of funds other than Notes were referred to as “Member Loans”. We believe it is no longer meaningful or beneficial to use separate terms to describe the homogeneous loans issued to borrower members to reflect differences in their financing sources. Accordingly, we have changed the captions and descriptions of all previously reported loan-related amounts and information in this Quarterly Report to refer to all such items as Member Loans.
In connection with the change in terminology described above and beginning with the quarter ended September 30, 2011, we have revised the format of our consolidated statements of operations to present the major components of interest income together, the major components of interest expense together and then net interest income. In previously issued financial statements, our consolidated statements of operations presented the interest income, interest expense and net interest income related to Member Loans at amortized cost separately from the interest income, interest expense and net interest income related to Member Loans at fair value (formerly known as CM Loans). This revised financial statement format is a widely used presentation for lending institutions, which we believe is a simple and useful presentation. As explained more fully in Note 1 (Basis of Presentation) to the consolidated financial statements, certain amounts in prior quarters’ consolidated statements of operations related to interest income on Member Loans, interest income on cash and cash equivalents and interest expense on loans payable have been reclassified to conform to this new presentation. These reclassifications had no net impact on previously reported results of consolidated operations or consolidated stockholders’ equity.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
LendingClub Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS

Cash and cash equivalents	$32,205,637	$13,335,657
Restricted cash	1,022,000	862,000
Member Loans at fair value	227,422,668	149,971,989
Member Loans at amortized cost, net of allowance for loan losses	2,766,573	5,253,278
Other receivables	360,812	109,337
Prepaid expenses and other assets	220,450	63,382
Property and equipment, net	376,746	214,991
Deposits	107,706	57,756

Total assets	$264,482,592	$169,868,390

LIABILITIES

Accounts payable	$1,258,276	$259,682
Accrued expenses	1,568,874	1,450,936
Notes, at fair value	225,004,985	149,777,817
Loans payable, net of debt discount	1,329,738	2,872,586

Total liabilities	$229,161,873	$154,361,021

Commitments and contingencies (see Note 13)

PREFERRED STOCK

Preferred stock	$78,764,113	$52,850,391

Total preferred stock	$78,764,113	$52,850,391

STOCKHOLDERS’ DEFICIT

Common stock	$88,157	$85,716
Additional paid-in capital	4,376,135	4,025,914
Accumulated deficit	(47,907,686)	(41,454,652)

Total stockholders’ deficit	(43,443,394)	(37,343,022)

Total liabilities, preferred stock and stockholders’ deficit	$264,482,592	$169,868,390

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Interest Income
Member Loans at fair value:
Interest revenue	$6,277,944	$2,621,387	$11,269,335	$4,505,972
Origination fees	2,940,193	1,521,953	5,384,137	2,666,910
Member Loans at amortized cost, net	155,376	223,512	343,528	450,339
Cash and cash equivalents	4,271	10,485	10,042	16,803

Total Interest Income	9,377,784	4,377,337	17,007,042	7,640,024

Interest Expense

Notes interest expense	(6,224,160)	(2,621,387)	(11,215,551)	(4,505,972)
Note interest expense reduction for servicing fee	281,837	111,919	507,759	217,074
Loans payable	(69,429)	(254,736)	(171,817)	(550,251)

Total Interest Expense	(6,011,752)	(2,764,204)	(10,879,609)	(4,839,149)

Net interest income	3,366,032	1,613,133	6,127,433	2,800,875

Provision for loan losses on Member Loans at amortized cost	(80,240)	(91,706)	(155,144)	(273,720)
Fair valuation adjustments, Member Loans at fair value	(4,230,842)	(2,153,128)	(7,053,662)	(3,817,433)
Fair valuation adjustments, Notes	4,136,376	2,151,566	6,958,939	3,814,374

Net interest income after provision for loan losses and fair valuation adjustments	3,191,326	1,519,865	5,877,566	2,524,096
Other revenue	212,637	64,265	311,923	165,265

Total net revenue	3,403,963	1,584,130	6,189,489	2,689,361

Operating expenses:
Sales, marketing and customer service	(4,289,476)	(3,076,359)	(8,147,315)	(5,374,725)
Engineering	(666,736)	(500,198)	(1,186,875)	(998,569)
General and administrative	(1,794,108)	(946,463)	(3,308,334)	(1,780,191)

Total operating expenses	(6,750,320)	(4,523,020)	(12,642,524)	(8,153,485)

Loss before provision for income taxes	(3,346,357)	(2,938,890)	(6,453,035)	(5,464,124)

Provision for income taxes	—	—	—	—

Net loss	$(3,346,357)	$(2,938,890)	$(6,453,035)	$(5,464,124)

Net loss attributable to common stockholders	$(3,346,357)	$(2,938,890)	$(6,453,035)	$(5,464,124)

Basic and diluted net loss per share	$(0.38)	$(0.34)	$(0.74)	$(0.64)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,727,389	8,565,011	8,665,184	8,561,654
The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(6,453,035)	$(5,464,124)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	60,574	37,934
Amortization of debt discounts	57,117	149,668
Fair valuation adjustments, net	94,723	3,059
Stock based compensation expense	268,413	173,624
Amortization of net deferred loan fees and costs	(14,765)	9,759
Other non-cash expenses	78	70,501
Provision for loan losses	155,144	273,720
Changes in operating assets and liabilities
Other receivables	(251,475)	(6,909)
Prepaid expenses and other assets	(157,068)	157,798
Deposits	(49,950)	(10,983)
Accounts payable	998,594	199,098
Accrued expenses	117,938	47,179
Deferred revenue	—	(13,597)

Net cash used in operating activities	(5,173,712)	(4,373,273)

Cash flows from investing activities
Origination of Member Loans at fair value	(123,537,056)	(63,558,925)
Origination of Member Loans at amortized cost, net	(1,063,821)	(1,613,925)
Repayment of Member Loans at fair value	41,588,088	15,853,311
Repayment of Member Loans at amortized cost	854,697	2,717,278
Net change in restricted cash	(160,000)	500,000
Purchase of property and equipment	(222,329)	(68,670)

Net cash used in investing activities	(82,540,421)	(46,170,931)

Cash flows from financing activities:
Proceeds from issuance of Notes at fair value	124,210,169	63,622,800
Payments on loans payable	(1,599,965)	(3,077,417)
Payments on Notes at fair value	(42,024,062)	(15,912,253)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	24,387,945
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	25,913,722	—
Proceeds from issuance of common stock	84,249	7,898

Net cash provided by financing activities	106,584,113	69,028,973

Net increase in cash and cash equivalents	18,869,980	18,484,769

Cash and cash equivalents — beginning of period	13,335,657	2,572,174

Cash and cash equivalents — end of period	$32,205,637	$21,056,943

Supplemental disclosure of cash flow information:

Cash paid for interest	$10,826,333	$4,689,481

Supplemental disclosure of non-cash investing and financing activities:

Reclassification of Member Loans held at amortized cost to Member Loans held at fair value	$2,555,373	$38,829
The accompanying notes are an integral part of these consolidated financial statements.

LENDINGCLUB CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The consolidated balance sheets as of September 30, 2011 and March 31, 2011, the consolidated statements of operations for the three and six months ended September 30, 2011 and 2010, respectively, and the consolidated statements of cash flows for the six months ended September 30, 2011 and 2010, respectively, have been prepared by LendingClub Corporation (“LendingClub”) (referred to herein as “we”, “our” “the company” and “us”) in conformity with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.
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
Beginning with this Quarterly Report on Form 10-Q, we refer to all loans made to borrower members as “Member Loans”. In previously issued financial statements, loans financed by Notes were referred to as “CM Loans” and loans financed by us via sources of funds other than Notes were referred to as “Member Loans”. Accordingly, we have changed the captions and descriptions of all previously reported loan-related amounts and information in this Quarterly Report to refer to all such items as Member Loans.
In connection with the change in terminology described above and beginning with this Quarterly Report on Form 10-Q, we have revised the format of the consolidated statements of operations to present the major components of interest income together, the major components of interest expense together and then net interest income. In previously issued financial statements, the consolidated statements of operations presented the interest income, interest expense and net interest income related to Member Loans at amortized cost separately from the interest income, interest expense and net interest income related to Member Loans at fair value (formerly known as CM Loans). Accordingly, as explained more fully in Note 2 — Summary of Significant Accounting Policies, certain amounts in prior quarters’ consolidated statements of operations have been reclassified to conform to the current period’s presentation and the reclassifications has had no net impact on previously reported results of consolidated operations or consolidated stockholders’ equity.
2. Summary of Significant Accounting Policies
Consolidation Policies
The consolidated financial statements include the accounts of the Company and its subsidiary, LC Advisors, LLC, a California limited liability company (“LCA”) and LC Trust I, a Delaware business trust (“Trust”). In determining whether to consolidate an entity, the Company’s policy is to consider factors such as: (i) whether the Company has an equity investment or ownership interest greater than 50% and control over significant operating, financial and investing decisions, or, (ii) variable interest entities (VIE’s) in which the Company’s equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support or when the Company’s equity investment at risk in the VIE lacks any of the following characteristics of a controlling financial interest: the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the entity’s success, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the legal entity.
LCA is wholly-owned by the Company, and the Company consolidates LCA’s operations and all intercompany accounts have been eliminated.

The purpose of the Trust is to acquire portions of Member Loans from the Company and hold them for the benefit of investors that purchase Member Loan Payment Dependent Trust Certificates (Certificates) issued by the Trust. The Company’s capital contributions have been insufficient to allow the Trust to finance its holdings of Member Loans without the issuance of Certificates. Additionally, the Certificates are structured so that the Company’s equity investment is not obligated to absorb the expected losses of the entity. The Certificates absorb payment delays and realized losses on their related Member Loans due to the member loan payment dependent design of the Certificates. The Company was the initial beneficiary of the Trust at its formation and is now the residual beneficiary of the Trust, although the residual benefits of the Trust are expected to be insignificant due to the design of the Trust. Accordingly, under ASC 810-10-15-14, the Company’s capital contributions to the Trust qualify as equity investments in a VIE and the Company has consolidated the Trust’s operations and all intercompany accounts have been eliminated.
Liquidity
We have incurred operating losses since our inception. For the three months ended September 30, 2011 and 2010, we incurred net losses of $3,346,357 and $2,938,890, respectively. For the six months ended September 30, 2011 and 2010, we incurred net losses of $6,453,035 and $5,464,124, respectively. For the six months ended September 30, 2011 and 2010, we had negative cash flows from operations of $5,173,712 and $4,373,273, respectively. Additionally, we have an accumulated deficit of $47,907,686 since inception and a stockholders’ deficit of $43,443,394 as of September 30, 2011.
Since our inception, we have financed our operations through debt and equity financing from various sources. We are dependent upon raising additional capital and/or seeking additional debt financing to fund our operating plans. Failure to obtain sufficient debt and/or equity financing in the future and, ultimately, to achieve profitable operations and positive cash flows from operations could adversely affect our ability to achieve our business objectives and continue as a going concern. Further, there can be no assurance as to the availability or terms upon which any required financing and/or capital might be available in the future, if at all.
During the three months ended September 30, 2011, we issued 7,308,708 shares of Series D convertible preferred stock for aggregate cash consideration of approximately $26,000,000. In connection with our private placement of Series D convertible preferred stock, we incurred transaction expenses of $96,277 that were recorded as an offset to gross proceeds.
Use of Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience, current information and various other factors we believe to be relevant and reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) fair value determinations; (3) allowance for loan losses; and (4) share-based compensation. These estimates and assumptions are inherently subjective in nature, actual results may differ from these estimates and assumptions, and the differences could be material.
Cash and Cash Equivalents
Cash and cash equivalents include various deposits with financial institutions in checking and short-term money market accounts. We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents.
Restricted Cash
Restricted cash consisted primarily of funds held in escrow in certificates of deposit or money market accounts, at the banks associated with the loan facilities described in Note 6 — Loans Payable, and by our operating banks as security for transactions processed on our platform.

Member Loans
All Member Loans originated from the Company’s inception through April 7, 2008, either were sold to third party investors or held for investment on our balance sheet. Sales of loans to third party investors were discontinued April 7, 2008. All Member Loans originated since April 7, 2008, have been held for investment on our balance sheet based on management’s intent and ability to hold such loans for the foreseeable future or to maturity. Two alternative accounting methods have been used to account for Member Loans held for investment and the choice of accounting method roughly paralleled the method of financing the loans at their origination, as discussed below.
Beginning October 13, 2008, Member Loans were able to be financed by Notes issued by us to investors, and the majority of Member Loans originated since that date have been financed in that manner. These Notes are special limited recourse obligations of LendingClub. Each series of Notes corresponds to a single corresponding Member Loan originated through our platform and the payments to investors in the Notes are directly dependent on the timing and amounts of payments received on the related Member Loan. If we do not receive a payment on the Member Loan, we are not obligated to and will not make any payments on the corresponding Notes. In conjunction with this financing structure effective as of October 13, 2008, we adopted the provisions of FASB ASC 825-10, which permits companies to choose to measure certain financial instruments and certain other items at fair value. Accordingly, since October 13, 2008, we have elected the fair value option for Member Loan originations that were financed by Notes (“Member Loans at fair value”) and also elected the fair value option for the related Notes to reflect the instruments’ payment dependent relationship. The accounting standard requires that estimated unrealized gains and losses on financial instruments for which the fair value option has been elected be reported in earnings.
We also originate some Member Loans and finance them ourselves, with sources of funds other than Notes, to ensure sufficient financing for loans desired by our borrower members. Funds to finance such Member Loan originations were obtained through our borrowings under loan facilities with various entities (see Note 6 — Loans Payable) and issuance of various series of preferred stock (see Note 8 — Preferred Stock). Member Loans that are financed by us are carried at amortized cost, reduced by a valuation allowance for estimated credit losses incurred as of the balance sheet date (“Member Loans at amortized cost”). The amortized cost of such Member Loans includes their unpaid principal balance net of unearned income, which is comprised of origination fees charged to borrower members and offset by our incremental direct origination costs for the loans. Unearned income is amortized ratably over the member loan’s contractual life using a method that approximates the effective interest method.
Member Loans at Fair Value and Notes at Fair Value
The aggregate fair values of the Member Loans at fair value and Notes are reported as separate line items in the assets and liabilities sections of our consolidated balance sheets using the methods and disclosures related to fair value accounting that are described in FASB ASC 820.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in the fair value of the Member Loans at fair value and Notes are predominantly unrealized gains and losses and are recognized separately in earnings.
We determined the fair value of the Member Loans at fair value and Notes in accordance with the fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs, which generally requires significant management judgment, when measuring fair value. FASB ASC 820 establishes the following hierarchy for categorizing these inputs:
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

Since observable market prices are not available for similar assets and liabilities, we believe the Member Loans at fair value and Notes should be considered Level 3 financial instruments. For Member Loans at fair value, the fair values are estimated using the loans’ amortized cost adjusted for our expectation of both the rate of default of the loans within each credit score band and the amount of loss in the event of default. A reduction in the expected future cash flows from the Member Loans at fair value due to expected default and loss results in a reduction of their estimated fair values.
Our obligation to pay principal and interest on any Note is equal to the pro-rata portion of the payments, if any, received on the related Member Loan at fair value, net of a servicing fee. As such, any reduction in the expected future payments on a Member Loan at fair value due to default and loss, reduces the expected future payments on the related Notes by a comparable amount, thereby reducing the fair value of the Notes. The fair value of a given principal amount of Notes is approximately equal to the fair value of a comparable principal amount of the related Member Loan at fair value, adjusted for the servicing fee. The effective interest rate associated with a Note will be less than the interest rate earned on the related Member Loan at fair value due to the servicing fee. For additional discussion on this topic, see Note 5 — Member Loans at Fair Value and Notes.
Allowance for Loan Losses
We may incur losses if borrower members fail to pay their monthly scheduled loan payments. The allowance for loan losses applies only to Member Loans at amortized cost and is a valuation allowance that is established as losses are estimated to have occurred at the balance sheet date through a provision for loan losses charged to earnings. Realized loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.
The allowance for loan losses is evaluated on a periodic basis by management, and represents an estimate of potential credit losses based on a variety of factors, including the composition and quality of the Member Loans at amortized cost, loan specific information gathered through our collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses for Member Loans at amortized cost is subjective, complex and requires judgment by management about the effects of matters that are inherently uncertain, and actual losses may differ from our estimates.
Our estimate of the required allowance for loan losses for Member Loans at amortized cost is developed by estimating both the rate of default of the loans within each credit score band using the FICO credit scoring model, a loan’s collection status, the borrower’s FICO score at or near the evaluation date, and the amount of probable loss in the event of a borrower member default.
Impaired Loans
The Member Loan portfolio is comprised of homogeneous, unsecured loans made to borrower members. We make an initial assessment of whether a loan is impaired no later than the 90th day of delinquency of that loan and at least quarterly thereafter based on their payment status and information gathered through our collection efforts. A Member Loan at amortized cost is considered impaired when, based on loan specific information gathered through our collection efforts, it is probable that we will be unable to collect all the scheduled payments of principal or interest due according to the contractual terms of the original loan agreement. Impaired loans generally include loans 90 days or more past due. A loan that has reached its 120th day of delinquency is classified as a nonaccrual loan and we stop accruing interest. Once a loan is deemed uncollectible, 100% of the outstanding balance is charged-off, no later than the 150th day of delinquency.
Revenue Recognition
Revenues primarily result from interest income and fees earned on Member Loans originated through our online platform. Fees include loan origination fees (borrower member paid), servicing fees (investor member paid) and management fees (paid by limited partners in investment funds).
The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of September 30, 2011, ranged from 1.11% to 5.00% of the aggregate member loan amount. The member loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A Member Loan is considered issued when we move funds on our platform from the investor members’ accounts to the borrower member’s account, following which we initiate an Automated Clearing House transaction to transfer funds from our platform accounts to the borrower member’s bank account.

The recognition of interest and fee revenue is determined by the accounting method applied to each Member Loan, which include:
•	Member Loans at Fair Value — Member Loans originated on or after October 13, 2008 for which fair value accounting was elected.
•	Member Loans at Amortized Cost — Member Loans originated at any time since Company inception through September 30, 2011 and accounted for at amortized cost.
•	Member Loans Sold Directly to Third Party Investor Members — Member loans originated and sold to third party investor members, with servicing retained, which sales were discontinued April 7, 2008.
The recognition of interest and fee revenue for Member Loans under each of the three accounting methods is described below.
Member Loans at Fair Value
We record interest income on Member Loans at fair value as earned. Loans reaching 120 days delinquency are classified as nonaccrual loans and we stop accruing interest.
Origination fees on Member Loans at fair value are recognized upon origination of the loan and included in interest income (See Note 12 — Net Interest Income). Direct costs to originate Member Loans at fair value are recognized as operating expenses as incurred.
When we receive payments of principal and interest on Member Loans at fair value, we make principal and interest payments on related Notes, net of any applicable servicing fees paid by Note holders, which range up to 1.00% of the principal and interest payments received on the related Member Loans. The principal payments reduce the carrying values of both the Member Loans at fair value and the related Notes. When explicit servicing fees apply, we do not directly record servicing fee revenue related to payments on the Member Loan at fair value. Instead, we record interest expense on the corresponding Notes based on the post-service fee interest payments we make to our investor members which results in an interest expense on these Notes that is lower than the interest income on the Member Loan at fair value.
Member Loans at Amortized Cost
We record interest income on Member Loans at amortized cost as earned. Loans reaching 120 days delinquency are classified as nonaccrual loans and we stop accruing interest.
Origination fees and direct loan origination costs attributable to originations of Member Loans at amortized cost are offset and the net amount is deferred and amortized over the lives of the loans as an adjustment to the interest income earned on the loans (See Note 12 — Net Interest Income).
As discussed later in this Note 2 — Summary of Significant Accounting Principles, effective October 1, 2011, we revised our accounting policy for all Member Loans to elect the fair value accounting option for all Member Loans originated on and after October 1, 2011. As a result, there will be no new Member Loan originations that are accounted for at amortized cost after September 30, 2011.
Management Fees
LCA is the general partner of two private investment funds (“Funds”) in which it has made no capital contributions. The Funds invest in Certificates issued by the Trust. Beginning in March 2011, LCA began charging limited partners in the Funds a monthly management fee, payable monthly in arrears, based on a limited partner’s capital account balance as of the end of each month. This management fee can be modified or waived at the discretion of the general partner. These management fees are classified in the consolidated statements of operations as a component of other revenue.

Fair Valuation Adjustments of Member Loans at Fair Value and Notes at Fair Value
We include in earnings the estimated unrealized fair value gains or losses during the period attributable to changes in the instrument-specific credit risk of Member Loans at fair value, and the offsetting estimated fair value losses or gains attributable to the expected changes in future payments on Notes. We estimate the fair value of Member Loans that are accounted for at fair value by adjusting the loans’ amortized cost for our expectation of the rate of default on the loans assuming zero recovery on the defaulted loans. At origination and at each reporting period, we recognize a fair valuation adjustment for the current estimated defaults and losses for the Member Loans at fair value and a fair valuation adjustment for the corresponding effects on future payments due on the Notes. The fair valuation adjustment related to estimated defaults and losses on a given principal amount of a Member Loan at fair value will always be slightly larger than the corresponding estimated fair valuation adjustment on the related principal amount of Notes because the Member Loan that is accounted for at fair value has a slightly higher interest rate than the effective interest rate on the related Notes due to the impact of the servicing fee.
Concentrations of credit risk
Financial instruments that potentially subject us to significant concentrations of credit risk, consist principally of cash, cash equivalents, restricted cash, and Member Loans. We hold our cash, cash equivalents and restricted cash in accounts at various financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent the amounts at each institution periodically exceed the applicable FDIC insured amounts.
We perform credit evaluations of our borrower members’ financial condition and do not allow borrower members to have more than two Member Loans outstanding at any one time. We do not require collateral for Member Loans, but we maintain allowances for expected credit losses, as described above. Additionally, the potential credit risk to the Company from Member Loans is significantly mitigated to the extent that loans are financed by Notes or Certificates that contain the member payment dependency provision.
Stock-Based Compensation
All share-based awards made to employees, including grants of employee stock options, restricted stock and employee stock purchase rights, are recognized in the consolidated financial statements based on their respective grant date fair values. Any benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow.
The fair value of share-option awards is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected term of the option award, the expected volatility of our stock price and expected future dividends, if any.
Forfeitures of awards are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures, such that expense is recorded only for those stock-based awards that are expected to vest.
Share-based awards issued to non-employees are accounted for in accordance with provisions of ASC 718-505-50, Equity-Based Payments to Non-Employees, which requires that equity awards be recorded at their fair value. We use the Black-Scholes model to estimate the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation. The assumed volatility of the price of our common stock was based on comparative company volatility.
Reclassification of Prior Quarter Amounts
Certain amounts in prior quarters’ consolidated statements of operations for interest income related to Member Loans at amortized cost and interest income earned on Member Loans at fair value, interest income on Cash Equivalents, interest expense on Loans Payable, as well as the fair valuation adjustments recognized in earnings related to Member Loans at fair value and Notes, have been reclassified to conform to our new financial statement presentation. These reclassifications had no net impact on previously reported results of consolidated operations or consolidated stockholders’ equity.

New accounting pronouncements
In July 2010, the FASB issued Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires further disaggregated disclosures that improve financial statement users’ understanding of: 1) the nature of an entity’s credit risk associated with its financing receivables, and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. For public entities, the new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. Since we only file consolidated financial statements with the SEC and do not meet any of the conditions listed below, we are considered a nonpublic entity with respect to determination of the effective date of ASU 2010-20:
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
Thus, we are required to adopt the provisions of ASU 2010-20 for the annual reporting period ending on March 31, 2012. The adoption of this standard is not expected to have a material effect on the Company’s results of consolidated operations or financial position but will require expansion of future disclosures.
In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public entities, ASU No. 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. For nonpublic entities, the disclosures are effective for the annual period ending after December 15, 2012, including interim periods within that annual period. The Company is considered a nonpublic entity with respect to determination of the effective date of this ASU. Therefore, the Company must adopt this ASU for its fiscal year ending March 31, 2013, and interim periods within that fiscal year. This guidance is not expected to have a material effect on our identification of troubled debt restructurings or disclosures.
The FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, in May 2011. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011, and should be applied prospectively. Nonpublic entities may elect to apply the amendments early, but no earlier than interim periods beginning after December 15, 2011. Because of the Company’s requirement to file financial statements with the SEC, the Company is considered a public entity for purposes of determining the effective date of this ASU. Accordingly, the Company must adopt this ASU for its interim periods beginning January 1, 2012, and annual periods beginning April 1, 2012. The impact of adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

The Comprehensive Income topic of the ASC (Topic 220) was amended in June 2011 by ASU 2011-05. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity. The amendment requires consecutive presentation of the statements of operations and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendment is applicable for public entities for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2011, and retrospective application is required. The amendment is applicable for nonpublic entities for the fiscal year ending after December 15, 2012, and interim periods thereafter, and must be applied retrospectively. Early adoption is permitted for public and nonpublic entities. Because of the Company’s requirement to file financial statements with the SEC, the Company is considered a public entity for purposes of determining the effective date of this ASU. Accordingly, the Company must adopt the ASU for the fiscal year beginning April 1, 2012, and interim periods within that fiscal year. The impact of adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.
Change in Accounting Policy for Prospective Member Loan Originations
Effective October 1, 2011, we revised the accounting policy for Member Loans to elect the fair value accounting option for all Member Loans originated on and after October 1, 2011. Prior to October 1, 2011, Member Loan originations financed by Notes were accounted for at fair value and Member Loan originations financed by us via sources of funds other than Notes were accounted for at amortized cost. We believe this change in accounting policy will further simplify the accounting and presentation of Member Loans, as all Member Loans eventually will be accounted for at fair value once the existing Member Loans that are accounted for at amortized cost are no longer outstanding.
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
The convertible preferred stock (on an as-converted basis) is deemed to be anti-dilutive, and, therefore is excluded from the computation of basic net loss per share. The following table details the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net loss attributable to common stockholders	$(3,346,357)	$(2,938,890)	$(6,453,035)	$(5,464,124)

Weighted-average common shares outstanding, basic and diluted	8,727,389	8,565,011	8,665,184	8,561,654

Net loss per common share:
Basic and diluted	$(0.38)	$(0.34)	$(0.74)	$(0.64)

4. Member Loans at Amortized Cost
The outstanding balance of Member Loans at amortized cost are as follows:

	September 30, 2011	March 31, 2011
Principal balance	$3,200,483	$5,746,644
Deferred origination costs/(revenue), net	(181,185)	(163,481)

Net loans	3,019,298	5,583,163
Allowance for loan losses	(252,725)	(329,885)

Member Loans at amortized cost, net	$2,766,573	$5,253,278

Ratio of allowance for loan losses to net loans	8.4%	5.9%
An analysis of the allowance for loan losses follows:

	Six Months Ended September 30,
	2011	2010

Balance at beginning of period	$329,885	$781,758
Charge-offs	(232,304)	(507,375)
Provision for loan losses	155,144	273,720

Balance at end of period	$252,725	$548,103

The fair value of Member Loans at amortized cost is equivalent to their net carrying value.
As of September 30, 2011, our aggregate allowance for loan losses was $252,725, which represented 8.4% of Member Loans at amortized cost. As of March 31, 2011, our aggregate allowance for loan losses was $329,885, which represented 5.9% of Member Loans at amortized cost.
Loan loss provisions were $80,240 and $91,706 for the three months ended September 30, 2011 and 2010, respectively, and $155,144 and $273,720 for the six months ended September 2011 and 2010, respectively. Loan loss provisions arise only from Member Loans at amortized cost, not from Member Loans at fair value. For the six months ended September 30, 2011, we charged off a total of 89 Member Loans at amortized cost with an aggregate principal balance of $232,304 and for the six months ended September 30, 2010, we charged off a total of 135 Member Loans at amortized cost with an aggregate principal balance of $507,375.
At September 30, 2011, we had 32 Member Loans at amortized cost classified as impaired with a total outstanding principal balance of $128,928 and specific allowances totaling $91,998. At March 31, 2011, we had 43 Member Loans at amortized cost classified as impaired with a total outstanding principal balance of $118,171 and specific allowances totaling $66,685. Each impaired loan at each period end had a specific allowance.
The average balances of impaired Member Loans at amortized cost and the interest income recognized during the three and six month periods ended September 30, 2011, are as follows:

	Three Months Ended	Six Months Ended
	September 30, 2011	September 30, 2011
Average principal balance of impaired loans during the period	$86,226	$102,199
Interest income received and recognized	$1,098	$2,672
At September 30, 2011, we had 12 impaired Member Loans at amortized cost representing $57,178 of outstanding principal balance that were on nonaccrual status and at March 31, 2011, we had 16 impaired Member Loans at amortized cost representing $36,615 of outstanding principal balance that were on nonaccrual status. If such nonaccrual loans reach 150 days delinquency, the outstanding principal balance will be written off.

5. Member Loans at Fair Value and Notes at Fair Value
At September 30, 2011 and March 31, 2011, we had the following assets and liabilities measured at fair value on a recurring basis :

	Member Loans at Fair Value		Notes at Fair Value
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
Aggregate principal balance outstanding	$239,860,496	$158,540,254	$237,333,455	$158,330,747
Fair valuation adjustments	(12,437,828)	(8,568,265)	(12,328,470)	(8,552,930)

Fair value	$227,422,668	$149,971,989	$225,004,985	$149,777,817

We determined the fair values of Member Loans at fair value and Notes at fair value using inputs and methods that are categorized in the fair value hierarchy of ASC 820, as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

September 30, 2011

Assets:

Member Loans at fair value	$—	$—	$227,422,668	$227,422,668

Liabilities:

Notes	$—	$—	$225,004,985	$225,004,985

March 31, 2011

Assets:

Member Loans at fair value	$—	$—	$149,971,989	$149,971,989

Liabilities:

Notes	$—	$—	$149,777,817	$149,777,817
Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended September 30, 2011:

	Member Loans
	at fair value	Notes
Fair value at March 31, 2011	$149,971,989	$149,777,817

Originations	123,537,056	124,210,169
Reclassification of Member Loans at amortized cost	2,555,373	—
Principal repayments	(41,588,088)	(42,024,062)

Carrying value before period-end fair value adjustments	234,476,330	231,963,924
Fair valuation adjustments, included in earnings	(7,053,662)	(6,958,939)

Fair value at September 30, 2011	$227,422,668	$225,004,985

Fair value adjustment gains/(losses) for Member Loans at fair value were $(4,230,842) and $(2,153,128) for the three months ended September 30, 2011 and 2010, respectively, and $(7,053,662) and $(3,817,433) for the six months ended September 2011 and 2010, respectively. Fair value adjustment gains/(losses) for Notes was $4,136,376 and $2,151,566 for the three months ended September 30, 2011 and 2010, respectively, and $6,958,939 and $3,814,374 for the six months ended September 2011 and 2010, respectively. The fair value adjustments for Member Loans at fair value were largely offset by the fair value adjustments of the Notes due to the member-payment-dependent design of the Notes and because the principal balances of the Member Loans at fair value were very close to the principal balances of the Notes. Accordingly, the net fair value adjustment gains/(losses) for Member Loans and Notes was $(94,446) and $(1,562) for the three months ended September 30, 2011 and 2010, respectively, and $(94,723) and $(3,059) for the six months ended September 2011 and 2010, respectively.
The majority of fair valuation adjustments included in earnings is attributable to changes in instrument-specific credit risk. All fair valuation adjustments were related to Level 3 instruments during the six month period ended September 30, 2011. A specific loan that is deemed to have a higher probability of default than previously estimated lowers the expected future cash flows of the Member Loans at fair value over its remaining life, which reduces its estimated fair value. Because the payments to holders of Notes directly reflect the payments received on Member Loans at fair value, a reduction of the expected future payments on Member Loans at fair value reduces the estimated fair values of the related Notes. Expected and realized loan losses on Member Loans at fair value are offset to the extent that the loans are financed by Notes that absorb the related loan losses. The net change in fair values of Member Loans at fair value and Notes for the six month period ended September 30, 2011, attributable to instrument-specific credit risk was a net loss of $94,723, which was included in earnings. The net change in fair values of Member Loans and Notes for the six months ended September 30, 2010, attributable to instrument-specific credit risk was a net loss of $3,059, which was included in earnings.
At September 30, 2011, we had 254 Member Loans at fair value that were 90 days or more past due that had a total outstanding principal balance of $1,859,907, aggregate adverse fair value adjustments totaling $1,359,426 and an aggregate fair value of $500,481. At March 31, 2011, we had 186 Member Loans at fair value that were 90 days or more past due that had a total outstanding principal balance of $1,461,924, aggregate adverse fair value adjustments of $909,551 and an aggregate fair value of 552,373.
At September 30, 2011, we had 94 Member Loans at fair value representing $657,658 of outstanding principal and $44,664 of fair value, and Notes with a fair value of $44,426 that were on nonaccrual status. At March 31, 2011, we had 69 Member Loans at fair value representing $550,652 of outstanding principal and $26,735 of fair value and Notes with a fair value of $26,669 that were on nonaccrual status. If such nonaccrual loans reach 150 days delinquency, the outstanding principal balance will be written off.
6. Loans Payable
Loans payable consist of the following:

	September 30, 2011	March 31, 2011
Growth capital term loan	$635,298	$1,166,268
Unamortized discount on growth capital term loan	(19,175)	(38,189)
Financing term loan	607,136	1,214,482
Unamortized discount on financing term loan	(19,255)	(39,792)
Private placement notes	128,783	590,432
Unamortized discount on notes payable	(3,049)	(20,615)

Total loans payable, net of debt discount	$1,329,738	$2,872,586

At September 30, 2011, future maturities due on all loans payable were as follows:

Fiscal year ending March 31,
2012	$1,001,722
2013	369,495

1,371,217
Less amount representing debt discount	(41,479)

Total loans payable	$1,329,738

Amended and restated term loan — August 2009
Effective August 3, 2009, we consolidated our growth capital term loan, financing term loan and May 2009 term loan into two loan agreements by executing an amended and restated growth capital term loan and an amended and restated financing term loan. The terms of these two amended and restated agreements include that we continue to secure our borrowings by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on Member Loans that are financed by Notes, maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment and maintain a minimum collateral ratio. At September 30, 2011, we do not have any remaining capacity under these agreements as we have fully drawn the entire $13,000,000 of the combined non-revolving availability under the amended and restated growth capital term loan and the amended and restated financing term loan. As of September 30, 2011 and March 31, 2011, the outstanding principal balances under these agreements totaled $1,242,434 and $2,380,750, respectively.
In connection with the growth capital term loan and its subsequent amendments, we issued fully exercisable warrants to purchase 164,320 shares of Series A convertible preferred stock at an exercise price of $1.065 per share, for which we recorded debt discounts of $105,913. Amortization of the debt discounts recorded for this loan, as amended, was $9,507, $16,529, $19,013 and $33,058 for the three and six months ended September 30, 2011 and 2010, respectively, and were recorded as interest expense.
In connection with the financing term loan agreement, we issued fully exercisable warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at a price of $1.065 per share and recorded total debt discounts of $277,962. Amortization of the debt discounts recorded for this loan was $10,269, $30,866, $20,537 and $61,732 for the three and six months ended September 30, 2011 and 2010, respectively, and was recorded as interest expense.
In connection with the May 2009 term loan facility, we issued fully exercisable warrants to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share and recorded total debt discounts of $184,860. Amortization of these debt discounts is included in the amortization amounts of debt discounts presented above for the growth capital term loan and the financing term loan.
Private placement notes
During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,707,964. Each private placement note is repayable over three years and bears interest at the rate of 12% per annum. In June and July 2009, we issued an additional $200,000 of private placement notes which bear interest at the rate of 8% per annum. The balance of the private placement notes at September 30, 2011 and March 31, 2011 is $125,734 and $569,817, respectively.
We used the proceeds of these private placement notes to fund Member Loans. In connection with origination of these private placement notes, we issued fully exercisable warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock (see Note 8 — Preferred Stock). Upon issuance of the warrants, we recorded a debt discount of $329,271, and amortization of the debt discount was recorded as interest expense of $3,359 and $27,439 and $17,566 and $54,878, respectively, for the three and six months ended September 30, 2011 and 2010.
7. Related Party Transactions
Of the private placement notes described in Note 6 — Loans Payable, $450,000 of original principal was invested by related parties on terms identical to those given to the other private placement note investors. At September 30, 2011 and March 31, 2011, the outstanding principal balance of these notes was $0 and $51,108, respectively.
The Company paid to Camelot Financial Capital Management (whose President is Simon Williams, a member of our Board) during the three and six months ended September 30, 2011 and 2010, $0, $15,000, $0 and $21,323, respectively, for consulting services that they provided to the Company.
Our affiliates, including our executive officers, directors and 5% stockholders, also have funded portions of loan requests from time to time in the past, and may do so in the future. For the three and six months ended September 30, 2011, these affiliates had funded $63,100 and $130,275, respectively, of new loan requests and their outstanding principal balance was $674,413 as of September 30, 2011. For the three and six months ended September 30, 2010, these affiliates had funded $189,525 and $646,400, respectively, of new loan requests and their outstanding principal balance was $759,610 as of March 31, 2011.

8. Preferred Stock
Convertible preferred stock
In July 2011, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares that we are authorized to issue from 117,116,801 shares to 137,471,535 shares, 80,000,000 of which are designated as common stock, and 57,471,535 of which are designated as preferred stock. Of the total shares of preferred stock, 17,006,275 are designated as Series A Preferred Stock, 16,410,526 are designated as Series B Preferred Stock, 15,621,609 are designated as Series C Preferred Stock and 8,433,125 are designated as Series D Preferred Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares of Common Stock then outstanding) by the affirmative vote of the holders of a majority of the Company’s Preferred Stock and Common Stock (voting together as a single class on an as-converted to Common Stock basis).
A complete description of the rights, preferences, privileges and restrictions of our common stock and the Series A, Series B, Series C and Series D convertible preferred stock is included in the Amended and Restated Certificate of Incorporation, as amended. The outstanding shares of convertible preferred stock are not redeemable. None of our convertible preferred stock is considered permanent equity based on the guidance of SEC Accounting Series Release No. 268, “Presentation in Consolidated Financial Statements of Redeemable Preferred Stocks.” The significant terms of outstanding Series A, Series B, Series C and Series D convertible preferred stock are as follows:
Conversion — Each share of convertible preferred stock is convertible, at the option of the holder, initially, into one share of common stock (subject to adjustments for events of dilution). Each share of convertible preferred stock will automatically be converted upon the earlier of (i) the closing of an underwritten public offering of our common stock with aggregate gross proceeds that are at least $30,000,000 or (ii) the consent of the holders of a 65% majority of outstanding shares of convertible preferred stock, voting together as a single class, on an as-converted to common stock basis. The Company’s preferred stock agreements contain certain anti-dilution provisions, whereby if the Company issues additional shares of capital stock for an effective price lower than the conversion price for a series of preferred stock immediately prior to such issue, then the existing conversion price of such series of preferred stock will be reduced. The Company determined that while its convertible preferred stock contains certain anti-dilution features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of FASB ASC 815, Derivatives and Hedging Activities.
Liquidation preference — Upon any liquidation, winding up or dissolution of us, whether voluntary or involuntary (a “Liquidation Event”), before any distribution or payment shall be made to the holders of any common stock, the holders of convertible preferred stock shall, on a pari passu basis, be entitled to receive by reason of their ownership of such stock, an amount per share of Series A convertible preferred stock equal to $1.065 (as adjusted for stock splits, recapitalizations and the like) plus all declared and unpaid dividends (the “Series A Preferred Liquidation Preference”), an amount per share of Series B convertible preferred stock equal to $0.7483 (as adjusted for stock splits, recapitalizations and the like) plus all declared and unpaid dividends (the “Series B Preferred Liquidation Preference”), an amount per share of Series C convertible preferred stock equal to $1.5677 (as adjusted for stock splits, recapitalizations and the like), and an amount per share of Series D convertible preferred stock equal to $3.5677 (as adjusted for stock splits, recapitalizations and the like). However, if upon any such Liquidation Event, our assets shall be insufficient to make payment in full to all holders of convertible preferred stock of their respective liquidation preferences, then the entire assets of ours legally available for distribution shall be distributed with equal priority between the holders based upon the amounts such series was to receive. Any excess assets, after payment in full of the liquidation preferences to the convertible preferred stockholders, are then allocated to the holders of common and preferred stockholders, pro-rata, on an as-if-converted to common stock basis.
Dividends — If and when declared by the Board of Directors, the holders of Series A, Series B, Series C and Series D convertible preferred stock, on a pari passu basis, will be entitled to receive non-cumulative dividends at a rate of 6% per annum in preference to any dividends on common stock (subject to adjustment for certain events). The holders of Series A, Series B, Series C and Series D convertible preferred stock are also entitled to receive with common stockholders, on an as-if-converted basis, any additional dividends issued by us.

Voting rights — Generally, preferred stockholders have one vote for each share of common stock that would be issuable upon conversion of preferred stock. Voting as a separate class, and on an as-if-converted to common stock basis, the Series A convertible preferred stockholders are entitled to elect two members of the Board of Directors and the holders of Series B convertible preferred stockholders are entitled to elect one member of the Board of Directors. The Series C and Series D convertible preferred stockholders are not entitled to elect a member of the Board of Directors. The holders of common stock, voting as a separate class, are entitled to elect one member of the Board of Directors. The remaining directors are elected by the preferred stockholders and common stockholders voting together as a single class on an as-if-converted to common stock basis.
9. Stockholders’ Deficit
Common stock
At September 30, 2011, we have shares of common stock authorized and available for future issuance as follows:

Convertible preferred stock, Series A	15,749,674
Convertible preferred stock, Series B	16,036,346
Convertible preferred stock, Series C	15,621,609
Convertible preferred stock, Series D	7,308,708
Options to purchase common stock	6,564,155
Options available for future issuance	5,591,096
Convertible preferred Series A stock warrants	1,256,601
Convertible preferred Series B stock warrants	374,180
Common stock warrants	259,482

Total common stock reserved for future issuance	68,761,851

During the three and six months ended September 30, 2011, we issued 103,624 and 244,124 shares of common stock in exchange for proceeds of $26,356 and $65,166, respectively, upon the exercise of employee stock options. During the three and six months ended September 30, 2011, we issued 9,389 shares of Series A Convertible Preferred Stock in exchange for proceeds of $10,000 upon the exercise of warrants.
During the three and six months ended September 30, 2010, we issued zero and 29,250 shares of common stock in exchange for proceeds of $0 and $7,898, respectively, upon the exercise of employee stock options. No warrants were exercised for the three and six months ended September 30, 2010.
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
Accumulated Deficit
We have incurred operating losses since our inception. For the three months ended September 30, 2011 and 2010, we incurred net losses of $3,346,357 and $2,938,890, respectively. For the six months ended September 30, 2011 and 2010, we incurred net losses of $6,453,035 and $5,464,124, respectively. Accordingly, we have an accumulated deficit of $47,907,686 since inception and a stockholders’ deficit of $43,443,394, as of September 30, 2011.

10. Stock-Based Compensation
Under our 2007 Stock Incentive Plan, or the Option Plan, we may grant options to purchase shares of common stock to employees, executives, directors and consultants at exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory options. An aggregate of 12,559,948 shares have been authorized for issuance under the Option Plan. These options generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 12 quarters thereafter.
There were no stock options granted to purchase shares of common stock for the three and six months ended September 30, 2011 and for the three months ended September 30, 2010.
For the six months ended September 30, 2010, we granted stock options to purchase 2,535,000 shares of common stock with a weighted average grant date fair value of $0.20 per share. We used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

Expected dividend yield	0%

Expected volatility	46.65%

Risk-free interest rates	2.45%

Expected life	6.8 years
We have elected to use the calculated-value method under FASB ASC 718 to calculate the volatility assumption for the six months ended September 30, 2010. The expected life represents the period of time that stock options are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules, and expectations of future exercise patterns and post-vesting employee termination behavior. Given our limited operating history, the simplified method was applied to calculate the expected term. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. We have paid no cash dividends and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in our option-pricing models.
Options activity under the Option Plan is summarized as follows:

	Options Issued and Outstanding
	Options Issued	Weighted Average
	and Outstanding	Exercise Price
Balances at March 31, 2011	6,878,672	$0.35
Options Granted	—	—
Options Exercised	(103,624)	0.25
Options Cancelled	(210,893)	0.38

Balances at September 30, 2011	6,564,155	$0.35

Options outstanding and exercisable at September 30, 2011 were 2,787,381 at a weighted average exercise price of $0.31.
A summary by exercise price of outstanding options, vested options, and options vested and expected to vest at September 30, 2011, is as follows:

		Weighted Average
Exercise Price and		Remaining Contractual		Number of Options
Weighted Average	Number of Options	Life of Outstanding	Number of Options	Vested and Expected to
Exercise Price	Outstanding	Options (Years)	Vested	Vest
$0.23	1,047,500	7.90	577,340	1,027,719
$0.27	1,294,250	6.16	1,180,187	1,292,024
$0.41	4,222,405	8.98	1,029,854	4,032,747

$0.35	6,564,155	8.25	2,787,381	6,352,490

A summary by outstanding options, vested options and options vested and expected to vest at September 30, 2011, is as follows:

		Weighted Average
		Remaining
	Number of	Contractual Life	Weighted Average
	Options	(Years)	Exercise Price
Options Outstanding	6,564,155	8.25	$0.35

Vested Options	2,787,381	7.48	$0.31

Options Vested and Expected to Vest	6,352,490	8.23	$0.35
No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.
As of September 30, 2011, total unrecognized compensation cost was $668,977 and these costs are expected to be recognized through 2014.
11. Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense or benefit together with calculating the deferred income tax expense or benefit related to temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain expenses, for tax and accounting purposes. These differences, along with the benefit of deducting the Company’s operating losses incurred since inception against future taxable income, result in deferred tax assets and liabilities, which are included within the accompanying balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income.
As of September 30, 2011, we continued to have a full valuation allowance against our net deferred tax assets. Due to the continuation of operating losses for the three and six months ended September 30, 2011, and our expectations for business growth and profitability in the coming year, we believe it is more likely than not that all of our deferred tax assets will not be realized. We did not have any foreign operations and therefore did not record any tax provisions during the period.
We file income tax returns in the U.S. federal jurisdiction, California, Connecticut and Indiana jurisdictions. Our tax years for 2006 and forward are subject to examination by the U.S., California, Connecticut and Indiana tax authorities as the statutes of limitation remain open.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any material changes in unrecognized tax benefits and associated accrued interest or penalties during the three and six months ended September 30, 2011 and 2010.

12. Net Interest Income
Revenues primarily result from interest income and fees. We classify interest and fees earned on our Member Loans together as interest income on these consolidated financial statements.
The following table summarizes interest income, interest expense and net interest income as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:

Member Loans at fair value:
Interest income	$6,277,944	$2,621,387	$11,269,335	$4,505,972
Origination fees	2,940,193	1,521,953	5,384,137	2,666,910

Total interest income, Member Loans at fair value	9,218,137	4,143,340	16,653,472	7,172,882

Member Loans at amortized cost	155,376	223,512	343,528	450,339

Cash and cash equivalents	4,271	10,485	10,042	16,803

Total interest income	$9,377,784	$4,377,337	$17,007,042	$7,640,024

Interest expense:
Notes:

Interest expense	$6,224,160	$2,621,387	$11,215,551	$4,505,972
Interest expense reduction for servicing fee	(281,837)	(111,919)	(507,759)	(217,074)

Net interest expense, Notes	5,942,323	2,509,468	10,707,792	4,288,898

Loans Payable:
Interest expense	46,295	179,902	114,700	400,583
Amortization of loan discounts	23,134	74,834	57,117	149,668

Total interest expense, Loans Payable	69,429	254,736	171,817	550,251

Total interest expense	$6,011,752	$2,764,204	$10,879,609	$4,839,149

Net Interest Income	$3,366,032	$1,613,133	$6,127,433	$2,800,875

We had net interest income of $3,366,032 and $1,613,133 for the three months ended September 30, 2011 and 2010, respectively, and $6,127,433 and $2,800,875 for the six months ended September 2011 and 2010, respectively. Our net interest revenue is primarily comprised of loan origination fees we collect from borrower members and, to a lesser extent, the servicing fees we collect from investor members. Loan origination fees recognized in income at the time of origination of Member Loans at fair value were $2,940,193 and $1,521,953 for the three months ended September 30, 2011 and 2010, respectively, and $5,384,137 and $2,666,910 for the six months ended September 2011 and 2010, respectively. Servicing fees collected from investor members were $281,837 and $111,919 for the three months ended September 30, 2011 and 2010, respectively, and $507,759 and $217,074 for the six months ended September 2011 and 2010, respectively.
13. Commitments and Contingencies
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

Effective June 1, 2010, we entered into a 12 month lease for approximately 238 square feet in Fairfield, Connecticut for use by our EVP, Corporate Development. This lease may be extended for an additional 12 month lease term if the landlord is notified no later than 60 days prior to the leases’ expiration. Currently, this lease is month-to-month. Since July 14, 2010, we have entered into several month-to-month or short-term lease agreements for the lease of offices, ranging from 250 to 400 square feet, in New York City. At September 30, 2011, we have a lease agreement for the lease of approximately 250 square feet for a New York City office that expires at the end of January 2012.
Facilities rental expense for the three months ended September 30, 2011 and 2010 was $133,773 and $61,306, respectively, and for the six months ended September 30, 2011 and 2010 was $273,397 and $104,736, respectively.
14. Subsequent Events
Subsequent to September 30, 2011 and through the date of issuance of these financial statements, no events have occurred that would require disclosure as a subsequent event.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Consolidated Operations
In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Consolidated Operations” as well as in Part II Item 1A “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for our products and services; the intensity of competition; our ability to effectively expand and improve internal infrastructure; and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part II Item 1A found later in this report entitled “Risk Factors,” as well as the “Risk Factors” section of the prospectus for the Notes dated August 15, 2011, and filed with the SEC, as may be amended or supplemented from time to time. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.
Overview
We are an online financial platform. We allow qualified borrower members to obtain loans (which we refer to as “Member Loans”) with interest rates that they find attractive. From the launch of our platform in May 2007 until April 7, 2008, our platform allowed investor members to purchase assignments of Member Loans directly. Since October 13, 2008, investors have had the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by us, with each series of Notes corresponding to an individual Member Loan originated on our platform. The Notes are dependent for payment on the related Member Loan and offer interest rates and credit characteristics that the investors find attractive. The vast majority of Member Loans originated since October 13, 2008, have been financed by Notes. Since November 2007, we have also financed portions of certain Member Loans ourselves using sources of funds other than Notes, with the intent and ability to hold these loans for the foreseeable future or to maturity.
All Member Loans are unsecured obligations of individual borrower members with fixed interest rates and three-year or five-year maturities. The Member Loans are posted on our website, funded and issued by WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, at closing and immediately sold to us after closing. As a part of operating our lending platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of Member Loans. Also, after acquiring the Member Loans from WebBank, we service the Member Loans on an ongoing basis.
We were incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. As of September 30, 2011, the lending platform has facilitated 35,918 member loans since our launch in May 2007.
We have been operating since December 2007 pursuant to an agreement with WebBank. WebBank serves as the lender for all member loans originated through our platform. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that as of October 1, 2011, we do not currently offer member loans in Idaho, Iowa, Indiana, Maine, Mississippi, Nebraska, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.

We have a limited operating history and have incurred net losses since our inception. Our net loss was $3,346,357 and $6,453,035 for the three and six months ended September 30, 2011. We earn revenues from fees, primarily loan origination fees charged to borrower members, investor servicing fees and, beginning in 2011, management fees charged to limited partners in two private investment funds that purchase Trust Certificates (Certificates). We also earn net interest income on Member Loans on our balance sheet. To date, we have funded our operations primarily with proceeds from our venture capital financings, our credit facilities and debt and equity issuances, which are described under “Liquidity and Capital Resources.”. The remaining borrowing capacity under our non-revolving credit facilities is zero. Over time, we expect that the number of borrower and investor members and the volume of Member Loans originated through our platform will increase, and that we will generate increased revenue from borrower origination fees, investor service fees and management fees.
Our operating plan allows for a continuation of the current strategy of raising capital through debt and equity financings to finance our operations until we reach profitability and become cash-flow positive, which we do not expect to occur within the next twelve months. Our operating plan calls for significant investments in sales, technology development, security, loan scoring, loan processing and marketing before we reach profitability.
From inception of the Company through September 30, 2011, we have raised approximately $78.8 million through equity financings. Our last equity financing commenced July 28, 2011, and we raised approximately $26 million from the sale of 7,308,708 shares of our Series D convertible preferred stock.
Significant Accounting Policies and Estimates
The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make certain judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies, which are more fully described in Note 2 to our consolidated financial statements, reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) fair value determinations; (3) allowance for loan losses; and (4) share-based compensation. These estimates and assumptions are inherently subjective in nature, actual results may differ from these estimates and assumptions, and the differences could be material.
Member Loans at Fair Value
We have elected to account for the vast majority of Member Loan originations since October 13, 2008, as well as all related Notes at fair value. The fair value election for these Member Loans and Notes allows symmetrical accounting for both the timing and amounts recognized for expected unrealized losses and realized losses on the Member Loans and the related Notes, consistent with the member payment dependent design of the Notes. Absent the fair value elections, Member Loans held for investment would be accounted for at amortized cost and would record loan loss provisions for estimated expected losses, but the related Notes also accounted for at amortized cost would recognize losses only when and in amounts actually realized, thereby resulting in a mismatch in the timing and amounts of loss recognition between a Member Loan and related Notes, which is not an appropriate representation for instruments that are designed to have linked cash flows and loss realization. The loan origination fees for Member Loans at fair value are recognized as interest income at the time of the loan origination. The costs to originate Member Loans at fair value are recognized in operating expenses as incurred. Interest income on Member Loans at fair value is recorded as earned. The remaining Member Loan originations have been accounted for at amortized cost as explained more fully below.
When we receive payments of principal and interest on Member Loans at fair value, we make principal and interest payments on related Notes, net of any applicable servicing fee on the payments received on the Member Loans at fair value. The principal payments reduce the carrying values of both the Member Loans at fair value and the related Notes. When explicit servicing fees apply, we do not directly record servicing fee revenue related to payments on the Member Loans at fair value. Instead, we record interest expense on the corresponding Notes based on the post-service fee interest payments we make to our investor members which results in an interest expense on these Notes that is lower than the interest income on the Member Loans at fair value.

We include in earnings the estimated unrealized fair value gains or losses during the period attributable to changes in the instrument-specific credit risk of Member Loans at fair value, and the offsetting estimated fair value losses or gains attributable to the expected changes in future payments on Notes. We estimate the fair value of Member Loans that are accounted for at fair value by adjusting the loans’ amortized cost for our expectation of the rate of default on the loans assuming zero recovery on the defaulted loans. At origination and at each reporting period, we recognize a fair valuation adjustment for the current estimated defaults and losses for the Member Loans at fair value and a fair valuation adjustment for the corresponding effects on future payments due on the Notes. The fair valuation adjustment related to estimated defaults and losses on a given principal amount of Member Loans at fair value will always be slightly larger than the corresponding estimated fair valuation adjustment on a comparable principal amount of Notes because a Member Loan that is accounted for at fair value has a slightly higher interest rate than the effective interest rate on the related Notes due to the impact of the servicing fee.
Member Loans at Amortized Cost
The loan origination fees for Member Loans at amortized cost are deferred at origination and, with the related deferred loan origination costs, are amortized to interest income over the contractual lives of the loans using a method that approximates the effective interest method, which loans currently have original terms of 36 or 60 months. We record interest income on Member Loans at amortized cost as earned. Loans reaching 120 days delinquent are classified as nonaccrual loans.
We may incur losses if the borrower members fail to pay their monthly scheduled loan payments. An allowance for loan losses applies only to Member Loans at amortized cost and is a valuation allowance that is established as losses are estimated to have occurred at the balance sheet date through a provision for loan losses charged to earnings. Realized loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.
The allowance for loan losses is evaluated on a periodic basis by management, and represents an estimate of potential credit losses based on a variety of factors, including the composition and quality of the Member Loans at amortized cost, loan specific information gathered through our collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses for Member Loans at amortized cost is subjective, complex and requires judgment by management about the effects of matters that are inherently uncertain, and actual losses may differ from our estimates.
Our estimate of the allowance for loan losses for Member Loans at amortized cost is developed by estimating both the rate of default of the loans within each credit score band using the FICO credit scoring model, a loan’s collection status, the borrower’s FICO score at or near the evaluation date, and the amount of probable loss in the event of a borrower member default.
Effective October 1, 2011, we revised the accounting policy for Member Loans to elect the fair value accounting option for all Member Loans originated on and after October 1, 2011. Prior to October 1, 2011, Member Loan originations financed by Notes were accounted for at fair value and Member Loan originations financed by us via sources of funds other than Notes were accounted for at amortized cost. As a result of the election of fair value accounting for all prospective loan originations, there will not be any new Member Loan originations accounted for at amortized cost after September 30, 2011.
Results of Operations
Revenues
Our business model consists primarily of charging fees to both borrower members and investor members for transactions through our platform. During the three months ended September 30, 2011 and 2010, we originated $68,528,875 and $35,579,050 of loans, respectively, on our lending platform, an increase of 93%. During the six months ended September 30, 2011 and 2010, we originated $124,592,575 and $65,172,850 of loans, respectively, on our lending platform, an increase of 91%.
Upon issuance of a loan, the borrower member pays a fee to us for providing the services of arranging the Member Loan. The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of September 30, 2011, ranged from 1.11% to 5.00% of the aggregate member loan amount. The loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. The loan origination fees are recognized in interest income as described above in Significant Accounting Policies and Estimates.

Investor members that purchase Notes pay servicing fees to us on the payments for the related Member Loans and maintaining account portfolios. Beginning in March 2011, we began charging limited partners in two private investment funds monthly management fees that are based on the month-end balances of their partners’ capital accounts. These management fees are recorded in other revenue.
To a lesser extent, we also generate revenue from the net interest income earned on Member Loans at amortized cost that we finance with sources of funds other than Notes.
Net Interest Income
The following table summarizes interest income, interest expense and net interest income as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:

Member Loans at fair value:
Interest income	$6,277,944	$2,621,387	$11,269,335	$4,505,972
Origination fees	2,940,193	1,521,953	5,384,137	2,666,910

Total interest income, Member Loans at fair value	9,218,137	4,143,340	16,653,472	7,172,882

Member Loans at amortized cost	155,376	223,512	343,528	450,339

Cash and cash equivalents	4,271	10,485	10,042	16,803

Total interest income	$9,377,784	$4,377,337	17,007,042	$7,640,024

Interest expense:

Notes:

Gross interest expense	$6,224,160	$2,621,387	$11,215,551	$4,505,972
Interest expense reduction for servicing fee	(281,837)	(111,919)	(507,759)	(217,074)

Net interest expense, Notes	5,942,323	2,509,468	10,707,792	4,288,898

Loans Payable:
Interest expense	46,295	179,902	114,700	400,583
Amortization of loan discounts	23,134	74,834	57,117	149,668

Total interest expense, Loans Payable	69,429	254,736	171,817	550,251

Total interest expense	$6,011,752	$2,764,204	$10,879,609	$4,839,149

Net Interest Income	$3,366,032	$1,613,133	$6,127,433	$2,800,875

We had net interest income of $3,366,032 and $1,613,133 for the three months ended September 30, 2011 and 2010, respectively, an increase of 109%, and $6,127,433 and $2,800,875 for the six months ended September 2011 and 2010, respectively, an increase of 119%. The main drivers of our net interest revenue are the loan origination fees we collect from borrower members and, to a lesser extent, the servicing fees we collect from investor members. Loan origination fees are a function of the volume of Member Loans originated and the average fee charged to the borrower members.

The following tables present the components of interest income, interest expense, and net interest income for the three and six months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Estimated	Interest	Average	Estimated	Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance[1]	(Expense)	Cost[2]	Balance[1]	(Expense)	Cost[2]
Interest-Earning Assets:
Member Loans:
Member Loans at fair value, principal balance	216,349,854	6,277,944	11.51%	93,159,578	2,621,387	11.16%
Member Loan at fair value, origination fees		2,940,193			1,521,953

Member Loans at fair value, interest and fees	216,349,854	9,218,137	16.90%	93,159,578	4,143,340	17.65%

Member Loans at amortized cost	4,113,177	155,376	14.99%	7,169,499	223,512	12.37%

Cash, cash equivalents & restricted cash	27,891,432	4,271	0.06%	23,495,501	10,485	0.18%

Total Interest-Earning Assets	248,354,463	9,377,784	14.98%	123,824,578	4,377,337	14.03%

Interest-Bearing Liabilities:
Notes, amortized cost	214,577,871	(5,942,323)	10.99%	93,119,603	(2,509,468)	10.69%
Loans payable	1,646,652	(69,429)	16.73%	6,326,993	(254,736)	15.97%

Total Interest-Bearing Liabilities	216,224,523	(6,011,752)	11.03%	99,446,596	(2,764,204)	11.03%

Net Interest Income		3,366,032			1,613,133

Net Interest Spread [3]			3.95%			3.00%

Net Interest Margin [4]			5.38%			5.17%

1.	The estimated average balance represents the average of the month-end balances from the beginning through the end of the period.

2.	Yields and costs are annualized based on actual number of days in the period.

3.	Net interest spread equals the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

4.	Net interest margin equals net interest income divided by average interest-earning assets, annualized.
The yield on average interest-earning assets rose 0.95% to 14.98% for the three months ended September 30, 2011, from 14.03% for the same period in the preceding year primarily due to the increase in the proportion of balances in higher-yielding Member Loans relative to the balances in low-yielding cash and cash equivalents, and to a lesser extent, the 0.35% increase in the average interest rate on Member Loans at fair value, to 11.51% from 11.16%. The cost of average interest-bearing liabilities was unchanged at 11.03% for the three months ended September 30, 2011, and 11.03% for the same period in the preceding year as the decline in the proportion of balances in higher-cost loans payable offset the 0.30% increase in the average interest cost of Notes to 10.99% from 10.69% (which corresponded with the increase in the average interest rate on Member Loans at fair value). As a result of the factors described above, the net interest margin for the three months ended September 30, 2011, rose 0.21% to 5.38% from 5.17% for the same period in the preceding year.

We originated $68,574,459 and $34,939,210 of Member Loans at fair value in the three months ended September 30, 2011, and 2010, respectively, an increase of 96%, and we collected origination fees on those loan originations of $2,940,193 and $1,521,953 in those periods, respectively, an increase of 93%. The average loan origination fees were 4.29% and 4.36% of the principal amount of loans originated in the three months ended September 30, 2011, and 2010, respectively. The decline in the average loan origination fee in the current period was primarily due to modestly lower loan fees charged to borrowers of higher credit quality, which was partly offset by modestly higher fees charged to borrowers of lower credit quality, compared to fees charged to borrowers across the range of credit qualities in the comparable period in the prior year.

	Six Months Ended September 30, 2011			Six Months Ended September 30, 2010
	Estimated	Interest	Average	Estimated	Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance[1]	(Expense)	Cost[2]	Balance[1]	(Expense)	Cost[2]
Interest-Earning Assets:
Member Loans:
Member Loans at fair value, principal balance	196,252,649	11,269,335	11.45%	81,732,932	4,505,972	11.00%
Member Loan at fair value, origination fees		5,384,137			2,666,910

Member Loans at fair value, interest and fees	196,252,649	16,653,472	16.93%	81,732,932	7,172,882	17.50%

Member Loans at amortized cost	4,857,289	343,528	14.11%	7,483,457	450,339	12.00%

Cash, cash equivalents & restricted cash	21,434,112	10,042	0.09%	21,788,370	16,803	0.15%

Total Interest-Earning Assets	222,544,050	17,007,042	15.24%	111,004,759	7,640,024	13.73%

Interest-Bearing Liabilities:
Notes, amortized cost	195,153,232	(10,707,792)	10.94%	81,701,302	(4,288,898)	10.47%
Loans payable	2,033,317	(171,817)	16.85%	7,056,319	(550,251)	15.55%

Total Interest-Bearing Liabilities	197,186,549	(10,879,609)	11.00%	88,757,621	(4,839,149)	10.87%

Net Interest Income		6,127,433			2,800,875

Net Interest Spread [3]			4.24%			2.85%

Net Interest Margin [4]			5.49%			5.03%

1.	The estimated average balance represents the average of the month-end balances from the beginning through the end of the period.

2.	Yields and costs are annualized based on actual number of days in the period.

3.	Net interest spread equals the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

4.	Net interest margin equals net interest income divided by average interest-earning assets, annualized.
The yield on average interest-earning assets rose 1.51% to 15.24% for the six months ended September 30, 2011, from 13.73% for the same period in the preceding year primarily due to the increase in the proportion of balances in higher-yielding Member Loans relative to the balances in low-yielding cash and cash equivalents, and to a lesser extent, the 0.45% increase in the average interest rate on Member Loans at fair value, to 11.45% from 11.00%. The cost of average interest-bearing liabilities rose 0.13% to 11.00% for the six months ended September 30, 2011, from 10.87% for the same period in the preceding year as the 0.47% increase in the average interest cost of Notes to 10.94% from 10.47% (which corresponded with the increase in the average interest rate on Member Loans at fair value) was partially offset by the decline in the proportion of balances in higher-cost loans payable. As a result of the factors described above, the net interest margin for the six months ended September 30, 2011, rose 0.46% to 5.49% from 5.03% for the same period in the preceding year.
We originated $123,537,056 and $63,558,925 of Member Loans at fair value in the six months ended September 30, 2011, and 2010, respectively, an increase of 94%, and we collected origination fees on those loan originations of 5,384,137 and $2,666,910, in those periods respectively, an increase of 102%. The average loan origination fees were 4.36% and 4.20% of the principal amount of loans originated in the six months ended September 30, 2011, and 2010, respectively. The increase in the average loan fees in the current period was primarily due to an increase in the origination of five year loans that carry higher origination fees than three year loans.
Borrower Origination Fees
Our borrower members pay a one-time origination fee to us for arranging a Member Loan. This fee is determined by the loan grade of the member loan.
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
Beginning September 8, 2011, our origination fees for three year loans changed, and ranged from 1.11% to 5.00% of the aggregate principal amount of the Member Loan, as set forth below:

Loan
Grade	A1	A2	A3-A5	B	C	D	E	F	G
Fee	1.11%	2.00%	3.00%	4.00%	5.00%	5.00%	5.00%	5.00%	5.00%
We do not receive an origination fee if a member loan request does not close.
Loan origination fees on Member Loans at fair value were $2,940,193 and $1,521,953 for the three months ended September 30, 2011 and 2010, respectively, an increase of 93%, and $5,384,137 and $2,666,910 for the six months ended September 2011 and 2010, respectively, an increase of 102%. The increases in these loan fees recognized in interest income was primarily due to increases in loan origination volumes during the three and six month periods ended September 30, 2011, versus the comparable periods ended September 30, 2010.
Interest Income on Member Loans at Fair Value and Interest Expense on Notes
Beginning October 13, 2008, we began recording interest income, including borrower origination fees, from Member Loans at fair value and corresponding interest expense from the Notes. We charge investor members an ongoing service fee in respect of Member Loans at fair value that are financed by Notes that the investor members have purchased through our platform. The servicing fee offsets the costs we incur in servicing Member Loans at fair value, including managing payments from borrower members, payments to investor members and maintaining investors account portfolios. This service fee is charged on amounts paid by us to an investor member in respect of a Member Loan.
During the three months ended September 30, 2011 and 2010, we recorded interest income from Member Loans at fair value, excluding loan origination fees, of $6,277,944 and $2,621,387, respectively. Conversely, for the Notes, we recorded interest expense of $5,942,323 and $2,509,468, respectively, for the three months ended September 30, 2011 and 2010. Comparatively, during the six months ended September 30, 2011 and 2010, we recorded interest income from Member Loans at fair value, excluding loan origination fees, of $11,269,335 and $4,505,972, respectively. Conversely, for the Notes, we recorded interest expense of $10,707,792 and $4,288,898, respectively, for the six months ended September 30, 2011 and 2010.
The servicing fees earned from Note holders, or the difference between the interest on Member Loans at fair value and interest expense on Notes, were $281,837 and $111,919 for the three months ended September 30, 2011 and 2010, respectively, an increase of 152%, and $507,759 and $217,073 for the six months ended September 2011 and 2010, respectively, an increase of 134%. The increases in the servicing fees earned from Note holders were primarily due to increased balances of Notes during the three and six month periods ended September 30, 2011, versus the comparable periods ended September 30, 2010. The amount of servicing fees earned depends on the balances of Notes that have explicit servicing fees (versus those holders of Certificates that pay management fees) and the average servicing fee paid by the Note holders.
We expect that interest revenues and expenses related to Member Loans at fair value and Notes will continue to increase as we grow our platform.
Interest Earned on Member Loans at Amortized Cost
Between April 7, 2008 and October 13, 2008, while we sought to register the offering of the Notes, we financed Member Loan originations with sources of funds other than Notes, which generate interest income on Member Loans at amortized cost. Subsequent to the effectiveness of our registration statement related to our Notes, we have continued to periodically originate some Member Loans at amortized cost. However, as we have increased our investor marketing efforts, the originations and outstanding balances of Member Loans at amortized cost have diminished. As such, during the three and six months ended September 30, 2011, we originated $0 and $1,063,821 of Member Loans at amortized cost, while during the three and six months ended September 30, 2010, we originated $632,482 and $1,613,925 of Member Loans at amortized cost, respectively.

During the three months ended September 30, 2011 and 2010, we recorded interest income on Member Loans at amortized cost of $155,376 and $223,512, respectively. Comparatively, during the six months ended September 30, 2011 and 2010, we recorded interest income on Member Loans at amortized cost of $343,528 and $450,339, respectively. The decline in interest income on Member Loans at amortized cost is primarily due to the decline in the balances of Member Loans at amortized cost for the three and six month periods ended September 30, 2011, versus the balances of Member Loans at amortized cost in the comparable periods ended September 30, 2010. Given our change in accounting policy effective October 1, 2011, to elect the fair value accounting option for all Member Loan originations on and after October 1, 2011, we expect the remaining balance of Member Loans at amortized cost to decline to zero over the next several years.
Interest Earned on Cash and Investments
Interest income from cash and cash equivalents is recorded as it is earned. For the three and six months ended September 30, 2011, we recorded $4,271 and $10,042, respectively, of interest income earned on cash and cash equivalents. Comparatively, for the three and six months ended September 30, 2010, we recorded $10,485 and $16,803, respectively, in interest income earned on cash and cash equivalents. The differences in interest income are a function of the balances of cash on hand and the low interest rate climate during the relevant periods. We do not expect interest income from cash and cash equivalents to be a significant part of our future revenue.
Interest Expense on Loans Payable
Interest expense, other than that described above with regard to Notes, consists primarily of cash and non-cash interest on loans payable. For the three months ended September 30, 2011 and 2010, we incurred interest expense of $46,294 and $179,202, respectively, for interest payments due on our loans payable. For the three months ended September 30, 2011 and 2010, we also recorded $23,134 and $74,834, respectively, for non-cash interest expense related to debt discounts due to warrants on our loans payable. Comparatively, for the six months ended September 30, 2011 and 2010, we incurred interest expense of $114,700 and $400,583, respectively, for interest payments due on our loans payable. For the six months ended September 30, 2011 and 2010, we also recorded $57,117 and $149,668, respectively, for non-cash interest expense related to debt discounts due to warrants on our loans payable.
As we have no additional availability under our various non-revolving loan payable agreements, we expect interest expense on our loans payable to decrease over the next year as we repay these loans.
Fair Value Adjustments on Member Loans at Fair Value and Notes
Fair value adjustment gains/(losses) for Member Loans at fair value were $(4,230,842) and $(2,153,128) for the three months ended September 30, 2011 and 2010, respectively, and $(7,053,662) and $(3,817,433) for the six months ended September 2011 and 2010, respectively. Fair value adjustment gains/(losses) for Notes was $4,136,376 and $2,151,566 for the three months ended September 30, 2011 and 2010, respectively, and $6,958,939 and $3,814,374 for the six months ended September 2011 and 2010, respectively. The fair value adjustments for Member Loans at fair value were largely offset by the fair value adjustments of the Notes due to the member payment dependent design of the Notes and because the principal balances of the Member Loans at fair value were very close to the principal balances of the Notes. Accordingly, the net fair value adjustment gains/(losses) for Member Loans and Notes was $(94,446) and $(1,562) for the three months ended September 30, 2011 and 2010, respectively, and $(94,723) and $(3,059) for the six months ended September 2011 and 2010, respectively.
Provision for Loan Losses
Loan loss provisions arise only for Member Loans at amortized cost. Loan loss provisions were $80,240 and $91,706 for the three months ended September 30, 2011 and 2010, respectively, and $155,144 and $273,720 for the six months ended September 2011 and 2010, respectively.

The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of potential credit losses inherent in the portfolio of Member Loans at amortized cost that we hold for investment and is based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through our collection efforts, delinquency levels, probable expected losses, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex, and requires judgment by management about the effect of matters that are inherently uncertain (see Note 2 — Significant Accounting Policies, Allowance for loan losses). Moreover, in light of our limited operating history, we do not yet have significant historical experience unique to our own base of borrowers and underwriting criteria with which to help estimate expected losses on our portfolio.
Expected losses on Member Loans at fair value are recognized through their fair value adjustments and are offset to the extent that the loans are financed by Notes that absorb the related expected loan losses.
Operating Expenses:

	( Three Months Ended September 30,			Six Months Ended September 30,
	2011	2010	% change	2011	2010	% change
Sales, marketing and customer service	$4,289,476	$3,076,359	39%	$8,147,315	$5,374,725	52%
Engineering	666,736	500,198	33%	1,186,875	998,569	19%
General and administrative	1,794,108	946,463	90%	3,308,334	1,780,191	86%

Total operating expenses	$6,750,320	$4,523,020		$12,642,524	$8,153,485

Sales, Marketing and Customer Service Expense
Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, customer service, credit and collections personnel, costs of marketing campaigns and costs of borrower acquisitions such as credit scoring and screening. Sales, marketing and customer service expenses for the three months ended September 30, 2011 and 2010, were $4,289,476 and $3,076,359, respectively, an increase of approximately 39%. Comparatively, sales, marketing and customer service expenses for the six months ended September 30, 2011 and 2010, were $8,147,315 and $5,374,725, respectively, an increase of approximately 52%. The increases in spending during the three and six months ended September 30, 2011 relative to the same periods of the prior year primarily occurred in three areas: increases in personnel related expense, increases in platform related spending such as customer credit scoring and platform hosting costs, and increases in spending on marketing programs to attract borrowers and increase investment activity on the platform.
Engineering Expense
Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of engineering personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Engineering expenses for the three months ended September 30, 2011 and 2010, were $666,736 and $500,198, respectively, an increase of 33%. Comparatively, engineering expenses for the six months ended September 30, 2011 and 2010, were $1,186,874 and $998,569, respectively, an increase of 19%. The increase for the three and six months ended September 30, 2011 versus the same periods prior year was primarily due to increased contract labor and expensed equipment costs. We expect these expenses to continue to increase as we grow our business.

General and Administrative Expense
General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expenses for the three months ended September 30, 2011 and 2010, were $1,794,773 and $946,463, respectively, an increase of approximately 90%. Comparatively, general and administrative expenses for the six months ended September 30, 2011, were $3,308,999 and $1,780,191, respectively, an increase of approximately 86%. The increases were primarily the result of higher expenses for personnel, facilities costs, licenses, permit and fees, and bank service charges. We expect that general and administrative expenses will decrease as a percentage of overall operating expenses as we grow our sales efforts in greater proportion than our general and administrative expenses.
Liquidity and Capital Resources

	Six Months Ended
	September 30,
Cash flows from:	2011	2010	Change
Operating Activities	$(5,173,712)	$(4,373,273)	$(800,439)

Investing Activities	(82,540,421)	(46,170,931)	(36,369,490)
Add back/(subtract):
Origination of Member Loans at fair value	123,537,056	63,558,925	59,978,131
Repayment of Member Loans at fair value	(41,588,088)	(15,853,311)	(25,734,777)

Investing Activities after removing activity related to Member Loans at fair value	(591.453)	1,534,683	(2,126,136)

Financing Activities	106,584,113	69,028,973	37,555,140
Add back/(subtract):
Origination of Notes, fair value	(124,210,169)	(63,622,800)	(60,587,369)
Repayment of Notes, fair value	42,024,062	15,912,253	26,111,809

Financing Activities after removing activity related to Notes, fair value	$24,398,006	$21,318,426	$3,079,580

Net cash used in operating activities increased to $5,173,712 in the six months ended September 30, 2011, from $4,373,273 in the six months ended September 30, 2010. Non-cash charges that most significantly offset our net loss of $6,453,035 in the six months ended September 30, 2011 were $155,144 of allowances for loan losses on member loans, $268,413 of stock based compensation expense, $57,117 of amortization of debt discounts and $60,574 of depreciation expense. Similarly, non-cash charges that most significantly offset our net loss of $5,464,124 in the six months ended September 30, 2010 were: $273,720 of allowances for loan losses on member loans, $173,624 of stock based compensation expense, $149,668 of amortization of debt discounts and $37,934 of depreciation expense.
Net cash used in investing activities for the six months ended September 30, 2011 and 2010, were $82,540,421 and $46,170,931, respectively. However, after removing activity related to the Member Loans at fair value, which activity was mostly offset by corresponding activity related to the Notes reflected in our cash flow from financing activities, the remaining amounts provided by (used for) investing activities in the six months ended September 30, 2011 and 2010, were $(591,453) and $1,534,683 of cash used, respectively. These remaining amounts in both periods were primarily activities related to borrower repayments of our Member Loans at amortized cost, purchases of property and equipment and changes in restricted cash.
Net cash used in financing activities for the six months ended September 30, 2011 and 2010, were $106,584,113 and $69,028,973, respectively. However, after excluding activity related to the Notes, which is mostly offset by corresponding activity related to our Member Loans at fair value (reflected in our cash flows from investing activities), the remaining amounts for the six months ended September 30, 2011 and 2010, were $24,398,006 and $21,318,426, respectively. Cash provided by financing activities, after excluding activity related to the Notes, consisted primarily of excess of proceeds from the issuance our Series D Preferred Stock over the repayment of loans payable in the six months ended September 30, 2011, and, in the six months ended September 30, 2010, the excess of the proceeds from the issuance of our Series C Preferred Stock over the repayment of loans payable.

We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future as we grow our platform. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to continue to fund member loans on the platform we will hold for investment to the extent the loans are not funded by investors other than us. To date, we have funded our cash requirements with proceeds from our loan borrowings, debt issuances, and the sale of equity securities. At September 30, 2011 and 2010, we had $1,022,000 and $862,000, respectively, in restricted cash and cash equivalents. We primarily invest our cash in short-term interest bearing money market funds.
We do not have any committed unused or available external source of funds. To the extent our existing liquidity and capital resources are insufficient to meet our future liquidity and capital requirements, we will need to finance our cash needs through public or private equity offerings and/or debt financings. There can be no assurance that additional equity or debt financing will be available when needed, in sufficient amounts and on acceptable terms, if at all. Failure to obtain additional liquidity if and when needed in the future could significantly impair the operations of our platform and value of any investments on the platform.
Assets Under Management
In October 2010, we formed a subsidiary, LC Advisors, LLC, a California limited liability company (“LCA”), which is wholly-owned by LendingClub. LCA has registered with the SEC as an investment advisor and also acts as the general partner to two private investment funds for accredited investors with differing investment strategies (“Funds”). In connection with the Funds, LendingClub formed a Delaware business trust (LC Trust I or the “Trust”) as a bankruptcy remote entity to hold Member Loans purchased from LendingClub. LCA commenced operations after January 1, 2011.
We started offering the Funds in March 2011 through a private placement. As of September 30, 2011, the Funds had approximately $25.2 million in assets with $15.6 million in escrow, which was contributed to the Funds on October 1, 2011. LCA earns a management fee paid by the limited partners of the Funds, paid monthly in arrears, and typically ranges from 0.55% to 0.75% (annualized) of the month-end balances of partners’ capital accounts. These management fee can be modified or waived at the discretion of the general partner.
Summary of Changes in Assets Under Management
The table below presents our summary of changes in assets under management, at amortized cost, for LCA.

Six Months
Ended
September 30,
2011
Balance — beginning of period	$804,278
Net flows	24,165,677
Appreciation (depreciation)	221,202

Balance — end of period	$25,191,157

Income Taxes
We incurred no net tax provision or benefit related to our pre-tax losses for the three and six months ended September 30, 2011 and 2010. Accounting Standards Codification Topic 740, “Income Taxes,” provides for the recognition of deferred tax assets, such as the future benefit of net operating loss deductions against future taxable income, if realization of such tax-related assets is more likely than not. However, given our history of operating losses, it is difficult to accurately forecast when and in what amounts future results will be affected by the realization, if any, of the tax benefits of future deductions for our net operating loss carry forwards. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. Such valuation allowance against the deferred tax assets fully offsets the current periods’ tax benefits attributable to the pre-tax losses.

Variable Interest Entities
The determination of whether to consolidate a variable interest entity (VIE) under U.S. GAAP requires a significant amount of analysis and judgment concerning the degree of control over a VIE by its holders, and other factors related to the design of the VIE such as:(i) whether a holder’s equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or, (ii) when a holder’s equity investment at risk lacks any of the following characteristics of a controlling financial interest: the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the entity’s success, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the legal entity. Upon the adoption of amended accounting guidance applicable to VIE’s on January 1, 2010, management considers whether we have an equity investment in a VIE that meets the conditions requiring consolidation of such entity.
The Trust commenced operations in March 2011 and its’ purpose is to acquire and hold Member Loans for the benefit of investors that purchase Trust Certificates (Certificates) issued by the Trust. The Company’s capital contributions have been insufficient to allow the Trust to finance its holdings of Member Loans without the issuance of Certificates. Additionally, the Certificates have been structured so that the Company’s equity investment is not obligated to absorb the expected losses of the entity: the Certificates absorb payment delays and realized losses on their related Member Loans due to the Member Loan Payment Dependent design of the Certificates. The Company was the initial beneficiary of the Trust at its formation and is now the residual beneficiary of the Trust, although the residual benefits of the Trust are expected to be insignificant due to the design of the Trust. Accordingly, the Company has concluded that its’ capital contributions to the Trust qualify as equity investments in a VIE and the Company consolidated the Trust’s operations.
The Company reviewed its relationship to the funds in which LCA is the general partner but for which neither LC or LCA contributed capital. The Company concluded that LCA’s contractual relationship to the funds does not meet the requirements for consolidation of the funds into the Company’s consolidated financial statements. As of September 30, 2011, the Company didn’t have any controlling or other interests in VIEs, other than its interest in the Trust discussed above, to be included in the Company’s consolidated financial statements. Upon the occurrence of future events, such as redemptions by all unaffiliated investors in any funds and modifications to fund organization documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE and whether the Company is required to consolidate such VIE in its consolidated financial statements.
Additional Information about the LendingClub Platform
Historical Information about Our Borrower Members Loans:
In regards to the following historical information, prior performance is no guarantee of future results or outcomes.
For purposes of the following information and tables, we have excluded from the data all previously issued loans that would not meet the current credit policy.
From May 24, 2007 to September 30, 2011, we had facilitated member loans with an average original principal amount of approximately $10,500 and an aggregate original principal amount of $349,177,350. Out of 33,167 facilitated Member Loans, 4,537 Member Loans with an aggregate original principal amount of $43,301,225, or 12.40% had fully paid. Including loans which were fully paid, 30,743 loans representing $320,428,475 of the outstanding principal balance at September 30, 2011 had been through at least one billing cycle.

Of the $320,428,475 of original principal balance at September 30, 2011 that had been through at least one billing cycle, $7,625,561 of outstanding principal balance less interest and fees received, or 2.38%, was either in default or has been charged off. The defaulted or charged off loans were comprised of 1,090 Member Loans, of which 770 loans representing $5,206,850 in outstanding principal balance less interest and fees received, were defaults and charge offs due to delinquency, while the remaining 320 loans were loans in which the borrower members filed for a Chapter 7 bankruptcy seeking liquidation. A Member Loan is considered defaulted when at least one payment is more than 120 days late.
Of remaining loans that had been through at least one billing cycle as of September 30, 2011, $207,627,192 of principal remained outstanding of which 97.44% was current, 0.21% was 16 to 30 days late, 1.40% was between 31 and 120 days late and 0.95% was on a performing payment plan. During the three months ended September 30, 2011, of the 20,025 Member Loans which were not delinquent prior to the start of the quarter, 631 Member Loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 — 15 day grace period. Of those loans which became delinquent for more than 15 days during the quarter, we charged late fees totaling $4,046 on 186 loans and received late fees of $1,114 on 48 loans.

The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to September 30, 2011, grouped by the loan grade assigned by us:

Loan	Number of	Average	Average Annual	Average Total
Grade	Borrowers	Interest Rate	Percentage Rate	Funded Commitment
A1	790	5.71%	6.96%	$6,453
A2	1,192	6.31%	7.60%	6,710
A3	1,560	7.11%	8.63%	7,369
A4	2,394	7.61%	9.21%	8,558
A5	2,401	8.18%	9.65%	9,098
B1	1,508	10.03%	12.56%	9,344
B2	1,690	10.45%	12.96%	10,019
B3	2,392	10.83%	13.35%	10,997
B4	2,111	11.22%	13.67%	10,578
B5	2,275	11.61%	14.09%	11,078
C1	1,781	12.72%	15.51%	10,570
C2	1,665	13.16%	15.96%	10,662
C3	1,332	13.51%	16.29%	10,352
C4	1,065	13.84%	16.64%	10,140
C5	1,032	14.29%	17.13%	10,032
D1	809	14.64%	17.83%	10,144
D2	1,157	15.11%	17.96%	11,015
D3	990	15.50%	18.31%	11,728
D4	831	15.90%	18.67%	12,780
D5	733	16.34%	19.08%	13,164
E1	641	16.70%	19.40%	13,509
E2	544	17.12%	19.75%	13,909
E3	450	17.45%	20.07%	14,163
E4	369	17.92%	20.50%	15,354
E5	336	18.34%	20.97%	16,582
F1	263	18.78%	21.36%	16,278
F2	211	19.04%	21.61%	16,502
F3	147	19.59%	22.19%	16,513
F4	134	19.96%	22.61%	16,215
F5	94	20.33%	23.00%	18,481
G1	86	20.55%	23.22%	18,084
G2	70	20.83%	23.47%	19,520
G3	41	21.23%	23.80%	20,014
G4	46	21.55%	24.22%	19,104
G5	27	21.65%	24.38%	18,202

Total Portfolio	33,167	11.89%	14.26%	$10,528

The following table presents aggregated information for the period from May 24, 2007 to September 30, 2011, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

	Percentage of
	Borrowers Stating
Loan	They Own Their	Average Annual	Average Debt to
Grade	Own Homes	Gross Income	Income Ratio (1)
A1	70.76%	$65,620	10.36%
A2	65.69%	66,825	10.80%
A3	61.73%	69,197	11.42%
A4	55.97%	65,938	12.03%
A5	56.18%	69,214	12.28%
B1	51.59%	66,383	12.47%
B2	49.70%	69,294	12.71%
B3	53.18%	71,644	13.24%
B4	52.20%	69,587	13.37%
B5	51.16%	67,436	13.52%
C1	48.85%	71,348	13.50%
C2	47.09%	68,553	13.56%
C3	49.17%	67,297	13.40%
C4	47.42%	66,785	14.03%
C5	45.16%	67,781	13.79%
D1	41.16%	65,575	13.48%
D2	45.89%	70,464	13.74%
D3	47.78%	68,752	13.85%
D4	45.97%	70,530	13.77%
D5	48.84%	70,663	13.65%
E1	47.43%	71,988	13.85%
E2	51.29%	74,226	14.06%
E3	48.00%	73,882	13.46%
E4	54.47%	77,998	13.68%
E5	56.25%	91,560	14.09%
F1	53.99%	82,201	13.52%
F2	54.50%	83,002	13.98%
F3	48.98%	85,660	14.50%
F4	53.73%	79,852	14.31%
F5	58.51%	86,675	13.55%
G1	58.14%	79,565	12.29%
G2	60.00%	87,607	14.53%
G3	51.22%	90,822	15.49%
G4	58.70%	103,150	13.48%
G5	44.44%	108,155	13.73%
Total Portfolio	52.17%	$69,696	13.01%

[1]	Average debt to income ratio, excluding mortgage debt, calculated by us based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to September 30, 2011, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

						Average
					Average	Inquiries	Average	Average
		Average	Average	Average	Revolving	in the	Delinquencies	Months
Loan	Average	Open Credit	Total Credit	Revolving	Line	Last Six	in the Last	Since Last
Grade	FICO	Lines	Lines	Credit Balance	Utilization	Months	Two Years	Delinquency
A1	778	10	25	$9,639	19.62%	0	0	38
A2	769	10	25	8,778	19.56%	1	0	38
A3	761	9	24	10,598	24.75%	1	0	37
A4	749	9	23	11,597	31.49%	1	0	40
A5	743	9	23	12,544	34.75%	1	0	39
B1	735	9	22	11,520	39.37%	1	0	37
B2	731	9	22	12,626	41.36%	1	0	38
B3	725	9	22	13,745	44.57%	1	0	36
B4	719	9	22	14,078	45.97%	1	0	36
B5	714	9	22	13,932	50.26%	1	0	36
C1	708	9	21	13,756	53.61%	1	0	35
C2	704	9	21	13,170	55.56%	1	0	37
C3	700	9	21	13,328	53.54%	1	0	36
C4	695	9	21	13,745	57.59%	1	0	35
C5	691	9	20	13,356	58.87%	1	0	33
D1	683	9	20	13,171	61.94%	1	0	33
D2	689	9	21	13,295	60.87%	1	0	35
D3	689	9	21	14,266	61.46%	1	0	32
D4	689	9	21	13,957	62.81%	1	0	35
D5	689	9	22	14,774	62.73%	1	0	35
E1	686	9	21	14,160	64.80%	1	0	36
E2	686	9	22	15,333	67.07%	1	0	35
E3	683	9	22	15,705	68.83%	1	0	31
E4	682	9	22	16,907	67.44%	1	0	34
E5	681	10	24	18,533	69.10%	1	0	34
F1	679	10	23	17,189	66.77%	1	0	36
F2	677	10	23	18,142	70.57%	1	0	32
F3	677	11	25	17,235	71.88%	1	0	30
F4	673	10	24	13,974	70.43%	1	0	32
F5	674	10	23	17,060	69.96%	1	0	32
G1	671	10	22	17,088	68.12%	1	0	31
G2	671	10	21	21,401	75.80%	1	1	33
G3	670	9	22	16,311	83.38%	1	1	26
G4	672	12	26	24,376	76.65%	1	0	30
G5	671	14	29	24,234	73.66%	1	0	36
Total Portfolio	718	9	22	$13,188	47.64%	1	0	36
The following table presents additional aggregated information for the period from May 24, 2007 to September 30, 2011, about delinquencies, default and borrower paid off loans, grouped by the loan grade assigned by us. The default and delinquency information presented in the table includes data only for Member Loans that had been through at least one billing cycle as of September 30, 2011. With respect to late Member Loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late Member Loan amounts as a percentage of member loans that have been through at least one billing cycle. Member Loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of Member Loans that have been outstanding, on average, for approximately twelve months.

Because of our limited operating history, the data in the following table regarding loss experience may not be representative of the loss experience that will develop over time as additional Member Loans are originated through our platform and the Member Loans already originated through our platform have longer payment histories.

						Charged-Off
						/ Default of	Number of
						Through At	Loans	Number			Number	Total	Charged-
	16-30	16-30				Least One	excl	of Loans			of All	Origination	Off / Default
Loan	Days Late	Days Late	31+ Days	31+ Days	Charged-Off	Billing Cycle	Issued /	Fully	Fully Paid	Fully Paid	Issued	Amount for All	of All
Grade	($)	(%)	Late ($)	Late (%)	/ Default ($)	(%)	Fully Paid	Paid	($)	(%)	Loans	Issued Loans	Issued (%)
A1	$—	0.00%	$3,795	0.13%	$27,946	0.77%	549	63	$246,750	4.84%	790	$5,097,500	0.55%
A2	6,726	0.14%	19,827	0.42%	20,746	0.31%	891	152	709,775	8.87%	1,192	7,998,100	0.26%
A3	7,844	0.12%	42,441	0.66%	57,197	0.54%	1,182	276	1,748,200	15.21%	1,560	11,495,100	0.50%
A4	28,319	0.24%	24,541	0.21%	93,685	0.52%	1,856	331	2,523,225	12.32%	2,394	20,487,000	0.46%
A5	31,383	0.26%	118,703	0.98%	224,832	1.09%	1,880	398	3,445,950	15.78%	2,401	21,843,850	1.03%
B1	8,633	0.11%	49,283	0.62%	244,328	1.91%	1,137	246	2,144,525	15.22%	1,508	14,091,325	1.73%
B2	—	0.00%	85,030	0.95%	331,755	2.14%	1,273	285	3,032,900	17.91%	1,690	16,931,375	1.96%
B3	5,141	0.03%	77,336	0.49%	536,392	2.25%	1,873	313	3,790,900	14.41%	2,392	26,303,975	2.04%
B4	19,692	0.15%	194,884	1.45%	447,790	2.16%	1,713	272	2,897,400	12.98%	2,111	22,329,125	2.01%
B5	—	0.00%	164,511	1.06%	529,131	2.31%	1,801	305	2,941,350	11.67%	2,275	25,202,050	2.10%
C1	30,386	0.27%	190,203	1.66%	454,122	2.64%	1,367	278	2,546,400	13.53%	1,781	18,824,350	2.41%
C2	62,704	0.55%	164,576	1.45%	428,300	2.58%	1,342	222	2,189,000	12.33%	1,665	17,753,025	2.41%
C3	7,234	0.09%	160,788	1.91%	392,193	3.00%	1,063	211	1,892,350	13.72%	1,332	13,789,350	2.84%
C4	3,147	0.05%	86,570	1.47%	313,894	3.09%	803	195	1,867,600	17.29%	1,065	10,798,775	2.91%
C5	—	0.00%	110,585	1.76%	423,247	4.36%	829	149	1,355,125	13.09%	1,032	10,352,750	4.09%
D1	—	0.00%	61,995	1.34%	419,279	5.37%	647	118	1,228,850	14.97%	809	8,206,150	5.11%
D2	17,847	0.22%	102,841	1.27%	347,475	2.97%	937	133	1,488,025	11.68%	1,157	12,743,925	2.73%
D3	1,003	0.01%	99,797	1.42%	408,928	3.92%	790	126	1,422,475	12.25%	990	11,610,250	3.52%
D4	—	0.00%	148,376	2.00%	337,860	3.38%	699	86	911,850	8.59%	831	10,620,350	3.18%
D5	—	0.00%	206,170	3.03%	255,028	2.81%	619	76	858,825	8.90%	733	9,649,300	2.64%
E1	41,645	0.71%	64,696	1.10%	230,244	2.91%	544	60	767,750	8.87%	641	8,659,375	2.66%
E2	35,550	0.66%	73,576	1.37%	224,535	3.20%	448	60	758,800	10.03%	544	7,566,500	2.97%
E3	33,415	0.72%	62,218	1.34%	153,591	2.58%	379	44	552,075	8.66%	450	6,373,400	2.41%
E4	13,475	0.32%	158,232	3.76%	180,627	3.40%	310	39	526,325	9.29%	369	5,665,650	3.19%
E5	—	0.00%	12,436	0.30%	137,471	2.67%	293	23	317,525	5.70%	336	5,571,700	2.47%
F1	—	0.00%	79,510	2.46%	35,842	0.92%	219	23	256,375	5.99%	263	4,281,175	0.84%
F2	22,729	0.84%	114,859	4.26%	83,488	2.55%	185	17	222,925	6.40%	211	3,481,975	2.40%
F3	—	0.00%	43,714	2.38%	30,701	1.36%	130	8	189,300	7.80%	147	2,427,400	1.26%
F4	49,735	3.04%	31,501	1.93%	57,924	2.91%	115	10	156,075	7.18%	134	2,172,850	2.67%
F5	—	0.00%	7,925	0.53%	48,287	2.84%	89	3	36,800	2.12%	94	1,737,250	2.78%
G1	—	0.00%	22,600	1.80%	44,263	2.88%	77	7	136,800	8.80%	86	1,555,225	2.85%
G2	—	0.00%	63,651	5.70%	12,908	0.99%	65	3	59,600	4.36%	70	1,366,425	0.94%
G3	—	0.00%	17,451	2.92%	26,384	3.90%	35	1	17,600	2.14%	41	820,575	3.22%
G4	—	0.00%	21,944	3.16%	11,739	1.46%	43	—	—	0.00%	46	878,775	1.34%
G5	—	0.00%	22,270	5.93%	53,429	10.87%	23	4	61,800	12.58%	27	491,450	10.87%

Total Portfolio	$426,610	0.20%	$2,908,837	1.35%	$7,625,561	2.38%	26,206	4,537	$43,301,225	12.40%	33,167	$349,177,350	2.18%

The following table presents aggregated information for the period from May 24, 2007, to September 30, 2011, on the results of our collection efforts for all corresponding Member Loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded 29 loans that we classified as identity fraud. In these cases, we repaid holders of any related Notes in an amount equal to the unpaid principal and interest balances due on the loans less any applicable servicing fees.

						Aggregate
						Principal	Gross
				Gross Amount		Balance of	Amount
			Aggregate	Collected on	Number of	Loans Charged-	Recovered
		Total	Amount Sent	Accounts Sent	Loans Charged-	Off Due to	on Loans
Loan	Number of Loans	Origination	to Collectons	to Collections	Off Due to	Delinquency	Charged-Off
Grade	In Collection (1)	Amount (1)	(1)	(2)	Delinquency (3)	(3)	(4)
A	265	$1,759,375	$203,475	$92,074	63	$276,199	$24,134
B	579	5,568,450	800,893	334,716	186	1,281,604	20,148
C	620	5,434,825	872,981	395,057	217	1,301,934	30,691
D	430	4,519,925	807,043	358,397	184	1,291,691	28,183
E	204	2,557,125	402,222	175,616	73	653,601	2,924
F	63	980,700	204,514	90,440	20	166,242	10,260
G	32	544,975	77,711	29,979	11	127,351	—

Total	2,193	$21,365,375	$3,368,839	$1,476,279	754	$5,098,623	$116,339

1)	Represents accounts 31 to 120 days past due.

2)
Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status.

3)
Represents accounts that have been delinquent for 120 days at which time the account is charged-off. Any money recovered after 120 days is no longer included as amounts collected on accounts sent to collection. As of this quarter, a total of 754 loans have been charged off due to delinquency, of which 3 were on a payment plan as of September 30, 2011.

4)	Represents the gross amounts we received on charged-off accounts after the accounts were charged-off—i.e., a payment received on an account after 120 days past due.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable for smaller reporting companies.

Item 4.	Controls and Procedures
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
The discussion in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and the prospectus for the Notes dated August 15, 2011. These risk factors describe various risks and uncertainties. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, these risks could have a material adverse effect on the value of the Notes you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.

In addition, you should consider the following:
We have incurred net losses in the past and expect to incur net losses in the future. If we become insolvent or bankrupt, you may lose your investment.
We have incurred net losses in the past and we expect to incur net losses in the future. As of September 30, 2011, our accumulated deficit was $47.9 million and our total stockholders’ deficit was $43.4 million. Our net loss for the six months ended September 30, 2011 and 2010, was $6.5 and $5.5 million, respectively. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. In future periods, we may not have any revenue growth, or our revenue could decline. Our failure to become profitable could impair the operations of our platform by limiting our access to working capital to operate the platform. If we were to become insolvent or bankrupt, an event of default would occur under the terms of the Notes, and you may lose your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-151827). The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on October 10, 2008. From October 13, 2008 to September 30, 2011, we sold $346,751,625 in principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. In connection with the offering, we incurred estimated expenses of approximately $4,754,719, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding Member Loan at fair value through the LendingClub platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.
On July 28, 2011, we issued and sold 7,027,604 shares of its Series D Preferred Stock, par value $0.01 per share for aggregate gross proceeds to LendingClub of approximately $25 million pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.   On August 31, 2011, we issued and sold an additional 281,104 shares of Series D preferred stock to a foreign accredited investor, pursuant to Section 4(2). The sale of these shares resulted in aggregate cash consideration of approximately $26,000,000. In connection with our private placement of Series D convertible preferred stock, we incurred transaction expenses of $96,277 that were recorded as an offset to gross proceeds.
On October 7, 2011, we filed a new Registration Statement registering $1,000,000,000 in principal amount of Notes. The Registration Statement is currently in a review period with the SEC.

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
Dated: November 14, 2011

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to Section 906 of Sarbanes-Oxley Act of 2002