Form 10-Q
period 2011-12-31
LendingClub Corp
filed 2012-02-14
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2012, there were 8,970,497 shares of the registrant’s common stock outstanding.

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

Explanatory Notes

Beginning with the Quarterly Report on Form 10-Q for the period ended September 30, 2011, we began to refer to all loans made to borrower members as “Member Loans”. In periodic reports and financial statements issued prior to the September 2011 10-Q, loans financed by Member Payment Dependent Notes (“Notes”) were referred to as “CM Loans” and loans financed by us via sources of funds other than Notes were referred to as “Member Loans”. Accordingly, we have changed the captions and descriptions of all previously reported loan-related amounts and information in this Quarterly Report to refer to all such items as Member Loans.

In connection with the change in terminology described above and beginning with the quarter ended September 30, 2011, we revised the format of our consolidated statements of operations to present the major components of interest income together, the major components of interest expense together and then net interest income. In financial statements issued prior to the September 2011 10-Q, our consolidated statements of operations presented the interest income, interest expense and net interest income related to Member Loans at amortized cost separately from the interest income, interest expense and net interest income related to Member Loans at fair value (formerly known as CM Loans). This revised financial statement format is a widely used presentation for lending institutions, which we believe is a simple and useful presentation. As explained more fully in Note 1 (Basis of Presentation) to the consolidated financial statements, certain amounts in previously issued consolidated statements of operations related to interest income on Member Loans, interest income on cash and cash equivalents and interest expense on loans payable have been reclassified to conform to this new presentation. These reclassifications had no net impact on previously reported results of consolidated operations or consolidated stockholders’ equity.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LendingClub Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	September 30,
	December 31, 2011	March 31, 2011

ASSETS

Cash and cash equivalents	$24,711,904	$13,335,657
Restricted cash	4,022,000	862,000
Member Loans at fair value (includes $55,430,053 and $696,950 from a consolidated VIE, respectively)	293,555,498	149,971,989
Member Loans at amortized cost, net of allowance for loan losses	2,545,186	5,253,278
Other receivables (includes $310,454 and $4,278 from a consolidated VIE, respectively)	519,814	109,337
Prepaid expenses and other assets	406,840	63,382
Property and equipment, net	398,214	214,991
Deposits	638,004	57,756

Total assets	$326,797,460	$169,868,390

LIABILITIES

Accounts payable	$752,665	$259,682
Accrued expenses (includes $310,454 and $4,278 from a consolidated VIE, respectively)	1,953,487	1,450,936
Notes, at fair value (includes $55,430,053 and $696,950 from a consolidated VIE, respectively)	290,768,332	149,777,817
Loans payable, net of debt discount	787,987	2,872,586

Total liabilities	$294,262,471	$154,361,021

Commitments and contingencies

PREFERRED STOCK

Preferred stock	$78,763,239	$52,850,391

Total preferred stock	$78,763,239	$52,850,391

STOCKHOLDERS' DEFICIT

Common stock	$88,890	$85,716
Additional paid-in capital	4,457,646	4,025,914
Accumulated deficit	(50,774,786)	(41,454,652)

Total stockholders’ deficit	(46,228,250)	(37,343,022)

Total liabilities, preferred stock and stockholders’ deficit	$326,797,460	$169,868,390

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Interest Income

Member Loans at fair value:
Interest revenue	$8,191,032	$3,349,664	$19,460,367	$7,855,636
Origination fees	3,738,312	1,399,568	9,122,449	4,066,478
Member Loans at amortized cost, net	181,291	187,605	524,819	637,945
Cash and cash equivalents	4,537	9,981	14,579	26,783

Total Interest Income	12,115,172	4,946,818	29,122,214	12,586,842

Interest Expense
Notes interest expense	(8,076,114)	(3,349,664)	(19,291,665)	(7,855,636)
Note interest expense reduction for servicing fee	275,582	209,646	783,341	426,720
Loans payable	(49,958)	(234,858)	(221,775)	(785,110)

Total Interest Expense	(7,850,490)	(3,374,876)	(18,730,099)	(8,214,026)

Net interest income	4,264,682	1,571,942	10,392,115	4,372,816

Provision for loan losses on Member Loans at amortized cost	(204,728)	(72,755)	(359,872)	(346,475)
Fair valuation adjustments, Member Loans at fair value	5,115,409	(2,350,786)	(1,938,253)	(6,168,219)
Fair valuation adjustments, Notes	(4,981,726)	2,345,804	1,977,213	6,160,178

Net interest income after provision for loan losses and fair valuation adjustments	4,193,637	1,494,205	10,071,203	4,018,300

Other revenue	200,230	93,782	512,153	259,047

Total net revenue	4,393,867	1,587,987	10,583,356	4,277,347

Operating expenses:
Sales, marketing and customer service	(4,589,830)	(3,058,648)	(12,737,145)	(8,433,373)
Engineering	(663,426)	(514,377)	(1,850,301)	(1,512,946)
General and administrative	(2,007,711)	(902,311)	(5,316,045)	(2,682,501)

Total operating expenses	(7,260,967)	(4,475,336)	(19,903,491)	(12,628,820)

Loss before provision for income taxes	(2,867,100)	(2,887,349)	(9,320,135)	(8,351,473)
Provision for income taxes	—	—	—	—

Net loss	$(2,867,100)	$(2,887,349)	$(9,320,135)	$(8,351,473)

Net loss attributable to common stockholders	$(2,867,100)	$(2,887,349)	$(9,320,135)	$(8,351,473)

Basic and diluted net loss per share	$(0.32)	$(0.34)	$(1.07)	$(0.98)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,839,063	8,565,011	8,723,292	8,562,777

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	September 30,	September 30,
	For the Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(9,320,135)	$(8,351,473)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	101,139	57,263
Amortization of debt discounts	78,055	217,479
Fair valuation adjustments, net	(38,960)	8,041
Stock based compensation expense	338,614	277,633
Amortization of net deferred loan fees and costs	(105,791)	8,360
Other non-cash (income)/expenses	(6,919)	131,366
Provision for loan losses	359,872	346,475
Changes in operating assets and liabilities
Other receivables	(410,477)	(16,487)
Prepaid expenses and other assets	(343,458)	127,536
Deposits	(580,248)	(8,246)
Accounts payable	492,983	(55,984)
Accrued expenses	502,551	379,030
Deferred revenue	—	(19,219)

Net cash used in operating activities	(8,932,774)	(6,898,226)

Cash flows from investing activities
Origination of Member Loans at fair value	(210,358,280)	(98,703,900)
Origination of Member Loans at amortized cost, net	(1,063,821)	(4,139,600)
Repayment of Member Loans at fair value	67,184,012	27,522,184
Repayment of Member Loans at amortized cost	1,177,259	4,047,632
Net change in restricted cash	(3,160,000)	490,000
Purchase of property and equipment	(284,362)	(56,258)

Net cash used in investing activities	(146,505,192)	(70,839,942)

Cash flows from financing activities:
Proceeds from issuance of Notes at fair value	210,487,363	103,049,550
Payments on loans payable	(2,162,655)	(4,615,114)
Payments on Notes at fair value	(67,519,635)	(30,399,513)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	24,387,945
Proceeds from exercise of warrants to acquire Series A convertible preferred stock	10,000
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	25,902,848	—
Proceeds from issuance of common stock and warrants	96,292	7,898

Net cash provided by financing activities	166,814,213	92,430,766

Net increase in cash and cash equivalents	11,376,247	14,692,598

Cash and cash equivalents — beginning of period	13,335,657	2,572,174

Cash and cash equivalents — end of period	$24,711,904	$17,264,772

Supplemental disclosure of cash flow information:

Cash paid for interest	$18,311,865	$7,996,546

Supplemental disclosure of non-cash investing and financing activities:

Reclassification of Member Loans at amortized cost to Member Loans held at fair value	$2,347,494	$1,552,190

The accompanying notes are an integral part of these consolidated financial statements.

LENDINGCLUB CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated balance sheets as of December 31, 2011 and March 31, 2011, the consolidated statements of operations for the three and nine months ended December 31, 2011 and 2010, respectively, and the consolidated statements of cash flows for the nine months ended December 31, 2011 and 2010, respectively, have been prepared by LendingClub Corporation (“LendingClub”) (referred to herein as “we”, “our” “the Company” and “us”) in conformity with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.

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

Beginning with the September 2011 10-Q, we began to refer to all loans made to borrower members as “Member Loans”. In financial statements issued prior to the September 2011 10-Q, loans financed by Notes were referred to as “CM Loans” and loans financed by us via sources of funds other than Notes were referred to as “Member Loans”. Accordingly, we have changed the captions and descriptions of all previously reported loan-related amounts and information in this Quarterly Report to refer to all such items as Member Loans.

In connection with the change in terminology described above and beginning with the September 2011 10-Q , we revised the format of the consolidated statements of operations to present the major components of interest income together, the major components of interest expense together and then net interest income. In previously issued financial statements, the consolidated statements of operations presented the interest income, interest expense and net interest income related to Member Loans at amortized cost separately from the interest income, interest expense and net interest income related to Member Loans at fair value (formerly known as CM Loans). Accordingly, as explained more fully in Note 2 – Summary of Significant Accounting Policies, certain amounts in prior quarters’ consolidated statements of operations have been reclassified to conform to the current period’s presentation and the reclassifications had no net impact on previously reported results of consolidated operations or consolidated stockholders’ equity.

2. Summary of Significant Accounting Policies

Consolidation Policies

The consolidated financial statements include the accounts of the Company and its subsidiary, LC Advisors, LLC, a California limited liability company (“LCA”) and LC Trust I, a Delaware business trust (“Trust”). In determining whether to consolidate an entity, the Company’s policy is to consider: (i) whether the Company has an equity investment or ownership interest in an entity that is greater than 50% and control over significant operating, financial and investing decisions of that entity, or (ii) for variable interest entities (VIE’s) in which the Company has an equity investment, whether the Company is the primary beneficiary of the VIE as a result of a controlling financial interest in the VIE. A controlling financial interest in a VIE exists if the Company has both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and an economic interest in the VIE, which could be in the form of the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.

LCA is wholly-owned by the Company; the Company consolidates LCA’s operations and all intercompany accounts have been eliminated.

The purpose of the Trust is to acquire portions of Member Loans from the Company and hold them for the sole benefit of specific investors that purchase Trust Certificates (Certificates) issued by the Trust and related to the underlying Member Loans. The Certificates may only be settled with cash flows from the underlying Member Loans held by the Trust consistent with the member payment dependent design of the Certificates; Certificate holders do not have recourse to the general credit of the Company or other investors.

The Company’s capital contributions have been insufficient to allow the Trust to finance its purchase of any significant amount of Member Loans without the issuance of Certificates to investors. The Trust’s low capitalization levels (minimum capital of 0.25% of assets) and structure, wherein investors’ hold beneficial interests in Member Loans via the Certificates, qualifies the Trust as a VIE. The Company believes it is the primary beneficiary of the Trust because of its controlling financial interest in the Trust. The Company performs or directs activities that significantly affect the Trust’s economic performance via, i) operation of the platform that enables borrowers to apply for Member Loans purchased by the Trust, ii) credit underwriting and servicing of Member Loans purchased by the Trust, and, iii) LCA’s role to source investors that ultimately purchase Certificates that supply the funds for the Trust to purchase Member Loans. Collectively, the activities of the Company, LCA and Trust described above allow the Company to fund more Member Loans and to collect the related loan origination fees, and for LCA to collect the management fees on the investors’ capital used to purchase Trust Certificates, than would be the case without the existence of the Trust. Therefore, the Company receives significant economic benefits from the existence and activities conducted by the Trust. Accordingly, the Company has consolidated the Trust’s operations and all intercompany accounts have been eliminated.

Liquidity

We have incurred operating losses since our inception. For the three months ended December 31, 2011 and 2010, we incurred net losses of $2,867,100 and $2,887,349, respectively. For the nine months ended December 31, 2011 and 2010, we incurred net losses of $9,320,135 and $8,351,473, respectively. For the nine months ended December 31, 2011 and 2010, we had negative cash flows from operations of $8,932,774 and $6,898,226, respectively. Additionally, we have an accumulated deficit of $50,774,786 since inception and a stockholders’ deficit of $46,228,250 as of December 31, 2011.

Since our inception, we have financed our operations through debt and equity financing from various sources. While we believe that we have sufficient liquidity to operate during this period of continuing losses, if our assumptions regarding our growth and operating plan are incorrect, we may need to find new funding to continue to operate our business. We currently believe that such funding would be available to us on terms that we would find acceptable. However, any delay in securing, or failing to secure, any necessary funding could result in delays and operational slowdowns that could adversely affect our ability to operate the lending platform, the regularity of our processing of Member Loan and Note payments, and ultimately the solvency of the Company.

In July 2011, we issued and sold 7,027,604 shares of Series D convertible preferred stock for aggregate cash consideration of approximately $25,000,000. In August 2011, we issued and sold an additional 281,104 shares of Series D convertible preferred stock for aggregate cash consideration of approximately $1,000,000. In connection with our private placement of Series D convertible preferred stock, we incurred transaction expenses of $97,151 that were recorded as a reduction to gross proceeds. See Note 14 – Subsequent Events for additional shares of Series D convertible preferred stock that were issued in January 2012.

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

Cash and Cash Equivalents

Cash and cash equivalents include various unrestricted deposits with financial institutions in checking and short-term money market accounts. We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of the Company’s funds that are pledged or held in escrow in certificates of deposit or money market accounts, at the banks associated with the loan facilities described in Note 6 — Loans Payable, and by our operating banks as security for transactions processed on or related to our platform.

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

Beginning October 13, 2008, Member Loans were able to be financed by Notes issued by us to investors, and the majority of Member Loans originated since that date have been financed in that manner. These Notes are special limited recourse obligations of LendingClub. Each series of Notes corresponds to a single corresponding Member Loan originated through our platform and the payments to investors in the Notes are directly dependent on the timing and amounts of payments received on the related Member Loan. If we do not receive a payment on the Member Loan, we are not obligated to and will not make any payments on the corresponding Notes. In conjunction with this financing structure effective as of October 13, 2008, we adopted the provisions of FASB ASC 825-10, which permits companies to choose to measure certain financial instruments and certain other items at fair value. Accordingly, since October 13, 2008, we have elected the fair value option for Member Loan originations that were financed by Notes (“Member Loans at fair value”) and also elected the fair value option for the related Notes. The fair value election for both Member Loans and Notes allows symmetrical accounting for the timing and amounts recognized for both expected unrealized losses and realized losses on the Member Loans and the related Notes, consistent with the member payment dependent design of the Notes. Absent the fair value elections, Member Loans held for investment would be accounted for at amortized cost and would record loan loss provisions for estimated expected losses, but the related Notes also accounted for at amortized cost would recognize losses only when and in amounts actually realized, thereby resulting in a mismatch in the timing and amounts of loss recognition between a Member Loan and related Notes, which is not an appropriate representation for instruments that are designed to have linked cash flows and loss realization. The estimated unrealized gains and losses on financial instruments for which the fair value option has been elected are reported in earnings.

We also originate some Member Loans and finance them ourselves, with sources of funds other than Notes, to ensure sufficient financing for loans desired by our borrower members. We receive the same terms on Member Loans that we finance as the terms received by other Note investors. Funds to finance such Member Loan originations were obtained through our borrowings under loan facilities with various entities (see Note 6 — Loans Payable) and issuance of various series of preferred stock (see Note 8 – Preferred Stock). Member Loans that are financed by us with sources of funds other than Notes are carried at amortized cost, reduced by a valuation allowance for loan losses incurred as of the balance sheet date (“Member Loans at amortized cost”). The amortized cost of such Member Loans includes their unpaid principal balance net of unearned income, which is comprised of origination fees charged to borrower members and offset by our incremental direct origination costs for the loans. Unearned income is amortized ratably over the member loan’s contractual life using a method that approximates the effective interest method.

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

Level 1 –	Quoted market prices in active markets for identical assets or liabilities;

Level 2 –

Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and

Level 3 –	Significant unobservable inputs.

Since observable market prices are not available for similar assets and liabilities, we believe the Member Loans at fair value and Notes should be considered Level 3 financial instruments. At December 31, 2011, we estimated the fair values of Member Loans and their related Notes using a discounted cash flow valuation methodology. The estimated fair value of Member Loans is computed by projecting the future contractual cash flows to be received on the loans, adjusting those cash flows for our expectation of defaults and losses over the life of the loans, and discounting those projected net cash flows to a present value, which is the estimated fair value. Our expectation of future defaults and losses on loans is based on analyses of actual defaults and losses that occurred on the various credit grades of Member Loans over the past several years. The discount rates for the projected net cash flows of the Member Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Member Loans.

Our obligation to pay principal and interest on any Note is equal to the pro-rata portion of the payments, if any, received on the related Member Loan at fair value, net of any applicable servicing fee. The effective interest rate associated with a Note will be less than the interest rate earned on the related Member Loan at fair value when an explicit servicing fee applies; otherwise if an explicit servicing fee is not applicable, the effective interest rate earned on the Note is the same as the interest rate on the related Member Loan. At December 31, 2011, the discounted cash flow methodology used to estimate the Notes’ fair values uses the same projected net cash flows as their related Member Loans, adjusted for any applicable servicing fee. The discount rates for the projected net cash flows of the Notes are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in Notes with cash flows dependent on specific credit grades of Member Loans, servicing included.

For additional discussion on this topic, including the adjustments to the estimated fair values of Loans at fair value and Notes at fair value as of December 31, 2011, as discussed above, see Note 5 — Member Loans at Fair Value and Notes at Fair Value.

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

The allowance for loan losses is evaluated on a periodic basis by management, and represents an estimate of expected credit losses based on a variety of factors, including the composition and quality of the Member Loans at amortized cost, loan specific information gathered through our collection efforts, delinquency levels, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses for Member Loans at amortized cost is subjective, complex and requires judgment by management about the effects of matters that are inherently uncertain, and actual losses may differ from our estimates.

Our estimate of the required allowance for loan losses for Member Loans at amortized cost is developed by estimating both the rate of default of the loans within each credit score band using the FICO credit scoring model, a loan’s collection status, the borrower’s FICO score at or near the evaluation date, and the amount of probable loss in the event of a borrower member default.

Impaired Loans

The Member Loan portfolio is comprised of homogeneous, unsecured loans made to borrower members. We make an initial assessment of whether a Member Loan at amortized cost is impaired no later than the 90th day of delinquency of that loan and at least quarterly thereafter based on their payment status and information gathered through our collection efforts. A Member Loan at amortized cost is considered impaired when, based on loan specific information gathered through our collection efforts, it is probable that we will be unable to collect all the scheduled payments of principal or interest due according to the contractual terms of the original loan agreement. Impaired Member Loans at amortized cost generally include loans at amortized cost that are 90 days or more past due. A loan that has reached its 120th day of delinquency is classified as a nonaccrual loan and we stop accruing interest. Once a loan is deemed uncollectible, 100% of the outstanding balance is charged-off, no later than the 150th day of delinquency.

Deposits

We have placed deposits with certain service providers pursuant to agreements with the service providers. Certain deposits are short-term in nature and generally may be applied toward amounts due the service providers as services are rendered. One deposit with a payment services provider is ongoing throughout the contract term and the amount of the deposit depends on the volume of payment transactions processed. The deposit with the payment services provider is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement.

Revenue Recognition

Revenues primarily result from interest income and fees earned on Member Loans originated through our online platform. Fees include loan origination fees (borrower member paid), servicing fees (investor member paid) and management fees (paid by limited partners in investment funds).

The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of December 31, 2011, ranged from 1.11% to 5.00% of the aggregate member loan amount. The member loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A Member Loan is considered issued when we record the transfer of funds on our platform from the investor members’ accounts to the borrower member’s account, following which we initiate an Automated Clearing House transaction to transfer funds from our platform’s correspondent bank account to the borrower member’s bank account.

The recognition of interest and fee revenue is determined by the accounting method applied to each Member Loan, which include:

•	Member Loans at Fair Value — Member Loans originated on or after October 13, 2008, for which fair value accounting was elected.

•

Member Loans at Amortized Cost — Member Loans originated at any time since Company inception through September 30, 2011 and accounted for at amortized cost; originations of Member Loans at amortized cost were discontinued September 30, 2011.

•	Member Loans Sold Directly to Third Party Investor Members — Member loans originated and sold to third party investor members, with servicing retained, which sales were discontinued April 7, 2008.

The recognition of interest and fee revenue for Member Loans under each of the three accounting policies is described below.

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

As discussed later in this Note 2 – Summary of Significant Accounting Principles, effective October 1, 2011, we revised our accounting policy for Member Loans to elect the fair value accounting option for all Member Loans originated on and after October 1, 2011. As a result, there have been no new Member Loan originations that were accounted for at amortized cost after September 30, 2011.

Management Fees

LCA is the general partner of two private investment funds (“Funds”) in which it has made no capital contributions. The Funds invest in Certificates issued by the Trust. Beginning in March 2011, LCA began charging limited partners in the Funds a monthly management fee, payable monthly in arrears, based on a limited partner’s capital account balance as of the end of each month. This management fee can be modified or waived at the discretion of the general partner. These management fees are classified as a component of other revenue in the consolidated statements of operations.

Fair Valuation Adjustments of Member Loans at Fair Value and Notes at Fair Value

We include in earnings the estimated unrealized fair value gains or losses during the period of Member Loans at fair value, and the offsetting estimated fair value losses or gains on related Notes at fair value. As discussed earlier in this Note 2, at December 31, 2011, we estimated the fair values of Member Loans at fair value and Notes using a discounted cash flow valuation methodology. At each reporting period, we recognize fair valuation adjustments for the Member Loans at fair value and for the Notes. The fair valuation adjustment for a given principal amount of a Member Loan at fair value will be roughly equal to the corresponding estimated fair valuation adjustment on the principal amount of a related Note because the same net cash flows of the Member Loan and the related Note, except for any applicable servicing fee, are used in the discounted cash flow valuation methodology. The impact of any applicable servicing fee on the Notes’ net cash flows is offset by discount rates for the Notes that are slightly lower than the discount rates on related Member Loans because the loans have the servicing cost included.

Concentrations of credit risk

Financial instruments that potentially subject us to significant concentrations of credit risk, consist principally of cash, cash equivalents, restricted cash, Member Loans and deposits with service providers. We hold our cash, cash equivalents and restricted cash in accounts at various financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent the amounts at each institution periodically exceed the applicable FDIC insured amounts.

We perform credit evaluations of our borrower members’ financial condition and do not allow borrower members to have more than two Member Loans outstanding at any one time. All of our loans are unsecured but we maintain a fair value allowance for Member Loans at fair value and an allowance for loan losses for Member Loans at amortized cost, as described above. Additionally, the potential gross credit risk to the Company from Member Loans is significantly mitigated to the extent that loans are financed by Notes or Certificates which absorb the loans’ credit losses pursuant to the member payment dependency provision.

The deposits placed with the majority of the service providers are short-term and generally may be applied toward amounts due the providers as services are rendered. One deposit with a payment services provider is ongoing throughout the contract term and is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement. The payments services agreement is cancelable by us at any time. Additionally, we regularly monitor the amount of the ongoing deposit with the payment services provider and the financial condition of the payment services provider.

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

Reclassification of Amounts in Previously Published Statements of Operations

Certain amounts in previously published consolidated statements of operations for interest income related to Member Loans at amortized cost and interest income earned on Member Loans at fair value, interest income on Cash Equivalents, interest expense on Loans Payable, as well as the fair valuation adjustments recognized in earnings related to Member Loans at fair value and Notes, have been reclassified to conform to our current financial statement presentation. These reclassifications had no net impact on previously reported results of consolidated operations or consolidated stockholders’ equity.

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

Change in Accounting Policy for Member Loan Originations on and after October 1, 2011

Effective October 1, 2011, we revised the accounting policy for Member Loans to elect the fair value accounting option for all Member Loans originated on and after October 1, 2011. Prior to October 1, 2011, Member Loan originations financed by Notes were accounted for at fair value and Member Loan originations financed by us via sources of funds other than Notes were accounted for at amortized cost. We believe this change in accounting policy simplifies the accounting and presentation of Member Loans; all Member Loans eventually will be accounted for at fair value once the existing Member Loans that are accounted for at amortized cost are no longer outstanding.

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

The convertible preferred stock (on an as-converted basis) is deemed to be anti-dilutive, and, therefore is excluded from the computation of basic net loss per share. The following table details the computation of the basic and diluted net loss per share:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net loss attributable to common stockholders	$(2,867,100)	$(2,887,349)	$(9,320,135)	$(8,351,473)

Weighted-average common shares outstanding, basic and diluted	8,839,063	8,565,011	8,723,292	8,562,777

Net loss per common share:
Basic and diluted	$(0.32)	$(0.34)	$(1.07)	$(0.98)

4. Member Loans at Amortized Cost

The outstanding balance of Member Loans at amortized cost are as follows:

	September 30,	September 30,
	December 31, 2011	March 31, 2011
Principal balance	$2,954,900	$5,746,644
Deferred origination costs/(revenue), net	(90,159)	(163,481)

Net loans	2,864,741	5,583,163
Allowance for loan losses	(319,555)	(329,885)

Member Loans at amortized cost, net	$2,545,186	$5,253,278

Ratio of allowance for loan losses to net loans	11.2%	5.9%

The increase in the ratio of allowance for loan losses to net loans to 11.2% at December 31, 2011, from 5.9% at March 31, 2011, was due to increases in the specific allowances for impaired loans at December 31, 2011, from the specific allowances for impaired loans at March 31, 2011.

An analysis of the allowance for loan losses follows:

	September 30,	September 30,
	Nine Months Ended December 31,
	2011	2010

Balance at beginning of period	$329,885	$781,758
Charge-offs (net)	(370,202)	(665,383)
Provision for loan losses	359,872	346,475

Balance at end of period	$319,555	$462,850

The fair value of Member Loans at amortized cost is roughly equivalent to their net carrying value.

As of December 31, 2011, our aggregate allowance for loan losses was $319,555, which represented 11.2% of net Member Loans at amortized cost. As of March 31, 2011, our aggregate allowance for loan losses was $329,885, which represented 5.9% of net Member Loans at amortized cost.

Loan loss provisions were $204,728 and $72,755 for the three months ended December 31, 2011 and 2010, respectively, and $359,872 and $346,475 for the nine months ended December 31, 2011 and 2010, respectively. Loan loss provisions arise only from Member Loans at amortized cost, not from Member Loans at fair value. For the nine months ended December 31, 2011, we charged off a total of 139 Member Loans at amortized cost with an aggregate principal balance of $370,202 and for the nine months ended December 31, 2010, we charged off a total of 193 Member Loans at amortized cost with an aggregate principal balance of $665,383.

At December 31, 2011, we had 37 Member Loans at amortized cost classified as impaired with a total outstanding principal balance of $163,234 and specific allowances totaling $147,774. At March 31, 2011, we had 43 Member Loans at amortized cost classified as impaired with a total outstanding principal balance of $118,171 and specific allowances totaling $66,685. Each impaired loan at each period end had a specific loss allowance.

The average balances of impaired Member Loans at amortized cost and the interest income recognized during the three and nine month periods ended December 31, 2011, are as follows:

	September 30,	September 30,
	Three Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2011
Average principal balance of impaired loans during the period	$146,081	$124,140
Interest income received and recognized	$2,392	$5,064

At December 31, 2011, we had 2 impaired Member Loans at amortized cost representing $22,240 of outstanding principal balance that were on nonaccrual status and at March 31, 2011, we had 16 impaired Member Loans at amortized cost representing $36,615 of outstanding principal balance that were on nonaccrual status. If such nonaccrual loans reach 150 days delinquency, the outstanding principal balance will be written off.

5. Member Loans at Fair Value and Notes at Fair Value

At December 31, 2011 and March 31, 2011, we had the following assets and liabilities measured at fair value on a recurring basis:

	September 30,	September 30,	September 30,	September 30,
	Member Loans at Fair Value		Notes at Fair Value
	December 31, 2011	March 31, 2011	December 31, 2011	March 31, 2011
Aggregate principal balance outstanding	$298,104,838	$158,540,254	$295,342,539	$158,330,747
Fair valuation adjustments	(4,549,340)	(8,568,265)	(4,574,207)	(8,552,930)

Fair value	$293,555,498	$149,971,989	$290,768,332	$149,777,817

We determined the fair values of Member Loans at fair value and Notes at fair value using inputs and methods that are categorized in the fair value hierarchy of ASC 820, as follows:

	September 30,	September 30,	September 30,	September 30,
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
December 31, 2011

Assets:

Member Loans at fair value	$—	$—	$293,555,498	$293,555,498

Liabilities:

Notes	$—	$—	$290,768,332	$290,768,332
March 31, 2011

Assets:

Member Loans at fair value	$—	$—	$149,971,989	$149,971,989

Liabilities:

Notes	$—	$—	$149,777,817	$149,777,817

Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended December 31, 2011:

	September 30,	September 30,
	Member Loans
	at fair value	Notes
Fair value at March 31, 2011	$149,971,989	$149,777,817
Originations	210,358,280	210,487,363
Reclassification of Member Loans at amortized cost	2,347,494	—
Principal repayments	(67,184,012)	(67,519,635)

Carrying value before period-end fair value adjustments	295,493,751	292,745,545
Fair valuation adjustments, included in earnings	(1,938,253)	(1,977,213)

Fair value at December 31, 2011	$293,555,498	$290,768,332

The majority of fair valuation adjustments included in earnings is attributable to changes in estimated instrument-specific future credit losses. All fair valuation adjustments were related to Level 3 instruments during the nine month period ended December 31, 2011. A specific loan that is projected to have higher future default losses than previously estimated lowers the expected future cash flows of the Member Loan at fair value over its remaining life, which reduces its estimated fair value. Conversely, a specific loan that is projected to have lower future default losses than previously estimated increases the expected future cash flows of the Member Loan at fair value over its remaining life, which increases its fair value. Because the payments to holders of Notes directly reflect the payments received on Member Loans at fair value, a reduction or increase of the expected future payments on Member Loans at fair value reduces or increases the estimated fair values of the related Notes. Expected and realized loan losses on Member Loans at fair value are offset to the extent that the loans are financed by Notes that absorb the related loan losses.

Fair value adjustment gains/(losses) for Member Loans at fair value were $5,115,409 and $(2,350,786) for the three months ended December 31, 2011 and 2010, respectively, and $(1,938,253) and $(6,168,219) for the nine months ended December 31, 2011 and 2010, respectively. Fair value adjustment gains/(losses) for Notes was $(4,981,726) and $2,345,804 for the three months ended December 31, 2011 and 2010, respectively, and $1,977,213 and $6,160,178 for the nine months ended December 31, 2011 and 2010, respectively.

The fair value adjustments for Member Loans at fair value were largely offset by the fair value adjustments of the Notes due to the member-payment-dependent design of the Notes and because the principal balances of the Member Loans at fair value were very close to the principal balances of the Notes. Accordingly, the net fair value adjustment gains/(losses) for Member Loans and Notes was $133,683 and $(4,982) for the three months ended December 31, 2011 and 2010, respectively, and $38,960 and $(8,041) for the nine months ended December 2011 and 2010, respectively.

At December 31, 2011, we had 296 Member Loans at fair value that were 90 days or more past due or where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $2,395,101, aggregate adverse fair value adjustments totaling $2,133,202 and an aggregate fair value of $261,899. At March 31, 2011, we had 186 Member Loans at fair value that were 90 days or more past due that had a total outstanding principal balance of $1,461,924, aggregate adverse fair value adjustments of $909,551 and an aggregate fair value of $552,373.

At December 31, 2011, we had 11 Member Loans at fair value representing $129,022 of outstanding principal and $7,649 of fair value, and Notes with a fair value of $5,837 that were on nonaccrual status. At March 31, 2011, we had 69 Member Loans at fair value representing $550,652 of outstanding principal and $26,735 of fair value and Notes with a fair value of $26,669 that were on nonaccrual status. If such nonaccrual loans reach 150 days delinquency, the outstanding principal balance of the loans and the related Notes will be written off.

6. Loans Payable

Loans payable consist of the following:

	September 30,	September 30,
	December 31, 2011	March 31, 2011
Growth capital term loan	$391,327	$1,166,268
Unamortized discount on growth capital term loan	(10,270)	(38,189)
Financing term loan	359,380	1,214,482
Unamortized discount on financing term loan	(10,270)	(39,792)
Private placement notes	57,820	590,432
Unamortized discount on notes payable	—	(20,615)

Total loans payable, net of debt discount	$787,987	$2,872,586

At December 31, 2011, future maturities due on all loans payable were as follows:

September 30,
Fiscal year ending March 31,
2012	$439,032
2013	369,495

808,527
Less amount representing debt discount	(20,540)

Total loans payable	$787,987

Growth capital and financing term loans

The growth capital term loan and the financing term loan each bear interest at the rate of 10.00% per annum and both loans are amortizing with final maturities in our fiscal year ending March 31, 2013. Additional terms of these two agreements include that we secure our borrowings by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on Member Loans that are financed by Notes, maintain combined certificates of deposit in the amount of $700,000 as collateral until repayment and maintain a minimum collateral ratio. At December 31, 2011, we do not have any remaining capacity under these agreements as we have fully drawn the entire $13,000,000 of the combined non-revolving availability under the growth capital term loan and the financing term loan. As of December 31, 2011 and March 31, 2011, the outstanding principal balances under these agreements totaled $750,707 and $2,380,750, respectively.

In connection with the growth capital term loan, we issued fully exercisable warrants to purchase 164,320 shares of Series A convertible preferred stock at an exercise price of $1.065 per share, for which we recorded debt discounts of $105,913. Amortization of the debt discounts recorded for this loan was $8,905 and $9,506 for the three months ended December 31, 2011 and 2010, respectively and $27,919 and $42,564 for the nine months ended December 31, 2011 and 2010, respectively, and were recorded as interest expense.

In connection with the financing term loan agreement, we issued fully exercisable warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at a price of $1.065 per share and recorded total debt discounts of $277,962. Amortization of the debt discounts recorded for this loan was $8,985 and $30,866 for the three months ended December 31, 2011 and 2010, respectively, and $29,522 and $92,598 for the nine months ended December 31, 2011 and 2010, respectively, and was recorded as interest expense.

In connection with the term loans, we also issued fully exercisable warrants to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share and recorded total debt discounts of $184,860. Amortization of these debt discounts is included in the amortization amounts of debt discounts presented above for the growth capital term loan and the financing term loan.

Private placement notes

During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,707,964. Each private placement note is repayable over three years and bears interest at the rate of 12% per annum. In June and July 2009, we issued an additional $200,000 of private placement notes which bear interest at the rate of 8% per annum. The balance of the private placement notes at December 31, 2011 and March 31, 2011 is $57,820 and $590,432, respectively.

We used the proceeds of these private placement notes to fund Member Loans. In connection with origination of these private placement notes, we issued fully exercisable warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock (see Note 8 — Preferred Stock). Upon issuance of the warrants, we recorded a debt discount of $329,271, and amortization of the debt discount was recorded as interest expense of $3,049 and $27,439 for the three months ended December 31, 2011 and 2010, and $20,615 and $82,318, respectively, for the three and nine months ended December 31, 2011 and 2010.

7. Related Party Transactions

Of the private placement notes described in Note 6 – Loans Payable, $450,000 of original principal was invested by related parties on terms identical to those given to the other private placement note investors. At December 31, 2011 and March 31, 2011, the outstanding principal balance of these notes was $0 and $51,108, respectively.

The Company paid to Camelot Financial Capital Management (whose President is Simon Williams, a member of our Board until October 31, 2011) during the three and nine months ended December 31, 2011 and 2010, $0, $15,000, $0 and $20,000, respectively, for consulting services that they provided to the Company.

Our affiliates, including our executive officers, directors and 5% stockholders, also have funded portions of loan requests from time to time in the past, and may do so in the future. For the three and nine months ended December 31, 2011, these affiliates had funded $54,675 and $191,425, respectively, of new loan requests and their outstanding principal balance was $620,022 as of December 31, 2011. For the three and nine months ended December 31, 2010, these affiliates had funded $222,925 and $867,225, respectively, of new loan requests and their outstanding principal balance was $835,976 as of December 31, 2010.

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

9. Stockholders’ Deficit

Common stock

At December 31, 2011, we have shares of common stock authorized and available for future issuance as follows:

September 30,
Convertible preferred stock, Series A	15,749,674
Convertible preferred stock, Series B	16,036,346
Convertible preferred stock, Series C	15,621,609
Convertible preferred stock, Series D	7,308,708
Options to purchase common stock	6,271,815
Options available for future issuance	5,835,624
Convertible preferred Series A stock warrants	1,256,601
Convertible preferred Series B stock warrants	374,180
Common stock warrants	259,482

Total common stock reserved for future issuance	68,714,039

During the three and nine months ended December 31, 2011, we issued 47,812 and 291,936 shares of common stock in exchange for proceeds of $12,043 and $77,209, respectively, upon the exercise of employee stock options. In July 2011, we issued 9,389 shares of Series A Convertible Preferred Stock in exchange for proceeds of $10,000 upon the exercise of warrants.

During the three and nine months ended December 31, 2010, we issued zero and 29,250 shares of common stock in exchange for proceeds of $0 and $7,898, respectively, upon the exercise of employee stock options. No warrants were exercised for the three and nine months ended December 31, 2010.

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

Accumulated Deficit

We have incurred operating losses since our inception. For the three months ended December 31, 2011 and 2010, we incurred net losses of $2,867,100 and $2,887,349, respectively. For the nine months ended December 31, 2011 and 2010, we incurred net losses of $9,320,135 and $8,351,473, respectively. Accordingly, we have an accumulated deficit of $50,774,786 since inception and a stockholders’ deficit of $46,228,250, at December 31, 2011.

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

There were no stock options granted to purchase shares of common stock for the three and nine months ended December 31, 2011 and for the three months ended December 31, 2010.

For the nine months ended December 31, 2010, we granted stock options to purchase 2,539,880 shares of common stock with a weighted average grant date fair value of $0.41 per share. We used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

September 30,
Expected dividend yield	0%

Expected volatility	46.65%

Risk-free interest rates	2.45%

Expected life	6.08 years

We have elected to use the calculated-value method under FASB ASC 718 to calculate the volatility assumption for the nine months ended December 31, 2010. The expected life represents the period of time that stock options are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules, and expectations of future exercise patterns and post-vesting employee termination behavior. Given our limited operating history, the simplified method was applied to calculate the expected term. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. We have paid no cash dividends and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in our option-pricing models.

Options activity under the Option Plan is summarized as follows:

	September 30,	September 30,
	Options Issued and Outstanding
	Options Issued and Outstanding	Weighted Average Exercise Price
Balances at March 31, 2011	7,534,974	$0.35
Options Granted	—	—
Options Exercised	(291,936)	0.26
Options Cancelled	(956,225)	0.40

Balances at December 31, 2011	6,286,813	$0.35

Options outstanding and exercisable at December 31, 2011 were 3,184,018 at a weighted average exercise price of $0.32.

A summary by exercise price of outstanding options, vested options, and options vested and expected to vest at December 31, 2011, is as follows:

	September 30,	September 30,	September 30,	September 30,
Exercise Price and Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life of Outstanding Options (Years)	Number of Options Vested	Number of Options Vested and Expected to Vest
$0.23	1,001,437	7.61	600,499	986,680
$0.27	1,294,250	5.91	1,210,200	1,293,075
$0.41	3,991,126	8.46	1,373,319	3,848,292

$0.35	6,286,813	7.80	3,184,018	6,128,047

A summary by outstanding options, vested options and options vested and expected to vest at December 31, 2011, is as follows:

	September 30,	September 30,	September 30,
	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Options Outstanding	6,286,813	7.80	$0.35

Vested Options	3,184,018	7.08	$0.32

Options Vested and Expected to Vest	6,128,047	7.78	$0.35

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

As of December 31, 2011, total unrecognized compensation cost was $606,557 and these costs are expected to be recognized through 2014.

11. Income Taxes

As part of the process of preparing our financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense or benefit together with calculating the deferred income tax expense or benefit related to temporary differences resulting from differing treatment of items for tax accounting purposes, such as deferred revenue and deductibility of certain expenses. These differences, along with the benefit of deducting the Company’s operating losses incurred since inception against future taxable income, result in deferred tax assets and liabilities, which are included in the accompanying consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income.

As of December 31, 2011, we continued to have a full valuation allowance against our net deferred tax assets. Due to the continuation of operating losses for the three and nine months ended December 31, 2011, and our expectations for business growth and profitability in the coming year, we believe it is more likely than not that all of our deferred tax assets will not be realized. We did not have any foreign operations and therefore did not record any provisions for income taxes on non-U.S. income during the period.

We file income tax returns in the U.S. federal jurisdiction, California, Connecticut, Arizona and Indiana jurisdictions. Our tax years for 2006 and forward are subject to examination by the U.S., California, Connecticut, Arizona and Indiana tax authorities as the statutes of limitation remain open.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any material changes in unrecognized tax benefits and associated accrued interest or penalties during the three and nine months ended December 31, 2011 and 2010.

12. Net Interest Income

Revenues primarily result from interest income and fees. We classify interest and fees earned on our Member Loans together as interest income on these consolidated financial statements.

The following table summarizes interest income, interest expense and net interest income as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Interest income:
Member Loans at fair value:
Interest income	$8,191,032	$3,349,664	$19,460,367	$7,855,636
Origination fees	3,738,312	1,399,568	9,122,449	4,066,478

Total interest income, Member Loans at fair value	11,929,344	4,749,232	28,582,816	11,922,114

Member Loans at amortized cost	181,291	187,605	524,819	637,945

Cash and cash equivalents	4,537	9,981	14,579	26,783

Total interest income	12,115,172	4,946,818	29,122,214	12,586,842

Interest expense:
Notes:
Interest expense	$8,076,114	$3,349,664	$19,291,665	$7,855,636
Interest expense reduction for servicing fee	(275,582)	(209,646)	(783,341)	(426,720)

Net interest expense, Notes	7,800,532	3,140,018	18,508,324	7,428,916

Loans Payable:
Interest expense	29,019	167,047	143,719	567,631
Amortization of loan discounts	20,939	67,811	78,056	217,479

Total interest expense, Loans Payable	49,958	234,858	221,775	785,110

Total interest expense	$7,850,490	$3,374,876	$18,730,099	$8,214,026

Net Interest Income	$4,264,682	$1,571,942	$10,392,115	$4,372,816

We had net interest income of $4,264,682 and $1,571,942 for the three months ended December 31, 2011 and 2010, respectively, and $10,392,115 and $4,372,816 for the nine months ended December 2011 and 2010, respectively. Our net interest revenue is primarily comprised of loan origination fees we collect from borrower members and, to a lesser extent, the servicing fees we collect from investor members. Loan origination fees recognized in income at the time of origination of Member Loans at fair value were $3,738,312 and $1,399,568 for the three months ended December 31, 2011 and 2010, respectively, and $9,122,449 and $4,066,478 for the nine months ended December 2011 and 2010, respectively. Servicing fees collected from investor members were $275,582 and $209,646 for the three months ended December 31, 2011 and 2010, respectively, and $783,341 and $426,720 for the nine months ended December 2011 and 2010, respectively.

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

Effective June 1, 2010, we entered into a 12 month lease for 238 square feet of office space in Fairfield, Connecticut for use by our EVP, Corporate Development. Currently, this lease is month-to-month. Since July 14, 2010, we have entered into several month-to-month or short-term lease agreements for the lease of offices, ranging from 250 to 400 square feet, in New York City. At December 31, 2011, we have a lease agreement for approximately 250 square feet for a New York City office that expires at the end of January 2012.

Facilities rental expense for the three months ended December 31, 2011 and 2010 was $138,520 and $71,008, respectively, and for the nine months ended December 31, 2011 and 2010 was $411,917 and $175,743, respectively.

14. Subsequent Events

Subsequent to December 31, 2011 and through the date of issuance of these financial statements, the following subsequent events occurred. On January 31, 2012, we issued an additional 1,698,970 shares of Series D convertible preferred stock for aggregate net cash consideration of $6,043,332. The shares are convertible into shares of our common stock, par value $0.01 per share, initially on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of the LendingClub certificate of incorporation.

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

Overview

We are an online financial platform. We allow qualified borrower members to obtain loans (which we refer to as “Member Loans”) with interest rates that they find attractive. From the launch of our platform in May 2007 until April 7, 2008, our platform allowed investor members to purchase assignments of Member Loans directly. Since October 13, 2008, investors have had the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by us, with each series of Notes corresponding to an individual Member Loan originated on our platform. The Notes are dependent for payment on the related Member Loan and offer interest rates and credit characteristics that the investors find attractive. The vast majority of Member Loans originated since October 13, 2008, have been financed by Notes. Since November 2007, we have also financed portions of certain Member Loans ourselves using sources of funds other than Notes, with the intent and ability to hold these loans for the foreseeable future or to maturity. We receive the same terms on Member Loans that we finance as the terms received by other Note investors.

All Member Loans are unsecured obligations of individual borrower members with fixed interest rates, three-year or five-year maturities, minimum amounts of $1,000 and maximum amounts up to $35,000. The Member Loans are posted on our website, funded and issued by WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, at closing and immediately sold to us after closing. As a part of operating our lending platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of Member Loans. Also, after acquiring the Member Loans from WebBank, we service the Member Loans on an ongoing basis.

We were incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. The Company established a wholly-owned subsidiary, LCA, a registered investment adviser, in October 2010 for the purpose of expanding the pool of investor capital to invest in Notes and similar obligations. The Company established the Trust, a Delaware business trust in February 2011 to acquire and hold Member Loans for the sole benefit of investors that purchase Trust Certificates (Certificates) issued by the Trust and related to the underlying Member Loans. The Certificates may only be settled with cash flows from the related Member Loans held by the Trust consistent with the member payment dependent design of the Certificates; Certificate holders do not have recourse to the general credit of the Company or other investors.

In February and March 2011, LCA became the general partner in two investment funds that were formed to enable accredited investors to invest in Certificates. As of December 31, 2011, the lending platform has facilitated 42,535 member loans since our launch in May 2007.

We have been operating since December 2007 pursuant to an agreement with WebBank. WebBank serves as the lender for all member loans originated through our platform. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that as of December 1, 2011, we do not currently offer member loans in Idaho, Iowa, Indiana, Maine, Mississippi, Nebraska, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.

We have a limited operating history and have incurred net losses since our inception. Our net loss was $2,867,100 and $9,320,135 for the three and nine months ended December 31, 2011. We earn revenues from fees, primarily loan origination fees charged to borrower members, investor servicing fees and, beginning in 2011, management fees charged to limited partners in two private investment funds that purchase Trust Certificates (Certificates). We also earn net interest income on Member Loans on our balance sheet. To date, we have funded our operations primarily with proceeds from our venture capital financings, our credit facilities and debt and equity issuances, which are described under “Liquidity and Capital Resources”. The remaining borrowing capacity under our non-revolving credit facilities is zero. Over time, we expect that the number of borrower and investor members and the volume of Member Loans originated through our platform will increase, and that we will generate increased revenue from borrower origination fees, investor service fees and management fees.

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

From inception of the Company through December 31, 2011, we have raised approximately $78.8 million through preferred equity financings. Our last series of preferred equity financing was on July 28, 2011, when we raised approximately $25 million from the sale of 7,027,604 shares of our Series D convertible preferred stock. On August 31, 2011 we raised approximately $1 million from the sale of 281,104 additional shares of our Series D convertible preferred stock. See Note 14 – Subsequent Events for additional shares of Series D convertible preferred stock that were issued in January 2012.

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

Member Loans at Fair Value

We have elected fair value accounting for the vast majority of Member Loan originations since October 13, 2008, including all Member Loans originated since October 1, 2011, and all related Notes. The fair value election for these Member Loans and Notes allows symmetrical accounting for the timing and amounts recognized for both expected unrealized losses and realized losses on the Member Loans and the related Notes, consistent with the member payment dependent design of the Notes. All of our Member Loans are unsecured but the gross potential credit risk to the Company from Member Loans is significantly mitigated to the extent that loans are financed by Notes or Certificates that absorb the loans’ credit losses pursuant to the member payment dependency provision.

Absent the fair value elections for both Member Loans at fair value and Notes, Member Loans held for investment would be accounted for at amortized cost and would record loan loss provisions for estimated expected losses, but the related Notes also accounted for at amortized cost would recognize losses only when and in amounts actually realized, thereby resulting in a mismatch in the timing and amounts of loss recognition between a Member Loan and related Notes, which is not an appropriate representation for instruments that are designed to have linked cash flows and loss realization. The loan origination fees for Member Loans at fair value are recognized as interest income at the time of the loan origination. The costs to originate Member Loans at fair value are recognized in operating expenses as incurred. Interest income on Member Loans at fair value is recorded as earned. The remaining Member Loan originations have been accounted for at amortized cost as explained more fully below.

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

We include in earnings the estimated unrealized fair value gains or losses during the period of Member Loans at fair value, and the offsetting estimated fair value losses or gains attributable to the expected changes in future payments on Notes.

At December 31, 2011, we estimated the fair values of Member Loans at fair value and their related Notes using a discounted cash flow valuation methodology. The estimated fair values of Member Loans are computed by projecting the future contractual cash flows to be received on the loans, adjusting those cash flows for our expectation of defaults and losses over the life of the loans, and discounting those projected net cash flows to a present value, which is the estimated fair value. Our expectation of future defaults and losses on loans is based on analyses of actual defaults and losses that occurred on the various credit grades of Member Loans over the past several years. The discount rates for the projected net cash flows of the Member Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Member Loans.

Our obligation to pay principal and interest on any Note is equal to the pro-rata portion of the payments, if any, received on the related Member Loan at fair value, net of any applicable servicing fee. The effective interest rate associated with a Note will be less than the interest rate earned on the related Member Loan at fair value when an explicit servicing fee applies. At December 31, 2011, the discounted cash flow methodology used to estimate the Notes’ fair values uses the same projected net cash flows as their related Member Loans, adjusted for any applicable servicing fee. The discount rates for the projected net cash flows of the Notes are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in Notes with cash flows dependent on specific credit grades of Member Loans, servicing included.

For additional discussion on this topic, including the adjustments to the estimated fair values of Loans at fair value and Notes at fair value as of December 31, 2011, as discussed above, see Results of Operations – Fair Value Adjustments on Member Loans at Fair Value and Notes at Fair Value, and Note 5 — Member Loans at Fair Value and Notes at Fair Value.

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

Effective October 1, 2011, we revised the accounting policy for Member Loans to elect the fair value accounting option for all Member Loans originated on and after October 1, 2011. Prior to October 1, 2011, Member Loan originations financed by Notes were accounted for at fair value and Member Loan originations financed by us via sources of funds other than Notes were accounted for at amortized cost. As a result of the election of fair value accounting for all prospective loan originations, there were no new Member Loan originations accounted for at amortized cost after September 30, 2011.

Results of Operations

Revenues

Our business model consists primarily of charging fees to both borrower members and investor members for transactions through or related to our platform. During the three months ended December 31, 2011 and 2010, we originated $86,864,381, and $37,670,650 of loans, respectively, on our lending platform, an increase of 131%. During the nine months ended December 31, 2011 and 2010, we originated $211,422,101 and $102,843,500 of loans, respectively, on our lending platform, an increase of 106%.

Upon issuance of a loan, the borrower member pays a fee to us for providing the services of arranging the Member Loan. The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of December 31, 2011, ranged from 1.11% to 5.00% of the aggregate member loan amount. The loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. The loan origination fees are recognized in interest income as described above in Significant Accounting Policies and Estimates.

Investor members that purchase Notes pay servicing fees to us on the payments for the related Member Loans and maintaining account portfolios. Beginning in March 2011, we began charging limited partners in two private investment funds (Funds) monthly management fees that are based on the month-end balances of their partners’ capital accounts. These management fees, which are charged in lieu of servicing fees on the Certificates purchased by the Funds, are recorded in other revenue.

To a lesser extent, we also generate revenue from the net interest income earned on Member Loans at amortized cost that we finance with sources of funds other than Notes.

Net Interest Income

The following table summarizes interest income, interest expense and net interest income as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Interest income:
Member Loans at fair value:
Interest income	$8,191,032	$3,349,664	$19,460,367	$7,855,636
Origination fees	3,738,312	1,399,568	9,122,449	4,066,478

Total interest income, Member Loans at fair value	11,929,344	4,749,232	28,582,816	11,922,114
Member Loans at amortized cost	181,291	187,605	524,819	637,945
Cash and cash equivalents	4,537	9,981	14,579	26,783

Total interest income	$12,115,172	$4,946,818	29,122,214	$12,586,842

Interest expense:

Notes:

Gross interest expense	$8,076,114	$3,349,664	$19,291,665	$7,855,636
Interest expense reduction for servicing fee	(275,582)	(209,646)	(783,341)	(426,720)

Net interest expense, Notes	7,800,532	3,140,018	18,508,324	7,428,916

Loans Payable:
Interest expense	29,019	167,047	143,719	567,631
Amortization of loan discounts	20,939	67,811	78,056	217,479

Total interest expense, Loans Payable	49,958	234,858	221,775	785,110

Total interest expense	$7,850,490	$3,374,876	$18,730,099	$8,214,026

Net Interest Income	$4,264,682	$1,571,942	$10,392,115	$4,372,816

We had net interest income of $4,264,682 and $1,571,942 for the three months ended December 31, 2011 and 2010, respectively, an increase of 171%, and $10,392,115 and $4,372,816 for the nine months ended December 2011 and 2010, respectively, an increase of 138%. The main drivers of our net interest revenue are the loan origination fees we collect from borrower members and, to a lesser extent, the servicing fees we collect from investor members. Loan origination fees are a function of the volume of Member Loans originated and the average fee charged to the borrower members.

The following tables present the average balances of interest-earning assets and interest–bearing liabilities, the components of interest income, interest expense, and net interest income for the three and nine month periods ended December 31, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Average Balance of Interest-Bearing Assets & Liabilities, Yields and Costs
	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
	Estimated	Interest	Average	Estimated	Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance [1]	(Expense)	Cost [2]	Balance [1]	(Expense)	Cost [2]
Interest-Earning Assets:
Member Loans:
Member Loans at fair value, principal balance	$268,496,373	$8,191,032	12.10%	$117,463,562	$3,349,664	11.31%
Member Loan at fair value, origination fees		3,738,312			1,399,568

Member Loans at fair value, interest and fees	268,496,373	11,929,344	17.63%	117,463,562	4,749,232	16.04%

Member Loans at amortized cost	2,945,232	181,291	24.42%	6,696,226	187,605	11.12%

Cash, cash equivalents & restricted cash	31,032,737	4,537	0.06%	19,777,879	9,981	0.20%

Total Interest-Earning Assets	$302,474,342	12,115,172	15.89%	$143,937,668	4,946,818	13.64%

Interest-Bearing Liabilities:
Notes at fair value, principal balance	$265,928,486	(7,800,532)	11.64%	$117,395,672	(3,140,018)	10.61%
Loans payable	1,040,842	(49,958)	19.04%	4,834,868	(234,858)	19.27%

Total Interest-Bearing Liabilities	$266,969,328	(7,850,490)	11.67%	$122,230,540	(3,374,876)	10.95%

Net Interest Income		$4,264,682			$1,571,942

Net Interest Spread [3]			4.22%			2.68%

Net Interest Margin [4]			5.59%			4.33%

1.	The estimated average balance represents the average of the month-end balances from the beginning through the end of the period.
2.	Yields and costs are annualized based on actual number of days in the period.
3.	Net interest spread equals the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
4.	Net interest margin equals net interest income divided by average interest-earning assets, annualized.

The yield on average interest-earning assets rose 2.25% to 15.89% for the three months ended December 31, 2011, from 13.64% for the same period in the preceding year primarily due to the increase in the proportion of balances in higher-yielding Member Loans relative to the balances in low-yielding cash and cash equivalents, and to a lesser extent, the 1.59% increase in the average yield on Member Loans at fair value to 17.63% from 16.04%, which was attributable to increased origination fees in the current quarter and a 0.79% increase in the average interest rate on Member Loans at fair value in the current quarter relative to the same quarter in the preceding year. The cost of average interest-bearing liabilities increased 0.72% to 11.67% for the three months ended December 31, 2011, from 10.95% for the same period in the preceding year as the decline in the proportion of balances in higher-cost loans payable only partially offset the 1.03% increase in the average interest cost of Notes to 11.64% from 10.61%. As a result of the factors described above, the net interest margin for the three months ended December 31, 2011, rose 1.26% to 5.59% from 4.33% for the same period in the preceding year.

We originated $86,864,381 and $35,144,975 of Member Loans at fair value in the three months ended December 31, 2011, and 2010, respectively, an increase of 147%, and we collected origination fees on those loan originations of $3,738,312 and $1,399,568 in those periods, respectively, an increase of 167%. The average loan origination fees were 4.30% and 3.98% of the principal amount of loans originated in the three months ended December 31, 2011, and 2010, respectively. The increase in the average loan origination fee in the current period was primarily due to an increase in the origination of certain five year loans that carry higher origination fees than three year loans of the same credit grade.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Average Balance of Interest-Bearing Assets & Liabilities, Yields and Costs
	Nine Months Ended December 31, 2011			Nine Months Ended December 31, 2010
	Estimated	Interest	Average	Estimated	Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance [1]	(Expense)	Cost [2]	Balance [1]	(Expense)	Cost [2]
Interest-Earning Assets:
Member Loans:
Member Loans at fair value, principal balance	$220,789,354	$19,460,367	11.70%	$93,635,862	$7,855,636	11.14%
Member Loan at fair value, origination fees		9,122,449			4,066,478

Member Loans at fair value, interest and fees	220,789,354	28,582,816	17.18%	93,635,862	11,922,114	16.90%

Member Loans at amortized cost	4,276,265	524,819	16.29%	7,255,759	637,945	11.67%

Cash, cash equivalents & restricted cash	22,788,210	14,579	0.08%	19,967,116	26,783	0.18%

Total Interest-Earning Assets	$247,853,829	29,122,214	15.60%	$120,858,738	12,586,842	13.82%

Interest-Bearing Liabilities:
Notes at fair value, principal balance	$219,245,311	(18,508,324)	11.20%	$93,591,462	(7,428,916)	10.54%
Loans payable	1,706,685	(221,775)	17.25%	6,315,435	(785,110)	16.50%

Total Interest-Bearing Liabilities	$220,951,996	(18,730,099)	11.25%	$99,906,897	(8,214,026)	10.91%

Net Interest Income		$10,392,115			$4,372,816

Net Interest Spread [3]			4.34%			2.91%

Net Interest Margin [4]			5.57%			4.80%

1.	The estimated average balance represents the average of the month-end balances from the beginning through the end of the period.
2.	Yields and costs are annualized based on actual number of days in the period.
3.	Net interest spread equals the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
4.	Net interest margin equals net interest income divided by average interest-earning assets, annualized.

The yield on average interest-earning assets rose 1.78% to 15.60% for the nine months ended December 31, 2011, from 13.82% for the same period in the preceding year primarily due to the increase in the proportion of balances in higher-yielding Member Loans relative to the balances in low-yielding cash and cash equivalents, and to a lesser extent, the 0.56% increase in the average interest rate on Member Loans at fair value, to 11.70% from 11.14%. The cost of average interest-bearing liabilities rose 0.34% to 11.25% for the nine months ended December 31, 2011, from 10.91% for the same period in the preceding year as the 0.66% increase in the average interest cost of Notes to 11.20% from 10.54% (which corresponded with the increase in the average interest rate on Member Loans at fair value) was partially offset by the decline in the proportion of balances in higher-cost loans payable. As a result of the factors described above, the net interest margin for the nine months ended December 31, 2011, rose 0.77% to 5.57% from 4.80% for the same period in the preceding year.

We originated $210,358,320 and $98,703,900 of Member Loans at fair value in the nine months ended December 31, 2011, and 2010, respectively, an increase of 113%, and we collected origination fees on those loan originations of $9,122,449 and $4,066,478, in those periods respectively, an increase of 124%. The average loan origination fees were 4.34% and 4.12% of the principal amount of loans originated in the nine months ended December 31, 2011, and 2010, respectively. The increase in the average loan fees in the current period was primarily due to an increase in the origination of certain five year loans that carry higher origination fees than three year loans of the same credit grade.

Borrower Origination Fees

Our borrower members pay a one-time origination fee to us for arranging a Member Loan. This fee is determined by the loan grade of the member loan.

Beginning January 7, 2011, our origination fees for three year loans changed, and ranged from 2.00% to 5.00% of the aggregate principal amount of the Member Loan, as set forth below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Loan Grade	A1-A2	A3-A5	B	C	D	E	F	G
Fee	2.00%	3.00%	4.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Beginning January 7, 2011, our origination fees for five year loans changed, and ranged from 3.00% to 5.00% of the aggregate principal amount of the Member Loan, as set forth below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Loan Grade	A	B	C	D	E	F	G
Fee	3.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Beginning September 8, 2011, our origination fees for three year loans changed, and ranged from 1.11% to 5.00% of the aggregate principal amount of the Member Loan, as set forth below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Loan Grade	A1	A2	A3-A5	B	C	D	E	F	G
Fee	1.11%	2.00%	3.00%	4.00%	5.00%	5.00%	5.00%	5.00%	5.00%

We do not receive an origination fee if a member loan request does not close.

Loan origination fees on Member Loans at fair value were $3,738,312 and $1,399,568 for the three months ended December 31, 2011 and 2010, respectively, an increase of 167%, and $9,122,449 and $4,066,478 for the nine months ended December 2011 and 2010, respectively, an increase of 124%. The increases in these loan fees recognized in interest income was primarily due to increases in loan origination volumes during the three and nine month periods ended December 31, 2011, versus the comparable periods ended December 31, 2010.

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

During the three months ended December 31, 2011 and 2010, we recorded interest income from Member Loans at fair value, excluding loan origination fees, of $8,191,032 and $3,349,664, respectively. Conversely, for the Notes, we recorded interest expense of $7,800,532 and $3,140,018, respectively, for the three months ended December 31, 2011 and 2010. Comparatively, during the nine months ended December 31, 2011 and 2010, we recorded interest income from Member Loans at fair value, excluding loan origination fees, of $19,460,367 and $7,855,636, respectively. Conversely, for the Notes, we recorded interest expense of $18,508,324 and $7,428,916, respectively, for the nine months ended December 31, 2011 and 2010.

The servicing fees earned from Note holders, or the difference between the interest on Member Loans at fair value and interest expense on Notes, were $275,582 and $209,646 for the three months ended December 31, 2011 and 2010, respectively, an increase of 31%, and $783,341 and $426,720 for the nine months ended December 2011 and 2010, respectively, an increase of 84%. The increases in the servicing fees earned from Note holders were primarily due to increased balances of Notes during the three and nine month periods ended December 31, 2011, versus the comparable periods ended December 31, 2010. The amount of servicing fees earned depends on the balances of Notes that have explicit servicing fees (versus holders of Certificates that pay management fees) and the average servicing fee paid by the Note holders.

We expect that interest revenues and expenses related to Member Loans at fair value and Notes will continue to increase as we grow our platform.

Interest Earned on Member Loans at Amortized Cost

Between April 7, 2008 and October 13, 2008, while we sought to register the offering of the Notes, we financed Member Loan originations with sources of funds other than Notes, which generate interest income on Member Loans at amortized cost. Subsequent to the effectiveness of our registration statement related to our Notes in October 2008, we periodically originated some Member Loans at amortized cost. However, as we have increased our investor marketing efforts to increase the issuance of Notes to finance loans, the originations and outstanding balances of Member Loans at amortized cost have diminished. As noted earlier, we changed our accounting policy to elect fair value accounting for all loans originated on and after October 1, 2011. Accordingly, during the three and nine months ended December 31, 2011, we originated $0 and $1,063,821 of Member Loans at amortized cost, while during the three and nine months ended December 31, 2010, we originated $2,525,675 and $4,139,600 of Member Loans at amortized cost, respectively. We expect the remaining balance of Member Loans at amortized cost to decline to zero over the next several years.

During the three months ended December 31, 2011 and 2010, we recorded interest income on Member Loans at amortized cost of $181,291 and $187,605, respectively. Comparatively, during the nine months ended December 31, 2011 and 2010, we recorded interest income on Member Loans at amortized cost of $524,819 and $637,945, respectively. The decline in interest income on Member Loans at amortized cost is primarily due to the decline in the balances of Member Loans at amortized cost for the three and nine month periods ended December 31, 2011, versus the balances of Member Loans at amortized cost in the comparable periods ended December 31, 2010.

Interest Earned on Cash and Investments

Interest income from cash and cash equivalents is recorded as it is earned. For the three and nine months ended December 31, 2011, we recorded $4,537 and $14,579 respectively, of interest income earned on cash and cash equivalents. Comparatively, for the three and nine months ended December 31, 2010, we recorded $9,981 and $26,783, respectively, in interest income earned on cash and cash equivalents. The differences in interest income are a function of the balances of cash on hand and the low interest rate climate during the relevant periods. We do not expect interest income from cash and cash equivalents to be a significant part of our future revenue.

Interest Expense on Loans Payable

Interest expense, other than that described above with regard to Notes, consists primarily of cash and non-cash interest on loans payable. For the three months ended December 31, 2011 and 2010, we incurred interest expense of $29,020 and $167,046, respectively, for interest payments due on our loans payable. For the three months ended December 31, 2011 and 2010, we also recorded $20,939 and $67,812, respectively, for non-cash interest expense related to debt discounts due to warrants on our loans payable. Comparatively, for the nine months ended December 31, 2011 and 2010, we incurred interest expense of $143,719 and $567,630, respectively, for interest payments due on our loans payable. For the nine months ended December 31, 2011 and 2010, we also recorded $78,055 and $217,480, respectively, for non-cash interest expense related to debt discounts due to warrants on our loans payable.

As we have no additional availability under our various non-revolving loan payable agreements, we expect interest expense on our loans payable to decrease over the next year as we repay these loans.

Fair Value Adjustments on Member Loans at Fair Value and Notes at Fair Value

As discussed earlier, at December 31, 2011, we estimated the fair values of Member Loans and their related Notes using a discounted cash flow valuation methodology. The fair valuation methodology uses the historical actual defaults and losses on our loans over the past several years to project future losses and net cash flows on loans. The evolution and improvement of our credit risk management policies and practices over the past several years has resulted in improving realized loss rates on loans in recent years. Accordingly, the fair valuation methodology projects lifetime losses on loans based on the historical, improving loss rates.

Fair value adjustment gains/(losses) for Member Loans were $5,115,409 and $(2,350,786) for the three months ended December 31, 2011 and 2010, respectively, and $(1,938,253) and $(6,168,219) for the nine months ended December 2011 and 2010, respectively.

Fair value adjustment gains/(losses) for Notes were $(4,981,726) and $2,345,804 for the three months ended December 31, 2011 and 2010, respectively, and $1,977,213 and $6,160,178 for the nine months ended December 2011 and 2010, respectively.

The fair value adjustments for Member Loans were largely offset by the fair value adjustments of the Notes due to the member payment dependent design of the Notes and because the principal balances of the Member Loans at fair value were very close to the principal balances of the Notes. Accordingly, the net fair value adjustment gains/(losses) for Member Loans and Notes were $133,683 and $(4,982) for the three months ended December 31, 2011 and 2010, respectively, and $38,960 and $(8,041) for the nine months ended December 2011 and 2010, respectively.

Provision for Loan Losses

Loan loss provisions arise only for Member Loans at amortized cost. Loan loss provisions were $204,728 and $72,755 for the three months ended December 31, 2011 and 2010, respectively, and $359,872 and $346,475 for the nine months ended December 2011 and 2010, respectively.

The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of expected credit losses inherent in the portfolio of Member Loans at amortized cost that we hold for investment and is based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through our collection efforts, delinquency levels, our historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex, and requires judgment by management about the effect of matters that are inherently uncertain (see Note 2 – Significant Accounting Policies, Allowance for loan losses).

Expected losses on Member Loans at fair value are recognized through their fair value adjustments and are offset to the extent that the loans are financed by Notes that absorb the related expected loan losses.

Operating Expenses:

The following table summarizes our operating expenses for the three month periods ended December 31, 2011 and 2010, and the nine month periods ended December 31, 2011 and 2010.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2011	2010	% Change	2011	2010	% Change
Sales, Marketing & Customer Service	$4,589,830	$3,058,648	50%	$12,737,145	8,433,373	51%
Engineering	663,426	514,377	29%	1,850,301	1,512,946	22%
General & Administrative	2,007,711	902,311	123%	5,316,045	2,682,501	98%

Total Operating Expenses	$7,260,967	$4,475,336		$19,903,491	$12,628,820

Sales, Marketing and Customer Service Expense

Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, customer service, credit and collections personnel, costs of marketing campaigns and costs of borrower acquisitions such as credit scoring and screening. Sales, marketing and customer service expenses for the three months ended December 31, 2011 and 2010, were $4,589,830 and $3,058,648, respectively, an increase of approximately 50%. Comparatively, sales, marketing and customer service expenses for the nine months ended December 31, 2011 and 2010, were $12,737,145 and $8,433,373, respectively, an increase of approximately 51%. The increases in spending during the three and nine months ended December 31, 2011 relative to the same periods of the prior year primarily occurred in three areas: increases in personnel related expense, increases in platform related spending such as customer credit scoring and platform hosting costs, and increases in spending on new & ongoing marketing programs to attract borrowers and increase investment activity on the platform.

Engineering Expense

Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of engineering personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Engineering expenses for the three months ended December 31, 2011 and 2010, were $663,426 and $514,377, respectively, an increase of 29%. Comparatively, engineering expenses for the nine months ended December 31, 2011 and 2010, were $1,850,301 and $1,512,946, respectively, an increase of 22%. The increase for the three and nine months ended December 31, 2011 versus the same periods prior year was primarily due to increased contract labor. We expect these expenses to continue to increase as we grow our business.

General and Administrative Expense

General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expenses for the three months ended December 31, 2011 and 2010, were $2,007,711 and $902,311, respectively, an increase of approximately 123%. Comparatively, general and administrative expenses for the nine months ended December 31, 2011, were $5,316,045 and $2,682,501, respectively, an increase of approximately 98%. The increases were primarily the result of higher expenses for personnel, facilities costs, licenses, permit and fees, and bank service charges. We expect that general and administrative expenses will decrease as a percentage of overall operating expenses as we grow our sales efforts in greater proportion than our general and administrative expenses.

Liquidity and Capital Resources

	September 30,	September 30,	September 30,
	Nine Months Ended December 31,
Cash flows from / (used in):	2011	2010	Change
Operating Activities	$(8,932,774)	$(6,898,226)	$(2,034,508)

Investing Activities	(146,505,192)	(70,839,942)	(75,665,250)
Add back/(subtract):
Origination of Member Loans at fair value	210,358,280	98,703,900	111,654,380
Repayment of Member Loans at fair value	(67,184,012)	(27,522,184)	(39,661,828)

Investing Activities after removing activity related to Member Loans at fair value	(3,330,924)	341,774	(3,672,698)

Financing Activities	166,814,213	92,430,766	74,383,447
Add back/(subtract):
Origination of Notes, fair value	(210,487,363)	(103,049,550)	(107,437,813)
Repayment of Notes, fair value	67,519,635	30,399,513	37,120,122

Financing Activities after removing activity related to Notes, fair value	$23,846,485	$19,780,729	$4,065,756

Net cash used in operating activities increased to $8,932,774 in the nine months ended December 31, 2011, from $6,898,226 in the nine months ended December 31, 2010. Non-cash charges that most significantly offset our net loss of $9,320,135 in the nine months ended December 31, 2011 were $359,872 of provisions for loan losses on member loans, $338,614 of stock based compensation expense, $78,055 of amortization of debt discounts and $101,139 of depreciation expense. Similarly, non-cash charges that most significantly offset our net loss of $8,351,473 in the nine months ended December 31, 2010 were: $346,475 of provisions for loan losses on member loans, $277,633 of stock based compensation expense, $217,479 of amortization of debt discounts and $57,263 of depreciation expense.

Net cash used in investing activities for the nine months ended December 31, 2011 and 2010, were $146,505,192 and $70,839,942, respectively. However, after removing activity related to the Member Loans at fair value, which activity was mostly offset by corresponding activity related to the Notes reflected in our cash flow from financing activities, the remaining amounts provided by (used for) investing activities in the nine months ended December 31, 2011 and 2010, were $(3,330,924) and $341,774 of cash used, respectively. These remaining amounts in both periods were primarily activities related to borrower repayments of our Member Loans at amortized cost, purchases of property and equipment and changes in restricted cash.

Net cash used in financing activities for the nine months ended December 31, 2011 and 2010, were $166,814,213 and $92,430,766, respectively. However, after excluding activity related to the Notes, which is mostly offset by corresponding activity related to our Member Loans at fair value (reflected in our cash flows from investing activities), the remaining amounts for the nine months ended December 31, 2011 and 2010, were $23,846,485 and $19,780,729, respectively. Cash provided by financing activities, after excluding activity related to the Notes, consisted primarily of excess of proceeds from the issuance our Series D Preferred Stock over the repayment of loans payable in the nine months ended December 31, 2011, and, in the nine months ended December 31, 2010, the excess of the proceeds from the issuance of our Series C Preferred Stock over the repayment of loans payable.

We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future as we grow our platform. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to continue to fund member loans on the platform we will hold for investment to the extent the loans are not funded by investors other than us. To date, we have funded our cash requirements with proceeds from our loan borrowings, debt issuances, and the sale of equity securities. At December 31, 2011 and 2010, we had $4,022,000 and $862,000, respectively, in restricted cash. The increase in restricted cash at December 31, 2011 was primarily due to the pledge of $3,000,000 of our funds as security for a financial institution that processes our borrowers’ transactions. We primarily invest our cash in short-term interest bearing money market funds.

We do not have any committed unused or available external source of funds. While we believe that we have sufficient liquidity to operate during this period of continuing losses, if our assumptions regarding our growth and operating plan are incorrect, we may need to find new funding to continue to operate our business. We currently believe that such funding would be available to us on terms that we would find acceptable. However, any delay in securing, or failing to secure, any necessary funding could result in delays and operational slowdowns that could adversely affect our ability to operate our lending platform, the regularity of our processing of Member Loan and Note payments, the value of Note investments and ultimately the solvency of the Company.

See Note 14 – Subsequent Events for additional shares of Series D convertible preferred stock that were issued in January 2012.

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

We started offering the Funds in February 2011 through a private placement. As of December 31, 2011, the Funds had approximately $64.7 million in assets with $11.7 million in escrow, which was contributed to the Funds on January 1, 2012. LCA earns a management fee paid by the limited partners of the Funds, paid monthly in arrears, which typically ranges from 0.55% to 0.75% (annualized) of the month-end balances of partners’ capital accounts. These management fees can be modified or waived at the discretion of the general partner.

Summary of Changes in Assets Under Management

The table below presents a summary of changes in assets under management for LCA, stated at amortized cost except for appreciation / (depreciation) which includes fair value adjustments for investments.

September 30,
Nine Months Ended December 31, 2011
Balance – beginning of period	$804,278

Net flows	63,615,907

Appreciation / (depreciation)	310,454

Balance – end of period	$64,730,639

Income Taxes

We incurred no net tax provision or benefit related to our pre-tax losses for the three and nine months ended December 31, 2011 and 2010. Accounting Standards Codification Topic 740, “Income Taxes,” provides for the recognition of deferred tax assets, such as the future benefit of net operating loss deductions against future taxable income, if realization of such tax-related assets is more likely than not. However, given our history of operating losses, it is difficult to accurately forecast when and in what amounts future results will be affected by the realization, if any, of the tax benefits of future deductions for our net operating loss carry forwards. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. Such valuation allowance against the deferred tax assets fully offsets the current periods’ tax benefits attributable to the pre-tax losses.

Variable Interest Entities

The determination of whether to consolidate a variable interest entity (VIE) in which the Company has an equity interest requires a significant amount of analysis and judgment whether the Company is the primary beneficiary of a VIE via a controlling financial interest in the VIE. A controlling financial interest in a VIE exists if the Company has both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and an economic interest in the VIE. The determination whether an entity is a VIE considers factors such as: (i) whether a holder’s equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (ii) when a holder’s equity investment at risk lacks any of the following characteristics of a controlling financial interest: the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the entity’s success, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the legal entity. Since adoption of amended accounting guidance applicable to VIE’s on January 1, 2010, management has considered whether we have any equity investments in VIE’s that meet the conditions requiring consolidation of such entities.

The Trust commenced operations in March 2011 and its’ purpose is to acquire and hold Member Loans for the benefit of investors that purchase Trust Certificates (Certificates) issued by the Trust. The Trust conducts no other business other than purchasing and retaining loans or portions thereof for the benefit of the funds and their underlying limited partners. The Trust holds all loans, the cash flows of which are used to pay debt service on the Certificates invested in by the funds but does not hold any portions of loans that are financed by LendingClub directly or through the purchase and sale of Notes.

It is unclear what will happen to the interests represented by Notes in the event of LendingClub’s insolvency. As a result of this risk and uncertainty and in connection with the formation of the funds, it was determined that in order to achieve any reasonable success in raising investment capital that the assets to be invested in by the funds must be held by an entity that was separate and distinct from LendingClub Corporation (i.e. bankruptcy remote) in order to reduce this risk and uncertainty.

The Company’s capital contributions have been insufficient to allow the Trust to finance its purchase of any significant amount of Member Loans without the issuance of Certificates to investors. The Trust’s low capitalization levels (minimum capital of 0.25% of assets) and structure, wherein investors’ have beneficial interests in Member Loans via the Certificates, qualifies the Trust as a VIE. The Company believes it is the primary beneficiary of the Trust because of its controlling financial interest in the Trust. The Company performs or directs activities that significantly affect the Trust’s economic performance via, i) operation of the platform that enables borrowers to apply for Members Loans purchased by the Trust, ii) credit underwriting and servicing of Member Loans purchased by the Trust, and, iii) LCA’s role to source investors that ultimately purchase Certificates that supply the funds for the Trust to purchase Member Loans. Collectively, the activities of the Company, LCA and Trust described above allow the Company to fund more Member Loans, and to collect the related loan origination fees, and for LCA to collect the management fees on the investors’ capital used to purchase Trust Certificates, than would be the case without the existence of the Trust. Therefore, the Company receives significant economic benefits from the existence and activities conducted by the Trust. Accordingly, because the Company has concluded that its’ capital contributions to the Trust qualify as equity investments in a VIE in which it is primary beneficiary, the Company has consolidated the Trust’s operations and all intercompany accounts have been eliminated.

The Company reviewed its relationship to the funds in which LCA is the general partner but for which neither LC nor LCA contributed capital. The Company concluded that LCA’s contractual relationship to the funds does not meet the requirements for consolidation of the funds into the Company’s consolidated financial statements. As of December 31, 2011, the Company didn’t have any controlling or other interests in VIEs, other than its interest in the Trust discussed above, to be included in the Company’s consolidated financial statements. Upon the occurrence of future events, such as redemptions by all unaffiliated investors in any funds and modifications to fund organization documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE and whether the Company is required to consolidate such VIE in its consolidated financial statements.

Additional Information about the LendingClub Platform

Historical Information about Our Borrower Members Loans:

In regards to the following historical information, prior performance is no guarantee of future results or outcomes.

For purposes of the following information and tables, we have excluded from the data all previously issued loans that would not meet the current credit policy.

From May 24, 2007 to December 31, 2011, we had facilitated member loans with an average original principal amount of approximately $10,959 and an aggregate original principal amount of $435,999,525. Out of 39,784 facilitated Member Loans, 5,624 Member Loans with an aggregate original principal amount of $54,159,975, or 12.42% had fully paid. Including loans which were fully paid, 37,084 loans representing $401,444,075 of the outstanding principal balance at December 31, 2011 had been through at least one billing cycle.

Of the $401,444,075 of original principal balance at December 31, 2011 that had been through at least one billing cycle, $9,850,103 of outstanding principal balance less interest and fees received, or 2.45%, was either in default or has been charged off. The defaulted or charged off loans were comprised of 1,404 Member Loans, of which 996 loans representing $6,754,267 in outstanding principal balance less interest and fees received, were defaults and charge offs due to delinquency, while the remaining 408 loans were loans in which the borrower members filed for a Chapter 7 bankruptcy seeking liquidation. A Member Loan is considered defaulted when at least one payment is more than 120 days late.

Of remaining loans that had been through at least one billing cycle as of December 31, 2011, $261,096,399 of principal remained outstanding of which 97.59% was current, 0.17% was 16 to 30 days late, 1.42% was between 31 and 120 days late and 0.82% was on a performing payment plan. During the three months ended December 31, 2011, of the 24,451 Member Loans which were not delinquent prior to the start of the quarter, 900 Member Loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 – 15 day grace period.

The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to December 31, 2011, grouped by the loan grade assigned by us:

	September 30,	September 30,	September 30,	September 30,
Loan Grade	Number of Borrowers	Average Interest Rate	Average Annual Percentage Rate	Average Total Funded Commitment
Al	1,139	5.81%	6.90%	$7,248
A2	1,508	6.38%	7.68%	7,238
A3	1,810	7.16%	8.76%	7,660
A4	2,886	7.66%	9.33%	9,054
A5	2,742	8.27%	9.80%	9,326
Bl	1,830	10.01%	12.58%	9,670
B2	2,058	10.49%	13.03%	10,360
B3	2,924	10.99%	13.54%	11,343
B4	2,514	11.41%	13.90%	11,084
B5	2,709	11.79%	14.29%	11,342
Cl	2,142	12.85%	15.70%	10,980
C2	2,014	13.35%	16.21%	11,185
C3	1,529	13.66%	16.49%	10,649
C4	1,238	14.05%	16.90%	10,361
C5	1,188	14.51%	17.38%	10,405
Dl	931	14.85%	18.11%	9,989
D2	1,352	15.35%	18.23%	11,402
D3	1,178	15.78%	18.59%	12,297
D4	986	16.17%	18.94%	13,267
D5	878	16.66%	19.39%	13,725
El	768	17.02%	19.72%	14,376
E2	659	17.45%	20.08%	14,677
E3	556	17.82%	20.46%	14,982
E4	455	18.27%	20.84%	16,097
E5	419	18.73%	21.34%	17,431
Fl	329	19.20%	21.78%	17,463
F2	251	19.39%	21.96%	17,153
F3	187	20.04%	22.62%	17,514
F4	168	20.39%	23.01%	17,770
F5	118	20.74%	23.40%	19,793
Gl	105	20.94%	23.59%	19,896
G2	78	21.07%	23.70%	20,214
G3	49	21.60%	24.17%	19,864
G4	56	21.97%	24.62%	19,996
G5	30	21.90%	24.62%	18,732

Total Portfolio	39,784	12.03%	14.42%	$10,959

The following table presents aggregated information for the period from May 24, 2007 to December 31, 2011, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

	September 30,	September 30,	September 30,
Loan Grade	Percentage of Borrowers Stating They Own Their Own Homes	Average Annual Gross Income	Average Debt to Income Ratio (1)
Al	71.55%	$67,056	10.60%
A2	64.85%	66,678	11.36%
A3	61.10%	68,309	11.84%
A4	55.72%	66,432	12.22%
A5	55.54%	68,808	12.43%
Bl	51.04%	65,718	12.71%
B2	50.34%	68,711	12.98%
B3	52.33%	70,964	13.33%
B4	51.63%	69,364	13.58%
B5	50.83%	67,190	13.68%
Cl	49.11%	70,409	13.73%
C2	47.47%	69,055	13.70%
C3	49.12%	67,296	13.57%
C4	47.01%	65,702	14.11%
C5	45.79%	67,758	13.95%
Dl	41.03%	64,930	13.71%
D2	46.30%	70,369	13.91%
D3	47.45%	68,775	13.94%
D4	46.25%	70,275	13.94%
D5	48.41%	72,132	13.75%
El	48.96%	73,070	13.92%
E2	51.75%	75,529	14.23%
E3	48.56%	75,858	13.70%
E4	53.63%	79,098	14.15%
E5	57.28%	91,867	14.29%
Fl	55.62%	83,618	13.68%
F2	56.57%	82,846	14.02%
F3	50.80%	86,769	14.15%
F4	53.57%	81,203	14.60%
F5	59.32%	93,309	14.00%
Gl	57.14%	89,352	12.74%
G2	60.26%	88,293	14.77%
G3	51.02%	87,977	15.38%
G4	57.14%	109,927	13.66%
G5	46.67%	108,440	13.80%
Total Portfolio	52.20%	$69,679	13.20%

[1]	Average debt to income ratio, excluding mortgage debt, calculated by us based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to December 31, 2011, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
Loan Grade	Average FICO	Average Open Credit Lines	Average Total Credit Lines	Average Revolving Credit Balance	Average Revolving Line Utilization	Average Inquiries in the Last Six Months	Average Delinquencies in the Last Two Years	Average Months Since Last Delinquency
Al	777	10	25	$9,978	19.71%	0	0	41
A2	767	10	25	9,287	22.45%	1	0	38
A3	759	9	23	10,798	26.54%	1	0	37
A4	747	9	23	11,974	33.56%	1	0	40
A5	741	9	23	12,875	36.37%	1	0	40
Bl	733	9	22	11,936	41.42%	1	0	38
B2	730	9	22	12,872	42.92%	1	0	38
B3	724	9	22	13,624	46.32%	1	0	37
B4	718	9	23	14,094	47.47%	1	0	37
B5	713	9	22	13,994	51.41%	1	0	37
Cl	707	9	21	13,798	54.97%	1	0	36
C2	703	9	21	13,582	56.75%	1	0	36
C3	700	9	21	13,428	54.48%	1	0	36
C4	695	9	21	13,648	58.38%	1	0	36
C5	691	9	20	13,500	59.80%	1	0	34
Dl	682	9	20	13,029	63.70%	1	0	33
D2	689	9	21	13,826	62.49%	1	0	35
D3	689	9	21	14,346	61.95%	1	0	33
D4	689	9	21	13,998	63.73%	1	0	35
D5	688	9	22	15,176	63.47%	1	0	36
El	687	9	21	14,652	65.56%	1	0	36
E2	686	10	22	15,669	67.56%	1	0	35
E3	683	10	22	16,316	69.15%	1	0	32
E4	682	9	22	17,636	68.28%	1	0	33
E5	681	10	24	18,502	69.85%	1	0	34
Fl	679	10	23	17,753	67.65%	1	0	34
F2	677	10	23	18,244	71.23%	1	0	32
P3	677	10	24	17,109	71.13%	1	0	30
P4	674	10	24	15,225	70.91%	1	0	33
P5	673	10	24	18,537	71.12%	1	0	33
Gl	670	10	24	17,514	68.76%	1	0	30
G2	671	10	22	22,175	76.07%	1	0	32
G3	669	9	22	17,259	84.23%	1	0	26
G4	672	12	27	24,833	78.89%	1	0	32
G5	670	14	29	23,384	76.12%	1	0	36
Total Portfolio	717	9	22	$13,393	48.86%	1	0	36

The following table presents additional aggregated information for the period from May 24, 2007 to December 31, 2011, about delinquencies, default and borrower paid off loans, grouped by the loan grade assigned by us. The default and delinquency information presented in the table includes data only for Member Loans that had been through at least one billing cycle as of December 31, 2011. With respect to late Member Loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late Member Loan amounts as a percentage of member loans that have been through at least one billing cycle. Member Loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of Member Loans that have been outstanding, on average, for approximately twelve months.

Because of our limited operating history, the data in the following table regarding loss experience may not be representative of the loss experience that will develop over time as additional Member Loans are originated through our platform and the Member Loans already originated through our platform have longer payment histories.

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
Loan Grade	16-30 Days Late ($)	16-30 Days Late (%)	31+ Days Late ($)	31+ Days Late (%)	Charged- Off / Defeult ($)	Charged-Off /Default of Through At Least One Billing Cycle (%)	Number of Loans excl Issued/ Fully Paid	Number of Loans Fully Paid	Fully Paid ($)	Fully Paid (%)	Number of All Issued Loans	Total Origination Amount for All Issued Loans	Charged- Off/Default of All Issued (%)
Al	$—	0.00%	$5,626	0.09%	$31,706	0.42%	972	86	$370,000	4.48%	1,139	$8,255,650	0.38%
A2	7,176	0.10%	16,472	0.22%	44,274	0.44%	1,217	197	938,900	8.60%	1,508	10,915,625	0.41%
A3	—	0.00%	35,636	0.45%	85,129	0.66%	1,381	333	2,126,925	15.34%	1,810	13,864,050	0.61%
A4	5,362	0.03%	86,269	0.54%	123,948	0.51%	2,300	423	3,296,850	12.62%	2,886	26,130,575	0.47%
A5	2,316	0.02%	116,742	0.84%	305,170	1.26%	2,137	475	4,200,250	16.42%	2,742	25,572,525	1.19%
Bl	7,463	0.07%	45,529	0.46%	284,046	1.76%	1,379	309	2,696,275	15.24%	1,830	17,696,250	1.61%
B2	12,273	0.10%	120,780	1.03%	401,195	2.05%	1,553	345	3,608,250	16.92%	2,058	21,320,200	1.88%
B3	21,933	0.11%	171,401	0.83%	575,740	1.88%	2,325	391	4,568,650	13.77%	2,924	33,167,400	1.74%
B4	15,373	0.09%	153,129	0.92%	619,608	2.42%	1,975	352	3,723,225	13.36%	2,514	27,864,825	2.22%
B5	20,271	0.11%	156,145	0.82%	652,089	2.30%	2,138	383	3,767,925	12.26%	2,709	30,726,125	2.12%
Cl	13,930	0.10%	158,818	1.10%	621,262	2.91%	1,648	323	3,039,975	12.93%	2,142	23,518,950	2.64%
C2	49,837	0.35%	252,733	1.78%	549,243	2.67%	1,588	268	2,626,425	11.66%	2,014	22,526,350	2.44%
C3	46,460	0.48%	224,339	2.34%	519,720	3.42%	1,181	260	2,417,725	14.85%	1,529	16,282,475	3.19%
C4	15,070	0.22%	82,855	1.23%	401,613	3.42%	905	244	2,459,675	19.18%	1,238	12,826,325	3.13%
C5	3,154	0.04%	101,881	1.39%	506,280	4.43%	924	189	1,717,125	13.89%	1,188	12,361,275	4.10%
Dl	8,000	0.16%	89,604	1.80%	435,724	4.99%	736	135	1,434,550	15.43%	931	9,299,675	4.69%
D2	34,033	0.36%	178,980	1.87%	431,017	3.07%	1,086	165	1,833,825	11.90%	1,352	15,414,875	2.80%
D3	11,062	0.12%	212,238	2.34%	456,314	3.44%	940	153	1,748,575	12.07%	1,178	14,485,925	3.15%
D4	11,859	0.14%	180,847	2.06%	436,441	3.64%	811	108	1,151,425	8.80%	986	13,081,275	3.34%
D5	18,470	0.22%	138,720	1.68%	394,913	3.49%	724	105	1,261,575	10.47%	878	12,050,450	3.28%
El	18,395	0.24%	99,968	1.33%	297,672	2.98%	641	75	956,400	8.66%	768	11,041,025	2.70%
E2	26,726	0.41%	195,508	2.96%	285,258	3.29%	531	72	953,050	9.85%	659	9,672,375	2.95%
E3	26,746	0.44%	107,372	1.78%	219,306	2.87%	467	53	677,075	8.13%	556	8,329,875	2.63%
E4	44,071	0.83%	74,415	1.40%	330,878	4.91%	374	50	672,850	9.19%	455	7,324,300	4.52%
E5	—	0.00%	78,289	1.47%	155,986	2.37%	355	28	416,525	5.70%	419	7,303,475	2.14%
Fl	—	0.00%	70,644	1.66%	80,682	1.58%	272	28	304,575	5.30%	329	5,745,300	1.40%
F2	—	0.00%	144,793	4.64%	149,471	3.81%	205	26	373,050	8.66%	251	4,305,475	3.47%
F3	—	0.00%	65,513	2.65%	73,192	2.42%	159	14	248,400	7.58%	187	3,275,175	2.23%
F4	—	0.00%	94,052	4.01%	84,222	3.03%	148	11	159,875	5.36%	168	2,985,350	2.82%
F5	2,571	0.14%	54,002	3.01%	56,068	2.67%	102	6	83,250	3.56%	118	2,335,525	2.40%
Gl	21,132	1.29%	49,860	3.04%	66,863	3.32%	94	8	166,800	7.98%	105	2,089,075	3.20%
G2	—	0.00%	97,103	7.63%	48,741	3.24%	72	3	59,600	3.78%	78	1,576,675	3.09%
G3	—	0.00%	33,240	3.97%	41,865	4.44%	46	1	17,600	1.81%	49	973,350	4.30%
G4	1,415	0.17%	3,722	0.45%	11,739	1.18%	50	1	21,000	1.88%	56	1,119,800	1.05%
G5	—	0.00%	6,218	1.62%	72,729	14.19%	24	—	61,800	11.00%	30	561,950	12.94%

Total Portfolio	$445,097	0.16%	$3,703,443	1.36%	$9,850,103	2.45%	31,460	5,624	$54,159,975	12.42%	39,784	$435,999,525	2.26%

The following table presents aggregated information for the period from May 24, 2007, to December 31, 2011, on the results of our collection efforts for all corresponding Member Loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded 31 loans that we classified as identity fraud. In these cases, we wrote-off the uncollectible loan and repaid holders of any related Notes an amount equal to the unpaid principal balances due on the Notes less any applicable servicing fees.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Loan Grade	Number of Loans In Collection (1)	Total Origination Amount (1)	Aggregate Amount Sent to Collectons (1)	Gross Amount Collected on Accounts Sent to Collections (2)	Number of Loans Charged- Off Due to Delinquency (3)	Aggregate Principal Balance of Loans Charged- Off Due to Delinquency (3)	Gross Amount Recovered on Loans Charged-Off (4)
A	333	$2,228,100	$261,183	$113,701	80	$363,233	$25,870
B	679	6,497,125	967,666	417,474	243	1,603,406	24,564
C	752	6,638,125	1,045,491	468,983	286	1,697,997	36,527
D	532	5,445,125	960,681	446,142	229	1,639,088	32,097
E	258	3,148,175	505,141	230,206	99	809,496	3,854
F	95	1,444,500	264,114	114,856	34	345,855	11,637
G	44	724,825	110,433	42,803	17	197,965	—

Total	2,693	$26,125,975	$4,114,710	$1,834,165	988	$6,657,041	$134,548

1)	Represents accounts 31 to 120 days past due.
2)

Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status.

3)

Represents accounts that have been delinquent for 120 days at which time the account is charged-off. Any money recovered after 120 days is no longer included as amounts collected on accounts sent to collection. As of this quarter, a total of 988 loans have been charged off due to delinquency, of which 3 were on a payment plan as of December 31, 2011.

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

We have incurred net losses in the past and we expect to incur net losses in the future. As of December 31, 2011, our accumulated deficit was $50.8 million and our total stockholders’ deficit was $46.2 million. Our net loss for the nine months ended December 31, 2011 and 2010, was $9.3 million and $8.4 million, respectively. While we believe that we have sufficient liquidity to operate during this period of continuing losses, if our assumptions regarding our growth and operating plan are incorrect, we may need to find new funding to continue to operate our business. We currently believe that such funding would be available to us on terms that we would find acceptable. However, any delay in securing, or failing to secure, any necessary funding could result in delays and operational slowdowns that could adversely affect our ability to operate our lending platform, the regularity of our processing Member Loan payments, the cash flows on your Note investments, the value of your Note investments and ultimately the solvency of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-151827). The offering is a continuous offering and remains ongoing. The Registration Statement was declared effective by the SEC on October 10, 2008. From October 13, 2008 to December 31, 2011, we sold $433,693,948 in principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. In connection with the offering, we incurred estimated expenses of approximately $4,955,639, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding Member Loan at fair value through the LendingClub platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

On July 28, 2011, we issued and sold 7,027,604 shares of its Series D Preferred Stock, par value $0.01 per share for aggregate gross proceeds to LendingClub of approximately $25 million pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. On August 31, 2011, we issued and sold an additional 281,104 shares of Series D preferred stock to a foreign accredited investor, pursuant to Section 4(2). The sale of these shares resulted in aggregate cash consideration of approximately $26 million. In connection with our private placement of Series D convertible preferred stock, we incurred transaction expenses of $97,151 that were recorded as an offset to gross proceeds.

On October 7, 2011, we filed a new Registration Statement registering $1,000,000,000 in principal amount of Notes. The Registration Statement is currently in a review period with the SEC.

See Note 14 – Subsequent Events for additional shares of Series D convertible preferred stock that were issued in January 2012.

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
Name: Carrie Dolan
Title: Chief Financial Officer
(principal financial officer and
principal accounting officer)

Dated: February 14, 2012

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to Section 906 of Sarbanes-Oxley Act of 2002