Form 10-K
period 2012-03-31
LendingClub Corp
filed 2012-06-29
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-54752

LendingClub Corporation

(Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

71 Stevenson Street, Suite 300
San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

(415) 632-5600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2012, there were 9,980,640 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION AND SUBSIDIARIES

Except as the context requires otherwise, as used herein, “LendingClub,” “we,” “us,” “our,” and “the Company” refer to LendingClub Corporation, LC Advisors, LLC, a wholly owned subsidiary of LendingClub and LC Trust I, a Delaware business trust. “LendingClub” is a registered trademark of LendingClub Corporation in the United States.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding LendingClub borrower members, credit scoring, Fair Isaac Corporation (“FICO”) scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to attract potential borrowers to our lending platform;

•	the status of borrower members, the ability of borrower members to repay Member Loans and the plans of borrower members;

•	interest rates and origination fees on Member Loans;

•	our ability to service Member Loans and our ability, or the ability of third party collection agents, to pursue collection of delinquent and defaulted Member Loans;

•	our ability to retain WebBank as the lender of loans facilitated through our platform;

•	expected rates of return provided to investors;

•	our ability to attract additional investors to the platform or to alternative investment structures;

•	the availability and functionality of the trading platform;

•	our financial condition and performance;

•	our ability to retain and hire competent employees and appropriately staff our operations;

•	our intellectual property; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and liquidity;

•	our compliance with applicable local, state and federal laws, including the Investment Advisors Act of 1940, the Investment Company Act of 1940 and other laws; and

•	regulatory developments.

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

Explanatory Notes

In this Annual Report on Form 10-K, we refer to all loans made to borrower members as “Member Loans.” In periodic reports and financial statements issued prior to the September 30, 2011 Form 10-Q, loans financed by Member Payment Dependent Notes (“Notes”) were referred to as “CM Loans” and loans financed by sources of funds other than the issuance of Notes were referred to as “Member Loans.” Accordingly, we have changed the captions and descriptions of all previously reported loan-related amounts and information in this Annual Report to refer to all loans as Member Loans.

We have also revised the format of our consolidated statements of operations presented in this Annual Report on Form 10-K to: (i) reclassify origination fees on Member Loans at fair value and servicing fees on Notes at fair value as components of non-interest revenue; and (ii) present the major components of interest income together, the major components of interest expense together and then net interest income. In periodic reports and financial statements issued prior to the September 30, 2011 Form 10-Q, our consolidated statements of operations presented origination fees on Member Loans at fair value as a component of interest income on such loans, servicing fees on Notes at fair value as a component of the net interest expense on such Notes, and the interest income, interest expense and net interest income related to Member Loans at fair value separately from the interest income, interest expense and net interest income related to Member Loans at amortized cost. This revised financial statement format is a commonly used presentation for financial institutions, which we believe is a simple and useful presentation. These reclassifications had no net impact on previously reported results of consolidated operations or consolidated stockholders’ equity.

PART I

Item 1. Business

ABOUT THE LOAN PLATFORM

Overview

LendingClub is an online credit platform. We enable qualified borrower members to obtain unsecured consumer loans (which we refer to as “Member Loans”). We were incorporated in Delaware in October 2006, and in May 2007 began operations. In September 2007, we launched our public website, www.lendingclub.com. Through our platform, investors have the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by us, with each series of Notes corresponding to an individual Member Loan facilitated through our platform. The Notes are unsecured, are dependent for payment on the related Member Loan and offer interest rates and credit characteristics that the investors find attractive.

The Company established a wholly-owned subsidiary, LC Advisors, LLC, a California limited liability company (“LCA”), a registered investment adviser, in October 2010 for the purpose of expanding the pool of investor capital to invest in Notes and similar obligations. The Company established LC Trust I (“Trust”), a Delaware business trust in February 2011 to acquire and hold Member Loans for the sole benefit of investors that purchase through Trust Certificates (“Certificates”) issued by the Trust and which are related to the underlying Member Loans. The Certificates may only be settled with cash flows from the related Member Loans held by the Trust consistent with the member payment dependent design of the Certificates; Certificate holders do not have recourse to the general credit or other assets of the Trust, Company or other investors.

In February and March 2011 respectively, LCA became the general partner in two investment funds offered through private placements that were formed to enable accredited investors to invest in Certificates. As of March 31, 2012, the two investment funds had approximately $99 million in total assets under management by LCA, of which approximately $93 million consisted of investments in Certificates and the remainder in cash. LCA earns a management fee paid by the limited partners of the funds, which is based on the month-end capital account balances of the limited partner investors in each fund.

Member Loans are unsecured obligations of individual borrower members with fixed interest rates, three-year or five-year maturities, minimum amounts of $1,000 and maximum amounts up to $35,000. The Member Loans are posted on our website and, pursuant to an agreement with WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, are funded and issued by WebBank and sold to us immediately after closing. As part of operating our platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of Member Loans. We receive fees for facilitating the issuance of Member Loans. Also, after acquiring the Member Loans from WebBank, we service the Member Loans on an ongoing basis.

As of March 31, 2012, the platform had facilitated 50,611 Member Loans totaling approximately $570 million since our launch in May 2007. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that as of March 31, 2012, we do not currently offer Member Loans in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.

We have incurred net losses since our inception. Our net loss was approximately $11.9 million for the year ended March 31, 2012. We earn revenues from fees, primarily loan origination fees charged to borrower members, investor servicing fees and, beginning in 2011, management fees charged by LCA to certain investors that purchase Certificates. Over time, we expect that the number of borrower and investor members and the volume of Member Loans facilitated through our platform will increase, and that we will generate increased revenue from borrower origination fees, investor service fees and management fees.

To date, we have funded our operations primarily with proceeds from our preferred stock issuances and funds drawn from our credit facilities, which are described under “Liquidity and Capital Resources.” From inception of the Company through March 31, 2012, we have raised approximately $84.8 million (net) through preferred equity financings. During the year ended March 31, 2012, we issued and sold via private placement a total of 9,007,678 shares of Series D convertible preferred stock for aggregate cash consideration of $32,043,771, less total transaction expenses of approximately $98,000 that were recorded as a reduction to gross proceeds. The aggregate balance due under the outstanding loans payable and credit facilities at March 31, 2012 is approximately $0.4 million, all of which matures in 2012.

Currently, we expect to become cash-flow positive during calendar year 2013 and believe that we have sufficient unrestricted liquidity to operate before becoming cash-flow positive. Our current operating plan calls for continued investments in technology, risk management and credit processing before we become cash-flow positive. If our assumptions regarding our growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to become cash-flow positive, and our current liquidity resources may be consumed.

We aim to operate an efficient platform so we may offer interest rates to borrower members that are lower than the rates they could obtain for unsecured credit through credit cards or traditional banks, and offer interest rates to investors that they find attractive. Our platform operates online only. Our registration, processing and payment systems are automated and electronic. We encourage the use of electronic payments as the preferred means to disburse member loan proceeds, receive payments on outstanding Member Loans, receive funds from investor members, and to disburse payments to applicable investors. We have no physical branches for loan application and deposit-taking activities.

Borrower members who use our platform must identify their intended use of Member Loan proceeds in their initial loan request. As of March 31, 2012, among funded Member Loans (all of which were unsecured), borrower members identified their intended use of loan proceeds as follows:

•	refinancing high-interest loans and credit card debt (approximately 61%);

•	significant expenses and purchases, such as a new car, home improvements or medical expenses (approximately 19%);

•	financing their home-based or small businesses (approximately 5%); and

•	all other purposes (approximately 15%).

We do not verify or monitor a borrower member’s actual use of funds following the funding of a Member Loan. We attract members to our website, www.lendingclub.com, through a variety of sources. We drive traffic through referrals from customers and other parties, search engine results, and online and offline advertising. We are not dependent on any one source of traffic to our website.

The Online Lending Industry

Online lending is a new approach to consumer finance. We use an internet-based network to connect borrowers and investors. As the provider of an investing and lending platform, we generally provide transactional services for the online network, including screening borrowers for borrowing eligibility and facilitating payments. Online lending also entails significantly lower operating costs compared to traditional banking and commercial finance institutions because there are no physical branches and related infrastructure, no deposit-taking activities and extremely focused loan underwriting activities. We believe that the interest rates offered to borrower members through our platform are better than the rates those borrower members would pay on outstanding credit card balances or an unsecured loan from a traditional bank, if they were able to obtain such a loan.

We view consumer finance delivered through an online platform as an important new market opportunity. Key drivers of online lending include the following:

•	the possibility of lower interest rates for borrowers;

•	the possibility of attractive interest rates for investors;

•	the possibility for all members to help each other by participating in the platform to their mutual benefit; and

•	growing acceptance of the internet as an efficient and convenient forum for consumer transactions.

How the LendingClub Platform Operates

New Member Registration

The first step in using our platform is new member registration. New members first register as general LendingClub members. During registration, members establish online member screen names. New members must agree to the terms and conditions of our website, including agreeing to conduct transactions and receive disclosures and other communications electronically.

New members have the opportunity to register as borrowers, investors, or both. All our borrower members:

•	must be U.S. citizens or permanent residents;

•	must be at least 18 years old;

•	must have valid email accounts;

•	must have U.S. social security numbers; and

•	must have an account at a U.S. financial institution with a routing transit number.

During registration, we verify the identity of borrower members by comparing supplied names, social security numbers, addresses and telephone numbers against the names, social security numbers, addresses and telephone numbers in the records of a consumer reporting agency, as well as other anti-fraud and identity verification databases. We also currently require each new member to supply information about the member’s bank account including routing numbers, after which we transfer between 1 and 99 cents from the bank account to verify that the bank account belongs to the member. Members must then sign in to LendingClub and verify their bank accounts based on the amounts transferred.

Borrower members must also enter into a borrower membership agreement with us prior to listing their loan. The borrower membership agreement addresses the registration and loan request processes. In this agreement, the borrower member authorizes us to obtain a consumer report, to use the consumer report for specific purposes, to share certain information about the borrower member with investors, and to issue a loan to the borrower if they have received commitments of 60% or more of the listed loan amount by the expiration of the loan listing. The borrower member also grants us a limited power of attorney to complete on the borrower member’s behalf, one or more promissory notes in the amounts and on the terms made to the borrower member by WebBank. WebBank serves as the true creditor for all Member Loans facilitated through our platform. These agreements set forth the terms and conditions of the Member Loans and allow a borrower member to withdraw a loan request at any time before the Member Loan is funded. See “Item 1. Business – About the Loan Platform – How the LendingClub Platform Operates – New Member Registration.”

Borrower members enter into a credit profile authorization and a loan agreement with WebBank. In the credit profile authorization, the borrower member authorizes WebBank to obtain and use a consumer report on the borrower member. The loan agreement addresses the application process and the role of investors’ commitments to purchase Notes and/or Certificates corresponding to the borrower loan. The agreement explains that we may, but are not obligated to, agree to fund all or a portion of a loan to the borrower member and that the borrower accepts any loan if the loan has received funding of 60% or more of the listed loan amount. If a loan is extended to the borrower member, the borrower member agrees to be bound by the terms of a promissory note, the form of which is attached as an exhibit to the loan agreement. The borrower member authorizes WebBank to debit the borrower member’s designated account by Automated Clearing House, or ACH, transfer for each payment due under the promissory note. The loan agreement also describes the parties’ rights in regard to arbitration. The borrower member agrees that WebBank may assign its right, title and interest in the loan agreement and the borrower member’s promissory notes to others, including LendingClub.

During investor registration, potential investors will have their identify verified, agree to a tax withholding statement and bank account verification, and must enter into an investor and other agreements with us, which will govern all purchases of Notes and Certificates the investor makes. Investors must also be residents of certain states and meet minimum financial suitability requirements. The investor agreement and additional information about eligible states of residency and financial suitability requirements are available on the Company’s website (www.lendingclub.com).

Borrower Loan Requests

Borrower members submit loan requests online through our website. Loan requests must be between $1,000 and $35,000. Loans from $1,000 to $15,975 are usually only issued with three year terms, unless the loan request comes from a partner that allows borrower members to select the amount and term, which selections will be honored. Loans from $16,000 to $35,000 are offered with either three or five year terms, to be selected by the borrower. Each loan request is an application to WebBank, which lends to qualified borrower members and allows our platform to be available to borrower members on a uniform basis throughout the United States, except that we do not currently offer Member Loans in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska, North Dakota and Tennessee. Currently, we allow borrower members to have up to two Member Loans outstanding at any one time, if the borrower member continues to meet our credit criteria. In addition, to apply for a second loan, the borrower member must have already made timely payments on the first Member Loan for at least six months.

Borrower members supply a variety of unverified information that is included in the borrower Member Loan listings on our website and in the posting reports and sales reports we file with the SEC. This information includes a borrower Member’s Loan title, description, answers to investor questions and home ownership status. Requested information also includes a borrower member’s income or employment, which may be unverified. If we verify the borrower member’s income or employment, we will display an icon in the loan listing indicating that we have done so. Investors have no ability to verify borrower member information and we do not verify a borrower’s income or employment solely at the request of an investor. See “Item 1. Business – About the Loan Platform – How the LendingClub Platform Operates – Loan Postings and Borrower Member Information Available on the LendingClub Website.”

Minimum Credit Criteria and Underwriting

After we receive a loan request, we evaluate whether the prospective borrower member meets WebBank’s loan criteria. The WebBank credit policy provides the underwriting criteria for all loans listed on our platform, and the credit policy may not be changed without the consent of WebBank. Under the current credit policy, prospective borrower members must have:

•	a minimum FICO score of 660 (as reported by a consumer reporting agency);

•	a debt-to-income ratio (excluding mortgage) below 35%; and

•

a credit report (as reported by a consumer reporting agency) without any current delinquencies, recent bankruptcy, tax liens or non-medical related collections opened within the last 12 months, and reflecting:

•	at least two accounts currently open;

•

for credit scores of 740 and higher, no more than eight credit inquiries on the credit report in the past six months and for credit scores below 740, no more than three inquiries on the credit report in the past six months;

•	a revolving credit balance of less than $150,000;

•	utilization of credit limit not exceeding 98%; and

•	a minimum credit history of 36 months.

A FICO score is a numeric rating that ranges between 300 and 850 that rates a person’s credit risk based on past credit history and current credit situation. FICO scoring was developed by Fair Isaac Corporation. FICO scores reflect a mathematical formula that is based on information in a consumer’s credit report, compared to information on other consumers. Consumers with higher scores typically represent a lower risk of defaulting on their loans. There are three different FICO scores, each with a separate name, which correspond to each of the three main U.S. consumer reporting agencies. Equifax uses the “BEACON score”; Experian uses the “Experian/Fair Isaac Risk Model”; and TransUnion uses the “EMPIRICA score.” The score from each consumer reporting agency considers only the credit data available to that agency. Fair Isaac Corporation develops all three FICO scores and makes the scores as consistent as possible across the three consumer reporting agencies. Nevertheless, the three agencies sometimes have different information about a particular borrower member, and that means the three FICO scores for that borrower member will vary by agency. We currently obtain consumer credit information from a single consumer reporting agency, although we may use other consumer reporting agencies in the future.

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

From the relaunch of our platform on October 13, 2008 until March 31, 2012, only 10.6% of individuals seeking Member Loans on our site (48,169 out of a total of 454,031) have met the credit criteria required to post their loan requests on our website and subsequently received a loan.

During the loan application process, we also automatically screen borrower members using the U.S. Department of the Treasury Office of Foreign Asset Control’s (“OFAC”) lists, as well as our fraud detection systems. See “Item 1. Business – About LendingClub – Business – Technology – Fraud Detection.”

After submission of the application, we inform potential borrowers whether they qualify to post a loan request on our platform. For qualified borrowers we assign one of 35 loan grades (A1 to G5) which ultimately establishes the borrower’s loan interest rate and origination fee. In our process, we first assign an initial credit grade (A1 to C5) based on the borrower’s FICO score. This initial grade can then be adjusted to reflect the application of the following modifiers, which then results in the final credit grade for the borrower’s loan:

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

Verification of Borrower Information

Approximately 65.6% of the applicants during fiscal year 2012 had their employment or income verified by us by requiring the borrower to submit paystubs, IRS Forms W-2 or other tax records between the initial posting of a loan request and the issuance of a Member Loan.

We perform targeted income verification primarily in the following situations:

•	if we believe there may be uncertainty about the borrower member’s employment or future income;

•	if we detect conflicting or unusual information in the loan request;

•	if the loan amount is high;

•	if the borrower member is highly leveraged;

•	if we suspect the borrower member may have obligations not included in the borrower member’s pre-loan or post-loan debt level, such as wage garnishment collection accounts; or

•	if we suspect a fraudulent loan request.

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

We conduct income or employment verification entirely in our discretion as an additional credit and loan screening mechanism. We believe that our ability to verify a borrower member’s income may be useful in certain circumstances in screening our platform against exaggerated income and employment representations from borrower members. Investors, however, should not rely on a borrower member’s stated employment or income, except when such income or employment has been verified as indicated on the loan details page, or on our ability to perform income and employment verifications. We cannot assure investors that we will continue performing income and employment verifications. See “Item 1A. Risk Factors – Information supplied by borrower members may be inaccurate or intentionally false.”

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

Loan Interest Rates

After the loan grade has been determined under the credit policy, an interest rate is assigned to the loan request.

The interest rates are assigned to borrower loan grades in three steps. First, the base rate is determined. Second, an assumed default rate is determined that attempts to project loan default rates by loan credit grade. Third, the assumed default rate is used to calculate an upward adjustment to the base rates which we call the “Adjustment for Risk and Volatility.”

The base rate is set by the Interest Rate Committee (“Committee”), which is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Chief Marketing Officer and General Counsel. The Committee’s objective in setting the base rate is to allocate the interest rate spread that exists between the estimated cost of credit for borrower members and the estimated return on bank deposits we understand are available to investors. We have selected this spread as an appropriate starting place for the base rates for the following reasons:

•

For borrower members, we believe the interest rate for unsecured consumer credit published by the Federal Reserve reflects the average interest rate at which our borrower members could generally obtain other unsecured financing. We believe that the difference between that interest rate and the base rate is a relevant measure of the savings that may be achieved by our borrower members.

•

For investors, we believe the interest rate on certificates of deposit reflects a widely available risk-free alternative investment for our member investors. We believe the difference between that interest rate and the base rate is a relevant measure of the value that may be delivered to our member investors.

By setting the initial allocation of the base rate near the middle of the spread between these two interest rates, we believe roughly equal value may be provided to both our borrower members and our investors. To make this initial base rate calculation, the Committee calculates the average between the interest rate for unsecured consumer credit published by the Federal Reserve, “commercial banks; credit card plans; all accounts,” in Federal Reserve Statistical Release G.19, and the interest rate for 6-month certificates of deposit, “secondary market; monthly,” published by the Federal Reserve in Federal Reserve Statistical Release H.15.

Next, the Committee may modify this initial allocation, based on the following factors:

•	general economic environment, taking into account economic slowdowns or expansions;

•	the balance of supply of funds and demand for credit on our platform, taking into account whether borrowing requests exceed investor commitments or vice versa; and

•	competitive factors, taking into account the consumer credit rates set by other lending platforms and major financial institutions.

The Committee adjusts the base rate from time to time based on this methodology. In applying the adjustment to the base rate, the Committee has established one base rate for all credit grades.

Lastly, the Committee then adjusts the base rate upward to reflect an adjustment based upon the assumed default rate for the particular loan credit grade, volatility factors, investor value and other factors, which we collectively refer to as the “Adjustment for Risk and Volatility.” The final interest rate is then calculated by adding the base rate and the adjustment for risk and volatility.

Standard Terms of the Member Loans

Member Loans are unsecured obligations of individual borrowers with a fixed interest rate and a maturity of three years or five years. Member Loans have an amortizing, monthly repayment schedule and may be repaid in whole or in part at any time without prepayment penalty. In the case of a partial prepayment, we reduce the outstanding principal balance and the term of the loan is effectively reduced as the monthly payment remains unchanged.

Loan Postings and Borrower Member Information Available on our Website

Once a loan request is complete and we have assigned a loan grade and interest rate to the requested loan, the request is subsequently posted on our website and then becomes available for viewing by investors. Investors are also then able to commit to buy Notes and Certificates that will be dependent for their payments on that Member Loan. Loan requests appear under screen names, not actual borrowers’ names. Investors are able to view:

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

•	term, three or five year;

•	the borrower member’s self-reported income and employer and whether that income or employment has been verified by us;

•	total funding that has been committed to-date;

•	the number of investors committed to the funding; and

•	the borrower member’s self-reported intended use of funds.

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

•

debt-to-income ratio, as calculated by us based on: (i) the debt (excluding mortgage) reported by a consumer reporting agency; and (ii) the income reported by the borrower member, which is not verified unless we display an icon in the loan listing indicating otherwise.

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

Loan requests remain open for up to 14 days, during which time funding commitments to purchase Notes and Certificates that will be dependent on the loans may be made by investors unless funding commitments for Notes and Certificates aggregating the loan request amount are received earlier, in which case the Member Loan is funded as soon as practicable. If after the end of the 14 day listing period, a borrower Member’s Loan request does not attract sufficient purchase commitments to fund at least 60% of the listed loan amount, the borrower member ceases to be under an obligation to accept the loan, although borrowers may still choose to accept partial funding (less than 60%) of their loan requests or may request that their loan request be re-listed on our platform.

How to Purchase Notes or Invest Through Certificates

After a loan request has been posted on our website, individual investors who have registered with us and who reside in states in which the Notes are available for sale may commit to purchase Notes dependent on the Member Loan requested by the borrower member. Certificates are sold in private transactions between the Trust and accredited investors or qualified purchasers. The terms of Certificates are substantially identical to those of Notes, except that investors in Certificates pay an asset-based management fee instead of the cash flow-based servicing fee paid by investors in Notes.

Investors navigate our website as follows. Investors may browse all active loan listings and they may also use search criteria to narrow the list of loan listings they are viewing. The available search criteria include loan grade, borrower member credit score range, number of recent delinquencies and loan funding status, as well as a free-search field. The free-search field returns results based on the word entered as the search. As investors browse the loan listings, they can click on any of the listings to view additional detail. The loan detail page includes general information about the borrower member and the loan request that is viewable by non-members, and more detail (including credit data) viewable only by signed-in investors. Once signed-in, investors may select any of the displayed loan listings and add them to their “order,” which is akin to a shopping basket. Investors may add as many Member Loans as they want to their order, provided that the aggregate amount of their order does not exceed the funds available in their customer account(s). Once an investor has finished building an order, the investor may click the “check out” button, review the “order” one more time and then click the confirmation button to commit funds to the order. Funds committed represent binding commitments to purchase Notes issued by us that are dependent on the chosen Member Loans for payment. From that point on, the funds committed by the investor are no longer available in the investor’s LendingClub account and may no longer be withdrawn or committed to other loans (unless and until loans included in the order are not funded, in which case the corresponding funds become available to the investor again).

A single borrower Member’s Loan request is typically funded by many different investors in various amounts that are in $25 increments. In the event that a borrower Member’s Loan request does not attract sufficient funding commitments for the Member Loan of at least 60% of the listed loan amount by the expiration of the loan listing, the borrower member ceases to be under an obligation to accept the loan, although borrowers may still choose to accept partial funding (less than 60% and $1,000 or over) of their loan requests or may request that their loan request be re-listed on our platform.

Portfolio Tool

In making purchase commitments, as of March 31, 2012, approximately 29% of investors used our “Portfolio Tool,” a proprietary tool that creates a suggested portfolio of Notes based upon investor provided information such as a target weighted average interest rate or other investment criteria selected by the investor. Investors may experiment with Portfolio Tool search results on our website without committing to purchase Notes.

The following steps are involved in an investor’s use of Portfolio Tool:

•	The investor indicates the aggregate principal amount of Notes or Certificates that the investor wishes to purchase, which we refer to as a “portfolio.”

•

The investor may then input preferences corresponding to our risk levels by clicking search buttons or moving a cursor along a slider. These risk levels are calculated by applying financial formulas that measure the expected variability of returns (“Markowitz” formula). The risk calculations assume an initial search result from the loan requests currently available on the platform.

•

By using the search inputs, the investor can submit queries to present potential Notes or Certificates that match the investor’s search criteria (maximum debt-to-income ratio, home ownership, previously funded loans, security interest, among others). The engine then displays a sample portfolio for the investor.

•

The sample portfolio presented contains a list of Notes or Certificates, displaying information about requested principal amounts, interest rates and the maturity dates of each Member Loan on which a Note or Certificate is dependent. By changing the input criteria, an investor can repeat the request for a sample portfolio and view a new portfolio.

•

Once presented with a sample portfolio, an investor can choose to make modifications to the sample portfolio by removing or adding new Notes or Certificates, or changing the amount of each Note or Certificate purchased.

•

The investor then submits the desired portfolio, gets a confirmation page and selects “confirm” in order to buy the portfolio or “go back” to make further modifications or cancel the portfolio altogether.

•

If a loan request forming part of the portfolio is cancelled, either by us or by the borrower member, and the Member Loan will not be available, investors will be offered the opportunity to substitute a new loan request for the cancelled request. In this event, Portfolio Tool will present investors with the option to replace the cancelled loan request with another loan request of the same risk grade or a less risky risk grade or that meets the other investment criteria selected by the investor. Thus, a B5 loan would be replaced with the option to designate funding for another B5 loan and, if no B5 loan were available, a B4 loan, and if no B4 loan were available, a B3 loan, and so forth.

Investors may also browse loan requests or sort them using various search criteria including interest rate, FICO score range, debt-to-income ratio (calculated as described above), delinquencies in the last two years, and percentage of the loan request already funded by Note commitments.

Loan Funding and Treatment of Investor Member Cash Balances

An investor’s commitment to purchase a Note or invest through a Certificate that has cash flows directly dependent on a Member Loan is a binding commitment, subject only to receipt of combined aggregate purchase commitments equal to at least 60% of the loan request amount by the expiration of the loan listing or, if the total loan request amount is funded less than 60% of the loan request amount, a borrower member’s decision to accept partial funding. In order to make a purchase commitment, investors must have sufficient uncommitted funds available.

The placement of funds into an investor account generally is accomplished by having each investor authorize an electronic transfer using the ACH network from the investor’s designated and verified bank account, but funds also may be received from investors via wire transfers and transfers via a payment processing service. When received, the investors’ funds are transferred to the applicable custodial account. Custodial accounts for investors’ funds are maintained by us at Wells Fargo Bank, N.A., (“Wells Fargo”) or are maintained by an independent custodian at Wells Fargo.

•

Funds received from investors planning to purchase Notes are held in a pooled account titled in our name “in trust for” LendingClub investors, known as the ITF account, and is a non-interest bearing demand deposit account. In connection with the ITF account for Note investors, Wells Fargo is acting in a separate capacity from its role as trustee under the indenture governing the Notes.

•

Funds received from investors planning to purchase through Certificates are held in discrete or pooled non-interest bearing accounts titled in the name of an independent custodian that was engaged by us “as custodian for” the Certificate investor. In connection with these custodial accounts for Certificate investors, Wells Fargo is acting in a separate capacity from its role as trustee under the indenture governing the Notes.

Individual LendingClub members have no direct relationship with Wells Fargo. LendingClub is the trustee for the ITF account for Note investors. In addition to outlining the rights of Note investors, the trust agreement with Wells Fargo provides that we disclaim any economic interest in the assets in the ITF account and also provides that each investor disclaims any right, title or interest in the assets of any other investor in the ITF account. LendingClub monies are not commingled with the funds of Note investors in the ITF account.

Under the ITF account, we maintain sub-accounts for each of the Note investors on our platform to track and report funds committed by the investors to purchase Notes dependent on Member Loans, as well as payments received from borrower members. These record-keeping sub-accounts are purely administrative and reflect balances and transactions concerning the investors’ funds in the ITF account.

The ITF account is FDIC-insured on a “pass through” basis to the individual investors, subject to applicable limits. This means that each individual investor’s balance is protected by FDIC insurance, up to the limits established by the FDIC. Other funds the investor has on deposit with Wells Fargo, for example, may count against any applicable FDIC insurance limits.

Funds of a Note investor may stay in the ITF account indefinitely. Such funds may include:

•	funds in the investor’s sub-account never committed to purchase Notes;

•	funds committed to the purchase of Notes for which the underlying Member Loan has not closed; or

•	principal and interest payments received from us related to Notes previously purchased.

Upon request by the Note investor, we will transfer investor funds in the ITF account to the investor’s designated and verified bank account by ACH or wire transfer, provided such funds are not already committed to the future purchase of Notes.

The independent custodian engaged by us to hold Certificate investors’ funds has approval authority over all cash transfers into and out of the custodial accounts at Wells Fargo. LendingClub nor LCA does not have unilateral authority to transfer funds out of or into the custodial accounts. LendingClub and LCA monies are not commingled with the funds of Certificate investors in these custodial accounts.

We maintain sub-accounts for each of the Certificate investors on our platform to track and report funds committed by the investors to purchase through Certificates dependent on Member Loans, as well as payments received from borrower members. These record-keeping sub-accounts are purely administrative and reflect balances and transactions concerning the investors’ funds in the custodial accounts.

The custodial accounts for Certificate investors are FDIC-insured on a “pass through” basis to the investors, subject to applicable limits. This means that each investor’s balance is protected by FDIC insurance, up to the limits established by the FDIC. Other funds the investor has on deposit with Wells Fargo, for example, may count against any applicable FDIC insurance limits.

Upon request by the Certificate investor, the independent custodian will transfer investor funds in the custodial account to the investor’s designated and verified bank account, provided such funds are not already committed to the Trust’s future purchase of Member Loans through Certificates.

Purchases of Notes or Certificates and Loan Closings

Once investors have decided to purchase Notes or Certificates that are dependent on Member Loans and prefunded their LendingClub accounts with sufficient cash, we proceed with the purchase and sale of the Notes or Certificates to the investors and facilitate the closing of the corresponding Member Loans. An individual Member Loan generally closes the first business day after: (i) we receive funding commitments in an aggregate amount equal to the amount of the loan request; (ii) we receive funding commitments equal to 60% or more of the amount of the loan request; or (iii) when the borrower member agrees to take a lesser amount equal to the aggregate amount of funding commitments received up to that time.

At a Note closing, when we issue a Note to an investor and register the Note on our books and records, we transfer an amount equal to the principal amount of the Note from such investor’s sub-account under the ITF account to a funding account maintained by WebBank. At a Certificate closing, we update the Certificate for the investor’s transaction and transfer an amount equal to the principal amount of the Certificate investment from such investor’s sub-account under the custodial account to a funding account maintained by WebBank. These transfers to WebBank represent payments by the investors of the purchase price for the Note or Certificate, which is equal to 100% of the principal amounts of the Member Loans being funded. These proceeds are designated for the funding of the particular Member Loans selected by the investors. WebBank is the true creditor for all Member Loan originations to borrower members, which allows our platform to be available on a uniform basis to borrower members throughout the United States, except that we do not currently offer Member Loans in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska, North Dakota and Tennessee. WebBank disburses loan proceeds to the borrower member who is receiving the Member Loan; WebBank uses LendingClub as paying agent for the disbursement of the loan proceeds due to the ACH transfer capability we established with the borrowers in order to service the loans.

At the closing of the borrower Member’s Loan, we execute an electronic promissory note on the borrower member’s behalf for the final loan amount under a power of attorney on behalf of the borrower member. WebBank then immediately sells the loan to LendingClub Corporation at par, electronically indorses the promissory note to us, and assigns the borrower Member’s Loan agreement to us without recourse to WebBank. To the extent that the purchased loan is to be financed by Certificates issued by the Trust, LendingClub Corporation immediately resells the loan at par to the Trust.

The promissory note and the loan agreement contain customary agreements and covenants requiring the borrower members to repay their Member Loans and acknowledging our role as servicer for Member Loans. Borrowers authorize WebBank to disburse the loan proceeds by ACH transfer.

Investors know only the screen names, and do not know the actual names, of borrower members. The actual names and addresses of the borrower members are known only to us and WebBank. We maintain custody of the electronically-executed promissory notes in electronic form on our platform.

Borrowers pay an origination fee upon the successful closing of the Member Loan. We deduct and retain the origination fee from the loan amount prior to disbursing the net amount to the borrower member. The loan origination fee is determined by the term and credit grade of the loan and ranges from 1.11% to 5.00% of the original principal amount.

Pursuant to the agreement we have with WebBank, we are required to deliver to WebBank and maintain cash collateral to secure our obligations under the agreement. We do not have rights to withdraw restricted funds from this cash collateral account during the term of the agreement. The amount of our funds held by WebBank in the cash collateral account at March 31, 2012 is $3,000,000 and these funds are included in Restricted Cash on our consolidated balance sheet at March 31, 2012.

Identity Fraud Reimbursement

We reimburse investors for the unpaid principal balance of a Note or Certificate that is dependent on a Member Loan obtained through identity fraud. We generally recognize the occurrence of identity fraud upon receipt of a police report regarding the identity fraud. This reimbursement for identity fraud only provides an assurance that our borrower identity verification is accurate; in no way is it a guarantee of a borrower’s self-reported information (beyond the borrower’s identity) or a borrower member’s creditworthiness. We expect the incidence of identity fraud on our platform to be low because of our identity verification process. From the time we began issuing Notes in October 2008 through March 31, 2012, we have experienced twenty-four cases of confirmed identity fraud.

Post-Closing Loan Servicing and Collection

We begin servicing the Member Loans immediately after we purchase them.

We assess investors a service charge in respect of their Notes. Our service charge is equal to 1.00% of the payments for principal, interest and late fees received by us from borrower members in respect of each corresponding Member Loan (in each case excluding any payments due to us on account of portions of the corresponding Member Loan, if any, funded by us).

Beginning in March 2011, we began charging Certificate investors in our two private investment funds monthly management fees that are based on the month-end balances of their partners’ capital accounts. These management fees, which are charged in lieu of servicing fees on the Certificates are recorded in other revenue.

Our procedures generally involve the automatic debiting of borrower bank accounts by ACH transfer for the scheduled monthly principal and interest payments due on the Member Loan. If a borrower member chooses to make a loan payment by check, we impose a $15.00 check processing fee per payment, subject to applicable law. We retain 100% of any check processing and other processing fees we receive to cover our costs.

Member Loan payments are transferred to a clearing account in our name where they remain for two business days. Thereafter, we make payments on the Notes and Certificates by transferring the appropriate funds to the ITF and custodial accounts and allocating amounts received on specific Member Loans to the appropriate investor’s sub-account. We retain amounts due to us for servicing Notes and then periodically transfer such funds from the clearing account to another operating account of ours. An investor may transfer uncommitted funds out of the investor’s LendingClub sub-account in the ITF or custodial accounts by ACH or wire transfer to the investor’s designated bank account at any time, subject to normal execution times for such transfers (generally 1-3 days).

We disclose on our website to the relevant investors and report to consumer reporting agencies regarding borrower members’ payment performance on our Member Loans. We have also made arrangements for collection procedures in the event of borrower member default. When a Member Loan is past due and payment has not been received, we contact the borrower member to request payment. After a 15-day grace period, we may, in our discretion, assess a late payment fee. The amount of the late payment fee is the greater of 5.00% of the unpaid payment amount or $15.00, or such lesser amount as may be provided by applicable law. This fee may be charged only once per late payment. Amounts equal to any late payment fees we receive are paid to holders of the Notes and Certificates that are dependent on the relevant Member Loans, net of our service charge, if applicable. We often choose not to assess a late payment fee when a borrower promises to return a delinquent loan to current status and fulfills that promise. See “About the Loan Platform – Historical Information about Our Borrower Members and Outstanding Loans.” We may also work with a borrower member to structure a new payment plan in respect of the Member Loan without the consent of any holder of the Notes or Certificates related to that Member Loan. Under the indenture for the Notes, we are required to use commercially reasonable efforts to service and collect Member Loans, in good faith, accurately and in accordance with industry standards customary for servicing loans such as the Member Loans.

Each time a payment request is denied due to insufficient funds in the borrower’s account or for any other reason, we may assess an unsuccessful payment fee to the borrower in an amount of $15.00 per unsuccessful payment, or such lesser amount as may be provided by applicable law. We retain 100% of this unsuccessful payment fee to cover our costs incurred because of the denial of the payment.

If a Member Loan becomes 31 days overdue, we identify the loan on our website as “Late (31-120),” and we either refer the Member Loan to an outside collection agent or to our in-house collections department. Currently, we generally use our in-house collections department as a first step when a borrower member misses a Member Loan payment. In the event that our initial in-house attempts to contact a borrower member are unsuccessful, we generally refer the delinquent account to the outside collection agent. Amounts equal to any recoveries we receive from the collection process are payable to Note and Certificate investors on a pro rata basis, subject to our deduction of our 1.00% service charge, if applicable, and an additional collection fee. The investor is only charged the additional collection fee if the collection agency or we are able to collect a payment.

These collection fees, which are a percentage of the gross amount recovered, are listed below:

•	Up to 30% if the Member Loan is less than 60 days past due and no more than 90 days from the date of origination; and

•	Up to 35% in all other cases.

Investors are able to monitor the status of collections as the status of a Member Loan switches from “Late (15-30 days)” to “Late (31-120 days)” to “current” for example, but cannot participate in or otherwise intervene in the collection process.

The following table summarizes the fees that we charge and how these fees affect investors:

Description of Fee	Fee Amount	When Fee is Charged	Effect on Investors
Service charge on Notes	1.00% of the principal, interest and late fees received by us from borrower members in respect of each corresponding Member Loan.	At the time of any payments on the Notes, including Note payments resulting from prepayments or partial payments on corresponding Member Loans.	The service charge will reduce the effective yield on the Notes below the stated interest rate on the related Member Loan.

Management fee, charged to Certificate holders	Up to 0.90% annualized fee, based on Certificate investors’ month-end capital balance.	Management fee is charged monthly.	The management fee reduces the net return from investments in Certificates.

Member Loan late fee	The late fee is the greater of 5.00% of the unpaid installment amount, or $15.00, or such lesser amount as may be provided by applicable law, and may be charged only once per late payment.	Assessed at our discretion, when a Member Loan is past due and payment has not been received after a 15-day grace period.	Amounts equal to any late payment fees we receive are paid to holders of the Notes or Certificates corresponding to the relevant Member Loan, net of our 1.00% service charge, if applicable.

Member Loan unsuccessful payment fee	$15.00 per unsuccessful payment, or such lesser amount as may be provided by applicable law.	May be assessed each time a payment request is denied, due to insufficient funds in the borrower’s account or for any other reason.	We retain 100% of this unsuccessful payment fee to cover our costs incurred because of the denial of the payment.

Description of Fee	Fee Amount	When Fee is Charged	Effect on Investors
Member Loan collection fee	Charged at our discretion; charged after a Member Loan becomes 31 days overdue and a collection agency is able to collect an overdue payment; collection fee is a percentage of the specific amount collected.	Charged at our discretion, at the time of successful collection after a Member Loan becomes 31 days overdue.	Collection fees will reduce payments and the effective yield on the related Notes or Certificates; collection fees will be retained by us or, in most cases, the third-party collection agency as additional servicing compensation.

Check processing fee	$15.00 per check processed for any payments made by check.	At the time a payment by check is processed.	We retain 100% of this check processing fee to cover our costs.

If a borrower member dies while a Member Loan is in repayment, we require the executor or administrator of the estate to send a death certificate to us. We then file a claim against the borrower member’s estate to attempt to recover the outstanding loan balance. Depending on the size of the estate, we may not be able to recover the outstanding amount of the loan. If the estate does not include sufficient assets to repay the outstanding Member Loan in full, we will treat the unsatisfied portion of a Member Loan as defaulted with zero value. In addition, if a borrower member dies near the end of the term of a Member Loan, it is unlikely that any further payments will be made on any Notes corresponding to such Member Loan, because the time required for the probate of the estate may extend beyond the initial maturity date and the final maturity date of the Notes.

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

In all other cases, we will file a proof of claim involving the borrower member. The decision to pursue additional relief beyond the proof of claim in any specific matter involving a LendingClub borrower member will be entirely within our discretion and will depend upon certain factors including:

•	if the borrower member used the proceeds of a LendingClub Member Loan in a way other than that which was described the borrower’s loan application;

•	if the bankruptcy is a Chapter 13 proceeding, whether the proceeding was filed in good faith and if the proposed plan reflects a “best effort” on the borrower member’s behalf; and

•	our view of the costs and benefits to LendingClub of any proposed action.

Participation in the Funding of Loans by LendingClub and Its Affiliates

From time to time, qualified loan requests on our platform are not fully committed to by investors at the time of loan origination. Periodically, the Company has funded portions of certain Member Loan requests using corporate funds to facilitate origination of the loans. We provided funds for approximately $3.7 million (1.15%) out of approximately $321.0 million of Member Loan originations in the year ended March 31, 2012, and subsequent to their origination some of these loans may have been financed for the remainder of their terms via issuance of Notes or Certificates. Although we have no obligation to do so, we may fund portions of loan requests in the future.

Our affiliates, including our executive officers, directors and 5% stockholders, also have funded portions of loans requests from time to time in the past, and may do so in the future. For the twelve months ended March 31, 2012, these affiliates made investments in Notes and Certificates totaling $1,296,260 that funded new Member Loan requests and their outstanding principal balance was $2,236,809 as of March 31, 2012. For the twelve months ended March 31, 2011, these affiliates made investments in Notes totaling $964,600 that funded new Member Loan requests and their outstanding principal balance was $766,656 as of March 31, 2011.

Trading Platform

Investors may not transfer their Notes except through the resale trading platform operated by FOLIOfn Investments, Inc. (“FOLIOfn”), an unaffiliated registered broker-dealer. This trading platform is an internet-based trading platform on which LendingClub investors who establish a brokerage relationship with the registered broker-dealer operating the trading platform may offer their Notes for sale. In this section, we refer to our investors who have established such brokerage relationships as “subscribers.” Only transactions involving resales of previously issued Notes will be effected through the trading platform; the trading platform will not handle any aspect of transactions involving the initial offer and sale of Notes by us. The trading platform does not handle transfers or resales of Certificates. Subscribers may post orders to sell their Notes on the trading platform at prices established by the subscriber. Other subscribers will have the opportunity to view these prices, along with historical information from the original loan posting for the Member Loan corresponding to the Note, an updated credit score range of the borrower member and the payment history for the Note.

Currently, the only fees payable by subscribers in respect of the trading platform is the 1% fee charged by the registered broker-dealer to subscribers who sell Notes. All Notes traded through the trading platform will continue to be subject to our ongoing fees, including the ongoing 1.00% service charge.

We are not a registered national securities exchange, securities information processor, clearing agency or broker-dealer. All securities services relating to the trading platform are provided by FOLIOfn. Neither we nor FOLIOfn will make any recommendations with respect to transactions on the trading platform. There is no assurance that investors will be able to establish a brokerage relationship with the registered broker-dealer. Furthermore, we cannot assure subscribers that they will be able to sell Notes they offer for resale through the trading platform at the offered price or any other price nor can we offer any assurance that the trading platform will continue to be available to subscribers. The trading platform is not available to residents of all states. As of March 31, 2012, it has taken an average of 3.8 days to sell a Note with an offer price at or below par.

Customer Support

We provide customer support to our borrower members and investors. For most of our members, their experience is entirely web-based. We include detailed frequently asked questions (“FAQs”) on our website. We also post detailed fee information and the full text of our member legal agreements.

We make additional customer support available to members by email and phone. Our customer support team is located at our headquarters in San Francisco, California.

Historical Information about Our Borrower Members and Outstanding Loans

In regards to the following historical information, prior performance is no guarantee of future results or outcomes.

For purposes of the following information and tables, we have excluded from the data 2,751 previously issued loans with a total original principal amount of approximately $24.3 million that would not meet the current credit policy.

From May 24, 2007 to March 31, 2012, we had facilitated Member Loans with an average original principal amount of approximately $11,400 and an aggregate original principal amount of $569,891,200. Out of 47,860 facilitated Member Loans, 7,319 Member Loans with an aggregate original principal amount of $71,166,200, or 13.04% had fully paid. Including loans which were fully paid, 45,024 loans representing $507,655,425 of the original principal balance of loans facilitated through the platform through March 31, 2012 had been through at least one billing cycle.

Of the $507,655,425 of original principal balance at March 31, 2012 that had been through at least one billing cycle, $12,305,776 of outstanding principal balance less interest and fees received, or 2.42%, was either in default or has been charged off. The defaulted or charged off loans were comprised of 1,774 Member Loans, of which 1,260 loans representing $8,335,919 in outstanding principal balance less interest and fees received, were defaults and charge offs due to delinquency, while the remaining 514 loans were loans in which the borrower members filed for a Chapter 7 bankruptcy seeking liquidation. A Member Loan is considered defaulted when at least one payment is more than 120 days late and it is charged-off no later than when it reaches 150 days late.

Of remaining loans that had been through at least one billing cycle as of March 31, 2012, $330,180,019 of principal remained outstanding of which 98.01% was current, 0.39% was 16 to 30 days late, 1.23% was between 31 and 120 days late and 0.37% was on a performing payment plan. During the three months ended March 31, 2012, of the 29,267 Member Loans which were not delinquent prior to the start of the quarter, 773 Member Loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 to 15 day grace period.

The following table presents aggregated information about loans for the period from May 24, 2007 to March 31, 2012, grouped by the loan grade assigned by us:

Loan Grade	Number of Loans	Average Interest Rate	Average Annual Percentage	Average Total Funded Commitment
A1	1,471	5.86%	6.88%	$7,643
A2	1,916	6.43%	7.74%	7,746
A3	2,201	7.24%	8.85%	8,138
A4	3,581	7.71%	9.46%	9,675
A5	3,251	8.37%	9.99%	9,834
B1	2,270	9.97%	12.59%	10,210
B2	2,539	10.53%	13.11%	10,719
B3	3,653	11.18%	13.77%	11,657
B4	3,005	11.63%	14.17%	11,348
B5	3,194	11.99%	14.53%	11,646
C1	2,616	13.01%	15.95%	11,409
C2	2,457	13.55%	16.50%	11,629
C3	1,735	13.80%	16.70%	11,037
C4	1,432	14.25%	17.18%	10,597
C5	1,368	14.72%	17.66%	10,861
D1	1,121	15.16%	18.49%	10,327
D2	1,575	15.62%	18.56%	11,802
D3	1,393	16.08%	18.94%	13,160
D4	1,168	16.46%	19.29%	13,889
D5	1,001	16.90%	19.66%	14,173
E1	894	17.33%	20.06%	15,228
E2	753	17.71%	20.38%	15,447
E3	645	18.15%	20.79%	15,996
E4	544	18.65%	21.25%	17,263
E5	490	19.04%	21.68%	18,232
F1	379	19.50%	22.10%	18,631
F2	299	19.78%	22.37%	18,290
F3	216	20.32%	22.92%	18,276
F4	192	20.68%	23.30%	18,724
F5	136	21.00%	23.65%	20,558
G1	123	21.27%	23.91%	20,028
G2	92	21.47%	24.11%	21,234
G3	52	21.73%	24.30%	20,266
G4	60	22.12%	24.79%	20,131
G5	38	22.42%	25.13%	20,149

Total Portfolio	47,860	12.11%	14.54%	$11,400

The following table presents aggregated information for the period from May 24, 2007 to March 31, 2012, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

Loan Grade	Percentage of Borrowers Stating They Own Their Own Homes	Average Annual Gross Income	Average Debt to Income Ratio (1)
A1	69.27%	$66,979	10.98%
A2	62.58%	65,140	11.83%
A3	59.34%	66,761	12.31%
A4	53.59%	65,936	12.65%
A5	54.26%	69,281	12.79%
B1	51.41%	66,607	12.98%
B2	50.02%	67,290	13.26%
B3	51.38%	69,990	13.69%
B4	50.18%	69,042	13.72%
B5	50.59%	67,419	13.83%
C1	48.28%	69,936	13.94%
C2	47.33%	68,713	13.94%
C3	48.47%	67,497	13.71%
C4	47.00%	65,646	14.24%
C5	46.05%	68,464	13.99%
D1	41.66%	64,999	13.82%
D2	46.67%	70,185	13.97%
D3	48.03%	70,094	14.04%
D4	47.00%	72,036	14.05%
D5	48.25%	72,237	13.89%
E1	49.78%	73,804	14.09%
E2	52.19%	76,692	14.37%
E3	48.84%	76,008	13.79%
E4	54.41%	80,214	14.31%
E5	56.94%	92,322	14.27%
F1	56.46%	87,210	13.82%
F2	55.85%	82,747	14.29%
F3	51.85%	88,851	14.13%
F4	53.65%	82,446	14.67%
F5	62.50%	93,108	14.13%
G1	59.35%	87,718	13.03%
G2	63.04%	89,611	15.09%
G3	51.92%	93,363	15.34%
G4	58.33%	110,628	13.99%
G5	57.89%	107,908	14.17%

Total Portfolio	51.70%	$69,535	13.42%

[1]	Average debt to income ratio, excluding mortgage debt, calculated by us based on: (i) the debt reported by a consumer reporting agency; and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to March 31, 2012, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

						Average
					Average	Inquiries	Average	Average
		Average	Average	Average	Revolving	in the	Delinquencies	Months
Loan	Average	Open Credit	Total Credit	Revolving	Line	Last Six	in the Last	Since Last
Grade	FICO	Lines	Lines	Credit Balance	Utilization	Months	Two Years	Delinquency
A1	776	10	25	$10,223	20.82%	0	0	41
A2	764	10	24	9,795	24.74%	1	0	38
A3	756	9	23	11,029	28.96%	1	0	38
A4	745	9	23	12,269	36.13%	1	0	41
A5	739	9	23	13,256	38.66%	1	0	41
B1	732	9	22	12,525	43.28%	1	0	39
B2	728	9	22	12,949	45.00%	1	0	39
B3	721	9	22	13,920	49.50%	1	0	37
B4	716	9	22	14,083	49.64%	1	0	37
B5	711	9	22	14,101	52.96%	1	0	37
C1	706	9	21	13,805	56.23%	1	0	36
C2	702	9	21	13,789	58.31%	1	0	36
C3	699	9	21	13,714	55.63%	1	0	37
C4	694	10	21	13,576	59.15%	1	0	36
C5	691	9	21	13,761	60.30%	1	0	34
D1	681	9	20	13,112	64.79%	1	0	33
D2	689	9	21	13,906	63.33%	1	0	35
D3	689	9	21	14,905	63.35%	1	0	34
D4	688	9	21	14,486	64.87%	1	0	36
D5	688	9	22	15,127	64.47%	1	0	36
E1	687	9	22	15,106	66.25%	1	0	36
E2	686	10	23	16,015	67.97%	1	0	35
E3	683	10	22	16,435	69.18%	1	0	32
E4	682	10	23	18,035	69.26%	1	0	34
E5	681	10	24	18,753	70.01%	1	0	34
F1	679	10	24	18,169	68.06%	1	0	35
F2	677	10	23	18,471	71.81%	1	0	32
F3	676	10	24	18,408	71.51%	1	0	30
F4	673	10	25	15,682	70.95%	1	0	33
F5	672	10	24	18,296	71.19%	1	0	32
G1	670	10	24	17,385	69.64%	1	0	30
G2	671	10	23	22,912	77.26%	1	0	33
G3	669	10	23	18,044	83.75%	1	0	28
G4	672	12	27	24,266	77.05%	1	0	31
G5	670	14	29	25,771	77.86%	1	0	34
Total Portfolio	716	9	22	$13,597	50.21%	1	0	36

The following table presents additional aggregated information for the period from May 24, 2007 to March 31, 2012, about delinquencies, default and borrower paid off loans, grouped by the loan grade assigned by us. The default and delinquency information presented in the table includes data only for Member Loans that had been through at least one billing cycle as of March 31, 2012. With respect to late Member Loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late Member Loan amounts as a percentage of Member Loans that have been through at least one billing cycle. Member Loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of Member Loans that have been outstanding, on average, for approximately twelve months.

Because of our limited operating history, the data in the following table regarding loss experience may not be representative of the loss experience that will develop over time as additional Member Loans are facilitated through our platform and the Member Loans already facilitated through our platform have longer payment histories.

						Charged-Off
						/ Default of	Number of
						Through At	Loans	Number			Number	Total	Charged-
		16-30				Least One	excl.	of Loans	Fully		of All	Origination	Off /Default
	16-30 Days	Days Late	31+ Days	31+ Days	Charged-Off /	Billing Cycle	Issued /	Fully	Paid	Fully Paid	Issued	Amount for All	of All
Loan Grade	Late ($)	(%)	Late ($)	Late (%)	Default ($)	(%)	Fully Paid	Paid	($)	(%)	Loans	Issued Loans	Issued (%)
A1	$7,261	0.09%	$30,241	0.38%	$33,395	0.33%	1,206	144	$716,700	6.37%	1,471	$11,242,625	0.30%
A2	7,293	0.08%	24,474	0.26%	58,565	0.44%	1,496	261	1,309,675	8.82%	1,916	14,841,325	0.39%
A3	1,981	0.02%	18,708	0.19%	111,130	0.68%	1,620	425	2,775,550	15.50%	2,201	17,912,500	0.62%
A4	12,168	0.06%	60,701	0.29%	199,691	0.63%	2,779	555	4,385,900	12.66%	3,581	34,646,100	0.58%
A5	29,169	0.17%	40,282	0.24%	371,785	1.25%	2,458	605	5,294,925	16.56%	3,251	31,971,400	1.16%
B1	9,333	0.07%	112,981	0.85%	315,098	1.49%	1,719	386	3,439,275	14.84%	2,270	23,176,100	1.36%
B2	8,602	0.06%	140,289	0.91%	497,723	1.99%	1,927	433	4,556,425	16.74%	2,539	27,214,675	1.83%
B3	101,323	0.39%	243,936	0.93%	704,555	1.82%	2,864	499	5,799,725	13.62%	3,653	42,584,375	1.65%
B4	10,541	0.05%	204,737	0.99%	748,937	2.35%	2,360	464	4,870,400	14.28%	3,005	34,099,500	2.20%
B5	118,835	0.50%	234,598	1.00%	767,266	2.18%	2,562	480	4,716,725	12.68%	3,194	37,198,125	2.06%
C1	35,884	0.19%	324,361	1.72%	661,224	2.40%	2,031	413	3,929,750	13.17%	2,616	29,847,050	2.22%
C2	74,509	0.41%	156,358	0.85%	750,537	2.83%	1,949	357	3,638,675	12.74%	2,457	28,571,725	2.63%
C3	35,804	0.31%	192,472	1.67%	683,772	3.73%	1,351	329	3,121,350	16.30%	1,735	19,149,500	3.57%
C4	50,956	0.61%	81,663	0.98%	438,485	3.06%	1,053	311	3,176,125	20.93%	1,432	15,175,450	2.89%
C5	37,568	0.41%	150,586	1.66%	550,595	3.93%	1,075	240	2,179,000	14.67%	1,368	14,857,550	3.71%
D1	31,084	0.47%	79,002	1.20%	491,794	4.46%	896	177	1,851,950	16.00%	1,121	11,576,275	4.25%
D2	17,213	0.14%	139,813	1.15%	542,861	3.07%	1,292	219	2,412,850	12.98%	1,575	18,588,375	2.92%
D3	46,257	0.39%	230,516	1.97%	567,424	3.36%	1,110	205	2,292,175	12.50%	1,393	18,331,600	3.10%
D4	60,593	0.55%	220,406	2.02%	515,625	3.42%	955	151	1,675,400	10.33%	1,168	16,222,625	3.18%
D5	30,935	0.33%	161,388	1.70%	468,603	3.48%	808	151	1,894,650	13.35%	1,001	14,187,325	3.30%
E1	80,481	0.85%	184,122	1.94%	394,052	3.10%	745	106	1,449,425	10.65%	894	13,613,975	2.89%
E2	40,209	0.47%	131,574	1.55%	456,917	4.10%	630	95	1,212,975	10.43%	753	11,631,350	3.93%
E3	11,371	0.15%	158,850	2.08%	307,476	3.19%	551	64	773,325	7.50%	645	10,317,575	2.98%
E4	41,829	0.60%	163,079	2.35%	358,438	4.10%	461	59	826,925	8.81%	544	9,390,875	3.82%
E5	51,991	0.78%	55,349	0.83%	218,960	2.61%	424	46	662,900	7.42%	490	8,933,725	2.45%
F1	64,841	1.21%	76,470	1.43%	140,507	2.11%	322	42	545,650	7.73%	379	7,061,200	1.99%
F2	37,603	0.91%	116,348	2.83%	244,811	4.70%	252	35	519,850	9.51%	299	5,468,800	4.48%
F3	57,987	1.86%	32,265	1.03%	115,161	3.01%	193	17	292,025	7.40%	216	3,947,675	2.92%
F4	100,033	3.80%	8,241	0.31%	139,489	4.31%	163	16	235,575	6.55%	192	3,595,075	3.88%
F5	45,554	2.05%	113,238	5.10%	91,782	3.45%	122	10	122,525	4.38%	136	2,795,825	3.28%
G1	36,532	2.01%	45,154	2.48%	97,841	4.20%	105	13	267,800	10.87%	123	2,463,400	3.97%
G2	—	0.00%	52,730	3.38%	122,941	6.58%	86	3	59,600	3.05%	92	1,953,525	6.29%
G3	—	0.00%	62,114	7.19%	49,453	4.83%	49	2	42,600	4.04%	52	1,053,825	4.69%
G4	—	0.00%	16,181	1.72%	14,984	1.24%	58	2	56,000	4.64%	60	1,207,875	1.24%
G5	—	0.00%	—	0.00%	73,898	10.11%	33	4	61,800	8.07%	38	765,675	9.65%

Total Portfolio	$1,295,738	0.38%	$4,063,224	1.18%	$12,305,776	2.42%	37,705	7,319	$71,166,200	13.04%	47,860	$545,594,575	2.26%

The following table presents aggregated information for the period from May 24, 2007, to March 31, 2012, on the results of our collection efforts for all corresponding Member Loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this inception-to-date analysis, we have excluded 31 loans that we classified as identity fraud. In these cases, we wrote-off the uncollectible loan and repaid holders of any related Notes an amount equal to the unpaid principal balances due on the Notes less any applicable servicing fees.

						Aggregate
						Principal	Gross
				Gross Amount		Balance of	Amount
			Aggregate	Collected on	Number of	Loans Charged-	Recovered
		Total	Amount Sent	Accounts Sent	Loans Charged-	Off Due to	on Loans
Loan	Number of Loans	Origination	to Collectons	to Collections	Off Due to	Delinquency	Charged-Off
Grade	In Collection (1)	Amount (1)	(1)	(2)	Delinquency (3)	(3)	(4)
A	409	$2,674,425	$315,004	$145,569	115	$484,073	$27,663
B	857	8,116,575	1,137,517	526,339	294	1,866,160	31,847
C	916	8,288,275	1,250,436	569,378	346	2,096,127	49,500
D	638	6,569,650	1,122,701	564,567	273	1,867,791	40,942
E	325	4,018,225	631,208	308,624	135	1,143,115	10,598
F	112	1,695,025	311,693	150,369	52	514,640	17,567
G	53	853,650	138,913	59,300	27	318,753	328

Total	3,310	$32,215,825	$4,907,472	$2,324,147	1,242	$8,290,659	$178,446

1)	Represents accounts 31 to 120 days past due.
2)	Represents the gross amounts collected on corresponding Member Loans while such accounts were in collection during the 31 to 120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status.
3)	Represents accounts that have been delinquent for 120 days at which time the account is charged-off. Any money recovered after charge-off is no longer included as amounts collected on accounts sent to collection. Through March 31, 2012, a total of 1,242 loans have been charged off due to delinquency, of which six were on a payment plan as of March 31, 2012.
4)	Represents the gross amounts we received on charged-off accounts after the accounts were charged-off (i.e., a payment received on an account after 120 days past due).

ABOUT LENDINGCLUB

We are the operator of the online financial community that provides a number of benefits to our borrower and investor members. We believe the key features of our experience are the following:

•	Better interest rates than those available from traditional banks and credit cards;

•	24-hour online availability to initiate a loan request;

•	Convenient, electronic payment processing; and

•	Amortizing fixed-rate loans, which represent a more responsible way for consumers to borrow than revolving credit facilities.

Business Strengths

We believe that the following business strengths differentiate us from competitors and are key to our success:

•	Focus on high quality borrowers. Our current initial credit criteria require borrower members to have: (i) a minimum FICO score of at least 660; (ii) a debt-to-income ratio below 35% as calculated by us based on the debt reported by a consumer reporting agency, and the income reported by the borrower member, which is not verified unless we display an icon in the loan listing indicating otherwise; and (iii) a credit file without any current delinquencies, recent bankruptcy, tax liens or non-medical related collections opened within the last 12 months, and reflecting at least two accounts currently open, no more than eight credit inquiries in the past six months for credit scores 740 and higher and no more than three credit inquiries in the past six months for credit scores below 740, utilization of credit limit not exceeding 98%, revolving credit of less than $150,000 and a minimum credit history of more than 36 months.

•	Efficient distribution channels. We attract members to our website, www.lendingclub.com, through a variety of sources. We drive traffic through referrals from customers and other parties, search engine results, and online and offline advertising. We are not dependent on any one source of traffic to our website.

•	Superior technology. We believe our Portfolio Tool technology helps investors easily diversify their Note purchases to correlate with corresponding Member Loans that the investors select as the most suitable for them, based on their needs.

•	Management team. We have a management team with experience in broad set of areas that are essential to the operation of our business.

Corporate History

We were incorporated in Delaware in October 2006 under the name SocBank Corporation. We changed our name to LendingClub Corporation in November 2006. In May 2007, we began operations as an application on Facebook.com. In September 2007, we expanded our operations with the launch of our public web site, www.lendingclub.com. We have been operating since December 2007 pursuant to agreements with WebBank, an FDIC-insured, Utah state-chartered industrial bank that serves as the lender for all loans listed on our platform.

Marketing

Our marketing efforts are designed to attract visitors to our website, to enroll them as members and to close transactions with them. We employ a combination of paid and unpaid sources to market our platform. We also invest in public relations to build our brand and visibility. We measure website visitor-to-member conversion and test graphics and layout alternatives to improve website conversion. We also seek to customize our website to our members’ needs whenever possible. We carefully analyze visitor website usage to understand and overcome barriers to conversion. For the year ended March 31, 2012 and 2011, we spent approximately $8.2 million and $6.0 million, respectively, on marketing.

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

We have also executed a backup and successor servicing agreement with Portfolio Financial Servicing Company (“PFSC”). Pursuant to this agreement, PFSC will prepare and then stand ready to service the Member Loans. Following five business days’ prior written notice from us or from the indenture trustee for the Notes, PFSC will begin servicing the Member Loans. Pursuant to our agreement with PFSC, we have agreed to pay PFSC monthly start-up preparation fees and a one-time preparation fee, and then to pay PFSC a monthly standby fee. Upon PFSC becoming the servicer of the Member Loans, we will pay PFSC a one-time declaration fee, and PFSC will be entitled to retain a servicing fee up to 5% of the amounts it collects as servicer. Our agreement with PFSC was renewed as of September 2011 for a three year term with automatic annual renewals thereafter unless advance notice of non-renewal is provided by either party. If our agreement with PFSC were to be terminated, we would seek to replace PFSC with another backup servicer.

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

Fraud Detection

We consider fraud detection to be of utmost importance to the successful operation of our business. We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud. We employ techniques such as knowledge based authentication (KBA), out-of-band authentication and notification, behavioral analytics and digital fingerprinting to prevent identity fraud. We use services from third-party vendors for user identification, credit checks and OFAC compliance. In addition, we use specialized third-party software to augment our identity fraud detection systems. In addition to our identity fraud detection system, we also have a dedicated team which conducts additional investigations of cases flagged for high fraud risk by verifying the income and employment data reported by borrower members. See “Item 1. Business – About the Platform – How the LendingClub Platform Operates – Verification of Borrower.” We also enable our investors to report suspicious activity to us, which we may then decide to evaluate further.

Engineering

We have made substantial investment in software and website development and we expect to continue or increase the level of this investment as part of our strategy to continually improve the platform. In addition to developing additional platform and website functionality and maintaining an active online deployment, the engineering department also performs technical competitive analysis as well as systematic product usability testing. As of March 31, 2012, we had an engineering team of 11 permanent employees and 24 contractors working on designing and implementing the ongoing releases of our platform. Our engineering expense totaled approximately $2.7 and $2.0 million for the year ended March 31, 2012 and 2011, respectively.

Competition

The market for lending is competitive and rapidly evolving. We believe the following are the principal competitive factors in the lending market:

•	pricing and fees;

•	website attractiveness;

•	member experience, including borrower full funding rates and investor returns;

•	branding; and

•	ease of use.

We face competition from major banking institutions, credit unions, credit card issuers and other consumer finance companies.

We may also face future competition from new companies entering our market, which may include large, established companies, such as eBay Inc., and Google Inc. These companies may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their consumer lending platforms. These potential competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. These potential competitors may have more extensive potential borrower bases than we do. In addition, these potential competitors may have longer operating histories and greater name recognition than we do. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or a new market entrant, the change in competitive landscape could adversely affect our ability to compete effectively.

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

Employees

As of March 31, 2012, we employed 81 full-time employees. Of these employees:

•	47 were in sales, marketing and customer service, which includes the employees who conduct our collections, credit, operations and member support activities;

•	11 were in engineering;

•	18 were in general and administration; and

•	5 were in LCA.

None of our employees are represented by labor unions. We have not experienced any work stoppages and believe that our relations with our employees are good.

Facilities

Through mid-May 2011, our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, were located in Redwood City, California. The lease was for a total of 6,400 square feet and we terminated that lease effective June 2011.

In April 2011, we entered into a sublease agreement for approximately 18,200 square feet of space in San Francisco, CA for our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions. The sublease has a term of six years and began on May 1, 2011. We can terminate the sublease upon nine months’ notice prior to the third anniversary of the sublease. The average monthly rent for our corporate headquarters is approximately $42,000 and we pledged $200,000 as a security deposit.

Effective June 1, 2010, we entered into a 12 month lease, that converted to a month-to-month lease thereafter, for 238 square feet of office space in Fairfield, Connecticut for use by our EVP, Corporate Development. In May 2012, we provided notice to terminate this lease as of July 2012. Since July 2010, we entered into several month-to-month or short-term lease agreements for the lease of office space, ranging from 250 to 400 square feet, in New York City. In January 2012, we renewed the lease for approximately 250 square feet for a New York City office for a one year term that expires on January 31, 2013.

Facilities rental expense for the fiscal year ending March 31, 2012 and 2011 was $549,197 and $311,322, respectively.

Legal Proceedings

We are not currently subject to any material legal proceedings. We are not aware of any litigation matters which have had, or are expected to have, a material adverse effect on us. We have received inquiries from a number of states in respect of the prior sales of loans under our prior operating structure; neither the SEC nor any state, however, has taken or threatened administrative action or litigation over such loan sales.

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

Licensing and Consumer Protection Laws

State Licensing Requirements

We hold licenses in a number of states and are otherwise authorized to conduct activities on a uniform basis in all other states and the District of Columbia, with the exceptions of Idaho, Indiana, Iowa, Maine Mississippi, Nebraska, North Dakota and Tennessee. State licensing statutes impose a variety of requirements and restrictions, including:

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

State Usury Limitations

Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980 (12 U.S.C. § 1831d) and Section 85 of the National Bank Act (NBA) (12 U.S.C. § 85), federal case law interpreting the NBA such as Tiffany v. National Bank of Missouri and Marquette National Bank of Minneapolis v. First Omaha Service Corporation, and FDIC advisory opinion 92-47 permit FDIC-insured depository institutions, such as WebBank, to “export” the interest rate permitted under the laws of the state where the bank is located, regardless of the usury limitations imposed by the state law of the borrower’s residence unless the state has chosen to opt out of the exportation regime. WebBank is located in Utah, and Title 70C of the Utah Code does not limit the amount of fees or interest that may be charged by WebBank on loans of the type offered through our platform. Only Iowa and Puerto Rico have opted out of the exportation regime under Section 525 of DIDA and we do not operate in either jurisdiction. However, we believe that if a state in which we did operate opted out of rate exportation that judicial interpretations support the view that such opt outs only apply to loans “made” in those states. As the loan document states that “…the [Promissory] Note will be entered into in the state of Utah,” we believe that the “opt-out” of any state would not affect the ability of our platform to benefit from the exportation of rates. If a loan made through our platform was deemed to be subject to the usury laws of a state that has opted-out of the exportation regime, we could become subject to fines, penalties, possible forfeiture of amounts charged to borrowers and we may decide not to originate loans in that applicable jurisdiction, which may adversely impact our growth.

State Disclosure Requirements and Other Substantive Lending Regulations

We are subject to state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, credit reporting, debt collection and unfair or deceptive business practices. Our ongoing compliance program seeks to comply with these requirements.

Truth in Lending Act

The Truth in Lending Act (“TILA”), and Regulation Z, which implements it, require lenders to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions. These rules apply to WebBank as the creditor for Member Loans facilitated through our platform, but because the transactions are carried out on our hosted website, we facilitate compliance. For closed-end credit transactions of the type provided through our platform, these disclosures include providing the annual percentage rate, the finance charge, the amount financed, the number of payments and the amount of the monthly payment. The creditor must provide the disclosures before the loan is closed. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances. Our platform provides borrowers with a TILA disclosure at the time a borrower member posts a loan request on the platform. If the borrower member’s request is not fully funded and the borrower chooses to accept a lesser amount offered, we provide an updated TILA disclosure. We also seek to comply with TILA’s disclosure requirements related to credit advertising.

Equal Credit Opportunity Act

The federal Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, or the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants and from making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply both to a lender such as WebBank as well as to a party such as ourselves that regularly participates in a credit decision. Investors may also be subject to the ECOA in their capacity as purchasers of Notes, if they are deemed to regularly participate in credit decisions. In the underwriting of Member Loans on the platform, both WebBank and LendingClub seek to comply with ECOA’s provisions prohibiting discouragement and discrimination. As further measures, borrowers are instructed not to provide the type of information that creditors are not permitted to request from applicants under the ECOA and the investor agreement requires investors to comply with the ECOA in their selection of Member Loans they designate for funding. The ECOA also requires creditors to provide consumers with timely notices of adverse action taken on credit applications. WebBank and LendingClub provide prospective borrowers who apply for a loan through the platform but are denied credit with a joint adverse action notice in compliance with the ECOA requirements (see also below regarding “Fair Credit Reporting Act”).

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

Privacy and Data Security Laws

The federal Gramm-Leach-Bliley Act (“GLBA”) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. A number of states have similarly enacted privacy and data security laws requiring safeguards to protect the privacy and security of consumers’ personally identifiable information and to require notification to affected customers in the event of a breach. We have a detailed privacy policy, which complies with GLBA and is accessible from every page of our website. We maintain participants’ personal information securely, and we do not sell, rent or share such information with third parties for marketing purposes. In addition, we take a number of measures to safeguard the personal information of its members and protect against unauthorized access.

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

Electronic Signatures in Global and National Commerce Act/Uniform Electronic Transactions Act

The federal Electronic Signatures in Global and National Commerce Act (“ESIGN”) and similar state laws, particularly the Uniform Electronic Transactions Act (“UETA”), authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions to obtain the consumer’s consent to receive information electronically. When a borrower or investor registers on the platform, we obtain his or her consent to transact business electronically and maintain electronic records in compliance with ESIGN and UETA requirements.

Bank Secrecy Act

In cooperation with WebBank, we implement the various anti-money laundering and screening requirements of applicable federal law. With respect to new borrower members, we apply the customer verification program rules and screen names against the list of Specially Designated Nationals maintained by OFAC pursuant to the USA PATRIOT Act amendments to the Bank Secrecy Act (“BSA”) and its implementing regulation. We also have an anti-money laundering policy and procedures in place to voluntarily comply with the anti-money laundering requirements of the USA PATRIOT Act and the BSA.

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

Foreign Laws and Regulations

We do not permit non-U.S. residents to register as member borrowers on the platform and the platform does not operate outside the United States. It is, therefore, not subject to foreign laws or regulations for borrower applicants.

ABOUT THE FUNDS AND TRUST

Business Description

In October 2010, we formed LCA, which is wholly-owned by LendingClub. LCA is registered with the SEC as an investment advisor. LCA commenced operations after January 1, 2011 and, as of March 31, 2012, was the general partner to two private investment funds for accredited investors with differing investment strategies. In connection with the funds, we formed the Trust, a Delaware business trust, to act as a bankruptcy remote for holding portions of Member Loans related to Certificates purchased by the funds separate and apart from the Member Loans and other assets of LendingClub. LendingClub and the Trust have entered into a servicing agreement whereby LendingClub services the loans acquired by the Trust in a manner identical to other loans; the Trust earns a servicing fee equal to 40 basis points, which is paid by LCA, the general partner of the funds.

We started offering the funds in February 2011 through a private placement. As of March 31, 2012, the funds had approximately $99 million in total assets under management by LCA with $5.3 million in escrow, which was contributed to the funds on April 1, 2012. LCA earns a management fee paid by the limited partners of the funds, which is based on the month-end capital account balances of each of the limited partners of each fund.

Fund Growth

We believe that the principal driver of the funds’ ability to increase assets is the investment performance track record of the Member Loans facilitated through the LendingClub platform. We have a historical ability to generate consistent, positive returns for our investors who purchased Notes from our platform. We also believe that our performance history is a key point of competitive differentiation for us.

Assets Under Management

LCA’s contribution to the Company’s overall consolidated financial results will be primarily driven by the combination of assets under management, the investment performance of the funds and the ability to attract additional investors. Competitive investment performance in rising markets and preservation of fund investor capital during periods of market volatility or decline are key determinates of the long term success of LCA’s business.

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

RISKS RELATING TO THE NOTES, AND THE CORRESPONDING MEMBER LOANS

ON WHICH THE NOTES ARE DEPENDENT

You may lose some or all of your initial purchase price for the Notes because the Notes are highly risky and speculative. Only investors who can bear the loss of their entire purchase price should purchase.

Notes are highly risky and speculative because payments on Notes depend entirely on payments to us of unsecured consumer finance obligations of individual borrowers and contemporaneous payments on the Notes, which are special, limited obligations of LendingClub. Notes are suitable purchases only for investors of adequate financial means. If you cannot afford to lose all of the money you plan to invest in Notes, you should not purchase Notes. You should not assume that a Note is appropriate for you as an investment vehicle just because it corresponds to a loan listed on our platform or is included in a portfolio built based upon your investment criteria through our portfolio building tool, Portfolio Tool.

Payments on each Note depend entirely on the payments, if any, we receive on the corresponding Member Loan related to that Note. If a borrower member fails to make any payments on the corresponding Member Loan related to your Note, you will not receive any payments on your Note.

We will make payments pro rata on a series of Notes, net of our service charge, only if we receive the borrower member’s payments on the corresponding Member Loan and such payments clear and therefore become available for distribution to investors. We will not pay to investors any unsuccessful payment fees, check processing fees, collection fees we or our third-party collection agency charge or payments due to our account of portions of the corresponding Member Loan, if any, funded by ourselves. If we do not receive payments on the corresponding Member Loan related to your Note, you will not be entitled to any payments under the terms of the Notes, and you will not receive any payments. The failure of a borrower member to repay a loan is not an event of default under the terms of the Notes.

The Notes are special, limited obligations of LendingClub only, and the Notes are not secured by any collateral or guaranteed or insured by any third party.

The Notes will not represent an obligation of borrower members or any other party except by us, and are special, limited obligations of LendingClub. The Notes are not secured by any collateral and are not guaranteed or insured by any governmental agency or instrumentality or any third party.

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

Moreover, unsecured Member Loans are obligations of borrower members to LendingClub as assignee of the loan’s promissory note from WebBank, or obligations of borrower members to the Trust as assignee of the loan’s promissory note from LendingClub. Member Loans are not obligations to holders of Notes. Holders of Notes will have no recourse against borrower members and no ability to pursue borrower members to collect payments under Member Loans. Holders of Notes may look only to LendingClub and the Trust, respectively, for payment of the Notes, and our obligation to pay the Notes is limited as described in this document. Furthermore, if a borrower member fails to make any payments on the Member Loan corresponding to a Note, the holder of that Note will not receive any payments on that Note. The holder of that Note will not be able to obtain the identity of the borrower member in order to contact the borrower member about the defaulted Member Loan. In addition, in the unlikely event that we receive payments on the corresponding Member Loan relating to the Notes after the final maturity date, you will not receive payments on the Notes after final maturity.

Our lending is a new lending method and our platform has a limited operating history. Borrowers may not view or treat their obligations to us as having the same significance as loans from traditional lending sources, such as bank loans and borrower loans may have a higher risk of default than loans of borrowers with similar credit scores to other lenders.

The investment return on the Notes depends on borrowers fulfilling their payment obligations in a timely and complete manner under the corresponding Member Loan. Borrowers may not view our lending obligations facilitated through our platform as having the same significance as other credit obligations arising under more traditional circumstances, such as loans from banks or other commercial financial institutions. If a borrower neglects his or her payment obligations on a Member Loan upon which payment of the corresponding Note is dependent or chooses not to repay his or her borrower loan entirely, you may not be able to recover any portion of your investment in a Note.

The initial maturity date and final maturity date for five year term loans is the same date. As such, you will not receive any payments we may receive after the maturity date of five year term loans.

The initial maturity date of all five year term loans will not be extended to a later date, so the initial maturity date of a five year term Member Loan will equal its initial maturity date, which is unlike the three year term loans where the initial maturity date may be extended. If a five year term loan was extended beyond five years, a portion of the interest paid would likely not be deductible by LendingClub. As a result, if we receive any principal and interest payments from a borrower after the maturity date of a five year term loan, we may retain 100% of these payments and are not obligated to distribute those payments to you.

Given the fact that we are not obligated to deliver any funds received by us after the final maturity date of a Note and we are responsible for collection efforts, a conflict of interest could exist as any delay in receiving borrower funds would result in additional money coming to us. There is, however, a significant mitigating factor to this potential conflict of interest. Without diligent collection efforts and success, fewer potential lenders will have the confidence to participate on the site, limiting our growth and long term profitability.

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

We obtain borrower member credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and assign one of 35 loan grades to loan requests, from A1 through G5, based on the reported credit score, other information reported by the consumer reporting agencies and the requested loan amount. A credit score or loan grade assigned to a borrower member may not reflect that borrower member’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the borrower member’s credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower member may have:

•	become delinquent in the payment of an outstanding obligation;

•	default on a pre-existing debt obligation;

•	take on additional debt; or

•	sustain other adverse financial events.

Moreover, investors do not, and will not, have access to consolidated financial statements of borrower members, or to other detailed financial information about borrower members.

Information supplied by borrower members may be inaccurate or intentionally false and should generally not be relied upon.

Borrower members supply a variety of information that is included in the borrower Member Loan listings on our website and in the posting reports and sales reports we file with the SEC. Other than as described below, we do not verify this information, and it may be inaccurate or incomplete. For example, we do not verify a borrower member’s stated social affiliations (such as educational affiliations), home ownership status, job title, employer or tenure, and the information borrower member’s supply may be inaccurate or intentionally false. Borrower members may misrepresent their intentions for the use of loan proceeds which also may result in us not obtaining certain fees from borrower members. Unless we have specifically indicated otherwise in a loan listing, we do not verify a borrower member’s stated income. For example, we do not verify borrower member paystubs, IRS Forms W-2, federal or state income tax returns, bank and savings account balances, retirement account balances, letters from employers, home ownership or rental records, car ownership records or any records related to past bankruptcy and legal proceedings. In the limited cases in which we have selected borrower members for income or employment verification, for the year ended March 31, 2012, approximately 60.1% of requested borrower members provided us with satisfactory responses to verify their income or employment; approximately 10.2% of requested borrower members withdrew their applications for loans, and approximately 29.7% of requested borrower members either failed to respond to our request in full or provided information that failed to verify their stated information, and we therefore removed those borrower Members’ Loan postings. The identity of borrower members is not revealed to investors, and investors also have no ability to obtain or verify borrower member information either before or after they purchase a Note. Potential investors may only communicate with borrower members through our website postings, and then only on an anonymous basis. While we may monitor website posting for appropriate content, we do not verify any information in the postings nor do we respond to requests from investor or borrower members in any posting and any response to the contrary should not be seen as accurate.

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

While we take precautions to prevent borrower member identity fraud, it is possible that identity fraud may still occur and adversely affect your ability to receive the principal and interest payments that you expect to receive on Notes.

We use identity checks with a third-party provider to verify each borrower member’s identity and credit history. Notwithstanding our efforts, there is a risk that identity fraud may occur and remain undetected by us. While we will repurchase Notes in limited identity fraud circumstances involving the corresponding Member Loan, we are not otherwise obligated to repurchase a Note from you for any other reason. From October 2008, when we commenced the issuance of Notes, through March 31, 2012, we had repurchased Notes relating to twenty four corresponding Member Loans in which identity fraud occurred. If we repurchase a Note based on identity fraud involving the corresponding Member Loan, you will only receive an amount equal to the outstanding principal balance of the Note.

We have the exclusive right to investigate claims of identity theft and determine, in its sole discretion, whether verifiable identity theft has occurred. As we are the sole entity with the ability to investigate and determine verifiable identity theft, which triggers its repurchase obligation, a conflict of interest exists as the denial of a claim under our identity theft guarantee would save us from the repurchase obligation. There are, however, three factors that mitigate the risk of this conflict. Without the protection offered by this guarantee, fewer potential lenders will have the confidence to participate on the site, limiting our growth and long term profitability. In addition, our relationship with WebBank includes a requirement – and accompanying audit function – to insure that claims of identity theft are thoroughly investigated and accurately reported. Finally, California statutes include severe penalties owed to the victim of identity theft if it is shown that a claim of identity theft was not adequately investigated or frivolously dismissed in the event we breach any of our other representations and warranties in the lender registration agreement pertaining to the Notes.

Our performance data about borrower member performance on our Member Loans is just over five years old. Default and charge-off rates on Member Loans may increase.

Due to our limited operational and loan origination history, we have limited historical performance data regarding borrower member performance on the Member Loans, and we do not yet know what the long-term loan loss experience may be. As of March 31, 2012, for only those loans that meet our current credit policy, our aggregate default and charged-off rate was 2.42% of the principal balance of loans. As of March 31, 2012, for all loans, our default and charged-off rate was 2.96% of the principal balanced of loans. These default and charge-off rates may increase in the future. In addition, as we do not have significant experience in the performance of five-year unsecured consumer loans, the future default rates on these loan types is uncertain and may exceed our current expectations. As actual loan loss experience increases on our platform, we may change how loan interest rates are set, and investors who have purchased Notes prior to any such changes will not benefit from these changes.

Default rates on Member Loans may increase as a result of economic conditions beyond our control and beyond the control of borrower members.

Member Loan default rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrower members. In particular, default rates on Member Loans on which the Notes are dependent may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, residential real estate values, the value of the U.S. dollar, energy prices, changes in consumer spending, the number of personal bankruptcies, disruptions in the credit markets and other factors. The significant downturn in the United States economy that occurred in the past several years caused default rates on consumer loans to increase, and a continuation of the downturn will likely result in continued high or increased Member Loan default rates.

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

We or the collection agency may not be able to recover some or all of the unpaid balance of a non-performing Member Loan. You must rely on the collection efforts from us and the designated collection agency, and you are not permitted to attempt to collect payments on the Member Loans in any manner.

If you decide to invest through the platform and concentrate your investment in a single Note, your entire return will depend on the performance of a single Member Loan.

Member Loans facilitated through our platform have a wide range of credit grades, and we expect that some borrower members will default on their Member Loans. If you decide to invest through the platform and concentrate your investment in a single Note your entire return will depend on the performance of a single Member Loan. For example, if you plan to purchase $100 of Notes, and choose to invest the entire $100 in a single Note instead of in four $25 Notes corresponding to the Member Loans of four different borrowers, your entire $100 investment will depend on the performance of a single Member Loan. Failing to diversify your investment increases the risk of losing your entire investment due to a single borrower member’s default, or a small number of borrower member defaults. Diversification, however, will not eliminate the risk that you may lose some, or all, of the expected principal and interest payments on the Notes.

In the unlikely event that we receive payments on the corresponding Member Loans relating to the Notes after the final maturity date, you will not receive payments on the Notes after final maturity.

Each Note will mature on its initial maturity date of either three or five years from its issuance date, unless any principal or interest payments in respect of the corresponding borrower loan remain due and payable to us upon the initial maturity date, in which case the maturity of the Note will be automatically extended to the final maturity date. If there are any amounts under the corresponding Member Loan still due and owing to us after the final maturity, we will have no further obligation to make payments on the Notes of the series, even if we receive payments on the corresponding Member Loan after the final maturity.

Given the fact that we are not obligated to deliver any funds received by us after the final maturity date of a Note and are responsible for collection efforts, a conflict of interest could exist as any delay in receiving borrower funds would result in additional money coming to us. There is, however, a significant mitigating factor to this potential conflict. Without diligent collection efforts and success, fewer potential lenders will have the confidence to participate on the site, limiting our growth and long term profitability.

The Member Loans on which the Notes are dependent do not restrict borrower members from incurring additional unsecured or secured debt, nor do they impose any financial restrictions on borrower members during the term of the Member Loan, which may impair your ability to receive the full principal and interest payments that you expect to receive on a Note.

All Member Loans are credit obligations of individual borrower members. If a borrower member incurs additional debt after obtaining a Member Loan through our platform, the additional debt may impair the ability of that borrower member to make payments on the borrower’s Member Loan and your ability to receive the principal and interest payments that you expect to receive on Notes dependent on those loans. In addition, the additional debt may adversely affect the borrower member’s creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of the borrower member. To the extent that the borrower member has or incurs other indebtedness and cannot pay all of its indebtedness, the borrower member may choose to make payments to other creditors, rather than to us.

As to these Member Loans, to the extent borrower members incur other indebtedness that is secured, such as mortgage, home equity or auto loans, the ability of the secured creditors to exercise remedies against the assets of the borrower member may impair the borrower member’s ability to repay the borrower loan on which your Note is dependent for payment. Since the Member Loans are unsecured, borrower members may choose to repay obligations under other indebtedness before repaying Member Loans facilitated through our platform because the borrower members have no collateral at risk. An investor will not be made aware of any additional debt incurred by a borrower member, or whether such debt is secured.

Member Loans do not contain any cross-default or similar provisions. If borrower members default on their debt obligations other than the Member Loans, the ability to collect on Member Loans on which the Notes are dependent may be substantially impaired.

The Member Loans do not contain cross-default provisions. A cross-default provision makes a default under certain debt of a borrower member an automatic default on other debt of that borrower member. Because the Member Loans do not contain cross-default provisions, a Member Loan will not be placed automatically in default upon that borrower member’s default on any of the borrower member’s other debt obligations, unless there are relevant independent grounds for a default on the Member Loan.

In addition, the Member Loans will not be referred to a third-party collection agency for collection because of a borrower member’s default on debt obligations other than the Member Loan. If a borrower member defaults on debt obligations owed to a third party and continues to satisfy payment obligations under the Member Loan, the third party may seize the borrower’s assets, subject to our security interest, or pursue other legal action against the borrower member before the borrower member defaults on the Member Loan. Payments on Notes may be substantially reduced if the borrower member subsequently defaults on the Member Loans and you may be unable to recoup any or all of your expected principal and interest payments on those Notes.

Borrower members may seek the protection of debtor relief under federal bankruptcy or state insolvency laws, which may result in the nonpayment of the Notes.

Borrower members may seek protection under federal bankruptcy law or similar laws. If a borrower member files for bankruptcy (or becomes the subject of an involuntary petition), a stay will go into effect that will automatically put any pending collection actions, on hold and prevent further collection action absent bankruptcy court approval. If we receive notice that a borrower member has filed for protection under the federal bankruptcy laws, or has become the subject of an involuntary bankruptcy petition, we will put the borrower Member’s Loan account into “bankruptcy status.” When we put a Member Loan into bankruptcy status, we terminate automatic monthly Automated Clearing House (“ACH”) debits and do not undertake collection activity without bankruptcy court approval. Whether any payment will ultimately be made or received on a Member Loan after a bankruptcy status is declared, depends on the borrower member’s particular financial situation and the determination of the court. It is possible that the borrower member’s personal liability on the Member Loan will be discharged in bankruptcy. In most cases involving the bankruptcy of a borrower member with an unsecured loan, unsecured creditors, including LendingClub and the Trust as holders of the Member Loans, will receive only a fraction of any amount outstanding on their Member Loans, if anything.

Federal law entitles borrower members who enter active military service to an interest rate cap and certain other rights that may inhibit the ability to collect on loans and reduce the amount of interest paid on the corresponding Notes.

Federal law provides borrower members on active military service with rights that may delay or impair our ability to collect on a borrower Member Loan corresponding to your Note. The Service members Civil Relief Act (“SCRA”) requires that the interest rate on preexisting debts, such as Member Loans, be set at no more than 6% while the qualified service member or reservist is on active duty. A holder of a Note that is dependent on such a Member Loan will not receive the difference between 6% and the original stated interest rate for the Member Loan during any such period.

This law also permits courts to stay proceedings and execution of judgments against service members and reservists on active duty, which may delay recovery on any Member Loans in default, and, accordingly, payments on Notes that are dependent on these Member Loans. If there are any amounts under such a Member Loan still due and owing to us after the final maturity of the Notes that correspond to the Member Loan, we will have no further obligation to make payments on the Notes, even if we later receive payments after the final maturity of the Notes. We do not take military service into account in assigning loan grades to borrower Member Loan requests. In addition, as part of the borrower member registration process, we do not request our borrower members to confirm if they are a qualified service member or reservists within the meaning of the SCRA.

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

Borrower Member Loan prepayment occurs when a borrower member decides to pay some or all of the principal amount on a Member Loan earlier than originally scheduled. A borrower member may decide to prepay all or a portion of the remaining principal amount at any time without penalty. In the event of a prepayment of the entire remaining unpaid principal amount of a Member Loan on which the Notes are dependent, you will receive your share of such prepayment, net of our 1.00% service fee applicable to Notes, but further interest will not accrue after the date on which the payment is made. If a borrower member prepays a portion of the remaining unpaid principal balance on a Member Loan on which the Notes are dependent, we will reduce the outstanding principal amount and interest will cease to accrue on the prepaid portion.

The combination of the reduced principal amount and the unchanged monthly payment cause the effective term of the Member Loan to decline. If a borrower member prepays a Member Loan in full or in part, you will not receive all of the interest payments that you originally expected to receive on Notes that are dependent on that Member Loan, and you may not be able to find a similar rate of return on another investment at the time at which the Member Loan is prepaid. Prepayments of loans passed onto Note holders are subject to our 1.00% service charge, even if the prepayment occurs immediately after issuance of your Note. The return on the Note may actually be negative if prepayment occurs within the first few months after issuance.

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

The Member Loans on which the Notes are dependent have a term of three or five years and bear fixed, not floating, rates of interest. If prevailing interest rates increase, the interest rates on Notes you purchased might be less than the current rate of return you could earn if you invested your purchase price in other investments. While you may still receive a return on your purchase price for the Notes through the receipt of amounts equal to the interest portion of a borrower member’s payments on the Member Loan, if prevailing interest rates exceed the rate of interest payable on the Member Loan, the payments you receive during the term of the Note may not reflect the full opportunity cost to you when you take into account factors such as the time value of money.

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

Your LendingClub investor account that enables you to purchase Notes represents an interest in a pooled demand deposit account maintained by us “in trust for” investors (“ITF account”) that does not earn interest. Similarly your investor account that enables you to purchase represents either a discrete or pooled demand deposit account maintained by an independent custodian “as custodian for” investors that does not earn interest. Investor funds committed to purchase Notes represent binding commitments, and such committed funds may not be withdrawn from member investor accounts (unless and until corresponding Member Loans included in the order are not funded, in which case the corresponding funds become available to the investor again). Funds committed to purchase Notes will not earn interest in the ITF account or custodial accounts, respectively, and interest will not begin to accrue on a Note until the corresponding Member Loan has closed and the Note is issued.

The Notes will not be listed on any securities exchange, will not be transferable except for Notes transferable through the Note Trading Platform by FOLIOfn, and must be held only by LendingClub investors. You should be prepared to hold the Notes you purchase until they mature.

The Notes will not be listed on any securities exchange. All Notes must be held by LendingClub members. The Notes will not be transferable except through the Note Trading Platform by FOLIOfn Investments, Inc. (“FOLIOfn”), a registered broker-dealer and the trading platform is not available to residents of all states. There can be no assurance that an active market for Notes will develop on the trading platform, that there will be a buyer for any particular Notes listed for resale on the trading platform or that the trading platform will continue to operate. Therefore, investors must be prepared to hold their Notes to maturity.

The U.S. federal income tax consequences of an investment in the Notes are uncertain.

There are no statutory provisions, regulations, published rulings, or judicial decisions that directly address the characterization of the Notes, or instruments similar to the Notes, for U.S. federal income tax purposes. However, although the matter is not free from doubt, we intend to treat the Notes as our indebtedness for U.S. federal income tax purposes. As a result of such treatment, the Notes will have original issue discount, or OID, for U.S. federal income tax purposes because payments on the Notes are dependent on payments on the corresponding Member Loan. Further, a holder of a Note, other than a holder that is holding the Note in a tax deferred account such as an IRA, will be required to include the OID in income as ordinary interest income for U.S. federal income tax purposes as it accrues (which may be in advance of interest being paid on the Note), regardless of such holder’s regular method of accounting. This characterization is not binding on the IRS, and the IRS may take contrary positions.

Any differing treatment of the Notes for U.S. federal income tax purposes could significantly affect the amount, timing and character of income, gain or loss in respect of an investment in the Notes. Accordingly, all prospective purchasers of the Notes are advised to consult their own tax advisors regarding the U.S. federal, state, local and non-U.S. tax consequences of the purchase and ownership of Notes (including any possible differing treatments of the Notes).

RISKS RELATED TO LENDINGCLUB AND THE LENDINGCLUB PLATFORM

As an online company in the early stages of development, we face increased risks, uncertainties, expenses and difficulties.

To be successful, the number of borrower members and investors and the volume of Member Loans facilitated through our platform will need to increase, which will require us to increase our facilities, personnel and infrastructure to accommodate the greater servicing obligations and demands on our platform. Our platform is dependent upon our website to maintain current listings and transactions in the Member Loans and Notes and Certificates. We must constantly add new hardware and update our software and website, expand our customer support services and retain an appropriate number of employees to maintain the operations of our platform, as well as to satisfy our servicing obligations on the Member Loans and make payments on the Notes and Certificates. If we are unable to increase the capacity of our platform and maintain the necessary infrastructure, you may experience delays in receipt of payments on the Notes and Certificates, and periodic downtime of our systems.

If we are unable to increase transaction volumes, our business and results of operations will be affected adversely.

To succeed, we must increase transaction volumes on our platform by attracting a large number of borrower members and investors in a cost-effective manner, many of whom have not previously participated in an online financial community. We have experienced a high number of inquiries from potential borrower members who do not meet our criteria for submitting a Member Loan request. We have also experienced, from time to time, Member Loan requests for amounts that exceed the aggregate amount of investor purchase commitments.

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

We may need to raise additional capital to fund our operations, and if we fail to obtain sufficient additional funding, we may be unable to continue our current level of growth and operations.

To date, our operating plan has relied on the raising of capital through debt and equity financings to finance our operations until we reach profitability and become cash-flow positive. We have raised approximately $84.8 million (net) through four preferred stock financings from inception through March 31, 2012. Our last preferred stock financings in fiscal year 2012 occurred from July 2011 through January 2012 when we raised a total of approximately $31.9 million, net of issuance costs, from the sale of approximately 9.0 million shares of our Series D Convertible Preferred Stock. Currently, we expect to become cash-flow positive during calendar year 2013 and believe that we have sufficient unrestricted liquidity to operate during that time. Our current operating plan calls for continued investments in technology, risk management and credit processing before we become cash-flow positive. If our assumptions regarding our growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to become cash-flow positive, and may consume our current liquidity resources and require that we raise additional capital.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.

The consumer lending market is competitive and rapidly changing. We expect competition to persist and intensify in the future, which could harm our ability to increase volume on our platform.

Our principal competitors include major banking institutions, credit unions, credit card issuers and other consumer finance companies, as well as other online lending platforms. Competition could result in reduced volumes, reduced fees or the failure of our online lending platform to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, in the future we may experience new competition from more established internet companies, such as Bill Me Later, Inc. eBay Inc., Google Inc. and Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If any of these companies or any major financial institution decided to enter the online lending business, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed.

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

We have incurred net losses in the past and we expect to incur net losses in the future. As of March 31, 2012, our accumulated deficit was $53.4 million and our total stockholders’ deficit was $48.5 million. Our net loss for the year ended March 31, 2012, was $11.9 million. Since inception we have operated at a net loss and a cash-flow deficit and expect to do so until sometime in calendar year 2013, depending on our growth strategy and our success in meeting such strategy. We believe that we have sufficient capital to operate during this period of continuing losses and cash-flow deficits. If our assumptions regarding our growth and operating plan are incorrect, we may need to slow our investment spending and / or find new funding to continue to operate our business. We currently believe that such funding would be available to us on terms that we would find acceptable. Any delay in securing, or failing to secure, any necessary funding could result in delays and operational slowdowns that could adversely affect the regularity of our processing payments, the cash flows on your investment and ultimately the value of your investment.

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

If we were to become subject to a bankruptcy or similar proceeding, the rights of the holders of the Notes could be uncertain, and payments on the Notes may be limited and suspended or stopped. The Notes are unsecured and holders of the Notes do not have a security interest in the corresponding Member Loans or the proceeds of those corresponding Member Loans. The recovery, if any, of a holder on a Note may be substantially delayed and substantially less than the principal and interest due and to become due on the Note. Even funds held by LendingClub in accounts “in trust for” the holders of Notes may potentially be at risk.

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

In a bankruptcy or similar proceeding of LendingClub, the holder of a Note may be delayed or prevented from enforcing LendingClub’s repurchase obligations in cases of confirmed identity fraud. In a bankruptcy or similar proceeding of LendingClub, any right of a holder of Note to require LendingClub to repurchase the Note as a result of a confirmed identity fraud incident may not be specifically enforced, and such holder’s claim for such repurchase may be treated less favorably than a general unsecured obligation of LendingClub as described and subject to the limitations in this “Risks Related to LendingClub and the LendingClub Platform – If we were to become subject to a bankruptcy or similar proceeding” section.

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

We rely on a third-party bank to disburse the net proceeds of newly originated Member Loans. Additionally, because we are not a bank, we cannot belong to and directly access the ACH payment network, and we must rely on an FDIC-insured depository institution to process our transactions, including loan payments and remittances to holders of the Notes. We currently use Wells Fargo Bank, N.A. for these purposes. Under the ACH rules, if we experience a high rate of reversed transactions (known as “chargebacks”), we may be subject to sanctions and potentially disqualified from using the system to process payments. We also rely on computer hardware purchased and software licensed from third parties to operate our platform. This purchased or licensed hardware and software may not continue to be available on commercially reasonable terms, or at all. If we cannot continue to obtain such services from this institution or elsewhere, or if we cannot transition to another processor quickly, our ability to process payments will suffer and your ability to receive principal and interest payments on the Notes will be delayed or impaired.

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

The highly automated nature of our platform may make it an attractive target and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. If a “hacker” were able to infiltrate our platform, you would be subject to an increased risk of fraud or borrower identity theft, and may experience losses on, or delays in the recoupment of amounts owed on, a fraudulently induced purchase of a Note and Certificates. Additionally, if a hacker were able to access our secure files, he or she might be able to gain access to your personal information. While we have taken steps to prevent such activity from affecting our platform, if we are unable to prevent such activity, the value in the Notes and our ability to fulfill our servicing obligations and to maintain our platform would be adversely affected.

Any significant disruption in service on our website or in our computer systems could reduce the attractiveness of our platform and result in a loss of members.

If a catastrophic event resulted in a platform outage and physical data loss, our ability to perform our servicing obligations would be materially and adversely affected. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new members and retain existing members. Our system hardware is hosted in a hosting facility located in Las Vegas, Nevada, owned and operated by SwitchNet. We also maintain a real time backup system located in Santa Clara, CA owned and operated by SAVVIS. SwitchNet does not guarantee that our members’ access to our website will be uninterrupted, error-free or secure. Our operations depend on SwitchNet’s ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. If our arrangement with SwitchNet is terminated, or there is a lapse of service or damage to SwitchNet facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities.

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

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key personnel, each of whom would be difficult to replace. In particular, our Founder and Chief Executive Officer is critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Mr. Laplanche or other executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

Neither the Notes or the related indenture restrict our ability to incur additional indebtedness. Any additional debt we incur may increase our risk of bankruptcy, which could impair your ability to receive the principal and interest payments you expect to receive on your Notes.

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

Our platform operates a novel program that must comply with regulatory regimes applicable to all consumer credit transactions. The novelty of our platform means compliance with various aspects of such laws is untested. Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of the Member Loans. Our platform is also subject to other federal and state laws, such as:

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

If our platform was found to violate a state’s usury laws, your investment may lose substantial value and you may lose all of the interest due on your Note.

The interest rates that are charged to borrowers and that form the basis of payments to investors on our Notes are based upon the ability of WebBank, the issuer of the loan, to export the interest rates of Utah to provide for uniform rates to all borrowers. Federal law provides WebBank the authority to charge these interest rates. The current rates offered by WebBank though our platform range from approximately 6% to 24%. Of the forty-three jurisdictions whose residents may obtain loans (including the District of Columbia), only seven states (Arizona, Nevada, New Hampshire, New Mexico, South Carolina, South Dakota and Utah) have no interest rate limitations on consumer loans, while all other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our platform. If a borrower were to successfully bring a claim against us for a state usury law violation and the rate on the loan and Note underlying that borrower was greater than that allowed under applicable state law, the value of your investment may decline as you would not receive the total amount of interest you expected from your investment, and in some cases you may not receive any interest or principal. We may also be subject to fines and penalties. Moreover, such a finding could substantially harm our ability to operate our business in the manner currently contemplated.

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

Several lawsuits have sought to re-characterize certain loan marketers and other originators as lenders. If litigation on similar theories were successful against us, borrower loans facilitated through our platform could be subject to state consumer protection laws in a greater number of states.

Several lawsuits have brought under scrutiny the association between high-interest “payday loan” marketers and out-of-state banks. These lawsuits assert that payday loan marketers use out-of-state lenders in order to evade the consumer protection laws imposed by the states where they do business. Such litigation has sought to re-characterize the loan marketer as the lender for purposes of state consumer protection law restrictions. Similar civil actions have been brought in the context of gift cards. We believe that our activities are distinguishable from the activities involved in these cases.

Additional state consumer protection laws would be applicable to the Member Loans facilitated through our platform if we were re-characterized as a lender, and the borrower loans could be voidable or unenforceable. In addition, we could be subject to claims by borrower members, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us. To date, no actions have been taken or threatened against us on the theory that we have engaged in unauthorized lending; however, such actions could have a material adverse effect on our business.

We have not reviewed our compliance with foreign laws regarding the participation of non-U.S. residents as investors on our platform.

From time to time, non-U.S. residents purchase Notes and Certificates directly on our platform. As of June 25, 2012, the percentage of Notes held (based upon dollar amounts) by such persons against all Notes issued since inception was approximately 3.0%. As we have not reviewed the compliance of these sales with applicable foreign laws, these sales of Notes could result in fines and penalties payable by us.

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

As a public reporting company, we face costly compliance burdens, requiring significant legal, accounting and other expenses. Our management and other personnel devote a substantial amount of time to SEC reporting compliance requirements. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for our fiscal year ending March 31, 2012, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404A of the Sarbanes-Oxley Act. Although through such testing we discovered no material weaknesses in internal control over financial reporting at March 31, 2012, subsequent testing by us or our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404A, we may incur substantial accounting expense, expend significant management time on compliance-related issues, and hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404A in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposes significant new regulations on the U.S. financial services industry, including aspects of our business and the markets in which we operate. The Dodd-Frank Act imposes a wide array of regulations covering, among other things: (i) oversight and regulation of systemic market risk (including the power to liquidate certain financial institutions); (ii) authorizes the Federal Reserve to regulate certain non-bank financial institutions; generally prohibits insured depositary institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds; (iii) imposes new registration, recordkeeping and reporting on private fund investment advisers; (iv) imposes minimum equity retention requirements for issues of asset-backed securities; (v) establishes a new bureau of consumer financial protection; and (vi) establishes new requirements and higher liability standards on credit rating agencies.

The Dodd-Frank Act provides that non-bank financial companies may be evaluated for designation as systemically significant financial institutions subject to enhanced supervisory standards. If we were to be designated as a systemically significant financial institution we would be subject to increased costs of doing business by virtue of fees and assessments associated with such designation as well as by virtue of increased regulatory compliance costs, all of which would be likely to adversely affect our competitive position.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The information set forth in Item 1 under the caption “Item 1. Business – About LendingClub – Facilities” is incorporated herein by reference.

Item 3. Legal Proceedings

The information set forth in Item 1 under the caption “Item 1. Business – About LendingClub – Legal Proceedings” is incorporated herein by reference.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-151827) that was declared effective by the SEC on October 10, 2008. The offering was a continuous offering. From October 13, 2008 to March 31, 2012, we sold $437,824,415 in principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. In connection with the offering, we incurred estimated expenses of approximately $5,147,246, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding Member Loan at fair value through the LendingClub platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. On October 7, 2011, we filed a new Registration Statement registering $1,000,000,000 in principal amount of Notes (Registration Statement No. 333-177230) that was declared effective by the SEC on April 10, 2012.

We have no publicly traded equity securities. At March 31, 2012, there were 41 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.

From July 2011 through January 2012, we issued and sold 9,007,678 shares of our Series D Preferred Stock, par value $0.01 per share for aggregate gross proceeds to LendingClub of approximately $32.0 million pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. In connection with our private placement of Series D convertible preferred stock, we incurred transaction expenses of approximately $0.1 million that were recorded as an offset to gross proceeds.

On June 1, 2012, we issued 2.5 million shares of Series E convertible preferred stock for aggregate net cash consideration of approximately $17.4 million. See Note 19 – Subsequent Events for more details.

Item 6. Selected Financial Data

Not applicable for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Consolidated Operations” as well as in Part I Item 1A, “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for our products and services; the intensity of competition; our ability to effectively expand and improve internal infrastructure; and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part I Item 1A, “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update these forward-looking statements.

Overview

We are an online financial platform. We allow qualified borrower members to obtain unsecured consumer loans (which we refer to as “Member Loans”) with interest rates that they find attractive. We were incorporated in Delaware in October 2006, and in May 2007, began operations. In August 2007, we conducted a venture capital financing round and expanded our operations with the launch of our public website, www.lendingclub.com. From the launch of our platform in May 2007 until April 7, 2008, our platform allowed investor members to purchase assignments of Member Loans directly. Since October 13, 2008, investors have had the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by us, with each series of Notes corresponding to an individual Member Loan facilitated through our platform. The Notes are unsecured, are dependent for payment, in both timing and amount, on the related Member Loan and offer interest rates and credit characteristics that the investors find attractive. We charge servicing fees to investors in Notes equal to a set percentage of the cash flows received on the related Member Loans. The majority of Member Loans originated since October 13, 2008, have been financed by Notes. As discussed more fully below, beginning in March 2011, Member Loans have also been financed by Trust Certificates (“Certificates”), which also are dependent for payment on related Member Loans. Since November 2007, we have also financed portions of certain Member Loans ourselves using sources of funds other than Notes or Certificates. We receive the same terms on Member Loans that we finance as the terms received by other Note investors.

All Member Loans are unsecured obligations of individual borrower members with fixed interest rates, three-year or five-year maturities, minimum amounts of $1,000 and maximum amounts up to $35,000. The Member Loans are posted on our website and since December 2007, pursuant to an agreement with WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, approved loans are funded and issued by WebBank and sold to us immediately after closing. As a part of operating our lending platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of Member Loans. Also, after acquiring the Member Loans from WebBank, we service the Member Loans on an ongoing basis.

As of March 31, 2012, the lending platform has facilitated 50,611 Member Loans totaling approximately $570 million since our launch in May 2007. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that as of March 31, 2012, we do not currently offer Member Loans in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.

The Company established a wholly-owned subsidiary, LC Advisors, LLC, a California limited liability company (“LCA”), a registered investment adviser, in October 2010 for the purpose of expanding the pool of investor capital to invest in Notes and similar obligations. The Company established LC Trust I (“Trust”), a Delaware business trust in February 2011 to acquire and hold Member Loans for the sole benefit of investors that purchase Certificates issued by the Trust and which are related to the underlying Member Loans. The Certificates may only be settled with cash flows from the related Member Loans held by the Trust consistent with the member payment dependent design of the Notes; Certificate holders do not have recourse to the general credit of the Trust, Company or other investors.

In February and March 2011, LCA became the general partner in two investment funds offered through private placements that were formed to enable accredited investors to invest in Certificates. As of March 31, 2012, the two investment funds had approximately $99 million in total assets under management by LCA, of which approximately $93 million consisted of investments in Certificates and the remainder in cash awaiting investment. In addition, the two investment funds were holding approximately $5.3 million in escrow, which was contributed to the funds on April 1, 2012. LCA earns a management fee paid by the limited partners of the funds, which is based on the month-end capital account balances of the limited partner investors in each fund.

We have a limited operating history and have incurred net losses since our inception. Our net loss was approximately $11.9 million for the year ended March 31, 2012. We earn revenues from fees, primarily loan origination fees charged to borrower members, investor servicing fees and, beginning in 2011, management fees charged to limited partners in two private investment funds that purchase Certificates. We also earn net interest income on Member Loans on our balance sheet. Over time, we expect that the number of borrower and investor members and the volume of Member Loans facilitated through our platform will increase, and that we will generate increased revenue from borrower origination fees, investor service fees and management fees.

To date, we have funded our operations primarily with proceeds from our credit facilities and debt and equity issuances, which are described under “Liquidity and Capital Resources.” From inception of the Company through March 31, 2012, we have raised approximately $84.8 million (net) through preferred equity financings. During the year ended March 31, 2012, we issued and sold via private placement a total of 9,007,678 shares of Series D convertible preferred stock for aggregate cash consideration of $32,043,771, less total transaction expenses of approximately $98,000 that were recorded as a reduction to gross proceeds. The remaining borrowing capacity under our non-revolving credit facilities is zero, and the outstanding balance of $0.4 million will be paid in full by July 31, 2012.

Our operating plan allows for a continuation of the strategy of raising capital through debt and equity financings to finance our operations until we reach profitability and become cash-flow positive, which we expect to occur during calendar year 2013. Our current operating plan calls for continued investments in technology, risk management and credit processing before we become cash-flow positive. If our assumptions regarding our growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to become cash-flow positive, and our current liquidity resources may be consumed.

On June 1, 2012, we issued 2.5 million shares of Series E convertible preferred stock for aggregate net cash consideration of approximately $17.4 million. See Note 19 – Subsequent Events for more details.

Significant Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies which are more fully described in Note 2 to our consolidated financial statements reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) fair value determination; (3) allowance for loan losses; and (4) share-based compensation. These estimates and assumptions are inherently subjective in nature, actual results may differ from these estimates and assumptions, and the differences could be material.

Member Loans at Fair Value

We have elected fair value accounting for the vast majority of Member Loans facilitated through the platform since October 13, 2008, including all Member Loans originated since October 1, 2011, and all related Notes and Certificates. The fair value election for these Member Loans, Notes and Certificates allows symmetrical accounting for the timing and amounts recognized for both expected unrealized losses and realized losses on the Member Loans and the related Notes and Certificates, consistent with the member payment dependent design of the Notes and Certificates. All of our Member Loans are unsecured but the gross potential credit risk to the Company from Member Loans is significantly mitigated to the extent that loans are financed by Notes or Certificates that absorb the loans’ credit losses pursuant to the member payment dependency provision.

Absent the fair value elections for both Member Loans at fair value and the related Notes and Certificates, Member Loans held for investment would be accounted for at amortized cost and would record loan loss provisions for estimated expected losses, but the related Notes and Certificates also accounted for at amortized cost would recognize the losses passed-through by the related loans only when and in amounts of the loans actually charged-off, thereby resulting in a mismatch in the timing and amounts of loss recognition between a Member Loan and related Notes and Certificates, which is not an appropriate representation for instruments that are designed to have linked cash flows and loss realization. The loan origination fees for Member Loans at fair value are recognized as a component of non-interest revenue at the time of the loan origination. The costs to originate Member Loans at fair value are recognized in operating expenses as incurred. Interest income on Member Loans at fair value is recorded as earned. The remaining Member Loan originations have been accounted for at amortized cost as explained more fully below.

When we receive payments of principal and interest on Member Loans at fair value, we remit principal and interest payments on related Notes and/or Certificates, net of any applicable servicing fee on the payments received on the Member Loans at fair value. The principal payments reduce the carrying values of both the Member Loans at fair value and the related Notes and Certificates. Servicing fees withheld from payments made to Note investors are recorded as a component of non-interest revenue when received. Management fees from Certificate investors are recognized as a component of non-interest revenue when earned.

We include in earnings the estimated unrealized fair value gains or losses during the period of Member Loans at fair value, and the offsetting estimated fair value losses or gains attributable to the expected changes in future payments on Notes and Certificates.

At March 31, 2012, we estimated the fair values of Member Loans at fair value and their related Notes and Certificates using a discounted cash flow valuation methodology. The estimated fair values of Member Loans are computed by projecting the future contractual cash flows to be received on the loans, adjusting those cash flows for our expectations of prepayments (if significant) and defaults and losses over the life of the loans, and discounting those projected net cash flows to a present value, which is the estimated fair value. Our expectation of future defaults and losses on loans is based on analyses of actual defaults and losses that occurred on the various credit grades of Member Loans over the past several years. The discount rates for the projected net cash flows of the Member Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Member Loans.

Our obligation to pay principal and interest on any Note and Certificate is equal to the pro-rata portion of the payments, if any, received on the related Member Loan at fair value, net of any applicable servicing fee. The gross effective interest rate associated with a Note or a Certificate is the same as the interest rate earned on the related Member Loan at fair value. At March 31, 2012, the discounted cash flow methodology used to estimate the Notes’ and Certificates’ fair values uses the same projected net cash flows as their related Member Loans. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return, including any applicable risk premiums, if significant, that investors in unsecured consumer credit obligations would require when investing in Notes issued by LendingClub or Certificates issued by the Trust, with cash flows dependent on specific credit grades of Member Loans.

For additional discussion on this topic, including the adjustments to the estimated fair values of Loans at fair value and Notes at fair value as of March 31, 2012, as discussed below, see Results of Operations and Note 5 – Member Loans at Fair Value and Notes and Certificates at Fair Value.

Member Loans at Amortized Cost

The loan origination fees for Member Loans at amortized cost are deferred at origination and, with the related deferred loan origination costs, are amortized to interest income over the contractual lives of the loans using a method that approximates the effective interest method, which loans currently have original terms of 36 or 60 months. We record interest income on Member Loans at amortized cost as earned. Loans reaching 120 days delinquent are classified as nonaccrual loans, and we stop accruing interest and reverse all accrued but unpaid interest after such date.

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

We changed our accounting policy to elect fair value accounting for all loans facilitated through the platform on and after October 1, 2011. We expect the remaining balance of Member Loans at amortized cost to decline to zero over the next several years.

Change in Accounting Policy for Stock Compensation Expense in Year Ended March 31, 2011

In fiscal year 2011, we had a change in accounting policy for how we account for the compensation expense of our stock options. In prior years, we used the graded method to calculate our stock compensation expense; however, in 2011, we changed our methodology by using the straight line method. Adopting this new accounting policy did not have a material impact on the consolidated financial statements for all periods presented. See Note 2 – Summary of Significant Accounting Policies – Change in Accounting Policy in the notes to the consolidated financial statements for further discussion of this change in accounting policy.

Results of Operations

Revenues

Our business model consists primarily of charging fees to both borrower members and investor members for transactions through or related to our platform. During the fiscal years ended March 31, 2012 and 2011, we facilitated the origination of $321.1 million and $148.8 million of loans, respectively, on our lending platform, an increase of 115.8% in the fiscal year ended March 31, 2012, compared to the fiscal year ended March 31, 2011.

Upon issuance of a loan, the borrower member pays a fee to us for providing the services of arranging the Member Loan. The loan origination fee charged to each borrower member is determined by the term and credit grade of that borrower member’s loan and as of March 31, 2012, ranged from 1.11% to 5.00% of the aggregate Member Loan amount. The loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member.

Investor members that purchase Notes pay servicing fees to us on the payments for the related Member Loans and maintaining account portfolios. Beginning in March 2011, we began charging limited partners in two private investment funds monthly management fees that are based on the month-end balances of their partners’ capital accounts. These management fees, which are charged in lieu of servicing fees on the Certificates purchased by the Funds and other Certificate investors, are recorded in other revenue.

To a lesser extent, we also generate revenue from net interest income that is primarily earned on Member Loans that we finance with sources of funds other than Notes and Certificates.

Loan Origination Fees

Our borrower members pay a one-time origination fee to us for arranging a Member Loan. This fee is determined by the term and loan grade of the Member Loan.

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

Loan origination fees on Member Loans at fair value are recognized as a component of non-interest revenues at the time of loan origination and were $13,700,650 and $5,940,149 for the years ended March 31, 2012 and 2011, respectively, an increase of 130.6%. The increase in these loan fees was primarily due to an increase in origination volumes of Member Loans at fair value during the year ended March 31, 2012, to $320.0 million versus originations of $142.3 million for the year ended March 31, 2011, an increase of 124.8%. The average loan origination fees were 4.28% and 4.17% of the principal amount of Member Loans at fair value originated for the years ended March 31, 2012 and 2011, respectively. The increase in the average loan origination fee in the current period was primarily due to an increase in the origination of five year loans that carry higher origination fees than three year loans of the same credit grade.

Loan origination fees on Member Loans at amortized cost are netted against the direct loan origination costs, deferred and the net amount is amortized to interest income over the life of the Member Loans at amortized cost. Because of the election of fair value accounting for all loan originations on and after October 1, 2011, there was an insignificant amount of origination fees received on the approximately $1.1 million of Member Loans at amortized cost originated during the year ended March 31, 2012.

Servicing fees on Notes at Fair Value

Beginning with the issuance of Notes at fair value on October 13, 2008, we began charging investor members an ongoing service fee for Notes purchased through our platform. The servicing fee offsets the costs we incur in servicing the related Member Loans at fair value, including managing payments from borrower members, payments to the investor members and maintaining investors’ account portfolios. This service fee is charged based on payment amounts serviced by us on behalf of a Note investor in respect of a Member Loan.

The servicing fees earned from Note holders that relate to cash flows serviced on related Member Loans at fair value were $1,221,861 and $580,047 as of March 31, 2012 and 2011, respectively, an increase of 110.6%. The increases in the servicing fees earned from Note holders were primarily due to increased balances of Notes outstanding during the year ended March 31, 2012, versus the year ended March 31, 2011. The amount of servicing fees earned depends on the balances of Notes that have explicit servicing fees, versus holders of Certificates that pay management fees, and the average servicing fee paid by the Note holders.

Management Fees

Beginning in March 2011, we began charging Certificate holders a management fee based on their month-end capital account balances in lieu of paying servicing fees. We earned management fees from investors in Certificates totaling $206,458 and $461 for the years ended March 31, 2012 and 2011, respectively.

Net Interest Income

The following table summarizes interest income, interest expense and net interest income for the years ended March 31, 2012 and 2011 as follows:

	For the Years Ended March 31,
	2012	2011
Interest Income
Member Loans at fair value	$31,912,093	$11,907,465
Member Loans at amortized cost, net	724,227	803,192
Cash and cash equivalents	23,590	33,139

Total Interest Income	32,659,910	12,743,796

Interest Expense
Notes and Certificates at fair value	(31,776,784)	(11,739,545)
Loans payable	(253,434)	(975,324)

Total Interest Expense	(32,030,218)	(12,714,869)

Net Interest Income	$629,692	$28,927

We had net interest income of $629,692 and $28,927 for the years ended March 31, 2012 and 2011, respectively. Net interest income increased in the year ended March 31, 2012, when compared to the prior year primarily due to the reduction in interest expense on high-cost loans payable as such loans were paid down and replaced by non-interest-bearing sources of funds. We expect that net interest income, primarily related to interest income on Member Loans at fair value and interest expense on Notes and Certificates at fair value, will continue to diminish as a percentage of overall net revenues as we grow our platform due to the relationship of interest payments on Member Loans at fair value and interest payments on Notes and Certificates at fair value.

The following table presents the average balances of interest-earning assets and interest-bearing liabilities, the components of interest income, interest expense, and net interest income as of March 31, 2012 and 2011:

	Average Balances of Interest-Bearing Assets & Liabilities, Yields and Costs
	Year Ended March 31, 2012			Year Ended March 31, 2011
	Estimated Average Balance [1]	Interest Income / (Expense)	Average Yield / Cost [2]	Estimated Average Balance [1]	Interest Income / (Expense)	Average Yield / Cost [2]
Interest-Earning Assets:
Member Loans at fair value	$249,344,943	$31,912,093	12.80%	$106,473,088	$11,907,465	11.18%
Member Loans at amortized cost	3,879,069	724,227	18.67%	6,878,779	803,192	11.68%
Cash and cash equivalents	24,290,810	23,590	0.10%	18,785,176	33,139	0.18%

Total Interest-Earning Assets	$277,514,822	32,659,910	11.77%	$132,137,043	12,743,796	9.64%

Interest-Bearing Liabilities:
Notes and Certificates at fair value	$247,748,347	$(31,776,784)	12.83%	$106,401,734	$(11,739,545)	11.03%
Loans payable	1,425,844	(253,434)	17.77%	5,612,464	(975,324)	17.38%

Total Interest-Bearing Liabilities	$249,174,191	(32,030,218)	12.85%	$112,014,198	(12,714,869)	11.35%

Net Interest Income		$629,692			$28,927

Net Interest Spread [3]			-1.08%			-1.71%

Net Interest Margin [4]			0.23%			0.02%

1.	The estimated average balance represent the average of the month-end balances from the beginning through the end of the period.
2.	Yields and costs are annualized based on actual number of days in the period.
3.	Net interest spread equals the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
4.	Net interest margin equals net interest income divided by average interest-earning assets, annualized.

The yield on average interest-earning assets rose 2.13% to 11.77% for the year ended March 31, 2012 as compared to 9.64% the prior year, primarily due to the increase in the proportion of balances in higher-yielding Member Loans relative to the balances in low-yielding cash and cash equivalents.

The cost of average interest-bearing liabilities increased 1.50% to 12.85% for the year ended March 31, 2012, from 11.35% for the prior year, as the decline in the proportion of balances in high-cost loans payable only partially offset the 1.80% increase in the average interest cost of Notes and Certificates to 12.83% from 11.03%.

As a result of the factors described above, the net interest margin for the year ended March 31, 2012, rose to 0.23% from 0.02% for the preceding year.

Interest Income on Member Loans at Fair Value

We record interest income from Member Loans at fair value. For the years ended March 31, 2012 and 2011, we recorded interest income from Member Loans at fair value, excluding loan origination fees, of $31,912,093 and $11,907,465, respectively. The increase in interest income in the year ended March 31, 2012, compared to the prior year is primarily due to the significant increase in the outstanding balances of Member Loans at fair value. The estimated average balance of Member Loans at fair value outstanding during the year ended March 31, 2012, was $249.3 million as compared to an estimated average balance of $106.5 million in the prior year, an increase of 134.2%.

Interest Earned on Member Loans at Amortized Cost

Between April 7, 2008 and October 13, 2008, while we sought to register the offering of the Notes, we financed Member Loan originations with sources of funds other than Notes, which generate interest income on Member Loans at amortized cost. Subsequent to the effectiveness of our registration statement related to our Notes in October 2008, we periodically provided funds to originate some Member Loans at amortized cost. However, as we have increased our investor marketing efforts to increase the issuance of Notes and Certificates to finance loans, the originations and outstanding balances of Member Loans at amortized cost have diminished. As noted earlier, we changed our accounting policy to elect fair value accounting for all loans originated on and after October 1, 2011. Accordingly, for the years ended March 31, 2012 and 2011, we facilitated through our platform $1,063,821 and $6,457,300 of Member Loans at amortized cost, respectively. We expect the remaining balance of Member Loans at amortized cost to decline to zero over the next several years.

For the years ended March 31, 2012 and 2011, we recorded interest income on Member Loans at amortized cost, including the amortization of deferred net loan origination fees and costs, of $724,227 and $803,192, respectively. The decline in interest income on Member Loans at amortized cost is primarily due to the decline in the estimated average balances of Member Loans at amortized cost for the year ended March 31, 2012, $3.9 million, versus the estimated average balances in the year ended March 31, 2011, of $6.9 million, which was offset by more rapid amortization of the net deferred origination fees into interest income during the year ended March 31, 2012.

Interest Earned on Cash and Investments

Interest income from cash and cash equivalents is recognized as it is earned. For the year ended March 31, 2012, we recognized $23,590 of interest income earned on cash and cash equivalents. Comparatively, for year the ended March 31, 2011, we recognized $33,139 in interest income earned on cash and cash equivalents. The differences in interest income are a function of the balances of interest-bearing cash deposits on hand. We do not expect interest income from cash and cash equivalents to be a significant part of our future revenue.

Interest Expense on Notes and Certificates

We record interest expense on the Notes issued by LendingClub and, beginning in March 2011, we began recording interest expense on Certificates issued by the Trust. We recorded total interest expense for Notes and Certificates of $30,554,923 and $11,159,498, respectively, as of March 31, 2012 and 2011. The increase in interest expense in the year ended March 31, 2012, compared to the prior year is primarily due to the significant increase in the outstanding balances of Notes and Certificates at fair value. The estimated average balance of Notes and Certificates at fair value outstanding during the year ended March 31, 2012, was $247.7 million as compared to an estimated average balance of $106.4 million in the prior year, an increase of 132.8%.

Interest Expense on Loans Payable

Interest expense, other than that described above with regard to Notes and Certificates at fair value, consists primarily of cash and non-cash interest expense on loans payable. For the years ended March 31, 2012 and 2011, we paid cash interest of $159,974 and $702,694, respectively, for interest due on our loans payable. For the years ended March 31, 2012 and 2011, we also recorded $93,460 and $272,630 respectively, for non-cash interest expense related to debt discounts due to warrants related to our loans payable.

We have no additional availability under the loan payable agreements outstanding at March 31, 2012, all of which mature and will be paid off by July 31, 2012.

Fair Value Adjustments on Member Loans at Fair Value and Notes and Certificates at Fair Value

As discussed earlier, at March 31, 2012, we estimated the fair values of Member Loans and their related Notes and Certificates using a discounted cash flow valuation methodology. The fair valuation methodology considers projected prepayments, if significant, and uses the historical actual defaults and losses on our loans over the past several years to project future losses and net cash flows on loans. The evolution and improvement of our credit risk management policies and practices over the past several years has resulted in improving loss (charge-off) rates on loans in recent years. Accordingly, the fair valuation methodology projects lifetime losses on loans based on the historical, improving loss rates.

Fair value adjustment gains/(losses) for Member Loans at fair value were $(6,731,732) and $(8,947,051) for the year ended March 31, 2012 and 2011, respectively.

Fair value adjustment gains/(losses) for Notes and Certificates were $6,731,206 and $8,932,088 for the years ended March 31, 2012 and 2011, respectively.

The fair value adjustments for Member Loans at fair value were largely offset by the fair value adjustments of the Notes and Certificates at fair value due to the member payment dependent design of the Notes and Certificates, and because the principal balances of the Member Loans at fair value were very close to the combined principal balances of the Notes and Certificates. Accordingly, the net fair value adjustment gains/(losses) for Member Loans and Notes and Certificates were $(526) and $(14,963) for the years ended March 31, 2012 and 2011, respectively.

Provision for Loan Losses

Loan loss provisions arise only for Member Loans at amortized cost. Loan loss provisions were $367,776 and $430,652 for the years ended March 31, 2012 and 2011, respectively. The decline in the total loan loss provisions for Member Loans at amortized cost in the year ended March 31, 2012, compared to the loss provisions in the year ended March 31, 2011, was primarily due to the lower principal balances of loans outstanding in the current year versus the preceding year, which was partially offset by higher specific loss reserve provisions on impaired loans (as a percent of principal balance) in the current year versus the preceding year.

The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of expected credit losses inherent in the portfolio of Member Loans at amortized cost that we hold for investment and is based on a variety of factors, including the composition and quality of the loan portfolio, loan specific information gathered through our collection efforts, delinquency levels, our historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions. Determining the adequacy of the allowance for loan losses is subjective, complex, and requires judgment by management about the effect of matters that are inherently uncertain (see Note 2 – Summary Significant Accounting Policies – Allowance for Loan Losses).

As discussed above, expected losses on Member Loans at fair value are recognized through their fair value adjustments and are offset to the extent that the loans are financed by Notes and/or Certificates that absorb the related expected loan losses.

Operating Expenses

The following table summarizes our operating expenses as of March 31, 2012 and 2011:

	Years Ended March 31,
	2012	2011	% change
Sales, marketing and customer service	$17,669,602	$11,855,890	49.0%
Engineering	2,711,627	1,951,987	38.9%
General and administrative	7,360,212	3,938,113	86.9%

Total operating expenses	$27,741,441	$17,745,990	56.3%

Sales, Marketing and Customer Service Expense

Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, member support, credit, collections, and operations personnel, costs of marketing campaigns and costs of borrower acquisitions such as credit scoring and screening. Sales, marketing and customer service expenses for the years ended March 31, 2012 and 2011, were $17,669,602 and $11,855,890, respectively, an increase of 49.0%. The increase in spending during the fiscal year ended March 31, 2012 relative to the fiscal year ended March 31, 2011, largely occurred in three areas: increases in personnel-related expenses, increases in platform-related spending such as customer credit scoring and platform hosting costs, and increases in spending on marketing programs to attract borrowers.

Engineering Expense

Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of engineering personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Engineering expenses for the year ended March 31, 2012 and 2011, were $2,711,627 and $1,951,987, respectively, an increase of 38.9%. The increase for the year ended March 31, 2012 versus the year ended March 31, 2011, was primarily due to increased staffing costs, including contract labor and expensed equipment. We expect these expenses to continue to increase as we grow our business and enhance our platform.

General and Administrative Expense

General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expenses for the years ended March 31, 2012 and 2011, were $7,360,212 and $3,938,113, respectively, an increase of 86.9%. The increase was primarily the result of higher expenses for personnel in operations, credit, risk management, treasury and accounting, as well as higher costs for facilities costs, licenses, permit and fees and bank service charges. These costs were offset, however, by a drop in outside legal as we relied more heavily in-house legal counsel in fiscal 2012 as compared to 2011. We expect that general and administrative expenses will decrease as a percentage of overall operating expenses as we grow our sales efforts in greater proportion than our general and administrative expenses.

Liquidity and Capital Resources

	Years Ended March 31,
Cash flows:	2012	2011	Change
Net Loss	$(11,944,049)	$(11,300,143)	$(643,906)
Net Non-Cash (Revenues) / Expenses and Changes in Operating Assets and Liabilities	1,393,257	1,795,896	402,639

Net Cash Used in Operating Activities	$(10,550,792)	$(9,504,247)	$(1,046,545)

Net Cash Used in Investing Activities	$(218,805,910)	$(100,890,314)	$(117,915,596)
Add back origination of Member Loans at fair value	320,014,162	142,339,378	177,674,784
Add back origination of Member Loans at amortized cost	1,063,821	6,457,300	(5,393,479)
Subtract repayment of Member Loans at fair value	(105,306,238)	(42,644,778)	(62,661,460)
Subtract repayment of Member Loans at amortized cost	(1,349,336)	(4,934,504)	3,585,168

Net Cash Provided By / (Used in) Investing Activities after removing activity related to Member Loans	$(4,383,501)	$327,082	$(4,710,583)

Net Cash Provided by Financing Activities	$247,265,413	$121,158,044	$126,107,368
Subtract origination of Notes and Certificates at fair value	(319,703,552)	(150,619,450)	(169,084,102)
Add back repayment of Notes and Certificates at fair value	101,949,806	47,951,608	53,998,198

Net Cash Provided by Financing Activities after removing activity related to Notes and Certificates at fair value	$29,511,667	$18,490,202	$11,021,465

Net cash used in operating activities increased to $10,550,792 in the year ended March 31, 2012, from $9,504,247 in the year ended March 31, 2011. Net Non-Cash (Revenues) / Expenses and Changes in Operating Assets and Liabilities of $1,393,257 in the year ended March 31, 2012 included non-cash expenses of: (i) $367,776 of provisions for loan losses on Member Loans at amortized cost; (ii) $641,054 of stock based compensation expense; (iii) $93,461 of amortization of debt discounts; and (iv) $149,906 of depreciation expense. Similarly, non-cash expenses in the year ended March 31, 2011 included: (i) $430,652 provisions for loan losses on Member Loans at amortized cost; (ii) $210,591 of stock based compensation expense; (iii) $272,630 of amortization of debt discounts; (iv) $78,754 of depreciation expense; and (v) $199,005 of other non-cash expenses, primarily capitalized interest on loans payable.

Net cash used in investing activities for the year ended March 31, 2012 and 2011 were $218,805,910 and $100,890,314, respectively. However, after removing activity related to the Member Loans, which activity was mostly offset by corresponding activity related to the Notes and Certificates reflected in our cash flow from financing activities, the remaining amounts of cash provided by / (used for) investing activities for the year ended March 31, 2012 and 2011, were $(4,383,501) and $327,082, respectively. The net cash used in investing activities in the year ended March 31, 2012 was primarily related to purchases of property and equipment and increases in restricted cash. In the year ended March 31, 2011, a net reduction in restricted cash more than offset the amount of purchases of property and equipment.

Net cash provided by financing activities for the year ended March 31, 2012 and 2011, were $247,265,413 and $121,158,044, respectively. However, after excluding activity related to the Notes and Certificates, which is mostly offset by corresponding activity related to our Member Loans at fair value (reflected in our cash flows from investing activities), the remaining amounts for the year ended March 31, 2012 and 2011, were $29,511,667 and $18,490,202, respectively. Cash provided by financing activities after excluding activity related to the Notes and Certificates consisted primarily of the excess of the proceeds from the issuance of our Series D Preferred Stock over the repayment of loans payable for the year ended March 31, 2012, and, for the year ended March 31, 2011, the excess of the proceeds from the issuance of our Series C Preferred Stock over the repayment of loans payable.

We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future as we grow our platform. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to continue to fund Member Loans on the platform we will hold for investment to the extent the loans are not funded by investors other than us. To date, we have funded our cash requirements with proceeds from our loan borrowings, debt issuances, and the sale of equity securities. At March 31, 2012 and 2011, we had $4,862,000 and $862,000, respectively, in restricted cash. The increase in restricted cash at March 31, 2012 was primarily due to the pledges of $3.0 million of our funds as security for WebBank and approximately $1.7 million as security for Wells Fargo that clears our borrowers’ and investors’ cash transactions. We primarily hold our excess cash in short-term interest-bearing money market funds.

Additionally, at March 31, 2012, we have a deposit of $885,435 placed with a nationally-recognized payment services provider we use for transactions related to our platform. The deposit is required pursuant to the agreement with the payment services provider, serves as collateral for the protection of the payment services provider and our members, and is restricted as to withdrawal. The deposit is ongoing throughout the term of the contract and the amount of the deposit depends on the volume of payment transactions processed. The deposit with the payment services provider is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement.

We do not have any committed unused or available external source of funds. While we believe that we have sufficient liquidity to operate during this period of continuing losses, if our assumptions regarding our growth and operating plan are incorrect, we may need to find new funding to continue to operate our business. We currently believe that such funding would be available to us on terms that we would find acceptable. However, any delay in securing, or failing to secure, any necessary funding could result in delays and operational slowdowns that could adversely affect our ability to operate our lending platform, the regularity of our processing of Member Loan, Note and Certificate payments, the value of Note and Certificate investments and ultimately the solvency of the Company.

On June 1, 2012, we issued 2.5 million shares of Series E convertible preferred stock for aggregate net cash consideration of approximately $17.4 million. See Note 19 – Subsequent Events for more details.

Assets Under Management

We have a wholly-owned subsidiary, LC Advisors (“LCA”). LCA is registered with the SEC as an investment advisor. LCA commenced operations after January 1, 2011 and as of March 31, 2012, was the general partner to two private investment funds for accredited investors with differing investment strategies (“Funds”). The two Funds are:

•	Broad Based Consumer Credit Fund, L.P. (“BBF”); and

•	Conservative Consumer Credit Fund, L.P. (“CCF”).

In connection with the Funds, we formed the Trust, a Delaware business trust, as a bankruptcy remote entity to hold Member Loans purchased from LendingClub for the sole benefit of investors that purchase Certificates issued by the Trust. Payments on the Certificates depend directly on the timing and amounts of payments received on the related Member Loans. The Certificates may only be settled with cash flows from the underlying Member Loans held by the Trust consistent with the member payment dependent design of the Notes; Certificate holders do not have recourse to the general credit of the Trust, Company or other investors.

We started offering the Funds in February 2011 through a private placement. As of March 31, 2012, the Funds had approximately $99 million in assets with approximately $5.3 million in escrow, which was contributed to the Funds on April 1, 2012. LCA earns a management fee paid by the limited partners of the Funds, paid monthly in arrears which, as of March 31, 2012, ranged from 0.55% to 0.90% (annualized) of the month-end balances of partners’ capital accounts. These management fees can be modified or waived for individual limited partners at the discretion of the general partner.

Summary of Changes in Assets Under Management

The table below presents our summary of changes in assets under management for LCA, stated at amortized cost except for appreciation / (depreciation) which includes fair value adjustments for investments for the years ended March 31, 2012 and 2011.

	Year Ended March 31, 2012	Year Ended March 31, 2011
Balance – beginning of period	$5,711,023	$—
Net capital contributions	95,152,697	800,000
Appreciation / (depreciation)	3,218,508	4,278
Change in cash in escrow	423,126	4,906,745
Change in accounts payable	39,790	—

Balance – end of period	$104,545,144	$5,711,023

As of March 31, 2012, the allocation across grades of Member Loans related to Certificates owned by each fund was as follows:

BBF		CCF
Grade	Percentage	Grade	Percentage
A	8.9%	A	61.0%
B	27.7%	B	39.0%
C	28.1%
D	19.7%
E	10.4%
F	3.9%
G	1.4%

Total	100.0%	Total	100.0%

Income Taxes

We incurred no net tax provision or benefit related to our pre-tax losses for the years ended March 31, 2012 and 2011. Accounting Standards Codification Topic 740, “Income Taxes,” provides for the recognition of deferred tax assets, such as the future benefit of net operating loss deductions against future taxable income, if realization of such tax-related assets is more likely than not. However, given our history of operating losses, it is difficult to accurately forecast when and in what amounts future results will be affected by the realization, if any, of the tax benefits of future deductions for our net operating loss carry forwards. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. Such valuation allowance against the deferred tax assets fully offsets the current periods’ tax benefits attributable to the pre-tax losses.

As of March 31, 2012 we had federal and state net operating loss carry forwards of $47,104,591 and $46,941,290, respectively. As of March 31, 2012, we also had federal and state research and development tax credit carry forwards of $446,529 and $515,225, respectively. The fiscal 2012 and 2011 tax provisions vary from the expected provision or benefit at the U.S. federal statutory rate primarily due to the recording of valuation allowances against our U.S. operating loss and deferred tax assets. Given our history of operating losses and uncertainty when and to what degree we may achieve profitable operations, it is difficult to accurately forecast how future results will be affected by the realization of the tax benefits of the net operating loss carry forwards.

Variable Interest Entities

The determination of whether to consolidate a variable interest entity (VIE) in which the Company has an equity interest requires a significant amount of analysis and judgment whether the Company is the primary beneficiary of a VIE via a controlling financial interest in the VIE. A controlling financial interest in a VIE exists if the Company has both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and an economic interest in the VIE. The determination whether an entity is a VIE considers factors such as: (i) whether a holder’s equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support; or (ii) when a holder’s equity investment at risk lacks any of the following characteristics of a controlling financial interest: the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the entity’s success, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the legal entity. Since adoption of amended accounting guidance applicable to VIE’s on January 1, 2010, management has considered whether we have any equity investments in VIE’s that meet the conditions requiring consolidation of such entities.

The Trust commenced operations in March 2011 and its’ purpose is to acquire and hold Member Loans for the benefit of investors that purchase Certificates issued by the Trust. The Trust conducts no other business other than purchasing and retaining loans or portions thereof for the benefit of the Funds and their underlying limited partners. The Trust holds all loans, the cash flows of which are used to pay debt service on the Certificates invested in by the Funds but does not hold any portions of loans that are financed by LendingClub directly or through the purchase and sale of Notes.

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

The Company’s capital contributions have been insufficient to allow the Trust to finance its purchase of any significant amount of Member Loans without the issuance of Certificates to investors. The Trust’s low capitalization levels (minimum capital of 0.25% of assets) and structure, wherein investors’ have beneficial interests in Member Loans via the Certificates, qualifies the Trust as a VIE. The Company believes it is the primary beneficiary of the Trust because of its controlling financial interest in the Trust. The Company performs or directs activities that significantly affect the Trust’s economic performance via: (i) operation of the platform that enables borrowers to apply for Members Loans purchased by the Trust; (ii) credit underwriting and servicing of Member Loans purchased by the Trust; and (iii) LCA’s role to source investors that ultimately purchase Certificates that supply the Funds for the Trust to purchase Member Loans. Collectively, the activities of the Company, LCA and Trust described above allow the Company to fund more Member Loans, and to collect the related loan origination fees, and for LCA to collect the management fees on the investors’ capital used to purchase Trust Certificates, than would be the case without the existence of the Trust. Therefore, the Company receives significant economic benefits from the existence and activities conducted by the Trust. Accordingly, because the Company has concluded that its’ capital contributions to the Trust qualify as equity investments in a VIE in which it is primary beneficiary, the Company has consolidated the Trust’s operations and all intercompany accounts have been eliminated.

The Company reviewed its relationship to the Funds in which LCA is the general partner but for which neither LC nor LCA contributed capital. The Company concluded that LCA’s contractual relationship to the Funds does not meet the requirements for consolidation of the Funds into the Company’s consolidated financial statements. As of March 31, 2012, the Company didn’t have any controlling or other interests in VIEs, other than its interest in the Trust discussed above, to be included in the Company’s consolidated financial statements. Upon the occurrence of future events, such as redemptions by all unaffiliated investors in any Funds and modifications to Fund organization documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE and whether the Company is required to consolidate such VIE in its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements required by this Item are included in Item 14 of this Annual Report on Form 10-K and are presented beginning on page 72.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 5, 2011, Armanino McKenna LLP (“Armanino McKenna”), the independent registered public accounting firm of LendingClub Corporation, was dismissed by the Company; however, Armanino McKenna remained engaged to audit the Company’s fiscal year ending March 31, 2011. The Company engaged Grant Thornton LLP (“Grant Thornton”) as its independent registered public accounting firm for its fiscal year ended March 31, 2012. Our decision to dismiss Armanino McKenna and to engage Grant Thornton was approved by the Audit Committee of the Company on April 5, 2011.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2012, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s new Interpretive Guidance in Release No. 34-55929.

There has been no adverse change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the enactment during 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, “Exemption for Non-accelerated Filers,” and in accordance with section 989G of the act, we are not required to provide an attestation report of our independent registered public accounting firm regarding internal control over financial reporting for this fiscal year or thereafter, until such time as we are no longer eligible for the exemption set forth therein.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our directors and executive officers as of June 4, 2012:

Name	Age	Position(s)
Renaud Laplanche	41	Chief Executive Officer and Director
Chaomei Chen	53	Chief Risk Officer
Carrie L. Dolan	47	Chief Financial Officer
Scott Sanborn	42	Chief Marketing Officer
Daniel T. Ciporin	54	Director
Jeffrey M. Crowe	55	Director
Rebecca Lynn	38	Director
John J. Mack	67	Director
Mary Meeker	52	Director

Renaud Laplanche

Mr. Laplanche has served as Chief Executive Officer, Founder and Director since January 2007. From September 1999 to June 2005, Mr. Laplanche served as the Founder and Chief Executive Officer of TripleHop Technologies, a VC-backed enterprise software company, whose assets were acquired by Oracle Corporation in June 2005. After the acquisition by Oracle, Mr. Laplanche served as Head of Product Management, Search Technologies, for Oracle Corporation from June 2005 to October 2006. From January 1995 to September 1999, Mr. Laplanche served as an associate at Cleary Gottlieb Steen & Hamilton in their New York and Paris offices. Mr. Laplanche was honored with the HEC “Entrepreneur of the Year” award in 2002 and won the French sailing championship twice, in 1988 and 1990. Mr. Laplanche received a post-graduate DESS-DJCE degree (Tax and Corporate Law) from Université de Montpellier, Montpellier, France and an M.B.A. degree from HEC Business School, Paris, France.

Chaomei Chen

Ms. Chen has served as our Chief Risk Officer since June 2011. Ms. Chen brings over 20 years’ experience in the banking and financial services industry holding roles including Chief Risk Officer at JP Morgan Chase Card Services for the Washington Mutual portfolio and as Chief Credit Officer at Providian Financial Services. Her experience includes executive positions with Fleet Credit Card Services and PNC National Bank, and management positions with Citicorp, American Express and Household Credit Services. Ms. Chen has overseen the business and credit risk within portfolios totaling more than $20 billion. Ms. Chen holds a BS degree in mathematics from Jiaotong University in China and has earned an MSE degree in mathematical science from The Johns Hopkins University.

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

Scott Sanborn

Mr. Sanborn has served as the Chief Marketing Officer since May 24, 2010. Prior to joining LendingClub, Mr. Sanborn was the Chief Marketing and Revenue Officer for eHealthInsurance, a publicly traded eCommerce company. Mr. Sanborn’s prior experience includes various senior marketing roles including Chief Marketing Officer and interim president of RedEnvelope, Inc., an e-commerce and catalog retailer of upscale gifts, and Senior Vice President of Marketing for the Home Shopping Network, a television and internet retailer of consumer products. Scott has a BA from Tufts University where he graduated Cum Laude.

Daniel T. Ciporin

Mr. Ciporin has been a member of our board of directors since August 2007. Mr. Ciporin joined Canaan Partners in March 2007 as a Venture Partner specializing in digital media and communications investments. From January 1999 to June 2005, Mr. Ciporin served as Chairman and Chief Executive Officer of Shopping.com, a publicly traded online comparison shopping service. From March 2006 to March 2007, Mr. Ciporin served as Chairman of the Internet Lab, a U.S.-Israeli incubator for early-stage consumer internet startups. From June 1997 to January 1999, Mr. Ciporin served as Senior Vice President of MasterCard International, where he managed global debit services. Mr. Ciporin is also a member of the board of directors of the following private companies: OpenSky, Inc., Gemvara, Inc., adap.tv Inc. and FiftyOne, Inc. Mr. Ciporin earned his A.B. degree from Princeton University’s Woodrow Wilson School of Public and International Affairs and his M.B.A. degree from Yale University. Mr. Ciporin serves on our Audit Committee.

Jeffrey M. Crowe

Mr. Crowe has been a member of our board of directors since August 2007. Mr. Crowe was CEO-in-residence with Norwest Venture Partners from January 2002 to December 2003, joined the firm as a Venture Partner in January 2004 and became a General Partner in January 2005. He focuses on investments in the internet consumer, and software arenas. He currently serves on the boards of AdChina, AllReach Media, Badgeville, deCarta, Extole, Lending Club, Nano-Tex, Snapfinger, SocialVibe, Turn and WhaleShark Media. He is also involved with Lashou. From December 1999 to April 2001, Mr. Crowe served as President, Chief Operating Officer and Director of DoveBid, Inc., a privately held business auction firm. From May 1990 to November 1999, Mr. Crowe served as President, Chief Executive Officer and board member of Edify Corporation, a publicly traded enterprise software company. Mr. Crowe holds an M.B.A. degree from Stanford Graduate School of Business, where he was an Arjay Miller Scholar, and a B.A. degree in History from Dartmouth College. Mr. Crowe serves on our Audit Committee.

Rebecca Lynn

Ms. Lynn has been a member of our board of directors since March 2009. Ms. Lynn joined Morgenthaler Ventures in 2007 and became a Partner in 2010. She focuses on early-stage investments in mobile, health 2.0, internet services and financial services companies. She serves on the boards of Pageonce and Socrata. She is second on the board of Adara Media. Ms. Lynn began her career at Procter and Gamble’s corporate headquarters where she worked in international new product market entry. She spent time in both Cincinnati and Mexico City developing new products for the market and launching a new category in Latin America. She then joined NextCard and spent four years at the company. At NextCard, she led product development efforts and later served as the Vice President of Marketing. After NextCard, from 2003 to 2007, she ran her own consulting business, Marengo Marketing, focusing on online marketing for financial services and affiliate marketing. Ms. Lynn holds a J.D./M.B.A. degree from the Haas School of Business and U.C. Berkeley School of Law at the University of California at Berkeley and a B.S. degree in chemical engineering from the University of Missouri. Ms. Lynn serves on our Audit Committee.

John J. Mack

Mr. Mack joined our board of directors in April 2012. Mr. Mack is a Senior Advisor of both Morgan Stanley and KKR. He retired as Chairman of the Board of Morgan Stanley at the end of 2011 and also served as Chief Executive Officer of Morgan Stanley from June 2005 until December 2009. Mr. Mack first joined Morgan Stanley in 1972 as a bond trader, rose steadily to manage the firm’s fixed income division from 1985 to 1992, served as the company’s Chief Executive Officer from 2005 to 2010, and as chairman from 2005 to 2011. He is credited for steering Morgan Stanley through the financial crisis, maintaining the firm’s independence and overseeing the firm’s conversion to a bank holding company. Before rejoining Morgan Stanley as Chairman and Chief Executive Officer in June 2005, he served as Co-Chief Executive Officer of Credit Suisse Group and Chief Executive Officer of Credit Suisse First Boston.

Mary Meeker

Ms. Meeker joined our board of directors in June 2012. Ms. Meeker is a General Partner at Kleiner Perkins Caulfield and Byers (“KPCB”). Ms. Meeker joined Kleiner Perkins Caufield & Byers in January 2011 and serves as a General Partner. She focuses on investments in the firm’s digital practice and helps lead KPCB’s Digital Growth Fund, a US $1 billion fund targeting high-growth Internet companies that have achieved rapid adoption and scale. She also currently serves on the board of directors of Square and is actively involved with Twitter, Groupon, Legalzoom, Waze, 360buy.com, Spotify, Jawbone, One King’s Lane and Trendyol. From 1991 to 2010, Ms. Meeker worked at Morgan Stanley where she served as managing director and research analyst. Ms. Meeker graduated from DePauw University with a B.A. degree. She also received an M.B.A. from Cornell University and an Honorary Doctor of Letters degree from DePauw University.

Board of Directors’ Role in Risk Management

Our board of directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, improving long-term organizational performance and enhancing stockholder value. Risk management includes not only understanding our specific risks and the steps management implements to manage those risks, but also what level of risk is acceptable and appropriate for us. Management is responsible for establishing our business strategy, identifying and assessing the related risks and implementing appropriate risk management practices. Our board of directors reviews our business strategy and management’s assessment of the related risk, and discusses with management the appropriate level of risk for us. For example, the board of directors meet with management at least quarterly to review, advise, and direct management with respect to strategic business matters.

The board of directors also oversee financial risk exposures, including monitoring the integrity of our consolidated financial statements, internal control over financial reporting, and the independence of our Independent Registered Public Accounting Firm. The board of directors receives periodic internal controls and related assessments from our finance department and an annual attestation report on internal control over financial reporting from our independent registered public accounting firm. The board of directors, in fulfilling its oversight responsibility with respect to compliance matters, meets at least quarterly with our finance department, independent registered public accounting firm and internal or external legal counsel to discuss risks related to our financial reporting function. In addition, the board of directors ensures that our business is conducted with the highest standards of ethical conduct in compliance with applicable laws and regulations by monitoring our Code of Business Conduct and Ethics and our Whistleblower Hotline.

The board of directors participates in the design of compensation structures that create incentives that encourage a level of risk-taking behavior consistent with our business strategy.

Board Leadership

Because our common stock is not listed on a national exchange, we are not required to maintain a board of directors consisting of a majority of independent directors, or to maintain an audit, nominating or compensation committee. We do not have a lead independent director. The board of directors has no formal chairman and the duties are performed by our Chief Executive Officer who: (i) works with the board of directors to schedule meetings and set meeting agendas; (ii) presides as the chair at executive sessions of directors; (iii) serves as the principal liaison between the board of directors and our executive officers; (iv) briefs the board on issues or concerns arising between meetings of the board of directors, which are generally held monthly; (v) participates actively in corporate governance; and (vi) performs such other duties as the board of directors may, from time to time, delegate. The board of directors believes that the performance of these duties by Mr. Laplanche provides more consistent communication and coordination throughout the organization, which results in a more effective and efficient implementation of corporate strategy. The board of directors further believes that this combination is important in unifying our strategy behind a single vision. In addition, we have found that our Chief Executive Officer is the most knowledgeable member of the board of directors regarding risks we may be facing and is able to facilitate the board’s oversight of such risks. We believe this structure provides consistent and effective oversight of our management and the company and is optimal for us, our operations, stockholders, and investor members.

Code of Ethics

Our audit committee adopted a revised Code of Business Conduct and Ethics (the “Code”) on June 13, 2013. The Code is designed to help directors and employees resolve ethical issues encountered in the business environment. The Code covers topics such as conflicts of interest, compliance with laws, fair dealing, protecting our property and confidentiality of our information and encourages the reporting of any behavior not in accordance with the policy or any other areas of concern through our Whistleblower Policy.

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

Board Composition and Election of Directors

As of June 4, 2012, our board of directors consisted of six members, all of whom were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of our stockholders. The board composition provisions of our voting rights agreement will continue following the date hereof. Holders of the Notes offered through our platform have no ability to elect or influence our directors or approve significant corporate transactions, such as a merger or other sale of our company or its assets.

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

Audit Committee

We are not a “listed issuer” as defined under Section 10A-3 of the Exchange Act. Nevertheless, our board of directors approved the formation of an Audit Committee on November 4, 2010. The members of the Audit Committee include Daniel Ciporin, Jeffrey Crowe and Rebecca Lynn.

The Audit Committee oversees financial risk exposures, including monitoring the integrity of our consolidated financial statements, internal controls over financial reporting and the independence of our Independent Registered Public Accounting Firm. The Audit Committee receives internal control related assessments and reviews and discusses our annual and quarterly consolidated financial statements with management. In fulfilling its oversight responsibilities with respect to compliance matters, the Audit Committee meets at least quarterly with management, our Independent Registered Public Accounting Firm and our internal legal counsel to discuss risks related to our financial reporting function.

Director Compensation

During the year ended March 31, 2012, none of our directors received any cash compensation for services as a member of our board of directors. From time to time, we reimburse certain of our non-employee directors for travel and other expenses incurred in connection with attending our board and audit committee meetings.

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

In addition to the indemnification provided for in our amended and restated certificate of incorporation and amended and restated bylaws, we have entered into indemnification agreements with each of our directors and officers. The indemnification agreements require us, among other things, to indemnify such persons for all expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement (if such settlement is approved in advance by LendingClub) (collectively, “Expenses”), actually and reasonably incurred by such person in connection with the investigation, defense or appeal of any proceeding to which such person may be made a party, a potential party, a non-party witness, or otherwise by reason of: (1) any proceeding to which such person may be made a party by reason of: (i) such person’s service as a director or officer of LendingClub; (ii) any action taken by such person while acting as director, officer, employee or agent of LendingClub; or (iii) such person’s actions while serving at the request of LendingClub as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, and in any such case described above, whether or not serving in any such capacity at the time any liability or expense is or was incurred; or (2) establishing or enforcing a right to indemnification under the agreement.

Under these agreements, we are not obligated to provide indemnification: (1) on account of any proceeding with respect to: (i) remuneration paid to such person in violation of law; (ii) an accounting, disgorgement or repayment of profits made from the purchase or sale by such person of securities of LendingClub against such person pursuant to the provisions of Section 16(b) of the Exchange Act, or other provisions of any federal, state or local statute or rules and regulations thereunder; (iii) conduct that was in bad faith, knowingly fraudulent or deliberately dishonest or constituted willful misconduct (but only to the extent of such specific determination); or (iv) conduct that constitutes a breach of such person’s duty of loyalty or resulting in any personal profit or advantage to which such person is not legally entitled; (2) for any proceedings or claims initiated or brought by such person not by way of defense; (3) for any amounts paid in settlement without our written consent; or (4) if such indemnification would be in violation of any undertaking appearing in and required by the rules and regulations promulgated under the Securities Act, or in any registration statement filed with the SEC. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.

We also maintain a general liability insurance policy that covers certain liabilities of directors and officers of our corporation arising out of claims based on acts or omissions in their capacities as directors or officers.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended March 31, 2012 and 2011 by each of our named executive officers:

Name and Principal Position	Year	Annual Salary	Bonus Paid	Option Awards (1)	All Other Compensation		Totals
Renaud Laplanche, Chief Executive Officer (2)	2012 2011	$250,000 220,500	$100,000 93,750	$90,018 78,180	$	— —	$440,018 392,430

Chaomei Chen, Chief Risk Officer (3)	2012 2011	145,833 —	34,356 —	56,715 —		— —	236,904 —

Carrie Dolan, Chief Financial Officer (4)	2012 2011	275,000 171,875	87,500 44,100	34,259 18,558		— —	396,759 234,533

Scott Sanborn, Chief Marketing Officer (5)	2012 2011	275,000 235,512	90,000 68,685	55,043 47,782		— —	420,043 351,979

(1)	Calculated in accordance with Financial Accounting Standards Board ASC 718 using a Black-Scholes model for outstanding options to purchase shares of our common stock. The key assumptions used in the Company’s stock option valuation calculation are discussed in Note 13 – Stock-Based Compensation of the Company’s consolidated financial statements.
(2)	Mr. Laplanche received an award of 1,320,000 stock options in the year ended March 31, 2011 with an exercise price of $0.41 per share, which are subject to the terms and conditions of our 2007 plan, as set forth below.
(3)	Ms. Chen joined the Company on June 1, 2011 as our Chief Risk Officer. Ms. Chen received an award of 734,933 stock options in the year ended March 31, 2012 with an exercise price of $0.71 per share, which are subject to the terms and conditions of our 2007 plan, as set forth below.
(4)	Ms. Dolan joined the Company on August 16, 2010 as our Chief Financial Officer. Ms. Dolan received an award of 666,567 stock options in the year ended March 31, 2011 with an exercise price of $0.41 per share, which are subject to the terms and conditions of our 2007 plan, as set forth below.
(5)	Mr. Sanborn joined the Company on May 24, 2010 as our Chief Marketing Officer. Mr. Sanborn received an award of 799,880 stock options on May 28, 2010, with an exercise price of $0.41, which are subject to the terms and conditions of our 2007 plan, as set forth below.

We entered into an employment agreement with Mr. Laplanche, our Chief Executive Officer and Founder and Director, in August 2007, and which was subsequently amended on December 26, 2008. At March 31, 2012, Mr. Laplanche’s base salary was $250,000 per year and he is eligible to receive an annual performance bonus. Mr. Laplanche has a target bonus opportunity of $125,000, assuming achievement of a series of mutually agreed upon performance milestones set each fiscal year. The amount of Mr. Laplanche’s bonus, if any, shall be determined by the board of directors in its sole discretion. The employment agreement also entitles Mr. Laplanche to receive all customary and usual fringe benefits available to our employees.

We entered into an employment agreement with Ms. Chen, our Chief Risk Officer, in May 2011. At March 31, 2012, Ms. Chen’s base salary was $250,000 per year and she is eligible to receive an annual performance bonus. Ms. Chen has a target bonus opportunity of $50,000, with the ability to earn up to 150% assuming achievement of or exceeding a series of mutually agreed upon performance objectives set each fiscal year. The employment agreement also entitles Ms. Chen to receive all customary and usual fringe benefits available to our employees.

We entered into an employment agreement with Ms. Dolan, our Chief Financial Officer, in July 2010. At March 31, 2012, Ms. Dolan’s base salary was $275,000 per year and she is eligible to receive an annual performance bonus. Ms. Dolan has a target bonus opportunity of $100,000, with the ability to earn up to 150% assuming achievement of or exceeding a series of mutually agreed upon performance objectives set each fiscal year. The employment agreement also entitles Ms. Dolan to receive all customary and usual fringe benefits available to our employees.

We entered into an employment agreement with Mr. Sanborn, our Chief Marketing Officer, in May 2010. At March 31, 2012, Mr. Sanborn’s base salary was $275,000 per year and he is eligible to receive an annual performance bonus. Mr. Sanborn has a target bonus opportunity of $100,000, assuming achievement of a series of mutually agreed upon performance objectives set each fiscal year. The employment agreement also entitles Mr. Sanborn to receive all customary and usual fringe benefits available to our employees.

We have granted equity awards primarily through our 2007 Stock Incentive Plan ( “2007 plan”), which was adopted by our board of directors and stockholders to permit the grant of stock options to our officers, directors, employees and consultants. The material terms of our 2007 plan are further described under “Employee Benefit Plans – 2007 Stock Incentive Plan” below.

All stock options granted to our named executive officers are incentive stock options, to the extent permissible under the Internal Revenue Code, as amended. All equity awards to our employees and directors were granted at no less than the fair market value of our common stock on the date of each award. In the absence of a public trading market for our common stock, our board of directors has determined the fair market value of our common stock in good faith based upon consideration of a number of relevant factors including the status of our development efforts, financial status and market conditions. See “Item 7. Management’s Discussion and Analysis – Significant Accounting Policies and Estimates – Stock-Based Compensation.”

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

Outstanding Equity Awards at March 31, 2012

The following table sets forth certain information regarding outstanding equity awards granted to our executive officers that remain outstanding as of March 31, 2012. All of the options in this table are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase until the options are fully vested.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
Renaud Laplanche	—	1,320,000	(1)	$0.41	May 28, 2020
Chaomei Chen	—	734,933	(2)	$0.71	February 16, 2022
Carrie L. Dolan	—	666,567	(3)	$0.41	February 23, 2021
Scott Sanborn	—	799,880	(4)	$0.41	May 28, 2020

(1)	25% of these options vested on April 1, 2011, with the remainder vesting ratably over the following 12 calendar quarters.
(2)	25% of these options vested on June 1, 2012, with the remainder vesting ratably over the following 12 calendar quarters.
(3)	25% of these options vested on August 16, 2011, with the remainder vesting ratably over the following 12 calendar quarters.
(4)	25% of these options vested on April 1, 2011, with the remainder vesting ratably over the following 12 calendar quarters.

Post-Employment Compensation

Mr. Laplanche, Ms. Dolan, and Mr. Sanborn are entitled to certain severance and change in control benefits.

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

Ms. Dolan’s employment agreement provides that in the event her employment is terminated by LendingClub without cause or if Ms. Dolan voluntarily terminates her employment for good reason in connection with: a) sale or other disposition of all or substantially all of our assets, or b) merger, consolidation or reorganization of LendingClub in which the holders of majority of the voting power of LendingClub prior to the merger, consolidation or reorganization no longer hold a majority of the voting power of LendingClub subsequent to the merger, consolidation or reorganization, then an acceleration of 50% of any of Ms. Dolan’s unvested stock options shall immediately vest and a payment of an amount equal to 6 months of Ms. Dolan’s then current base salary and applicable COBRA payments for the same period will be made.

Mr. Sanborn’s employment agreement provides that in the event his employment is terminated by LendingClub for reasons other than for cause or in the event Mr. Sanborn resigns his employment for good reason, he will be provided a severance package which includes any bonus earned in any period ending before termination and a lump sum payment equal to three months of his then current base salary and six months of COBRA coverage. In the event his employment is terminated by LendingClub for cause, voluntarily by Mr. Sanborn, or as a result of his death or disability, the Company will pay to Mr. Sanborn, or his estate, earned bonus on a per day prorated basis through the date of termination or disability, as appropriate. In the event his employment is terminated by LendingClub without cause in relation to the sale or other disposition of all or substantially all of the Company’s assets, or a change in ownership in a single transaction or series of related transactions of 50% or more of the Company’s stock, 50% of Mr. Sanborn’s unvested options shall become fully vested on the date of termination; provided however that this will not apply in the event of any equity financing of the Company.

Regardless of the manner in which a named executive officer’s employment terminates, the named executive officer is entitled to receive amounts earned during their term of employment, including salary and unused vacation pay.

Employee Benefit Plans

2007 Stock Incentive Plan

In February 2007, we adopted the 2007 Stock Incentive Plan. The 2007 plan will terminate upon the earliest to occur of: (i) February 2017; (ii) the date on which all shares of common stock available for issuance under the 2007 plan have been issued as fully vested shares of common stock; and (iii) the termination of all outstanding stock options granted pursuant to the 2007 plan. The 2007 plan provides for the grant of the following:

•	incentive stock options under the federal tax laws (“ISOs”), which may be granted solely to our employees, including officers; and

•	non-statutory stock options (“NSOs”), stock bonus awards, and restricted stock awards, which may be granted to our directors, consultants or employees, including officers.

Share Reserve. As of March 31, 2012, an aggregate of 12,559,948 options to purchase our common stock are authorized for issuance under our 2007 plan of which 9,600,808 options are outstanding, 700,246 options have been exercised, 2,827,304 options have been forfeited, and the remainder of 2,258,894 options are available for grant. Shares of our common stock subject to options and other stock awards that have expired or otherwise terminate under the 2007 plan without having been exercised in full again will become available for grant under the plan. Shares of our common stock issued under the 2007 plan may include previously unissued shares or reacquired shares bought on the market or otherwise.

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

Acceptable forms of consideration for the purchase of our common stock under the 2007 plan, to be determined at the discretion of our board of directors at the time of grant, include: (i) cash; (ii) the tendering of other shares of common stock or the attestation to the ownership of shares of common stock that otherwise would be tendered to LendingClub in exchange for LendingClub’s reducing the number of shares necessary for payment in full of the option price for the shares so purchased (provided that the shares tendered or attested to in exchange for the shares issued under the 2007 plan may not be shares of restricted stock at the time they are tendered or attested to); or (iii) any combination of (i) and (ii) above.

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

On January 30, 2012, in recognition for Mr. Simon Williams service as a board member during the period from November 1, 2012 to October 31, 2011, the board of directors approved the acceleration of vesting of 25% of the options (74,988 shares) granted to Mr. Williams.

In April 2012, in conjunction with his appointment to the board of directors, Mr. John J. Mack was granted an option to purchase 396,873 shares of the Company’s common stock at an exercise price of $0.71 per share. These options will vest quarterly, with an initial one year cliff, over a four year period, and will become exercisable in full in the fourth anniversary of the date of the grant, provided that he remains in continuous service as a director through that date.

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

Reorganization. Upon the occurrence of a Reorganization Event (as defined below), each outstanding option shall be assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of the successor corporation, except in the event that the successor corporation does not assume the option or an equivalent option is not substituted, then the Administrator shall notify the options holder that one of the following will occur:

•	all options must be exercised (either to the extent then exercisable or, at the discretion of the Administrator upon a change of control of LendingClub, all options being made fully exercisable for purposes of this clause) as of a specified time prior to the Reorganization Event and will thereafter terminate immediately prior to consummation of such Reorganization Event except to the extent exercised by the participants prior to the consummation of such Reorganization Event; or

•	all outstanding options will terminate upon consummation of such Reorganization Event and each participant will receive, in exchange therefore, a cash payment equal to the amount (if any) by which (x) the Acquisition Price (as defined in the 2007 plan) multiplied by the number of shares of common stock subject to such outstanding options (which may, in the Administrator’s discretion, be limited to options then exercisable or include options then not exercisable), exceeds (y) the aggregate exercise price of such options.

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

A “Reorganization Event” is defined as: (i) a merger or consolidation of LendingClub with or into another entity, as a result of which all of our common stock is converted into or exchanged for the right to receive cash, securities or other property; or (ii) any exchange of all of our common stock for cash, securities or other property pursuant to a share exchange transaction.

401(k) Plan

We maintain through our payroll and benefits service provider, a defined contribution employee retirement plan for our employees. The plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code, as amended, so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. The 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit, which is $17,000 for calendar 2012. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2011 may be up to an additional $5,500 above the statutory limit. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. LendingClub’s 401(k) plan does not provide for matching employee contributions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2012, by:

•	each of our directors;

•	each of our named executive officers;

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after April 30, 2012. Except as otherwise indicated in the footnotes to the table below, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 79,276,518 shares of common stock outstanding as of March 31, 2012, assuming the conversion of all of our outstanding convertible preferred stock.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of capital stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2012. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners are in care of LendingClub, 71 Stevenson St., Suite 300, San Francisco, CA 94105.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Directors and Executive Officers
Daniel Ciporin (1)	14,185,890	17.9%
Jeffrey M. Crowe (2)	14,185,890	17.9%
Rebecca Lynn (3)	11,689,823	14.7%
Renaud Laplanche (4)	5,015,000	6.3%
Chaomei Chen	—	*
Carrie L. Dolan	—	*
Scott Sanborn	—	*

All directors and executive officers as a group	45,076,603	56.8%

(1)	Includes: (a) 219,934 shares of convertible preferred stock and warrants exercisable for 37,736 shares of Series A Preferred Stock and common stock held by Mr. Ciporin, and (b) 13,810,849 shares of convertible preferred stock and warrants exercisable for 117,371 shares of Series A preferred stock held by Canaan VII L.P. Mr. Ciporin is a Venture Partner with Canaan Partners, which is affiliated with Canaan VII, L.P., and disclaims beneficial ownership of such shares held by Canaan VII, L.P. except to the extent of his pecuniary interest therein.
(2)	Includes 14,068,519 shares of convertible preferred stock and warrants exercisable for 117,371 shares of Series A preferred stock held by Norwest Venture Partners X, L.P. Mr. Crowe is a General Partner with Norwest Venture Partners, which is affiliated with Norwest Venture Partners X, L.P., and disclaims ownership of such shares held by Norwest Venture Partners X, L.P. except to the extent of his pecuniary interest therein.
(3)	Includes 11,689,823 shares of convertible preferred stock held by Morgenthaler Venture Partners IX, L.P. Ms. Lynn is a Partner of Morgenthaler Ventures, an affiliate of Morgenthaler Venture Partners IX, L.P. Ms. Lynn disclaims beneficial ownership of such shares held by Morgenthaler Ventures, an affiliate of Morgenthaler Venture Partners IX, L.P. except to the extent of her pecuniary interest therein.
(4)	Mr. Laplanche’s total shares beneficially owned include 4,355,000 shares of common stock that are subject to a stock restriction agreement entered into between the Company and Mr. Laplanche on August 21, 2007. In accordance with this agreement, these shares vested as to 1,088,750 shares on the date of the agreement, and the remainder vests monthly over 36 months. As of March 31, 2012, all shares were vested. The unvested portion is subject to a repurchase option, under which the Company has an option to repurchase the shares in the event of Mr. Laplanche’s termination at a price of $0.01 per share. Mr. Laplanche’s total shares beneficially owned also includes 1,320,000 of stock options granted to Mr. Laplanche.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders
Norwest Venture Partners X, L.P. (1)	14,185,890	17.9%
Canaan VII, L.P. (2)	14,185,890	17.9%
Morgenthaler Venture Partners IX, LP (3)	11,689,823	14.7%
Foundation Capital VI, LP (4)	7,417,014	9.4%

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Renaud Laplanche	5,015,000	6.3%
Union Square Ventures (5)	3,963,826	5.0%

All 5% Stockholders as a group	56,457,443	71.2%

(1)	Includes 14,068,519 shares of convertible preferred stock and warrants exercisable for 117,371 shares of Series A preferred stock held by Norwest Venture Partners X, L.P. The general partner of Norwest Venture Partners X, L.P. is Genesis VC Partners X LLC. The managing members of Genesis VC Partners X, LLC are Promod Haque and George Still. Each of these individuals exercises shared voting and investment power over the shares held of record by Norwest Venture Partners X, L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Norwest Venture Partners X, L.P. is 525 University Avenue, Suite 800, Palo Alto, CA 94301-1922.
(2)	Includes: (a) 13,810,849 shares of convertible preferred stock and warrants exercisable for 117,371 shares of Series A preferred stock held by Canaan VII, L.P, and (b) 219,934 shares of convertible preferred stock and warrants exercisable for 37,736 shares of Series A Preferred Stock and common stock held by Mr. Ciporin. Mr. Ciporin is a Venture Partner with Canaan Partners, which is affiliated with Canaan VII, L.P., and disclaims beneficial ownership of such shares held by Canaan VII L.P. except to the extent of his pecuniary interest therein. The general partner of Canaan VII, L.P. is Canaan Partners VII LLC. The managers of Canaan Partners VII LLC are Brenton K. Ahrens, John V. Balen, Wende S. Hutton, Maha S. Ibrahim, Deepak Kamra, Gregory Kopchinsky, Seth A. Rudnick, Guy M. Russo and Eric A. Young. Each of these individuals exercises shared voting and investment power over the shares held of record by Canaan VII LP and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Canaan VII, L.P. is 285 Riverside Avenue, Suite 250, Westport, CT 06880.
(3)	The general partner of Morgenthaler Venture Partners IX, L.P. is Morgenthaler Management Partners IX, LLC. The managing members of Morgenthaler Management Partners IX, LLC are Robert C. Bellas, James W. Broderick, Ralph E. Christoffersen, Rebecca Lynn, Gary J. Morgenthaler, Theodore A. Laufik, Gary R. Little, Robert D. Pavey and Henry A. Plain. Each of these individuals exercises shared voting and investment power over the shares held of record by Morgenthaler Venture Partners IX, L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Morgenthaler Venture Partners IX, L.P. is 2710 Sand Hill Road, Suite 100, Menlo Park, CA 94025.
(4)	William B. Elmore, Adam Grosser, Paul R. Holland, Paul G. Koontz, Michael N. Schuh, Warren M. Weiss, Richard A. Redelfs, Ashmeet S. Sidana, and Charles P. Moldow are Managers of Foundation Capital Management Co. VI, LLC (“FCM6”), which serves as the sole manager of Foundation Capital VI, L.P. (“FC6”) and Foundation Capital VI Principals Fund, LLC (“FC6P”). FCM6 exercises sole voting and investment power over the shares owned by FC6 and FC6P. As managers of FCM6, Messrs. Elmore, Grosser, Holland, Koontz, Schuh, Weiss, Redelfs, Sidana, and Moldow are deemed to share voting and investment powers over the shares held by FC6 and FC6P. Each member of the group disclaims beneficial ownership of the reported securities except to the extent of their pecuniary interest therein.
(5)	The general partner of Union Square Ventures Opportunity Fund, L.P. is Union Square Ventures Opportunity GP, LLC. The managing members of Union Square Ventures Opportunity GP, LLC are Brad Burnham, John Buttrick, Andrew Weissman, Albert Wenger, and Fred Wilson. Each of these individuals exercises shared voting and investment power over the shares held of record by Union Square Ventures Opportunity Fund, L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Union Square Ventures Opportunity Fund, L.P. is 915 Broadway, Suite 1900, New York, NY 10010.

The following table sets forth information, as of March 31, 2012, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:

LendingClub Corporation 2007 Stock Incentive Plan, as amended	9,600,808	$0.49	2,258,894

All stockholder approved plans	9,600,808		2,258,894

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by stockholders:
None	N/A	N/A	N/A

All non-stockholder approved plans	N/A		N/A

Total	9,600,808	$0.49	2,258,894

The information set forth in Note 13 – Stock-Based Compensation to the Notes to Consolidated Financial Statements below is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

LendingClub Platform Participation

Our affiliates, including our directors, executive officers and 5% stockholders, have opened investor member accounts with LendingClub and have made deposits and withdrawals to their accounts, and funded portions of borrowers’ loan requests from time to time in the past via purchases of Notes and Certificates, and may do so in the future.

For the years ended March 31, 2012 and 2011, these affiliates made LendingClub Platform deposits, Platform withdrawals, and invested in Notes and Certificates, as follows:

	Year Ended March 31, 2012			Year Ended March 31, 2011
	Platform	Platform		Platform	Platform
Affiliate	Deposits	Withdrawals	Investments	Deposits	Withdrawals	Investments
Daniel Ciporin	$209,500	$173,841	$27,753	$400,902	$118,331	$405,600
Jeffrey Crowe	—	—	263,025	446,000	100,000	481,925
Carrie Dolan	—	7,900	6,000	31,000	—	31,425
Renaud Laplanche	—	2,739	800	—	114,642	30,825
Rebecca Lynn	—	—	—	—	—	—
John Mack	1,700,000	526,490	991,982	—	—	—
Scott Sanborn	—	23,761	6,700	134,710	137,861	14,825

	$1,909,500	$734,731	$1,296,260	$1,012,612	$470,834	$964,600

As of March 31, 2012 and 2011, these affiliates had outstanding principal invested balances of $2,236,809 and $766,656 respectively, and had total funds committed to the LendingClub Platform of $2,398,043 and $785,396, respectively, as follows:

	As of March 31, 2012		As of March 31, 2011
	Notes and		Notes and
	Certficates	Total Funds	Certficates	Total Funds
Affiliate	Outstanding	Committed	Outstanding	Committed
Daniel Ciporin	$325,424	$377,225	$309,146	$319,019
Jeffrey Crowe	431,871	448,255	411,804	419,421
Carrie Dolan	24,510	25,519	31,088	31,508
Renaud Laplanche	160	366	3,318	3,491
Rebecca Lynn	4	509	36	519
John Mack	1,443,473	1,534,371	—	—
Scott Sanborn	11,367	11,798	11,264	11,438

	$2,236,809	$2,398,043	$766,656	$785,396

See Note 19 – Subsequent Events for discussion of the appointment on April 11, 2012 of Mr. John J. Mack to serve as a member of the Company’s board of directors, and related party matters related to Mr. Mack’s appointment, and of the appointment on June 6, 2012 of Mary Meeker to serve as a member of the Company’s board of directors.

Financing Arrangements with Significant Stockholders

In the period August 2007 to September 2011, we issued and sold to investors an aggregate of 15,749,674 shares of Series A convertible preferred stock for aggregate consideration of $16,773,406.

In March 2009, we issued 16,036,346 shares of Series B convertible preferred stock for aggregate cash consideration of $11,999,998.

In connection with the convertible note issuances, we also issued warrants to purchase a number of shares of our convertible preferred stock. At March 31, 2012, we have issued warrants to purchase 1,256,601 shares of our Series A convertible preferred stock and 374,180 shares of our Series B convertible preferred stock.

In April 2010, we issued 15,621,609 shares of Series C convertible preferred stock for aggregate cash consideration of $24,489,996.

In 2011 and 2012, we issued an aggregate of 9,007,678 shares of Series D convertible preferred stock for aggregate cash consideration of $32,043,914.

The participants in these convertible preferred stock financings included the following holders of more than 5% of our voting securities or entities affiliated with them. The following table presents the number of shares issued to these related parties in these financings:

	As of March 31, 2012
	Series A	Series B	Series C	Series D
	Convertible	Convertible	Convertible	Convertible
	Preferred	Preferred	Preferred	Preferred
Participants	Stock	Stock	Stock	Stock
Norwest Venture Partners X, L.P.	6,955,200	3,091,663	3,112,840	908,816
Canaan VII, L.P. (1)	6,969,284	3,046,057	3,055,431	960,011
Morgenthaler Ventures IX, L.P.	—	9,354,536	1,913,631	421,656
Foundation Capital VI, L.P. (2)	—	—	6,665,816	751,198
Union Square Ventures Opportunity Fund, L.P.	—	—	—	3,963,826

	13,924,484	15,492,256	14,747,718	7,005,507

(1)	Includes 118,412 shares of Series A, 45,691 shares of Series B, 45,831 shares of Series C and 10,000 shares of Series D convertible preferred stock, respectively, purchased by Daniel T. Ciporin. Mr. Ciporin is a Venture Partner with Canaan Partners, which is affiliated with Canaan VII L.P.
(2)	Includes 73,657 shares of Series C and 8,301 shares of Series D convertible preferred stock, respectively, purchased by Foundation Capital Principals Fund.

Additionally, we issued a warrant to purchase 9,568 shares of our common stock to Mr. Daniel T. Ciporin, a Venture Partner with Canaan Partners, with an exercise price of $1.5677 per share. The warrant will terminate in February 2021.

Under the terms of the amended and restated voting agreement, dated July 28, 2011, certain investors in our convertible preferred stock, including Norwest Venture Partners X, LP (“Norwest”), Canaan VII, LP (“Canaan”) and Morgenthaler Venture Partners IX, LP (“Morgenthaler”) have each agreed, subject to maintaining certain ownership levels, to exercise their voting rights so as to elect one designee of Norwest, one designee of Canaan and one designee of Morgenthaler to our board of directors, as well as our chief executive officer. Neither Foundation Capital nor Union Square Ventures Opportunity Fund, LP have the right to designate a member of our board of directors.

Under the terms of the amended and restated investor rights agreement, dated July 28, 2011, the holders of a majority of the registrable securities of the Company have the right to demand that we file a registration statement under the Securities Act, so long as the anticipated aggregate offering price, net of underwriting discounts and commissions, would exceed $10,000,000. These registration rights are subject to specified conditions and limitations. In addition, the Company is required to notify all holders of registrable securities in writing at least fifteen days prior to the filing of any registration statement under the Securities Act for purposes of a public offering of securities of the Company.

The amended and restated investor rights agreement also provides, in section 2.3, that if we register any our shares for public sale, stockholders with registration rights will have the right to include their shares in the registration statement, subject to specified conditions and limitations.

Further, in the amended and restated investor rights agreement, if the Company receives from any holders of registrable securities a written request that the Company effect a registration on Form S-3 (or any successor to Form S-3) or any similar short-form registration statement, the Company is required to use reasonable best efforts to file a Form S-3 registration statement and to effect such registration as would permit or facilitate the sale and distribution of all or such portion of such holder’s registrable securities as are specified in such request, so long as the anticipated aggregate offering price, net of underwriting discounts and commissions, would exceed $1,000,000.

Indemnification Agreements

Our amended and restated certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into separate indemnification agreements with each of our directors and Renaud Laplanche, Chaomei Chen and Carrie L. Dolan. For more information regarding these agreements, see “Item 10. Directors, Executive Officers, and Corporate Governance – Limitations on Officers’ and Directors’ Liability and Indemnification Agreements.”

Director Independence

For information regarding director independence, see “Item 10. Directors, Executive Officers, Corporate Governance – Director Independence.”

Principal Accounting Fees and Services

The following table presents the aggregate fees billed (or expected to be billed) by Grant Thornton LLP, our independent registered public accounting firm for 2012 and Armanino McKenna LLP, our independent registered public accounting firm for 2011:

	Year Ended March 31, 2012	Year Ended March 31, 2011
Audit fees (1)	$220,209	$172,500
Audit-related fees	33,293	19,250
Tax fees	2,128	15,425
All other fees	47,551	21,482

Total	$303,181	$228,657

(1)	Represents fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements, and other audit related matters that arose during the audit.

The board of directors approves all audit and non-audit services to be provided by the independent registered public accountants. During the year ended March 31, 2012, all of the services provided by Grant Thornton LLP were pre-approved by the board of directors in accordance with this policy.

PART IV

Item 14. Exhibits and Financial Statement Schedule

See “Index to Consolidated Financial Statements” below.

Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference.

LendingClub Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The Board of Directors and Stockholders

LendingClub Corporation

We have audited the accompanying consolidated balance sheet of LendingClub Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2012, and the related consolidated statements of operations, preferred stock and stockholders’ deficit and cash flows for the year ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management as well, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LendingClub Corporation and subsidiaries as of March 31, 2012, and the results of their operations and their cash flows for the year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

San Francisco, California

June 29, 2012

The Board of Directors and Stockholders

LendingClub Corporation

We have audited the accompanying consolidated balance sheet of LendingClub Corporation and subsidiaries (the “Company”) as of March 31, 2011, and the related consolidated statements of operations, preferred stock and stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management as well, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LendingClub Corporation and Subsidiaries as of March 31, 2011, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

ARMANINO McKENNA LLP

San Jose, California

June 29, 2011

LendingClub Corporation and Subsidiaries

Consolidated Balance Sheets

	At March 31,
	2012	2011
ASSETS
Cash and cash equivalents	$31,244,368	$13,335,657
Restricted cash	4,862,000	862,000
Member Loans at fair value (includes $92,693,127 and $696,950 from the consolidated Trust, respectively)	360,292,534	149,971,989
Member Loans at amortized cost, net of allowance for loan losses	2,298,395	5,253,278
Accrued interest and other receivables (includes $573,783 and $4,278 from the consolidated Trust, respectively)	2,448,992	109,337
Prepaid expenses and other assets	702,825	63,382
Property and equipment, net	524,864	214,991
Deposits	955,631	57,756

Total Assets	$403,329,609	$169,868,390

LIABILITIES

Accounts payable	$879,573	$255,404
Accrued interest payable and other accrued expenses (includes $573,783 and $4,278 from a consolidated Trust, respectively)	4,415,186	1,455,214
Payable to member lenders	533,321	—
Notes and Certificates, at fair value (includes $92,693,127 and $696,950 from the consolidated Trust, respectively)	360,800,358	149,777,817
Loans payable, net of debt discount	364,360	2,872,586

Total Liabilities	$366,992,798	$154,361,021

Commitments and contingencies (see Note 16)
PREFERRED STOCK

Preferred stock, $0.01 par value; 58,046,088 and 49,116,801 shares authorized at March 31, 2012 and 2011, respectively; aggregate gross liquidation preference of $85,297,312 and $53,253,398 at March 31, 2012 and 2011, respectively.	$84,806,163	$52,850,391

STOCKHOLDERS’ DEFICIT

Common stock, $0.01 par value; 100,000,000 and 68,000,000 shares authorized at March 31, 2012 and 2011, respectively; 9,111,246 and 8,571,573 shares issued and outstanding at March 31, 2012 and 2011, respectively.	$91,113	$85,716
Additional paid-in capital	4,838,236	4,025,914
Accumulated deficit	(53,398,701)	(41,454,652)

Total Stockholders’ Deficit	$(48,469,352)	$(37,343,022)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$403,329,609	$169,868,390

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended March 31,
	2012	2011
Non-Interest Revenue
Origination fees on Member Loans at fair value	$13,700,650	$5,940,149
Servicing fees on Notes at fair value	1,221,862	580,047
Other Revenue	613,490	342,339

Total Non-Interest Revenue	15,536,002	6,862,535

Interest Income
Member Loans at fair value	31,912,093	11,907,465
Member Loans at amortized cost, net	724,227	803,192
Cash and cash equivalents	23,590	33,139

Total Interest Income	32,659,910	12,743,796

Interest Expense
Notes and Certificates at fair value	(31,776,784)	(11,739,545)
Loans payable	(253,434)	(975,324)

Total Interest Expense	(32,030,218)	(12,714,869)

Net Interest Income	629,692	28,927
Provision for loan losses on Member Loans at amortized cost	(367,776)	(430,652)
Fair valuation adjustments, Member Loans at fair value	(6,731,732)	(8,947,051)
Fair valuation adjustments, Notes and Certificates	6,731,206	8,932,088

Net Interest Income (Loss) after provision for loan losses and fair valuation adjustments	261,390	(416,688)

Total Net Revenue	15,797,392	6,445,847

Operating Expenses
Sales, marketing and customer service	(17,669,602)	(11,855,890)
Engineering	(2,711,627)	(1,951,987)
General and administrative	(7,360,212)	(3,938,113)

Total Operating Expenses	(27,741,441)	(17,745,990)

Loss before provision for income taxes	(11,944,049)	(11,300,143)
Provision for income taxes	—	—

Net Loss	$(11,944,049)	$(11,300,143)

Net Loss Attributable to Common Stockholders	$(11,944,049)	$(11,300,143)

Basic and diluted net loss per share	$(1.36)	$(1.32)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,781,407	8,562,005

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Preferred Stock and Stockholders’ Deficit

								Total
								Preferred Stock
	Series A, B, C, D				Additional		Total	and
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficit
Balances, March 31, 2010	31,776,631	$28,462,446	8,535,761	$85,358	$3,805,485	$(30,154,509)	$(26,263,666)	$2,198,780

Issuance of Series C convertible preferred stock for cash (net of issuance costs of $102,051)	15,621,609	24,387,945	—	—	—	—	—	24,387,945

Issuance of Series C convertible preferred stock warrants in connection with loan agreements	—	—	—	—	789	—	789	789

Stock-based compensation expense	—	—	—	—	210,591	—	210,591	210,591
								—

Issuance of common stock upon exercise of options	—	—	35,812	358	9,049	—	9,407	9,407

Net loss	—	—	—	—	—	(11,300,143)	(11,300,143)	(11,300,143)

Balances, March 31, 2011	47,398,240	$52,850,391	8,571,573	$85,716	$4,025,914	$(41,454,652)	$(37,343,022)	$15,507,369

Exercise of warrants to purchase Series A convertible preferred stock	9,389	10,000	—	—	—	—	—	10,000

Issuance of Series D convertible preferred stock for cash (net of issuance costs of $97,126)	9,007,678	31,945,772	—	—	—	—	—	31,945,772

Stock-based compensation expense	—	—	—	—	641,054	—	641,054	641,054

Issuance of common stock warrants	—	—	—	—	19,084	—	19,084	19,084

Issuance of common stock upon exercise of options	—	—	539,673	5,397	152,184	—	157,581	157,581

Net loss	—	—	—	—	—	(11,944,049)	(11,944,049)	(11,944,049)

Balances, March 31, 2012	56,415,307	$84,806,163	9,111,246	$91,113	$4,838,236	$(53,398,701)	$(48,469,352)	$36,336,811

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(11,944,049)	$(11,300,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of net deferred loan fees and costs	(111,972)	5,519
Amortization of debt discounts	93,460	272,630
Provision for loan losses	367,776	430,652
Fair valuation adjustments, net	526	14,963
Stock based compensation expense	641,054	210,591
Depreciation and amortization	149,906	78,754
Other non-cash expenses, net	12,018	199,005
Changes in operating assets and liabilities
Accrued interest and other receivables	(2,339,655)	(44,812)
Prepaid expenses and other assets	(639,443)	179,531
Deposits	(897,875)	(7,622)
Accounts payable	619,891	(163,008)
Accrued interest payable and other accrued expenses	2,964,250	619,693
Payable to member lenders	533,321	—

Net cash used in operating activities	(10,550,792)	(9,504,247)

Cash flows from investing activities:
Origination of Member Loans at fair value	(320,014,162)	(142,339,378)
Origination of Member Loans at amortized cost, net	(1,063,821)	(6,457,300)
Repayment of Member Loans at fair value	105,306,238	42,644,778
Repayment of Member Loans held at amortized cost	1,349,336	4,934,504
Net change in restricted cash	(4,000,000)	490,000
Purchase of property and equipment, net	(383,501)	(162,918)

Net cash used in investing activities	(218,805,910)	(100,890,314)

Cash flows from financing activities:
Proceeds from issuance of Notes and Certificates at fair value	319,703,553	150,619,450
Payments on Notes and Certificates at fair value	(101,949,806)	(47,951,608)
Payments on loans payable	(2,601,687)	(5,907,151)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	24,387,945
Proceeds from exercise of warrants to acquire Series A convertible preferred stock	10,000	—
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	31,945,772	—
Proceeds from issuance of common stock upon exercise of options	157,581	9,408

Net cash provided by financing activities:	247,265,413	121,158,044

Net increase (decrease) in cash and cash equivalents	17,908,711	10,763,483
Cash and cash equivalents — beginning of period	13,335,657	2,572,174

Cash and cash equivalents – end of period	$31,244,368	$13,335,657

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,063,405	$11,862,192

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation And Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Organization and Periods Presented

Organization and Operation

LendingClub Corporation (the “Company” or “LendingClub”) is an online financial platform. We were incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. We expanded our operations in September 2007 with the launch of our public website, www.lendingclub.com. We allow qualified borrower members to obtain unsecured consumer loans (which we refer to as “Member Loans”). From the launch of our platform in May 2007 until April 7, 2008, our platform allowed investor members to purchase assignments of Member Loans directly. Since October 13, 2008, investors have had the opportunity to purchase Member Payment Dependent Notes (which we refer to as “Notes”) issued by us, with each series of Notes corresponding to an individual Member Loan originated on our platform. The Notes are dependent for payment, in both timing and amount, on the related Member Loan. As explained further below, the Company established a trust in February 2011 to enable accredited investors to invest in Certificates that also are dependent for payments on related Member Loans. The vast majority of Member Loans originated since October 13, 2008, have been financed by Notes and Certificates. Since November 2007, we have also financed portions of certain Member Loans ourselves using sources of funds other than Notes and Certificates.

All Member Loans are unsecured obligations of individual borrower members with fixed interest rates, three-year or five-year maturities, minimum amounts of $1,000 and maximum amounts up to $35,000. The Member Loans are posted on our website and since December 2007, pursuant to an agreement with WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, approved loans are funded and issued by WebBank and purchased by us immediately after closing. As part of operating our lending platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies and screen borrower members for eligibility to participate in the platform and facilitate the posting of Member Loans. We receive origination fees for facilitating the origination of Member Loans. Also, after acquiring the Member Loans from WebBank, we service the Member Loans on an ongoing basis.

Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that as of March 31, 2012, we do not currently offer Member Loans in Idaho, Iowa, Indiana, Maine, Mississippi, Nebraska, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.

The Company established a wholly-owned subsidiary, LC Advisors, LLC, a California limited liability company (“LCA”), a registered investment adviser, in October 2010 for the purpose of expanding the pool of investor capital to invest in Notes and similar obligations. The Company established LC Trust I (“Trust”), a Delaware business trust in February 2011 to act as a bankruptcy remote entity to acquire and hold Member Loans for the sole benefit of investors that purchase Certificates issued by the Trust and which are related to the underlying Member Loans.

In February and March 2011, LCA became the general partner in two investment funds offered through private placements that were formed to enable accredited investors to invest in Certificates. As of March 31, 2012, the investment funds had approximately $99 million in total assets under management by LCA, of which approximately $93 million consisted of investments in Certificates and the remainder in cash awaiting investment. LCA earns a management fee paid by the limited partners of the funds and other Certificate investors, which is based on the month-end capital account balances of the limited partner investors in each fund.

Periods Presented and Basis of Presentation

The Company’s fiscal year end is March 31. The consolidated financial statements refer to all loans made to borrower members as “Member Loans.” In annual consolidated financial statements issued prior to this year ended March 31, 2012, loans financed by Notes and Certificates were referred to as “CM Loans” and loans financed by us via sources of funds other than Notes and Certificates were referred to as “Member Loans.” Accordingly, we have changed the captions and descriptions of all previously reported loan-related amounts and information in these consolidated financial statements and related footnotes to refer to all such items as Member Loans.

We have also revised the format of the consolidated statements of operations presented in these consolidated financial statements to: (i) reclassify origination fees on Member Loans at fair value and servicing fees on Notes at fair value as components of non-interest revenue; and (ii) present the major components of interest income together, the major components of interest expense together and then net interest income. In previously issued financial statements, the consolidated statements of operations presented origination fees on Member Loans at fair value as a component of interest income on such loans, servicing fees on Notes at fair value as a component of the net interest expense on such Notes, and the interest income, interest expense and net interest income related to Member Loans at fair value separately from the interest income, interest expense and net interest income related to Member Loans at amortized cost. Accordingly, as explained more fully in Note 2 – Summary of Significant Accounting Policies, certain amounts in prior quarters’ consolidated statements of operations have been reclassified to conform to the current period’s presentation. These reclassifications had no net impact on previously reported results of consolidated operations or consolidated stockholders’ equity.

2. Summary of Significant Accounting Policies

Consolidation Policies

The consolidated financial statements include the accounts of the Company, its subsidiary, LCA, and the Trust. In determining whether to consolidate an entity, the Company’s policy is to consider: (i) whether the Company has an equity investment or ownership interest in an entity that is greater than 50% and control over significant operating, financial and investing decisions of that entity; or (ii) for variable interest entities (VIE’s) in which the Company has an equity investment, whether the Company is the primary beneficiary of the VIE as a result of a controlling financial interest in the VIE. A controlling financial interest in a VIE exists if the Company has both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and an economic interest in the VIE, which could be in the form of the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.

LCA is wholly-owned by the Company; the Company consolidates LCA’s operations and all intercompany accounts have been eliminated.

The Trust acquires portions of Member Loans from the Company and holds them for the sole benefit of specific investors that purchase Certificates issued by the Trust and which are related to underlying Member Loans. The Certificates may only be settled with cash flows from the underlying Member Loans held by the Trust consistent with the member payment dependent design of the Notes; Certificate holders do not have recourse to the general credit of the Trust, Company or other investors.

The Company’s capital contributions to the Trust have been insufficient to allow the Trust to finance its purchase of any significant amount of Member Loans without the issuance of Certificates to investors. The Trust’s low capitalization levels (minimum capital of 0.25% of assets) and structure, wherein investors’ hold beneficial interests in Member Loans via the Certificates, qualifies the Trust as a VIE. The Company believes it is the primary beneficiary of the Trust because of its controlling financial interest in the Trust. The Company performs or directs activities that significantly affect the Trust’s economic performance via: (i) operation of the platform that enables borrowers to apply for Member Loans purchased by the Trust; (ii) credit underwriting and servicing of Member Loans purchased by the Trust; and (iii) LCA’s role to source investors that ultimately purchase Certificates that supply the funds for the Trust to purchase Member Loans. Collectively, the activities of the Company, LCA and Trust described above allow the Company to fund more Member Loans and to collect the related loan origination fees, and for LCA to collect the management fees on the investors’ capital used to purchase Trust Certificates, than would be the case without the existence of the Trust. Therefore, the Company receives significant economic benefits from the existence and activities conducted by the Trust. Accordingly, the Company has consolidated the Trust’s operations and all intercompany accounts have been eliminated.

Liquidity

We have incurred operating losses since our inception. For the years ended March 31, 2012 and 2011, we incurred net losses of $11,944,049 and $11,300,143, respectively. For the years ended March 31, 2012 and 2011, we had negative cash flows from operations of $10,550,792 and $9,504,247, respectively. Additionally, we have an accumulated deficit of $53,398,701 since inception and a total stockholders’ deficit of $48,469,352, each as of March 31, 2012.

Since our inception, we have financed our operations through debt and equity financing from various sources. Our current operating plan calls for continued investments in sales, technology, development, security, underwriting, credit processing and marketing. If our assumptions regarding growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth, and we may consume our current liquidity resources.

As explained more fully in Note 11 – Preferred Stock, during the year ended March 31, 2012, we issued and sold via private placement a total of 9,007,678 shares of Series D convertible preferred stock for aggregate cash consideration of $32,043,771. In connection with our private placement of Series D convertible preferred stock, we incurred total transaction expenses of approximately $98,000 that were recorded as a reduction to gross proceeds.

On June 1, 2012, we issued 2.5 million shares of Series E convertible preferred stock for aggregate net cash consideration of approximately $17.4 million. See Note 19 – Subsequent Events for more details.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (i) revenue recognition; (ii) fair value determinations; (iii) allowance for loan losses; and (iv) share-based compensation. These estimates and assumptions are inherently subjective in nature, actual results may differ from these estimates and assumptions, and the differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents include various unrestricted deposits with financial institutions in checking, money market and short-term certificate of deposit accounts. We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of the Company’s funds in certain checking, a certificate of deposit, and money market accounts that are pledged to or held in escrow by our operating banks as security for transactions processed on or related to our platform and at the bank associated with the loan facilities described in Note 9 – Loans Payable, and which have withdrawal restrictions or minimum balance requirements.

Member Loans

All Member Loans originated from the Company’s inception through April 7, 2008, either were sold to third party investors or held for investment on our balance sheet. All Member Loans originated since April 7, 2008, have been held for investment on our balance sheet. Two acceptable, alternative accounting methods have been used to account for Member Loans held for investment, as discussed below.

Beginning October 13, 2008, Member Loans were able to be financed by Notes issued by us to investors, and the majority of Member Loans originated since that date have been financed in that manner. These Notes are special limited recourse obligations of LendingClub, in that LendingClub has no obligation to make a payment on a Note until LendingClub receives a payment from the underlying member borrower. Each series of Notes corresponds to a single corresponding Member Loan facilitated through our platform and the payments to investors in the Notes are directly dependent on the timing and amounts of payments received on the related Member Loan. If we do not receive a payment on the Member Loan, we are not obligated to and will not make any payments on the corresponding Notes. In conjunction with this financing structure effective as of October 13, 2008, we adopted the provisions of FASB ASC 825-10, which permits companies to choose to measure certain financial instruments and certain other items at fair value. Accordingly, since October 13, 2008, we have elected the fair value option for Member Loan originations that were financed by Notes (“Member Loans at fair value”) and also elected the fair value option for the related Notes. We have also elected the fair value option for all Member Loan originations that have been financed by Certificates and the related Certificates that finance such originations. Absent the fair value elections, Member Loans held for investment would be accounted for at amortized cost and would record loan loss provisions for estimated expected losses, but the related Notes and Certificates also accounted for at amortized cost would recognize the losses passed-through from the related loans only when and in amounts of the charge-offs of the related loans, thereby resulting in a mismatch in the timing and amounts of loss recognition between a Member Loan and related Notes and/or Certificates, which is not an appropriate representation for instruments that are designed to have linked cash flows and loss realization. The estimated unrealized gains and losses on financial instruments for which the fair value option has been elected are reported in earnings.

We also originate some Member Loans and finance them ourselves, with sources of funds other than Notes and Certificates, to ensure sufficient financing for loans desired by our borrower members. We receive the same terms on Member Loans that we finance as the terms received by other Note and Certificate investors. Funds to finance such Member Loan originations were obtained through our borrowings under loan facilities with various entities (see Note 9 – Loans Payable) and issuance of various series of preferred stock (see Note 11 – Preferred Stock). Member Loan originations through September 30, 2011, that were financed by us with sources of funds other than Notes and Certificates are carried at amortized cost, reduced by a valuation allowance for loan losses incurred as of the balance sheet date (“Member Loans at amortized cost”). The amortized cost of such Member Loans includes their unpaid principal balance net of unearned income, which is comprised of origination fees charged to borrower members and offset by our incremental direct origination costs for the loans. Unearned income is amortized ratably over the Member Loan’s contractual life using a method that approximates the effective interest method. All Member Loan originations after September 30, 2011, are accounted for at fair value.

Member Loans at Fair Value and Notes and Certificates at Fair Value

The aggregate fair values of the Member Loans at fair value and Notes and Certificates at fair value are reported as separate line items in the assets and liabilities sections of our consolidated balance sheets using the methods and disclosures related to fair value accounting that are described in FASB ASC 820.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in the fair value of the Member Loans at fair value and Notes and Certificates at fair value are recognized separately in earnings.

We determine the fair value of the Member Loans at fair value and Notes and Certificates at fair value in accordance with the fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs, which generally requires significant management judgment, when measuring fair value. FASB ASC 820 establishes the following hierarchy for categorizing these inputs:

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

Since observable market prices are not available for similar assets and liabilities, the Member Loans at fair value and Notes and Certificates at fair value are considered Level 3 financial instruments. At March 31, 2012, we estimated the fair values of Member Loans and their related Notes using a discounted cash flow valuation methodology. The estimated fair value of Member Loans is computed by projecting the future contractual cash flows to be received on the loans, adjusting those cash flows for our expectations of prepayments (if significant) and defaults and losses over the life of the loans, and discounting those projected net cash flows to a present value, which is the estimated fair value. Our expectation of future defaults and losses on loans is based on analyses of actual defaults and losses that occurred on the various credit grades of Member Loans over the past several years. The discount rates for the projected net cash flows of the Member Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Member Loans.

Our obligation to pay principal and interest on any Note and Certificate is equal to the pro-rata portion of the payments, if any, received on the related Member Loan at fair value, net of any applicable servicing fee. The gross effective interest rate associated with a Note and a Certificate is the same as the interest rate on the related Member Loan. At March 31, 2012, the discounted cash flow methodology used to estimate the Notes’ and Certificates’ fair values uses the same projected net cash flows as their related Member Loans. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return, including risk premiums (if significant), that investors in unsecured consumer credit obligations would require when investing in Notes issued by LendingClub and Certificates issued by the Trust with cash flows dependent on specific credit grades of Member Loans.

For additional discussion on this topic, including the adjustments to the estimated fair values of Loans at fair value and Notes at fair value as of March 31, 2012, as discussed above, see Note 5 – Member Loans at Fair Value and Notes and Certificates at Fair Value.

Impaired Loans, Restructured Loans and Nonaccrual Loans

The Member Loan portfolio is comprised of homogeneous, unsecured loans made to borrower members. We make an initial assessment of whether a Member Loan at amortized cost is impaired no later than the 90th day of delinquency of that loan and at least quarterly thereafter based on their payment status and information gathered through our collection efforts. A Member Loan at amortized cost is considered impaired when, based on loan specific information gathered through our collection efforts, it is probable that we will be unable to collect all the scheduled payments of principal or interest due according to the contractual terms of the original loan agreement. Impaired Member Loans at amortized cost include loans at amortized cost that are 90 days or more past due and loans where the borrower has filed a petition in bankruptcy or is deceased.

As part of our activities to maximize receipt, collection and recovery of loans in which the borrower has, or is expected to, experience difficulty in meeting the loan’s contractually required payments, we may agree to special payment plans with certain borrowers in which minimum payments are reduced for a short period of time and the deferred payments are to be repaid over the remaining original term of the loan. No principal or interest is forgiven nor is the term of the loan extended in this situation.

A loan that has reached its 120th day of delinquency is classified as a nonaccrual loan and we stop accruing interest. Once a loan is deemed uncollectible, 100% of the outstanding balance is charged-off, no later than the 150th day of delinquency. Any payment received on a nonaccrual loan is first applied to the unpaid principal amount of the loan and then to any interest due.

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

Accrued Interest and Other Receivables

Other receivables consist primarily of accrued interest receivable on Member Loans and to a lesser extent, accounts receivable for management fees due from certain investors and receivables arising in the ordinary course of operations. Accrued interest receivable on Member Loans is reversed for any loan reaching 120 days of delinquency. Receivables arising in the ordinary course of operations are charged-off when deemed to be uncollectible.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each class of depreciable assets (generally three to five years), and is computed using the straight-line method.

Long-lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment,” the Company evaluates potential impairments of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business and significant negative industry or economic trends. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. At March 31, 2012 and 2011, there was no impairment of long-lived assets.

Software and Website Development Costs

Software and website development costs are accounted for in accordance with FASB ASC 350, “Intangibles – Goodwill and Other.” Accordingly, the Company expenses all costs that relate to the planning and post implementation phases for software and website development. Costs associated with minor enhancements and maintenance for the Company’s website are expensed as incurred. Since the software and website development costs incurred during the application development stage have not been significant to date, and there remains uncertainty about the future economic benefit derived from internally developed software and the website, the Company has not capitalized any software or website development costs to date.

Deposits

We have placed deposits with certain service providers pursuant to agreements with the service providers. Certain deposits are short-term in nature and generally may be applied toward amounts due the service providers as services are rendered. One deposit with a payment services provider that processes investor payment transactions is ongoing and restricted as to withdrawal throughout the contract term and the amount of the deposit depends on the volume of payment transactions processed. The deposit with the payment services provider is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement.

Payable to Member Lenders

Payables to Member Lenders primarily represent payments-in-process received from member lenders that, as of the last day of the period, have not been credited to their accounts on the platform and transferred to the separate bank account that holds lenders’ uninvested funds in trust for them.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in sales, marketing and customer service operating expenses were $3,337,233 and $1,769,508 for the years ended March 31, 2012 and 2011, respectively.

Revenue Recognition

Revenues primarily result from fees earned and net interest income. Fees include loan origination fees (borrower member paid), servicing fees (investor member paid) and management fees (paid by limited partners in investment funds).

The loan origination fee charged to each borrower member is determined by the term and credit grade of that borrower’s Member Loan and, as of March 31, 2012, ranged from 1.11% to 5.00% of the aggregate Member Loan amount. The Member Loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A Member Loan is considered issued when we record the transfer of funds on our platform to the borrower member’s account, following which we initiate an Automated Clearing House transaction to transfer funds from our platform’s correspondent bank account to the borrower member’s bank account.

The recognition of fee revenue and interest income is determined by the accounting method applied to each Member Loan, which include:

•	Member Loans at Fair Value – Member Loans originated on or after October 13, 2008, for which fair value accounting was elected.

•

Member Loans at Amortized Cost – Member Loans originated since the Company’s inception through September 30, 2011 and accounted for at amortized cost; originations of Member Loans at amortized cost were discontinued September 30, 2011.

•	Member Loans Sold Directly to Third Party Investor Members – Member Loans originated and sold to third party investor members, with servicing retained, which sales were discontinued April 7, 2008.

The recognition of fee revenue and interest income for Member Loans under the three accounting methods is described below.

Member Loans at Fair Value

Because of the election to account for Member Loans at fair value, origination fees on Member Loans at fair value are recognized upon origination of the loan and included as a component of non-interest revenue (see Note 15 – Non Interest Revenue) and direct costs to originate Member Loans at fair value are recognized as operating expenses as incurred.

We record interest income on Member Loans at fair value as earned. Loans reaching 120 days delinquent are classified as nonaccrual loans, and we stop accruing interest and reverse all accrued but unpaid interest after such date.

Member Loans at Amortized Cost

Origination fees and direct loan origination costs attributable to originations of Member Loans at amortized cost are offset and the net amount is deferred and amortized over the lives of the loans as an adjustment to the interest income earned on the loans.

We record interest income on Member Loans at amortized cost as earned. Loans reaching 120 days delinquent are classified as nonaccrual loans, and we stop accruing interest and reverse all accrued but unpaid interest after such date.

As discussed later in this Note 2 – Summary of Significant Accounting Policies, effective October 1, 2011, we revised our accounting policy for Member Loans to elect the fair value accounting option for all Member Loans originated on and after October 1, 2011. As a result, there have been no new Member Loan originations that were accounted for at amortized cost after September 30, 2011.

Member Loans Sold Directly to Third Party Investor Members

The remaining principal balance of loans sold to and serviced for third party investors at March 31, 2012 was $1,019; servicing revenue and changes in valuation of servicing rights for loans sold was insignificant for the year ended March 31, 2012.

Servicing Fees on Notes at Fair Value

We record the servicing fees paid by Note holders that are based on the payments serviced on the related Member Loans at fair value, as a component of non-interest revenue when received.

Management Fees

LCA is the general partner of two private investment funds (“Funds”) in which it has made no capital contributions. The Funds invest in Certificates issued by the Trust. Beginning in March 2011, LCA began charging limited partners in the Funds a monthly management fee, payable monthly in arrears, based on a limited partner’s capital account balance as of the end of each month. This management fee can be modified or waived at the discretion of the general partner. These management fees are classified as a component of non-interest revenue in the consolidated statements of operations and are recorded as earned.

Interest Expense Recognition

We record interest expense on interest-bearing liabilities as incurred. We record gross interest expense on the Notes, which excludes the servicing fees paid to us.

Fair Valuation Adjustments of Member Loans at Fair Value and Notes and Certificates at Fair Value

We include in earnings the estimated unrealized fair value gains or losses during the period of Member Loans at fair value, and the offsetting estimated fair value losses or gains on related Notes and Certificates at fair value. As discussed earlier in this Note 2, at March 31, 2012, we estimated the fair values of Member Loans at fair value and related Notes and Certificates using a discounted cash flow valuation methodology. At each reporting period, we recognize fair valuation adjustments for the Member Loans at fair value and for the Notes and Certificates. The fair valuation adjustment for a given principal amount of a Member Loan at fair value will be approximately equal to the corresponding estimated fair valuation adjustment on the combined principal amounts of related Notes and Certificates because the same net cash flows of the Member Loan and the related Note and/or Certificate are used in the discounted cash flow valuation methodology.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, Member Loans and the related accrued interest receivable, and deposits with service providers. We hold our cash, cash equivalents and restricted cash in accounts at high-credit quality regulated domestic financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet periodically exceeds the FDIC insured amounts.

We obtain third-party credit reports and perform other evaluations of our borrower members’ financial condition, as needed, and do not allow borrower members to have more than two Member Loans outstanding at any one time. All of our loans are unsecured but we maintain a fair value allowance for Member Loans at fair value and an allowance for loan losses for Member Loans at amortized cost, as described above. Additionally, the potential gross credit risk to the Company from Member Loans is significantly mitigated to the extent that loans are financed by Notes or Certificates which absorb the loans’ credit losses pursuant to the member payment dependency provision.

The deposits placed with the majority of the service providers are short-term and generally may be applied toward amounts due the providers as services are rendered. One deposit with a nationally recognized payment services provider is ongoing throughout the contract term and is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement. The payments services agreement is cancelable by us at any time. Additionally, we regularly monitor the amount of the ongoing deposit with the payment services provider and the financial condition of the payment services provider.

Stock-based Compensation

All share-based awards made to employees, including grants of employee stock options, restricted stock and employee stock purchase rights, are recognized in the consolidated financial statements based on their respective grant date fair values. Any benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash inflow and a cash outflow from operating activities.

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

Share-based awards issued to non-employees are accounted for in accordance with provisions of ASC 718-505-50, Equity-Based Payments to Non-Employees, which requires that equity awards be recorded at their fair value. We use the Black-Scholes model to estimate the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation. The assumed volatility of the price of our common stock was based on comparative company stock price volatility.

Changes in Accounting Policies

Effective October 1, 2011, we elected the fair value accounting option for all Member Loans originated on and after October 1, 2011. Prior to October 1, 2011, Member Loan originations financed by Notes or Certificates were accounted for at fair value and Member Loan originations financed by us via sources of funds other than Notes or Certificates were accounted for at amortized cost. We believe this change in the fair value accounting elections simplifies the accounting and presentation of Member Loans; all Member Loans eventually will be accounted for at fair value once the existing Member Loans that are accounted for at amortized cost are no longer outstanding.

On January 1, 2011, we had a change in accounting policy for stock compensation expense allocation method. In prior years, we used the graded method to calculate our stock compensation expense; however, in 2011 we changed our methodology to the straight line method. This method is preferable as it more accurately reflects the pattern of service provided by the employee. The change was accounted for through retrospective application of the new accounting policy as of April 1, 2010. The adoption of this new accounting policy did not have a material impact on the consolidated financial statements for periods prior to fiscal 2011. See Note 13 – Stock Based Compensation for further discussion of this change in accounting policy.

Reclassification of Amounts in Previously Published Statements of Operations

Certain amounts in the previously published consolidated statement of operations for the year ended March 31, 2011, for origination fees on Member Loans at fair value, servicing fees on Notes at fair value, interest income earned on Member Loans at fair value and Member Loans at amortized cost, interest income on Cash Equivalents, interest expense on Notes at fair value and Loans Payable, as well as the fair valuation adjustments recognized in earnings related to Member Loans at fair value and Notes and Certificates at fair value, have been reclassified to conform to our current financial statement presentation. These reclassifications had no net impact on previously reported results of consolidated operations or consolidated stockholders’ equity.

New Accounting Pronouncements

In July 2010, the FASB issued Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires additional disaggregated disclosures to improve financial statement users’ understanding of: 1) the nature of an entity’s credit risk associated with its financing receivables, and, 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. As a nonpublic entity, as defined by the accounting standard, we adopted the provisions of ASU 2010-20 for the annual reporting period ending March 31, 2012. The adoption of this standard did not have a material effect on the Company’s results of consolidated operations or financial position but resulted in additional disclosures for Member Loans at amortized cost.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies which loan modifications constitute troubled debt restructurings (“TDR’s”). It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public entities, ASU No. 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. For nonpublic entities, the disclosures are effective for the annual period ending after December 15, 2012, including interim periods within that annual period. The Company is considered a nonpublic entity for determination of the effective date of this ASU. Therefore, the Company must adopt this ASU for Member Loans at amortized cost for its fiscal year ending March 31, 2013, and interim periods within that fiscal year. This guidance is not expected to have a material effect on our identification of Member Loans at amortized cost that are TDR’s or the measurement of impairment losses.

The FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, in May 2011. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011, and should be applied prospectively. Nonpublic entities may elect to apply the amendments early, but no earlier than interim periods beginning after December 15, 2011. Because of the Company’s requirement to file financial statements with the SEC, the Company is considered a public entity for purposes of determining the effective date of this ASU. Accordingly, the Company must adopt this ASU for its interim and annual periods beginning April 1, 2012. The impact of adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

The Comprehensive Income topic of the ASC (Topic 220) was amended in June 2011 by ASU 2011-05. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity. The amendment requires consecutive presentation of the statements of operations and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendment is applicable for public entities for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2011, and retrospective application is required. The amendment is applicable for nonpublic entities for the fiscal year ending after December 15, 2012, and interim periods thereafter, and must be applied retrospectively. Early adoption is permitted for public and nonpublic entities. Because of the Company’s requirement to file financial statements with the SEC, the Company is considered a public entity for purposes of determining the effective date of this ASU. Accordingly, the Company must adopt the ASU for its interim and annual periods beginning April 1, 2012. The impact of adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

3. Net Loss Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss per share attributable to common stockholders by the weighted average number of common shares outstanding for the period. We compute net loss per share of common stock using the two-class method required for participating securities. We consider all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings (see Note 11 – Preferred Stock to the consolidated financial statements for a description), are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders. All participating securities are excluded from basic weighted-average common shares outstanding.

Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. Diluted earnings per share attributable to common stockholders, if presented would be calculated by taking undistributed earnings and reallocating them to reflect the potential impact of dilutive securities. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of potentially dilutive common shares, which are comprised of outstanding stock options, warrants, and convertible preferred stock. The effects of outstanding stock options, warrants and convertible preferred stock are excluded from the computation of diluted net income (loss) per common share in periods in which the effect would be antidilutive.

The following table details the computation of the basic and diluted net loss per share:

	Years Ended March 31,
	2012	2011
Net loss attributable to common stockholders	$(11,944,049)	$(11,300,143)

Weighted-average common shares outstanding, basic and diluted	8,781,407	8,562,005
Net loss per common share, basic and diluted	$(1.36)	$(1.32)

4. Member Loans at Amortized Cost and Allowance for Loan Losses

All Member Loans at amortized cost are fixed-rate fully-amortizing unsecured consumer loans with original terms of three years or five years. As such, Member Loans at amortized cost represent a single class of financing receivable with a single portfolio segment. There have been no new Member Loans at amortized cost originated after September 30, 2011. Outstanding Member Loans at amortized cost, net of deferred origination costs/(revenue), as of March 31, 2012 and 2011, is presented in the following table:

	March 31,
	2012	2011
Principal balance	$2,624,989	$5,746,644
Deferred origination costs/(revenue), net	(83,977)	(162,945)

Total Member Loans at amortized cost, net of deferred origination costs/(revenue)	$2,541,012	$5,583,699

The following table summarizes the aging of the principal balances of Member Loans at amortized cost outstanding as of March 31, 2012:

	Current Loans	31-89 Days Past Due	Impaired Loans	Total Past Due and Impaired	Total Principal Balance of Member Loans
March 31, 2012	$2,460,336	$61,796	$102,857	$164,653	$2,624,989

The following table presents the recorded investment in Member Loans at amortized cost and the related allowance for loan losses at March 31, 2012 and 2011, based on the impairment status of the loans:

	March 31, 2012		March 31, 2011
	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses
Impaired loans; individually evaluated for impairment	$102,857	$90,684	$118,171	$66,685
Unimpaired loans; collectively evaluated for impairment	2,438,155	151,933	5,465,528	263,200

Total Balance at March 31, 2012	$2,541,012	$242,617	$5,583,699	$329,885

Each impaired loan at each period end had a specific loss allowance. As of March 31, 2012, our aggregate allowance for loan losses of $242,617 represented 9.5% of net Member Loans at amortized cost and as of March 31, 2011, our aggregate allowance for loan losses of $329,885 represented 5.9% of net Member Loans at amortized cost.

We had $95,164 and $58,308 of Member Loans at March 31, 2012 and 2011, respectively that were 90 to 119 days past due and still accruing interest. Additionally, we had seven impaired Member Loans at amortized cost representing $40,408 of outstanding principal balance that were on nonaccrual status at March 31, 2012 and 16 impaired Member Loans at amortized cost representing $36,615 of outstanding principal balance that were on nonaccrual status at March 31, 2011. If nonaccrual loans reach 150 days delinquency, the outstanding principal balance is charged-off.

The average balance and interest income recognized on impaired Member Loans at amortized cost for the year ended March 31, 2012 was $113,022 and $4,881, respectively.

The activity in the allowance for loan losses for Member Loans at amortized cost for the years ended March 31, 2012 and 2011 is as follows:

	Years Ended March 31,
	2012	2011
Balance at beginning of period	$329,885	$781,758
Charge-offs, net	(455,044)	(882,525)
Provision for loan losses	367,776	430,652

Balance at end of period	$242,617	$329,885

The estimated fair value of Member Loans at amortized cost is approximately equivalent to their net carrying value.

The internal credit risk rating for each borrower’s loan considers the borrower’s FICO score and other credit-related information obtained at the time of the loan application. Updated FICO scores and the payment status of the borrower’s loan are two key factors used to establish the allowance for loan losses for Member Loans at amortized cost. Member Loans that are current in their payment status represent the lowest credit risk while loans that are 31-89 days past due represent an increased risk of potential credit loss that warrant active collection efforts and monitoring. Loans 90 days or more past due and loans where the borrower has filed a petition in bankruptcy or is deceased are deemed to be impaired and are subject to significant risk of loss.

The following table summarizes the credit quality indicators for Member Loans at amortized cost as of March 31, 2012:

Borrower’s	Principal Balance of Member Loans at Amortized Cost
Updated FICO Score	Current	31-89 Days Past Due	Impaired Loans	Totals
Loans not Impaired:
>780	$41,148	$—	$—	$41,148
760-779	161,017	21	—	161,038
740-759	273,200	49	—	273,249
720-739	390,245	508	—	390,753
700-719	442,006	2,504	—	444,510
680-699	337,914	95	—	338,009
660-679	268,439	60	—	268,499
< 660	546,367	58,559	—	604,926
Impaired Loans	—	—	102,857	102,857

Totals	$2,460,336	$61,796	$102,857	$2,624,989

5. Member Loans at Fair Value and Notes and Certificates at Fair Value

At March 31, 2012 and March 31, 2011, we had the following assets and liabilities measured at fair value on a recurring basis:

	Member Loans at Fair Value		Notes and Certificates at Fair Value
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Aggregate principal balance outstanding	$366,396,942	$158,540,254	$366,936,857	$158,330,747
Fair valuation adjustments	(6,104,408)	(8,568,265)	(6,136,499)	(8,552,930)

Fair value	$360,292,534	$149,971,989	$360,800,358	$149,777,817

We determined the fair values of Member Loans at fair value and Notes and Certificates at fair value using inputs and methods that are categorized in the fair value hierarchy of ASC 820, as follows:

March 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Member Loans at fair value	$—	$—	$360,292,534	$360,292,534

Liabilities:
Notes and Certificates	$—	$—	$360,800,358	$360,800,358

March 31, 2011
Assets:
Member Loans at fair value	$—	$—	$149,971,989	$149,971,989

Liabilities:
Notes and Certificates	$—	$—	$149,777,817	$149,777,817

Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended March 31, 2012:

	Member Loans at fair value	Notes and Certificates
Fair value at March 31, 2011	$149,971,989	$149,777,817
Originations	320,014,162	319,703,553
Transfers / reclassification of Member Loans at amortized cost	2,344,353	—
Principal repayments	(105,306,238)	(101,949,806)

Carrying value before fair value adjustments	367,024,266	367,531,564
Fair valuation adjustments, included in earnings for period	(6,731,732)	(6,731,206)

Fair value at March 31, 2012	$360,292,534	$360,800,358

There were $2,344,353 transfers / reclassifications of Member Loans at amortized cost to Member Loans at fair value during the year ended March 31, 2012. These transfers / reclassifications represented Member Loans funded by the Company at origination which subsequently were financed by Notes and/or Certificates.

As discussed previously in Note 2 – Summary of Significant Accounting Policies, fair values for Member Loans at fair value and the related Notes and Certificates are determined using a discounted cash flow model utilizing estimates for credit losses, prepayments, changes in the interest rate environment, and other factors. For Notes and Certificates, we also consider risk factors such as the Company’s liquidity position. The majority of fair valuation adjustments included in earnings is attributable to changes in estimated instrument-specific future credit losses. All fair valuation adjustments were related to Level 3 instruments for the year ended March 31, 2012. A specific loan that is projected to have higher future default losses than previously estimated lowers the expected future cash flows of the Member Loan over its remaining life, which reduces its estimated fair value. Conversely, a specific loan that is projected to have lower future default losses than previously estimated increases the expected future cash flows of the Member Loan over its remaining life, which increases its fair value. Because the payments to holders of Notes and Certificates directly reflect the payments received on Member Loans at fair value, a reduction or increase of the expected future payments on Member Loans at fair value reduces or increases the estimated fair values of the related Notes and Certificates. Expected losses and actual loan charge-offs on Member Loans at fair value are offset to the extent that the loans are financed by Notes and Certificates that absorb the related loan losses.

Fair value adjustment gains/(losses) for Member Loans at fair value were $(6,731,732) and $(8,947,051) for the years ended March 31, 2012 and 2011, respectively. Fair value adjustment gains/(losses) for Notes and Certificates was $6,731,206 and $8,932,088 for the years ended March 31, 2012 and 2011, respectively.

The fair value adjustments for Member Loans at fair value were largely offset by the fair value adjustments of the Notes and Certificates due to the member payment dependent design of the Notes and Certificates and because the principal balances of the Member Loans at fair value were very close to the principal balances of the Notes and Certificates. Accordingly, the net fair value adjustment gains/(losses) for Member Loans and Notes and Certificates were $(526) and $(14,963) for the years ended March 31, 2012 and 2011, respectively.

At March 31, 2012, we had 271 Member Loans at fair value that were 90 days or more past due or where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $2,330,128, aggregate adverse fair value adjustments totaling $2,072,859 and an aggregate fair value of $257,269. At March 31, 2011, we had 186 Member Loans at fair value that were 90 days or more past due that had a total outstanding principal balance of $1,461,924, aggregate adverse fair value adjustments of $909,551 and an aggregate fair value of $552,373.

At March 31, 2012, we had 81 Member Loans at fair value representing $729,688 of outstanding principal and $100,978 of fair value, and Notes and Certificates with $706,178 of outstanding principal balance and a fair value of $97,572 that were on nonaccrual status. At March 31, 2011, we had 69 Member Loans at fair value representing $550,652 of outstanding principal and $26,735 of fair value and Notes and Certificates with a fair value of $26,669 that were on nonaccrual status. If nonaccrual loans reach 150 days delinquency, the outstanding principal balance of the loans and the related Notes and Certificates is charged-off.

6. Property and Equipment

Property and equipment as of March 31, 2012 and 2011 consist of the following:

	Est. Useful	March 31,
	Life (Years)	2012	2011
Computer equipment	3	$498,420	$272,016
Computer software	5	228,437	113,783
Furniture and fixtures	5	64,941	36,410
Domain name	5	20,952	20,952
Leasehold Improvement	3	33,359	19,447

Total property and equipment		846,109	462,608
Accumulated depreciation and amortization		(321,245)	(247,617)

Property and equipment, net		$524,864	$214,991

7. Deposits

We had $955,631 and $57,756 of deposits with certain service providers pursuant to agreements with the service providers as of March 31, 2012 and 2011, respectively, including one deposit of $885,435 with a nationally recognized payment services provider at March 31, 2012. The deposit with the payment services provider is ongoing and restricted as to withdrawal throughout the contract term. The amount of the deposit with the payment services provider depends on the actual volume of payment transactions processed over a specified period of time and the deposit is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement.

8. Accrued Interest Payable and Other Accrued Expenses

Accrued interest payable and other accrued expenses as of March 31, 2012 and 2011 consist of the following:

	March 31,
	2012	2011
Accrued interest payable	$2,607,619	$4,278
Accrued professional fees	451,145	847,890
Accrued compensation	1,356,422	602,964
Other accrued expenses	–	82

Total accrued interest payable and other accrued expenses	$4,415,186	$1,455,214

9. Loans Payable

Loans payable consist of the following:

	March 31,
	2012	2011
Growth capital term loan	$173,945	$1,166,268
Unamortized discount on growth capital term loan	(2,568)	(38,189)
Financing term loan	173,945	1,214,482
Unamortized discount on financing term loan	(2,568)	(39,792)
Private placement notes	21,606	590,432
Unamortized discount on notes payable	–	(20,615)

Total loans payable, net of debt discount	$364,360	$2,872,586

The remaining principal balance due on all loans payable of $369,496 at March 31, 2012, net of unamortized discounts of $5,136, mature during the year-ending March 31, 2013.

Growth Capital and Financing Term Loans

As of March 31, 2012 and March 31, 2011, the combined outstanding principal balances under these two agreements totaled $347,890 and $2,380,750, respectively. The growth capital term loan and the financing term loan each bear interest at the rate of 10.00% per annum and both loans are amortizing with final maturities in our fiscal year ending March 31, 2013. Additional initial terms of these two agreements included that we: (i) secure our borrowings by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on Member Loans that are financed by Notes; (ii) maintain combined certificates of deposit in the amount of $700,000 pledged as collateral until repayment; and (iii) maintain a minimum collateral ratio. At March 31, 2012, we do not have any remaining capacity under these agreements as we have fully drawn the entire $13,000,000 of the combined non-revolving availability under the growth capital term loan and the financing term loan. In March 2012, the creditors on these loans removed the restrictions on the $700,000 of certificates of deposit formerly pledged as collateral for these loans and the requirement to maintain a minimum collateral ratio for these loans.

In connection with the growth capital term loan, from inception through December 2008 we issued fully exercisable warrants to purchase 164,320 shares of Series A convertible preferred stock at an exercise price of $1.065 per share, for which we recorded debt discounts of $105,913. Amortization of the debt discounts recorded for this loan was $35,621 and $52,071 for the years ended March 31, 2012 and 2011, respectively, and were recorded as interest expense.

In connection with the financing term loan agreement, from inception through December 2009 we issued fully exercisable warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at a price of $1.065 per share and recorded total debt discounts of $277,962. Amortization of the debt discounts recorded for this loan was $37,224 and $110,803 for the years ended March 31, 2012 and 2011, respectively, and was recorded as interest expense.

In connection with the term loans, in May 2009 we also issued fully exercisable warrants to purchase 187,090 shares of Series B convertible preferred stock with an exercise price of $0.7483 per share and recorded total debt discounts of $184,860. Amortization of these debt discounts is included in the amortization amounts of debt discounts presented above for the growth capital term loan and the financing term loan.

Private Placement Notes

The balance of the private placement notes at March 31, 2012 and March 31, 2011 is $21,605 and $590,432, respectively. During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,707,964. Each private placement note is repayable over three years and bears interest at the rate of 12% per annum. In June and July 2009, we issued an additional $200,000 of private placement notes which bear interest at the rate of 8% per annum.

We used the proceeds of these private placement notes to fund Member Loans. In connection with origination of these private placement notes, from inception through July 2009 we issued fully exercisable warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock (see Note 11 – Preferred Stock). Upon issuance of the warrants, we recorded a debt discount of $329,271, and amortization of the debt discount was recorded as interest expense of $20,615 and $109,757 for the years ended March 31, 2012 and 2011, respectively.

10. Related Party Transactions

Our affiliates, including our directors, executive officers and 5% stockholders, have opened investor member accounts with LendingClub and have made deposits and withdrawals to their accounts and funded portions of borrowers’ loan requests from time to time in the past via purchases of Notes and Certificates, and may do so in the future.

For the years ended March 31, 2012 and 2011, these affiliates made LendingClub Platform deposits, Platform withdrawals, and invested in Notes and Certificates, as follows:

	Year Ended March 31, 2012			Year Ended March 31, 2011
	Platform	Platform		Platform	Platform
Affiliate	Deposits	Withdrawals	Investments	Deposits	Withdrawals	Investments
Daniel Ciporin	$209,500	$173,841	$27,753	$400,902	$118,331	$405,600
Jeffrey Crowe	—	—	263,025	446,000	100,000	481,925
Carrie Dolan	—	7,900	6,000	31,000	—	31,425
Renaud Laplanche	—	2,739	800	—	114,642	30,825
Rebecca Lynn	—	—	—	—	—	—
John Mack	1,700,000	526,490	991,982	—	—	—
Scott Sanborn	—	23,761	6,700	134,710	137,861	14,825

	$1,909,500	$734,731	$1,296,260	$1,012,612	$470,834	$964,600

As of March 31, 2012 and 2011, these affiliates had outstanding principal invested balances of $2,236,809 and $766,656 respectively, and had total funds committed to the LendingClub Platform of $2,398,043 and $785,396, respectively, as follows:

	As of March 31, 2012		As of March 31, 2011
Affiliate	Notes and Certficates Outstanding	Total Funds Committed	Notes and Certficates Outstanding	Total Funds Committed
Daniel Ciporin	$325,424	$377,225	$309,146	$319,019
Jeffrey Crowe	431,871	448,255	411,804	419,421
Carrie Dolan	24,510	25,519	31,088	31,508
Renaud Laplanche	160	366	3,318	3,491
Rebecca Lynn	4	509	36	519
John Mack	1,443,473	1,534,371	—	—
Scott Sanborn	11,367	11,798	11,264	11,438

	$2,236,809	$2,398,043	$766,656	$785,396

See Note 19 – Subsequent Events for discussion of the appointment on April 11, 2012 of Mr. John J. Mack to serve as a member of the Company’s board of directors, and related party matters related to Mr. Mack’s appointment, and of the appointment on June 6, 2012 of Mary Meeker to serve as a member of the Company’s board of directors.

11. Preferred Stock

Convertible Preferred Stock

The following table provides information regarding the series of convertible preferred stock outstanding at March 31, 2012 and 2011.

	For the Years Ended March 31,
	2012	2011
Preferred stock, $0.01 par value; 58,046,088 and 49,116,801 total shares authorized at March 31, 2012 and 2011, respectively:
Series A convertible preferred stock, 17,006,275 shares designated at March 31, 2012 and 2011; 15,749,674 and 15,740,285 shares issued and outstanding at March 31, 2012 and 2011, respectively; aggregate liquidation preference of $16,763,404 at March 31, 2012 and 2011.	$16,574,708	$16,564,708
Series B convertible preferred stock, 16,410,526 shares designated at March 31, 2012 and 2011; 16,036,346 shares issued and outstanding at March 31, 2012 and 2011; aggregate liquidation preference of $11,999,998 at March 31, 2012 and 2011.	11,897,738	11,897,738
Series C convertible preferred stock, 15,621,609 and 15,700,000 shares designated at March 31, 2012 and 2011, respectively; 15,621,609 shares issued and outstanding at March 31, 2012 and 2011; aggregate liquidation preference of $24,489,996 at March 31, 2012 and 2011	24,387,945	24,387,945
Series D convertible preferred stock, 9,007,678 shares designated at March 31, 2012; 9,007,678 shares issued and outstanding at March 31, 2012; aggregate liquidation preference of $32,043,914 at March 31, 2012.	31,945,772	—

	$84,806,163	$52,850,391

In January 2012, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares that we are authorized to issue from 137,471,535 shares to 158,046,088 shares, 100,000,000 of which are designated as common stock, and 58,046,088 of which are designated as preferred stock. Of the total shares of preferred stock, 17,006,275 are designated as Series A Preferred Stock, 16,410,526 are designated as Series B Preferred Stock, 15,621,609 are designated as Series C Preferred Stock and 9,007,678 are designated as Series D Preferred Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares of Common Stock then outstanding) by the affirmative vote of the holders of a majority of the Company’s Preferred Stock and Common Stock (voting together as a single class on an as-converted to Common Stock basis).

The outstanding shares of convertible preferred stock are not mandatorily redeemable. The sale of all, or substantially all, of the Company’s assets, a consolidation or merger with another company, or a transfer of voting control in excess of fifty percent (50%) of the Company’s voting power are all events which are deemed to be a liquidation and would trigger the payment of liquidation preferences under the preferred stock agreements. All such events require approval of the Board of Directors (“Board”). Therefore, based on the guidance of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” the redeemable convertible preferred stock has been classified outside of the stockholders’ equity section as certain of these factors are outside the control of the Company. The significant terms of outstanding Series A, Series B, Series C and Series D convertible preferred stock are as follows:

Conversion – Each share of convertible preferred stock is convertible, at the option of the holder, initially, into one share of common stock (subject to adjustments for events of dilution). Each share of convertible preferred stock will automatically be converted upon the earlier of: (i) the closing of an underwritten public offering of our common stock with aggregate gross proceeds that are at least $30,000,000; or (ii) the consent of the holders of a 65% majority of outstanding shares of convertible preferred stock, voting together as a single class, on an as-converted to common stock basis. The Company’s preferred stock agreements contain certain anti-dilution provisions, whereby if the Company issues additional shares of capital stock for an effective price lower than the conversion price for a series of preferred stock immediately prior to such issue, then the existing conversion price of such series of preferred stock will be reduced. The Company determined that while its convertible preferred stock contains certain anti-dilution features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of FASB ASC 815, Derivatives and Hedging Activities.

Liquidation preference – Upon any liquidation, winding up or dissolution of us, whether voluntary or involuntary (a “Liquidation Event”), before any distribution or payment shall be made to the holders of any common stock, the holders of convertible preferred stock shall, on a pari passu basis, be entitled to receive by reason of their ownership of such stock, an amount per share of Series A convertible preferred stock equal to $1.065 (as adjusted for stock splits, recapitalizations and the like) plus all declared and unpaid dividends (the “Series A Preferred Liquidation Preference”), an amount per share of Series B convertible preferred stock equal to $0.7483 (as adjusted for stock splits, recapitalizations and the like) plus all declared and unpaid dividends (the “Series B Preferred Liquidation Preference”), an amount per share of Series C convertible preferred stock equal to $1.5677 (as adjusted for stock splits, recapitalizations and the like), and an amount per share of Series D convertible preferred stock equal to $3.557 (as adjusted for stock splits, recapitalizations and the like). However, if upon any such Liquidation Event, our assets shall be insufficient to make payment in full to all holders of convertible preferred stock of their respective liquidation preferences, then the entire assets of ours legally available for distribution shall be distributed with equal priority between the holders based upon the amounts such series was to receive. Any excess assets, after payment in full of the liquidation preferences to the convertible preferred stockholders, are then allocated to the holders of common and preferred stockholders, pro-rata, on an as-if-converted to common stock basis.

Dividends – If and when declared by the Board of Directors, the holders of Series A, Series B, Series C and Series D convertible preferred stock, on a pari passu basis, will be entitled to receive non-cumulative dividends at a rate of 6% per annum in preference to any dividends on common stock (subject to adjustment for certain events). The holders of Series A, Series B, Series C and Series D convertible preferred stock are also entitled to receive with common stockholders, on an as-if-converted basis, any additional dividends issued by us.

Voting rights – Generally, preferred stockholders have one vote for each share of common stock that would be issuable upon conversion of preferred stock. Voting as a separate class, and on an as-if-converted to common stock basis, the Series A convertible preferred stockholders are entitled to elect two members of the Board of Directors and the holders of Series B convertible preferred stockholders are entitled to elect one member of the Board of Directors. The Series C and Series D convertible preferred stockholders are not entitled to elect a member of the Board of Directors. The holders of common stock, voting as a separate class, are entitled to elect one member of the Board of Directors. The remaining directors are elected by the preferred stockholders and common stockholders voting together as a single class on an as-if-converted to common stock basis.

In July 2011, we issued and sold 7,027,604 shares of Series D convertible preferred stock for aggregate cash consideration of approximately $25,000,000. In August 2011, we issued and sold an additional 281,104 shares of Series D convertible preferred stock for aggregate cash consideration of approximately $1,000,000. In January 2012, we issued and sold an additional 1,698,970 shares of Series D convertible preferred stock for aggregate cash consideration of approximately $6,000,000. In connection with our private placement of Series D convertible preferred stock, we incurred transaction expenses of approximately $98,000 that were recorded as a reduction to gross proceeds.

On June 1, 2012, we issued 2.5 million shares of Series E convertible preferred stock for aggregate net cash consideration of approximately $17.4 million. See Note 19 – Subsequent Events for more details.

12. Stockholders’ Deficit

Common Stock

As of March 31, 2012, we have shares of common stock authorized and reserved for future issuance as follows:

Convertible preferred stock, Series A	15,749,674
Convertible preferred stock, Series B	16,036,346
Convertible preferred stock, Series C	15,621,609
Convertible preferred stock, Series D	9,007,678
Options to purchase common stock	9,600,808
Options available for future issuance	2,258,894
Convertible preferred Series A stock warrants	1,256,601
Convertible preferred Series B stock warrants	374,180
Common stock warrants	259,482

Total common stock authorized and reserved for future issuance	70,165,272

During the year ended March 31, 2012, we issued 539,673 shares of common stock in exchange for proceeds of $157,581 upon the exercise of employee stock options and during the year ended March 31, 2011, we issued 35,812 shares of common stock in exchange for proceeds of $9,408 upon the exercise of employee stock options. No warrants to purchase common stock were exercised during the years ended March 31, 2012 or 2011.

In February 2011, we issued fully exercisable warrants to purchase 155,482 shares of common stock at $1.5677 per share. The warrants may be exercised at any time on or before February 2021. The fair value of these warrants was estimated to be $19,086 using the Black-Scholes option pricing model with the following assumptions: a volatility of 46.31%, a contractual life of 10 years, no dividend yield and a risk-free interest rate of 3.49%.

In July 2011, we issued 9,389 shares of Series A Convertible Preferred Stock in exchange of proceeds of $10,000 upon the exercise of warrants.

Accumulated Deficit

We have incurred operating losses since our inception, including net losses of $11,944,049 and $11,300,143, for the years ended March 31, 2012 and 2011, respectively. Accordingly, we have an accumulated deficit of $53,398,701 since inception and a stockholders’ deficit of $48,469,352, at March 31, 2012.

13. Stock-Based Compensation

Under our 2007 Stock Incentive Plan, or the Option Plan, we may grant options to purchase shares of common stock to employees, executives, directors and consultants at exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory options. An aggregate of 12,559,948 shares have been authorized for issuance under the Option Plan. The majority of options granted through March 31, 2012 are stock options that generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 12 quarters thereafter, provided the grantee remains continuously employed by the Company through each vesting date (“service-based options”). As discussed further below, certain stock options with ten year terms vest immediately upon achievement of specified performance goals provided the grantee remains continuously employed by the Company through each performance measurement date (“performance-based options”).

For the year-ended March 31, 2012, we granted stock options to purchase a total of 3,583,419 shares of common stock with a weighted average exercise price of $0.71 per share, a weighted average grant date fair value of $0.42 per share and a total estimated fair value of approximately $1,495,719. Of the total option grants, 3,001,587 were service-based stock options that expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 12 quarters thereafter provided the grantee remains continuously employed by the Company through each vesting date. The remaining 581,832 options were performance-based options with ten year terms that were granted to an executive officer. The performance-based options provide for a variable number of options to vest immediately based on the degree of achievement of specified performance goals as of the relevant performance measurement dates, provided the grantee also remains continuously employed by the Company through each of the performance measurement dates that extend through July 2014.

For the year-ended March 31, 2011, we granted service-based stock options to purchase 4,907,407 shares of common stock with a weighted average exercise price of $0.41 per share, a weighted average grant date fair value of $0.22 per share and a total estimated fair value of approximately $1,100,241. There were no grants of performance-based stock options in the year-ended March 31, 2011.

We used the Black-Scholes option pricing model to estimate the fair value of stock options granted in the years ended March 31, 2012 and 2011, with the following significant assumptions:

	Years Ended March 31,
	2012	2011
Assumed forfeiture rate (annual %)	8.0%	4.5%
Expected dividend yield	0.0%	0.0%
Assumed stock price volatility	63.50%	46.3% - 46.7%
Risk-free interest rates	0.87% - 1.15%	0.03% - 2.45%
Expected life (years)	5.00 - 6.25	6.25 - 10.00

The assumed forfeiture rate is the annual percentage of unvested stock options that are assumed to be forfeited or cancelled due to grantees discontinuing employment with the Company. Because service-based stock options normally vest over a four year period, the forfeiture assumption is used to estimate the number of stock options that are expected to vest in future periods, which affects the estimate of the forfeiture-adjusted aggregate stock-based compensation expense related to the stock options. For fiscal 2012, we revised the assumed annual forfeiture rate to 8.0% from the assumption of 4.5% used in fiscal 2011. The revised assumption for fiscal 2012 was developed considering the Company’s actual annual forfeiture rates for unvested stock options over the past four years and analyzing the distribution of unvested stock options held by executive officers, senior managers and other employees as of March 31, 2012. Holding other assumptions constant, a higher forfeiture rate reduces the number of options expected to vest in future periods, which lowers the estimated forfeiture-adjusted aggregate stock-based compensation expense related to any affected stock options.

We have paid no cash dividends and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of 0.0% in our option-pricing models.

We have elected to use the calculated-value method under FASB ASC 718 to calculate the stock price volatility assumption for fiscal 2012 and 2011. For fiscal 2012, we updated the set of peer group public companies used to derive the stock price volatility assumption: the peer group companies all are small- or micro-capitalization companies that conduct business in the consumer finance or investment management sectors. The weighted-average historical stock price volatility of the set of peer companies used in fiscal 2012 was substantially the same as the weighted-average historical stock price volatility, measured over the same time periods, as the peer companies used in fiscal 2011 and prior years. The change in this option valuation assumption did not have a significant impact on the valuation of the stock options granted in fiscal 2012.

The expected life represents the period of time that stock options are estimated to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules, and expectations of future exercise patterns and post-vesting employee termination behavior. Given our limited operating history, the simplified method was applied to calculate the expected term. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

Options activity under the Option Plan is summarized as follows:

	Options Issued and Outstanding
	Options Issued and Outstanding	Weighted Average Exercise Price
Balances at March 31, 2010	2,938,500	$0.25
Options Granted	4,907,407	0.41
Options Exercised	(35,812)	0.26
Options Forfeited and Expired	(275,121)	0.24

Balances at March 31, 2011	7,534,974	0.35
Options Granted	3,583,419	0.71
Options Exercised	(539,673)	0.29
Options Forfeited and Expired	(977,912)	0.39

Balances at March 31, 2012	9,600,808	$0.49

Options to purchase 539,673 shares with a total intrinsic value (fair value less exercise price) of $144,005 were exercised in the year ended March 31, 2012.

A summary of outstanding options, vested options and options vested and expected to vest at March 31, 2012, is as follows:

	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Options Outstanding	9,600,808	8.41	$0.49
Vested Options	3,341,014	6.92	$0.33
Options Vested and Expected to Vest	8,938,533	8.34	$0.48

A summary by weighted average exercise price of outstanding options, vested options, and options vested and expected to vest at March 31, 2012, is as follows:

Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life of Outstanding Options (Years)	Number of Options Vested	Number of Options Vested and Expected to Vest
$0.23	923,001	6.54	604,404	903,816
$0.38	5,094,388	7.72	2,731,610	4,888,535
$0.71	3,583,419	9.89	5,000	3,146,182

$0.49	9,600,808	8.41	3,341,014	8,938,533

The aggregate intrinsic value of the vested options and options expected to vest was $2,072,510 at March 31, 2012.

Compensation expense related to the stock options of $641,054 and $210,591 was recognized in income for the years ended March 31, 2012 and 2011, respectively. As of March 31, 2012, total unrecognized compensation cost was $1,600,972 and these costs are expected to be recognized through 2015.

No net income tax benefit has been recognized relating to stock-based compensation expense and no net tax benefits have been realized from exercised stock options.

14. Income Taxes

The Company recorded no net provision for income taxes in either of the years ended March 31, 2012 or 2011 due to the operating losses and full valuation allowance for deferred tax assets recorded in each of the two years then ended. Payments of minimum amounts due to state taxing authorities upon the filing of state tax returns are recorded as operating expenses instead of income tax expense.

The Company’s effective tax rate differs from the statutory federal rate for fiscal 2012 and 2011, as follows:

	For the Year Ended March 31, 2012		For the Year Ended March 31, 2011
Tax at federal statutory rate	$(4,060,977)	34.00%	$(3,835,868)	34.00%
State tax, net of federal tax benefit	(854,649)	7.16%	(649,817)	5.76%
Share-based compensation expense	180,763	-1.51%	69,221	-0.61%
Tax credits	(139,605)	1.17%	(152,937)	1.36%
Change in valuation allowance	5,408,826	-45.28%	4,457,513	-39.51%
Other	(534,359)	4.47%	111,888	-0.99%

	$—	0.00%	$—	0.00%

The significant components of the Company’s deferred tax assets and liabilities as of March 31, 2012 and 2011, are as follows:

	March 31, 2012	March 31, 2011
Deferred tax assets:
Depreciation and amortization	$944,803	$12,894
Net operating loss carry forwards	19,309,512	14,231,414
Reserves and accruals	693,182	1,455,461
Organizational and start-up costs	498,251	481,316
Credits	589,933	445,771

Gross deferred tax asset	22,035,681	16,626,856
Valuation allowance	(22,035,681)	(16,626,856)

Net deferred tax assets	—	—
Deferred tax liability	—	—

Net deferred tax assets (liability)	$—	$—

Due to the significant uncertainty surrounding the realization of the deferred tax assets in future tax returns, the Company has placed a full valuation allowance against its net deferred tax assets.

At March 31, 2012 and 2011, the Company had federal net operating loss carry forwards of approximately $47,104,591 and $38,700,536, respectively, to offset future federal taxable income, which will begin to expire commencing in 2027.

At March 31, 2012 and 2011, the Company had state net operating loss carry forwards of approximately $46,941,290 and $38,094,091, respectively, to offset future state taxable income, which will begin to expire commencing in 2016.

At March 31, 2012 and 2011, the Company has federal research and development tax credit carry forwards of $446,529 and $340,860, respectively, which will begin to expire commencing in 2027.

At March 31, 2012 and 2011, the Company has state research and development tax credit carry forwards of $515,225 and $393,300, respectively. The state tax credit may be carried indefinitely.

For federal and state purposes, a portion of the Company’s net operating loss carry forwards may be subject to limitations on annual utilization in case of a change in ownership, as defined by federal and state tax law. The amount of such limitations, if any, has not been determined. Accordingly, the amount of net operating loss available to offset future profits may be significantly less than the actual net operating losses generated.

The Company adopted the provisions of FASB ASC Topic 740, Income Taxes on April 1, 2007, which provide guidance for accounting for uncertainty in tax positions and require that companies recognize a benefit from a tax position in their consolidated financial statements only if it is more-likely-than-not that the tax position will sustain, upon audit, based on the technical merits of the position. For tax positions that met the recognition threshold, the Company records the largest amount of the benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. The adoption did not impact the Company’s financial condition, results of operations or cash flows for fiscal 2011 or 2012.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of these provisions, the Company did not have any unrecognized tax benefits and associated accrued interest or penalties. There were no interest expense or penalties related to unrecognized tax benefits recognized during the years ended March 31, 2012 and 2011.

As of March 31, 2012 and 2011, the Company’s cumulative unrecognized tax benefit was approximately $240,439 and $181,238, respectively, which was netted against deferred tax assets with a full valuation allowance. If the cumulative unrecognized tax benefit is recognized there will be no effect on the Company’s effective tax rate. The aggregate changes in the balance of the Company’s unrecognized tax benefit were as follows:

Balance as of March 31, 2011	$181,238
Additions for tax positions related to the current year	56,899
Additions for tax positions related to prior years	2,302

Balance as of March 31, 2012	$240,439

The Company does not believe the total amount of unrecognized benefit as of March 31, 2012, will increase or decrease significantly in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California, Connecticut, Arizona, Florida, Illinois, Indiana and New York jurisdictions. The Company’s tax years for 2006 and forward are subject to examination by the U.S., California, Connecticut, Arizona and Indiana tax authorities as the statutes of limitation remain open.

15. Non-Interest Revenue

Non-interest revenue consists of loan origination fees collected upon origination of Member Loans at fair value, servicing fees collected as payments are made to investors in Notes, management fees earned from investors in Certificates and other revenue.

The following table summarizes the components of non-interest revenue for the years ended March 31, 2012, and 2011:

	Years Ended March 31,
	2012	2011
Origination fees on Member Loans at fair value	$13,700,650	$5,940,149
Servicing fees on Notes at fair value	1,221,862	580,047
Management fees from Certificate investors	206,458	461
Other revenue	407,032	341,878

Total Non-Interest Revenue	$15,536,002	$6,862,535

16. Commitments and Contingencies

Operating leases

In April 2011, we entered into a lease agreement for approximately 18,200 square feet of space in San Francisco, CA for our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions. The lease has a term of 6 years and began on May 1, 2011. We can terminate the sublease upon 9 months’ notice prior to the third anniversary of the sublease. The average monthly rent for our new corporate headquarters is approximately $42,000 and we pledged $200,000 as a security deposit.

Effective June 1, 2010, we entered into a 12 month lease, that converted to a month-to-month lease thereafter, for 238 square feet of office space in Fairfield, Connecticut for use by our EVP, Corporate Development. In May 2012, we provided notice to terminate this lease as of July 2012. Since July 2010, we entered into several month-to-month or short-term lease agreements for the lease of office space, ranging from 250 to 400 square feet, in New York City. In January 2012 we renewed the lease for approximately 250 square feet for a New York City office for a one year term that expires on January 31, 2013.

Facilities rental expense for the fiscal year ending March 31, 2012 and 2011 was $549,197 and $311,322, respectively.

At March 31, 2012, the approximate future minimum lease payments payable under the contracts for leased premises is as follows:

Year-Ending March 31,	Future Minimum Lease Payments
2013	$543,028
2014	490,449
2015	508,670
2016	526,891
2017	545,112
Thereafter	610,403

Total	$3,224,553

Contingencies

The Company may be subject to pending legal proceedings and regulatory inquiries in the ordinary course of business. After consultation with legal counsel, the Company does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition or results of operations.

17. Employee Benefit Plan

We maintain a 401(k) defined contribution plan that covers substantially all of our employees. Participants may elect to contribute their annual compensation up to the maximum limit imposed by federal tax law. The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through March 31, 2012.

18. Segment Reporting

The Company reports segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company for purposes of evaluating performance and allocating resources. Based on this approach, we have one reportable segment. Our management reporting process is based on our internal operating structure, which is subject to change and is not necessarily similar to that of other comparable companies.

19. Subsequent Events

Subsequent to March 31, 2012 and through the date of issuance of these financial statements, the following subsequent events occurred.

On April 11, 2012, the board of directors appointed John J. Mack, chairman emeritus of Morgan Stanley, as a member of the Company’s board.

On June 1, 2012, we issued 2.5 million shares of Series E convertible preferred stock for aggregate net cash consideration of approximately $17.4 million. The shares are convertible into shares of our common stock, par value $0.01 per share, initially on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of the LendingClub certificate of incorporation. The two investors in the Series E convertible preferred stock were Kleiner Perkins Caufield & Byers (“KPCB”), and John J. Mack, a member of the Company’s board. In conjunction with the Series E financing, the board of directors appointed Mary Meeker, General Partner of KPCB, as a member of the Company’s board.

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

/s/ Renaud Laplanche	Chief Executive Officer and Director
Renaud Laplanche	(Principal Executive Officer)

/s/ Carrie L. Dolan	Chief Financial Officer
Carrie L. Dolan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey M. Crowe	Director
Jeffrey M. Crowe

/s/ Daniel Ciporin	Director
Daniel Ciporin

/s/ Rebecca Lynn	Director
Rebecca Lynn

/s/ John J. Mack	Director
John J. Mack

/s/ Mary Meeker	Director
Mary Meeker

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of LendingClub Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s 8-K, filed June 7, 2012)

3.2	Amended and Restated Bylaws of LendingClub Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed June 17, 2009)

4.1	Form of three-year Member Payment Dependent Note (included as Exhibit A in Exhibit 4.5) (incorporated by reference to Exhibit 4.3 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

4.2	Form of Indenture between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of the Company’s Amendment #3 to Form S-1, Registration No. 333-151827, filed October 9, 2008)

4.3	First Supplemental Indenture, dated July 10, 2009, between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 of the Company’s Post-Effective Amendment No. 3, Registration No. 333-151827, filed July 23, 2009)

4.4	Form of Investor Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-177230, filed October 7, 2011)

4.5	Second Supplemental Indenture, dated May 5, 2010, between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

4.6	Form of five-year Member Payment Dependent Note (included as Exhibit B in Exhibit 4.5) (incorporated by reference to Exhibit 4.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.1	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-177230, filed October 7, 2011)

10.2	Form of Borrower Membership Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-177230, filed October 7, 2011)

10.3	Second Amended and Restated Loan and Security Agreement, dated as of August 3, 2009, between LendingClub Corporation and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed August 11, 2009)

10.4	Amended and Restated Loan and Security Agreement, dated as of August 3, 2009, between LendingClub Corporation, the Gold Hill Lenders referenced on Exhibit A attached thereto, Gold Hill Venture Lending 03, LP, and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed August 11, 2009)

10.5	First Amendment to Amended And Restated Loan and Security Agreement, dated April 15, 2010, by and among LendingClub Corporation, Gold Hill Venture Lending 03, LP, and Silicon Valley Bank (incorporated by reference to Exhibit 10.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.6	First Amendment to Second Amended And Restated Loan And Security Agreement, dated April 15, 2010, by and between Silicon Valley Bank and LendingClub Corporation (incorporated by reference to Exhibit 10.6 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.7	LendingClub Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1, filed June 20, 2008)

10.8	Amendment No. 3 to LendingClub Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K, filed June 17, 2009)

Exhibit Number	Description
10.9	Form of Secured Promissory Note (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1 (Registration No. 333-151827), filed June 20, 2008)

10.10	Form of Warrant (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1, filed June 20, 2008)

10.11	Amended and Restated Loan Sale Agreement, dated as of November 9, 2010, between LendingClub Corporation and WebBank (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on February 14, 2011)

10.12	Amended and Restated Loan Account Program Agreement, dated as of November 9, 2010, between LendingClub Corporation and WebBank (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on February 14, 2011)

10.13	Hosting Services Agreement, dated as of October 6, 2008, between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K, filed June 17, 2009)

10.14	Services Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K, filed June 17, 2009)

10.15	License Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K, filed June 17, 2009)

10.16	Series A Preferred Stock Purchase Agreement, dated as of August 21, 2007, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K, filed June 17, 2009)

10.17	Series B Preferred Stock Purchase Agreement, dated as of March 13, 2009, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K, filed June 17, 2009)

10.18	Series C Preferred Stock Purchase Agreement, dated as of April 14, 2010, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed April 14, 2010)

10.19	Series D Preferred Stock Purchase Agreement, dated as of July 24, 2011, by and among LendingClub Corporation and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed August 3, 2011)

10.20	Series E Preferred Stock Purchase Agreement, dated as of June 1, 2012, by and among LendingClub Corporation and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed June 7, 2012)

10.21	Amended and Restated Investor Rights Agreement, dated as of June 1, 2012, by and among LendingClub Corporation and the investors listed on Exhibit A thereto (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K, filed June 7, 2012)

10.22	Amended and Restated Voting Agreement, dated as of June 1, 2012, by and among LendingClub Corporation, those certain holders of the Company’s Common Stock listed on Exhibit A thereto, the persons and entities listed on Exhibit B thereto, and the persons and entities listed on Exhibit C thereto (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K, filed June 7, 2012)

Exhibit Number	Description
10.23	Amended and Restated Right of First Refusal and Co-Sale Agreement, dated as of June 1, 2012, by and among LendingClub Corporation, each of the persons and entities listed on Exhibit A thereto, and each of the persons listed on Exhibit B thereto (incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K, filed June 7, 2012)

10.24	Warrant to Purchase Stock, dated May 18, 2009, issued to Silicon Valley Bank (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed May 22, 2009)

10.25	Warrant to Purchase Stock, dated May 18, 2009, issued to Gold Hill Venture Lending 03, LP (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed May 22, 2009)

10.26	Security Agreement: Specific Rights to Payment, dated April 15, 2010, by and between Wells Fargo Bank, National Association and LendingClub Corporation. (incorporated by reference to Exhibit 10.26 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.27+	Backup and Successor Servicing Agreement, dated as of September 15, 2011, by and between Portfolio Financial Servicing Company and Lending Club Corporation. (incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.28	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.29	Form of Referral Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.30	Employment Letter by and between LendingClub Corporation and Carrie Dolan (incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.31	Employment Agreement by and between LendingClub Corporation and Renaud Laplanche, as amended (incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.32	Employment Agreement by and between LendingClub Corporation and John Donovan (incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.33	Employment Agreement by and between LendingClub Corporation and Scott Sanborn

14.1	Code of Business Conduct and Ethics

16.1	Letter from Armanino McKenna LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K, Filed April 11, 2011)

18.1	Preferability letter from independent Registered Public Accounting firm (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K, Filed April 11, 2012)

21.1	Subsidiaries of LendingClub Corporation

23.1	Consent of Independent Registered Public Accounting Firm: Armanino McKenna LLP

23.2	Consent of Independent Registered Public Accounting Firm: Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Labels Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

+	Confidential treatment requested