Form 10-K/A
period 2012-03-31
LendingClub Corp
filed 2012-07-31
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Annual Report on Form 10-K/A is being filed to add a date to each of the certifications attached to the filing and to replace an mistakenly omitted sentence in Section 9A – Controls and Procedures.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2012, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s new Interpretive Guidance in Release No. 34-55929. Based upon these assessments, our management concluded that as of March 31, 2012, our internal control over financial reporting was effective.

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

/s/ Renaud Laplanche	Chief Executive Officer and Director
Renaud Laplanche	(Principal Executive Officer)

/s/ Carrie L. Dolan	Chief Financial Officer
Carrie L. Dolan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey M. Crowe	Director
Jeffrey M. Crowe

/s/ Daniel Ciporin	Director
Daniel Ciporin

/s/ Rebecca Lynn	Director
Rebecca Lynn

/s/ John J. Mack	Director
John J. Mack

/s/ Mary Meeker	Director
Mary Meeker

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of LendingClub Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s 8-K, filed June 7, 2012)

3.2	Amended and Restated Bylaws of LendingClub Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed June 17, 2009)

4.1	Form of three-year Member Payment Dependent Note (included as Exhibit A in Exhibit 4.5) (incorporated by reference to Exhibit 4.3 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

4.2	Form of Indenture between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of the Company’s Amendment #3 to Form S-1, Registration No. 333-151827, filed October 9, 2008)

4.3	First Supplemental Indenture, dated July 10, 2009, between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 of the Company’s Post-Effective Amendment No. 3, Registration No. 333-151827, filed July 23, 2009)

4.4	Form of Investor Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-177230, filed October 7, 2011)

4.5	Second Supplemental Indenture, dated May 5, 2010, between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

4.6	Form of five-year Member Payment Dependent Note (included as Exhibit B in Exhibit 4.5) (incorporated by reference to Exhibit 4.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.1	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-177230, filed October 7, 2011)

10.2	Form of Borrower Membership Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-177230, filed October 7, 2011)

10.3	Second Amended and Restated Loan and Security Agreement, dated as of August 3, 2009, between LendingClub Corporation and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed August 11, 2009)

10.4	Amended and Restated Loan and Security Agreement, dated as of August 3, 2009, between LendingClub Corporation, the Gold Hill Lenders referenced on Exhibit A attached thereto, Gold Hill Venture Lending 03, LP, and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed August 11, 2009)

10.5	First Amendment to Amended And Restated Loan and Security Agreement, dated April 15, 2010, by and among LendingClub Corporation, Gold Hill Venture Lending 03, LP, and Silicon Valley Bank (incorporated by reference to Exhibit 10.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.6	First Amendment to Second Amended And Restated Loan And Security Agreement, dated April 15, 2010, by and between Silicon Valley Bank and LendingClub Corporation (incorporated by reference to Exhibit 10.6 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.7	LendingClub Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1, filed June 20, 2008)

10.8	Amendment No. 3 to LendingClub Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K, filed June 17, 2009)

Exhibit Number	Description
10.9	Form of Secured Promissory Note (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1 (Registration No. 333-151827), filed June 20, 2008)

10.10	Form of Warrant (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1, filed June 20, 2008)

10.11	Amended and Restated Loan Sale Agreement, dated as of November 9, 2010, between LendingClub Corporation and WebBank (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on February 14, 2011)

10.12	Amended and Restated Loan Account Program Agreement, dated as of November 9, 2010, between LendingClub Corporation and WebBank (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on February 14, 2011)

10.13	Hosting Services Agreement, dated as of October 6, 2008, between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K, filed June 17, 2009)

10.14	Services Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K, filed June 17, 2009)

10.15	License Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K, filed June 17, 2009)

10.16	Series A Preferred Stock Purchase Agreement, dated as of August 21, 2007, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K, filed June 17, 2009)

10.17	Series B Preferred Stock Purchase Agreement, dated as of March 13, 2009, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K, filed June 17, 2009)

10.18	Series C Preferred Stock Purchase Agreement, dated as of April 14, 2010, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed April 14, 2010)

10.19	Series D Preferred Stock Purchase Agreement, dated as of July 24, 2011, by and among LendingClub Corporation and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed August 3, 2011)

10.20	Series E Preferred Stock Purchase Agreement, dated as of June 1, 2012, by and among LendingClub Corporation and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed June 7, 2012)

10.21	Amended and Restated Investor Rights Agreement, dated as of June 1, 2012, by and among LendingClub Corporation and the investors listed on Exhibit A thereto (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K, filed June 7, 2012)

10.22	Amended and Restated Voting Agreement, dated as of June 1, 2012, by and among LendingClub Corporation, those certain holders of the Company’s Common Stock listed on Exhibit A thereto, the persons and entities listed on Exhibit B thereto, and the persons and entities listed on Exhibit C thereto (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K, filed June 7, 2012)

Exhibit Number	Description
10.23	Amended and Restated Right of First Refusal and Co-Sale Agreement, dated as of June 1, 2012, by and among LendingClub Corporation, each of the persons and entities listed on Exhibit A thereto, and each of the persons listed on Exhibit B thereto (incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K, filed June 7, 2012)

10.24	Warrant to Purchase Stock, dated May 18, 2009, issued to Silicon Valley Bank (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed May 22, 2009)

10.25	Warrant to Purchase Stock, dated May 18, 2009, issued to Gold Hill Venture Lending 03, LP (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed May 22, 2009)

10.26	Security Agreement: Specific Rights to Payment, dated April 15, 2010, by and between Wells Fargo Bank, National Association and LendingClub Corporation. (incorporated by reference to Exhibit 10.26 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.27+	Backup and Successor Servicing Agreement, dated as of September 15, 2011, by and between Portfolio Financial Servicing Company and Lending Club Corporation. (incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.28	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.29	Form of Referral Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.30	Employment Letter by and between LendingClub Corporation and Carrie Dolan (incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.31	Employment Agreement by and between LendingClub Corporation and Renaud Laplanche, as amended (incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.32	Employment Agreement by and between LendingClub Corporation and John Donovan (incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.33	Employment Agreement by and between LendingClub Corporation and Scott Sanborn

14.1	Code of Business Conduct and Ethics

16.1	Letter from Armanino McKenna LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K, Filed April 11, 2011)

18.1	Preferability letter from independent Registered Public Accounting firm (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K, Filed April 11, 2012)

21.1	Subsidiaries of LendingClub Corporation

23.1	Consent of Independent Registered Public Accounting Firm: Armanino McKenna LLP

23.2	Consent of Independent Registered Public Accounting Firm: Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment requested