Form 10-Q
period 2012-06-30
LendingClub Corp
filed 2012-08-14
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, there were 10,160,522 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding LendingClub borrower members, credit scoring, Fair Isaac Corporation (“FICO”) scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to attract potential borrowers to our lending platform;

•	the status of borrower members, the ability of borrower members to repay Member Loans and the plans of borrower members;

•	interest rates and origination fees on Member Loans;

•	our ability to service Member Loans and our ability, or the ability of third party collection agents, to pursue collection of delinquent and defaulted Member Loans;

•	our ability to retain WebBank as the lender of loans originated through our platform;

•	expected rates of return provided to investors;

•	our ability to attract additional investors to the platform or to LC Trust I;

•	the availability and functionality of the trading platform;

•	our financial condition and performance;

•	our ability to retain and hire competent employees and appropriately staff our operations;

•	our intellectual property; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and liquidity;

•	our compliance with applicable local, state and federal laws, including the Investment Advisors Act of 1940, the Investment Company Act of 1940 and other laws; and

•	regulatory developments.

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

You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Explanatory Notes

In this Form 10-Q, we refer to all loans made to borrower members as “Member Loans.” In periodic reports and financial statements issued prior to our Quarterly Report on Form 10-Q for the period ended September 30, 2011 (“the 2012 Q2 10-Q”), loans financed by Member Payment Dependent Notes (“Notes”) were referred to as “CM Loans” and loans financed by sources of funds other than the issuance of Notes were referred to as “Member Loans.” Accordingly, we have changed the captions and descriptions of all previously reported loan-related amounts and information in this Form 10-Q to refer to all loans as Member Loans.

Beginning with our Annual Report on Form 10-K for the year ended March 31, 2012 (the “2012 10-K”), we revised the format of our consolidated statements of operations to: (i) present origination fees on Member Loans at fair value and servicing fees on Notes at fair value as components of non-interest revenue; and (ii) present the major components of interest income together, the major components of interest expense together and then net interest income. In periodic reports and financial statements issued prior to the 2012 10-K, our consolidated statements of operations presented origination fees on Member Loans at fair value as a component of interest income on such loans and servicing fees on Notes at fair value as a component of the net interest expense on such Notes. Additionally, prior to the 2012 Q2 10-Q we reported the interest income, interest expense and net interest income related to Member Loans at fair value separately from the interest income, interest expense and net interest income related to Member Loans at amortized cost. This revised format for our consolidated statements of operations is a commonly used presentation for financial services companies, which we believe is a simple and useful presentation. These reclassifications had no net impact on previously reported results of consolidated operations or consolidated stockholders’ equity.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

LendingClub Corporation and Subsidiaries

Consolidated Balance Sheets

	(unaudited)
	June 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$47,275,662	$31,244,368
Restricted cash	4,862,000	4,862,000
Member Loans at fair value (includes $148,525,425 and $92,693,127 from a consolidated Trust, respectively)	454,263,408	360,292,534
Member Loans at amortized cost, net of allowance for loan losses	863,419	2,298,395
Accrued interest and other receivables (includes $888,638 and $573,783 from a consolidated Trust, respectively)	2,798,794	2,448,992
Prepaid expenses and other assets	645,338	702,825
Property and equipment, net	658,298	524,864
Deposits	1,203,692	955,631

Total Assets	$512,570,611	$403,329,609

LIABILITIES

Accounts payable	$1,119,681	$879,573
Accrued interest payable and other accrued expenses (includes $888,638 and $573,783 from a consolidated Trust, respectively)	5,486,255	4,415,186
Payable to member lenders	1,202,534	533,321
Notes and Certificates, at fair value (includes $148,525,425 and $92,693,127 from a consolidated Trust, respectively)	453,110,456	360,800,358
Loans payable, net of debt discount	35,009	364,360

Total Liabilities	$460,953,935	$366,992,798

Commitments and contingencies (see Note 14)

PREFERRED STOCK

Preferred stock, $0.01 par value; 61,617,516 and 58,046,088 shares authorized at June 30, 2012 and March 31, 2012, respectively	$102,159,740	$84,806,163

STOCKHOLDERS’ DEFICIT

Common stock, $0.01 par value; 90,000,000 and 100,000,000 shares authorized at June 30, 2012 and March 31, 2012, respectively; 10,159,272 and 9,111,246 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively	$101,593	$91,113
Additional paid-in capital	5,292,377	4,838,236
Treasury Stock (17,640 shares held at June 30, 2012)	(12,525)	—
Accumulated deficit	(55,924,509)	(53,398,701)

Total Stockholders’ Deficit	$(50,543,064)	$(48,469,352)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$512,570,611	$403,329,609

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Non-Interest Revenue
Origination fees on Member Loans at fair value	$5,866,294	$2,443,944
Servicing fees on Notes at fair value	422,829	225,922
Other Revenue	268,056	99,286

Total Non-Interest Revenue	6,557,179	2,769,152

Interest Income
Member Loans at fair value	13,517,075	4,991,391
Member Loans at amortized cost, net	28,324	188,152
Cash and cash equivalents	8,799	5,771

Total Interest Income	13,554,198	5,185,314

Interest Expense
Notes and Certificates at fair value	(13,437,136)	(4,991,391)
Loans payable	(11,114)	(102,388)

Total Interest Expense	(13,448,250)	(5,093,779)

Net Interest Income	105,948	91,535
(Provision)/Benefit for loan losses on Member Loans at amortized cost	48,522	(74,904)
Fair valuation adjustments, Member Loans at fair value	(3,509,426)	(2,822,820)
Fair valuation adjustments, Notes and Certificates	3,460,555	2,822,563

Net Interest Income after provision for loan losses and fair valuation adjustments	105,599	16,374

Total Net Revenue	6,662,778	2,785,526

Operating Expenses
Sales, marketing and customer service	(5,684,522)	(3,857,839)
Engineering	(992,361)	(520,139)
General and administrative	(2,511,703)	(1,514,226)

Total Operating Expenses	(9,188,586)	(5,892,204)

Loss before provision for income taxes	(2,525,808)	(3,106,678)
Provision for income taxes	—	—

Net Loss	$(2,525,808)	$(3,106,678)

Net Loss Attributable to Common Stockholders	$(2,525,808)	$(3,106,678)

Basic and diluted net loss per share	$(0.25)	$(0.36)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	9,954,190	8,611,959

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,525,808)	$(3,106,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of net deferred loan fees and costs	(42,956)	(1,119)
Amortization of debt discounts	5,135	33,982
Provision/(Benefit) for loan losses	(48,522)	74,904
Fair valuation adjustments, net	48,871	257
Stock based compensation expense	175,680	241,661
Depreciation and amortization	58,802	27,062
Changes in operating assets and liabilities
Accrued interest and other receivables	(349,802)	(151,106)
Prepaid expenses and other assets	57,487	(28,677)
Deposits	(248,061)	(42,500)
Accounts payable	240,108	(33,279)
Accrued interest payable and other accrued expenses	1,071,069	108,947
Payable to member lenders	669,214	—

Net cash used in operating activities	(888,783)	(2,876,546)

Cash flows from investing activities:
Origination of Member Loans at fair value	(137,366,191)	(54,265,647)
Origination of Member Loans at amortized cost, net	—	(1,063,821)
Repayment of Member Loans at fair value	40,821,303	19,176,697
Repayment of Member Loans held at amortized cost	321,767	539,122
Proceeds from sale of charged-off Member Loans at fair value	219,385	—
Proceeds from sale of charged-off Member Loans at amortized cost	49,890	—
Net change in restricted cash	—	(160,000)
Purchase of property and equipment, net	(192,236)	(139,730)

Net cash used in investing activities	(96,146,082)	(35,913,379)

Cash flows from financing activities:
Proceeds from issuance of Notes and Certificates at fair value	138,989,216	55,693,775
Payments on Notes and Certificates at fair value	(42,999,178)	(19,699,272)
Payments on charged-off Notes and Certificates at fair value	(219,385)	—
Payments on loans payable	(334,486)	(941,543)
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	17,353,576	—
Proceeds from issuance of common stock	276,416	1,405

Net cash provided by financing activities:	113,066,159	35,054,365

Net increase (decrease) in cash and cash equivalents	16,031,294	(3,735,560)
Cash and cash equivalents — beginning of period	31,244,368	13,335,657

Cash and cash equivalents – end of period	$47,275,662	$9,600,097

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,746,714	$4,867,857

The accompanying notes are an integral part of these consolidated financial statements.

LENDINGCLUB CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated balance sheets as of June 30, 2012 and March 31, 2012, the consolidated statements of operations for the three months ended June 30, 2012 and 2011, respectively, and the consolidated statements of cash flows for the three months ended June 30, 2012 and 2011, respectively, have been prepared by LendingClub Corporation (“LendingClub”) (referred to herein as “we”, “our” “the Company” and “us”) in conformity with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The Company did not have any items of other comprehensive income during any of the periods presented in the financial statements as of and for the three month periods ended June 30, 2012 and 2011, and therefore, the Company is not currently required to report comprehensive income. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2012 10-K.

In this Form 10-Q, we refer to all loans made to borrower members as “Member Loans”. In financial statements issued prior to the 2012 Q2 10-Q, loans financed by Notes were referred to as “CM Loans” and loans financed by us via sources of funds other than the issuance of Notes were referred to as “Member Loans”. Accordingly, we have changed the captions and descriptions of all previously reported loan-related amounts and information in these financial statements and footnotes to refer to all such items as Member Loans.

Beginning with the 2012 10-K, we revised the format of the consolidated statements of operations to (i) present origination fees on Member Loans at fair value and servicing fees on Notes at fair value as components of non-interest revenue; and (ii) present the major components of interest income together, the major components of interest expense together and then net interest income. In periodic reports and financial statements issued prior to the 2012 10-K, the consolidated statements of operations presented origination fees on Member Loans at fair value as a component of interest income on such loans and servicing fees on Notes at fair value as a component of the net interest expense on such Notes. Additionally, prior to the 2012 Q2 10-Q, we reported the interest income, interest expense and net interest income related to Member Loans at fair value separately from the interest income, interest expense and net interest income related to Member Loans at amortized cost. Accordingly, as explained more fully in Note 2 – Summary of Significant Accounting Policies, certain amounts in prior quarters’ consolidated statements of operations have been reclassified to conform to the current period’s presentation and the reclassifications had no net impact on previously reported results of consolidated operations or consolidated stockholders’ equity.

2. Summary of Significant Accounting Policies

Consolidation Policies

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, LC Advisors, LLC, a California limited liability company (“LCA”) and LC Trust I, a Delaware business trust (“Trust”). In determining whether to consolidate an entity, the Company’s policy is to consider: (i) whether the Company has an equity investment or ownership interest in an entity that is greater than 50% and control over significant operating, financial and investing decisions of that entity, or (ii) for variable interest entities (VIE’s) in which the Company has an equity investment, whether the Company is the primary beneficiary of the VIE as a result of a controlling financial interest in the VIE. A controlling financial interest in a VIE exists if the Company has both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and an economic interest in the VIE, which could be in the form of the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.

The Trust acquires portions of Member Loans from the Company and holds them for the sole benefit of specific investors that purchase Trust Certificates (Certificates) issued by the Trust and which are related to underlying Member Loans. The Certificates may only be settled with cash flows from the underlying Member Loans held by the Trust consistent with the member payment dependent design of the Certificates; Certificate holders do not have recourse to the general credit of the Trust, Company or other investors.

The Company’s capital contributions to the Trust have been insufficient to allow the Trust to finance its purchase of any significant amount of Member Loans without the issuance of Certificates to investors. The Trust’s low capitalization levels (minimum capital of 0.25% of assets) and structure, wherein investors’ hold beneficial interests in Member Loans via the Certificates, qualifies the Trust as a VIE. The Company believes it is the primary beneficiary of the Trust because of its controlling financial interest in the Trust. The Company performs or directs activities that significantly affect the Trust’s economic performance via, (i) operation of the platform that enables borrowers to apply for Member Loans purchased by the Trust, (ii) credit underwriting and servicing of Member Loans purchased by the Trust, and, (iii) LCA’s role to source investors that ultimately purchase Certificates that supply the funds for the Trust to purchase Member Loans. Collectively, the activities of the Company, LCA and Trust described above allow the Company to fund more Member Loans and to collect the related loan origination fees, and for LCA to collect the management fees on the investors’ capital used to purchase Trust Certificates, than would be the case without the existence of the Trust. Therefore, the Company receives significant economic benefits from the existence and activities conducted by the Trust.

The Company has determined that the Trust meets the consolidation requirements. All intercompany transactions and accounts between the Company, the Trust and LCA have been eliminated.

Liquidity

We have incurred operating losses since our inception. For the three months ended June 30, 2012 and 2011, we incurred net losses of $2,525,808 and $3,106,678, respectively. For the three months ended June 30, 2012 and 2011, we had negative cash flows from operations of $888,783 and $2,876,546 respectively. Additionally, we have an accumulated deficit of $55,924,509 since inception and a stockholders’ deficit of $50,543,064 as of June 30, 2012.

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

On June 1, 2012, we issued and sold via private placement 2.5 million shares of Series E convertible preferred stock for aggregate cash consideration of $17,500,000. In connection with our private placement of Series E convertible preferred stock, we incurred transaction expenses of $143,902 that were recorded as a reduction to gross proceeds.

During the year ended March 31, 2012, we issued and sold via private placement a total of 9,007,678 shares of Series D convertible preferred stock for aggregate cash consideration of $32,043,771. In connection with our private placement of Series D convertible preferred stock, we incurred total transaction expenses of approximately $100,521 that were recorded as a reduction to gross proceeds.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience, current information and various other factors we believe to be relevant and reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (i) revenue recognition; (ii) fair value determinations; (iii) allowance for loan losses; (iv) share-based compensation; and (v) provision for income taxes, net of valuation allowances for deferred tax assets. These estimates and assumptions are inherently subjective in nature, actual results may differ from these estimates and assumptions, and the differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents include various unrestricted deposits with financial institutions in checking, money market and short-term certificate of deposit accounts. We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

Restricted Cash

At June 30, 2012 and March 31, 2012, restricted cash consists of the Company’s funds in certain checking, certificate of deposit, and money market accounts that are pledged to or held in escrow by our correspondent banks as security for transactions processed on or related to our platform.

Member Loans

All Member Loans originated since April 7, 2008 have been held for investment on our balance sheet based on management’s intent and ability to hold such loans for the foreseeable future or to maturity. Two acceptable, alternative accounting methods have been used to account for Member Loans held for investment, as discussed below.

Beginning October 13, 2008, Member Loans were able to be financed by Notes issued by us to investors, and the majority of Member Loans originated since that date have been financed in that manner. These Notes are special limited recourse obligations of LendingClub, in that LendingClub has no obligation to make a payment on a Note until LendingClub receives a payment from the underlying member borrower. Each series of Notes corresponds to a single corresponding Member Loan facilitated on a related Member Loan through our platform and the payments to investors in the Notes are directly dependent on the timing and amounts of payments received on the related Member Loan. If we do not receive a payment on the Member Loan, we are not obligated to and will not make any payments on the corresponding Notes. In conjunction with this financing structure effective as of October 13, 2008, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10, which permits companies to choose to measure certain financial instruments and certain other items at fair value. Accordingly, since October 13, 2008, we have elected the fair value option for Member Loan originations financed by Notes (“Member Loans at fair value”) and also for the related Notes. Since March 2011, we have also elected the fair value option for all Member Loan originations financed by Certificates and the related Certificates. Absent the fair value elections, Member Loans held for investment would be accounted for at amortized cost and would record loan loss provisions for estimated expected losses, but the related Notes also accounted for at amortized cost would recognize losses passed-through from the related loans only when and in amounts of the charge-offs of the related loans, thereby resulting in a mismatch in the timing and amounts of loss recognition between a Member Loan and related Notes. The estimated unrealized gains and losses on financial instruments for which the fair value option has been elected are reported in earnings.

We also originate some Member Loans and finance them ourselves, with sources of funds other than Notes and Certificates, to ensure sufficient financing for loans desired by our borrower members. We receive the same terms on Member Loans that we finance as the terms received by other Note investors. Funds to finance such Member Loan originations were obtained through our borrowings under loan facilities with various entities (see Note 7 — Loans Payable) and issuance of various series of preferred stock (see Note 9 – Preferred Stock). Member Loan originations through September 30, 2011, that were financed by us with sources of funds other than Notes and Certificates are carried at amortized cost, reduced by a valuation allowance for loan losses incurred as of the balance sheet date (“Member Loans at amortized cost”). The amortized cost of such Member Loans includes their unpaid principal balance net of unearned income, which is comprised of origination fees charged to borrower members and offset by our incremental direct origination costs for the loans. Unearned income is amortized ratably over the member loan’s contractual life using a method that approximates the effective interest method. All Member Loan originations after September 30, 2011, are accounted for at fair value.

Member Loans at Fair Value and Notes and Certificates at Fair Value

The aggregate fair values of the Member Loans at fair value and Notes and Certificates are reported as separate line items in the assets and liabilities sections of our consolidated balance sheets using the methods and disclosures related to fair value accounting that are described in FASB ASC 820.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in the fair value of the Member Loans at fair value and Notes and Certificates are recognized separately in earnings.

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

Since observable market prices and inputs are not available for similar assets and liabilities, the Member Loans at fair value and Notes and Certificates at fair value are considered Level 3 financial instruments. At June 30, 2012, we estimated the fair values of Member Loans and their related Notes and Certificates using a discounted cash flow valuation methodology. The estimated fair value of Member Loans is computed by projecting the future contractual cash flows to be received on the loans, adjusting those cash flows for our expectation of prepayments (if significant), defaults and losses over the life of the loans, and recoveries, if any. We then discount those projected net cash flows to a present value, which is the estimated fair value. Our expectation of future defaults and losses on loans is based on analyses of actual defaults and losses that occurred on the various credit grades of Member Loans over the past several years. Expected recoveries reflect actual historical recovery experience for the various types of defaulted loans and the contractual arrangements with collection agencies. The discount rates for the projected net cash flows of the Member Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Member Loans.

Our obligation to pay principal and interest on any Note and Certificate is equal to the pro-rata portion of the payments, if any, received on the related Member Loan at fair value. The gross effective interest rate associated with a Note and a Certificate is the same as the interest rate earned on the related Member Loan. At June 30, 2012, the discounted cash flow methodology used to estimate the Notes’ and Certificates’ fair values uses the same projected net cash flows as their related Member Loans. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in Notes issued by LendingClub and Certificates issued by the Trust with cash flows dependent on specific credit grades of Member Loans.

For additional discussion on this topic, including the adjustments to the estimated fair values of Loans at fair value and Notes and Certificates at fair value as of June 30, 2012, as discussed above, see Note 5 — Member Loans at Fair Value and Notes and Certificates at Fair Value.

Impaired Loans, Restructured Loans and Nonaccrual Loans

The Member Loan portfolio is comprised of homogeneous, unsecured loans made to borrower members. Although the terminology and certain required disclosures for impaired and restructured loans apply only to Member Loans at amortized cost pursuant to generally accepted accounting principles as discussed below, we also use similar terminology and classifications for Member Loans at fair value for risk management and internal reporting purposes.

We make an initial assessment whether a Member Loan at amortized cost is impaired no later than the 90th day of delinquency of that loan and at least quarterly thereafter based on their payment status and information gathered through our collection efforts. A Member Loan at amortized cost is considered impaired when, based on loan specific information gathered through our collection efforts, it is probable that we will be unable to collect all the scheduled payments of principal or interest due according to the contractual terms of the original loan agreement. Impaired Member Loans at amortized cost include loans at amortized cost that are 90 days or more past due and loans where the borrower has filed a petition in bankruptcy or is deceased.

As part of our activities to maximize receipt, collection and recovery of loans in which the borrower has, or is expected to, experience difficulty in meeting the loan’s contractually required payments, we may agree to special payment plans with certain borrowers. Most of the special payment plans involve reduced minimum loan payments for a short period of time and the deferred payments are to be repaid over the remaining original term of the loan. No principal or interest is forgiven nor is the original term of the loan extended in these situations. The delay in receipt of all contractually-required loan payments in these situations is insignificant.

Prior to December 2011, special payment plans with certain borrowers involved extensions of the original term of the loan by six to 24 months and recasting the borrower’s monthly loan payment schedule, with the modified total term of the loans not exceeding 60 months. In these situations, the restructuring of the Member Loan at amortized cost terms qualifies as a Troubled Debt Restructuring (“TDR”) as defined by ASC 310-40, which is classified as a form of an impaired loan. Accordingly, as discussed more fully in New Accounting Pronouncements, “Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, later in this Note 2, beginning with the three month period ended June 30, 2012, we now also classify TDR’s as impaired Member Loans at amortized cost and include such TDR’s in the disclosures regarding impaired Member Loans at amortized cost.

A loan that has reached its 120th day of delinquency is classified as a nonaccrual loan; we stop accruing interest and reverse all accrued unpaid interest. Once a loan is deemed uncollectible, 100% of the outstanding balance is charged-off, no later than the 150th day of delinquency. Any payment received on a nonaccrual loan is first applied to the unpaid principal amount of the loan and then to any interest due.

Allowance for Loan Losses

We may incur loan losses if a borrower member fails to pay their monthly scheduled loan payments. The allowance for loan losses applies only to Member Loans at amortized cost and is a valuation allowance that is established as losses are estimated to have occurred at the balance sheet date through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.

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

Our estimate of the required allowance for loan losses for Member Loans at amortized cost is developed by estimating both the rate of default of the loans within each credit score band using the FICO credit scoring model, a loan’s collection/impairment status, the borrower’s FICO score at or near the evaluation date, and the estimated amount of probable loss in the event of a borrower member default.

Accrued Interest and Other Receivables

Other receivables consist primarily of accrued interest receivable on Member Loans and to a lesser extent, account receivable for management fees due from certain investors in Certificates and receivables arising in the ordinary course of operations. Accrued interest receivable on Member Loans is reversed for any loan reaching 120 days of delinquency. Receivables arising in the ordinary course of operations are charged-off when deemed to be uncollectible.

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

Revenue Recognition

Revenues primarily result from fees earned and net interest income. Fees include loan origination fees (borrower member paid), servicing fees (investor member paid) and management fees (paid by investors in Certificates).

The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of June 30, 2012, ranged from 1.11% to 5.00% of the aggregate member loan amount. The member loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A Member Loan is considered issued through our platform when we record the transfer of funds to the borrower member’s account on our platform, following which we initiate an Automated Clearing House transaction to transfer funds from our platform’s correspondent bank account to the borrower member’s bank account.

The recognition of fee revenue and interest income is determined by the accounting method applied to each Member Loan, which include:

•	Member Loans at Fair Value — Member Loans originated on or after October 13, 2008, for which fair value accounting was elected.

•

Member Loans at Amortized Cost — Member Loans originated since Company inception through September 30, 2011 which were accounted for at amortized cost; originations of Member Loans at amortized cost were discontinued September 30, 2011.

•	Member Loans Sold Directly to Third Party Investor Members — Member loans originated and sold to third party investor members, with servicing retained, which sales were discontinued April 7, 2008.

The recognition of fee revenue and interest income for Member Loans under the three accounting methods is described below.

Member Loans at Fair Value

Because of the election to account for Member Loans at fair value, origination fees on Member Loans at fair value are recognized upon origination of the loan and included as a component of non-interest revenue (See Note 13 — Non Interest Revenue). Direct costs to originate Member Loans at fair value are recognized as operating expenses as incurred.

We record interest income on Member Loans at fair value as earned. Loans reaching 120 days delinquency are classified as nonaccrual loans, and we stop accruing interest and reverse all accrued but unpaid interest as of such date.

Member Loans at Amortized Cost

Origination fees and direct loan origination costs attributable to originations of Member Loans at amortized cost are offset and the net amount is deferred and amortized over the lives of the loans as an adjustment to the interest income earned on the loans.

We record interest income on Member Loans at amortized cost as earned. Loans reaching 120 days delinquency are classified as nonaccrual loans, and we stop accruing interest and reverse all accrued but unpaid interest after such date.

As discussed later in this Note 2 – Summary of Significant Accounting Principles, effective October 1, 2011, we elected the fair value accounting option for all Member Loans originated on and after October 1, 2011. As a result, there have been no new Member Loan originations that are accounted for at amortized cost since October 1, 2011.

Member Loans Sold Directly to Third Party Investor Members

The remaining principal balance of loans sold to and serviced for third party investors at June 30, 2012 and 2011 was $657 and $20,463, respectively. Servicing revenue and changes in valuation of servicing rights for loans sold to third party investors was insignificant for the three months ended June 30, 2012 and 2011, respectively.

Servicing Fees on Notes at Fair Value

We record the servicing fees paid by Note holders, which are based on the payments serviced on the related Member Loans at fair value, as a component of non-interest revenue when received.

Management Fees

LCA is the general partner of three private investment funds (“Funds”) in which it has made no capital contributions and does not receive any allocation of the Funds’ income, expenses, gains, losses nor any carried interest. The Funds invest in Certificates issued by the Trust. LCA charges limited partners in the Funds a monthly management fee, payable monthly in arrears, based on a limited partner’s capital account balance as of the end of each month. These management fees, which also are charged to other investors in Certificates, can be modified or waived at the discretion of LCA. These management fees are classified as a component of non-interest revenue in the consolidated statements of operations and are recorded as earned.

Fair Valuation Adjustments of Member Loans at Fair Value and Notes and Certificates at Fair Value

We include in earnings the estimated unrealized fair value gains or losses during the period of Member Loans at fair value, and the offsetting estimated fair value losses or gains on related Notes and Certificates at fair value. As discussed earlier in this Note 2, at June 30, 2012, we estimated the fair values of Member Loans at fair value and Notes and Certificates using a discounted cash flow valuation methodology. At each reporting period, we recognize fair valuation adjustments for the Member Loans at fair value and for the Notes and Certificates. The fair valuation adjustment for a given principal amount of a Member Loan at fair value will be approximately equal to the corresponding estimated fair valuation adjustment on the combined principal amounts of related Notes and Certificates because the same net cash flows of the Member Loan and the related Notes and Certificates are used in the discounted cash flow valuation methodology.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, Member Loans and the related accrued interest receivable, and deposits with service providers. We hold our cash, cash equivalents and restricted cash in accounts at high-credit quality regulated domestic financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet periodically exceeds the applicable FDIC insured amounts.

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

The deposits placed with the majority of the service providers are short-term and generally may be applied toward amounts due the providers as services are rendered. One deposit with a payment services provider is ongoing throughout the contract term, is restricted as to withdrawal, and is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement. The payment services agreement is cancelable by us at any time. Additionally, we regularly monitor the amount of the ongoing deposit with the payment services provider and the financial condition of the payment services provider.

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

Share-based awards issued to non-employees are accounted for in accordance with provisions of ASC 718-505-50, Equity-Based Payments to Non-Employees, which requires that equity awards be recorded at their fair value. We use the Black-Scholes model to estimate the value of share-option awards granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation. The assumed volatility of the price of our common stock was based on comparative company stock price volatility.

Change in Accounting Policy

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

Reclassification of Amounts in Previously Published Consolidated Statements of Operations

Certain amounts in previously published consolidated statements of operations for the three months ended June 30, 2011, for origination fees on Member Loans at fair values, servicing fees on Notes at fair value, interest income earned on Member Loans at fair value and Member Loans at amortized cost, interest income on Cash Equivalents, interest expense on Notes at fair value and Loans Payable, as well as the fair valuation adjustments recognized in earnings related to Member Loans at fair value and Notes and Certificates at fair value, have been reclassified to conform to our current financial statement presentation. These reclassifications had no net impact on previously reported results of consolidated operations or consolidated stockholders’ equity.

Recently Adopted Accounting Standards

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires additional disaggregated disclosures that improve financial statement users’ understanding of: 1) the nature of an entity’s credit risk associated with its financing receivables, and, 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. As a nonpublic entity, as defined by the accounting standard, we adopted the provisions of ASU 2010-20 for the annual reporting period ending March 31, 2012 and interim reporting periods thereafter. The adoption of this standard did not have a material effect on the Company’s results of consolidated operations or financial position but resulted in additional disclosures for Member Loans at amortized cost.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For nonpublic entities, the required disclosures are effective for the annual period ending after December 15, 2012, including interim periods within that annual period, with retrospective disclosures required for all TDR activities that have occurred from the beginning of the annual period of adoption. The Company is considered a nonpublic entity with respect to determination of the effective date of this ASU. Accordingly, the Company adopted this ASU for its fiscal year ending March 31, 2013, and for interim periods beginning with the three-month period ended June 30, 2012. This guidance did not have a material effect on our identification of TDR’s or recording of impairment losses, but resulted in additional disclosures for Member Loans at amortized cost.

The FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, in May 2011. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB,” collectively the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRSs”). The amendments to the Codification in this ASU are to be applied prospectively. Because of the Company’s requirement to file financial statements with the Securities and Exchange Commission (“SEC”), although the Company is a non-public entity it is considered a public entity for purposes of determining the effective date of implementing this ASU. Accordingly, the Company adopted this ASU for its interim periods beginning with the three-month period ended June 30, 2012 and annual periods beginning April 1, 2012. The impact of adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

3. Net Loss Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss per share attributable to common stockholders by the weighted average number of common shares outstanding for the period. We compute net loss per share of common stock using the two-class method required for participating securities. We consider all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings (see Note 9 – Preferred Stock to the consolidated financial statements for a description), are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders. All participating securities are excluded from basic weighted-average common shares outstanding.

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

The following table details the computation of the basic and diluted net loss per share for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
Net loss attributable to common stockholders	$(2,525,808)	$(3,106,678)

Weighted-average common shares outstanding, basic and diluted	9,954,190	8,611,959
Net loss per common share, basic and diluted	$(0.25)	$(0.36)

4. Member Loans at Amortized Cost

All Member Loans at amortized cost are fixed-rate fully-amortizing unsecured consumer loans with original terms of three years or five years. As such, Member Loans at amortized cost represent a single class of financing receivable with a single portfolio segment. There have been no new Member Loans at amortized cost originated after September 30, 2011. Outstanding Member Loans at amortized cost, net of deferred origination costs/ (revenue) as of June 30, 2012 and March 31, 2012 is presented in the following table:

	June 30, 2012	March 31, 2012
Principal balance	$1,021,871	$2,624,989
Deferred origination costs/(revenue), net	(41,022)	(83,977)

Total Member Loans at amortized cost, net of deferred origination costs/(revenue)	$980,849	$2,541,012

The following table summarizes the aging of the principal balances of Member Loans at amortized cost outstanding as of June 30, 2012 and March 31, 2012:

	Current Loans	31-89 Days Past Due	Impaired Loans	Total Past Due and Impaired	Total Principal Balance of Member Loans
June 30, 2012	$916,981	$18,210	$86,680	$104,890	$1,021,871
March 31, 2012	2,460,336	61,796	102,857	164,653	2,624,989

The following table presents the recorded investment in Member Loans at amortized cost and the related allowance for loan losses at June 30, 2012 and March 31, 2012, based on the impairment status of the loans:

	June 30, 2012		March 31, 2012
	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses
Impaired loans; individually evaluated for impairment	$83,200	$61,406	$102,857	$90,684
Unimpaired loans; collectively evaluated for impairment	897,649	56,024	2,438,155	151,933

Total Balances	$980,849	$117,430	$2,541,012	$242,617

Each impaired loan at each period end had a specific loss allowance. As of June 30, 2012, our aggregate allowance for loan losses of $117,430 represented 11.5% of net Member Loans at amortized cost and as of March 31, 2012, our aggregate allowance for loan losses of $242,617 represented 9.5% of net Member Loans at amortized cost.

We had $60,491 and $95,164 of Member Loans at June 30, 2012 and March 31, 2012, respectively, that were 90 to 119 days past due and still accruing interest. Additionally, we had seven impaired Member Loans at amortized cost representing $27,947 of outstanding principal balance that were on nonaccrual status at June 30, 2012 and seven impaired Member Loans at amortized cost representing $40,408 of outstanding principal balance that were on nonaccrual status at March 31, 2012. If nonaccrual loans reach 150 days delinquency, the outstanding principal balance is charged-off.

The average balance and interest income recognized on impaired Member Loans at amortized cost for the three months ended June 30, 2012 was $94,769 and $385, respectively. The average balance and interest income recognized on impaired Member Loans at amortized cost for the three months ended June 30, 2011 was $102,199 and $1,574, respectively

The activity in the allowance for loan losses for Member Loans at amortized cost for the three months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,
	2012	2011
Balance at beginning of period	$242,617	$329,885
Charge-offs, net	(76,665)	(146,438)
(Provision)/Benefit for loan losses	(48,522)	74,904

Balance at end of period	$117,430	$258,351

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

The following table summarizes the credit quality indicators for Member Loans at amortized cost as of June 30, 2012:

Borrower’s Updated FICO Score	Principal Balance of Member Loans at Amortized Cost
	Current	31-89 Days Past Due	Impaired Loans	Totals
Loans not Impaired:
>780	$25,044	$—	$—	$25,044
760-779	79,122	18	—	79,140
740-759	91,133	—	—	91,133
720-739	108,607	3,830	—	112,437
700-719	145,269	2,212	—	147,481
680-699	202,986	—	—	202,986
660-679	77,048	228	—	77,276
< 660	187,772	11,922	—	199,694
Impaired Loans	—	—	86,680	86,680

Totals	$916,981	$18,210	$86,680	$1,021,871

The following table summarizes the credit quality indicators for Member Loans at amortized cost as of March 31, 2012:

Borrower’s Updated FICO Score	Principal Balance of Member Loans at Amortized Cost
	Current	31-89 Days Past Due	Impaired Loans	Totals
Loans not Impaired:
>780	$41,148	$—	$—	$41,148
760-779	161,017	21	—	161,038
740-759	273,200	49	—	273,249
720-739	390,245	508	—	390,753
700-719	442,006	2,504	—	444,510
680-699	337,914	95	—	338,009
660-679	268,439	60	—	268,499
< 660	546,367	58,559	—	604,926
Impaired Loans	—	—	102,857	102,857

Totals	$2,460,336	$61,796	$102,857	$2,624,989

During the three-month period ended June 30, 2012, we adopted ASU No. 2011-02 that clarifies which loan modifications constitute TDR’s. As a result of adopting this new accounting standard, we identified $21,028 principal balance of Member Loans at amortized cost at June 30, 2012 where we had granted concessions to certain borrowers that were experiencing financial difficulties in an attempt to maximize collections of those borrowers’ loans, and such loans are now considered TDR’s and classified as impaired. The allowance for loan losses related to these TDR’s was $2,860 which is calculated by comparing the carrying value of the loan to a value that approximates the present value of the loan’s estimated future cash flows, discounted at the loan’s original contractual interest rate.

During the three months ended June 30, 2012, there were no loan modifications that were classified as new TDRs; all loan modifications during this period involved short-term payment deferrals that are deemed insignificant as defined by ASC 310-40-15 because they do not result in a reduction in the loan’s total cash flows (there is no reduction in the loan’s interest rate or forgiveness of interest or principal) and they do not extend the original maturity date of the loan.

There was one loan at amortized cost with a recorded investment of $537 that was modified in a TDR within the previous 12 months and classified as a TDR, which subsequently defaulted during the three months ended June 30, 2012.

5. Member Loans at Fair Value and Notes and Certificates at Fair Value

At June 30, 2012 and March 31, 2012, we had the following assets and liabilities measured at fair value on a recurring basis:

	Member Loans at Fair Value		Notes and Certificates at Fair Value
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Aggregate principal balance outstanding	$460,874,842	$366,396,942	$459,746,929	$366,936,857
Fair valuation adjustments	(6,611,434)	(6,104,408)	(6,636,473)	(6,136,499)

Fair value	$454,263,408	$360,292,534	$453,110,456	$360,800,358

We determined the fair values of Member Loans at fair value and Notes at fair value using inputs and methods that are categorized in the fair value hierarchy of ASC 820, as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
June 30, 2012
Assets:
Member Loans at fair value	$—	$—	$454,263,408	$454,263,408
Liabilities:
Notes and Certificates	$—	$—	$453,110,456	$453,110,456
March 31, 2012
Assets:
Member Loans at fair value	$—	$—	$360,292,534	$360,292,534
Liabilities:
Notes and Certificates	$—	$—	$360,800,358	$360,800,358

Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2012:

	Member Loans At fair value	Notes and Certificates
Fair value at March 31, 2012	$360,292,534	$360,800,358
Originations	137,366,191	138,989,216
Reclassification of Member Loans at amortized cost	1,154,797	—
Principal repayments	(40,821,303)	(42,999,178)
Proceeds/payments on sale of charged-off Member Loans at fair value	(219,385)	(219,385)

Carrying value before period-end fair value adjustments	457,772,834	456,571,011
Fair valuation adjustments, included in earnings	(3,509,426)	(3,460,555)

Fair value at June 30, 2012	$454,263,408	$453,110,456

There were $1,154,797 of transfers / reclassifications of Member Loans at amortized cost to Member Loans at fair value during the three months ended June 30, 2012. These transfers / reclassifications represented Member Loans initially funded by the Company at origination which subsequently were financed by Notes and/or Certificates.

As discussed previously in Note 2 – Summary of Significant Accounting Policies, fair values for Member Loans at fair value and the related Notes and Certificates are determined using a discounted cash flow model utilizing estimates for credit losses, prepayments, changes in the interest rate environment, and other factors. For Notes and Certificates, we also consider risk factors such as the Company’s liquidity position. The majority of fair valuation adjustments included in earnings is attributable to changes in estimated instrument-specific future credit losses. All fair valuation adjustments were related to Level 3 instruments for the three months ended June 30, 2012. A specific loan that is projected to have higher future default losses than previously estimated lowers the expected future cash flows of the Member Loan over its remaining life, which reduces its estimated fair value. Conversely, a specific loan that is projected to have lower future default losses than previously estimated increases the expected future cash flows of the Member Loan over its remaining life, which increases its fair value. Because the payments to holders of Notes and Certificates directly reflect the payments received on Member Loans at fair value, a reduction or increase of the expected future payments on Member Loans at fair value decreases or increases the estimated fair values of the related Notes and Certificates. Expected losses and actual loan charge-offs on Member Loans at fair value are offset to the extent that the loans are financed by Notes and Certificates that absorb the related loan losses.

Fair value adjustment gains/(losses) for Member Loans at fair value were $(3,509,426) and $(2,822,820) for the three months ended June 30, 2012 and 2011, respectively. Fair value adjustment gains/(losses) for Notes was $3,460,555 and $2,822,563 for the three months ended June 30, 2012 and 2011, respectively.

The fair value adjustments for Member Loans at fair value were largely offset by the fair value adjustments of the Notes and Certificates due to the member-payment-dependent design of the Notes and Certificates and because the aggregate principal balance of the Member Loans at fair value was very close to the aggregate principal balance of the Notes and Certificates. Accordingly, the net fair value adjustment gains/(losses) for Member Loans and Notes and Certificates were $(48,871) and $(257) for the three months ended June 30, 2012 and 2011, respectively.

At June 30, 2012, we had 329 Member Loans at fair value that were 90 days or more past due or where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $3,268,838 aggregate adverse fair value adjustments totaling $2,859,320 and an aggregate fair value of $409,518. At March 31, 2012, we had 271 Member Loans at fair value that were 90 days or more past due or where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $2,330,128, aggregate adverse fair value adjustments totaling $2,072,859 and an aggregate fair value of $257,269.

At June 30, 2012, we had 129 Member Loans at fair value representing $1,217,441 of outstanding principal and $159,934 of fair value, and Notes and Certificates with $1,199,226 of outstanding principal balance and a fair value of $157,319 that were on nonaccrual status. At March 31, 2012, we had 81 Member Loans at fair value representing $729,688 of outstanding principal and $100,978 of fair value, and Notes and Certificates with $706,178 of outstanding principal balance and a fair value of $97,572 that were on nonaccrual status.

6. Deposits

We had deposits of $1,203,692 and $955,631 as of June 30, 2012 and March 31, 2012, respectively, with certain service providers pursuant to agreements with the service providers respectively, including deposits of $1,130,696 and $885,435 as of June 30, 2012 and March 31, 2012, respectively, with a nationally recognized payment services provider. The deposit with the payment services provider is ongoing and restricted as to withdrawal during the contract term. The amount of the deposit with the payment services provider depends on the actual volume of payment transactions processed over a specified period of time and the deposit is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement.

7. Loans Payable

Loans payable consist of the following:

	June 30, 2012	March 31, 2012
Growth capital term loan	$15,941	$173,945
Unamortized discount on growth capital term loan	—	(2,568)
Financing term loan	15,955	173,945
Unamortized discount on financing term loan	—	(2,568)
Private placement notes	3,113	21,606
Unamortized discount on notes payable	—	—

Total loans payable, net of debt discount	$35,009	$364,360

The remaining principal balance due on all loans payable of $35,009 at June 30, 2012, net of unamortized discounts of $0, mature in July 2012.

Growth Capital and Financing Term Loans

As of June 30, 2012 and March 31, 2012, the combined outstanding principal balances under these two agreements totaled $31,896 and $347,890, respectively. The growth capital term loan and the financing term loan each bear interest at the rate of 10.00% per annum and both loans are amortizing with final maturities in July 2012. Additional initial terms of these two agreements included that we: (i) secure our borrowings by a blanket lien on substantially all of our assets, except for our intellectual property rights, certain deposit accounts, and payments we receive on Member Loans that are financed by Notes; (ii) maintain combined certificates of deposit in the amount of $700,000 pledged as collateral until repayment; and (iii)

maintain a minimum collateral ratio. At June 30, 2012, we do not have any remaining capacity under these agreements as we have fully drawn the entire $13,000,000 of the combined non-revolving availability under the growth capital term loan and the financing term loan. In March 2012, the creditors on these loans removed the restrictions on the $700,000 of certificates of deposit formerly pledged as collateral for these loans and the requirement to maintain a minimum collateral ratio for these loans.

In connection with the growth capital term loan, from inception through December 2008, we issued fully exercisable warrants to purchase 164,320 shares of Series A convertible preferred stock at an exercise price of $1.065 per share, for which we recorded debt discounts of $105,913. Amortization of the debt discounts recorded for this loan was $2,568 and $9,507 for the three months ended June 30, 2012 and 2011, respectively, and were recorded as interest expense.

In connection with the financing term loan agreement, from inception through December 2009, we issued fully exercisable warrants to purchase an aggregate of 328,637 shares of Series A convertible preferred stock at a price of $1.065 per share and recorded total debt discounts of $277,962. Amortization of the debt discounts recorded for this loan was $2,568 and $10,269 for the three months ended June 30, 2012 and 2011, respectively, and was recorded as interest expense.

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

Private Placement Notes

The balance of the private placement notes at June 30, 2012 and March 31, 2012 is $3,113 and $21,606, respectively. During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,707,964. Each private placement note is repayable over three years and bears interest at the rate of 12% per annum. In June and July 2009, we issued an additional $200,000 of private placement notes which bear interest at the rate of 8% per annum.

We used the proceeds of these private placement notes to fund Member Loans. In connection with origination of these private placement notes, from inception through July 2009, we issued fully exercisable warrants to purchase an aggregate of 514,817 shares of Series A convertible preferred stock (see Note 9 – Preferred Stock). Upon issuance of the warrants, we recorded a debt discount of $329,271, and amortization of the debt discount was recorded as interest expense of $0 and $14,207 for the three months ended June 30, 2012 and 2011, respectively. All remaining private placement notes have matured in the month of July 2012.

8. Related Party Transactions

A number of our affiliates, including our directors, executive officers and 5% stockholders, have opened investor member accounts with LendingClub and have made deposits and withdrawals to their accounts and funded portions of borrowers’ loan requests from time to time in the past via purchases of Notes and Certificates, and may do so in the future.

For the three months ended June 30, 2012 and 2011, these affiliates made LendingClub Platform deposits, Platform withdrawals, and invested in Notes and Certificates, as follows:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
Affiliate	Platform Deposits	Platform Withdrawals	Investments	Platform Deposits	Platform Withdrawals	Investments
Daniel Ciporin	$—	$40,851	$—	$—	$35,120	$—
Jeffrey Crowe	—	—	79,875	—	—	66,275
Carrie Dolan	—	—	—	—	—	—
Renaud Laplanche	—	—	—	—	—	25
Rebecca Lynn	—	—	—	—	—	—
John Mack	—	252,112	—	—	—	—
Scott Sanborn	—	5,940	2,075	—	5,940	1,400

	$—	$298,903	$81,950	$—	$41,061	$67,700

As of June 30, 2012 and March 31, 2012, these affiliates had outstanding principal invested balances and total funds committed to the LendingClub Platform, as follows:

	As of June 30, 2012		As of March 31, 2012
Affiliate	Notes and Certificates Outstanding	Total Funds Committed	Notes and Certificates Outstanding	Total Funds Committed
Daniel Ciporin	$259,035	$343,847	$325,424	$377,225
Jeffrey Crowe	440,894	455,800	431,871	448,255
Carrie Dolan	21,721	26,055	24,510	25,519
Renaud Laplanche	55	2,198	160	366
Rebecca Lynn	—	509	4	509
John Mack	1,106,416	1,308,383	1,443,473	1,534,371
Scott Sanborn	11,654	12,022	11,367	11,798

	$1,839,775	$2,148,814	$2,236,809	$2,398,043

9. Preferred Stock

Convertible preferred stock

	June 30, 2012	March 31, 2012
Preferred stock, $0.01 par value; 61,617,516 and 58,046,088 total shares authorized at June 30, 2012 and March 31, 2012, respectively:
Series A convertible preferred stock, 17,006,275 shares designated at June 30, 2012 and March 31, 2012; 15,749,674 shares issued and outstanding at June 30, 2012 and March 31, 2012; aggregate liquidation preference of $16,777,814 at June 30, 2012 and March 31, 2012.	$16,574,708	$16,574,708
Series B convertible preferred stock, 16,410,526 shares designated at June 30, 2012 and March 31, 2012; 16,036,346 shares issued and outstanding at June 30, 2012 and March 31, 2012; aggregate liquidation preference of $11,999,998 at June 30, 2012 and March 31, 2012.	11,897,738	11,897,738
Series C convertible preferred stock, 15,621,609 shares designated at June 30, 2012 and March 31, 2012; 15,621,609 shares issued and outstanding at June 30, 2012 and March 31, 2012; aggregate liquidation preference of $24,489,996 at June 30, 2012 and March 31, 2012.	24,387,945	24,387,945
Series D convertible preferred stock, 9,007,678 shares designated at June 30, 2012 and March 31, 2012; 9,007,678 shares issued and outstanding at June 30, 2012 and March 31, 2012; aggregate liquidation preference of $32,043,771 and 32,043,914 at June 30, 2012 and March 31, 2012.	31,943,250	31,945,772
Series E convertible preferred stock, 3,571,428 shares designated at June 30, 2012; 2,500,000 shares issued and outstanding at June 30, 2012; aggregate liquidation preference of $17,500,000 at June 30, 2012.	17,356,099	—

	$102,159,740	$84,806,163

In June 2012, we issued via private placement 2.5 million shares of Series E convertible preferred stock at $7.00 per share for aggregate gross cash consideration $17,500,000. The shares are convertible into shares of our common stock, par value $0.01 per share, initially on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of the LendingClub certificate of incorporation. The two investors in the Series E convertible preferred stock were Kleiner Perkins Caufield & Byers (“KPCB”), and John J. Mack, a member of the Company’s Board of Directors (“Board”). In conjunction with the Series E financing, the Board appointed Mary Meeker, General Partner of KPCB, as a member of the Company’s Board. In connection with our private placement of Series E convertible preferred stock, we incurred transaction expenses of $143,901 that were recorded as a reduction to gross proceeds.

In connection with the sale of Series E convertible preferred stock in June 2012, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware, which reduced the total number of shares that we are authorized to issue from 158,046,088 shares to 151,617,516 shares, 90,000,000 shares of which are designated as common stock, and 61,617,516 shares of which are designated as preferred stock. Of the total shares of preferred stock, 17,006,275 shares are designated as Series A Preferred Stock, 16,410,526 shares are designated as Series B Preferred Stock, 15,700,000 shares are designated as Series C Preferred Stock, 9,007,678 shares are designated as Series D Preferred Stock and 3,571,428 shares are designated as Series E Preferred Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares of Common Stock then outstanding) by the affirmative vote of the holders of a majority of the Company’s Preferred Stock and Common Stock (voting together as a single class on an as-converted to Common Stock basis).

In July 2011, we issued and sold 7,027,604 shares of Series D convertible preferred stock via private placement for aggregate cash consideration of approximately $25,000,000. In August 2011, we issued and sold an additional 281,104 shares of Series D convertible preferred stock for aggregate cash consideration of approximately $1,000,000. In January 2012, we issued and sold an additional 1,698,970 shares of Series D convertible preferred stock for aggregate cash consideration of approximately $6,000,000. In connection with our private placement of Series D convertible preferred stock, we incurred transaction expenses of approximately $100,521 that were recorded as a reduction to gross proceeds.

The outstanding shares of convertible preferred stock are not mandatorily redeemable. The sale of all, or substantially all, of the Company’s assets, a consolidation or merger with another company, or a transfer of voting control in excess of fifty percent (50%) of the Company’s voting power are all events which are deemed to be a liquidation and would trigger the payment of liquidation preferences under the preferred stock agreements. All such events require approval of the Board. Therefore, based on the guidance of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” the redeemable convertible preferred stock has been classified outside of the stockholders’ equity section as certain of these factors are outside the control of the Company. The significant terms of outstanding Series A, Series B, Series C, Series D and Series E convertible preferred stock are as follows:

Conversion – Each share of convertible preferred stock is convertible, at the option of the holder, initially, into one share of common stock (subject to adjustments for events of dilution). Each share of convertible preferred stock will automatically be converted upon the earlier of: (i) the closing of an underwritten public offering of our common stock with aggregate gross proceeds that are at least $30,000,000; or (ii) the consent of the holders of a 55% majority of outstanding shares of convertible preferred stock, voting together as a single class, on an as-converted to common stock basis. The Company’s preferred stock agreements contain certain anti-dilution provisions, whereby if the Company issues additional shares of capital stock for an effective price lower than the conversion price for a series of preferred stock immediately prior to such issue, then the existing conversion price of such series of preferred stock will be reduced. The Company determined that while its convertible preferred stock contains certain anti-dilution features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of FASB ASC 815, Derivatives and Hedging Activities.

Liquidation preference – Upon any liquidation, winding up or dissolution of us, whether voluntary or involuntary (a “Liquidation Event”), before any distribution or payment shall be made to the holders of any common stock, the holders of convertible preferred stock shall, on a pari passu basis, be entitled to receive by reason of their ownership of such stock, an amount per share of Series A convertible preferred stock equal to $1.065 (as adjusted for stock splits, recapitalizations and the like) plus all declared and unpaid dividends (the “Series A Preferred Liquidation Preference”), an amount per share of Series B convertible preferred stock equal to $0.7483 (as adjusted for stock splits, recapitalizations and the like) plus all declared and unpaid dividends (the “Series B Preferred Liquidation Preference”), an amount per share of Series C convertible preferred stock equal to $1.5677 (as adjusted for stock splits, recapitalizations and the like), an amount per share of Series D convertible preferred stock equal to $3.557 and an amount per share of Series E convertible preferred stock equal to $7.00 (as adjusted for stock splits, recapitalizations and the like). However, if upon any such Liquidation Event, our assets shall be insufficient to make payment in full to all holders of convertible preferred stock of their respective liquidation preferences, then the entire assets of ours legally available for distribution shall be distributed with equal priority between the preferred holders based upon the amounts such series was to receive. Any excess assets, after payment in full of the liquidation preferences to the convertible preferred stockholders, are then allocated to the holders of common and preferred stockholders, pro-rata, on an as-if-converted to common stock basis.

Dividends – If and when declared by the Board, the holders of Series A, Series B, Series C, Series D and Series E convertible preferred stock, on a pari passu basis, will be entitled to receive non-cumulative dividends at a rate of 6% per annum in preference to any dividends on common stock (subject to adjustment for certain events). The holders of Series A, Series B, Series C, Series D and Series E convertible preferred stock are also entitled to receive with common stockholders, on an as-if-converted basis, any additional dividends issued by us.

Voting rights – Generally, preferred stockholders have one vote for each share of common stock that would be issuable upon conversion of preferred stock. Voting as a separate class, and on an as-if-converted to common stock basis, the Series A convertible preferred stockholders are entitled to elect two members of the Board the holders of Series B convertible preferred stockholders are entitled to elect one member of the Board as are the holders of the Series E convertible preferred. The Series C and Series D convertible preferred stockholders are not entitled to elect a member of the Board. The holders of common stock, voting as a separate class, are entitled to elect one member of the Board. The remaining directors are elected by the preferred stockholders and common stockholders voting together as a single class on an as-if-converted to common stock basis.

10. Stockholders’ Deficit

Common stock

At June 30, 2012, we have shares of common stock authorized and reserved for future issuance as follows:

Convertible preferred stock, Series A	15,749,674
Convertible preferred stock, Series B	16,036,346
Convertible preferred stock, Series C	15,621,609
Convertible preferred stock, Series D	9,007,678
Convertible preferred stock, Series E	2,500,000
Options to purchase common stock	9,257,629
Options available for future issuance	1,554,046
Convertible preferred Series A stock warrants	1,256,601
Convertible preferred Series B stock warrants	374,180
Common stock warrants	259,482

Total common stock authorized and reserved for future issuance	71,617,245

During the three months ended June 30, 2012, we issued 1,048,026 shares of common stock in exchange for proceeds of $292,103 upon the exercise of employee stock options and during the three months ended June 30, 2011, we issued 140,500 shares of common stock in exchange for proceeds of $38,810 upon the exercise of employee stock options. No warrants to purchase common stock were exercised during the three months ended June 30, 2012 or 2011.

Accumulated Deficit

We have incurred operating losses since our inception, including net losses of $2,525,808 and $3,106,678, respectively, for the three months ended June 30, 2012 and 2011, respectively. Accordingly, we have an accumulated deficit of $55,924,509 since inception and a stockholders’ deficit of $50,543,064, at June 30, 2012.

11. Stock-Based Compensation

Under our 2007 Stock Incentive Plan, or the Option Plan, we may grant options to purchase shares of common stock to employees, executives, directors and consultants at exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory options. An aggregate of 12,559,948 shares have been authorized for issuance under the Option Plan. The majority of options granted through June 30, 2012 are stock options that generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 12 quarters thereafter, provided the grantee remains continuously employed by the Company through each vesting date (“service-based options”). As discussed further below, certain stock options with ten year terms vest immediately upon achievement of specified performance goals provided the grantee remains continuously employed by the Company through each performance measurement date (“performance-based options”).

For the three months ended June 30, 2012, we granted stock options to purchase 713,636 shares of common stock with a weighted average grant date fair value of $0.71 per share. We used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

Expected dividend yield	0.0%
Expected volatility	63.50%
Risk-free interest rates	1.15% - 1.18%
Expected life	6.25	years

Options activity under the Option Plan for the three month periods ended June 30, 2012 and 2011 is summarized as follows:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Options Issued and Outstanding	Weighted Average Exercise Price	Options Issued and Outstanding	Weighted Average Exercise Price
Balances, beginning of period	9,630,808	$0.49	7,534,974	$0.35
Options Granted	713,636	0.71	—	—
Options Exercised	(1,048,026)	0.28	(140,500)	0.28
Options Cancelled	(38,789)	0.71	(515,802)	0.39

Balances, end of period	9,257,629	$0.53	6,878,672	$0.35

Options outstanding and exercisable at June 30, 2012 were 2,887,084 at a weighted average exercise price of $0.39.

A summary of outstanding options, vested options and options vested and expected to vest at June 30, 2012, is as follows:

	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Options Outstanding	9,257,629	8.67	$0.53
Vested Options	2,887,084	7.77	$0.39
Options Vested and Expected to Vest	8,592,263	8.63	$0.52

A summary by exercise price of outstanding options, vested options, and options vested and expected to vest at June 30, 2012, is as follows:

Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life of Outstanding Options (Years)	Number of Options Vested	Number of Options Vested and Expected to Vest
$0.23	785,939	7.21	519,250	772,459
$0.40	4,185,299	7.93	2,090,423	4,015,717
$0.71	4,286,391	9.66	277,411	3,804,086

$0.53	9,257,629	8.67	2,887,084	8,592,262

Compensation expense related to the stock options of $175,680 and $185,172 was recognized in income for the three months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, total unrecognized compensation cost was $1,714,552 and these costs are expected to be recognized through 2015.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

12. Income Taxes

As part of the process of preparing our financial statements, we estimate our income taxes due to applicable federal, state and local jurisdictions in which we operate. This process involves determining our income tax expense or benefit together with calculating the deferred income tax expense or benefit related to temporary differences resulting from differing treatment of items for tax accounting purposes, such as deferred revenue and deductibility of certain expenses. These differences, along with the benefit of deducting the Company’s operating losses incurred since inception against future taxable income, result in deferred tax assets and liabilities, which are included in the accompanying consolidated balance sheet. We then assess the likelihood and extent to which the deferred tax assets will be recovered through the generation of future taxable income.

The Company recorded no net provision for income taxes in either of the three month periods ended June 30, 2012 or 2011 due to the operating losses and full valuation allowance for deferred tax assets recorded in each of the two periods then ended. Payments of minimum amounts due to state taxing authorities upon the filing of state tax returns are recorded as operating expenses instead of income tax expense.

For federal and state purposes, a portion of the Company’s net operating loss carry forwards may be subject to limitations on annual utilization in case of a change in ownership, as defined by federal and state tax law. The amount of such limitations, if any, has not been determined. Accordingly, the amount of net operating losses available to offset future profits may be significantly less than the actual net operating losses generated.

As of June 30, 2012, we continued to have a full valuation allowance against our net deferred tax assets. Due to the continuation of operating losses for the three months ended June 30, 2012, our expectations for business growth and profitability in the coming year, and potential limitations on the realization of the net operating loss carry forwards, we believe it is more likely than not that all of our deferred tax assets will not be realized.

We did not have any foreign operations and therefore did not record any provisions for income taxes on non-U.S. income during the period.

We file income tax returns in the U.S. federal jurisdiction, California, Arizona, Connecticut, Florida, Illinois, Indiana and New York jurisdictions. Our tax years for 2006 and forward are subject to examination by the U.S., California, Connecticut, Arizona and Indiana tax authorities as the statutes of limitation remain open.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any material changes in unrecognized tax benefits and there were no interest expense or penalties on any unrecognized tax benefits during the three months ended June 30, 2012 and 2011.

13. Non-Interest Revenue

Non-interest revenue consists of loan origination fees collected upon origination of Member Loans at fair value, servicing fees collected as payments are made to investors in Notes, management fees earned from investors in Certificates and other revenue.

The following table summarizes the components of non-interest revenue for the three months ended June 30, 2012, and 2011:

	Three Months Ended June 30,
	2012	2011
Origination fees on Member Loans at fair value	$5,866,294	$2,443,944
Servicing fees on Notes at fair value	422,829	225,922
Management fees from Certificate investors	147,288	12,107
Other revenue	120,768	87,179

Total Non-Interest Revenue	$6,557,179	$2,769,152

14. Commitments and Contingencies

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

Facilities rental expense for the three months ended June 30, 2012 and 2011 was $140,618 and $139,624, respectively.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. After consultation with legal counsel, the Company does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition or results of operations.

15. Subsequent Events

Subsequent to June 30, 2012 and through the date of issuance of these financial statements, the following subsequent events occurred.

Effective July 31, 2012, John MacIlwaine joined the company as our new Chief Technology Officer (CTO). Mr. MacIlwaine’s employment terms consist of: a base salary of $300,000 per year, a target bonus of $100,000, a sign-on bonus of $175,000 (paid in four installments) and a stock option grant equal to 0.45% of the Company’s fully-diluted common equity as of July 31, 2012, at an exercise price equal to the valuation of the Company’s stock price as of July 31, 2012. The valuation of the Company’s stock as of July 31, 2012 is currently in process. The option has a 10–year term, vests quarterly with a one year cliff and becomes exercisable in full by the fourth anniversary of the date of grant provided he remains in continuous service as an officer through that date. Additionally, Mr. MacIlwaine has a change of control provision that provides for accelerated vesting of all unvested options if he is terminated within one year after a change of control event. In the event that Mr. MacIlwaine is terminated within 12 months of his start date without cause, the Company will pay him 6 months of his current base salary subject to the execution of a release. Mr. MacIlwaine’s previous experience in executive technology positions includes head of global development at Visa International, CTO for the full-service brokerage arm of Morgan Stanley and SunGard Data Systems.

In July 2012, the private placement notes were paid off.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Consolidated Operations

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Consolidated Operations” as well as in Part II Item 1A “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for our products and services; the intensity of competition; our ability to effectively maintain and improve technology infrastructure; continued significant operating losses and cash flow deficits, and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part II Item 1A found later in this report entitled “Risk Factors,” as well as the “Risk Factors” section of the prospectus for the Notes dated April 10, 2012, and filed with the SEC, as may be amended or supplemented from time to time. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.

Overview

We are an online financial platform. We enable qualified borrower members to obtain unsecured consumer loans (which we refer to as “Member Loans”). We were incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. In August 2007, we expanded our operations with the launch of our public website, www.lendingclub.com. Investors have the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by us, with each series of Notes corresponding to an individual Member Loan facilitated through our platform. The Notes are unsecured, are dependent for payment on the related Member Loan and offer interest rates and credit characteristics that we believe the investors find attractive.

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

In February and March 2011 respectively, LCA became the general partner in two investment funds offered through private placements that were formed to enable accredited investors to invest in Certificates. In May 2012, one of the investment funds reorganized into two separate funds to facilitate the continued addition of qualifying and accredited investors. As of June 30, 2012, the investment funds had approximately $125 million in total assets under management by LCA, of which approximately $122 million consisted of investments in Certificates and the remainder in cash. LCA earns a management fee paid by the limited partners of the funds, which is based on the month-end capital account balances of the limited partner investors in each fund.

The vast majority of Member Loans facilitated since October 13, 2008, have been financed by Notes and Certificates. We have also financed portions of certain Member Loans ourselves using sources of funds other than Notes and Certificates. We receive the same terms on Member Loans that we finance as the terms received by other Note and Certificate investors.

All Member Loans are unsecured obligations of individual borrower members with fixed interest rates, three-year or five-year maturities, minimum amounts of $1,000 and maximum amounts up to $35,000. The Member Loans are posted on our website, pursuant to an agreement with WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, are funded and issued by WebBank and sold to us immediately after closing. As a part of operating our lending platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of Member Loans. Also, after acquiring the Member Loans from WebBank, we service the Member Loans on an ongoing basis.

As of June 30, 2012, the platform had facilitated 61,058 Member Loans totaling approximately $707 million since our launch in May 2007. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that as of June 30, 2012, we do not currently offer Member Loans in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.

We have incurred net losses since our inception. Our net losses were $2,525,808 and $3,106,678 for the three months ended June 30, 2012 and 2011. We earn revenues from fees, primarily loan origination fees charged to borrower members, investor servicing fees and, beginning in 2011, management fees charged to certain investors that purchase Certificates. Over time, we expect that the number of borrower and investor members and the volume of Member Loans facilitated through our platform will increase, and that we will generate increased revenue from borrower origination fees, investor service fees and management fees.

To date, we have funded our operations primarily with proceeds from our preferred stock issuances and funds drawn from our credit facilities, which are described under “Liquidity and Capital Resources.” From inception of the Company through June 30, 2012, we have raised approximately $102.2 million (net) through preferred equity financings. During the three months ended June 30, 2012, we issued and sold via private placement a total of 2,500,000 shares of Series E convertible preferred stock at $7.00 per share for aggregate cash consideration of $17,500,000, less total transaction expenses of $143,901 that were recorded as a reduction to gross proceeds. The aggregate balance due under the outstanding loans payable and credit facilities at June 30, 2012 is approximately $35,009 all of which matures in July 2012.

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

Significant Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make certain judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our consolidated statement of operations and financial condition. The accounting policies, which are more fully described in Note 2 to our consolidated financial statements, reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) fair value determinations; (3) allowance for loan losses; (4) share-based compensation; and (5) provision for income taxes, net of valuation allowances for deferred tax assets. These estimates and assumptions are inherently subjective in nature, actual results may differ from these estimates and assumptions, and the differences could be material.

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

We include in earnings the estimated unrealized fair value gains or losses during the period of Member Loans at fair value, and the offsetting estimated fair value losses or gains attributable to the expected changes in future payments on related Notes and Certificates.

At June 30, 2012, we estimated the fair values of Member Loans at fair value and their related Notes and Certificates using a discounted cash flow valuation methodology. The estimated fair values of Member Loans are computed by projecting the future contractual cash flows to be received on the loans, adjusting those cash flows for our expectations of prepayments (if significant), defaults and losses over the life of the loans, and expected recoveries, if any. We then discount those projected net cash flows to a present value, which is the estimated fair value. Our expectation of future defaults and losses on loans is based on analyses of actual defaults and losses that occurred on the various credit grades of Member Loans over the past several years. Expected recoveries reflect actual historical recovery experience for the various types of defaulted loans and the contractual arrangements with collection agencies. The discount rates for the projected net cash flows of the Member Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Member Loans.

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

As part of our activities to maximize receipt, collection and recovery of loans in which the borrower has, or is expected to, experience difficulty in meeting the loan’s contractually required payments, we may agree to special payment plans with certain borrowers. Most of the special payment plans involve reduced minimum loan payments for a short period of time and the deferred payments are to be repaid over the remaining original term of the loan. No principal or interest is forgiven nor is the original term of the loan extended in these situations. The delay in receipt of all contractually-required loan payments in these situations is insignificant.

Prior to December 2011, special payment plans with certain borrowers involved extensions of the original term of the loan by six to 24 months and recasting the borrower’s monthly loan payment schedule. In these situations, the restructuring of the loan terms qualifies as a Troubled Debt Restructuring (“TDR”). Effective June 30, 2012, we classify TDR’s as impaired loans at amortized cost.

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

We have elected fair value accounting for all Member Loans facilitated through the platform on and after October 1, 2011. We expect the remaining balance of Member Loans at amortized cost to decline to zero over the next several years.

Results of Operations

Revenues

Our business model consists primarily of charging fees to both borrower members and investor members for transactions through or related to our platform. During the three months ended June 30, 2012 and 2011, we facilitated $137,366,191, and $54,265,647 of loans, respectively, on our lending platform, an increase of 153%.

Upon issuance of a loan, the borrower member pays a fee to us for providing the services of arranging the Member Loan. The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of June 30, 2012, ranged from 1.11% to 5.00% of the aggregate member loan amount. The loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member.

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

To a lesser extent, we also generate revenue from the net interest income earned on Member Loans that we finance with sources of funds other than Notes and Certificates.

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

Beginning February 2, 2012, our loan origination fees for the three year loans decreased from 5.00% to 4.00% for the Loan Grade G Member Loans as set forth below:

Loan Grade	A1	A2	A3-A5	B	C	D	E	F	G
Fee	1.11%	2.00%	3.00%	4.00%	5.00%	5.00%	5.00%	5.00%	4.00%

We do not receive an origination fee if a Member Loan request does not close.

Loan origination fees on Member Loans at fair value are recognized as a component of non-interest revenues at the time of loan origination and were $5,866,294 and $2,443,944 for the three months ended June 30, 2012 and 2011, respectively, an increase of 140%. The increase in these loan fees was primarily due to an increase in origination volumes of Member Loans at fair value during the three months ended June 30, 2012, to $137.4 million versus originations of $54.3 million for the three months ended June 30, 2011, an increase of 153.1%. The average loan origination fees were 4.27% and 4.50% of the principal amount of Member Loans at fair value originated for the three month ended June 30, 2012 and 2011, respectively. The decrease in the average loan origination fee in the current period was primarily due to a decrease in the origination fee percentage charged for A1 and G grade three year loans compared to the origination fees charged on origination of loans of those credit grades in the prior year.

Loan origination fees on Member Loans at amortized cost are netted against the direct loan origination costs, deferred and the net amount is amortized to interest income over the life of the Member Loans at amortized cost. Because of the election of fair value accounting for all loan originations on and after October 1, 2011, there were no originations of Member Loans at amortized cost or related loan origination fees received during the three months ended June 30, 2012. There was an insignificant amount of origination fees received on the approximately $1.1 million of Member Loans at amortized cost originated during the three months ended June 30, 2011.

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

The servicing fees earned from Note holders that relate to cash flows serviced on related Member Loans at fair value were $422,829 and $225,922 for the three months ended June 30, 2012 and 2011, respectively, an increase of 87.2%. The increases in the servicing fees earned from Note holders were primarily due to increased balances of Notes outstanding during the three months ended June 30, 2012, versus the three months ended March 31, 2011. The amount of servicing fees earned depends on the balances of Notes that have explicit servicing fees, versus holders of Certificates that pay management fees, and the average servicing fee paid by the Note holders.

Management Fees and Assets Under Management

Beginning in March 2011, we began charging Certificate holders a management fee based on their month-end capital account balances in lieu of paying servicing fees. We earned management fees from investors in Certificates totaling $147,288 and $11,646 for the three months ended June 30, 2012 and 2011, respectively. The increase in management fees earned is due primarily to an increase in total assets under management by LCA, which were approximately $157 million at June 30, 2012 and approximately $9 million at June 30, 2011.

Net Interest Income

The following table summarizes interest income, interest expense and net interest income for the three months ended June 30, 2012 and 2011, as follows:

	Three Months Ended June 30,
	2012	2011
Interest Income
Member Loans at fair value	$13,517,075	$4,991,391
Member Loans at amortized cost, net	28,324	188,152
Cash and cash equivalents	8,799	5,771

Total Interest Income	13,554,198	5,185,314

Interest Expense
Notes and Certificates at fair value	(13,437,136)	(4,991,391)
Loans payable	(11,114)	(102,388)

Total Interest Expense	(13,448,250)	(5,093,779)

Net Interest Income	$105,948	$91,535

We had net interest income of $105,948 and $91,535 for the three months ended June 30, 2012 and 2011, respectively. Net interest income increased in the three months ended June 30, 2012, when compared to the same period in the prior year primarily due to the reduction in interest expense on high-cost loans payable as such loans were paid down and replaced by non-interest-bearing sources of funds. We expect that net interest income, primarily related to interest income on Member Loans at fair value and interest expense on Notes and Certificates at fair value, will continue to diminish as a percentage of overall net revenues as we grow our platform due to the relationship of interest payments on Member Loans at fair value and interest payments on Notes and Certificates at fair value.

The following tables present the average balances of interest-earning assets and interest–bearing liabilities, the components of interest income, interest expense, and net interest income for the three month periods ended June 30, 2012 and 2011.

	Average Balances of Interest-Bearing Assets & Liabilities, Yields and Costs
	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Estimated Average Balance [1]	Interest Income / (Expense)	Average Yield / Cost [2]	Estimated Average Balance [1]	Interest Income / (Expense)	Average Yield / Cost [2]
Interest-Earning Assets:
Member Loans at fair value	412,044,817	13,517,075	13.16%	175,516,291	4,991,391	11.41%
Member Loans at amortized cost	1,748,450	28,324	6.50%	5,657,805	188,152	13.34%
Cash, cash equivalents & restricted cash	40,645,880	8,799	0.09%	12,273,788	5,771	0.19%

Total Interest-Earning Assets	454,439,147	13,554,198	11.96%	193,447,884	5,185,314	10.75%

Interest-Bearing Liabilities:
Notes/Certificates at fair value	412,225,090	(13,437,136)	13.07%	175,318,482	(4,991,391)	11.42%
Loans payable	185,451	(11,114)	24.04%	2,402,910	(102,388)	17.09%

Total Interest-Bearing Liabilities	412,410,541	(13,448,250)	13.08%	177,721,392	(5,093,779)	11.50%

Net Interest Income		105,948			91,535

Net Interest Spread [3]			-1.12%			-0.74%

Net Interest Margin [4]			0.09%			0.19%

1.	The estimated average balance represent the average of the month-end balances from the beginning through the end of the period.
2.	Yields and costs are annualized based on actual number of days in the period.
3.	Net interest spread equals the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
4.	Net interest margin equals net interest income divided by average interest-earning assets, annualized.

The yield on average interest-earning assets rose 1.21% to 11.96% for the three months ended June 30, 2012 as compared to 10.75% in the comparable period in the prior year, primarily due to the 1.75% increase in the average yield on Member Loans at fair value.

The cost of average interest-bearing liabilities increased 1.58% to 13.08% for the three months ended June 30, 2012, from 11.50% in the comparable period in the prior year primarily due to the 1.65% increase in the average interest cost of Notes and Certificates to 13.07% from 11.42%.

As a result of the factors described above, the net interest margin for the three months ended June 30, 2012, declined to 0.09% from 0.19% for the same period in the preceding year.

Interest Income on Member Loans at Fair Value

We record interest income from Member Loans at fair value. For the three months ended June 30, 2012 and 2011, we recorded interest income from Member Loans at fair value, excluding loan origination fees, of $13,517,075 and $4,991,391, respectively. The increase in interest income in the three months ended June 30, 2012, compared to the prior year is primarily due to the significant increase in the outstanding balances of Member Loans at fair value. The estimated average balance of Member Loans at fair value outstanding during the three months ended June 30, 2012, was $412.0 million as compared to an estimated average balance of $175.5 million in the prior year, an increase of 134.8%.

Interest Earned on Member Loans at Amortized Cost

Between April 7, 2008 and October 13, 2008, while we sought to register the offering of the Notes, we financed Member Loan originations with sources of funds other than Notes, which generate interest income on Member Loans at amortized cost. Subsequent to the effectiveness of our registration statement related to our Notes in October 2008, we periodically provided funds to originate some Member Loans at amortized cost. However, as we have increased our investor marketing efforts to increase the issuance of Notes and Certificates to finance loans, the originations and outstanding balances of Member Loans at amortized cost have diminished. As noted earlier, we have elected fair value accounting for all loans originated on and after October 1, 2011. Accordingly, for the three months ended June 30, 2012 and 2011, we facilitated through our platform $0 and $1,063,821 of Member Loans at amortized cost, respectively. We expect the remaining balance of Member Loans at amortized cost to decline to zero over the next several years.

For the three months ended June 30, 2012 and 2011, we recorded interest income on Member Loans at amortized cost, including the amortization of deferred net loan origination fees and costs, of $28,324 and $188,152, respectively. The decline in interest income on Member Loans at amortized cost is primarily due to the decline in the estimated average balance of Member Loans at amortized cost for the three months ended June 30, 2012, to $1.7 million, versus the estimated average balance of in the three months ended June 30, 2011, of $5.7 million.

Interest Earned on Cash and Investments

Interest income from cash and cash equivalents is recognized as it is earned. For the three months ended June 30, 2012, we recognized $8,799 of interest income earned on cash and cash equivalents. Comparatively, for the three months ended June 30, 2011, we recognized $5,771 in interest income earned on cash and cash equivalents. The differences in interest income are a function of the balances of interest-bearing cash deposits on hand. We do not expect interest income from cash and cash equivalents to be a significant part of our future revenue.

Interest Expense on Notes and Certificates

We record interest expense on the Notes issued by LendingClub and, beginning in March 2011, we began recording interest expense on Certificates issued by the Trust. We recorded total interest expense for Notes and Certificates of $13,437,136 and $4,991,391, respectively, for the three months ended June 30, 2012 and 2011. The increase in interest expense in the three months ended June 30, 2012, compared to the comparable period in the prior year is primarily due to the significant increase in the outstanding balances of Notes and Certificates at fair value. The estimated average balance of Notes and Certificates at fair value outstanding during the three months ended June 30, 2012, was $412.2 million as compared to an estimated average balance of $175.3 million in the prior year, an increase of 135.1%.

Interest Expense on Loans Payable

Interest expense, other than that described above with regard to Notes and Certificates at fair value, consists primarily of cash and non-cash interest expense on loans payable. For the three months ended June 30, 2012 and 2011, we paid cash interest of $5,979 and $68,406, respectively, for interest due on our loans payable. For the three months ended June 30, 2012 and 2011, we also recorded $5,135 and $33,982 respectively, for non-cash interest expense related to debt discounts due to warrants related to our loans payable.

We have no additional availability under the non-revolving loan payable agreements outstanding at June 30, 2012, all of which is schedule to mature in July 2012.

Fair Value Adjustments on Member Loans at Fair Value and Notes and Certificates at Fair Value

As discussed earlier, at June 30, 2012, we estimated the fair values of Member Loans and their related Notes and Certificates using a discounted cash flow valuation methodology. The fair valuation methodology considers projected prepayments, if significant, and uses the historical actual defaults, losses and recoveries on our loans over the past several years to project future losses and net cash flows on loans. The evolution and improvement of our credit risk management policies and practices over the past several years has resulted in improving loss (charge-off) rates on loans in recent years. Accordingly, the fair valuation methodology projects lifetime losses on loans based on the historical, improving loss rates.

Fair value adjustment gains/(losses) for Member Loans at fair value were $(3,509,426) and $(2,822,820) for the three months ended June 30, 2012 and 2011, respectively.

Fair value adjustment gains/(losses) for Notes and Certificates were $3,460,555 and $2,822,563 for the three months ended June 30, 2012 and 2011, respectively.

The fair value adjustments for Member Loans at fair value were largely offset by the fair value adjustments of the Notes and Certificates at fair value due to the member payment dependent design of the Notes and Certificates, and because the principal balances of the Member Loans at fair value were very close to the combined principal balances of the Notes and Certificates. Accordingly, the net fair value adjustment gains/(losses) for Member Loans and Notes and Certificates were $(48,871) and $(257) for the three months ended June 30, 2012 and 2011, respectively.

Provision for Loan Losses

Loan loss provisions arise only for Member Loans at amortized cost. Loan loss provisions were $(48,522) and $74,904 for the three months ended June 30, 2012 and 2011, respectively. The decline in total loan loss provisions for Member Loans at amortized cost in the three months ended June 30, 2012, compared to the loss provisions in the three months ended June 30, 2011, was primarily due to (i) the $49,890 proceeds from the sale of charged-off Member Loans at amortized cost in the three months ended June 30, 2012 that offset loan loss provisions for outstanding Member Loans at amortized cost and (ii) lower principal balances of loans outstanding in the current period versus the comparable period in the preceding year.

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

Operating Expenses:

The following table summarizes our operating expenses for the three month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Sales, Marketing & Customer Service	$5,519,582	$3,857,839	$1,661,743	43%
Engineering	992,361	520,139	472,222	91%
General & Administrative	2,511,703	1,514,226	997,477	66%

Total Operating Expenses	$9,023,646	$5,892,204	$3,131,442	53%

Sales, Marketing and Customer Service Expense

Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, customer service, credit and collections personnel, costs of marketing campaigns and costs of borrower acquisitions such as credit scoring and screening. Sales, marketing and customer service expenses for the three months ended June 30, 2012 and 2011, were $5,519,582 and $3,857,839, respectively, an increase of approximately 43%. The increases in spending during the three months ended June 30, 2012 relative to the same period of the prior year primarily occurred in three areas: increases in personnel related expense of $917,436, increases in platform related spending of $148,319 in areas such as customer credit scoring and platform hosting costs, and increases of $539,610 in spending on new and ongoing marketing programs to attract borrowers and increase investment activity on the platform.

Engineering Expense

Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of engineering personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Engineering expenses for the three months ended June 30, 2012 and 2011, were $992,361 and $520,139, respectively, an increase of 91%. The increase for the three months ended June 30, 2012 versus the same period in the prior year was primarily due to increases of $135,348 in contract labor and $187,163 in personnel related expenses. We expect these expenses to continue to increase as we grow our business.

General and Administrative Expense

General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expenses for the three months ended June 30, 2012 and 2011, were $2,511,703 and $1,514,226, respectively, an increase of approximately 66%. The increases were primarily the result of higher expenses of $504,286 in personnel, $132,239 in contract labor, an increase of approximately $118,000 in audit and tax fees and $96,670 in office licenses, permits and fees. We expect that general and administrative expenses will decrease as a percentage of overall operating expenses as we grow our sales efforts in greater proportion than our general and administrative expenses.

Liquidity and Capital Resources

	Three Months Ended June 30,
Cash flows:	2012	2011	Change
Net Loss	$(2,525,808)	$(3,106,678)	$580,870
Net Non-Cash (Revenues) / Expenses and Changes in Operating Assets and Liabilities	1,637,025	230,132	1,406,893

Net Cash Used in Operating Activities	$(888,783)	$(2,876,546)	$1,987,763

Net Cash Used in Investing Activities	$(96,146,082)	$(35,913,379)	$(60,232,703)
Add back origination of Member Loans at fair value	137,366,191	54,265,647	83,100,544
Add back origination of Member Loans at amortized cost	—	1,063,821	(1,063,821)
Subtract repayment of Member Loans at fair value	(40,821,303)	(19,176,697)	(21,644,606)
Subtract repayment of Member Loans at amortized cost	(321,767)	(539,122)	217,355

Net Cash Provided By / (Used in) Investing Activities after removing activity related to Member Loans	$77,039	$(299,730)	$376,769

Net Cash Provided by Financing Activities	$113,066,159	$35,054,365	$78,011,794
Subtract origination of Notes and Certificates at fair value	(138,989,216)	(55,693,775)	(83,295,441)
Add back repayment of Notes and Certificates at fair value	42,999,178	19,699,272	23,299,906

Net Cash Provided by/(Used in) Financing Activities after removing activity related to Notes and Certificates at fair value	$17,076,121	$(940,138)	$18,016,259

Net cash used in operating activities decreased to $888,783 in the three months ended June 30, 2012, from $2,876,546 in the three months ended June 30, 2011. Net Non-Cash (Revenues) / Expenses and Changes in Operating Assets and Liabilities of $1,472,085 in the three months ended June 30, 2012 included non-cash expenses of: (i) $48,522 of provisions for loan losses on Member Loans at amortized cost; (ii) $175,680 of stock based compensation expense; (iii) $5,135 of amortization of debt discounts; and (iv) $58,802 of depreciation expense. Similarly, non-cash expenses in the three months ended June 30, 2011 included: (i) $74,904 provisions for loan losses on Member Loans at amortized cost; (ii) $241,661 of stock based compensation expense; (iii) $33,982 of amortization of debt discounts; and (iv) $27,062 of depreciation expense.

Net cash used in investing activities for the three months ended June 30, 2012 and 2011 were $96,146,082 and $35,913,379, respectively. However, after removing activity related to the Member Loans, which activity was mostly offset by corresponding activity related to the Notes and Certificates reflected in our cash flow from financing activities, the remaining amounts of cash provided by / (used for) investing activities for the three months ended June 30, 2012 and 2011, were $77,039 and $(299,730), respectively. The net cash provided by investing activities in the three months ended June 30, 2012 after removing the recurring activities related to Member Loans was primarily related to proceeds from the sale of charged-off Member Loans, which was partly offset by purchases of property and equipment. In the three months ended June 30, 2011, the uses of cash in investing activities were comprised of an increase in restricted cash and purchases of property and equipment.

Net cash provided by financing activities for the three months ended June 30, 2012 and 2011, were $113,066,159 and $35,054,365, respectively. However, after excluding activity related to the Notes and Certificates, which is mostly offset by corresponding activity related to our Member Loans at fair value (reflected in our cash flows from investing activities), the net amounts of cash provided by / (used in) financing activities for the three months ended June 30, 2012 and 2011, were $17,076,121 and $(940,138), respectively. Cash provided by financing activities after excluding activity related to the Notes and Certificates consisted primarily of the excess of the net proceeds from the issuance of our Series E Preferred Stock and net proceeds from issuance of common stock via exercise of employee stock options over the repayment of loans payable for the three months ended June 30, 2012. For the three months ended June 30, 2011, cash used in financing activities after excluding activity related to the Notes and Certificates consisted primarily of the repayment of loans payable.

We have incurred losses since our inception and we expect we will continue to incur losses for the foreseeable future as we grow our platform. We require cash to meet our operating expenses and for capital expenditures and principal and interest payments on our debt, as well as to continue to fund Member Loans on the platform we will hold for investment to the extent the loans are not funded by investors other than us. To date, we have funded our cash requirements with proceeds from our sale of equity securities. At June 30, 2012 and 2011, we had $4,862,000 and $1,022,000, respectively, in restricted cash. The net increase in restricted cash at June 30, 2012 versus June 30, 2011 was primarily due to the pledges of $3.0 million of our funds as security for WebBank and approximately $1.7 million as security for Wells Fargo that clears our borrowers’ and investors’ cash transactions, partially offset by a reduction of approximately $0.7 million formerly pledged to the bank that coordinated the credit facilities we obtained in prior years. We primarily hold our excess cash in short-term interest-bearing money market funds.

Additionally, at June 30, 2012, we have a deposit of $1,130,696 placed with a nationally-recognized payment services provider we use for transactions related to our platform. The deposit is required pursuant to the agreement with the payment services provider, serves as collateral for the protection of the payment services provider and our members, and is restricted as to withdrawal. The deposit is ongoing throughout the term of the contract and the amount of the deposit depends on the volume of payment transactions processed. The deposit with the payment services provider is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement.

We do not have any committed unused or available external source of funds. While we believe that we have sufficient unrestricted liquidity to operate during this period of continuing losses, if our assumptions regarding our growth and operating plan are incorrect, we may need to find new funding to continue to operate our business. We currently believe that such funding would be available to us on terms that we would find acceptable. However, any delay in securing, or failing to secure, any necessary funding could result in delays and operational slowdowns that could adversely affect our ability to operate our lending platform, the regularity of our processing of Member Loan, Note and Certificate payments, the value of Note and Certificate investments and ultimately the solvency of the Company.

Assets Under Management

In October 2010, we formed a subsidiary, LC Advisors, LLC, a California limited liability company (“LCA”), which is wholly-owned by LendingClub. LCA commenced operations after January 1, 2011 and has registered with the SEC as an investment advisor. As of June 30, 2012, LCA acts as the general partner to three private investment funds for accredited investors with differing investment strategies (“Funds”). In connection with the Funds, LendingClub formed a Delaware business trust (LC Trust I or the “Trust”) in February 2011 as a bankruptcy remote entity to hold Member Loans purchased from LendingClub.

We started offering the Funds to potential investors in February 2011 through a private placement. As of June 30, 2012, the Funds had approximately $126 million in assets with $24 million in escrow, which was contributed to the Funds on the first business day of July 2012. LCA earns a management fee paid by the limited partners of the Funds, paid monthly in arrears, ranges from 0.60% to 0.90% (annualized) of the month-end balances of partners’ capital accounts. These management fees can be modified or waived for individual limited partners at the discretion of the general partner.

Beginning January 2012, LCA also began managing individual investors’ funds in Separately Managed Accounts (“SMAs”). Funds in the SMAs are invested in Certificates issued by the Trust. As of June 30, 2012, the SMAs had approximately $31 million in assets. LCA earns management fees paid by the SMA investors, paid monthly in arrears, based on the month-end balances in the SMA accounts.

Summary of Changes in Assets Under Management

The table below presents a summary of changes in total assets under management for LCA, including both assets of the Funds and SMAs, stated at amortized cost except for appreciation / (depreciation) which includes fair value adjustments for investments, for the three month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30, (dollars in millions)
	2012	2011
Balance – beginning of period	$104.5	$0.8
Net capital contributions	49.6	8.5
Appreciation / (depreciation)	2.6	0.1

Balance – end of period	$156.7	$9.4

Income Taxes

We incurred no net income tax provision or benefit related to our pre-tax losses for the three month periods ended June 30, 2012 and 2011. Accounting Standards Codification Topic 740, “Income Taxes,” provides for the recognition of deferred tax assets, such as the future benefit of net operating loss deductions against future taxable income, if realization of such tax-related assets is more likely than not. However, given our history of operating losses, it is difficult to accurately forecast when and in what amounts future results will be affected by the realization, if any, of the tax benefits of future deductions for our net operating loss carry forwards. Based upon the weight of available evidence, which includes our historical operating performance, the reported cumulative net losses in all prior years, and the potential limitations and uncertainties in realizing the tax benefits of the prior net operating losses, we have provided a full valuation allowance against our net deferred tax assets. Such valuation allowance against the deferred tax assets fully offsets the current periods’ tax benefits attributable to the pre-tax losses.

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

The Company reviewed its relationship to the funds in which LCA is the general partner but for which neither LC nor LCA contributed capital. The Company concluded that LCA’s contractual relationship to the funds does not meet the requirements for consolidation of the funds into the Company’s consolidated financial statements. As of June 30, 2012, the Company didn’t have any controlling or other interests in VIEs, other than its interest in the Trust discussed above, to be included in the Company’s consolidated financial statements. Upon the occurrence of future events, such as redemptions by all unaffiliated investors in any funds and modifications to fund organization documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE and whether the Company is required to consolidate such VIE in its consolidated financial statements.

Additional Information about the LendingClub Platform

Historical Information about Our Borrower Members Loans:

In regards to the following historical information, prior performance is no guarantee of future results or outcomes.

For purposes of the following information and tables, we have excluded from the data all previously issued loans that would not meet the current credit policy.

From May 24, 2007 to June 30, 2012, we had facilitated member loans with an average original principal amount of approximately $11,713 and an aggregate original principal amount of $682,948,475. Out of 58,307 facilitated Member Loans, 9,359 Member Loans with an aggregate original principal amount of $93,250,500, or 13.65% had fully paid. Including loans which were fully paid 54,481 loans representing $633,059,475 of the outstanding principal balance at June 30, 2012 had been through at least one billing cycle.

Of the $633,059,475 of original principal balance at June 30, 2011 that had been through at least one billing cycle, $14,471,388 of outstanding principal balance less interest and fees received, or 2.33%, was either in default or has been charged off. The defaulted or charged off loans were comprised of 2,140 Member Loans, of which 1,521 loans representing $9,871,110 in outstanding principal balance less interest and fees received, were defaults and charge offs due to delinquency, while the remaining 619 loans were loans in which the borrower members filed for a Chapter 7 bankruptcy seeking liquidation. A Member Loan is considered defaulted when at least one payment is more than 120 days late.

Of remaining loans that had been through at least one billing cycle as of June 30, 2012, $411,116,158 of principal remained outstanding of which 97.96% was current, 0.33% was 16 to 30 days late, 1.28% was between 31 and 120 days late and 0.43% was on a performing payment plan. During the three months ended June 30, 2012, of the 35,191 Member Loans which were not delinquent prior to the start of the quarter, 994 Member Loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 – 15 day grace period.

The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to June 30, 2012, grouped by the loan grade assigned by us:

Loan Grade	Number of Borrowers	Average Interest Rate	Average Annual Percentage Rate	Average Total Funded Commitment
A1	1,891	5.89%	6.85%	$7,869
A2	2,315	6.46%	7.79%	7,999
A3	2,602	7.30%	8.87%	8,533
A4	4,257	7.74%	9.54%	10,054
A5	3,773	8.44%	10.12%	10,084
B1	2,791	9.93%	12.58%	10,377
B2	3,121	10.57%	13.19%	10,816
B3	4,709	11.39%	14.03%	11,648
B4	3,714	11.91%	14.50%	11,594
B5	3,866	12.28%	14.87%	11,720
C1	3,350	13.23%	16.27%	11,616
C2	3,104	13.78%	16.83%	11,947
C3	2,015	14.01%	16.99%	11,129
C4	1,717	14.51%	17.53%	10,810
C5	1,650	14.99%	18.01%	11,150
D1	1,404	15.58%	19.00%	10,842
D2	1,886	16.00%	19.02%	12,187
D3	1,671	16.44%	19.37%	13,608
D4	1,411	16.82%	19.71%	14,377
D5	1,213	17.30%	20.11%	14,919
E1	1,029	17.68%	20.44%	15,868
E2	910	18.19%	20.88%	16,500
E3	761	18.58%	21.25%	16,916
E4	662	19.13%	21.75%	18,051
E5	584	19.52%	22.15%	19,204
F1	462	20.03%	22.64%	19,714
F2	362	20.30%	22.91%	19,488
F3	269	20.88%	23.47%	19,796
F4	222	21.02%	23.64%	19,817
F5	173	21.50%	24.14%	22,144
G1	151	21.82%	24.45%	21,628
G2	102	21.75%	24.40%	21,909
G3	57	21.98%	24.57%	20,619
G4	63	22.24%	24.91%	20,421
G5	40	22.55%	25.25%	19,873

Total Portfolio	58,307	12.31%	14.80%	$11,713

The following table presents aggregated information for the period from May 24, 2007 to June 30, 2012, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

Loan Grade	Percentage of Borrowers Stating They Own Their Own Homes	Average Annual Gross Income	Average Debt to Income Ratio (1)
A1	69.38%	$67,863	11.30%
A2	62.29%	65,414	12.10%
A3	59.30%	67,229	12.57%
A4	53.51%	66,657	12.90%
A5	53.70%	69,361	13.05%
B1	51.56%	66,943	13.29%
B2	50.46%	67,028	13.61%
B3	50.35%	68,150	14.10%
B4	50.08%	68,325	14.11%
B5	49.64%	67,059	14.25%
C1	48.15%	69,370	14.28%
C2	47.49%	69,103	14.30%
C3	48.09%	67,441	13.86%
C4	46.88%	65,182	14.61%
C5	46.55%	68,435	14.50%
D1	42.38%	65,002	14.30%
D2	47.72%	69,576	14.24%
D3	48.29%	70,392	14.33%
D4	47.34%	71,488	14.43%
D5	49.46%	73,396	14.33%
E1	49.37%	74,085	14.44%
E2	52.20%	77,540	14.61%
E3	50.46%	76,427	14.44%
E4	54.53%	80,904	14.88%
E5	59.08%	92,311	14.65%
F1	56.28%	86,763	14.27%
F2	55.52%	86,388	14.90%
F3	52.79%	89,950	14.77%
F4	52.70%	83,286	15.02%
F5	59.54%	96,504	14.65%
G1	60.93%	89,857	13.85%
G2	61.76%	91,106	15.62%
G3	54.39%	92,524	15.17%
G4	60.32%	110,424	13.94%
G5	60.00%	105,625	14.83%
Total Portfolio	51.64%	$69,463	13.77%

[1]	Average debt to income ratio, excluding mortgage debt, calculated by us based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to June 30, 2012, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

Loan Grade	Average FICO	Average Open Credit Lines	Average Total Credit Lines	Average Revolving Credit Balance	Average Revolving Line Utilization	Average Inquiries in the Last Six Months	Average Delinquencies in the Last Two Years	Average Months Since Last Delinquency
A1	776	10	25	$10,288	20.82%	0	0	42
A2	763	10	24	9,960	25.47%	1	0	39
A3	755	9	23	11,300	29.97%	1	0	39
A4	744	9	22	12,450	37.12%	1	0	41
A5	738	9	23	13,265	40.13%	1	0	41
B1	730	9	22	12,700	44.97%	1	0	39
B2	726	9	22	13,019	46.38%	1	0	39
B3	717	9	22	13,706	51.58%	1	0	38
B4	713	10	22	14,034	51.58%	1	0	38
B5	709	9	22	14,096	54.62%	1	0	37
C1	703	9	22	13,936	57.85%	1	0	36
C2	699	10	22	13,940	59.78%	1	0	37
C3	698	9	21	13,724	56.37%	1	0	37
C4	692	10	22	13,416	60.22%	1	0	36
C5	689	10	21	13,859	61.16%	1	0	35
D1	680	9	20	12,999	66.19%	1	0	34
D2	687	9	21	13,923	64.57%	1	0	35
D3	688	10	21	14,877	64.48%	1	0	34
D4	687	9	22	14,648	65.91%	1	0	36
D5	687	10	22	15,684	66.03%	1	0	35
E1	686	10	22	15,406	66.89%	1	0	36
E2	685	10	23	16,157	67.90%	1	0	35
E3	683	10	23	16,897	69.47%	1	0	33
E4	682	10	23	18,234	69.50%	1	0	34
E5	680	11	24	18,917	70.71%	1	0	34
F1	678	11	24	18,620	68.87%	1	0	35
F2	677	10	24	19,456	72.49%	1	0	32
F3	676	11	25	19,257	71.54%	1	0	31
F4	672	10	25	16,337	72.09%	1	0	33
F5	671	11	24	19,429	72.49%	1	0	32
G1	669	11	25	17,868	71.28%	1	1	29
G2	671	11	24	24,044	77.59%	1	0	33
G3	669	10	24	17,647	83.52%	1	0	30
G4	672	12	27	24,575	77.30%	1	0	31
G5	670	14	30	25,414	76.97%	1	0	37
Total Portfolio	714	10	22	$13,683	51.48%	1	0	37

The following table presents additional aggregated information for the period from May 24, 2007 to June 30, 2012, about delinquencies, default and borrower paid off loans, grouped by the loan grade assigned by us. The default and delinquency information presented in the table includes data only for Member Loans that had been through at least one billing cycle as of June 30, 2012. With respect to late Member Loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late Member Loan amounts as a percentage of member loans that have been through at least one billing cycle. Member Loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of Member Loans that have been outstanding, on average, for approximately twelve months.

Because of our limited operating history, the data in the following table regarding loss experience may not be representative of the loss experience that will develop over time as additional Member Loans are originated through our platform and the Member Loans already originated through our platform have longer payment histories.

Loan Grade	16-30 Days Late ($)	16-30 Days Late (%)	31+ Days Late ($)	31+ Days Late (%)	Charged-Off / Default ($)	Charged-Off / Default of Through At Least One Billing Cycle (%)	Number of Loans excl Issued / Fully Paid	Number of Loans Fully Paid	Fully Paid ($)	Fully Paid (%)	Number of All Issued Loans	Total Origination Amount for All Issued Loans	Charged-Off / Default of All Issued (%)
A1	$14,962	0.15%	$31,330	0.30%	$46,682	0.34%	1,560	202	$1,154,700	7.76%	1,891	$14,879,900	0.31%
A2	10,402	0.08%	57,565	0.47%	78,873	0.45%	1,854	363	1,950,600	10.53%	2,315	18,516,625	0.43%
A3	14,891	0.11%	74,644	0.58%	104,467	0.50%	1,945	546	3,637,625	16.38%	2,602	22,201,975	0.47%
A4	27,996	0.11%	103,423	0.39%	238,787	0.59%	3,343	734	5,940,575	13.88%	4,257	42,800,500	0.56%
A5	40,254	0.19%	147,078	0.70%	382,668	1.05%	2,855	767	6,940,650	18.24%	3,773	38,046,150	1.01%
B1	22,169	0.13%	131,935	0.75%	369,630	1.35%	2,159	474	4,404,950	15.21%	2,791	28,960,950	1.28%
B2	16,816	0.08%	140,921	0.70%	576,831	1.83%	2,404	517	5,450,225	16.15%	3,121	33,755,675	1.71%
B3	103,674	0.29%	304,770	0.87%	822,245	1.61%	3,716	621	7,249,925	13.22%	4,709	54,848,100	1.50%
B4	115,492	0.44%	158,737	0.61%	915,203	2.30%	2,831	614	6,521,775	15.15%	3,714	43,061,925	2.13%
B5	83,327	0.30%	196,019	0.70%	892,223	2.11%	2,999	599	6,075,075	13.41%	3,866	45,310,225	1.97%
C1	28,560	0.12%	228,049	0.92%	893,387	2.52%	2,559	498	4,872,625	12.52%	3,350	38,914,625	2.30%
C2	82,108	0.35%	231,617	0.98%	888,029	2.62%	2,397	453	4,732,350	12.76%	3,104	37,083,000	2.39%
C3	34,883	0.27%	189,937	1.46%	784,792	3.70%	1,487	416	4,057,875	18.10%	2,015	22,425,075	3.50%
C4	63,243	0.63%	177,744	1.76%	501,967	2.92%	1,200	389	3,972,300	21.40%	1,717	18,561,450	2.70%
C5	59,754	0.55%	147,640	1.35%	668,815	3.97%	1,220	309	2,863,550	15.57%	1,650	18,397,250	3.64%
D1	21,181	0.26%	158,906	1.94%	543,922	3.99%	1,041	237	2,509,775	16.49%	1,404	15,222,150	3.57%
D2	68,437	0.48%	178,483	1.25%	592,271	2.80%	1,457	295	3,262,525	14.19%	1,886	22,985,025	2.58%
D3	52,565	0.36%	214,276	1.47%	753,839	3.62%	1,293	254	2,991,325	13.15%	1,671	22,739,650	3.32%
D4	30,547	0.23%	270,693	2.05%	641,151	3.47%	1,098	202	2,311,475	11.39%	1,411	20,286,300	3.16%
D5	30,036	0.26%	229,496	2.00%	565,350	3.44%	933	190	2,441,025	13.49%	1,213	18,096,550	3.12%
E1	119,601	1.08%	271,484	2.44%	519,735	3.40%	831	144	1,990,875	12.19%	1,029	16,327,850	3.18%
E2	35,687	0.35%	139,737	1.38%	515,565	3.85%	714	125	1,595,325	10.62%	910	15,015,450	3.43%
E3	14,132	0.16%	166,479	1.83%	401,643	3.38%	627	88	1,267,700	9.85%	761	12,872,725	3.12%
E4	40,483	0.49%	95,414	1.14%	441,115	4.12%	532	74	1,099,850	9.20%	662	11,949,475	3.69%
E5	11,115	0.14%	258,051	3.20%	270,364	2.64%	482	63	922,575	8.23%	584	11,214,850	2.41%
F1	34,680	0.52%	309,420	4.62%	194,376	2.32%	381	54	811,975	8.92%	462	9,107,900	2.13%
F2	30,274	0.59%	170,307	3.30%	280,567	4.33%	301	38	569,650	8.07%	362	7,054,575	3.98%
F3	40,608	1.06%	77,339	2.02%	117,995	2.49%	223	24	410,825	7.72%	269	5,325,000	2.22%
F4	16,354	0.50%	152,395	4.66%	150,423	3.72%	188	19	275,575	6.26%	222	4,399,350	3.42%
F5	—	0.00%	101,025	3.59%	144,339	4.26%	144	13	201,500	5.26%	173	3,830,900	3.77%
G1	7,279	0.33%	44,018	2.03%	109,258	3.83%	118	19	389,300	11.92%	151	3,265,800	3.35%
G2	—	0.00%	12,919	0.79%	164,655	8.16%	89	5	96,600	4.32%	102	2,234,750	7.37%
G3	43,682	5.11%	49,052	5.74%	68,752	6.42%	49	4	86,725	7.38%	57	1,175,275	5.85%
G4	697	0.07%	46,580	4.93%	27,575	2.14%	59	4	99,300	7.72%	63	1,286,550	2.14%
G5	21,063	3.67%	4,411	0.77%	73,898	9.65%	33	5	91,800	11.55%	40	794,925	9.30%

Total	$1,336,952	0.31%	$5,271,895	1.23%	$14,741,389	2.33%	45,122	9,359	$93,250,500	13.65%	58,307	$682,948,475	2.16%

The following table presents aggregated information for the period from May 24, 2007, to June 30, 2012, on the results of our collection efforts for all corresponding Member Loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded 38 loans that we classified as identity fraud. In these cases, we wrote-off the uncollectible loan and repaid holders of any related Notes an amount equal to the unpaid principal balances due on the Notes less any applicable servicing fees.

Loan Grade	Number of Loans In Collection (1)	Total Origination Amount (1)	Aggregate Amount Sent to Collectons (1)	Gross Amount Collected on Accounts Sent to Collections (2)	Number of Loans Charged-Off Due to Delinquency (3)	Aggregate Principal Balance of Loans Charged- Off Due to Delinquency (3)	Gross Amount Recovered on Loans Charged-Off (4)
A	566	$3,792,550	$406,048	$173,003	137	$535,446	$29,319
B	1,015	9,598,600	1,349,888	604,934	347	2,133,033	47,207
C	1,120	10,299,575	1,462,652	624,170	412	2,380,571	56,627
D	816	8,630,250	1,351,275	638,799	329	2,198,313	61,310
E	420	5,387,775	785,572	356,664	171	1,432,425	16,375
F	166	2,660,050	425,700	185,341	64	612,716	17,854
G	61	989,975	165,508	70,013	32	363,448	628

Total	4,164	$41,358,775	$5,946,643	$2,652,924	1,492	$9,655,953	$229,321

1)	Represents accounts 31 to 120 days past due.
2)	Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status.
3)	Represents accounts that have been delinquent for 120 days at which time the account is charged-off. Any money recovered after 120 days is no longer included as amounts collected on accounts sent to collection. As of this quarter, a total of 1,492 loans have been charged off due to delinquency, of which 4 were on a payment plan as of June 30, 2011.
4)	Represents the gross amounts we received on charged-off accounts after the accounts were charged-off—i.e., a payment received on an account after 120 days past due.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4.	Controls and Procedures

We establish and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by the Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

There has been no adverse change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material changes to report.

Item 1A.	Risk Factors

The discussion in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2012 and the prospectus for the Notes dated July 31, 2012. These risk factors describe various risks and uncertainties. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, these risks could have a material adverse effect on the value of the Notes you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.

In addition, you should consider the following:

We have incurred net losses in the past and expect to incur net losses in the future. If we become insolvent or bankrupt, you may lose your investment.

We have incurred net losses in the past and we expect to incur net losses in the future. As of June 30, 2012, our accumulated deficit was $55.9 million and our total stockholders’ deficit was $50.5 million. Our net loss for the three months ended June 30, 2012 and 2011 was $2.5 million and $3.1 million, respectively. Since inception we have operated at a net loss and expect to do so for at least the next 12-24 months, depending on our growth strategy and our success in meeting such strategy. We believe that we have sufficient capital and unrestricted liquidity to operate during this period of continuing losses and we expect that our current operating plan will have us arriving at breakeven and possibly profitability thereafter. If our assumptions regarding our growth and operating plan are incorrect, we may need to find new funding to continue to operate our business. We currently believe that such funding would be available to us on terms that we would find acceptable. Any delay in securing or failing to secure, any necessary funding could result in delays and operational slowdowns that could adversely affect the regularity of our processing payments, the cash flows on your investment and ultimately the value of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-151827) that was declared effective by the SEC on October 10, 2008. The offering was a continuous offering. On October 7, 2011, we filed a new Registration Statement registering $1,000,000,000 in principal amount of Notes (Registration Statement No. 333-177230) that was declared effective by the SEC on July 31, 2012. From October 13, 2008 to June 30, 2012, we sold $509,953,689 in total principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. In connection with the offering, we incurred estimated expenses of approximately $5,380,416, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding Member Loan at fair value through the LendingClub platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

We have no publicly traded equity securities. At June 30, 2012, there were 51 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.

From July 2011 through January 2012, we issued and sold 9,007,678 shares of our Series D Preferred Stock, par value $0.01 per share for aggregate gross proceeds to LendingClub of approximately $32.0 million pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. In connection with our private placement of Series D convertible preferred stock, we incurred transaction expenses of approximately $100,521 that were recorded as an offset to gross proceeds.

On June 1, 2012, we issued 2.5 million shares of Series E convertible preferred stock for aggregate gross proceeds of $17.5 million. In connection with our private placement of Series E convertible preferred stock, we incurred transaction expenses of $143,901 on that were recorded as an offset to gross proceeds.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION

By:	/s/ RENAUD LAPLANCHE
Name:	Renaud Laplanche
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ CARRIE DOLAN
Name:	Carrie Dolan
Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

Dated: August 14, 2012

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase