Form 10-Q
period 2012-09-30
LendingClub Corp
filed 2012-11-14
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-54752

LendingClub Corporation

(Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

71 Stevenson St., Suite 300 San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2012, there were 10,645,187 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding LendingClub borrower members, credit scoring, Fair Isaac Corporation (“FICO”) scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to attract potential borrowers to our lending platform;

•	the degree to which potential borrowers apply for, are approved for and actually borrow via a Member Loan;

•	the status of borrower members, the ability of borrower members to repay Member Loans and the plans of borrower members;

•	interest rates and origination fees on Member Loans;

•	our ability to service Member Loans and our ability, or the ability of third party collection agents, to pursue collection of delinquent and defaulted Member Loans;

•	our ability to retain WebBank as the lender of loans originated through our platform;

•	expected rates of return provided to investors;

•	our ability to attract additional investors to the platform or to LC Trust I;

•	the availability and functionality of the secondary market trading platform;

•	our financial condition and performance;

•	our ability to remain cash flow positive;

•	our ability to retain and hire competent employees and appropriately staff our operations;

•	our intellectual property; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and liquidity;

•	our compliance with applicable local, state and federal laws, including the Investment Advisors Act of 1940, the Investment Company Act of 1940 and other laws; and

•	regulatory developments.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

LendingClub Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$52,409,133	$31,244,368
Restricted cash	5,726,453	4,862,000
Member Loans at fair value (includes $262,590,841 and $92,963,127 from consolidated Trust, respectively)	603,168,907	360,292,534
Member Loans at amortized cost, net of allowances for loan losses	220,881	2,298,395
Accrued interest and other receivables (includes $1,646,203 and $573,783 from consolidated Trust, respectively)	4,534,939	2,448,992
Prepaid expenses and other assets	1,081,816	702,825
Property and equipment, net	1,056,846	524,864
Deposits	1,150,777	955,631

Total Assets	$669,349,752	$403,329,609

LIABILITIES
Accounts payable	$768,813	$879,573
Accrued interest payable and other accrued expenses (includes $1,646,203 and $573,783 from consolidated Trust, respectively)	8,755,029	4,415,186
Payable to member lenders	2,858,881	533,321
Notes and Certificates, at fair value (includes $262,590,841 and $92,693,127 from consolidated Trust, respectively)	605,415,965	360,800,358
Loans payable, net of debt discount	—	364,360

Total Liabilities	617,798,688	366,992,798

Commitments and contingencies (see Note 15)
PREFERRED STOCK
Preferred stock	$102,526,462	$84,806,163
STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value; 90,000,000 and 100,000,000 shares authorized at September 30, 2012 and March 31, 2012, respectively; 10,492,202 and 9,111,246 shares issued and outstanding at September 30, 2012 and March 31, 2011, respectively.	$104,922	$91,113
Additional paid-in capital	5,738,300	4,838,236
Treasury stock (17,640 shares held at September 30, 2012)	(12,525)	—
Accumulated deficit	(56,806,095)	(53,398,701)

Total Stockholders’ Deficit	(50,975,398)	(48,469,352)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$669,349,752	$403,329,609

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Non-Interest Revenue:
Origination fees on Member Loans at fair value	$8,973,158	$2,940,193	$14,839,452	$5,384,137
Servicing fees on Notes at fair value	479,351	281,837	902,180	507,759
Other revenue	362,419	212,637	630,475	311,923

Total Non-Interest Revenue	9,814,928	3,434,667	16,372,107	6,203,819

Interest income:
Member Loans at fair value	18,359,073	6,277,944	31,876,146	11,269,335
Member Loans at amortized cost, net	117,706	155,376	146,030	343,528
Cash and cash equivalents	13,060	4,271	21,860	10,042

Total interest income	18,489,839	6,437,591	32,044,036	11,622,905

Interest expense:
Notes and Certificates at fair value	(18,258,078)	(6,224,160)	(31,695,214)	(11,215,551)
Loans payable	(287)	(69,429)	(11,400)	(171,817)

Total interest income	(18,258,365)	(6,293,589)	(31,706,614)	(11,387,368)

Net Interest Income	231,474	144,002	337,422	235,537
(Provision) Benefit for loan losses on Member Loans at amortized cost	(7,229)	(80,240)	41,293	(155,144)
Fair valuation adjustments, Member Loans at fair value	(7,248,115)	(4,230,842)	(10,757,541)	(7,053,662)
Fair valuation adjustments, Notes and Certificates	7,106,698	4,136,376	10,567,253	6,958,939

Net Interest Income/(expense) after provision for loan losses and fair value adjustments	82,828	(30,704)	188,427	(14,330)

Total Net Revenue	9,897,756	3,403,963	16,560,534	6,189,489

Operating expenses:
Sales, marketing and customer service	(6,672,230)	(4,289,476)	(12,356,752)	(8,147,315)
Engineering	(1,381,973)	(666,736)	(2,374,334)	(1,186,875)
General and administrative	(2,725,140)	(1,794,108)	(5,236,843)	(3,308,334)

Total Operating Expenses	(10,779,343)	(6,750,320)	(19,967,929)	(12,642,524)

Loss before provision for income taxes	(881,587)	(3,346,357)	(3,407,395)	(6,453,035)
Provision for income taxes	—	—	—	—

Net loss	$(881,587)	$(3,346,357)	$(3,407,395)	$(6,453,035)

Net loss attributable to common stockholders	$(881,587)	$(3,346,357)	$(3,407,395)	$(6,453,035)

Basic and diluted net loss per share	$(0.09)	$(0.38)	$(0.34)	$(0.74)
Weighted-average shares of common stock used in computing basic and diluted net loss per share	10,300,351	8,727,389	10,128,962	8,665,184

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,407,395)	$(6,453,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of net deferred loan fees and costs	(74,470)	(14,765)
Amortization of debt discounts	5,135	57,117
Provision/(benefit) for loan losses	(41,293)	155,144
Fair value adjustments, net	190,287	94,723
Stock based compensation expense	476,024	268,413
Depreciation and amortization	133,074	60,574
Other non-cash expenses	—	78
Changes in operating assets and liabilities
Accrued interest and other receivables	(2,085,947)	(251,475)
Prepaid expenses and other assets	(378,991)	(157,068)
Deposits	(195,146)	(49,950)
Accounts payable	(110,760)	998,594
Accrued interest payable and other accrued expenses	4,339,844	117,938
Payable to member lenders	2,325,560	—

Net cash provided by (used in) operating activities	1,175,922	(5,173,712)

Cash flows from investing activities:
Originations of Member Loans at fair value	(344,423,733)	(123,537,056)
Originations of Member Loans at amortized cost, net	—	(1,063,821)
Repayment of Member Loans at fair value	92,336,318	41,588,088
Repayment of Member Loans at amortized cost	430,721	854,697
Proceeds from sale of charge-off Member Loans at fair value	194,145	—
Proceeds from sale of charge-off Member Loans at amortized cost	21,912	—
Net change in restricted cash	(864,453)	(160,000)
Purchase of property and equipment, net	(665,055)	(222,329)

Net cash used in investing activities	(252,970,145)	(82,540,421)

Cash flows from financing activities:
Proceeds from issuance Notes and Certificates at fair value	352,744,227	124,210,169
Payments on Notes and Certificates at fair value	(97,341,982)	(42,024,062)
Payments on charged-off Notes and Certificates at fair value	(219,385)	—
Payments on loans payable	(369,495)	(1,599,965)
Proceeds from exercise of warrants to acquire Series A convertible preferred stock	350,000	10,000
Proceeds from exercise of warrants to acquire Series B convertible preferred stock	26,575	—
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	—	25,913,722
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	17,343,724	—
Proceed from issuance of common stock	425,324	74,249

Net cash provided by financing activities	272,958,988	106,584,113

Net increase in cash and cash equivalents	21,164,765	18,869,980
Cash and cash equivalents, beginning of period	31,244,368	13,335,657

Cash and cash equivalents, end of period	$52,409,133	$32,205,637

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,340,922	$10,826,333

The accompanying notes are an integral part of these consolidated financial statements.

LENDINGCLUB CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated balance sheets as of September 30, 2012 and March 31, 2012, the consolidated statements of operations for the three and six months ended September 30, 2012 and 2011, respectively, and the consolidated statements of cash flows for the six months ended September 30, 2012 and 2011, respectively, have been prepared by LendingClub Corporation (“LendingClub”) (referred to herein as “we”, “our” “the Company” and “us”) in conformity with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The Company did not have any items of other comprehensive income during any of the periods presented in the financial statements as of and for the three and six month periods ended September 30, 2012 and 2011, and therefore, the Company is not currently required to report comprehensive income. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.

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

The Trust acquires all or portions of Member Loans from the Company and holds them for the sole benefit of specific investors that purchase Trust Certificates (Certificates) issued by the Trust and which are related to these underlying Member Loans. The Certificates may only be settled with cash flows from the underlying Member Loans held by the Trust consistent with the member payment dependent design of the Certificates; Certificate holders do not have recourse to the general credit of the Trust, Company, borrower member or other investors.

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

Liquidity

We have incurred operating losses since our inception. For the three months ended September 30, 2012 and 2011, we incurred net losses of $881,587 and $3,346,357, respectively, and for the six months ended September 30, 2012 and 2011, we incurred net losses of $3,407,395 and $6,453,035, respectively. Additionally, we have an accumulated deficit of $56,806,095 since inception and a stockholders’ deficit of $50,975,398 as of September 30, 2012.

Historically, we have financed our operations through debt and equity financing from various sources. For the six months ended September 30, 2012 and 2011, we had positive (negative) cash flows from operations of $1,175,922 and $(5,173,712), respectively. As of September 30, 2012 and March 31, 2012, we had $52,409,133 and $31,244,368 of unrestricted cash and cash equivalents, respectively. Our current operating plan calls for continued investments in sales, technology, development, security, underwriting, credit processing and marketing. If our assumptions regarding growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth, and we may consume our current liquidity resources.

On June 1, 2012, we issued and sold, via private placement, 2.5 million shares of Series E convertible preferred stock for aggregate cash consideration of $17,500,000. In connection with our private placement of Series E convertible preferred stock, we incurred transaction expenses of $153,733 that were recorded as a reduction to gross proceeds. During the six month period ended September 30, 2012, employees exercised vested options to acquire 1,374,577 shares of our common stock, which resulted in net proceeds of $431,011.

During the year ended March 31, 2012, we issued and sold, via private placement, a total of 9,007,678 shares of Series D convertible preferred stock for aggregate cash consideration of $32,043,771. In connection with our private placement of Series D convertible preferred stock, we incurred total transaction expenses of approximately $100,521 that were recorded as a reduction to gross proceeds.

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

Restricted Cash

At September 30, 2012 and March 31, 2012, restricted cash consists of the Company’s funds in certain checking, certificate of deposit, and money market accounts that are pledged to or held in escrow by our correspondent banks as security for transactions processed on or related to our platform.

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

We facilitate the origination of some Member Loans and finance them ourselves, with sources of funds other than Notes and Certificates, to ensure sufficient financing for loans desired by our borrower members. We receive the same terms on Member Loans that we finance as the terms received by other Note investors. Funds to finance such Member Loan originations were obtained through our borrowings under loan facilities with various entities (see Note 7 — Loans Payable) and issuance of various series of preferred stock (see Note 9 – Preferred Stock). Member Loan originations through September 30, 2011, that were financed by us with sources of funds other than Notes and Certificates are carried at amortized cost, reduced by a valuation allowance for loan losses incurred as of the balance sheet date (“Member Loans at amortized cost”). The amortized cost of such Member Loans includes their unpaid principal balance net of unearned income, which is comprised of origination fees charged to borrower members and offset by our incremental direct origination costs for the loans. Unearned income is amortized ratably over the member loan’s contractual life using a method that approximates the effective interest method. All Member Loan originations after September 30, 2011, are accounted for at fair value.

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

Level 1 –	Quoted market prices in active markets for identical assets or liabilities;

Level 2 –	Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and

Level 3 –	Valuation is generated from model-based techniques that use inputs that are significant and unobservable in the market. These unobservable assumptions reflect estimates of inputs that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Since observable market prices and inputs are not available for similar assets and liabilities, the Member Loans at fair value and Notes and Certificates at fair value are considered Level 3 financial instruments. At September 30, 2012, we estimated the fair values of Member Loans and their related Notes and Certificates using a discounted cash flow valuation methodology. The estimated fair value of Member Loans is computed by projecting the future contractual cash flows to be received on the loans, adjusting those cash flows for our expectation of prepayments (if significant), defaults and losses over the life of the loans, and recoveries, if any. We then discount those projected net cash flows to a present value, which is the estimated fair value. Our expectation of future defaults and losses on loans is based on analyses of actual defaults and losses that occurred on the various credit grades of Member Loans over the past several years. Expected recoveries reflect actual historical recovery experience for the various types of defaulted loans and the contractual arrangements with collection agencies. The discount rates for the projected net cash flows of the Member Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Member Loans.

Our obligation (or the Trust’s) to pay principal and interest on any Note and Certificate (as applicable) is equal to the pro-rata portion of the payments, if any, received on the related Member Loan at fair value. The gross effective interest rate associated with a Note and a Certificate is the same as the interest rate earned on the related Member Loan. At September 30, 2012, the discounted cash flow methodology used to estimate the Notes’ and Certificates’ fair values uses the same projected net cash flows as their related Member Loans. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in Notes issued by LendingClub and Certificates issued by the Trust with cash flows dependent on specific credit grades of Member Loans.

For additional discussion on this topic, including the adjustments to the estimated fair values of Loans at fair value and Notes and Certificates at fair value as of September 30, 2012, as discussed above, see Note 5 — Member Loans at Fair Value and Notes and Certificates at Fair Value.

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

Prior to December 2011, special payment plans with certain borrowers involved extensions of the original term of the loan by six to 24 months and recasting the borrower’s monthly loan payment schedule, with the modified total term of the loans not exceeding 60 months. In these situations, the restructuring of the Member Loan at amortized cost qualifies as a Troubled Debt Restructuring (“TDR”) as defined by ASC 310-40, which is classified as a form of an impaired loan. Accordingly, as discussed more fully in Recently Adopted Accounting Standards, “Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, later in this Note 2, beginning with the three and six month periods ended September 30, 2012, we now also classify TDR’s as impaired Member Loans at amortized cost and include such TDR’s in the disclosures regarding impaired Member Loans at amortized cost.

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

Accrued Interest and Other Receivables

Other receivables consist primarily of accrued interest receivable on Member Loans and to a lesser extent, accounts receivable for management fees due from certain investors in Certificates and other receivables arising in the ordinary course of operations. Accrued interest receivable on Member Loans is reversed for any loan reaching 120 days of delinquency. Receivables arising in the ordinary course of operations are charged-off when deemed to be uncollectible.

Deposits

We have placed deposits with certain service providers pursuant to agreements with the service providers. Certain deposits are short-term in nature and generally may be applied toward amounts due to the service providers as services are rendered. One deposit with a payment services provider that processes investor payment transactions is ongoing and restricted as to withdrawal throughout the contract term and the amount of the deposit depends on the volume of payment transactions processed. The deposit with the payment services provider is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement.

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

The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of September 30, 2012, ranged from 1.11% to 5.00% of the aggregate member loan amount. The member loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A Member Loan is considered issued through our platform when we record the transfer of funds to the borrower member’s account on our platform, following which we initiate an Automated Clearing House transaction to transfer funds from our platform’s correspondent bank account to the borrower member’s bank account.

The recognition of fee revenue and interest income is determined by the accounting method applied to each Member Loan, which include:

•	Member Loans at Fair Value — Member Loans originated on or after October 13, 2008, for which fair value accounting was elected.

•

Member Loans at Amortized Cost — Certain Member Loans originated since Company inception through September 30, 2011 which were accounted for at amortized cost; originations of Member Loans accounted for at amortized cost were discontinued September 30, 2011.

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

Member Loans Sold Directly to Third Party Investor Members

The remaining principal balance of loans sold to and serviced for third party investors at September 30, 2012 and 2011 was $373 and $11,490, respectively. Servicing revenue and changes in valuation of servicing rights for loans sold to third party investors was insignificant for the three month and six month periods ended September 30, 2012 and 2011, respectively.

Servicing Fees on Notes at Fair Value

We record the servicing fees paid by Note holders, which are based on the payments serviced on the related Member Loans at fair value, as a component of non-interest revenue when received.

Management Fees

LCA is the general partner of three private investment funds (“Funds”) in which it has made no capital contributions and does not receive any allocation of the Funds’ income, expenses, gains, losses nor any carried interest. The Funds invest in Certificates issued by the Trust. LCA charges limited partners in the Funds a monthly management fee, payable monthly in arrears, based on a limited partner’s capital account balance as of the end of each month. Management fees also are charged to certain other investors in Certificates, can be modified or waived at the discretion of LCA. Management fees are classified as a component of non-interest revenue in the consolidated statements of operations and are recorded as earned.

Fair Valuation Adjustments of Member Loans at Fair Value and Notes and Certificates at Fair Value

We include in earnings the estimated unrealized fair value gains or losses during the period of Member Loans at fair value, and the offsetting estimated fair value losses or gains on related Notes and Certificates at fair value. As discussed earlier in this Note 2, at September 30, 2012, we estimated the fair values of Member Loans at fair value and Notes and Certificates using a discounted cash flow valuation methodology. At each reporting period, we recognize fair valuation adjustments for the Member Loans at fair value and for the Notes and Certificates. The fair valuation adjustment for a given principal amount of a Member Loan at fair value will be approximately equal to the corresponding estimated fair valuation adjustment on the combined principal amounts of related Notes and Certificates because the same net cash flows of the Member Loan and the related Notes and Certificates are used in the discounted cash flow valuation methodology.

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

Share-based awards issued to non-employees are accounted for in accordance with provisions of ASC 718-505-50, Equity-Based Payments to Non-Employees, which requires that equity awards be recorded at their fair value. We use the Black-Scholes model to estimate the value of share-option awards granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation. The assumed volatility of the price of our common stock was based on comparative public-company stock price volatility.

Change in Accounting Policy

Effective October 1, 2011, we elected the fair value accounting option for all Member Loans originated on and after October 1, 2011, and held for investment. Prior to October 1, 2011, Member Loan originations held for investment that were financed by Notes or Certificates were accounted for at fair value and Member Loan originations held for investment that were financed by us via sources of funds other than Notes or Certificates were accounted for at amortized cost. We believe this change in the fair value accounting elections simplifies the accounting and presentation of Member Loans; all Member Loans held for investment eventually will be accounted for at fair value once the existing Member Loans that are accounted for at amortized cost are no longer outstanding.

Reclassification of Amounts in Previously Published Consolidated Statements of Operations

Certain amounts in previously published consolidated statements of operations for the three months and six months ended September 30, 2011, for origination fees on Member Loans at fair values, servicing fees on Notes at fair value, interest income earned on Member Loans at fair value and Member Loans at amortized cost, interest income on Cash Equivalents, interest expense on Notes at fair value and Loans Payable, as well as the fair valuation adjustments recognized in earnings related to Member Loans at fair value and Notes and Certificates at fair value, have been reclassified to conform to our current financial statement presentation. These reclassifications had no net impact on previously reported results of consolidated operations or consolidated stockholders’ equity.

Recently Adopted Accounting Standards

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires additional disaggregated disclosures that improve financial statement users’ understanding of: 1) the nature of an entity’s credit risk associated with its financing receivables, and, 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. As a nonpublic entity, as defined by the accounting standard, we adopted the provisions of ASU 2010-20 for the annual reporting period ending March 31, 2012 and interim reporting periods thereafter. The adoption of this standard did not have a material effect on the Company’s results of consolidated operations or financial position but resulted in certain additional disclosures for Member Loans at amortized cost.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For nonpublic entities, the required disclosures are effective for the annual period ending after December 15, 2012, including interim periods within that annual period, with retrospective disclosures required for all TDR activities that have occurred from the beginning of the annual period of adoption. The Company is considered a nonpublic entity with respect to determination of the effective date of this ASU. Accordingly, the Company adopted this ASU for its fiscal year ending March 31, 2013, and for interim periods beginning within that fiscal year. This guidance did not have a material effect on our identification of TDR’s or recording of impairment losses, but resulted in additional disclosures for Member Loans at amortized cost.

The FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, in May 2011. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB,” collectively the “Boards”) on fair value measurement, which have resulted in common requirements for measuring fair value and disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” Requirements of ASU 2011-04 include, among other things, application of relevant premiums and discounts for fair value measurements categorized within Level 2 or 3 of the fair value hierarchy, disclosure of quantitative information about the fair value sensitivity of changes in unobservable inputs used in fair value measurements categorized as Level 3 in the fair value hierarchy and disclosure of the category level of items not measured at fair value in the statement of financial position. The amendments to the Codification in this ASU are to be applied prospectively. Because of the Company’s requirement to file financial statements with the Securities and Exchange Commission (“SEC”), although the Company is a non-public entity it is considered a public entity for purposes of determining the effective date of, and certain disclosures required by this ASU. Accordingly, the Company adopted this ASU for its annual periods beginning April 1, 2012 and interim periods within those annual periods. The impact of adoption of this ASU did not have a material effect on the Company’s results of consolidated operations for financial position but resulted in additional fair value disclosures.

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

The following table details the computation of the basic and diluted net loss per share for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net loss attributable to common stockholders	$(881,587)	$(3,346,357)	$(3,407,395)	$(6,453,035)

Weighted average shares used in computing basic and diluted net loss per share	10,300,351	8,727,389	10,128,962	8,665,184
Basic and diluted net loss per share	$(0.09)	$(0.38)	$(0.34)	$(0.74)

4. Member Loans at Amortized Cost

All Member Loans at amortized cost are fixed-rate fully-amortizing unsecured consumer loans with original terms of three years or five years. As such, Member Loans at amortized cost represent a single class of financing receivable with a single portfolio segment. There have been no new Member Loans at amortized cost originated after September 30, 2011. Outstanding Member Loans at amortized cost, net of deferred origination costs/(revenue) as of September 30, 2012 and March 31, 2012 is presented in the following table:

	September 30, 2012	March 31, 2012
Principal balance	$282,830	$2,624,989
Deferred origination costs (revenue), net	(9,508)	(83,977)

Total Member Loans at amortized cost, net of deferred origination costs (revenue)	$273,322	$2,541,012

The following table summarizes the aging of the principal balances of Member Loans at amortized cost outstanding as of September 30, 2012 and March 31, 2012:

	Current Loans	31-89 Days Past Due	Impaired Loans	Total Past Due and Impaired	Total Principal Balance of Member Loans
September 30, 2012	$229,175	$4,697	$48,958	$53,655	$282,830
March 31, 2012	2,460,336	61,796	102,857	164,653	2,624,989

The following table presents the recorded investment in Member Loans at amortized cost and the related allowance for loan losses at September 30, 2012 and March 31, 2012, based on the impairment status of the loans:

	September 30, 2012		March 31, 2012
	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses
Impaired loans; individually evaluated for impairment	$48,958	$32,479	$102,857	$90,684
Unimpaired loans; collectively evaluated for impairment	224,364	19,962	2,438,155	151,933

Total Balances	$273,322	$52,441	$2,541,012	$242,617

Each impaired loan at each period end had a specific loss allowance. As of September 30, 2012, our aggregate allowance for loan losses of $52,441 represented 19.2% of net Member Loans at amortized cost and as of March 31, 2012, our aggregate allowance for loan losses of $242,617 represented 9.5% of net Member Loans at amortized cost.

We had $18,747 and $95,164 of Member Loans at September 30, 2012 and March 31, 2012, respectively, that were 90 to 119 days past due and still accruing interest. Additionally, we had six impaired Member Loans at amortized cost representing $12,019 of outstanding principal balance that were on nonaccrual status at September 30, 2012 and seven impaired Member Loans at amortized cost representing $40,408 of outstanding principal balance that were on nonaccrual status at March 31, 2012. If nonaccrual loans reach 150 days delinquency, the outstanding principal balance is charged-off.

The average balances of impaired Member Loans at amortized cost and the interest income recognized during the three and six month periods ended September 30, 2012 and 2011, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Average principal balance of impaired loans during the period	$67,997	$86,226	$76,085	$102,199
Interest income received and recognized	$1,121	$1,098	$1,506	$2,672

The activity in the allowance for loan losses for Member Loans at amortized cost for the six months ended September 30, 2012 and 2011 is as follows:

	Six Months Ended September 30,
	2012	2011
Balance at beginning of period	$242,617	$329,885
Charge-offs, net	(148,883)	(232,304)
(Benefit) Provision for loan losses	(41,293)	155,144

Balance at end of period	$52,441	$252,725

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

The following table summarizes the credit quality indicators for Member Loans at amortized cost as of September 30, 2012:

	Principal Balance of Member Loans at Amortized Cost
Borrower’s Updated FICO Score	Current	31-89 Days Past Due	Impaired Loans	Totals
Loans not Impaired:
>780	$14,789	$—	$—	$14,789
760-779	2	—	—	2
740-759	32,979	—	—	32,979
720-739	888	—	—	888
700-719	3,388	166	—	3,554
680-699	55,123	—	—	55,123
660-679	7,946	156	—	8,102
<660	114,060	4,375	—	118,435
Impaired Loans	—	—	48,958	48,958

Totals	$229,175	$4,697	$48,958	$282,830

The following table summarizes the credit quality indicators for Member Loans at amortized cost as of March 31, 2012:

	Principal Balance of Member Loans at Amortized Cost
Borrower’s Updated FICO Score	Current	31-89 Days Past Due	Impaired Loans	Totals
Loans not Impaired:
>780	$41,148	$—	$—	$41,148
760-779	161,017	21	—	161,038
740-759	273,200	49	—	273,249
720-739	390,245	508	—	390,753
700-719	442,006	2,504	—	444,510
680-699	337,914	95	—	338,009
660-679	268,439	60	—	268,499
<660	546,367	58,559	—	604,926
Impaired Loans	—	—	102,857	102,857

Totals	$2,460,336	$61,796	$102,857	$2,624,989

During the three and six month periods ended September 30, 2012, we adopted ASU No. 2011-02 that clarifies which loan modifications constitute TDR’s. As a result of adopting this new accounting standard, we identified $13,117 principal balance of Member Loans at amortized cost at September 30, 2012 where we had granted concessions to certain borrowers that were experiencing financial difficulties in an attempt to maximize collections of those borrowers’ loans, and such loans are now considered TDR’s and classified as impaired. The allowance for loan losses related to these TDR’s was $1,314 which is calculated by comparing the carrying value of the loan to a value that approximates the present value of the loan’s estimated future cash flows, discounted at the loan’s original contractual interest rate.

During the six months ended September 30, 2012, there were no loan modifications that were classified as new TDRs; all loan modifications during this period involved short-term payment deferrals that are deemed insignificant as defined by ASC 310-40-15 because they do not result in a reduction in the loan’s total cash flows (there is no reduction in the loan’s interest rate or forgiveness of interest or principal) and they do not extend the original maturity date of the loan.

There was one loan at amortized cost with a recorded investment of $537 that was modified in a TDR within the previous 12 months and classified as a TDR, which subsequently defaulted and charged off during the six months ended September 30, 2012.

5. Member Loans at Fair Value and Notes and Certificates at Fair Value

At September 30, 2012 and March 31, 2012, we had the following assets and liabilities measured at fair value on a recurring basis:

	Member Loans at Fair Value		Notes and Certificates at Fair Value
	September 30, 2012	March 31, 2012	September 30, 2012	March 31, 2012
Aggregate principal balance outstanding	$611,968,073	$366,396,942	$614,394,327	$366,936,857
Fair valuation adjustments	(8,799,166)	(6,104,408)	(8,978,362)	(6,136,499)

Fair Value	$603,168,907	$360,292,534	$605,415,965	$360,800,358

We determined the fair values of Member Loans at fair value and Notes and Certificates at fair value using inputs and methods that are categorized in the fair value hierarchy of ASC 820, as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
September 30, 2012
Assets
Member Loans at fair value	$—	$—	$603,168,907	$603,168,907
Liabilities
Notes and Certificates	$—	$—	$605,415,965	$605,415,965

March 31, 2012
Assets
Member Loans at fair value	$—	$—	$360,292,534	$360,292,534
Liabilities
Notes and Certificates	$—	$—	$360,800,358	$360,800,358

Instruments in the Level 3 valuation hierarchy are based on significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 instruments primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended September 30, 2012:

	Member Loans At fair value	Notes and Certificates
Fair value at March 31, 2012	$360,292,534	$360,800,358
Originations	344,423,733	352,744,227
Reclassification of Member Loans at amortized cost	1,740,644	—
Principal repayments	(92,336,318)	(97,341,982)
Proceeds/(payments) on sale of charged-off Member Loans at fair value	(194,145)	(219,385)

Carrying value before fair value adjustments	613,926,448	615,983,218
Fair valuation adjustments, included in earnings	(10,757,541)	(10,567,253)

Fair value at September 30, 2012	$603,168,907	$605,415,965

There were $1,740,644 of reclassifications of Member Loans at amortized cost to Member Loans at fair value during the six months ended September 30, 2012. These reclassifications generally represented Member Loans initially funded by the Company at origination which subsequently were financed by Notes and/or Certificates.

As discussed previously in Note 2 – Summary of Significant Accounting Policies, fair values for Member Loans at fair value and the related Notes and Certificates are determined using a discounted cash flow model utilizing estimates for credit losses, prepayments, changes in the interest rate environment, and other factors. For Notes and Certificates, we also consider risk factors such as the Company’s liquidity position. The majority of fair valuation adjustments included in earnings is attributable to changes in estimated instrument-specific future credit losses. All fair valuation adjustments were related to Level 3 instruments for the three months and six months ended September 30, 2012. A specific loan that is projected to have higher future default losses than previously estimated lowers the expected future cash flows of the Member Loan over its remaining life, which reduces its estimated fair value. Conversely, a specific loan that is projected to have lower future default losses than previously estimated increases the expected future cash flows of the Member Loan over its remaining life, which increases its fair value. Because the payments to holders of Notes and Certificates directly reflect the payments received on Member Loans at fair value, a reduction or increase of the expected future payments on Member Loans at fair value decreases or increases the estimated fair values of the related Notes and Certificates. Expected losses and actual loan charge-offs on Member Loans at fair value are offset to the extent that the loans are financed by Notes and Certificates that absorb the related loan losses.

Fair value adjustment gains/(losses) for Member Loans at fair value were $(7,248,115) and $(4,230,842) for the three months ended September 30, 2012 and 2011, respectively, and $(10,757,541) and $(7,053,662) for the six months ended September 2012 and 2011, respectively.

The fair value adjustment gains/(losses) for Notes and Certificates was $7,106,698 and $4,136,376 for the three months ended September 30, 2012 and 2011, respectively, and $10,567,253 and $6,958,939 for the six months ended September 2012 and 2011, respectively. The fair value adjustments for Member Loans at fair value were largely offset by the fair value adjustments of the Notes and Certificates due to the member-payment-dependent design of the Notes and Certificates and because the principal balances of the Member Loans at fair value were very close to the combined principal balances of the Notes and Certificates. Accordingly, the net fair value adjustment gains/(losses) for Member Loans at fair value, Notes and Certificates was $(141,417) and $(94,446) for the three months ended September 30, 2012 and 2011, respectively, and $(190,288) and $(94,723) for the six months ended September 2012 and 2011, respectively.

At September 30, 2012, we had 410 Member Loans at fair value that were 90 days or more past due or where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $4,144,639, aggregate adverse fair value adjustments totaling $3,616,718 and an aggregate fair value of $527,858. At March 31, 2012, we had 271 Member Loans at fair value that were 90 days or more past due or where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $2,330,128, aggregate adverse fair value adjustments totaling $2,072,859 and an aggregate fair value of $257,269.

At September 30, 2012, we had 169 Member Loans at fair value representing $1,442,091 of outstanding principal and $188,498 of fair value, and Notes and Certificates with $1,426,103 of outstanding principal balance and a fair value of $186,205 that were on nonaccrual status. At March 31, 2012, we had 81 Member Loans at fair value representing $729,688 of outstanding principal and $100,978 of fair value, and Notes and Certificates with $706,178 of outstanding principal balance and a fair value of $97,572 that were on nonaccrual status.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at September 30, 2012:

				Range of Inputs
	Fair Value	Valuation Techniques	Unobservable Input	Minimum	Maximum
Member Loans	$603,168,907	Discounted cash flow	Discount rate	5.3%	14.6%
			Net cumulative loss	1.9%	22.3%
Notes & Certificates	$605,415,965	Discounted cash flow	Discount rate	5.3%	14.6%
			Net cumulative loss	1.9%	22.3%

The valuation technique used for our Level 3 assets and liabilities, as presented in the previous table, is described as follows:

Discounted cash flow – Discounted cash flow valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.

Significant unobservable inputs presented in the previous table are those we consider significant to the estimated fair values of the Level 3 assets and liabilities. We consider unobservable inputs to be significant, if by their exclusion, the estimated fair value of the Level 3 asset or liability would be impacted by a significant percentage change, or based on qualitative factors such as nature of the instrument and the significance of the unobservable inputs relative to other inputs used within the valuation. Following is a description of the significant unobservable inputs provided in the table.

Discount rate – is a rate of return used to discount future expected cash flows to arrive at a present value, the fair value, of a financial instrument. The discount rates for the projected net cash flows of Member Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Member Loans. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in Notes issued by LendingClub and Certificates issued by the Trust with cash flows dependent on specific grades of Member Loans. Discount rates for existing Member Loans, Notes and Certificates are adjusted to reflect the time value of money. A risk premium component is implicitly included in the discount rates to reflect the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

Net cumulative loss – is an estimate of the net cumulative principal payments that will not be repaid over the entire life of a new Loan, Note or Certificate, expressed as a percentage of the original principal amount of the Loan, Note or Certificate. The estimated net cumulative loss is the sum of the net losses estimated to occur each month of the life of a new Loan, Note or Certificate. Therefore, the total net losses estimated to occur though the remaining maturity of existing Loans, Notes and Certificates are less than the estimated net cumulative losses of comparable new Loans, Notes and Certificates. A given month’s estimated net losses are a function of two variables:

(i)	estimated default rate, which is an estimate of the probability of not collecting the remaining contractual principal amounts owed and,

(ii)	estimated net loss severity, which is the percentage of contractual principal cash flows lost in the event of a default, net of the average net recovery expected to be received on a defaulted Loan, Note or Certificate.

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

We use a discounted cash flow technique to determine the fair value of our Level 3 Member Loans, Notes and Certificates at fair value. Use of this technique requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Certain of these unobservable inputs will (in isolation) have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. For example, increases in the discount rate and estimated net cumulative loss rates will reduce the estimated fair value of Member Loans, Notes and Certificates. When multiple inputs are used within the valuation technique of a Loan, Note or Certificate at fair value, a change in one input in a certain direction may be offset by an opposite change in another input having a potentially muted impact to the overall fair value of that particular instrument. The two primary unobservable inputs, discount rates and net cumulative loss, used in the fair value calculation of Member Loans, Notes and Certificates are not significantly interrelated; a change in one input does not automatically result in a change in the other input.

6. Deposits

We had deposits of $1,150,777 and $955,631 as of September 30, 2012 and March 31, 2012, respectively, with certain service providers pursuant to agreements with the service providers respectively, including deposits of $1,015,895 and $885,435 as of September 30, 2012 and March 31, 2012, respectively, with a nationally recognized payment services provider. This deposit is used for transactions related to our platform and is required pursuant to the agreement with the payment services provider, serves as collateral for the protection of the payment services provider and our members, and is restricted as to withdrawal. The deposit is ongoing throughout the term of the contract and the amount of the deposit depends on the volume of payment transactions processed. The deposit is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement.

7. Loans Payable

Loans payable consisted of the following as of March 31, 2012:

Growth capital term loan	$173,945
Unamortized discount on growth capital term loan	(2,568)
Financing term loan	173,945
Unamortized discount on financing term loan	(2,568)
Private placement notes	21,606
Unamortized discount on notes payable	—

Total loans payable, net of debt discount	$364,360

The remaining principal balances due on all loans payable were paid in full in July 2012.

Growth Capital and Financing Term Loans

As of March 31, 2012, the combined outstanding principal balances under these two agreements totaled $347,890. Both loans are fully amortizing with final scheduled maturities in July 2012, which we paid in full in July 2012.

Private Placement Notes

The balance of the private placement notes at March 31, 2012 was $21,606. During the year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4,707,964. Each private placement note is repayable over three years and bears interest at the rate of 12% per annum. In June and July 2009, we issued an additional $200,000 of private placement notes which bear interest at the rate of 8% per annum. All private placement notes have been paid in full as of July 2012.

8. Related Party Transactions

A number of our affiliates, including our directors and executive officers and their immediate families and 5% stockholders, have opened investor member accounts with LendingClub and have made deposits and withdrawals to their accounts and funded portions of borrowers’ loan requests from time to time in the past via purchases of Notes and Certificates, and may do so in the future. For the six months ended September 30, 2012 and 2011, these affiliates made LendingClub Platform deposits, Platform withdrawals, and invested in Notes and Certificates, as follows:

	Six Months Ended September 30, 2012			Six Months Ended September 30, 2011
Affiliate (including immediate family)	Platform Deposits	Platform Withdrawals	Investments	Platform Deposits	Platform Withdrawals	Investments
Daniel Ciporin	$200,000	$75,526	$200,000	$—	$76,097	$—
Jeffrey Crowe	100,000	—	255,400	—	—	122,750
Carrie Dolan	—	4,900	—	—	—	3,300
Renaud Laplanche	—	—	—	—	—	100
Rebecca Lynn	—	—	—	—	—	—
John MacIlwaine	2,500	—	2,500	—	—	—
John Mack	83,672	299,286	83,672	—	—	—
Scott Sanborn	—	11,880	4,125	—	11,881	2,900

	$386,172	$391,592	$515,697	$—	$87,978	$129,050

As of September 30, 2012 and March 31, 2012, these affiliates had outstanding principal invested balances and total funds committed to the LendingClub Platform, as follows:

	As of September 30, 2012		As of March 31, 2012
Affiliate (including immediate family)	Notes and Certificates Outstanding	Total Funds Committed	Notes and Certificates Outstanding	Total Funds Committed
Daniel Ciporin	$495,005	$518,631	$325,424	$377,225
Jeffrey Crowe	541,779	564,759	431,871	448,255
Carrie Dolan	18,708	21,500	24,510	25,519
Renaud Laplanche	23	2,199	160	366
Rebecca Lynn	—	509	4	509
John MacIlwaine	2,479	2,509	—	—
John Mack	1,452,357	1,523,449	1,443,473	1,534,371
Scott Sanborn	11,641	12,111	11,367	11,798

	$2,521,992	$2,645,667	$2,236,809	$2,398,043

9. Preferred Stock

Convertible preferred stock

	September 30, 2012	March 31, 2012
Preferred stock, $0.01 par value; 61,617,516 total shares authorized at September 30, 2012 and March 31, 2012:
Series A convertible preferred stock, 17,006,275 shares designated at September 30, 2012 and March 31, 2012; 15,740,285 and 15,749,674 shares issued and outstanding at September 30, 2012 and March 31, 2012; aggregate liquidation preference of $16,763,404 at September 30, 2012 and March 31, 2012.	$16,924,706	$16,574,708
Series B convertible preferred stock, 16,410,526 shares designated at September 30, 2012 and March 31, 2012; 16,036,346 shares issued and outstanding at September 30, 2012 and March 31, 2012; aggregate liquidation preference of $11,999,998 at September 30, 2012 and March 31, 2012.	11,924,315	11,897,738
Series C convertible preferred stock, 15,621,609 shares designated at September 30, 2012 and March 31, 2012; 15,621,609 shares issued and outstanding at September 30, 2012 and March 31, 2012; aggregate liquidation preference of $24,489,996 at September 30, 2012 and March 31, 2012.	24,387,945	24,387,945
Series D convertible preferred stock, 9,007,678 shares designated at September 30, 2012 and March 31, 2012; 9,007,678 shares issued and outstanding at September 30, 2012 and March 31, 2012; aggregate liquidation preference of $32,043,914 at September 30, 2012 and March 31, 2012.	31,943,229	31,945,772
Series E convertible preferred stock, 3,571,428 shares designated at September 30, 2012; 2,500,000 shares issued and outstanding at September 30, 2012; aggregate liquidation preference of $17,5000,000 at September 30, 2012.	17,346,267	—

	$102,526,462	$84,806,163

In June 2012, we issued via private placement 2.5 million shares of Series E convertible preferred stock at $7.00 per share for aggregate gross cash consideration $17,500,000. The shares are convertible into shares of our common stock, par value $0.01 per share, initially on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of the LendingClub certificate of incorporation. The two investors in the Series E convertible preferred stock were KPCB Holdings, Inc., (“KPCB”), and John J. Mack, a member of the Company’s Board of Directors (“Board”). In conjunction with the Series E financing, the Board appointed Mary Meeker, General Partner of KPCB, as a member of the Company’s Board. In connection with our private placement of Series E convertible preferred stock, we incurred transaction expenses of $153,733 that were recorded as a reduction to gross proceeds.

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

In July 2011, we issued and sold 7,027,604 shares of Series D convertible preferred stock via private placement for aggregate cash consideration of approximately $25,000,000. In August 2011, we issued and sold an additional 281,104 shares of Series D convertible preferred stock for aggregate cash consideration of approximately $1,000,000. In January 2012, we issued and sold an additional 1,698,970 shares of Series D convertible preferred stock for aggregate cash consideration of approximately $6,000,000. In connection with these private placements of Series D convertible preferred stock, we incurred transaction expenses of approximately $100,521 that were recorded as a reduction to gross proceeds.

The outstanding shares of convertible preferred stock are not mandatorily redeemable. The sale of all, or substantially all, of the Company’s assets, a consolidation or merger with another company, or a transfer of voting control in excess of fifty percent (50%) of the Company’s voting power are all events which are deemed to be a liquidation and would trigger the payment of liquidation preferences under the preferred stock agreements. All such events require approval of the Board. Therefore, based on the guidance of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” the contingently redeemable convertible preferred stock has been classified outside of the stockholders’ equity section as certain of these factors are outside the control of the Company. The significant terms of outstanding Series A, Series B, Series C, Series D and Series E convertible preferred stock are as follows:

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

Voting rights – Generally, preferred stockholders have one vote for each share of common stock that would be issuable upon conversion of preferred stock. Voting as a separate class, and on an as-if-converted to common stock basis, the Series A convertible preferred stockholders are entitled to elect two members of the Board, the holders of Series B convertible preferred stockholders are entitled to elect one member of the Board as are the holders of the Series E convertible preferred. The Series C and Series D convertible preferred stockholders are not entitled to elect a member of the Board. The holders of common stock, voting as a separate class, are entitled to elect one member of the Board. The remaining directors are elected by the preferred stockholders and common stockholders voting together as a single class on an as-if-converted to common stock basis.

10. Stockholders’ Deficit

Common stock

At September 30, 2012, we have shares of common stock authorized and reserved for future issuance as follows:

Convertible preferred stock, Series A	16,078,311
Convertible preferred stock, Series B	16,071,876
Convertible preferred stock, Series C	15,621,609
Convertible preferred stock, Series D	9,007,678
Convertible preferred stock, Series E	2,500,000
Options to purchase common stock	8,921,859
Options available for future issuance	1,563,266
Convertible preferred Series A stock warrants	927,964
Convertible preferred Series B stock warrants	338,650
Common stock warrants	253,103

Total common stock authorized and reserved for future issuance	71,284,316

During the three and six months ended September 30, 2012, we issued 326,551 and 1,374,577 shares of common stock in exchange for proceeds of $138,908 and $431,011, respectively, upon the exercise of employee stock options. During the six months ended September 30, 2012, we issued 6,379 shares of common stock in exchange for proceeds of $10,000 upon the exercise of common stock warrants, 328,637 shares of Preferred A stock in exchange for proceeds of $349,998 upon the exercises of Preferred A warrants, and 35,530 shares of Preferred B stock in exchange of $26,576 upon the exercises of Preferred B warrants.

During the three and six months ended September 30, 2011, we issued 103,624 and 244,124 shares of common stock in exchange for proceeds of $26,356 and $65,166, respectively, upon the exercise of employee stock options.

Accumulated Deficit

We have incurred operating losses since our inception. For the three months ended September 30, 2012 and 2011, we incurred net losses of $881,587 and $3,346,357, respectively. For the six months ended September 30, 2012 and 2011, we incurred net losses of $3,407,395 and $6,453,035, respectively. Accordingly, we have an accumulated deficit of $56,806,095 since inception and a stockholders’ deficit of $50,975,398 as of September 30, 2012.

11. Stock-Based Compensation

Under our 2007 Stock Incentive Plan, or the Option Plan, we may grant options to purchase shares of common stock to employees, executives, directors and consultants at exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory options. An aggregate of 12,559,948 shares have been authorized for issuance under the Option Plan. The majority of options granted through September 30, 2012 are stock options that generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 12 quarters thereafter, provided the grantee remains continuously employed by the Company through each vesting date (“service-based options”). As discussed further below, certain stock options with ten year terms vest immediately upon achievement of specified performance goals provided the grantee remains continuously employed by the Company through each performance measurement date (“performance-based options”).

For the six months ended September 30, 2012, we granted stock options to purchase 713,636 shares of common stock with a weighted average grant date fair value of $0.71 per share. We used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

Expected dividend yield	0.0%
Expected volatility	63.50%
Risk-free interest rates	1.15% -1.55%
Expected life	8.07 years

Options activity under the Option Plan for the six month period ended September 30, 2012 is summarized as follows:

	Six Months Ended September 30, 2012
	Stock Issued and Outstanding	Weighted Average Exercise Price
Balances, beginning of period	9,786,290	$0.50
Options Granted	713,636	0.71
Options Exercised	(1,374,577)	0.31
Options Cancelled	(48,009)	0.71

Balances, end of period	9,077,340	$0.55

Options outstanding and exercisable at September 30, 2012 were 3,392,570 at a weighted average exercise price of $0.47.

A summary of outstanding options, vested options and options vested and expected to vest at September 30, 2012, is as follows:

	Stock Issued and Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Options Outstanding	9,077,340	8.44	$0.55
Vested Options	3,392,570	7.74	$0.47
Options Vested and Expected to Vest	8,526,928	8.41	$0.54

A summary by exercise price of outstanding options, vested options, and options vested and expected to vest at September 30, 2012, is as follows:

Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life of Outstanding Options (Years)	Number of Options Vested	Number of Options Vested and Expected to Vest
$0.23	772,017	6.96	557,233	763,058
$0.40	3,921,097	7.70	2,094,122	3,788,456
$0.71	4,228,744	9.40	585,733	3,819,931

$0.53	8,921,858	8.45	3,237,088	8,371,445

Compensation expense related to the stock options of $300,344 and $26,752 was recognized in income for the three months ended September 30, 2012 and 2011, respectively and $476,024 and $268,413 was recognized in income for the six months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, total unrecognized compensation cost was $2,063,475 and these costs are expected to be recognized through 2015.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

12. Income Taxes

The Company accounts for income taxes using the asset and liability method as codified in Topic 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

As part of the process of preparing our financial statements, we estimate our income taxes due to applicable federal, state and local jurisdictions in which we operate. This process involves determining our income tax expense or benefit together with calculating the deferred income tax expense or benefit related to temporary differences resulting from differing treatment of items for financial accounting versus tax accounting purposes, such as deferred revenue and deductibility of certain expenses. These differences, along with the benefit of deducting the Company’s operating losses incurred since inception against future taxable income, result in deferred tax assets and liabilities, which are included in the accompanying consolidated balance sheet. We then assess the likelihood and extent to which the deferred tax assets are expected to be recovered through the generation of future taxable income.

The Company recorded no net provision for income taxes in any of the three or six month periods ended September 30, 2012 or 2011 due to the operating losses and full valuation allowance for deferred tax assets recorded in all of the periods then ended. Payments of minimum amounts due to state taxing authorities upon the filing of state tax returns are recorded as operating expenses instead of income tax expense.

A Corporation’s ability to utilize its net operating loss (NOL) and research and development (R&D) credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups.

The amount of such limitations on the Company’s total federal net operating losses of approximately $49.5 million incurred since the Company’s inception in October 2006 through the year-ended March 31, 2012 has been analyzed, and the Company believes limitations exist only on the future annual deductibility of approximately $2.5 million of the Company’s total net operating loss carryforwards. Additionally, the Company has had capital transactions during the current fiscal year that trigger a testing date. However, the Company has not completed the study to assess whether one or more ownership changes have occurred since March 31, 2012. If the Company has experienced an ownership change in the current year, utilization of certain NOL or tax credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. In the most adverse case, such limitation may result in the expiration of a portion of the NOL or tax credit carryforwards before utilization. Until a study of the capital transactions that have occurred in the current fiscal year is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN No. 48. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the full valuation allowance for deferred tax assets, it is not expected that any possible limitation on the future deductibility of NOL or tax credit carryforwards will have an impact on the results of operations of the Company. As of September 30, 2012, we continued to have a full valuation allowance against our net deferred tax assets. Due to the continuation of operating losses for the three and six months ended September 30, 2012, our expectations for business growth, uncertainty regarding profitability in the coming years, and the impact of that uncertainty on the future realization of the net operating loss carry forwards, we believe it is more likely than not that all of our deferred tax assets will not be realized.

We did not have any foreign operations and therefore did not record any provisions for income taxes on non-U.S. income during the period.

We file income tax returns in the U.S. federal jurisdiction, California, Arizona, Connecticut, Delaware, Florida, Illinois, Indiana, Kentucky, Massachusetts, Minnesota, New Jersey, New York, Oklahoma, West Virginia, Wisconsin, and New York City jurisdictions. Our tax years for 2006 and forward are subject to examination by the U.S., California, Connecticut, Arizona and Indiana tax authorities as the statutes of limitation remain open.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any material changes in unrecognized tax benefits and there were no interest expense or penalties on any unrecognized tax benefits during the three or six months ended September 30, 2012 and 2011.

13. Non-Interest Revenue

Non-interest revenue consists of loan origination fees collected upon origination of Member Loans at fair value, servicing fees collected as payments are made to investors in Notes, management fees earned from investors in Certificates and other revenue.

The following table summarizes the components of non-interest revenue for the three and six month ended September 30, 2012, and 2011:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Origination fees on Member Loans at fair value	$8,973,158	$2,940,193	$14,839,452	$5,384,137
Servicing fees on Notes at fair value	479,351	281,837	902,180	507,759
Management fees from Certificate investors	225,068	29,811	372,356	41,457
Other revenue	137,351	182,826	258,119	270,466

Total Non-Interest Revenue	$9,814,928	$3,434,667	$16,372,107	$6,203,819

14. Fair Value of Financial Instruments Not Measured at Fair Value on a Recurring Basis in the Balance Sheet

Following are descriptions of the valuation methodologies used for estimating the fair values of financial instruments not recorded at fair value on a recurring basis in the balance sheet; these financial instruments are carried at historical cost or amortized cost in the balance sheets.

FINANCIAL ASSETS:

Short-Term Financial Assets: Short-term financial assets include cash and cash equivalents, restricted cash, accrued interest and other receivables and deposits with service providers. These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Member Loans at Amortized Cost: The carrying value of Member loans at amortized cost equals the principal balance of such loans minus the related net unearned income, which is comprised of origination fees charged to borrower members and offset by our incremental direct origination costs for the loans, and reduced by a valuation allowance for loan losses incurred as of the balance sheet date. The allowance for loan losses is comprised of two components: expected losses on unimpaired loans collectively evaluated for impairment and impaired loans individually evaluated for impairment. The methodologies used to establish the two components of the allowance for loan losses for unimpaired loans and impaired loans result in a net carrying value for Member Loans at amortized cost that is approximately equivalent to their fair value.

FINANCIAL LIABILITIES:

Short-Term Financial Liabilities: Short-term financial liabilities include accrued interest payable and other accrued expenses, and payables to member lenders. These liabilities are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and payment of the obligation.

Loans Payable: Loans payable are carried at amortized cost. The carrying amount of the loans payable as of the dates presented is a reasonable estimate of fair value because of the short remaining maturity of the loans payable.

The table below presents the carrying values, estimated fair values and the levels in the fair value hierarchy of financial instruments not measured at fair value on a recurring basis in the balance sheet at September 30, 2012. We have not included assets and liabilities that are not financial instruments in our disclosure, such as prepaid expenses and other assets, property and equipment, and accounts payable.

		Estimated Fair Value
	Carrying Values	Quoted Prices in Active Market (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
September 30, 2012
FINANCIAL ASSETS
Cash and cash equivalents	$52,409,133	$52,409,133	$—	$—
Restricted cash	5,726,453	5,726,453	—	—
Member Loans at amortized cost, net of allowance for loan losses	220,881	—	—	220,881
Accrued interest and other receivables	4,534,939	—	4,534,939	—
Deposits	1,150,777	1,150,777	—	—

FINANCIAL LIABILITIES
Accrued interest payable and other accrued expenses	8,755,029	—	8,755,029	—
Payable to member lenders	2,858,881	—	2,858,881	—

The following table presents the carrying values, estimated fair values and the levels in the fair value hierarchy of financial instruments not measured at fair value on a recurring basis in the balance sheet at March 31, 2012:

		Estimated Fair Values
	Carrying Values	Quoted Prices in Active Market (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
March 31, 2012
FINANCIAL ASSETS
Cash and cash equivalents	$31,244,368	$31,244,368	$—	$—
Restricted cash	4,862,000	4,862,000	—	—
Member Loans at amortized cost, net of allowance for loan losses	2,298,395	—	—	2,298,395
Accrued interest and other receivables	2,448,992	—	2,448,992	—
Deposits	955,631	955,631	—	—

FINANCIAL LIABILITIES
Accrued interest payable and other accrued expenses	4,415,186	—	4,415,186	—
Payable to member lenders	533,321	—	533,321	—
Loans payable, net of debt discount	364,360	—	364,360	—

15. Commitments and Contingencies

Operating leases

In July 2012, we entered into a lease agreement for approximately 16,900 square feet of additional space in our corporate headquarters location in San Francisco, CA, which includes our principal administrative, marketing, technical support and engineering functions. The lease commenced on September 15, 2012 and expires in June 2017. The average monthly rent expense for the additional space in our corporate headquarters is approximately $68,000.

In April 2011, we entered into a lease agreement for approximately 18,200 square feet of space in San Francisco, CA for our corporate headquarters. The lease began on May 1, 2011 and expires in June 2017. We can terminate the lease upon nine months’ notice prior to the third anniversary of the lease. The average monthly rent expense for this space in our corporate headquarters is approximately $42,000 and we pledged $200,000 as a security deposit.

Since July 2010, we entered into several month-to-month or short-term lease agreements for the lease of office space, ranging from 250 to 400 square feet, in New York City. In January 2012 we renewed the lease for approximately 250 square feet for a New York City office for a one year term that expires on January 31, 2013.

Facilities rental expense for the three months ended September 30, 2012 and 2011 was $140,736 and $133,773, respectively, and for the six months ended September 30, 2012 and 2011 was $281,355 and $273,397, respectively.

Contingencies

Credit Support Agreement

During the quarter ended September 30, 2012, the Company entered into a Credit Support Agreement with a Certificate investor. The Credit Support Agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the investor for credit losses on Member Loans underlying the investor’s Certificate, that are in excess of a specified, aggregate loss threshold. The Company is contingently obligated to pledge cash, not to exceed $3.0 million, to support this contingent obligation and which number is premised upon investor volume. As of September 30, 2012, approximately $0.9 million was pledged and restricted to support this contingent obligation.

As of September 30, 2012, the credit losses pertaining to the investor’s Certificate have not exceeded the specified threshold, nor are future credit losses expected to exceed the specified threshold, and thus no expense or liability has been recorded. The Company currently does not anticipate recording losses resulting from its contingent obligation under this Credit Support Agreement. If losses related to the Credit Support Agreement are later determined to be likely to occur and are estimable, results of operations could be affected in the period in which such losses are recorded.

Legal

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

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Consolidated Operations” as well as in Part II Item 1A “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for our products and services; the intensity of competition; our ability to effectively maintain and improve technology infrastructure; continued significant operating losses and cash flow deficits, and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part II Item 1A found later in this report entitled “Risk Factors,” as well as the “Risk Factors” section of the prospectus for the Notes dated July 31, 2012, and filed with the SEC, as may be amended or supplemented from time to time. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.

Overview

We are an online financial platform that enables qualified borrower members to obtain unsecured consumer loans (which we refer to as “Member Loans”). We were incorporated in Delaware in October 2006, and in May 2007, began operations as an application on Facebook.com. We expanded our operations in August 2007 with the launch of our public website, www.lendingclub.com. Investors have the opportunity to purchase Member Payment Dependent Notes (which we refer to as the “Notes”) issued by us, with each series of Notes corresponding to an individual Member Loan facilitated through our platform. The Notes are unsecured, are dependent for payment on the related Member Loan and offer interest rates and credit characteristics that we believe the investors find attractive.

The Company established a wholly-owned subsidiary, LCA, a registered investment adviser, in October 2010 for the purpose of expanding the pool of investor capital to invest in Notes and similar obligations. The Company established the Trust, a Delaware business trust in February 2011 to acquire and hold Member Loans for the sole benefit of investors that purchase Trust Certificates (Certificates) issued by the Trust and which are related to the underlying Member Loans. The Certificates may only be settled with cash flows from the related Member Loans held by the Trust consistent with the member payment dependent design of the Certificates; Certificate holders do not have recourse to the general credit or other assets of the Trust, Company or other investors.

In February and March 2011 respectively, LCA became the general partner in two investment funds offered through private placements that were formed to enable accredited investors to invest in Certificates. In May 2012, one of the investment funds reorganized into two separate funds to facilitate the continued addition of qualifying and accredited investors. As of September 30, 2012, the investment funds had approximately $211 million in total assets, of which approximately $203 million consisted of investments in Certificates and the remainder in uninvested cash. LCA earns a management fee paid by the limited partners of the funds, which is based on the month-end capital account balances of the limited partner investors in each fund.

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

As of September 30, 2012, the platform had facilitated 77,191 Member Loans totaling approximately $914 million since our launch in May 2007. Our agreement with WebBank has enabled us to make our platform available to borrower members on a uniform basis nationwide, except that as of September 30, 2012, we do not currently offer Member Loans in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska, North Dakota and Tennessee. We pay WebBank a monthly service fee based on the amount of loan proceeds disbursed by WebBank in each month, subject to a minimum monthly fee.

We have incurred net losses since our inception. Our net losses were $881,587 and $3,346,357 for the three months ended September 30, 2012 and 2011, respectively, and $3,407,395 and $6,453,035 for the six months ended September 30, 2012 and 2011, respectively. We earn revenues from fees, primarily loan origination fees charged to borrower members, investor servicing fees and, beginning in 2011, management fees charged to certain investors that purchase Certificates. Over time, we expect that the number of borrower and investor members and the volume of Member Loans facilitated through our platform will increase, and that we will generate increased revenue from borrower origination fees, investor service fees and management fees.

To date, we have funded our cash flow deficits from operations primarily with proceeds from our preferred stock issuances and funds drawn from our credit facilities, which are described under “Liquidity and Capital Resources.” From inception of the Company through September 30, 2012, we have raised approximately $102.5 million (net) through preferred equity financings. In June 2012 we issued and sold via private placement a total of 2,500,000 shares of Series E convertible preferred stock at $7.00 per share for aggregate cash consideration of $17,500,000, less total transaction expenses of $153,733 that were recorded as a reduction to gross proceeds. The remaining balances due under the loans payable and credit facilities were paid in full in July 2012.

For the quarter ended September 30, 2012, we were cash-flow positive. We expect to continue to operate on a cash-flow positive basis through the end of calendar year 2013 and we believe that we will continue operating at or near breakeven between now and the end of our current fiscal year. If our assumptions regarding continued growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to continue operating on a cash-flow positive basis, and our current liquidity resources may be consumed. To date we have funded our cash requirements with proceeds from the sale of our equity securities.

We aim to operate an efficient platform so we may offer interest rates to borrower members that are lower than the rates they could obtain for unsecured credit through credit cards or traditional banks, and offer interest rates to investors that they find attractive. Our platform operates online only. Our registration, processing and payment systems are automated and electronic. We encourage the use of electronic payments as the preferred means to disburse member loan proceeds, receive payments on outstanding Member Loans, receive funds from investor members, and to disburse payments to applicable investors. We have no physical branches for loan application or deposit-taking activities. Our member service center is located in our corporate headquarters in San Francisco, California.

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

At September 30, 2012, we estimated the fair values of Member Loans at fair value and their related Notes and Certificates using a discounted cash flow valuation methodology. The estimated fair values of Member Loans are computed by projecting the future contractual cash flows to be received on the loans, adjusting those cash flows for our expectations of prepayments (if significant), defaults and losses over the life of the loans, and expected net recoveries, if any. We then discount those projected net cash flows to a present value, which is the estimated fair value. Our expectation of future defaults and losses on loans is based on analyses of actual defaults and losses that occurred on the various credit grades of Member Loans over the past several years. Expected net recoveries reflect actual historical recovery experience for the various types of defaulted loans and the contractual arrangements with collection agencies. The discount rates for the projected net cash flows of the Member Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Member Loans.

Our obligation to pay principal and interest on any Note and Certificate is equal to the pro-rata portion of the payments, if any, received on the related Member Loan at fair value, net of any applicable servicing fee. The gross effective interest rate associated with a Note or a Certificate is the same as the interest rate earned on the related Member Loan at fair value. At September 30, 2012, the discounted cash flow methodology used to estimate the Notes’ and Certificates’ fair values uses the same projected net cash flows as their related Member Loans. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return, including any applicable risk premiums, if significant, that investors in unsecured consumer credit obligations would require when investing in Notes issued by LendingClub or Certificates issued by the Trust, with cash flows dependent on specific credit grades of Member Loans.

For additional discussion on this topic, including the adjustments to the estimated fair values of Loans at fair value and Notes at fair value, as discussed below, see Results of Operations and Note 5 – Member Loans at Fair Value and Notes and Certificates at Fair Value.

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

Prior to December 2011, special payment plans with certain borrowers involved extensions of the original term of the loan by six to 24 months, but in no case extending the total term beyond 60 months, and recasting the borrower’s monthly loan payment schedule. In these situations, the restructuring of the loan terms qualifies as a Troubled Debt Restructuring (“TDR”). We classify TDR’s outstanding as of September 30, 2012 as impaired loans at amortized cost.

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

We have elected fair value accounting for all Member Loans facilitated through the platform on and after October 1, 2011, and we elected fair value accounting for the majority of Member Loans facilitated through the platform prior to October 1, 2011. We expect the remaining balance of Member Loans at amortized cost to decline to zero over the next several years.

Results of Operations

Revenues

Our business model consists primarily of charging fees to both borrower members and investor members for transactions through or related to our platform. During the three months ended September 30, 2012 and 2011, we facilitated $215,378,036 and $68,528,875 of loans, respectively, on our lending platform, an increase of 214%. During the six months ended September 30, 2012 and 2011, we facilitated $352,744,227 and $124,592,575 of loans, respectively, on our lending platform, an increase of 183%.

Upon issuance of a loan, WebBank pays a fee to us for providing the services of arranging the Member Loan. The loan origination fee charged to each borrower member is determined by the credit grade of that borrower member’s loan and as of September 30, 2012, ranged from 1.11% to 5.00% of the aggregate member loan amount. The loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member.

Investor members that purchase Notes pay servicing fees to us on the payments for the related Member Loans and maintaining account portfolios. Beginning in March 2011, we began charging limited partners in private investment funds (Funds) monthly management fees that are based on the month-end balances of their partners’ capital accounts. These management fees, which are charged in lieu of servicing fees on the Certificates purchased by the Funds, are recorded in other revenue.

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

Loan origination fees on Member Loans at fair value are recognized as a component of non-interest revenues at the time of loan origination and were $8,973,158 and $2,940,193 for the three months ended September 30, 2012 and 2011, respectively, an increase of 205%. The increase in these loan fees was primarily due to an increase in origination volumes of Member Loans at fair value during the three months ended September 30, 2012, to $215.4 million versus originations of $68.5 million for the three months ended September 30, 2011, an increase of 214%. The average loan origination fees were 4.17% and 4.24% of the principal amount of Member Loans at fair value originated for the three months ended September 30, 2012 and 2011, respectively. The decrease in the average loan origination fee in the current period was primarily due to changes in the mix of Member Loans between three and five year loans and also between the various credit loans from the prior year.

Loan origination fees on Member Loans at fair value were $14,839,452 and $5,384,137 for the six months ended September 30, 2012 and 2011, respectively, an increase of 176%. The increase in these loan fees was primarily due to an increase in origination volumes of Member Loans at fair value during the six months ended September 30, 2012, to $352.7 million versus originations of $123.5 million for the six months ended September 30, 2011, an increase of 186%. The average loan origination fees were 4.21% and 4.36% of the principal amount of Member Loans at fair value originated for the six months ended September 30, 2012 and 2011, respectively. The decrease in the average loan origination fee in the current period was primarily due to changes in the mix of Member Loans between three and five year loans and also between the various credit loans from the prior year.

Loan origination fees on Member Loans at amortized cost are netted against the direct loan origination costs, deferred and the net amount is amortized to interest income over the life of the Member Loans at amortized cost. Because of the election of fair value accounting for all loan originations on and after October 1, 2011, there were no originations of Member Loans at amortized cost or related loan origination fees received during the three or six months ended September 30, 2012. There was an insignificant amount of origination fees received on the approximately $1.1 million of Member Loans at amortized cost originated during the six months ended September 30, 2011.

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

The servicing fees earned from Note holders that relate to cash flows serviced on related Member Loans at fair value were $479,351 and $281,837 for the three months ended September 30, 2012 and 2011, respectively, an increase of 70.0%. The servicing fees earned from Note holders that relate to cash flows serviced on related Member Loans at fair value were $902,180 and $507,759 for the six months ended September 30, 2012 and 2011, respectively, an increase of 77.7%. The increases in the servicing fees earned from Note holders were primarily due to increased balances of Notes outstanding during the three and six months ended September 30, 2012, versus the three and six months ended September 30, 2011. The amount of servicing fees earned depends on the balances of Notes that have explicit servicing fees, versus the balances of Certificates whose holders pay management fees, and the average servicing fee paid by the Note holders.

Management Fees and Assets Under Management

Beginning in March 2011, we began charging Certificate holders a management fee based on their month-end capital account balances in lieu of paying servicing fees. We earned management fees from investors in Certificates totaling $225,068 and $29,811 for the three months ended September 30, 2012 and 2011, respectively, and $372,356 and $41,457 for the six months ended September 30, 2012 and 2011, respectively. The increase in management fees earned during the three and six month periods in 2012 versus the comparable periods in the prior year is due primarily to an increase in total assets under management by LCA, which were approximately $225 million at September 30, 2012 (approximately $211 million in three investment funds and $14 million in certain Separately Managed Accounts or “SMAs”) and approximately $25 million at September 30, 2011.

Net Interest Income

The following table summarizes interest income, interest expense and net interest income for the three and six months ended September 30, 2012 and 2011, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Interest Income
Member Loans at fair value	$18,359,073	$6,277,944	$31,876,146	$11,269,335
Member Loans at amortized cost, net	117,706	155,376	146,030	343,528
Cash and cash equivalents	13,060	4,271	21,860	10,042

Total Interest Income	18,489,839	6,437,591	32,044,036	11,622,905

Interest Expense
Notes and Certificates at fair value	$(18,258,078)	$(6,224,160)	$(31,695,214)	$(11,215,551)
Loans payable	(287)	(69,429)	(11,400)	(171,817)

Total Interest Expense	(18,258,365)	(6,293,589)	(31,706,614)	(11,387,368)

Net Interest Income	$231,474	$144,002	$337,422	$235,537

We had net interest income of $231,474 and $144,002 for the three months ended September 30, 2012 and 2011, respectively, and $337,422 and $235,537 for the six months ended September 30, 2012 and 2011, respectively. Net interest income increased in the three and six months ended September 30, 2012, when compared to the same periods in the prior year primarily due to the reduction in interest expense on high-cost loans payable as such loans were paid down and replaced by non-interest-bearing sources of funds. We expect that net interest income, primarily related to interest income on Member Loans at fair value and interest expense on Notes and Certificates at fair value, will continue to diminish as a percentage of overall net revenues as we grow our platform due to the payment dependent relationship of interest payments on Member Loans at fair value and interest payments on Notes and Certificates at fair value.

Interest Income on Member Loans at Fair Value

We record interest income from Member Loans at fair value. For the three months ended September 30, 2012 and 2011, we recorded interest income from Member Loans at fair value, excluding loan origination fees, of $18,359,073 and $6,227,944, respectively. The increase in interest income in the three months ended September 30, 2012, compared to the prior year is primarily due to the significant increase in the outstanding balances of Member Loans at fair value. The estimated average balance of Member Loans at fair value outstanding during the three months ended September 30, 2012, was $531.9 million as compared to an estimated average balance of $216.3 million in the prior year, an increase of 145.9%.

For the six months ended September 30, 2012 and 2011, we recorded interest income from Member Loans at fair value, excluding loan origination fees, of $31,876,146 and $11,269,335, respectively. The increase in interest income in the six months ended September 30, 2012, compared to the prior year also is primarily due to the significant increase in the outstanding balances of Member Loans at fair value. The estimated average balance of Member Loans at fair value outstanding during the six months ended September 30, 2012, was $473.6 million as compared to an estimated average balance of $196.3 million in the prior year, an increase of 141.3%.

Interest Earned on Member Loans at Amortized Cost

Between April 7, 2008 and October 13, 2008, while we sought to register the offering of the Notes, we financed Member Loan originations with sources of funds other than Notes, which generate interest income on Member Loans at amortized cost. Subsequent to the effectiveness of our registration statement related to our Notes in October 2008, we periodically provided funds to originate some Member Loans at amortized cost. However, as we have increased our investor marketing efforts to increase the issuance of Notes and Certificates to finance loans, the originations and outstanding balances of Member Loans at amortized cost have stopped. As noted earlier, we have elected fair value accounting for all loans originated on and after October 1, 2011. Accordingly, for the three and six months ended September 30, 2012 and 2011, we facilitated through our platform $0 and $1,063,821 of Member Loans at amortized cost, respectively. We expect the remaining balance of Member Loans at amortized cost to decline to zero in the near future.

For the three months ended September 30, 2012 and 2011, we recorded interest income on Member Loans at amortized cost, including the amortization of deferred net loan origination fees and costs, of $117,706 and $155,376, respectively. For the six months ended September 30, 2012 and 2011, we recorded interest income on Member Loans at amortized cost, including the amortization of deferred net loan origination fees and costs, of $146,030 and $343,528, respectively. The decline in interest income on Member

Loans at amortized cost is primarily due to the decline in the estimated average balance of Member Loans at amortized cost. For the three months ended September 30, 2012, the estimated average balance decreased to $0.8 million, versus $4.1 million for the three months ended September 30, 2011. For the six months ended September 30, 2012, the estimated average balance decreased to $1.3 million, versus $4.9 million for the six months ended September 30, 2011.

Interest Earned on Cash and Investments

Interest income from cash and cash equivalents is recognized as it is earned. For the three months ended September 30, 2012, we recognized $13,060 of interest income earned on cash and cash equivalents versus $4,271 of interest income recognized for the three months ended September 30, 2011. For the six months ended September 30, 2012, we recognized $21,860 of interest income earned on cash and cash equivalents versus $10,042 of interest income recognized for the six months ended September 30, 2011. The low absolute amounts of interest earned on cash and cash equivalents reflects the current environment of very low short-term interest rates and the low rates earned on highly liquid deposits with highly-rated financial institutions. The differences in interest income earned in the three and six month periods of the current and prior year are primarily a function of changes in the balances of interest-bearing cash deposits on hand. We do not expect interest income from cash and cash equivalents to be a significant part of our future revenue.

Interest Expense on Notes and Certificates

We record interest expense on the Notes issued by LendingClub and, beginning in March 2011, we began recording interest expense on Certificates issued by the Trust. We recorded total interest expense for Notes and Certificates of $18,258,078 and $6,224,160, respectively, for the three months ended September 30, 2012 and 2011. The increase in interest expense in the three months ended September 30, 2012, compared to the comparable period in the prior year is primarily due to the significant increase in the outstanding balances of Notes and Certificates at fair value. The estimated average balance of Notes and Certificates at fair value outstanding during the three months ended September 30, 2012, was $532.2 million as compared to an estimated average balance of $214.6 million in the prior year, an increase of 148%.

Similarly, the increase in interest expense in the six months ended September 30, 2012, compared to the comparable period in the prior year also is primarily due to the significant increase in the outstanding balances of Notes and Certificates at fair value. The estimated average balance of Notes and Certificates at fair value outstanding during the six months ended September 30, 2012, was $474.0 million as compared to an estimated average balance of $195.2 million in the prior year, an increase of 143%.

Interest Expense on Loans Payable

Interest expense, other than that described above with regard to Notes and Certificates at fair value, consists primarily of cash and non-cash interest expense on loans payable. For the three months ended September 30, 2012 and 2011, we paid cash interest of $287 and $69,429, respectively, for interest due on our loans payable and we also recorded $0 and $23,134 respectively, for non-cash interest expense related to debt discounts due to warrants related to our loans payable. For the six months ended September 30, 2012 and 2011, we paid cash interest of $6,265 and $114,700, respectively, for interest due on our loans payable and we also recorded $5,135 and $57,117 respectively, for non-cash interest expense related to debt discounts due to warrants related to our loans payable.

All remaining balances owed under the loans payable were paid in full at their maturity in July 2012.

Fair Value Adjustments on Member Loans at Fair Value and Notes and Certificates at Fair Value

As discussed earlier, at September 30, 2012, we estimated the fair values of Member Loans and their related Notes and Certificates using a discounted cash flow valuation methodology. The fair valuation methodology considers projected prepayments, if significant, and uses the historical actual defaults, losses and recoveries on our loans over the past several years to project future losses and net cash flows on loans. The evolution and improvement of our credit risk management policies and practices over the past several years has resulted in improving loss (charge-off) rates on loans in recent years. Accordingly, the fair valuation methodology projects lifetime losses on loans based on the historical, improving loss rates.

Fair value adjustment gains/(losses) for Member Loans at fair value were $(7,248,115) and $(4,230,842) for the three months ended September 30, 2012 and 2011, respectively, and $(10,757,541) and $(7,053,662) for the six months ended September 30, 2012 and 2011, respectively. Fair value adjustment gains/(losses) for Notes and Certificates were $7,106,698 and $4,136,376 for the three months ended September 30, 2012 and 2011, respectively, and $10,567,253 and $6,958,939 for the six months ended September 30, 2012 and 2011, respectively.

The fair value adjustments for Member Loans at fair value were largely offset by the fair value adjustments of the Notes and Certificates at fair value due to the member payment dependent design of the Notes and Certificates, and because the principal balances of the Member Loans at fair value were very close to the combined principal balances of the Notes and Certificates. Accordingly, the net fair value adjustment gains/(losses) for Member Loans and Notes and Certificates were $(141,417) and $(94,446) for the three months ended September 30, 2012 and 2011, respectively, and $(190,288) and $(94,723) for the six months ended September 30, 2012 and 2011, respectively.

Provision for Loan Losses

Loan loss provisions arise only for Member Loans at amortized cost. Loan loss provisions (benefits) were $7,229 and $80,240 for the three months ended September 30, 2012 and 2011, respectively and $(41,293) and $155,144 for the six months ended September 30, 2012 and 2011, respectively. The declines in total loan loss provisions for Member Loans at amortized cost in the three and six month periods ended September 30, 2012, compared to the loss provisions in the three and six month periods ended September 30, 2011, was primarily due to lower principal balances of loans outstanding in the current periods versus the comparable periods in the preceding year.

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

Operating Expenses:

The following tables summarize our operating expenses for the three and six month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Sales, Marketing & Customer Service	$6,672,230	$4,289,476	$2,382,754	56%
Engineering	1,381,973	666,736	715,237	107%
General & Administrative	2,725,140	1,794,108	931,032	52%

Total Operating Expenses	$10,779,343	$6,750,320	$4,029,023	60%

	Six Months Ended September 30,
	2012	2011	$ Change	% Change
Sales, Marketing & Customer Service	$12,356,752	$8,147,315	$4,209,437	52%
Engineering	2,374,334	1,186,875	1,187,459	100%
General & Administrative	5,236,843	3,308,334	1,928,509	58%

Total Operating Expenses	$19,967,929	$12,642,524	$7,325,405	58%

Sales, Marketing and Customer Service Expense

Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, customer service, credit and collections personnel, costs of marketing campaigns and costs of borrower acquisitions such as credit scoring and screening. Sales, marketing and customer service expenses for the three months ended September 30, 2012 and 2011, were $6,672,230 and $4,289,476, respectively, an increase of approximately 56%. The increase in spending during the three month period ended September 30, 2012 compared to the same period of the prior year were primarily due to a $1,248,983 increase in personnel related expenses and a $706,870 increase in spending on new and ongoing marketing programs to attract borrowers and increase investment activity on the platform.

Sales, marketing and customer service expenses for the six months ended September 30, 2012 and 2011, were $12,356,752 and $8,147,315, respectively, an increase of approximately 52%. The increase in spending during the six month period ended September 30, 2012 relative to the same period of the prior year was primarily due to a $2,129,306 increase in personnel related expenses and a $1,142,186 increase in spending on new and ongoing marketing programs to attract borrowers and increase investment activity on the platform.

Engineering Expense

Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of engineering personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Engineering expenses for the three months ended September 30, 2012 and 2011, were $1,381,972 and $666,736, respectively, an increase of 107%. The increase for the three month period ended September 30, 2012 versus the same periods in the prior year were primarily due to a $609,111 increase in contract labor and personnel related expenses.

Comparatively, engineering expenses for the six months ended September 30, 2012 and 2011, were $2,374,334 and $1,186,875, respectively, an increase of 100%. The increase for the six month period ended September 30, 2012 versus the same periods in the prior year were primarily due to a $931,623 increase in contract labor and personnel related expenses. We expect these expenses to continue to increase as we grow our business.

General and Administrative Expense

General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expenses for the three months ended September 30, 2012 and 2011, were $2,725,140 and $1,794,108, respectively, an increase of approximately 52%. The increase was primarily due to increases of $732,402 in contract labor and personnel related expenses.

Comparatively, general and administrative expenses for the six months ended September 30, 2012 and 2011, were $5,236,843 and $3,308,334, respectively, an increase of approximately 58%. The increase was primarily due to increases of $1,275,883 in contract labor and personnel related expenses, $299,271 in audit and tax fees, and $181,551 in licenses, permits and fees. We expect that general and administrative expenses will decrease as a percentage of overall operating expenses as we grow our sales efforts in greater proportion than our general and administrative expenses.

Liquidity and Capital Resources

	Six Months Ended September 30,
Cash Flows:	2012	2011	$ Change
Net Loss	$(3,407,395)	$(6,453,035)	$3,045,640
Net Non-Cash (Revenues) Expenses and Changes in Operating Assets and Liabilities	4,583,317	1,279,323	3,303,994

Net Cash Provided by (Used in) Operating Activities	$1,175,922	$(5,173,712)	$6,349,634

Net Cash Used in Investing Activities	$(252,970,145)	$(82,540,421)	$(170,429,724)
Add back origination of Member Loans at fair value	344,423,733	123,537,056	220,886,677
Add back origination of Member Loans at amortized cost	—	1,063,821	(1,063,821)
Subtract repayment of Member Loans at fair value	(92,336,318)	(41,588,088)	(50,748,230)
Subtract repayment of Member Loans at amortized cost	(430,721)	(854,697)	423,976

Net Cash Used in Investing Activities after removing activities related to Member Loans	$(1,313,451)	$(382,329)	$(931,122)

Net Cash Provided by Financing Activities	$272,958,988	$106,584,113	$166,374,875
Subtract origination of Notes and Certificates at fair value	(352,744,227)	(124,210,169)	(228,534,058)
Add back repayment of Notes and Certificates at fair value	97,341,982	42,024,062	55,317,920

Net Cash Provided By Financing Activities after removing activities related to Notes and Certificates at fair value	$17,556,743	$24,398,006	$(6,841,263)

Net cash provided by operating activities was $1,175,922 in the six months ended September 30, 2012, compared to net cash used in operations of $5,173,712 in the six months ended September 30, 2011. Net Non-Cash (Revenues) / Expenses and Changes in Operating Assets and Liabilities of $4,583,317 in the six months ended September 30, 2012 included non-cash expenses of: (i) $41,293 of benefits for loan losses on Member Loans at amortized cost; (ii) $476,024 of stock based compensation expense; (iii) $5,135 of amortization of debt discounts; (iv) $133,074 of depreciation expense; (v) $4,339,844 resulting from increased accrued interest payable and other accrued expenses; and (vi) $2,325,560 resulting from increased payable to member lenders. Similarly, non-cash expenses of $1,279,323 in the six months ended September 30, 2011 included: (i) $155,144 provisions for loan losses on Member Loans at amortized cost; (ii) $268,413 of stock based compensation expense; (iii) $57,117 of amortization of debt discounts; and (iv) $60,574 of depreciation expense.

Net cash used in investing activities for the six months ended September 30, 2012 and 2011 were $252,970,145 and $82,540,421, respectively. However, after removing activity related to the Member Loans, which activity was mostly offset by corresponding activity related to the Notes and Certificates reflected in our cash flow from financing activities, the remaining amounts of cash provided by / (used for) investing activities for the six months ended September 30, 2012 and 2011, were $(1,313,451) and $(382,329), respectively. The net cash used in investing activities in the six months ended September 30, 2012 after removing the recurring activities related to Member Loans was primarily related to the increase in restricted cash and purchases of property and equipment partially offset by the proceeds from the sale of charged-off Member Loans. In the six months ended September 30, 2011, the uses of cash in investing activities were comprised of an increase in restricted cash and purchases of property and equipment.

Net cash provided by financing activities for the six months ended September 30, 2012 and 2011, were $272,958,988 and $106,584,113, respectively. However, after excluding recurring activity related to the Notes and Certificates, which is mostly offset by corresponding activity related to our Member Loans at fair value (reflected in our cash flows from investing activities), the net amounts of cash provided by financing activities for the six months ended September 30, 2012 and 2011, were $17,556,743 and $24,398,006, respectively. Cash provided by financing activities, after excluding activity related to the Notes and Certificates, consisted primarily of the net proceeds from the issuance of (i) Series E Preferred Stock, (ii) Series A and B preferred stock from warrant exercises and (iii) common stock via exercise of employee stock options partially offset by the repayment of loans payable for the six months ended September 30, 2012. For the six months ended September 30, 2011, cash provided by financing activities, after excluding activity related to the Notes and Certificates, consisted primarily of net proceeds from the issuance of our Series D Preferred Stock which was partially offset by funds used for the repayment of loans payable.

At September 30, 2012 and 2011, we had $5,726,453 and $1,022,000, respectively, in restricted cash. The net increase in restricted cash at September 30, 2012 versus September 30, 2011 was primarily due to the pledges of $3.0 million of our funds as security for WebBank, approximately $0.9 million for an investor as part of a credit support agreement, and approximately $1.7 million as security for Wells Fargo Bank that clears our borrowers’ and investors’ cash transactions, partially offset by a reduction of approximately $0.7 million formerly pledged to the bank that coordinated the credit facilities we obtained in prior years. We primarily hold our excess cash in short-term interest-bearing money market funds at highly-rated financial institutions.

Additionally, at September 30, 2012, we have a deposit of $1,015,895 placed with a nationally-recognized payment services provider we use for transactions related to our platform. The deposit is required pursuant to the agreement with the payment services provider, serves as collateral for the protection of the payment services provider and our members, and is restricted as to withdrawal. The deposit is ongoing throughout the term of the contract and the amount of the deposit depends on the volume of payment transactions processed. The deposit with the payment services provider is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement.

As of September 30, 2012, our accumulated deficit was $56.8 million and our total stockholders’ deficit was $51.0 million. Our net loss for the three months ended September 30, 2012 and 2011 was $0.9 million and $3.3 million, respectively, and for the six months ended September 30, 2012 and 2011 was $3.4 million and $6.5 million, respectively. For the quarter ended September 30, 2012, we were cash-flow positive. We expect to continue to operate on a cash-flow positive basis through the end of calendar year 2013 and we believe that we will continue operating at or near breakeven between now and the end of our current fiscal year. If our assumptions regarding continued growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to continue operating on a cash-flow positive basis, and our current liquidity resources may be consumed. To date we have funded our cash requirements with proceeds from the sale of our equity securities.

Assets Under Management

In October 2010, we formed a subsidiary, LC Advisors, LLC, a California limited liability company (“LCA”), which is wholly-owned by LendingClub. LCA commenced operations after January 1, 2011 and has registered with the SEC as an investment advisor. As of September 30, 2012, LCA acts as the general partner to three private investment funds for accredited investors with differing investment strategies (“Funds”). In connection with the Funds, LendingClub formed a Delaware business trust (LC Trust I or the “Trust”) in February 2011 as a bankruptcy remote entity to hold Member Loans purchased from LendingClub.

We started offering the Funds to potential investors in February 2011 through a private placement. As of September 30, 2012, the Funds had approximately $211 million in assets with $25 million in escrow, which was contributed to the Funds on the first business day of October 2012. LCA earns a management fee paid by the limited partners of the Funds, paid monthly in arrears, ranges from 0.60% to 1.25% (annualized) of the month-end balances of partners’ capital accounts. These management fees can be modified or waived for individual limited partners at the discretion of the general partner.

Beginning January 2012, LCA also began offering SMAs to individual investors. Funds in the SMAs are invested in Certificates issued by the Trust. As of September 30, 2012, the SMAs had approximately $14 million in assets. LCA earns management fees paid by certain SMA investors, paid monthly in arrears, based on the month-end balances in the SMA accounts.

Summary of Changes in Assets Under Management

The table below presents a summary of changes in total assets under management for LCA, including both assets of the Funds and SMAs, stated at amortized cost except for appreciation / (depreciation) which includes fair value adjustments for investments, for the six month periods ended September 30, 2012 and 2011.

	Six Months Ended September 30, (dollars in millions)
	2012	2011
Balance - beginning of period	$104.5	$0.8
Net capital contributions	114.3	24.2
Appreciation (depreciation)	6.3	0.2

Balance - end of period	$225.1	$25.2

Income Taxes

We incurred no net income tax provision or benefit related to our pre-tax losses for the three or six month periods ended September 30, 2012 and 2011. Accounting Standards Codification Topic 740, “Income Taxes,” provides for the recognition of deferred tax assets, such as the future benefit of net operating loss deductions against future taxable income, if realization of such tax-related assets is more likely than not. However, given our history of operating losses, it is difficult to accurately forecast when and in what amounts future results will be affected by the realization, if any, of the tax benefits of future deductions for our net operating loss carry forwards. Based upon the weight of available evidence, which includes our historical operating performance, the reported cumulative net losses in all prior years, and the potential limitations and uncertainties in realizing the tax benefits of the prior net operating losses, we have provided a full valuation allowance against our net deferred tax assets. Such valuation allowance against the deferred tax assets fully offsets the current periods’ tax benefits attributable to the pre-tax losses.

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

The Company reviewed its relationship to the funds in which LCA is the general partner but for which neither LC nor LCA contributed capital. The Company concluded that LCA’s contractual relationship to the funds does not meet the requirements for consolidation of the funds into the Company’s consolidated financial statements. As of September 30, 2012, the Company didn’t have any controlling or other interests in any VIEs, other than its interest in the Trust discussed above, to be included in the Company’s consolidated financial statements. Upon the occurrence of future events, such as redemptions by all unaffiliated investors in any funds and modifications to fund organization documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE and whether the Company is required to consolidate such VIE in its consolidated financial statements.

Additional Information about the LendingClub Platform

Historical Information about Our Borrower Members Loans:

In regards to the following historical information, prior performance is no guarantee of future results or outcomes.

For purposes of the following information and tables, we have excluded from the data all previously issued loans that would not meet the current credit policy.

From May 24, 2007 to September 30, 2012, we had facilitated member loans with an average original principal amount of approximately $11,957 and an aggregate original principal amount of $890,122,700. Out of 74,440 facilitated Member Loans, 11,662 Member Loans with an aggregate original principal amount of $118,114,250, or 13.30% had fully paid. Including loans which were fully paid, 68,354 loans representing $813,114,950 of the outstanding principal balance at September 30, 2012 had been through at least one billing cycle.

Of the $813,114,950 of original principal balance at September 30, 2012 that had been through at least one billing cycle, $18,964,689 of outstanding principal balance less interest and fees received, or 2.33%, was either in default or has been charged off. The defaulted or charged off loans were comprised of 2,598 Member Loans, of which 1,880 loans representing $13,128,682 in outstanding principal balance less interest and fees received, were defaults and charge offs due to delinquency, while the remaining 718 loans were loans in which the borrower members filed for a Chapter 7 bankruptcy seeking liquidation. A Member Loan is considered defaulted when at least one payment is more than 120 days late.

Of remaining loans that had been through at least one billing cycle as of September 30, 2012, $535,411,643 of principal remained outstanding of which 97.95% was current, 0.31% was 16 to 30 days late, 1.45% was between 31 and 120 days late and 0.29% was on a performing payment plan. During the three months ended September 30, 2012, of the 42,085 Member Loans which were not delinquent prior to the start of the quarter, 1,293 Member Loans became delinquent for some amount of time during the quarter, excluding those that entered the 0 – 15 day grace period.

The following table presents aggregated information about borrower members and their loans for the period from May 24, 2007 to September 30, 2012, grouped by the loan grade assigned by us:

Loan Grade	Number of Borrowers	Average Interest Rate	Average Annual Percentage Rate	Average Total Funded Commitment
A1	2,374	5.92%	6.84%	$ 8,037
A2	2,774	6.49%	7.82%	8,276
A3	3,089	7.35%	8.89%	8,888
A4	5,192	7.77%	9.61%	10,256
A5	4,493	8.51%	10.26%	10,209
B1	3,506	9.97%	12.65%	10,508
B2	4,039	10.69%	13.35%	10,741
B3	6,455	11.59%	14.27%	11,562
B4	4,908	12.20%	14.85%	11,651
B5	5,031	12.69%	15.35%	11,635
C1	4,490	13.50%	16.66%	11,697
C2	4,152	14.15%	17.32%	12,069
C3	2,520	14.37%	17.46%	11,239
C4	2,248	14.92%	18.06%	10,983
C5	2,101	15.46%	18.58%	11,332
D1	1,934	16.18%	19.68%	11,134
D2	2,458	16.58%	19.70%	12,612
D3	2,108	16.91%	19.90%	14,163
D4	1,795	17.28%	20.23%	14,994
D5	1,558	17.82%	20.65%	15,848
E1	1,277	18.22%	21.02%	16,772
E2	1,109	18.69%	21.40%	17,497
E3	925	19.09%	21.78%	17,907
E4	826	19.69%	22.33%	18,977
E5	717	20.07%	22.70%	19,988
F1	592	20.67%	23.29%	20,866
F2	457	20.92%	23.53%	20,207
F3	332	21.39%	24.00%	20,965
F4	268	21.49%	24.12%	20,715
F5	218	21.97%	24.61%	23,191
G1	184	22.33%	24.95%	22,617
G2	125	22.30%	24.95%	22,487
G3	67	22.41%	25.00%	21,683
G4	74	22.63%	25.30%	21,631
G5	44	22.76%	25.48%	20,722

Total Portfolio	74,440	12.64%	15.20%	$11,958

The following table presents aggregated information for the period from May 24, 2007 to September 30, 2012, self-reported by borrower members at the time of their loan applications, grouped by the loan grade assigned by us. We do not independently verify this information:

Loan Grade	Percentage of Borrowers Stating They Own Their Own Homes	Average Annual Gross Income	Average Debt to Income Ratio (1)
A1	69.63%	$ 67,786	11.60%
A2	62.51%	65,903	12.38%
A3	60.25%	67,694	12.90%
A4	54.70%	66,708	13.39%
A5	54.00%	69,045	13.73%
B1	52.71%	66,636	14.04%
B2	51.67%	65,941	14.43%
B3	50.18%	66,505	15.12%
B4	50.47%	67,189	15.02%
B5	49.77%	66,119	15.01%
C1	48.86%	67,774	15.22%
C2	48.24%	67,838	15.22%
C3	48.37%	66,928	14.77%
C4	48.49%	64,401	15.43%
C5	47.79%	67,230	15.15%
D1	43.17%	64,138	15.26%
D2	48.70%	69,551	15.17%
D3	50.09%	70,750	15.25%
D4	48.75%	71,737	15.28%
D5	51.48%	73,942	15.31%
E1	51.84%	76,192	15.10%
E2	53.38%	78,367	15.47%
E3	52.32%	78,631	15.20%
E4	56.42%	81,228	15.68%
E5	59.55%	91,905	15.39%
F1	57.43%	86,591	15.33%
F2	57.33%	85,782	15.69%
F3	53.61%	89,923	15.87%
F4	55.97%	85,727	15.85%
F5	61.47%	96,870	15.76%
G1	61.96%	92,025	14.60%
G2	60.00%	90,649	16.60%
G3	56.72%	91,829	15.92%
G4	62.16%	114,685	15.00%
G5	63.64%	105,614	15.73%
Total Portfolio	52.31%	$ 68,938	14.56%

[1]	Average debt to income ratio, excluding mortgage debt, calculated by us based on (i) the debt reported by a consumer reporting agency, and (ii) the income reported by the borrower member.

The following table presents aggregated information for the period from May 24, 2007 to September 30, 2012, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

Loan Grade	Average FICO	Average Open Credit Lines	Average Total Credit Lines	Average Revolving Credit Balance	Average Revolving Line Utilization	Average Inquiries in the Last Six Months	Average Delinquencies in the Last Two Years	Average Months Since Last Delinquency
A1	778	10	25	$10,098	20.64%	0	0	42
A2	763	10	24	10,055	25.48%	1	0	40
A3	754	10	23	11,170	30.00%	1	0	39
A4	743	9	23	12,668	37.75%	1	0	40
A5	735	10	23	13,413	41.23%	1	0	40
B1	728	9	22	13,002	45.96%	1	0	39
B2	723	10	22	13,007	47.67%	1	0	39
B3	713	10	22	13,882	53.43%	1	0	38
B4	710	10	22	14,122	53.23%	1	0	38
B5	705	10	22	14,071	56.17%	1	0	37
C1	700	10	22	13,964	58.98%	1	0	36
C2	696	10	22	14,105	60.77%	1	0	37
C3	696	10	22	13,764	57.71%	1	0	37
C4	690	10	22	13,465	61.12%	1	0	35
C5	688	10	22	13,750	61.74%	1	0	35
D1	678	10	21	13,151	67.36%	1	0	34
D2	685	10	22	14,228	65.19%	1	0	35
D3	687	10	22	15,307	65.52%	1	0	35
D4	686	10	22	15,211	66.77%	1	0	37
D5	686	10	23	16,460	67.31%	1	0	35
E1	686	10	23	16,176	67.44%	1	0	36
E2	685	10	24	16,733	68.32%	1	0	35
E3	683	10	24	17,640	69.99%	1	0	33
E4	681	11	24	18,670	70.05%	1	0	35
E5	679	11	25	19,353	71.08%	1	0	35
F1	678	11	25	18,990	69.97%	1	0	34
F2	676	11	25	19,641	73.03%	1	0	34
F3	675	11	26	20,783	72.58%	1	0	32
F4	672	11	26	17,543	72.36%	1	0	31
F5	671	11	25	20,744	73.59%	1	0	33
G1	669	12	26	18,616	72.58%	1	1	31
G2	670	12	26	23,947	78.27%	1	0	33
G3	668	11	25	19,361	84.11%	1	0	31
G4	671	13	29	26,028	78.01%	1	0	35
G5	669	16	32	25,688	76.50%	1	0	34
Total Portfolio	712	10	22	$13,876	52.74%	1	0	37

The following table presents additional aggregated information for the period from May 24, 2007 to September 30, 2012, about delinquencies, default and borrower paid off loans, grouped by the loan grade assigned by us. The default and delinquency information presented in the table includes data only for Member Loans that had been through at least one billing cycle as of September 30, 2012. With respect to late Member Loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late Member Loan amounts as a percentage of member loans that have been through at least one billing cycle. Member Loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of Member Loans that have been outstanding, on average, for approximately twelve months.

Because of our limited operating history, the data in the following table regarding loss experience may not be representative of the loss experience that will develop over time as additional Member Loans are originated through our platform and the Member Loans already originated through our platform have longer payment histories.

Loan Grade	16-30 Days Late ($)	16-30 Days Late (%)	31+ Days Late ($)	31+ Days Late (%)	Charged-Off / Default ($)	Charged-Off / Default of Through At Least One Billing Cycle (%)	Number of Loans excl Issued / Fully Paid	Number of Loans Fully Paid	Fully Paid ($)	Fully Paid (%)	Number of All Issued Loans	Total Origination Amount for All Issued Loans	Charged-Off / Default of All Issued (%)
A1	$0	0.00%	$57,838	0.47%	$74,847	0.43%	1,919	277	$1,742,025	9.13%	2,374	$19,078,800	0.39%
A2	58,104	0.41%	60,230	0.43%	124,723	0.59%	2,120	483	2,751,075	11.98%	2,774	22,958,500	0.54%
A3	20,762	0.13%	118,591	0.76%	173,839	0.68%	2,254	664	4,492,600	16.36%	3,089	27,456,525	0.63%
A4	30,282	0.10%	182,919	0.58%	298,998	0.61%	3,913	922	7,684,350	14.43%	5,192	53,249,525	0.56%
A5	44,415	0.18%	123,875	0.50%	550,165	1.28%	3,291	946	8,750,225	19.08%	4,493	45,868,675	1.20%
B1	42,401	0.20%	173,443	0.80%	490,924	1.45%	2,641	596	5,610,450	15.23%	3,506	36,841,700	1.33%
B2	8,804	0.03%	180,966	0.71%	679,668	1.71%	3,020	655	7,102,325	16.37%	4,039	43,382,775	1.57%
B3	46,520	0.10%	467,034	1.01%	1,126,739	1.68%	4,965	810	9,493,725	12.72%	6,455	74,634,075	1.51%
B4	104,113	0.30%	309,491	0.89%	1,020,686	1.97%	3,696	734	7,775,350	13.60%	4,908	57,184,375	1.78%
B5	59,594	0.17%	338,716	0.95%	1,085,954	2.04%	3,811	766	8,040,600	13.74%	5,031	58,534,225	1.86%
C1	49,919	0.15%	525,509	1.55%	1,096,885	2.31%	3,449	616	6,143,425	11.70%	4,490	52,520,200	2.09%
C2	54,686	0.17%	337,003	1.03%	1,090,376	2.40%	3,207	558	5,844,325	11.66%	4,152	50,111,050	2.18%
C3	68,849	0.42%	311,826	1.92%	976,633	3.75%	1,813	507	5,194,500	18.34%	2,520	28,321,800	3.45%
C4	50,545	0.36%	270,272	1.93%	650,688	2.92%	1,588	459	4,647,525	18.82%	2,248	24,690,900	2.64%
C5	59,934	0.41%	244,551	1.69%	747,956	3.44%	1,566	363	3,489,275	14.66%	2,101	23,809,450	3.14%
D1	49,791	0.40%	136,893	1.10%	642,801	3.35%	1,426	308	3,223,850	14.97%	1,934	21,533,750	2.99%
D2	38,962	0.20%	432,966	2.22%	744,080	2.66%	1,874	361	3,928,925	12.67%	2,458	31,000,450	2.40%
D3	150,278	0.77%	399,890	2.04%	921,417	3.37%	1,643	315	3,713,675	12.44%	2,108	29,854,925	3.09%
D4	48,119	0.27%	401,056	2.23%	801,781	3.27%	1,415	242	2,876,525	10.69%	1,795	26,914,925	2.98%
D5	72,721	0.45%	322,287	2.00%	715,448	3.22%	1,196	234	3,089,450	12.51%	1,558	24,690,975	2.90%
E1	111,420	0.78%	424,838	2.96%	722,687	3.69%	1,008	177	2,525,550	11.79%	1,277	21,418,100	3.37%
E2	71,829	0.52%	216,824	1.58%	623,191	3.50%	895	143	1,880,275	9.69%	1,109	19,404,575	3.21%
E3	80,792	0.70%	155,753	1.36%	531,707	3.52%	740	122	1,837,225	11.09%	925	16,563,600	3.21%
E4	62,616	0.54%	195,757	1.70%	533,006	3.64%	685	95	1,459,975	9.31%	826	15,675,275	3.40%
E5	100,818	0.93%	338,810	3.13%	488,037	3.59%	611	72	1,106,275	7.72%	717	14,331,500	3.41%
F1	25,596	0.29%	266,721	2.98%	459,085	4.15%	474	64	998,475	8.08%	592	12,352,450	3.72%
F2	60,160	0.90%	128,096	1.92%	388,328	4.69%	372	45	665,250	7.20%	457	9,234,425	4.21%
F3	27,927	0.55%	48,261	0.95%	184,244	2.90%	274	33	555,825	7.99%	332	6,960,475	2.65%
F4	—	0.00%	108,708	2.59%	266,335	5.14%	228	26	388,450	7.00%	268	5,551,500	4.80%
F5	—	0.00%	119,433	3.16%	235,349	5.09%	183	20	372,600	7.37%	218	5,055,550	4.66%
G1	—	0.00%	27,340	0.96%	135,800	3.68%	144	22	459,800	11.05%	184	4,161,575	3.26%
G2	31,134	1.38%	95,061	4.23%	174,237	6.42%	114	7	111,200	3.96%	125	2,810,850	6.20%
G3	—	0.00%	97,634	9.11%	101,998	7.27%	58	7	174,050	11.98%	67	1,452,775	7.02%
G4	22,306	2.12%	69,933	6.64%	29,032	1.95%	63	7	169,300	10.58%	74	1,600,700	1.81%
G5	$0	0.00%	$60,902	9.85%	$77,045	9.02%	36	6	$115,800	12.70%	44	$911,750	8.45%

Total	$1,653,395	0.30%	$7,749,429	1.39%	$18,964,689	2.33%	56,692	11,662	$118,414,250	13.30%	74,440	$890,122,700	2.13%

The following table presents aggregated information for the period from May 24, 2007, to September 30, 2012, on the results of our collection efforts for all corresponding Member Loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this analysis, we have excluded 39 loans that we classified as identity fraud. In these cases, we wrote-off the uncollectible loan and repaid holders of any related Notes an amount equal to the unpaid principal balances due on the Notes less any applicable servicing fees.

Loan Grade	Number of Loans In Collection (1)	Total Origination Amount (1)	Aggregate Amount Sent to Collections (1)	Gross Amount Collected on Accounts Sent to Collections (2)	Number of Loans Charged-Off Due to Delinquency (3)	Aggregate Principal Balance of Loans Charged- Off Due to Delinquency (3)	Gross Amount Recovered on Loans Charged-Off (4)
A	773	$5,272,700	$530,511	$201,104	177	$780,250	$34,521
B	1,290	12,437,825	1,626,328	689,546	414	2,673,476	53,289
C	1,410	13,217,475	1,769,044	705,435	502	2,998,392	79,351
D	1,016	10,885,525	1,624,535	725,411	399	2,872,882	73,643
E	514	6,901,175	968,995	419,647	215	1,983,064	25,540
F	208	3,514,875	554,472	219,518	104	1,232,780	19,835
G	80	1,353,750	202,610	83,122	42	438,165	6,077

Total	5,291	$53,583,325	$7,276,495	$3,043,783	1,853	$12,979,009	$292,256

1)	Represents accounts 31 to 120 days past due.
2)	Represents the gross amounts collected on corresponding member loans while such accounts were in collection during the 31-120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status.
3)	Represents accounts that have been delinquent for 120 days at which time the account is charged-off. Any money recovered after 120 days is no longer included as amounts collected on accounts sent to collection. As of this quarter, a total of 1,853 loans have been charged off due to delinquency, of which six were on a payment plan as of September 30, 2012.
4)	Represents the gross amounts we received on charged-off accounts after the accounts were charged-off—i.e., a payment received on an account after 120 days past due.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4.	Controls and Procedures

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

In addition, you should consider the following:

We have incurred net losses in the past and have only recently become cash flow positive. If we are unable to sustain our positive growth and become insolvent or bankrupt, you may lose your investment.

As of September 30, 2012, our accumulated deficit was $56.8 million and our total stockholders’ deficit was $51.0 million. Our net loss for the three months ended September 30, 2012 and 2011 was $0.9 million and $3.3 million, respectively, and for the six months ended September 30, 2012 and 2011 was $3.4 million and $6.5 million, respectively. For the quarter ended September 30, 2012 we were cash-flow positive and we believe that we will continue operating at or near breakeven between now and the end of our current fiscal year. However, if our assumptions regarding our growth and operating plan are incorrect, we may need to slow our investment spending and/or find new funding to continue to operate our business. We currently believe that such funding would be available to us on terms that we would find acceptable. Any delay in securing, or failing to secure, any necessary funding could result in delays and operational slowdowns that could adversely affect the regularity of our processing payments, the cash flows on your investment and ultimately the value of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-151827) that was declared effective by the SEC on October 10, 2008. The offering was a continuous offering. On October 7, 2011, we filed a new Registration Statement registering $1,000,000,000 in principal amount of Notes (Registration Statement No. 333-177230) that was declared effective by the SEC on July 31, 2012. From October 13, 2008 to September 30, 2012, we sold $591,175,170 in total principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. In connection with the offering, we incurred estimated expenses of approximately $5,693,986, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding Member Loan at fair value through the LendingClub platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

We have no publicly traded equity securities. At September 30, 2012, there were 54 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.

On June 1, 2012, we issued and sold 2.5 million shares of Series E Convertible Preferred Stock, par value $0.01 per share, for aggregate gross proceeds of $17.5 million pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. In connection with our private placement of Series E convertible preferred stock, we incurred transaction expenses of $153,733 that were recorded as an offset to the gross proceeds.

From July 2011 through January 2012, we issued and sold 9,007,678 shares of our Series D Convertible Preferred Stock, par value $0.01 per share, for aggregate gross proceeds to LendingClub of approximately $32.0 million. In connection with our private placement of Series D convertible preferred stock, we incurred transaction expenses of approximately $100,521 that were recorded as an offset to gross proceeds.

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

Dated: November 14, 2012

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