Form 10-K
period 2012-12-31
LendingClub Corp
filed 2013-04-01
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2012 to December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 28, 2013, there were 12,057,848 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION AND SUBSIDIARIES

Note: This Transition Report on Form 10-K is being filed for the nine months ended December 31, 2012 as a result of the Company’s decision to change its fiscal year end from March 31st to December 31st. Consequently, annual reports in the future will report on a calendar year basis.

Except as the context requires otherwise, as used herein, “LendingClub,” “we,” “us,” “our,” and “the Company” refer to LendingClub Corporation, LC Advisors, LLC, a wholly owned subsidiary of LendingClub and LC Trust I, a Delaware business trust. “LendingClub” is a registered trademark of LendingClub Corporation in the United States.

Cautionary Note Regarding Forward-Looking Statements

This transition report on Form 10-K (“Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Report regarding LendingClub borrower members, credit scoring, Fair Isaac Corporation (“FICO”) scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to attract potential borrowers to our lending platform;

•	the degree to which potential borrowers apply for, are approved for and actually borrow via a Member Loan;

•	the status of borrower members, the ability of borrower members to repay Member Loans and the plans of borrower members;

•	interest rates and origination fees on Member Loans;

•	our ability to service Member Loans and our ability, or the ability of third party collection agents, to pursue collection of delinquent and defaulted Member Loans;

•	our ability to retain WebBank or another third party banking institution as the lender of loans originated through our platform;

•	expected rates of return provided to investors;

•	our ability to attract additional investors to the platform or to our funds or separately managed accounts;

•	the availability and functionality of the secondary market trading platform;

•	our financial condition and performance, including our ability to remain cash flow positive;

•	our ability to retain and hire competent employees and appropriately staff our operations;

•	our compliance with applicable local, state and federal laws, including the Investment Advisors Act of 1940, the Investment Company Act of 1940 and other laws; and

•	regulatory developments.

We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in forward-looking statements. We have included important factors in the cautionary statements included in this Report, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from forward-looking statements contained in this report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business

ABOUT THE LOAN PLATFORM

Overview

We are an online marketplace that facilitates loans to qualified borrowers and investments from qualified investors. We were incorporated in Delaware in October 2006, and in May 2007, we began operations. We expanded our operations in August 2007 with the launch of our public website, www.lendingclub.com. Pursuant to a Prospectus that describes a public offering of Member Payment Dependent Notes (“Notes”), self-directed investors have the opportunity to purchase, directly on our website, Notes issued by us, with each series of Notes corresponding to an individual Member Loan facilitated through our platform. The Notes are unsecured, are dependent for payment on the related Member Loan and offer interest rates and credit characteristics that the investors find attractive.

In addition to this public offering, we offer private placements to accredited investors and qualified purchasers. Most private placements are managed by the Company’s wholly-owned subsidiary, LC Advisors, LLC (“LCA”), a registered investment adviser that acts as the general partner for certain private funds (the “Funds”) and separately managed accounts (“SMAs”). The Company established LC Trust I (“Trust”), a Delaware business trust in February 2011 to acquire and hold Member Loans for the sole benefit of investors that purchase through Trust Certificates (“Certificates”) issued by the Trust and which are related to the underlying Member Loans. The Funds each purchase a Certificate from the Trust and the Trust uses these proceeds to acquire and hold Member Loans for the sole benefit of the Certificate holder. The Certificates can only be settled with cash flows from the underlying Member Loans and Certificate holder does not have recourse to the general credit or other assets of the Trust, Company, borrower members or other investors.

We aim to use technology and a more efficient funding process to lower costs so we may provide borrower members with rates that are generally lower, on average, than the rates they obtain from unsecured credit provided through credit cards or traditional banks, and offer interest rates to investors that they find attractive. Our customer acquisition process, registration, underwriting, processing and payment systems are highly automated and electronic. We encourage the use of electronic payments as the preferred means to disburse member loan proceeds, receive payments on outstanding Member Loans, receive funds from investor members, and to disburse payments to applicable investors. We have no physical branches for loan application or payment-taking activities.

All Member Loans are unsecured obligations of individual borrower members with fixed interest rates, three-year or five-year maturities, minimum amounts of $1,000 and maximum amounts up to $35,000. The Member Loans are posted on our website pursuant to a program agreement with WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, approved loans are funded and issued by WebBank and sold to us after closing. As a part of operating our lending platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of Member Loans. Also, after acquiring the Member Loans from WebBank, we service the Member Loans on an ongoing basis.

As of December 31, 2012, the platform facilitated 95,902 Member Loans totaling approximately $1.2 billion since the platform’s inception. Our agreement with WebBank enables us to make our platform available to borrower members on a uniform basis nationwide, except that as of December 31, 2012, we do not currently offer Member Loans in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska and North Dakota. We pay WebBank a monthly service fee based on the amount of loans issued by WebBank in each month, subject to a minimum monthly fee.

To date, we have funded our operations primarily with proceeds from our preferred stock issuances and common stock issuances and now with the operations of the Company, which are described under “Liquidity and Capital Resources” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. From inception of the Company through December 31, 2012, we have raised approximately $102.5 million (net) through preferred equity financings. In June 2012, we issued and sold via private placement a total of 2.5 million shares of Series E convertible preferred stock at $7.00 per share for aggregate cash consideration of $17.5 million, less total transaction expenses of approximately $0.2 million that were recorded as a reduction to gross proceeds.

We have incurred net losses since our inception. Our net loss was approximately $4.2 million for the nine months ended December 31, 2012. We earn revenues from fees, primarily loan fees charged to borrower members, investor servicing fees and management fees charged by LCA. We expect that the number of borrower and investor members and the volume of Member Loans facilitated through our platform will continue to increase, and that we will generate increased revenue from these fees.

For the nine months ended December 31, 2012, we were cash-flow positive on an operating basis. We expect that will continue operating at or near breakeven during calendar year 2013. If our assumptions regarding continued growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to continue operating on a cash-flow positive basis, and our current liquidity resources may be consumed.

Online Lending

Online lending is a new approach to consumer finance. We use an online marketplace to connect borrowers and investors. We provide transactional services including screening borrowers for borrowing eligibility and facilitating payments. Online lending entails significantly lower operating costs compared to traditional banking and consumer finance institutions because there are no physical branches and related infrastructure, no deposit-taking activities and an automated loan underwriting process. We believe that the interest rates offered to borrower members through our platform are generally better, on average, than the rates those borrower members would pay on outstanding credit card balances or an unsecured installment loan from a traditional bank, if they were able to obtain such a loan.

We view consumer finance delivered through an online marketplace as an important new market opportunity. Key drivers of online lending include the following:

•	the possibility of lower interest rates for borrowers;

•	the possibility of attractive interest rates for investors;

•	the possibility for all members to help each other by participating in the platform to their mutual benefit; and

•	growing acceptance of the internet as an efficient and convenient forum for consumer transactions.

How the LendingClub Platform Operates

New Member Registration

During registration, members are provided a random online member screen names. New members must agree to the terms and conditions of our website, including agreeing to conduct transactions and receive disclosures and other communications electronically.

New members have the opportunity to register as borrowers or investors. All our borrower members:

•	must be U.S. citizens, permanent residents or be in the United States on valid long term visas;

•	must be at least 18 years old;

•	must have valid email accounts;

•	must have U.S. social security numbers; and

•	must have an account at a U.S. financial institution with a routing transit number.

We verify the identity of borrower members who complete the loan application process by comparing supplied names, social security numbers, addresses and telephone numbers against the names, social security numbers, addresses and telephone numbers in the records of a consumer reporting agency, as well as other anti-fraud and identity verification databases. We also currently require each new member to supply information about the member’s bank account including routing numbers, after which we transfer between 1 and 99 cents from the bank account to verify that the bank account belongs to the member. Members must then sign in to LendingClub and verify their bank accounts based on the amount transferred.

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

Borrower members enter into a credit profile authorization and a loan agreement with WebBank. In the credit profile authorization, the borrower member authorizes WebBank to obtain and use a consumer report on the borrower member. The loan agreement addresses the application process and the role of investors’ commitments to invest in the underlying borrower loan. The agreement explains that if the loan has received funding of 60% or more of the listed loan amount it will automatically issue unless withdrawn by the applicant. For applicants whose credit has been pre-screened, 100% funding is guaranteed on loan amounts of $10,000 or less. If a loan is extended to the borrower member, the borrower member agrees to be bound by the terms of a promissory note, the form of which is attached as an exhibit to the loan agreement. The borrower member authorizes LendingClub to debit the borrower member’s designated account by Automated Clearing House, or ACH, transfer for each payment due under the promissory note. The loan agreement also describes the parties’ rights in regard to arbitration. The borrower member agrees that WebBank may assign its right, title and interest in the loan agreement and the borrower member’s promissory notes to others, including LendingClub.

During investor registration, potential investors will have their identify verified, agree to a tax withholding statement and bank account verification, and must enter into an investor and other agreements with us, which will govern all purchases of Notes and Certificates the investor makes. Investors must also be residents of certain states and meet minimum financial suitability requirements. The investor agreement and additional information about eligible states of residency and financial suitability requirements are available on our website (www.lendingclub.com).

Borrower Loan Requests

Borrower members submit loan requests online through our website. Loan requests must be between $1,000 and $35,000. Loans from $1,000 to $15,975 are usually only issued with three year terms, unless the loan request comes from a partner that allows borrower members to select the amount and term, which selections will be honored. Loans from $16,000 to $35,000 are offered with either three or five year terms, to be selected by the borrower. Each loan request is an application to WebBank, which lends to qualified borrower members and allows our platform to be available to borrower members on a uniform basis throughout the United States, except that we do not currently offer Member Loans in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska and North Dakota. Currently, we allow borrower members to have up to two Member Loans outstanding at any one time, if the borrower member continues to meet our credit criteria. In addition, to apply for a second loan, the borrower member must have already made timely payments on the first Member Loan for at least six months. Borrowers are limited to two concurrent loans with a maximum combined initial loan amount of $50,000.

Borrower members supply a variety of unverified information that is included in the borrower Member Loan listings on our website and in the posting reports and sales reports we file with the SEC. This information may include a borrower Member’s Loan title, description, answers to investor questions and home ownership status. Requested information also includes a borrower member’s income or employment, which may be unverified. If we verify the borrower member’s income, and employment, we will display an icon in the loan listing indicating that we have done so. Investors have no ability to verify borrower member information and we do not verify a borrower’s income or employment solely at the request of an investor. See “Item 1. Business – About the Loan Platform – How the LendingClub Platform Operates – Loan Postings and Borrower Member Information Available on the LendingClub Website.”

Minimum Credit Criteria and Underwriting

In November 2012, we substantially revised our credit model and began grading loans based upon a proprietary algorithm developed internally. This algorithm was based primarily upon the historical loan performance of actual borrowers that meet the requirements of the algorithm, the assumed performance of applicants that would have been approved under the current algorithm but were declined by prior methodologies, and the exclusion of borrowers that were approved under prior methodologies but would have been declined under the new algorithm, in addition to other factors and assumptions.

After we receive a loan request, we evaluate whether the prospective borrower member meets WebBank’s loan criteria. The WebBank credit policy provides the underwriting criteria for all loans listed on our platform, and the credit policy may not be changed without the consent of WebBank. Under the current credit policy, prospective borrower member requirements include the following:

•	minimum FICO score of 660 (as reported by a consumer reporting agency);

•	debt-to-income ratio (excluding mortgage) below 35%; and

•	credit report (as reported by a consumer reporting agency) reflecting:

•	at least two revolving accounts currently open;

•	6 or less inquiries (or recently opened accounts) in the last 6 months; and

•	a minimum credit history of 36 months.

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

From the relaunch of our platform on October 13, 2008 until December 31, 2012, only 10.7% of individuals seeking Member Loans on our site (95,522 out of a total of 891,382) have met the credit criteria required to post their loan requests on our website and received a loan.

During the loan application process, we also automatically screen borrower members using the U.S. Department of the Treasury Office of Foreign Asset Control’s (“OFAC”) lists, as well as our fraud detection systems. See “Item 1. Business – About LendingClub – Business – Technology – Fraud Detection.”

After submission of the application, we inform potential borrowers whether they qualify to post a loan request on our platform. For qualified borrowers, our proprietary algorithm assigns one of 35 loan grades (A1 to G5) which establishes the borrower’s loan interest rate and origination fee. This initial grade can then be adjusted to reflect the application of modifiers, including the amount and term of loan.

Verification of Borrower Information

Approximately 68% of the listed applicants during the twelve months ended December 31, 2012 had their employment or income verified by us by requiring the borrower to submit paystubs, IRS Forms W-2 or other tax records between the initial posting of a loan request and the issuance of a Member Loan.

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

We conduct income or employment verification entirely in our discretion as an additional screening mechanism. We believe that our ability to verify a borrower member’s income may be useful in certain circumstances in screening our platform against exaggerated income and employment representations from borrower members. Investors, however, should not rely on a borrower member’s stated employment or income, except when such income or employment has been verified as indicated on the loan details page, or on our ability to perform income and employment verifications. We cannot assure investors that we will continue performing income and employment verifications. See “Item 1A. Risk Factors – Information supplied by borrower members may be inaccurate or intentionally false.”

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

By setting the initial allocation of the base rate in between these two interest rates, we believe roughly equal value may be provided to both our borrower members and our investors. To make this initial base rate calculation, the Committee calculates the average between the interest rate for unsecured consumer credit published by the Federal Reserve, “commercial banks; credit card plans; all accounts,” in Federal Reserve Statistical Release G.19, and the interest rate for 6-month certificates of deposit, “secondary market; monthly,” published by the Federal Reserve in Federal Reserve Statistical Release H.15.

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

Loan Postings and Borrower Member Information Available on our Website

Once a loan request is complete and we have assigned a loan grade and interest rate to the requested loan, the request is subsequently posted on our website and then becomes available for viewing by investors. Investors are also then able to commit to invest in securities that will be dependent for their payments on that Member Loan. Loan requests appear under screen names, not actual borrowers’ names. Investors are able to view:

•	the loan amount;

•	loan grade (determined using the process described above) and interest rate for the Member Loan;

•	term, three or five year;

•	the borrower member’s self-reported income and employer and whether that income or employment has been verified by us;

•	total funding that has been committed to-date;

•	the number of investors committed to the loan; and

•	the borrower member’s self-reported intended use of funds.

Potential borrowers typically state the use of funds in a short sentence or clause, such as “Consolidate my credit card debt and be rid of it.” We historically have not verified, and do not plan in the future to verify or monitor, a borrower member’s actual use of funds.

Investors are also able to view the following information provided by borrower members, which we typically do not verify:

•	home ownership status;

•	length of employment with current employer; and

•

debt-to-income ratio, as calculated by LendingClub based on (i) the debt, excluding mortgage, reported by a consumer reporting agency including the pending loan request; and (ii) the income reported by the borrower member, which is not verified unless we display an icon in the loan listing indicating otherwise.

We also post the following credit history information from the consumer reporting agency report, and label the information as being provided by a credit bureau:

•	numerical range within which the borrower member’s FICO score falls;

•	borrower member’s earliest credit line;

•	borrower member’s number of open credit lines;

•	borrower member’s total number of credit lines;

•	borrower member’s revolving credit balance;

•	borrower member’s revolving line utilization;

•	number of credit inquiries received by the consumer reporting agency with regard to the borrower member within the last six months;

•	number of reported delinquencies in the past two years and amount;

•	major derogatories and months since last derogatory;

•	public records and months since last public record; and

•	length of time (in months) since the borrower member’s last reported delinquency.

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

Loan requests remain open for at least 14 days, during which time investment commitments that will be dependent on the loans may be made by investors. If a borrower Member’s Loan request does not attract sufficient investment commitments to fund at least 60% of the listed loan amount, the applicant is given the opportunity to accept the lesser amount or withdraw the application. The borrower member may request that their loan request be re-listed on our platform.

How to Invest on the Platform

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

Investors navigate our website as follows. Investors may browse all active loan listings and they may also use search criteria to narrow the list of loan listings they are viewing. The available search criteria include loan grade, borrower member credit score range, number of recent delinquencies and loan funding status, as well as a free-search field. The free-search field returns results based on the word entered as the search. As investors browse the loan listings, they can click on any of the listings to view additional detail. The loan detail page includes general information about the borrower member and the loan request that is viewable by non-members, and more detail (including credit data) viewable only by signed-in investors. Once signed-in, investors may select any of the displayed loan listings and add them to their “order,” which is akin to a shopping basket. Investors may add as many Member Loans as they want to their order, provided that the aggregate amount of their order does not exceed the funds available. Once an investor has finished building an order, the investor may click the “check out” button, review the “order” one more time and then click the confirmation button to commit funds to the order. Funds committed represent commitments to purchase Notes or Certificates that are dependent on the chosen Member Loans for payment. From that point on, the funds committed by the investor are no longer available for use by the investor and may no longer be withdrawn or committed to other loans (unless and until loans included in the order are not issued, in which case the corresponding funds become available to the investor again).

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

Portfolio Tool

In making investment commitments, as of December 31, 2012, approximately 30% of investors used our “Portfolio Tool,” a proprietary tool that creates a listing of Notes that meet all of the investment criteria selected by the investor. Investors may experiment with Portfolio Tool search results on our website without committing to purchase Notes.

The portfolio tool is provided for informational purposes only and should not be considered as investment advice regarding a member’s particular investment situation. Lists may be modified or rejected in whole or in part. Users should always review the list created and modify to suit their particular needs and risk tolerance.

Loan Funding and Treatment of Investor Member Cash Balances

Investors’ funds are held in an account currently maintained by us at Wells Fargo. This account is a pooled account titled in our name “in trust for” LendingClub investors, known as the ITF Account, and is a non-interest bearing demand deposit account. In connection with the ITF account, Wells Fargo is acting in a separate capacity from its role as trustee under the indenture governing the Notes.

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

Funds of an investor may stay in the ITF account indefinitely. Such funds may include:

•	funds in the investor’s sub-account never committed to invest;

•	funds committed to invest for which the underlying Member Loan has not closed; or

•	principal and interest payments received from us related to previously purchased securities.

Upon request by the investor, we will transfer investor funds in the ITF account to the investor’s designated and verified bank account by ACH transfer, provided such funds are not already committed to the future investment commitments.

Purchases of Notes or Certificates and Loan Closings

Once investors have committed to invest in Notes or a Certificate, we facilitate the closing of the corresponding Member Loans and subsequent purchase of the Member Loan. An individual Member Loan generally closes the first business day after: (i) we receive commitments in an aggregate amount equal to the amount of the loan request; (ii) we have received at least commitments equal to 60% or more of the amount of the loan request as of the listing expiration date; or (iii) when the borrower member agrees to take a lesser amount equal to the aggregate amount of commitments received up to the expiration date.

At a Note closing, when we issue a Note to an investor and register the Note on our books and records, we transfer an amount equal to the principal amount of the Note from such investor’s sub-account under the ITF account to a funding account maintained by WebBank. At a Certificate closing, we issue or update the Certificate for the investor’s transaction and transfer an amount equal to the principal amount of the Certificate investment from such investor’s sub-account under the custodial account to a funding account maintained by WebBank. These transfers to WebBank represent payments by the investors, which is equal to 100% of the principal amounts of the Member Loans issued. These proceeds are designated for the purchases of the particular Member Loans selected by the investors. WebBank, as the true creditor for all Member Loans, allows our platform to be available on a uniform basis to borrower members throughout the United States, except that we do not currently offer Member Loans in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska and North Dakota. WebBank uses LendingClub as paying agent for the disbursement of the loan proceeds due to the ACH transfer capability we established with the borrowers in order to service the loans.

At the closing of the borrower Member’s Loan, we execute an electronic promissory note on the borrower member’s behalf for the final loan amount under a power of attorney on behalf of the borrower member. WebBank then sells the loan to us at par, electronically indorses the promissory note to us, and assigns the borrower Member’s Loan agreement to us without recourse to WebBank. To the extent that the purchased loan is to be financed by Certificates issued by the Trust, we resell the loan at par to the Trust.

The promissory note and the loan agreement contain customary agreements and covenants requiring the borrower members to repay their Member Loans and acknowledging our role as servicer for Member Loans.

Investors know only the screen names and do not know the actual names of borrower members. The actual names and addresses of the borrower members are known only to us and WebBank. We maintain custody of the electronically-executed promissory notes in electronic form on our platform.

Borrowers pay an origination fee upon the successful closing of the Member Loan. As requested by WebBank, we deduct and retain the origination fee from the loan amount prior to the disbursement of the net amount to the borrower member. The loan origination fee is determined by the term and credit grade of the loan and ranges from 1.11% to 5.00% of the original principal amount.

Pursuant to the agreement we have with WebBank, we are required to deliver to WebBank and maintain cash collateral to secure our obligations under the agreement. We do not have rights to withdraw restricted funds from this cash collateral account during the term of the agreement. The amount of our funds held by WebBank in the cash collateral account at December 31, 2012 was $3.0 million and these funds are included in Restricted Cash on our consolidated balance sheet at December 31, 2012.

Identity Fraud Reimbursement

We reimburse investors for the unpaid principal balance of a Note or Certificate that is dependent on a Member Loan obtained through identity fraud. We generally recognize the occurrence of identity fraud upon receipt of a police report regarding the identity fraud. This reimbursement for identity fraud only provides an assurance that our borrower identity verification is accurate; in no way is it a guarantee of a borrower’s self-reported information (beyond the borrower’s identity) or a borrower member’s creditworthiness. We expect the incidence of identity fraud on our platform to be low because of our identity verification process. From the time we began issuing Notes in October 2008 through December 31, 2012, we have reimbursed investors in thirty-four cases of confirmed identity fraud.

Post-Closing Loan Servicing and Collection

We begin servicing the Member Loans immediately after we purchase them.

We assess investors a service charge in respect of their Notes. Our service charge is equal to the product of 1.00% and the payments for principal, interest and late fees received by us from borrower members in respect of each corresponding Member Loan (rounded to the next whole cent but to no extent less than $0.01).

LCA charges Certificate investors monthly management fees that are based on the month-end balances of capital accounts, in lieu of a servicing fee.

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

Member Loan payments are transferred to a clearing account in our name where they remain for two business days. Thereafter, we make payments on the Notes and Certificates by transferring the appropriate funds to the ITF and custodial accounts and allocating amounts received on specific Member Loans to the appropriate investor’s sub-account. We retain amounts due to us for servicing Notes and then periodically transfer such funds from the clearing account to another operating account of ours. An investor may transfer uncommitted funds out of the investor’s LendingClub sub-account in the ITF or custodial accounts by ACH or wire to the investor’s designated bank account at any time, subject to normal execution times for such transfers (generally 1-3 days).

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

If a Member Loan becomes 31 days overdue, we identify the loan on our website as “Late (31-120),” and we either refer the Member Loan to an outside collection agent or to our in-house collections department. Currently, we generally use our in-house collections department as a first step when a borrower member misses a Member Loan payment. In the event that our initial in-house attempts to contact a borrower member are unsuccessful, we generally refer the delinquent account to the outside collection agent. Amounts equal to any recoveries we receive from the collection process are payable to Note and Certificate investors on a pro rata basis, subject to our deduction of our service charge, if applicable, and an additional collection fee. The investor is only charged the additional collection fee if we or the collection agency are able to collect a payment.

Investors are able to monitor the status of collections as the status of a Member Loan switches from “Late (15-30 days)” to “Late (31-120 days)” to “current” for example, but cannot participate in or otherwise intervene in the collection process.

The following table summarizes the fees that we charge and how these fees affect investors:

Description of Fee	Fee Amount	When Fee is Charged	Effect on Investors

Service charge on Notes	1.00% of the principal, interest and late fees received by LendingClub from borrower members in respect of each corresponding member loan (in each case excluding any payments due to LendingClub on account of portions of the corresponding member loan, if any, funded by LendingClub itself)	At the time of any payments on the Notes, including Note payments resulting from prepayments or partial payments on corresponding member loans	The service charge will reduce the effective yield on your Notes below their stated interest rate

Management fee, charged to Certificate holders	Up to 1.25% annualized fee, based on month-end capital balance.	Management fee is charged monthly.	The management fee reduces the net return from investments in Certificates.

Member Loan late fee	Assessed in our discretion; if assessed, the late fee is the greater of 5.00% of the unpaid installment amount, or $15.00, or such lesser amount as may be provided by applicable law, and may be charged only once per late payment	In our discretion, when a member loan is past due and payment has not been received after a 15-day grace period	Amounts equal to any late payment fees we receive are paid to holders of the Notes corresponding to the relevant member loan, net of our 1.00% service charge

Member Loan unsuccessful payment fee	$15.00 per unsuccessful payment, or such lesser amount as may be provided by applicable law	May be assessed each time a payment request is denied, due to insufficient funds in the borrower’s account or for any other reason	We retain 100% of this unsuccessful payment fee to cover our costs incurred because of the denial of the payment

Member loan collection fee (accounts prior to October 2012)	Only charged after a member loan becomes 31 days overdue if the collection agency or LendingClub is able to collect an overdue payment; collection fee is up to 35%, excluding litigation	At the time of successful collection after a member loan becomes 31 days overdue	Collection fees charged by us or a third-party collection agency will reduce payments and the effective yield on the related Notes; collection fees will be retained by us or the third-party collection agency as additional servicing compensation

Member Loan collection fee	Pre-charged off Member Loan: up to 20% (for a actions taken after April 2012) Post charge-off Member Loan up to 25% (for a actions taken after October 2012); excluding litigation in both cases	At the time of a successful collection after a member loan becomes at least 31 days over due	Collection fees charged by us or a third-party collection agency will reduce payments and the effective yield on the related Notes; collection fees will be retained by us or the third-party collection agency as additional servicing compensation

Check processing fee	$15.00 per check processed for any payments made by check	At the time a payment by check is processed	We retain 100% of this check processing fee to cover our costs.

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

In all other cases, we will file a proof of claim involving the borrower member. The decision to pursue additional relief beyond the proof of claim in any specific matter involving a LendingClub borrower member will be entirely within our discretion and will depend upon certain factors including:

•	if the borrower member used the proceeds of a LendingClub Member Loan in a way other than that which was described the borrower’s loan application;

•	if the bankruptcy is a Chapter 13 proceeding, whether the proceeding was filed in good faith and if the proposed plan reflects a “best effort” on the borrower member’s behalf; and

•	our view of the costs and benefits to us of any proposed action.

Participation in the Funding of Loans by LendingClub and Its Affiliates

Occasionally, qualified loan requests on our platform are not fully committed to by investors at the time of loan origination. For the nine months ended December 31, 2012, the Company has funded loans in an aggregate amount of approximately $10,000. We are obligated to ensure funding for the lessor of $10,000 or the amount of the loan request for loans originated through direct mail marketing campaigns and thus we will fund these loans as needed. While we are not obligated to fund the loans not originated through direct mail marketing campaigns, we may choose to fund portions of loan requests in the future. If we were to invest in any member loan, it would be on the same terms and conditions as other investors. For the nine months ended December 31, 2012, the Company has funded one loan for $0.01 million.

Our executive officers, directors and 5% stockholders, also have funded portions of loans requests from time to time in the past, and may do so in the future. For the nine months ended December 31, 2012, these affiliates made investments totaling $1.7 million that funded new Member Loan requests and their outstanding principal balance was $3.1 million as of December 31, 2012. For the twelve months ended March 31, 2012, these affiliates made investments totaling $1.3 million that funded new Member Loan requests and their outstanding principal balance was $2.2 million as of March 31, 2012.

Trading Platform

Investors may not transfer their Notes except through the resale trading platform operated by FOLIOfn Investments, Inc. (“FOLIOfn”), an unaffiliated registered broker-dealer. This trading platform is an internet-based trading platform on which LendingClub investors who establish a brokerage relationship with the registered broker-dealer operating the trading platform may offer their Notes for sale. In this section, we refer to our investors who have established such brokerage relationships as “subscribers.” Only transactions involving resales of previously issued Notes can be affected through the trading platform; the trading platform does not handle any aspect of transactions involving the initial offer and sale of Notes by us. The trading platform does not handle transfers or resales of Certificates. Subscribers may post orders to sell their Notes on the trading platform at prices established by the subscriber. Other subscribers will have the opportunity to view these prices, along with historical information from the original loan posting for the Member Loan corresponding to the Note, an updated credit score range of the borrower member and the payment history for the Note.

Currently, the only fees payable by subscribers in respect of the trading platform is the 1% fee charged by the registered broker-dealer to subscribers who sell Notes. All Notes traded through the trading platform will continue to be subject to our ongoing fees, including the ongoing service charge.

We are not a registered national securities exchange, securities information processor, clearing agency or broker-dealer. All securities services relating to the trading platform are provided by FOLIOfn. Neither we nor FOLIOfn will make any recommendations with respect to transactions on the trading platform. There is no assurance that investors will be able to establish a brokerage relationship with the registered broker-dealer. Furthermore, we cannot assure subscribers that they will be able to sell Notes they offer for resale through the trading platform at the offered price or any other price nor can we offer any assurance that the trading platform will continue to be available to subscribers. The trading platform is not available to residents of all states. As of December 31, 2012, it has taken an average of 3.8 days to sell a Note with an offer price at or below par.

Customer Support

We provide customer support to our borrower members and investors. For many of our members, their experience is entirely web-based. We include detailed frequently asked questions on our website. We also post detailed fee information and the full text of our member legal agreements.

We make additional customer support available to members by email and phone. Our customer support team is located at our headquarters in San Francisco, California.

Statistical Information on our Loan Portfolio

In regards to the following historical information, prior performance is no guarantee of future results or outcomes.

From inception to December 31, 2012, we had facilitated Member Loans with an average original principal amount of approximately $12,286 and an aggregate original principal amount of $1.2 billion. Out of 95,902 facilitated Member Loans, 15,853 Member Loans with an aggregate original principal amount of $162 million, or 13.73%, had fully paid. Including loans which were fully paid, 89,836 loans representing $1.1 billion of the original principal balance of loans facilitated through the platform through December 31, 2012 had been through at least one billing cycle.

Of this $1.1 billion of original principal balance at December 31, 2012 that had been through at least one billing cycle, $24.2 million of outstanding principal balance less interest and fees received, or 2.57%, was either in default or had been charged off. The defaulted or charged off loans were comprised of 3,922 Member Loans, of which 2,834 loans representing $19.2 million in outstanding principal balance less interest and fees received, were defaults and charge offs due to delinquency, while the remaining 874 loans were loans in which the borrower members filed for a Chapter 7 bankruptcy seeking liquidation. A Member Loan is considered defaulted when at least one payment is more than 120 days late and it is charged-off no later than when it reaches 150 days late.

Of remaining loans that had been through at least one billing cycle as of December 31, 2012, $711.4 million of principal remained outstanding of which 97.70% was current, 0.36% was 16 to 30 days late, 1.57% was between 31 and 120 days late and 0.37% was on a performing payment plan. During the nine months ended December 31, 2012, of the 53,521 Member Loans which were not delinquent prior to the start of the year, 1,785 Member Loans became delinquent for some amount of time during the nine months, excluding those that entered the 0 to 15 day grace period.

The following table presents aggregated information about loans for the period from inception to December 31, 2012, grouped by the loan grade assigned by us:

Loan Grade	Number of Loans	Average Interest Rate	Total Amount Issued
A1	2,826	5.94%	$24,111,875
A2	3,181	6.51%	27,354,850
A3	3,572	7.38%	33,419,725
A4	6,073	7.79%	64,277,100
A5	5,432	8.57%	57,570,750
B1	4,420	10.01%	46,787,225
B2	5,380	10.80%	59,766,525
B3	8,326	11.69%	96,356,500
B4	6,462	12.40%	76,640,025
B5	6,308	12.93%	73,739,200
C1	5,814	13.65%	69,349,550
C2	5,467	14.35%	66,774,675
C3	3,356	14.61%	39,504,725
C4	3,149	15.18%	36,948,750
C5	2,829	15.79%	33,881,300
D1	2,751	16.47%	31,756,425
D2	3,223	16.86%	40,865,375
D3	2,778	17.13%	39,553,275
D4	2,489	17.50%	37,879,500
D5	2,098	17.99%	33,832,750
E1	1,672	18.39%	28,335,325
E2	1,521	18.82%	26,660,400
E3	1,261	19.20%	22,417,625
E4	1,152	19.80%	21,695,450
E5	973	20.18%	19,140,000
F1	796	20.74%	16,414,400
F2	634	21.02%	12,760,650
F3	481	21.44%	9,879,500
F4	385	21.50%	7,911,950
F5	320	21.91%	7,270,100
G1	262	22.16%	5,708,500
G2	175	22.01%	3,601,850
G3	110	21.77%	2,150,350
G4	123	21.38%	2,353,325
G5	103	21.03%	1,569,250

Total Portfolio	95,902	12.98%	$1,178,238,775

The following table presents aggregated information for the period from inception to December 31, 2012, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

Loan Grade	Average FICO	Average Open Credit Lines	Average Total Credit Lines	Average Revolving Credit Balance	Average Revolving Line Utilization	Average Inquiries in the Last Six Months	Average Delinquencies in the Last Two Years	Average Months Since Last Delinquency
A1	778	10	25	$10,850	20.98%	0	0	41
A2	762	10	24	10,840	26.07%	1	0	40
A3	753	10	23	11,869	30.68%	1	0	39
A4	741	10	23	13,268	38.21%	1	0	39
A5	732	10	23	14,531	42.74%	1	0	39
B1	725	10	23	13,616	46.99%	1	0	38
B2	719	10	23	14,059	49.37%	1	0	39
B3	710	10	22	14,409	54.61%	1	0	37
B4	707	10	23	14,700	54.39%	1	0	38
B5	703	10	22	14,543	57.04%	1	0	37
C1	697	10	22	14,709	59.55%	1	0	36
C2	694	10	22	14,818	61.15%	1	0	36
C3	694	10	23	15,024	58.54%	1	0	35
C4	689	10	23	14,910	60.97%	2	0	35
C5	687	10	22	14,448	61.78%	2	0	34
D1	678	10	22	14,704	67.20%	1	0	34
D2	684	10	22	14,882	65.22%	1	0	35
D3	686	10	22	16,159	65.60%	1	0	35
D4	685	10	23	15,919	66.52%	1	0	36
D5	685	10	24	17,379	67.10%	1	0	35
E1	685	10	24	16,594	67.46%	1	0	35
E2	683	11	24	17,602	67.95%	1	0	34
E3	681	11	24	18,585	69.78%	1	0	33
E4	679	11	25	19,020	69.91%	1	0	34
E5	678	11	25	19,336	70.42%	1	0	33
F1	677	11	26	19,450	69.33%	1	0	32
F2	675	11	25	20,263	72.66%	1	0	33
F3	674	12	26	20,630	72.15%	1	0	31
F4	671	11	27	19,263	72.24%	1	0	30
F5	670	12	27	22,195	74.30%	1	0	32
G1	669	12	27	18,718	71.47%	2	1	30
G2	670	13	27	24,893	75.39%	2	0	30
G3	668	12	26	18,774	77.98%	2	0	28
G4	666	14	30	29,989	73.62%	2	0	31
G5	663	15	32	41,261	70.88%	3	0	27
Total Portfolio	709	10	23	$14,749	54.01%	1	0	36

The following table presents additional aggregated information for the period from inception to December 31, 2012, about borrower current and paid off loans, grouped by the loan grade assigned by us.

Loan Grade	Number of Current loans	Current loan Outstanding Principal ($)	Number of Loans Fully Paid	Fully Paid ($)	Fully Paid (%) of Originated Issued Loans	Number of All Issued Loans	Total Origination Amount for All Issued Loans
A1	2,277	$14,586,875	368	$2,439,375	10.12%	2,826	$24,111,875
A2	2,399	15,945,531	592	3,514,225	12.85%	3,181	27,354,850
A3	2,513	17,742,130	799	5,554,825	16.62%	3,572	33,419,725
A4	4,538	37,093,249	1,137	9,564,775	14.88%	6,073	64,277,100
A5	3,647	27,946,752	1,188	10,975,475	19.06%	5,432	57,570,750
B1	3,221	26,589,646	767	7,478,150	15.98%	4,420	46,787,225
B2	3,686	31,267,600	867	9,303,825	15.57%	5,380	59,766,525
B3	6,474	60,324,637	1,034	11,945,775	12.40%	8,326	96,356,500
B4	4,713	44,984,905	918	9,907,625	12.93%	6,462	76,640,025
B5	4,686	44,325,895	1,002	10,411,475	14.12%	6,308	73,739,200
C1	4,303	43,089,465	840	8,605,550	12.41%	5,814	69,349,550
C2	4,008	41,420,004	771	8,116,700	12.16%	5,467	66,774,675
C3	2,052	19,084,119	660	6,712,125	16.99%	3,356	39,504,725
C4	1,940	18,384,304	628	6,385,175	17.28%	3,149	36,948,750
C5	1,774	17,499,387	516	4,997,375	14.75%	2,829	33,881,300
D1	1,832	17,246,925	446	4,566,425	14.38%	2,751	31,756,425
D2	2,217	24,583,162	508	5,650,975	13.83%	3,223	40,865,375
D3	1,883	24,193,599	464	5,372,675	13.58%	2,778	39,553,275
D4	1,695	23,696,791	392	4,523,900	11.94%	2,489	37,879,500
D5	1,401	20,689,926	365	4,568,150	13.50%	2,098	33,832,750
E1	1,109	17,315,563	269	3,473,675	12.26%	1,672	28,335,325
E2	1,004	16,811,480	249	2,982,450	11.19%	1,521	26,660,400
E3	830	14,169,191	220	2,914,425	13.00%	1,261	22,417,625
E4	771	14,159,262	169	2,319,775	10.69%	1,152	21,695,450
E5	667	12,433,356	145	1,864,325	9.74%	973	19,140,000
F1	541	10,904,053	111	1,456,850	8.88%	796	16,414,400
F2	415	8,143,105	87	1,211,575	9.49%	634	12,760,650
F3	317	6,446,644	66	917,775	9.29%	481	9,879,500
F4	247	5,047,478	56	742,350	9.38%	385	7,911,950
F5	199	4,556,561	49	848,550	11.67%	320	7,270,100
G1	167	3,626,719	46	811,775	14.22%	262	5,708,500
G2	107	2,088,669	23	290,700	8.07%	175	3,601,850
G3	48	962,187	27	401,675	18.68%	110	2,150,350
G4	52	962,483	32	518,025	22.01%	123	2,353,325
G5	28	481,240	42	458,500	29.22%	103	1,569,250

Total	67,761	$688,802,892	15,853	$161,807,000	13.73%	95,902	$1,178,238,775

The following table presents additional aggregated information for the period from inception to December 31, 2012, about delinquencies and default loans, grouped by the loan grade assigned by us. The default and delinquency information presented in the table includes data only for Member Loans that had been through at least one billing cycle as of March 31, 2012. With respect to late Member Loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late Member Loan amounts as a percentage of Member Loans that have been through at least one billing cycle. Member Loans are placed on nonaccrual status and considered as defaulted when they become 120 days late. The data presented in the table below comes from a set of Member Loans that have been outstanding, on average, for approximately twelve months.

The data in the following table regarding loss experience may not be representative of the loss experience that will develop over time as additional Member Loans are facilitated through our platform and the Member Loans already facilitated through our platform have longer payment histories.

Loan Grade	16-30 Days Late ($)	16-30 Days Late (%)	31+ Days Late ($)	31+ Days Late (%)	Charged-Off / Default ($ )	Charged-Off / Default of Through At Least One Billing Cycle (%)	Number of Loans excl Issued / Fully Paid	Number of All Issued Loans	Total Origination Amount for All Issued Loans	Charged-Off / Default of All Issued (%)
A1	$16,794	0.11%	$32,407	0.22%	$120,038	0.55%	2,313	2,826	$24,111,875	0.50%
A2	11,815	0.07%	99,359	0.61%	184,540	0.72%	2,472	3,181	27,354,850	0.67%
A3	34,237	0.19%	115,219	0.63%	270,625	0.88%	2,619	3,572	33,419,725	0.81%
A4	69,407	0.18%	262,950	0.69%	478,709	0.79%	4,714	6,073	64,277,100	0.74%
A5	63,298	0.22%	271,508	0.93%	656,328	1.27%	3,859	5,432	57,570,750	1.14%
B1	64,138	0.23%	262,968	0.94%	694,733	1.59%	3,412	4,420	46,787,225	1.48%
B2	109,706	0.33%	317,067	0.96%	803,591	1.57%	3,923	5,380	59,766,525	1.34%
B3	141,261	0.22%	618,358	0.98%	1,541,773	1.71%	6,830	8,326	96,356,500	1.60%
B4	145,656	0.31%	374,390	0.79%	1,384,176	2.00%	5,041	6,462	76,640,025	1.81%
B5	107,663	0.23%	483,341	1.03%	1,463,149	2.09%	5,036	6,308	73,739,200	1.98%
C1	132,897	0.29%	630,180	1.37%	1,495,264	2.32%	4,654	5,814	69,349,550	2.16%
C2	46,102	0.10%	523,511	1.19%	1,462,070	2.37%	4,356	5,467	66,774,675	2.19%
C3	50,980	0.24%	339,665	1.58%	1,411,655	4.14%	2,359	3,356	39,504,725	3.57%
C4	51,827	0.26%	322,804	1.60%	996,575	3.20%	2,170	3,149	36,948,750	2.70%
C5	108,554	0.56%	287,888	1.48%	1,073,108	3.68%	2,039	2,829	33,881,300	3.17%
D1	119,201	0.63%	254,245	1.34%	920,421	3.25%	2,067	2,751	31,756,425	2.90%
D2	104,332	0.38%	694,044	2.54%	1,262,877	3.25%	2,543	3,223	40,865,375	3.09%
D3	176,039	0.65%	609,567	2.26%	1,336,602	3.55%	2,161	2,778	39,553,275	3.38%
D4	115,091	0.44%	556,005	2.12%	1,181,637	3.33%	1,951	2,489	37,879,500	3.12%
D5	175,995	0.77%	408,025	1.78%	1,090,376	3.46%	1,613	2,098	33,832,750	3.22%
E1	67,774	0.34%	548,364	2.78%	1,129,565	4.22%	1,331	1,672	28,335,325	3.99%
E2	34,658	0.19%	328,963	1.76%	926,172	3.75%	1,175	1,521	26,660,400	3.47%
E3	100,018	0.64%	317,973	2.03%	732,988	3.50%	969	1,261	22,417,625	3.27%
E4	103,956	0.65%	406,126	2.55%	814,880	3.97%	919	1,152	21,695,450	3.76%
E5	55,173	0.39%	434,561	3.10%	689,157	3.81%	783	973	19,140,000	3.60%
F1	24,132	0.20%	358,018	2.90%	750,168	4.86%	638	796	16,414,400	4.57%
F2	57,660	0.62%	229,644	2.46%	589,853	4.94%	506	634	12,760,650	4.62%
F3	63,639	0.85%	309,839	4.15%	375,692	4.02%	384	481	9,879,500	3.80%
F4	22,061	0.37%	147,072	2.47%	499,990	6.65%	310	385	7,911,950	6.32%
F5	69,519	1.30%	218,944	4.08%	383,257	5.56%	255	320	7,270,100	5.27%
G1	36,745	0.89%	92,532	2.24%	204,311	3.74%	206	262	5,708,500	3.58%
G2	63,650	2.32%	127,172	4.63%	302,428	8.65%	147	175	3,601,850	8.40%
G3	1,771	0.12%	108,518	7.50%	209,406	9.92%	81	110	2,150,350	9.74%
G4	22,785	1.66%	77,769	5.68%	183,146	7.98%	89	123	2,353,325	7.78%
G5	—	0.00%	19,869	2.48%	206,148	13.72%	58	103	1,569,250	13.14%

Total	$2,568,536	0.35%	$11,188,863	1.50%	$27,825,408	2.57%	73,983	95,902	$1,178,238,775	2.36%

The following table presents aggregated information for the period from inception to December 31, 2012, on the results of our collection efforts for all corresponding Member Loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this inception-to-date analysis, we have excluded 64 loans that we classified as identity fraud. In these cases, we wrote-off the uncollectible loan and repaid holders of any related Notes an amount equal to the unpaid principal balances due on the Notes less any applicable servicing fees.

Loan Grade	Number of Loans In Collection (1)	Total Origination Amount (1)	Aggregate Amount Sent to Collectons (1)	Gross Amount Collected on Accounts Sent to Collections (2)	Number of Loans Charged-Off Due to Delinquency (3)	Aggregate Principal Balance of Loans Charged- Off Due to Delinquency (3)	Gross Amount Recovered on Loans Charged-Off (4)
A	1,065	$7,552,650	$705,739	$256,952	248	$1,164,271	$44,744
B	1,848	17,737,725	2,158,827	889,811	571	3,608,790	73,006
C	1,999	18,901,050	2,521,379	1,040,569	710	4,269,872	112,118
D	1,574	16,446,575	2,307,509	967,276	622	4,231,629	94,150
E	914	11,061,275	1,561,491	670,198	366	2,912,703	67,367
F	387	6,012,650	907,035	344,561	190	1,930,472	63,468
G	202	2,878,375	488,112	225,686	93	811,256	21,776

Total	7,989	$80,590,300	$10,650,093	$4,395,053	2,800	$18,928,994	$476,628

1)	Represents accounts 31 to 120 days past due.
2)	Represents the gross amounts collected on corresponding Member Loans while such accounts were in collection during the 31 to 120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status.

3)	Represents accounts that have been delinquent for 120 days at which time the account is charged-off. Any money recovered after charge-off is no longer included as amounts collected on accounts sent to collection. Through December 31, 2012, a total of 2,800 loans have been charged off due to delinquency, none of which were on a payment plan as of December 31, 2012.
4)	Represents the gross amounts we received on charged-off accounts after the accounts were charged-off (i.e., a payment received on an account after 120 days past due).

The following graph presents the dollar weighted average interest rate for Member Loans originated from inception to December 31, 2012, by grade.

Actual Loss Rates

Loan performance is reviewed on a monthly basis to determine how loss rate estimates compare to the actual performance of loans. As part of our monthly review, the processes for calculating and assigning loss rates and LendingClub grades are reassessed to ensure continued accuracy. The graph below shows the actual cumulative net charge-offs by LendingClub grades for Member Loans booked from January 1, 2008 through December 31, 2012, as a percentage of originations. Performance is as of December 31, 2012. The loss performance is tracked by vintage, meaning each line represents all loans originated in a given period.

The graphs below show cumulative net charge-offs for Member Loans as a percentage of originations for each LendingClub grade presented by vintage from January 1, 2008 to December 31, 2012. Performance is as of December 31, 2012.

ABOUT LENDINGCLUB

We are the operator of an online financial community that provides a number of benefits to our borrower and investor members. We believe the key features of our experience are the following:

•	Better interest rates than those generally available from traditional banks and credit cards;

•	24-hour online availability to initiate a loan request;

•	Convenient, electronic payment processing; and

•	Amortizing fixed-rate loans, which represent a more responsible way for consumers to borrow than revolving credit facilities.

Business Strengths

We believe that the following business strengths differentiate us from competitors and are key to our success:

•	Focus on high quality borrowers. To satisfy WebBank’s credit criteria, a potential borrower must have certain credit attributes including:

•	minimum FICO score of 660 (as reported by a consumer reporting agency);

•	debt-to-income ratio (excluding mortgage) below 35%; and

•	credit report (as reported by a consumer reporting agency) reflecting:

•	at least two revolving accounts currently open;

•	6 or less inquiries in the last 6 months; and

•	a minimum credit history of 36 months.

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

Corporate History

We were incorporated in Delaware in October 2006 under the name SocBank Corporation. We changed our name to LendingClub Corporation in November 2006. In May 2007, we began operations and in September 2007, we expanded our operations with the launch of our public web site, www.lendingclub.com. We have been operating since December 2007 pursuant to agreements with WebBank who serves as the lender for all loans listed on our platform.

Change in Fiscal Year

On December 19, 2012, our Board of Directors approved a change in our fiscal year-end from March 31 to December 31. The change was effective as of December 31, 2012. We are filing the accompanying consolidated financial statements in connection with a transition report filed with the Securities and Exchange Commission which covers the nine month period beginning April 1, 2012 and ending December 31, 2012 and the historical activities of the periods ended March 31, 2012 and nine month period ended December 31, 2011. Our next fiscal year will cover the period from January 1, 2013 through December 31, 2013.

Marketing

Our marketing efforts are designed to attract visitors to our website, to enroll them as members and to close transactions with them. We employ a combination of paid and unpaid sources to market our platform. We also invest in public relations to build our brand and visibility. We measure website visitor-to-member conversion and test graphics and layout alternatives to improve website conversion. We also seek to customize our website to meet our members’ needs whenever possible. Our marketing expense totaled approximately $10.2 million for the nine months ended December 31, 2012 and $8.2 million for the fiscal year ended March 31, 2012.

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

Technology

Our system hardware for the platform is colocated in a data center hosting facility in Nevada. The facility provides around-the-clock security personnel, video surveillance and biometric access screening and is serviced by onsite electrical generators, fire detection and suppression systems. The facility has multiple Tier 1 interconnects to the Internet. We also maintain a “near” real time disaster recovery data center colocated in a hosting facility in Northern California.

We own all of the hardware deployed in support of our platform. We continuously monitor the performance and availability of our platform.

We have developed our own cash management software to process electronic cash movements, record book entries and calculate cash balances in our members’ funding accounts. We process electronic deposits and payments by originating ACH transactions.

We have a backup and successor servicing agreement with Portfolio Financial Servicing Company (“PFSC”). Pursuant to this agreement, PFSC will prepare and then stand ready to service the Member Loans. Following five business days’ prior written notice from us or from the indenture trustee for the Notes, PFSC will begin servicing the Member Loans. Pursuant to our agreement with PFSC, we have agreed to pay PFSC monthly start-up preparation fees and a one-time preparation fee, and then to pay PFSC a monthly standby fee. Upon PFSC becoming the servicer of the Member Loans, we will pay PFSC a one-time declaration fee, and PFSC will be entitled to retain a servicing fee up to 5% of the amounts it collects as servicer. Our agreement with PFSC was renewed as of September 2011 for a three year term with automatic annual renewals thereafter unless advance notice of non-renewal is provided by either party. If our agreement with PFSC were to be terminated, we would seek to replace PFSC with another backup servicer.

Scalability

We have a scalable infrastructure that utilizes standard techniques such as load-balancing and redundancies. Our application and database tiers are designed to be scaled horizontally by adding new servers as needed. The application tier is accessed through a load-balancer which routes requests to the least busy server. We monitor and record system performance parameters and regularly perform capacity planning to anticipate capacity requirements.

Data Integrity and Security

All data received from end users or from our business counterparties are transported in a secure manner; for example, we only expose data or action pages of our application in SSL mode. We have received a SSL certification from VeriSign. For communication with our banking counterparties, we require a dedicated, fully authenticated connection (“VPN”), in addition to the SSL encryption of the data. Data storage follows specific rules for specific cases. For example, the most sensitive information is stored using one-way encryption, which makes it impossible to read in the clear, and for regular data, a set of access control rules have been created to limit the visibility of the data and to protect the privacy of each user.

We utilize a state of the art network firewall technology for perimeter level threat protection. The philosophy of least privilege is used throughout the infrastructure. In short, each person has access to only what they require to do their job. We follow security best practices for provisioning, hardening servers, logging and monitoring.

Fraud Detection

We consider fraud detection to be of utmost importance to the successful operation of our business. We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud. We employ techniques such as knowledge based authentication, out-of-band authentication and notification, behavioral analytics and digital fingerprinting to prevent identity fraud. We use services from third-party vendors for user identification, credit checks and OFAC compliance. In addition, we use specialized third-party software to augment our fraud detection systems. In addition to our identity fraud detection system, we also have a dedicated team which conducts additional investigations of cases flagged for high fraud risk by verifying the income and employment data reported by borrower members. See “Item 1. Business – About the Platform – How the LendingClub Platform Operates – Verification of Borrower.”

Engineering

We have made substantial investments in software and technology development and we expect to continue or increase the level of this investment as part of our strategy to continually improve the platform. In addition to developing additional platform and website functionality and maintaining an active online deployment, the engineering department also performs technical competitive analysis as well as systematic product usability testing. As of December 31, 2012, we had an engineering team of 20 permanent employees and 27 contractors working on designing and implementing the ongoing releases of our platform. Our engineering expense totaled approximately $4.0 million for the nine months ended December 31, 2012 and $2.7 million for the fiscal year ended March 31, 2012.

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

We may also face future competition from new companies entering our market, which may include large, established companies. These companies may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their consumer lending platforms. These potential competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. These potential competitors may have more extensive potential borrower bases than we do. In addition, these potential competitors may have longer operating histories and greater name recognition than we do. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or a new market entrant, the change in competitive landscape could adversely affect our ability to compete effectively.

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

Although the protection afforded by copyright, trade secret, trademark and patent law, written agreements and common law may provide some advantages, we believe that the following factors help us to maintain a competitive advantage:

•	technological skills of our software and website development personnel;

•	frequent enhancements to our platform; and

•	high levels of member satisfaction.

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

We have developed our own software and do not use software licensed to us by third parties for processing electronic cash movements and calculating cash balances in lender members’ accounts.

Employees

As of December 31, 2012, we had 138 full-time employees. Of these employees:

•	89 were in sales, marketing and customer service, which includes the employees who conduct our collections, credit, operations and member support activities;

•	20 were in engineering;

•	23 were in general and administration; and

•	6 were in LCA.

None of our employees are represented by labor unions. We have not experienced any work stoppages and believe that our relations with our employees are good.

Facilities

In July 2012, we entered into a lease agreement for approximately 16,900 square feet of additional space in our corporate headquarters location in San Francisco, CA, which includes our principal administrative, marketing, technical support and engineering functions. The lease commenced on September 15, 2012 and expires in June 2017. The average monthly rent expense for the additional space in our corporate headquarters is approximately $68,000 and we pledged $58,000 as a security deposit.

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

Since July 2010, we entered into several month-to-month or short-term lease agreements for the lease of office space, ranging from 250 to 400 square feet, in New York City. In December 2012, we renewed the lease for approximately 250 square feet for a New York City office for a one year term that expires on January 31, 2014.

Facilities rental expense for the nine months ended December 31, 2012 was $0.6 million. Facilities rental expense for fiscal year ending March 31, 2012 was $0.5 million.

Legal

The Company may be subject to legal proceedings and regulatory actions in the ordinary course of business. After consultation with legal counsel, the Company does not anticipate that the ultimate liability, if any, arising out of any such matter will have a material effect on its financial condition or results of operations.

Government Regulation

Overview

The consumer loan industry is highly regulated. We, and the Member Loans made through our platform, are subject to extensive and complex rules and regulations, licensing and examination by various federal, state and local government authorities. These authorities impose obligations and restrictions on our activities and the Member Loans made through our platform. In particular, these rules limit the fees that may be assessed on the Member Loans, require extensive disclosure to, and consents from, our participants, prohibit discrimination and impose multiple qualification and licensing obligations on platform activities. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registration, loss of approved status, voiding of the loan contracts, class action lawsuits, administrative enforcement actions and civil and criminal liability. While compliance with such requirements is at times complicated by our novel business model, we believe we are in substantial compliance with these rules and regulations. These rules and regulations are subject to continuous change, however, and a material change could have an adverse effect on our compliance efforts and ability to operate.

Licensing and Consumer Protection Laws

State Licensing Requirements

We hold licenses in a number of states and are otherwise authorized to conduct activities on a uniform basis in all other states and the District of Columbia, with the exceptions of Idaho, Indiana, Iowa, Maine Mississippi, Nebraska and North Dakota. State licensing statutes impose a variety of requirements and restrictions, including:

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

Equal Credit Opportunity Act

The federal Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, or the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants and from making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply both to a lender such as WebBank as well as to a party such as ourselves that regularly participates in a credit decision. Investors may also be subject to the ECOA in their capacity as purchasers of Notes, if they are deemed to regularly participate in credit decisions. In the underwriting of Member Loans on the platform, both WebBank and us seek to comply with ECOA’s provisions prohibiting discouragement and discrimination. As further measures, borrowers are instructed not to provide the type of information that creditors are not permitted to request from applicants under the ECOA and the investor agreement requires investors to comply with the ECOA in their selection of Member Loans they designate for funding. The ECOA also requires creditors to provide consumers with timely notices of adverse action taken on credit applications. WebBank and us provide prospective borrowers who apply for a loan through the platform but are denied credit with a joint adverse action notice in compliance with the ECOA requirements (see also below regarding “Fair Credit Reporting Act”).

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

Privacy and Data Security Laws

The federal Gramm-Leach-Bliley Act (“GLBA”) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. A number of states have similarly enacted privacy and data security laws requiring safeguards to protect the privacy and security of consumers’

personally identifiable information and to require notification to affected customers in the event of a breach. We have a detailed privacy policy, which complies with GLBA and is accessible from every page of our website. We maintain participants’ personal information securely, and we do not sell, rent or share such information with third parties for marketing purposes unless previously agreed to by the participant . In addition, we take a number of measures to safeguard the personal information of our members and protect against unauthorized access.

Servicemembers Civil Relief Act

The federal Servicemembers Civil Relief Act (“SCRA”) allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires we adjust the interest rate of borrowers who qualify for and request relief. If a borrower member with an outstanding Member Loan is called to active military duty and can show that such military service has materially affected the member’s ability to make payments on the loan, we will reduce the interest rate on the loan to 6% for the duration of the borrower member’s active duty. During this period, the investors who have purchased Notes dependent on such Member Loan will not receive the difference between 6% and the loan’s original interest rate. For a borrower member to obtain an interest rate reduction on a Member Loan due to military service, we require the borrower member to send us a written request and a copy of the borrower member’s mobilization orders. We do not take military service into account in assigning loan grades to borrower Member Loan requests and we do not disclose the military status of borrowers to investors.

The Dodd-Frank Wall Street Reform and Consumer Protection Act.

In July 2010 the Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is extensive and significant legislation that, among other things:

•

created a liquidation framework under which the Federal Deposit Insurance Corporation (“FDIC”) may be appointed as receiver following a “systemic risk determination” by the Secretary of Treasury (in consultation with the President) for the resolution of certain nonbank financial companies and other entities, defined as “covered financial companies,” and commonly referred to as “systemically important entities,” in the event such a company is in default or in danger of default and the resolution of such a company under other applicable law would have serious adverse effects on financial stability in the United States, and also for the resolution of certain of their subsidiaries;

•	created a new framework for the regulation of over-the-counter derivatives activities;

•	strengthened the regulatory oversight of securities and capital markets activities by the SEC;

•	created the Consumer Financial Protection Bureau (“CFPB”), a new agency responsible for administering and enforcing the laws and regulations for consumer financial products and services; and

•

increased the regulation of the securitization markets through, among other things, a mandated risk retention requirement for securitizers and a direction to the SEC to regulate credit rating agencies and adopt regulations governing these organizations and their activities.

The various requirements of the Dodd-Frank Act, including the many implementing regulations which have yet to be released, may substantially impact our facilitation, servicing or securitization activities. With respect to the new liquidation framework for systemically important entities, no assurances can be given that such framework would not apply to us. Guidance from the FDIC indicates that such new framework will largely be exercised in a manner consistent with the existing bankruptcy laws, which is the insolvency regime which would otherwise apply to us. The SEC has proposed significant changes to the rules applicable to issuers and sponsors of asset-backed securities under the Securities Act and the Securities Exchange Act of 1934, as amended, or the Exchange Act. With the proposed changes we could potentially see an adverse impact in our access to the asset-backed securities capital markets and lessened effectiveness of our financing programs.

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

In addition, see “Risk Factors – Financial regulatory reform could result in restrictions, oversight and costs that have an adverse effect on our business” regarding the risks of government financial regulatory reform plans.

Foreign Laws and Regulations

We do not permit non-U.S. based individuals to register as member borrowers on the platform and the lending platform does not operate outside the United States. It is, therefore, not subject to foreign laws or regulations for borrower applicants.

ABOUT THE FUNDS AND TRUST

Business Description

In October 2010, we formed LCA, which is wholly-owned by LendingClub. LCA is registered with the SEC as an investment advisor. LCA commenced operations after January 1, 2011 and, as of December 31, 2012, was the general partner to three private investment funds for accredited investors and qualified purchasers with differing investment strategies. In connection with the funds, we formed the Trust, a Delaware business trust, to act as a bankruptcy remote vehicle for holding portions of Member Loans related to Certificates purchased by the funds and separately managed accounts (“SMAs”) separate and apart from the Member Loans and other assets of ours. An independent third party acts as trustee of the Trust. We and the Trust have entered into a purchase agreement in which the Trust purchases Member Loans from us and servicing agreement whereby we service the loans acquired by the Trust in a manner identical to other loans; the Trust earns a fee equal to 40 basis points, which is paid by LCA, the general partner of the funds.

LCA earns a management fee paid by the limited partners of the funds, which is based on the month-end capital account balances of each of the limited partners of each fund.

Beginning January 2012, LCA also began offering SMAs to individual investors. Funds in the SMA are invested in Certificates issued by the Trust. As of December 31, 2012, the SMAs had approximately $166 million in assets. LCA earns management fees paid by SMA investors, monthly in arrears, based on the month-end balances in the SMA accounts.

Fund Growth

We believe that the principal driver of the funds’ ability to increase assets is the investment performance track record of the Member Loans facilitated through our platform. We have a historical ability to generate consistent, positive returns for our investors who purchased Notes from our platform. We also believe that our performance history is a key point of competitive differentiation for us.

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

As of December 31, 2012, the funds had approximately $261.3 million in total assets under management by LCA with $28.3 million in escrow, which was contributed to the funds on January 1, 2013.

As of December 31, 2012, the SMAs had approximately $166 million in assets. LCA earns management fees paid by SMA investors, monthly in arrears, based on the month-end balances in the SMA accounts.

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

We will make payments pro rata on a series of Notes, net of our service charge, only if we receive the borrower member’s payments on the corresponding Member Loan and such payments clear and therefore become available for distribution to investors. We will not pay to investors any unsuccessful payment fees, check processing fees, collection fees we or our third-party collection agency charge. If we do not receive payments on the corresponding Member Loan related to your Note, you will not be entitled to any payments under the terms of the Notes, and you will not receive any payments. The failure of a borrower member to repay a loan is not an event of default under the terms of the Notes.

The Notes are special, limited obligations of ours only, and the Notes are not secured by any collateral or guaranteed or insured by any third party.

The Notes will not represent an obligation of borrower members or any other party except by us, and are special, limited obligations of ours. The Notes are not secured by any collateral and are not guaranteed or insured by any governmental agency or instrumentality or any third party.

Member Loans are unsecured obligations and as such are not backed by any collateral or guaranteed nor are they insured by any third party, and you must rely on us and our designated third-party collection agency to pursue collection against any borrower member.

Member Loans are unsecured obligations of borrower members. They are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. We and our designated third-party collection agency will, therefore, be limited in our ability to collect Member Loans.

Moreover, unsecured Member Loans are obligations of borrower members to us as assignee of the loan’s promissory note from WebBank, or obligations of borrower members to the Trust as assignee of the loan’s promissory note from us. Member Loans are not obligations to holders of Notes. Holders of Notes will have no recourse against borrower members and no ability to pursue borrower members to collect payments under Member Loans. Holders of Notes may look only to us and the Trust, respectively, for payment of the Notes, and our obligation to pay the Notes is limited as described in this document. Furthermore, if a borrower member fails to make any payments on the Member Loan corresponding to a Note, the holder of that Note will not receive any payments on that Note. The holder of that Note will not be able to obtain the identity of the borrower member in order to contact the borrower member about the defaulted Member Loan.

If payments on the corresponding Member Loans become overdue, it is likely you will not receive the full principal and interest payments that you expect due to collection fees and other costs, and you may not recover any of your original purchase price.

If the borrower member fails to make a required payment on a Member Loan within 30 days of the due date, we will pursue reasonable collection efforts in respect of the Member Loan. We may handle collection efforts in respect of a delinquent Member Loan ourselves, or we may refer a delinquent Member Loan to a collection agency on the 31st day of its delinquency. These efforts will be considered reasonable collection efforts. If we refer a loan to a collection agency, we will have no other obligation to attempt to collect on that delinquent loan.

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

We or the collection agency may be unable to recover some or all of the unpaid balance of a non-performing Member Loan. You must rely on the collection efforts from us and the designated collection agency, and you are not permitted to attempt to collect payments on the Member Loans in any manner.

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

The initial maturity date of all five year term loans will not be extended to a later date, so the initial maturity date of a five year term Member Loan will equal its initial maturity date, which is unlike the three year term loans where the initial maturity date may be extended. If a five year term loan was extended beyond five years, a portion of the interest paid would likely not be deductible by us. As a result, if we receive any principal and interest payments from a borrower after the maturity date of a five year term loan, we may retain 100% of these payments and are not obligated to distribute those payments to you.

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

Our loan grading algorithm is based upon historical credit performance of certain populations and as a result the actual performance of a loan may not be consistent within or across loan grades and may result in an unanticipated loss of capital.

Our proprietary pricing algorithm is based primarily upon the historical loan performance of actual borrowers that meet the requirements of the algorithm, the assumed performance of applicants that would have been approved under the current algorithm but were declined by prior methodologies, and the exclusion of borrowers that were approved under prior methodologies but would have been declined under the new algorithm, in addition to other factors and assumptions. Because the algorithm is based upon these assumed performances and the assumptions of management, the actual performance of a graded loan may differ materially versus previously issued, similarly graded loans or other grades that may result in a greater loss of your investment capital than anticipated.

Credit Information that we receive about a borrower member may be inaccurate or may not accurately reflect the borrower member’s creditworthiness, which may cause you to lose part or all of the purchase price you pay for a Note.

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

Borrower members supply a variety of information that is included in the borrower Member Loan listings on our website and in the posting reports and sales reports we file with the SEC. Other than as described below, we do not verify this information, and it may be inaccurate or incomplete. For example, we do not verify a borrower member’s stated tenure, job title, home ownership status or intention for the use of loan proceeds, and the information borrower member’s supply may be inaccurate or intentionally false. . Unless we have specifically indicated otherwise in a loan listing, we do not verify a borrower member’s stated income. For example, we do not verify borrower member paystubs, IRS Forms W-2, federal or state income tax returns, bank and savings account balances, retirement account balances, letters from employers, home ownership or rental records, car ownership records or any records related to past bankruptcy and legal proceedings. In the limited cases in which we have selected borrower members for income or employment verification, for the twelve months ended December 31, 2012, approximately 68.0% of requested borrower members provided us with satisfactory responses to verify their income or employment; approximately 8.3% of requested borrower members withdrew their applications for loans, and approximately 32.1% of requested borrower members either failed to respond to our request in full or provided information that failed to verify their stated information, and we therefore removed those borrower Members’ Loan postings. The identity of borrower members is not revealed to investors, and investors also have no ability to obtain or verify borrower member information either before or after they purchase a Note. Potential investors may only communicate with borrower members through our website postings, and then only on an anonymous basis. While we may monitor website posting for appropriate content, we do not verify any information in the postings nor do we respond to requests from investor or borrower members in any posting and any response to the contrary should not be seen as accurate.

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

You should not assume that a Note is appropriate for you as an investment vehicle just because it corresponds to a loan listed on our platform or is included in a portfolio built based upon your investment criteria through any of the portfolio tool.

While we take precautions to prevent borrower member identity fraud, it is possible that identity fraud may still occur and adversely affect your ability to receive the principal and interest payments that you expect to receive on Notes.

We use identity checks with a third-party provider to verify each borrower member’s identity and credit history. Notwithstanding our efforts, there is a risk that identity fraud may occur without our detecting it, and a loan obtained by identity fraud may simply default.. While we will repurchase Notes in limited identity fraud circumstances involving the corresponding Member Loan, we are not otherwise obligated to repurchase a Note from you for any other reason. From October 2008, when we commenced the issuance of Notes, through December 31, 2012, we had repurchased Notes relating to thirty four corresponding Member Loans in which identity fraud occurred. If we repurchase a Note based on identity fraud involving the corresponding Member Loan, you will only receive an amount equal to the outstanding principal balance of the Note.

We have the exclusive right to investigate claims of identity theft and determine, in our sole discretion, whether verifiable identity theft has occurred. As we are the sole entity with the ability to investigate and determine verifiable identity theft, which triggers our repurchase obligation, a conflict of interest exists as the denial of a claim under our identity theft guarantee would save us from the repurchase obligation. There are, however, three factors that mitigate the risk of this conflict. Without the protection offered by this guarantee, fewer potential lenders will have the confidence to participate on the site, limiting our growth and long term profitability. In addition, our relationship with WebBank includes a requirement – and accompanying audit function – to insure that claims of identity theft are thoroughly investigated and accurately reported. Finally, California statutes include severe penalties owed to the victim of identity theft if it is shown that a claim of identity theft was not adequately investigated or frivolously dismissed.

Our performance data about borrower member performance on our Member Loans is just over five years old. Default and charge-off rates on Member Loans may increase.

Due to our limited operational and loan origination history, we have limited historical performance data regarding borrower member performance on the Member Loans, and we do not yet know what the long-term loan loss experience may be. As of December 31, 2012, for only those loans that meet our current credit policy, our aggregate default and charged-off rate was 2.29% of the principal balance of loans. As of December 31, 2012, for all loans, our default and charged-off rate was 2.57% of the principal balanced of loans. These default and charge-off rates may increase in the future. In addition, as we do not have significant experience in the performance of five-year unsecured consumer loans, the future default rates on these loan types is uncertain and may exceed our current expectations. As actual loan loss experience increases on our platform, we may change how loan interest rates are set, and investors who have purchased Notes prior to any such changes will not benefit from these changes.

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

If you decide to invest through the platform and concentrate your investment in a single Note (or a small number of Notes), your entire return will depend on the performance of a single Member Loan.

Member Loans facilitated through our platform have a wide range of credit grades, and we expect that some borrower members at all credit grades will default on their Member Loans. If you decide to invest through the platform and concentrate your investment in a single Note (or a small number of Notes) your entire return will depend on the performance of that single Member Loan (or that concentrated small number of Notes). For example, if you plan to purchase $100 of Notes, and choose to invest the entire $100 in a single Note instead of in four $25 Notes corresponding to the Member Loans of four different borrowers, you would lose your entire $100 investment if that single borrower defaulted. Failing to diversify your investment increases the risk of losing your entire investment due to a single borrower member’s default, or a small number of borrower member defaults. Diversification, however, will not eliminate the risk that you may lose some, or all, of the expected principal and interest payments on the Notes.

In the unlikely event that we receive payments on the corresponding Member Loans relating to the Notes after the final maturity date, you will not receive payments on the Notes after final maturity.

Each Note will mature on its initial maturity date of either three or five years from its issuance date, unless any principal or interest payments in respect of the corresponding borrower loan remain due and payable to us upon the initial maturity date. For three year loans, if the loan remains due and payable on the initial maturity date, the maturity of the Note will be automatically extended to the five year anniversary of the loan, which will be its final maturity date. In contrast, the maturity date of a five year loan is never extended, so the initial maturity date of a five year Member Loan will equal its final maturity date. If there are any amounts under the corresponding Member Loan still due and owing to us after the final maturity, we will have no further obligation to make payments on the Notes of the series, even if we receive payments on the corresponding Member Loan after the final maturity.

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

The Member Loans on which the Notes are dependent do not restrict borrower members from incurring additional unsecured or secured debt, nor do they impose any financial restrictions on borrower members during the term of the Member Loan, which may increase the likelihood that a borrower member may default on their loan.

All Member Loans are credit obligations of individual borrower members. If a borrower member incurs additional debt after obtaining a Member Loan through our platform, that additional debt may adversely affect the borrower member’s creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of the borrower member. This circumstance could ultimately impair the ability of that borrower member to make payments on the borrower’s Member Loan and your ability to receive the principal and interest payments that you expect to receive on Notes dependent on those loans. . To the extent that the borrower member has or incurs other indebtedness and cannot pay all of its indebtedness, the borrower member may choose to make payments to other creditors, rather than to us.

As to these Member Loans, to the extent borrower members incur other indebtedness that is secured, such as mortgage, home equity or auto loans, the ability of the secured creditors to exercise remedies against the assets of the borrower member may impair the borrower member’s ability to repay the borrower loan on which your Note is dependent for payment, or it may impair our ability to collect on the loan if it goes unpaid. Since the Member Loans are unsecured, borrower members may choose to repay obligations under other indebtedness before repaying Member Loans facilitated through our platform because the borrower members have no collateral at risk. An investor will not be made aware of any additional debt incurred by a borrower member, or whether such debt is secured.

Member Loans do not contain any cross-default or similar provisions. If borrower members default on their debt obligations other than the Member Loans, the ability to collect on Member Loans on which the Notes are dependent may be substantially impaired.

The Member Loans do not contain cross-default provisions. A cross-default provision makes a default under certain debt of a borrower member an automatic default on other debt of that borrower member. The effect of this can be to allow other creditors to move more quickly to claim any assets of the borrower member. Because the Member Loans do not contain cross-default provisions, a Member Loan will not be placed automatically in default upon that borrower member’s default on any of the borrower member’s other debt obligations, unless there are relevant independent grounds for a default on the Member Loan.

In addition, the Member Loans will not be referred to a third-party collection agency for collection because of a borrower member’s default on debt obligations other than the Member Loan. If a borrower member defaults on debt obligations owed to a third party and continues to satisfy payment obligations under the Member Loan, the third party may seize the borrower’s assets or pursue other legal action against the borrower member before the borrower member defaults on the Member Loan. Payments on Notes may be substantially reduced if the borrower member subsequently defaults on the Member Loans and you may be unable to recoup any or all of your expected principal and interest payments on those Notes.

Borrower members may seek the protection of debtor relief under federal bankruptcy or state insolvency laws, which may result in the nonpayment of the Notes.

Borrower members may seek protection under federal bankruptcy law or similar laws. If a borrower member files for bankruptcy (or becomes the subject of an involuntary petition), a stay will go into effect that will automatically put any pending collection actions, on hold and prevent further collection action absent bankruptcy court approval. If we receive notice that a borrower member has filed for protection under the federal bankruptcy laws, or has become the subject of an involuntary bankruptcy petition, we will put the borrower Member’s Loan account into “bankruptcy status.” When we put a Member Loan into bankruptcy status, we terminate automatic monthly Automated Clearing House (“ACH”) debits and do not undertake collection activity without bankruptcy court approval. Whether any payment will ultimately be made or received on a Member Loan after a bankruptcy status is declared, depends on the borrower member’s particular financial situation and the determination of the court. It is possible that the borrower member’s personal liability on the Member Loan will be discharged in bankruptcy. In most cases involving the bankruptcy of a borrower member with an unsecured loan, unsecured creditors, including us and the Trust as holders of the Member Loans, will receive only a fraction of any amount outstanding on their Member Loans, if anything.

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

We permit borrowers who have remained in good standing for a period of at least six months the ability to take out a second loan through our platform. We do not prohibit such borrowers from using the proceeds of a second loan to repay the first loan and there are circumstances in which a borrower will take out a second loan on our platform to repay the first loan. We will benefit from receiving a loan origination fee and servicing fees on each of the two loans, but an investor may not enjoy the benefit of investing in the Notes related to the two loans.

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

Investor funds in an investor account do not earn interest.

Your investor account that enables you to purchase Notes represents an interest in a pooled demand deposit account maintained by us “in trust for” investors (“ITF account”) that does not earn interest. Similarly your investor account that enables you to purchase represents either a discrete or pooled demand deposit account maintained by an independent custodian “as custodian for” investors that does not earn interest. Investor funds committed to purchase Notes represent binding commitments, and such committed funds may not be withdrawn from member investor accounts (unless and until corresponding Member Loans included in the order are not funded, in which case the corresponding funds become available to the investor again). Funds committed to purchase Notes will not earn interest in the ITF account or custodial accounts, respectively, and interest will not begin to accrue on a Note until the corresponding Member Loan has closed and the Note is issued.

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

To be successful, the number of borrower members and its investors and the volume of member loans originated through our platform will need to increase, which will require us to increase our facilities, personnel and infrastructure to accommodate the greater servicing obligations and demands on our platform. Our platform is dependent upon our website to maintain current listings and transactions in the member loans and Notes. We must constantly add new hardware and update our software and website, expand our customer support services and retain an appropriate number of employees to maintain the operations of our platform, as well as to satisfy our servicing obligations on the member loans and make payments on the Notes. If we are unable to increase the capacity of our platform and maintain the necessary infrastructure, you may experience delays in receipt of payments on the Notes and periodic downtime of our systems.

We have incurred net losses in the past and have only recently become operating cash flow positive. If we are unable to sustain our positive growth and become insolvent or bankrupt, you may lose your investment.

As of December 31, 2012, our accumulated deficit was $57.6 million and our total stockholders’ deficit was $50.8 million. Our net loss for the nine month period ended December 31, 2012, was $4.2 million. For the nine month period ended December 31, 2012 we were operating cash-flow positive and we believe that will continue operating at or near breakeven between now and the end of our current fiscal year. However, if our assumptions regarding our growth and operating plan are incorrect, we may need to slow our investment spending and/or find new funding to continue to operate our business. We currently believe that such funding would be available to us on terms that we would find acceptable. Any delay in securing, or failing to secure, any necessary funding could result in delays and operational slowdowns that could adversely affect the regularity of our processing payments, the cash flows on your investment and ultimately the value of your investment.

If we are unable to increase transaction volumes, our business and results of operations will be affected adversely.

To succeed, we must increase transaction volumes on our platform by attracting a large number of borrower members and investors in a cost-effective manner, many of whom have not previously participated in an online financial community. We have experienced a high number of inquiries from potential borrower members who do not meet our criteria for submitting a Member Loan request. We have also experienced, from time to time, Member Loan requests for amounts that exceed the aggregate amount of investor purchase commitments. If there are not sufficient qualified loan requests, investors may be unable to deploy their capital in a timely or efficient manner. If there are not sufficient investor purchase commitments, borrowers may be unable to obtain funding for their loans and become discouraged from using our platform for their borrowing needs.

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

Our principal competitors include major banking institutions, credit unions, credit card issuers and other consumer finance companies, as well as other online lending platforms. Competition could result in reduced volumes, reduced fees or the failure of our online lending platform to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, in the future we may experience new competition from more established internet companies who possess large, existing customer bases, substantial financial resources and established distribution channels. If any of these companies or any major financial institution decided to enter the online lending business, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed.

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

If we were to become subject to a bankruptcy or similar proceeding, the rights of the holders of the Notes could be uncertain, and payments on the Notes may be limited and suspended or stopped. The Notes are unsecured and holders of the Notes do not have a security interest in the corresponding Member Loans or the proceeds of those corresponding Member Loans. The recovery, if any, of a holder on a Note may be substantially delayed and substantially less than the principal and interest due and to become due on the Note. Even funds held by us in accounts “in trust for” the holders of Notes may potentially be at risk.

If we were to become subject to a bankruptcy or similar proceeding, the recovery, if any, of a holder of a Note may be substantially delayed in time and may be substantially less in amount than the principal and interest due and to become due on the Note.

A bankruptcy or similar proceeding of us may cause delays in borrower member payments. Borrower members may delay payments to us on account of Member Loans because of the uncertainties occasioned by a bankruptcy or similar proceeding of ua, even if the borrower members have no legal right to do so, and such delay would reduce, at least for a time, the funds that might otherwise be available to pay the Notes corresponding to those Member Loans.

A bankruptcy or similar proceeding of us may cause delays in payments on Notes. The commencement of the bankruptcy or similar proceeding may, as a matter of law, prevent us from making regular payments on the Notes, even if the funds to make such payments are available. Because a bankruptcy or similar proceeding may take months or years to complete, the suspension of payment may effectively reduce the value of any recovery that a holder of a Note may receive (and no such recovery can be assured) by the time any recovery is available.

Interest accruing upon and following a bankruptcy or similar proceeding of us may not be paid. In bankruptcy or similar proceeding of us, interest accruing on the Notes during the preceding may not be part of the allowed claim of a holder of a Note. If the holder of a Note receives a recovery on the Note (and no such recovery can be assured), any such recovery may be based on, and limited to, the claim of the holder of the Note for principal and for interest accrued up to the date of the bankruptcy or similar proceeding, but not thereafter. Because a bankruptcy or similar proceeding may take months or years to complete, a claim based on principal and on interest only up to the start of the bankruptcy or similar proceeding may be substantially less than a claim based on principal and on interest through the end of the bankruptcy or similar proceeding.

In a bankruptcy or similar proceeding of us there may be uncertainty regarding whether a holder of a Note has any priority right to payment from the corresponding Member Loan. The Notes are unsecured and holders of the Notes do not have a security interest in the corresponding Member Loans or the proceeds of those corresponding Member Loans. Accordingly, the holder of a Note may be required to share the proceeds of the corresponding Member Loan with any other creditor of ours that has rights in those proceeds. If such sharing of proceeds is deemed appropriate, those proceeds that are either held by us in the clearing account at the time of the bankruptcy or similar proceeding of ours, or not yet received by us from borrower members at the time of the commencement of the bankruptcy or similar proceeding, may be at greater risk than those proceeds that are already held by us in the “in trust for,” or ITF, account at the time of the bankruptcy or similar proceeding. To the extent that proceeds of the corresponding Member Loan would be shared with other creditors of ours, any secured or priority rights of such other creditors may cause the proceeds to be distributed to such other creditors before, or ratably with, any distribution made to you on your Note.

In a bankruptcy or similar proceeding of us, there may be uncertainty regarding whether a holder of a Note has any right of payment from assets of ours other than the corresponding Member Loan. In a bankruptcy or similar proceeding of us, it is possible that a Note could be deemed to have a right of payment only from proceeds of the corresponding Member Loan and not from any other assets of us, in which case the holder of the Note may not be entitled to share the proceeds of such other assets of us with other creditors of ours, whether or not, as described above, such other creditors would be entitled to share in the proceeds of the Member loan corresponding to the Note. Alternatively, it is possible that a Note could be deemed to have a right of payment from both the Member loan corresponding to the Note and from some or all other assets of ours, for example, based upon the automatic acceleration of the principal obligations on the Note upon the commencement of a bankruptcy or similar proceeding, in which case the holder of the Note may be entitled to share the proceeds of such other assets of ours with other creditors of us, whether or not, as described above, such other creditors would be entitled to share in the proceeds of the Member Loan corresponding to the Note. To the extent that proceeds of such other assets would be shared with other creditors of ours, any secured or priority rights of such other creditors may cause the proceeds to be distributed to such other creditors before, or ratably with, any distribution made to you on your Note.

In a bankruptcy or similar proceeding of us, there may be uncertainty regarding the rights of a holder of a Note, if any, to payment from funds in the clearing account. If a borrower member has paid us on a Member Loan corresponding to a Note before a bankruptcy or similar proceeding of us is commenced, and those funds are held in the clearing account and have not been used by us to make payments on the Note as of the date the bankruptcy or similar proceeding is commenced, there can be no assurance that we will or will be able to use such funds to make payments on the Note. Other creditors of ours may be deemed to have, or actually have, rights to such funds that are equal to or greater than the rights of the holder of the Note.

In a bankruptcy or similar proceeding of us, there may be uncertainty regarding the rights of a holder of a Note, if any, to access funds in the ITF account. If a borrower has paid us on a Member Loan corresponding to a Note before a bankruptcy or similar proceeding of us is commenced, and those funds have been used by us to make payments on the Note prior to the date the bankruptcy or similar proceeding is commenced, but the payments on the Note continue to be held by us in an ITF account, there can be no assurance that the holder of the Note will have immediate access to the funds constituting the payment or that the funds constituting the payment will ultimately be released to the holder of the Note. While the Trust Agreement states that funds in the ITF account are trust property and are not intended to be property of ours or subject to claims of our creditors generally, there can be no assurance that, if the matter were to be litigated, such litigation would not delay or prevent the holder of a Note from accessing the portion of those funds in which the holder has an interest.

In a bankruptcy or similar proceeding of us, there may be uncertainty regarding the rights of a holder of a Note, if any, to the return of the purchase price of a Note if the corresponding Member Loan has not been funded. If the purchase price of a Note is paid to us and a bankruptcy or similar proceeding of us is commenced, the holder of the Note may not be able to obtain a return of the funds constituting the purchase price, even if the Member Loan corresponding to the Note has not been funded as of the date that the bankruptcy or similar proceeding is commenced and even if the funds are held by us in the ITF account.

In a bankruptcy or similar proceeding of us, the holder of a Note may be delayed or prevented from enforcing our repurchase obligations in cases of confirmed identity fraud. In a bankruptcy or similar proceeding of us, any right of a holder of Note to require us to repurchase the Note as a result of a confirmed identity fraud incident may not be specifically enforced, and such holder’s claim for such repurchase may be treated less favorably than a general unsecured obligation of ours as described and subject to the limitations in this “Risks Related to LendingClub and the LendingClub Platform – If we were to become subject to a bankruptcy or similar proceeding” section.

In a bankruptcy or similar proceeding of us, the implementation of back-up servicing arrangements may be delayed or prevented. In a bankruptcy or similar proceeding of us, our ability to transfer servicing obligations to our back-up servicer may be limited and subject to the approval of the bankruptcy court or other presiding authority. The bankruptcy process may delay or prevent the implementation of back-up servicing, which may impair the collection of Member Loans to the detriment of the Notes.

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

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key personnel, each of whom would be difficult to replace. In particular, our Founder/Chief Executive Officer is critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Mr. Laplanche or other executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.

Our ability to maintain our platform and arrange Member Loans depends, in part, upon our proprietary technology.We may be unable to protect our proprietary technology effectively, however, which would allow competitors to duplicate our products and adversely affect our ability to compete with them. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. In addition, our platform may infringe upon claims of third-party patents, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Furthermore, our technology may become obsolete, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our platform to compete with other person-to-person lending platforms as they develop. If we cannot protect our proprietary technology from intellectual property challenges, or if the platform becomes obsolete, our ability to maintain the platform, arrange Member Loans or perform our servicing obligations on the Member Loans could be adversely affected.

Purchasers of Notes will have no control over us and will not be able to influence our corporate matters.

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

The interest rates that are charged to borrowers and that form the basis of payments to investors on our Notes are based upon the ability of WebBank, the issuer of the loan, to export the interest rates of Utah to provide for uniform rates to all borrowers. Federal law provides WebBank the authority to charge these interest rates. The current rates offered by WebBank though our platform range from approximately 6.78% to 27.99%. Of the forty-four jurisdictions whose residents may obtain loans (including the District of Columbia), only seven states (Arizona, Nevada, New Hampshire, New Mexico, South Carolina, South Dakota and Utah) have no interest rate limitations on consumer loans, while all other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our platform. If a borrower were to successfully bring a claim against us for a state usury law violation and the rate on the loan and Note underlying that borrower was greater than that allowed under applicable state law, the value of your investment may decline as you would not receive the total amount of interest you expected from your investment, and in some cases you may not receive any interest or principal. We may also be subject to fines and penalties. Moreover, such a finding could substantially harm our ability to operate our business in the manner currently contemplated.

Non-compliance with laws and regulations may impair our ability to arrange or service Member Loans.

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

Where applicable, we seek to comply with state small loan, loan broker, servicing and similar statutes. Currently, we do not provide services to borrowers in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska and North Dakota. In all other U.S. jurisdictions with licensing or other requirements we believe may be applicable to make loans, we have obtained any necessary licenses or comply with the relevant requirements. Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate the origination of Member Loans through our platform, perform our servicing obligations or make our platform available to borrower members in particular states, which may impair your ability to receive the payments of principal and interest on the Notes that you expect to receive.

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

The Notes are publicly registered thereby making us subject to certain reporting requirements of the Securities Act of 1934. Accordantly, we face costly compliance burdens, requiring significant legal, accounting and other expenses. Our management and other personnel devote a substantial amount of time to SEC reporting compliance requirements. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for our fiscal year ending December 31, 2012, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404A of the Sarbanes-Oxley Act. Although through such testing we discovered no material weaknesses in internal control over financial reporting at December 31, 2012, subsequent testing by us or our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404A, we may incur substantial accounting expense, expend significant management time on compliance-related issues, and hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404A in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

If our registered investment adviser, LC Advisors, LLC, were found to have violated tine Investment Company Act, our ability to raise sufficient investor purchase commitments to meet borrower demand could be impaired.

Our subsidiary, LC Advisors, LLC, acts as an advisor to certain private funds and accredited investors who make large investor purchase commitments to invest in Trust certificates, representing borrower loans. Our ability to continue to advise these private funds and accredited investors depends on the continuing operation of LC Advisors. We believe we have conducted, and we intend to continue to conduct, the business of LC Advisors in substantial compliance with the Investment Company Act. If, however, we are deemed to have breached any of our obligations under the Investment Company Act, the activities of LC Advisors could be restricted, suspended or event terminated. If this were to occur, our ability to raise investor purchase commitments through these vehicles could be severely curtailed, and we may not be able to sufficiently meet demand for borrower loans. This could harm our business and make it difficult for both borrowers and investors to meet demand.

We have not reviewed our compliance with foreign laws regarding the participation of non-U.S. residents on our platform.

From time to time, non-U.S. residents purchase Notes directly on our platform. As of December 31, 2012, the percentage of Notes held (based upon dollar amounts) by such persons against all Notes issued since inception was approximately 3.0%. As we have not reviewed, the compliance of these sales with applicable foreign law, these sales of Notes could result in fines and penalties payable by us.

Recent Legislative and Regulatory Initiatives Have Imposed Restrictions and Requirements on Financial Institutions That Could Have an Adverse Effect on Our Business.

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

Partly in response to the recent financial crisis, the President signed into law the Dodd-Frank Act. Few provisions of the Dodd-Frank Act were effective immediately, with various provisions becoming effective in stages. Many of the rules required to be implemented by governmental agencies still have not been promulgated or implemented. These rules have or expect to increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. We cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such legislation or regulation may, among other effects, significantly increase our costs, limit our product offerings and operating flexibility, require significant adjustments in our internal business processes, and possibly require us to maintain our regulatory capital at levels above historical practices.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The information set forth in Item 1 under the caption “Item 1. Business – About LendingClub – Facilities” is incorporated herein by reference.

Item 3. Legal Proceedings

The information set forth in Item 1 under the caption “Item 1. Business – About LendingClub – Legal Proceedings” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

On October 13, 2008, we commenced a public offering of up to $600 million in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-151827) that was declared effective by the SEC on October 10, 2008. The offering was a continuous offering. On October 7, 2011, we filed a new Registration Statement registering $1,000,000,000 in principal amount of Notes (Registration Statement No. 333-177230) that was declared effective by the SEC on July 31, 2012. From October 13, 2008 to December 31, 2012, we sold $681.1 million in total principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. In connection with the offering, we incurred estimated expenses of approximately $6.0 million, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding Member Loan at fair value through our platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

We have no publicly traded equity securities. At December 31, 2012, there were 62 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.

On June 1, 2012, we issued and sold 2.5 million shares of Series E Convertible Preferred Stock, par value $0.01 per share, for aggregate gross proceeds of $17.5 million pursuant to Section 4(2) of the Securities Act of 1933. In connection with our private placement of Series E convertible preferred stock, we incurred transaction expenses of $153,733 that were recorded as an offset to the gross proceeds.

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

Item 6. Selected Financial Data

The following tables summarize certain selected financial data and should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Items 8 and 7, respectively, of this Filing. The financial data for the nine month ended December 31, 2012 and the fiscal year ended March 2012 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The financial data for the years ended March 31, 2011, 2010 and 2009 are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	Nine Months Ended December 31,	Year Ended March 31,
	2012	2012	2011	2010	2009
		(in thousands, except share and per share data)
Statement of Operations Data:
Origination fees	$26,013	$13,701	$5,940	$2,074	$221
Servicing fees and other revenue	2,914	1,835	923	105	54
Interest income	56,861	32,660	12,744	4,343	1,221
Interest expense	(56,642)	(32,030)	(12,715)	(4,261)	(1,625)
(Provision) Credit for loan losses on Member Loans at amortized cost	42	(368)	(431)	(1,423)	(946)
Fair valuation adjustments, net	(595)	(1)	(15)	(1)	—

Total Net Revenue	28,593	15,797	6,446	837	(1,075)

Total Operating Expenses	(32,831)	(27,741)	(17,746)	(11,092)	(10,994)

Loss before provision for income taxes	(4,238)	(11,944)	(11,300)	(10,255)	(12,069)

Provision for income taxes		—	—	—	—

Net loss	(4,238)	(11,944)	(11,300)	(10,255)	(12,069)
Amortization of beneficial conversion feature on convertible preferred stock	—	—	—	—	156

Net loss attributable to common stockholders	$(4,238)	$(11,944)	$(11,300)	$(10,255)	$(11,913)

Per Share Data:

Basic and diluted net loss per share	$(0.41)	$(1.36)	$(1.32)	$(1.23)	$(1.45)
Weighted-average shares of common stock used in computing basic and diluted net loss per share	10,339,919	8,781,407	8,562,005	8,350,219	8,191,906

Balance Sheet Data:
Cash and cash equivalents	$52,551	$31,244	$13,336	$2,572	$11,999
Restricted cash	7,484	4,862	862	1,352	452
Member Loans at Fair Value	781,215	360,293	149,972	56,056	8,240
Member Loans at Amortized Cost	—	2,298	5,253	7,545	9,918
Total assets	850,830	403,330	169,868	68,024	31,087
Notes and Certificates	785,316	360,800	149,778	56,042	8,239
Total liabilities	798,620	366,993	154,361	65,825	18,997
Preferred Stock	103,023	84,806	52,850	28,462	28,262
Total stockholders’ deficit	(50,813)	(48,469)	(37,343)	(26,264)	(16,373)

Other Data:
Loan originations	$608,200	$321,100	$148,800	$67,100	$17,200
Assets under management	261,300	104,500	5,700	—	—

Quarterly Financial Information:

Quarterly financial information for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012 is presented below (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012
		(unaudited)
Nine Months Ended December 31, 2012

Statement of Operations Data:

Origination fees	$11,174	$8,973	$5,866
Servicing fees and other revenue	1,381	842	691
Interest income	24,817	18,490	13,554
Interest expense	(24,935)	(18,259)	(13,448)
(Provision) Credit for loan losses on Member Loans at amortized cost	1	(7)	48
Fair valuation adjustments, net	(406)	(141)	(48)

Total Net Revenue	12,032	9,898	6,663
Total Operating Expenses	(12,862)	(10,780)	(9,189)

Loss before provision for income taxes	(830)	(882)	(2,526)
Provision for income taxes	—	—	—

Net loss	$(830)	$(882)	$(2,526)

Per Share Data:

Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.25)
Weighted-average shares of common stock used in computing basic and diluted net loss per share	10,759,542	10,300,351	9,954,190

Balance Sheet Data:

Cash and cash equivalents	$52,551	$52,409	$47,276
Restricted cash	7,484	5,726	4,862
Member Loans at Fair Value	781,215	603,169	454,263
Member Loans at Amortized Cost	—	221	863
Total assets	850,830	669,350	512,571
Notes and Certificates	785,316	605,416	453,110
Total liabilities	798,620	617,799	460,954
Preferred Stock	103,023	102,526	102,160
Total stockholders’ deficit	(50,813)	(50,975)	(50,543)

Other Data:

Loan originations	$263,800	$207,200	$137,400
Assets under management	261,300	211,300	149,600

	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
		(unaudited)
Fiscal Year Ended March 31, 2012

Statement of Operations Data:
Origination fees	$4,579	$3,738	$2,940	$2,444
Servicing fees and other revenue	539	476	495	325
Interest income	12,660	8,377	6,438	5,185
Interest expense	(12,516)	(8,126)	(6,294)	(5,094)
(Provision) Credit for loan losses on Member Loans at amortized cost	(8)	(205)	(80)	(75)
Fair valuation adjustments, net	(40)	134	(95)	—

Total Net Revenue	5,214	4,394	3,404	2,785
Total Operating Expenses	(7,838)	(7,261)	(6,750)	(5,892)

Loss before provision for income taxes	(2,624)	(2,867)	(3,346)	(3,107)
Provision for income taxes	—	—	—	—

Net loss	$(2,624)	$(2,867)	$(3,346)	$(3,107)

Per Share Data:
Basic and diluted net loss per share	$(0.29)	$(0.32)	$(0.38)	$(0.36)
Weighted-average shares of common stock used in computing basic and diluted net loss per share	8,957,563	8,839,063	8,727,389	8,611,959

Balance Sheet Data:
Cash and cash equivalents	$31,244	$24,712	$32,206	$9,600
Restricted cash	4,862	4,022	1,022	1,022
Member Loans at Fair Value	360,293	293,555	227,423	183,118
Member Loans at Amortized Cost	2,298	2,545	2,767	4,825
Total assets	403,330	326,797	264,483	199,438
Notes and Certificates	360,800	290,768	225,005	182,950
Total liabilities	366,993	294,262	229,162	186,795
Preferred Stock	84,806	78,763	78,764	52,850
Total stockholders’ deficit	(48,469)	(46,228)	(43,443)	(40,207)

Other Data:
Loan originations	$109,600	$86,800	$68,500	$56,100
Assets under management	104,500	64,700	25,200	9,500

Annual Calendar Financial Information:

Annual calendar financial information for the twelve months ended December 31, 2012, 2011, 2010, 2009 and 2008 is presented below (in thousands, except share and per share data):

	Year Ended December 31,
	2012	2011	2010	2009	2008
			(unaudited)

Statement of Operations Data:

Origination fees	$30,592	$10,996	$4,984	$1,307	$170
Servicing fees and other revenue	3,453	1,534	739	65	50
Interest income	69,521	24,223	10,172	3,106	925
Interest expense	(69,158)	(23,588)	(10,273)	(3,069)	(1,322)
(Provision) Credit for loan losses on Member Loans at amortized cost	34	(445)	(598)	(1,587)	(904)
Fair valuation adjustments, net	(635)	32	(9)	—	—

Total Net Revenue	33,807	12,752	5,015	(178)	(1,081)

Total Operating Expenses	(40,669)	(25,021)	(15,822)	(10,077)	(11,220)

Loss before provision for income taxes	(6,862)	(12,269)	(10,807)	(10,255)	(12,301)

Provision for income taxes	—	—	—	—	—

Net loss	(6,862)	(12,269)	(10,807)	(10,255)	(12,301)
Amortization of beneficial conversion feature on convertible preferred stock	—	—	—	—	179

Net loss attributable to common stockholders	$(6,862)	$(12,269)	$(10,807)	$(10,255)	$(12,122)

Per Share Data:

Basic and diluted net loss per share	$(0.69)	$(1.41)	$(1.26)	$(1.24)	$(1.48)
Weighted-average shares of common stock used in computing basic and diluted net loss per share	9,996,219	8,686,215	8,550,075	8,273,324	8,190,000

Balance Sheet Data:
Cash and cash equivalents	$52,551	$24,712	$17,265	$4,730	$3,187
Restricted cash	7,484	4,022	862	1,252	452
Member Loans at Fair Value	781,215	293,555	122,621	39,729	2,607
Member Loans at Amortized Cost	—	2,545	5,620	9,068	9,573
Total assets	850,830	326,797	146,743	55,304	16,379
Notes and Certificates	785,316	290,768	122,532	39,718	2,607
Total liabilities	798,620	(50,801)	128,221	50,698	13,781
Preferred Stock	103,023	78,763	52,851	28,462	16,579
Total stockholders’ deficit	(50,813)	(46,228)	(34,329)	(23,856)	(13,981)

Other Data:
Loan originations	$717,900	$257,300	$102,200	$51,800	$20,000
Assets under management	261,300	64,700	—	—	—

Quarterly Calendar Financial Information:

Quarterly calendar financial information for the twelve months ended December 31, 2012 and 2011 is presented below (in thousands, except share and per share data):

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
				(unaudited)
Statement of Operations Data:
Origination fees	$11,174	$8,973	$5,866	$4,579	$3,738	$2,940	$2,444	$1,874
Servicing fees and other revenue	1,381	842	691	539	476	495	325	238
Interest income	24,817	18,490	13,554	12,660	8,377	6,438	5,185	4,223
Interest expense	(24,935)	(18,259)	(13,448)	(12,516)	(8,126)	(6,294)	(5,094)	(4,074)
(Provision) Credit for loan losses on Member Loans at amortized cost	1	(7)	48	(8)	(205)	(80)	(75)	(85)
Fair valuation adjustments, net	(406)	(141)	(48)	(40)	134	(95)	—	(7)

Total Net Revenue	12,032	9,898	6,663	5,214	4,394	3,404	2,785	2,169
Total Operating Expenses	(12,862)	(10,780)	(9,189)	(7,838)	(7,261)	(6,750)	(5,892)	(5,118)

Loss before provision for income taxes	(830)	(882)	(2,526)	(2,624)	(2,867)	(3,346)	(3,107)	(2,949)
Provision for income taxes	—	—	—	—	—	—	—	—

Net loss	$(830)	$(882)	$(2,526)	$(2,624)	$(2,867)	$(3,346)	$(3,107)	$(2,949)

Per Share Data:
Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.25)	$(0.29)	$(0.32)	$(0.38)	$(0.36)	$(0.34)
Weighted-average shares of common stock used in computing basic and diluted net loss per share	10,759,542	10,300,351	9,954,190	8,957,563	8,839,063	8,727,389	8,611,959	8,569,823

Balance Sheet Data:
Cash and cash equivalents	$52,551	$52,409	$47,276	$31,244	$24,712	$32,206	$9,600	$13,336
Restricted cash	7,484	5,726	4,862	4,862	4,022	1,022	1,022	862
Member Loans at Fair Value	781,215	603,169	454,263	360,293	293,555	227,423	183,118	149,972
Member Loans at Amortized Cost	—	221	863	2,298	2,545	2,767	4,825	5,253
Total assets	850,830	669,350	512,571	403,330	326,797	264,483	199,438	169,868
Notes and Certificates	785,316	605,416	453,110	360,800	290,768	225,005	182,950	149,778
Total liabilities	798,620	617,799	460,954	366,993	294,262	229,162	186,795	154,361
Preferred Stock	103,023	102,526	102,160	84,806	78,763	78,764	52,850	52,850
Total stockholders’ deficit	(50,813)	(50,975)	(50,543)	(48,469)	(46,228)	(43,443)	(40,207)	(37,343)

Other Data:
Loan originations	$263,800	$207,200	$137,400	$109,600	$86,800	$68,500	$56,100	$45,900
Assets under management	261,300	211,300	149,600	104,500	64,700	25,200	9,500	5,700

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report. In addition to historical information, this Report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Consolidated Operations” as well as in Part I Item 1A, “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for our products and services; the intensity of competition; our ability to effectively expand and improve internal infrastructure; maintenance of positive cash flows from operations, and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part I Item 1A, “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this Report. We assume no obligation to update these forward-looking statements.

Overview

We are an online marketplace that facilitates loans to qualified borrowers and investments from qualified investors. We were incorporated in Delaware in October 2006, and in May 2007, we began operations. We expanded our operations in August 2007 with the launch of our public website, www.lendingclub.com. Pursuant to a Prospectus that describes a public offering of Member Payment Dependent Notes (“Notes”), self-directed investors have the opportunity to purchase, directly on our website, Notes issued by us, with each series of Notes corresponding to an individual Member Loan facilitated through our platform. The Notes are unsecured, are dependent for payment on the related Member Loan and offer interest rates and credit characteristics that the investors find attractive.

In addition to this public offering, we offer private placements to accredited investors and qualified purchasers. Most private placements are managed by the Company’s wholly-owned subsidiary, LC Advisors, LLC (“LCA”), a registered investment adviser that acts as the general partner for certain private funds (the “Funds”) and separately managed accounts (“SMAs”). The Company established LC Trust I (“Trust”), a Delaware business trust in February 2011 to acquire and hold Member Loans for the sole benefit of investors that purchase through Trust Certificates (“Certificates”) issued by the Trust and which are related to the underlying Member Loans. The Funds each purchase a Certificate from the Trust and the Trust uses these proceeds to acquire and hold Member Loans for the sole benefit of the Certificate holder. The Certificates can only be settled with cash flows from the underlying Member Loans and Certificate holder does not have recourse to the general credit or other assets of the Trust, Company, borrower members or other investors.

We aim to use technology and a more efficient funding process to lower costs so we may provide borrower members with rates that are generally lower, on average, than the rates they obtain from unsecured credit provided through credit cards or traditional banks, and offer interest rates to investors that they find attractive. Our customer acquisition process, registration, underwriting, processing and payment systems are highly automated and electronic. We encourage the use of electronic payments as the preferred means to disburse member loan proceeds, receive payments on outstanding Member Loans, receive funds from investor members, and to disburse payments to applicable investors. We have no physical branches for loan application or payment-taking activities.

All Member Loans are unsecured obligations of individual borrower members with fixed interest rates, three-year or five-year maturities, minimum amounts of $1,000 and maximum amounts up to $35,000. The Member Loans are posted on our website pursuant to a program agreement with WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, approved loans are funded and issued by WebBank and sold to us after closing. As a part of operating our lending platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of Member Loans. Also, after acquiring the Member Loans from WebBank, we service the Member Loans on an ongoing basis.

As of December 31, 2012, the platform facilitated 95,902 Member Loans totaling approximately $1.2 billion since the platform’s inception. Our agreement with WebBank enables us to make our platform available to borrower members on a uniform basis nationwide, except that as of December 31, 2012, we do not currently offer Member Loans in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska and North Dakota. We pay WebBank a monthly service fee based on the amount of loans issued by WebBank in each month, subject to a minimum monthly fee.

To date, we have funded our operations primarily with proceeds from our preferred stock issuances and common stock issuances and now with the operations of the Company, which are described under “Liquidity and Capital Resources” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. From inception of the Company through December 31, 2012, we have raised approximately $102.5 million (net) through preferred equity financings. In June 2012, we issued and sold via private placement a total of 2.5 million shares of Series E convertible preferred stock at $7.00 per share for aggregate cash consideration of $17.5 million, less total transaction expenses of approximately $0.2 million that were recorded as a reduction to gross proceeds.

We have incurred net losses since our inception. Our net loss was approximately $4.2 million for the nine months ended December 31, 2012. We earn revenues from fees, primarily loan fees charged to borrower members, investor servicing fees and management fees charged by LCA. We expect that the number of borrower and investor members and the volume of Member Loans facilitated through our platform will continue to increase, and that we will generate increased revenue from these fees.

For the nine months ended December 31, 2012, we were cash-flow positive on an operating basis. We expect that will continue operating at or near breakeven during calendar year 2013. If our assumptions regarding continued growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to continue operating on a cash-flow positive basis, and our current liquidity resources may be consumed.

Significant Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies which are more fully described in Note 2 to our consolidated financial statements reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) fair value determination; (3) allowance for loan losses; and (4) share-based compensation; and (5) provision for income taxes, net of valuation allowances for deferred tax assets. These estimates and assumptions are inherently subjective in nature, actual results may differ from these estimates and assumptions, and the differences could be material.

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

At December 31, 2012, we estimated the fair values of Member Loans at fair value and their related Notes and Certificates using a discounted cash flow valuation methodology. The estimated fair values of Member Loans are computed by projecting the future contractual cash flows to be received on the loans, adjusting those cash flows for our expectations of prepayments (if significant), defaults and losses over the life of the loans, and expected net recoveries, if any. We then discount those projected net cash flows to a present value, which is the estimated fair value. Our expectation of future defaults and losses on loans is based on analyses of actual defaults and losses that occurred on the various credit grades of Member Loans over the past several years. The expected net recovery reflects the actual historical recovery experience for the various types of defaulted loans and the contractual arrangements with collection agencies. The discount rates for the projected net cash flows of the Member Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Member Loans.

Our obligation to pay principal and interest on any Note and Certificate is equal to the pro-rata portion of the payments, if any, received on the related Member Loan at fair value, net of any applicable servicing fee. The gross effective interest rate associated with a Note or a Certificate is the same as the interest rate earned on the related Member Loan at fair value. At December 31, 2012, the discounted cash flow methodology used to estimate the Notes’ and Certificates’ fair values uses the same projected net cash flows as their related Member Loans. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return, including any applicable risk premiums, if significant, that investors in unsecured consumer credit obligations would require when investing in Notes issued by LendingClub or Certificates issued by the Trust, with cash flows dependent on specific credit grades of Member Loans.

For additional discussion on this topic, including the adjustments to the estimated fair values of Loans at fair value and Notes at fair value as of December 31, 2012, as discussed below, see Results of Operations and Note 5 – Member Loans at Fair Value and Notes and Certificates at Fair Value.

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

As part of our activities to maximize receipt, collection and recovery of loans in which the borrower has, or is expected to, experience difficulty in meeting the loan’s contractually required payments, we may agree to special payment plans with certain borrowers. Most of the special payment plans involve reduced minimum loan payments for a short period of time and the deferred payments are to be repaid over the remaining original term of the loan. No principal or interest is forgiven nor is the original term of the loan extended in these situations. The delay in receipt of all contractually-required loan payments in these situations is insignificant. Prior to December 2011, special payment plans with certain borrowers involved extensions of the original term of the loan by six to 24 months, but in no case extending the total term beyond 60 months, and recasting the borrower’s monthly loan payment schedule. In these situations, the restructuring of the loan terms qualifies as a Troubled Debt Restructuring (“TDR”). We classify TDR’s outstanding as of December 31, 2012 as impaired loans at amortized cost.

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

Results of Operations

Revenues

Our business model consists primarily of charging fees to both borrower members and investor members for transactions through or related to our platform. During the nine months ended December 31, 2012 and fiscal year March 31, 2012, we facilitated $608.2 million and $321.1 million of loans, respectively, on our lending platform.

Upon issuance of a loan, WebBank pays a fee to us for providing the service of arranging the Member Loan. The loan origination fee charged to each borrower member is determined by the term and credit grade of that borrower member’s loan and as of December 31, 2012 and March 31, 2012 ranged from 1.11% to 5.00% of the aggregate Member Loan amount. The loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member.

Investor members that purchase Notes pay servicing fees to us on the payments for the related Member Loans and maintaining account portfolios. We charge other investors through the Trust’s monthly management fees that are based on the month-end balances of their accounts. These management fees, which are charged in lieu of servicing fees on the payments for principal, interest and late fees and are recorded in other revenue.

Loan Origination Fees

Our borrower members pay a one-time origination fee to us for arranging a Member Loan. This fee is determined by the term and loan grade of the Member Loan.

Beginning January 7, 2011, our origination fees for three year loans ranged from 2.00% to 5.00% of the aggregate principal amount of the Member Loan, as set forth below:

Loan Grade	A1-A2	A3-A5	B	C	D	E	F	G
Fee	2.00%	3.00%	4.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Beginning January 7, 2011, our origination fees for five year loans ranged from 3.00% to 5.00% of the aggregate principal amount of the Member Loan, as set forth below:

Loan Grade	A	B	C	D	E	F	G
Fee	3.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Beginning September 8, 2011, our origination fees for three year loans ranged from 1.11% to 5.00% of the aggregate principal amount of the Member Loan, as set forth below:

Loan Grade	A1	A2	A3-A5	B	C	D	E	F	G
Fee	1.11%	2.00%	3.00%	4.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Beginning February 2, 2012, our loan origination fees for the three year G grade member loans decreased from 5.00% to 4.00% as set forth below:

Loan Grade	A1	A2	A3-A5	B	C	D	E	F	G
Fee	1.11%	2.00%	3.00%	4.00%	5.00%	5.00%	5.00%	5.00%	4.00%

We do not receive a fee if a Member Loan request does not issue.

Loan origination fees on Member Loans at fair value are recognized as a component of non-interest revenues at the time of loan origination and were $26.0 million and $13.7 million for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, respectively, an increase of 90%. The increase in these loan fees was primarily due to an increase in volumes of Member Loans during the nine months ended December 31, 2012, to $608.2 million versus lower volumes of $321.1 million for the fiscal year ended March 31, 2012, an increase of 98%. The average loan origination fees were 4.3% and 4.3% of the principal amount of Member Loans at fair value originated for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, respectively.

Loan origination fees on Member Loans at fair value were $26.0 million and $9.1 million for the nine months ended December 31, 2012 and 2011, respectively, an increase of 186%. The increase in these loan fees was primarily due to an increase in origination volumes of Member Loans at fair value during the nine months ended December 31, 2012, to $608.2 million versus originations of $210.4 million for the nine months ended December 31, 2011, an increase of 301%. The average loan origination fees were 4.3% and 4.3% of the principal amount of Member Loans at fair value originated for the nine months ended December 31, 2012 and 2011, respectively.

Because of the election of fair value accounting for all loan originations on and after October 1, 2011, there are no origination fees received on Member Loans at amortized cost originated during the nine months ended December 31, 2012. During the nine months ended December 31, 2011, we received $0.1 million of origination fees.

Servicing fees on Notes at Fair Value

We charge investor members an ongoing service fee for Notes. The servicing fee offsets the costs we incur in servicing the related Member Loans at fair value, including managing payments from borrower members, payments to the investor members and maintaining investors’ account portfolios. This service fee is charged based on payment amounts serviced by us on behalf of a Note investor in respect of a Member Loan.

The servicing fees earned from Note holders that relate to cash flows serviced on related Member Loans at fair value were $1.5 million and $1.2 million for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, respectively, an increase of 25%. The increase in the servicing fees earned from Note holders were primarily due to increased balances of Notes outstanding during the nine months ended December 31, 2012, versus the fiscal year ended March 31, 2012.

The servicing fees earned from Note holders that relate to cash flows serviced on related Member Loans at fair value were $1.5 million and $0.8 million for the nine months ended December 31, 2012 and 2011, respectively, an increase of 88%. The increase in the servicing fees earned from Note holders were primarily due to increased balances of Notes outstanding during the nine months ended December 31, 2012, versus the nine months ended December 31, 2011.

Management Fees and Assets Under Management

LCA charges Certificate holders a management fee based on their month-end capital account balances in lieu of paying a servicing fee. LCA earned management fees from investors in Certificates totaling $0.7 million and $0.2 million for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, respectively. The increase in management fees earned during the nine months ended December 31, 2012 versus the prior fiscal year was due primarily to an increase in total assets under management, which were $426 million at December 31, 2012 ($261 million in three investment funds and $165 million in certain SMAs) and $99 million at March 31, 2012. LCA earned management fees from investors in Certificates totaling $0.7 million and $0.1 million for the nine months ended December 31, 2012 and 2011, respectively.

Net Interest Income

The following table summarizes interest income, interest expense and net interest income for the nine months ended December 31, 2012, fiscal year ended March 31, 2012 and the nine months ended December 31, 2011 (in thousands):

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011	Year Ended March 31, 2012
		(unaudited)
Interest Income
Member Loans at fair value	$56,683	$19,460	$31,912
Member Loans at amortized cost, net	146	525	724
Cash and cash equivalents	32	15	24

Total Interest Income	56,861	20,000	32,660

Interest Expense
Notes and Certificates at fair value	$(56,631)	$(19,291)	$(31,777)
Loans payable	(11)	(222)	(253)

Total Interest Expense	(56,642)	(19,513)	(32,030)

Net Interest Income	$219	$487	$630

We had net interest income of $0.2 million and $0.5 million for the nine months ended December 31, 2012 and 2011, respectively. Net interest income decreased in the nine months ended December 31, 2012, when compared to the same period in the prior year primarily due to the reduction in loans funded by us and recorded as Member Loans at amortized cost.

We had net interest income of $0.2 million and $0.6 million for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, respectively. Net interest income decreased in the nine months ended December 31, 2012, when compared to the prior fiscal year primarily due to the reduction in the loans funded by us and recorded as Member Loans at amortized cost.

Interest Income on Member Loans at Fair Value

We record interest income from Member Loans at fair value. For the nine months ended December 31, 2012 and 2011, we recorded interest income from Member Loans at fair value, excluding loan origination fees, of $56.7 million and $19.5 million, respectively. The increase in interest income in the nine months ended December 31, 2012, compared to the comparable period in the prior year is primarily due to the significant increase in the outstanding balances of Member Loans at fair value. The average balance of Member Loans at fair value outstanding during the nine months ended December 31, 2012, was $551.0 million as compared to an estimated average balance of $220.8 million during the nine months ended December 31, 2011, an increase of 150%.

For the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, we recorded interest income from Member Loans at fair value, excluding loan origination fees, of $56.7 million and $31.9 million, respectively. The increase in interest income in the nine months ended December 31, 2012, compared to the prior fiscal year is primarily due to the significant increase in the outstanding balances of Member Loans at fair value in the latter period. The average balance of Member Loans at fair value outstanding during the nine months ended December 31, 2012, was $551.0 million as compared to an average balance of $249.3 million during the fiscal year ended March 31, 2012, an increase of 121%. The increase was partially offset by the December 31, 2012 period including nine months versus the March 31, 2012 period including twelve months.

Interest Earned on Member Loans at Amortized Cost

Subsequent to the effectiveness of our registration statement related to our Notes in October 2008, we periodically provided funds to originate some Member Loans at amortized cost which generated interest income on Member Loans at amortized cost. However, as we have increased our investor marketing efforts to increase the issuance of Notes and Certificates to finance loan purchases, the originations and outstanding balances of Member Loans at amortized cost have diminished. As noted earlier, we changed our accounting policy to elect fair value accounting for all loans originated on and after October 1, 2011. Accordingly, we did not facilitate any Member loans at amortized cost for the nine months ended December 31, 2012 and the balance of Member Loans at amortized cost was zero at December 31, 2012. During 2012, the remaining Member Loans at amortized costs were reclassified as Member Loans at fair value.

For the nine months ended December 31, 2012 and 2011, we recorded interest income on Member Loans at amortized cost, including the amortization of deferred net loan origination fees and costs, of $0.1 million and $0.5, respectively. The decline in interest income on Member Loans at amortized cost is primarily due to the decline in the balances of Member Loans at amortized cost for the nine months ended December 31, 2012, versus the balances in the nine months ended December 31, 2011, which was partially offset by more rapid amortization of the net deferred origination fees into interest income during the nine months ended December 31, 2012.

For the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, we recorded interest income on Member Loans at amortized cost, including the amortization of deferred net loan origination fees and costs, of $0.1 million and $0.7, respectively. The decline in interest income on Member Loans at amortized cost is primarily due to the decline in the balances of Member Loans at amortized cost for the nine months ended December 31, 2012, versus the balances in the fiscal year ended March 31, 2012, which was partially offset by more rapid amortization of the net deferred origination fees into interest income during the nine months ended December 31, 2012.

Interest Earned on Cash and Cash Equivalents

Interest income from cash and cash equivalents is recognized as it is earned. For the nine months ended December 31, 2012, we recognized $0.03 million of interest income earned on cash and cash equivalents versus $0.02 million of interest income recognized for the nine months ended December 31, 2011. The increase in interest earned during the nine months ended December 31, 2012 compared to the comparable 2011 period was due to higher cash and cash equivalents balances in 2012.

For the nine months ended December 31, 2012, we recognized $0.03 million of interest income earned on cash and cash equivalents versus $0.02 million of interest income recognized for the fiscal year ended March 31, 2012. The low absolute amounts of interest earned on cash and cash equivalents reflects the current environment of very low short-term interest rates. The differences in interest income earned in the periods are primarily a function of changes in the balances of interest-bearing cash deposits on hand. We expect interest income from cash and cash equivalents to remain a small percentage of our revenue.

Interest Expense on Notes and Certificates

We record interest expense on Notes and Certificates issued by the Trust. We recorded interest expense for Notes and Certificates of $56.6 million and $19.3 million, respectively, for the nine months ended December 31, 2012 and 2011. The increase in interest expense in the nine months ended December 31, 2012, compared to the comparable period in the prior year was primarily due to the significant increase in the outstanding balances of Notes and Certificates at fair value. The estimated average balance of Notes and Certificates at fair value outstanding during the nine months ended December 31, 2012, was $552.5 million as compared to an estimated average balance of $219.2 million in the prior year, an increase of 152%.

We recorded total interest expense for Notes and Certificates of $56.6 million and $31.7 million, respectively, for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012. The increase in interest expense in the nine months ended December 31, 2012, compared to the prior fiscal year was primarily due to the significant increase in the outstanding balances of Notes and Certificates at fair value. The estimated average balance of Notes and Certificates at fair value outstanding during the nine months ended December 31, 2012, was $552.5 million as compared to an estimated average balance of $247.7 million in the prior year, an increase of 123%. The increase was partially offset by the December 31, 2012 period including nine months vs. the March 31, 2012 period including twelve months.

Interest Expense on Loans Payable

We recorded interest expense for loans payable of $0.01 million and $0.2 million, respectively, for the nine months ended December 31, 2012 and 2011. The decrease was due to the remaining loans payable balance being paid in full in July 2012.

We recorded interest expense for loans payable of $0.01 million and $0.3 million, respectively, for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012. The decrease was due to the remaining loans payable balance being paid in full in July 2012.

Fair Value Adjustments on Member Loans at Fair Value and Notes and Certificates at Fair Value

At December 31, 2012, we estimated the fair values of Member Loans and their related Notes and Certificates using a discounted cash flow valuation methodology. The fair valuation methodology considers projected prepayments, if significant, and uses the historical actual defaults, losses and recoveries on our loans over the past several years to project future losses and net cash flows on loans.

Fair value adjustment gains/(losses) for Member Loans at fair value were $(18.8 million) and $(1.9 million) for the nine months ended December 31, 2012 and 2011, respectively. Fair value adjustment gains/(losses) for Member Loans at fair value were $(18.8 million) and $(6.7 million) for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, respectively.

Fair value adjustment gains/(losses) for Notes and Certificates were $18.2 million and $2.0 million for the nine months ended December 31, 2012 and 2011, respectively. Fair value adjustment gains/(losses) for Notes and Certificates were $18.2 million and $6.7 million for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, respectively.

The fair value adjustments for Member Loans at fair value were largely offset by the fair value adjustments of the Notes and Certificates at fair value due to the member payment dependent design of the Notes and Certificates, and because the principal balances of the Member Loans at fair value were very close to the combined principal balances of the Notes and Certificates. Accordingly, the net fair value adjustment gains/(losses) for Member Loans and Notes and Certificates were $(0.6 million) and $0.04 million for the nine months ended December 31, 2012 and 2011, respectively. The net fair value adjustment gains/(losses) for Member Loans and Notes and Certificates were $(0.6 million) and $(0.01 million) for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, respectively.

(Provision) Credit for Loan Losses

Loan loss (provisions) credits were $0.04 million and $(0.4 million) for the nine months ended December 31, 2012 and 2011, respectively. Loan loss provisions arise only for Member Loans at amortized cost. Loan loss (provisions) credits were $0.04 million and $(0.4 million) for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012. The decline in the total loan loss provisions for Member Loans at amortized cost were primarily due to the lower principal balances of loans outstanding in the current year versus the preceding year, which was partially offset by higher specific loss reserve provisions on impaired loans (as a percent of principal balance) in the current nine month period versus the preceding year.

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

Operating Expenses

The following table summarizes our operating expenses for the nine months ended December 31, 2012, fiscal year ended March 31, 2012 and the nine months ended December 31, 2011 (in thousands):

	Nine Months Ended December 31,
	2012	2011	$ Change	% Change
		(unaudited)
Sales, Marketing & Customer Service	$20,857	$12,737	$8,120	64%
Engineering	3,994	1,850	2,144	116%
General & Administrative	7,980	5,316	2,664	50%

Total Operating Expenses	$32,831	$19,903	$12,928	65%

	Nine Months Ended December 31, 2012	Year Ended March 31, 2012	$ Change	% Change
Sales, Marketing & Customer Service	$20,857	$17,669	$3,188	18%
Engineering	3,994	2,712	1,282	47%
General & Administrative	7,980	7,360	620	8%

Total Operating Expenses	$32,831	$27,741	$5,090	18%

Sales, Marketing and Customer Service Expense

Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, member support, credit, collections, and operations personnel, costs of marketing campaigns and costs of borrower acquisitions such as credit scoring and screening.

Sales, marketing and customer service expenses for the nine months ended December 31, 2012 and 2011, were $20.9 million and $12.7 million, respectively, an increase of approximately 64%. The increase in spending during the nine month period ended December 31, 2012 relative to the same period of the prior year was primarily due to a $4.1 million increase in personnel related expenses resulting from increased headcount and a $2.9 million increase in spending on marketing program.

Sales, marketing and customer service expenses for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, were $20.9 million and $17.7 million, respectively, an increase of approximately 18%. The increase in spending during the nine month period ended December 31, 2012 relative to the prior fiscal year was primarily due to an increase in personnel related expenses from increased headcount and an increase in spending on marketing programs to attract borrowers and increase investment activity on the platform. The increase was partially offset by the December 31, 2012 period including nine months versus the fiscal year ended March 31, 2012.

Engineering Expense

Engineering expense consists primarily of salaries, benefits and stock-based compensation expense of engineering personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Engineering expenses for the nine months ended December 31, 2012 and 2011, were $4.0 million and $1.9 million, an increase of 116%. The increase for the nine month period ended December 31, 2012 versus the same periods in the prior year were primarily due to a $1.7 million increase in contract labor resulting from IT projects to support the growth of the Company and personnel related expenses resulting from increased headcount.

Engineering expenses for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, were $4.0 million and $2.7 million, an increase of 47%. The increase was primarily due to an increase in contract labor resulting from IT projects to support the growth of the Company and personnel related expenses resulting from increased headcount. The increase was partially offset by the December 31, 2012 period including nine months versus the fiscal year ended March 31, 2012.

During the nine months ended December 31, 2012, we capitalized $0.4 million of software development costs compared to zero costs capitalized for the nine months ended December 31, 2011 and the fiscal year ended March 31, 2012.

General and Administrative Expense

General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expenses for the nine months ended December 31, 2012 and 2011, were $8.0 million and $5.3 million, respectively, an increase of approximately 50%. The increase was primarily due to increases of $1.8 million in personnel related expenses resulting from increased headcount from 18 employees at March 31, 2012 to 23 employees at December 31, 2012.

General and administrative expenses for the nine months ended December 31, 2012 and fiscal year ended March 31, 2012, were $8.0 million and $7.4 million, respectively, an increase of approximately 8%. The increase was primarily due to increases in contract labor and personnel related expenses. The increase was partially offset by the December 31, 2012 period including nine months versus the fiscal year ended March 31, 2012.

We expect that general and administrative expenses will continue to increase as we continue to expand our business.

Liquidity and Capital Resources

The following table summarizes our cash flows for the nine months ended December 31, 2012 and 2011 (in thousands).

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011	Year Ended March 31, 2012
	(unaudited)
Cash provided by (used in)
Operating activities	$794	$(8,933)	$(10,551)
Investing activities	(440,816)	(146,505)	(218,806)
Financing activities	461,329	166,814	247,265

Net increase in cash	$21,307	$11,376	$17,908

Net cash provided by (used in) operating activities was $0.8 million and ($8.9 million), and ($10.6 million) for the nine months ended December 31, 2012 and 2011, and the fiscal year ended March 31, 2012, respectively. Net cash provided by operating activities was positive for the nine months ended December 31, 2012, due to increases in accrued interest payable, accrued expenses and payable to member lenders. Cash used in operating activities was used to fund ongoing operations such as compensation and benefits, legal and accounting services, marketing expenses and cost of service expenses.

Net cash used in investing activities for the nine months ended December 31, 2012 and 2011 were $440.8 million and $146.5 million, respectively. Net cash used in investing activities for the fiscal year ended March 31, 2011 was $218.8 million. Net cash used for the nine months ended December 31, 2012 primarily represents originations of Member Loans at fair value of $608.2 million and a net increase in restricted cash of $2.6 million, partially offset by the repayment of Member Loans at fair value of $160.8 million and proceeds from sale of Member Loans of $9.9 million.

Net cash provided by financing activities for the nine months ended December 31, 2012 and 2011 were $461.3 million and $166.8 million, respectively. Net cash provided by financing activities for the fiscal year ended March 31, 2012 was $247.3 million. Net cash provided for the nine months ended December 31, 2012 primarily represents proceeds from the issuance of Notes and Certificates at fair value of $606.9 million and the net proceeds from the issuance of Series E Preferred Stock of $17.3 million, partially offset by payments on Notes and Certificates at fair value of $163.9 million.

At December 31, 2012 we had $7.5 million in restricted cash. Restricted cash at December 31, 2012 consists primarily of pledges of $3.0 million of our funds as security for WebBank, approximately $2.3 million for an investor as part of a credit support agreement, and approximately $1.7 million as security for Wells Fargo Bank that clears our borrowers’ and investors’ cash transactions. We primarily hold our excess cash in short-term interest-bearing money market funds at highly-rated financial institutions.

Additionally, at December 31, 2012, we have a deposit of $0.6 million placed with a nationally-recognized payment services provider we use for transactions related to our platform. The deposit is required pursuant to the agreement with the payment services provider, serves as collateral for the protection of the payment services provider and our members, and is restricted as to withdrawal. The deposit is ongoing throughout the term of the contract and the amount of the deposit depends on the volume of payment transactions processed. The deposit with the payment services provider is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement.

As of December 31, 2012, our accumulated deficit was $57.6 million and our total stockholders’ deficit was $50.8 million. Our net loss for the nine months ended December 31, 2012 was ($4.2 million). For the nine months ended December 31, 2012, we were able to generate a positive cash flow from operations on an operating basis. We expect to continue to generate positive cash flows from operations through the end of calendar year 2013. If our assumptions regarding continued growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to continue operating on a cash-flow positive basis, and our current liquidity resources may be consumed. To date, we have funded our cash requirements with proceeds from the sale of our equity securities and issuance of loans payable.

Assets Under Management – LCA

In October 2010, we formed LCA, which is wholly-owned by LendingClub. LCA is registered with the SEC as an investment advisor. LCA commenced operations after January 1, 2011. As of December 31, 2012, LCA was the general partner to three private investment funds for accredited investors and qualified purchasers with differing investment strategies. These private investment funds include: Broad Based Consumer Fund, L.P. (“BBF”), Broad Based Consumer (Q) Fund, L.P. (“BBF-QP), and Conservative Consumer Credit Fund, L.P. (“CCF”). In connection with the funds, we formed the Trust, a Delaware business trust, to act as a bankruptcy remote for holding portions of Member Loans related to Certificates purchased by the funds separate and apart from the Member Loans and other assets of ours. We and the Trust have entered into a loan purchase agreement and a servicing agreement whereby we service the loans acquired by the Trust in a manner identical to other loans; the Trust earns a servicing fee equal to 40 basis points, which is paid by LCA, the general partner of the funds.

We started offering the funds to potential investors in February 2011 through a private placement. As of December 31, 2012, the funds had approximately $261 million in assets with $28 million in escrow, which was contributed to the funds on the first business day of January 2013. LCA earns a management fee paid by the limited partners of the funds, paid monthly in arrears, ranges from 0.60% to 1.25% (annualized) of the month-end balances of partners’ capital accounts. These management fees can be modified or waived for individual limited partners at the discretion of the general partner.

Beginning January 2012, LCA also began offering SMAs to individual accredited investors or qualified purchasers. Funds in the SMAs are invested in Certificates issued by the Trust. As of December 31, 2012, the SMAs had approximately $166 million in assets. LCA earns management fees paid by SMA investors, monthly in arrears, based on the month-end balances in the SMA accounts.

Summary of Changes in Assets Under Management

The table below presents our summary of changes in assets under management for LCA, stated at amortized cost except for appreciation / (depreciation) which includes fair value adjustments for investments (in millions):

Balance at March 31, 2011	$5.7
Net capital contributions	95.2
Appreciation (depreciation)	3.2
Change in cash in escrow	0.4
Balance at March 31, 2012	104.5
Net capital contributions	305.1
Appreciation (depreciation)	16.3

Balance at December 31, 2012	$425.9

As of December 31, 2012, the allocation across grades of Member Loans related to Certificates owned by the funds was as follows:

BBF (3 Year Loans)		BBF (5 Year Loans)		BBF (All Loans)
Grade	Percentage	Grade	Percentage	Grade	Percentage
A	14.2%	A	2.6%	A	10.1%
B	33.4%	B	26.7%	B	31.0%
C	30.0%	C	18.5%	C	26.0%
D	18.0%	D	20.7%	D	19.0%
E	3.9%	E	18.5%	E	9.0%
F	0.3%	F	9.1%	F	3.4%
G	0.2%	G	4.0%	G	1.5%

	100.0%		100.0%		100.0%

BBF-QP (3 Year Loans)		BBF-QP (5 Year Loans)		BBF-QP (All Loans)
Grade	Percentage	Grade	Percentage	Grade	Percentage
A	16.0%	A	1.1%	A	10.6%
B	35.6%	B	23.6%	B	31.3%
C	27.6%	C	20.9%	C	25.2%
D	16.6%	D	20.3%	D	18.0%
E	3.5%	E	20.3%	E	9.6%
F	0.5%	F	9.6%	F	3.8%
G	0.2%	G	4.1%	G	1.5%

	100.0%		100.0%		100.0%

CCF - 3 Year Loans
Grade	Percentage
A	60.6%
B	39.4%

100.0%

Income Taxes

We incurred no net tax provision or benefit related to our pre-tax losses for the nine month ended December 31, 2012 and the fiscal year ended March 31, 2012. Accounting Standards Codification Topic 740, “Income Taxes,” provides for the recognition of deferred tax assets, such as the future benefit of net operating loss deductions against future taxable income, if realization of such tax-related assets is more likely than not. However, given our history of operating losses, it is difficult to accurately forecast when and in what amounts future results will be affected by the realization, if any, of the tax benefits of future deductions for our net operating loss carry forwards. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. Such valuation allowance against the deferred tax assets fully offsets the current periods’ tax benefits attributable to the pre-tax losses.

As of December 31, 2012 we had federal and state net operating loss carry forwards of $53.0 million and $54.5 million, respectively. As of December 31, 2012, we also had federal and state research and development tax credit carry forwards of $0.3 million and $0.4 million, respectively. The tax provisions for the nine months ended December 31, 2012 and for the fiscal year ended March 31, 2012 vary from the expected provision or benefit at the U.S. federal statutory rate primarily due to the recording of valuation allowances against our U.S. operating loss and deferred tax assets. Given our history of operating losses and uncertainty when and to what degree we may achieve profitable operations, it is difficult to accurately forecast how future results will be affected by the realization of the tax benefits of the net operating loss carry forwards.

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

The Trust commenced operations in March 2011 and its purpose is to acquire and hold Member Loans for the benefit of investors that purchase Certificates issued by the Trust. The Trust conducts no other business other than purchasing and retaining loans or portions thereof for the benefit of the Funds and their underlying limited partners. The Trust holds all loans, the cash flows of which are used to pay debt service on the Certificates invested in by the Funds but does not hold any portions of loans that are financed by LendingClub directly or through the purchase and sale of Notes.

In the event of LendingClub’s insolvency, it is anticipated that the assets of the Trust would not become part of the bankruptcy estate, but that outcome is uncertain. As a result of this risk and uncertainty and in connection with the formation of the Funds, it was determined that in order to achieve any reasonable success in raising investment capital that the assets to be invested in by the Funds must be held by an entity that was separate and distinct from LendingClub Corporation (i.e. bankruptcy remote) in order to reduce this risk and uncertainty.

The Company’s capital contributions have been insufficient to allow the Trust to finance its purchase of any significant amount of Member Loans without the issuance of Certificates to investors. The Trust’s capitalization levels and structure, wherein investors’ have beneficial interests in Member Loans via the Certificates, qualifies the Trust as a VIE. The Company believes it is the primary beneficiary of the Trust because of its controlling financial interest in the Trust. The Company performs or directs activities that significantly affect the Trust’s economic performance via: (i) operation of the platform that enables borrowers to apply for Members Loans purchased by the Trust; (ii) credit underwriting and servicing of Member Loans purchased by the Trust; and (iii) LCA’s role to source investors that ultimately purchase Certificates that supply the Funds for the Trust to purchase Member Loans. Collectively, the activities of the Company, LCA and Trust described above allow the Company to fund more Member Loans, and to collect the related loan origination fees, and for LCA to collect the management fees on the investors’ capital used to purchase Trust Certificates, than would be the case without the existence of the Trust. Therefore, the Company receives significant economic benefits from the existence and activities conducted by the Trust. Accordingly, because the Company has concluded that capital contributions to the Trust qualify as equity investments in a VIE in which it is primary beneficiary, the Company has consolidated the Trust’s operations and all intercompany accounts have been eliminated.

The Company reviewed its relationship to the Funds in which LCA is the general partner but in which neither LendingClub Corporation nor LCA has contributed capital. The Company concluded that LCA’s contractual relationship to the funds does not meet the requirements for consolidation of the Funds into the Company’s consolidated financial statements. As of December 31, 2012, the Company did not have any controlling or other interests in VIEs, other than its interest in the Trust discussed above, to be included in the Company’s consolidated financial statements. The occurrence of certain events such as redemptions by all unaffiliated investors in any Funds and modification to Fund organization documents and investment management agreements could cause this Company to change its conclusion. Management regularly reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE and whether the Company is required to consolidate such VIE in its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements required by this Item are included in Item 14 of this Annual Report on Form 10-K and are presented beginning on page 80.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s new Interpretive Guidance in Release No. 34-55929.

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

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our directors and executive officers as of March 29, 2013:

Name	Age	Position(s)

Renaud Laplanche	42	Chief Executive Officer and Director
Chaomei Chen	54	Chief Risk Officer
Carrie L. Dolan	48	Chief Financial Officer
John MacIlwaine	43	Chief Technology Officer
Scott Sanborn	43	Chief Marketing Officer
Daniel T. Ciporin	55	Director
Jeffrey M. Crowe	56	Director
Rebecca Lynn	39	Director
John J. Mack	68	Director
Mary Meeker	53	Director
Hans Morris	54	Director
Larry Summers	58	Director

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

Chaomei Chen

Ms. Chen has served as our Chief Risk Officer since June 2011. Ms. Chen brings over 20 years of experience in the banking and financial services industry holding roles including Chief Risk Officer at JP Morgan Chase Card Services for the Washington Mutual portfolio and as Chief Credit Officer at Providian Financial Services. Her experience includes executive positions with Fleet Credit Card Services and PNC National Bank, and management positions with Citicorp, American Express and Household Credit Services. Ms. Chen has overseen the business and credit risk within portfolios totaling more than $20 billion. Ms. Chen holds a BS degree in mathematics from Jiaotong University in China and has earned an MSE degree in mathematical science from The Johns Hopkins University.

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

John MacIlwaine

Mr. MacIlwaine has served as the Chief Technology Officer since July 2012. Mr. MacIlwaine brings more than 20 years of experience in executive?level technology roles in the financial services industry, including C-suite roles at three public companies. He previously served as head of global development at Visa, Inc., where he led program management and information services, including Web application development, data warehousing, business intelligence and mobile development, and oversaw all new technology initiatives for the company. He also served as CTO for the full-service brokerage arm of Morgan Stanley, where he directed the platform for all Morgan Stanley Dean Witter retail brokerage electronic commerce efforts. His experience also includes executive and senior-level management positions at leading financial service technology companies Green Dot Corporation, Envestnet, Inc. and SunGard Data Systems. John received a bachelor’s degree in computer engineering from the University of Michigan.

Scott Sanborn

Mr. Sanborn has served as the Chief Marketing Officer since May 2010. Prior to joining LendingClub, Mr. Sanborn was the Chief Marketing and Revenue Officer for eHealthInsurance, a publicly traded eCommerce company. Mr. Sanborn’s prior experience includes various senior marketing roles including Chief Marketing Officer and interim president of RedEnvelope, Inc., an e-commerce and catalog retailer of upscale gifts, and Senior Vice President of Marketing for the Home Shopping Network, a television and internet retailer of consumer products. Scott has a BA from Tufts University where he graduated Cum Laude.

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

Jeffrey M. Crowe

Mr. Crowe has been a member of our board of directors since August 2007. Mr. Crowe was CEO-in-residence with Norwest Venture Partners from January 2002 to December 2003, joined the firm as a Venture Partner in January 2004 and became a General Partner in January 2005. He focuses on investments in the internet consumer, and software arenas. He currently serves on the boards of AdChina, AllReach Media, Badgeville, deCarta, Extole, Nano-Tex, Snapfinger, SocialVibe, Turn and WhaleShark Media. He is also involved with Lashou. From December 1999 to April 2001, Mr. Crowe served as President, Chief Operating Officer and Director of DoveBid, Inc., a privately held business auction firm. From May 1990 to November 1999, Mr. Crowe served as President, Chief Executive Officer and board member of Edify Corporation, a publicly traded enterprise software company. Mr. Crowe holds an M.B.A. degree from Stanford Graduate School of Business, where he was an Arjay Miller Scholar, and a B.A. degree in History from Dartmouth College. Mr. Crowe serves on our Audit Committee.

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

Mary Meeker

Ms. Meeker joined our board of directors in June 2012. Ms. Meeker is a General Partner at Kleiner Perkins Caulfield and Byers (“KPCB”). Ms. Meeker joined KPCB in January 2011 and serves as a General Partner. She focuses on investments in the firm’s digital practice and helps lead KPCB’s Digital Growth Fund, a US $1 billion fund targeting high-growth Internet companies that have achieved rapid adoption and scale. She also currently serves on the board of directors of Square and is actively involved with Twitter, Groupon, Legalzoom, Waze, 360buy.com, Spotify, Jawbone, One King’s Lane and Trendyol. From 1991 to 2010, Ms. Meeker worked at Morgan Stanley where she served as managing director and research analyst. Ms. Meeker graduated from DePauw University with a B.A. degree. She also received an M.B.A. from Cornell University and an Honorary Doctor of Letters degree from DePauw University.

Hans Morris

Mr. Morris joined our board of directors in February 2013. Mr. Morris previously served as president of Visa Inc. from 2007 to 2009, where his primary responsibilities included managing all markets in which Visa did business. Hans tenure coincided with the global payments technology company’s initial public offering and a reorganization that merged several separate businesses into a new company. Mr. Morris previously spent 27 years at Citigroup and its predecessor companies in assorted leadership positions, with his final position as CFO and head of finance, technology and operations for Citi Markets and Banking. He is currently an advisory director at growth equity firm General Atlantic, where he focuses on investments in the financial services industry and is a director for three portfolio companies. Mr. Morris graduated cum laude from Dartmouth College in 1980.

Lawrence Summers

Mr. Summers joined our board of directors in December 2012. Mr. Summers is the Charles W. Eliot University Professor & President Emeritus of Harvard University and the Weil Director of the Mossavar-Rahmani Center for Business & Government at Harvard’s Kennedy School. As one of America’s preeminent economists, he has served in a series of senior policy positions in Washington, D.C., including the 71st Secretary of the Treasury for President Clinton, Director of the National Economic Council for President Obama and Vice President of Development Economics and Chief Economist of the World Bank. He received a Bachelor of Science degree from the Massachusetts Institute of Technology in 1975 and was awarded a Ph.D. from Harvard in 1982. In 1987, Mr. Summers became the first social scientist ever to receive the annual Alan T. Waterman Award of the National Science Foundation (NSF), and in 1993 he was awarded the John Bates Clark Medal, given every two years to the outstanding American economist under the age of 40.

Board of Directors’ Role in Risk Management

Our board of directors oversee an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, improving long-term organizational performance and enhancing stockholder value. Risk management includes not only understanding our specific risks and the steps management implements to manage those risks, but also what level of risk is acceptable and appropriate for us. Management is responsible for establishing our business strategy, identifying and assessing the related risks and implementing appropriate risk management practices. Our board of directors reviews our business strategy and management’s assessment of the related risk, and discusses with management the appropriate level of risk for us. For example, the board of directors meet with management at least quarterly to review, advise, and direct management with respect to strategic business matters.

The board of directors also oversee financial risk exposures, including monitoring the integrity of our consolidated financial statements, internal control over financial reporting, and the independence of our Independent Registered Public Accounting Firm. The board of directors, through the audit committee, receives periodic internal controls and related assessments from our finance department and an annual attestation report on internal control over financial reporting from our independent registered public accounting firm. The board of directors, through the audit committee, in fulfilling its oversight responsibility with respect to compliance matters, meets at least quarterly with our finance department, independent registered public accounting firm and internal or external legal counsel to discuss risks related to our financial reporting function. In addition, the board of directors ensures that our business is conducted with the highest standards of ethical conduct in compliance with applicable laws and regulations by ensuring that our Code of Business Conduct and Ethics is current and that employees are aware of and understand the Code and monitor our Whistleblower Hotline.

The board of directors participates in the design of compensation structures that create incentives that encourage a level of risk-taking behavior consistent with our business strategy.

Board Leadership

Because our common stock is not listed on a national exchange, we are not required to maintain a board of directors consisting of a majority of independent directors, or to maintain an audit, nominating or compensation committee. We do not have a lead independent director. The board of directors has no formal chairman and the duties are performed by our Chief Executive Officer who: (i) works with the board of directors to schedule meetings and set meeting agendas; (ii) presides as the chair at executive sessions of directors; (iii) serves as the principal liaison between the board of directors and our executive officers; (iv) briefs the board on issues or concerns arising between meetings of the board of directors, which are generally held monthly; (v) participates actively in corporate governance; and (vi) performs such other duties as the board of directors may, from time to time, delegate. The board of directors believe that the performance of these duties by our Chief Executive Officer provides more consistent communication and coordination throughout the organization, which results in a more effective and efficient implementation of corporate strategy. The board of directors further believes that this combination is important in unifying our strategy behind a single vision. In addition, we have found that our Chief Executive Officer is the most knowledgeable member of the board of directors regarding risks we may be facing and is able to facilitate the board’s oversight of such risks. We believe this structure provides consistent and effective oversight of our management and the Company and is optimal for us, our operations, stockholders, and investor members.

Code of Ethics

Our Audit Committee adopted a revised Code of Business Conduct and Ethics (the “Code”) on June 13, 2012. The Code is designed to help directors and employees resolve ethical issues encountered in the business environment. The Code covers topics such as conflicts of interest, compliance with laws, fair dealing, protecting our property and confidentiality of our information and encourages the reporting of any behavior not in accordance with the policy or any other areas of concern through our Whistleblower Policy.

Director Attributes

Our goal is to assemble a board of directors that operates cohesively and works with management in a constructive way so as to deliver long term stockholder value. We believe that our directors possess valuable experience necessary to guide our business in the best interests of the stockholders. Our current board of directors consists of individuals with proven records of success in their chosen professions. They all have the highest integrity and a keen intellect. They are collegial yet independent in their thinking, and are committed to the hard work necessary to be informed about the lending industry, our company, and its key constituents including borrowers, investor members, stockholders and management. Most of our directors have expertise in technology, innovation and strategy.

Board Composition and Election of Directors

As of December 31, 2012, our board of directors consisted of seven members, all of whom were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of our stockholders. As discussed above, the board was expanded to eight members with the addition of Mr. Morris in February 2013. The board composition provisions of our voting rights agreement will continue until the agreement terminates in accordance with its terms.

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

Audit Committee

We are not a “listed issuer” as defined under Section 10A-3 of the Exchange Act. Nevertheless, our board of directors approved the formation of an Audit Committee on November 4, 2010. As of March 29, 2013, the members of the Audit Committee are Daniel Ciporin, Jeffrey Crowe, Hans Morris (Chair) and Rebecca Lynn. In addition, the board has determined that Hans Morris is an audit committee financial expert, as that term is defined under the SEC rules.

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

Director Compensation

The following table shows compensation for the nine months ended December 31, 2012 to our directors who were not also named executive officers at the time they received compensation as directors:

Name of Director	Option Awards ($)(1)
Daniel Ciporin	—
Jeffrey Crowe	—
Rebecca Lynn	—
John Mack	26,815	(2)
Mary Meeker	—
Hans Morris	—
Larry Summers	6,295	(3)

(1)	Calculated in accordance with FASB ASC Topic 718.
(2)	Based on 396,383 options to purchase common stock at an exercise price of $0.71 per share, granted on April 11, 2012. One-fourth of such options will vest one year from the effective date of the applicable grant, thereafter, the remaining three-fourths of the options will vest in equal monthly installments over the following thirty-six (36) months, subject to continued service on the Board of Directors.
(3)	Based on 333,106 options to purchase common stock at an exercise price of $2.78 per share, granted on December 13, 2012. One-fourth of such options will vest one year from the effective date of the applicable grant, thereafter, the remaining three-fourths of the options will vest in equal monthly installments over the following thirty-six (36) months, subject to continued service on the Board of Directors.

During the nine months ended December 31, 2012, none of our directors received any cash compensation for services as a member of our board of directors. From time to time, we reimburse certain of our non-employee directors for travel and other expenses incurred in connection with attending our board and audit committee meetings.

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

We also maintain an insurance policy that covers certain liabilities of directors and officers of our Company arising out of claims based on acts or omissions in their capacities as directors or officers.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation earned during the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012 by each of our named executive officers:

Name and Principal Position	Year	Annual Salary ($)	Bonus Paid ($)	Option Awards ($) (1)	All Other Annual Compensation ($)	Total ($)

Renaud Laplanche	2012(2)	216,667	100,000	117,785	—	434,452
Chief Executive Officer (3)	2012	250,000	100,000	90,018	—	440,018

Carrie Dolan	2012(2)	220,833	87,500	50,502	—	358,835
Chief Financial Officer (4)	2012	275,000	87,500	34,259	—	396,759

Scott Sanborn	2012(2)	220,833	90,000	58,940	—	369,773
Chief Marketing Officer (5)	2012	275,000	90,000	55,043	—	420,043

(1)	Calculated in accordance with Financial Accounting Standards Board ASC 718 using a Black-Scholes model for outstanding options to purchase shares of our common stock. The key assumptions used in the Company’s stock option valuation calculation are discussed in Note 13 – Stock-Based Compensation of the Company’s consolidated financial statements.
(2)	Refers to the Transition Period from April 1, 2012 to December 31, 2012.
(3)	Mr. Laplanche received awards of 500,000 stock options in the nine months ended December 31, 2012 with an exercise price of $2.78 per share and 1,320,000 stock options in the fiscal year ended March 31, 2011 with an exercise price of $0.41 per share, which are subject to the terms and conditions of our 2007 plan, as set forth below.
(4)	Ms. Dolan joined the Company on August 16, 2010 as our Chief Financial Officer. Ms. Dolan received awards of 200,000 stock options in the nine months ended December 31, 2012 with an exercise price of $2.78 per share and 666,567 stock options in the fiscal year ended March 31, 2011 with an exercise price of $0.41 per share, which are subject to the terms and conditions of our 2007 plan, as set forth below.
(5)	Mr. Sanborn joined the Company on May 24, 2010 as our Chief Marketing Officer. Mr. Sanborn received awards of 250,000 stock options in the nine months ended December 31, 2012 with an exercise price of $2.78 per share and 799,880 stock options on May 28, 2010, with an exercise price of $0.41, which are subject to the terms and conditions of our 2007 plan, as set forth below.

At December 31, 2012, Mr. Laplanche’s base salary was $300,000 per year and he is eligible to receive an annual performance bonus. Mr. Laplanche has a target bonus opportunity of $150,000, assuming achievement of a series of mutually agreed upon performance milestones set each fiscal year. The amount of Mr. Laplanche’s bonus, if any, shall be determined by the board of directors in its sole discretion. The employment agreement also entitles Mr. Laplanche to receive all customary and usual fringe benefits available to our employees.

At December 31, 2012, Ms. Dolan’s base salary was $300,000 per year and she is eligible to receive an annual performance bonus. Ms. Dolan has a target bonus opportunity of $100,000, with the ability to earn up to 150% assuming achievement of or exceeding a series of mutually agreed upon performance objectives set each fiscal year. The employment agreement also entitles Ms. Dolan to receive all customary and usual fringe benefits available to our employees.

At December 31, 2012, Mr. Sanborn’s base salary was $300,000 per year and he is eligible to receive an annual performance bonus. Mr. Sanborn has a target bonus opportunity of $100,000, assuming achievement of a series of mutually agreed upon performance objectives set each fiscal year. The employment agreement also entitles Mr. Sanborn to receive all customary and usual fringe benefits available to our employees.

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

Outstanding Equity Awards

The following table sets forth certain information regarding outstanding equity awards granted to our executive officers that remain outstanding as of December 31, 2012.

Name and Principal Position	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Renaud Laplanche	10/16/2012	(1)	31,250	468,750	2.78	10/16/2022
	5/28/2010	(2)	907,500	412,500	0.41	5/28/2020
Carrie Dolan	10/16/2012	(1)	12,500	187,500	2.78	10/16/2022
	2/23/2011	(3)	301,604	249,263	0.41	2/23/2021
Scott Sanborn	10/16/2012	(1)	15,625	234,375	2.78	10/16/2022
	5/28/2010	(2)	119,451	299,955	0.41	5/28/2020

(1)	25% of these options vest over the first four quarters beginning January 1, 2013, with the remainder vesting ratably over the following 12 calendar quarters.
(2)	25% of these options vested on April 1, 2011, with the remainder vesting ratably over the following 12 calendar quarters.
(3)	25% of these options vested on August 16, 2011, with the remainder vesting ratably over the following 12 calendar quarters.

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

Share Reserve. As of December 31, 2012, an aggregate of 14,059,948 options to purchase our common stock are authorized for issuance under our 2007 plan of which 10,255,223 options are outstanding, 2,859,174 options have been exercised, 3,855,198 options have been forfeited, and the remainder of 945,551 options are available for grant. Shares of our common stock subject to options and other stock awards that have expired or otherwise terminate under the 2007 plan without having been exercised in full again will become available for grant under the plan. Shares of our common stock issued under the 2007 plan may include previously unissued shares or reacquired shares bought on the market or otherwise.

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

On January 30, 2012, in recognition for Mr. Simon Williams service as a board member during the period from November 1, 2010 to October 31, 2011, the board of directors approved the acceleration of vesting of 25% of the options (74,988 shares) granted to Mr. Williams.

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

In December 2012, in conjunction with his appointment to the board of directors, Mr. Larry H. Summers was granted an option to purchase 333,106 shares of the Company’s common stock at an exercise price of $2.78 per share. These options will vest quarterly, with an initial one year cliff, over a four year period, and will become exercisable in full in the fourth anniversary of the date of the grant, provided that he remains in continuous service as a director through that date.

In February 2013, in conjunction with his appointment to the board of directors, Mr. Hans Morris was granted an option to purchase 165,000 shares of the Company’s common stock at an exercise price of $2.78 per share. These options will vest quarterly, with an initial one year cliff, over a four year period, and will become exercisable in full in the fourth anniversary of the date of the grant, provided that he remains in continuous service as a director through that date.

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

For the purposes of Reorganization, the option shall be considered assumed if, following consummation of the Reorganization Event, the option confers the right to purchase or receive, for each share of optioned stock subject to the option immediately prior to the Reorganization Event, the consideration (whether stock, cash, or other securities or property) received in the Reorganization Event by holders of the common stock for each share held immediately prior to the consummation of the Reorganization Event (and if holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding shares). If such consideration received in the Reorganization Event is not solely common stock of the successor corporation or a parent or subsidiary thereof, then the Administrator may, with the consent of the successor corporation, provide for the consideration to be received upon the exercise of the option for each share of the optioned stock subject to the option to be solely common stock of the successor corporation or a parent or subsidiary thereof equal in fair market value to the per share consideration received by holders of common stock in the Reorganization Event, and in such case such options shall be considered assumed for the purposes of a Reorganization.

A “Reorganization Event” is defined as: (i) a merger or consolidation of LendingClub with or into another entity, as a result of which all of our common stock is converted into or exchanged for the right to receive cash, securities or other property; or (ii) any exchange of all of our common stock for cash, securities or other property pursuant to a share exchange transaction.

401(k) Plan

We have maintained through our payroll and benefits service provider, a defined contribution employee retirement plan for our employees. The plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code, as amended, so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. The 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit, which is $17,000 for 2012. Participants who are at least 50 years old can also make “catch-up” contributions, which may be up to an additional $5,500 above the statutory limit. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. LendingClub’s 401(k) plan does not provide for matching employee contributions. Effective March 1, 2013, we withdrew from the 401(k) plan of our payroll and benefits provider to establish a substantially identical plan sponsored by the Company directly.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2012, by:

•	each of our directors;

•	each of our named executive officers;

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after December 31, 2012. Except as otherwise indicated in the footnotes to the table below, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 72,628,502 shares of common stock outstanding as of December 31, 2012, assuming the conversion of all of our outstanding convertible preferred stock.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of capital stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2012. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners are in care of LendingClub, 71 Stevenson St., Suite 300, San Francisco, CA 94105.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Directors and Executive Officers
Daniel Ciporin (1)	14,185,890	19.5
Jeffrey Crowe (2)	14,185,890	19.5
Rebecca Lynn (3)	11,689,823	16.1
John Mack	—		*
Mary Meeker (4)	3,571,428	4.9
Hans Morris	—
Lawrence Summers	—		*
Renaud Laplanche (5)	5,077,669	7.0
Chaomei Chen	—		*
Carrie Dolan (6)	389,104		*
John MacIlwaine	—		*
Scott Sanborn (7)	185,068		*

All executive officers and directors as a group	49,284,872	67.9

(1)	Includes: (a) 9,568 shares of common stock and 248,102 shares of convertible preferred stock held by Mr. Ciporin, and (b) 13,810,849 shares of convertible preferred stock and warrants exercisable for 117,371 shares of Series A preferred stock held by Canaan VII L.P. Mr. Ciporin is a Venture Partner with Canaan Partners, which is affiliated with Canaan VII, L.P., and disclaims beneficial ownership of such shares held by Canaan VII, L.P. except to the extent of his pecuniary interest therein.
(2)	Includes 14,068,519 shares of convertible preferred stock and warrants exercisable for 117,371 shares of Series A preferred stock held by Norwest Venture Partners X, L.P. Mr. Crowe is a General Partner with Norwest Venture Partners, which is affiliated with Norwest Venture Partners X, L.P., and disclaims ownership of such shares held by Norwest Venture Partners X, L.P. except to the extent of his pecuniary interest therein.
(3)	Includes 11,689,823 shares of convertible preferred stock held by Morgenthaler Venture Partners IX, L.P. Ms. Lynn is a Partner of Morgenthaler Ventures, an affiliate of Morgenthaler Venture Partners IX, L.P. Ms. Lynn disclaims beneficial ownership of such shares held by Morgenthaler Ventures, an affiliate of Morgenthaler Venture Partners IX, L.P. except to the extent of her pecuniary interest therein.
(4)	Ms. Meeker’s total shares beneficially owned include 904,935 shares of common stock and 2,666,493 shares of convertible preferred stock held by KPCB Holdings, Inc., as nominee. The shares are held for convenience in the name of “KPCB Holdings, Inc., as nominee” for the account of KPCB Digital Growth Fund, LLC and KPCB DGF Founders Fund, LLC (the “Funds”). Ms. Meeker is a managing member of KPCB DGF Associates, LLC, the managing member of the Funds. Ms. Meeker disclaims beneficial ownership of such shares held by KPCB Holdings, Inc., as nominee, and the Funds, except to the extent of her pecuniary interest therein.
(5)	Mr. Laplanche’s total shares beneficially owned include 4,138,919 shares of common stock that are subject to a stock restriction agreement entered into between the Company and Mr. Laplanche on August 21, 2007. In accordance with this agreement, these shares vested as to 1,088,750 shares on the date of the agreement, and the remainder vests monthly over 36 months. As of December 31, 2012, all shares were vested. Mr. Laplanche’s total shares beneficially owned also includes 938,750 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from December 31, 2012.
(6)	Includes 314,104 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from December 31, 2012.
(7)	Includes 185,068 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from December 31, 2012.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders
Norwest Venture Partners X, L.P. (1)	14,185,890	19.5%
Canaan VII, L.P. (2)	14,185,890	19.5%
Morgenthaler Venture Partners IX, L.P. (3)	11,689,823	16.1%
Foundation Capital VI, L.P. (4)	7,488,443	10.3%
Renaud Laplanche (5)	5,077,669	7.0%

All 5% Stockholders as a group	52,627,715	72.4%

(1)	Includes 14,068,519 shares of convertible preferred stock and warrants exercisable for 117,371 shares of Series A preferred stock held by Norwest Venture Partners X, L.P. The general partner of Norwest Venture Partners X, L.P. is Genesis VC Partners X LLC. The managing members of Genesis VC Partners X, LLC are Promod Haque and George Still. Each of these individuals exercises shared voting and investment power over the shares held of record by Norwest Venture Partners X, L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Norwest Venture Partners X, L.P. is 525 University Avenue, Suite 800, Palo Alto, CA 94301-1922.
(2)	Includes: (a) 13,810,849 shares of convertible preferred stock and warrants exercisable for 117,371 shares of Series A preferred stock held by Canaan VII, L.P, and (b) 248,102 shares of convertible preferred stock and 9,568 common stock held by Mr. Ciporin. Mr. Ciporin is a Venture Partner with Canaan Partners, which is affiliated with Canaan VII, L.P., and disclaims beneficial ownership of such shares held by Canaan VII L.P. except to the extent of his pecuniary interest therein. The general partner of Canaan VII, L.P. is Canaan Partners VII LLC. The managers of Canaan Partners VII LLC are Brenton K. Ahrens, John V. Balen, Wende S. Hutton, Maha S. Ibrahim, Deepak Kamra, Gregory Kopchinsky, Seth A. Rudnick, Guy M. Russo and Eric A. Young. Each of these individuals exercises shared voting and investment power over the shares held of record by Canaan VII LP and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Canaan VII, L.P. is 285 Riverside Avenue, Suite 250, Westport, CT 06880.
(3)	The general partner of Morgenthaler Venture Partners IX, L.P. is Morgenthaler Management Partners IX, LLC. The managing members of Morgenthaler Management Partners IX, LLC are Robert C. Bellas, James W. Broderick, Ralph E. Christoffersen, Rebecca Lynn, Gary J. Morgenthaler, Theodore A. Laufik, Gary R. Little, Robert D. Pavey and Henry A. Plain. Each of these individuals exercises shared voting and investment power over the shares held of record by Morgenthaler Venture Partners IX, L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Morgenthaler Venture Partners IX, L.P. is 2710 Sand Hill Road, Suite 100, Menlo Park, CA 94025.
(4)	William B. Elmore, Adam Grosser, Paul R. Holland, Paul G. Koontz, Michael N. Schuh, Warren M. Weiss, Richard A. Redelfs, Ashmeet S. Sidana, and Charles P. Moldow are Managers of Foundation Capital Management Co. VI, LLC (“FCM6”), which serves as the sole manager of Foundation Capital VI, L.P. (“FC6”) and Foundation Capital VI Principals Fund, LLC (“FC6P”). FCM6 exercises sole voting and investment power over the shares owned by FC6 and FC6P. As managers of FCM6, Messrs. Elmore, Grosser, Holland, Koontz, Schuh, Weiss, Redelfs, Sidana, and Moldow are deemed to share voting and investment powers over the shares held by FC6 and FC6P. Each member of the group disclaims beneficial ownership of the reported securities except to the extent of their pecuniary interest therein.
(5)	Mr. Laplanche’s total shares beneficially owned include 4,138,919 shares of common stock that are subject to a stock restriction agreement entered into between the Company and Mr. Laplanche on August 21, 2007. In accordance with this agreement, these shares vested as to 1,088,750 shares on the date of the agreement, and the remainder vests monthly over 36 months. As of December 31, 2012, all shares were vested. Mr. Laplanche’s total shares beneficially owned also includes 938,750 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from December 31, 2012.

The following table sets forth information, as of December 31, 2012, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by stockholders:
LendingClub 2007 Stock Incentive Plan, as amended	10,255,222	(1)	$1.19	945,551	(2)

All stockholder approved plans	10,255,222		$1.19	945,551

Equity compensation plans not approved by stockholders:
None	—			—

All non-stockholder approved plans	—			—

Total	10,255,222		$1.19	945,551

(1)	Represents shares of common stock underlying options granted under our Amended 2007 Stock Incentive Plan.
(2)	Represents shares of common stock authorized for issuance under our Amended 2007 Stock Incentive Plan.

During the nine months ended December 31, 2012, stockholders approved 1,500,000 additional options for future issuance under the 2007 Stock Incentive Plan.

The information set forth in Note 13 – Stock-Based Compensation to the Notes to Consolidated Financial Statements below is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

LendingClub Platform Participation

Our executive officers, directors and certain affiliates, have opened investor member accounts with LendingClub and have made deposits and withdrawals to their accounts, and funded portions of borrowers’ loan requests from time to time in the past via purchases of Notes and Certificates, and may do so in the future.

Financing Arrangements with Significant Stockholders

In the period August 2007 to September 2011, we issued and sold to investors an aggregate of 15,749,674 shares of Series A convertible preferred stock for aggregate consideration of $16.8 million.

In March 2009, we issued 16,036,346 shares of Series B convertible preferred stock for aggregate cash consideration of $12.0 million.

In connection with the convertible note issuances, we also issued warrants to purchase a number of shares of our convertible preferred stock. At March 31, 2012, we have issued warrants to purchase 1,256,601 shares of our Series A convertible preferred stock and 374,180 shares of our Series B convertible preferred stock.

In April 2010, we issued 15,621,609 shares of Series C convertible preferred stock for aggregate cash consideration of $24.5 million. In 2011 and 2012, we issued an aggregate of 9,007,678 shares of Series D convertible preferred stock for aggregate cash consideration of $32.0 million. In June 2012 we issued a total of 2,500,000 shares of Series E convertible preferred stock for aggregate cash consideration of $17.5 million.

The participants in these convertible preferred stock financings included the following holders of more than 5% of our voting securities or entities affiliated with them. The following table presents the number of shares issued to these related parties in these financings:

	As of December 31, 2012
Participants	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Series E Convertible Preferred Stock

Norwest Venture Partners X, L.P.	6,955,200	3,091,663	3,112,840	908,816	—
Canaan VII, L.P. (1)	6,997,452	3,046,057	3,055,431	960,011	—
Morgenthaler Venture Partners IX, L.P.	—	9,354,536	1,913,631	421,656	—
Foundation Capital VI, L.P. (2)	—	71,429	6,665,816	751,198	—

	13,952,652	15,563,685	14,747,718	3,041,681	—

(1)	Includes 146,580 shares of Series A, 45,691 shares of Series B, 45,831 shares of Series C and 10,000 shares of Series D convertible preferred stock, respectively, purchased by Daniel T. Ciporin. Mr. Ciporin is a Venture Partner with Canaan Partners, which is affiliated with Canaan VII L.P. Additionally, in December 3012, Mr. Daniel T. Ciporin, a Venture Partner with Canaan Partners, exercised certain warrants and was issued (i) 9,568 shares of our common stock at $1.5677 per share, and (ii) 28,168 shares of our Series A Convertible Preferred Stock at $1.065 per share.
(2)	Includes 71,429 shares of Series B, 73,657 shares of Series C and 8,301 shares of Series D convertible preferred stock, respectively, purchased by Foundation Capital Principals Fund. Additionally, in December 2012, Charles Moldow, a Venture Partner with Foundation Capital, exercised warrants and was issued 5,741 shares of our common stock.

Under the terms of the amended and restated voting agreement, dated June 1, 2012, certain investors in our convertible preferred stock, including KPCB Holding, Inc., as nominee (“KPCB”), Norwest Venture Partners X, LP (“Norwest”), Canaan VII, LP (“Canaan”) and Morgenthaler Venture Partners IX, LP (“Morgenthaler”) have each agreed, subject to maintaining certain ownership levels, to exercise their voting rights so as to elect one designee of Norwest, one designee of Canaan, one designee of Morgenthaler, and Mary Meeker of KPCB to our board of directors, as well as our chief executive officer. Neither Foundation Capital nor Union Square Ventures Opportunity Fund, LP have the right to designate a member of our board of directors.

Under the terms of the amended and restated investor rights agreement, dated June 1, 2012, the holders of a majority of the registrable securities of the Company have the right to demand that we file a registration statement under the Securities Act, so long as the anticipated aggregate offering price, net of underwriting discounts and commissions, would exceed $10,000,000. These registration rights are subject to specified conditions and limitations. In addition, the Company is required to notify all holders of registrable securities in writing at least fifteen days prior to the filing of any registration statement under the Securities Act for purposes of a public offering of securities of the Company.

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

Indemnification Agreements

Our amended and restated certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into separate indemnification agreements with each of our directors and Renaud Laplanche, Chaomei Chen, Carrie L. Dolan, John MacIlwaine and Scott Sanborn. For more information regarding these agreements, see “Item 10. Directors, Executive Officers, and Corporate Governance – Limitations on Officers’ and Directors’ Liability and Indemnification Agreements.”

Director Independence

For information regarding director independence, see “Item 10. Directors, Executive Officers, Corporate Governance – Director Independence.”

Principal Accounting Fees and Services

The following table presents the aggregate fees billed (or expected to be billed) by Grant Thornton LLP, our independent registered public accounting firm for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012 (in thousands):

	Nine Months Ended December 31, 2012	Year Ended March 31, 2012
Audit fees (1)	$335	$330
Audit-related fees	10	33
Tax fees	—	2
All other fees	66	48

Total Fees	$411	$413

(1)	Represents fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements, and other audit related matters that arose during the audit.

The board of directors approves all audit and non-audit services to be provided by the independent registered public accountants. During the nine months ended December 31, 2012, all of the services provided by Grant Thornton LLP were pre-approved by the board of directors in accordance with this policy.

PART IV

Item 14. Exhibits and Financial Statement Schedule

See “Index to Consolidated Financial Statements” below.

Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference.

LendingClub Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

LendingClub Corporation

We have audited the accompanying consolidated balance sheets of LendingClub Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and March 31, 2012, and the related consolidated statements of operations, preferred stock and stockholders’ deficit and cash flows for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LendingClub Corporation and subsidiaries as of December 31, 2012 and March 31, 2012, and the results of their operations and their cash flows for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

San Francisco, California

April 1, 2013

LendingClub Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2012	March 31, 2012	December 31, 2011
			(unaudited)
ASSETS
Cash and cash equivalents	$52,551	$31,244	$24,712
Restricted cash	7,484	4,862	4,022
Member Loans at fair value (includes $396,081, $92,693 and $55,430 from consolidated Trust, respectively)	781,215	360,293	293,555
Member Loans at amortized cost, net of allowances for loan losses	—	2,298	2,545
Accrued interest receivable (includes $2,023, $574, $310 from consolidated Trust, respectively)	5,521	2,351	314
Prepaid expenses and other assets	1,785	801	613
Property and equipment, net	1,578	525	398
Deposits	696	956	638

Total Assets	$850,830	$403,330	$326,797

LIABILITIES
Accounts payable	$1,210	$880	$753
Accrued interest payable (includes $2,023, $574 and $310 from consolidated Trust, respectively)	6,678	2,608	310
Accrued expenses and other liabilities	3,366	1,808	1,643
Payable to member lenders	2,050	533	—
Notes and Certificates, at fair value (includes $396,081, $92,693, and $55,430 from consolidated Trust, respectively)	785,316	360,800	290,768
Loans payable, net of debt discount	—	364	788

Total Liabilities	798,620	366,993	294,262

Commitments and contingencies (see Note 17)
PREFERRED STOCK
Preferred stock	$103,023	$84,806	$78,763
STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value; 90,000,000, 100,000,000 and 80,000,000 shares authorized at December 31, 2012, March 31, 2012 and December 31, 2011, respectively; 11,291,862, 9,111,246, and 8,863,509 shares issued and outstanding at December 31, 2012, March 31, 2012, and December 31, 2011, respectively.	$123	$91	$89
Additional paid-in capital	6,713	4,839	4,458
Treasury stock (17,640 shares held at December 31, 2012)	(12)	—	—
Accumulated deficit	(57,637)	(53,399)	(50,775)

Total Stockholders’ Deficit	(50,813)	(48,469)	(46,228)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$850,830	$403,330	$326,797

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except share and per share data)

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	March 31,
	2012	2011	2012
		(unaudited)
Non-Interest Revenue:
Origination fees on Member Loans at fair value	$26,013	$9,122	$13,701
Servicing fees on Notes at fair value	1,474	783	1,222
Other revenue	1,440	512	613

Total Non-Interest Revenue	28,927	10,417	15,536

Interest income:
Member Loans at fair value	56,683	19,460	31,912
Member Loans at amortized cost, net	146	525	724
Cash and cash equivalents	32	15	24

Total interest income	56,861	20,000	32,660

Interest expense:
Notes and Certificates at fair value	(56,631)	(19,291)	(31,777)
Loans payable	(11)	(222)	(253)

Total interest expense	(56,642)	(19,513)	(32,030)

Net Interest Income	219	487	630
(Provision) Credit for loan losses on Member Loans at amortized cost	42	(360)	(368)
Fair valuation adjustments, Member Loans at fair value	(18,775)	(1,938)	(6,732)
Fair valuation adjustments, Notes and Certificates	18,180	1,977	6,731

Net Interest Income/(expense) after provision for loan losses and fair value adjustments	(334)	166	261

Total Net Revenue	28,593	10,583	15,797

Operating expenses:
Sales, marketing and customer service	(20,857)	(12,737)	(17,669)
Engineering	(3,994)	(1,850)	(2,712)
General and administrative	(7,980)	(5,316)	(7,360)

Total Operating Expenses	(32,831)	(19,903)	(27,741)

Loss before provision for income taxes	(4,238)	(9,320)	(11,944)
Provision for income taxes	—	—	—

Net loss	$(4,238)	$(9,320)	$(11,944)

Net loss attributable to common stockholders	$(4,238)	$(9,320)	$(11,944)

Basic and diluted net loss per share	$(0.41)	$(1.07)	$(1.36)
Weighted-average shares of common stock used in computing basic and diluted net loss per share	10,339,919	8,723,292	8,781,407

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Preferred Stock and Stockholders’ Deficit

(in thousands, except share data)

										Total
										Preferred Stock
	Series A, B, C, D, E Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’	and Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit	Deficit
Balances, March 31, 2011	47,398,240	$52,850	8,571,573	$86	$4,026	—	$—	$(41,455)	$(37,343)	$15,507
Exercise of warrants to purchase Series A convertible preferred stock	9,389	10	—	—	—	—	—	—	—	10
Issuance of Series D convertible preferred stock for cash (net of issuance costs of $96)	9,007,678	31,946	—	—	—	—	—	—	—	31,946
Stock-based compensation	—	—	—	—	641	—	—	—	641	641
Issuance of common stock warrants	—	—	—	—	19	—	—	—	19	19
Issuance of common stock upon exercise of options	—	—	539,673	5	153	—	—	—	158	158
Net loss	—	—	—	—	—	—	—	(11,944)	(11,944)	(11,944)

Balances, March 31, 2012	56,415,307	84,806	9,111,246	91	4,839	—	—	(53,399)	(48,469)	36,337

Exercise of warrants to purchase Series A convertible preferred stock	568,073	606	—	—		—	—	—		606
Exercise of warrants to purchase Series B convertible preferred stock	357,978	267	—	—	(102)	—	—	—	(102)	165
Exercise of warrants to purchase common stock	—	—	21,688	10	24	—	—	—	34	34
Issuance of Series E convertible preferred stock for cash (net of issuance costs of $153)	2,500,000	17,344	—	—	—	—	—	—	—	17,344
Stock-based compensation	—	—	—	—	1,110	—	—	—	1,110	1,110
Issuance of common stock upon exercise of options	—	—	2,158,928	22	842	—	—	—	864	864
Repurchase of stock	—	—	—	—		(17,640)	(12)	—	(12)	(12)
Net loss	—	—	—	—	—	—	—	(4,238)	(4,238)	(4,238)

Balances, December 31, 2012	59,841,358	$103,023	11,291,862	$123	$6,713	(17,640)	$(12)	$(57,637)	$(50,813)	$52,210

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	March 31,
	2012	2011	2012
		(unaudited)
Cash flows from operating activities:
Net loss	$(4,238)	$(9,320)	$(11,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of net deferred loan fees and costs	(84)	(106)	(112)
Amortization of debt discounts	5	78	93
Provision/(credit) for loan losses	(42)	360	368
Fair value adjustments, net	595	(39)	1
Stock based compensation expense	1,110	338	641
Depreciation and amortization	236	101	150
Gain on sale of Member Loans	(329)	—	—
Other, net	(40)	(7)	(3)
Changes in operating assets and liabilities
Accrued interest receivable	(3,170)	(314)	(2,351)
Prepaid expenses and other assets	(984)	(440)	(610)
Deposits	260	(580)	(898)
Accounts payable	330	493	620
Accrued interest payable and other liabilities	4,070	310	2,604
Accrued expenses	1,558	193	357
Payable to member lenders	1,517	—	533

Net cash provided by (used in) operating activities	794	(8,933)	(10,551)

Cash flows from investing activities:
Originations of Member Loans at fair value	(608,241)	(210,358)	(320,014)
Originations of Member Loans at amortized cost, net	—	(1,064)	(1,064)
Repayment of Member Loans at fair value	160,787	67,184	105,306
Repayment of Member Loans at amortized cost	346	1,177	1,349
Proceeds from sale of Member Loans	9,947	—	—
Proceeds from sale of charged-off Member Loans at fair value	247	—	—
Proceeds from sale of charged-off Member Loans at amortized cost	22	—	—
Net change in restricted cash	(2,622)	(3,160)	(4,000)
Purchase of property and equipment, net	(1,302)	(284)	(383)

Net cash used in investing activities	(440,816)	(146,505)	(218,806)

Cash flows from financing activities:
Proceeds from issuance of Notes and Certificates at fair value	606,862	210,487	319,704
Payments on Notes and Certificates at fair value	(163,946)	(67,520)	(101,950)
Payments on charged-off Notes and Certificates at fair value	(219)	—	—
Payments on loans payable	(370)	(2,162)	(2,602)
Proceeds from exercise of warrants to acquire Series A convertible preferred stock	606	10	10
Proceeds from exercise of warrants to acquire Series B convertible preferred stock	166	—	—
Proceeds from exercise of warrants to acquire common stock	34	—	—
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	—	25,903	31,945
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	17,344	—	—
Proceed from issuance of common stock	864	96	158
Repurchase of common stock	(12)	—	—

Net cash provided by financing activities	461,329	166,814	247,265

Net increase in cash and cash equivalents	21,307	11,376	17,908
Cash and cash equivalents, beginning of period	31,244	13,336	13,336

Cash and cash equivalents, end of period	$52,551	$24,712	$31,244

Supplemental disclosure of cash flow information:
Cash paid for interest	$52,511	$18,312	$28,063
Reclassification of Member Loans at amortized cost to Member Loans held at fair value	2,109	2,347	2,345
Noncash exercise of Preferred Stock B warrants	102	—	—

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation And Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Year Ended March 31, 2012 and Nine Months Ended

December 31, 2012 and Nine Months Ended December 31, 2011 (Unaudited)

1. Nature of Organization

Organization and Operation

LendingClub Corporation (“we”, “us”, “our”, “the Company”) is an online marketplace that facilitates loans to l qualified borrowers and investments from qualified investors. We were incorporated in Delaware in October 2006, and in May 2007, we began operations. We expanded our operations in August 2007 with the launch of our public website, www.lendingclub.com. Pursuant to a public offering of Member Payment Dependent Notes (“Notes”), self-directed investors have the opportunity to purchase, directly on our website, Notes issued by us, with each series of Notes corresponding to an individual Member Loan facilitated through our platform. The Notes are unsecured, are dependent for payment on the related Member Loan and offer interest rates and credit characteristics that the investors find attractive.

In addition to the direct offering to investors, the Company’s wholly-owned subsidiary, LC Advisors, LLC (“LCA”), a registered investment adviser, acts as the general partner for certain privately offered funds (the “Funds”) and advisor to certain privately offered separately managed accounts (“SMAs”). In connection with the private offerings, the Company established LC Trust I (“Trust”), a Delaware business trust in February 2011 to acquire and hold Member Loans for the sole benefit of investors that purchase through Trust Certificates (“Certificates”) issued by the Trust and which are related to the underlying Member Loans. Private investors each purchase a Certificate from the Trust and the Trust uses these proceeds to acquire and hold Member Loans for the sole benefit of the Certificate holder. The Certificates can only be settled with cash flows from the underlying Member Loans and Certificate holder does not have recourse to the general credit or other assets of the Trust, Company, borrower members or other investors.

All Member Loans are unsecured obligations of individual borrower members with fixed interest rates, three-year or five-year maturities, minimum amounts of $1,000 and maximum amounts up to $35,000. The Member Loans are posted on our website pursuant to a program agreement with WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, approved loans are funded and issued by WebBank and sold to us after closing. As a part of operating our platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of Member Loans. Also, after acquiring the Member Loans from WebBank, we service the Member Loans on an ongoing basis.

We pay WebBank a monthly service fee based on the amount of loans issued by WebBank in each month, subject to a minimum monthly fee.

2. Summary of Significant Accounting Policies

Change in Fiscal Year

On December 19, 2012, our Board of Directors approved a change in our fiscal year-end from March 31 to December 31. The change was effective as of December 31, 2012. We are filing the accompanying consolidated financial statements in connection with a transition report filed with the Securities and Exchange Commission (“SEC”) which covers the nine month period beginning April 1, 2012 and ending December 31, 2012 (the “Transition Period”), the audited comparable period ending December 31, 2011 and the historical activities of the periods ended March 31, 2012. Our next fiscal year will cover the period from January 1, 2013 through December 31, 2013.

Unaudited Interim Consolidated Financial Information

The accompanying interim consolidated balance sheet as of December 31, 2011, and the consolidated statements of operations and cash flows for the nine months ended December 31, 2011and the related footnote disclosures are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our statement of financial position as of December 31, 2011 and our consolidated results of operations and our cash flows for the nine months ended December 31, 2011. The results for the nine months ended December 31, 2011 are not necessarily indicative of the results expected for the full fiscal year or for any other future annual or interim period.

Consolidation Policies

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, LCA, a registered investment adviser, and the Trust, a Delaware business trust. In determining whether to consolidate an entity, the Company’s policy is to consider: (i) whether the Company has an equity investment or ownership interest in an entity that is greater than 50% and control over significant operating, financial and investing decisions of that entity; or (ii) for variable interest entities (VIE’s) in which the Company has an equity investment, whether the Company is the primary beneficiary of the VIE as a result of a controlling financial interest in the VIE. A controlling financial interest in a VIE exists if the Company has both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and an economic interest in the VIE, which could be in the form of the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.

LCA is wholly-owned by the Company; the Company consolidates LCA’s operations and all intercompany accounts have been eliminated. The Certificates may only be settled with cash flows from the underlying Member Loans held by the Trust consistent with the member payment dependent design of the Notes; Certificate holders do not have recourse to the general credit of the Trust, Company, borrower members, or other investors.

The Trust acquires portions of Member Loans from the Company and holds them for the sole benefit of specific investors that purchase Certificates issued by the Trust and which are related to underlying Member Loans.

The Company’s capital contributions to the Trust have been insufficient to allow the Trust to finance its purchase of any significant amount of Member Loans without the issuance of Certificates to investors. The Trust’s low capitalization levels and structure, wherein investors’ hold beneficial interests in Member Loans via the Certificates, qualifies the Trust as a VIE. The Company believes it is the primary beneficiary of the Trust because of its controlling financial interest in the Trust. The Company performs or directs activities that significantly affect the Trust’s economic performance via (i) operation of the platform that enables borrowers to apply for Member Loans purchased by the Trust; (ii) credit underwriting and servicing of Member Loans purchased by the Trust and, (iii) LCA’s role to source investors that ultimately purchase Certificates that supply the funds for the Trust to purchase Member Loans. Collectively, the activities of the Company, LCA and Trust described above allow the Company to fund more Member Loans and to collect the related loan origination fees, and for LCA to collect the management fees on the investors’ capital used to purchase Trust Certificates, than would be the case without the existence of the Trust. Therefore, the Company receives significant economic benefits from the existence and activities conducted by the Trust. The Company has determined that the Trust meets the consolidation requirements. All intercompany transactions and accounts between the Company, the trust, and LCA have been eliminated.

Liquidity

We have incurred operating losses since our inception. For the nine months ended December 31, 2012, we incurred a net loss of $4.2 million and for the fiscal year ended March 31, 2012, we incurred a net loss of $11.9 million. Additionally, we have an accumulated deficit of $57.6 million and a total stockholders’ deficit of $50.8 million, each as of December 31, 2012.

Historically, we have financed our operations through debt and equity financing from various sources. For the nine months ended December 31, 2012 we had positive cash flows from operations of $0.8 million. As of December 31, 2012 we had $52.6 million of unrestricted cash and cash equivalents. Our current operating plan calls for continued investments in sales, technology, development, security, underwriting, credit processing and marketing. If our assumptions regarding growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth, and we may consume our current liquidity resources.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (i) revenue recognition; (ii) fair value determinations; (iii) allowance for loan losses; (iv) share-based compensation; and, (v) provision for income taxes, net of valuation allowance for deferred tax assets. These estimates and assumptions are inherently subjective in nature, actual results may differ from these estimates and assumptions, and the differences could be material.

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

Member Loans

All Member Loans originated from April 7, 2008 through November 2012, have been held for investment on our balance sheet based on management’s intent and ability to hold such loans for the foreseeable future or to maturity. Beginning December 2012, certain Member Loans have been originated and designated as “Held for Sale”, in addition to Member Loans originated to be held for investment.

Beginning October 13, 2008, Member Loans were able to be financed by Notes issued by us to investors, and the majority of Member Loans originated since that date have been financed in that manner. These Notes are special limited recourse obligations of LendingClub, in that LendingClub has no obligation to make a payment on a Note until LendingClub receives a payment from the underlying member borrower. Each series of Notes corresponds to a single corresponding Member Loan facilitated through our platform and the payments to investors in the Notes are directly dependent on the timing and amounts of payments received on the related Member Loan. If we do not receive a payment on the Member Loan, we are not obligated to and will not make any payments on the corresponding Notes. In conjunction with this financing structure effective as of October 13, 2008, we adopted the provisions of FASB ASC 825-10, which permits companies to choose to measure certain financial instruments and certain other items at fair value. Accordingly, since October 13, 2008, we have elected the fair value option for Member Loan originations that were financed by Notes (“Member Loans at fair value”) and also for the related Notes. Since March 2011, we have also elected the fair value option for all Member Loan originations financed by Certificates and the related Certificates. The estimated unrealized gains and losses on financial instruments for which the fair value option has been elected are reported in earnings.

We facilitate the origination of some Member Loans and finance them ourselves, with sources of funds other than Notes and Certificates, to ensure sufficient financing for loans desired by our borrower members. We receive the same terms on Member Loans that we finance as the terms received by other Note investors. Funds to finance such Member Loan originations were obtained through our borrowings under loan facilities with various entities (see Note 9 – Loans Payable) and issuance of various series of preferred stock (see Note 11 – Preferred Stock). Member Loan originations through September 30, 2011, that were financed by us with sources of funds other than Notes and Certificates are carried at amortized cost, reduced by a valuation allowance for loan losses incurred as of the balance sheet date (“Member Loans at amortized cost”). The amortized cost of such Member Loans includes their unpaid principal balance net of unearned income, which is comprised of origination fees charged to borrower members and offset by our incremental direct origination costs for the loans. Unearned income is amortized ratably over the Member Loan’s contractual life using a method that approximates the effective interest method. All Member Loan originations after September 30, 2011 are accounted for at fair value.

Member Loans at Fair Value and Notes and Certificates at Fair Value

The aggregate fair values of the Member Loans at fair value and Notes and Certificates at fair value are reported as separate line items in the assets and liabilities sections of our consolidated balance sheets using the methods and disclosures related to fair value accounting that are described in FASB ASC 820.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in the fair value of the Member Loans at fair value and Notes and Certificates at fair value are recognized, on a gross basis, in earnings.

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

Since observable market prices and inputs are not available for similar assets and liabilities, the Member Loans at fair value and Notes and Certificates at fair value are considered Level 3 financial instruments. We estimated the fair values of Member Loans and their related Notes and Certificates using a discounted cash flow valuation methodology. The estimated fair value of Member Loans is computed by projecting the future contractual cash flows to be received on the loans, adjusting those cash flows for our expectations of prepayments (if significant) and defaults and losses over the life of the loans, and recoveries, if any. We then discount those projected net cash flows to a present value, which is the estimated fair value. Our expectation of future defaults and losses on loans is based on analyses of actual defaults and losses that occurred on the various credit grades of Member Loans over the past several years. Expected recoveries reflect actual historical recovery experience for the various types of defaulted loans and the contractual arrangements with collection agencies. The discount rates for the projected net cash flows of the Member Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Member Loans.

LendingClub’s and the Trust’s obligation to pay principal and interest on any Note and Certificate (as applicable) is equal to the pro-rata portion of the payments, if any, received on the related Member Loan at fair value. The gross effective interest rate associated with a Note and a Certificate is the same as the interest rate earned on the related Member Loan. At December 31, 2012, the discounted cash flow methodology used to estimate the Notes’ and Certificates’ fair values uses the same projected net cash flows as their related Member Loans. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return, including risk premiums (if significant) that investors in unsecured consumer credit obligations would require when investing in Notes issued by LendingClub and Certificates issued by the Trust with cash flows dependent on specific credit grades of Member Loans.

For additional discussion on this topic, including the adjustments to the estimated fair values of Loans at fair value and Notes at fair value, as discussed above, see Note 5 – Member Loans at Fair Value and Notes and Certificates at Fair Value.

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

Allowance for Loan Losses

For Member Loans funded directly by LendingClub, we may incur losses if borrower members fail to pay their monthly scheduled loan payments. The allowance for loan losses applies only to Member Loans at amortized cost and is a valuation allowance that is established as losses are estimated to have occurred at the balance sheet date through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Because the principal balance of Member Loans at amortized cost at December, 31, 2012 was zero, the allowance for loan losses at December 31, 2012 was also zero. The allowance for loan losses at March 31, 2012 was $0.2 million.

The allowance for loan losses was evaluated on a periodic basis by management, and represented an estimate of expected credit losses based on a variety of factors, including the composition and quality of the Member Loans at amortized cost, loan specific information gathered through our collection efforts, delinquency levels, current and historical charge-off and loss experience, current industry charge-off and loss experience, and general economic conditions.

Our estimate of the required allowance for loan losses for Member Loans at amortized cost was developed by estimating both the rate of default of the loans within each credit score band using the FICO credit scoring model, a loan’s collection/impairment status, the borrower’s FICO score at or near the evaluation date, and the estimated amount of probable loss in the event of a borrower member default.

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

Long-lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment,” the Company evaluates potential impairments of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business and significant negative industry or economic trends. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. For the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, there was no impairment of long-lived assets.

Software and Website Development Costs

Software and website development costs are accounted for in accordance with FASB ASC 350, “Intangibles – Goodwill and Other.” The Company capitalizes costs related to internal use software and website application, infrastructure development and content development costs. Costs related to preliminary project activities and post implementation activities were expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in “Property and equipment” in the consolidated balance sheets. In each case the software or website is for internal needs. For the nine months ended December 31, 2012, the Company capitalized approximately $0.4 million of software and website development costs, respectively. For the fiscal year ended March 31, 2012 the Company did not capitalize any software and website development costs.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in sales, marketing and customer service operating expenses were $5.4 million for the nine months ended December 31, 2012 and $3.3 million for the fiscal year ended March 31, 2012.

Revenue Recognition

Revenues primarily result from fees earned and net interest income. Fees include loan origination fees (paid by borrower members initially to WebBank), servicing fees (paid by investor member) and management fees (paid by certain Certificate holders).

The loan origination fee charged to each borrower member is determined by the term and credit grade of that borrower’s Member Loan and, as of December 31, 2012 and March 31, 2012, ranged from 1.11% to 5.00% of the aggregate Member Loan amount. The Member Loan origination fees are included in the annual percentage rate (“APR”) calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A Member Loan is considered issued when we record the transfer of funds to the borrower member’s account on our platform, following which we initiate an ACH transaction to transfer funds from our platform’s correspondent bank account to the borrower member’s bank account.

The recognition of fee revenue and interest income is determined by the accounting method applied to each Member Loan, which include:

•	Member Loans at Fair Value – Member Loans originated on or after October 13, 2008, for which fair value accounting was elected.

•

Member Loans at Amortized Cost – Certain Member Loans originated since the Company’s inception through September 30, 2011 which were accounted for at amortized cost; originations of Member Loans accounted for at amortized cost were discontinued September 30, 2011 and the remaining balance at December 31, 2012, is zero.

•	Member Loans Sold Directly to Third Party Investor Members – The Company resumed sales of Member Loans to third party purchasers, with servicing retained, in December 2012.

The recognition of fee revenue and interest income for Member Loans under the three accounting methods is described below.

Member Loans at Fair Value

Because of the election to account for Member Loans at fair value, origination fees on Member Loans at fair value are recognized upon origination of the loan and included as a component of non-interest revenue (see Note 15 – Non Interest Revenue). Direct costs to originate Member Loans at fair value are recognized as operating expenses as incurred.

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

As discussed later in this Note 2 – Summary of Significant Accounting Policies, effective October 1, 2011, we elected the fair value accounting policy for all Member Loans originated on or after October 1, 2011. As a result, there have been no new Member Loan originations that are accounted for at amortized cost since October 1, 2011.

Member Loans Sold Directly to Third Party Purchasers

Loans issued that are subsequently sold to third party purchasers, and which meet the accounting requirements for a sale of loans are classified as “held for sale”. The related origination fees and direct loan origination costs for loans classified as “held for sale” are deferred and included in the “overall net investment in the loans” originated until such time as the loans are sold. Accordingly, the origination fees for such loans are not included in origination fee revenue and the direct loan origination costs for such loans are not included in operating expenses. A sale of loans to third party investors requires sale terms whereby the Company does not retain certain financial interests in, or obligations related to, the loans that require the transaction to be accounted as a borrowing by the Company.

Loans are sold by the Company after the loan is issued. A gain or loss on the sale of loans with servicing retained is recorded on the sale date. In order to calculate the gain or loss on the sale of the loans with servicing retained, the Company first determines whether the terms of the servicing arrangement with the investor result in a net servicing asset (i.e., when contractual/expected servicing revenues adequately compensate the Company) or a net servicing liability (i.e., when contractual/expected servicing revenues do not adequately compensate the Company). When contractual/expected servicing revenues do not adequately compensate the Company, a portion of the gross proceeds of the loans sold with servicing retained are allocated to the recording of a net servicing liability. The gain or loss on the sale of loans sold with servicing retained equals the net remaining proceeds from the sale of loans, after allocation of proceeds toward the recording of any net servicing liability, minus the “overall net investment in the loans” being sold.

Additionally, the Company records a liability for any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans, such as delinquent/fraudulent loan repurchase obligations or excess loss indemnification obligations.

At each period-end, the Company estimates the current fair value of the loan servicing asset or loan servicing liability considering the contractual servicing fee revenue, adequate compensation for the Company’s servicing obligations, the current principal balances of the loans and projected defaults and prepayments over the remaining lives of the loans.

The remaining principal balance of loans sold to and serviced for third party investors was $9.6 million at December 31, 2012. Servicing revenue and changes in valuation of servicing rights for loans sold to third party investors was not significant for the nine months ended December 31, 2012. No loans were sold to third parties during the fiscal year ended March 31, 2012.

Servicing Fees on Notes at Fair Value

We record the servicing fees paid by Note holders, which are based on the payments serviced on the related Member Loans at fair value, as a component of non-interest revenue when received.

Management Fees

LCA is the general partner of certain Funds in which it has made no capital contributions and does not receive any allocation of the Funds’ income, expenses, gains, losses nor any carried interest. Each Fund invests in a Certificate issued by the Trust pursuant to a set investment strategy. LCA charges limited partners in the Funds a monthly management fee, payable monthly in arrears, based on a limited partner’s capital account balance as of the end of each month. These management fees can be modified or waived at the discretion of LCA. These management fees are classified as a component of non-interest revenue in the consolidated statements of operations and are recorded as earned.

LCA also earns management fees paid by separately managed account (“SMA”) investors, paid monthly in arrears, based on the month-end balances in the SMA accounts.

Fair Valuation Adjustments of Member Loans at Fair Value and Notes and Certificates at Fair Value

We include in earnings the estimated unrealized fair value gains or losses during the period of Member Loans at fair value, and the offsetting estimated fair value losses or gains on related Notes and Certificates at fair value. As discussed earlier in this Note 2, at December 31, 2012, we estimated the fair values of Member Loans at fair value and related Notes and Certificates using a discounted cash flow valuation methodology. At each reporting period, we recognize fair valuation adjustments for the Member Loans at fair value and for the Notes and Certificates. The fair valuation adjustment for a given principal amount of a Member Loan at fair value will be approximately equal to the corresponding estimated fair valuation adjustment on the combined principal amounts of related Notes and Certificates because the same net cash flows of the Member Loan and the related Notes and/or Certificates are used in the discounted cash flow valuation methodology.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, Member Loans funded directly by LendingClub and the related accrued interest receivable, and deposits with service providers. We hold our cash, cash equivalents and restricted cash in accounts at regulated domestic financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds the FDIC insured amounts. For the nine months ended December 31, 2012, the Company has funded one loan for $0.01 million.

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

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation for accrued interest receivable, prepaid and other assets, accrued interest payable, and accrued expenses and other assets. These reclassifications had no impact on previously reported results of consolidated operations or consolidated stockholders’ equity.

Recently Adopted Accounting Standards

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For nonpublic entities, the required disclosures are effective for the annual period ending after December 15, 2012, including interim periods within that annual period, with retrospective disclosures required for all TDR activities that have occurred from the beginning of the annual period of adoption. The Company is considered a nonpublic entity with respect to determination of the effective date of this ASU. Accordingly, the Company adopted this ASU for its quarterly period ending June 30, 2012. This guidance did not have a material effect on our identification of TDR’s or recording of impairment losses, but resulted in additional disclosures for Member Loans at amortized cost.

The FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, in May 2011. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB,” collectively the “Boards”) on fair value measurement, which have resulted in common requirements for measuring fair value and disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” Requirements of ASU 2011-04 include, among other things, application of relevant premiums and discounts for fair value measurements categorized within Level 2 or 3 of the fair value hierarchy, disclosure of quantitative information about the fair value sensitivity of changes in unobservable inputs used in fair value measurements categorized as Level 3 in the fair value hierarchy and disclosure of the category level of items not measured at fair value in the statement of financial position. The amendments to the Codification in this ASU are to be applied prospectively. Because of the Company’s requirement to file financial statements with the Securities and Exchange Commission (“SEC”), although the Company is a non-public entity it is considered a public entity for purposes of determining the effective date of, and certain disclosures required by this ASU. Accordingly, the Company adopted this ASU for its annual periods beginning April 1, 2012 and interim periods within those annual periods. The impact of adoption of this ASU did not have a material effect on the Company’s results of consolidated operations or financial position but resulted in additional fair value disclosures.

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

The following table details the computation of the basic and diluted net loss per share (in thousands, except shares and per share data):

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	March 31,
	2012	2011	2012
		(unaudited)
Net loss attributable to common stockholders	$(4,238)	$(9,320)	$(11,944)

Weighted average shares used in computing basic and diluted net loss per share	10,339,919	8,723,292	8,781,407
Basic and diluted net loss per share	$(0.41)	$(1.07)	$(1.36)

4. Member Loans at Amortized Cost and Allowance for Loan Losses

All Member Loans at amortized cost are fixed-rate fully-amortizing unsecured consumer loans with original terms of three years or five years. As such, Member Loans at amortized cost represent a single class of financing receivable with a single portfolio segment. There have been no new Member Loans at amortized cost originated after September 30, 2011. During 2012, the remaining Member Loans at amortized costs were reclassified as Member Loans at fair value. Outstanding Member Loans at amortized cost, net of deferred origination costs/(revenue), as of December 31, 2012, March 31, 2012, and December 31, 2011 are presented in the following table (in thousands):

	December 31, 2012	March 31, 2012	December 31, 2011
			(unaudited)
Principal balance	$—	$2,625	$2,955
Deferred origination costs (revenue), net	—	(84)	(90)

Total Member Loans at amortized cost, net of deferred origination costs (revenue)	$—	$2,541	$2,865

The activity in the allowance for loan losses for Member Loans at amortized cost for the nine months ended December 31, 2012 and the year ended March 31, 2012 is as follows (in thousands):

Balance at March 31, 2011	$330
Charge-offs, net	(455)
(Benefit) Provision for loan losses	368

Balance at March 31, 2012	243
Charge-offs, net	(149)
Transfer to Member Loans at fair value	(53)
(Benefit) Provision for loan losses	(41)

Balance at December 31, 2012	$—

The estimated fair value of Member Loans at amortized cost was approximately equivalent to their net carrying value.

The internal credit risk rating for each borrower’s loan considers the borrower’s FICO score and other credit-related information obtained at the time of the loan application. Updated FICO scores and the payment status of the borrower’s loan were two key factors used to establish the allowance for loan losses for Member Loans at amortized cost. Member Loans that were current in their payment status represented the lowest credit risk while loans that are 31-89 days past due represented an increased risk of potential credit loss that warranted active collection efforts and monitoring. Loans 90 days or more past due and loans where the borrower has filed a petition in bankruptcy or is deceased were deemed to be impaired and were subject to significant risk of loss.

5. Member Loans at Fair Value and Notes and Certificates at Fair Value

At December 31, 2012 and March 31, 2012, we had the following assets and liabilities measured at fair value on a recurring basis (in thousands):

	Member Loans at Fair Value
	December 31, 2012	March 31, 2012	December 31, 2011
			(unaudited)
Aggregate principal balance outstanding	$791,774	$366,397	$298,105
Fair valuation adjustments	(10,559)	(6,104)	(4,550)

Fair Value	$781,215	$360,293	$293,555

	Notes and Certificates at Fair Value
	December 31, 2012	March 31, 2012	December 31, 2011
			(unaudited)
Aggregate principal balance outstanding	$795,842	$366,937	$295,342
Fair valuation adjustments	(10,526)	(6,137)	(4,574)

Fair Value	$785,316	$360,800	$290,768

We determined the fair values of Member Loans at fair value and Notes and Certificates at fair value using inputs and methods that are categorized in the fair value hierarchy of ASC 820, as follows (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
December 31, 2012
Assets
Member Loans at fair value	$—	$—	$781,215	$781,215
Liabilities
Notes and Certificates	$—	$—	$785,316	$785,316
March 31, 2012
Assets
Member Loans at fair value	$—	$—	$360,293	$360,293
Liabilities
Notes and Certificates	$—	$—	$360,800	$360,800
December 31, 2011 (unaudited)
Assets
Member Loans at fair value	$—	$—	$293,555	$293,555
Liabilities
Notes and Certificates	$—	$—	$290,768	$290,768

Instruments in the Level 3 valuation hierarchy are based on significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 instruments primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the fiscal year ended March 31, 2012 and the nine months ended December 31, 2012 (in thousands):

	Member Loans At fair value	Notes and Certificates
Fair value at March 31, 2011	$149,972	$149,778
Originations	320,014	319,703
Reclassification of Member Loans at amortized cost	2,345	—
Principal repayments	(105,306)	(101,950)

Carrying value before fair value adjustments	367,025	367,531
Fair valuation adjustments, included in earnings	(6,732)	(6,731)

Fair value at March 31, 2012	360,293	360,800
Originations	608,241	606,862
Loans sold to third parties	(9,619)	—
Reclassification of Member Loans at amortized cost	2,109	—
Principal repayments	(160,787)	(163,947)
Proceeds/(payments) on sale of charged-off Member Loans	(247)	(219)

Carrying value before fair value adjustments	799,990	803,496
Fair valuation adjustments, included in earnings	(18,775)	(18,180)

Fair value at December 31, 2012	$781,215	$785,316

There were $2.1 million of reclassifications of Member Loans at amortized cost to Member Loans at fair value during the nine months ended December 31, 2012. These reclassifications represented Member Loans that were funded by the Company but were subsequently financed by Notes and/or Certificates.

At December 31, 2012, Notes and Certificates have terms of 36 months or 60 months and are paid monthly with fixed interest rates ranging from 5.42% to 24.89% and various maturity dates through December 2017.

As discussed previously in Note 2 – Summary of Significant Accounting Policies, fair values for Member Loans at fair value and the related Notes and Certificates are determined using a discounted cash flow model utilizing estimates for credit losses, prepayments, changes in the interest rate environment, and other factors. For Notes and Certificates, we also consider risk factors such as the Company’s liquidity position. The majority of fair valuation adjustments included in earnings is attributable to changes in estimated instrument-specific future credit losses. All fair valuation adjustments were related to Level 3 instruments for the nine months ended December 31, 2012. A specific loan that is projected to have higher future default losses than previously estimated lowers the expected future cash flows of the Member Loan over its remaining life, which reduces its estimated fair value. Conversely, a specific loan that is projected to have lower future default losses than previously estimated increases the expected future cash flows of the Member Loan over its remaining life, which increases its fair value. Because the payments to holders of Notes and Certificates directly reflect the payments received on Member Loans at fair value, a reduction or increase of the expected future payments on Member Loans at fair value decreases or increases the estimated fair values of the related Notes and Certificates. Expected losses and actual loan charge-offs on Member Loans at fair value are offset to the extent that the loans are financed by Notes and Certificates that absorb the related loan losses.

Fair value adjustment gains/(losses) for Member Loans at fair value were $(18.8 million) and $(1.9 million) for the nine months ended December 31, 2012 and 2011, respectively, and $(6.7 million) for the fiscal year ended March 31, 2012.

The fair value adjustment gains/(losses) for Notes and Certificates was $18.2 million and $2.0 million for the nine months ended December 31, 2012 and 2011, respectively. The fair value adjustment gains/(losses) for Notes and Certificates was $6.7 million for the fiscal year ended March 31, 2012. The fair value adjustments for Member Loans at fair value were largely offset by the fair value adjustments of the Notes and Certificates due to the member-payment-dependent design of the Notes and Certificates and because the principal balances of the Member Loans at fair value were very close to the combined principal balances of the Notes and Certificates. Accordingly, the net fair value adjustment gains/(losses) for Member Loans at fair value, Notes and Certificates was $(0.6 million) and $0.04 million for the nine months ended December 31, 2012 and 2011, respectively. The net fair value adjustment gains/(losses) for Member Loans at fair value, Notes and Certificates was $(0.001 million) for the fiscal year ended March 31, 2012.

At December 31, 2012, we had 576 Member Loans at fair value that were 90 days or more past due or where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $6.4 million, aggregate adverse fair value adjustments totaling $5.7 million and an aggregate fair value of $0.7 million. At March 31, 2012, we had 271 Member Loans at fair value that were 90 days or more past due or where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $2.3 million, aggregate adverse fair value adjustments totaling $2.1 million and an aggregate fair value of $0.2 million. At December 31, 2011, we had 296 Member Loans at fair value that were 90 days or more past due or where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $2.4 million, aggregate adverse fair value adjustments totaling $2.1 million and an aggregate fair value of $0.3 million.

At December 31, 2012, we had 222 Member Loans at fair value representing $2.4 million of outstanding principal and $0.3 million of fair value, and Notes and Certificates with $2.4 million of outstanding principal balance and a fair value of $0.3 million that were on nonaccrual status. At March 31, 2012, we had 81 Member Loans at fair value representing $0.7 million of outstanding principal and $0.1 million of fair value, and Notes and Certificates with $0.7 million of outstanding principal balance and a fair value of $0.1 million that were on nonaccrual status. At December 31, 2011, we had 11 Member Loans at fair value representing $0.1 million of outstanding principal and $0.01 million of fair value, and Notes with a fair value of $0.01 million that were on nonaccrual status.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at December 31, 2012 (in thousands):

				Range of Inputs
	Fair Value	Valuation Techniques	Unobservable Input	Minimum	Maximum
Member Loans	$781,215	Discounted cash flow	Discount rate	6.3%	14.4%
			Net cumulative expected loss	2.0%	24.0%
Notes & Certificates	$785,316	Discounted cash flow	Discount rate	6.0%	14.4%
			Net cumulative expected loss	2.0%	24.0%

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

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

We use a discounted cash flow technique to determine the fair value of our Level 3 Member Loans, Notes and Certificates at fair value. Use of this technique requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Certain of these unobservable inputs will (in isolation) have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. For example, increases in the discount rate and estimated net cumulative loss rates will reduce the estimated fair value of Member Loans, Notes and Certificates. When multiple inputs are used within the valuation technique of a Loan, Note or Certificate at fair value, a change in one input in a certain direction may be offset by an opposite change in another input.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2012	March 31, 2012	December 31, 2011
			(unaudited)
Computer equipment	$1,104	$498	$399
Computer software	453	229	160
Furniture and fixtures	65	65	65
Domain name	21	21	21
Leasehold Improvement	33	33	30
Assets not yet placed into service	393	—	—

Total property and equipment	2,069	846	675
Accumulated depreciation and amortization	(491)	(321)	(277)

Property and equipment, net	$1,578	$525	$398

7. Deposits

We had deposits of $0.7 million, $1.0 million and $0.6 million as of December 31, 2012, March 31, 2012 and December 31, 2011, respectively, with certain service providers pursuant to agreements with service providers. This deposit is used for transactions related to our platform and is required pursuant to the agreement with the payment services provider, serves as collateral for the protection of the payment services provider and our members, and is restricted as to withdrawal. The deposit is ongoing throughout the term of the contract and the amount of the deposit depends on the volume of payment transactions processed. The deposit is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31, 2012	March 31, 2012	December 31, 2011
			(unaudited)
Accrued professional fees	$952	$451	$449
Accrued compensation	2,414	1,357	1,194

	$3,366	$1,808	$1,643

9. Loans Payable

Loans payable consist of the following (in thousands):

	December 31, 2012	March 31, 2012	December 31, 2011
			(unaudited)
Growth capital term loan	$—	$174	$391
Unamortized discount on growth capital term loan	—	(3)	(10)
Financing term loan	—	174	359
Unamortized discount on financing term loan	—	(3)	(10)
Private placement notes	—	22	58
Unamortized discount on notes payable	—	—	—

Total loans payable, net of debt discount	$—	$364	$788

The remaining principal balances due on all loans payable were paid in full in July 2012.

Growth Capital and Financing Term Loans

As of March 31, 2012, the combined outstanding principal balances under these two agreements totaled $0.3 million. Both loans were fully amortizing with final scheduled maturities in July 2012, which we paid in full in July 2012.

Private Placement Notes

The balance of the private placement notes at December 31, 2012, March 31, 2012 and December 31, 2011 was zero, $0.02 million and $0.06 million, respectively. During the fiscal year ended March 31, 2009, we entered into a series of loan and security agreements with accredited investors providing for loans evidenced by notes payable totaling $4.1 million. Each private placement note is repayable over three years and bears interest at the rate of 12% per annum. In June and July 2009, we issued an additional $0.2 million of private placement notes which bear interest at the rate of 8% per annum. All remaining private placement notes were paid in full at their scheduled maturity in July 2012.

10. Related Party Transactions

Our executive officers, directors and certain affiliates, have opened investor member accounts with LendingClub and have made deposits and withdrawals to their accounts, and funded portions of borrowers’ loan requests from time to time in the past via purchases of Notes and Certificates, and may do so in the future.

For the nine months ended December 31, 2012, 2011, and the fiscal year ended March 31, 2012, these related parties made LendingClub Platform deposits, Platform withdrawals, and invested in Notes and Certificates, as follows (in thousands):

	Nine Months Ended December 31, 2012
Related Party	Platform Deposits	Platform Withdrawals	Investments
Executive Officers	$3	$23	$7
Directors	1,717	843	1,722

	$1,720	$866	$1,729

	Year Ended March 31, 2012
Related Party	Platform Deposits	Platform Withdrawals	Investments
Executive Officers	$—	$32	$12
Directors	1,910	700	1,283

	$1,910	$732	$1,295

	Nine Months Ended December 31, 2011
		(unaudited)
	Platform	Platform
Related Party	Deposits	Withdrawals	Investments
Executive Officers	$6	$—	$6
Directors	185	—	185

	$191	$—	$191

As of December 31, 2012, March 31, 2012 and December 31, 2011, these related parties had outstanding principal invested balances as follows (in thousands):

	As of December 31, 2012		As of March 31, 2012		As of December 31, 2011
					(unaudited)
Related Party	Certificates Outstanding	Total Funds Committed	Certificates Outstanding	Total Funds Committed	Certificates Outstanding	Total Funds Committed
Executive Officers	$30	$39	$36	$38	$29	$29
Directors	3,061	3,105	2,201	2,360	591	591

	$3,091	$3,144	$2,237	$2,398	$620	$620

11. Preferred Stock

Convertible Preferred Stock (in thousands, except share amounts)

	December 31, 2012	March 31, 2012	December 31, 2011
			(unaudited)
Preferred stock, $0.01 par value; 61,617,516, 58,046,088 and 57,471,535 total shares authorized at December 31, 2012, March 31, 2012, and December 31, 2011:	$17,181	$16,574	$16,574

Series A convertible preferred stock, 17,006,275 shares designated at December 31, 2012, March 31, 2012 and December 31, 2011; 16,317,747, 15,749,674 and 15,749,674 shares issued and outstanding at December 31, 2012, March 31, 2012 and December 31, 2011; aggregate liquidation preference of $17,371 at December 31, 2012 and $16,763 at March 31, 2012 and December 31, 2011.

Series B convertible preferred stock, 16,410,526 shares designated at December 31, 2012, March 31, 2012, and December 31, 2011; 16,394,324, 16,036,346 and 16,036,346 shares issued and outstanding at December 31, 2012, March 31, 2012 and December 31, 2011; aggregate liquidation preference of $12,167 at December 31, 2012 and $12,000 at March 31, 2012 and December 31, 2011.	12,164	11,898	11,898
Series C convertible preferred stock, 15,621,609 shares designated at December 31, 2012, March 31, 2012, and December 31, 2011; 15,621,609 shares issued and outstanding at December 31, 2012, March 31, 2012 and December 31, 2011; aggregate liquidation preference of $24,490 at December 31, 2012, March 31, 2012 and December 31, 2011.	24,388	24,388	24,388
Series D convertible preferred stock, 9,007,678 shares designated at December 31, 2012, March 31, 2012 and December 31, 2011; 9,007,678 shares issued and outstanding at December 31, 2012 and March 31, 2012; 7,308,708 shares issues and outstanding at December 31, 2011; aggregate liquidation preference of $32,044 at December 31, 2012 and March 31, 2012; aggregate liquidation preference of $26,000 at December 31, 2011.	31,943	31,946	25,903
Series E convertible preferred stock, 3,571,428 shares designated at December 31, 2012; 2,500,000 shares issued and outstanding at December 31, 2012; aggregate liquidation preference of $17,500 at December 31, 2012.	17,347	—	—

	$103,023	$84,806	$78,763

In June 2012, we issued via private placement 2.5 million shares of Series E convertible preferred stock at $7.00 per share for aggregate gross cash consideration $17.5 million. The shares are convertible into shares of our common stock, par value $0.01 per share, initially on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of the LendingClub certificate of incorporation. The two investors in the Series E convertible preferred stock were KPCB Holdings, Inc., as nominee (“KPCB”), and John J. Mack, a member of the Company’s Board of Directors (“Board”). In conjunction with the Series E financing, the Board appointed Mary Meeker, General Partner of KPCB, as a member of the Company’s Board. In connection with our private placement of Series E convertible preferred stock, we incurred transaction expenses of $0.2 million that were recorded as a reduction to gross proceeds.

In connection with the sale of Series E convertible preferred stock in June 2012, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware, which reduced the total number of shares that we are authorized to issue from 158,046,088 shares to 151,617,516 shares, 90,000,000 shares of which are designated as common stock, and 61,617,516 shares of which are designated as preferred stock. Of the total shares of preferred stock, 17,006,275 shares are designated as Series A Preferred Stock, 16,410,526 shares are designated as Series B Preferred Stock, 15,621,609 shares are designated as Series C Preferred Stock, 9,007,678 shares are designated as Series D Preferred Stock and 3,571,428 shares are designated as Series E Preferred Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares of Common Stock then outstanding) by the affirmative vote of the holders of a majority of the Company’s Preferred Stock and Common Stock (voting together as a single class on an as-converted to Common Stock basis).

In July 2011, we issued and sold 7,027,604 shares of Series D convertible preferred stock via private placement for aggregate cash consideration of approximately $25.0 million. In August 2011, we issued and sold an additional 281,104 shares of Series D convertible preferred stock for aggregate cash consideration of approximately $1.0 million. In January 2012, we issued and sold an additional 1,698,970 shares of Series D convertible preferred stock for aggregate cash consideration of approximately $6.0 million. In connection with these private placements of Series D convertible preferred stock, we incurred transaction expenses of approximately $0.1 million that were recorded as a reduction to gross proceeds.

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

Conversion – Each share of convertible preferred stock is convertible, at the option of the holder, initially, into one share of common stock (subject to adjustments for events of dilution). Each share of convertible preferred stock will automatically be converted upon the earlier of: (i) the closing of an underwritten public offering of our common stock with aggregate gross proceeds that are at least $30.0 million; or (ii) the consent of the holders of a 55% majority of outstanding shares of convertible preferred stock, voting together as a single class, on an as-converted to common stock basis. The Company’s preferred stock agreements contain certain anti-dilution provisions, whereby if the Company issues additional shares of capital stock for an effective price lower than the conversion price for a series of preferred stock immediately prior to such issue, then the existing conversion price of such series of preferred stock will be reduced. The Company determined that while its convertible preferred stock contains certain anti-dilution features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of FASB ASC 815, Derivatives and Hedging Activities.

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

Voting rights – Generally, preferred stockholders have one vote for each share of common stock that would be issuable upon conversion of preferred stock. Voting as a separate class, and on an as-if-converted to common stock basis, the Series A convertible preferred stockholders are entitled to elect two members of the Board, the holders of Series B convertible preferred stockholders are entitled to elect one member of the Board. The Series C and Series D convertible preferred stockholders are not entitled to elect a member of the Board. The Series E convertible preferred stockholders are entitled to nominate members to the Board, these nominees require all convertible preferred stockholder to be elected. The holders of common stock, voting as a separate class, are entitled to elect one member of the Board. The remaining directors are elected by the preferred stockholders and common stockholders voting together as a single class on an as-if-converted to common stock basis.

12. Stockholders’ Deficit

Common Stock

As of December 31, 2012, we have shares of common stock authorized and reserved for future issuance as follows:

Options to purchase common stock	10,255,223
Options available for future issuance	945,551
Convertible preferred Series A stock warrants	688,528
Common stock warrants	237,794

Total common stock authorized and reserved for future issuance	12,127,096

During the nine months ended December 31, 2012, we issued 2,141,288 shares of common stock in exchange for proceeds of $0.7 million upon the exercise of employee stock options. During the fiscal year ended March 31, 2012, we issued 539,673 shares of common stock in exchange for proceeds of $0.2 million upon the exercise of employee stock options and during the fiscal year ended March 31, 2011, we issued 35,812 shares of common stock in exchange for proceeds of $0.01 million upon the exercise of employee stock options.

Convertible preferred Series A stock warrants are fully exercisable with an exercise price of $1.065 per share. The warrants may be exercised at any time on or before January 2018.

Common stock warrants are fully exercisable with exercise prices of $0.01 and $1.5677 per share. The warrants may be exercised at any time on or before February 2021.

During the nine months ended December 31, 2012, we issued 568,073 shares of Preferred A stock in exchange for proceeds of $0.6 million upon the exercises of Preferred A warrants, 357,978 shares of Preferred B stock in exchange for proceeds of $0.2 million upon the exercises of Preferred B warrants, and 21,688 common shares for proceeds of $0.03 million upon the exercise of common stock warrants.

Accumulated Deficit

We have incurred operating losses since our inception, including net losses of $4.2 million and $9.3 million for the nine months ended December 31, 2012 and 2011, respectively and $11.9 million for the fiscal year ended March 31, 2012. We have an accumulated deficit of $57.6 million and a stockholders’ deficit of $50.8 million, at December 31, 2012.

13. Stock-Based Compensation

Under our 2007 Stock Incentive Plan, or the Option Plan, we may grant options to purchase shares of common stock to employees, executives, directors and consultants at exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory options. An aggregate of 14,059,948 shares have been authorized for issuance under the Option Plan. The options granted through December 31, 2012 are stock options that generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 12 quarters thereafter, provided the grantee remains continuously employed by the Company through each vesting date (“service-based options”). As discussed further below, certain stock options with ten year terms vest immediately upon achievement of specified performance goals provided the grantee remains continuously employed by the Company through each performance measurement date (“performance-based options”).

For the nine months ended December 31, 2012, we granted stock options to purchase a total of 3,811,236 shares of common stock with a weighted average exercise price of $2.39 per share, a weighted average grant date fair value of $1.40 per share and a total estimated fair value of approximately $10.6 million. All of these options were service-based stock options that expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 12 quarters thereafter provided the grantee remains continuously employed by the Company through each vesting date.

There were no stock options granted to purchase shares of common stock for the nine months ended December 31, 2011.

For the year-ended March 31, 2012, we granted stock options to purchase a total of 3,583,419 shares of common stock with a weighted average exercise price of $0.71 per share, a weighted average grant date fair value of $0.42 per share and a total estimated fair value of approximately $1.5 million. Of the total option grants, 3,001,587 were service-based stock options. The remaining 581,832 options were performance-based options with ten year terms that were granted to an executive officer. The performance-based options provide for a variable number of options to vest immediately based on the degree of achievement of specified performance goals as of the relevant performance measurement dates, provided the grantee also remains continuously employed by the Company through each of the performance measurement dates that extend through July 2014.

We used the Black-Scholes option pricing model to estimate the fair value of stock options granted in the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, with the following significant assumptions:

	Nine Months	Year
	Ended	Ended
	December 31,	March 31,
	2012	2012

Assumed forfeiture rate (annual %)	5.0%	8.0%
Expected dividend yield	0.0%	0.0%
Assumed stock price volatility	63.5%	63.5%
Risk-free interest rates	0.96% - 1.74%	0.87% - 1.15%
Expected life (years)	6.25 - 9.79	5.00 - 6.25

No options were granted during the nine months ended December 31, 2011. The assumed forfeiture rate is the annual percentage of unvested stock options that are assumed to be forfeited or cancelled due to grantees discontinuing employment with the Company. Because service-based stock options normally vest over a four year period, the forfeiture assumption is used to estimate the number of stock options that are expected to vest in future periods, which affects the estimate of the forfeiture-adjusted aggregate stock-based compensation expense related to the stock options. The forfeiture assumption was developed considering the Company’s actual annual forfeiture rates for unvested stock options over the past four years and analyzing the distribution of unvested stock options held by executive officers, senior managers and other employees as of December 31, 2012. Holding other assumptions constant, a higher forfeiture rate reduces the number of options expected to vest in future periods, which lowers the estimated forfeiture-adjusted aggregate stock-based compensation expense related to any affected stock options.

We have paid no cash dividends and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of 0.0% in our option-pricing models.

We have elected to use the calculated-value method under FASB ASC 718 to calculate the stock price volatility assumption for the nine months ended December 31, 2012 and the years ended March 31, 2012 and 2011. For the nine months ended December 31, 2012, we updated the set of peer group public companies used to derive the stock price volatility assumption: the peer group companies all are small- or micro-capitalization companies that conduct business in the consumer finance or investment management sectors. The weighted-average historical stock price volatility of the set of peer companies used in the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012 was substantially the same as the weighted-average historical stock price volatility, measured over the same time periods, as the peer companies used in the fiscal year ended March 31, 2012 and prior years. The change in this option valuation assumption did not have a significant impact on the valuation of the stock options granted in the nine months ended December 31, 2012.

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

Options activity under the Option Plan is summarized as follows:

	Stock Options Issued and Outstanding	Weighted Average Exercise Price
Balances, at March 31, 2011	7,534,974	$0.35
Options Granted	3,613,419	0.71
Options Exercised	(539,673)	0.29
Options Forfeited/Expired	(977,912)	0.39

Balances, at March 31, 2012	9,630,808	0.49
Options Granted	3,811,236	2.39
Options Exercised	(2,158,928)	0.40
Options Forfeited/Expired	(1,027,894)	0.71

Balances, December 31, 2012	10,255,222	$1.19

Options outstanding and exercisable at December 31, 2012 were 2,996,008 at a weighted average exercise price of $0.40.

Options to purchase 2,158,928 shares with a total intrinsic value (fair value less exercise price) of $3.8 million were exercised in the nine months ended December 31, 2012. Options to purchase 539,673 shares with a total intrinsic value (fair value less exercise price) of $144,005 were exercised in the year ended March 31, 2012.

The total fair value of options vested during the nine months ended December 31, 2012 was $7.1 million. The total fair value of options vested during the fiscal year ended March 31, 2012 was $1.3 million.

During the nine months ended December 31, 2012, we issued 2,141,288 shares of common stock in exchange for proceeds of $0.7 million upon the exercise of employee stock options. During the fiscal year ended March 31, 2012, we issued 539,673 shares of common stock in exchange for proceeds of $0.2 million upon the exercise of employee stock options.

A summary of outstanding options, vested options and options vested and expected to vest at December 31, 2012, is as follows:

	Stock Options Issued and Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Options Outstanding	10,255,222	8.59	$1.19
Vested Options	2,996,008	7.36	$0.40
Options Vested and Expected to Vest	9,750,541	8.55	$1.16

A summary by weighted average exercise price of outstanding options, vested options, and options vested and expected to vest at December 31, 2012, is as follows:

Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life of Outstanding Options (Years)	Number of Options Vested	Number of Options Vested and Expected to Vest
$0.41	4,394,382	7.33	2,649,544	4,328,438
$0.71	2,768,240	9.17	343,652	2,600,099
$2.78	3,092,600	9.84	2,812	2,822,004

$1.19	10,255,222	8.59	2,996,008	9,750,541

The aggregate intrinsic value of the options outstanding, vested options and options expected to vest was $15.8 million at December 31, 2012.

The Company recognized $1.1 million and $0.3 of stock based compensation expense related to stock options for the nine months ended December 31, 2012 and 2011, respectively. The Company recognized $0.6 million of stock based compensation expense related to stock options for the fiscal year ended March 31, 2012. As of December 31, 2012, total unrecognized compensation cost was $5.4 million and these costs are expected to be recognized over 3.3 years.

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

The Company recorded no net provision for income taxes for the nine months ended December 31, 2012 or the fiscal year ended March 31, 2012 due to the operating losses and full valuation allowance for deferred tax assets recorded in all of the periods then ended. Payments of minimum amounts due to state taxing authorities upon the filing of state tax returns are recorded as operating expenses instead of income tax expense.

The Company’s effective tax rate differs from the statutory federal rate for the nine months ended December 31, 2012, and for the fiscal year ended March 31, 2012, as follows (in thousands):

	For the Nine Months ended December 31, 2012		For the Year Ended March 31, 2012

Pretax Loss	$(4,238)		$(11,944)

Tax at federal statutory rate	$(1,441)	34.00%	$(4,061)	34.00%
State tax, net of federal tax benefit	(151)	3.56%	(855)	7.16%
Share-based compensation expense	(314)	7.41%	181	-1.52%
Tax credits	—	0.00%	(140)	1.17%
Change in valuation allowance	1,934	-45.63%	5,409	-45.29%
Change in reserves	150	-3.54%	—	0.00%
Other	(178)	4.20%	(534)	4.47%

	$—	0.00%	$—	0.00%

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and March 31, 2012, are as follows (in thousands):

	December 31, 2012	March 31, 2012

Deferred tax assets
Depreciation and amortization	$—	$945
Net operating loss carry forwards	21,856	19,310
Reserves and accruals	1,365	693
Organizational and start-up costs	529	498
Credits	254	590

Gross deferred tax asset	24,004	22,036
Valuation Allowance	(23,939)	(22,036)

Net deferred tax assets	65	—

Deferred tax liability
Depreciation and amortization	$(65)	$—
Book/tax basis in acquired assets	—	—

Net deferred tax liability	$(65)	$—

Due to the significant uncertainty surrounding the realization of the deferred tax assets in future tax returns, the Company has placed a full valuation allowance against its net deferred tax assets.

At December 31, 2012 and March 31, 2012, the Company had federal net operating loss carry forwards of approximately $53.0 million and $47.1 million, respectively, to offset future federal taxable income, which will begin to expire commencing in 2027.

At December 31, 2012 and March 31, 2012, the Company had state net operating loss carry forwards of approximately $54.5 million and $46.9 million, respectively, to offset future state taxable income, which will begin to expire commencing in 2016.

At December 31, 2012 and March 31, 2012, the Company has federal research and development tax credit carry forwards of $0.3 million and $0.4 million, respectively, which will begin to expire commencing in 2027.

At December 31, 2012 and March 31, 2012, the Company has state research and development tax credit carry forwards of $0.4 million and $0.5 million, respectively. The state tax credit may be carried indefinitely.

In general, a corporation’s ability to utilize its net operating loss (NOL) and research and development (R&D) credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the capital (as defined) of a company by certain stockholders or public groups.

The amount of such limitations on the Company’s total federal net operating losses of approximately $49.5 million incurred since the Company’s inception in October 2006 through the fiscal year-ended March 31, 2012 has been analyzed, and the Company believes limitations exist only on the future annual deductibility of approximately $2.5 million of the Company’s total net operating loss carryforwards. Additionally, the Company had certain capital transactions during the nine months ended December 31, 2012, that trigger a testing date and the Company has completed a preliminary study to assess whether one or more ownership changes have occurred since March 31, 2012. The Company believes it has not experienced an ownership change of more than 50 percent as a result of the capital transactions in the nine months ended December 31, 2012. Therefore, utilization of certain NOL or tax credit carryforwards are believed not to be subject to additional annual limitations beyond the limitation discussed above.

The annual limitations on a Company’s NOL or tax credit carryforwards is determined by first multiplying the value of the Company’s capital at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. In the most adverse case, such limitation may result in the expiration of a portion of the NOL or tax credit carryforwards before utilization. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the Company’s full valuation allowance for deferred tax assets, it is not expected that any possible limitation on the future deductibility of NOL or tax credit carryforwards will have an impact on the results of operations of the Company. As of December 31, 2012, we continued to have a full valuation allowance against our net deferred tax assets. Due to the continuation of operating losses for the nine months ended December 31, 2012, our expectations for business growth, uncertainty regarding profitability in the coming years, and the impact of that uncertainty on the future realization of the net operating loss carryforwards, we believe it is more likely than not that all of our deferred tax assets will not be realized.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of these provisions, the Company did not have any unrecognized tax benefits and associated accrued interest or penalties. There were no interest expense or penalties related to unrecognized tax benefits recognized during the nine months ended December 31, 2012 and 2011 and the fiscal year ended March 31, 2012.

As of December 31, 2012 and March 31, 2012, the Company’s cumulative unrecognized tax benefit was approximately $0.4 million, and $0.2 million, respectively, which was netted against deferred tax assets with a full valuation allowance. If the cumulative unrecognized tax benefit is recognized there will be no effect on the Company’s effective tax rate. The aggregate changes in the balance of the Company’s unrecognized tax benefit were as follows (in thousands):

Balances, at March 31, 2012	$240
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	127

Balances, December 31, 2012	$367

We do not believe the total amount of unrecognized benefit as of December 31, 2012, will increase or decrease significantly in the next twelve months.

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

The following table summarizes the components of non-interest revenue for the nine months ended December 31, 2012 and 2011, and the fiscal year ended March 31, 2012 (in thousands):

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	March 31,
	2012	2011	2012
		(unaudited)
Origination fees on Member Loans at fair value	$26,013	$9,122	$13,701
Servicing fees on Notes at fair value	1,474	783	1,222
Management fees from Certificate investors	720	102	206
Gain from sale of Member Loans	328	—	—
Other revenue	392	410	407

Total Non-Interest Revenue	$28,927	$10,417	$15,536

16. Fair Value of Financial Instruments Not Measured at Fair Value on a Recurring Basis in the Balance Sheet

Following are descriptions of the valuation methodologies used for estimating the fair values of financial instruments not recorded at fair value on a recurring basis in the balance sheet; these financial instruments are carried at historical cost or amortized cost in the balance sheets.

FINANCIAL ASSETS:

Short-Term Financial Assets: Short-term financial assets include cash and cash equivalents, restricted cash, accrued interest and other receivables and deposits with service providers. These assets are carried at historical cost. The carrying amount approximates fair value due to the short term nature of the instruments.

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

FINANCIAL LIABILITIES:

Short-Term Financial Liabilities: Short-term financial liabilities include accrued interest payable and other accrued expenses, and payables to member lenders. These liabilities are carried at historical cost. The carrying amount approximates fair value due to the short term nature of the instruments.

Loans Payable: Loans payable are carried at amortized cost. The carrying amount approximates fair value due to the short term nature of the instruments.

17. Commitments and Contingencies

Commitments

Operating Leases

In July 2012, we entered into a lease agreement for additional space in our corporate headquarters location in San Francisco, CA, which includes our principal administrative, marketing, technical support and engineering functions. The lease commenced on September 15, 2012 and expires in June 2017. The average monthly rent expense for the additional space in our corporate headquarters is approximately $0.1 million and we pledged $0.1 million as a security deposit.

In April 2011, we entered into a lease agreement for a space in San Francisco, CA for our corporate headquarters. The lease began on May 1, 2011 and expires in June 2017. We can terminate the lease upon nine months’ notice prior to the third anniversary of the lease. The lease contains an escalation clause whereby the base rent increases on an annual basis. The average monthly rent expense for this space in our corporate headquarters is approximately $0.04 million and we pledged $0.2 million as a security deposit.

Since July 2010, we entered into several month-to-month or short-term lease agreements for the lease of office space, ranging from 250 to 400 square feet, in New York City. In December 2012, we renewed the lease for a New York City office for a one year term that expires on January 31, 2014. The average monthly rent for this space is approximately $0.003 million.

Facilities rental expense for the nine months ended December 31, 2012 was $0.6 million. Facilities rental expense for the fiscal year ending March 31, 2012 was $0.5 million, respectively.

At December 31, 2012, the approximate future minimum lease payments payable under the contracts for leased premises is as follows:

Year-Ending December 31,	Future Minimum Lease Payments
2013	$1,238
2014	1,201
2015	1,225
2016	1,261
2017	829
Thereafter	—

Total	$5,754

Loan Funding related to Direct Marketing Programs

In regards to loans listed on the platform as a result of direct marketing efforts, we have committed to invest in such loans in order for these loans to have investment commitments equal to the lesser of the amount approved and $10,000 at the time of issuance. Based upon our platform’s performance to date we have not had to commit any material capital amounts to these loans and as such we have not recorded a contingent obligation on our balance sheet as of December 31, 2012 or March 31, 2012.

Contingencies

Credit Support Agreement

During the nine months ended December 31, 2012, the Company entered into a Credit Support Agreement with a Certificate investor. The Credit Support Agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the investor for credit losses on Member Loans underlying the investor’s Certificate, that are in excess of a specified, aggregate loss threshold. The Company is contingently obligated to pledge cash, not to exceed $3.0 million, to support this contingent obligation and which number is premised upon investor volume. As of December 31, 2012, approximately $2.3 million was pledged and restricted to support this contingent obligation.

As of December 31, 2012, the credit losses pertaining to the investor’s Certificate have not exceeded the specified threshold, nor are future credit losses expected to exceed the specified threshold, and thus no expense or liability has been recorded. The Company currently does not anticipate recording losses resulting from its contingent obligation under this Credit Support Agreement. If losses related to the Credit Support Agreement are later determined to be likely to occur and are estimable, results of operations could be affected in the period in which such losses are recorded.

Legal

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. After consultation with legal counsel, the Company does not anticipate that the ultimate liability, if any, arising out of any such matter will have a material effect on its financial condition or results of operations.

18. Employee Benefit Plan

We maintain a 401(k) defined contribution plan that covers substantially all of our employees. Participants may elect to contribute their annual compensation up to the maximum limit imposed by federal tax law. The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through December 31, 2012.

19. Segment Reporting

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

20. Subsequent Events

Subsequent to December 31, 2012 and through the date of issuance of these financial statements, the following subsequent event occurred.

In February 2013, in conjunction with his appointment to the board of directors, Mr. Hans Morris was granted an option to purchase 165,000 shares of the Company’s common stock at an exercise price of $2.78 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2013

LENDINGCLUB CORPORATION

By:	/s/ RENAUD LAPLANCHE
Renaud Laplanche
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Renaud Laplanche Renaud Laplanche	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2013

/s/ Carrie L. Dolan Carrie L. Dolan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2013

/s/ Jeffrey M. Crowe Jeffrey M. Crowe	Director	April 1, 2013

/s/ Daniel Ciporin Daniel Ciporin	Director	April 1, 2013

/s/ Rebecca Lynn Rebecca Lynn	Director	April 1, 2013

/s/ John J. Mack John J. Mack	Director	April 1, 2013

/s/ Mary Meeker Mary Meeker	Director	April 1, 2013

/s/ Hans Morris Hans Morris	Director	April 1, 2013

/s/ Lawrence Summers Lawrence Summers	Director	April 1, 2013

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation of LendingClub Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s 8-K, filed June 7, 2012)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s 8-K/A, filed on February 7, 2012)

3.3	Amended and Restated Bylaws of LendingClub Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed June 17, 2009)

4.1	Form of three-year Member Payment Dependent Note (included as Exhibit A in Exhibit 4.5) (incorporated by reference to Exhibit 4.3 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

4.2	Form of Indenture between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of the Company’s Amendment #3 to Form S-1, Registration No. 333-151827, filed October 9, 2008)

4.3	First Supplemental Indenture, dated July 10, 2009, between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 of the Company’s Post-Effective Amendment No. 3, Registration No. 333-151827, filed July 23, 2009)

4.4	Form of Investor Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-177230, filed October 7, 2010)

4.5	Second Supplemental Indenture, dated May 5, 2010, between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

4.6	Form of five-year Member Payment Dependent Note (included as Exhibit B in Exhibit 4.5) (incorporated by reference to Exhibit 4.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.1	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-177230, filed October 7, 2011)

10.2	Form of Borrower Membership Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-177230, filed October 7, 2011)

10.3	LendingClub Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1, filed June 20, 2008)

Exhibit Number	Description

10.4	Amendment No. 3 to LendingClub Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K, filed June 17, 2009)

10.5	Form of Warrant (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1, filed June 20, 2008)

10.6	Amended and Restated Loan Sale Agreement, dated as of November 9, 2010, between LendingClub Corporation and WebBank (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on February 14, 2011)

10.7	Amended and Restated Loan Account Program Agreement, dated as of November 9, 2010, between LendingClub Corporation and WebBank (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on February 14, 2011)

10.8	Hosting Services Agreement, dated as of October 6, 2008, between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K, filed June 17, 2009)

10.9	Services Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K, filed June 17, 2009)

10.10	License Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K, filed June 17, 2009)

10.11	Series A Preferred Stock Purchase Agreement, dated as of August 21, 2007, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K, filed June 17, 2009)

10.12	Series B Preferred Stock Purchase Agreement, dated as of March 13, 2009, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K, filed June 17, 2009)

10.13	Series C Preferred Stock Purchase Agreement, dated as of April 14, 2010, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed April 14, 2010)

10.14	Series D Preferred Stock Purchase Agreement, dated as of July 24, 2011, by and among LendingClub Corporation and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed August 3, 2011)

10.15	Series E Preferred Stock Purchase Agreement, dated as of June 1, 2012, by and among LendingClub Corporation and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed June 7, 2012)

10.16	Amended and Restated Investor Rights Agreement, dated as of June 1, 2012, by and among LendingClub Corporation and the investors listed on Exhibit A thereto (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K, filed June 7, 2012)

10.17	Amended and Restated Voting Agreement, dated as of June 1, 2012, by and among LendingClub Corporation, those certain holders of the Company’s Common Stock listed on Exhibit A thereto, the persons and entities listed on Exhibit B thereto, and the persons and entities listed on Exhibit C thereto (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K, filed June 7, 2012)

Exhibit Number	Description

10.18	Amended and Restated Right of First Refusal and Co-Sale Agreement, dated as of June 1, 2012, by and among LendingClub Corporation, each of the persons and entities listed on Exhibit A thereto, and each of the persons listed on Exhibit B thereto (incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K, filed June 7, 2012)

10.19+	Backup and Successor Servicing Agreement, dated as of September 15, 2011, by and between Portfolio Financial Servicing Company and Lending Club Corporation. (incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.20	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.21	Form of Referral Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.22	Employment Letter by and between LendingClub Corporation and Carrie Dolan (incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.23	Employment Agreement by and between LendingClub Corporation and Renaud Laplanche, as amended (incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.24	Employment Agreement by and between LendingClub Corporation and Scott Sanborn (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K/A, Filed July 31, 2012)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K/A, Filed July 31, 2012)

16.1	Letter from Armanino McKenna LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K, Filed April 11, 2011)

18.1	Letter from Armanino McKenna LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K, Filed April 11, 2012) Preferability letter from independent Registered Public Accounting firm

21.1	Subsidiaries of LendingClub Corporation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit Number	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Confidential treatment requested