Form 10-Q
period 2013-03-31
LendingClub Corp
filed 2013-05-15
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, there were 12,500,217 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Report on Form 10-Q regarding LendingClub borrower members, credit scoring, Fair Isaac Corporation (“FICO”) scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LendingClub Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$51,305	$52,551
Restricted cash	11,747	7,484
Member Loans at fair value (includes $554,042 and $396,081 from consolidated Trust, respectively)	995,983	781,215
Accrued interest receivable (includes $2,540 and $2,023 from consolidated Trust, respectively)	7,530	5,521
Prepaid expenses and other assets	2,111	1,785
Property and equipment, net	2,971	1,578
Deposits	1,077	696

Total Assets	$1,072,724	$850,830

LIABILITIES
Accounts payable	$2,238	$1,210
Accrued interest payable (includes $2,540 and $2,023 from consolidated Trust, respectively)	8,781	6,678
Accrued expenses and other liabilities	4,483	3,366
Payable to member investors	3,885	2,050
Notes and Certificates, at fair value (includes $554,042 and $396,081 from consolidated Trust, respectively)	1,000,059	785,316

Total Liabilities	1,019,446	798,620

Commitments and contingencies (see Note 13)

PREFERRED STOCK
Preferred stock	$103,043	$103,023

STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value; 90,000,000 shares authorized at March 31, 2013 and December 31, 2012, respectively; 12,482,966 and 11,291,862 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	$125	$123
Additional paid-in capital	7,718	6,713
Treasury stock (17,640 shares held at March 31, 2013 and December 31, 2012)	(12)	(12)
Accumulated deficit	(57,596)	(57,637)

Total Stockholders’ Deficit	(49,765)	(50,813)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$1,072,724	$850,830

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Non-Interest Revenue:
Origination fees	$13,587	$4,579
Servicing fees	710	439
Other revenue	1,946	100

Total Non-Interest Revenue	16,243	5,118

Interest income:
Member Loans	32,358	12,651
Cash and cash equivalents	6	9

Total interest income	32,364	12,660

Interest expense:
Notes and Certificates at fair value	(32,325)	(12,485)
Loans payable	—	(31)

Total interest expense	(32,325)	(12,516)

Net Interest Income	39	144
Provision for loan losses on Member Loans at amortized cost	—	(8)
Fair valuation adjustments, Member Loans at fair value	(9,217)	(4,794)
Fair valuation adjustments, Notes and Certificates	9,186	4,754

Net Interest Income after provision for loan losses and fair value adjustments	8	96

Total Net Revenue	16,251	5,214

Operating expenses:
Sales, marketing and customer service	(10,341)	(4,932)
Technology	(2,248)	(862)
General and administrative	(3,622)	(2,044)

Total Operating Expenses	(16,211)	(7,838)

Income (loss) before provision for income taxes	40	(2,624)
Provision for income taxes	—	—

Net income (loss)	$40	$(2,624)

Net income (loss) attributable to common stockholders	$40	$(2,624)

Basic and diluted net income (loss) per share	$0.00	$(0.29)
Weighted-average shares of common stock used in computing basic and diluted net income (loss) per share	11,909,129	8,957,563

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$40	$(2,624)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of net deferred loan fees and costs	—	(6)
Amortization of debt discounts	—	15
Provision for loan losses	—	8
Fair value adjustments, net	31	40
Stock based compensation expense	526	303
Depreciation	174	49
Gain on sale of Member Loans	(1,160)	—
Other, net	(7)	4
Changes in operating assets and liabilities
Accrued interest receivable	(2,009)	(2,037)
Prepaid expenses and other assets	(326)	(170)
Deposits	(381)	(318)
Accounts payable	1,028	127
Accrued interest payable	2,103	2,294
Accrued expenses and other liabilities	1,123	164
Payable to member borrowers and investors	1,835	533

Net cash provided by (used in) operating activities	2,977	(1,618)

Cash flows from investing activities:
Originations of Member Loans at fair value	(352,896)	(109,656)
Repayment of Member Loans at fair value	88,846	38,122
Repayment of Member Loans at amortized cost	—	172
Proceeds from sale of Member Loans	41,226	—
Net change in restricted cash	(4,263)	(840)
Purchase of property and equipment, net	(1,567)	(99)

Net cash used in investing activities	(228,654)	(72,301)

Cash flows from financing activities:
Proceeds from issuance of Notes and Certificates at fair value	312,812	109,217
Payments on Notes and Certificates at fair value	(88,883)	(34,430)
Payments on loans payable	—	(440)
Proceeds from exercise of warrants to acquire Series A convertible preferred stock	20	—
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	—	6,042
Proceed from issuance of common stock	482	62

Net cash provided by financing activities	224,431	80,451

Net (decrease) increase in cash and cash equivalents	(1,246)	6,532
Cash and cash equivalents, beginning of period	52,551	24,712

Cash and cash equivalents, end of period	$51,305	$31,244

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,135	$9,751
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of Member Loans at amortized cost to Member Loans held at fair value	—	(2)

The accompanying notes are an integral part of these consolidated financial statements.

LENDINGCLUB CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated balance sheets as of March 31, 2013 and December 31, 2012, the consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively, and the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, respectively, have been prepared by LendingClub Corporation (“LendingClub”, “we”, “our” the “Company” and “us”) in conformity with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The Company did not have any items of other comprehensive income (loss) during any of the periods presented in the financial statements as of and for the three month periods ended March 31, 2013 and 2012, and therefore, the Company is not currently required to report comprehensive income. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.

2. Summary of Significant Accounting Policies

Change in Fiscal Year

On December 19, 2012, our Board of Directors approved a change in our fiscal year-end from March 31st to December 31st. The change was effective as of December 31, 2012 and we filed a transition report with the Securities and Exchange Commission (“SEC”) which covered the nine month period ending December 31, 2012. The accompanying condensed consolidated financial statements cover the period from January 1, 2013 through March 31, 2013, representing the first quarter of our newly adopted fiscal year period and should be read in conjunction with our annual financial statements.

Consolidation Policies

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, LC Advisors, LLC (“LCA”), a registered investment adviser, and LC Trust I (the “Trust”), a Delaware business trust. As the Company is the primary beneficiary of the Trust, we have determined that the Trust is a variable interest entity (“VIE”) and therefore should be consolidated.

To determine whether we qualify as the primary beneficiary, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the VIE. The Company assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.

The Trust acquires and holds Member Loans from the Company for the sole benefit of investors that purchase through Global Master Trust Certificates (“Certificates”) issued by the Trust and which are related to the underlying Member Loans. The Certificates may only be settled with cash flows from the underlying Member Loans held by the Trust consistent with the member payment dependent design of the Notes; Certificate holders do not have recourse to the general credit of the Trust, Company, borrower members, or other investors.

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

Liquidity

We have incurred operating losses from inception through December 31, 2012. For the three months ended March 31, 2013, we had net income of approximately $40,000. We have an accumulated deficit of $57.6 million and a total stockholders’ deficit of $49.8 million, each as of March 31, 2013.

Historically, we have financed our operations through debt and equity financing from various sources. For the three months ended March 31, 2013 we had positive cash flows from operations of $3.0 million. As of March 31, 2013, we had $51.3 million of cash and cash equivalents. Our current operating plan calls for continued investments in technology, development, security infrastructure, underwriting, credit processing and marketing. If our assumptions regarding growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth, and we may consume our current liquidity resources.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (i) revenue recognition; (ii) fair value determinations; (iii) share-based compensation; and (iv) provision for income taxes, net of valuation allowance for deferred tax assets. These estimates and assumptions are inherently subjective in nature, actual results may differ from these estimates and assumptions, and the differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents include various unrestricted deposits with financial institutions in checking, money market and short-term certificate of deposit accounts. We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of the Company’s funds in certain checking, certificate of deposit, and money market accounts that are: 1) pledged to or held in escrow by our correspondent banks as security for transactions processed on or related to our platform and 2) received from Member investors but not yet applied to their accounts.

Member Loans

All Member Loans purchased from April 7, 2008 through November 2012, have been held for investment on our balance sheet based on management’s intent and ability to hold such loans for the foreseeable future or to maturity. In addition to Member Loans originated to be held for investment, beginning December 2012, certain Member Loans have been purchased and sold to third parties.

Beginning October 13, 2008, Member Loans were able to be financed by Notes issued by us to investors, and the majority of Member Loans originated since that date have been financed in that manner. These Notes are special limited recourse obligations of LendingClub, in that LendingClub has no obligation to make a payment on a Note until LendingClub receives a payment from the underlying member borrower. Each series of Notes corresponds to a single Member Loan facilitated through our platform and the payments to investors in the Notes are directly dependent on the timing and amounts of payments received on the related Member Loan. If we do not receive a payment on the Member Loan, we are not obligated to and will not make any payments on the corresponding Notes. In conjunction with this financing structure effective as of October 13, 2008, we adopted the provisions of FASB ASC 825-10, which permits companies to choose to measure certain financial instruments and certain other items at fair value. Accordingly, we have elected the fair value option for Member Loan originations that were financed by Notes (“Member Loans at fair value”) and also for the related Notes. Since March 2011, we have also elected the fair value option for all Member Loan originations financed by Certificates and the related Certificates. The estimated unrealized gains and losses on financial instruments for which the fair value option has been elected are reported in earnings.

We facilitate the origination of some Member Loans and purchase them ourselves, with sources of funds other than Notes and Certificates, to ensure sufficient financing for loans desired by our borrower members. We receive the same terms on Member Loans that we finance as the terms received by other Note investors. Funds to finance such Member Loan purchases historically were obtained through our borrowings under loan facilities with various entities and issuance of various series of preferred stock (see Note 7 – Preferred Stock). Member Loan originations through September 30, 2011, that were purchased by us with sources of funds other than Notes and Certificates were carried at amortized cost, reduced by a valuation allowance for loan losses incurred as of the balance sheet date (“Member Loans at amortized cost”). The amortized cost of such Member Loans included their unpaid principal balance net of unearned income, which was comprised of origination fees charged to borrower members and offset by our incremental direct origination costs for the loans. Unearned income was amortized ratably over the Member Loan’s contractual life using a method that approximated the effective interest method. All Member Loan originations after September 30, 2011, that were purchased by us with sources of funds other than Notes and Certificates have been accounted for at fair value. The balance of Member Loans at amortized cost was zero at both March 31, 2013 and December 31, 2012, respectively.

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

LendingClub’s and the Trust’s obligation to pay principal and interest on any Note or Certificate (as applicable) is equal to the pro-rata portion of the payments, if any, received on the related Member Loan. The gross effective interest rate associated with a Note or a Certificate is the same as the interest rate earned on the related Member Loan. At March 31, 2013, the discounted cash flow methodology used to estimate the Notes’ and Certificates’ fair values uses the same projected net cash flows as their related Member Loans. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return, including risk premiums (if significant) that investors in unsecured consumer credit obligations would require when investing in Notes issued by LendingClub and Certificates issued by the Trust with cash flows dependent on specific credit grades of Member Loans.

For additional discussion on this topic, including the adjustments to the estimated fair values of Loans at fair value and Notes at fair value, as discussed above, see Note 4 – Member Loans at Fair Value and Notes and Certificates at Fair Value.

Accrued Interest Receivable

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

Long-lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment,” the Company evaluates potential impairments of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business and significant negative industry or economic trends. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. For the three months ended March 31, 2013 and 2012, there was no impairment of long-lived assets.

Software and Website Development Costs

Software and website development costs are accounted for in accordance with FASB ASC 350, “Intangibles – Goodwill and Other.” The Company capitalizes costs related to internal use software and website application, infrastructure development and content development costs. Costs related to preliminary project activities and post implementation activities were expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in “Property and equipment” in the consolidated balance sheets. For the three months ended March 31, 2013, the Company capitalized approximately $0.4 million of internal software and website development costs. For the three months ended March 31, 2012, the Company did not capitalize any software and website development costs.

Deposits

Pursuant to an agreement, we have placed a deposit with a payment service provider that processes investor payment transactions on an ongoing basis and is restricted as to withdrawal throughout the contract term and the amount of the deposit depends on the volume of payment transactions processed. The deposit is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement.

Payable to Member Investors

Payables to member investors primarily represent payments-in-process received from member investors that, as of the last day of the period, have not been credited to their accounts on the platform and transferred to the separate bank account that holds investors’ uninvested funds in trust for them.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses are included in sales, marketing and customer service operating expenses.

Revenue Recognition

Revenues primarily result from fees earned and net interest income. Fees include loan origination fees (paid by borrower members), servicing fees (paid by investor members and third party Member Loan purchasers) and management fees (paid by certain Certificate holders).

The loan origination fee charged to each borrower member is determined by the term and credit grade of that borrower’s Member Loan and, as of March 31, 2013 and March 31, 2012, ranged from 1.11% to 5.00% of the aggregate Member Loan amount. The Member Loan origination fees are included in the annual percentage rate calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A Member Loan is considered issued when we record the transfer of funds to the borrower member’s account on our platform, following which we initiate an ACH transaction to transfer funds from our platform’s correspondent bank account to the borrower member’s bank account.

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

The recognition of fee revenue and interest income for Member Loans under the two accounting methods is described below.

Member Loans at Fair Value

Because of the election to account for Member Loans at fair value, origination fees on Member Loans at fair value are recognized upon origination of the loan and included as a component of non-interest revenue (see Note 11 – Non Interest Revenue). Direct costs to originate Member Loans at fair value are recognized as operating expenses as incurred.

We record interest income on Member Loans at fair value as earned. Loans reaching 120 days delinquent are classified as nonaccrual loans, and we stop accruing interest and reverse all accrued but unpaid interest as of such date.

Member Loans Sold to Third Party Purchasers

Loans issued that are subsequently sold to third party purchasers, and which meet the accounting requirements for a sale of loans are classified as “held for sale”. The related origination fees and direct loan origination costs for loans classified as “held for sale” are deferred and included in the “overall net investment in the loans” originated. Accordingly, the origination fees for such loans are not included in origination fee revenue and the direct loan origination costs for such loans are not included in operating expenses. A sale of loans to third party investors requires sale terms whereby the Company does not retain certain financial interests in, or obligations related to, the loans that require the transaction to be accounted for as a borrowing by the Company.

Loans are sold by the Company after the loan is issued by WebBank and then purchased by us. A gain or loss on the sale of loans with servicing retained is recorded on the sale date. In order to calculate the gain or loss on the sale of the loans with servicing retained, the Company first determines whether the terms of the servicing arrangement with the investor result in a net servicing asset (i.e., when contractual/expected servicing revenues adequately compensate the Company) or a net servicing liability (i.e., when contractual/expected servicing revenues do not adequately compensate the Company). When contractual/expected servicing revenues do not adequately compensate the Company, a portion of the gross proceeds of the loans sold with servicing retained are allocated to the recording of a net servicing liability. The gain or loss on the sale of loans sold with servicing retained equals the net remaining proceeds from the sale of loans, after allocation of proceeds toward the recording of any net servicing liability, minus the net investment in the loans being sold.

Additionally, the Company will record a liability for significant estimated post-sale obligations or contingent obligations to the purchaser of the loans, if any, such as delinquent/fraudulent loan repurchase obligations or excess loss indemnification obligations.

At each period-end, the Company estimates the current fair value of the loan servicing asset or loan servicing liability considering the contractual servicing fee revenue, adequate compensation for the Company’s servicing obligations, current principal balances of the loans and projected defaults and prepayments over the remaining lives of the loans.

The remaining principal balance of loans sold to and serviced for third party investors was $49.7 million at March 31, 2013. We recorded $7,000 of servicing revenue for loans sold to third party investors for the three months ended March 31, 2013. We recognized a $1.2 million gain on the sales of these loans for the three months ended March 31, 2013. Deferred servicing revenue as of March 31, 2013 was $0.2 million. No loans were sold to third parties during the three months ended March 31, 2012.

Servicing Fees

We record the servicing fees paid by Note holders, which are based on the payments serviced on the related Member Loans at fair value, as a component of non-interest revenue when received.

Servicing Asset/Liability

For loans sold to third party purchasers, the Company estimates the current fair value of the loan servicing asset or loan servicing liability considering the contractual servicing fee revenue, adequate compensation for the Company’s servicing obligations, the current principal balances of the loans and projected defaults and prepayments over the remaining lives of the loans.

Management Fees

LCA acts as the general partner for certain private funds (the “Funds”) in which it has made no capital contributions and does not receive any allocation of the Funds’ income, expenses, gains, losses nor any carried interest. Each Fund invests in a Certificate issued by the Trust pursuant to a set investment strategy. LCA charges limited partners in the Funds a monthly management fee, payable monthly in arrears, based on a limited partner’s capital account. These management fees can be modified or waived at the discretion of LCA.

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

Fair Valuation Adjustments of Member Loans at Fair Value and Notes and Certificates at Fair Value

We include in earnings the estimated unrealized fair value gains or losses during the period of Member Loans at fair value, and the offsetting estimated unrealized fair value losses or gains on related Notes and Certificates at fair value. As discussed earlier in this Note 2, at March 31, 2013, we estimated the fair values of Member Loans at fair value and related Notes and Certificates using a discounted cash flow valuation methodology. At each reporting period, we recognize fair valuation adjustments for the Member Loans at fair value and for the Notes and Certificates. The fair valuation adjustment for a given principal amount of a Member Loan at fair value will be approximately equal to the corresponding estimated fair valuation adjustment on the combined principal amounts of related Notes and Certificates because the same net cash flows of the Member Loan and the related Notes and/or Certificates are used in the discounted cash flow valuation methodology.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, Member Loans financed directly by LendingClub and the related accrued interest receivable, and deposits with service providers. We hold our cash and cash equivalents and restricted cash in accounts at quality regulated domestic financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds the FDIC insured amounts. As of March 31, 2013, the Company has net credit risk exposure on $0.5 million fair value of Member Loans held that were financed with sources of funds other than Notes or Certificates.

We obtain third-party credit reports and perform other evaluations of our borrower members’ financial condition, as needed, and do not allow borrower members to have more than two Member Loans outstanding at any one time. All of our loans are unsecured but we maintain a fair value allowance for Member Loans. Additionally, the potential gross credit risk to the Company from Member Loans is significantly mitigated to the extent that loans are financed by Notes or Certificates which absorb the loans’ credit losses pursuant to the member payment dependency provision.

The deposit placed with the payment service provider is short-term and generally may be applied toward amounts due to the provider as services are rendered. The deposit is ongoing throughout the contract term and is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement. The payments services agreement is cancelable by us at any time.

Stock-based Compensation

All share-based awards made to employees, including grants of employee stock options, restricted stock and employee stock purchase rights, are recognized in the consolidated financial statements based on their respective grant date fair values. Any benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash inflow and cash outflow from operating activities.

The fair value of share-option awards is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected term of the option award, expected volatility of our stock price and expected future dividends, if any.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation for accrued interest receivable, prepaid and other assets, accrued interest payable, and accrued expenses and other liabilities. These reclassifications had no impact on previously reported results of consolidated operations or consolidated stockholders’ equity.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have any impact on the Company’s results of operations, financial position, or cash flow.

3. Net Income (Loss) Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is computed by dividing income (loss) per share attributable to common stockholders by the weighted average number of common shares outstanding for the period. We compute income (loss) per share of common stock using the two-class method required for participating securities. We consider all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings (see Note 7 – Preferred Stock to the consolidated financial statements for a description), are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders. All participating securities are excluded from basic weighted-average common shares outstanding.

Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. Diluted earnings per share attributable to common stockholders, if presented, would be calculated by taking undistributed earnings and reallocating them to reflect the potential impact of dilutive securities. Diluted income (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of potentially dilutive common shares, which are comprised of outstanding stock options, warrants, and convertible preferred stock. The effects of outstanding stock options, warrants and convertible preferred stock are excluded from the computation of diluted net income (loss) per common share in periods in which the effect would be antidilutive.

The following table details the computation of the basic and diluted income (loss) per share for the three months ended March 31, 2013 and 2012 (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to common stockholders	$40	$(2,624)

Weighted average shares used in computing basic and diluted net loss per share	11,909,129	8,957,563
Basic and diluted net income (loss) per share	$0.00	$(0.29)

4. Member Loans at Fair Value and Notes and Certificates at Fair Value

At March 31, 2013 and December 31, 2012, we had the following assets and liabilities measured at fair value on a recurring basis (in thousands):

	Member Loans at Fair Value		Notes and Certificates at Fair Value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Aggregate principal balance outstanding	$1,006,776	$791,774	$1,010,826	$795,842
Fair valuation adjustments	(10,793)	(10,559)	(10,767)	(10,526)

Fair Value	$995,983	$781,215	$1,000,059	$785,316

We determined the fair values of Member Loans at fair value and Notes and Certificates at fair value using inputs and methods that are categorized in the fair value hierarchy of ASC 820, as follows (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
March 31, 2013
Assets
Member Loans at fair value	$—	$—	$995,983	$995,983
Liabilities
Notes and Certificates	$—	$—	$1,000,059	$1,000,059
December 31, 2012
Assets
Member Loans at fair value	$—	$—	$781,215	$781,215
Liabilities
Notes and Certificates	$—	$—	$785,316	$785,316

Instruments in the Level 3 valuation hierarchy are based on significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 instruments primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013 (in thousands):

	Member Loans At fair value	Notes and Certificates
Fair value at December 31, 2012	$781,215	$785,316
Originations/Issuances	352,896	312,812
Loans sold to third parties	(40,066)	—
Principal repayments	(88,845)	(88,883)

Carrying value before fair value adjustments	1,005,200	1,009,245
Fair valuation adjustments, included in earnings	(9,217)	(9,186)

Fair value at March 31, 2013	$995,983	$1,000,059

At March 31, 2013, the Notes have terms of 36 months or 60 months and are paid monthly with fixed interest rates ranging from 5.42% to 24.89% and various maturity dates through March 2018.

As discussed previously in Note 2 – Summary of Significant Accounting Policies, fair values for Member Loans at fair value and the related Notes and Certificates are determined using a discounted cash flow model utilizing estimates for credit losses, prepayments, changes in the interest rate environment, and other factors. For Notes and Certificates, we also consider risk factors such as the Company’s liquidity position. The majority of fair valuation adjustments included in earnings is attributable to changes in estimated instrument-specific future credit losses. All fair valuation adjustments were related to Level 3 instruments for the three months ended March 31, 2013. A specific loan that is projected to have higher future default losses than previously estimated lowers the expected future cash flows of the Member Loan over its remaining life, which reduces its estimated fair value. Conversely, a specific loan that is projected to have lower future default losses than previously estimated increases the expected future cash flows of the Member Loan over its remaining life, which increases its fair value. Because the payments to holders of Notes and Certificates directly reflect the payments received on Member Loans at fair value, a reduction or increase of the expected future payments on Member Loans at fair value decreases or increases the estimated fair values of the related Notes and Certificates. Expected losses and actual loan charge-offs on Member Loans at fair value are offset to the extent that the loans are financed by Notes and Certificates that absorb the related loan losses.

Fair value adjustment gains/(losses) for Member Loans at fair value were $(9.2 million) and $(4.8 million) for the three months ended March 31, 2013 and 2012, respectively. The fair value adjustment gains/(losses) for Notes and Certificates were $9.2 million and $4.8 million for the three months ended March 31, 2013 and 2012, respectively. The fair value adjustments for Member Loans at fair value were largely offset by the fair value adjustments of the Notes and Certificates due to the member-payment-dependent design of the Notes and Certificates and because the principal balances of the Member Loans at fair value were very close to the combined principal balances of the Notes and Certificates. Accordingly, the net fair value adjustment gains/(losses) for Member Loans at fair value, and Notes and Certificates was approximately $(31,000) and $(40,000) for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, we had 671 Member Loans at fair value that were 90 days or more past due or where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $7.0 million, aggregate adverse fair value adjustments totaling $6.2 million and an aggregate fair value of $0.8 million. At December 31, 2012, we had 576 Member Loans at fair value that were 90 days or more past due or where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $6.4 million, aggregate adverse fair value adjustments totaling $5.7 million and an aggregate fair value of $0.7 million.

At March 31, 2013, we had 250 Member Loans at fair value which were on non-accrual status that represented $2.4 million of outstanding principal and $0.3 million of fair value, and Notes and Certificates with $2.4 million of outstanding principal balance and a fair value of $0.3 million. At December 31, 2012, we had 222 Member Loans at fair value representing $2.4 million of outstanding principal and $0.3 million of fair value, and Notes and Certificates with $2.4 million of outstanding principal balance and a fair value of $0.3 million that were on nonaccrual status.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at March 31, 2013 (in thousands):

				Range of Inputs
	Fair Value	Valuation Techniques	Unobservable Input	Minimum	Maximum
Member Loans	$995,983	Discounted cash flow	Discount rate	5.8%	15.0%
			Net cumulative expected loss	2.1%	26.4%
Notes & Certificates	$1,000,059	Discounted cash flow	Discount rate	5.8%	15.0%
			Net cumulative expected loss	2.1%	26.4%

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

Discount rate – Discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, the fair value, of a financial instrument. The discount rates for the projected net cash flows of Member Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Member Loans. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in Notes issued by LendingClub and Certificates issued by the Trust with cash flows dependent on specific grades of Member Loans. Discount rates for existing Member Loans, Notes and Certificates are adjusted to reflect the time value of money. A risk premium component is implicitly included in the discount rates to reflect the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

Net cumulative expected loss – Net cumulative expected loss is an estimate of the net cumulative principal payments that will not be repaid over the entire life of a new Member Loan, Note or Certificate, expressed as a percentage of the original principal amount of the Member Loan, Note or Certificate. The estimated net cumulative loss is the sum of the net losses estimated to occur each month of the life of a new Member Loan, Note or Certificate. Therefore, the total net losses estimated to occur though the remaining maturity of existing Member Loans, Notes and Certificates are less than the estimated net cumulative losses of comparable new Member Loans, Notes and Certificates. A given month’s estimated net losses are a function of two variables:

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

5. Deposits

We had deposits of $1.1 and $0.7 million as of March 31, 2013 and December 31, 2012, respectively. Of the $1.1 million, $0.9 million was a deposit with a payment service provider. This deposit is used for transactions related to our platform and is required pursuant to the agreement with the payment services provider, serves as collateral for the protection of the payment services provider and our members, and is restricted as to withdrawal. The deposit is ongoing throughout the term of the contract and the amount of the deposit depends on the volume of payment transactions processed. The deposit is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement.

6. Related Party Transactions

Our executive officers, directors (including immediate family members) and certain affiliates, have opened investor member accounts with LendingClub and have made deposits and withdrawals to their accounts, and funded portions of borrowers’ loan requests from time to time in the past via purchases of Notes and Certificates, and may do so in the future.

For the three months ended March 31, 2013 and 2012 these related parties made LendingClub Platform deposits, Platform withdrawals, and invested in Notes and Certificates, as follows (in thousands):

	Three Months Ended March 31, 2013
Related Party	Platform Deposits	Platform Withdrawals	Investments
Executive Officers	$—	$6	$—
Directors	968	105	968

	$968	$111	$968

	Three Months Ended March 31, 2012
Related Party	Platform Deposits	Platform Withdrawals	Investments
Executive Officers	$—	$15	$2
Directors	200	81	117

	$200	$96	$119

As of March 31, 2013 and December 31, 2012, these related parties had outstanding principal invested balances as follows (in thousands):

	As of March 31, 2013		As of December 31, 2012
Related Party	Notes and Certificates Outstanding	Total Funds Committed	Notes and Certificates Outstanding	Total Funds Committed
Executive Officers	$26	$40	$30	$39
Directors	3,982	4,040	3,061	3,105

	$4,008	$4,080	$3,091	$3,144

7. Preferred Stock

Convertible preferred stock (in thousands, except share amounts)

	March 31, 2013	December 31, 2012
Preferred stock, $0.01 par value; 61,617,516 total shares authorized at March 31, 2013 and December 31, 2012:
Series A convertible preferred stock, 17,006,275 shares designated at March 31, 2013 and December 31, 2012; 16,336,524 and 16,317,747 shares issued and outstanding at March 31, 2013 and December 31, 2012; aggregate liquidation preference of $17,398 and $17,371 at March 31, 2013 and December 31, 2012.	$17,201	$17,181
Series B convertible preferred stock, 16,410,526 shares designated at March 31, 2013 and December 31, 2012; 16,410,526 and 16,394,324 shares issued and outstanding at March 31, 2013 and December 31, 2012; aggregate liquidation preference of $12,167 at March 31, 2013 and December 31, 2012.	12,164	12,164
Series C convertible preferred stock, 15,621,609 shares designated at March 31, 2013 and December 31, 2012; 15,621,609 shares issued and outstanding at March 31, 2013 and December 31, 2012, aggregate liquidation preference of $24,490 at March 31, 2013 and December 31, 2012.	24,388	24,388
Series D convertible preferred stock, 9,007,678 shares designated at March 31, 2013 and December 31, 2012; 9,007,678 shares issued and outstanding at March 31, 2013 and December 31, 2012; aggregate liquidation preference of $32,044 at March 31, 2013 and December 31, 2012.	31,943	31,943
Series E convertible preferred stock, 3,571,428 shares designated at March 31, 2013 and December 31, 2012; 2,500,000 shares issued and outstanding at March 31, 2013 and December 31, 2012; aggregate liquidation preference of $17,500 at March 31, 2013 and December 31, 2012.	17,347	17,347

	$103,043	$103,023

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

Voting rights – Generally, preferred stockholders have one vote for each share of common stock that would be issuable upon conversion of preferred stock. Voting as a separate class, and on an as-if-converted to common stock basis, the Series A convertible preferred stockholders are entitled to elect two members of the Board, the holders of Series B convertible preferred stockholders are entitled to elect one member of the Board. The Series C and Series D convertible preferred stockholders are not entitled to elect a member of the Board. The Series E convertible preferred stockholders are entitled to nominate members to the Board, this nominee is subject to the vote of all convertible preferred stockholders. The holders of common stock, voting as a separate class, are entitled to elect one member of the Board. The remaining directors are elected by the preferred stockholders and common stockholders voting together as a single class on an as-if-converted to common stock basis.

8. Stockholders’ Deficit

Common stock

At March 31, 2013, we have shares of common stock authorized and reserved for future issuance as follows:

Options to purchase common stock	9,992,030
Options available for future issuance	614,928
Convertible preferred Series A stock warrants	669,751
Common stock warrants	237,794

Total common stock authorized and reserved for future issuance	11,514,503

During the three months ended March 31, 2013, we issued 1,208,744 shares of common stock in exchange for proceeds of $0.5 million upon the exercise of employee stock options.

Convertible preferred Series A stock warrants are fully exercisable with an exercise price of $1.065 per share. The warrants may be exercised at any time on or before January 2018.

Common stock warrants are fully exercisable with exercise prices of $0.01 and $1.5677 per share. The warrants may be exercised at any time on or before February 2021.

Accumulated Deficit

We have incurred operating losses since our inception through December 31, 2012. For the three months ended March 31, 2013, we had net income of approximately $40,000 and a net loss of $2.6 million for the three months ended March 31, 2012. We have an accumulated deficit of $57.6 million and a stockholders’ deficit of $49.8 million, at March 31, 2013.

9. Stock-Based Compensation

Under our 2007 Stock Incentive Plan, or the Option Plan, we may grant options to purchase shares of common stock to employees, executives, directors and consultants at exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory options. An aggregate of 14,059,948 shares have been authorized for issuance under the Option Plan. The options granted through March 31, 2013 are stock options that generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 12 quarters thereafter, provided the grantee remains continuously employed by the Company through each vesting date (“service-based options”).

For the three months ended March 31, 2013, we granted stock options to purchase 378,000 shares of common stock with a weighted average exercise price of $2.78 per share, a weighted average grant date fair value of $1.63 per share and a total estimated fair value of approximately $0.6 million.

We used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

Three Months Ended March 31, 2013
Assumed forfeiture rate (annual %)	5.0%
Expected dividend yield	0.0%
Assumed stock price volatility	63.5%
Risk-free interest rates	1.12%
Expected life (years)	6.25

Options activity under the Option Plan for the three month period ended March 31, 2013 is summarized as follows:

	Stock Options Issued and Outstanding	Weighted Average Exercise Price
Balances, at December 31, 2012	10,255,222	$1.19
Options Granted	378,000	2.78
Options Exercised	(1,208,744)	0.40
Options Forfeited/Expired	(47,376)	0.61

Balances, March 31, 2013	9,377,102	$1.36

A summary of outstanding options, options vested and options vested and expected to vest as of March 31, 2013, is as follows:

	Stock Options Issued and Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Options Outstanding	9,377,102	8.58	$1.36
Options Vested	2,347,124	7.42	$0.52
Options Vested and Expected to Vest	8,919,265	8.54	$1.33

A summary by weighted average exercise price of outstanding options, options vested, and options expected to vest at March 31, 2013, is as follows:

Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Remaining Contractual Life of Outstanding Stock Options (Years)	Number of Stock Options Vested	Number of Stock Options Vested and Expected to Vest
$0.23	391,688	6.66	303,249	390,499
$0.40	2,932,633	7.28	1,587,055	2,887,211
$0.71	2,586,993	8.93	365,980	2,448,523
$2.78	3,465,788	9.63	90,840	3,193,032

$1.36	9,377,102	8.58	2,347,124	8,919,265

The aggregate intrinsic value of the options outstanding, vested options and options expected to vest was $12.9 million at March 31, 2013.

The Company recognized $0.5 million and $0.3 of stock based compensation expense related to stock options for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, total unrecognized compensation cost was $5.5 million and these costs are expected to be recognized over the next 3.2 years.

No net income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

10. Income Taxes

The Company accounts for income taxes using the asset and liability method as codified in Topic 740 (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. A full valuation allowance has been recorded against net deferred tax assets of $23.9 million at March 31, 2013 and December 31, 2012, respectively.

The Company recorded no net provision for income taxes in any of the three month periods ended March 31, 2013 or 2012 due to the full valuation allowance for deferred tax assets recorded in all of the periods then ended. Payments of minimum amounts due to state taxing authorities upon the filing of state tax returns are recorded as operating expenses instead of income tax expense.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any material changes in unrecognized tax benefits and there were no interest expense or penalties on any unrecognized tax benefits during the three months ended March 31, 2013 and 2012.

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

The amount of such limitations on the Company’s total federal net operating losses of approximately $53.0 million incurred since the Company’s inception in October 2006 through the fiscal year-ended December 31, 2012 has been analyzed, and the Company believes limitations exist only on the future annual deductibility of approximately $2.5 million of the Company’s total net operating loss carryforwards. Additionally, the Company had certain capital transactions during the three months ended March 31, 2013, that trigger a testing date and the Company has completed a preliminary study to assess whether one or more ownership changes have occurred since December 31, 2012. The Company believes it has not experienced an ownership change of more than 50 percent as a result of the capital transactions in the three months ended March 31, 2013. Therefore, utilization of certain NOL or tax credit carryforwards are believed not to be subject to additional annual limitations beyond the limitation discussed above.

The annual limitations on a Company’s NOL or tax credit carryforwards is determined by first multiplying the value of the Company’s capital at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. In the most adverse case, such limitation may result in the expiration of a portion of the NOL or tax credit carryforwards before utilization. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the Company’s full valuation allowance for deferred tax assets, it is not expected that any possible limitation on the future deductibility of NOL or tax credit carryforwards will have an impact on the results of operations of the Company. As of March 31, 2013, we continued to have a full valuation allowance against our net deferred tax assets. Although there was operating income for the three months ended March 31, 2013, and we have expectations for business growth, uncertainty regarding profitability in the coming years, and the impact of that uncertainty on the future realization of the net operating loss carryforwards remain, therefore, we believe it is more likely than not that all of our deferred tax assets will not be realized.

11. Non-Interest Revenue

Non-interest revenue consists of loan origination fees collected upon origination of Member Loans at fair value, servicing fees collected as payments are made to investors in Notes, management fees earned from investors in Certificates and other revenue.

The following table summarizes the components of non-interest revenue for the three months ended March 31, 2013, and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Origination fees	$13,587	$4,579
Servicing fees	710	439
Management fees from Certificate investors	494	100
Gain from sales of Member Loans	1,160	—
Other revenue	292	—

Total Non-Interest Revenue	$16,243	$5,118

12. Fair Value of Financial Instruments Not Measured at Fair Value on a Recurring Basis in the Balance Sheet

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

FINANCIAL LIABILITIES:

Short-Term Financial Liabilities: Short-term financial liabilities include accrued interest payable and other accrued expenses, and payables to member investors. These liabilities are carried at historical cost. The carrying amount approximates fair value due to the short term nature of the instruments.

13. Commitments and Contingencies

Commitments

Operating Leases

In July 2012, we entered into a lease agreement for additional space in our corporate headquarters. The lease commenced on September 15, 2012 and expires in June 2015. The Company has a renewal option on the lease that extends the lease two years to June 2017. The average monthly rent expense for the additional space in our corporate headquarters is approximately $0.1 million and we pledged $0.1 million as a security deposit.

In April 2011, we entered into a lease agreement for a space in San Francisco, CA for our corporate headquarters, which includes our principal administrative, marketing, technical support and technology functions. The lease began on May 1, 2011 and expires in June 2017. We can terminate the lease upon nine months’ notice prior to the third anniversary of the lease. The average monthly rent expense for this space in our corporate headquarters is approximately $40,000 and we pledged $0.2 million as a security deposit.

Since July 2010, we entered into several month-to-month or short-term lease agreements for the lease of office space, ranging from 250 to 400 square feet, in New York City. In December 2012, we renewed a lease for a New York City office for a one year term that expires on January 31, 2014. The average monthly rent for this space is approximately $3,000.

Facilities rental expense for the three months ended March 31, 2013 and 2012 was $0.4 million and $0.1 million, respectively.

Loan Funding related to Direct Marketing Programs

In regards to loans listed on the platform as a result of direct marketing efforts, we have committed to invest in such loans in order for these loans to have investment commitments equal to the lesser of the amount approved and $10,000 at the time of issuance. Based upon our platform’s performance to date we have not had to commit any material capital amounts to these loans and as such we have not recorded a contingent obligation on our balance sheet as of March 31, 2013 or December 31, 2012.

Contingencies

Credit Support Agreement

The Company is subject to a Credit Support Agreement with a Certificate investor. The Credit Support Agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the investor for credit losses on Member Loans underlying the investor’s Certificate, that are in excess of a specified, aggregate loss threshold. The Company is contingently obligated to pledge cash, not to exceed $3.0 million, to support this contingent obligation and which cash balance is premised upon the investor’s Certificate purchase volume. As of March 31, 2013, approximately $2.9 million was pledged and restricted to support this contingent obligation.

As of March 31, 2013, the credit losses pertaining to the investor’s Certificate have not exceeded the specified threshold, nor are future credit losses expected to exceed the specified threshold, and thus no expense or liability has been recorded. The Company currently does not anticipate recording losses resulting from its contingent obligation under this Credit Support Agreement. If losses related to the Credit Support Agreement are later determined to be likely to occur and are estimable, results of operations could be affected in the period in which such losses are recorded.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report. In addition to historical information, this Report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Part II Item 1A, “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for our products and services; the intensity of competition; our ability to effectively expand and improve internal infrastructure; maintenance of positive cash flows from operations, and adverse financial, customer and employee consequences that might result to us if litigation were to be initiated and resolved in an adverse manner to us. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this Report. We assume no obligation to update these forward-looking statements.

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

In addition to the public offering, we offer private placements to accredited investors and qualified purchasers. These private placements are managed by the Company’s wholly-owned subsidiary, LC Advisors, LLC (“LCA”), a registered investment adviser that acts as the general partner for certain private funds (the “Funds”) and separately managed accounts (“SMAs”). The Company established LC Trust I (“Trust”), a Delaware business trust in February 2011 to acquire and hold Member Loans for the sole benefit of investors that purchase through Trust Certificates (“Certificates”) issued by the Trust and which are related to the underlying Member Loans. The Funds each purchase a Certificate from the Trust and the Trust uses these proceeds to acquire and hold Member Loans for the sole benefit of the Certificate holder. The Certificates can only be settled with cash flows from the underlying Member Loans and Certificate holder does not have recourse to the general credit or other assets of the Trust, Company, borrower members or other investors.

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

As of March 31, 2013, the platform facilitated 118,608 Member Loans totaling approximately $1.5 billion since the platform’s inception. Our agreement with WebBank enables us to make our platform available to borrower members on a uniform basis nationwide, except that as of March 31, 2013, we do not currently offer Member Loans in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska and North Dakota. We pay WebBank a monthly service fee based on the amount of loans issued by WebBank in each month, subject to a minimum monthly fee.

To date, we have funded our operations primarily with proceeds from our debt financing, preferred stock issuances and common stock issuances and now with the operations of the Company, which are described under “Liquidity and Capital Resources” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. From inception of the Company through March 31, 2013, we have raised approximately $102.5 million (net) through preferred equity financings.

We have incurred net losses since our inception through December 31, 2012. Our net income was $40,000 for the three months ended March 31, 2013. For the three months ended March 31, 2013, we were cash-flow positive on an operating basis. We expect that will continue operating at or near breakeven during the remainder of 2013. If our assumptions regarding continued growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to continue operating on a cash-flow positive basis, and our current liquidity resources may be consumed.

We earn revenues from fees, primarily loan fees charged to borrower members, investor servicing fees and management fees charged by LCA. We expect that the number of borrower and investor members and the volume of Member Loans facilitated through our platform will continue to increase, and that we will generate increased revenue from these fees.

Significant Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies which are more fully described in Note 2 to our consolidated financial statements reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) fair value determination; (3) share-based compensation; and (4) provision for income taxes, net of valuation allowances for deferred tax assets. These estimates and assumptions are inherently subjective in nature, actual results may differ from these estimates and assumptions, and the differences could be material.

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

Absent the fair value elections for both Member Loans and the related Notes and Certificates, Member Loans held for investment would be accounted for at amortized cost and would record loan loss provisions for estimated expected losses, but the related Notes and Certificates also accounted for at amortized cost would recognize the losses passed-through by the related loans only when and in amounts of the loans actually charged-off, thereby resulting in a mismatch in the timing and amounts of loss recognition between a Member Loan and related Notes and Certificates, which is not an appropriate representation for instruments that are designed to have linked cash flows and loss realization. The loan origination fees for Member Loans at fair value are recognized as a component of non-interest revenue at the time of the loan origination. The costs to originate Member Loans at fair value are recognized in operating expenses as incurred. Interest income on Member Loans at fair value is recorded as earned.

When we receive payments of principal and interest on Member Loans, we remit principal and interest payments on related Notes and/or Certificates, net of any applicable servicing fee on the payments received on the Member Loans at fair value. The principal payments reduce the carrying values of both the Member Loans at fair value and the related Notes and Certificates. Servicing fees withheld from payments made to Note investors are recorded as a component of non-interest revenue when received. Management fees from Certificate investors are recognized as a component of non-interest revenue when earned.

We include in earnings the estimated unrealized fair value gains or losses during the period of Member Loans at fair value, and the offsetting estimated fair value losses or gains attributable to the expected changes in future payments on Notes and Certificates.

At March 31, 2013, we estimated the fair values of Member Loans at fair value and their related Notes and Certificates using a discounted cash flow valuation methodology. The estimated fair values of Member Loans are computed by projecting the future contractual cash flows to be received on the loans, adjusting those cash flows for our expectations of prepayments (if significant), defaults and losses over the life of the loans, and expected net recoveries, if any. We then discount those projected net cash flows to a present value, which is the estimated fair value. Our expectation of future defaults and losses on loans is based on analyses of actual defaults and losses that occurred on the various credit grades of Member Loans over the past several years. The expected net recovery reflects the actual historical recovery experience for the various types of defaulted loans and the contractual arrangements with collection agencies. The discount rates for the projected net cash flows of the Member Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Member Loans.

Our obligation to pay principal and interest on any Note and Certificate is equal to the pro-rata portion of the payments, if any, received on the related Member Loan at fair value, net of any applicable servicing fee. The gross effective interest rate associated with a Note or a Certificate is the same as the interest rate earned on the related Member Loan at fair value. At March 31, 2013, the discounted cash flow methodology used to estimate the Notes’ and Certificates’ fair values uses the same projected net cash flows as their related Member Loans. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return, including any applicable risk premiums, if significant, that investors in unsecured consumer credit obligations would require when investing in Notes issued by LendingClub or Certificates issued by the Trust, with cash flows dependent on specific credit grades of Member Loans.

For additional discussion on this topic, including the adjustments to the estimated fair values of Loans at fair value and Notes at fair value as of March 31, 2013, as discussed above, see Results of Operations and Note 4 – Member Loans at Fair Value and Notes and Certificates at Fair Value.

Results of Operations

Revenues

Our business model consists primarily of charging fees to both borrower members and investor members for transactions through or related to our platform. During the three months ended March 31, 2013 and 2012, we facilitated $352.9 million and $109.6 million of loans, respectively, on our platform.

Upon issuance of a loan, WebBank pays a fee to us for providing the service of arranging the Member Loan. The loan origination fee charged to each borrower member is determined by the term and credit grade of that borrower member’s loan and as of March 31, 2013 and 2012 ranged from 1.11% to 5.00% of the aggregate Member Loan amount. The loan origination fees are included in the annual percentage rate calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member.

Investor members that purchase Notes pay servicing fees to us on the payments for the related Member Loans and maintaining account portfolios. We charge other investors that invest through the Trust a monthly management fee that is based on their account balances. These management fees, which are charged in lieu of servicing fees on the payments for principal, interest and late fees and are recorded in other revenue.

Non-Interest Revenue

The following table summarizes the components of non-interest revenue for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Origination fees	$13,587	$4,579
Servicing fees	710	439
Management fees from Certificate investors	494	100
Gain from sales of Member Loans	1,160	—
Other revenue	292	—

Total Non-Interest Revenue	$16,243	$5,118

Origination Fees

Our borrower members pay a one-time origination fee upon issuance of a Member Loan. This fee is determined by the term and loan grade of the Member Loan.

From September 8, 2011 to February 1, 2012, our origination fees for three year loans are as set forth below:

Loan Grade	A1	A2	A3-A5	B	C	D	E	F	G
Fee	1.11%	2.00%	3.00%	4.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Beginning February 2, 2012, our loan origination fees for the three year loans are as set forth below:

Loan Grade	A1	A2	A3-A5	B	C	D	E	F	G
Fee	1.11%	2.00%	3.00%	4.00%	5.00%	5.00%	5.00%	5.00%	4.00%

Beginning January 7, 2011, our origination fees for five year loans are as set forth below:

Loan Grade	A	B	C	D	E	F	G
Fee	3.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Loan fees received on Member Loans at fair value are recognized as a component of non-interest revenues at the time of loan origination and were $13.6 million and $4.6 million for the three months ended March 31, 2013 and 2012, respectively, an increase of 196%. The increase in these loan fees was primarily due to an increase in origination volumes of Member Loans at fair value during the three months ended March 31, 2013, to $312.8 million (excluding $40.1 million of loans sold to third party investors) versus originations of $109.6 million for the three months ended March 31, 2012, an increase of 185%. The average loan origination fees were 4.3% and 4.2% of the principal amount of Member Loans at fair value originated for the three months ended March 31, 2013 and 2012, respectively. The increase in the average loan origination fee in the current period was primarily due to changes in the mix of Member Loans between three and five year loans and also between the various loan grades from the prior year period.

Servicing fees

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

The servicing fees earned from Note holders that relate to cash flows serviced on related Member Loans at fair value were $0.7 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively, an increase of 75%. The increase in the servicing fees earned from Note holders were primarily due to increased balances of Notes outstanding during the three months ended March 31, 2013, versus the three months ended March 31, 2012.

Servicing Asset/Liability

For loans sold to third party purchasers, the Company estimates the current fair value of the loan servicing asset or loan servicing liability considering the contractual servicing fee revenue, adequate compensation for the Company’s servicing obligations, the current principal balances of the loans and projected defaults and prepayments over the remaining lives of the loans.

The remaining principal balance of loans sold to and serviced for third party investors was $49.7 million at March 31, 2013. We recorded $7,000 of servicing revenue for loans sold to third party investors for the three months ended March 31, 2013. Deferred servicing revenue as of March 31, 2013 was $0.2 million. No loans were sold to third parties during the three months ended March 31, 2012.

Management Fees and Assets Under Management

LCA charges Certificate holders a management fee based on their capital account balances in lieu of paying a servicing fee. LCA earned management fees from investors in Certificates totaling $0.5 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. The increase in management fees earned during the three months ended March 31, 2013 versus the prior fiscal year was due primarily to an increase in total assets under management, which were $445.3 million at March 31, 2013 ($378.6 million in five investment funds and $66.7 million in certain SMAs) and $99.0 million at March 31, 2012.

Gain on sales of Member Loans

Loans are sold by the Company after the loan is issued by WebBank and then purchased by us. A gain or loss on the sale of loans with servicing retained is recorded on the sale date. In order to calculate the gain or loss on the sale of the loans with servicing retained, the Company first determines whether the terms of the servicing arrangement with the investor result in a net servicing asset (i.e., when contractual/expected servicing revenues adequately compensate the Company) or a net servicing liability (i.e., when contractual/expected servicing revenues do not adequately compensate the Company). When contractual/expected servicing revenues do not adequately compensate the Company, a portion of the gross proceeds of the loans sold with servicing retained are allocated to the recording of a net servicing liability. The gain or loss on the sale of loans sold with servicing retained equals the net remaining proceeds from the sale of loans, after allocation of proceeds toward the recording of any net servicing liability, minus the net investment in the loans being sold. During the three months ended March 31, 2013, we recorded $1.2 million of gain from sales of member loans. No sales of member loans occurred during the three months ended March 31, 2012.

Net Interest Income

The following table summarizes interest income, interest expense and net interest income for the three months ended March 31, 2013 and 2012, as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest Income
Member Loans	$32,358	$12,651
Cash and cash equivalents	6	9

Total Interest Income	32,364	12,660

Interest Expense
Notes and Certificates at fair value	(32,325)	(12,485)
Loans payable	—	(31)

Total Interest Expense	(32,325)	(12,516)

Net Interest Income	$39	$144

We had net interest income of $39,000 and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. Net interest income decreased in the three months ended March 31, 2013, when compared to the same period in the prior year primarily due to the reduction in loans funded by us and recorded as Member Loans at amortized cost which was zero at March 31, 2013 and December 31, 2012.

Interest Income on Member Loans

We record interest income from Member Loans. For the three months ended March 31, 2013 and 2012, we recorded interest income from Member Loans at fair value, excluding loan origination fees, of $32.4 million and $12.7 million, respectively. The increase in interest income in the three months ended March 31, 2013, compared to the comparable period in the prior year is primarily due to the significant increase in the outstanding balances of Member Loans at fair value. The average balance of Member Loans at fair value outstanding during the three months ended March 31, 2013, was $888.6 million as compared to an estimated average balance of $326.9 million during the three months ended March 31, 2012, an increase of 172%.

Interest Earned on Cash and Investments

Interest income from cash and cash equivalents is recognized as it is earned. For the three months ended March 31, 2013 and 2012, we recognized $6,000 and $9,000 of interest income earned on cash and cash equivalents, respectively.

Interest Expense on Notes and Certificates

We record interest expense on Notes and Certificates. We recorded interest expense for Notes and Certificates of $32.3 million and $12.5 million, respectively, for the three months ended March 31, 2013 and 2012, respectively. The increase in interest expense in the three months ended March 31, 2013, compared to the comparable period in the prior year was primarily due to the significant increase in the outstanding balances of Notes and Certificates. The estimated average balance of Notes and Certificates outstanding during the three months ended March 31, 2013, was $892.7 million as compared to an estimated average balance of $325.8 million in the prior year, an increase of 174%.

Interest Expense on Loans Payable

We recorded interest expense for loans payable of zero and $31,000 respectively, for the three months ended March 31, 2013 and 2012, respectively. The decrease was due to the remaining loans payable balance being paid in full in July 2012.

Fair Value Adjustments on Member Loans at Fair Value and Notes and Certificates at Fair Value

At March 31, 2013, we estimated the fair values of Member Loans and their related Notes and Certificates using a discounted cash flow valuation methodology. The fair valuation methodology considers projected prepayments, if significant, and uses the historical actual defaults, losses and recoveries on our loans over the past several years to project future losses and net cash flows on loans.

Fair value adjustment gains/(losses) for Member Loans at fair value were $(9.2 million) and $(4.8 million) for the three months ended March 31, 2013 and 2012, respectively. Fair value adjustment gains/(losses) for Notes and Certificates were $9.2 million and $4.8 million for the three months ended March 31, 2013 and 2012, respectively.

The fair value adjustments for Member Loans at fair value were largely offset by the fair value adjustments of the Notes and Certificates at fair value due to the member payment dependent design of the Notes and Certificates, and because the principal balances of the Member Loans at fair value were very close to the combined principal balances of the Notes and Certificates. Accordingly, the net fair value adjustment gains/(losses) for Member Loans and Notes and Certificates were $(31,000) and $(40,000) for the three months ended March 31, 2013 and 2012, respectively.

Provision for Loan Losses

Loan loss provisions were zero and $(8,000) for the three months ended March 31, 2013 and 2012, respectively. Loan loss provisions arise only for Member Loans at amortized cost. The decline in the loan loss provisions for Member Loans at amortized cost was due to the zero balance of Member Loans at amortized cost during the three months ended March 31, 2013.

Operating Expenses

The following tables summarize our operating expenses for the three months ended March 31, 2013 and 2012, respectively (in thousands).

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Sales, Marketing & Customer Service	$(10,341)	$(4,932)	$(5,409)	110%
Technology	(2,248)	(862)	(1,386)	161%
General & Administrative	(3,622)	(2,044)	(1,578)	77%

Total Operating Expenses	$(16,211)	$(7,838)	$(8,373)	107%

Sales, Marketing and Customer Service Expense

Sales, marketing and customer service expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, customer service, credit and collections personnel, costs of marketing campaigns and costs of borrower acquisitions such as credit scoring and screening. Sales, marketing and customer service expenses for the three months ended March 31, 2013 and 2012, were $10.3 million and $4.9 million, respectively, an increase of approximately 110%. The increase in spending during the three month period ended March 31, 2013 compared to the same period of the prior year was primarily due to a $2.1 million increase in personnel related expenses resulting from increased headcount and a $3.0 million increase in spending on new and ongoing marketing programs to attract borrowers on the platform.

Technology Expense

Technology expense consists primarily of salaries, benefits and stock-based compensation expense of technology personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Technology expenses for the three months ended March 31, 2013 and 2012 were $2.2 million and $0.9 million, respectively, an increase of 161%. The increase for the three month period ended March 31, 2013 versus the same periods in the prior year were primarily due to a $1.0 million increase in personnel related expenses resulting from increased headcount and contract labor expenses.

During the three months ended March 31, 2013, we capitalized $0.4 million of software development costs compared to zero costs capitalized for the three months ended March 31, 2012.

General and Administrative Expense

General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expenses for the three months ended March 31, 2013 and 2012, were $3.6 million and $2.1 million, respectively, an increase of approximately 77%. The increase was primarily due to a $0.6 million increase in personnel related expenses resulting from increased headcount, a $0.3 million increase in contract labor expenses and a $0.3 million increase in professional fees.

We expect that general and administrative expenses will increase as we continue to expand our business.

Liquidity and Capital Resources

The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended March 31,
	2013	2012
Cash provided by (used in)
Operating activities	$2,977	$(1,618)
Investing activities	(228,654)	(72,301)
Financing activities	224,431	80,451

Net increase (decrease) in cash	$(1,246)	$6,532

Net cash provided by (used in) operating activities was $3.0 million and $(1.6 million) for the three months ended March 31, 2013 and 2012, respectively. Net cash provided by operating activities was positive for the three months ended March 31, 2013, due to increases in accounts payable, accrued interest payable, accrued expenses and liabilities and payable to member borrowers and investors. Cash used in operating activities was used to fund ongoing operations such as compensation and benefits, legal and accounting services, marketing expenses and cost of service expenses.

Net cash used in investing activities for the three months ended March 31, 2013 and 2012 were $228.7 million and $72.3 million, respectively. Net cash used for the three months ended March 31, 2013 primarily represents originations of Member Loans at fair value of $352.9 million and a net increase in restricted cash of $4.3 million, partially offset by the repayment of Member Loans at fair value of $88.8 million and proceeds from sale of Member Loans of $41.2 million.

Net cash provided by financing activities for the three months ended March 31, 2013 and 2012 were $224.4 million and $80.5 million, respectively. Net cash provided for the three months ended March 31, 2013 primarily represents proceeds from the issuance of Notes and Certificates at fair value of $312.8 million partially offset by payments on Notes and Certificates at fair value of $88.9 million.

At March 31, 2013 we had $11.7 million in restricted cash. Restricted cash at March 31, 2013 consists primarily of approximately $3.4 million of member investors cash received but not yet applied to their accounts, pledges of $3.0 million of our funds as security for WebBank, approximately $2.9 million for an investor as part of a credit support agreement, and approximately $1.7 million as security for Wells Fargo Bank that clears our borrowers’ and investors’ cash transactions. We primarily hold our excess cash in short-term interest-bearing money market funds at highly-rated financial institutions.

As of March 31, 2013, deposits were $1.1 million. This includes a deposit of $0.9 million placed with a nationally-recognized payment services provider we use for transactions related to our platform. The deposit is required pursuant to the agreement with the payment services provider, serves as collateral for the protection of the payment services provider and our members, and is restricted as to withdrawal. The deposit is ongoing throughout the term of the contract and the amount of the deposit depends on the volume of payment transactions processed. The deposit with the payment services provider is required to be returned to us when payment transaction volumes decline and upon termination or expiration of the agreement.

As of March 31, 2013, our accumulated deficit was $57.6 million and our total stockholders’ deficit was $49.8 million. Our net income for the three months ended March 31, 2013 was $40,000. For the three months ended March 31, 2013, we were able to generate a positive cash flow from operations on an operating basis. We expect to continue to generate positive cash flows from operations through the end of calendar year 2013. If our assumptions regarding continued growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to continue operating on a cash-flow positive basis, and our current liquidity resources may be consumed. To date, we have funded our cash requirements with proceeds from the sale of our equity securities and issuance of loans payable.

Assets Under Management - LCA

As of March 31, 2013, LCA was the general partner to five private investment funds for accredited investors and qualified purchasers with differing investment strategies. These private investment funds are: Broad Based Consumer Credit Fund, L.P. (“BBF”), Broad Based Consumer Credit (Q) Fund, L.P. (“BBF-QP”), Broad Based Consumer Credit Fund, L.P. (“BBF II”), Conservative Consumer Credit Fund, L.P. (“CCF”), and Conservative Consumer Credit (Q) Fund, L.P. (“CCF-QP”). In connection with the funds, we formed LC Trust I (the “Trust), a Delaware business trust, to act as a bankruptcy remote for holding portions of Member Loans related to Certificates purchased by the funds separate and apart from the Member Loans and other assets of ours. We and the Trust have entered into a loan purchase agreement and a servicing agreement whereby we service the loans acquired by the Trust in a manner identical to other loans; the Trust earns a servicing fee equal to 40 basis points, which is paid by each of the funds.

As of March 31, 2013, the funds had approximately $378.6 million in assets with $43.3 million in escrow, which was contributed to the funds on the first business day of April 2013. LCA earns a management fee paid by the limited partners of the funds, paid monthly in arrears, that ranges from 0.60% to 1.25% (annualized) of the month-end balances of partners’ capital accounts. These management fees can be modified or waived for individual limited partners at the discretion of the general partner.

Beginning January 2012, LCA also began offering SMAs to individual accredited investors or qualified purchasers. Funds in the SMAs are invested in Certificates issued by the Trust. As of March 31, 2013, the SMAs had approximately $66.7 million in assets. LCA earns management fees paid by SMA investors, monthly in arrears, based on balances in the SMA accounts.

Summary of Changes in Assets Under Management

The table below presents a summary of changes in total assets under management for LCA stated at amortized cost except for appreciation / (depreciation) which includes fair value adjustments for investments, for the three month periods ended March 31, 2013 (in millions).

Balance at December 31, 2012	$288.8
Net capital contributions	149.3
Appreciation (depreciation)	7.2

Balance at March 31, 2013	$445.3

Income Taxes

We incurred no net tax provision or benefit related to our pre-tax income for the three month ended March 31, 2013. Accounting Standards Codification Topic 740, “Income Taxes,” provides for the recognition of deferred tax assets, such as the future benefit of net operating loss deductions against future taxable income, if realization of such tax-related assets is more likely than not. However, given our history of operating losses, it is difficult to accurately forecast when and in what amounts future results will be affected by the realization, if any, of the tax benefits of future deductions for our net operating loss carry forwards. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. Such valuation allowance against the deferred tax assets fully offsets the current periods’ tax benefits attributable to the pre-tax losses.

As of March 31, 2013 we had federal and state net operating loss (NOL) carryforwards of $53.0 million and $54.5 million, respectively. As of March 31, 2013, we also had federal and state research and development (R&D) tax credit carry forwards of $0.3 million and $0.4 million, respectively. In general, a corporation’s ability to utilize its NOL’s and R&D credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The amount of such limitations on the Company’s total federal net operating losses of approximately $53.0 million incurred since the Company’s inception in October 2006 through March 31, 2013 has been analyzed, and the Company believes limitations exist only on the future annual deductibility of approximately $2.5 million of the Company’s total net operating loss carryforwards.

Variable Interest Entities

The Company is the primary beneficiary of the Trust and we have determined that the Trust is a variable interest entity (“VIE”).

To determine whether we qualify as the primary beneficiary, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the VIE. The Company assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis. Intercompany transactions and balances have been eliminated in consolidation.

The Trust acquires and holds Member Loans from the Company for the sole benefit of investors that purchase through Global Certificates issued by the Trust and which are related to the underlying Member Loans. The Certificates may only be settled with cash flows from the underlying Member Loans held by the Trust consistent with the member payment dependent design of the Notes; Certificate holders do not have recourse to the general credit of the Trust, Company, borrower members, or other investors.

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

From inception to March 31, 2013, we had facilitated Member Loans with an average original principal amount of $12,909 and an aggregate original principal amount of $1.5 billion. Out of 118,608 facilitated Member Loans, 19,843 Member Loans with an aggregate original principal amount of $208.2 million, or 13.60%, are fully paid. Including loans that are fully paid, 110,336 loans, representing $1.4 billion of the original principal balance of loans facilitated through the platform through March 31, 2013, had been through at least one billing cycle.

Of this $1.4 billion of original principal balance, $35.0 million of outstanding principal balance less interest and fees received, or 2.50%, was either in default $1.1 million (0.08%) or had been charged off $33.9 million (2.42%). The defaulted or charged off loans were comprised of 4,757 Member Loans, of which 3,453 loans representing $24.4 million in outstanding principal balance less interest and fees received, were defaults and charge offs due to delinquency, while the remaining 1,304 loans were loans in which the borrower members filed for a Chapter 7 bankruptcy seeking liquidation. A Member Loan is considered defaulted when at least one payment is more than 120 days late. A loan is charged-off no later than when it reaches 150 days late.

Of the remaining loans that had been through at least one billing cycle as of March 31, 2013, $931.8 million of principal remained outstanding of which $908.2 million (98.13%) was current, $6.1 million (0.28%) was 16 to 30 days late, $12.9 million (1.38%) was between 31 and 120 days late and $1.9 million (0.21%) was on a performing payment plan. During the three months ended March 31, 2013, of the 68,364 Member Loans which were not delinquent prior to the start of the year, 1,935 Member Loans became delinquent for some amount of time during the three months, excluding those that entered the 0 to 15 day grace period.

The following table presents aggregated information about loans for the period from inception to March 31, 2013, grouped by the loan grade assigned by us:

Loan Grade	Number of Loans	Average Interest Rate	Total Amount Issued
A1	3,373	5.96%	$32,815,075
A2	3,573	6.52%	33,317,175
A3	4,142	7.42%	43,902,825
A4	6,765	7.80%	76,005,700
A5	6,529	8.63%	77,130,775
B1	5,536	10.04%	62,374,150
B2	7,263	10.88%	88,611,350
B3	10,382	11.78%	125,179,375
B4	8,672	12.58%	109,386,300
B5	7,159	13.07%	85,899,400
C1	7,140	13.77%	88,236,700
C2	6,675	14.53%	85,194,150
C3	4,885	14.98%	63,793,925
C4	4,460	15.51%	58,879,200
C5	4,084	16.24%	55,202,525
D1	3,689	16.80%	45,422,025
D2	3,811	17.11%	46,900,225
D3	3,227	17.36%	44,072,775
D4	3,001	17.76%	45,869,775
D5	2,571	18.31%	42,462,125
E1	1,858	18.60%	32,066,150
E2	1,818	19.18%	31,901,675
E3	1,535	19.61%	27,383,150
E4	1,402	20.18%	26,848,400
E5	1,116	20.48%	21,728,050
F1	942	21.08%	19,035,425
F2	770	21.42%	15,520,950
F3	576	21.80%	11,641,225
F4	459	21.86%	9,522,425
F5	366	22.15%	8,271,675
G1	287	22.38%	6,219,100
G2	189	22.22%	3,888,225
G3	122	22.08%	2,445,525
G4	125	21.44%	2,393,800
G5	106	21.14%	1,602,850

Total Portfolio	118,608	13.21%	$1,531,124,175

The following table presents aggregated information for the period from inception to March 31, 2013, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

Loan Grade	Average FICO	Average Open Credit Lines	Average Total Credit Lines	Average Revolving Credit Balance	Average Revolving Line Utilization	Average Inquiries in the Last Six Months	Average Delinquencies in the Last Two Years	Average Months Since Last Delinquency
A1	776	11	26	$12,556	22.08%	0	0	40
A2	760	10	25	12,364	27.67%	1	0	40
A3	750	10	24	14,252	32.95%	1	0	39
A4	739	10	23	14,443	39.57%	1	0	39
A5	730	10	24	16,455	44.49%	1	0	38
B1	722	10	23	15,146	48.81%	1	0	38
B2	715	10	24	16,092	51.93%	1	0	38
B3	708	10	23	15,173	55.80%	1	0	37
B4	703	10	23	15,530	56.41%	1	0	37
B5	701	10	22	14,694	58.33%	1	0	37
C1	696	10	23	15,027	60.38%	1	0	36
C2	693	10	23	15,244	61.71%	1	0	36
C3	692	10	23	16,024	60.65%	1	0	35
C4	688	11	23	15,877	62.83%	1	0	35
C5	686	11	23	15,249	63.25%	1	0	34
D1	679	10	22	15,026	67.03%	1	0	34
D2	683	10	22	14,454	65.67%	1	0	35
D3	685	10	22	15,520	65.42%	1	0	35
D4	684	10	23	15,666	66.46%	1	0	35
D5	684	11	24	17,448	66.85%	1	0	34
E1	684	10	24	16,597	67.90%	1	0	35
E2	683	11	24	17,450	68.30%	1	0	34
E3	681	11	24	18,351	69.55%	1	0	33
E4	679	11	25	18,851	69.55%	1	0	34
E5	678	11	25	18,874	70.09%	1	0	33
F1	678	11	26	18,744	69.59%	1	0	32
F2	676	11	25	19,474	72.82%	1	0	33
F3	675	11	26	19,816	71.99%	1	0	32
F4	672	11	26	18,877	71.20%	2	0	31
F5	671	12	26	21,009	73.63%	1	0	32
G1	669	12	27	18,174	70.65%	2	1	30
G2	670	12	27	24,751	75.13%	2	0	30
G3	668	11	25	18,557	77.73%	2	0	27
G4	666	14	30	29,657	73.67%	2	0	30
G5	664	15	32	40,370	71.06%	3	0	28
Total Portfolio	706	10	23	$15,518	55.43%	1	0	36

The following table presents additional aggregated information for the period from inception to March 31, 2013, about borrower current and paid off loans, grouped by the loan grade assigned by us.

Loan Grade	Number of Current loans	Current loan ($)	Number of Loans Fully Paid	Fully Paid ($)	Fully Paid (%) of all loans	Number of All Issued Loans	Total Origination Amount for All Issued Loans
A1	2,609	$19,493,410	492	$3,396,125	10.35%	3,373	$32,815,075
A2	2,572	18,319,948	766	4,995,475	14.99%	3,573	33,317,175
A3	2,811	23,391,140	991	7,200,850	16.40%	4,142	43,902,825
A4	4,918	42,327,725	1,397	11,926,750	15.69%	6,765	76,005,700
A5	4,381	40,214,849	1,465	13,897,600	18.02%	6,529	77,130,775
B1	3,989	36,014,365	963	9,496,175	15.22%	5,536	62,374,150
B2	5,234	53,207,058	1,084	11,465,775	12.94%	7,263	88,611,350
B3	7,949	77,072,909	1,337	15,449,375	12.34%	10,382	125,179,375
B4	6,381	67,287,375	1,176	13,029,550	11.91%	8,672	109,386,300
B5	5,241	50,826,295	1,274	13,531,175	15.75%	7,159	85,899,400
C1	5,200	54,073,780	1,051	10,934,700	12.39%	7,140	88,236,700
C2	4,815	52,301,035	995	10,497,525	12.32%	6,675	85,194,150
C3	3,178	36,753,074	819	8,501,625	13.33%	4,885	63,793,925
C4	2,969	35,349,912	761	7,934,150	13.48%	4,460	58,879,200
C5	2,683	32,473,286	635	6,487,250	11.75%	4,084	55,202,525
D1	2,511	26,236,166	565	5,884,850	12.96%	3,689	45,422,025
D2	2,599	27,444,471	648	7,454,725	15.89%	3,811	46,900,225
D3	2,159	25,645,913	574	6,989,000	15.86%	3,227	44,072,775
D4	2,004	27,805,803	497	6,029,775	13.15%	3,001	45,869,775
D5	1,701	25,573,620	438	5,772,825	13.60%	2,571	42,462,125
E1	1,244	19,584,524	327	4,551,675	14.19%	1,858	32,066,150
E2	1,211	20,087,550	303	3,896,475	12.21%	1,818	31,901,675
E3	1,021	17,275,217	250	3,447,750	12.59%	1,535	27,383,150
E4	939	17,293,998	209	3,050,850	11.36%	1,402	26,848,400
E5	740	13,567,498	188	2,754,300	12.68%	1,116	21,728,050
F1	638	12,331,919	130	1,796,700	9.44%	942	19,035,425
F2	514	9,752,351	105	1,593,800	10.27%	770	15,520,950
F3	370	7,200,174	85	1,305,225	11.21%	576	11,641,225
F4	286	5,804,349	69	966,450	10.15%	459	9,522,425
F5	225	4,945,024	54	938,125	11.34%	366	8,271,675
G1	182	3,879,515	54	989,075	15.90%	287	6,219,100
G2	112	2,159,632	30	406,775	10.46%	189	3,888,225
G3	55	1,089,516	28	425,675	17.41%	122	2,445,525
G4	50	911,348	38	651,725	27.23%	125	2,393,800
G5	28	485,310	45	529,350	33.03%	106	1,602,850

Total	83,519	$908,180,058	19,843	$208,179,225	13.60%	118,608	$1,531,124,175

The following table presents aggregated information for the period from inception to March 31, 2013, about delinquencies and default loans, grouped by the loan grade assigned by us. The default and delinquency information presented in the table includes data only for Member Loans that had been through at least one billing cycle as of March 31, 2013. With respect to late Member Loans, the following table shows the entire amount of the principal remaining due, not just that particular payment. The third and fifth columns show the late Member Loan amounts as a percentage of Member Loans that have been through at least one billing cycle. Member Loans are placed on nonaccrual status and considered as defaulted when they become 120 days late.

The data in the following table regarding loss experience may not be representative of the loss experience that will develop over time as additional Member Loans are facilitated through our platform and the Member Loans already facilitated through our platform have longer payment histories.

Loan Grade	16-30 Days Late ($)	16-30 Days Late (%)	31+ Days Late ($)	31+ Days Late (%)	Charged-Off / Default ($)	Charged-Off / Default of Through At Least One Billing Cycle (%)	Number of Loans excl Issued / Fully Paid	Number of All Issued Loans	Total Origination Amount for All Issued Loans	Charged- Off / Default of All Issued (%)
A1	$—	0.00%	$81,827	0.41%	$134,331	0.46%	2,651	3,373	$32,815,075	0.41%
A2	33,249	0.18%	28,500	0.15%	276,645	0.90%	2,649	3,573	33,317,175	0.83%
A3	34,933	0.15%	155,232	0.65%	367,859	0.93%	2,933	4,142	43,902,825	0.84%
A4	78,126	0.18%	290,927	0.67%	690,201	0.96%	5,123	6,765	76,005,700	0.91%
A5	67,986	0.16%	341,268	0.82%	809,858	1.17%	4,606	6,529	77,130,775	1.05%
B1	40,069	0.11%	223,202	0.60%	900,544	1.57%	4,209	5,536	62,374,150	1.44%
B2	104,498	0.19%	545,169	0.99%	990,065	1.26%	5,505	7,263	88,611,350	1.12%
B3	178,976	0.22%	473,109	0.59%	2,045,372	1.78%	8,344	10,382	125,179,375	1.63%
B4	112,496	0.16%	664,491	0.94%	1,683,532	1.71%	6,763	8,672	109,386,300	1.54%
B5	136,835	0.25%	655,103	1.21%	1,778,978	2.15%	5,649	7,159	85,899,400	2.07%
C1	126,020	0.22%	744,757	1.29%	1,874,975	2.30%	5,611	7,140	88,236,700	2.12%
C2	123,182	0.22%	570,926	1.03%	1,834,190	2.34%	5,219	6,675	85,194,150	2.15%
C3	94,716	0.24%	347,121	0.88%	1,650,348	2.99%	3,514	4,885	63,793,925	2.59%
C4	83,290	0.22%	486,143	1.30%	1,215,069	2.37%	3,237	4,460	58,879,200	2.06%
C5	125,067	0.36%	434,452	1.25%	1,236,120	2.62%	2,970	4,084	55,202,525	2.24%
D1	125,771	0.44%	512,708	1.80%	1,054,464	2.62%	2,786	3,689	45,422,025	2.32%
D2	113,549	0.37%	661,445	2.17%	1,621,704	3.61%	2,954	3,811	46,900,225	3.46%
D3	117,489	0.40%	828,405	2.86%	1,783,275	4.22%	2,474	3,227	44,072,775	4.05%
D4	238,427	0.77%	643,642	2.09%	1,489,770	3.49%	2,292	3,001	45,869,775	3.25%
D5	99,393	0.35%	431,229	1.53%	1,352,734	3.49%	1,929	2,571	42,462,125	3.19%
E1	99,059	0.45%	504,664	2.28%	1,452,613	4.70%	1,470	1,858	32,066,150	4.53%
E2	57,661	0.26%	430,305	1.92%	1,137,255	3.79%	1,398	1,818	31,901,675	3.56%
E3	89,793	0.47%	217,525	1.15%	941,546	3.72%	1,168	1,535	27,383,150	3.44%
E4	88,098	0.46%	294,469	1.53%	1,042,194	4.16%	1,100	1,402	26,848,400	3.88%
E5	76,349	0.49%	454,926	2.94%	967,639	4.65%	874	1,116	21,728,050	4.45%
F1	32,262	0.23%	328,369	2.33%	1,007,950	5.62%	746	942	19,035,425	5.30%
F2	64,770	0.58%	245,644	2.21%	761,582	5.30%	610	770	15,520,950	4.91%
F3	9,722	0.11%	385,363	4.53%	528,095	4.82%	451	576	11,641,225	4.54%
F4	17,539	0.25%	219,647	3.19%	576,499	6.57%	357	459	9,522,425	6.05%
F5	29,645	0.50%	160,471	2.71%	526,495	6.81%	289	366	8,271,675	6.37%
G1	15,704	0.36%	117,277	2.67%	264,620	4.40%	222	287	6,219,100	4.25%
G2	—	0.00%	244,520	8.53%	354,938	9.29%	155	189	3,888,225	9.13%
G3	—	0.00%	72,438	4.46%	291,778	12.46%	89	122	2,445,525	11.93%
G4	19,676	1.50%	46,520	3.55%	188,021	7.92%	86	125	2,393,800	7.85%
G5	11,760	1.42%	37,526	4.55%	206,148	12.89%	60	106	1,602,850	12.86%

Total	$2,646,108	0.27%	$12,879,321	1.32%	$35,037,406	2.50%	90,493	118,608	$1,531,124,175	2.29%

The following table presents aggregated information for the period from inception to March 31, 2013, on the results of our collection efforts for all corresponding Member Loans that became more than 30 days past due at any time, grouped by credit grade. For purposes of this inception-to-date analysis, we have excluded 64 loans that we classified as identity fraud. In these cases, we wrote-off the uncollectible loan and repaid holders of any related Notes an amount equal to the unpaid principal balances due on the Notes less any applicable servicing fees.

Loan Grade	Number of Loans In Collection (1)	Total Origination Amount (1)	Aggregate Amount Sent to Collections (1)	Gross Amount Collected on Accounts Sent to Collections (2)	Number of Loans Charged- Off Due to Delinquency (3)	Aggregate Principal Balance of Loans Charged- Off Due to Delinquency (3)	Gross Amount Recovered on Loans Charged-Off (4)
A	1,312	$9,772,100	$893,221	$317,356	308	$1,482,182	$47,573
B	2,304	22,775,475	2,650,143	1,052,881	708	4,543,213	107,769
C	2,387	23,003,425	2,999,196	1,212,692	833	5,106,670	122,744
D	1,882	20,790,500	2,846,696	1,144,129	710	4,992,081	118,850
E	1,052	13,540,500	1,876,445	807,202	435	3,862,043	79,971
F	461	7,634,400	1,117,489	434,497	223	2,446,128	72,932
G	231	3,529,725	581,013	268,449	99	904,610	23,364

Total	9,629	$101,046,125	$12,964,203	$5,237,207	3,316	$23,336,926	$573,203

1)	Represents accounts 31 to 120 days past due.
2)	Represents the gross amounts collected on corresponding Member Loans while such accounts were in collection during the 31 to 120 days past-due period. This amount does not represent payments received after an account has been sent to collection, cured and returned to current status.
3)	Represents accounts that have been delinquent for 120 days at which time the account is charged-off. Any money recovered after charge-off is no longer included as amounts collected on accounts sent to collection. Through March 31, 2013, a total of 3,316 loans have been charged off due to delinquency, none of which were on a payment plan as of March 31, 2013.
4)	Represents the gross amounts we received on charged-off accounts after the accounts were charged-off (i.e., a payment received on an account after 120 days past due).

The following graph presents the dollar weighted average interest rate for Member Loans originated from inception to March 31, 2013, by grade.

Actual Loss Rates

Loan performance is reviewed on a monthly basis to determine how loss rate estimates compare to the actual performance of loans. As part of our monthly review, the processes for calculating and assigning loss rates and LendingClub grades are reassessed to ensure continued accuracy. The graph below shows the actual cumulative net charge-offs by LendingClub grades for Member Loans booked from January 1, 2008 through March 31, 2013, as a percentage of originations. The loss performance is tracked by vintage, meaning each line represents all loans originated in a given period.

The graphs below show cumulative net charge-offs for Member Loans as a percentage of originations for each LendingClub grade presented by vintage from January 1, 2008 to March 31, 2013.

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

The discussion in this Report should be read together with the risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the transitional period ended December 31, 2012. These risk factors describe various risks and uncertainties. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, these risks could have a material adverse effect on the value of the Notes you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.

In addition, you should consider the following:

We have incurred net losses in the past and have only recently generate net income and become cash flow positive. If we are unable to sustain our positive growth and become insolvent or bankrupt, you may lose your investment.

As of March 31, 2013, our accumulated deficit was $57.6 million and our total stockholders’ deficit was $49.8 million. Our net income for the three months ended March 31, 2013 was $40,000. For the three month ended March 31, 2012 net loss was $2.6 million. For the quarter ended March 31, 2013, we were cash-flow positive and we believe that we will continue operating at or near breakeven for the remainder of 2013. However, if our assumptions regarding our growth and operating plan are incorrect, we may need to slow our investment spending and/or find new funding to continue to operate our business. We currently believe that such funding would be available to us on terms that we would find acceptable. Any delay in securing, or failing to secure, any necessary funding could result in delays and operational slowdowns that could adversely affect the regularity of our processing payments, the cash flows on your investment and ultimately the value of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 13, 2008, we commenced a public offering of up to $600,000,000 in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-151827) that was declared effective by the SEC on October 10, 2008. The offering was a continuous offering. On October 7, 2011, we filed a new Registration Statement registering $1,000,000,000 in principal amount of Notes (Registration Statement No. 333-177230) that was declared effective by the SEC on July 31, 2012. From October 13, 2008 to March 31, 2013, we sold $823.8 million in total principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. In connection with the offering, we incurred estimated expenses of approximately $6.0 million, none of which were paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding Member Loan at fair value through the LendingClub platform designated by the lender members purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

We have no publicly traded equity securities. At March 31, 2013, there were 78 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Dated: May 15, 2013

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