Form 10-Q
period 2013-06-30
LendingClub Corp
filed 2013-08-09
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013, there were 13,409,472 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“1933 Act”), as amended, and Section 21E of the Securities Exchange Act of 1934 (“1934 Act”), as amended, that involve substantial risks and uncertainties. Those sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

All statements, other than statements of historical facts, included in this Report on Form 10-Q regarding our borrower members, credit scoring, Fair Isaac Corporation (“FICO”) scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to attract potential borrowers to our lending platform;

•	the degree to which potential borrowers apply for, are approved for and actually borrow via a Member Loan;

•	the status of borrower members, the ability of borrower members to repay Member Loans and the plans of borrower members;

•	interest rates and origination fees on Member Loans;

•	our ability to service Member Loans and our ability, or the ability of third party collection agents, to pursue collection of delinquent and defaulted Member Loans;

•	our ability to retain WebBank or another third party banking institution as the lender of loans originated through our platform;

•	expected rates of return provided to investors;

•	our ability to attract additional investors to the platform, to our funds, to separately managed accounts or to purchase loans;

•	the availability and functionality of the secondary market trading platform;

•	our financial condition and performance, including our ability to remain profitable or cash flow positive;

•	our ability to retain and hire competent employees and appropriately staff our operations;

•	the lack of a public trading market for the Notes and any inability to resell the Notes on the secondary market trading platform;

•	our ability to prevent security breaks, disruption in service, and comparable events that could compromise the personal and confidential information held on our data systems, reduce the attractiveness of the platform or adversely impact our ability to service the loans;

•	our compliance with applicable local, state and federal laws, including the Investment Advisors Act of 1940, the Investment Company Act of 1940 and other laws; and

•	regulatory developments.

We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the cautionary statements included in this Report, including in the “Risk Factors” section of our annual Report on Form 10-K, for a description of certain risks that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should carefully read this Report completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LendingClub Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$54,594	$52,551
Restricted cash	8,410	7,484
Member Loans at fair value (includes $730,328 and $396,081 from consolidated Trust, respectively)	1,237,468	781,215
Accrued interest receivable (includes $3,699 and $2,023 from consolidated Trust, respectively)	9,293	5,521
Prepaid expenses and other assets	3,001	1,785
Property and equipment, net	5,039	1,578
Deposits	755	696

Total Assets	$1,318,560	$850,830

LIABILITIES
Accounts payable	$3,084	$1,210
Accrued interest payable (includes $3,699 and $2,023 from consolidated Trust, respectively)	11,582	6,678
Accrued expenses and other liabilities	4,438	3,366
Payable to member investors	548	2,050
Notes and Certificates, at fair value (includes $730,328 and $396,081 from consolidated Trust, respectively)	1,242,668	785,316

Total Liabilities	1,262,320	798,620

Commitments and contingencies (see Note 13)
PREFERRED STOCK
Preferred stock	$103,186	$103,023
STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value; 90,000,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 12,676,441 and 11,291,862 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	$127	$123
Additional paid-in capital	8,827	6,713
Treasury stock (0 and 17,640 shares held at June 30, 2013 and December 31, 2012, respectively)	—	(12)
Accumulated deficit	(55,900)	(57,637)

Total Stockholders’ Deficit	(46,946)	(50,813)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$1,318,560	$850,830

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Non-Interest Revenue:
Origination fees	$16,397	$5,866	$29,984	$10,445
Gain from sales of Member Loans	2,702	—	3,862	—
Note Servicing fees	809	423	1,519	862
Other revenue	934	268	1,720	368

Total Non-Interest Revenue	20,842	6,557	37,085	11,675

Interest income:
Member Loans	41,017	13,545	73,375	26,196
Cash and cash equivalents	4	9	10	18

Total interest income	41,021	13,554	73,385	26,214

Interest expense:
Notes and Certificates at fair value	(41,032)	(13,437)	(73,357)	(25,922)
Loans payable	—	(11)	—	(42)

Total interest expense	(41,032)	(13,448)	(73,357)	(25,964)

Net Interest (Loss)/Income	(11)	106	28	250
Benefit for loan losses on Member Loans at amortized cost	—	49	—	41
Fair valuation adjustments, Member Loans at fair value	(13,047)	(3,509)	(22,264)	(8,303)
Fair valuation adjustments, Notes and Certificates	13,055	3,460	22,241	8,214

Net Interest (Loss)/Income after provision for loan losses and fair value adjustments	(3)	106	5	202

Total Net Revenue	20,839	6,663	37,090	11,877

Operating expenses:
Sales, marketing and operations	(11,824)	(5,685)	(22,165)	(10,617)
Technology	(3,043)	(992)	(5,291)	(1,854)
General and administrative	(4,190)	(2,512)	(7,812)	(4,556)

Total Operating Expenses	(19,057)	(9,189)	(35,268)	(17,027)

Income (loss) before provision for income taxes	1,782	(2,526)	1,822	(5,150)
Provision for income taxes	(85)	—	(85)	—

Net income (loss)	$1,697	$(2,526)	$1,737	$(5,150)

Net income (loss) attributable to common stockholders	$1,697	$(2,526)	$1,737	$(5,150)

Basic net income (loss) per share	$0.14	$(0.25)	$0.14	$(0.54)
Diluted net income (loss) per share	$0.02	$(0.25)	$0.02	$(0.54)
Weighted-average shares of common stock used in computing basic net income (loss) per share	12,558,812	9,954,190	12,235,764	9,456,627
Weighted-average shares of common stock used in computing diluted net income (loss) per share	78,841,546	9,954,190	78,743,968	9,456,627

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from Operating Activities:
Net income (loss)	$1,737	$(5,150)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of net deferred loan fees and costs	—	(49)
Amortization of debt discounts	—	20
Provision for loan losses	—	(40)
Fair value adjustments, net	23	89
Stock based compensation and warrant expense	1,474	479
Depreciation	495	108
Other, net	(68)	5
Changes in operating assets and liabilities
Accrued interest receivable	(3,772)	(2,296)
Prepaid expenses and other assets	(1,216)	(204)
Deposits	(59)	(566)
Accounts payable	1,874	367
Accrued interest payable	4,903	3,404
Accrued expenses and other liabilities	1,141	125

Net cash provided by (used in) operating activities	6,532	(3,708)

Cash flows from Investing Activities:
Originations of Member Loans at fair value	(799,026)	(247,022)
Repayment of Member Loans at fair value	201,100	78,943
Repayment of Member Loans at amortized cost	—	494
Proceeds from sale of Member Loans	118,764	—
Proceeds from recoveries and sale of charged-off Member Loans at amortized cost	—	50
Proceeds from recoveries and sale of charged-off Member Loans at fair value	645	219
Net change in restricted cash	(926)	(840)
Purchase of property and equipment, net	(3,955)	(291)

Net cash used in investing activities	(483,398)	(168,447)

Cash flows from Financing Activities:
Payable to member investors	(1,502)	1,202
Proceeds from issuance of Notes and Certificates at fair value	680,205	248,206
Payments on Notes and Certificates at fair value	(199,999)	(77,429)
Payments on charged-off Notes and Certificates at fair value	(613)	(219)
Payments on loans payable	—	(774)
Proceeds from exercise of warrants to acquire Series A convertible preferred stock and common stock	247	—
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	—	6,042
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	—	17,353
Proceeds from issuance of common stock	571	338

Net cash provided by financing activities	478,909	194,719

Net increase in cash and cash equivalents	2,043	22,564
Cash and cash equivalents, beginning of period	52,551	24,712

Cash and cash equivalents, end of period	$54,594	$47,276

Supplemental disclosure of cash flow information:
Cash paid for interest	$68,398	$21,497

The accompanying notes are an integral part of these consolidated financial statements.

LENDINGCLUB CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated balance sheets as of June 30, 2013 and December 31, 2012, the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, respectively, and the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, respectively, have been prepared by LendingClub Corporation (“LendingClub”, “we”, “our” the “Company” and “us”) in conformity with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company did not have any items of other comprehensive income (loss) during any of the periods presented in the financial statements as of and for the three and six month periods ended June 30, 2013 and 2012, and therefore, we are not currently required to report comprehensive income.

In the opinion of Management, all necessary adjustments (including only those of a normal recurring nature) have been made for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The unaudited interim consolidated financial statement should be read in conjunction with the audited financial statements and notes thereto for the nine-month period ended December 31, 2012.

2. Summary of Significant Accounting Policies

Change in Fiscal Year

On December 19, 2012, our Board of Directors approved a change in our fiscal year-end from March 31st to December 31st. The change was effective as of December 31, 2012 and we filed a transition report with the Securities and Exchange Commission (“SEC”) which covered the nine-month period ending December 31, 2012. The accompanying condensed consolidated financial statements covers the period from January 1, 2013 through June 30, 2013, representing two quarters of our newly adopted fiscal year period and should be read in conjunction with our audited financial statements and notes thereto for the period ended December 31, 2012.

Consolidation Policies

Our consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, LC Advisors, LLC (“LCA”), a registered investment advisor, and LC Trust I (the “Trust”), a Delaware business trust. Our policy is to consolidate the accounts of entities in which we have a controlling financial interest. We determine whether we have a controlling financial interest in an entity by evaluating whether the entity is a voting interest entity or variable interest entity (“VIE”) and if the accounting guidance requires consolidation.

Voting interest entities are entities that have sufficient equity and provide the equity investors voting rights that enable them to make significant decisions relating to the entities’ operations. For these types of entities, our determination of whether we have a controlling financial interest is based on ownership of a majority of the entities’ voting equity interest or through control of management of the entities.

VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. We determine whether we have a controlling financial interest in a VIE by considering whether our involvement with the VIE is significant and whether we are the primary beneficiary based on the following:

1.	We have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance;

2.	The aggregate indirect and direct variable interests held by the Company have the obligation to absorb losses or the right to receive benefits from the entity that could be significant to the VIE; and,

3.	Qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE.

VIEs in which we are the primary beneficiary are consolidated into our financial statements. The Company’s beneficial ownership of a controlling financial interest in the Trust has qualified and continues to qualify as an equity investment in a VIE that should be consolidated for financial accounting and reporting purposes. All intercompany accounts between the Company, the Trust and LCA have been eliminated. We perform on-going reassessments on the status of the entities and whether facts or circumstances have changed in relation to our involvement in VIEs which could cause our conclusion to change.

Use of Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, assumptions and estimates include but are not limited to the following: (i) revenue recognition; (ii) fair value determinations for Member Loans, Notes and Certificates; (iii) stock-based compensation expense; (iv) provision for income taxes, net of valuation allowance for deferred tax assets; and (v) loan servicing asset/liability value determination. These judgments, estimates and assumptions are inherently subjective in nature; actual results may differ from these judgments, estimates and assumptions, and the differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents include various unrestricted deposits with financial institutions in checking, money market and short-term certificate of deposit accounts. We consider all highly liquid investments with stated maturity dates of three months or less from the date of purchase to be classified as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Restricted Cash

Restricted cash consists of the Company’s funds in certain checking, money market, certificate of deposit accounts and a letter of credit that are: (i) pledged to or held in escrow by our correspondent banks as security for transactions processed on or related to our platform; (ii) pledged through a credit support agreement with a Certificate holder; (iii) received from Member investors but not yet applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds; and (iv) used to guarantee lease obligations related to our headquarters.

Member Loans

All Member Loans purchased from April 7, 2008 through November 2012, have been held for investment on our balance sheet based on management’s intent and ability to hold such loans for the foreseeable future or to maturity. In addition to Member Loans purchased to be held for investment, beginning December 2012, certain Member Loans have been purchased and sold to third parties.

Beginning October 13, 2008, Member Loans were able to be financed by Notes issued by us to investors, and the majority of Member Loans purchased since that date have been financed in that manner. These Notes are special limited recourse obligations of LendingClub, in that LendingClub has no obligation to make a payment on a Note until LendingClub receives a payment from the underlying member borrower. Each series of Notes corresponds to a single Member Loan facilitated through our platform and the payments to investors in the Notes are directly dependent on the timing and amounts of payments received on the related Member Loan. If we do not receive a payment on the Member Loan, we are not obligated to and will not make any payments on the corresponding Notes. In conjunction with this financing structure effective as of October 13, 2008, we adopted the provisions of ASC 825-10, which permits companies to choose to measure certain financial instruments and certain other items at fair value. Accordingly, we have elected the fair value option for Member Loan purchases that were financed by Notes (“Member Loans at fair value”) and also for the related Notes. Since March 2011, we have also elected the fair value option for all Member Loan purchases financed by Certificates and the related Certificates. The estimated unrealized gains and losses on financial instruments for which the fair value option has been elected are reported in earnings.

Member Loans at Fair Value and Notes and Certificates at Fair Value

The aggregate fair values of the Member Loans at fair value and Notes and Certificates at fair value are reported as separate line items in the assets and liabilities sections of our consolidated balance sheets using the methods and disclosures related to fair value accounting that are described in ASC 820, Fair Value Measurements and Disclosures, which provides a framework for measuring the fair value of assets and liabilities.

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

Level 1 –	Quoted market prices in active markets for identical assets or liabilities.

Level 2 –	Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs).

Level 3 –	Valuation is generated from model-based techniques that use inputs that are significant and unobservable in the market. These unobservable assumptions reflect estimates of inputs that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow methodologies or similar techniques, which incorporate management’s own estimate of assumptions that market participants would use in pricing the instrument or valuations that require significant management judgment or estimation.

Since observable market prices and inputs are not available for similar assets and liabilities, the Member Loans at fair value and Notes and Certificates at fair value are considered Level 3 financial instruments. We estimated the fair values of Member Loans and their related Notes and Certificates using a discounted cash flow valuation methodology. The estimated fair value of Member Loans is computed by projecting the future contractual cash flows to be received on the loans, adjusting those cash flows for our expectations of prepayments (if significant) and defaults and losses over the life of the loans, and recoveries, if any. We then discount those projected net cash flows to a present value, which is the estimated fair value. Our expectation of future defaults and losses on loans is based on analyses of actual defaults and losses that occurred on the various credit grades of Member Loans over the past several years. Expected recoveries reflect actual historical recovery experience for the various types of defaulted loans, the contractual arrangements with collection agencies and actual proceeds received on sales of defaulted loans. The discount rates for the projected net cash flows of the Member Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Member Loans.

LendingClub’s and the Trust’s obligation to pay principal and interest on any Note or Certificate (as applicable) is equal to the pro-rata portion of the payments, if any, received on the related Member Loan subject to applicable fees. The gross effective interest rate associated with a Note or a Certificate is the same as the interest rate earned on the related Member Loan. At June 30, 2013, the discounted cash flow methodology used to estimate the Notes’ and Certificates’ fair values uses the same projected net cash flows as their related Member Loans. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return, including risk premiums (if significant) that investors in unsecured consumer credit obligations would require when investing in Notes issued by LendingClub and Certificates issued by the Trust with cash flows dependent on specific credit grades of Member Loans.

For additional discussion on this topic, including the adjustments to the estimated fair values of Loans at fair value and Notes at fair value, as discussed above, see Note 4 – Member Loans at Fair Value and Notes and Certificates at Fair Value.

Accrued Interest Receivable

Accrued interest receivable on Member Loans is reversed for any loan reaching 120 days of delinquency.

Property and Equipment

Property and equipment which consists of computer equipment and software, office furniture and equipment and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. For computer equipment and software and office furniture and equipment, depreciation and amortization is straight-lined over the estimated useful life of each class of depreciable assets, which generally range from three to five years. For leasehold improvements, we amortize costs when the project is complete. Leasehold improvements are amortized over the terms of the lease or their estimated useful lives, whichever is shorter.

Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, we evaluate potential impairments of our long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the

Company’s overall business and significant negative industry or economic trends. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. For the six months ended June 30, 2013 and 2012, there was no impairment of long-lived assets.

Internal Use Software and Website Development

Internal use software and website development costs are accounted for in accordance with ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs. We capitalize development costs for internal use software for the LendingClub website and other internal uses when preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Capitalized software developments costs consists of salaries and payroll related costs for employees and fees paid to third-party consultants who are directly involved in development efforts.

Costs related to preliminary project activities and post implementation activities including training and maintenance are expensed as incurred. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized. Capitalized costs are included in “Property and equipment” in the consolidated balance sheet and are amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on a periodic basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Deposits

The majority of the total balance of deposits placed with various service providers is attributable to a deposit we have placed with a payment service provider that processes investor payment transactions on an ongoing basis and is restricted as to withdrawal throughout the contract term and the amount of the deposit depends on the volume of payment transactions processed. As of June 30, 2013, we have terminated our contract with this payment service provider and expect our deposit to be returned to us within 90 days of the effective date of termination.

Payable to Member Investors

Payables to member investors primarily represent payments-in-process received from member investors that, as of the last day of the period, have not been credited to their accounts on the platform and transferred to the separate bank account that holds investors’ uninvested funds in trust for them.

Revenue Recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition. Revenues primarily result from fees earned, gains on sales of loans to third party purchasers and net interest income. Fees include loan origination fees (paid by borrower members), servicing fees (paid by investor members and third party purchasers) and management fees (paid by certain Certificate holders).

The loan origination fee charged to each borrower member is determined by the term and credit grade of that borrower’s Member Loan and, as of June 30, 2013 and June 30, 2012, ranged from 1.11% to 5.00% of the aggregate Member Loan amount. The Member Loan origination fees are included in the annual percentage rate calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member. A Member Loan is considered issued when we record the transfer of funds to the borrower member’s account on our platform, following which we initiate an ACH transaction to transfer funds from our platform’s correspondent bank account to the borrower member’s bank account.

The recognition of fee revenue, gain on sale (if applicable), and interest income is determined by the accounting method applied to each Member Loan, which include:

•	Member Loans at Fair Value – Member Loans originated on or after October 13, 2008, for which fair value accounting was elected.

•	Member Loans Sold Directly to Third Party Purchasers – Member Loans sold to third party purchasers, with servicing retained.

The recognition of fee revenue, gain on sale (if applicable) and interest income for Member Loans under the two accounting methods is described below.

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

Member Loans Sold Directly to Third Party Purchasers

Loans purchased that are subsequently sold to third party purchasers, and which meet the accounting requirements for a sale of loans are classified as “held for sale.” The related origination fees and direct loan origination/acquisition costs for loans classified as “held for sale” are deferred and included in the “overall net investment in the loans” purchased. Accordingly, the origination fees for such loans are not included in origination fee revenue and the direct loan origination costs for such loans are not included in operating expenses. A sale of loans to third party investors requires sale terms whereby the Company does not retain certain financial interests in, or obligations related to, the loans that require the transaction to be accounted for as a borrowing by the Company.

Loans typically are sold by the Company the same day the loan is purchased by us from WebBank. A gain or loss on the sale of loans with servicing retained is recorded on the sale date. In order to calculate the gain or loss on the sale of the loans with servicing retained, the Company first determines whether the terms of the servicing arrangement with the investor result in a net servicing asset (i.e., when contractual/expected servicing revenues adequately compensate the Company) or a net servicing liability (i.e., when contractual/expected servicing revenues do not adequately compensate the Company). When contractual/expected servicing revenues do not adequately compensate the Company, a portion of the gross proceeds of the loans sold with servicing retained are allocated to the recording of a net servicing liability. Conversely, when contractual/expected servicing revenues provide more than adequate compensation to the Company, the excess servicing compensation is allocated to the gross proceeds of the loans sold and results in the recording of a net servicing asset. The gain or loss on the sale of loans sold with servicing retained equals the net proceeds from the sale of loans, after allocation of proceeds from/(toward) the recording of any net servicing asset/(liability), minus the net investment in the loans being sold.

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

These management fees are classified as a component of non-interest revenue in the consolidated statements of operations and are recorded as earned. Management fees can be, and have been, modified or waived at the discretion of LCA.

Marketing and Advertising Expense

Marketing and advertising costs are expensed as incurred and included in “Sales, marketing and operations” on the consolidated statement of operations.

Fair Valuation Adjustments of Member Loans at Fair Value and Notes and Certificates at Fair Value

We include in earnings the estimated unrealized fair value gains or losses during the period of Member Loans at fair value, and the offsetting estimated unrealized fair value losses or gains on related Notes and Certificates at fair value. As discussed earlier in this Note 2, at June 30, 2013, we estimated the fair values of Member Loans at fair value and related Notes and Certificates using a discounted cash flow valuation methodology. At each reporting period, we recognize fair valuation adjustments for the Member Loans at fair value and for the Notes and Certificates. The fair valuation adjustment for a given principal amount of a Member Loan at fair value will be approximately equal to the corresponding estimated fair valuation adjustment on the combined principal amounts of related Notes and Certificates because the same net cash flows of the Member Loan and the related Notes and/or Certificates are used in the discounted cash flow valuation methodology.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, Member Loans financed directly by LendingClub and the related accrued interest receivable, and deposits with service providers. We hold our cash and cash equivalents and restricted cash in accounts at quality regulated domestic financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds the FDIC insured amounts. As of June 30, 2013, the Company has net credit risk exposure on $0.4 million fair value of Member Loans held that were financed with sources of funds other than Notes or Certificates.

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

Stock-based Compensation

All stock-based awards made to employees, including grants of employee stock options, restricted stock and employee stock purchase rights, are recognized in the consolidated financial statements based on their respective grant date fair values. Any benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash inflow and cash outflow from operating activities. The stock-based compensation related to awards that are expected to vest is amortized using the straight-line method over the vesting term of the stock-based award, which is generally four years.

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

Stock-based awards issued to non-employees are accounted for in accordance with provisions of ASC 718-505-50, Equity-Based Payments to Non-Employees, which requires that equity awards be recorded at their fair value. We use the Black-Scholes model to estimate the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation. The assumed volatility of the price of our common stock was based on comparative public-company stock price volatility.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation for accrued interest receivable, prepaid and other assets, accrued interest payable, accrued expenses and other liabilities, and payable to investor members. These reclassifications had no impact on previously reported results of consolidated operations or consolidated stockholders’ equity.

Impact of New Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have any impact on our results of operations, financial position, or cash flow.

3. Net Income (Loss) Attributable to Common Stockholders

We compute basic earnings (loss) per share (“EPS”) in accordance with ASC 260. Under ASC 260, basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, convertible preferred stock and warrants. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive.

We consider all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. Earnings allocated to these participating securities, which include participation rights in undistributed earnings (see Note 7 – Preferred Stock), are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders. All participating securities are excluded from basic weighted-average common shares outstanding. The effects of outstanding stock options, convertible preferred stock and warrants are excluded from the computation of diluted net income (loss) per common share in periods in which the effect would be antidilutive.

The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) available to common stockholders (in thousands)	$1,697	$(2,526)	$1,737	$(5,150)

Basic weighted average common shares outstanding	12,558,812	9,954,190	12,235,764	9,456,627
Weighted average effect of dilutive securities:
Preferred Stock	59,993,933	—	59,993,933	—
Stock Options	5,875,182	—	6,287,474	—
Warrant	413,619	—	226,797	—

Diluted weighted average common shares outstanding	78,841,546	9,954,190	78,743,968	9,456,627
Earnings per common share
Basic	$0.14	$(0.25)	$0.14	$(0.54)
Diluted	$0.02	$(0.25)	$0.02	$(0.54)

The following table summarizes the weighted average common shares excluded from the dilutive EPS calculation as they were deemed to be antidilutive for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Excluded Securities:
Stock Options	705,049	—	386,793	—

Total	705,049	—	386,793	—

4. Member Loans at Fair Value and Notes and Certificates at Fair Value

At June 30, 2013 and December 31, 2012, we had the following assets and liabilities measured at fair value on a recurring basis (in thousands):

	Member Loans at Fair Value		Notes and Certificates at Fair Value
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Aggregate principal balance outstanding	$1,251,365	$791,774	$1,256,555	$795,842
Fair valuation adjustments	(13,897)	(10,559)	(13,887)	(10,526)

Fair Value	$1,237,468	$781,215	$1,242,668	$785,316

We determined the fair values of Member Loans at fair value and Notes and Certificates at fair value using inputs and methods that are categorized in the fair value hierarchy of ASC 820, as follows (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
June 30, 2013
Assets
Member Loans at fair value	$—	$—	$1,237,468	$1,237,468
Liabilities
Notes and Certificates	$—	$—	$1,242,668	$1,242,668
December 31, 2012
Assets
Member Loans at fair value	$—	$—	$781,215	$781,215
Liabilities
Notes and Certificates	$—	$—	$785,316	$785,316

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

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2013 (in thousands):

	Member Loans At fair value	Notes and Certificates
Fair value at December 31, 2012	$781,215	$785,316
Originations/Issuances	799,026	680,205
Principal repayments	(201,100)	(199,999)
Loans sold to third parties	(118,764)	—
Recoveries from sale and collection of charged-off loans	(645)	(613)

Carrying value before fair value adjustments	1,259,732	1,264,909
Fair valuation adjustments, included in earnings	(22,264)	(22,241)

Fair value at June 30, 2013	$1,237,468	$1,242,668

At June 30, 2013, the Member Loans and their related Notes and Certificates have terms of 36 months or 60 months and are paid monthly with fixed interest rates ranging from 5.42% to 25.28% and various maturity dates through June 2018.

As discussed previously in Note 2 – Summary of Significant Accounting Policies, fair values for Member Loans at fair value and the related Notes and Certificates are determined using a discounted cash flow model utilizing estimates for credit losses, prepayments, changes in the interest rate environment, and other factors. For Notes and Certificates, we also consider risk factors such as the Company’s continued profitability or ability to operate on a cash-flow positive basis and liquidity position. The majority of fair valuation adjustments included in earnings is attributable to changes in estimated instrument-specific future credit losses. All fair valuation adjustments were related to Level 3 instruments for the six months ended June 30, 2013. A specific loan that is projected to have higher future default losses than previously estimated lowers the expected future cash flows of the Member Loan over its remaining life, which reduces its estimated fair value. Conversely, a specific loan that is projected to have lower future default losses than previously estimated increases the expected future cash flows of the Member Loan over its remaining life, which increases its fair value. Because the payments to holders of Notes and Certificates directly reflect the payments received on Member Loans at fair value, a reduction or increase of the expected future payments on Member Loans at fair value decreases or increases the estimated fair values of the related Notes and Certificates. Expected losses and actual loan charge-offs on Member Loans at fair value are offset to the extent that the loans are financed by Notes and Certificates that absorb the related loan losses.

Fair value adjustment gains/(losses) for Member Loans at fair value were $(13.0 million) and $(3.5 million) for the three months ended June 30, 2013 and 2012, respectively, and $(22.3 million) and $(8.3 million) for the six months ended June 30, 2013 and 2012, respectively. The fair value adjustments for Member Loans at fair value were largely offset by the fair value adjustments of the Notes and Certificates due to the member-payment-dependent design of the Notes and Certificates and because the principal balances of the Member Loans at fair value were very close to the combined principal balances of the Notes and Certificates. Accordingly, the net fair value adjustment gains/(losses) for Member Loans at fair value, Notes and Certificates was $0.007 million and $(0.049 million) for the three months ended June 30, 2013 and 2012, respectively, and $(0.023 million) and $(0.089 million) for the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013, we had 778 Member Loans at fair value that were 90 days or more past due or where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $8.7 million, aggregate adverse fair value adjustments totaling $7.7 million and an aggregate fair value of $1.0 million. At December 31, 2012, we had 576 Member Loans at fair value that were 90 days or more past due or where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $6.4 million, aggregate adverse fair value adjustments totaling $5.7 million and an aggregate fair value of $0.7 million.

At June 30, 2013, we had 290 Member Loans at fair value which were on non-accrual status that represented $3.0 million of outstanding principal and $0.4 million of fair value, and Notes and Certificates with $3.0 million of outstanding principal balance and a fair value of $0.4 million. At December 31, 2012, we had 222 Member Loans at fair value representing $2.4 million of outstanding principal and $0.3 million of fair value, and Notes and Certificates with $2.4 million of outstanding principal balance and a fair value of $0.3 million that were on nonaccrual status.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at June 30, 2013 (in thousands):

				Range of Inputs
	Fair Value	Valuation Techniques	Unobservable Input	Minimum	Maximum
Member Loans	$1,237,468	Discounted cash flow	Discount rate	5.8%	14.5%
			Net cumulative expected loss	2.1%	30.1%
Notes & Certificates	$1,242,668	Discounted cash flow	Discount rate	5.8%	14.5%
			Net cumulative expected loss	2.1%	30.1%

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

5. Deposits

We had deposits of $0.8 and $0.7 million as of June 30, 2013 and December 31, 2012, respectively. Of the $0.8 million at June 30, 2013, $0.5 million was a deposit with a payment service provider. This deposit is used for transactions related to our platform and is required pursuant to the agreement with the payment services provider, serves as collateral for the protection of the payment services provider and our members, and is restricted as to withdrawal. As of June 30, 2013, we have terminated our contract with this payment service provider and expect our deposit to be returned to us within 90 days of the effective date of termination. As of June 30, 2013, we also had $0.2 million in deposits related to operating leases (see Note 13 – Commitments and Contingencies).

6. Related Party Transactions

Our executive officers and directors (including immediate family members) have opened investor member accounts with LendingClub and have made deposits and withdrawals to their accounts, and funded portions of borrowers’ loan requests from time to time in the past via purchases of Notes and Certificates, and may do so in the future. All Note and Certificate purchases made by related parties were conducted on terms and conditions that were not more favorable than those obtained by other LendingClub Note or Certificate purchasers.

The following table summarizes deposits and withdrawals made by related parties for the six months ended June 30, 2013 and ending account balances as of June 30, 2013 and December 31, 2012 (in thousands).

	For the six months ended June 30, 2013		As of June 30, 2013	As of December 31, 2012
Related Party	Deposits	Withdrawals	Account Balance	Account Balance
Executive Officers	$—	$14	$38	$39
Directors	1,368	195	4,428	3,105

	$1,368	$209	$4,466	$3,144

7. Preferred Stock

Convertible Preferred Stock (in thousands, except share amounts)

Preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences and terms of each series. The following table provides details regarding each Series of preferred stock authorized by the Board of Directors.

	June 30, 2013	December 31, 2012
Preferred stock, $0.01 par value; 61,617,516 total shares authorized at June 30, 2013 and December 31, 2012:
Series A convertible preferred stock, 17,006,275 shares designated at June 30, 2013 and December 31, 2012; 16,470,322 and 16,317,747 shares issued and outstanding at June 30, 2013 and December 31, 2012; aggregate liquidation preference of $17,541 and $17,398 at June 30, 2013 and December 31, 2012.	$17,343	$17,181
Series B convertible preferred stock, 16,410,526 shares designated at June 30, 2013 and December 31, 2012; 16,410,526 shares issued and outstanding at June 30,2013 and December 31, 2012; aggregate liquidation preference of $12,280 at June 30, 2013 and December 31, 2012.	12,165	12,164
Series C convertible preferred stock, 15,621,609 shares designated at June 30, 2013 and December 31, 2012; 15,621,609 shares issued and outstanding at June 30, 2013 and December 31, 2012, aggregate liquidation preference of $24,490 at June 30, 2013 and December 31, 2012.	24,388	24,388
Series D convertible preferred stock, 9,007,678 shares designated at June 30, 2013 and December 31, 2012; 9,007,678 shares issued and outstanding at June 30, 2013 and December 31, 2012; aggregate liquidation preference of $32,044 at June 30, 2013 and December 31, 2012.	31,943	31,943
Series E convertible preferred stock, 3,571,428 shares designated at June 30, 2013 and December 31, 2012; 2,500,000 shares issued and outstanding at June 30, 2013 and December 31, 2012; aggregate liquidation preference of $17,500 at June 30, 2013 and December 31, 2012.	17,347	17,347

	$103,186	$103,023

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

Conversion – Each share of convertible preferred stock is convertible, at the option of the holder, initially, into one share of common stock (subject to adjustments for events of dilution). Each share of convertible preferred stock will automatically be converted upon the earlier of: (i) the closing of an underwritten public offering of our common stock with aggregate gross proceeds that are at least $30.0 million; or (ii) the consent of the holders of a 55% majority of outstanding shares of convertible preferred stock, voting together as a single class, on an as-converted to common stock basis. The Company’s preferred stock agreements contain certain anti-dilution provisions, whereby if the Company issues additional shares of capital stock for an effective price lower than the conversion price for a series of preferred stock immediately prior to such issue, then the existing conversion price of such series of preferred stock will be reduced. The Company determined that while its convertible preferred stock contains certain anti-dilution features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of ASC 815, Derivatives and Hedging Activities.

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

Dividends – If and when declared by the Board, the holders of Series A, Series B, Series C, Series D and Series E convertible preferred stock, on a pari passu basis, will be entitled to receive non-cumulative dividends at a rate of 6% per annum in preference to any dividends on common stock (subject to adjustment for certain events). The holders of Series A, Series B, Series C, Series D and Series E convertible preferred stock are also entitled to receive with common stockholders, on an as-if-converted basis, any additional dividends issued by us. As of June 30, 2013, we have not declared any dividends.

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

8. Stockholders’ Deficit

Common Stock

At June 30, 2013, we have shares of common stock authorized and reserved for future issuance as follows:

Options to purchase common stock	10,438,038
Options available for future issuance	1,238,803
Convertible preferred Series A stock warrants	442,578
Common stock warrants	286,724

Total common stock authorized and reserved for future issuance	12,444,210

During the six months ended June 30, 2013, we issued 1,323,933 shares of common stock in exchange for proceeds of $0.6 million upon the exercise of employee stock options.

Convertible preferred Series A stock warrants are fully exercisable with an exercise price of $1.065 per share. The warrants may be exercised at any time on or before January 2018.

Common stock warrants are fully exercisable with exercise prices between $0.01 and $1.5677 per share. The warrants may be exercised at any time on or before February 2021.

Accumulated Deficit

We have incurred operating losses since our inception through December 31, 2012. For the three and six months ended June 30, 2013, we had net income of approximately $1.7 million and $1.7 million, respectively. For the three and six months ended June 30, 2012, we had net losses of $2.5 million and $5.2 million, respectively. We have an accumulated deficit of $55.9 million and a stockholders’ deficit of $46.9 million, at June 30, 2013.

9. Stock-Based Compensation

Under our 2007 Stock Incentive Plan, or the Option Plan, we may grant options to purchase shares of common stock to employees, executives, directors and consultants at exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory options. During the second quarter, the Board of Directors increased the total number of options under the Option Plan by 1.8 million for a total of 15,859,948 options. The options granted through June 30, 2013 are stock options that generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 12 quarters thereafter, provided the grantee remains continuously employed by the Company through each vesting date (“service-based options”).

For the six months ended June 30, 2013, we granted service-based stock options to purchase 1,566,750 shares of common stock with a weighted average exercise price of $5.81 per share, a weighted average grant date fair value of $3.41 per share and a total estimated fair value of approximately $10.6 million.

We used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

Six Months Ended June 30, 2013
Assumed forfeiture rate (annual %)	5.0%
Expected dividend yield	0.0%
Assumed stock price volatility	63.5%
Weighted average risk-free rate	1.10%
Expected life (years)	6.25

Options activity under the Option Plan for the six month period ended June 30, 2013 is summarized as follows:

	Stock Options Issued and Outstanding	Weighted Average Exercise Price
Balances, at December 31, 2012	10,255,222	$1.19
Options Granted	1,566,750	5.81
Options Exercised	(1,323,933)	0.43
Options Forfeited/Expired	(60,002)	1.70

Balances, June 30, 2013	10,438,037	$1.98

A summary of outstanding options, options vested and options vested and expected to vest as of June 30, 2013, is as follows:

	Stock Options Issued and Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Options Outstanding	10,438,037	8.49	$1.98
Options Vested	2,949,875	7.33	$0.61
Options Vested and Expected to Vest	9,944,411	8.46	$1.92

A summary by weighted average exercise price of outstanding options, options vested, and options expected to vest at June 30, 2013, is as follows:

Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Remaining Contractual Life of Outstanding Stock Options (Years)	Number of Stock Options Vested	Number of Stock Options Vested and Expected to Vest
$0.23	391,688	6.41	349,625	391,323
$0.41	2,916,177	7.03	1,811,298	2,885,350
$0.71	2,493,197	8.68	582,080	2,378,871
$2.78	3,458,225	9.35	206,872	3,225,198
$6.77	1,178,750	9.87	—	1,063,669

$1.98	10,438,037	8.49	2,949,875	9,944,411

The aggregate intrinsic value of the options outstanding, vested options and options expected to vest was $48.2 million at June 30, 2013.

We recognized $0.9 million and $0.2 million of stock-based compensation expense related to stock options for the three months ended June 30, 2013 and 2012, respectively. We recognized $1.4 million and $0.5 million of stock-based compensation expense related to stock options for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, total unrecognized compensation cost was $9.2 million and these costs are expected to be recognized over the next 3.4 years.

No net income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

10. Income Taxes

The Company accounts for income taxes using the asset and liability method as codified in ASC 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. A full valuation allowance has been recorded against net deferred tax assets of $23.9 million at June 30, 2013 and December 31, 2012, respectively.

The Company recorded a net provision of $0.085 million for income taxes for the three and six month period ended June 30, 2013, which represented minimum corporate income tax liabilities due for the Company’s taxable income that cannot be offset by usage of prior years’ net operating loss and tax credit carryforwards. The Company recorded no net provision or benefit for income taxes in the three and six month periods ended June 30, 2012 when the Company incurred taxable losses due to the full valuation allowance for deferred tax assets recorded in all of the periods then ended. Payments of minimum amount due to state taxing authorities that are not related to the level of the Company’s taxable income or loss are recorded as operating expenses instead of income tax expense.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any material changes in unrecognized tax benefits and there were no interest expense or penalties on any unrecognized tax benefits during the three months ended June 30, 2013 and 2012.

In general, a corporation’s ability to utilize its net operating loss (“NOL”) and research and development (“R&D”) credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the capital (as defined) of a company by certain stockholders or public groups.

The amount of such limitations on the Company’s total federal net operating losses of approximately $53.0 million incurred since the Company’s inception in October 2006 through the fiscal year-ended December 31, 2012 has been analyzed, and the Company believes limitations exist only on the future annual deductibility of approximately $2.5 million of the Company’s total net operating loss carryforwards. Additionally, the Company had certain capital transactions during the six months ended June 30, 2013, that trigger a testing date and the Company has completed a preliminary study to assess whether one or more ownership changes have occurred since December 31, 2012. The Company believes it has not experienced an ownership change of more than 50 percent as a result of the capital transactions in the six months ended June 30, 2013. Therefore, utilization of certain NOL or tax credit carryforwards are believed not to be subject to additional annual limitations beyond the limitation discussed above.

The annual limitations on a Company’s NOL or tax credit carryforwards is determined by first multiplying the value of the Company’s capital at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. In the most adverse case, such limitation may result in the expiration of a portion of the NOL or tax credit carryforwards before utilization. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the Company’s full valuation allowance for deferred tax assets, it is not expected that any possible limitation on the future deductibility of NOL or tax credit carryforwards will have an impact on the results of operations of the Company. As of June 30, 2013, we continued to have a full valuation allowance against our net deferred tax assets. Although there was pre-tax income for the three and six months ended June 30, 2013, and we have expectations for business growth, uncertainty regarding profitability in the coming years, and the impact of that uncertainty on the future realization of the net operating loss carryforwards remain, therefore, we believe it is more likely than not that all of our deferred tax assets will not be realized.

11. Non-Interest Revenue

Non-interest revenue consists of loan origination fees collected upon origination of Member Loans at fair value, servicing fees collected as payments are made to investors in Notes, management fees earned from investors in Certificates, Gain from Sale of Loans, and other revenue.

The following table summarizes the components of non-interest revenue for the three and six months ended June 30, 2013, and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Origination fees	$16,397	$5,866	$29,984	$10,445
Gain from sales of Member Loans	2,702	—	3,862	—
Note Servicing Fees	809	423	1,519	862
Management fees from Certificate investors	720	147	1,213	239
Other revenue	214	121	507	129

Total Non-Interest Revenue	$20,842	$6,557	$37,085	$11,675

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

Financial Assets

Short-Term Financial Assets: Short-term financial assets include cash and cash equivalents, restricted cash, accrued interest and other receivables and deposits with service providers. These assets are carried at historical cost. The carrying amount approximates fair value due to the short term nature of the instruments.

Financial Liabilities

Short-Term Financial Liabilities: Short-term financial liabilities include accrued interest payable and other accrued expenses, and payables to member investors. These liabilities are carried at historical cost. The carrying amount approximates fair value due to the short term nature of the instruments.

13. Commitments and Contingencies

Commitments

Operating Leases

Corporate Headquarters

In April 2011, we entered into a sub-lease agreement for the third floor in 71 Stevenson in San Francisco, CA for our corporate headquarters, which includes our principal administrative, marketing, technical support and technology functions. The lease began on May 1, 2011 and expires in June 2017. The average monthly rent expense for this space in our corporate headquarters is approximately $0.04 million and we pledged $0.16 million as a security deposit.

In July 2012, we entered into a sub-sub-lease agreement for the second floor in our corporate headquarters. The lease commenced on September 15, 2012 and expires in June 2015. The Company has a renewal option on the lease that extends the lease two years to June 2017. The average monthly rent expense for the additional space in our corporate headquarters is approximately $0.06 million and we pledged $0.06 million as a security deposit.

In May 2013, we entered into a lease agreement with the landlord for two additional floors in our corporate headquarters. The lease for one floor commenced on June 1, 2013 and the lease of the other floor will commence in December 2013. The lease for both floors expires in June 2017. The average monthly rent expense for the additional space in our corporate headquarters is approximately $0.1 million and we pledged $0.1 million as a security deposit.

As of June 4, 2013, the sub-lessor for the second and third floors in our corporate headquarters terminated their master lease with the landlord. As a result of this termination, we automatically entered into a direct lease relationship with the landlord for these floors on substantially the same terms as they were with the sub-lessor and sub-sub-lessor.

Other Real Estate

Since July 2010, we entered into several month-to-month or short-term lease agreements for the lease of office space, ranging from 250 to 400 square feet, in New York City. In December 2012, we renewed a lease for a New York City office for a one year term that expires on January 31, 2014. The average monthly rent for this space is approximately $0.003 million.

Facilities rental expense for the three months ended June 30, 2013 and 2012 was $0.4 million and $0.1 million, respectively. Facilities rental expense for the six months ended June 30, 2013 and 2012 was $0.8 million and $0.3 million, respectively.

Loan Funding related to Direct Marketing Programs

In regards to loans listed on the platform as a result of direct marketing efforts, we have committed to invest in such loans in order for these loans to have investment commitments equal to the lesser of the amount approved and $10,000 at the time of issuance. Based upon our platform’s performance to date we have not had to commit any material capital amounts to these loans and as such we have not recorded a contingent obligation on our balance sheet as of June 30, 2013 or December 31, 2012.

Contingencies

Credit Support Agreement

The Company is subject to a Credit Support Agreement with a Certificate investor. The Credit Support Agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the investor for credit losses on Member Loans underlying the investor’s Certificate, that are in excess of a specified, aggregate loss threshold. The Company is contingently obligated to pledge cash, not to exceed $5.0 million, to support this contingent obligation and which cash balance is premised upon the investor’s Certificate purchase volume. As of June 30, 2013, approximately $3.0 million was pledged and restricted to support this contingent obligation.

As of June 30, 2013, the credit losses pertaining to the investor’s Certificate have not exceeded the specified threshold, nor are future credit losses expected to exceed the specified threshold, and thus no expense or liability has been recorded. The Company currently does not anticipate recording losses resulting from its contingent obligation under this Credit Support Agreement. If losses related to the Credit Support Agreement are later determined to be likely to occur and are estimable, results of operations could be affected in the period in which such losses are recorded.

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

In addition to the public offering, we offer private placements to accredited investors and qualified purchasers. These private placements are managed by the Company’s wholly-owned subsidiary, LC Advisors, LLC (“LCA”), a registered investment adviser that acts as the general partner for certain private funds (the “Funds”) and advisor to separately managed accounts (“SMAs”). The Company established LC Trust I (“Trust”), a Delaware business trust in February 2011 to acquire and hold Member Loans for the sole benefit of investors that purchase through Trust Certificates (“Certificates”) issued by the Trust and which are related to the underlying Member Loans. The Funds each purchase a Certificate from the Trust and the Trust uses these proceeds to acquire and hold Member Loans for the sole benefit of the Certificate holder. The Certificates can only be settled with cash flows from the underlying Member Loans and the Certificate holder does not have recourse to the general credit or other assets of the Trust, Company, borrower members or other investors.

We aim to use technology and a more efficient funding process to lower costs so we may provide borrower members with rates that are generally lower, on average, than the rates they obtain from unsecured credit provided through credit cards or traditional banks, and offer interest rates to investors that they find attractive. Our customer acquisition process, registration, underwriting, processing and payment systems are highly automated and electronic. We encourage the use of electronic payments as the preferred means to disburse member loan proceeds, receive payments on outstanding Member Loans, receive funds from investor members and third party purchasers, and disburse payments to applicable investors. We have no physical branches for loan application or payment-taking activities.

All Member Loans are unsecured obligations of individual borrower members with fixed interest rates, three-year or five-year maturities, minimum amounts of $1,000 and maximum amounts of up to $35,000. Borrower members’ applications for Member Loans are posted on our website pursuant to a program agreement with WebBank, an FDIC-insured, state-chartered industrial bank organized under the laws of the state of Utah, and approved loans are funded and issued by WebBank and sold to us after closing. As a part of operating our platform, we verify the identity of members, obtain borrower members’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrower members for eligibility to participate in the platform and facilitate the posting of Member Loans. Also, after acquiring the Member Loans from WebBank, we service the Member Loans on an ongoing basis.

As of June 30, 2013, the platform had facilitated 149,276 Member Loans totaling approximately $2.0 billion since the platform’s inception. Our agreement with WebBank enables us to make our platform available to borrower members on a uniform basis nationwide, except that we currently do not offer Member Loans in Idaho, Indiana, Iowa, Maine, Mississippi, Nebraska and North Dakota. We pay WebBank a monthly service fee based on the amount of loans issued by WebBank in each month, subject to a minimum monthly fee.

To date, we have funded our operations primarily with proceeds from our debt financing, preferred stock issuances and common stock issuances and now with the cash flow generated from operations of the Company, which are described under “Liquidity and Capital Resources” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. From inception of the Company through June 30, 2013, we have raised approximately $103.2 million (net) through preferred equity financings.

We incurred net losses from our inception through December 31, 2012. Our net income was $1.7 million and $1.7 million for the three and six month months ended June 30, 2013, respectively. For the six months ended June 30, 2013, we were cash-flow positive on an operating basis. We expect that we will remain profitable during the remainder of 2013. If our assumptions regarding continued growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to continue operating on a cash-flow positive or profitable basis, and our current liquidity resources may be consumed.

We earn revenues from fees, primarily loan fees charged to borrower members, investor servicing fees and management fees charged by LCA. Beginning in December 2012, we also earn revenues from gains on sales of Member Loans to third party purchasers. We expect that the number of borrower members, investor members and third party purchasers and the volume of Member Loans facilitated through our platform will continue to increase, and that we will generate increased revenue from these fees and gains on sale.

Significant Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies which are more fully described in Note 2 to our consolidated financial statements reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (i) revenue recognition; (ii) fair value determinations for Member Loans, Notes and Certificates; (iii) stock-based compensation; (iv) provision for income taxes, net of valuation allowances for deferred tax assets; and (v) loan servicing asset/liability value determination. These estimates and assumptions are inherently subjective in nature; actual results may differ from these estimates and assumptions, and the differences could be material.

Member Loans at Fair Value

We have elected fair value accounting for the vast majority of Member Loans facilitated through the platform since October 13, 2008, including all Member Loans originated since October 1, 2011, and all related Notes and Certificates. The fair value election for these Member Loans, Notes and Certificates allows symmetrical accounting for the timing and amounts recognized for both expected unrealized losses and charge-off losses on the Member Loans and the related Notes and Certificates, consistent with the member payment dependent design of the Notes and Certificates. All of our Member Loans are unsecured but the gross potential credit risk to the Company from Member Loans is significantly mitigated to the extent that loans are financed by Notes or Certificates that offset the loans’ credit losses pursuant to the member payment dependency provision.

Absent the fair value elections for both Member Loans and the related Notes and Certificates, Member Loans held for investment would be accounted for at amortized cost and would record loan loss provisions for estimated expected losses, but the related Notes and Certificates also accounted for at amortized cost would recognize losses only when and in amounts of the loans actually charged-off, thereby resulting in a mismatch in the timing and amounts of loss recognition between a Member Loan and related Notes and Certificates, which is not an appropriate representation for instruments that are designed to have related cash flows and loss realization. The loan origination fees for Member Loans at fair value that are held for investment are recognized as a component of non-interest revenue at the time of the loan origination. The costs to originate Member Loans at fair value that are held for investment are recognized in operating expenses as incurred. Interest income on Member Loans at fair value is recorded as earned.

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

At June 30, 2013, we estimated the fair values of Member Loans at fair value and their related Notes and Certificates using a discounted cash flow valuation methodology. The estimated fair values of Member Loans are computed by projecting the future contractual cash flows to be received on the loans, adjusting those cash flows for our expectations of prepayments (if significant), defaults and losses over the life of the loans, and expected net recoveries, if any. We then discount those projected net cash flows to a present value, which is the estimated fair value. Our expectation of future defaults and losses on loans is based on analyses of actual defaults and losses that occurred on the various credit grades of Member Loans over the past several years. The expected net recovery reflects the actual historical recovery experience for the various types of defaulted loans and the contractual arrangements with collection agencies. The discount rates for the projected net cash flows of the Member Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Member Loans.

Our obligation to pay principal and interest on any Note and Certificate is equal to the pro-rata portion of the payments, if any, received on the related Member Loan at fair value, net of any applicable servicing fee. The gross effective interest rate associated with a Note or a Certificate is the same as the interest rate earned on the related Member Loan at fair value. At June 30, 2013, the discounted cash flow methodology used to estimate the Notes’ and Certificates’ fair values uses the same projected net cash flows as their related Member Loans. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return, including any applicable risk premiums, if significant, that investors in unsecured consumer credit obligations would require when investing in Notes issued by LendingClub or Certificates issued by the Trust, with cash flows dependent on specific credit grades of Member Loans.

Member Loans Sold Directly to Third Party Purchasers

Loans purchased that are subsequently sold to third party purchasers, and which meet the accounting requirements for a sale of loans are classified as “held for sale”. The related origination fees and direct loan origination/acquisition costs for loans classified as “held for sale” are deferred and included in the “overall net investment in the loans” purchased. Accordingly, the origination fees for such loans are not included in origination fee revenue and the direct loan origination costs for such loans are not included in operating expenses. A sale of loans to third party investors requires sale terms whereby the Company does not retain certain financial interests in, or obligations related to, the loans that require the transaction to be accounted for as a borrowing by the Company.

Loans typically are sold by the Company the same day the loan is purchased by us from WebBank. A gain or loss on the sale of loans with servicing retained is recorded on the sale date. In order to calculate the gain or loss on the sale of the loans with servicing retained, the Company first determines whether the terms of the servicing arrangement with the investor result in a net servicing asset (i.e., when contractual/expected servicing revenues adequately compensate the Company) or a net servicing liability (i.e., when contractual/expected servicing revenues do not adequately compensate the Company). When contractual/expected servicing revenues do not adequately compensate the Company, a portion of the gross proceeds of the loans sold with servicing retained are allocated to the recording of a net servicing liability. Conversely, when contractual/expected servicing revenues provide more than adequate compensation to the Company, the excess servicing compensation is allocated to the gross proceeds of the loans sold and results in the recording of a net servicing asset. The gain or loss on the sale of loans sold with servicing retained equals the net proceeds from the sale of loans, after allocation of proceeds from/(toward) the recording of any net servicing asset/(liability), minus the net investment in the loans being sold.

Additionally, the Company will record a liability for significant estimated post-sale obligations or contingent obligations to the purchaser of the loans, if any, such as delinquent/fraudulent loan repurchase obligations or excess loss indemnification obligations.

At each period-end, the Company estimates the current fair value of the loan servicing asset or loan servicing liability considering the contractual servicing fee revenue, adequate compensation for the Company’s servicing obligations, current principal balances of the loans and projected defaults and prepayments over the remaining lives of the loans

For additional discussion on this topic, including the adjustments to the estimated fair values of Loans at fair value and Notes at fair value as of June 30, 2013, as discussed above, see Results of Operations and Note 4 – Member Loans at Fair Value and Notes and Certificates at Fair Value.

Results of Operations

Revenues

Our business model consists primarily of charging fees to both borrower members, investor members and third party purchasers for transactions through or related to our platform. During the three months ended June 30, 2013 and 2012, we facilitated $446.2 million and $137.4 million of loans, respectively, on our platform. During the six months ended June 30, 2013 and 2012, we facilitated $799.1 million and $246.9 million of loans, respectively, on our platform.

Upon issuance of a loan, WebBank pays a fee to us for providing the service of arranging the Member Loan. The loan origination fee charged to each borrower member is determined by the term and credit grade of that borrower member’s loan and as of June 30, 2013 and 2012 ranged from 1.11% to 5.00% of the aggregate Member Loan amount. The loan origination fees are included in the annual percentage rate calculation provided to the borrower member and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower member.

Beginning in December 2012, we also generated revenues from gains on sales of loans to third party purchasers. As described above, loans typically are sold by us on the same day the loan is purchased from WebBank and the gain or loss on the sale of loan is recorded on the sale date. The net gain on sale is equal to the origination fee received on the loan sold, less the estimated direct loan origination costs for the loan sold, plus/(minus) any loan servicing asset/(liability) associated with servicing retained by us. We also recognized loan servicing fee revenue on loans sold to third party purchasers that is comprised of servicing fees billed to the investors and periodic changes in the estimated fair value of loan servicing assets/(liabilities).

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

Non-Interest Revenue

The following table summarizes the components of non-interest revenue for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Origination fees	$16,397	$5,866	$29,984	$10,445
Gain from sales of Member Loans	2,702	—	3,862	—
Note Servicing Fees	809	423	1,519	862
Management fees from Certificate investors	720	147	1,213	239
Other revenue	214	121	507	129

Total Non-Interest Revenue	$20,842	$6,557	$37,085	$11,675

Origination Fees

Our borrower members pay a one-time origination fee upon issuance of a Member Loan. This fee is determined by the term and loan grade of the Member Loan and ranges from 1.11% to 5.00% of the issued principal balances. The fee is deducted from the loan proceeds at the time of issuance.

Loan fees received on Member Loans at fair value are recognized as a component of non-interest revenues at the time of loan origination and were $16.4 million and $5.9 million for the three months ended June 30, 2013 and 2012, respectively, an increase of 178%. The increase in these loan fees was primarily due to an increase in origination volumes of Member Loans at fair value during the three months ended June 30, 2013, to $367.5 million (excluding $78.7 million of loans sold to third party investors) versus originations of $137.4 million for the three months ended June 30, 2012, an increase of 167%. The average loan origination fees were 4.4% and 4.3% of the principal amount of Member Loans at fair value originated for the three months ended June 30, 2013 and 2012, respectively. The increase in the average loan origination fee in the current period was primarily due to a higher percentage of 60 month loans and a higher percentage of C-G grade loans that have higher origination fees.

Loan fees received on Member Loans at fair value were $30.0 million and $10.4 million for the six months ended June 30, 2013 and 2012, respectively, an increase of 188%. The increase in these loan fees was primarily due to an increase in origination volumes of Member Loans at fair value during the six months ended June 30, 2013, to $680.3 million (excluding $118.8 million of loans sold to third party investors) versus originations of $246.9 million for the six months ended June 30, 2012, an increase of 176%. The average loan origination fees were 4.4% and 4.2% of the principal amount of Member Loans at fair value originated for the six months ended June 30, 2013 and 2012, respectively. The increase in the average loan origination fee in the current period was primarily due to a higher percentage of 60 month loans and a higher percentage of C-G grade loans that have higher origination fees.

Gain on Sales of Member Loans

The Company sold $78.7 million principal amount of loans to third party purchasers in the three months ended June 30, 2013 and $118.8 million principal amount of loans in the six months ended June 30, 2013. There were no sales of loans to third party purchasers in the three or six month periods ended June 30, 2012.

Net gains on sales of loans sold in the three and six month periods ended June 30, 2013 were $2.7 million and $3.9 million, respectively. There were no gains on sales of loans to third party purchasers in the three and six month periods ended June 30, 2012.

Note Servicing Fees

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

The servicing fees earned from Note holders that relate to cash flows serviced on related Member Loans at fair value were $0.8 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, an increase of 100%. The increase in the servicing fees earned from Note holders were primarily due to increased balances of Notes outstanding during the three months ended June 30, 2013, versus the three months ended June 30, 2012.

Servicing fees earned from Note holders that relate to cash flows serviced on related Member Loans at fair value were $1.5 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively, an increase of 67%. The increase in the servicing fees earned from Note holders were primarily due to increased balances of Notes outstanding during the six months ended June 30, 2013, versus the six months ended June 30, 2012.

Loan Servicing Asset/Liability and Loan Servicing Fees

For loans sold to third party purchasers, the Company estimates the current fair value of the loan servicing asset or liability considering the contractual servicing fee revenue, adequate compensation for the Company’s servicing obligations, the current principal balances of the loans and projected defaults and prepayments over the remaining lives of the loans.

The remaining principal balance of loans sold to and serviced for third party purchasers was $120.2 million at June 30, 2013. We recorded $71,899 and $78,424 of servicing revenue for loans sold to third party purchasers for the three and six months ended June 30, 2013, respectively. Deferred servicing revenue as of June 30, 2013 was $0.4 million.

Management Fees and Assets Under Management

LCA charges certain Certificate holders a management fee based on their capital account balances in lieu of paying a servicing fee. LCA earned management fees from investors in Certificates totaling $0.7 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. LCA earned management fees totaling $1.2 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively. The increases in management fees earned during the three and six months ended June 30, 2013 versus the prior year periods were due primarily to an increase in total assets under management, which were $547.2 million at June 30, 2013 ($479.3 million in five investment funds and $67.9 million in certain SMAs) and $157.0 million at June 30, 2012.

Net Interest Income

The following table summarizes interest income, interest expense and net interest income for the three months ended June 30, 2013 and 2012, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income
Member Loans	$41,017	$13,545	$73,375	$26,196
Cash and cash equivalents	4	9	10	18

Total Interest Income	41,021	13,554	73,385	26,214

Interest Expense
Notes and Certificates at fair value	(41,032)	(13,437)	(73,357)	(25,922)
Loans payable	—	(11)	—	(42)

Total Interest Expense	(41,032)	(13,448)	(73,357)	(25,964)

Net Interest (Loss) / Income	$(11)	$106	$28	$250

We had net interest income of $(0.011 million) and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. We had net interest income of $0.028 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively. Net interest income decreased in the three and six months ended June 30, 2013, when compared to the same periods in the prior year primarily due to the reduction in loans funded by us and recorded as Member Loans at amortized cost which was zero at June 30, 2013 and December 31, 2012.

Interest Income on Member Loans

We record interest income from Member Loans. For the three months ended June 30, 2013 and 2012, we recorded interest income from Member Loans at fair value, excluding loan origination fees, of $41.0 million and $13.5 million, respectively. For the six months ended June 30, 2013 and 2012, we recorded interest income from Member Loans at fair value, excluding loan origination fees, of $73.4 million and $26.2 million, respectively. The increase in interest income in the three and months ended June 30, 2013, compared to the comparable period in the prior year is primarily due to the significant increase in the outstanding balances of Member Loans at fair value. The average balance of Member Loans at fair value outstanding during the three months ended June 30, 2013, was $1.2 billion as compared to an estimated average balance of $420.5 million during the three months ended June 30, 2012, an increase of 185%. The average balance of Member Loans at fair value outstanding during the six months ended June 30, 2013, was $1.0 billion as compared to an estimated average balance of $379.9 million during the six months ended June 30, 2012, an increase of 163%.

Interest Earned on Cash and Investments

Interest income from cash and cash equivalents is recognized as it is earned. For the three months ended June 30, 2013 and 2012, we recognized $0.004 million and $0.009 million of interest income earned on cash and cash equivalents, respectively. For the six months ended June 30, 2013 and 2012, we recognized $0.010 million and $0.018 million of interest income earned on cash and cash equivalents, respectively.

Interest Expense on Notes and Certificates

We record interest expense on Notes and Certificates. For the three months ended June 30, 2013 and 2012, we recorded interest expense for Notes and Certificates of $41.0 million and $13.4 million, respectively. We recorded interest expense for Notes and Certificates of $73.4 million and $25.9 million, respectively, for the six months ended June 30, 2013 and 2012, respectively. The increase in interest expense in the three and six months ended June 30, 2013, compared to the comparable period in the prior year was primarily due to the significant increase in the outstanding balances of Notes and Certificates. The estimated average balance of Notes and Certificates outstanding during the three months ended June 30, 2013, was $1.2 billion as compared to an estimated average balance of $420.6 million in the prior year, an increase of 185%. The estimated average balance of Notes and Certificates outstanding during the six months ended June 30, 2013, was $1.0 billion as compared to an estimated average balance of $379.0 million in the prior year, an increase of 164%.

Interest Expense on Loans Payable

We recorded interest expense for loans payable of zero and $0.011 million respectively, for the three months ended June 30, 2013 and 2012, respectively. We recorded interest expense for loans payable of zero and $0.042 million respectively, for the six months ended June 30, 2013 and 2012, respectively. The decrease was due to the remaining loans payable balance being paid in full in July 2012.

Fair Value Adjustments on Member Loans at Fair Value and Notes and Certificates at Fair Value

At June 30, 2013, we estimated the fair values of Member Loans and their related Notes and Certificates using a discounted cash flow valuation methodology. The fair valuation methodology considers projected prepayments, if significant, and uses the historical actual defaults, losses and recoveries on our loans over the past several years to project future losses and net cash flows on loans.

Fair value adjustment gains/(losses) for Member Loans at fair value were $(13.0 million) and $(3.5 million) for the three months ended June 30, 2013 and 2012, respectively, and $(22.3 million) and $(8.3 million) for the six months ended June 30, 2013 and 2012, respectively. Fair value adjustment gains/(losses) for Notes and Certificates were $13.1 million and $3.5 million for the three months ended June 30, 2013 and 2012, respectively, and $22.2 million and $8.2 million for the six months ended June 30, 2013 and 2012, respectively.

The fair value adjustments for Member Loans at fair value were largely offset by the fair value adjustments of the Notes and Certificates at fair value due to the member payment dependent design of the Notes and Certificates, and because the principal balances of the Member Loans at fair value were very close to the combined principal balances of the Notes and Certificates. Accordingly, the net fair value adjustment gains/(losses) for Member Loans and Notes and Certificates were $0.007 million and $(0.049 million) for the three months ended June 30, 2013 and 2012, respectively, and $(0.023 million) and $(0.089 million), for the six months ended June 30, 2013 and 2012, respectively.

Benefit (Provision) for Loan Losses

Loan loss benefits (provisions) were zero and $0.049 million for the six months ended June 30, 2013 and 2012, respectively, and zero and $0.041 million for the six months ended June 30, 2013 and 2012, respectively. Loan loss provisions arise only for Member Loans at amortized cost. The decline in the loan loss provisions for Member Loans at amortized cost was due to the zero balance of Member Loans at amortized cost during the six months ended June 30, 2013.

Operating Expenses

The following tables summarize our operating expenses for the three months ended June 30, 2013 and 2012, respectively (in thousands).

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Sales, Marketing & Operations	$(11,824)	$(5,685)	$(6,139)	108%
Technology	(3,043)	(992)	(2,051)	207%
General & Administrative	(4,190)	(2,512)	(1,678)	67%

Total Operating Expenses	$(19,057)	$(9,189)	$(9,868)	107%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Sales, Marketing & Operations	$(22,165)	$(10,617)	$(11,548)	109%
Engineering	(5,291)	(1,854)	(3,437)	185%
General & Administrative	(7,812)	(4,556)	(3,256)	71%

Total Operating Expenses	$(35,268)	$(17,027)	$(18,241)	107%

Sales, Marketing and Operations Expense

Sales, marketing and operations expense consists primarily of salaries, benefits and stock-based compensation expense related to sales, marketing, customer service, credit and collections personnel, borrower and investor acquisition costs, and credit underwriting costs. Sales, marketing and operations expenses for the three months ended June 30, 2013 and 2012 were $11.8 million and $5.7 million, respectively, an increase of approximately 107%. The increase in spending during the three month period ended June 30, 2013 compared to the same period of the prior year was primarily due to a $1.9 million increase in personnel related expenses resulting from increased headcount, a $3.4 million increase in acquisition costs primarily related to certain borrower acquisition strategies, and a $0.6 million increase in volume driven loan underwriting and issuance costs.

Sales, marketing and operations expenses for the six months ended June 30, 2013 and 2012, were $22.2 million and $10.6 million, respectively, an increase of approximately 109%. The increase in spending during the six month period ended June 30, 2013 compared to the same period of the prior year was primarily due to a $4.0 million increase in personnel related expenses resulting from increased headcount, a $6.7 million increase in acquisition costs primarily related to certain borrower acquisition strategies, and a $0.9 million increase in volume driven loan underwriting and issuance costs.

Technology Expense

Technology expense consists primarily of salaries, benefits and stock-based compensation expense of technology personnel, and the cost of subcontractors who work on the development and maintenance of our platform and software enhancements that run our platform. Technology expenses for the three months ended June 30, 2013 and 2012 were $3.0 million and $1.0 million, respectively, an increase of 200%. The increase for the three month period ended June 30, 2013 versus the same periods in the prior year were primarily due to a $1.8 million increase in personnel related expenses resulting from increased headcount and contract labor expenses.

Technology expenses for the six months ended June 30, 2013 and 2012 were $5.3 million and $1.9 million, respectively, an increase of 179%. The increase for the six month period ended June 30, 2013 versus the same periods in the prior year were primarily due to a $3.2 million increase in personnel related expenses resulting from increased headcount and contract labor.

During the three and six months ended June 30, 2013, we capitalized $0.6 million and $1.0 million of software development costs, respectively, compared to zero costs capitalized for the same periods in 2012.

General and Administrative Expense

General and administrative expense consists primarily of salaries, benefits and stock-based compensation expense related to general and administrative personnel, professional fees primarily related to legal and accounting fees, facilities expenses and the related overhead, and expenses related to platform fraud prevention and remediation. General and administrative expenses for the three months ended June 30, 2013 and 2012, were $4.2 million and $2.5 million, respectively, an increase of approximately 68%. The increase was primarily due to a $1.2 million increase in personnel related expenses resulting from increased headcount and contract labor expenses and a $0.4 million increase in rent/facilities expense.

General and administrative expenses for the six months ended June 30, 2013 and 2012, were $7.8 million and $4.6 million, respectively, an increase of approximately 70%. The increase was primarily due to a $2.4 million increase in personnel related expenses resulting from increased headcount and contractor expense and a $0.7 million increase in rent/facilities expense.

We expect that general and administrative expenses will increase as we continue to expand our business.

Liquidity and Capital Resources

The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012 (in thousands).

	Six Months Ended June 30,
	2013	2012
Cash provided by (used in)
Operating activities	$6,532	$(3,708)
Investing activities	(483,398)	(168,447)
Financing activities	478,909	194,719

Net increase in cash	$2,043	$22,564

Net cash provided by (used in) operating activities was $6.5 million and $(3.7 million) for the six months ended June 30, 2013 and 2012, respectively. Net cash provided by operating activities was positive for the six months ended June 30, 2013, due to increases in accounts payable, accrued interest payable, and accrued expenses and liabilities. Cash used in operating activities was used to fund ongoing operations such as compensation and benefits, legal and accounting services, marketing expenses and cost of service expenses.

Net cash used in investing activities for the six months ended June 30, 2013 and 2012 were $483.4 million and $168.4 million, respectively. Net cash used for the six months ended June 30, 2013 primarily represents originations of Member Loans at fair value of $799.0 million, offset by the repayment of Member Loans at fair value of $201.1 million and proceeds from sale of Member Loans of $118.8 million.

Net cash provided by financing activities for the six months ended June 30, 2013 and 2012 were $478.9 million and $194.7 million, respectively. Net cash provided for the six months ended June 30, 2013 primarily represents proceeds from the issuance of Notes and Certificates at fair value of $680.2 million partially offset by payments on Notes and Certificates at fair value of $200.0 million.

At June 30, 2013, we had $8.4 million in restricted cash. Restricted cash at June 30, 2013 consists primarily of pledges of $3.0 million of our funds as security for WebBank, $3.0 million for an investor as part of a credit support agreement, $1.7 million as security for a correspondent bank that clears our borrowers’ and investors’ cash transactions. We primarily hold our excess cash in short-term interest-bearing money market funds at highly-rated financial institutions.

As of June 30, 2013, deposits were $0.8 million. This includes a deposit of $0.5 million placed with a nationally-recognized payment services provider we use for transactions related to our platform. The deposit is required pursuant to the agreement with the payment services provider, serves as collateral for the protection of the payment services provider and our members, and is restricted as to withdrawal. The deposit is ongoing throughout the term of the contract and the amount of the deposit depends on the volume of payment transactions processed. As of June 30, 2013, we terminated our agreement with the payment service provider and anticipate that our deposit will be returned to us 90 days after the effective termination date.

As of June 30, 2013, our accumulated deficit was $55.9 million and our total stockholders’ deficit was $46.9 million. Our net income for the three and six months ended June 30, 2013 was $1.7 million, and $1.7 million, respectively. For the six months ended June 30, 2013, we were able to generate a positive cash flow from operations on an operating basis. We expect to continue to generate positive cash flows from operations through the end of calendar year 2013.

At June 30, 2013, LendingClub had $54.6 million in available cash and cash equivalents. We believe that our current cash position is sufficient to meet our current liquidity needs. Our current operating plan calls for continued investments in technology, development, security infrastructure, underwriting, credit processing and marketing. If assumptions regarding our continued growth and our operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to continue operating on a cash-flow positive basis, and our current liquidity resources may be consumed. To date, we have funded our cash requirements with proceeds from the sale of our equity securities and issuance of loans payable.

Assets Under Management—LCA

As of June 30, 2013, LCA was the general partner to five private investment funds for accredited investors and qualified purchasers with differing investment strategies. These private investment funds are: Broad Based Consumer Credit Fund, L.P. (“BBF”), Broad Based Consumer Credit (Q) Fund, L.P. (“BBF-QP”), Broad Based Consumer Credit Fund, L.P. (“BBF II”), Conservative Consumer Credit Fund, L.P. (“CCF”), and Conservative Consumer Credit (Q) Fund, L.P. (“CCF-QP”). In connection with the funds, we formed LC Trust I (the “Trust”), a Delaware business trust, to act as a bankruptcy remote for holding portions of Member Loans related to Certificates purchased by the funds separate and apart from the Member Loans and other assets of ours. We and the Trust have entered into a loan purchase agreement and a servicing agreement whereby we service the loans acquired by the Trust in a manner identical to other loans; the Trust earns a servicing fee equal to 40 basis points, which is paid by each of the funds.

As of June 30, 2013, the funds had approximately $487.1 million in assets with $25.7 million in escrow, which was contributed to the funds on the first business day of July 2013. LCA earns a management fee paid by the limited partners of the funds, paid monthly in arrears, that ranges from 0.70% to 1.25% (annualized) of the month-end balances of partners’ capital accounts. These management fees can be modified or waived for individual limited partners at the discretion of the general partner.

Beginning January 2012, LCA also began offering SMAs to individual accredited investors. Funds in the SMAs are invested in Certificates issued by the Trust. As of June 30, 2013, the SMAs had approximately $67.9 million in assets. LCA earns management fees paid by certain SMA investors, monthly in arrears, based on balances in the SMA accounts.

Summary of Changes in Assets Under Management

The table below presents a summary of changes in total assets under management for LCA stated at amortized cost except for appreciation / (depreciation) which includes fair value adjustments for investments, for the six month periods ended June 30, 2013 (in millions).

Balance at December 31, 2012	$288.8
Net capital contributions	241.8
Appreciation (depreciation)	16.6

Balance at June 30, 2013	$547.2

Income Taxes

We recorded a net provision of $0.085 million for income taxes for the six month period ended June 30, 2013, which represented minimum corporate income tax liabilities due for the Company’s taxable income that cannot be offset by usage of prior years’ net operating loss and tax credit carryforwards. The Company recorded no net tax provision or benefit related to our pre-tax income for the six month period ended June 30, 2012. Accounting Standards Codification Topic 740, “Income Taxes,” provides for the recognition of deferred tax assets, such as the future benefit of net operating loss deductions against future taxable income, if realization of such tax-related assets is more likely than not. However, given our history of operating losses, it is difficult to accurately forecast when and in what amounts future results will be affected by the realization, if any, of the tax benefits of future deductions for our net operating loss carry forwards. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. Such valuation allowance against the deferred tax assets fully offsets the current periods’ tax benefits attributable to the pre-tax losses.

As of December 31, 2012, we had federal and state net operating loss (NOL) carryforwards of $53.0 million and $54.5 million, respectively. As of December 31, 2012, we also had federal and state research and development (R&D) tax credit carryforwards of $0.3 million and $0.4 million, respectively. In general, a corporation’s ability to utilize its NOL’s and R&D credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The amount of such limitations on the Company’s total federal net operating losses of approximately $53.0 million incurred since the Company’s inception in October 2006 through June 30, 2013 has been analyzed, and the Company believes limitations exist only on the future annual deductibility of approximately $2.5 million of the Company’s total net operating loss carryforwards.

Variable Interest Entities

The Company is the primary, residual, beneficiary of the Trust and we have determined that the Trust is a variable interest entity (“VIE”).

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

The Company’s capital contributions to the Trust have been insufficient to allow the Trust to finance its purchase of any significant amount of Member Loans without the issuance of Certificates to investors. The Trust’s low capitalization levels and structure, wherein investors’ hold beneficial interests in Member Loans via the Certificates, qualifies the Trust as a VIE. The Company believes it is the primary beneficiary of the Trust because of its controlling financial interest in the Trust. The Company performs or directs activities that significantly affect the Trust’s economic performance via (i) operation of the platform that enables borrowers to apply for Member Loans purchased by the Trust; (ii) credit underwriting and servicing of Member Loans purchased by the Trust, and (iii) LCA’s role to source investors that ultimately purchase Certificates that supply the funds for the Trust to purchase Member Loans. Collectively, the activities of the Company, LCA and Trust described above allow the Company to fund more Member Loans and to collect the related loan origination fees, and for LCA to collect the management fees on the investors’ capital used to purchase Trust Certificates, than would be the case without the existence of the Trust. Therefore, the Company receives significant economic benefits from the existence and activities conducted by the Trust.

Accordingly, the Company’s beneficial ownership of a controlling interest in the Trust has qualified and continues to qualify as an equity investment in a VIE that should be consolidated for financial accounting and reporting purposes. Except for the Company’s interest in the Trust, the Company does not have controlling financial interests in any other VIE’s to be included in the Company’s consolidated financial statements as of June 30, 2013. Company personnel perform on-going assessments of whether facts or circumstances exist or have changed in relation to the Company’s involvement, if any, in this VIE, which could cause the Company’s conclusion regarding consolidation of the VIE to change. All intercompany transactions and balances between the Company, the Trust, and LCA have been eliminated in consolidation.

Additional Information about the LendingClub Platform

Historical Information about Our Borrower Members Loans:

In regards to the following historical information, prior performance is no guarantee of future results or outcomes.

From inception to June 30, 2013, we had facilitated Member Loans with an average original principal amount of $13,246 and an aggregate original principal amount of $1,977,349,550. Out of 149,276 facilitated Member Loans, 24,524 Member Loans with an aggregate original principal amount of $263.8 million, or 13.34%, are fully paid.

The following table presents aggregated information about loans for the period from inception to June 30, 2013, grouped by the loan grade assigned by us:

Loan Grade	Number of Loans	Average Interest Rate	Total Amount Issued
A1	3,980	5.97%	$41,456,075
A2	4,108	6.53%	40,739,275
A3	4,793	7.44%	54,107,425
A4	7,398	7.81%	85,615,550
A5	7,774	8.67%	97,230,325
B1	7,156	10.06%	82,826,625
B2	9,610	10.95%	120,960,525
B3	12,700	11.84%	155,681,775
B4	11,050	12.69%	141,833,300
B5	8,259	13.20%	99,665,150
C1	8,841	13.88%	109,965,925
C2	8,268	14.67%	107,491,875
C3	6,729	15.21%	90,860,750
C4	6,367	15.74%	88,641,775
C5	5,691	16.53%	80,586,375
D1	5,014	17.06%	63,918,225
D2	4,810	17.40%	57,907,425
D3	4,104	17.65%	53,235,150
D4	3,926	18.06%	58,681,350
D5	3,389	18.65%	55,202,350
E1	2,266	18.94%	38,780,325
E2	2,389	19.62%	41,434,450
E3	1,975	20.01%	35,185,375
E4	1,851	20.61%	35,580,400
E5	1,482	20.97%	29,366,400
F1	1,262	21.55%	25,510,725
F2	1,034	21.89%	20,945,850
F3	818	22.34%	16,361,200
F4	643	22.38%	13,651,750
F5	537	22.63%	12,111,825
G1	390	23.00%	8,519,450
G2	246	22.82%	5,278,800
G3	155	22.67%	3,317,625
G4	143	21.87%	2,850,600
G5	118	21.52%	1,847,550

Total	149,276	13.54%	$1,977,349,550

The following table presents aggregated information for the period from inception to June 30, 2013, reported by a consumer reporting agency about our borrower members at the time of their loan applications, grouped by the loan grade assigned by us. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower member’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported:

Loan Grade	Average FICO	Average Open Credit Lines	Average Total Credit Lines	Average Revolving Credit Balance	Average Revolving Line Utilization	Average Inquiries in the Last Six Months	Average Delinquencies in the Last Two Years	Average Months Since Last Delinquency
A1	775	11	26	$13,301	22.44%	0	0	40
A2	758	10	25	13,300	28.45%	1	0	39
A3	748	10	24	15,318	33.81%	1	0	39
A4	738	10	24	15,092	40.02%	1	0	39
A5	729	10	24	17,420	44.68%	1	0	38
B1	719	10	24	15,443	48.94%	1	0	37
B2	712	11	24	16,421	52.48%	1	0	37
B3	706	10	23	15,343	55.92%	1	0	36
B4	702	11	24	15,843	56.86%	1	0	37
B5	699	10	22	14,663	58.85%	1	0	37
C1	695	10	23	14,978	60.36%	1	0	36
C2	693	10	23	15,243	61.56%	1	0	36
C3	692	11	23	15,846	61.03%	1	0	35
C4	688	11	24	16,000	63.20%	1	0	36
C5	686	11	23	15,568	63.54%	1	0	34
D1	681	10	23	15,056	66.28%	1	0	34
D2	683	10	22	14,181	65.37%	1	0	34
D3	685	10	22	14,815	65.19%	1	0	35
D4	684	10	23	15,298	66.51%	1	0	35
D5	684	11	24	17,017	66.55%	1	0	34
E1	683	11	24	16,362	67.81%	1	0	35
E2	683	11	24	16,892	67.45%	1	0	34
E3	681	11	24	17,731	68.72%	1	0	33
E4	680	11	25	18,634	69.52%	1	0	34
E5	679	11	25	19,173	69.65%	1	0	33
F1	679	11	26	18,172	69.13%	1	0	32
F2	677	11	25	18,777	71.72%	1	0	33
F3	677	11	25	18,854	70.66%	1	0	32
F4	675	12	27	18,902	71.32%	2	0	31
F5	675	12	27	20,033	71.84%	2	0	32
G1	671	12	27	18,506	70.41%	2	1	29
G2	672	12	27	24,376	74.29%	2	0	30
G3	670	12	27	18,434	76.40%	2	0	29
G4	668	14	30	27,763	72.98%	2	0	30
G5	664	14	31	37,881	72.12%	3	0	27
Total	704	10	24	$15,714	56.08%	1	0	36

The following table presents additional aggregated information for the period from inception to June 30, 2013, about current and paid off loans, grouped by the loan grade assigned by us.

Loan Grade	Number of Current loans	Current loan Outstanding Principal ($)	Number of Loans Fully Paid	Fully Paid ($)	Fully Paid (%) of Originated Issued Loans	Number of All Issued Loans	Total Origination Amount for All Issued Loans
A1	3,083	$25,444,640	635	$4,706,225	11.35%	3,980	$41,456,075
A2	2,843	21,430,380	931	6,457,675	15.85%	4,108	40,739,275
A3	3,203	29,936,697	1,185	9,088,500	16.80%	4,793	54,107,425
A4	5,246	46,256,491	1,696	15,044,350	17.57%	7,398	85,615,550
A5	5,416	56,627,043	1,764	16,941,875	17.42%	7,774	97,230,325
B1	4,967	46,656,188	1,197	12,031,800	14.53%	7,156	82,826,625
B2	7,142	76,728,368	1,349	14,431,100	11.93%	9,610	120,960,525
B3	9,569	94,974,252	1,732	20,032,775	12.87%	12,700	155,681,775
B4	8,177	89,391,014	1,545	17,317,525	12.21%	11,050	141,833,300
B5	5,752	55,051,744	1,588	17,277,625	17.34%	8,259	99,665,150
C1	6,368	66,770,257	1,330	14,178,250	12.89%	8,841	109,965,925
C2	5,942	66,135,835	1,242	13,330,800	12.40%	8,268	107,491,875
C3	4,666	57,583,272	998	10,493,800	11.55%	6,729	90,860,750
C4	4,405	57,114,896	931	9,828,150	11.09%	6,367	88,641,775
C5	3,948	51,885,819	806	8,516,575	10.57%	5,691	80,586,375
D1	3,476	38,871,439	711	7,542,450	11.80%	5,014	63,918,225
D2	3,227	32,273,281	787	9,114,850	15.74%	4,810	57,907,425
D3	2,702	29,329,289	697	8,654,025	16.26%	4,104	53,235,150
D4	2,603	35,077,441	600	7,434,700	12.67%	3,926	58,681,350
D5	2,284	33,917,223	514	6,917,500	12.53%	3,389	55,202,350
E1	1,450	22,288,443	389	5,613,275	14.47%	2,266	38,780,325
E2	1,582	25,384,812	365	5,003,125	12.07%	2,389	41,434,450
E3	1,348	22,191,762	296	4,214,250	11.98%	1,975	35,185,375
E4	1,249	22,540,325	251	3,820,775	10.74%	1,851	35,580,400
E5	963	17,701,882	227	3,460,850	11.79%	1,482	29,366,400
F1	851	15,756,507	155	2,346,750	9.20%	1,262	25,510,725
F2	678	12,681,881	129	2,177,700	10.40%	1,034	20,945,850
F3	530	9,731,781	107	1,833,100	11.20%	818	16,361,200
F4	395	8,083,927	84	1,276,825	9.35%	643	13,651,750
F5	314	6,783,753	62	1,132,875	9.35%	537	12,111,825
G1	240	4,999,573	61	1,125,725	13.21%	390	8,519,450
G2	134	2,634,928	36	550,525	10.43%	246	5,278,800
G3	69	1,446,998	32	524,000	15.79%	155	3,317,625
G4	54	1,014,788	45	818,650	28.72%	143	2,850,600
G5	32	513,004	47	563,600	30.51%	118	1,847,550

Total	104,908	$1,185,209,934	24,524	$263,802,575	13.34%	149,276	$1,977,349,550

The following graph presents the dollar weighted average interest rate for Member Loans originated from inception to June 30, 2013, by grade.

The following table presents outstanding loan balance in dollars, delinquent loan balance in dollars, principal amount of loans charged-off during the quarter, delinquency rate, and annualized charge-off rate as of June 30, 2013. This information excludes loans that we classified as identity theft. In cases of verified identity theft, we write-off the loan and pay the holder of the related Notes or Certificates an amount equal to the unpaid principal balances due on the Notes less any applicable servicing fees.

Outstandings (1)

	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2	2011-Q1	2010-Q4	2010-Q3
Total	$1,377,063,925	$1,058,994,336	$805,762,673	$614,888,789	$464,367,269	$372,219,576	$300,981,599	$242,940,789	$198,898,230	$164,293,968	$136,066,358	$112,893,621
Grade A	199,205,136	167,636,091	130,844,888	108,620,465	89,352,446	74,014,114	56,698,297	45,181,116	35,321,605	29,898,683	24,106,596	17,345,583
Grade B	416,396,255	328,331,101	241,219,434	184,014,545	136,784,983	108,646,899	86,458,633	69,077,649	56,298,109	47,119,722	40,815,361	35,266,839
Grade C	351,183,654	253,471,907	169,705,649	122,985,071	89,615,401	70,356,879	57,785,257	47,469,986	39,947,631	33,414,866	29,570,943	26,276,695
Grade D	199,912,034	153,861,310	127,701,086	94,518,339	67,602,607	53,707,947	44,554,881	37,435,226	31,682,765	26,324,025	22,286,033	19,294,851
Grade E	130,030,180	99,328,925	86,250,040	65,672,747	50,561,701	41,235,661	34,242,722	26,804,123	21,554,533	16,697,416	12,073,966	9,459,193
Grade F	66,519,207	46,616,552	40,438,437	30,864,095	23,706,878	18,276,540	15,679,970	12,229,462	9,863,641	7,383,441	4,655,585	3,443,737
Grade G	13,817,459	9,748,451	9,603,139	8,213,527	6,743,252	5,981,536	5,561,838	4,743,227	4,229,947	3,455,815	2,557,874	1,806,723

Outstandings of Delinquent Loans (2)

	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2	2011-Q1	2010-Q4	2010-Q3
Total	$17,262,327	$14,850,107	$12,788,662	$9,586,950	$7,374,699	$5,527,306	$5,849,888	$5,501,713	$4,006,570	$3,704,724	$3,522,460	$2,896,771
Grade A	1,037,058	986,293	844,494	645,906	501,586	244,111	356,477	272,859	186,715	163,243	144,354	118,996
Grade B	3,484,961	2,865,740	2,283,231	1,851,870	1,449,389	1,283,207	1,109,586	1,061,620	774,299	936,195	880,417	772,723
Grade C	3,588,469	3,025,989	2,551,721	1,991,461	1,299,900	1,162,852	1,172,263	1,203,663	963,324	798,484	768,797	664,080
Grade D	3,963,875	3,605,332	2,870,124	2,069,916	1,492,371	1,162,834	1,364,443	1,278,711	958,866	895,225	856,069	664,202
Grade E	2,680,574	2,334,809	2,328,965	1,613,169	1,239,647	1,009,578	950,776	848,841	690,453	499,757	507,321	322,622
Grade F	1,970,257	1,450,438	1,461,271	1,014,141	1,085,956	437,866	581,478	532,081	282,089	302,024	245,234	219,189
Grade G	537,134	581,506	448,856	400,486	305,850	226,858	314,865	303,938	150,825	109,798	120,267	134,958

Charge Off Amount (3)

	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2	2011-Q1	2010-Q4	2010-Q3
Total	$10,597,523	$8,949,564	$6,116,909	$4,878,122	$3,342,427	$3,365,817	$2,888,000	$1,757,029	$1,658,883	$1,439,029	$1,199,278	$1,284,143
Grade A	857,591	655,065	515,654	361,014	130,494	225,833	156,802	106,810	90,020	31,252	64,394	92,259
Grade B	2,155,828	1,833,204	1,265,295	932,506	709,000	602,278	551,128	365,883	486,199	357,292	313,291	252,486
Grade C	2,122,310	1,671,987	1,251,676	972,305	867,763	722,553	727,826	500,547	319,313	310,886	313,985	340,442
Grade D	2,585,059	1,879,307	1,282,636	852,728	694,218	652,686	587,904	377,842	327,527	422,338	311,480	331,616
Grade E	1,467,947	1,607,602	963,260	853,769	631,853	553,774	470,002	289,469	241,649	203,713	65,020	154,137
Grade F	992,258	1,029,190	606,623	736,042	220,482	371,949	288,267	63,786	131,729	72,513	84,680	83,363
Grade G	416,530	273,210	231,765	169,759	88,617	236,744	106,071	52,691	62,446	41,035	46,429	29,840

Delinquent Rate (4)

	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2	2011-Q1	2010-Q4	2010-Q3
Total	1.25%	1.40%	1.59%	1.56%	1.59%	1.48%	1.94%	2.26%	2.01%	2.25%	2.59%	2.57%
Grade A	0.52%	0.59%	0.65%	0.59%	0.56%	0.33%	0.63%	0.60%	0.53%	0.55%	0.60%	0.69%
Grade B	0.84%	0.87%	0.95%	1.01%	1.06%	1.18%	1.28%	1.54%	1.38%	1.99%	2.16%	2.19%
Grade C	1.02%	1.19%	1.50%	1.62%	1.45%	1.65%	2.03%	2.54%	2.41%	2.39%	2.60%	2.53%
Grade D	1.98%	2.34%	2.25%	2.19%	2.21%	2.17%	3.06%	3.42%	3.03%	3.40%	3.84%	3.44%
Grade E	2.06%	2.35%	2.70%	2.46%	2.45%	2.45%	2.78%	3.17%	3.20%	2.99%	4.20%	3.41%
Grade F	2.96%	3.11%	3.61%	3.29%	4.58%	2.40%	3.71%	4.35%	2.86%	4.09%	5.27%	6.36%
Grade G	3.89%	5.97%	4.67%	4.88%	4.54%	3.79%	5.66%	6.41%	3.57%	3.18%	4.70%	7.47%

Annulized Charge-off Rate (5)

	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2	2011-Q1	2010-Q4	2010-Q3
Total	3.08%	3.38%	3.04%	3.17%	2.88%	3.62%	3.84%	2.89%	3.34%	3.50%	3.53%	4.55%
Grade A	1.72%	1.56%	1.58%	1.33%	0.58%	1.22%	1.11%	0.95%	1.02%	0.42%	1.07%	2.13%
Grade B	2.07%	2.23%	2.10%	2.03%	2.07%	2.22%	2.55%	2.12%	3.45%	3.03%	3.07%	2.86%
Grade C	2.42%	2.64%	2.95%	3.16%	3.87%	4.11%	5.04%	4.22%	3.20%	3.72%	4.25%	5.18%
Grade D	5.17%	4.89%	4.02%	3.61%	4.11%	4.86%	5.28%	4.04%	4.14%	6.42%	5.59%	6.87%
Grade E	4.52%	6.47%	4.47%	5.20%	5.00%	5.37%	5.49%	4.32%	4.48%	4.88%	2.15%	6.52%
Grade F	5.97%	8.83%	6.00%	9.54%	3.72%	8.14%	7.35%	2.09%	5.34%	3.93%	7.28%	9.68%
Grade G	12.06%	11.21%	9.65%	8.27%	5.26%	15.83%	7.63%	4.44%	5.91%	4.75%	7.26%	6.61%

1)	Principal balance at quarter-end.
2)	Principal balance as of quarter-end for loans that are “Late 30-120” or in Default status at quarter-end.
3)	Principal balance charged off during the quarter.
4)	Principal balance at quarter-end for loans that are “Late 30-120” or in Default status at quarter-end divided by Principal balance at quarter-end
5)	Principal balance changed-off during the quarter multiplied by four then divided by Principal balance at quarter-end.

The following table presents dollars collected on delinquent loans and recoveries received on charged-off loans (which include collection recoveries on charged-off loans and proceeds from the sale of charged-off loans), in any given quarter. This information excludes loans that we classified as identity theft. In cases of verified identity theft, we write-off the loan and pay the holder of the related Notes or Certificates an amount equal to the unpaid principal balances due on the Notes less any applicable servicing fees.

Dollars Collected From Delinquent Loans (1)

	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2	2011-Q1	2010-Q4	2010-Q3
Total	$942,995	$1,029,297	$739,462	$652,039	$507,211	$680,986	$532,827	$424,017	$342,323	$360,570	$386,737	$317,996
Grade A	66,387	96,335	65,755	44,749	44,220	39,668	30,111	38,300	17,429	23,810	10,337	6,867
Grade B	159,188	236,565	150,778	160,700	128,277	143,189	108,863	78,490	73,769	80,299	102,006	69,146
Grade C	227,713	188,263	154,334	105,295	77,107	170,695	148,714	102,996	94,162	99,284	87,443	102,501
Grade D	187,328	191,224	156,524	139,382	105,488	137,298	121,470	105,590	80,008	70,315	74,947	60,884
Grade E	168,219	136,542	121,224	105,764	77,000	135,629	74,396	57,604	39,829	39,561	67,684	36,717
Grade F	70,430	110,949	51,239	61,677	61,331	33,056	26,824	26,545	22,294	19,886	28,528	23,527
Grade G	63,731	69,419	39,608	34,472	13,789	21,451	22,449	14,492	14,832	27,415	15,792	18,354

Dollars Received on Charged-Off Loans (2)

	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2	2011-Q1	2010-Q4	2010-Q3
Total	$460,127	$549,061	$104,885	$78,283	$383,403	$88,771	$36,163	$91,431	$52,137	$46,898	$33,518	$18,676
Grade A	35,150	39,526	8,989	7,919	15,345	2,752	2,575	18,818	0	7,894	8,016	0
Grade B	66,124	120,147	9,856	2,282	76,198	10,265	5,777	5,503	6,580	12,395	5,628	1,037
Grade C	101,307	106,854	39,125	27,206	84,423	22,392	10,170	23,323	21,817	9,829	6,712	5,555
Grade D	103,187	112,835	10,644	13,876	109,491	14,958	5,802	15,048	8,573	10,024	3,728	1,255
Grade E	76,261	87,943	14,051	13,189	53,773	12,076	4,321	2,777	632	3,566	3,138	3,770
Grade F	58,489	57,885	8,166	2,006	23,765	17,830	4,519	22,784	12,186	3,091	6,296	7,059
Grade G	19,609	23,872	14,053	11,806	20,409	8,497	3,000	3,179	2,350	100	0	0

1)	Dollars collected during the quarter for loans that are in “Late 30-120” or in Default status
2)	Total payments received from borrowers of charged-off loans and proceeds from sale of charged off loans.

Cumulative Charge-off Rates

The graph and corresponding table below shows the net cumulative lifetime charge-offs by LendingClub grades for Member Loans by annual vintage booked from January 1, 2008 through June 30, 2013, as a percentage of originations. The charge-offs are tracked by annual vintage, meaning each line represents all loans originated in that year.

Net Charge-off Rates (Cumulative) All Loans—Term: (All) Grade: (All)
	Booking Year
MOB	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.3%	0.1%	0.2%	0.1%
6	0.0%	0.9%	0.2%	0.4%	0.3%
7	0.1%	1.3%	0.6%	0.7%	0.5%
8	0.4%	1.6%	0.9%	1.0%	0.8%
9	1.2%	2.2%	1.2%	1.4%	1.0%
10	1.7%	2.7%	1.4%	1.9%	1.2%
11	2.6%	3.1%	1.9%	2.3%
12	3.0%	3.5%	2.4%	2.7%
13	3.2%	4.0%	2.7%	3.2%
14	3.8%	4.4%	3.3%	3.6%
15	4.9%	4.8%	3.6%	4.0%
16	5.6%	5.2%	4.0%	4.4%
17	6.5%	5.5%	4.4%	4.8%
18	7.0%	5.9%	4.6%	5.2%
19	8.1%	6.2%	4.9%	5.5%
20	8.9%	6.4%	5.1%	5.7%
21	10.2%	6.7%	5.4%	5.9%
22	10.9%	7.0%	5.7%	6.0%
23	11.8%	7.2%	5.9%	6.1%
24	12.2%	7.5%	6.1%
25	12.5%	7.8%	6.3%
26	13.0%	8.0%	6.6%
27	13.2%	8.2%	6.8%
28	13.5%	8.3%	7.0%
29	13.8%	8.4%	7.1%
30	13.9%	8.6%	7.2%
31	14.0%	8.7%	7.3%
32	14.1%	8.7%	7.4%
33	14.2%	8.8%	7.4%
34	14.4%	8.9%	7.5%
35	14.5%	8.9%
36	14.5%	8.9%

The graphs and corresponding tables below show cumulative net charge-offs for Member Loans as a percentage of originations for each LendingClub grade (A-G) presented by annual vintage from January 1, 2008 to June 30, 2013.

Net Charge-off Rates (Cumulative) All Loans—Term: (All) Grade: A
	Booking Year
MOB	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.0%	0.0%	0.0%	0.1%
6	0.0%	0.0%	0.0%	0.0%	0.2%
7	0.0%	0.0%	0.0%	0.2%	0.3%
8	0.1%	0.1%	0.1%	0.3%	0.5%
9	0.1%	0.1%	0.1%	0.4%	0.6%
10	0.1%	0.2%	0.2%	0.5%	0.6%
11	0.1%	0.4%	0.3%	0.6%
12	0.6%	0.7%	0.5%	0.8%
13	0.6%	0.8%	0.6%	0.9%
14	0.6%	1.5%	0.7%	1.2%
15	0.7%	1.6%	0.7%	1.3%
16	1.1%	1.8%	0.8%	1.4%
17	1.1%	1.8%	1.0%	1.5%
18	1.1%	2.0%	1.0%	1.7%
19	1.7%	2.3%	1.1%	1.8%
20	1.9%	2.3%	1.3%	1.9%
21	1.9%	2.5%	1.4%	1.9%
22	1.9%	2.5%	1.4%	2.0%
23	2.0%	2.6%	1.5%	2.0%
24	2.3%	2.7%	1.5%
25	2.3%	2.8%	1.5%
26	2.3%	3.0%	1.6%
27	2.5%	3.1%	1.6%
28	2.5%	3.3%	1.7%
29	2.7%	3.4%	1.7%
30	3.2%	3.4%	1.7%
31	3.2%	3.5%	1.8%
32	3.3%	3.5%	1.8%
33	3.3%	3.6%	1.8%
34	3.3%	3.6%	1.8%
35	3.3%	3.6%
36	3.3%	3.6%

Net Charge-off Rates (Cumulative) All Loans—Term: (All) Grade: B
	Booking Year
MOB	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.2%	0.1%	0.0%	0.1%
6	0.0%	0.8%	0.2%	0.2%	0.2%
7	0.0%	1.2%	0.4%	0.4%	0.4%
8	0.4%	1.3%	0.6%	0.6%	0.6%
9	0.6%	1.6%	0.9%	0.9%	0.7%
10	0.7%	2.4%	1.2%	1.2%	0.8%
11	1.3%	2.8%	1.4%	1.4%
12	1.7%	3.0%	2.0%	1.6%
13	1.7%	3.3%	2.2%	1.8%
14	2.2%	3.8%	2.8%	2.0%
15	2.8%	4.2%	2.9%	2.4%
16	3.0%	4.5%	3.1%	2.7%
17	4.1%	4.7%	3.4%	3.0%
18	4.2%	5.4%	3.5%	3.2%
19	5.1%	5.4%	3.8%	3.3%
20	6.4%	5.6%	4.0%	3.4%
21	7.5%	5.7%	4.1%	3.5%
22	7.9%	5.9%	4.4%	3.5%
23	8.2%	6.2%	4.5%	3.6%
24	8.7%	6.6%	4.7%
25	9.1%	6.8%	4.9%
26	9.4%	7.0%	5.0%
27	9.6%	7.1%	5.1%
28	9.7%	7.2%	5.2%
29	10.0%	7.2%	5.3%
30	10.1%	7.4%	5.5%
31	10.2%	7.5%	5.5%
32	10.2%	7.5%	5.6%
33	10.2%	7.5%	5.6%
34	10.2%	7.6%	5.7%
35	10.4%	7.6%
36	10.5%	7.7%

Net Charge-off Rates (Cumulative) All Loans—Term: (All) Grade: C
	Booking Year
MOB	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.2%	0.2%	0.3%	0.1%
6	0.2%	1.1%	0.3%	0.9%	0.3%
7	0.2%	1.9%	0.5%	1.1%	0.5%
8	0.2%	2.2%	0.9%	1.6%	0.7%
9	0.9%	3.1%	1.1%	2.1%	1.1%
10	1.6%	3.5%	1.4%	2.6%	1.2%
11	1.9%	3.8%	2.1%	3.0%
12	2.2%	4.4%	2.5%	3.6%
13	2.4%	4.9%	2.8%	4.1%
14	3.5%	5.1%	3.4%	4.6%
15	4.1%	5.4%	3.8%	5.0%
16	4.8%	5.8%	4.3%	5.3%
17	6.1%	6.2%	4.7%	5.8%
18	7.3%	6.4%	5.1%	6.2%
19	8.0%	6.4%	5.4%	6.3%
20	8.4%	6.6%	5.5%	6.5%
21	9.8%	7.1%	5.8%	6.6%
22	10.7%	7.4%	6.1%	6.8%
23	11.6%	7.7%	6.2%	6.9%
24	11.9%	7.9%	6.5%
25	12.1%	8.3%	6.7%
26	12.6%	8.3%	7.2%
27	12.7%	8.5%	7.4%
28	12.8%	8.8%	7.5%
29	13.3%	8.9%	7.8%
30	13.4%	9.0%	7.9%
31	13.6%	9.1%	7.9%
32	13.6%	9.3%	7.9%
33	13.8%	9.3%	8.0%
34	13.9%	9.5%	8.0%
35	13.9%	9.5%
36	13.9%	9.5%

Net Charge-off Rates (Cumulative) All Loans—Term: (All) Grade: D
	Booking Year
MOB	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.5%	0.1%	0.1%	0.1%
6	0.0%	1.0%	0.4%	0.4%	0.4%
7	0.3%	1.3%	1.2%	0.9%	0.7%
8	0.6%	1.6%	1.9%	1.4%	1.1%
9	2.4%	2.7%	2.3%	1.9%	1.5%
10	2.7%	3.5%	2.9%	2.6%	1.8%
11	4.2%	4.2%	3.3%	3.4%
12	4.4%	4.5%	4.0%	3.9%
13	5.2%	5.1%	4.4%	4.5%
14	5.2%	5.5%	5.0%	5.0%
15	7.7%	5.8%	5.3%	5.5%
16	8.3%	6.5%	5.9%	6.1%
17	9.4%	6.6%	6.5%	6.7%
18	9.4%	7.2%	6.7%	7.2%
19	10.7%	7.4%	6.9%	7.8%
20	11.7%	7.9%	7.3%	8.2%
21	13.0%	8.5%	7.8%	8.4%
22	14.4%	8.9%	8.0%	8.6%
23	16.1%	9.4%	8.3%	8.8%
24	16.7%	9.7%	8.6%
25	17.0%	10.0%	8.7%
26	17.3%	10.2%	9.0%
27	18.0%	10.3%	9.2%
28	19.1%	10.4%	9.5%
29	19.2%	10.5%	9.7%
30	19.2%	10.6%	9.9%
31	19.4%	10.8%	10.0%
32	19.7%	10.9%	10.1%
33	19.8%	10.9%	10.2%
34	19.9%	11.0%	10.2%
35	20.0%	11.0%
36	20.0%	11.0%

Net Charge-off Rates (Cumulative) All Loans—Term: (All) Grade: E
	Booking Year
MOB	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.7%	0.1%	0.5%	0.1%
6	0.0%	1.9%	0.1%	0.7%	0.3%
7	0.0%	2.1%	0.7%	1.3%	0.5%
8	0.1%	3.2%	1.2%	1.6%	0.9%
9	0.6%	3.8%	1.3%	2.4%	1.5%
10	1.1%	4.2%	1.3%	3.0%	1.7%
11	3.5%	4.7%	1.9%	3.6%
12	4.4%	5.8%	2.7%	4.2%
13	4.7%	6.9%	3.5%	5.1%
14	4.7%	7.4%	4.7%	5.4%
15	5.5%	7.6%	5.7%	6.2%
16	7.3%	8.6%	6.7%	6.9%
17	7.8%	9.4%	7.1%	7.5%
18	8.1%	10.3%	7.8%	8.1%
19	8.9%	11.1%	8.5%	8.6%
20	9.6%	11.1%	8.8%	9.1%
21	10.5%	11.3%	9.3%	9.3%
22	11.6%	11.6%	9.4%	9.4%
23	12.1%	12.0%	9.8%	9.7%
24	12.6%	12.0%	10.4%
25	12.8%	12.4%	10.9%
26	13.5%	12.8%	11.4%
27	13.5%	13.3%	11.9%
28	13.8%	13.3%	12.4%
29	14.1%	13.6%	12.7%
30	14.3%	13.9%	12.8%
31	14.3%	13.9%	13.0%
32	14.7%	13.9%	13.0%
33	14.9%	14.1%	13.1%
34	15.2%	14.1%	13.2%
35	15.2%	14.1%
36	15.3%	14.1%

Net Charge-off Rates (Cumulative) All Loans—Term: (All) Grade: F+G
	Booking Year
MOB	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.1%
5	0.0%	0.0%	0.1%	0.2%	0.4%
6	0.0%	1.2%	0.7%	0.2%	0.5%
7	0.0%	2.7%	1.7%	0.7%	1.2%
8	1.6%	3.5%	2.2%	1.4%	1.6%
9	2.6%	3.8%	3.0%	2.3%	2.2%
10	4.6%	5.1%	3.6%	3.5%	2.7%
11	6.0%	5.9%	4.7%	4.7%
12	6.0%	6.6%	5.8%	5.5%
13	6.0%	7.0%	6.1%	7.1%
14	7.4%	7.8%	7.2%	8.2%
15	9.5%	9.9%	8.4%	9.1%
16	11.2%	10.2%	9.0%	9.8%
17	11.8%	10.2%	9.1%	10.8%
18	12.8%	10.8%	9.6%	11.8%
19	15.5%	12.5%	10.2%	12.7%
20	16.1%	13.2%	10.8%	13.3%
21	19.2%	14.1%	11.3%	13.8%
22	19.3%	14.1%	12.4%	14.2%
23	21.7%	14.5%	13.1%	14.3%
24	21.7%	15.2%	13.3%
25	22.8%	16.6%	14.1%
26	23.5%	17.1%	14.5%
27	23.9%	18.3%	15.3%
28	23.9%	18.5%	16.1%
29	24.0%	18.6%	16.4%
30	24.0%	18.9%	16.5%
31	24.1%	18.9%	16.8%
32	24.2%	19.0%	16.8%
33	24.2%	19.6%	16.8%
34	24.6%	19.6%	16.9%
35	25.1%	19.6%
36	25.2%	19.6%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the 1934 Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

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

In addition, you should consider the following:

We have incurred net losses in the past and have only recently become profitable. If we are unable to sustain our positive growth and become insolvent or bankrupt, you may lose your investment.

As of June 30, 2013, our accumulated deficit was $55.9 million and our total stockholders’ deficit was $46.9 million. Our net income for the six months ended June 30, 2013 was $1.7 million. For the six month ended June 30, 2012, our net loss was $5.2 million. For the quarter ended June 30, 2013, we were cash-flow positive and we believe that we will remain profitable for the remainder of 2013. However, if our assumptions regarding our growth and operating plan are incorrect, we may need to slow our investment spending and/or find new funding to continue to operate our business. We currently believe that such funding would be available to us on terms that we would find acceptable. Any delay in securing, or failing to secure, any necessary funding could result in delays and operational slowdowns that could adversely affect the regularity of our processing payments, the cash flows on your investment and ultimately the value of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have no publicly traded equity securities. At June 30, 2013, there were 95 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index. The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION

By:	/s/ RENAUD LAPLANCHE
Name:	Renaud Laplanche
Title:	Chief Executive Officer
(principal executive officer)

By:	/S/ CARRIE DOLAN
Name:	Carrie Dolan
Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

Dated: August 9, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit

10.34	First Amendment to Amended and Restated Loan Account Program Agreement, June 4, 2013, by and between LendingClub Corporation and WebBank.*

10.35	First Amendment to Amended and Restated Loan Sale Agreement, June 4, 2013, by and between LendingClub Corporation and WebBank.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

*	Confidential Treatment requested