Form 10-K
period 2013-12-31
LendingClub Corp
filed 2014-03-31
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 28, 2014, there were 13,976,419 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION AND SUBSIDIARIES

Except as the context requires otherwise, as used herein, “Lending Club,” “LC”, “we,” “us,” and “our,” refer to LendingClub Corporation, LC Advisors, LLC (“LCA”), a wholly owned subsidiary of LendingClub and LC Trust I (“Trust”), an independent Delaware business trust formed in February 2011 to acquire and hold Loans for the sole benefit of certain investors that purchase trust certificates (“Certificates”) issued by the Trust and that are related to the underlying Loan.

Cautionary Note Regarding Forward-Looking Statements

All statements, other than statements of historical facts, included in this Report on Form 10-K (the “Report”) regarding borrowers, credit scoring, Fair Isaac Corporation (“FICO”) or other credit scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to attract potential borrowers to our marketplace;

•	the degree to which potential borrowers apply for, are approved for and actually borrow via a loan;

•	the status of borrowers, the ability of borrowers to repay loans and the plans of borrowers;

•	interest rates and origination fees on loans;

•	our ability to service loans and our ability, or the ability of third party collection agents, to pursue collection of delinquent and defaulted loans;

•	our ability to retain WebBank or another third party banking institution as the issuer of loans facilitated through our platform;

•	the available functionality of the secondary market trading program;

•	expected rates of return provided to investors;

•	our ability to attract additional investors to the platform, to our funds, to separately managed accounts (“SMAs”) or to purchase loans;

•	our financial condition and performance, including our ability to remain profitable or cash flow positive;

•	our ability to retain and hire competent employees and appropriately staff our operations;

•	our ability to prevent security breaks, disruption in service, and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of the platform or adversely impact our ability to service the Loans;

•	our compliance with applicable local, state and federal laws, including the Investment Advisors Act of 1940, the Investment Company Act of 1940 and other laws; and

•	our compliance with applicable regulations and regulatory developments.

We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the cautionary statements included in this Report, particularly in the “Risk Factors” section, that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required by law.

PART I

Item 1. Business

ABOUT LENDING CLUB

General Corporate Overview

Lending Club is an online marketplace that facilitates loans to consumers and businesses and offers investors an opportunity to fund the loans. Our goal is to transform the banking industry to make it more cost efficient, transparent and consumer friendly. We replace traditional bank operations with an online marketplace that uses technology and a more efficient funding process to lower operational costs and deliver a better experience to both borrowers and investors.

Lending Club is headquartered in San Francisco, California, was incorporated in 2006 and began operations in 2007.

At December 31, 2013, our marketplace had facilitated 240,322 Loans totaling approximately $3.2 billion since our inception.

At December 31, 2013, LC had 426 full-time employees and contractors.

Business and Growth Strategy

Our marketplace connects borrowers and investors and provides a variety of services including screening borrowers for loan eligibility and facilitating payments to investors. Our model has significantly lower operating costs than traditional bank lending and consumer finance institutions because there are no physical branches and related infrastructure, no deposit-taking activities, an automated loan underwriting and servicing process and other technology-enhanced processes. We believe that the interest rates offered to borrowers through our platform are generally better, on average, than the rates those borrowers could pay on outstanding credit card balances or unsecured installment loans from a traditional bank.

We also believe that our marketplace enables investors to earn attractive returns and enjoy a more direct, low cost access to consumer credit as an investment asset class. Investors include both individuals and institutions. We believe that diversity of our investor base allows us to rely on more predictable funding sources with a wide range of investment strategies and risk appetite, which helps us facilitate a wide range of loans.

Our platform offers consumer loans, which are unsecured obligations of individual borrowers that are issued in amounts ranging from $1,000 up to $35,000, depending on the applicable policy, with fixed interest rates, and three-year or five-year original maturities (“Consumer Loans”). Consumer Loans that have a FICO score of at least 660 and meet other strict credit criteria are classified as Public Policy Loans and are issued under WebBank’s Public Credit Policy and can be invested in through member payment dependent notes (“Notes”) pursuant to our shelf registration statement (“Note Shelf”). We and WebBank, a FDIC-insured, state chartered industrial bank organized under the laws of Utah, are also partnering with other sophisticated institutional investors to tailor credit and underwriting specifications to meet specific credit and investment criteria of these investors (“Custom Credit Policy”) that are outside of the Public Credit Policy and therefore are not publicly available (“Custom Policy Loans”). In addition, in March 2014, we launched a pilot program focused on loans to small businesses (“SB Loans”) with loan amounts between $15,000 to $100,000, fixed interest rates and maturities between one and five years. SB Loans and Consumer Loans are referred to as Loans in this Report. Investors can invest through the following products, Notes, Certificates or partnerships interests or buy Loans directly.

Competitive Environment and Market Dynamics

The markets for lending and investing are competitive and rapidly evolving.

For borrowers, we believe the following are the principal competitive factors in the lending market:

•	Competitive interest rates versus other alternatives;

•	A fast and convenient process;

•	Positive customer experience.

For investors, we believe the following are the principal competitive factors:

•	Attractive risk adjusted returns;

•	Diversification from other asset classes;

•	Positive customer experience.

For borrowers, we compete with banking institutions, credit unions, credit card issuers and other consumer finance companies. However, we believe that by leveraging technology to acquire, facilitate and service Loans, we are able to operate at a lower expense structure relative to other competitors, giving us more flexibility to offer competitive rates along with a great borrower experience.

For investors, we compete with other investment vehicles and asset classes such as equities, bonds, and certificates of deposit. We believe that our diverse and customizable investment options and lower expense structure give us the flexibility to offer attractive risk adjusted returns that are uncorrelated with traditional asset classes.

We may also face future competition from new market entrants, which may include large, established companies. These companies may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their lending platforms. We believe, however, that our acquisition channels and underwriting experience, which have been developed over several years, will be difficult to duplicate in the short-run. Investor confidence is earned over time and throughout credit cycles.

Business Overview

Consumer Loans

Consumer Loans are fully amortizing, unsecured obligations of individuals of $1,000 up to $35,000, dependent upon the applicable credit policy, with fixed interest rates, and three-year or five-year original maturities.

All Consumer Loans are funded and issued by WebBank. As part of operating our platform, we verify the identity of borrowers, obtain borrowers’ credit characteristics from consumer reporting agencies such as TransUnion, Experian or Equifax and screen borrowers for eligibility. We service issued Consumer Loans on an ongoing basis.

Our agreement with WebBank enables us to make Consumer Loans available to borrowers on a uniform basis nationwide. We currently do not offer Consumer Loans in Idaho, Iowa, Maine, Nebraska and North Dakota. We pay WebBank a monthly fee based on the amount of Consumer Loans issued by WebBank, subject to a minimum monthly fee.

Public Policy Loans

Borrower applications for Public Policy Loans are posted on our website pursuant to a program agreement with WebBank. We use a proprietary algorithm to assign one of 35 loan grades (A1 to G5), which is used to establish the borrower’s interest rate and origination fee.

Custom Policy Loans

Borrower applications that do not qualify as Public Policy Loans may qualify as a Custom Policy Loan under a Custom Credit Policy that focuses on potentially higher risk borrowers than those under the Public Credit Policy. An alternative proprietary algorithm is used to assign an interest rate and origination fee. Custom Policy Loans are also funded and issued pursuant to our program agreement with WebBank.

Small Business Loans

SB Loans are fully amortizing, unsecured obligations of small businesses in amounts that currently range from $15,000 to $100,000, with fixed interest rates, and maturities ranging from one to five years. We use a small business specific, proprietary algorithm to assign an interest rate and origination fee. While in the pilot phase, SB Loans are being invested in only by institutional investors.

While our agreement with WebBank enables us to make SB Loans available to borrowers on a uniform basis nationwide, we are limiting the availability of SB Loans during its pilot phase. We pay WebBank a monthly fee based on the amount of SB Loans issued by WebBank. We service SB Loans on an ongoing basis.

Investing in Loans

Loans are invested in through three channels – (1) the public offering of Notes pursuant to our Note Shelf, (2) private placements to accredited investors and qualified purchasers of Certificates and limited partnership interests in funds managed by LCA (“Funds”), or (3) Loan sales to unrelated third party institutions, each described below:

•	Public Offering of Notes Available to Investors: Pursuant to a prospectus, investors have the opportunity to purchase, directly on our website, Notes issued by us, with each Note corresponding to an individual Loan facilitated through our platform. The Notes are unsecured and the payment of principal and interest on the Notes is dependent on the receipt of principal and interest on the related Public Policy Loan.

•	Private Placements of Certificates and Funds: LC offers private placements of funds to accredited investors and qualified purchasers. To facilitate these private placement offerings, LC established the Trust in February 2011 to acquire and hold Loans for the sole benefit of investors who purchase Certificates in private transactions. Accredited investors and the Funds each purchase a Certificate from the Trust and the Trust uses these proceeds to acquire and hold Loans for the sole benefit of the Certificate holders. Like the Notes, payment of principal and interest on the Certificates are dependent on the receipt of principal and interest on the corresponding Loan. The Certificates can only be settled with cash flows from the underlying Loan and the Certificate holder does not have recourse to the general credit or other assets of the Trust, LC, borrowers or other investors.

•	Whole Loan Sales to Third Party Institutions: In December 2012, LC began selling Consumer Loans to unrelated third party institutions through our platform. In all these sales transactions, we retained the servicing rights on the Consumer Loans sold.

Sources of Revenues

We have three primary sources of revenues. We earn origination fees charged to borrowers for facilitating the funding of Loans by WebBank. We earn servicing fees from investors for processing principal and interest payments and passing such payments on to investors. Additionally, LCA earns management fees as the general partner for the Funds and SMAs. We expect that the volume of Loans facilitated through our platform will continue to increase, and that we will generate increased revenue from these sources.

Interest income on the Loans and the associated interest expense on related Notes and Certificates are reported on our Statement of Operations on a gross basis. Virtually all of the interest income is earned by and passed through to investors and Certificate holders resulting in no material net effect on our earnings.

Sales and Marketing

Our sales and marketing efforts are designed to build awareness of Lending Club as a brand and company as a responsible alternative to credit cards and other higher interest credit options for consumers and small businesses. We define marketing as owning the total customer experience. We use a diverse array of marketing channels to distribute our message and are constantly improving and optimizing our experience both on- and offline to deliver efficiency and a high level of customer satisfaction.

Origination and Servicing

We have developed proprietary technology that is efficient and highly scalable. Our platform enables us to take in a variety of data sources in a highly automated way and to decision Loans efficiently. Our models use the information we take in to dynamically condition Loans for underwriting treatment and pass them through to underwriters in real time for action. Our platform incorporates a variety of models that determine approvals, pricing and verification procedures.

Technology and Engineering

Our customer acquisition process, registration, underwriting, servicing and payment systems are highly automated and we use internally developed software. We have developed our own cash management software to process electronic cash movements, record book entries and calculate cash balances in our borrower and investors’ funding accounts. For the most part, we require the use of Automated Clearing House (ACH) payments as the preferred means to disburse Loan proceeds, receive payments on outstanding Loans, receive funds from investors and disburse payments to investors. We have no physical branches for Loan application or payment-taking activities.

Our system hardware for the platform is co-located in a data center hosting facility in Las Vegas, Nevada. We also maintain a “near” real time disaster recovery data center co-located in a hosting facility in Northern California. We own all of the hardware deployed in support of our platform and we continuously monitor the performance and availability of our platform.

Key aspects of our technology include:

•	Scalability: We strive to establish a scalable infrastructure that utilizes standard techniques such as virtualization, load-balancing and high-availability platforms. Our application and database tiers are designed to be scaled horizontally by adding servers as needed.

•	Data Integrity and Security: We are making every effort to ensure that all data received from end users or from our business counterparties are transported in a secure manner. We have received a secure socket layer (“SSL”) certification from VeriSign and we require a dedicated, fully authenticated connection, in addition to the SSL encryption of the data. Our most sensitive information is stored using one-way encryption, which makes it impossible to read in the clear, and for other data, a set of access control rules have been created to limit the visibility of the data and to protect the privacy of each user. We utilize network firewall technology for perimeter level threat protection.

•	Fraud Detection: We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud. We employ techniques such as knowledge based authentication, out-of-band authentication and notification, behavioral analytics and digital fingerprinting to prevent identity fraud. We use services from third-party vendors for user identification, credit checks and OFAC compliance. In addition, we use specialized third-party software to augment our fraud detection systems. In addition to our identity fraud detection system, we also have a dedicated team that conducts additional investigations of cases flagged for high fraud risk by verifying the income and employment data reported by borrowers. See “Item 1. Business—About the Platform—How the LC Platform Operates—Verification of Borrower Information.”

•	Back up Servicing Arrangement: We have a backup and successor servicing agreement with Portfolio Financial Servicing Company (“PFSC”). Pursuant to this agreement, PFSC will prepare and then stand ready to service Loans. Upon PFSC becoming the servicer of the Loan, we will pay PFSC a one-time declaration fee and PFSC will be entitled to retain a servicing fee on the amounts it collects as servicer. Our agreement with PFSC was renewed as of September 2011 for a three year term with automatic annual renewals thereafter unless advance notice of non-renewal is provided by either party. If our agreement with PFSC were to be terminated, we would seek to replace PFSC with another backup servicer.

Intellectual Property

We rely on a combination of copyright, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. Although the protection afforded by copyright, trade secret, trademark and patent law, written agreements and common law may provide some advantages, we believe that the following factors help us to maintain a competitive advantage:

•	technological skills of our software and website development personnel;

•	frequent enhancements to our platform; and

•	high levels of borrower and investor satisfaction.

Our competitors may develop products that are similar to our technology. We enter into agreements with our employees, consultants and partners and through these agreements; we attempt to control access to and distribution of our software, documentation and other proprietary technology and information. Despite our efforts to protect our proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as our solution. Policing all unauthorized use of our intellectual property rights is nearly impossible. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.

“LendingClub” is a registered trademark in the United States.

Employees and Contractors

As of December 31, 2013, we had 380 employees and 46 contractors. The following table shows a breakdown by functions:

	Employees	Contractors	Total
Sales and Marketing	44	—	44
Origination and Servicing	191	1	192
General and Administrative: Technology	73	39	112
General and Administrative: Other	72	6	78

Total	380	46	426

None of our employees are represented by labor unions. We have not experienced any work stoppages and believe that our relations with our employees are good.

Regulation

The lending and securities industries are highly regulated. We, and the Loans made through our platform, are subject to extensive and complex rules and regulations, licensing and examination by various federal, state and local government authorities. These authorities impose obligations and restrictions on our activities and the Loans made through our platform. In particular, these rules limit the fees that may be assessed on the Loans, require extensive disclosure to, and consents from, our participants, prohibit discrimination and may impose multiple qualification and licensing obligations on platform activities. Failure to comply with any of these requirements may result in, among other things, revocation of required licenses or registration, loss of approved status, voiding of the Loan contracts, class action lawsuits, administrative enforcement actions and civil and criminal liability. While compliance with such requirements is at times complicated by our novel business model, we believe we are in substantial compliance with these rules and regulations. These rules and regulations are subject to continuous change, however, and a material change could have an adverse effect on our compliance efforts and ability to operate.

Licensing

State Licensing Requirements

We hold licenses in a number of states and are otherwise authorized to conduct activities on a uniform basis in all other states and the District of Columbia, with the exceptions of Idaho, Iowa, Maine, Nebraska and North Dakota. State licensing statutes impose a variety of requirements and restrictions, including:

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

Consumer Protection Laws

State Usury Limitations

Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980 (12 U.S.C. § 1831d) and Section 85 of the National Bank Act (NBA) (12 U.S.C. § 85), federal case law interpreting the NBA such as Tiffany v. National Bank of Missouri and Marquette National Bank of Minneapolis v. First Omaha Service Corporation and FDIC advisory opinion 92-47 permit FDIC-insured depository institutions, such as WebBank, to “export” the interest rate permitted under the laws of the state where the bank is located, regardless of the usury limitations imposed by the state law of the borrower’s residence unless the state has chosen to opt out of the exportation regime. WebBank is located in Utah, and Title 70C of the Utah Code does not limit the amount of fees or interest that may be charged by WebBank on loans of the type offered through our platform. Only Iowa and Puerto Rico have opted out of the exportation regime under Section 525 of DIDA and we do not operate in either jurisdiction. However, we believe that if a state in which we did operate opted out of rate exportation that judicial interpretations support the view that such opt outs only apply to loans “made” in those states. As the loan document states that “…the [Promissory] Note will be entered into in the state of Utah,” we believe that the “opt-out” of any state would not affect the ability of our platform to benefit from the exportation of rates. If a Loan made through our platform was deemed to be subject to the usury laws of a state that has opted-out of the exportation regime, we could become subject to fines, penalties, possible forfeiture of amounts charged to borrowers and we may decide not to originate Loans in that applicable jurisdiction, which may adversely impact our growth.

State Disclosure Requirements and Other Substantive Lending Regulations

We are subject to state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, credit reporting, debt collection and unfair or deceptive business practices. Our ongoing compliance program seeks to comply with these requirements.

Truth in Lending Act

The Truth in Lending Act (“TILA”), and Regulation Z, which implements it, require lenders to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions. These rules apply to WebBank as the creditor for Loans facilitated through our platform, but because the transactions are carried out on our hosted website, we facilitate compliance. For closed-end credit transactions of the type provided through our platform, these disclosures include providing the annual percentage rate, the finance charge, the amount financed, the number of payments and the amount of the monthly payment. The creditor must provide the disclosures before the Loan is closed. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances. Our platform provides borrowers with a TILA disclosure at the time a borrower posts a loan request on the platform. If the borrower’s request is not fully funded and the borrower chooses to accept a lesser amount offered, we provide an updated TILA disclosure. We also seek to comply with TILA’s disclosure requirements related to credit advertising.

Equal Credit Opportunity Act

The federal Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, or the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants and from making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply both to a lender such as WebBank as well as to a party such as ourselves that regularly participates in a credit decision. Investors may also be subject to the ECOA in their capacity as purchasers of Notes, if they are deemed to regularly participate in credit decisions. In the underwriting of Loans on the platform, both WebBank and us seek to comply with ECOA’s provisions prohibiting discouragement and discrimination. ECOA also requires creditors to provide consumers with timely notices of adverse action taken on credit applications. WebBank and us provide prospective borrowers who apply for a Loan through the platform but are denied credit with an adverse action notice in compliance with applicable requirements (see also below regarding “Fair Credit Reporting Act”).

Fair Credit Reporting Act

The Federal Fair Credit Reporting Act (“FCRA”), administered by the Federal Trade Commission, promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report, and requires persons to report loan payment information to credit bureaus accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report. WebBank and ourselves have a permissible purpose for obtaining credit reports on potential borrowers and also obtain explicit consent from borrowers to obtain such reports. As the servicer for the Loan, we accurately report Loan payment and delinquency information to appropriate reporting agencies. We provide an adverse action notice to a rejected borrower on WebBank’s behalf at the time the borrower is rejected that includes all the required disclosures. We have implemented an identity theft prevention program.

Fair Debt Collection Practices Act

The Federal Fair Debt Collection Practices Act (“FDCPA”) provides guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While the FDCPA applies to third-party debt collectors, debt collection laws of certain states impose similar requirements on creditors who collect their own debts. Our agreement with its investors prohibits investors from attempting to directly collect on the Loan. Actual collection efforts in violation of this agreement are unlikely given that investors do not learn the identity of borrowers. We use our internal collection team and a professional third-party debt collection agent to collect delinquent accounts. They are required to comply with the FDCPA and all other applicable laws in collecting delinquent accounts of our borrowers.

Privacy and Data Security Laws

The federal Gramm-Leach-Bliley Act (“GLBA”) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. A number of states have similarly enacted privacy and data security laws requiring safeguards to protect the privacy and security of consumers’

personally identifiable information and to require notification to affected customers in the event of a breach. We have a detailed privacy policy, which complies with GLBA and is accessible from every page of our website. We maintain participants’ personal information securely, and we do not sell, rent or share such information with third parties for marketing purposes unless previously agreed to by the participant. In addition, we take a number of measures to safeguard the personal information of our borrowers and investors and protect against unauthorized access.

Servicemembers Civil Relief Act

The federal Servicemembers Civil Relief Act (“SCRA”) allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires we adjust the interest rate of borrowers who qualify for and request relief. If a borrower with an outstanding Loan qualifies for SCRA protection, we will reduce the interest rate on the Loan to 6% for the duration of the borrower’s active duty. During this period, the investors who have invested in such Loan will not receive the difference between 6% and the Loan’s original interest rate. For a borrower to obtain an interest rate reduction on a Loan due to military service, we require the borrower to send us a written request and a copy of the borrower’s mobilization orders. We do not take military service into account in assigning Loan grades to borrower loan requests and we do not disclose the military status of borrowers to investors.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010 the Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is extensive and significant legislation that, among other things:

•	created a liquidation framework under which the Federal Deposit Insurance Corporation (“FDIC”) may be appointed as receiver following a “systemic risk determination” by the Secretary of Treasury (in consultation with the President) for the resolution of certain nonbank financial companies and other entities, defined as “covered financial companies,” and commonly referred to as “systemically important entities,” in the event such a company is in default or in danger of default and the resolution of such a company under other applicable law would have serious adverse effects on financial stability in the United States, and also for the resolution of certain of their subsidiaries;

•	created a new framework for the regulation of over-the-counter derivatives activities;

•	strengthened the regulatory oversight of securities and capital markets activities by the SEC;

•	created the Consumer Financial Protection Bureau (“CFPB”), a new agency responsible for administering and enforcing the laws and regulations for consumer financial products and services; and

•	increased regulation of the securitization markets through, among other things, a mandated risk retention requirement for securitizers and a direction to the SEC to regulate credit rating agencies and adopt regulations governing these organizations and their activities.

With respect to the new liquidation framework for systemically important entities, no assurances can be given that such framework would not apply to us. Guidance from the FDIC indicates that such new framework will largely be exercised in a manner consistent with the existing bankruptcy laws, which is the insolvency regime which would otherwise apply to us. The SEC has proposed significant changes to the rules applicable to issuers and sponsors of asset-backed securities under the Securities Act and the Securities Exchange Act of 1934, as amended, or the Exchange Act. With the proposed changes we could potentially see an adverse impact in our access to the asset-backed securities capital markets and lessened effectiveness of our financing programs. We believe we will at some point become subject to the oversight of the CFPB in addition to its current authority over various lending regulations, such as Regulation Z, TILA and Regulation B.

Other Regulations

Electronic Fund Transfer Act and NACHA Rules

The federal Electronic Fund Transfer Act (“EFTA”), and Regulation E, which implements it, provides guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts. In addition transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”). Most transfers of funds in connection with the origination and repayment of the Loan are performed by ACH. We obtain necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules. Transfers of funds through the platform are executed by Wells Fargo and conform to the EFTA, its regulations and NACHA guidelines.

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

Bank Secrecy Act

In cooperation with WebBank, we have implemented various anti-money laundering policy and procedures to comply with applicable federal law. With respect to new borrowers, we apply the customer identification and verification program rules and screen names against the list of Specially Designated Nationals maintained by the U.S. Department of the Treasury Office of Foreign Asset Control’s (“OFAC”) pursuant to the USA PATRIOT Act amendments to the Bank Secrecy Act (“BSA”) and its implementing regulation.

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

Foreign Laws and Regulations

We do not permit non-U.S. based individuals to register as borrowers on the platform and the lending platform does not operate outside the United States. It is, therefore, not subject to foreign laws or regulations for borrowers.

ABOUT THE PLATFORM

How Our Platform Operates

Borrower and Investor Registration

New borrowers and investors must agree to the terms and conditions of our website, including agreeing to conduct transactions and receive disclosures and other communications electronically. We verify the identity of all members by comparing supplied names, social security numbers, addresses and telephone numbers against the names, social security numbers, addresses and telephone numbers in the records of a consumer reporting agency, as well as other databases.

Borrowers on the platform:

•	must be U.S. citizens, permanent residents or be in the United States on valid long term visas;

•	must be at least 18 years old;

•	must have valid email accounts;

•	must meet the requirements of either the Public Credit Policy or a Custom Credit Policy;

•	must have U.S. social security numbers; and

•	must have an account at a U.S. financial institution with a routing transit number.

WebBank serves as the true creditor for all Loans facilitated through our platform. Borrowers enter into a credit profile authorization and a loan agreement with WebBank. The borrower also grants us a limited power of attorney to complete on the borrower’s behalf, a promissory note in the amount and on the terms made to the borrower by WebBank. These agreements set forth the terms and conditions of the Loan and allow a borrower to withdraw a loan request at any time before the Loan is funded. In the credit profile authorization, the borrower authorizes us and WebBank to obtain and use a consumer report on the borrower. The loan agreement addresses the application process and the role of investors’ commitments to invest in the underlying borrower Loan. For applicants whose credit has been pre-screened, full loan funding is guaranteed. If a Loan is extended to the borrower, the borrower agrees to be bound by the terms of a promissory note, the form of which is attached as an exhibit to the loan agreement. The borrower authorizes LC to debit the borrower’s designated account by ACH transfer for each Loan payment due under the promissory note, although a borrower can pay by check if he or she chooses. The loan agreement also describes the parties’ rights in regard to arbitration. The borrower agrees that WebBank may assign its right, title and interest in the loan agreement and the borrower’s promissory notes to others, including LC, without notice, and that LC may do the same without notice.

During investor registration, potential Note investors have their identity verified and agree to a tax withholding statement and bank account verification. Additionally, potential investors must enter into an investor and other agreements with us, which will govern all purchases of Notes the investor makes. Investors must be residents of certain states and meet minimum financial suitability requirements. The investor agreement and additional information about eligible states of residency and financial suitability requirements are available on our website (www.lendingclub.com).

Consumer Loan Requests

Borrowers submit loan requests online through our website. Loan requests must be between $1,000 and $35,000. Each loan request is an application made to WebBank. WebBank lends to qualified borrowers and allows our platform to be available to borrowers on a uniform basis throughout the United States, excluding those states in which we have no agreements to conduct business (Idaho, Iowa, Maine, Nebraska and North Dakota). We allow borrowers to have up to two Consumer Loans or three Loans outstanding at any one time, if the borrower continues to meet the applicable credit criterias. In addition, to apply for a second Consumer Loan, the borrower must have already made consecutive, timely payments for a specified period. Borrowers are limited to two concurrent Consumer Loans with a maximum combined initial loan amount of $50,000.

Borrowers supply a variety of unverified information that is included in the borrower loan listings on our website and in the posting reports and sales reports we file with the SEC for Public Policy Loans. Requested information also includes a borrower’s income or employment, which may be unverified. Procedures are in place to determine if verification is necessary. If we verify the borrower’s income, we will display an icon in the loan listing indicating that we have done so. Investors have no ability to verify borrower information and we do not verify a borrower’s income or employment solely at the request of an investor. See “Item 1. Business – About the Platform – How the LC Platform Operates – Public Policy Loan Postings and Borrower Information Available on our website.”

Public Credit Policy: Credit Criteria and Underwriting

Public Policy Loan grading is determined using an internally developed credit model and proprietary algorithm that was created in conjunction with WebBank, which we refer to as the Public Credit Policy. This algorithm is based primarily upon the historical loan performance of actual prior borrowers that met the requirements of the algorithm, the assumed performance of applicants that would have been approved under the current algorithm but were declined by prior methodologies, and the exclusion of borrowers that were approved under prior methodologies but would have been declined under the new algorithm, in addition to other factors and assumptions. For qualified borrowers, our proprietary algorithm assigns one of 35 loan grades (A1 to G5), which establishes the loan interest rate and origination fee

The Public Credit Policy may not be changed without the consent of WebBank.

Under the current Public Credit Policy, borrower requirements include the following:

•	minimum FICO score of 660 (as reported by a consumer reporting agency);

•	debt-to-income ratio (excluding mortgage) below 35%;

•	acceptable debt-to-income ratio (including mortgage and the requested Public Policy Loan amount); and

•	credit report (as reported by a consumer reporting agency) reflecting:

•	at least two revolving accounts currently open;

•	6 or fewer inquiries (or recently opened accounts) in the last 6 months; and

•	a minimum credit history of 36 months.

A FICO score is a numeric rating that ranges between 300 and 850 that rates a person’s credit risk based on past credit history and current credit situation. FICO scoring was developed by Fair Isaac Corporation. FICO scores reflect a mathematical formula that is based on information in a consumer’s credit report, compared to information on other consumers. Consumers with higher scores typically represent a lower risk of defaulting on their loans. There are three different FICO scores, each with a separate name, which correspond to each of the three main U.S. consumer reporting agencies. Equifax uses the “BEACON score”; Experian uses the “Experian/Fair Isaac Risk Model”; and TransUnion uses the “EMPIRICA score.” The score from each consumer reporting agency considers only the credit data available to that agency. Fair Isaac Corporation develops all three FICO scores and makes the scores as consistent as possible across the three consumer reporting agencies. Nevertheless, the three agencies sometimes have different information about a particular borrower, and that means the three FICO scores for that borrower will vary by agency. We obtain consumer credit information from several consumer reporting agencies.

The FICO scoring model takes into account only five categories of data: historical timeliness of bill payments; total outstanding debt and the total amount of credit the consumer has available; length of credit history; mix of credit; and new credit applications within the last year. Information such as: age; race; sex; job or length of employment; income; whether the consumer has been turned down for credit or information not contained in the consumer’s credit report are not taken into account in calculating a FICO score.

During the loan application process, we also automatically screen borrowers using the OFAC lists, as well as our fraud detection systems. See “Item 1. Business—About LendingClub—Technology and Engineering—Fraud Detection.”

After submission of the application, we inform potential borrowers whether they qualify to list a Public Policy Loan request on our platform.

Verification of Borrower Information

Approximately 79% of the listed applicants during the year ended December 31, 2013 had their employment or income verified. To verify income, we will request documents such as recent paystubs, tax returns or bank statements. To verify employment, we may contact the employer or use other databases.

We may perform income and/or employment verification in situations such as:

•	if we believe there may be uncertainty about the borrower’s employment or future income;

•	if we detect conflicting or unusual information in the loan request;

•	if the loan amount is high;

•	if the borrower is highly leveraged;

•	if we suspect the borrower may have obligations not included in the borrower’s pre-loan or post loan debt level, such as wage garnishment collection accounts; or

•	if we suspect a fraudulent loan request.

From time to time, we may also randomly select listings to verify information for the purpose of testing our policies and procedures for statistical analysis.

If the borrower fails to provide satisfactory information in response to an income or employment verification inquiry, we will remove the borrower’s loan listing or request additional information from the borrower.

We conduct income or employment verification based on proprietary verification models and our policies and procedures. Investors should not rely on a borrower’s stated employment or income, except when such income has been verified as indicated on the Loan details page, or on our ability to perform income and employment verifications. We cannot assure investors that we will continue performing income or employment verifications. See “Item 1A. Risk Factors – Information supplied by borrowers may be inaccurate or intentionally false.”

Our participation in funding Loans on the platform from time to time has had, and will continue to have, no effect on our income or employment verification process, the selection of loan requests verified or the frequency of income and employment verification.

Loan Interest Rates

Interest rates are set by our Interest Rate Committee (“Committee”), which is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Chief Operating Officer and General Counsel. The Committee’s objective in setting rates is to offer competitive rates to borrowers relative to other unsecured credit options for the applicable borrower while also providing attractive risk adjusted returns to investors.

The Committee considers the following factors when establishing rates:

•	general economic environment, taking into account economic slowdowns or expansions;

•	the balance of funds and demand for credit through our platform, taking into account whether borrowing requests exceed investor commitments or vice versa;

•	estimated default rates per loan type; and

•	competitive factors, taking into account the consumer credit rates set by other lending platforms and major financial institutions.

Standard Terms for Loans

Consumer Loans are unsecured obligations of individual borrowers with a fixed interest rate and a maturity of three years or five years. Loans have an amortizing, monthly repayment schedule and may be repaid in whole or in part at any time without prepayment penalty. In the case of a partial prepayment, we reduce the outstanding principal balance and the term of the Loan is effectively reduced as the monthly payment remains unchanged.

SB Loans are unsecured obligations of companies with a fixed interest rate and a maturity between one to five years. Loans have an amortizing, monthly repayment schedule and may be repaid in whole or in part at any time without prepayment penalty. In the case of a partial prepayment, we reduce the outstanding principal balance and the term of the loan is effectively reduced as the monthly payment remains unchanged.

Public Policy Loan Listings and Borrower Information Available on our Website

Once a Public Policy Loan request is complete and we have assigned a loan grade and interest rate to the loan request, the request is listed on our website and becomes available for viewing by investors. Investors are then able to commit to invest in securities that will be dependent for their payments on that loan. Loan requests appear under screen names, not actual borrowers’ names. Investors are able to view:

•	the loan amount;

•	loan grade (determined using the process described above) and interest rate;

•	term (three or five years);

•	the borrower’s self-reported income and job title and whether that income has been verified by us;

•	total amount of funding committed to such loans by investors; and

•	the borrower’s self-reported intended use of funds.

We do not verify or monitor a borrower’s actual use of funds.

Investors are also able to view the following information provided by borrowers, which we typically do not verify:

•	home ownership status;

•	length of employment with current employer; and

•	debt-to-income (DTI) ratio, as calculated by us based on (i) the total monthly debt payments, excluding mortgage and loan payment, reported by a consumer reporting agency including the pending loan request; and (ii) the income reported by the borrower, which is not verified unless we display an icon in the loan listing indicating otherwise.

We also post the following credit history information from the consumer reporting agency report, and label the information as being provided by a credit bureau:

•	numerical range within which the borrower’s FICO score falls;

•	borrower’s earliest credit line;

•	borrower’s number of open credit lines;

•	borrower’s total number of credit lines;

•	borrower’s revolving credit balance;

•	borrower’s revolving line utilization;

•	number of credit inquiries received by the consumer reporting agency with regard to the borrower within the last six months;

•	number of reported delinquencies in the past two years and amount;

•	months since last derogatory;

•	public records and months since last public record; and

•	months since last delinquency.

Loan and borrower information available on our website will be statements made in connection with the purchase and sale of securities, and therefore subject to Rule 10b-5 of the Exchange Act. Loan and borrower information filed in prospectus supplements will be subject to the liability provisions of the Securities Act. In this document, we advise potential investors in the Notes as to the limitations on the reliability of borrower-supplied information. An investor’s recourse in the event this information is false will be extremely limited.

Loan requests remain open for up to 14 days, during which time investment commitments that will be dependent on the Loans may be made by investors. The borrower may request that their loan request be re-listed on our platform for the unfunded amount of the initial application.

Only loans that conform to WebBank’s current Public Credit Policy are shown on our website to Note investors.

Borrowers pay an origination fee to WebBank upon the successful closing of the Loan. As requested by WebBank, we deduct and retain the origination fee from the Loan amount prior to the disbursement of the net amount to the borrower. The Consumer Loan origination fee is determined by the term and credit grade of the Loan and ranges from 1.11% to 5.00% of the original principal amount.

Identity Fraud Reimbursement

We reimburse investors for the unpaid principal balance of a Loan obtained through identity fraud. We generally recognize the occurrence of identity fraud upon receipt of a police report regarding the identity fraud. This reimbursement for identity fraud only provides an assurance that our borrower identity verification is accurate; in no way is it a guarantee of a borrower’s self-reported information (beyond the borrower’s identity) or a borrower’s creditworthiness. We expect the incidence of identity fraud on our platform to be low because of our identity verification process. From the time we began issuing Notes in October 2008 through December 31, 2013, we have reimbursed investors a total of $0.5 million in 51 cases of confirmed identity fraud.

How the Investment Process Works

After a Public Policy Loan request has been listed on our website, investors who have registered with us and who reside in states in which the Notes are available for sale may commit to purchase Notes dependent on the loan requested by the borrower.

Certificate holders can also commit to invest in a Public Policy Loan through the platform. Certificates are sold in private transactions between the Trust and accredited investors or qualified purchasers. The terms of Certificates are substantially identical to those of Notes, except that investors in Certificates may pay an asset-based management fee instead of the cash flow-based servicing fee paid by investors in Notes.

Investors navigate our website as follows. Investors may browse all active loan listings and they may also use search criteria to narrow the list of loan listings they are viewing. The available search criteria include loan grade, borrower credit score range, number of recent delinquencies and Loan funding status, as well as a free-search field. The free-search field returns results based on the word entered as the search. As investors browse the loan listings, they can click on any of the Loans to view additional detail. The Loan detail page includes general information about the borrower and the loan request that is viewable by non-members, and more detail (including credit data) viewable only by signed-in investors. Once signed-in, investors may select any of the displayed loan listings and add them to their “order,” which is akin to a shopping basket. Investors may add as many loans as they want to their order, provided that the aggregate amount of their order does not exceed the funds available. Once an investor has finished building an order, the investor may click the “check out” button, review the “order” one more time and then click the confirmation button to commit funds to the order. Funds committed represent commitments to purchase Notes or invest through a Certificate that are dependent on the selected loan for payment. From that point on, the funds committed by the investor are no longer available for use by the investor and may no longer be withdrawn or committed to other loans (unless and until loans included in the order are not issued, in which case the corresponding funds become available to the investor again).

A single borrower’s loan request can be funded by many different investors in various amounts that are in $25 increments.

Portfolio Tool and PRIME

In making investment commitments, investors may use our “Portfolio Tool,” a search tool that creates a listing of available loans that meet all of the investment criteria selected by the investor. Investors may adjust the search or its output without committing to invest.

The Portfolio Tool is provided for informational purposes only and should not be considered as investment criteria regarding an investor’s particular investment situation. Lists may be modified or rejected in whole or in part. Investors should always review the list created and modify it to suit their particular needs and risk profile.

PRIME is a service for accounts with at least $5,000 that automatically matches the investor investment criteria with available inventory. Investors are able to update their investment criteria and are able to turn on and off this service at any time. There is no fee for using PRIME. Standard servicing, asset under management and / or collection fees still apply.

Loan Funding and Treatment of Investor Cash Balances

Investors’ funds, other than those held by investors in Certificates purchased through the Funds or through SMAs, are held in a bank account maintained by us at Wells Fargo Bank. This account is a pooled non-interest bearing demand deposit account, titled in our name as trustee for investors, and is known as the “in trust for” (“ITF”) Account.

Individual investors have no direct relationship with Wells Fargo via the ITF Account; LC initiates cash transfers into and out of the ITF Account in its role as account trustee. In addition to outlining the rights of investors, the trust agreement provides that we disclaim any economic interest in the assets in the ITF Account and also provides that each investor disclaims any right, title or interest in the assets of any other investor in the ITF Account.

Under the ITF Account, we maintain sub-accounts for each of the investors on our platform to track and report funds committed by investors to purchase Notes or loans, as well as payments received from borrowers that are paid on the related Note or loan. These record-keeping sub-accounts are purely administrative and reflect balances and transactions concerning the funds in the ITF Account.

The ITF account is FDIC-insured on a “pass through” basis to the individual investors, subject to applicable limits. This means that each individual investor’s balance is protected by FDIC insurance, up to the limits established by the FDIC. Other funds that a specific investor has on deposit with Wells Fargo, may count against any applicable FDIC insurance limits for that investor.

Funds from investors in Certificates are held in custodial accounts titled in the name of an independent custodian. These funds may only be invested or reinvested in Certificates issued by the Trust, temporarily invested to avoid idle cash, or may be returned to investors via scheduled distributions or requested withdrawals. Each custodial account balance is protected by FDIC insurance up to the limits established by the FDIC for such custodial (non-trust) accounts. We believe that the custodial bank accounts are not FDIC-insured on a “pass through” basis to the individual investors pursuant to FDIC deposit insurance provisions and requirements.

LC monies are not commingled with the assets of investors held in the ITF or custodial accounts.

Loan Closings and Purchases of Notes or Certificates

Once investors have committed to invest in Notes or Certificates, we facilitate the closing of the corresponding Loan and subsequent purchase of the Loan. An individual Loan generally closes the first business day after: (i) we receive commitments in an aggregate amount equal to the amount of the loan request; or (ii) when the borrower agrees to take a lesser amount equal to the aggregate amount of commitments received up to the expiration date.

At the closing of a Loan, we execute an electronic promissory note on the borrower’s behalf for the final Loan amount under a power of attorney on behalf of the borrower. WebBank uses us as paying agent for the disbursement of the Loan proceeds due to the ACH transfer capability we established with the borrower in order to verify the borrower and service the Loan. WebBank then sells the Loan to us at par, electronically indorses the promissory note to us, and assigns the loan account to us without recourse to WebBank. To the extent that the purchased Loan is to be financed by Certificates, we resell the Loan at par to the Trust. The promissory note and the Loan agreement contain customary terms and covenants requiring the borrowers to repay their Loan and acknowledge our role as servicer for Loan and that we may assign or sell the Loan without notice.

When we issue a Note to an investor and register the Note on our books and records as an obligation of LC, we transfer an amount equal to the principal amount of the Note from such investor’s sub-account under the ITF Account to a clearing account. At a Certificate closing, we issue or update the Certificate for the investor’s transaction and transfer an amount equal to the principal amount of the Certificate investment from such investor’s sub-account under the custodial account through the Trust to the clearing account. These transfers to represent payments by all Investors, which equal 100% of the principal amounts of the Notes and Certificates issued.

We maintain custody of the electronically-executed promissory notes in electronic form on our platform. For those Loans sold to the Trust, an independent custodian for the Trust also maintains custody of the electronically-executed promissory notes in electronic form in their records.

Participation in the Funding of Loans by LC and Its Affiliates

We are obligated to ensure funding for Consumer Loans originated through direct mail marketing campaigns and will fund these Consumer Loans as needed. As of December 31, 2013, we had funded no such Consumer Loans under this program. We have and may in the future choose to invest in Loans or portions of Loans for various reasons including customer service accommodations. During the year ended December 31, 2013, we funded $1.2 million in Consumer Loans. As of December 31, 2013, the outstanding principal balance of all Consumer Loans owned by us was $0.4 million.

Our executive officers, directors and 5% stockholders, also have funded portions of loans requests from time to time in the past, and may do so in the future (see Note 8 – Related Party Transactions).

Any loan funded by LC or our executive officers, directors and 5% stockholders is on the same terms and conditions as available to other investors.

Trading Platform

Investors cannot sell their Notes except through the resale trading platform operated by FOLIOfn Investments, Inc. (“FOLIOfn”), an unaffiliated registered broker-dealer. This internet-based trading platform allows LC investors who establish a brokerage relationship with FOLIOfn (who we refer to as subscribers) to offer their Notes for sale. Only previously issued Notes can be traded through the

FOLIOfn trading platform. The trading platform does not handle any aspect of the initial offer and sale of Notes by us. It also does not handle transfers or resales of Certificates. Subscribers may post orders to sell their Notes on the trading platform at prices established by the subscriber. Other subscribers have the opportunity to view these prices, along with historical information from the original Loan posting for the Loan corresponding to the Note, an updated credit score range of the borrower and the payment history of the Note.

Subscribers pay a 1% transaction fee charged by the registered broker-dealer when selling Notes. All Notes traded through the trading platform will continue to be subject to LC’s ongoing fees, including the ongoing service fee.

We are not a registered national securities exchange, securities information processor, clearing agency or broker-dealer. All securities services relating to the trading platform are provided by FOLIOfn. Neither we nor FOLIOfn will make any recommendations with respect to transactions on the trading platform. There is no assurance that investors will be able to establish a brokerage relationship with the registered broker-dealer. Furthermore, we cannot assure subscribers that they will be able to sell Notes they offer for resale through the trading platform at the offered price or any other price nor can we offer any assurance that the trading platform will continue to be available to subscribers. The trading platform is not available to residents of all states. During 2013, it took an average of 5.1 days to sell a Note with an offer price at or below par.

ABOUT THE FUNDS AND TRUST

In October 2010, we formed LCA, a SEC-registered investment advisor wholly owned by LendingClub. LCA is the general partner of five investment funds: Broad Based Consumer Credit Fund, L.P. (“BBF”), Broad Based Consumer Credit (Q) Fund, L.P. (“BBF-QP”), Broad Based Consumer Credit II Fund, L.P. (“BBF II”), Conservative Consumer Credit Fund, L.P. (“CCF”), and Conservative Consumer Credit (Q) Fund, L.P. (“CCF-QP”), which we refer to collectively as the Funds. In connection with the Funds, the Trust is structured as a bankruptcy-remote entity for holding portions of Loans related to Certificates purchased by the Funds separate and apart from the Loans and other assets of ours. We and the Trust have entered into a loan purchase agreement and a servicing agreement whereby we service the loans acquired by the Trust in a manner identical to other Loans; the Trust earns a fee equal to 40 basis points for each Certificate holder and we earn a servicing fee equal to 35 basis points, which is paid by the Trust.

Beginning January 2012, LCA began offering SMAs to individual accredited investors. Investors with SMAs invest in Certificates issued by the Trust.

LCA’s contribution to the Company’s overall consolidated financial results will be primarily driven by the combination of assets under management, the investment performance of the Funds and SMA investors and the ability to attract additional investors. Competitive investment performance in rising markets and preservation of fund investor capital during periods of market volatility or declining economic conditions are key determinates of the long term success of LCA’s business.

LOAN, NOTE, AND CERTIFICATE SERVICING

Post-Closing Loan Servicing and Collection

The following table summarizes the fees that we charge and how these fees affect investors:

Description of Fee	Fee Amount	When Fee is Charged	Effect on Investors

Service fee on Notes	1.00% of the principal, interest and late fees received by LC from borrowers on each corresponding loan (in each case excluding any payments due to LC on account of portions of the corresponding loan, if any, funded by LC itself)	At the time of payments on the Notes, including Note payments resulting from prepayments or partial payments on corresponding loans	The service fee will reduce the effective yield on Notes.

Management fee, charged to Certificate holders	Up to 1.25% annualized fee, based on month-end capital balance.	Management fee is charged monthly.	The management fee reduces the net return from investments in Certificates.

Late payment fee	Assessed in our discretion; if assessed, the late fee is the greater of 5.00% of the unpaid installment amount, or $15.00, unless a lesser amount is required by law, and may be charged only once per late payment	In our discretion, when a loan is past due and payment has not been received after a 15-day grace period	Amounts equal to any late payment fees we receive are paid to holders of the Notes corresponding to the relevant loan, net of our 1.00% service charge

Loan unsuccessful payment fee	$15.00 per unsuccessful payment, unless a lesser amount is required by law	May be assessed each time a payment request is denied, due to insufficient funds in the borrowers’s account or for any other reason	We retain 100% of this unsuccessful payment fee to cover our costs.

Loan collection fee	For pre- and post- charged off loans: Charged only if collection agency or LC is able to collect payment; collection fee is up to 35%, excluding litigation	At the time of successful collection	Collection fees charged by us or a third-party collection agency may be charged to investors which will reduce payments and the effective yield on the related Notes and Certificates

Check processing fee	$15.00 per check processed for any payments made by check	At the time a payment by check is processed	We retain 100% of this check processing fee to cover our costs.

Collections

We disclose borrower payment performance on our website to the relevant investors and also report that information to consumer reporting agencies. We have collection procedures in place to deal with defaults by borrowers. When a loan is past due, we contact the borrower to request payment. After a 15-day grace period, we may, in our discretion, assess a late payment fee. We often choose not to assess a late payment fee when a borrower promises to return a delinquent loan to current status and fulfills that promise. We may also work with a borrower to structure a new payment plan without the consent of any holder of the Notes or Certificates related to that loan. Under the indenture for the Notes, we are required to use commercially reasonable efforts to service and collect loans, in good faith, accurately and in accordance with industry standards customary for servicing loans.

If a loan becomes 31 days overdue, we identify the loan on our website as “Late (31-120),” and we either refer the loan to an outside collection agent or to our in-house collections department. We generally use our in-house collections department as a first step when a borrower misses a loan payment. In the event that our initial in-house attempts to contact a borrower are unsuccessful, we generally refer the delinquent account to the outside collection agent. Amounts equal to any recoveries we receive from the collection process are payable to Note and Certificate investors on a pro rata basis, subject to our deduction of our service charge, if applicable, and an additional collection fee. The investor is only charged the additional collection fee if we or the collection agency are able to collect a payment.

Investors are able to monitor the status of collections as the status of a loan switches from “Late (15-30 days)” to “Late (31-120 days)” to “current” for example, but cannot participate in or otherwise intervene in the collection process.

If a borrower dies while a loan is in repayment, we require the executor or administrator of the estate to send a death certificate to us. We then file a claim against the borrower’s estate to attempt to recover the outstanding loan balance. Depending on the size of the estate, we may not be able to recover the outstanding amount of the loan. If the estate does not include sufficient assets to repay the outstanding loan in full, we will treat the unsatisfied portion of a loan as defaulted with zero value. In addition, if a borrower dies near the end of the final maturity of a loan, it is unlikely that any further payments will be made on any Notes or Certificates corresponding to such loan, because the time required for the probate of the estate may extend beyond the initial maturity date and the final maturity date of the Notes.

Our collection process changes in the event of a borrower bankruptcy filing. When we receive notice of the bankruptcy filing, as required by law, we cease all collection actions on the loan. The status of the loan, which the relevant investors may view, switches to “bankruptcy.” We next determine what we believe to be an appropriate approach to dealing with the borrower’s bankruptcy. If the proceeding seeks liquidation, we attempt to determine if the proceeding is a “no asset” proceeding, based on instructions we receive from the bankruptcy court. If the proceeding is a “no asset” proceeding, we take no further action and assume that no recovery will be made on the loan.

We file a proof of claim involving the borrower when permitted. The decision to pursue additional relief beyond the proof of claim in any specific matter involving a borrower will be entirely within our discretion and will depend upon certain factors including:

•	if the borrower used the proceeds of a loan in a way other than that which was described in the borrower’s application;

•	if the bankruptcy is a Chapter 13 proceeding, whether the proceeding was filed in good faith and if the proposed plan reflects a “best effort” on the borrower’s behalf; and

•	our view of the costs and benefits to us of any proposed action.

Customer Support

We provide customer support to our borrowers and investors. For many of our members, their experience is entirely web-based. We include detailed frequently asked questions on our website. We also post detailed fee information and the full text of our borrower and investor legal agreements.

We make additional customer support available to members by email and phone. Our customer support team is located at our headquarters in San Francisco, California.

Statistical Information on the Public Policy Loan Portfolio

The tables and charts set forth below relate only to Public Policy Loans.

In regards to the following historical information, prior performance is no guarantee of future results or outcomes.

From inception to December 31, 2013, we facilitated Public Policy Loans with an average original principal amount of approximately $13,701 and an aggregate original principal amount of $3.2 billion. Out of 230,716 facilitated Public Policy Loans, 36,316 Public Policy Loans with an aggregate original principal amount of $411.2 million, or 13.01%, were fully paid.

The following table presents aggregated information about Public Policy Loans for the period from inception to December 31, 2013, grouped by the loan grade assigned by us.

Public Policy Loans Issued from Inception to

December 31, 2013 by Grade

Loan Grade	Number of Loans	Average Interest Rate	Total Amount Issued
A1	5,395	5.98%	$61,252,875
A2	5,722	6.58%	63,489,650
A3	6,727	7.49%	83,195,650
A4	9,921	7.86%	123,483,525
A5	10,998	8.76%	146,093,100
B1	12,242	9.94%	148,544,250
B2	15,173	10.91%	197,049,475
B3	18,615	11.83%	233,235,800
B4	17,033	12.70%	223,038,700
B5	11,949	13.28%	147,319,775
C1	13,461	13.92%	171,335,575
C2	12,780	14.69%	171,091,700
C3	11,529	15.28%	161,666,150
C4	11,015	15.85%	160,672,225
C5	9,964	16.67%	148,783,150
D1	8,382	17.26%	113,069,725
D2	7,503	17.71%	94,120,350
D3	6,435	18.10%	83,876,775
D4	6,220	18.58%	91,053,925
D5	5,368	19.23%	85,407,650
E1	3,445	19.59%	59,115,500
E2	3,838	20.29%	65,988,950
E3	3,075	20.74%	55,039,500
E4	2,891	21.35%	54,056,575
E5	2,389	21.77%	45,378,150
F1	2,006	22.31%	38,237,000
F2	1,647	22.69%	32,380,300
F3	1,387	23.22%	26,387,000
F4	1,104	23.44%	22,646,500
F5	865	23.70%	19,023,025
G1	582	23.91%	12,706,050
G2	396	23.96%	8,576,400
G3	278	24.10%	6,114,525
G4	208	23.15%	4,419,725
G5	173	22.94%	3,149,100

Total	230,716	13.89%	$3,160,998,325

The following table presents aggregated consumer reporting agency information for the period from our inception to December 31, 2013, grouped by the loan grade assigned by us. This information is reported in the table as of the time of the loan application. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower’s credit file for the past two years. We do not independently verify this information. All figures other than loan grade are agency reported at the time of application.

Consumer Reporting Agency Information for Public Policy Loans issued from Inception to December 31, 2013, grouped by Grade

Loan Grade	Average FICO	Average Open Credit Lines	Average Total Credit Lines	Average Revolving Credit Balance	Average Revolving Line Utilization	Average Inquiries in the Last Six Months	Average Delinquencies in the Last Two Years	Average Months Since Last Delinquency
A1	773	11	26	$13,886	23.78%	0	0	40
A2	754	11	26	14,419	30.20%	1	0	38
A3	744	11	25	16,450	35.67%	1	0	38
A4	734	10	25	15,952	41.40%	1	0	38
A5	726	11	25	17,572	45.51%	1	0	38
B1	715	11	24	15,758	49.24%	1	0	36
B2	709	11	24	16,491	52.87%	1	0	36
B3	703	11	24	15,584	55.82%	1	0	35
B4	699	11	24	15,867	57.17%	1	0	36
B5	696	10	23	14,711	59.04%	1	0	36
C1	694	11	24	15,479	59.99%	1	0	35
C2	693	11	24	15,286	61.01%	1	0	35
C3	692	11	24	15,926	61.20%	1	0	35
C4	689	11	24	16,204	62.93%	1	0	35
C5	688	11	24	16,341	63.56%	1	0	34
D1	683	11	23	15,514	65.18%	1	0	34
D2	683	10	23	14,700	64.77%	1	0	34
D3	684	10	23	14,780	64.72%	1	0	34
D4	684	10	23	15,127	66.11%	1	0	34
D5	684	11	24	16,617	66.24%	1	0	34
E1	683	11	24	16,316	67.32%	1	0	34
E2	684	11	24	16,663	66.83%	1	0	32
E3	682	11	24	17,441	68.44%	1	0	33
E4	681	11	24	18,222	68.95%	1	0	33
E5	680	11	25	18,795	68.79%	1	0	33
F1	679	11	25	17,865	69.06%	1	0	32
F2	679	11	25	17,811	69.75%	1	0	32
F3	678	11	25	17,309	69.67%	1	0	31
F4	677	12	26	17,844	69.75%	2	0	31
F5	677	12	27	19,099	70.63%	2	0	32
G1	675	12	27	18,035	69.03%	2	1	29
G2	674	12	27	23,120	72.40%	2	0	28
G3	674	12	27	19,471	74.14%	2	0	28
G4	672	13	30	24,716	71.49%	2	0	30
G5	667	13	30	33,140	73.10%	3	0	28
Total	702	11	24	$15,946	56.68%	1	0	35

The following table presents aggregated information for the period from inception to December 31, 2013, about current and paid off Public Policy Loans, grouped by the loan grade assigned by us.

Loan Grade	Number of Current Loans	Current Loan Outstanding Principal ($)	Number of Loans Fully Paid	Fully Paid ($)	Fully Paid (%) of Originated Issued Loans	Number of All Issued Loans	Total Origination Amount for All Issued Loans
A1	4,104	$36,079,653	1,030	$8,689,625	14.19%	5,395	$61,252,875
A2	3,949	34,757,783	1,346	10,320,675	16.26%	5,722	63,489,650
A3	4,441	45,561,938	1,641	13,680,800	16.44%	6,727	83,195,650
A4	6,543	60,591,834	2,333	22,247,075	18.02%	9,921	123,483,525
A5	7,302	79,921,807	2,467	25,036,975	17.14%	10,998	146,093,100
B1	9,268	92,855,988	1,793	18,676,525	12.57%	12,242	148,544,250
B2	11,706	125,461,476	2,039	22,563,600	11.45%	15,173	197,049,475
B3	14,061	138,369,372	2,694	31,415,175	13.47%	18,615	233,235,800
B4	12,915	139,171,210	2,381	26,952,300	12.08%	17,033	223,038,700
B5	7,959	76,378,433	2,263	24,779,200	16.82%	11,949	147,319,775
C1	9,819	101,554,062	1,980	21,881,700	12.77%	13,461	171,335,575
C2	9,186	103,662,464	1,931	22,146,050	12.94%	12,780	171,091,700
C3	8,498	106,515,965	1,524	17,264,550	10.68%	11,529	161,666,150
C4	8,269	109,451,679	1,403	15,879,950	9.88%	11,015	160,672,225
C5	7,408	101,621,414	1,265	14,545,175	9.78%	9,964	148,783,150
D1	6,081	71,226,802	1,104	12,484,500	11.04%	8,382	113,069,725
D2	5,096	51,300,879	1,171	13,689,600	14.54%	7,503	94,120,350
D3	4,329	44,413,591	1,002	12,478,725	14.88%	6,435	83,876,775
D4	4,389	54,366,616	861	11,164,425	12.26%	6,220	91,053,925
D5	3,749	52,257,349	764	10,778,775	12.62%	5,368	85,407,650
E1	2,208	33,441,126	542	8,018,125	13.56%	3,445	59,115,500
E2	2,695	41,798,071	515	7,708,250	11.68%	3,838	65,988,950
E3	2,112	34,283,149	456	6,993,175	12.71%	3,075	55,039,500
E4	2,064	35,049,166	364	6,178,325	11.43%	2,891	54,056,575
E5	1,657	28,882,120	322	5,390,550	11.88%	2,389	45,378,150
F1	1,434	24,992,355	235	3,969,325	10.38%	2,006	38,237,000
F2	1,167	20,632,174	206	3,797,400	11.73%	1,647	32,380,300
F3	969	16,965,923	175	3,235,725	12.26%	1,387	26,387,000
F4	773	15,124,375	121	2,088,375	9.22%	1,104	22,646,500
F5	606	12,464,476	98	1,940,525	10.20%	865	19,023,025
G1	378	7,699,107	83	1,629,625	12.83%	582	12,706,050
G2	251	5,036,318	56	1,042,225	12.15%	396	8,576,400
G3	170	3,709,706	44	809,250	13.23%	278	6,114,525
G4	107	2,218,180	53	990,925	22.42%	208	4,419,725
G5	78	1,530,777	54	712,450	22.62%	173	3,149,100

Total	165,741	$1,909,347,338	36,316	$411,179,650	13.01%	230,716	$3,160,998,325

The following table presents outstanding Public Policy Loan balance in dollars, delinquent Public Policy Loan balance in dollars, principal amount of Public Policy Loans charged-off during the quarters presented, delinquency rate and annualized charge-off rate as of December 31, 2013. This information excludes Public Policy Loans that we classified as identity theft. In cases of verified identity theft, we write-off the Public Policy Loan and pay the holder of the related Notes or Certificates an amount equal to the unpaid principal balances due.

Outstandings (1)

	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2	2011-Q1
Total	$2,189,445,604	$1,750,364,599	$1,377,063,925	$1,058,994,336	$805,762,673	$614,888,789	$464,367,269	$372,219,576	$300,981,599	$242,940,789	$198,898,230	$164,293,968
Grade A	295,721,571	230,596,152	199,205,136	167,636,091	130,844,888	108,620,465	89,352,446	74,014,114	56,698,297	45,181,116	35,321,605	29,898,683
Grade B	645,779,511	524,253,037	416,396,255	328,331,100	241,219,434	184,014,545	136,784,984	108,646,899	86,458,634	69,077,649	56,298,108	47,119,722
Grade C	595,966,727	471,686,103	351,183,654	253,471,907	169,705,649	122,985,071	89,615,401	70,356,879	57,785,257	47,469,986	39,947,631	33,414,866
Grade D	325,608,069	249,748,219	199,912,034	153,861,310	127,701,086	94,518,339	67,602,607	53,707,947	44,554,881	37,435,226	31,682,765	26,324,025
Grade E	200,314,776	166,244,847	130,030,180	99,328,925	86,250,040	65,672,747	50,561,701	41,235,661	34,242,722	26,804,123	21,554,533	16,697,416
Grade F	102,390,271	88,311,217	66,519,207	46,616,552	40,438,437	30,864,095	23,706,878	18,276,540	15,679,970	12,229,462	9,863,641	7,383,441
Grade G	23,664,679	19,525,024	13,817,459	9,748,451	9,603,139	8,213,527	6,743,252	5,981,536	5,561,838	4,743,227	4,229,947	3,455,815

Outstandings of Delinquent Loans (2)

	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2	2011-Q1
Total	$32,903,987	$24,627,790	$17,262,327	$14,850,107	$12,788,662	$9,586,950	$7,374,699	$5,527,306	$5,849,888	$5,501,713	$4,006,570	$3,704,724
Grade A	1,372,994	1,172,286	1,037,058	986,293	844,494	645,906	501,586	244,111	356,477	272,859	186,715	163,243
Grade B	6,242,415	4,974,684	3,484,961	2,865,740	2,283,231	1,851,870	1,449,389	1,283,207	1,109,586	1,061,620	774,299	936,193
Grade C	7,994,336	5,762,595	3,588,468	3,025,989	2,551,721	1,991,462	1,299,900	1,162,852	1,172,263	1,203,663	963,323	798,484
Grade D	7,214,800	5,393,265	3,963,875	3,605,332	2,870,124	2,069,916	1,492,371	1,162,834	1,364,443	1,278,711	958,866	895,225
Grade E	5,623,282	4,298,361	2,680,574	2,334,809	2,328,965	1,613,169	1,239,647	1,009,578	950,776	848,841	690,453	499,757
Grade F	3,552,169	2,501,975	1,970,257	1,450,438	1,461,271	1,014,141	1,085,956	437,866	581,478	532,081	282,089	302,024
Grade G	903,991	524,624	537,134	581,506	448,856	400,486	305,850	226,858	314,865	303,938	150,825	109,798

Charge-Off Amount (3)

	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2	2011-Q1
Total	$18,335,295	$12,500,153	$10,597,523	$8,949,564	$6,116,909	$4,878,122	$3,342,427	$3,365,817	$2,888,000	$1,757,029	$1,658,883	$1,439,029
Grade A	906,116	848,544	857,591	655,065	515,654	361,014	130,494	225,833	156,802	106,810	90,020	31,252
Grade B	3,675,808	2,730,955	2,155,828	1,833,203	1,265,295	932,505	709,000	602,278	551,128	365,884	486,199	357,292
Grade C	4,603,132	2,574,208	2,122,310	1,671,987	1,251,676	972,305	867,763	722,553	727,826	500,547	319,313	310,886
Grade D	4,073,692	2,723,486	2,585,059	1,879,307	1,282,636	852,728	694,218	652,686	587,904	377,842	327,527	422,338
Grade E	3,112,628	1,921,466	1,467,947	1,607,602	963,260	853,769	631,853	553,774	470,002	289,469	241,649	203,713
Grade F	1,660,584	1,261,300	992,258	1,029,190	606,623	736,042	220,482	371,949	288,267	63,786	131,729	72,513
Grade G	303,335	440,194	416,530	273,210	231,765	169,759	88,617	236,744	106,071	52,691	62,446	41,035

Delinquent Rate (4)

	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2	2011-Q1
Total	1.50%	1.41%	1.25%	1.40%	1.59%	1.56%	1.59%	1.48%	1.94%	2.26%	2.01%	2.25%
Grade A	0.46%	0.51%	0.52%	0.59%	0.65%	0.59%	0.56%	0.33%	0.63%	0.60%	0.53%	0.55%
Grade B	0.97%	0.95%	0.84%	0.87%	0.95%	1.01%	1.06%	1.18%	1.28%	1.54%	1.38%	1.99%
Grade C	1.34%	1.22%	1.02%	1.19%	1.50%	1.62%	1.45%	1.65%	2.03%	2.54%	2.41%	2.39%
Grade D	2.22%	2.16%	1.98%	2.34%	2.25%	2.19%	2.21%	2.17%	3.06%	3.42%	3.03%	3.40%
Grade E	2.81%	2.59%	2.06%	2.35%	2.70%	2.46%	2.45%	2.45%	2.78%	3.17%	3.20%	2.99%
Grade F	3.47%	2.83%	2.96%	3.11%	3.61%	3.29%	4.58%	2.40%	3.71%	4.35%	2.86%	4.09%
Grade G	3.82%	2.69%	3.89%	5.97%	4.67%	4.88%	4.54%	3.79%	5.66%	6.41%	3.57%	3.18%

Annualized Charge-off Rate (5)

	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2	2011-Q1
Total	3.35%	2.86%	3.08%	3.38%	3.04%	3.17%	2.88%	3.62%	3.84%	2.89%	3.34%	3.50%
Grade A	1.23%	1.47%	1.72%	1.56%	1.58%	1.33%	0.58%	1.22%	1.11%	0.95%	1.02%	0.42%
Grade B	2.28%	2.08%	2.07%	2.23%	2.10%	2.03%	2.07%	2.22%	2.55%	2.12%	3.45%	3.03%
Grade C	3.09%	2.18%	2.42%	2.64%	2.95%	3.16%	3.87%	4.11%	5.04%	4.22%	3.20%	3.72%
Grade D	5.00%	4.36%	5.17%	4.89%	4.02%	3.61%	4.11%	4.86%	5.28%	4.04%	4.14%	6.42%
Grade E	6.22%	4.62%	4.52%	6.47%	4.47%	5.20%	5.00%	5.37%	5.49%	4.32%	4.48%	4.88%
Grade F	6.49%	5.71%	5.97%	8.83%	6.00%	9.54%	3.72%	8.14%	7.35%	2.09%	5.34%	3.93%
Grade G	5.13%	9.02%	12.06%	11.21%	9.65%	8.27%	5.26%	15.83%	7.63%	4.44%	5.91%	4.75%

1)	Principal balance at quarter-end.
2)	Principal balance as of quarter-end for Public Policy Loans that are “Late 31-120” or in Default status at quarter-end.
3)	Principal balance charged off during the quarter.
4)	Principal balance at quarter-end for Public Policy Loans that are “Late 31-120” or in Default status at quarter-end divided by Principal balance at quarter-end.
5)	Principal balance charged off during the quarter multiplied by four then divided by Principal balance at quarter-end.

The following table presents dollars collected on delinquent Public Policy Loans and recoveries received on charged-off Public Policy Loans (which include collection recoveries on charged-off Public Policy Loans and proceeds from the sale of charged-off Public Policy Loans), in the quarter presented. This information excludes Public Policy Loans that we classified as identity theft. In cases of verified identity theft, we write-off the Public Policy Loan and pay the holder of the related Notes or Certificates an amount equal to the unpaid principal balances due.

Dollars Collected From Delinquent Loans (1)

	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2	2011-Q1
Total	$1,891,652	$1,205,268	$942,995	$1,029,297	$739,462	$652,039	$507,211	$680,986	$532,827	$424,017	$342,323	$360,570
Grade A	82,042	80,834	66,387	96,335	65,755	44,749	44,220	39,668	30,111	38,300	17,429	23,810
Grade B	391,622	244,118	159,187	236,565	150,778	160,700	128,276	143,189	108,863	78,490	73,769	80,299
Grade C	466,808	241,163	227,713	188,263	154,334	105,295	77,107	170,695	148,714	102,996	94,162	99,284
Grade D	410,139	290,585	187,328	191,224	156,524	139,382	105,488	137,298	121,470	105,590	80,008	70,315
Grade E	227,562	184,173	168,219	136,542	121,224	105,764	77,000	135,629	74,396	57,604	39,829	39,561
Grade F	250,891	140,889	70,430	110,949	51,239	61,677	61,331	33,056	26,824	26,545	22,294	19,886
Grade G	62,588	23,506	63,731	69,419	39,608	34,472	13,789	21,451	22,449	14,492	14,832	27,415

Recoveries (2)

	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2	2011-Q1
Total	$703,715	$463,035	$460,127	$549,061	$104,885	$78,283	$383,403	$88,771	$36,163	$91,431	$52,137	$46,898
Grade A	42,046	30,391	35,150	39,526	8,989	7,919	15,345	2,752	2,575	18,818	—	7,894
Grade B	125,685	82,742	66,124	120,147	9,856	2,282	76,198	10,265	5,777	5,503	6,580	12,395
Grade C	178,147	89,982	101,307	106,854	39,125	27,206	84,423	22,392	10,170	23,323	21,817	9,829
Grade D	150,192	104,636	103,187	112,834	10,645	13,875	109,490	14,959	5,801	15,047	8,572	10,023
Grade E	116,996	87,642	76,261	87,943	14,051	13,189	53,773	12,076	4,321	2,777	632	3,566
Grade F	67,707	46,776	58,489	57,885	8,166	2,006	23,765	17,830	4,519	22,784	12,186	3,091
Grade G	22,942	20,866	19,609	23,872	14,053	11,806	20,409	8,497	3,000	3,179	2,350	100

1)	Dollars collected during the quarter for Public Policy Loans that are in “Late 31-120” or in Default status.
2)	Total payments received from borrowers of charged-off Public Policy Loans and proceeds from sale of charged-off Public Policy Loans.

The following graph presents the dollar weighted average interest rate for Public Policy Loans originated from inception to December 31, 2013, by grade.

Cumulative Charge-off Rate

The graph and corresponding table below shows the cumulative net lifetime charge-offs by grades for Public Policy Loans, by annual vintage, meaning each line represents all Public Policy Loans originated in that year, booked from January 1, 2008 through December 31, 2013, as a percentage of the aggregate principal amount of originations.

	Cumulative Charge-off Rate by Booking Year—All Grades
Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.3%	0.1%	0.2%	0.1%	0.0%
6	0.0%	0.9%	0.2%	0.4%	0.3%
7	0.1%	1.3%	0.6%	0.7%	0.6%
8	0.4%	1.6%	0.9%	1.0%	0.9%
9	1.2%	2.2%	1.2%	1.4%	1.4%
10	1.7%	2.7%	1.4%	1.9%	1.8%
11	2.6%	3.1%	1.9%	2.3%	2.2%
12	3.0%	3.5%	2.4%	2.7%	2.7%
13	3.2%	4.0%	2.7%	3.2%	3.1%
14	3.8%	4.4%	3.3%	3.6%	3.5%
15	4.9%	4.8%	3.6%	4.0%	3.8%
16	5.6%	5.2%	4.0%	4.4%	4.1%
17	6.5%	5.5%	4.3%	4.8%
18	7.0%	5.9%	4.6%	5.2%
19	8.0%	6.1%	4.9%	5.6%
20	8.8%	6.3%	5.1%	6.0%
21	10.1%	6.7%	5.4%	6.3%
22	10.8%	6.9%	5.6%	6.6%
23	11.8%	7.2%	5.8%	6.9%
24	12.2%	7.5%	6.0%	7.2%
25	12.5%	7.8%	6.3%	7.4%
26	12.9%	8.0%	6.5%	7.7%
27	13.2%	8.1%	6.7%	7.8%
28	13.5%	8.3%	6.9%	7.9%
29	13.7%	8.4%	7.1%	8.0%
30	13.9%	8.5%	7.2%
31	14.0%	8.6%	7.4%
32	14.1%	8.7%	7.5%
33	14.2%	8.8%	7.6%
34	14.3%	8.9%	7.7%
35	14.5%	8.9%	7.8%
36	14.5%	8.9%	7.9%

The graphs and corresponding tables below show cumulative net charge-offs for Public Policy Loans as a percentage of the aggregate principal amount of originations for each grade (A-G) presented by annual vintage from January 1, 2008 to December 31, 2013.

	Cumulative Charge-off Rate by Booking Year—Grade A
Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.0%	0.0%	0.0%	0.1%	0.0%
6	0.0%	0.0%	0.0%	0.0%	0.2%
7	0.0%	0.0%	0.0%	0.2%	0.4%
8	0.1%	0.1%	0.1%	0.3%	0.6%
9	0.1%	0.1%	0.1%	0.4%	0.7%
10	0.1%	0.2%	0.2%	0.5%	0.9%
11	0.1%	0.4%	0.3%	0.6%	1.1%
12	0.6%	0.7%	0.5%	0.8%	1.2%
13	0.6%	0.8%	0.6%	0.9%	1.4%
14	0.6%	1.5%	0.7%	1.2%	1.6%
15	0.7%	1.6%	0.7%	1.3%	1.7%
16	1.1%	1.8%	0.8%	1.4%	1.8%
17	1.1%	1.8%	1.0%	1.5%
18	1.1%	2.0%	1.0%	1.7%
19	1.7%	2.3%	1.1%	1.9%
20	1.9%	2.3%	1.2%	2.0%
21	1.9%	2.5%	1.3%	2.2%
22	1.9%	2.5%	1.4%	2.3%
23	2.0%	2.6%	1.4%	2.3%
24	2.3%	2.7%	1.5%	2.4%
25	2.3%	2.8%	1.5%	2.4%
26	2.3%	3.0%	1.6%	2.4%
27	2.5%	3.1%	1.6%	2.5%
28	2.5%	3.3%	1.6%	2.5%
29	2.7%	3.4%	1.7%	2.5%
30	3.2%	3.4%	1.7%
31	3.2%	3.5%	1.8%
32	3.2%	3.5%	1.8%
33	3.3%	3.6%	1.8%
34	3.3%	3.6%	1.9%
35	3.3%	3.6%	1.9%
36	3.3%	3.6%	1.9%

	Cumulative Charge-off Rate by Booking Year—Grade B
Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.2%	0.1%	0.0%	0.1%	0.0%
6	0.0%	0.8%	0.2%	0.2%	0.2%
7	0.0%	1.2%	0.4%	0.4%	0.4%
8	0.4%	1.3%	0.6%	0.6%	0.7%
9	0.6%	1.6%	0.9%	0.9%	0.9%
10	0.7%	2.4%	1.2%	1.2%	1.2%
11	1.3%	2.8%	1.4%	1.4%	1.6%
12	1.7%	3.0%	2.0%	1.6%	1.9%
13	1.7%	3.3%	2.2%	1.8%	2.2%
14	2.2%	3.8%	2.8%	2.0%	2.4%
15	2.8%	4.2%	2.9%	2.4%	2.6%
16	3.0%	4.5%	3.1%	2.7%	2.8%
17	4.1%	4.7%	3.3%	3.0%
18	4.2%	5.4%	3.5%	3.2%
19	5.1%	5.4%	3.8%	3.4%
20	6.4%	5.6%	4.0%	3.6%
21	7.5%	5.7%	4.1%	3.7%
22	7.9%	5.9%	4.4%	4.0%
23	8.2%	6.2%	4.5%	4.3%
24	8.7%	6.6%	4.7%	4.5%
25	9.1%	6.7%	4.9%	4.7%
26	9.4%	7.0%	5.0%	4.8%
27	9.6%	7.0%	5.1%	4.9%
28	9.7%	7.2%	5.2%	5.0%
29	10.0%	7.2%	5.3%	5.1%
30	10.0%	7.4%	5.4%
31	10.2%	7.4%	5.6%
32	10.2%	7.5%	5.7%
33	10.2%	7.5%	5.8%
34	10.2%	7.6%	5.8%
35	10.4%	7.6%	5.9%
36	10.5%	7.7%	6.0%

	Cumulative Charge-off Rate by Booking Year—Grade C
Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.2%	0.2%	0.3%	0.1%	0.0%
6	0.2%	1.1%	0.3%	0.9%	0.3%
7	0.2%	1.9%	0.5%	1.1%	0.6%
8	0.2%	2.2%	0.9%	1.6%	0.9%
9	0.9%	3.1%	1.1%	2.1%	1.4%
10	1.6%	3.5%	1.4%	2.5%	1.8%
11	1.9%	3.8%	2.1%	3.0%	2.3%
12	2.2%	4.3%	2.5%	3.6%	2.8%
13	2.4%	4.8%	2.8%	4.1%	3.2%
14	3.5%	5.0%	3.4%	4.5%	3.6%
15	4.1%	5.4%	3.8%	5.0%	3.9%
16	4.8%	5.8%	4.3%	5.3%	4.1%
17	6.1%	6.2%	4.7%	5.8%
18	7.3%	6.3%	5.1%	6.2%
19	8.0%	6.4%	5.4%	6.3%
20	8.4%	6.6%	5.5%	6.7%
21	9.8%	7.0%	5.8%	6.9%
22	10.7%	7.4%	6.1%	7.3%
23	11.6%	7.6%	6.2%	7.6%
24	11.9%	7.8%	6.4%	8.1%
25	12.1%	8.2%	6.7%	8.4%
26	12.6%	8.3%	7.2%	8.6%
27	12.7%	8.5%	7.4%	8.7%
28	12.8%	8.7%	7.5%	8.9%
29	13.3%	8.8%	7.8%	9.0%
30	13.4%	9.0%	7.9%
31	13.6%	9.1%	8.0%
32	13.6%	9.2%	8.0%
33	13.8%	9.2%	8.1%
34	13.9%	9.4%	8.2%
35	13.9%	9.4%	8.3%
36	13.9%	9.5%	8.4%

	Cumulative Charge-off Rate by Booking Year—Grade D
Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.5%	0.1%	0.1%	0.1%	0.1%
6	0.0%	1.0%	0.4%	0.4%	0.4%
7	0.3%	1.3%	1.2%	0.9%	0.8%
8	0.6%	1.6%	1.9%	1.4%	1.3%
9	2.4%	2.7%	2.3%	1.9%	2.1%
10	2.7%	3.5%	2.9%	2.6%	2.7%
11	4.2%	4.2%	3.3%	3.4%	3.3%
12	4.4%	4.5%	4.0%	3.9%	3.9%
13	5.2%	5.1%	4.4%	4.5%	4.6%
14	5.2%	5.5%	5.0%	5.0%	5.0%
15	7.7%	5.8%	5.3%	5.5%	5.4%
16	8.3%	6.5%	5.9%	6.0%	5.7%
17	9.3%	6.6%	6.5%	6.7%
18	9.4%	7.2%	6.7%	7.3%
19	10.7%	7.4%	6.9%	8.1%
20	11.7%	7.9%	7.2%	8.5%
21	12.9%	8.5%	7.8%	8.8%
22	14.3%	8.9%	7.9%	9.2%
23	16.0%	9.4%	8.3%	9.7%
24	16.6%	9.6%	8.6%	10.0%
25	17.0%	10.0%	8.7%	10.4%
26	17.3%	10.2%	9.0%	10.8%
27	18.0%	10.2%	9.2%	10.9%
28	19.0%	10.4%	9.5%	11.2%
29	19.1%	10.5%	9.7%	11.3%
30	19.1%	10.6%	9.8%
31	19.3%	10.8%	10.0%
32	19.6%	10.8%	10.1%
33	19.7%	10.9%	10.2%
34	19.9%	10.9%	10.4%
35	19.9%	10.9%	10.5%
36	20.0%	11.0%	10.6%

	Cumulative Charge-off Rate by Booking Year—Grade E
Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.7%	0.1%	0.5%	0.1%	0.1%
6	0.0%	1.9%	0.1%	0.7%	0.3%
7	0.0%	2.1%	0.7%	1.3%	0.6%
8	0.1%	3.2%	1.2%	1.6%	1.3%
9	0.6%	3.8%	1.3%	2.4%	2.0%
10	1.1%	4.2%	1.3%	3.0%	2.5%
11	3.5%	4.7%	1.9%	3.6%	3.1%
12	4.4%	5.7%	2.7%	4.2%	3.8%
13	4.7%	6.8%	3.5%	5.1%	4.7%
14	4.7%	7.4%	4.7%	5.3%	5.2%
15	5.5%	7.5%	5.7%	6.2%	5.9%
16	7.2%	8.6%	6.6%	6.9%	6.2%
17	7.7%	9.4%	7.0%	7.5%
18	8.1%	10.3%	7.7%	8.3%
19	8.8%	11.1%	8.3%	8.9%
20	9.6%	11.1%	8.7%	9.8%
21	10.5%	11.3%	9.2%	10.1%
22	11.6%	11.6%	9.2%	10.6%
23	12.0%	12.0%	9.6%	11.2%
24	12.5%	12.0%	10.3%	11.7%
25	12.8%	12.3%	10.8%	12.1%
26	13.4%	12.7%	11.3%	12.5%
27	13.4%	13.2%	11.7%	12.7%
28	13.7%	13.3%	12.2%	12.8%
29	14.2%	13.5%	12.5%	13.0%
30	14.3%	13.8%	12.6%
31	14.3%	13.8%	12.8%
32	14.7%	13.8%	13.0%
33	14.9%	14.0%	13.3%
34	15.2%	14.0%	13.4%
35	15.3%	14.0%	13.9%
36	15.3%	14.0%	14.0%

	Cumulative Charge-off Rate by Booking Year—Grade F & G
Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.1%	0.0%
5	0.0%	0.0%	0.1%	0.2%	0.4%	0.2%
6	0.0%	1.2%	0.7%	0.2%	0.7%
7	0.0%	2.7%	1.7%	0.7%	1.4%
8	1.6%	3.5%	2.2%	1.4%	2.1%
9	2.6%	3.8%	3.0%	2.3%	2.9%
10	4.6%	5.1%	3.6%	3.5%	3.9%
11	6.0%	5.9%	4.6%	4.7%	4.9%
12	6.0%	6.6%	5.7%	5.5%	5.6%
13	5.9%	7.0%	6.0%	7.1%	6.8%
14	7.3%	7.8%	7.1%	8.2%	7.7%
15	9.4%	9.9%	8.3%	9.0%	8.4%
16	11.2%	10.2%	8.9%	9.8%	9.0%
17	11.8%	10.2%	9.0%	10.7%
18	12.8%	10.7%	9.5%	12.0%
19	15.5%	12.5%	10.1%	12.9%
20	16.0%	13.2%	10.7%	13.7%
21	19.1%	14.1%	11.2%	14.8%
22	19.2%	14.1%	12.2%	15.4%
23	21.6%	14.5%	12.9%	15.7%
24	21.6%	15.2%	13.1%	16.6%
25	22.8%	16.6%	13.9%	16.6%
26	23.4%	17.1%	14.3%	17.2%
27	23.8%	18.3%	15.1%	17.6%
28	23.8%	18.5%	15.8%	18.0%
29	23.9%	18.6%	16.2%	18.1%
30	23.9%	18.9%	16.6%
31	24.1%	18.9%	16.8%
32	24.1%	19.0%	17.3%
33	24.1%	19.6%	17.9%
34	24.5%	19.6%	18.2%
35	24.9%	19.6%	18.3%
36	25.1%	19.6%	18.5%

Item 1A. Risk Factors

RISKS RELATED TO LC AND THE LC PLATFORM

We have a limited operating history. As an online company in the early stages of development, we face increased risks, uncertainties, expenses and difficulties.

To be successful, the number of borrowers and investors and the volume of loans facilitated through our platform will need to increase, which will require us to increase our facilities, personnel and infrastructure to accommodate the greater servicing obligations and demands on our platform. Our platform is dependent upon our website to maintain current listings and transactions in the loans and Notes. We must constantly add new hardware and update our software and website, expand our customer support services and retain an appropriate number of employees to maintain the operations of our platform, as well as to satisfy our servicing obligations on the Loans and make payments on the Notes. If we are unable to increase the capacity of our platform and maintain the necessary infrastructure, you may experience delays in receipt of payments on the Notes and periodic downtime of our systems.

If we are unable to sustain our positive growth and become insolvent or bankrupt, you may lose your investment.

As of December 31, 2013, our accumulated deficit was $50.3 million and our total stockholders’ equity was $68.1 million. Prior to the quarter ended March 31, 2013, we incurred net losses. For the year ended December 31, 2013 we had net income of $7.3 million. We believe we will continue to generate positive operating cash flows. However, if our assumptions regarding our growth and operating plan are incorrect, we may need to slow our investment spending and/or find new funding to continue to operate our business. We believe that such funding would be available to us on terms that we would find acceptable. Any delay in securing, or failing to secure, any necessary funding could result in delays and operational slowdowns that could adversely affect the regularity of our processing payments, the cash flows on your investment and ultimately the value of your investment.

If we are unable to increase transaction volumes, our business and results of operations will be adversely affected.

To grow, we must continue to increase transaction volumes on our platform by attracting a large number of borrowers and investors in a cost-effective manner, many of whom have not previously participated in an online marketplace. We have experienced a high number of inquiries from potential borrowers who do not meet our criteria for submitting a loan request. We have also experienced, from time to time, loan requests for amounts that exceed the aggregate amount of investor purchase commitments. If there are not sufficient qualified loan requests, investors may be unable to deploy their capital in a timely or efficient manner. If there are not sufficient investor purchase commitments, borrowers may be unable to obtain funding for their Loans and become discouraged from using our platform for their borrowing needs.

If we are not able to attract qualified borrowers and sufficient investor purchase commitments, we will not be able to increase our transaction volumes. Additionally, we rely on a variety of methods to drive traffic to our website. If we are unable to use any of our current or future marketing initiatives or the cost of these initiatives were to significantly increase, we may not be able to attract new borrowers and investors in a cost-effective manner and, as a result, our revenue and results of operations would be affected adversely, which may impair our ability to maintain our platform.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.

The consumer and small business lending market is competitive and rapidly changing. We expect competition to persist and intensify in the future, which could harm our ability to increase volume on our platform.

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

We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our online financial community and attracting new borrowers and investors. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and the member experience on our platform. Historically, our efforts to build our brand have involved significant expense, and it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased revenues and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose our existing members to our competitors or be unable to attract new borrowers and investors, which would cause our revenue to decrease and may impair our ability to maintain our platform.

Our arrangements for backup servicing are limited. If we fail to maintain operations, you will experience a delay and increased cost in respect of your expected principal and interest payments on the Notes, and we may be unable to collect and process repayments from borrowers.

We have made arrangements for only limited backup servicing. If our platform were to fail or we became insolvent, we would attempt to transfer our Loan servicing obligations to our third party back-up servicer. There can be no assurance that this back-up servicer will be able to adequately perform the servicing of the outstanding Loan. If this back-up servicer assumes the servicing of the Loan, the back-up servicer will impose additional servicing fees, reducing the amounts available for payments on the Notes. Additionally, transferring these servicing obligations to our back-up servicer may result in delays in the processing and recovery of information with respect to amounts owed on the Loan or, if our platform becomes inoperable, may prevent us from servicing the Loan and making principal and interest payments on the Notes. If our back-up servicer is not able to service the Loan effectively, investors’ ability to receive principal and interest payments on their Notes may be substantially impaired.

If we were to become subject to a bankruptcy or similar proceeding, the rights of the holders of the Notes could be uncertain, and payments on the Notes may be limited and suspended or stopped. The Notes are unsecured and holders of the Notes do not have a security interest in the corresponding Loans or the proceeds of those corresponding Loans. The recovery, if any, of a holder on a Note may be substantially delayed and substantially less than the principal and interest due and to become due on the Note. Even funds held by us in accounts “in trust for” the holders of Notes may potentially be at risk.

If we were to become subject to a bankruptcy or similar proceeding, the recovery, if any, of a holder of a Note may be substantially delayed in time and may be substantially less in amount than the principal and interest due and to become due on the Note.

A bankruptcy or similar proceeding of us may cause delays in borrower payments. Borrowers may delay payments to us on account of Loans because of the uncertainties occasioned by a bankruptcy or similar proceeding of us, even if the borrowers have no legal right to do so, and such delay would reduce, at least for a time, the funds that might otherwise be available to pay the Notes corresponding to those Loans.

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

In a bankruptcy or similar proceeding of us there may be uncertainty regarding whether a holder of a Note has any priority right to payment from the corresponding Loan. The Notes are unsecured and holders of the Notes do not have a security interest in the corresponding Loan or the proceeds of the corresponding Loan. Accordingly, the holder of a Note may be required to share the proceeds of the corresponding Loan with any other creditor of ours that has rights in those proceeds. If such sharing of proceeds is deemed appropriate, those proceeds that are either held by us in the clearing account at the time of the bankruptcy or similar proceeding of ours, or not yet received by us from borrowers at the time of the commencement of the bankruptcy or similar proceeding, may be at greater risk than those proceeds that are already held by us in the “in trust for,” or ITF, account at the time of the bankruptcy or similar proceeding. To the extent that proceeds of the corresponding Loan would be shared with other creditors of ours, any secured or priority rights of such other creditors may cause the proceeds to be distributed to such other creditors before, or ratably with, any distribution made to you on your Note.

In a bankruptcy or similar proceeding of us, there may be uncertainty regarding whether a holder of a Note has any right of payment from assets of ours other than the corresponding Loan. In a bankruptcy or similar proceeding of us, it is possible that a Note could be deemed to have a right of payment only from proceeds of the corresponding Loan and not from any other assets of us, in which case the holder of the Note may not be entitled to share the proceeds of such other assets of us with other creditors of ours, whether or not, as described above, such other creditors would be entitled to share in the proceeds of the Loan corresponding to the Note. Alternatively, it is possible that a Note could be deemed to have a right of payment from both the Loan corresponding to the Note and from some or all other assets of ours, for example, based upon the automatic acceleration of the principal obligations on the Note upon the commencement of a bankruptcy or similar proceeding, in which case the holder of the Note may be entitled to share the proceeds of such other assets of ours with other creditors of us, whether or not, as described above, such other creditors would be entitled to share in the proceeds of the Loan corresponding to the Note. To the extent that proceeds of such other assets would be shared with other creditors of ours, any secured or priority rights of such other creditors may cause the proceeds to be distributed to such other creditors before, or ratably with, any distribution made to you on your Note.

In a bankruptcy or similar proceeding of us, there may be uncertainty regarding the rights of a holder of a Note, if any, to payment from funds in the clearing account. If a borrower has paid us on a Loan corresponding to a Note before a bankruptcy or similar proceeding of us is commenced, and those funds are held in the clearing account and have not been used by us to make payments on the Note as of the date the bankruptcy or similar proceeding is commenced, there can be no assurance that we will or will be able to use such funds to make payments on the Note. Other creditors of ours may be deemed to have, or actually have, rights to such funds that are equal to or greater than the rights of the holder of the Note.

In a bankruptcy or similar proceeding of us, there may be uncertainty regarding the rights of a holder of a Note, if any, to access funds in the ITF Account. If a borrower has paid us on a Loan corresponding to a Note before a bankruptcy or similar proceeding of us is commenced, and those funds have been used by us to make payments on the Note prior to the date the bankruptcy or similar proceeding is commenced, but the payments on the Note continue to be held by us in an ITF Account, there can be no assurance that the holder of the Note will have immediate access to the funds constituting the payment or that the funds constituting the payment will ultimately be released to the holder of the Note. While the Trust Agreement states that funds in the ITF Account are trust property and are not intended to be property of ours or subject to claims of our creditors generally, there can be no assurance that, if the matter were to be litigated, such litigation would not delay or prevent the holder of a Note from accessing the portion of those funds in which the holder has an interest.

In a bankruptcy or similar proceeding of us, there may be uncertainty regarding the rights of a holder of a Note, if any, to the return of the purchase price of a Note if the corresponding Loan has not been funded. If the purchase price of a Note is paid to us and a bankruptcy or similar proceeding of us is commenced, the holder of the Note may not be able to obtain a return of the funds constituting the purchase price, even if the Loan corresponding to the Note has not been funded as of the date that the bankruptcy or similar proceeding is commenced and even if the funds are held by us in the ITF Account.

In a bankruptcy or similar proceeding of us, the holder of a Note may be delayed or prevented from enforcing our repurchase obligations in cases of confirmed identity fraud. In a bankruptcy or similar proceeding of us, any right of a holder of Note to require us to repurchase the Note as a result of a confirmed identity fraud incident may not be specifically enforced, and such holder’s claim for such repurchase may be treated less favorably than a general unsecured obligation of ours as described and subject to the limitations in this “Risks Related to LC and the LC Platform – If we were to become subject to a bankruptcy or similar proceeding” section.

In a bankruptcy or similar proceeding of us, the implementation of back-up servicing arrangements may be delayed or prevented. In a bankruptcy or similar proceeding of us, our ability to transfer servicing obligations to our back-up servicer may be limited and subject to the approval of the bankruptcy court or other presiding authority. The bankruptcy process may delay or prevent the implementation of back-up servicing, which may impair the collection of Loan payments to the detriment of the Notes.

If the security of our members’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, your confidential information may be stolen, our reputation may be harmed, and we may be exposed to liability.

Our platform stores our borrowers’ and investors’ bank information and other personally-identifiable sensitive data. Any accidental or willful security breaches or other unauthorized access could cause your confidential information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any of our members’ data, our relationships with our members will be severely damaged, and we could incur significant liability.

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

Our ability to service Loans or maintain accurate accounts may be adversely affected by computer viruses, physical or electronic break-ins and similar disruptions.

The highly automated nature of our platform may make it an attractive target and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. If a “hacker” were able to infiltrate our platform, you would be subject to an increased risk of fraud or identity theft, and may experience losses on, or delays in the recoupment of amounts owed on, a fraudulently induced purchase of a Note or Certificates. Additionally, if a hacker were able to access our secure files, he or she might be able to gain access to your personal information. While we have taken steps to prevent such activity from affecting our platform, if we are unable to prevent such activity, the value in the Notes and our ability to fulfill our servicing obligations and to maintain our platform would be adversely affected.

Any significant disruption in service on our website or in our computer systems, including events beyond our control, could prevent us from processing or posting payments on the loans or the Notes, reduce the attractiveness of our platform and result in a loss of members.

If a catastrophic event resulted in a platform outage and physical data loss, our ability to perform our servicing obligations would be materially and adversely affected. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new borrowers and investors and retain existing members. Our system hardware is hosted in a hosting facility located in Las Vegas, Nevada, owned and operated by SwitchNet. We also maintain a real time backup system located in Santa Clara, CA owned and operated by SAVVIS. SwitchNet does not guarantee that our members’ access to our website will be uninterrupted, error-free or secure. Our operations depend on SwitchNet’s ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. If our arrangement with SwitchNet is terminated, or there is a lapse of service or damage to SwitchNet facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities.

Any interruptions or delays in our service, whether as a result of SwitchNet other third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with our members and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage at a SwitchNet facility. These factors could prevent us from processing or posting payments on the Loans or the Notes, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause members to abandon our platform, any of which could adversely affect our business, financial condition and results of operations.

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

We may evaluate, and potentially consummate, acquisitions, which could require significant management attention, disrupt our business, and adversely affect our financial results.

As part of our business strategy, we may, from time to time, evaluate and consider potential strategic transactions, combinations, acquisitions or alliances, to enhance our existing businesses or develop new products and services. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions, and any of these transactions could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction, and even if we do consummate such a transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

Any future acquisition will involve risks commonly encountered in business relationships, including:

•	the difficulties in assimilating and integrating the operations, personnel, systems, technologies, products and services of the acquired business;

•	the technologies, products or businesses that we acquire may not achieve expected levels of revenue, profitability, benefits or productivity;

•	the difficulties in retaining, training, motivating and integrating key personnel;

•	the diversion of management’s time and resources away from our normal daily operations;

•	the difficulties in successfully incorporating licensed or acquired technology and rights into product and service offerings;

•	the difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;

•	the difficulties in retaining relationships with customers, employees and suppliers of the acquired business;

•	the risks of entering markets in which we have no or limited direct prior experience;

•	regulatory risks, including remaining in good standing with existing regulatory bodies, receiving any necessary pre-closing or post-closing approvals, as well as being subject to new regulators with oversight over an acquired business;

•	potential disruptions to our ongoing businesses; and

•	unexpected costs and unknown risks and liabilities associated with the acquisition.

We cannot assure you that we will make any acquisitions or that any future acquisitions will be successful, will assist us in the accomplishment of our or our business strategy, or will generate sufficient revenues to offset the associated costs and other adverse effects or will otherwise result in receiving the intended benefits of the acquisition. In addition, we cannot assure you that any future acquisition of new businesses or technology will lead to the successful development of new or enhanced products and services, or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable.

We may issue debt securities, or otherwise incur substantial debt, to complete an acquisition, which may adversely affect our leverage and financial condition and thus negatively impact our operations.

Although we have no current commitments to issue any securities, or to otherwise incur outstanding debt, we may incur substantial debt to complete an acquisition. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an acquisition are insufficient to repay debt obligations;

•	acceleration of obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach any covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	diverting a substantial portion of cash flow to pay principal and interest on such debt, which would reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes; and

•	creating potential limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

any of which could adversely affect our operations or financial condition.

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

Our ability to maintain our platform and arrange Loans depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively, however, which would allow competitors to duplicate our products and adversely affect our ability to compete with them. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. In addition, our platform may infringe upon claims of third-party patents, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Furthermore, our technology may become obsolete, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our platform to compete with other person-to-person lending platforms as they develop. If we cannot protect our proprietary technology from intellectual property challenges, or if the platform becomes obsolete, our ability to maintain the platform, arrange Loans or perform our servicing obligations on the Loans could be adversely affected.

Purchasers of Notes will have no control over us and will not be able to influence our corporate matters.

The Notes offered through our platform grant no equity interest in LC to the purchaser nor grant the purchaser the ability to vote on or influence our corporate decisions. As a result, our stockholders will continue to exercise 100% voting control over all our corporate matters, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.

Neither the Notes nor the related indenture restrict our ability to incur additional indebtedness. Any additional debt we incur may increase our risk of bankruptcy, which could impair your ability to receive the principal and interest payments you expect to receive on your Notes.

If we incur additional debt after the Notes are issued, it may adversely affect our creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of LC. As discussed above, the financial distress, insolvency or bankruptcy of LC could impair your ability to receive the principal and interest payments you expect to receive on your Notes.

RISKS RELATING TO THE NOTES, AND THE CORRESPONDING LOANS ON WHICH THE NOTES ARE DEPENDENT

You may lose some or all of your initial purchase price for the Notes because the Notes are highly risky and speculative. Only investors who can bear the loss of their entire purchase price should purchase.

Notes are highly risky and speculative because payments on Notes depend entirely on payments to us of unsecured obligations of individual borrowers and contemporaneous payments on the Notes, which are special, limited obligations of LC. Notes are suitable purchases only for investors of adequate financial means. If you cannot afford to lose all of the money you plan to invest in Notes, you should not purchase Notes.

Payments on each Note depend entirely on the payments, if any, we receive on the corresponding Loan related to that Note. If a borrower fails to make any payments on the corresponding Loan related to your Note, you will not receive any payments on your Note.

We will make payments pro rata on a series of Notes, net of our service charge, only if we receive the borrower’s payments on the corresponding Loan and such payments clear and therefore become available for distribution to investors. We will not pay to investors any unsuccessful payment fees, check processing fees, collection fees we or our third-party collection agency charge. If we do not receive payments on the corresponding Loan related to your Note, you will not be entitled to any payments under the terms of the Notes, and you will not receive any payments. The failure of a borrower to repay a Loan is not an event of default under the terms of the Notes.

The Notes are special, limited obligations of ours only, and the Notes are not secured by any collateral or guaranteed or insured by any third party.

The Notes will not represent an obligation of borrowers or any other party except by us, and are special, limited obligations of ours. The Notes are not secured by any collateral and are not guaranteed or insured by any governmental agency or instrumentality or any third party.

Loans are unsecured obligations and as such are not backed by any collateral or guaranteed nor are they insured by any third party, and you must rely on us and our designated third-party collection agency to pursue collection against any borrower.

Loans are unsecured obligations of borrowers. They are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. We and our designated third-party collection agency will, therefore, be limited in our ability to collect Loans.

Moreover, unsecured Loans are obligations of borrowers to us as assignee of the Loan’s promissory note from WebBank, or obligations of borrowers to the Trust as assignee of the Loan’s promissory note from us. Loans are not obligations to holders of Notes. Holders of Notes will have no recourse against borrowers and no ability to pursue borrowers to collect payments under Loans. Holders of Notes may look only to us and the Trust, respectively, for payment of the Notes, and our obligation to pay the Notes is limited as described in this document. Furthermore, if a borrower fails to make any payments on the Loan corresponding to a Note, the holder of that Note will not receive any payments on that Note. The holder of that Note will not be able to obtain the identity of the borrower in order to contact the borrower about the defaulted Loan.

If payments on the corresponding Loan become overdue, it is likely you will not receive the full principal and interest payments that you expect due to collection fees and other costs, and you may not recover any of your original purchase price.

If the borrower fails to make a required payment on a Loan within 30 days of the due date, we will pursue reasonable collection efforts in respect of the Loan. We may handle collection efforts in respect of a delinquent Loan ourselves, or we may refer a delinquent Loan to a collection agency on the 31st day of its delinquency. These efforts will be considered reasonable collection efforts. If we refer a Loan to a collection agency, we will have no other obligation to attempt to collect on that delinquent Loan.

If payment amounts on a delinquent Loan are received from a borrower more than 30 days after their due date, then we, or, if we have referred the delinquent Loan to an outside collection agency, that collection agency, will retain a percentage of any funds recovered from such borrower as a service fee before any principal or interest becomes payable to you from recovered amounts in respect of Notes related to the corresponding Loan.

We or the collection agency may be unable to recover some or all of the unpaid balance of a non-performing Loan. You must rely on the collection efforts from us and the designated collection agency, and you are not permitted to attempt to collect payments on the Loan in any manner.

Borrowers may not view or treat their obligations to us as having the same significance as loans from traditional lending sources, such as bank loans and borrower Loans may have a higher risk of default than loans of borrowers with similar credit scores to other lenders.

The investment return on the Notes depends on borrowers fulfilling their payment obligations in a timely and complete manner under the corresponding Loan. Borrowers may not view our lending obligations facilitated through our platform as having the same significance as other credit obligations arising under more traditional circumstances, such as loans from banks or other commercial financial institutions. If a borrower neglects his or her payment obligations on a Loan upon which payment of the corresponding Note is dependent or chooses not to repay his or her borrower Loan entirely, you may not be able to recover any portion of your investment in a Note.

Our Public Credit Policy loan grading algorithm is based upon historical credit performance of certain populations and as a result the actual performance of a Loan may not be consistent within or across loan grades and may result in an unanticipated loss of capital.

Our proprietary pricing algorithm for Public Policy Loans is based primarily upon the historical loan performance of actual borrowers that met the requirements of the algorithm, the assumed performance of applicants that would have been approved under the current algorithm but were declined by prior methodologies, and the exclusion of borrowers that were approved under prior methodologies but would have been declined under the new algorithm, in addition to other factors and assumptions. Because the algorithm is based upon these assumed performances and the assumptions of management which may change over time as the available data grows and our analysis continues to develop, the actual performance of a graded loan may differ materially versus previously issued, similarly graded loans or other grades and this may result in a greater loss of your investment capital than anticipated.

Credit Information that we receive about a borrower may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may cause you to lose part or all of the purchase price you pay for a Note.

We obtain borrower credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and assign one of 35 loan grades to Public Policy Loan requests, from A1 through G5, based on the reported credit score, other information reported by the consumer reporting agencies and the requested loan amount. A credit score or loan grade assigned to a borrower may not reflect that borrower’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the borrower’s credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have:

•	become delinquent in the payment of an outstanding obligation;

•	default on a pre-existing debt obligation;

•	take on additional debt; or

•	sustain other adverse financial events.

Moreover, investors do not, and will not, have access to consolidated financial statements of borrowers, or to other detailed financial information about borrowers.

Information supplied by borrowers may be inaccurate or intentionally false and should generally not be relied upon.

Borrowers supply a variety of information that is included in the borrower loan listings on our website and in the posting reports and sales reports we file with the SEC. Other than as described below, we do not verify this information, and it may be inaccurate or incomplete. For example, we do not verify a borrower’s stated tenure, job title, home ownership status or intention for the use of loan proceeds, and the information borrower’s supply may be inaccurate or intentionally false. Unless we have specifically indicated otherwise in a loan listing, we do not verify a borrower’s stated income. For example, we do not verify borrower paystubs, IRS Forms W-2, federal or state income tax returns, bank and savings account balances, retirement account balances, letters from employers, home ownership or rental records, car ownership records or any records related to past bankruptcy and legal proceedings. In the limited cases in which we have selected borrowers for income or employment verification, for the year ended December 31, 2013, approximately 58.6% of requested borrowers provided us with satisfactory responses to verify their income or employment; approximately 9.6% of requested borrowers withdrew their applications for Loans, and approximately 30.5% of requested borrowers either failed to respond to our request in full or provided information that failed to verify their stated information, and we therefore removed those borrowers’ Loan postings. The identity of borrowers is not revealed to investors, and investors also have no ability to obtain or verify borrower information either before or after they purchase a Note. Potential investors may only communicate with borrowers through our website postings, and then only on an anonymous basis. While we may monitor website posting for appropriate content, we do not verify any information in the postings nor do we respond to requests from investor or borrowers in any posting and any response to the contrary should not be seen as accurate.

If you rely on false, misleading or unverified information supplied by borrowers in deciding to purchase Notes, you may lose part or the entire purchase price you pay for a Note. Loan posting and borrower information available on our website will be statements made in connection with the purchase and sale of securities, and therefore subject to Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Loan posting and borrower information filed in prospectus supplements will be subject to the liability provisions of the Securities Act. However, in each event, we are only providing information that was submitted to us by the borrower. In this document, we advise potential investors as to the limitations on the reliability of this information, and an investor’s recourse in the event this information is false will be extremely limited. Consequently, investors should rely on loan grade, which we determine based on third-party credit report information, and the size of the loan request, and should not rely on unverified information provided by borrowers.

You should not assume that a Note is appropriate for you as an investment vehicle just because it corresponds to a Loan listed on our platform or is included in a portfolio built based upon your investment criteria through any of the portfolio tools.

While we take precautions to prevent borrower identity fraud, it is possible that identity fraud may still occur and adversely affect your ability to receive the principal and interest payments that you expect to receive on Notes.

We use identity checks with a third-party provider to verify each borrower’s identity and credit history. Notwithstanding our efforts, there is a risk that identity fraud may occur without our detecting it, and a Loan obtained by identity fraud may simply default. While we will repurchase Notes in limited identity fraud circumstances involving the corresponding Loan, we are not otherwise obligated to repurchase a Note from you for any other reason. From October 2008, when we commenced the issuance of Notes, through December 31, 2013, we had repurchased Notes for a total of $0.5 million relating to fifty one corresponding Loans in which identity fraud occurred. If we repurchase a Note based on identity fraud involving the corresponding Loan, you will only receive an amount equal to the outstanding principal balance of the Note.

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

Our performance data about borrower performance on our Public Policy Loans is just over six years old. Default and charge-off rates on Loans may increase.

Due to our limited operational and origination history, we have limited historical performance data regarding borrower performance on Public Policy Loans, and we do not yet know what the long-term loss experience may be. As of December 31, 2013, for all Loans, our default and charged-off rate was 3.29% of the principal balance of loans. These default and charge-off rates may increase in the future. In addition, as we do not have significant experience in the performance of five-year Public Policy Loans, the future default rates on these loan types is uncertain and may exceed our current expectations. As actual loss experience increases on our platform, we may change how loan interest rates are set, and investors who have purchased Notes prior to any such changes will not benefit from these changes.

Default rates on loans may increase as a result of economic conditions beyond our control and beyond the control of borrowers.

Loan default rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers. In particular, default rates on Public Policy Loans on which the Notes are dependent may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, residential real estate values, the value of the U.S. dollar, energy prices, changes in consumer spending, the number of personal bankruptcies, disruptions in the credit markets and other factors. The significant downturn in the United States economy that occurred in the past several years caused default rates on consumer loans to increase, and a similar downturn in the future will likely result in increased default rates.

If you decide to invest through the platform and concentrate your investment in a single Note (or a small number of Notes), your entire return will be highly dependent on the performance of a single loan.

Loans facilitated through our platform have a wide range of credit grades, and we expect that some borrowers at all credit grades will default on their loan. If you decide to invest through the platform and concentrate your investment in a single Note (or a small number of Notes) your entire return will depend on the performance of that single Loan (or that concentrated small number of Notes). For example, if you plan to purchase $100 of Notes, and choose to invest the entire $100 in a single Note instead of in four $25 Notes corresponding to the loan of four different borrowers, you would lose your entire $100 investment if that single borrower defaulted. Failing to diversify your investment increases the risk of losing your entire investment due to a single borrower’s default, or a small number of borrower defaults. Diversification, however, will not eliminate the risk that you may lose some, or all, of the expected principal and interest payments on the Notes.

The Public Policy Loan on which the Notes are dependent do not restrict borrowers from incurring additional unsecured or secured debt, nor do they impose any financial restrictions on borrowers during the term of the Public Policy Loan, which may increase the likelihood that a borrower may default on their loan.

All Public Policy Loans are credit obligations of individual borrowers. If a borrower incurs additional debt after obtaining a Loan through our platform, that additional debt may adversely affect the borrower’s creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of the borrower. This circumstance could ultimately impair the ability of that borrower to make payments on the borrower’s loan and your ability to receive the principal and interest payments that you expect to receive on Notes dependent on those Public Policy Loans. To the extent that the borrower has or incurs other indebtedness and cannot pay all of its indebtedness, the borrower may choose to make payments to other creditors, rather than to us.

As to these Public Policy Loans, to the extent borrowers incur other indebtedness that is secured, such as mortgage, home equity or auto loans, the ability of the secured creditors to exercise remedies against the assets of the borrower may impair the borrower’s ability to repay the loan on which your Note is dependent for payment, or it may impair our ability to collect on the Loan if it goes unpaid. Since the Public Policy Loans are unsecured, borrowers may choose to repay obligations under other indebtedness before repaying loans facilitated through our platform because the borrowers have no collateral at risk. An investor will not be made aware of any additional debt incurred by a borrower, or whether such debt is secured.

Loans do not contain any cross-default or similar provisions. If borrowers default on their debt obligations other than the Loan, the ability to collect on Loans on which the Notes are dependent may be substantially impaired.

Loan documents do not contain cross-default provisions. A cross-default provision makes a default under certain debt of a borrower an automatic default on other debt of that borrower. The effect of this can be to allow other creditors to move more quickly to claim any assets of the borrower. Because the Loans do not contain cross-default provisions, a Loan will not be placed automatically in default upon that borrower’s default on any of the borrower’s other debt obligations, unless there are relevant independent grounds for a default on the loan.

In addition, the Loan will not be referred to a third-party collection agency for collection because of a borrower’s default on debt obligations other than the Loan. If a borrower defaults on debt obligations owed to a third party and continues to satisfy payment obligations under the Loan, the third party may seize the borrower’s assets or pursue other legal action against the borrower before the borrower defaults on the Loan. Payments on Notes may be substantially reduced if the borrower subsequently defaults on the loan and you may be unable to recoup any or all of your expected principal and interest payments on those Notes.

Borrowers may seek the protection of debtor relief under federal bankruptcy or state insolvency laws, which may result in the nonpayment of the Notes.

Borrowers may seek protection under federal bankruptcy law or similar laws. If a borrower files for bankruptcy (or becomes the subject of an involuntary petition), a stay will go into effect that will automatically put any pending collection actions, on hold and prevent further collection action absent bankruptcy court approval. If we receive notice that a borrower has filed for protection under the federal bankruptcy laws, or has become the subject of an involuntary bankruptcy petition, we will put the borrower’s loan account into “bankruptcy status.” When we put a Loan into bankruptcy status, we terminate automatic monthly Automated Clearing House (“ACH”) debits and do not undertake collection activity without bankruptcy court approval. Whether any payment will ultimately be made or received on a Loan after a bankruptcy status is declared, depends on the borrower’s particular financial situation and the determination of the court. It is possible that the borrower’s liability on the Loan will be discharged in bankruptcy. In most cases involving the bankruptcy of a borrower with an unsecured Loan, unsecured creditors, including us and the Trust as holders of the Loan, will receive only a fraction of any amount outstanding on their Loan, if anything.

Federal law entitles borrowers who enter active military service to an interest rate cap and certain other rights that may inhibit the ability to collect on loans and reduce the amount of interest paid on the corresponding Notes.

Federal law provides borrowers on active military service with rights that may reduce the return on your investment, as well as delay or impair our ability to collect on a borrower Loan corresponding to your Note. The Service members Civil Relief Act (“SCRA”) requires that the interest rate on preexisting debts, such as Loans, be set at no more than 6% while the qualified service member or reservist is on active duty. A holder of a Note that is dependent on such a Loan will not receive the difference between 6% and the original stated interest rate for the Loan during any such period.

This law also permits courts to stay proceedings and execution of judgments against service members and reservists on active duty, which may delay recovery on any Loan in default, and, accordingly, payments on Notes that are dependent on these Loans. If there are any amounts under such a Loan still due and owing to us after the final maturity of the Notes that correspond to the Loan, we will have no further obligation to make payments on the Notes, even if we later receive payments after the final maturity of the Notes. We do not take military service into account in assigning loan grades to borrower loan requests. In addition, as part of the borrower registration process, we do not request our borrowers to confirm if they are a qualified service member or reservists within the meaning of the SCRA.

The death of a borrower may substantially impair your ability to recoup the full purchase price of Notes that are dependent on the loan to that borrower or to receive the interest payments that you expect to receive on the Notes.

If a borrower dies with a loan outstanding, we will generally seek to work with the executor of the estate of the borrower to obtain repayment of the loan. However, the borrower’s estate may not contain sufficient assets to repay the loan on which your Note is dependent. In addition, if a borrower dies near the end of the term of an unsecured loan, it is unlikely that any further payments will be made on the Notes corresponding to such loan, because the time required for the probate of the estate may extend beyond the initial maturity date and the final maturity date of the Notes.

The LC platform allows a borrower to prepay a Loan at any time without penalty. Loan prepayments will extinguish or limit your ability to receive additional interest payments on your investment.

Loan prepayments occur when a borrower decides to pay some or all of the principal amount on a Loan earlier than originally scheduled. A borrower may decide to prepay all or a portion of the remaining principal amount at any time without penalty. In the event of a prepayment of the entire remaining unpaid principal amount of a loan on which the Notes are dependent, you will receive your share of such prepayment, net of our 1.00% service fee applicable to Notes, but further interest will not accrue after the date on which the payment is made. If a borrower prepays a portion of the remaining unpaid principal balance on a loan on which the Notes are dependent, we will reduce the outstanding principal amount and interest will cease to accrue on the prepaid portion.

The combination of the reduced principal amount and the unchanged monthly payment cause the effective term of the loan to decline. If a borrower prepays a loan in full or in part, you will not receive all of the interest payments that you originally expected to receive on Notes that are dependent on that loan, and you may not be able to find a similar rate of return on another investment at the time at which the loan is prepaid. Prepayments of loans passed onto Note holders are subject to our 1.00% service charge, even if the prepayment occurs immediately after issuance of your Note. The return on the Note may actually be negative if prepayment occurs within the first few months after issuance.

Prevailing interest rates may change during the term of the Loan on which your Note is dependent. If interest rates increase, you may receive less value from your purchase of the Note in comparison to other investment opportunities. If interest rates decrease, Borrowers may prepay their loan due to changes in interest rates, and you may not be able to redeploy the amounts you receive from prepayments in a way that offers you the return you expected to receive from the Notes.

The loan on which the Notes are dependent have a term of three or five years and bear fixed, not floating, rates of interest. If prevailing interest rates increase, the interest rates on Notes you purchased might be less than the current rate of return you could earn if you invested your purchase price in other investments. While you may still receive a return on your purchase price for the Notes through the receipt of amounts equal to the interest portion of a borrower’s payments on the loan, if prevailing interest rates exceed the rate of interest payable on the loan, the payments you receive during the term of the Note may not reflect the full opportunity cost to you when you take into account factors such as the time value of money.

Alternatively, if prevailing interest rates on consumer loans decrease, borrowers may choose to prepay their loans without penalty with money they borrow from other sources or other resources, and you may not receive the interest payments on Notes dependent on those loans that you expect to receive or be able to find an alternative use of your money to realize a similar rate of return at the time at which the Note is prepaid.

Investor funds in an investor account are held in a pooled deposit account that does not earn interest.

Your investor account that enables you to purchase Notes represents an interest in a pooled demand deposit account maintained by us “in trust for” investors that does not earn interest. Similarly your investor account that enables you to purchase Notes represents either a discrete or pooled demand deposit account maintained by an independent custodian “as custodian for” investors that does not earn interest. Investor funds committed to purchase Notes represent binding commitments, and such committed funds may not be withdrawn from investor accounts (unless and until corresponding Loans included in the order are not funded, in which case the corresponding funds become available to the investor again). Funds committed to purchase Notes will not earn interest in the ITF Account or custodial accounts, respectively, and interest will not begin to accrue on a Note until the corresponding Loan has closed and the Note is issued.

The pooled investor account has “pass through” deposit insurance through the FDIC, but only up to FDIC limits.

Investor funds in the ITF Account at a federal banking institution. Under our agreement with the bank, investors depositing funds in the ITF Account benefit from FDIC insurance to the maximum amount, on a “pass-through” basis. Investors holding funds in the ITF Account will not have FDIC coverage for amounts in excess of the FDIC maximum, which is currently $250,000 and is measured across all accounts in a particular institution. In addition, in the unlikely event that FDIC coverage were not available on a pass-through basis, investors would have no significant FDIC insurance coverage on their deposits.

The Notes will not be listed on any securities exchange, will not be transferable except for Notes transferable through the Note Trading Platform by FOLIOfn, and must be held only by LC investors. You should be prepared to hold the Notes you purchase until they mature.

The Notes will not be listed on any securities exchange. All Notes must be held by LC investors. The Notes will not be transferable except through the Note Trading Platform by FOLIOfn Investments, Inc. (“FOLIOfn”), a registered broker-dealer and the trading platform is not available to residents of all states. There can be no assurance that an active market for Notes will develop on the trading platform, that there will be a buyer for any particular Notes listed for resale on the trading platform or that the trading platform will continue to operate. Therefore, investors must be prepared to hold their Notes to maturity.

The U.S. federal income tax consequences of an investment in the Notes are uncertain.

There are no statutory provisions, regulations, published rulings, or judicial decisions that directly address the characterization of the Notes, or instruments similar to the Notes, for U.S. federal income tax purposes. However, although the matter is not free from doubt, we intend to treat the Notes as our indebtedness for U.S. federal income tax purposes. As a result of such treatment, the Notes will have original issue discount, or OID, for U.S. federal income tax purposes because payments on the Notes are dependent on payments on the corresponding Loan. Further, a holder of a Note, other than a holder that is holding the Note in a tax deferred account such as an IRA, will be required to include the OID in income as ordinary interest income for U.S. federal income tax purposes as it accrues (which may be in advance of interest being paid on the Note), regardless of such holder’s regular method of accounting. This characterization is not binding on the IRS, and the IRS may take contrary positions.

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

RISKS RELATING TO COMPLIANCE AND REGULATION

Our platform is a novel approach to borrowing that may fail to comply with borrower protection laws such as state usury laws, other interest rate limitations or federal and state consumer protection laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Debt Collection Practices Act and their state counterparts. Borrowers may make counterclaims regarding the enforceability of their obligations after collection actions have commenced, or otherwise seek damages under these laws. Compliance with such regimes is also costly and burdensome.

Our novel platform must comply with regulatory regimes applicable to all consumer credit transactions. The novelty of our platform means compliance with various aspects of such laws is untested, as applied to us. Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of the loans. Our platform is also subject to other federal and state laws, such as:

•	state and federal securities laws, which require that any non-exempt offers and sales of the Securities be registered;

•	the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms of their Loans;

•	the Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit;

•	the Federal Fair Credit Reporting Act, which regulates the use and reporting of information related to each borrower’s credit history; and

•	the Federal Fair Debt Collection Practices Act and similar state debt collection laws, which regulate debt collection practices by “debt collectors” and prohibit debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding consumer loans.

We may not always have been, and may not always be, in compliance with these laws. Compliance with these requirements is also costly, time-consuming and limits our operational flexibility.

Failure to comply with these laws and regulatory requirements applicable to our business may, among other things, limit our, or a collection agency’s, ability to collect all or part of the principal amount of or interest on the Loans on which the Notes are dependent for payment. In addition, our non-compliance could subject us to damages, revocation of required licenses or other authorities, class action lawsuits, administrative enforcement actions, rescission rights held by investors in securities offerings, and civil and criminal liability, which may harm our business and ability to maintain our platform and may result in borrowers rescinding their Loans.

Where applicable, we seek to comply with state small loan, loan broker, servicing and similar statutes. Currently, we do not provide services to borrowers in Idaho, Iowa, Maine, Nebraska and North Dakota. In all other U.S. jurisdictions with licensing or other requirements we believe may be applicable to making loans, we have obtained any necessary licenses or comply with the relevant requirements. Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate the origination of Loans through our platform, perform our servicing obligations or make our platform available to borrowers in particular states, which may impair your ability to receive the payments of principal and interest on the Notes that you expect to receive.

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

We rely on our agreement with WebBank to lend to qualified borrowers on a uniform basis throughout the United States. We have also engaged another lender, but have not used that lender in practice. If our relationship with WebBank were to end, we would need to implement that arrangement, which is untested.

Borrower loan requests take the form of an application to WebBank, which currently makes all loans to our borrowers who request loans through our platform, and allows our platform to be available to borrowers on a uniform basis throughout the United States. If our relationship with WebBank were to end, or if WebBank were to cease operations, we would attempt to implement a substantially similar arrangement with another lender that they have engaged. There can be no assurance that this alternate arrangement would be comparable to the WebBank arrangement. Transitioning the origination of loans to another lender is untested and may result in delays in the process of issuing loans or, if our platform becomes inoperable, may prevent loans from being issued, which would effectively prevent us from issuing Notes.

We could also face increased costs and compliance burdens if our agreement with WebBank terminated, which could affect their ability to continue operations, including servicing all loans.

Several lawsuits have sought to re-characterize certain loan marketers and other originators as lenders. If litigation on similar theories were successful against us, Loans facilitated through our platform could be subject to state consumer protection laws in a greater number of states.

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

Additional state consumer protection laws would be applicable to the Loans facilitated through our platform if we were re-characterized as a lender, and the Loans could be voidable or unenforceable. In addition, we could be subject to claims by borrowers, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us. To date, no actions have been taken or threatened against us on the theory that we have engaged in unauthorized lending; however, such actions could have a material adverse effect on our business

As internet commerce develops, federal and state governments may draft and propose new laws to regulate internet commerce, which may negatively affect our business.

As internet commerce continues to evolve, increasing regulation by federal and state governments becomes more likely. Our business could be negatively affected by the application of existing laws and regulations or the enactment of new laws applicable to lending. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our borrowers and investors in the form of increased fees. In addition, federal and state governmental or regulatory agencies may decide to impose taxes on services provided over the Internet. These taxes could discourage the use of the Internet as a means of consumer lending, which would adversely affect the viability of our platform.

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

Also, as a result of disclosure of information required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties.

If we fail to comply with SEC reporting requirements or if we are subject to actual or threatened litigation relating to our public filings, the time and resources necessary to resolve those issues could divert the resources of our management and harm our business and operating results.

If we discover a material weaknesses in our internal control over financial reporting which we are unable to remedy, or otherwise fail to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for our fiscal year ending December 31, 2013, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404A of the Sarbanes-Oxley Act. Although through such testing we discovered no material weaknesses in internal control over financial reporting at December 31, 2013, subsequent testing by us or our independent registered public accounting firm, which has not performed such an audit, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404A, we may incur substantial accounting expense, expend significant management time on compliance-related issues, and hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404A in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

If our registered investment adviser, LC Advisors, LLC, were found to have violated the Investment Company Act, our ability to raise sufficient Investor purchase commitments to meet Borrower demand could be impaired.

Our subsidiary, LC Advisors, LLC, acts as an advisor to certain private funds and accredited investors who make large investors purchase commitments to invest in Trust certificates, representing Loans. Our ability to continue to advise these private funds and accredited Investors depends on the continuing operation of LC Advisors. We believe we have conducted, and we intend to continue to conduct, the business of LC Advisors in substantial compliance with the Investment Company Act. If, however, we are deemed to have breached any of our obligations under the Investment Company Act, the activities of LC Advisors could be restricted, suspended or event terminated. If this were to occur, our ability to raise Investor purchase commitments through these vehicles could be severely curtailed, and we may not be able to sufficiently meet demand for Loans. This could harm our business and make it difficult for both borrowers and investors to meet demand.

If we were required to register as a broker-dealer, our costs could significantly increase or our operations could be impaired.

The Notes, an obligation of LC, are offered directly by us as the issuer of the Notes. We do not operate as a registered broker-dealer, and we do not believe we are obligated to do so. If a regulatory body were to find that our activities require us to register as a broker-dealer, or to sell our Notes only through a registered broker-dealer, our costs of operation could increase significantly and our ability to issue and distribute Notes could be significantly impaired.

We have not reviewed our compliance with foreign laws regarding the participation of non-U.S. residents on our platform.

From time to time, non-U.S. residents purchase Notes directly on our platform. As of December 31, 2013, the percentage of Notes held (based upon dollar amounts) by such persons against all Notes issued since inception was approximately 0.7%. As we have not reviewed the compliance of these sales with applicable foreign law, these sales of Notes could result in fines and penalties payable by us.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The information set forth in Part IV under the caption (See Note 13 – Commitments and Contingencies – Commitments – Operating Leases) is incorporated herein by reference.

Item 3. Legal Proceedings

The information set forth in Part IV under the caption (See Note 13 – Commitments and Contingencies – Contingencies – Legal) is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 13, 2008, we commenced a public offering of up to $600 million in principal amount of the Notes pursuant to the Registration Statement (Registration Statement No. 333-151827) that was declared effective by the SEC on October 10, 2008. The offering was a continuous offering. On October 7, 2011, we filed a new Registration Statement registering $1,000 million in principal amount of Notes (Registration Statement No. 333-177230) that was declared effective by the SEC on July 31, 2012. From October 13, 2008 to December 31, 2013, we sold $1.2 billion in total principal amount of Notes at 100% of their principal amount. The Notes were offered only through our website, and there were no underwriters or underwriting discounts. In connection with the offering, we incurred estimated expenses of approximately $7.1 million, none of which were paid by us to our directors, officers or persons owning 10% or more of any class of our equity securities or affiliates. As set forth in the prospectus for the offering, we are using the proceeds of each series of Notes to fund a corresponding Loan at fair value through our platform designated by the investor purchasing such series of Notes. None of the proceeds from the Notes are paid by us to our directors, officers, persons owning 10% or more of any class of our equity securities or affiliates.

We have no publicly traded equity securities. At December 31, 2013, there were 115 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.

On June 1, 2012, we issued and sold 2.5 million shares of Series E Convertible Preferred Stock, par value $0.01 per share, for aggregate gross proceeds of $17.5 million pursuant to Section 4(2) of the Securities Act of 1933. In connection with our private placement of Series E convertible preferred stock, we incurred transaction expenses of $0.2 million that were recorded as an offset to the gross proceeds.

From July 2011 through January 2012, we issued and sold 9,007,678 shares of our Series D Convertible Preferred Stock, par value $0.01 per share, for aggregate gross proceeds to LC of approximately $32.0 million. In connection with our private placement of Series D convertible preferred stock, we incurred transaction expenses of approximately $0.1 million that were recorded as an offset to gross proceeds.

Item 6. Selected Financial Data

On December 19, 2012, our Board of Directors approved a change in our fiscal year-end from March 31st to December 31st. The change was effective as of December 31, 2012 and we filed a transition report with the Securities and Exchange Commission, which covered the nine-month period ending December 31, 2013. Our financials were audited for the years presented on an April 1st – March 31st fiscal year. The numbers presented for the calendar years 2009- 2012 are unaudited and shown for comparative purposes.

Annual financial information is presented below (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011	2010	2009
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Operations Data:
Origination fees	$85,854	$30,592	$10,996	$4,984	$1,307
Servicing fees and other revenue	12,121	3,453	1,534	739	65
Total Non-interest revenue	97,975	34,045	12,530	5,723	1,372
Interest income	187,507	69,521	24,223	10,172	3,106
Interest expense	(187,447)	(69,158)	(23,588)	(10,273)	(3,069)
Fair valuation adjustments, net and Provision for losses on Loans at amortized cost	(33)	(601)	(413)	(607)	(1,587)

Total Net Revenue	98,002	33,807	12,752	5,015	(178)

Total Operating Expenses	90,694	40,669	25,021	15,822	10,077

Net income (loss)	$7,308	$(6,862)	$(12,269)	$(10,807)	$(10,255)

Per Share Data:
Basic net income (loss) per share	$0.01	$(0.69)	$(1.41)	$(1.26)	$(1.24)
Weighted-average shares of common stock used in computing basic net income (loss) net loss per share	12,889,284	9,996,219	8,686,215	8,550,075	8,273,324
Diluted net income (loss) per share	$0.01	$(0.69)	$(1.41)	$(1.26)	$(1.24)
Weighted-average shares of common stock used in computing diluted net income (loss) net loss per share	20,356,744	9,996,219	8,686,215	8,550,075	8,273,324
Balance Sheet Data:
Cash and cash equivalents	$49,299	$52,551	$24,712	$17,265	$4,730
Restricted cash	$12,208	$7,484	$4,022	$862	$1,252
Loans	$1,829,042	$781,215	$296,100	$128,241	$48,797
Total Assets	$1,943,395	$850,830	$326,797	$146,743	$55,304
Notes and Certificates	$1,839,990	$785,316	$290,768	$122,532	$39,718
Total Liabilities	$1,875,301	$798,620	$294,262	$128,221	$50,698
Total Stockholders’ equity	$68,094	$52,210	$32,535	$18,522	$4,606
Other Data:
Loan originations	$2,064,626	$717,900	$257,300	$102,200	$51,800
Assets under management	$740,177	$286,682	$64,254	$—	$—
Whole loans sold, servicing retained (1)	$446,224	$9,618	$—	$—	$—
Revenue yield (2)	4.7%	4.7%	4.9%	5.6%	2.6%
Adjusted earnings (loss) before interest, taxes and depreciation and amortization (EBITDA) (3)	$15,242	$(5,160)	$(11,454)	$(9,317)	$(8,651)
EBITDA as % of Net Revenue	16%	-15%	-90%	-186%	-4860%

(1)	Amount of whole loans sold to unrelated third party purchasers
(2)	Revenue yield is a non-GAAP return metric. Revenue yield is calculated by dividing total non-interest revenue, which includes origination, servicing, management fees and other revenue as defined in the Results of Operations Section by Loan originations.
(3)	Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated as net income (loss), adjusted to exclude: (provision) benefit for income taxes; net interest income (expense); depreciation and amortization and stock-based compensation and warrant expense.

Quarterly Financial Information:

Quarterly financial information for the years ended December 31, 2013 and 2012 is presented below (in thousands, except per share data):

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Operations Data:
Origination fees	$30,625	$25,245	$16,397	$13,587	$11,174	$8,973	$5,866	$4,579
Servicing fees and other revenue	2,860	2,160	4,445	2,656	1,381	842	691	539
Total Non-interest revenue	33,485	27,405	20,842	16,243	12,555	9,815	6,557	5,118
Interest income	62,736	51,386	41,021	32,364	24,817	18,490	13,554	12,660
Interest expense	(62,720)	(51,370)	(41,032)	(32,325)	(24,935)	(18,259)	(13,448)	(12,516)
Fair valuation adjustments, net and (Provision) Benefit for losses on Loans at amortized cost	(4)	(6)	8	(31)	(405)	(148)	—	(48)

Total Net Revenue	33,497	27,415	20,839	16,251	12,032	9,898	6,663	5,214

Total Operating Expenses	30,639	24,787	19,057	16,211	12,862	10,780	9,189	7,838

Income (loss) before provision for income taxes	2,858	2,628	1,782	40	(830)	(882)	(2,526)	(2,624)
Provision for tax benefit (income taxes)	—	85	(85)	—	—	—	—	—

Net income (loss)	$2,858	$2,713	$1,697	$40	$(830)	$(882)	$(2,526)	$(2,624)

Per Share Data:
Basic net income (loss) per share	$0.01	$—	$—	$—	$(0.08)	$(0.09)	$(0.25)	$(0.29)
Weighted-average shares of common stock used in computing basic net income (loss) net loss per share	13,704,713	13,328,103	12,558,812	11,909,129	10,759,542	10,300,351	9,954,190	8,957,563
Diluted net income (loss) per share	$0.01	$—	$—	$—	$(0.08)	$(0.09)	$(0.25)	$(0.29)
Weighted-average shares of common stock used in computing diluted net income (loss) net loss per share	20,831,110	20,000,365	18,849,944	18,874,024	10,759,542	10,300,351	9,954,190	8,957,563
Balance Sheet Data:
Cash and cash equivalents	$49,299	$62,186	$54,594	$51,305	$52,551	$52,409	$47,276	$31,244
Restricted cash	$12,208	$8,747	$8,410	$11,747	$7,484	$5,726	$4,862	$4,862
Loans	$1,829,042	$1,516,676	$1,237,468	$995,983	$781,215	$603,390	$455,126	$362,591
Total Assets	$1,943,395	$1,611,648	$1,318,560	$1,072,724	$850,830	$669,350	$512,571	$403,330
Notes and Certificates	$1,839,990	$1,522,975	$1,242,668	$1,000,059	$785,316	$605,416	$453,110	$360,800
Total Liabilities	$1,875,301	$1,549,786	$1,262,320	$1,019,446	$798,620	$617,799	$460,954	$366,993
Total Stockholders’ equity	$68,094	$61,862	$56,240	$53,278	$52,210	$51,551	$51,617	$36,337
Other Data:
Loan originations	$698,373	$567,143	$446,225	$352,885	$263,600	$207,200	$137,400	$109,700
Assets under management	$740,177	$653,240	$545,062	$443,086	$286,682	$211,300	$149,600	$104,500
Whole loans sold, servicing retained (1)	$195,791	$131,669	$78,698	$40,066	$9,618	$—	$—	$—
Revenue yield (2)	4.8%	4.8%	4.7%	4.6%	4.8%	4.7%	4.8%	4.7%
Adjusted EBITDA (3)	$6,525	$4,936	$3,047	$734	$(104)	$(520)	$(2,288)	$(2,248)
EBITDA as % of Net Revenue	19%	18%	15%	5%	-1%	-5%	-34%	-43%

(1)	Amount of whole loans sold to unrelated third party purchasers
(2)	Revenue yield is a non-GAAP return metric. Revenue yield is calculated by dividing total non-interest revenue, which includes origination, servicing, management fees and other revenue as defined in the Results of Operations Section by Loan originations.
(3)	Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated as net income (loss), adjusted to exclude: (provision) benefit for income taxes; net interest income (expense); depreciation and amortization and stock-based compensation and warrant expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The data presented in this section are for our last three audited financials. On December 19, 2012, our Board of Directors approved a change in our fiscal year-end from March 31st to December 31st. The change was effective as of December 31, 2012 and we filed a transition report with the Securities and Exchange Commission (“SEC”), which covered the nine-month period ending December 31, 2012.

Key Operating and Financial Metrics

We regularly review a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions.

The following table includes key operating and financial data (in thousands, except per share data):

	Year Ended	Nine Months Ended	Year Ended
	December 31,	December 31,	March 31,
	2013	2012	2012
Loan originations	$2,064,626	$608,200	$321,100
Total Non-Interest Revenue	$97,975	$28,927	$15,536
Revenue yield	4.7%	4.8%	4.8%
Total Net Revenue	$98,002	$28,593	$15,797
Total Operating Expenses	$90,694	$32,831	$27,741
Net Income (Loss)	$7,308	$(4,238)	$(11,944)
Adjusted EBITDA	$15,242	$(2,912)	$(10,894)
EBITDA as % of Net Revenue	16%	-10%	-69%
Basic net income (loss) per share attributable to common stockholders	$0.01	$(0.41)	$(1.36)
Diluted net income (loss) per share attributable to common stockholders	$0.01	$(0.41)	$(1.36)

Originations

Originations are a key indicator of the growth of our brand and the competitiveness of our products. Originations include all Loans acquired from WebBank whether they were retained or subsequently sold to investors. Growth in originations depends, in part, on our ability to successfully develop and market our products and services to borrowers and investors.

Revenue Yield

Revenue yield is a non-GAAP return metric that takes into account our product pricing and channel mix strategies. Revenue yield is calculated by dividing total non-interest revenue which includes origination, servicing, management fees and other revenue as defined in the Results of Operations Section below by total Loan originations.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes; net interest income (expense); depreciation and amortization and stock-based compensation and warrant expense. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends. We use Adjusted EBITDA because we believe it facilitates operating performance comparisons from period to period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and debt discounts and the impact of stock-based compensation expense and warrant expense.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation and warrant expense;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses and earn income similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income (loss) and other GAAP results.

Net income (loss) is the most comparable GAAP measure to Adjusted EBITDA. The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended	Nine Months Ended	Year Ended
	December 31,	December 31,	March 31,
	2013	2012	2012
Reconciliation of Adjusted EBITDA:
Net income (loss)	$7,308	$(4,238)	$(11,944)
Other expense (income), net	(12)	(21)	230
Depreciation and amortization	1,663	237	160
Stock-based compensation, net (1)	6,283	1,110	660

Adjusted EBITDA	$15,242	$(2,912)	$(10,894)

(1)	Stock-based compensation expense includes warrant expense and is net of amounts included in internally developed software capitalization which is not included in Net income (loss).

Results of Operations

Overview

The following table summarizes our net income (loss) for the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012 (in thousands):

	Year Ended	Nine Months Ended
	December 31,	December 31,
	2013	2012	$ Change	% Change
Net Revenue	$98,002	$28,593	$69,409	243%
Operating Expenses	90,694	32,831	57,863	176%

Net Income (Loss)	$7,308	$(4,238)	$11,546	272%

	Nine Months Ended	Year Ended
	December 31,	March 31,
	2012	2012	$ Change	% Change
Net Revenue	$28,593	$15,797	$12,796	81%
Operating Expenses	32,831	27,741	5,090	18%

Net Income (Loss)	$(4,238)	$(11,944)	$7,706	65%

Net revenues were $98.0 million for the year ended December 31, 2013, a 243% increase over the nine months ended December 31, 2012 primarily due to higher Loan originations. Operating expenses were $90.7 million for the year ended December 31, 2013, a 176% increase over the nine months ended December 31, 2012 primarily due to higher compensation costs as we added more staff to support business growth and higher Loan volume related operational and marketing expenses.

Net revenues were $28.6 million for the nine months ended December 31, 2012, an 81% increase over the year ended March 31, 2012 primarily due to higher Loan originations. Operating expenses were $32.8 million for the nine months ended December 31, 2012, an 18% increase over the year ended March 31, 2012 primarily due to higher compensation costs as we added more staff to support business growth and higher Loan volume related operational and marketing expenses.

Revenues

Our primary sources of revenues consist of fees charged to borrowers and investors for transactions through or related to our platform. During the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012 we facilitated and purchased $2,064.6 million, $608.2 million and $321.1 million of Loans, respectively, via our platform.

The following table summarizes our revenue for the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012 (in thousands):

	Year Ended	Nine Months Ended
	December 31,	December 31,
	2013	2012	$ Change	% Change
Origination fees	$85,854	$26,013	$59,841	230%
Servicing fees	3,513	1,474	2,039	138%
Management fees	3,083	720	2,363	328%
Other revenue	5,525	720	4,805	667%

Total Non-Interest Revenue	97,975	28,927	69,048	239%

Net Interest Income (Expense) after benefit for loan losses and fair value adjusments	27	(334)	361	108%

Net Revenue	$98,002	$28,593	$69,409	243%

	Nine Months Ended	Year Ended
	December 31,	March 31,
	2012	2012	$ Change	% Change
Origination fees	$26,013	$13,701	$12,312	90%
Servicing fees	1,474	1,222	252	21%
Management fees	720	206	514	250%
Other revenue	720	407	313	77%

Total Non-Interest Revenue	28,927	15,536	13,391	86%

Net Interest Income (Expense) after benefit/(provision) for loan losses and fair value adjusments	(334)	261	(595)	-228%

Net Revenue	$28,593	$15,797	$12,796	81%

Origination Fees

This fee is determined by the term and loan grade of the Consumer Loan and as of December 31, 2013 ranged from 1.11% to 5.00% of the issued principal balances. The fee is deducted from the loan proceeds at the time of issuance.

Consumer Loan origination fees received on loans are recognized as a component of non-interest revenue at the time of loan acquisition and were $90.8 million (including $4.9 million in origination fees related to Loan sales to unrelated third party purchasers that is recorded in Other Revenue—see Note 2 – Summary of Significant Accounting Policies – Whole Loan Sales) and $26.0 million for the year ended December 31, 2013 and the nine months ended December 31, 2012, respectively, an increase of 249%. The increase in these fees was primarily due to an increase in Consumer Loan origination volumes from $608.2 million for the nine months ended December 31, 2012 to $2,064.6 million for the year ended December 31, 2013, an increase of 239%. Average Consumer Loan origination fees were 4.4% and 4.3% of the principal amount of loan for the year ended December 31, 2013 and nine months ended December 31, 2012, respectively. The increase in the average Consumer Loan origination fee was primarily due to a higher percentage of both 60 month Consumer Loans and C-G grade Consumer Loans being originated that have higher origination fees.

Consumer Loan origination fees were $26.0 million and $13.7 million for the nine months ended December 31, 2012 and year ended March 31, 2012 respectively, an increase of 90%. The increase in these fees was primarily due to an increase in Consumer Loan origination volumes from $321.1 million for the year ended March 31, 2012 to $608.2 million for the nine months ended December 31, 2012, an increase of 90%. Average Consumer Loan origination fees were 4.3% of the principal amount of Consumer Loans originated for the nine months ended December 31, 2012 and year ended March 31, 2012.

Servicing Fees

We charge investors ongoing service fees for Notes and certain Certificates. The servicing fee compensates us for the costs we incur in servicing the related Loan, including managing payments from borrowers, payments to the Investors and maintaining investors’ account portfolios. These service fees are charged based upon borrower Loan payment amounts received by us on behalf of a Note or Certificate holder.

Servicing fees earned from Note and certain Certificate holders that relate to cash flows received on related Loans were $3.5 million and $1.5 million for the year ended December 31, 2013 and the nine months ended December 31, 2012, respectively, an increase of 138%. The increase in servicing fees was primarily due to increased balances of Notes and certain Certificates outstanding during the year ended December 31, 2013 versus during the nine months ended December 31, 2012.

Servicing fees earned from Note and certain Certificate holders were $1.5 million and $1.2 million for the nine months ended December 31, 2012 and year ended March 31, 2012, respectively, an increase of 21%. The increase in servicing fees was primarily due to increased balances of Notes and certain Certificates outstanding during the year ended December 31, 2012 versus during the year ended March 31, 2012.

Management Fees and Assets Under Management

LCA charges most Certificate holders a management fee based on their capital account balances in lieu of charging a servicing fee. LCA earned management fees totaling $3.1 million and $0.7 million for the year ended December 31, 2013 and the nine months ended December 31, 2012, respectively, an increase of 328%. The increase in management fees was due primarily to an increase in total assets under management, which were $740.2 million at December 31, 2013 ($639.7 million in the Funds and $100.5 million in SMAs) and $286.7 million at December 31, 2012.

Management fees were $0.7 million and $0.2 million for the nine months ended December 31, 2012 and year ended March 31, 2012, respectively, an increase of 250%. The increase in management fees earned was due primarily to an increase in total assets under management, which were $286.7 million at December 31, 2012 and $103.6 million at March 31, 2012.

As of December 31, 2013, the Funds had approximately $639.7 million in assets with $29.2 million of pending capital contributions from limited partners in escrow, which was contributed to the Funds on the first business day of January 2014. LCA earns a management fee paid by the limited partners of the Funds, paid monthly in arrears, which ranges from 0.70% to 1.25% (annualized) of the month-end balances of partners’ capital accounts. These management fees can be modified or waived for individual limited partners at the discretion of the general partner.

Beginning January 2012, LCA began offering SMAs to individual accredited investors. Investors with SMAs invest in Certificates issued by the Trust. As of December 31, 2013, the SMAs had approximately $100.5 million in assets. LCA earns management fees paid by SMA investors, monthly in arrears, based on cash and Certificate balances in SMAs. These management fees can be modified or waived for individual SMA investors at the discretion of LCA.

Summary of Changes in Assets Under Management

The table below presents our summary of changes in assets under management for LCA, stated at amortized cost except for appreciation which includes fair value adjustments for investments (in millions):

Balance at December 31, 2012	$286.7
Net capital contributions	410.5
Appreciation	43.0

Balance at December 31, 2013	$740.2

Other Revenue

Other revenue consists primarily of gains on sale of whole loans, referral revenue and servicing fees on whole loans sold to unrelated third party purchasers.

Other revenue was $5.5 million and $0.7 million for the year ended December 31, 2013 and the nine months ended December 31, 2012, respectively, an increase of 667%. The increase in other revenue was primarily due to a $3.5 million increase in gain on sale of whole loans to unrelated third party purchasers (see Note 2 – Summary of Significant Accounting Policies – Whole Loan Sales) and a $0.9 million increase in referral revenues. We accounted for the net revenues from whole loan sales through June 30, 2013 as gains on sales of whole loans, which was comprised primarily of the origination fees for such whole loans sold, reduced by certain loan origination expenses and loan servicing net revenues (obligations). Beginning July 1, 2013, we adopted the fair value option for whole loan sales that caused the origination fees for the Loans to be reported as origination fees rather than included in gain on sale of whole loans.

Other revenue was $0.7 million and $0.4 million for the nine months ended December 31, 2012 and the year ended March 31, 2012, respectively, an increase of 77%. The increase in other revenue was primarily due to a $0.3 million increase in gain on sale of whole loans to unrelated third party purchasers.

Net Interest Income

The following table summarizes interest income, interest expense and net interest income for the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012 (in thousands):

	Year	Nine Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	March 31
	2013	2012	2012
Interest Income
Loans	$187,495	$56,829	$32,636
Cash and cash equivalents	12	32	24

Total Interest Income	187,507	56,861	32,660

Interest Expense
Notes and Certificates	$(187,447)	$(56,631)	$(31,777)
Loans payable	—	(11)	(253)

Total Interest Expense	(187,447)	(56,642)	(32,030)

Net Interest Income	$60	$219	$630

Due to the payment dependent feature of Notes and Certificates for payments on related loans, interest income earned on loans equals the interest expense on the Notes and Certificates associated with such loans. Differences between reported interest income earned on loans and interest expense on Notes and Certificates is due to interest earned on loans in which LC has invested in for which there is no corresponding Note or Certificate.

We had net interest income of $0.06 million and $0.22 million for the year ended December 31, 2013 and the nine months ended December 31, 2012, respectively. The decrease in net interest income was primarily due to the reduction in loans financed by us.

We had net interest income of $0.22 million and $0.63 million for the nine months ended December 31, 2012 and year ended March 31, 2012, respectively. The decrease in net interest income was primarily due to the reduction in loans financed by us.

Interest Income on Loans

For the year ended December 31, 2013 and the nine months ended December 31, 2012, interest income from loans was $187.5 million and $56.8 million, respectively. The increase in interest income is primarily due to the increase in the outstanding balances of loans. The average balance of loans outstanding during the year ended December 31, 2013, was $1,262.6 million as compared to an average balance of $551.0 million during the nine months ended December 31, 2012, an increase of 129%. The increase was also due to the fiscal year 2013 including 12 months compared to nine months during the period ended December 31, 2012.

For the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, interest income from loans at fair value was $56.8 million and $32.6 million, respectively. The increase in interest income in the nine months ended December 31, 2012, compared to the prior fiscal year is primarily due to the increase in the outstanding balances of loans. The average balance of Loans outstanding during the nine months ended December 31, 2012, was $551.0 million as compared to an average balance of $249.3 million during the fiscal year ended March 31, 2012, an increase of 121%. The increase was partially offset by the December 31, 2012 period including nine months versus the March 31, 2012 period including twelve months.

Interest Expense on Notes and Certificates

For the year ended December 31, 2013 and the nine month period ended December 31, 2012, we recorded interest expense for Notes and Certificates of $187.4 million and $56.6 million, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of Notes and Certificates. The average balance of Notes and Certificates outstanding during the twelve months ended December 31, 2013, was $1,269.8 million as compared to the average balance of $552.5 million during the nine months ended December 31, 2012, an increase of 130%.

For the nine months ended December 31, 2012 and year ended March 31, 2012, we recorded interest expense for Notes and Certificates of $56.6 million and $31.8 million, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of Notes and Certificates. The average balance of Notes and Certificates outstanding during the nine months ended December 31, 2012, was $552.5 million as compared to the average balance of $247.7 million during the year ended March 31, 2012, an increase of 123%.

Interest Expense on Loans Payable

We did not incur any interest expense for loans payable for the year ended December 31, 2013. All loans payable balances were paid in full as of July 2012. We recorded interest expense for loans payable of $0.01 million and $0.25 million, for the nine months ended December 31, 2012 and the year ended March 31, 2012, respectively.

Fair Value Adjustments on Loans and Notes and Certificates

At December 31, 2013, we estimated the fair value of loans and their related Notes and Certificates using a discounted cash flow valuation methodology. The discounted cash flow valuation methodology uses the historical actual defaults and losses and recoveries on our loans over the past several years to project future losses and net cash flows on loans.

The fair value adjustments for loans were largely offset by the fair value adjustments of the Notes and Certificates at fair value due to the member payment dependent design of the Notes and Certificates, and because the principal balances of the loans are similar to the combined principal balances of the Notes and Certificates. Accordingly, the net fair value adjustment losses for loans and Notes and Certificates were $0.033 million, $0.595 million and $0.001 million for the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012, respectively.

Operating Expenses

The following table summarizes our operating expenses for the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012 (in thousands):

	Year Ended	Nine Months Ended
	December 31,	December 31,
	2013	2012	$ Change	% Change
Sales and marketing	$39,037	$14,723	$24,314	165%
Origination and servicing	17,217	6,134	11,083	181%
General and administrative: Technology	13,922	3,994	9,928	249%
General and administrative: Other	20,518	7,980	12,538	157%

Total Operating Expenses	$90,694	$32,831	$57,863	176%

	Nine Months Ended	Year Ended
	December 31,	March 31,
	2012	2012	$ Change	% Change
Sales and marketing	$14,723	$12,571	$2,152	17%
Origination and servicing	6,134	5,099	1,035	20%
General and administrative: Technology	3,994	2,712	1,282	47%
General and administrative: Other	7,980	7,359	621	8%

Total Operating Expenses	$32,831	$27,741	$5,090	18%

Sales and Marketing

Sales and marketing expense consists primarily of borrower and investor acquisition costs and salaries, benefits and stock-based compensation expense related to our sales and marketing staff. Sales and marketing expenses for the year ended December 31, 2013 and nine months ended December 31, 2012 were $39.0 million and $14.7 million, respectively, an increase of 165%. The increase was primarily due to an increase in acquisition costs related to expansion of direct mail and other borrower and investor acquisition programs and an increase in personnel related expenses.

Sales and marketing expenses for the nine months ended December 31, 2012 and year ended March 31, 2012 were $14.7 million and $12.6 million, respectively, an increase of 17%. The increase was primarily due to an acquisition costs related to expansion of direct mail programs and an increase in personnel related expenses.

Origination and Servicing

Origination and servicing expense consists primarily of salaries, benefits and stock-based compensation expense related to our credit, collections, customer support and payment processing staff and vendor costs associated with facilitating and servicing loans. Origination and servicing expenses for the year ended December 31, 2013 and nine months ended December 31, 2012 were $17.2 million and $6.1 million, respectively, an increase of 181%. The increase was primarily due to an increase in personnel related expenses as we expanded our credit and customer support teams to keep pace with increased loan application and processing volume and an increase in consumer reporting agency and loan processing costs which was also driven by higher loan volumes.

Origination and servicing expenses for the nine months ended December 31, 2012 and year ended March 31, 2012 were $6.1 million and $5.1 million, respectively, an increase of 20%. The increase was primarily due to an increase in personnel related expenses as we expanded our credit and customer support teams to keep pace with increased loan application and processing volume.

General and Administrative: Technology

Technology expense consists primarily of salaries, benefits and stock-based compensation expense for our technology team and the cost of subcontractors who work on the development and maintenance of our platform. Technology expense also includes non-capitalized hardware and software costs and depreciation and amortization expense on technology assets. Technology expenses for the year ended December 31, 2013 and the nine months ended December 31, 2012 were $13.9 million and $4.0 million, respectively, an increase of 249%. The increase was primarily due to an increase in personnel related expenses resulting from increased headcount and contract labor expense as we enhanced our website tools and functionality, an increase in expensed equipment and software and an increase in depreciation expense reflecting our continued investment in technology infrastructure.

Technology expenses for the nine months ended December 31, 2012 and year ended March 31, 2012 were $4.0 million and $2.7 million, respectively, an increase of 47%. The increase was primarily due to an increase in personnel related expenses resulting from increased headcount and contract labor expense as we enhanced our website tools and functionality.

We began capitalizing website and internally developed software costs in October 2012. For the year ended December 31, 2013 and the nine months ended December 31, 2012, we capitalized $3.8 million and $0.4 million in software development costs, respectively.

General and Administrative: Other

Other general and administrative expense consists primarily of salaries, benefits and stock-based compensation expense for our accounting and finance, business development, legal, human resources and facilities staff, professional fees related to legal and accounting and facilities expense. Other general and administrative expenses for the year ended December 31, 2013 and the nine months ended December 31, 2012, were $20.5 million and $8.0 million, respectively, an increase of 157%. The increase was primarily due to an increase in personnel related expenses from increased headcount and an increase in rent and facilities expenses.

Other general and administrative expenses for the nine months ended December 31, 2012 and year ended March 31, 2012, were $8.0 million and $7.4 million, respectively, an increase of 8%. The increase was primarily due to an increase in personnel related expenses from increased headcount.

Income Taxes

We recorded no provision for income taxes related to the pre-tax income for the year ended December 31, 2013 due to the availability of deferred tax assets subject to a full valuation to offset current year income. The Company recorded no tax benefits related to our pre-tax losses for the nine month period ended December 31, 2012 and the year ended March 31, 2012 as the tax benefits on such losses were offset by increases in the valuation allowance. Deferred tax assets, such as the future benefit of net operating loss deductions against future taxable income, can be recognized if realization of such tax-related assets is more likely than not. Given our history of operating losses, it is difficult to accurately forecast when and in what amounts future results will be affected by the realization, if any, of the tax benefits of future deductions for our net operating loss carry forwards. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

At December 31, 2013, we had $49.3 million in available cash and cash equivalents. We primarily hold our excess unrestricted cash in short-term interest-bearing money market funds at highly-rated financial institutions. We believe that our current cash position is sufficient to meet our current liquidity needs. Our current operating plan calls for continued investments in technology, new business development, security infrastructure, underwriting, credit processing and marketing. If assumptions regarding our continued growth and our operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to continue operating on a cash-flow positive basis. To date, we have funded our cash requirements with proceeds from the sale of our equity securities, issuance of loans payable and recently through operations.

At December 31, 2013, we had $12.2 million in restricted cash. Restricted cash at December 31, 2013 consisted primarily of pledges of $3.0 million as security for WebBank, $3.4 million for an investor as part of a credit support agreement, $3.9 million of cash held in trust and $1.7 million as security for a correspondent bank that clears our borrowers’ and investors’ cash transactions.

The following table summarizes our cash flows for the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012 (in thousands).

	Year Ended	Nine Months Ended	Year Ended
	December 31,	December 31,	March 31,
	2013	2012	2012
Cash provided by (used in)
Operating activities	$1,139	$(393)	$(11,086)
Investing activities	(1,120,615)	(441,145)	(218,806)
Financing activities	1,116,224	462,845	247,800

Net (decrease) increase in cash	$(3,252)	$21,307	$17,908

Net cash provided by (used in) operating activities for the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012 was $1.1 million, $(0.4 million) and ($11.1 million), respectively. Net cash provided by operating activities was positive for the year ended December 31, 2013 due to our continued profitability. For the nine months ended December 31, 2012 and the year ended March 31, 2012, net cash used in operating activities funded ongoing operations such as compensation and benefits, legal and accounting services, marketing, technology and cost of service expenses.

Net cash used in investing activities for the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012 was $1,120.6 million, $441.1 million and $218.8 million, respectively. Net cash used in investing primarily represents acquisitions of loans (excluding acquisition of loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of loans), offset by repayment of loan.

Net cash provided by financing activities for the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012 was $1,116.2 million, $462.8 million and $247.8 million, respectively. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes and Certificates, partially offset by payments on Notes and Certificates. In addition, we received proceeds of $17.3 million and $31.9 million from the issuance of preferred stock in June 2012 and July 2011, respectively.

As of December 31, 2013, our capital structure consisted of preferred stock of $103.2 million, common stock and additional paid in capital of $15.0 million, accumulated deficit of $50.3 million and total stockholders’ equity was $68.1 million. Our net income for the year ended December 31, 2013 was $7.3 million. For the year ended December 31, 2013, we were able to generate positive cash flows from operations.

Critical Accounting Policies

The accounting policies which are more fully described in Note 2 to our consolidated financial statements reflect our most significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results including: (i) fair value determinations for Loans, Notes and Certificates; (ii) stock-based compensation expense; (iii) provision for income taxes, net of valuation allowance for deferred tax assets and (iv) consolidation of variable interest entities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

Fair Value of Loans, Notes and Certificates

We have elected fair value accounting for Loans and related Notes and Certificates. The fair value election for these Loans, Notes and Certificates allows symmetrical accounting for the timing and amounts recognized for both expected unrealized losses and charge-off losses on the Loans and the related Notes and Certificates, consistent with the member payment dependent design of the Notes and Certificates.

We estimate the fair values of Loans and their related Notes and Certificates using a discounted cash flow valuation methodology. The fair valuation methodology considers projected prepayments, if significant, and uses the historical actual defaults, losses and recoveries on our Loans over the past several years to project future losses and net cash flows on Loans.

We include in earnings the estimated unrealized fair value gains or losses during the period of Loans, and the offsetting estimated fair value losses or gains attributable to the expected changes in future payments on Notes and Certificates (see Note 2 – Summary of Significant Accounting Policies—Loans at Fair Value and Notes and Certificates at Fair Value).

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. As a result, we are required to estimate the amount of stock-based compensation we expect to be forfeited based on our historical experience. If actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of variables. These variables include the fair value of our common stock, our expected common stock price volatility over the expected term of the options, expected term of the stock option, risk-free interest rates, and expected dividends, which are estimated as follows:

•	Fair Value of Our Common Stock: The fair value of the shares of common stock underlying stock options has historically been established by the board of directors primarily based upon a valuation provided by an independent third-party valuation firm. Because there is no public market for our common stock, our board of directors has relied upon this independent valuation and other factors, including, but not limited to, the current status of the technical and commercial success of the Company’s operations, the financial condition of the Company, the stage of the Company’s product design and development, and competition to establish the fair value of our common stock at the time of grant of the option.

•	Expected Term: The expected term was estimated using the simplified method allowed under SEC guidance.

•	Volatility: The expected stock price volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations. Industry peers consist of several public companies in the technology industry similar in size, stage of life cycle and financial leverage.

•	Risk-free Rate: The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend Yield: We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

Provision for Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized (see Note 2 – Summary of Significant Accounting Policies—Income Taxes).

Consolidation of Variable Interest Entities

The determination of whether to consolidate a variable interest entity (VIE) in which we have a variable interest requires a significant amount of analysis and judgment whether we are the primary beneficiary of a VIE via a controlling financial interest in the VIE. A controlling financial interest in a VIE exists if we have both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and a potentially significant economic interest in the VIE. The determination of whether an entity is a VIE considers factors such as: (i) whether the entity’s equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support; or (ii) when a holder’s equity investment at risk lacks any of the following characteristics of a controlling financial interest: the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the entity’s success, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the legal entity.

We established the Trust in February 2011 to acquire and hold Loans for the benefit of Investors that purchase Certificates issued by the Trust. The Trust conducts no other business other than purchasing and retaining Loans or portions thereof for the benefit of the Funds and their underlying limited partners. The Trust holds Loans, the cash flows of which are used to pay debt service on the Certificates invested in by the Funds but does not hold any portions of Loans that are financed by us directly or through the purchase and sale of Notes.

In the event of our insolvency, it is anticipated that the assets of the Trust would not become part of the bankruptcy estate, but that outcome is uncertain. As a result of this risk and uncertainty and in connection with the formation of the Funds, it was determined that in order to achieve any reasonable success in raising investment capital that the assets to be invested in by the Funds must be held by an entity that was separate and distinct from us (i.e. bankruptcy remote) in order to reduce this risk and uncertainty.

Our capital contributions have been insufficient to allow the Trust to finance its purchase of any significant amount of Loans without the issuance of Certificates to Investors. The Trust’s capitalization levels and structure, wherein investors’ have beneficial interests in loans via the Certificates, qualifies the Trust as a VIE. That is, the Trust’s equity investment at risk is not sufficient. We believe we are the primary beneficiary of the Trust because of our controlling financial interest in the Trust. Further the Trust is designed to pass along interest rate risk and credit risk to investors in the Certificates. Our exposure to the Trust include its servicing fee revenue, its right to a portion of default collections, and its obligation to repurchase loans in certain instances. We perform or direct activities that significantly affect the Trust’s economic performance via: (i) operation of the platform that enables borrowers to apply for loans purchased by the Trust; (ii) credit underwriting and servicing of loans purchased by the Trust; and (iii) LCA’s role to source investors that ultimately purchase Certificates that supply the funds for the Trust to purchase loans. Collectively, the activities described above allow us to fund more loans, and to collect the related loan origination fees, and for LCA to collect the management fees on the investors’ capital used to purchase Trust Certificates, than would be the case without the existence of the Trust. Therefore, we receive significant economic benefits from the existence and activities conducted by the Trust. Accordingly, because we have concluded that capital contributions to the Trust qualify as equity investments in a VIE in which we are the primary beneficiary, we have consolidated the Trust’s operations and all intercompany accounts have been eliminated.

We reviewed our relationship to the Funds in which LCA is the general partner but in which neither LC nor LCA has contributed capital. We concluded that LCA’s contractual relationship to the Funds does not meet the requirements for consolidation of the Funds into our consolidated financial statements. Further we determined that our interest as general partner does not represent a variable interest in the Funds. As of December 31, 2013, we did not have any controlling interests in Funds, other than our interest in the Trust discussed above, that would require inclusion in our consolidated financial statements. Management regularly reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE and whether we are required to consolidate such VIE in our consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 5, 2013, Grant Thornton L.L.P. (“Grant Thornton”), the independent registered public accounting firm of LC Corporation, was dismissed by the Company. We engaged Deloitte & Touche L.L.P. (“Deloitte”) as our independent registered public accounting firm for our third quarter ended September 30, 2013 and fiscal year ended December 31, 2013. Our decision to dismiss Grant Thornton and to engage Deloitte was approved by the Audit Committee of the Company on September 5, 2013. Such change was reported by us in a Current Report on Form 8-K dated September 5, 2013, which was filed with the SEC on September 11, 2013.

Item 9A. Controls and Procedures

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

As required by Rule 13a-15(b) of the 1934 Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the 1934 Act.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control—Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s new Interpretive Guidance in Release No. 34-55929.

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

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our directors and executive officers as of March 31, 2014:

Name	Age	Position(s)
Renaud Laplanche	43	Chief Executive Officer and Director
Chaomei Chen	55	Chief Risk Officer
Carrie L. Dolan	49	Chief Financial Officer
John MacIlwaine	44	Chief Technology Officer
Scott Sanborn	44	Chief Operating Officer
Daniel T. Ciporin	56	Director
Jeffrey M. Crowe	57	Director
Rebecca Lynn	40	Director
John J. Mack	69	Director
Mary Meeker	54	Director
John C. Morris	55	Director
Larry Summers	59	Director

Renaud Laplanche

Mr. Laplanche has served as our Chief Executive Officer and Founder and as a Director since January 2007. From June 2005 to October 2006, Mr. Laplanche served as Head of Product Management, Search Technologies, for Oracle Corporation. From September 1999 to June 2005, Mr. Laplanche served as the Founder and Chief Executive Officer of TripleHop Technologies, an enterprise software company, whose assets were acquired by Oracle Corporation in June 2005. Mr. Laplanche holds a post-graduate DESS-DJCE degree (Tax and Corporate Law) from the Université de Montpellier, Montpellier, France and an M.B.A. from HEC Business School, Paris, France.

Chaomei Chen

Ms. Chen has served as our Chief Risk Officer since June 2011. From September 2008 to August 2009, Ms. Chen served as Chief Risk Officer at JP Morgan Chase Card Services where she was responsible for business and credit risk in the Southwestern Washington Mutual portfolio. Ms. Chen holds a B.S. in mathematics from Jiaotong University in China and an M.S.E. in mathematical science from The Johns Hopkins University.

Carrie L. Dolan

Ms. Dolan has served as our Chief Financial Officer since August 2010. From May 2007 to January 2010, Ms. Dolan served as Treasurer for The Charles Schwab Corporation. Ms. Dolan holds a B.A. in finance from the University of California, Berkeley and an M.B.A. from University of California, Berkeley’s Haas School of Business.

John MacIlwaine

Mr. MacIlwaine has served as our Chief Technology Officer since July 2012. From April 2007 to November 2011, Mr. MacIlwaine served as head of global development at Visa, Inc. where he led program management and information services, including web application development, data warehousing, business intelligence and mobile development, and oversaw all new technology initiatives for the company. Mr. MacIlwaine holds a B.S. in computer engineering from the University of Michigan.

Scott Sanborn

Mr. Sanborn has served as our Chief Operating Officer since April 2013 and served as our Chief Marketing officer from May 2010 to March 2013. From November 2008 to February 2010, Mr. Sanborn served as the Chief Marketing and Revenue Officer for eHealthInsurance, a publicly traded e-commerce company. Mr. Sanborn holds a B.A., cum laude, from Tufts University.

Daniel T. Ciporin

Mr. Ciporin has been a member of our board of directors since August 2007. Mr. Ciporin joined Canaan Partners in March 2007 and is currently a General Partner specializing in digital media, financial technology and e-commerce investments. From March 2006 to March 2007, Mr. Ciporin served as Chairman of the Internet Lab, a U.S.-Israeli incubator for early-stage consumer internet startups. From January 1999 to June 2005, Mr. Ciporin served as Chairman and Chief Executive Officer of Shopping.com, a publicly traded online comparison shopping service. Mr. Ciporin holds an A.B. from Princeton University’s Woodrow Wilson School of Public and International Affairs and an M.B.A. from Yale University. Mr. Ciporin serves on our Compensation Committee and Risk Committee.

Jeffrey M. Crowe

Mr. Crowe has been a member of our board of directors since August 2007. With over 20 years of CEO and executive experience in technology companies. Mr. Crowe joined Norwest Venture Partners (NVP) in 2004 and became Managing Partner in 2013. Mr Crowe focuses on investments in the internet, consumer and software arenas and currently serves on the boards of RetailMeNot and several privately-held companies, including Badgeville, Extole, Owler, The Echo Nest, trueXmedia, Turn, Madison Reed and AdChina. From December 1999 to April 2001, Mr. Crowe served as President, Chief Operating Officer and Director of DoveBid, a privately held business auction firm. From May 1990 to November 1999, Mr. Crowe served as Chief Executive Officer and Director of Edify Corporation, a publicly traded enterprise software company. Mr. Crowe holds an M.B.A. from the Stanford University Graduate School of Business and a B.A. in History from Dartmouth College. Mr. Crowe serves as the Chair of our Compensation Committee and also serves on our Risk Committee.

Rebecca Lynn

Ms. Lynn has been a member of our board of directors since March 2009. Ms. Lynn joined Morgenthaler Ventures in 2007 and became a Partner in 2010. She focuses on early-stage investments in financial services, mobile, health, IT and internet services. From 2003 to 2007, Ms. Lynn ran her own consulting business, Marengo Marketing, focusing on online marketing for financial services and affiliate marketing. From 1998 to 2002, Ms. Lynn led product development efforts and served as the Vice President of Marketing at NextCard, Inc. Ms. Lynn began her career at Procter and Gamble’s corporate headquarters where she worked in international new product market entry. Ms. Lynn holds a J.D./M.B.A. from the Haas School of Business and U.C. Berkeley School of Law at the University of California, Berkeley and a B.S. in chemical engineering from the University of Missouri. Ms. Lynn serves on our Audit and Compensation Committees.

John J. Mack

Mr. Mack joined our board of directors in April 2012. He served as Chairman of the Board of Morgan Stanley from 2005 to 2011 and also served as Chief Executive Officer of Morgan Stanley from June 2005 until December 2009, during which time he oversaw the firm’s conversion into a bank holding company. Mr. Mack was Co-Chief Executive Officer of Credit Suisse Group from 2003 to 2004 and President, Chief Executive Officer and Director of Credit Suisse First Boston from 2001 to 2004. He became President, Chief Operating Officer and Director of Morgan Stanley Dean Witter & Co. in 1997 and served in that position until 2001. Mr. Mack joined Morgan Stanley in 1972 in the bond department and served as head of the Worldwide Taxable Fixed Income Division from 1985 to 1992, became Chairman of the Operating Committee in 1992 and became President in 1993. Mr. Mack is a Senior Advisor of both Morgan Stanley & Co. LLC and KKR & Co. L.P. Mr. Mack serves as the Chair of our Nominating and Corporate Governance Committee and also serves on our Compensation Committee.

Mary Meeker

Ms. Meeker joined our board of directors in June 2012. Ms. Meeker is a General Partner at Kleiner Perkins Caulfield and Byers, or KPCB. Ms. Meeker joined KPCB in January 2011. She focuses on investments in the firm’s digital practice and helps lead KPCB’s Digital Growth Fund, a U.S. $1 billion fund targeting high-growth Internet companies that have achieved rapid adoption and scale. From 1991 to 2010, Ms. Meeker worked at Morgan Stanley where she served as a managing director and research analyst. Ms. Meeker holds a B.A. and Honorary Doctor of Letters degree from DePauw University and an M.B.A. from Cornell University. Ms. Meeker serves on our Audit Committee and Nominating and Corporate Governance Committee.

John C. Morris

Mr. Morris joined our board of directors in February 2013. He is currently the managing partner of Nyca Partners, a venture capital and advisory company. He also serves as an advisory director at growth equity firm General Atlantic and is a director for two portfolio companies. Mr. Morris previously served as president of Visa Inc. from 2007 to 2009. Mr. Morris’ tenure coincided with the global payments company’s initial public offering and a reorganization that merged several separate businesses into a new company. Prior to Visa, Mr. Morris previously spent 27 years at Citigroup and its predecessor companies in various leadership positions, with his final position as CFO and Head of Finance, Technology and Operations for Citi Markets and Banking. Mr. Morris graduated from Dartmouth College in 1980. Mr. Morris serves as the Chair of our Audit Committee and Risk Committee.

Lawrence Summers

Mr. Summers joined our board of directors in December 2012. Mr. Summers is the Charles W. Eliot University Professor & President Emeritus of Harvard University and the Weil Director of the Mossavar-Rahmani Center for Business & Government at Harvard’s Kennedy School. He has served in various senior policy positions in Washington, D.C., including as the 71st Secretary of the Treasury for President Clinton, Director of the National Economic Council for President Obama and Vice President of Development Economics and Chief Economist of the World Bank. He holds a B.S. from the Massachusetts Institute of Technology and a Ph.D. from Harvard University. Mr. Summers serves on our Nominating and Corporate Governance Committee.

Board of Directors’ Role in Risk Management

Our board of directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, improving long-term organizational performance and enhancing stockholder value. Risk management includes not only understanding our specific risks and the steps management implements to manage those risks, but also what level of risk is acceptable and appropriate for us. Management is responsible for establishing our business strategy, identifying and assessing the related risks and implementing appropriate risk management practices. Our board of directors and Risk Committee review our business strategy and management’s assessment of the related risk, and discusses with management the appropriate level of risk for us.

The board of directors along with our Audit Committee also oversee financial risk exposures, including monitoring the integrity of our consolidated financial statements, internal control over financial reporting, and the independence of our Independent Registered Public Accounting Firm. The board of directors, through the audit committee, receives periodic internal controls and related assessments from our finance department. The board of directors, through the audit committee, in fulfilling its oversight responsibility with respect to compliance matters, meets at least quarterly with our finance department, independent registered public accounting firm and internal or external legal counsel to discuss risks related to our financial reporting function. In addition, the board of directors ensures that our business is conducted with the highest standards of ethical conduct in compliance with applicable laws and regulations by ensuring that our Code of Business Conduct and Ethics is current and that employees are aware of and understand the Code and monitor our Whistleblower Hotline.

The board of directors participates in the design of compensation structures that create incentives that encourage a level of risk-taking behavior consistent with our business strategy.

Board Leadership

Because our common stock is not listed on a national exchange, we are not required to maintain a board of directors consisting of a majority of independent directors, or to maintain an audit, nominating or compensation committee. We do not have a lead independent director. The board of directors has no formal chairman and the duties are performed by our Chief Executive Officer who: (i) works with the board of directors to schedule meetings and set meeting agendas; (ii) presides as the chair at executive sessions of directors; (iii) serves as the principal liaison between the board of directors and our executive officers; (iv) briefs the board on issues or concerns arising between meetings of the board of directors, which are generally held monthly; (v) participates actively in corporate governance; and (vi) performs such other duties as the board of directors may, from time to time, delegate. The board of directors believe that the performance of these duties by our Chief Executive Officer provides more consistent communication and coordination throughout the organization, which results in a more effective and efficient implementation of corporate strategy. The board of directors further believes that this combination is important in unifying our strategy behind a single vision. We believe this structure provides consistent and effective oversight of our management and LC and is optimal for us, our operations, stockholders, and investors.

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

Director Attributes

Our goal is to assemble a board of directors that operates cohesively and works with management in a constructive way so as to deliver long term stockholder value. We believe that our directors possess valuable experience necessary to guide our business in the best interests of the stockholders. Our current board of directors consists of individuals with proven records of success in their chosen professions. They all have the highest integrity and a keen intellect. They are collegial yet independent in their thinking, and are committed to the hard work necessary to be informed about the lending industry, our company, and its key constituents including borrowers, investors, stockholders and management. Most of our directors have expertise in technology, innovation and strategy.

Board Composition and Election of Directors

As of December 31, 2013, our board of directors consisted of eight members, all of whom were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of our stockholders. The board composition provisions of our voting rights agreement will continue until the agreement terminates in accordance with its terms.

Holders of the Notes offered through our platform have no ability to elect or influence our directors or approve significant corporate transactions, such as a merger or other sale of our Company or its assets.

There are no family relationships among any of our directors or executive officers.

Director Independence

Because our common stock is not listed on a national securities exchange, we are not required to maintain a board consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors. Nevertheless, our board of directors approved the formation of these committees. Our board of directors has not analyzed the independence of our directors under any applicable stock exchange listing standards.

Board Committees

Nominating and Governance Committee

Our board of directors approved the formation of a Nominating and Governance Committee on December 18, 2013. As of December 31, 2013, the members of the Nominating and Governance Committee were John Mack (Chair), Mary Meeker and Larry Summers.

The Nominating and Corporate Governance Committee ensures that the board is properly constituted to meet its statutory, fiduciary and corporate governance oversight. The Committee will advise the board on corporate governance matters and board performance matters including making recommendations regarding the structure and composition of the board and board committees and developing, recommending and monitoring compliance with corporate governance guidelines and policies and the Code of Business Conduct and Ethics for the Company. The Committee will meet at least twice per year or more frequently, as determined appropriate by the Committee.

Compensation Committee

Our board of directors approved the formation of a Compensation Committee on December 18, 2013. As of December 31, 2013, the members of the Compensation Committee were Daniel Ciporin, Jeffrey Crowe (Chair), Rebecca Lynn and John Mack.

The Compensation Committee oversees LC’s executive officer and director compensation arrangements, plans, policies and programs maintained by the us and administers our cash-based and equity-based compensation plans and arrangements for employees generally (including issuance of stock options and other equity-based awards granted other than pursuant to a plan). The Compensation Committee will meet at least twice per year or more frequently, as determined appropriate by the Compensation Committee.

Audit Committee

Our board of directors approved the formation of an Audit Committee on November 4, 2010. As of December 31, 2013, the members of the Audit Committee were Rebecca Lynn, Mary Meeker and John C. Morris (Chair). In addition, the board has determined that John C. Morris is an audit committee financial expert, as that term is defined under the SEC rules.

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

Risk Committee

Our board of directors approved the formation of a Risk Committee on December 18, 2013. As of December 31, 2013, the members of the Risk Committee were Dan Ciporin, Jeff Crowe and John C. Morris (Chair).

The Risk Committee assists the board in its oversight of the Company’s key risks, including credit, technology/security, strategic, legal and compliance and operational risks, as well as the guidelines, policies and processes for monitoring and mitigating such risks. The chairman of the Risk Committee coordinates with the chairman of the Audit Committee to assist the Audit Committee in its review of the Company’s risks that have been delegated to the Audit Committee in its charter. The chairman of the Risk Committee also coordinates with the chairman of the Compensation Committee to assist the Compensation Committee in its consideration of the relationship between risk management policies and practices, corporate strategy and senior executive compensation. The Risk Committee will meet at least four times per year or more frequently, as determined appropriate by the Risk Committee.

Director Compensation

The following table shows compensation for the year ended December 31, 2013 to our directors who were not also named executive officers at the time they received compensation as directors:

Option
Awards
Name of Director	($)(1)
Daniel Ciporin	—
Jeffrey Crowe	—
Rebecca Lynn	—
John J. Mack	—
Mary Meeker	—
John C. Morris	1,235,850	(2)
Larry Summers	—

(1)	Calculated in accordance with FASB ASC Topic 718.

(2)	Based on 165,000 options to purchase common stock at an exercise price of $2.78 per share, granted on February 22, 2013. The options will vest in equal quarterly installments over sixteen (16) months from the effective date of the applicable grant, subject to continued service on the Board of Directors.

During the year ended December 31, 2013, none of our directors received any cash compensation for services as a member of our board of directors. From time to time, we reimburse certain of our non-employee directors for travel and other expenses incurred in connection with attending our board and audit committee meetings.

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

In addition to the indemnification provided for in our amended and restated certificate of incorporation and amended and restated bylaws, we have entered into indemnification agreements with each of our directors and officers. The indemnification agreements require us, among other things, to indemnify such persons for all expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement (if such settlement is approved in advance by LC) (collectively, “Expenses”), actually and reasonably incurred by such person in connection with the investigation, defense or appeal of any proceeding to which such person may be made a party, a potential party, a non-party witness, or otherwise by reason of: (1) any proceeding to which such person may be made a party by reason of: (i) such person’s service as a director or officer of LC; (ii) any action taken by such person while acting as director, officer, employee or agent of LC; or (iii) such person’s actions while serving at the request of LC as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, and in any such case described above, whether or not serving in any such capacity at the time any liability or expense is or was incurred; or (2) establishing or enforcing a right to indemnification under the agreement.

Under these agreements, we are not obligated to provide indemnification: (1) on account of any proceeding with respect to: (i) remuneration paid to such person in violation of law; (ii) an accounting, disgorgement or repayment of profits made from the purchase or sale by such person of securities of LC against such person pursuant to the provisions of Section 16(b) of the Exchange Act, or other provisions of any federal, state or local statute or rules and regulations thereunder; (iii) conduct that was in bad faith, knowingly fraudulent or deliberately dishonest or constituted willful misconduct (but only to the extent of such specific determination); or (iv) conduct that constitutes a breach of such person’s duty of loyalty or resulting in any personal profit or advantage to which such person is not legally entitled; (2) for any proceedings or claims initiated or brought by such person not by way of defense; (3) for any amounts paid in settlement without our written consent; or (4) if such indemnification would be in violation of any undertaking appearing in and required by the rules and regulations promulgated under the Securities Act, or in any registration statement filed with the SEC. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.

We also maintain an insurance policy that covers certain liabilities of directors and officers of our Company arising out of claims based on acts or omissions in their capacities as directors or officers.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation earned during the year ended December 31, 2013 and the nine months ended December 31, 2012 by each of our named executive officers:

Name and Principal Position	Year		Salary ($)	Bonus ($)	Option awards ($)(1)	All Other Annual Compensation ($)	Total ($)
Renaud Laplanche	2013		314,583	203,760	—	—	518,343
Chief Executive Officer (3)	2012	(2)	216,667	168,750	1,390,000	—	1,775,417

Carrie Dolan	2013		314,583	153,547	—	—	468,130
Chief Financial Officer (4)	2012	(2)	220,833	103,125	556,000	—	879,958

Scott Sanborn	2013		314,583	153,547	—	—	468,130
Chief Operating Officer (5)	2012	(2)	220,833	103,125	695,000	—	1,018,958

(1)	Calculated in accordance with Financial Accounting Standards Board ASC 718 using a Black-Scholes model for outstanding options to purchase shares of our common stock. The key assumptions used in our stock option valuation calculation are discussed in Note 10 – Stock-Based Compensation and Other Employee Benefits Plans of our consolidated financial statements.

(2)	Refers to the Transition period April 1, 2012 to December 31, 2012.

(3)	Mr. Laplanche received awards of 500,000 stock options in the nine months ended December 31, 2012 with an exercise price of $2.78 per share and 1,320,000 stock options in the fiscal year ended March 31, 2011 with an exercise price of $0.41 per share, which are subject to the terms and conditions of our 2007 plan, as set forth below.

(4)	Ms. Dolan joined LC on August 16, 2010 as our Chief Financial Officer. Ms. Dolan received awards of 200,000 stock options in the nine months ended December 31, 2012 with an exercise price of $2.78 per share and 666,567 stock options in the fiscal year ended March 31, 2011 with an exercise price of $0.41 per share, which are subject to the terms and conditions of our 2007 plan, as set forth below.

(5)	Mr. Sanborn joined LC on May 24, 2010 as our Chief Marketing Officer and was promoted to Chief Operating Officer in April 2013. Mr. Sanborn received awards of 250,000 stock options in the nine months ended December 31, 2012 with an exercise price of $2.78 per share and 799,880 stock options on May 28, 2010, with an exercise price of $0.41, which are subject to the terms and conditions of our 2007 plan, as set forth below.

At December 31, 2013, Mr. Laplanche’s base salary was $325,000 per year and he is eligible to receive an annual performance bonus. Mr. Laplanche had a target bonus opportunity of $150,000, assuming achievement of a series of mutually agreed upon performance milestones set each fiscal year. The amount of Mr. Laplanche’s bonus, if any, shall be determined by the board of directors in its sole discretion. The employment agreement also entitles Mr. Laplanche to receive all customary and usual fringe benefits available to our employees.

At December 31, 2013, Ms. Dolan’s base salary was $325,000 per year and she is eligible to receive an annual performance bonus. Ms. Dolan had a target bonus opportunity of $125,000, with the ability to earn up to 150% assuming achievement of or exceeding a series of mutually agreed upon performance objectives set each fiscal year. The employment agreement also entitles Ms. Dolan to receive all customary and usual fringe benefits available to our employees.

At December 31, 2013, Mr. Sanborn’s base salary was $325,000 per year and he is eligible to receive an annual performance bonus. Mr. Sanborn had a target bonus opportunity of $125,000, assuming achievement of a series of mutually agreed upon performance objectives set each fiscal year. The employment agreement also entitles Mr. Sanborn to receive all customary and usual fringe benefits available to our employees.

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

Initial option grants typically vest over four years, with one quarter of the shares subject to the stock option vesting on the one year anniversary of the vesting commencement date and the remaining shares vesting in equal quarterly installments thereafter over three years. Subsequent grants generally vest quarterly for executive officers. All options have a ten-year term. Additional information regarding accelerated vesting upon or following a change in control is discussed below under “Post Employment Compensation.”

Outstanding Equity Awards

The following table sets forth certain information regarding outstanding equity awards granted to our executive officers that remain outstanding as of December 31, 2013.

			Exercisable (#)	Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Name and Principal Position	Grant Date
Renaud Laplanche	10/16/2012	(1)	125,000	375,000	2.78	10/16/2022
	5/28/2010	(2)	1,155,000	165,000	0.41	5/28/2020
Carrie Dolan	10/16/2012	(1)	30,266	150,000	2.78	10/16/2022
	2/23/2011	(3)	41,660	124,982	0.41	2/23/2021
Scott Sanborn	10/16/2012	(1)	62,500	187,500	2.78	10/16/2022
	5/28/2010	(4)	241,780	99,985	0.41	5/28/2020

(1)	25% of these options vest over the first four quarters beginning January 1, 2013, with the remainder vesting ratably over the following 12 calendar quarters.

(2)	25% of these options vested on April 1, 2011, with the remainder vesting ratably over the following 12 calendar quarters.

(3)	25% of these options vested on August 16, 2011, with the remainder vesting ratably over the following 12 calendar quarters.

(4)	25% of these options vested on May 24, 2011, with the remainder vesting ratably over the following 12 calendar quarters.

Post-Employment Compensation

Mr. Laplanche, Ms. Dolan, and Mr. Sanborn are entitled to certain severance and change in control benefits.

Mr. Laplanche’s employment agreement provides that in the event his employment is terminated by LC for reasons other than for cause or in the event Mr. Laplanche resigns his employment for good reason, Mr. Laplanche will be provided a severance package with continuation of salary and benefits and, at the discretion of the board of directors, prorated bonus to the target level, for a period of six months after the date of termination, subject to set off in the event Mr. Laplanche obtains other employment during such severance period. In addition, under the stock restriction agreement entered into between Mr. Laplanche and LC on August 21, 2007 (described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”), upon Mr. Laplanche’s termination for reasons other than for cause or resignation for good reason, Mr. Laplanche is entitled to vesting acceleration of his unvested shares of stock as to the lesser of all unvested shares of stock or 25% of the shares held by Mr. Laplanche on the date of the agreement. Under the agreement, Mr. Laplanche is also entitled to vesting acceleration of all of his unvested shares of stock upon his termination for reasons other than for cause or resignation for good reason, if such termination or resignation occurs within twelve months after the consummation of an acquisition or asset transfer event.

Ms. Dolan’s employment agreement provides that in the event her employment is terminated by LC without cause or if Ms. Dolan voluntarily terminates her employment for good reason in connection with: a) sale or other disposition of all or substantially all of our assets, or b) merger, consolidation or reorganization of LC in which the holders of majority of the voting power of LC prior to the merger, consolidation or reorganization no longer hold a majority of the voting power of LC subsequent to the merger, consolidation or reorganization, then an acceleration of 50% of any of Ms. Dolan’s unvested stock options shall immediately vest and a payment of an amount equal to 6 months of Ms. Dolan’s then current base salary and applicable COBRA payments for the same period will be made.

Mr. Sanborn’s employment agreement provides that in the event his employment is terminated by LC for reasons other than for cause or in the event Mr. Sanborn resigns his employment for good reason, he will be provided a severance package which includes any bonus earned in any period ending before termination and a lump sum payment equal to three months of his then current base salary and six months of COBRA coverage. In the event his employment is terminated by LC for cause, voluntarily by Mr. Sanborn, or as a result of his death or disability, LC will pay to Mr. Sanborn, or his estate, earned bonus on a per day prorated basis through the date of termination or disability, as appropriate. In the event his employment is terminated by LC without cause in relation to the sale or other disposition of all or substantially all of the LC’s assets, or a change in ownership in a single transaction or series of related transactions of 50% or more of LC’s stock, 50% of Mr. Sanborn’s unvested options shall become fully vested on the date of termination; provided however that this will not apply in the event of any equity financing of LC.

Regardless of the manner in which a named executive officer’s employment terminates, the named executive officer is entitled to receive amounts earned during their term of employment.

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

Share Reserve. As of December 31, 2013, an aggregate of 17,859,948 options to purchase our common stock are authorized for issuance under our 2007 plan of which 10,828,682 options are outstanding, 5,092,143 options have been exercised, 4,225,520 options have been cancelled or forfeited, and the remainder of 1,939,123 options are available for grant. Shares of our common stock subject to options and other stock awards that have expired or otherwise terminate under the 2007 plan without having been exercised in full again will become available for grant under the plan. Shares of our common stock issued under the 2007 plan may include previously unissued shares or reacquired shares bought on the market or otherwise.

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

Acceptable forms of consideration for the purchase of our common stock under the 2007 plan, to be determined at the discretion of our board of directors at the time of grant, include: (i) cash; (ii) the tendering of other shares of common stock or the attestation to the ownership of shares of common stock that otherwise would be tendered to LC in exchange for LC’s reducing the number of shares necessary for payment in full of the option price for the shares so purchased (provided that the shares tendered or attested to in exchange for the shares issued under the 2007 plan may not be shares of restricted stock at the time they are tendered or attested to); or (iii) any combination of (i) and (ii) above.

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

In April 2012, in conjunction with his appointment to the board of directors, Mr. John J. Mack was granted an option to purchase 396,873 shares of LC’s common stock at an exercise price of $0.71 per share. These options will vest quarterly, with an initial one year cliff, over a four year period, and will become exercisable in full in the fourth anniversary of the date of the grant, provided that he remains in continuous service as a director through that date.

In December 2012, in conjunction with his appointment to the board of directors, Mr. Larry H. Summers was granted an option to purchase 333,106 shares of LC’s common stock at an exercise price of $2.78 per share. These options will vest quarterly, with an initial one year cliff, over a four year period, and will become exercisable in full in the fourth anniversary of the date of the grant, provided that he remains in continuous service as a director through that date.

In February 2013, in conjunction with his appointment to the board of directors, Mr. John C. Morris was granted an option to purchase 165,000 shares of LC’s common stock at an exercise price of $2.78 per share. These options will vest quarterly over a four year period, and will become exercisable in full in the fourth anniversary of the date of the grant, provided that he remains in continuous service as a director through that date.

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

Dissolution or Liquidation. In the event of a proposed dissolution or liquidation of LC, the Administrator shall provide written notice to each participant at least 20 days prior to the effective date of such proposed transaction. To the extent it has not been previously exercised, an award will terminate immediately prior to the consummation of such proposed action. The Administrator may specify the effect of a liquidation or dissolution on any award of restricted stock or other award at the time of grant of such award.

Reorganization. Upon the occurrence of a Reorganization Event (as defined below), each outstanding option shall be assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of the successor corporation, except in the event that the successor corporation does not assume the option or an equivalent option is not substituted, then the Administrator shall notify the options holder that one of the following will occur:

•	all options must be exercised (either to the extent then exercisable or, at the discretion of the Administrator upon a change of control of LC, all options being made fully exercisable for purposes of this clause) as of a specified time prior to the Reorganization Event and will thereafter terminate immediately prior to consummation of such Reorganization Event except to the extent exercised by the participants prior to the consummation of such Reorganization Event; or

•	all outstanding options will terminate upon consummation of such Reorganization Event and each participant will receive, in exchange therefore, a cash payment equal to the amount (if any) by which (x) the Acquisition Price (as defined in the 2007 plan) multiplied by the number of shares of common stock subject to such outstanding options (which may, in the Administrator’s discretion, be limited to options then exercisable or include options then not exercisable), exceeds (y) the aggregate exercise price of such options.

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

A “Reorganization Event” is defined as: (i) a merger or consolidation of LC with or into another entity, as a result of which all of our common stock is converted into or exchanged for the right to receive cash, securities or other property; or (ii) any exchange of all of our common stock for cash, securities or other property pursuant to a share exchange transaction.

401(k) Plan

We have maintained through our payroll and benefits service provider, a defined contribution employee retirement plan for our employees. The plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code, as amended, so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. The 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit, which was $17,500 for 2013. Participants who are at least 50 years old can also make “catch-up” contributions, which may be up to an additional $5,500 above the statutory limit. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. LC’s 401(k) plan does not provide for matching employee contributions. Effective March 1, 2013, we withdrew from the 401(k) plan of our payroll and benefits provider to establish a substantially identical plan sponsored by LC directly.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2013, by:

•	each of our directors;

•	each of our named executive officers;

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after December 31, 2013. Except as otherwise indicated in the footnotes to the table below, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 73,795,358 shares of common stock outstanding as of December 31, 2013, assuming the conversion of all of our outstanding convertible preferred stock.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of capital stock subject to options and warrants held by that person that are exercisable or exercisable within 60 days of December 31, 2013. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners are in care of LendingClub, 71 Stevenson St., Suite 300, San Francisco, CA 94105.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Directors and Executive Officers
Jeffrey Crowe (1)	12,705,505	17.2
Daniel Ciporin (2)	12,512,798	16.9
Rebecca Lynn (3)	7,122,876	9.7
Renaud Laplanche (4)	4,640,947	6.2
Mary Meeker (5)	3,571,428	4.8
Scott Sanborn (6)	650,386	*
Carrie Dolan (7)	555,746	*
John Mack (8)	530,560	*
Chaomei Chen (9)	431,773	*
Lawrence Summers (10)	166,553	*
John MacIlwaine (11)	119,597	*
John C. Morris (12)	41,250	*

All executive officers and directors as a group	43,049,419	56.8

(1)	Includes 12,588,134 shares of convertible preferred stock and warrants exercisable for 117,371 shares of Series A preferred stock held by Norwest Venture Partners X, L.P. Mr. Crowe is a General Partner with Norwest Venture Partners, which is affiliated with Norwest Venture Partners X, L.P., and disclaims ownership of such shares held by Norwest Venture Partners X, L.P. except to the extent of his pecuniary interest therein.

(2)	Includes: (a) 9,568 shares of common stock and 240,602 shares of convertible preferred stock held by Mr. Ciporin, and (b) 12,145,257 shares of convertible preferred stock and warrants exercisable for 117,371 shares of Series A preferred stock held by Canaan VII L.P. Mr. Ciporin is a Venture Partner with Canaan Partners, which is affiliated with Canaan VII, L.P., and disclaims beneficial ownership of such shares held by Canaan VII, L.P. except to the extent of his pecuniary interest therein.

(3)	Includes 7,122,876 shares of convertible preferred stock held by Morgenthaler Venture Partners IX, L.P. Ms. Lynn is a Partner of Morgenthaler Ventures, an affiliate of Morgenthaler Venture Partners IX, L.P. Ms. Lynn disclaims beneficial ownership of such shares held by Morgenthaler Ventures, an affiliate of Morgenthaler Venture Partners IX, L.P. except to the extent of her pecuniary interest therein.

(4)	Includes 3,247,197 shares of common stock and 1,393,750 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from December 31, 2013.

(5)	Includes 904,935 shares of common stock and 2,666,493 shares of convertible preferred stock held by KPCB Holdings, Inc., as nominee. The shares are held for convenience in the name of “KPCB Holdings, Inc., as nominee” for the account of KPCB Digital Growth Fund, LLC and KPCB DGF Founders Fund, LLC (the “Funds”). Ms. Meeker is a managing member of KPCB DGF Associates, LLC, the managing member of the Funds. Ms. Meeker disclaims beneficial ownership of such shares held by KPCB Holdings, Inc., as nominee, and the Funds, except to the extent of her pecuniary interest therein.

(6)	Includes 369,897 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from December 31, 2013.

(7)	Includes 126,087 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from December 31, 2013.

(8)	Includes 357,143 shares of convertible preferred stock and 173,417 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from December 31, 2013.

(9)	Includes 91,867 shares that are deemed beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from December 31, 2013.

(10)	Includes 166,553 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from December 31, 2013.

(11)	Includes 119,597 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from December 31, 2013.

(12)	Includes 41,250 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from December 31, 2013.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders
Norwest Venture Partners X, L.P. (1)	12,705,505	17.2
Canaan VII, L.P. (2)	12,512,798	16.9
Foundation Capital VI, L.P. (3)	9,841,788	13.3
Morgenthaler Venture Partners IX, L.P. (4)	7,122,876	9.7
Renaud Laplanche (5)	4,640,947	6.2

All 5% Stockholders as a group	46,823,914	63.3

(1)	Includes 12,588,134 shares of convertible preferred stock and warrants exercisable for 117,371 shares of Series A preferred stock held by Norwest Venture Partners X, L.P. The general partner of Norwest Venture Partners X, L.P. is Genesis VC Partners X LLC. The managing members of Genesis VC Partners X, LLC are Promod Haque and George Still. Each of these individuals exercises shared voting and investment power over the shares held of record by Norwest Venture Partners X, L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Norwest Venture Partners X, L.P. is 525 University Avenue, Suite 800, Palo Alto, CA 94301-1922.

(2)	Includes: (a) 12,145,257 shares of convertible preferred stock and warrants exercisable for 117,371 shares of Series A preferred stock held by Canaan VII, L.P, and (b) 240,602 shares of convertible preferred stock and 9,568 common stock held by Mr. Ciporin. Mr. Ciporin is a Venture Partner with Canaan Partners, which is affiliated with Canaan VII, L.P., and disclaims beneficial ownership of such shares held by Canaan VII L.P. except to the extent of his pecuniary interest therein. The general partner of Canaan VII, L.P. is Canaan Partners VII LLC. The managers of Canaan Partners VII LLC are Brenton K. Ahrens, John V. Balen, Wende S. Hutton, Maha S. Ibrahim, Deepak Kamra, Gregory Kopchinsky, Seth A. Rudnick, Guy M. Russo and Eric A. Young. Each of these individuals exercises shared voting and investment power over the shares held of record by Canaan VII LP and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Canaan VII, L.P. is 285 Riverside Avenue, Suite 250, Westport, CT 06880.

(3)	Includes 107,410 preferred stock and 1,342 common stock held by Foundation Capital VI Principals Fund, LLC and 9,612,950 shares of convertible preferred stock and 120,086 common stock held by Foundation Capital VI, L.P. William B. Elmore, Adam Grosser, Paul R. Holland, Paul G. Koontz, Michael N. Schuh, Warren M. Weiss, Richard A. Redelfs, Ashmeet S. Sidana, and Charles P. Moldow are Managers of Foundation Capital Management Co. VI, LLC (“FCM6”), which serves as the sole manager of Foundation Capital VI, L.P. (“FC6”) and Foundation Capital VI Principals Fund, LLC (“FC6P”). FCM6 exercises sole voting and investment power over the shares owned by FC6 and FC6P. As managers of FCM6, Messrs. Elmore, Grosser, Holland, Koontz, Schuh, Weiss, Redelfs, Sidana, and Moldow are deemed to share voting and investment powers over the shares held by FC6 and FC6P. Each member of the group disclaims beneficial ownership of the reported securities except to the extent of their pecuniary interest therein.

(4)	Includes 7,122,876 shares of convertible preferred stock held by Morgenthaler Venture Partners IX, L.P. The general partner of Morgenthaler Venture Partners IX, L.P. is Morgenthaler Management Partners IX, LLC. The managing members of Morgenthaler Management Partners IX, LLC are Robert C. Bellas, James W. Broderick, Ralph E. Christoffersen, Rebecca Lynn, Gary J. Morgenthaler, Theodore A. Laufik, Gary R. Little, Robert D. Pavey and Henry A. Plain. Each of these individuals exercises shared voting and investment power over the shares held of record by Morgenthaler Venture Partners IX, L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Morgenthaler Venture Partners IX, L.P. is 2710 Sand Hill Road, Suite 100, Menlo Park, CA 94025.

(5)	Includes 3,247,197 shares of common stock and 1,393,750 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from December 31, 2013.

The following table sets forth information, as of December 31, 2013, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Plan Category
Equity compensation plans approved by stockholders:
LendingClub 2007 Stock Incentive Plan, as amended	10,828,682	(1)	$3.76	1,939,123	(2)

All stockholder approved plans	10,828,682		$3.76	1,939,123

Equity compensation plans not approved by stockholders:
None	—			—

All non-stockholder approved plans	—			—

Total	10,828,682		$3.76	1,939,123

(1)	Represents shares of common stock underlying options granted under our Amended 2007 Stock Incentive Plan.

(2)	Represents shares of common stock authorized for issuance under our Amended 2007 Stock Incentive Plan.

During the twelve months ended December 31, 2013, stockholders approved 3,800,000 additional options for future issuance under the 2007 Stock Incentive Plan.

The information set forth in Note 10 – Stock-Based Compensation and Other Employee Benefit Plans to the Notes to Consolidated Financial Statements below is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

LC Platform Participation

Our executive officers, directors and certain affiliates, have opened investor accounts with LC and have made deposits to and withdrawals from their accounts, and funded portions of borrowers’ loan requests from time to time in the past via purchases of Notes and Certificates, and may do so in the future.

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

The participants in these convertible preferred stock financings included the following holders of more than 5% of our voting securities or entities affiliated with them. The following table presents the number of shares issued to these related parties in these financings:

	As of December 31, 2013
Participants	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock
Norwest Venture Partners X, L.P.	6,955,200	3,091,663	2,541,271	—
Canaan VII, L.P. (1)	6,997,452	1,380,465	3,055,431	952,511
Morgenthaler Venture Partners IX, L.P.	—	4,787,589	1,913,631	421,656
Foundation Capital VI, L.P. (2)	164,319	2,139,027	6,665,816	751,198

	14,116,971	11,398,744	14,176,149	2,125,365

(1)	Includes 146,580 shares of Series A, 45,691 shares of Series B, 45,831 shares of Series C and 2,500 shares of Series D convertible preferred stock purchased by Daniel T. Ciporin. Mr. Ciporin is a Venture Partner with Canaan Partners, which is affiliated with Canaan VII L.P.

(2)	Includes 1,816 shares of Series A, 23,636 shares of Series B, 73,657 shares of Series C and 8,301 shares of Series D convertible preferred stock purchased by Foundation Capital VI Principals Fund, LLC and 162,503 shares of Series A, 2,115,391 shares of Series B, 6,592,159 shares of Series C and 742,897 shares of Series D convertible preferred stock purchased by Foundation Capital VI, L.P.

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

Under the terms of the amended and restated investor rights agreement, dated June 1, 2012, the holders of a majority of the registrable securities of LC have the right to demand that we file a registration statement under the Securities Act, so long as the anticipated aggregate offering price, net of underwriting discounts and commissions, would exceed $10,000,000. These registration rights are subject to specified conditions and limitations. In addition, LC is required to notify all holders of registrable securities in writing at least fifteen days prior to the filing of any registration statement under the Securities Act for purposes of a public offering of securities of LC.

The amended and restated investor rights agreement also provides, in section 2.3, that if we register any our shares for public sale, stockholders with registration rights will have the right to include their shares in the registration statement, subject to specified conditions and limitations.

Further, in the amended and restated investor rights agreement, if LC receives from any holders of registrable securities a written request that LC effect a registration on Form S-3 (or any successor to Form S-3) or any similar short-form registration statement, LC is required to use reasonable best efforts to file a Form S-3 registration statement and to effect such registration as would permit or facilitate the sale and distribution of all or such portion of such holder’s registrable securities as are specified in such request, so long as the anticipated aggregate offering price, net of underwriting discounts and commissions, would exceed $1,000,000.

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

Director Independence

For information regarding director independence, see “Item 10. Directors, Executive Officers, Corporate Governance – Director Independence.”

Principal Accounting Fees and Services

The following table presents the aggregate fees billed (or expected to be billed) by our independent registered public accounting firm for the year ended December 31, 2013 (in thousands):

	For the Year Ended	For the Nine Months Ended	For the Year Ended
	December 31,	December 31,	March 31,
	2013	2012	2012
Audit fees (1, 2)	$530	$335	$330
Audit-related fees	—	10	33
Tax fees	—	—	2
All other fees	65	66	48

Total Fees	$595	$411	$413

(1)	Represents fees for professional services provided in connection with the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements.

(2)	Includes $0.3 million of aggregate fees billed (or expected to be billed) by Deloitte for the year ended December 31, 2013. All other fees for the year ended December 31, 2013, nine months ended December 31, 2012, and year ended March 31, 2012 represent aggregate fees billed (or expected to be billed) by Grant Thornton.

For the year ended March 31, 2012 and the nine month period ended December 31, 2012 our independent registered public accounting firm was Grant Thornton L.L.P. (“Grant Thornton”). Effective September 5, 2013, Grant Thornton was dismissed by the Company and Deloitte was engaged as our independent registered public accounting firm for our third quarter ended September 30, 2013.

The Audit Committee approves all audit and non-audit services to be provided by the independent registered public accountants. During the year ended December 31, 2013, all of the services provided by Deloitte were pre-approved by the board of directors in accordance with this policy.

PART IV

Item 14. Exhibits and Financial Statement Schedule

See “Index to Consolidated Financial Statements” below.

Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference.

LendingClub Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LendingClub Corporation

San Francisco, California

We have audited the accompanying consolidated balance sheet of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statement of operations, statement of stockholders’ equity, and statement of cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LendingClub Corporation and subsidiaries as of December 31, 2013 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Francisco, CA

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

LendingClub Corporation

We have audited the accompanying consolidated balance sheet of LendingClub Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LendingClub Corporation and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

San Francisco, California

April 1, 2013

LendingClub Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$49,299	$52,551
Restricted cash	12,208	7,484
Loans at fair value (includes $1,158,302 and $396,081 from consolidated Trust, respectively)	1,829,042	781,215
Accrued interest receivable (includes $5,671 and $2,023 from consolidated Trust, respectively)	15,975	5,521
Property, Equipment and Software, net	12,595	1,578
Other assets	23,921	2,366
Due from related parties	355	115

Total Assets	$1,943,395	$850,830

LIABILITIES
Accounts payable	$4,524	$1,210
Accrued interest payable (includes $5,671 and $2,023 from consolidated Trust, respectively)	17,741	6,678
Accrued expenses and other liabilities	9,128	3,366
Payable to Investors	3,918	2,050
Notes and Certificates, at fair value (includes $1,158,302 and $396,081 from consolidated Trust, respectively)	1,839,990	785,316

Total Liabilities	1,875,301	798,620

Commitments and contingencies (see Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock	$103,244	$103,023
Common stock, $0.01 par value; 90,000,000 shares authorized at December 31, 2013 and December 31, 2012, respectively; 13,746,660 and 11,291,862 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	138	123
Additional paid-in capital	15,041	6,713
Treasury stock (17,640 shares held at December 31, 2012)	—	(12)
Accumulated deficit	(50,329)	(57,637)

Total Stockholders’ Equity	68,094	52,210

Total Liabilities and Stockholders’ Equity	$1,943,395	$850,830

The accompanying notes are an integral part of these financial statements.

LendingClub Corporation

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended	Nine Months Ended	Year Ended
	December 31,	December 31,	March 31,
	2013	2012	2012
Non-Interest Revenue:
Origination fees	$85,854	$26,013	$13,701
Servicing fees	3,513	1,474	1,222
Management fees	3,083	720	206
Other revenue	5,525	720	407

Total Non-Interest Revenue	97,975	28,927	15,536

Net Interest Income:
Total interest income	187,507	56,861	32,660
Total interest expense	(187,447)	(56,642)	(32,030)

Net Interest Income	60	219	630

Benefit/(Provision) for losses on Loans at amortized cost	—	42	(368)
Fair valuation adjustments, Loans	(57,629)	(18,775)	(6,732)
Fair valuation adjustments, Notes and Certificates	57,596	18,180	6,731

Net Interest Income (Expense) after provision for loan losses and fair value adjustments	27	(334)	261

Total Net Revenue	98,002	28,593	15,797

Operating expenses:
Sales and marketing	39,037	14,723	12,571
Origination and servicing	17,217	6,134	5,099
General and administrative	34,440	11,974	10,071

Total Operating Expenses	90,694	32,831	27,741

Net Income (Loss)	$7,308	$(4,238)	$(11,944)

Basic net income (loss) per share attributable to common stockholders	$0.01	$(0.41)	$(1.36)
Diluted net income (loss) per share attributable to common stockholders	$0.01	$(0.41)	$(1.36)
Weighted-average shares of common stock used in computing basic net income (loss) per share	12,889,284	10,339,919	8,781,407
Weighted-average shares of common stock used in computing diluted net income (loss) per share	20,356,744	10,339,919	8,781,407

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Series A, B, C, D, E Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances, March 31, 2011	47,398,240	$52,850	8,571,573	$86	$4,026	—	$—	$(41,455)	$15,507
Exercise of warrants to purchase Series A convertible preferred stock	9,389	10	—	—	—	—	—	—	10
Issuance of Series D convertible preferred stock for cash (net of issuance costs of $96)	9,007,678	31,946	—	—	—	—	—	—	31,946
Stock-based compensation and warrant expense	—	—	—	—	660	—	—	—	660
Issuance of common stock upon exercise of options	—	—	539,673	5	153	—	—	—	158
Net loss	—	—	—	—	—	—	—	(11,944)	(11,944)

Balances, March 31, 2012	56,415,307	84,806	9,111,246	91	4,839	—	—	(53,399)	36,337

Exercise of warrants to purchase Series A convertible preferred stock	568,073	606	—	—	—	—	—	—	606
Exercise of warrants to purchase Series B convertible preferred stock	357,978	267	—	—	(102)	—	—	—	165
Exercise of warrants to purchase common stock	—	—	21,688	10	24	—	—	—	34
Issuance of Series E convertible preferred stock for cash (net of issuance costs of $153)	2,500,000	17,344	—	—	—	—	—	—	17,344
Stock-based compensation	—	—	—	—	1,110	—	—	—	1,110
Issuance of common stock upon exercise of options	—	—	2,158,928	22	842	—	—	—	864
Other	—	—	—	—	—	(17,640)	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	(4,238)	(4,238)

Balances, December 31, 2012	59,841,358	103,023	11,291,862	123	6,713	(17,640)	(12)	(57,637)	52,210

Exercise of warrants to purchase Series A convertible preferred stock	207,339	221	—	—	—	—	—	—	221
Exercise of warrants to purchase common stock	—	—	239,469	2	148	—	—	—	150
Stock-based compensation and warrant expense	—	—	—	—	6,490	—	—	—	6,490
Issuance of common stock upon exercise of options	—	—	2,232,969	23	1,692	—	—	—	1,715
Other	—	—	(17,640)	(10)	(2)	17,640	12	—	—
Net income	—	—	—	—	—	—	—	7,308	7,308

Balances, December 31, 2013	60,048,697	$103,244	13,746,660	$138	$15,041	—	—	$(50,329)	$68,094

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended	Nine Months Ended	Year Ended
	December 31,	December 31,	March 31,
	2013	2012	2012
Cash flows from Operating Activities:
Net income (loss)	$7,308	$(4,238)	$(11,944)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Benefit) provision for loan losses	—	(42)	368
Fair value adjustments of Loans, Notes and Certificates, net	33	595	1
Change in loan servicing liability carried at fair value	936	—	—
Change in loan servicing asset carried at fair value	(534)	—	—
Stock-based compensation and warrant expense	6,490	1,110	660
Depreciation and amortization	1,663	236	150
Gain on sales of Loans at fair value	(3,862)	(329)	—
Other, net	—	(118)	(43)
Loss on disposal of property, equipment and software	30	—
Purchase of Whole Loans sold at fair value	(442,362)	(9,290)	—
Proceeds from sales of Whole Loans at fair value	446,224	9,619	—
Net change in:
Accrued interest receivable	(10,454)	(3,170)	(2,351)
Other assets	(21,021)	(649)	(1,468)
Due from related parties	(240)	(75)	(40)
Accounts payable	1,788	330	620
Accrued interest payable	11,063	4,070	2,604
Accrued expenses and other liabilities	4,077	1,558	357

Net cash provided by (used in) operating activities	1,139	(393)	(11,086)

Cash flows from Investing Activities:
Purchase of Loans at fair value	(1,618,404)	(598,622)	(320,014)
Purchase of Loans at amortized cost	—	—	(1,064)
Principal payments of Loans at fair value	511,232	160,787	105,306
Principal payments of Loans at amortized cost	—	345	1,349
Proceeds from recoveries and sales of charged-off Loans at fair value	1,716	247	—
Proceeds from recoveries and sales of charged-off Loans at amortized cost	—	22	—
Net change in restricted cash	(4,724)	(2,622)	(4,000)
Purchase of property, equipment and software	(10,435)	(1,302)	(383)

Net cash used in investing activities	(1,120,615)	(441,145)	(218,806)

Cash flows from Financing Activities:
Payable to Investors	1,868	1,517	533
Proceeds from issuance of Notes and Certificates	1,618,269	606,862	319,704
Payments on Notes and Certificates	(504,330)	(163,946)	(101,950)
Payments on charged-off Notes and Certificates from recoveries/sales of related charged off Loans at fair value	(1,669)	(219)	—
Payments on loans payable	—	(370)	(2,601)
Proceeds from exercise of warrants to acquire Series A convertible preferred stock	221	606	10
Proceeds from exercise of warrants to acquire Series B convertible preferred stock	—	165	—
Proceeds from exercise of warrants to acquire common stock	150	34	—
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	—	—	31,946
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	—	17,344	—
Repurchase of common stock	—	(12)	—
Proceeds from stock options exercised	1,715	864	158

Net cash provided by financing activities	1,116,224	462,845	247,800

Net (Decrease) increase in cash and cash equivalents	(3,252)	21,307	17,908
Cash and cash equivalents, beginning of period	52,551	31,244	13,336

Cash and cash equivalents, end of period	$49,299	$52,551	$31,244

Supplemental disclosure of cash flow information:
Cash paid for interest	$176,195	$52,511	$28,063
Non-cash exercise of common stock warrants	$137	$—	$2,345
Non-cash exercise of Preferred Stock B warrants	$—	$102	$—
Reclassification of Loans at amortized cost to Loans held at fair value	$—	$2,109	$—
Non-cash investing activity—accrual of property, equipment and software, net	$2,275	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation

Notes to Consolidated Financial Statements

1. Basis of Presentation

Our consolidated financial statements include LC and its wholly-owned subsidiary, LCA, a registered investment advisor, and the Trust, a Delaware business trust. The consolidated balance sheets as of December 31, 2013 and 2012, the consolidated statements of operations for the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012, the consolidated statement of stockholders’ equity for the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012 and the consolidated statements of cash flows for the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012, have been prepared by LC (“LendingClub”, “we”, “our”, the “Company” and “us”) in conformity with U.S. generally accepted accounting principles (“GAAP”) for financial information.

LC did not have any items of other comprehensive income (loss) during any of the periods presented in the consolidated financial statements and therefore, we are not required to report comprehensive income (loss).

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, assumptions and estimates include but are not limited to the following: (i) fair value determinations for Loans, Notes and Certificates; (ii) stock-based compensation; (iii) provision for income taxes, net of valuation allowance for deferred tax assets and (iv) consolidation of variable interest entities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

2. Summary of Significant Accounting Policies

Change in Fiscal Year

On December 19, 2012, our Board of Directors approved a change in our fiscal year-end from March 31 to December 31. The change was effective as of December 31, 2012.

Reclassifications

Subsequent to the issuance of LC’s December 31, 2012 consolidated financial statements, LC corrected the classification of its preferred stock to present its preferred stock within permanent stockholders’ equity rather than temporary equity as previously presented. This revision is in accordance with ASC 480 – Distinguishing Liabilities from Equity (ASC 480) and resulted in a change to Stockholders’ deficit from $50.8 million to Stockholders’ equity of $52.2 million as of December 31, 2012. The revision had no effect on our Consolidated Statements of Operations, reported assets and liabilities on the Consolidated Balance Sheet, or the Consolidated Statements of Cash Flows.

During the year ended December 31, 2013, LC changed the definitions used to classify operating expenses. Operating expenses were formerly classified as Sales, marketing and customer service, Engineering, and General and administrative. Our new categories of operating expenses are Sales and marketing, Origination and servicing, and General and administrative. As a result of the new classification, loan origination and servicing costs which were previously included in Sales, marketing and customer service are now included as a separate financial statement line and engineering costs which represent technology related expenses are categorized within General and administrative expenses. The changes had no impact to the total operating expenses or net income. Prior period amounts have been reclassified to conform to the current presentation.

Revenue Recognition

Revenues primarily result from fees earned. Fees include loan origination fees (paid by borrowers), servicing fees (paid by investors and certain Certificate holders) and management fees (paid by certain Certificate holders).

Origination Fees

Loan origination fees charged to borrowers are determined by the term and credit grade of the loan and, as of December 31, 2013, December 31, 2012 and March 31, 2012, ranged from 1.11% to 5.00% of the aggregate loan amount. The loan origination fees are included in the annual percentage rate calculation provided to the borrower and is subtracted from the gross loan proceeds prior to disbursement of the loan funds to the borrower. A loan is considered issued when we record the transfer of funds to the borrower’s account on our platform and we initiate an ACH transaction to transfer funds from our platform’s correspondent bank account to the borrower’s bank account.

Because of the election to account for loans at fair value, origination fees on loans are recognized upon acquisition of the loan as a component of non-interest revenue.

Servicing Fees

We record servicing fees paid by Note holders and certain Certificate holders as a component of non-interest revenue when received. Servicing fees paid by Note holders and certain Certificate holders are based on the principal and interest payments serviced on the related loan. Servicing fees can be, and have been, modified or waived at management’s discretion.

Management Fees

LCA acts as the general partner for five private funds (the “Funds”) in which it has made no capital contributions and does not receive any allocation of the Funds’ income, expenses, gains, losses or any carried interest. Each Fund invests in a Certificate pursuant to a set investment strategy. LCA charges limited partners in the Funds a management fee, payable monthly in arrears, based on a limited partner’s capital account balance at month end.

LCA also earns management fees on separately managed accounts (“SMA”), payable monthly in arrears, based on the month-end balances in the SMA accounts.

Management fees are a component of non-interest revenue in the consolidated statements of operations and are recorded as earned. Management fees can be, and have been, modified or waived at the discretion of LCA.

Other Revenue

Other revenue consists primarily of net gains on whole loan sales. Effective July 1, 2013, we elected the fair value option for whole loan sales to unrelated third party purchasers (see Note 2 Summary of Significant Accounting Policies – Whole Loan Sales below).

Fair Valuation Adjustments of Loans at Fair Value and Notes and Certificates at Fair Value

We include in earnings the estimated unrealized fair value gains or losses during the period on loans, and the offsetting estimated unrealized fair value gains or losses on related Notes and Certificates. At each reporting period, we recognize fair valuation adjustments for the loans and the related Notes and Certificates. The fair valuation adjustment for a given principal amount of a loan will be approximately equal to the corresponding estimated fair valuation adjustment on the combined principal amounts of related Notes and Certificates because the same net cash flows of the loans and the related Notes and/or Certificates are used in the discounted cash flow valuation calculations.

Consolidation Policies

Our policy is to consolidate the financial statements of entities in which we have a controlling financial interest. We determine whether we have a controlling financial interest in an entity by evaluating whether the entity is a voting interest entity or variable interest entity (“VIE”) and if the accounting guidance requires consolidation.

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

2.	The aggregate indirect and direct variable interests held by LC have the obligation to absorb losses or the right to receive benefits from the entity that could be significant to the VIE; and,

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

All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits with financial institutions in checking, money market and short-term certificate of deposit accounts. We consider all highly liquid investments with stated maturity dates of three months or less from the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of LC’s funds in certain checking, money market and certificate of deposit accounts that are: (i) pledged to or held in escrow by our correspondent banks as security for transactions processed on or related to our platform; (ii) pledged through a credit support agreement with a Certificate holder and (iii) received from investors but not yet applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds.

Loans

We have elected the fair value option for loan investments that are financed by Notes, Certificates or by us. Under this election, origination fees and all costs incurred in the origination process are recognized in earnings as earned or incurred. Loans accounted for under the fair value option are initially measured at fair value and subsequent changes in fair value are recognized in earnings. Interest income on loans is calculated based on the interest rate of the loans and recorded as interest income as earned.

Whole Loan Sales

From January 1, 2013 through June 30, 2013, origination fees and direct Loan origination/acquisition costs for loans that were subsequently sold to unrelated third party purchasers, and met the accounting requirements for a sale of loans, were deferred and included in the overall net investment in the loans purchased. Accordingly, the origination fees for such loans were not included in origination fee revenue and the direct Loan origination costs for such Loans were not included in operating expenses. A gain or loss on the Whole Loan Sales was recorded on the sale date.

Effective July 1, 2013, we elected the fair value option for whole loans acquired and subsequently sold to unrelated third party purchasers. Under this election, all origination fees and all direct costs incurred in the origination process are recognized in earnings as earned or incurred and are not deferred. Beginning July 1, 2013, origination fees for whole loans sold to unrelated third party purchasers are included in “Origination Fees” and direct Loan origination costs are included in “Origination and Servicing” operating expense on the Consolidated Statement of Operations. Gains and losses from Whole Loan Sales are recorded in “Other Revenue” in the Consolidated Statements of Operations.

As part of the sale agreements, we retained the rights to service these sold whole loans. We calculate a gain or loss on the whole loan sale with servicing retained based on the net proceeds from the whole loan sale, minus the net investment in the Loans being sold. The net investment in the loans sold has been reduced or increased by the recording of any applicable net servicing asset or liability respectively. Gains on whole loan sales were previously reported in “Gain from Sales of Loan” and have been reclassified to “Other revenue” in the Consolidated Statement of Operations.

For whole loans sold to unrelated third party purchasers with servicing retained, we estimate the fair value of the loan servicing asset or liability considering the contractual servicing fee revenue, adequate compensation for our servicing obligation, the current principal balances of the loans and projected servicing revenues over the remaining lives of the Loans. We initially record servicing assets and liabilities at fair value with changes in fair value reported in non-interest income in the period in which the change occurs. Servicing assets and liabilities are recorded in “Other Assets” and “Accrued Expenses and Other Liabilities”, respectively, on the Consolidated Balance Sheets.

Additionally, as needed, we will record a liability for significant estimated post-sale obligations or contingent obligations to the purchasers of the loans. No such liability was recorded at December 31, 2013 or December 31, 2012.

Loans at Fair Value and Notes and Certificates at Fair Value

We use fair value measurements to record Loans, Notes and Certificates at fair value on a recurring basis and in our fair value disclosures. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Changes in the fair value of the Loans and Notes and Certificates are recognized, on a gross basis, in earnings.

We determine the fair value of the Loans, Notes and Certificates in accordance with the fair value hierarchy that requires an entity to maximize the use of observable inputs. The fair value hierarchy includes the following three levels based on the objectivity of the inputs, which were used for categorizing the assets or liabilities for which fair value is being measured and reported:

Level 1 –	Quoted market prices in active markets for identical assets or liabilities.

Level 2 –	Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs).

Level 3 –	Valuation generated from model-based techniques that use inputs that are significant and unobservable in the market. These unobservable assumptions reflect estimates of inputs that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow methodologies or similar techniques, which incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument or valuations that require significant management judgment or estimation.

The fair value election for Loans, Notes and Certificates allows for symmetrical accounting of the timing and amounts recognized for both expected unrealized losses and charge-offs on the Loans and the related Notes and Certificates, consistent with the member payment dependent design of the Notes and Certificates.

LC’s and the Trust’s obligation to pay principal and interest on any Note or Certificate is equal to the pro-rata portion of the payments, if any, received on the related loan subject to applicable fees. The gross effective interest rate associated with Notes or Certificates is the same as the interest rate earned on the underlying loan. The discounted cash flow methodology used to estimate the Notes’ and Certificates’ fair values uses the same projected net cash flows as their related loan. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return, including risk premiums (if significant) that investors in unsecured consumer credit obligations would require when investing in Notes issued by LC and Certificates issued by the Trust with cash flows dependent on specific credit grades of loans.

For additional discussion on this topic, including the adjustments to the estimated fair values of Loans, Notes and Certificates, as discussed above, see Note 4 – Loans at Fair Value and Notes and Certificates at Fair Value.

Accrued Interest and Other Receivables

Interest income on loans is calculated based on the contractual interest rate of the loan and recorded as interest income as earned. Loans reaching 120 days delinquent are classified as non-accrual loans, and we stop accruing interest and reverse all accrued but unpaid interest as of such date.

Property, Equipment and Software

Property, equipment and software consists of computer equipment and software, office furniture and equipment, construction in progress, leasehold improvements and internal use software and website development costs which are recorded at cost, less accumulated depreciation and amortization.

Computer equipment and software and furniture and fixtures are depreciated or amortized on a straight line basis over two to five years. Costs associated with construction projects are transferred to the leasehold improvement account upon project completion. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life.

Internal use software and website development costs are capitalized when preliminary development efforts are successfully completed and it is probable that the project will be completed and the software will be used as intended. Internal use software and website development costs are amortized on a straight line basis over the project’s estimated useful life, generally three years. Capitalized internal use software development costs consist of salaries and payroll related costs for employees and fees paid to third-party consultants who are directly involved in development efforts. Costs related to preliminary project activities and post implementation activities including training and maintenance are expensed as incurred. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized.

Long-lived Assets

We evaluate potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for LC’s overall business and significant negative industry or economic trends. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. For the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012, there was no impairment of long-lived assets.

Due from Related Parties

Due from related parties represents asset management fees due to LCA from investors in the Funds.

Payable to Investors

Payable to investors primarily represents payments-in-process received from investors; payments on Certificates and Loan payments that, as of the last day of the period, have not been credited to their accounts on the platform or transferred to the investors’ separate bank accounts.

Sales and Marketing Expense

Sales and marketing costs, including borrower and investor acquisition costs, are expensed as incurred and included in “Sales and marketing” on the consolidated statement of operations.

Stock-based Compensation

All stock-based awards made to employees are recognized in the consolidated financial statements based on their respective grant date fair values. Any benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash inflow and cash outflow from operating activities. The stock-based compensation related to awards that are expected to vest is amortized using the straight-line method over the award’s vesting term, which is generally four years.

The fair value of share-option awards is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the underlying fair value of common stock, the expected term of the option award, expected volatility of our common stock and expected future dividends, if any.

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

Share option awards issued to non-employees are recorded at their fair value on the awards’ vesting date. We use the Black-Scholes option pricing model to estimate the fair value of share options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We account for uncertain tax positions using a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of provision for income tax in the consolidated statement of operations.

Impact of New Accounting Standards

We do not expect recently issued accounting standards effective but not yet adopted to have a material impact on our results of operations, financial position, or cash flows.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, Loans financed directly by LC and the related accrued interest receivable, and deposits with service providers. We hold our cash and cash equivalents and restricted cash in accounts at regulated domestic financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds the FDIC insured amounts.

3. Earnings (Net Loss) Per Share and Net Loss Attributable to Common Stockholders

Basic earnings (loss) per share (EPS) is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, convertible preferred stock and warrants. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive.

We calculate EPS using the two-class method. The two-class method allocates earnings that otherwise would have been available to common shareholders to holders of participating securities. We consider all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. As such, earnings allocated to these participating securities, which include participation rights in undistributed earnings (see Note 9 – Stockholders Equity), are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders. All participating securities are excluded from basic weighted-average common shares outstanding.

The following table details the computation of the basic and diluted net loss per share (in thousands, except shares and per share data):

	Year Ended	Nine Months Ended	Year Ended
	December 31,	December 31,	March 31,
($ in thousands, except EPS)	2013	2012	2012
Net income (loss)	$7,308	$(4,238)	$(11,944)
Less: Earnings allocated to participating securities (1)	$(7,117)	$—	—
Net income (loss) available to common shareholders after required adjustments for the calculation of basic and diluted earnings per common share	$191	$(4,238)	$(11,944)

Basic weighted average common shares outstanding	12,889,284	10,339,919	8,781,407
Weighted average effect of dilutive securities:
Stock Options	7,135,601	—	—
Warrants	331,859	—	—

Diluted weighted average common shares outstanding	20,356,744	10,339,919	8,781,407
Earnings per common share
Basic	$0.01	$(0.41)	$(1.36)
Diluted	$0.01	$(0.41)	$(1.36)

(1)	In a period with net income, both earnings and dividends (if any) are allocated to participating securities. In a period with a net loss, only dividends (if any) are allocated to participating securities.

4. Loans at Fair Value and Notes and Certificates at Fair Value

We use fair value measurements to record fair value adjustments to Member Loans and the related Notes and Certificates that are recorded at fair value on a recurring basis.

Member Loans and the related Notes and Certificates do not trade in an active market with readily observable prices. Accordingly, the fair value of Member Loans and the related Notes and Certificates are determined using a discounted cash flow model utilizing assumptions market participants use for credit losses, changes in the interest rate environment, and other factors. Fair value measurements of our Member Loans and the related Notes and Certificates use significant unobservable inputs and, accordingly, we classify them as Level 3.

We have ongoing monitoring procedures in place for our Level 3 assets and liabilities that use such internal valuation models. These procedures are designed to provide reasonable assurance that models continue to perform as expected after approved. All internal valuation models are subject to ongoing review by business-unit-level management and the executive management team.

At December 31, 2013 and December 31, 2012, Loans, Notes and Certificates measured at fair value on a recurring basis (in thousands) were:

	Loans at Fair Value		Notes and Certificates at Fair Value
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Aggregate principal balance outstanding	$1,849,042	$791,774	$1,859,982	$795,842
Fair valuation adjustments	(20,000)	(10,559)	(19,992)	(10,526)

Fair Value	$1,829,042	$781,215	$1,839,990	$785,316

We determined the fair values of Loans, Notes and Certificates using inputs and methods that are categorized in the fair value hierarchy, as follows (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
December 31, 2013
Assets
Loans at fair value	$—	$—	$1,829,042	$1,829,042
Liabilities
Notes and Certificates	$—	$—	$1,839,990	$1,839,990
December 31, 2012
Assets
Loans at fair value	$—	$—	$781,215	$781,215
Liabilities
Notes and Certificates	$—	$—	$785,316	$785,316

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

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012 (in thousands):

	Loans	Notes and Certificates
Fair value at December 31, 2012	$781,215	$785,316
Purchases of Loans	2,064,628	—
Issuances of Notes and Certificates	—	1,618,269
Principal repayments	(511,232)	(504,330)
Whole Loan sales	(446,224)	—
Recoveries from sale and collection of charged-off loans	(1,716)	(1,669)

Carrying value before fair value adjustments	1,886,671	1,897,586
Fair valuation adjustments, included in earnings	(57,629)	(57,596)

Fair value at December 31, 2013	$1,829,042	$1,839,990

At December 31, 2013, Loans underlying Notes and Certificates have original terms of 36 months or 60 months and are paid monthly with fixed interest rates ranging from 5.42% to 26.06% and various maturity dates through December 2018.

The fair values of Loans and the related Notes and Certificates are determined using a discounted cash flow model utilizing estimates for credit losses, changes in the interest rate environment, and other factors. For Notes and Certificates, we also consider risk factors such as LC’s continued profitability, ability to operate on a cash-flow positive basis and liquidity position. The majority of fair valuation adjustments included in earnings is attributable to changes in estimated instrument-specific future credit losses. All fair valuation adjustments were related to Level 3 instruments for the twelve months ended December 31, 2013. A specific Loan that is projected to have higher future default losses than previously estimated has lower expected future cash flows over its remaining life, which reduces its estimated fair value. Conversely, a specific Loan that is projected to have lower future default losses than previously estimated has increased expected future cash flows over its remaining life, which increases its fair value. Because the payments to holders of Notes and Certificates directly reflect the payments received on Loans, a reduction or increase of the expected future payments on Loans will decrease or increase the estimated fair values of the related Notes and Certificates. Expected losses and actual Loan charge-offs on Loans are offset to the extent that the Loans are financed by Notes and Certificates that absorb the related Loan losses.

The fair value adjustments for Loans were largely offset by the fair value adjustments of the Notes and Certificates due to the member payment dependent design of the Notes and Certificates and because the principal balances of the Loans were very close to the combined principal balances of the Notes and Certificates. Accordingly, the net fair value adjustment losses for Loans, Notes and Certificates were $0.03 million, $0.6 million and $0.001 million for the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012, respectively.

At December 31, 2013, we had 1,464 Loans that were 90 days or more past due including non-accrual Loans and Loans where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $15.6 million, aggregate adverse fair value adjustments totaling $13.8 million and an aggregate fair value of $1.8 million. At December 31, 2012, we had 576 Loans that were 90 days or more past due including non-accrual Loans and Loans where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $6.4 million, aggregate adverse fair value adjustments totaling $5.7 million and an aggregate fair value of $0.7 million.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at December 31, 2013 (in thousands):

				Range of Inputs
	Fair Value	Valuation Techniques	Unobservable Input	Minimum	Maximum
Loans	$1,829,042	Discounted cash flow	Discount rate	5.9%	15.9%
			Net cumulative expected loss	2.1%	23.7%
Notes & Certificates	$1,839,990	Discounted cash flow	Discount rate	5.9%	15.9%
			Net cumulative expected loss	2.1%	23.7%

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

Discount rate – Discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, the fair value, of the Loans, Notes and Certificates. The discount rates for the projected net cash flows of Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Loans. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in Notes issued by LC and Certificates issued by the Trust with cash flows dependent on specific grades of Loans. Discount rates for existing Loans, Notes and Certificates are adjusted to reflect the time value of money. A risk premium component is implicitly included in the discount rates to reflect the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

Net cumulative expected loss – Net cumulative expected loss is an estimate of the net cumulative principal payments that will not be repaid over the entire life of a new Loans, Note or Certificate, expressed as a percentage of the original principal amount of the Loans, Note or Certificate. The estimated net cumulative loss is the sum of the net losses estimated to occur each month of the life of a new Loans, Note or Certificate. Therefore, the total net losses estimated to occur over the remaining maturity of existing Loans, Notes and Certificates are less than the estimated net cumulative losses of comparable new Loans, Notes and Certificates. A given month’s estimated net losses are a function of two variables:

(i)	estimated default rate, which is an estimate of the probability of not collecting the remaining contractual principal amounts owed and,

(ii)	estimated net loss severity, which is the percentage of contractual principal cash flows lost in the event of a default, net of the average net recovery, expected to be received on a defaulted Loans, Note or Certificate.

LC’s and the Trust’s obligation to pay principal and interest on any Note or Certificate is equal to the pro-rata portion of the payments, if any, received on the related Loan subject to applicable fees. The gross effective interest rate associated with Notes or Certificates is the same as the interest rate earned on the underlying Loan. At December 31, 2013, the discounted cash flow methodology used to estimate the Notes’ and Certificates’ fair values uses the same projected net cash flows as their related Loan. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return, including risk premiums (if significant) that investors in unsecured consumer credit obligations would require when investing in Notes issued by LC and Certificates issued by the Trust with cash flows dependent on specific credit grades of Loans.

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

The discounted cash flow technique that we use to determine the fair value of our Level 3 Loans, Notes and Certificates value requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Certain of these unobservable inputs will (in isolation) have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. For example, increases in the discount rates and estimated net cumulative loss rates each will reduce the estimated fair value of Loans, Notes and Certificates. When multiple inputs are used within the valuation technique of a Loan, Note or Certificate, a change in one input in a certain direction may be offset by an opposite change in another input.

5. Other Assets

Other Assets consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Receivable from Investors	$18,116	$—
Prepaid expenses	3,546	1,538
Loan servicing asset at fair value	534	—
Tenant improvement receivable	504	—
Accounts receivable	439	79
Deposits	193	696
Other	589	53

Total other assets	$23,921	$2,366

6. Property, Equipment and Software, net

Property, equipment and software consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Capitalized website and internally developed software costs	$4,188	$358
Computer equipment	4,019	1,104
Leasehold Improvements	2,700	33
Construction in progress	1,978	35
Software	913	453
Furniture and fixtures	836	65
Domain name	26	21

Total property and equipment	14,660	2,069
Accumulated depreciation and amortization	(2,065)	(491)

Property, equipment and software, net	$12,595	$1,578

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Accrued compensation	$5,243	$2,414
Accrued professional fees	2,057	952
Loan servicing liability at fair value	936	—
Deferred rent	653	—
Other accrued expenses	239	—

	$9,128	$3,366

8. Related Party Transactions

Several of our executive officers and directors (including immediate family members) have opened investor accounts with LC, made deposits and withdrawals to their accounts and funded portions of Loans via purchases of Notes and Certificates. All Note and Certificate purchases made by related parties were conducted on terms and conditions that were not more favorable than those obtained by other investors.

The following table summarizes deposits and withdrawals made by related parties for the year ended December 31, 2013 and the nine months ended December 31, 2012 and ending account balances, which is comprised of cash and Notes and Certificate balances, as of December 31, 2013 and December 31, 2012 (in thousands).

	Year Ended December 31, 2013
Related Party	Deposits	Withdrawals	Account Balance
Directors	$2,436	$1,190	$5,026
Executive Officers	—	26	39

Total	$2,436	$1,216	$5,065

	Nine Months Ended December 31, 2012
Related Party	Deposits	Withdrawals	Account Balance
Directors	$1,717	$843	$1,722
Executive Officers	3	23	7

Total	$1,720	$866	$1,729

9. Stockholders’ Equity

Convertible Preferred Stock (in thousands, except share amounts)

	December 31, 2013	December 31, 2012

Preferred stock, $0.01 par value; 61,617,516 total shares authorized at December 31, 2013 and December 31, 2012:

Series A convertible preferred stock, 17,006,275 shares designated at December 31, 2013 and December 31, 2012; 16,525,086 and 16,317,747 shares issued and outstanding at December 31, 2013 and December 31, 2012; aggregate liquidation preference of $17,599 and $17,371 at December 31, 2013 and December 31, 2012.	$17,402	$17,181

Series B convertible preferred stock, 16,410,526 shares designated at December 31, 2013 and December 31, 2012; 16,394,324 shares issued and outstanding at December 31, 2013 and December 31, 2012; aggregate liquidation preference of $12,167 at December 31, 2013 and December 31, 2012.	12,164	12,164

Series C convertible preferred stock, 15,621,609 shares designated at December 31, 2013 and December 31, 2012; 15,621,609 shares issued and outstanding at December 31, 2013 and December 31, 2012; aggregate liquidation preference of $24,490 at December 31, 2013 and December 31, 2012.	24,388	24,388

Series D convertible preferred stock, 9,007,678 shares designated at December 31, 2013 and December 31, 2012; 9,007,678 shares issued and outstanding at December 31, 2013 and December 31, 2012; aggregate liquidation preference of $32,044 at December 31, 2013 and December 31, 2012.	31,943	31,943

Series E convertible preferred stock, 3,571,428 shares designated at December 31, 2013 and December 31, 2012; 2,500,000 shares issued and outstanding at December 31, 2013 and December 31, 2012; aggregate liquidation preference of $17,500 at December 31, 2013 and December 31, 2012.	17,347	17,347

	$103,244	$103,023

In June 2012, we issued via private placement 2.5 million shares of Series E convertible at $7.00 per share for aggregate gross cash consideration of $17.5 million. The shares are convertible into shares of our common stock, par value $0.01 per share, initially on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of the LC certificate of incorporation. The two investors in the Series E convertible preferred stock were KPCB Holdings, Inc., as nominee (“KPCB”), and John J. Mack, a member of the Company’s Board of Directors (“Board”). In conjunction with the Series E financing, the Board appointed Mary Meeker, General Partner of KPCB, as a member of the Company’s Board. In connection with our private placement of Series E convertible preferred stock, we incurred transaction expenses of $0.2 million that were recorded as a reduction to gross proceeds.

In connection with the sale of Series E convertible preferred stock in June 2012, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware, which reduced the total number of shares that we are authorized to issue from 158,046,088 shares to 151,617,516 shares, 90,000,000 shares of which are designated as common stock, and 61,617,516 shares of which are designated as preferred stock. Of the total shares of preferred stock, 17,006,275 shares are designated as Series A Preferred Stock, 16,410,526 shares are designated as Series B Preferred Stock, 15,621,609 shares are designated as Series C Preferred Stock, 9,007,678 shares are designated as Series D Preferred Stock and 3,571,428 shares are designated as Series E Preferred Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares of Common Stock then outstanding) by the affirmative vote of the holders of a majority of LC’s Preferred Stock and Common Stock (voting together as a single class on an as-converted to Common Stock basis).

The outstanding shares of convertible preferred stock are not mandatorily or otherwise redeemable. The sale of all, or substantially all, of LC’s assets, a consolidation or merger with another company, or a transfer of voting control in excess of fifty percent (50%) of LC’s voting power are all events which are deemed to be a liquidation and would trigger the payment of liquidation preferences under the preferred stock agreements. All such events require approval of the Board. However, in such events all holders of equal or more subordinate equity instruments would also be entitled to also receive the same form of consideration after any liquidation preferences. Therefore, based on the guidance of ASC 480-10-S99, the non-redeemable convertible preferred stock has been classified within stockholders’ equity on the consolidated balance sheet. See further discussion of the revision to the classification of LC’s preferred stock from temporary equity to permanent stockholders’ equity in Note 2 – Summary of Significant Accounting Policies – Reclassifications. The significant terms of outstanding Series A, Series B, Series C, Series D and Series E convertible preferred stock are as follows:

Conversion – Each share of convertible preferred stock is convertible, at the option of the holder, initially, into one share of common stock (subject to adjustments for events of dilution). Each share of convertible preferred stock will automatically be converted upon the earlier of: (i) the closing of an underwritten public offering of our common stock with aggregate gross proceeds that are at least $30.0 million; or (ii) the consent of the holders of a 55% majority of outstanding shares of convertible preferred stock, voting together as a single class, on an as-converted to common stock basis. LC’s preferred stock agreements contain certain anti-dilution provisions, whereby if LC issues additional shares of capital stock for an effective price lower than the conversion price for a series of preferred stock immediately prior to such issue, then the existing conversion price of such series of preferred stock will be reduced. LC determined that while its convertible preferred stock contains certain anti-dilution features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of ASC 815, Derivatives and Hedging Activities.

Liquidation preference – Upon any liquidation, winding up or dissolution of us, whether voluntary or involuntary (a “Liquidation Event”), before any distribution or payment shall be made to the holders of any common stock, the holders of convertible preferred stock shall, on a pari passu basis, be entitled to receive by reason of their ownership of such stock, an amount per share of Series A convertible preferred stock equal to $1.065 (as adjusted for stock splits, recapitalizations and the like) plus all declared and unpaid dividends (the “Series A Preferred Liquidation Preference”), an amount per share of Series B convertible preferred stock equal to $0.7483 (as adjusted for stock splits, recapitalizations and the like) plus all declared and unpaid dividends (the “Series B Preferred Liquidation Preference”), an amount per share of Series C convertible preferred stock equal to $1.5677 (as adjusted for stock splits, recapitalizations and the like), an amount per share of Series D convertible preferred stock equal to $3.5574 and an amount per share of Series E convertible preferred stock equal to $7.00 (as adjusted for stock splits, recapitalizations and the like). However, if upon any such Liquidation Event, our assets shall be insufficient to make payment in full to all holders of convertible preferred stock of their respective liquidation preferences, then the entire assets of ours legally available for distribution shall be distributed with equal priority between the preferred holders based upon the amounts such series was to receive. Any excess assets, after payment in full of the liquidation preferences to the convertible preferred stockholders, are then allocated to the holders of common and preferred stockholders, pro-rata, on an as-if-converted to common stock basis.

Dividends – If and when declared by the Board, the holders of Series A, Series B, Series C, Series D and Series E convertible preferred stock, on a pari passu basis, will be entitled to receive non-cumulative dividends at a rate of 6% per annum in preference to any dividends on common stock (subject to adjustment for certain events). The holders of Series A, Series B, Series C, Series D and Series E convertible preferred stock are also entitled to receive with common stockholders, on an as-if-converted basis, any additional dividends issued by us. As of December 31, 2013, we have not declared any dividends.

Voting rights – Generally, preferred stockholders have one vote for each share of common stock that would be issuable upon conversion of preferred stock. Voting as a separate class, and on an as-if-converted to common stock basis, the Series A convertible preferred stockholders are entitled to elect two members of the Board, the holders of Series B convertible preferred stockholders are entitled to elect one member of the Board. The Series C and Series D convertible preferred stockholders are not entitled to elect a member of the Board. The Series E convertible preferred stockholders are entitled to nominate members to the Board, any nominee is subject to the vote of all convertible preferred stockholders. The holders of common stock, voting as a separate class, are entitled to elect one member of the Board. The remaining directors are elected by the preferred stockholders and common stockholders voting together as a single class on an as-if-converted to common stock basis.

Common Stock

As of December 31, 2013, we have shares of common stock authorized and reserved for future issuance as follows:

Options to purchase common stock	10,828,682
Options available for future issuance	1,939,123
Convertible preferred Series A stock warrants	408,940
Common stock warrants	195,235

Total common stock authorized and reserved for future issuance	13,371,980

During the year ended December 31, 2013, we issued 2,232,969 shares of common stock in exchange for proceeds of $1.7 million upon the exercise of employee stock options.

Convertible preferred Series A stock warrants are fully exercisable with an exercise price of $1.065 and $1.07 per share. The warrants may be exercised at any time on or before April 2018.

Common stock warrants are fully exercisable with exercise prices of $0.01 and $1.5677 per share. The warrants may be exercised at any time on or before February 2021.

During the year ended December 31, 2013, we issued 207,339 shares of Preferred A stock in exchange for proceeds of $0.2 million upon the exercises of Preferred A warrants and 239,469 common shares for proceeds of $0.2 million upon the exercise of common stock warrants.

Accumulated Deficit

We have incurred operating losses since our inception through December 31, 2012. For the year ended December 31, 2013, we had net income of $7.3 million. For the nine months ended December 31, 2012 we had net losses of $4.2 million. We have an accumulated deficit of $50.3 million and stockholders’ equity of $68.1 million, at December 31, 2013.

10. Stock-Based Compensation and Other Employee Benefit Plans

Stock Incentive Plan

Under our 2007 Stock Incentive Plan, or the Option Plan, we may grant options to purchase shares of common stock to employees, executives, directors and consultants at exercise prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of the fair market value on the date of grant for non-statutory options. An aggregate of 17,859,948 shares have been authorized for issuance under the Option Plan. The options granted through December 31, 2013 are stock options that generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and quarterly thereafter, provided the grantee remains continuously employed by LC through each vesting date (“service-based options”); however, the Board of Directors retains the authority to grant options with different terms. As discussed further below, certain stock options with ten year terms vest immediately upon achievement of specified performance goals provided the grantee remains continuously employed by LC through each performance measurement date (“performance-based options”). As of December 31, 2013, there were no performance-based options outstanding.

For the year ended December 31, 2013, we granted stock options to purchase a total of 3,176,750 shares of common stock with a weighted average exercise price of $9.75 per share, a weighted average grant date fair value of $10.84 per share and a total estimated fair value of approximately $34.4 million. All of these options were service-based stock options.

For the nine months ended December 31, 2012, we granted stock options to purchase a total of 3,811,236 shares of common stock with a weighted average exercise price of $2.39 per share, a weighted average grant date fair value of $1.40 per share and a total estimated fair value of approximately $10.6 million. All of these options were service-based stock options.

For the year ended March 31, 2012, we granted stock options to purchase a total of 3,583,419 shares of common stock with a weighted average exercise price of $0.71 per share, a weighted average grant date fair value of $0.42 per share and a total estimated fair value of approximately $1.5 million. Of the total option grants, 3,001,587 were service-based stock options and 581,832 were performance-based stock options.

The fair value of the shares of common stock underlying stock options has historically been established by the board of directors primarily based upon a valuation provided by an independent third-party valuation firm. Because there is no public market for our common stock, our board of directors has relied upon this independent valuation and other factors, including, but not limited to, the current status of the technical and commercial success of the Company’s operations, the financial condition of the Company, the stage of the Company’s product design and development, and competition to establish the fair value of our common stock at the time of grant of the option.

We used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Year Ended	Nine Months Ended	Year Ended
	December 31,	December 31,	March 31,
	2013	2012	2012
Assumed forfeiture rate (annual %)	5.0%	5.0%	8.0%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average assumed stock price volatility	59.1%	63.5%	63.5%
Weighted average risk-free rate	1.46%	1.01%	1.15%
Weighted average expected life (years)	6.30	6.28	6.26

The assumed forfeiture rate is the annual percentage of unvested stock options that are assumed to be forfeited or cancelled due to grantees discontinuing employment with us. Because service-based stock options normally vest over a four year period, the forfeiture assumption is used to estimate the number of stock options that are expected to vest in future periods, which affects the estimate of the forfeiture-adjusted aggregate stock-based compensation expense related to the stock options. The forfeiture assumption was developed considering LC’s actual annual forfeiture rates for unvested stock options over the past four years and analyzing the distribution of unvested stock options held by executive officers, senior managers and other employees as of December 31, 2013. Holding other assumptions constant, a higher forfeiture rate reduces the number of options expected to vest in future periods, which lowers the estimated forfeiture-adjusted aggregate stock-based compensation expense related to any affected stock options.

We have paid no cash dividends and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of 0.0% in our option-pricing model.

The stock price volatility assumption is derived using a set of peer group public companies. For the nine months ended December 31, 2012 and the year ended March 31, 2012, the peer group companies were small- or micro-capitalization companies that conduct business in the consumer finance or investment management sectors. For the twelve months ended December 31, 2013, we updated the set of peer group public companies used to derive the stock price volatility assumption. The new peer group includes small-, mid- and large-capitalization companies that conduct business in the consumer finance, investment management and technology sectors. The weighted-average historical stock price volatility of the set of peer companies used in the fiscal year ended December 31, 2013 was substantially the same as the weighted-average historical stock price volatility, measured over the same time periods, as the peer companies used in the nine months ended December 31, 2012 and the year ended December 31, 2012. The change in this option valuation assumption did not have a material impact on the valuation of the stock options granted during the year ended December 31, 2013.

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

Options activity under the Option Plan is summarized as follows:

	Stock Options Issued and Outstanding	Weighted Average Exercise Price
Balances, December 31, 2012	10,255,222	$1.19
Options Granted	3,176,750	9.75
Options Exercised	(2,232,969)	0.77
Options Forfeited/Expired	(370,321)	1.90

Balances, December 31, 2013	10,828,682	$3.76

Options to purchase 2,232,969 shares with a total intrinsic value (fair value less exercise price) of $26.2 million were exercised during the year ended December 31, 2013.

A summary of outstanding options, vested options and options vested and expected to vest at December 31, 2013, is as follows:

	Stock Options Issued and Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Options Outstanding	10,828,682	8.07	$3.76
Vested Options	3,875,734	6.93	$0.96
Options Vested and Expected to Vest	10,362,887	8.03	$3.63

A summary by weighted average exercise price of outstanding options, vested options, and options vested and expected to vest at December 31, 2013, is as follows:

Exercise Price Range	Stock Options Outstanding	Weighted Average Remaining Contractual Life of Outstanding Stock Options (Years)	Number of Stock Options Vested	Number of Stock Options Vested and Expected to Vest
$0.01-$1.00	4,994,901	6.88	3,072,543	4,921,642
$1.01-$5.00	3,076,531	8.59	776,508	2,915,612
$5.01-$10.00	1,150,750	9.37	25,059	1,067,147
$10.01-$20.00	1,606,500	9.85	1,624	1,458,486

$0.01-$20.00	10,828,682	8.07	3,875,734	10,362,887

We recognized $6.4 million and $1.1 million of stock-based compensation expense related to stock options for the year ended December 31, 2013 and the nine months ended December 31, 2012, respectively. As of December 31, 2013, total unrecognized compensation cost was $35.1 million and these costs are expected to be recognized over the next 3.4 years.

No net income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

401(k) Plan

We maintain a 401(k) defined contribution plan that covers substantially all of our employees. Participants may elect to contribute their annual compensation up to the maximum limit imposed by federal tax law.

11. Income Taxes

For the year ended December 31, 2013, we recorded no provision for income taxes related to pre-tax income due to the availability of deferred tax assets subject to a full valuation allowance to offset current year income. For the nine months ended December 31, 2012 and the year ended March 31, 2012, we recorded no benefit for income taxes on the taxable losses due to the full valuation allowance.

The Company’s effective tax rate differs from the statutory federal rate for the year ended December 31, 2013, the nine months ended December 31, 2012, and year ended March 31, 2012, as follows (in thousands):

	Year Ended		Nine Months Ended		Year Ended
	December 31,		December 31,		March 31,
	2013		2012		2012
Pretax Income (Loss)	$7,308		$(4,238)		$(11,944)

Tax at federal statutory rate	$2,485	34.00%	$(1,441)	34.00%	$(4,061)	34.00%
State tax, net of federal tax benefit	563	7.7%	(151)	3.56%	(855)	7.16%
Share-based compensation expense	(593)	-8.11%	(314)	7.41%	181	-1.52%
Tax credits	(459)	-6.28%	—	0.00%	(140)	1.17%
Change in valuation allowance	(2,534)	-34.67%	1,934	-45.63%	5,409	-45.28%
Change in unrecognized tax benefit	518	7.09%	150	-3.54%	—	0.00%
Other	20	0.27%	(178)	4.20%	(534)	4.47%

	$—	0.00%	$—	0.00%	$—	0.00%

The significant components of our deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets
Net operating loss carryforwards	$18,818	$21,856
Reserves and accruals	2,804	1,365
Organizational and start-up costs	516	529
Credits & California incentives	216	254

Gross deferred tax asset	22,354	24,004
Valuation Allowance	(22,338)	(23,939)

Net deferred tax assets	16	65

Deferred tax liability
Depreciation and amortization	$(16)	$(65)

Net deferred tax liability	$(16)	$(65)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2013, a full valuation allowance of $22.3 million has been recorded to recognize only deferred tax assets that are more likely than not to be realized.

At December 31, 2013, the Company had federal and state net operating loss (“NOL”) carry forwards of approximately $43.9 million and $40.7 million, respectively, to offset future taxable income. The Company’s federal and state net operating loss carry forwards will begin expiring in 2027 and 2016, respectively. Additionally, at December 31, 2013, the Company has federal and state research and development (“R&D”) tax credit carry forwards of approximately $0.6 million and $0.5 million, respectively. The federal credit carry forwards will begin expiring in 2016 and the state credits may be carried forward indefinitely.

In general, a corporation’s ability to utilize its NOL and R&D carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the capital (as defined) of a company by certain stockholders or public groups.

The following is a reconciliation of LC’s unrecognized tax benefits (in thousands):

	Year	Nine Months
	Ended	Ended
	December 31,	December 31,
	2013	2012
Balance as of the beginning of the calendar/fiscal year	$367	$240
Additions for tax positions related to the prior year	523	—
Additions for tax positions related to the current year	190	127

Balance as of the end of the calendar/fiscal year	$1,080	$367

If the cumulative unrecognized tax benefit is recognized there will be no effect on the Company’s effective tax rate due to the full valuation allowance.

Due to the nature of the unrecognized tax benefits and the existence of tax attributes, the Company has not accrued any interest or penalties associated with unrecognized tax benefits in the Consolidated Statement of Operations nor has the Company recognized a liability in the Consolidated Balance Sheet.

The Company does not believe the total amount of unrecognized benefit as of December 31, 2013, will increase or decrease significantly in the next twelve months.

The Company files income tax returns in the U.S. and various state jurisdictions. As of December 31, 2013, the Company’s federal tax returns for 2009 and earlier and the Company’s state tax returns for 2008 and earlier are no longer subject to examination by the taxing authorities. However, the Company’s tax attribute carry forwards from closed tax years may be subject to examination to the extent utilized in an open tax year.

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

•	Short-term financial assets: Short-term financial assets include cash and cash equivalents, restricted cash, accrued interest, other receivables and deposits with service providers. These assets are carried at historical cost. The carrying amount approximates fair value due to the short term nature of the financial instruments.

•	Short-term financial liabilities: Short-term financial liabilities include accrued interest payable and other accrued expenses, and payables to investors. These liabilities are carried at historical cost. The carrying amount approximates fair value due to the short term nature of the financial instruments.

13. Commitments and Contingencies

Commitments

Operating Leases

Corporate Headquarters

We have several lease agreements for space at 71 Stevenson Street in San Francisco, California, where our corporate headquarters are located. These leases commenced in April 2011, September 2012, June 2013 and December 2013. These leases expire in June 2019 with a renewal option that would extend the lease for five years to June 2024.

Other Real Estate

In December 2012, we renewed the lease for a New York City office for a one year term that expires on January 31, 2014.

Total facilities rental expense for the year ended December 31, 2013, the nine month period ended December 31, 2012 and the year ended March 31, 2012 was $1.9 million, $0.6 million and $0.5 million, respectively. Sublease rental expense for the year ended

December 31, 2013, the nine month period ended December 31, 2012 and the year ended March 31, 2012 was $0.6 million, $0.5 million and $0.4 million, respectively. Minimum rental expense for the for the year ended December 31, 2013, the nine month period ended December 31, 2012 and the year ended March 31, 2012 was $1.3 million, $0.1 million and $0.1 million, respectively. As part of these lease agreements, we currently have pledged $0.2 million of cash and arranged for a $0.2 million letter of credit as security deposits.

At December 31, 2013, the future minimum lease payments payable under the contracts for leased premises is as follows:

Year-Ended December 31,	Future Minimum Lease Payments
2014	$2,748
2015	3,293
2016	3,379
2017	3,598
2018	3,808
Thereafter	1,925

Total	$18,751

Loan Funding related to Direct Marketing Programs

For loans listed on the platform as a result of direct marketing efforts, we have committed to invest in such loans if investors do not provide funding for all or a portion of such loans. All loan listings obtained from direct marketing campaigns that were on the platform as of December 31, 2013 were fully funded by investors.

Contingencies

Credit Support Agreement

We are subject to a Credit Support Agreement with a Certificate investor. The Credit Support Agreement requires us to pledge and restrict cash in support of its contingent obligation to reimburse the investor for credit losses on Loans underlying the investor’s Certificate, that are in excess of a specified, aggregate loss threshold. LC is contingently obligated to pledge cash, not to exceed $5.0 million, to support this contingent obligation and which cash balance is premised upon the investor’s Certificate purchase volume. As of December 31, 2013, approximately $3.4 million was pledged and restricted to support this contingent obligation.

As of December 31, 2013, the credit losses pertaining to the investor’s Certificate have not exceeded the specified threshold, nor are future credit losses expected to exceed the specified threshold, and thus no expense or liability has been recorded. We currently do not anticipate recording losses resulting from its contingent obligation under this Credit Support Agreement. If losses related to the Credit Support Agreement are later determined to be likely to occur and are estimable, results of operations could be affected in the period in which such losses are recorded.

Legal

We may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of any such matter will have a material effect on our financial condition, results of operations or cash flows.

14. Segment Reporting

We report segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by us for purposes of evaluating performance and allocating resources. Based on this approach, we have one reportable segment. Our management reporting process is based on our internal operating structure, which is subject to change and is not necessarily similar to that of other comparable companies.

15. Subsequent Events

In February 2014, the Board of Directors approved a 3,128,686 share increase under LC’s 2007 Stock Incentive Plan.

In February 2014, the Board of Directors approved an amendment to Mr. Summer’s option to allow for early exercise of his option award.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014

LENDINGCLUB CORPORATION

By:	/s/ RENAUD LAPLANCHE
Renaud Laplanche
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Renaud Laplanche Renaud Laplanche	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2014

/s/ Carrie L. Dolan Carrie L. Dolan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2014

/s/ Jeffrey M. Crowe Jeffrey M. Crowe	Director	March 31, 2014

/s/ Daniel Ciporin Daniel Ciporin	Director	March 31, 2014

/s/ Rebecca Lynn Rebecca Lynn	Director	March 31, 2014

/s/ John J. Mack John J. Mack	Director	March 31, 2014

/s/ Mary Meeker Mary Meeker	Director	March 31, 2014

/s/ John C. Morris John C. Morris	Director	March 31, 2014

/s/ Lawrence Summers Lawrence Summers	Director	March 31, 2014

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation of LendingClub Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s 8-K, filed June 7, 2012)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s 8-K/A, filed on February 7, 2012)

3.3	Amended and Restated Bylaws of LendingClub Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed June 17, 2009)

4.1	Form of three-year Member Payment Dependent Note (included as Exhibit A in Exhibit 4.5) (incorporated by reference to Exhibit 4.3 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

4.2	Form of Indenture between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of the Company’s Amendment #3 to Form S-1, Registration No. 333-151827, filed October 9, 2008)

4.3	First Supplemental Indenture, dated July 10, 2009, between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 of the Company’s Post-Effective Amendment No. 3, Registration No. 333-151827, filed July 23, 2009)

4.4	Form of Investor Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-177230, filed October 7, 2010)

4.5	Second Supplemental Indenture, dated May 5, 2010, between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

4.6	Form of five-year Member Payment Dependent Note (included as Exhibit B in Exhibit 4.5) (incorporated by reference to Exhibit 4.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.1	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-177230, filed October 7, 2011)

10.2	Form of Borrowership Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-177230, filed October 7, 2011)

10.3	LendingClub Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1, filed June 20, 2008)

10.4	Amendment No. 3 to LendingClub Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K, filed June 17, 2009)

10.5	Form of Warrant (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1, filed June 20, 2008)

10.6+	Second Amended and Restated Loan Sale Agreement, dated as of February 28, 2014, between LendingClub Corporation and WebBank

10.7+	Second Amended and Restated Loan Account Program Agreement, dated as of February 28, 2014, between LendingClub Corporation and WebBank

10.8	Hosting Services Agreement, dated as of October 6, 2008, between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K, filed June 17, 2009)

10.9	Services Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K, filed June 17, 2009)

Exhibit Number	Description

10.10	License Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K, filed June 17, 2009)

10.11	Series A Preferred Stock Purchase Agreement, dated as of August 21, 2007, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K, filed June 17, 2009)

10.12	Series B Preferred Stock Purchase Agreement, dated as of March 13, 2009, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K, filed June 17, 2009)

10.13	Series C Preferred Stock Purchase Agreement, dated as of April 14, 2010, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed April 14, 2010)

10.14	Series D Preferred Stock Purchase Agreement, dated as of July 24, 2011, by and among LendingClub Corporation and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed August 3, 2011)

10.15	Series E Preferred Stock Purchase Agreement, dated as of June 1, 2012, by and among LendingClub Corporation and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed June 7, 2012)

10.16	Amended and Restated Investor Rights Agreement, dated as of June 1, 2012, by and among LendingClub Corporation and the Investors listed on Exhibit A thereto (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K, filed June 7, 2012)

10.17	Amended and Restated Voting Agreement, dated as of June 1, 2012, by and among LendingClub Corporation, those certain holders of the Company’s Common Stock listed on Exhibit A thereto, the persons and entities listed on Exhibit B thereto, and the persons and entities listed on Exhibit C thereto (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K, filed June 7, 2012)

10.18	Amended and Restated Right of First Refusal and Co-Sale Agreement, dated as of June 1, 2012, by and among LendingClub Corporation, each of the persons and entities listed on Exhibit A thereto, and each of the persons listed on Exhibit B thereto (incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K, filed June 7, 2012)

10.19†+	Backup and Successor Servicing Agreement, dated as of September 15, 2011, by and between Portfolio Financial Servicing Company and Lending Club Corporation. (incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.20	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.21	Form of Referral Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.22	Employment Letter by and between LendingClub Corporation and Carrie Dolan (incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.23	Employment Agreement by and between LendingClub Corporation and Renaud Laplanche, as amended (incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

Exhibit Number	Description

10.24	Employment Agreement by and between LendingClub Corporation and Scott Sanborn (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K/A, Filed July 31, 2012)

10.25+	First Amendment to Amended and Restated Loan Account Program Agreement, June 4, 2013, by and between LendingClub Corporation and WebBank. (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-Q, Filed August 9, 2013)

10.26	First Amendment to Amended and Restated Loan Sale Agreement, June 4, 2013, by and between LendingClub Corporation and WebBank. (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-Q, Filed August 9, 2013)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K/A, Filed July 31, 2012)

16.1	Letter from Armanino McKenna LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K, Filed April 11, 2011)

18.1	Preferability letter from independent Registered Public Accounting firm (incorporated by reference to Exhibit 18.1 of the Company’s Form 10-K, Filed June 29, 2011)

21.1	Subsidiaries of LendingClub Corporation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.
+	Confidential treatment requested