Form 10-Q
period 2014-03-31
LendingClub Corp
filed 2014-05-15
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 30, 2014, there were 28,646,018 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Except as the context requires otherwise, as used herein, “Lending Club,” “LC,” “we,” “us,” and “our,” refer to LendingClub Corporation, “LCA” refers to LC Advisors, LLC, a wholly owned subsidiary of LendingClub and “Trust” refers to LC Trust I, an independent Delaware business trust that acquires and holds loans for the sole benefit of certain investors that purchase trust certificates (“Certificates”) issued by the Trust and that are related to underlying loans.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, that involve substantial risks and uncertainties. Those sections of the Securities Act and Exchange Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

All statements, other than statements of historical facts, included in this Report regarding borrowers, credit scoring, Fair Isaac Corporation (“FICO”) or other credit scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to attract potential borrowers to our marketplace;

•	the degree to which potential borrowers apply for, are approved for and actually borrow via a loan (“Loan”);

•	the status of borrowers, the ability of borrowers to repay loans and the plans of borrowers;

•	interest rates and origination fees on Loans;

•	our ability to service loans and our ability, or the ability of third party collection agents, to pursue collection of delinquent and defaulted loans;

•	our ability to retain WebBank or another third party banking institution as the issuer of Loans facilitated through our platform;

•	our ability to attract additional investors to the platform, to our funds, to separately managed accounts (“SMAs”) or to purchase loans;

•	the ability to sell member payment dependent notes (“Notes”), Certificates and Loans to investors;

•	the available functionality of a secondary market trading program;

•	expected rates of return provided to investors;

•	our financial condition and performance, including our ability to remain cash flow positive;

•	our ability to retain and hire competent employees and appropriately staff our operations;

•	our ability to prevent security breaks, disruption in service, and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of the platform or adversely impact our ability to service loans;

•	our ability to prevent and detect identity theft;

•	our ability to develop and maintain effective internal controls;

•	our compliance with applicable local, state and federal laws, including the Investment Advisors Act of 1940, the Investment Company Act of 1940 and other laws; and

•	our compliance with applicable regulations and regulatory developments.

We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the cautionary statements included in this Report, including the “Risk Factors” section of our Annual Report on Form 10-K, for a description of certain risks that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LendingClub Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$64,599	$49,299
Restricted cash	15,967	12,208
Loans at fair value (includes $1,336,553 and $1,158,302 from consolidated Trust at March 31, 2014 and December 31, 2013, respectively)	2,109,818	1,829,042
Accrued interest receivable (includes $5,880 and $5,671 from consolidated Trust at March 31, 2014 and December 31, 2013, respectively)	17,428	15,975
Property, equipment and software, net	14,989	12,595
Other assets	6,180	23,921
Due from related parties	379	355

Total Assets	$2,229,360	$1,943,395

LIABILITIES
Accounts payable	$3,218	$4,524
Accrued interest payable (includes $5,880 and $5,671 from consolidated Trust at March 31, 2014 and December 31, 2013, respectively)	19,408	17,741
Accrued expenses and other liabilities	10,106	9,128
Payable to investors	7,590	3,918
Notes and Certificates, at fair value (includes $1,336,553 and $1,158,302 from consolidated Trust at March 31, 2014 and December 31, 2013, respectively)	2,120,227	1,839,990

Total Liabilities	2,160,549	1,875,301

Commitments and contingencies (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock	$103,244	$103,244
Common stock, $0.01 par value; 180,000,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; 28,336,450 and 27,493,320 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	142	138
Additional paid-in capital	23,053	15,041
Accumulated deficit	(57,628)	(50,329)

Total Stockholders’ Equity	68,811	68,094

Total Liabilities and Stockholders’ Equity	$2,229,360	$1,943,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

LendingClub Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Non-Interest Revenue:
Origination fees	$35,412	$13,582
Servicing fees	1,780	715
Management fees	1,094	494
Other revenue	416	1,452

Total Non-Interest Revenue	38,702	16,243

Net Interest Income:
Total interest income	73,048	32,364
Total interest expense	(73,000)	(32,325)

Net Interest Income	48	39

Fair value adjustments, Loans	(24,749)	(9,217)
Fair value adjustments, Notes and Certificates	24,717	9,186

Net Interest Income after fair value adjustments	16	8

Total Net Revenue	38,718	16,251

Operating expenses:
Sales and marketing	20,582	7,707
Origination and servicing	7,402	2,634
General and administrative	18,033	5,870

Total Operating Expenses	46,017	16,211

Net (Loss) Income	$(7,299)	$40

Basic net loss per share attributable to common stockholders	$(0.26)	$0.00
Diluted net loss per share attributable to common stockholders	$(0.26)	$0.00
Weighted-average shares of common stock used in computing basic net income per share	27,890,322	23,818,258
Weighted-average shares of common stock used in computing diluted net income per share	27,890,322	37,748,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

LendingClub Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from Operating Activities:
Net (loss) income	$(7,299)	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustments of Loans, Notes and Certificates, net	32	31
Change in loan servicing liability carried at fair value	285	221
Change in loan servicing asset carried at fair value	(330)	—
Stock-based compensation and warrant expense, net	7,033	526
Depreciation and amortization	1,007	174
Loss (Gain) on sales of Loans at fair value	71	(1,160)
Other, net	5	(7)
Purchase of Whole Loans sold at fair value	(265,653)	(38,906)
Proceeds from sales of Whole Loans at fair value	265,582	40,066
Net change in:
Accrued interest receivable	(1,453)	(2,009)
Other assets	18,070	(564)
Due from related parties	(24)	(93)
Accounts payable	(131)	817
Accrued interest payable	1,667	2,103
Accrued expenses and other liabilities	1,232	902

Net cash provided by operating activities	20,094	2,141

Cash flows from Investing Activities:
Purchase of Loans at fair value	(511,219)	(312,830)
Principal payments of Loans at fair value	204,950	88,846
Proceeds from recoveries and sales of charged-off Loans at fair value	744	—
Net change in restricted cash	(3,759)	(4,263)
Purchase of property, equipment and software	(5,005)	(1,406)

Net cash used in investing activities	(314,289)	(229,653)

Cash flows from Financing Activities:
Payable to Investors	3,672	1,835
Proceeds from issuance of Notes and Certificates	510,962	312,812
Payments on Notes and Certificates	(205,274)	(88,883)
Payments on charged-off Notes and Certificates from recoveries and sales of related charged off Loans at fair value	(734)	—
Proceeds from exercise of warrants to acquire Series A convertible preferred stock	—	20
Proceeds from exercise of warrants to acquire common stock	89	—
Proceeds from stock options exercised	780	482

Net cash provided by financing activities	309,495	226,266

Net increase (decrease) in cash and cash equivalents	15,300	(1,246)
Cash and cash equivalents, beginning of period	49,299	52,551

Cash and cash equivalents, end of period	$64,599	$51,305

Supplemental disclosure of cash flow information:
Cash paid for interest	$71,296	$30,135
Non-cash investing activity—accrual of property, equipment and software, net	$385	$240
Non-cash financing activity—reclassification of early-exercise liability relating to stock options	$174	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LENDINGCLUB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and March 31, 2013, have been prepared by LendingClub Corporation in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The company did not have any items of other comprehensive income/(loss) during any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2014 and 2013.

In the opinion of management, all necessary adjustments (including only those of a normal recurring nature) have been made for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013.

The preparation of our condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these accounting policies during the first three months of 2014.

On April 15, 2014, the Board of Directors approved a 2 for 1 equity stock split in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. All share and per share data has been adjusted to reflect this stock split.

2. Loans at Fair Value and Notes and Certificates at Fair Value

We use fair value measurements to record fair value adjustments to Loans and the related Notes and Certificates that are recorded at fair value on a recurring basis.

Loans and the related Notes and Certificates do not trade in an active market with readily observable prices. Accordingly, the fair value of Loans and the related Notes and Certificates are determined using a discounted cash flow methodology utilizing assumptions market participants use for credit losses, changes in the interest rate environment and other factors. Fair value measurements of our Loans and the related Notes and Certificates use significant unobservable inputs and, accordingly, we classify them as Level 3.

We have ongoing monitoring procedures in place for our Level 3 assets and liabilities that use such valuation methods and models. These procedures are designed to provide reasonable assurance that internal valuation models continue to perform as expected after approved. All internal valuation models are subject to ongoing review by business-unit-level management and the executive management team.

At March 31, 2014 and December 31, 2013, Loans and Notes and Certificates (in thousands) were:

	Loans		Notes and Certificates
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Aggregate principal balance outstanding	$2,131,152	$1,849,042	$2,141,557	$1,859,982
Fair value adjustments	(21,334)	(20,000)	(21,330)	(19,992)

Fair Value	$2,109,818	$1,829,042	$2,120,227	$1,839,990

We determined the fair values of Loans and Notes and Certificates using inputs and methods that are categorized in the fair value hierarchy, as follows (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
March 31, 2014
Assets
Loans at fair value	$—	$—	$2,109,818	$2,109,818
Liabilities
Notes and Certificates	$—	$—	$2,120,227	$2,120,227
December 31, 2013
Assets
Loans at fair value	$—	$—	$1,829,042	$1,829,042
Liabilities
Notes and Certificates	$—	$—	$1,839,990	$1,839,990

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

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements at March 31, 2014:

		March 31, 2014		December 31, 2013
		Range of Inputs		Range of Inputs
	Unobservable Input	Minimum	Maximum	Minimum	Maximum
Loans	Discount rate	5.6%	16.9%	5.9%	15.9%
	Net cumulative expected loss	2.0%	21.6%	2.1%	23.7%
Notes & Certificates	Discount rate	5.6%	16.9%	5.9%	15.9%
	Net cumulative expected loss	2.0%	21.6%	2.1%	23.7%

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

Significant unobservable inputs presented in the table above are those we consider significant to the estimated fair values of the Level 3 assets and liabilities. We consider unobservable inputs to be significant, if by their exclusion, the estimated fair value of the Level 3 asset or liability would be impacted by a significant percentage change, or based on qualitative factors such as the nature of the instrument and significance of the unobservable inputs relative to other inputs used within the valuation. The following is a description of the significant unobservable inputs provided in the table.

Discount rate – Discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, the fair value, of the Loans, Notes and Certificates. The discount rates for the projected net cash flows of Loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of Loans. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in Notes and Certificates with cash flows dependent on specific grades of Loans. Discount rates for existing Loans, Notes and Certificates are adjusted to reflect the time value of money. A risk premium component is implicitly included in the discount rates to reflect the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

Net cumulative expected loss – Net cumulative expected loss is an estimate of the net cumulative principal payments that will not be repaid over the entire life of a Loan, Note or Certificate, expressed as a percentage of the original principal amount of the Loan, Note or Certificate. The estimated net cumulative loss is the sum of the net losses estimated to occur each month of the life of a new Loan, Note or Certificate. Therefore, the total net losses estimated to occur over the remaining maturity of existing Loans, Notes and Certificates are less than the estimated net cumulative losses of comparable new Loans, Notes and Certificates. A given month’s estimated net losses are a function of two variables:

(i)	estimated default rate, which is an estimate of the probability of not collecting the remaining contractual principal amounts owed and,

(ii)	estimated net loss severity, which is the percentage of contractual principal cash flows lost in the event of a default, net of the average net recovery, expected to be received on a defaulted Loan, Note or Certificate.

Our obligation to pay principal and interest on any Note or Certificate is equal to the pro-rata portion of the payments, if any, received on the related Loan subject to applicable fees. The gross effective interest rate associated with Notes or Certificates is the same as the interest rate paid on the underlying Loan. At March 31, 2014, the discounted cash flow methodology used to estimate the Notes’ and Certificates’ fair values uses the same projected net cash flows as their related Loan. The discount rates for the projected net cash flows of the Notes and Certificates are our estimates of the rates of return, including risk premiums (if significant) that investors in unsecured consumer credit obligations would require when investing in Notes and Certificates with cash flows dependent on specific credit grades of Loans.

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 (in thousands):

	Loans	Notes and Certificates
Fair value at December 31, 2013	$1,829,042	$1,839,990
Purchases of Loans	776,801	—
Issuances of Notes and Certificates	—	510,962
Principal payments	(204,950)	(205,274)
Whole Loan sales	(265,582)	—
Recoveries and sales of charged-off loans	(744)	(734)

Carrying value before fair value adjustments	2,134,567	2,144,944
Fair value adjustments, included in earnings	(24,749)	(24,717)

Fair value at March 31, 2014	$2,109,818	$2,120,227

At March 31, 2014, outstanding Loans underlying Notes and Certificates have original terms of either 36 months or 60 months and are paid monthly with fixed interest rates ranging from 5.42% to 26.06% and various maturity dates through March 2019.

The fair value of Loans and the related Notes and Certificates are determined using a discounted cash flow model utilizing estimates for credit losses, changes in the interest rate environment, and other factors. For Notes and Certificates, we also consider risk factors such as our ability to operate on a cash-flow positive basis and liquidity position. The majority of fair value adjustments included in earnings is attributable to changes in estimated instrument-specific future credit losses. All fair valuation adjustments were related to Level 3 instruments for the three months ended March 31, 2014 and 2013. A specific Loan that is projected to have higher future default losses than previously estimated has lower expected future cash flows over its remaining life, which reduces its estimated fair value. Conversely, a specific Loan that is projected to have lower future default losses than previously estimated has increased expected future cash flows over its remaining life, which increases its fair value. Because the payments to holders of Notes and Certificates directly reflect the payments received on Loans, a reduction or increase of the expected future payments on Loans will decrease or increase the estimated fair values of the related Notes and Certificates. Expected losses and actual loan charge-offs on Loans are offset to the extent that the Loans are financed by Notes and Certificates that absorb the related loan losses.

The fair value adjustments for Loans were largely offset by the fair value adjustments of the Notes and Certificates due to the member payment dependent design of the Notes and Certificates and because the total principal balances of the Loans were very close to the combined principal balances of the Notes and Certificates.

At March 31, 2014, we had 997 Loans that were 90 days or more past due including non-accrual loans and loans where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $10.5 million, aggregate adverse fair value adjustments totaling $9.5 million and an aggregate fair value of $1.0 million. At December 31, 2013, we had 989 Loans that were 90 days or more past due including non-accrual loans and loans where the borrower has filed for bankruptcy or is deceased, which had a total outstanding principal balance of $10.2 million, aggregate adverse fair value adjustments totaling $9.1 million and an aggregate fair value of $1.1 million.

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

The discounted cash flow technique that we use to determine the fair value of our Level 3 Loans, Notes and Certificates requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Certain of these unobservable inputs will (in isolation) have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. For example, increases in the discount rates and estimated net cumulative loss rates each will reduce the estimated fair value of Loans, Notes and Certificates. When multiple inputs are used within the valuation technique of a Loan, Note or Certificate, a change in one input in a certain direction may be offset by an opposite change in another input.

3. Fair Value of Financial Instruments Not Measured at Fair Value on a Recurring Basis in the Balance Sheet

The following are descriptions of the valuation methodologies used for estimating the fair value of financial instruments not recorded at fair value on a recurring basis in the balance sheet; these financial instruments are carried at historical cost or amortized cost in the balance sheets.

•	Short-term financial assets: Short-term financial assets include cash and cash equivalents, restricted cash, accrued interest, and other assets. These assets are carried at historical cost. The carrying amount approximates fair value due to the short term nature of the financial instruments.

•	Short-term financial liabilities: Short-term financial liabilities include accounts payable, accrued interest payable, other accrued expenses and payables to investors. These liabilities are carried at historical cost. The carrying amount approximates fair value due to the short term nature of the financial instruments.

4. Property, Equipment and Software, net

Property, equipment and software consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Capitalized website and internally developed software costs	$6,542	$4,188
Computer equipment	4,655	4,019
Leasehold Improvements	3,078	2,700
Construction in progress	1,580	1,978
Furniture and fixtures	1,221	836
Software	948	913
Domain name	26	26

Total property and equipment	18,050	14,660
Accumulated depreciation and amortization	(3,061)	(2,065)

Property, equipment and software, net	$14,989	$12,595

5. Other Assets

Other assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Prepaid expenses	$2,209	$3,546
Receivable from investors	1,578	18,116
Loan servicing asset at fair value	864	534
Accounts receivable	445	439
Tenant improvement receivable	376	504
Deposits	186	193
Other	522	589

Total other assets	$6,180	$23,921

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued service fees	$4,506	$2,057
Accrued compensation	2,878	5,243
Loan servicing liability at fair value	1,221	936
Deferred rent	834	653
Other accrued expenses	667	239

Total accrued expenses and other liabilities	$10,106	$9,128

7. Stockholders’ Equity

Convertible Preferred Stock (in thousands, except share amounts)

Preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences and terms of each series. The following table provides details regarding each Series of preferred stock authorized by the Board of Directors. The outstanding shares of convertible preferred stock are not mandatorily redeemable. A description of the preferred stock including conversion, liquidation preference, dividends and voting rights are included in Note 9 – Stockholders’ Equity in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There were no changes in this information during the first three months of 2014 except for the adjustment to reflect the 2 for 1 stock split, which took place April 15, 2014.

	March 31, 2014	December 31, 2013
Preferred stock, $0.01 par value; 123,235,032 total shares authorized at March 31, 2014 and December 31, 2013:
Series A convertible preferred stock, 34,012,550 shares designated at March 31, 2014 and December 31, 2013; 33,050,172 shares issued and outstanding at March 31, 2014 and December 31, 2013; aggregate liquidation preference of $17,599 at March 31, 2014 and December 31, 2013.	$17,402	$17,402
Series B convertible preferred stock, 32,821,052 shares designated at March 31, 2014 and December 31, 2013; 32,788,650 shares issued and outstanding at March 31, 2014 and December 31, 2013; aggregate liquidation preference of $12,268 at March 31, 2014 and December 31, 2013.	12,164	12,164
Series C convertible preferred stock, 31,243,218 shares designated at March 31, 2014 and December 31, 2013; 31,243,218 shares issued and outstanding at March 31, 2014 and December 31, 2013; aggregate liquidation preference of $24,490 at March 31, 2014 and December 31, 2013.	24,388	24,388
Series D convertible preferred stock, 18,015,356 shares designated at March 31, 2014 and December 31, 2013; 18,015,356 shares issued and outstanding at March 31, 2014 and December 31, 2013; aggregate liquidation preference of $32,044 at March 31, 2014 and December 31, 2013.	31,943	31,943
Series E convertible preferred stock, 7,142,856 shares designated at March 31, 2014 and December 31, 2013; 5,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013; aggregate liquidation preference of $17,500 at March 31, 2014 and December 31, 2013.	17,347	17,347

	$103,244	$103,244

At March 31, 2014, we have 761,354 shares of convertible preferred Series A stock warrants authorized and reserved for future issuance. Convertible preferred Series A stock warrants are fully exercisable with exercise prices of $0.5325 or $0.535 per share. The warrants may be exercised at any time on or before August 2018.

Common Stock

At March 31, 2014, we have shares of common stock authorized and reserved for future issuance as follows:

Options to purchase common stock	27,488,896
Options available for future issuance	3,584,524
Common stock warrants	361,700

Total common stock authorized and reserved for future issuance	31,435,120

During the three months ended March 31, 2014, we issued 719,562 shares of common stock in exchange for proceeds of $0.8 million upon the exercise of stock options.

Common stock warrants are fully exercisable with exercise prices of $0.01 to $0.785 per share. The warrants may be exercised at any time on or before February 2021.

During the three months ended March 31, 2014, we issued 123,568 common shares for proceeds of $0.09 million upon the exercise of common stock warrants.

Accumulated Deficit

For the three months ended March 31, 2014, we had a net loss of $7.30 million and net income of $0.04 million for the three months ended March 31, 2013. We have an accumulated deficit of $57.6 million and stockholders’ equity of $68.8 million, at March 31, 2014.

8. Stock-Based Compensation and Other Employee Benefit Plans

Stock Incentive Plan

Under our 2007 Stock Incentive Plan (the “Option Plan”), we may grant options to purchase shares of common stock to employees, executives, directors and consultants at exercise prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of the fair market value on the date of grant for non-statutory options. An aggregate of 41,977,268 shares have been authorized for issuance under the Option Plan. The options granted through March 31, 2014 generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and quarterly thereafter, provided the grantee remains continuously employed by us through each vesting date (“service-based options”); however, the Board of Directors retains the authority to grant options with different terms.

For the three months ended March 31, 2014, we granted service-based stock options to purchase 7,109,470 shares of common stock with a weighted average exercise price of $9.98 per share, a weighted average grant date fair value of $8.39 per share and a total estimated fair value of approximately $60 million.

The fair value of the shares of common stock underlying stock options has historically been established by the Board of Directors primarily based upon a valuation provided by an independent third-party valuation firm. Because there is no public market for our common stock, our Board of Directors has relied upon this independent valuation and other factors, including, but not limited to, the current status of the technical and commercial success of our operations, our financial condition, the stage of our product design and development and our competition to establish the fair value of our common stock at the time of the option grant.

We used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Three Months Ended March 31,
	2014	2013
Assumed forfeiture rate (annual %)	5.0%	5.0%
Expected dividend yield	0.0%	0.0%
Weighted average assumed stock price volatility	54.7%	63.5%
Weighted average risk-free rate	1.90%	1.12%
Weighted average expected life (years)	6.33	6.25

The assumed forfeiture rate is the annual percentage of unvested stock options that are assumed to be forfeited or cancelled due to grantees discontinuing employment with us. Because service-based stock options normally vest over a four year period, the forfeiture assumption is used to estimate the number of stock options that are expected to vest in future periods, which affects the estimate of the forfeiture-adjusted aggregate stock-based compensation expense related to the stock options. The forfeiture assumption was developed considering our actual annual forfeiture rates for unvested stock options over the past four years and analyzing the distribution of unvested stock options held by executive officers, senior managers and other employees as of March 31, 2014. Holding other assumptions constant, a higher forfeiture rate reduces the number of options expected to vest in future periods, which lowers the estimated forfeiture-adjusted aggregate stock-based compensation expense related to any affected stock options.

We have paid no cash dividends and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of 0.0% in our option-pricing model.

The stock price volatility assumption is derived using a set of peer group public companies. The peer group includes small-, mid- and large-capitalization companies that conduct business in the consumer finance, investment management and technology sectors.

The expected life represents the period of time that stock options are estimated to be outstanding, giving consideration to the contractual terms of the awards and vesting schedules. Given our limited operating history, the simplified method was applied to calculate the expected term. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

Options activity under the Option Plan for the three months ended March 31, 2014 is summarized as follows:

	Stock Options Issued and Outstanding	Weighted Average Exercise Price
Balances, December 31, 2013	21,657,364	$1.88
Options Granted	7,109,470	9.98
Options Exercised	(719,562)	1.08
Options Forfeited/Expired	(558,376)	3.69

Balances, March 31, 2014	27,488,896	$3.96

Options to purchase 719,562 shares with a total intrinsic value (fair value less exercise price) of $6.4 million were exercised during the three months ended March 31, 2014.

A summary of outstanding options, options vested and options vested and expected to vest as of March 31, 2014, is as follows:

	Stock Options Issued and Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Options Outstanding	27,488,896	8.35	$3.96
Vested Options	8,838,852	6.64	$0.57
Options Vested and Expected to Vest	25,894,148	8.28	$3.77

A summary by weighted average exercise price of outstanding options, options vested, and options vested and expected to vest at March 31, 2014, is as follows:

Exercise Price Range	Stock Options Outstanding	Weighted Average Remaining Contractual Life of Outstanding Stock Options (Years)	Number of Stock Options Vested	Number of Stock Options Vested and Expected to Vest
$0.01 - $0.50	9,689,718	6.77	6,768,142	9,587,852
$0.51 - $2.50	5,461,208	8.12	1,783,134	5,226,356
$2.51 - $5.00	2,156,500	9.12	274,102	2,021,429
$5.01 - $10.00	10,181,470	9.81	13,474	9,058,511

$0.01 - $10.00	27,488,896	8.35	8,838,852	25,894,148

We recognized $7.3 million and $0.5 million of stock-based compensation expense related to stock options for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, we incurred $3.0 million of expense for the accelerated vesting of stock options for a terminated employee that was accounted for as a stock option modification and capitalized $0.3 million as internally developed software costs. For the three months ended March 31, 2013, we did not accelerate vesting of stock options or capitalize stock-based compensation as internally developed software costs.

No net income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

401(k) Plan

We maintain a 401(k) defined contribution plan that covers substantially all of our employees. Participants may elect to contribute their annual compensation up to the maximum limit imposed by federal tax law. On April 15, 2014, we announced an employer 401(k) match up to 3% of an employee’s eligible earnings with a maximum annual match of $5,000 per employee.

9. Income Taxes

For the three months ended March 31, 2014 and 2013, respectively, we recorded no provision or benefit for income taxes due to a full valuation allowance against our deferred tax asset.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. On the basis of this evaluation, a full valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized.

At December 31, 2013, we had federal and state net operating loss (“NOL”) carry forwards of approximately $43.9 million and $40.7 million, respectively, to offset future taxable income. These federal and state net operating loss carry forwards will begin expiring in 2027 and 2016, respectively. Additionally, at December 31, 2013, we had federal and state research and development (“R&D”) tax credit carry forwards of approximately $0.6 million and $0.5 million, respectively. The federal credit carry forwards will begin expiring in 2016 and the state credits may be carried forward indefinitely.

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

Due to the nature of the unrecognized tax benefits and the existence of tax attributes, we have not accrued any interest or penalties associated with unrecognized tax benefits in the Condensed Consolidated Statement of Operations nor have we recognized a liability in the Condensed Consolidated Balance Sheet.

We do not believe the total amount of unrecognized tax benefit as of March 31, 2014, will increase or decrease significantly in the next twelve months.

10. Net Income (Loss) Attributable to Common Stockholders

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

We calculate EPS using the two-class method. The two-class method allocates earnings that otherwise would have been available to common shareholders to holders of participating securities. We consider all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. As such, earnings allocated to these participating securities, which include participation rights in undistributed earnings (see Note 7– Stockholders’ Equity), are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders. All participating securities are excluded from basic weighted-average common shares outstanding.

The following table details the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(7,299)	$40
Less: Earnings allocated to participating securities (1)	$—	$(40)
Net (loss) available to common shareholders after required adjustments for the calculation of basic and diluted earnings per common share	$(7,299)	$—

Basic weighted average common shares outstanding	27,890,322	23,818,258
Weighted average effect of dilutive securities:
Stock Options	—	13,037,136
Warrants	—	892,654

Diluted weighted average common shares outstanding	27,890,322	37,748,048
Loss per common share
Basic	$(0.26)	$0.00
Diluted	$(0.26)	$0.00

(1)	In a period with net income, both earnings and dividends (if any) are allocated to participating securities. In a period with a net loss, only dividends (if any) are allocated to participating securities.

11. Related Party Transactions

Several of our executive officers and directors (including immediate family members) have opened investor accounts with us, made deposits and withdrawals to their accounts and funded portions of Loans via purchases of Notes and Certificates. All Note and Certificate purchases made by related parties were conducted on terms and conditions that were not more favorable than those obtained by other investors.

The following table summarizes deposits and withdrawals made by related parties for the three months ended March 31, 2014 and 2013 and ending account balances, which is comprised of cash and Notes and Certificate balances, as of March 31, 2014 and December 31, 2013 (in thousands).

	Three Months Ended March 31,
	2014		2013
Related Party	Deposits	Withdrawals	Deposits	Withdrawals
Directors	$200	$91	$—	$6
Executive Officers	—	4	968	105

Total	$200	$95	$968	$111

	As of March 31, 2014	As of December 31, 2013
Related Party	Account Balance	Account Balance
Directors	$5,227	$5,026
Executive Officers	42	39

Total	$5,269	$5,065

12. Commitments and Contingencies

Commitments

Operating Lease Commitments

We have several operating lease agreements for space at 71 Stevenson Street in San Francisco, California, where our corporate headquarters are located. These leases expire in June 2019 with a renewal option that would extend the leases for five years to June 2024. In January 2014, we terminated a lease for our New York City office.

Total facilities rental expense for the three months ended March 31, 2014 and 2013 was $0.7 million and $0.4 million, respectively. We did not have any sublease rental expense for the three months ended March 31, 2014. Sublease rental expense for the three months ended March 31, 2013 was $0.3 million. We did not have any minimum rental expense for the three months ended March 31, 2013. Minimum rental expense for the three months ended March 31, 2014 was $0.6 million. As part of these lease agreements, we currently have pledged $0.2 million of cash and arranged for a $0.2 million letter of credit as security deposits.

Loan Funding Commitments

For loans listed on the platform as a result of direct marketing efforts, we have committed to invest in such loans if investors do not provide funding for all or a portion of such loans. All loan listings obtained from direct marketing campaigns that were on the platform as of March 31, 2014 were fully funded by investors.

Credit Support Agreement

We are subject to a credit support agreement with a Certificate investor. The credit support agreement requires us to pledge and restrict cash in support of this contingent obligation to reimburse the investor for credit losses on Loans underlying the investor’s Certificate, that are in excess of a specified, aggregate loss threshold. The amount of cash to be pledged varies based on the investor’s Certificate purchase volume and cannot exceed $5.0 million. As of March 31, 2014, approximately $3.4 million was pledged and restricted to support this contingent obligation.

As of March 31, 2014, the credit losses pertaining to the investor’s Certificate have not exceeded the specified threshold, nor are future credit losses expected to exceed the specified threshold, and thus no liability has been recorded. If losses related to the credit support agreement are later determined to be probable to occur and are reasonably estimable, results of operations could be affected in the period in which such losses are recorded.

Legal

We may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of any such matter will have a material effect on our financial condition, results of operations or cash flows.

13. Subsequent Events

On April 17, 2014, we acquired all of the outstanding limited liability company interests of Springstone Financial, LLC (“Springstone”), a Delaware limited liability company (the “Acquisition”). Springstone provides affordable financing options for consumers looking to finance private education and elective medical procedures through a network of over 14,000 schools and healthcare providers. The acquisition of Springstone expands the services we offer to help consumers achieve their goals.

Under the terms of the Acquisition, the sellers received at closing an aggregate of $115.0 million in cash and approximately $25.0 million worth of shares of Lending Club’s Series F Preferred Stock (the “Share Consideration”). For accounting purposes the purchase price was $114.4 million which was comprised of $111.6 million in cash and $2.8 million of Share Consideration. Additionally, a total of $25.6 million comprised of $22.1 million of Share Consideration and $3.5 million of cash was placed in a third party escrow, and is subject to certain vesting and forfeiture conditions applicable to certain key continuing employees over a three-year period from the closing. This consideration will be accounted for as a compensation arrangement and expensed over the three-year vesting period. Springstone became a wholly owned subsidiary of Lending Club effective April 17, 2014.

In connection with the Acquisition, on April 16, 2014, we sold an aggregate of 3,195,278 shares of its Series F Preferred Stock, par value $0.01 per share to certain new “accredited investors” (as defined under Rule 501 of Regulation D) for aggregate gross proceeds of approximately $65.0 million, pursuant to a Series F Preferred Stock Purchase Agreement dated April 16, 2014. Lending Club sold the shares pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended; and Lending Club made no general solicitation for the sale of the Series F Preferred Stock. Series F Preferred Shares are convertible into shares of Lending Club common stock, par value $0.01 per share, on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of the Lending Club Restated Certificate of Incorporation.

Additionally, on April 16, 2014, we entered into a Credit and Guaranty Agreement with joint lead arrangers and joint bookrunners led by Morgan Stanley Senior Funding, Inc., along with Credit Suisse Securities (USA) LLC, Silicon Valley Bank, Citicorp North America Inc., and JPMorgan Chase Bank, N.A., under which the Lenders agreed to make a $50.0 million term loan (the “Term Loan”) to Lending Club.

The Term Loan was drawn in a single borrowing to partially finance the Acquisition and pay related fees and expenses, including fees and expenses related to the Credit and Guaranty Agreement. We may request that the Lenders establish new term loan facilities, provided that the aggregate principal amount of all new term loan facilities do not exceed $75.0 million. Unless the facility is so increased, no additional amounts are available for borrowing.

The following table provides details of the preliminary purchase price as though the Acquisition had occurred on March 31, 2014 (in thousands).

Purchase consideration (1)	$114,386

Cash	10,020
Restricted cash	1,536
Property, equipment and software	414
Other assets	891
Due from related parties	172
Identified intangible assets	39,900
Goodwill	65,169
Accounts payable	(1,485)
Accrued expenses and other liabilities	(2,231)

Total purchase consideration	$114,386

(1)	Excludes $25.6 million accounted for as compensation arrangements for key continuing employees.

Costs related to the Acquisition were $1.1 million and included in General and administrative operating expenses in LC’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2014.

The following table contains pro-forma net revenue and net loss as though the Acquisition had occurred on January 1, 2013 (in thousands).

	Three Months Ended March 31,
	2014	2013
Total Net Revenue	$43,720	$19,951
Net Loss	$(7,879)	$(3,457)

On April 15, 2014, the Board of Directors approved a 2 for 1 stock split in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. All share and per share data presented in this Report has been adjusted to reflect this stock split.

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

Overview

General Corporate Overview

Lending Club is an online marketplace that facilitates loans to consumers and businesses and offers investors an opportunity to finance the loans. Our goal is to transform the banking and consumer finance industry to make it more cost efficient, transparent and consumer friendly. We replace traditional bank operations with an online marketplace that uses technology and a more efficient funding process to lower operational costs and deliver a better experience to both borrowers and investors.

Lending Club is headquartered in San Francisco, California, was incorporated in 2006 and began operations in 2007.

At March 31, 2014, our marketplace had facilitated 296,879 Loans totaling approximately $4.0 billion since inception.

At March 31, 2014, we had 475 employees and contractors.

Business Overview

Our marketplace connects borrowers and investors and provides a variety of services including screening borrowers for loan eligibility and facilitating payments from borrowers to investors. Our model has significantly lower operating costs than traditional bank lending and consumer finance institutions because there are no physical branches and related infrastructure, no deposit-taking activities, an automated loan underwriting and servicing process and other technology-enhanced processes. We believe that the interest rates offered to borrowers through our platform are generally better, on average, than the rates those borrowers could pay on outstanding credit card balances or unsecured installment loans from a traditional bank.

We also believe that our marketplace enables investors to earn attractive returns and enjoy a more direct, low cost access to consumer credit as an investment asset class. Our investors include both individuals and institutions. We believe that diversity of our investor base allows us to rely on more predictable funding sources with a wide range of investment strategies and risk appetite, which helps us facilitate a wide range of loans.

Our platform offers consumer loans, which are unsecured obligations of individual borrowers that are issued in amounts ranging from $1,000 up to $35,000, depending on the applicable policy, with fixed interest rates, and three-year or five-year original maturities (“Consumer Loans”). Consumer Loans that have a FICO score of at least 660 and meet other strict credit criteria are classified as Public Policy Loans and are issued under WebBank’s Public Credit Policy and can be invested in through member payment dependent notes (“Notes”) pursuant to our shelf registration statement (“Note Shelf”). We and WebBank, a FDIC-insured, state chartered industrial bank organized under the laws of Utah, are also partnering with other sophisticated institutional investors to tailor credit and underwriting specifications for Consumer Loans to meet specific credit and investment criteria of these investors (“Custom Credit Policy”) that are outside of the Public Credit Policy and therefore are not publicly available (“Custom Policy Loans”). In addition, in March 2014, we launched a pilot program focused on loans to small businesses (“SB Loans”) with loan amounts between $15,000 to $100,000, fixed interest rates and maturities between one and five years. SB Loans and Consumer Loans are referred to as Loans in this Report.

Investors can invest through three channels – (1) the public offering of Notes pursuant to our Note Shelf, (2) private placements to accredited investors and qualified purchasers of Certificates and limited partnership interests in funds (“Funds”) managed by LCA, our investment advisor subsidiary, or (3) Loan sales to unrelated third party institutions, each described below:

•	Public Offering of Notes Available to Investors: Pursuant to a prospectus, investors have the opportunity to purchase, directly on our website, Notes issued by us, with each Note corresponding to an individual Public Policy Loan facilitated through our platform. The Notes are unsecured and the payment of principal and interest on the Notes is dependent on the receipt of principal and interest on the related Public Policy Loan.

•	Private Placements of Certificates and Funds: We offer private placements of funds to accredited investors and qualified purchasers. To facilitate these private placement offerings, we established the Trust, a separate entity, to acquire and hold Loans for the sole benefit of investors who purchase Certificates in private transactions. Accredited investors and the Funds each purchase a Certificate from the Trust and the Trust uses these proceeds to acquire and hold Loans for the sole benefit of the Certificate holders. Payment of principal and interest on the Certificates are dependent on the receipt of principal and interest on the corresponding Loans. The Certificates can only be settled with cash flows from the underlying Loans and the Certificate holder does not have recourse to the general credit or other assets of the Trust, LC, borrowers or other investors.

•	Whole Loan Sales to Third Party Institutions: We began selling Consumer Loans and SB Loans to unrelated third party institutions through our platform in December 2012 and March 2014, respectively. We have retained the servicing rights on these sold Loans.

We have funded our operations with proceeds from debt financing, preferred stock issuances and common stock issuances. Currently, we are able to fund our operations with the cash flow generated from operations, which are described under “Liquidity and Capital Resources” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” From inception through March 31, 2014, we have raised approximately $103.2 million (net) through preferred stock equity financings. On April 16, 2014, we sold an aggregate of 3,195,278 shares of Series F Preferred Stock for aggregate gross proceeds of $65.0 million and on April 17, 2014 we issued 1,221,965 shares of Series F Preferred Stock related to the acquisition of Springstone, which is described in Note 13 – Subsequent Events.

For the three months ended March 31, 2014 and 2013, our net loss was $7.30 million and net income was $0.04 million, respectively. For the three months ended March 31, 2014, we were cash-flow positive on an operating basis. If our assumptions regarding continued growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to continue operating on a cash-flow positive basis, and our current liquidity resources may be consumed.

We earn revenues primarily from origination fees charged to borrowers, investor servicing fees and management fees. We expect that the number of borrowers, investors and unrelated third party purchasers and the volume of Loans facilitated through our platform will continue to increase, and that we will generate increased revenue from these fees.

Key Operating and Financial Metrics

We regularly review a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions.

The following table includes key operating and financial data (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Loan originations	$791,348	$352,885
Total Non-Interest Revenue	$38,702	$16,243
Revenue yield	4.9%	4.6%
Total Net Revenue	$38,718	$16,251
Total Operating Expenses	$46,017	$16,211
Net (Loss) Income	$(7,299)	$40
Adjusted EBITDA	$1,881	$734
EBITDA as % of Net Revenue	4.9%	4.5%
Basic net (loss) income per share attributable to common stockholders	$(0.26)	$0.00
Diluted net (loss) income per share attributable to common stockholders	$(0.26)	$0.00

Originations

Originations are a key indicator of the growth of our brand and the competitiveness of our products. Originations include all Loans facilitated through our platform whether they were retained or subsequently sold to investors. Growth in originations depends, in part, on our ability to successfully develop and market our products and services to borrowers and investors.

Revenue Yield

Revenue yield is a non-GAAP return metric that takes into account our product pricing and channel mix strategies. Revenue yield is calculated by dividing total non-interest revenue (which includes origination, servicing, management fees and other revenue as defined in the Results of Operations Section below) by total Loan originations.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes; net interest (income) expense related to cash and cash equivalents and notes payable, if any; depreciation and amortization, acquisition related expense and stock-based compensation and warrant expense. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial measure should consider the types of events and transactions for which adjustments have been made.

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

In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses and earn income similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net (loss) income and other GAAP results.

Net (loss) income is the most comparable GAAP measure to Adjusted EBITDA. The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(7,299)	$40
Net interest income	(1)	(6)
Acquisition related expense	1,141	—
Depreciation and amortization	1,007	174
Stock-based compensation, net (1)	7,033	526

Adjusted EBITDA	$1,881	$734

(1)	Stock-based compensation expense includes warrant expense and is net of amounts capitalized in internally developed software capitalization. Internally developed software amortization is included in depreciation and amortization.

Results of Operations

Overview

The following table summarizes our net (loss) income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net Revenue	$38,718	$16,251	$22,467	138%
Operating Expenses	46,017	16,211	29,806	184%

Net (Loss) Income	$(7,299)	$40	$(7,339)	N/M

N/M—Not meaningful.

Net revenues were $38.7 million for the three months ended March 31, 2014, a 138% increase over the three months ended March 31, 2013 primarily due to higher Loan originations. Operating expenses were $46.0 million for the three months ended March 31, 2014, a 184% increase over the three months ended March 31, 2013 primarily due to higher compensation costs and higher Loan volume related operational and marketing expenses.

Revenues

Our primary sources of revenues consist of fees charged to borrowers and investors for transactions through or related to our platform. During the three months ended March 31, 2014 and 2013, we facilitated $791.3 million and $352.9 million of Loans, respectively, through our platform.

The following table summarizes our revenue for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Origination fees	$35,412	$13,582	$21,830	161%
Servicing fees	1,780	715	1,065	149%
Management fees	1,094	494	600	121%
Other revenue	416	1,452	(1,036)	-71%

Total Non-Interest Revenue	38,702	16,243	22,459	138%

Net Interest Income after fair value adjustments	16	8	8	100%

Net Revenue	$38,718	$16,251	$22,467	138%

Origination Fees

Origination fees are determined by the term and grade of the loan and as of March 31, 2014 ranged from 1.11% to 5.00% of the issued principal balances. The fee is deducted from the loan proceeds at the time of issuance.

Origination fees are recognized as a component of non-interest revenue at the time of loan issuance and were $35.4 million and $13.6 million for the three months ended March 31, 2014 and 2013, respectively, an increase of 161%. The increase in these fees was primarily due to an increase in Loan volume.

Average loan origination fees were 4.5% and 4.3% of the principal amount of Loans facilitated for the three months ended March 31, 2014 and 2013, respectively. The increase in the average loan origination fee was primarily due to a higher percentage of 60 month loans and a higher percentage of D-G grade loans that have higher origination fees.

Servicing Fees

We charge investors ongoing service fees for Notes, sold Loans and certain Certificates. The servicing fee compensates us for the costs we incur in servicing the related Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. These service fees are primarily based upon the borrower loan payment amounts received by us on behalf of a Note, Loan or Certificate holder, and to a lesser degree, the principal balance of Loans.

Servicing fees were $1.8 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively, an increase of 149%, primarily due to increased balances of Notes, sold Loans and Certificates outstanding during the three months ended March 31, 2014, versus the three months ended March 31, 2013.

Management Fees and Assets Under Management

LCA is the general partner to five Funds: Broad Based Consumer Credit Fund, L.P. (“BBF”), Broad Based Consumer Credit (Q) Fund, L.P. (“BBF-QP”), Broad Based Consumer Credit II Fund, L.P. (“BBF II”), Conservative Consumer Credit Fund, L.P. (“CCF”), and Conservative Consumer Credit (Q) Fund, L.P. (“CCF-QP”). In connection with the Funds, the Trust acts as a bankruptcy remote entity for holding portions of Loans related to Certificates purchased by the Funds separate and apart from the Loans and other assets of ours. We and the Trust have entered into a loan purchase agreement and a servicing agreement whereby we service the loans acquired by the Trust in a manner identical to other Loans; the Trust earns a fee equal to 40 basis points for each Certificate holder and we earn a servicing fee equal to 35 basis points, which is paid by the Trust.

LCA charges most Certificate holders a management fee based on their capital account balances in lieu of charging a servicing fee. LCA earned management fees totaling $1.1 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively, an increase of 121%. The increase in management fees was due primarily to an increase in assets under management, which were $807.9 million at March 31, 2014 ($700.3 million in the Funds and $107.6 million in SMAs) and $443.1 million at March 31, 2013.

As of March 31, 2014, the Funds had $700.3 million in assets with $11.3 million of pending capital contributions from limited partners in escrow, which was contributed to the Funds on the first business day of April 2014. LCA earns a management fee paid by the limited partners of the Funds, paid monthly in arrears, which ranges from 0.70% to 1.25% (annualized) of the month-end balances of partners’ capital accounts. These management fees can be modified or waived for individual limited partners at the discretion of the general partner.

Investors with SMAs invest in Certificates issued by the Trust. As of March 31, 2014, LCA managed $107.6 million in assets in SMAs. LCA earns management fees paid by SMA investors, monthly in arrears, based on cash and Certificate balances in SMAs. These management fees can be modified or waived for individual SMA investors at the discretion of LCA.

The table below presents our summary of changes in assets under management for LCA (in millions):

Balance at December 31, 2013	$740.2
Net capital contributions	52.0
Appreciation	15.7

Balance at March 31, 2014	$807.9

Other Revenue

Other revenue consists primarily of gains on sale of whole loans and referral revenue.

Other revenue was $0.4 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively, a decrease of 71%. The decrease in other revenue was primarily due to a $1.2 million decrease in gain on sale of whole loans to unrelated third party purchasers. Through June 30, 2013, we accounted for the net revenues from whole loan sales as gains on sales of whole loans. This was comprised primarily of the origination fees for such whole loans sold, reduced by certain loan origination expenses and loan servicing net revenues (obligations). Beginning July 1, 2013, we adopted the fair value option for whole loan sales that resulted in the origination fees for the loans to be reported as origination fees rather than included in gain on sale of loans.

Net Interest Income

The following table summarizes interest income, interest expense and net interest income for the three months ended March 31, 2014 and 2013, as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest Income
Loans	$73,047	$32,358
Cash and cash equivalents	1	6

Total Interest Income	73,048	32,364

Interest Expense
Notes and Certificates	$(73,000)	$(32,325)

Total Interest Expense	(73,000)	(32,325)

Net Interest Income	$48	$39

Due to the payment dependent feature of Notes and Certificates for payments on related loans, interest income earned on loans equals the interest expense on the Notes and Certificates associated with such loans. Differences between reported interest income earned on loans and interest expense on Notes and Certificates is due to interest earned on loans in which we have invested for which there is no corresponding Note or Certificate.

We had net interest income of $0.05 million and $0.04 million for the three months ended March 31, 2014 and 2013, respectively. Net interest income increased in the three months ended March 31, 2014, when compared to the same period in the prior year primarily due to the increase in loans financed by us.

For the three months ended March 31, 2014 and 2013, interest income from loans was $73.0 million and $32.4 million, respectively. The increase in interest income is primarily due to the increase in the outstanding balances of loans. The average balance of loans outstanding during the three months ended March 31, 2014, was $1,994.3 million as compared to an average balance of $888.6 million during the three months ended March 31, 2013, an increase of 124%.

For the three months ended March 31, 2014 and 2013, we recorded interest expense for Notes and Certificates of $73.0 million and $32.3 million, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of Notes and Certificates. The average balance of Notes and Certificates outstanding during the three months ended March 31, 2014, was $2,002.6 million as compared to the average balance of $892.7 million during the three months ended March 31, 2013, an increase of 124%.

Fair Value Adjustments on Loans and Notes and Certificates

At March 31, 2014, we estimated the fair value of loans and their related Notes and Certificates using a discounted cash flow valuation methodology. The discounted cash flow valuation methodology uses the historical defaults and losses and recoveries on our loans over the past several years to project future losses and net cash flows on loans.

The fair value adjustments for loans were largely offset by the fair value adjustments of the Notes and Certificates at fair value due to the member payment dependent design of the Notes and Certificates, and because the principal balances of the loans are similar to the combined principal balances of the Notes and Certificates. Accordingly, the net fair value adjustment losses for loans and Notes and Certificates were $0.03 million and $0.03 million for the three months ended March 31, 2014 and 2013, respectively.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2014 and 2013, respectively (in thousands).

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Sales and marketing	$20,582	$7,707	$12,875	167%
Origination and servicing	7,402	2,634	4,768	181%
General and administrative: Technology	5,722	2,248	3,474	155%
General and administrative: Other	12,311	3,622	8,689	240%

Total Operating Expenses	$46,017	$16,211	$29,806	184%

Sales and Marketing

Sales and marketing expense consists primarily of borrower and investor acquisition costs and salaries, benefits and stock-based compensation expense related to our sales and marketing staff. Sales and marketing expenses for the three months ended March 31, 2014 and 2013 were $20.6 million and $7.7 million, respectively, an increase of 167%. The increase was primarily due to an increase in marketing costs and an increase in stock compensation expense related to the accelerated vesting of stock options for a terminated employee.

Origination and Servicing

Origination and servicing expense consists primarily of salaries, benefits and stock-based compensation expense related to our credit, collections, customer support and payment processing staff and vendor costs associated with facilitating and servicing loans. Origination and servicing expenses for the three months ended March 31, 2014 and 2013 were $7.4 million and $2.6 million, respectively, an increase of 181%. The increase was primarily due to an increase in compensation expense as we expanded our credit and customer support teams due to increasing loan applications and an increase in consumer reporting agency and loan processing costs which was also driven by higher loan volume.

General and Administrative: Technology

Technology expense consists primarily of salaries, benefits and stock-based compensation expense for our technology team and the cost of subcontractors who work on the development and maintenance of our platform. Technology expense also includes non-capitalized hardware and software costs and depreciation and amortization of technology assets. Technology expenses for the three months ended March 31, 2014 and 2013 were $5.7 million and $2.2 million, respectively, an increase of 155%. The increase was primarily due to an increase in personnel related expenses resulting from increased headcount and contract labor expense as we enhanced our website tools and functionality, an increase in expensed equipment and software and an increase in depreciation expense reflecting our continued investment in technology infrastructure.

During the three months ended March 31, 2014 and 2013, we capitalized $2.4 million and $0.4 million of software development costs, respectively. These costs generally are amortized over a three year period.

General and Administrative: Other

Other general and administrative expense consists primarily of salaries, benefits and stock-based compensation expense for our accounting and finance, business development, legal, human resources and facilities staff, professional fees related to legal and accounting and facilities expense. Other general and administrative expenses for the three months ended March 31, 2014 and 2013 were $12.3 million and $3.6 million, respectively, an increase of 240%. The increase was primarily due to an increase in compensation expense due to an increase in full-time employees and an increase in professional services related to the Acquisition and an increase in audit fees.

Income Taxes

We recorded no provision or benefit for income taxes for the three month period ended March 31, 2014 due to a full valuation allowance against our deferred tax assets. Deferred tax assets, such as the future benefit of net operating loss deductions against future taxable income, can be recognized if realization of such tax-related assets is more likely than not. Given our history of operating losses, it is difficult to accurately forecast when and in what amounts future results will be affected by the realization, if any, of the tax benefits of future deductions for our net operating loss carry forwards. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

At March 31, 2014, we had $64.6 million in available cash and cash equivalents. We primarily hold our excess unrestricted cash in short-term interest-bearing money market funds at highly-rated financial institutions. We believe that our current cash position is sufficient to meet our current liquidity needs. Our current operating plan calls for continued investments in technology, new business development, security infrastructure, underwriting, credit processing and marketing. If assumptions regarding our continued growth and our operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to continue operating on a cash-flow positive basis. To date, we have funded our cash requirements with proceeds from the sale of our equity securities, issuance of loans payable and more recently through operations.

At March 31, 2014, we had $16.0 million in restricted cash. Restricted cash at March 31, 2014 consisted primarily of pledges of $3.0 million as security for WebBank, $3.4 million for an investor as part of a credit support agreement, $7.7 million of investor cash and $1.7 million as security for a correspondent bank that clears our borrowers’ and investors’ cash transactions.

The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013 (in thousands).

	Three Months Ended March 31,
	2014	2013
Cash provided by (used in)
Operating activities	$20,094	$2,141
Investing activities	(314,289)	(229,653)
Financing activities	309,495	226,266

Net increase (decrease) in cash	$15,300	$(1,246)

Net cash provided by operating activities for the three months ended March 31, 2014 was positive primarily due to collection of outstanding investor receivables. Net cash used in investing primarily represents acquisitions of loans (excluding acquisition of loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of loans), offset by repayment of loans. Net cash provided by financing activities primarily represents proceeds from the issuance of Notes and Certificates, partially offset by payments on Notes and Certificates.

Subsequent Events

On April 17, 2014, we acquired all of the outstanding limited liability company interests of Springstone. Springstone provides affordable financing options for consumers looking to finance private education and elective medical procedures through a network of over 14,000 schools and healthcare providers. The acquisition of Springstone expands the services we offer to help consumers achieve their goals.

Under the terms of the Acquisition, the sellers received at closing an aggregate of $115.0 million in cash and $25.0 million worth of shares of Lending Club’s Series F Preferred Stock. For accounting purposes the purchase price was $114.4 million which was comprised of $111.6 million in cash and $2.8 million of Share Consideration. Additionally, a total of $25.6 million comprised of $22.1 million of Share Consideration and $3.5 million of cash was placed in a third party escrow, and is subject to certain vesting and forfeiture conditions applicable to certain key continuing employees over a three-year period from the closing. This will be accounted for as a compensation arrangement and expensed over the three-year vesting period. Springstone became a wholly owned subsidiary of Lending Club effective April 17, 2014.

In connection with the Acquisition, on April 16, 2014, we sold an aggregate of 3,195,278 shares of its Series F Preferred Stock, par value $0.01 per share to certain new investors for aggregate gross proceeds of approximately $65.0 million, pursuant to a Series F Preferred Stock Purchase Agreement dated April 16, 2014. Lending Club sold the shares pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended; all investors in the Preferred Stock Financing were “accredited investors” (as defined under Rule 501 of Regulation D) and Lending Club made no general solicitation for the sale of the Series F Preferred Stock. Series F Preferred Shares are convertible into shares of Lending Club common stock, par value $0.01 per share, on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of the Lending Club Restated Certificate of Incorporation.

Additionally, on April 16, 2014, we entered into a Credit and Guaranty Agreement with joint lead arrangers and joint bookrunners led by Morgan Stanley Senior Funding, Inc., along with Credit Suisse Securities (USA) LLC, Silicon Valley Bank, Citicorp North America Inc., and JPMorgan Chase Bank, N.A., under which the Lenders agreed to make a $50.0 million term loan to Lending Club. The Credit Agreement also requires Lending Club to maintain a maximum total leverage ratio of 5.50:1 initially, and decreasing to 3.50:1 after September 30, 2015 (on a consolidated basis).

The Term Loan was drawn in a single borrowing to partially finance the Acquisition and pay related fees and expenses, including fees and expenses related to the Credit and Guaranty Agreement. We may request that the Lenders establish new term loan facilities, provided that the aggregate principal amount of all new term loan facilities do not exceed $75.0 million. Unless the facility is so increased, no additional amounts are available for borrowing.

On April 15, 2014, the Board of Directors approved a 2 for 1 stock split in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. All share and per share data presented in this Report has been adjusted to reflect this stock split.

Critical Accounting Policies

Certain accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these critical accounting estimates during the first three months of 2014.

Statistical Information on the Public Policy Loan Portfolio

The tables and charts set forth below relate only to Public Policy Loans.

In regards to the following historical information, prior performance is no guarantee of future results or outcomes.

From inception to March 31, 2014, we facilitated Public Policy Loans with an average original principal amount of $13,913 and an aggregate original principal amount of $3.9 billion. Out of 278,126 facilitated Public Policy Loans, 45,138 Public Policy Loans with an aggregate original principal amount of $522.0 million, or 13.49%, were fully paid.

The following table presents aggregated information about Public Policy Loans for the period from inception to March 31, 2014, grouped by the loan grade assigned by us:

Public Policy Loans Issued from Inception to March 31, 2014 by Grade

Loan Grade	Number of Loans	Average Interest Rate	Total Amount Issued
A1	5,947	5.99%	$69,086,825
A2	6,510	6.59%	75,287,425
A3	7,994	7.51%	102,250,000
A4	11,808	7.87%	151,449,850
A5	13,198	8.78%	179,124,750
B1	14,544	9.90%	179,321,000
B2	17,654	10.92%	230,473,775
B3	21,596	11.85%	272,960,150
B4	19,831	12.69%	260,807,950
B5	14,898	13.27%	186,679,625
C1	16,208	13.90%	209,910,675
C2	15,631	14.62%	211,071,175
C3	14,505	15.18%	206,963,050
C4	13,688	15.77%	201,803,050
C5	12,606	16.51%	190,147,550
D1	10,606	17.16%	148,694,000
D2	9,467	17.68%	126,416,675
D3	8,125	18.13%	111,445,900
D4	7,624	18.67%	114,694,500
D5	6,483	19.31%	103,801,175
E1	4,472	19.73%	76,336,025
E2	4,623	20.40%	80,179,575
E3	3,772	20.91%	67,014,200
E4	3,398	21.51%	62,635,925
E5	2,882	21.96%	53,344,825
F1	2,382	22.51%	43,838,250
F2	1,884	22.88%	36,572,425
F3	1,655	23.43%	30,590,625
F4	1,277	23.65%	25,647,075
F5	954	23.87%	20,688,300
G1	664	24.17%	14,351,050
G2	474	24.27%	10,018,775
G3	329	24.38%	7,124,575
G4	234	23.46%	4,973,800
G5	203	23.40%	3,858,850

Total	278,126	13.96%	$3,869,563,375

The following table presents aggregated consumer reporting agency information for Public Policy Loans issued from our inception to March 31, 2014, grouped by the loan grade assigned by us. This information is reported in the table as of the time of the loan application. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower’s credit file for the preceding two years from the date of loan application. We do not independently verify this information. All figures other than loan grade are agency reported at the time of application.

Consumer Reporting Agency Information for Public Policy Loans issued from Inception to March 31, 2014, grouped by Grade

Loan Grade	Average FICO	Average Open Credit Lines	Average Total Credit Lines	Average Revolving Credit Balance	Average Revolving Line Utilization	Average Inquiries in the Last Six Months	Average Delinquencies in the Last Two Years	Average Months Since Last Delinquency
A1	772	11	27	$14,009	24.59%	0	0	41
A2	753	11	26	14,743	31.20%	1	0	39
A3	741	11	26	16,635	36.69%	1	0	38
A4	732	11	25	16,149	42.10%	1	0	37
A5	724	11	25	17,646	46.14%	1	0	37
B1	713	11	25	15,722	49.54%	1	0	36
B2	708	11	25	16,341	52.84%	1	0	36
B3	702	11	24	15,560	55.64%	1	0	35
B4	699	11	24	15,671	56.84%	1	0	35
B5	695	11	24	14,737	58.47%	1	0	35
C1	693	11	24	15,423	59.40%	1	0	35
C2	692	11	24	15,131	60.55%	1	0	34
C3	691	11	24	15,743	60.73%	1	0	34
C4	688	11	24	16,120	62.45%	1	0	34
C5	687	11	24	16,211	63.05%	1	0	34
D1	684	11	24	15,545	64.40%	1	0	34
D2	683	11	24	15,093	64.26%	1	0	34
D3	684	11	23	15,087	64.40%	1	0	34
D4	684	11	24	15,431	65.71%	1	0	34
D5	684	11	24	16,505	65.88%	1	0	34
E1	683	11	25	16,227	66.78%	1	0	33
E2	683	11	25	16,861	66.34%	1	0	32
E3	682	11	25	17,247	67.64%	1	0	33
E4	681	11	25	17,870	68.25%	1	0	33
E5	680	11	25	18,062	68.25%	1	0	32
F1	679	11	25	17,748	68.85%	1	0	32
F2	679	11	25	17,515	69.10%	1	0	32
F3	678	11	24	16,858	69.14%	1	0	31
F4	677	12	26	17,625	69.48%	2	0	31
F5	677	12	27	19,060	70.35%	2	0	33
G1	675	12	26	17,935	68.88%	2	1	29
G2	674	12	26	22,065	72.01%	2	0	28
G3	675	12	26	19,380	72.86%	2	1	28
G4	673	14	30	23,947	70.53%	2	0	30
G5	669	13	29	32,628	72.33%	3	0	29
Average	702	11	24	$15,946	56.68%	1	0	35

The following table presents additional aggregated information for Public Policy Loans issued from our inception to March 31, 2014, about current and paid off Public Policy Loans, grouped by the loan grade assigned by us.

Loan Grade	Number of Current Loans	Current Loan Outstanding Principal ($)	Number of Loans Fully Paid	Fully Paid ($)	Fully Paid (%) of Originated Issued Loans	Number of All Issued Loans	Total Origination Amount for All Issued Loans
A1	4,361	$38,228,984	1,341	$11,649,350	16.86%	5,947	$69,086,825
A2	4,446	41,285,025	1,654	13,261,875	17.61%	6,510	75,287,425
A3	5,384	57,635,522	1,989	17,483,175	17.10%	7,994	102,250,000
A4	7,937	79,101,440	2,865	28,151,950	18.59%	11,808	151,449,850
A5	9,134	102,144,535	2,920	30,480,650	17.02%	13,198	179,124,750
B1	11,027	110,091,778	2,269	24,168,675	13.48%	14,544	179,321,000
B2	13,616	142,737,129	2,612	29,318,425	12.72%	17,654	230,473,775
B3	16,195	157,949,591	3,435	40,048,850	14.67%	21,596	272,960,150
B4	14,969	158,187,291	3,016	34,838,800	13.36%	19,831	260,807,950
B5	10,214	101,395,619	2,728	30,443,350	16.31%	14,898	186,679,625
C1	11,829	123,765,256	2,475	27,944,825	13.31%	16,208	209,910,675
C2	11,299	127,853,492	2,398	27,871,550	13.20%	15,631	211,071,175
C3	10,803	136,185,101	1,867	21,443,700	10.36%	14,505	206,963,050
C4	10,228	134,963,982	1,750	20,411,975	10.11%	13,688	201,803,050
C5	9,261	126,227,532	1,618	19,089,725	10.04%	12,606	190,147,550
D1	7,665	93,406,486	1,407	16,397,800	11.03%	10,606	148,694,000
D2	6,508	73,070,345	1,451	17,078,500	13.51%	9,467	126,416,675
D3	5,633	63,835,131	1,232	15,512,125	13.92%	8,125	111,445,900
D4	5,373	68,977,292	1,108	14,532,550	12.67%	7,624	114,694,500
D5	4,550	62,943,716	944	13,727,550	13.22%	6,483	103,801,175
E1	2,995	45,097,409	651	9,824,825	12.87%	4,472	76,336,025
E2	3,217	49,263,707	636	9,733,575	12.14%	4,623	80,179,575
E3	2,559	40,438,820	552	8,656,025	12.92%	3,772	67,014,200
E4	2,372	38,350,893	449	7,781,375	12.42%	3,398	62,635,925
E5	1,991	32,546,474	395	6,816,575	12.78%	2,882	53,344,825
F1	1,674	26,709,806	304	5,304,450	12.10%	2,382	43,838,250
F2	1,312	22,580,992	254	4,734,750	12.95%	1,884	36,572,425
F3	1,163	19,034,919	206	3,727,275	12.18%	1,655	30,590,625
F4	887	16,066,247	155	2,835,100	11.05%	1,277	25,647,075
F5	650	12,726,285	119	2,421,400	11.70%	954	20,688,300
G1	419	8,223,485	99	1,999,800	13.93%	664	14,351,050
G2	311	5,905,662	68	1,329,300	13.27%	474	10,018,775
G3	206	4,278,803	56	1,109,825	15.58%	329	7,124,575
G4	123	2,446,064	57	1,084,250	21.80%	234	4,973,800
G5	90	1,885,153	58	775,000	20.08%	203	3,858,850

Total	200,401	$2,325,539,966	45,138	$521,988,925	13.49%	278,126	$3,869,563,375

The following graph presents the dollar weighted average interest rate for Public Policy Loans issued from inception to March 31, 2014, by grade.

The following table presents outstanding Public Policy Loan balances in dollars, delinquent Public Policy Loan balances in dollars, principal amount of Public Policy Loans charged-off during the quarter, delinquency rate and annualized charge-off rate as of March 31, 2014. This information excludes Public Policy Loans that we classified as identity theft. In cases of verified identity theft, we write-off the Public Policy Loan and pay the holder of the related Notes or Certificates an amount equal to the unpaid principal balances due. Dollars presented below in thousands.

Outstandings (1)
	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2
Total	$2,630,408	$2,189,446	$1,750,365	$1,377,064	$1,058,994	$805,763	$614,889	$464,367	$372,220	$300,982	$242,941	$198,898
Grade A	352,276	295,722	230,596	199,205	167,636	130,845	108,620	89,352	74,014	56,698	45,181	35,321
Grade B	741,021	645,779	524,253	416,396	328,331	241,219	184,015	136,785	108,647	86,459	69,078	56,298
Grade C	736,004	595,967	471,686	351,184	253,472	169,706	122,985	89,615	70,357	57,785	47,470	39,948
Grade D	423,880	325,608	249,749	199,912	153,861	127,701	94,518	67,603	53,708	44,555	37,435	31,683
Grade E	239,745	200,315	166,245	130,030	99,329	86,250	65,673	50,562	41,236	34,243	26,804	21,554
Grade F	110,870	102,390	88,311	66,519	46,617	40,439	30,864	23,707	18,277	15,680	12,230	9,864
Grade G	26,612	23,665	19,525	13,818	9,748	9,603	8,214	6,743	5,981	5,562	4,743	4,230

Outstandings of Delinquent Loans (2)
	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2
Total	$33,644	$32,904	$24,628	$17,262	$14,850	$12,789	$9,587	$7,375	$5,527	$5,850	$5,502	$4,007
Grade A	1,290	1,373	1,172	1,037	986	845	646	502	244	356	273	187
Grade B	5,981	6,243	4,975	3,485	2,866	2,283	1,852	1,449	1,283	1,110	1,061	774
Grade C	7,894	7,994	5,763	3,588	3,026	2,552	1,991	1,300	1,163	1,172	1,204	963
Grade D	7,599	7,215	5,393	3,964	3,605	2,870	2,070	1,492	1,163	1,364	1,279	959
Grade E	5,938	5,623	4,298	2,681	2,335	2,329	1,613	1,240	1,009	951	849	691
Grade F	3,719	3,552	2,502	1,970	1,450	1,461	1,014	1,086	438	582	532	282
Grade G	1,223	904	525	537	582	449	401	306	227	315	304	151

Charge-Off Amount (3)
	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2
Total	$25,788	$18,425	$12,500	$10,598	$8,950	$6,117	$4,878	$3,342	$3,366	$2,888	$1,757	$1,659
Grade A	1,052	906	849	858	655	516	361	130	226	157	107	90
Grade B	5,228	3,692	2,731	2,156	1,833	1,265	932	709	602	551	366	486
Grade C	6,639	4,645	2,574	2,122	1,672	1,252	972	868	722	728	500	319
Grade D	5,531	4,105	2,724	2,585	1,880	1,283	853	694	653	588	378	328
Grade E	4,066	3,113	1,921	1,468	1,608	963	854	632	554	470	289	242
Grade F	2,707	1,661	1,261	992	1,029	607	736	220	372	288	64	132
Grade G	565	303	440	417	273	232	170	89	237	106	53	62

Delinquent Rate (4)
	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2
Total	1.28%	1.50%	1.41%	1.25%	1.40%	1.59%	1.56%	1.59%	1.48%	1.94%	2.26%	2.01%
Grade A	0.37%	0.46%	0.51%	0.52%	0.59%	0.65%	0.59%	0.56%	0.33%	0.63%	0.60%	0.53%
Grade B	0.81%	0.97%	0.95%	0.84%	0.87%	0.95%	1.01%	1.06%	1.18%	1.28%	1.54%	1.38%
Grade C	1.07%	1.34%	1.22%	1.02%	1.19%	1.50%	1.62%	1.45%	1.65%	2.03%	2.54%	2.41%
Grade D	1.79%	2.22%	2.16%	1.98%	2.34%	2.25%	2.19%	2.21%	2.17%	3.06%	3.42%	3.03%
Grade E	2.48%	2.81%	2.59%	2.06%	2.35%	2.70%	2.46%	2.45%	2.45%	2.78%	3.17%	3.20%
Grade F	3.35%	3.47%	2.83%	2.96%	3.11%	3.61%	3.29%	4.58%	2.40%	3.71%	4.35%	2.86%
Grade G	4.60%	3.82%	2.69%	3.89%	5.97%	4.67%	4.88%	4.54%	3.79%	5.66%	6.41%	3.57%

Annualized Charge-off Rate (5)
	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2
Total	3.92%	3.37%	2.86%	3.08%	3.38%	3.04%	3.17%	2.88%	3.62%	3.84%	2.89%	3.34%
Grade A	1.19%	1.23%	1.47%	1.72%	1.56%	1.58%	1.33%	0.58%	1.22%	1.11%	0.95%	1.02%
Grade B	2.82%	2.29%	2.08%	2.07%	2.23%	2.10%	2.03%	2.07%	2.22%	2.55%	2.12%	3.45%
Grade C	3.61%	3.12%	2.18%	2.42%	2.64%	2.95%	3.16%	3.87%	4.11%	5.04%	4.22%	3.20%
Grade D	5.22%	5.04%	4.36%	5.17%	4.89%	4.02%	3.61%	4.11%	4.86%	5.28%	4.04%	4.14%
Grade E	6.78%	6.22%	4.62%	4.52%	6.47%	4.47%	5.20%	5.00%	5.37%	5.49%	4.32%	4.48%
Grade F	9.77%	6.49%	5.71%	5.97%	8.83%	6.00%	9.54%	3.72%	8.14%	7.35%	2.09%	5.34%
Grade G	8.49%	5.13%	9.02%	12.06%	11.21%	9.65%	8.27%	5.26%	15.83%	7.63%	4.44%	5.91%

1)	Principal balance at quarter-end.
2)	Principal balance as of quarter-end for Public Policy Loans that are “Late 31-120” or in Default status at quarter-end.
3)	Principal balance charged off during the quarter.
4)	Principal balance at quarter-end for Public Policy Loans that are “Late 31-120” or in Default status at quarter-end divided by Principal balance at quarter-end.
5)	Principal balance charged off during the quarter multiplied by four then divided by Principal balance at quarter-end.

The following table presents dollars collected on delinquent Public Policy Loans and recoveries received on charged-off Public Policy Loans (which include collection recoveries on charged-off Public Policy Loans and proceeds from the sale of charged-off Public Policy Loans), in the quarter presented. This information excludes Public Policy Loans that we classified as identity theft. In cases of verified identity theft, we write-off the Public Policy Loan and pay the holder of the related Notes or Certificates an amount equal to the unpaid principal balances due. Dollars presented below in thousands.

Dollars Collected From Delinquent Loans (1)
	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2
Total	$2,660	$1,892	$1,207	$943	$1,029	$739	$652	$507	$681	$533	$424	$342
Grade A	165	82	81	66	96	66	45	44	40	30	38	17
Grade B	533	392	244	159	237	151	161	128	143	109	78	74
Grade C	588	467	242	228	188	154	105	77	171	149	103	94
Grade D	609	410	291	187	191	156	139	106	137	122	106	80
Grade E	397	227	185	168	137	121	106	77	136	74	58	40
Grade F	256	251	141	71	111	51	62	61	33	27	27	22
Grade G	112	63	23	64	69	40	34	14	21	22	14	15

Recoveries (2)
	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3	2011-Q2
Total	$1,733	$704	$463	$460	$549	$105	$78	$383	$89	$36	$91	$52
Grade A	66	42	30	35	39	9	8	15	3	3	19	—
Grade B	377	126	83	66	120	10	2	76	10	6	5	6
Grade C	375	178	90	101	107	39	27	84	22	10	23	22
Grade D	369	150	104	103	113	11	14	110	15	6	15	9
Grade E	317	117	88	76	88	14	13	54	12	4	3	1
Grade F	199	68	47	59	58	8	2	24	18	4	23	12
Grade G	30	23	21	20	24	14	12	20	9	3	3	2

1)	Dollars collected during the quarter for Public Policy Loans that are in “Late 31-120” or in Default status.
2)	Total payments received from borrowers of charged-off Public Policy Loans and proceeds from sale of charged-off Public Policy Loans.

Cumulative Charge-off Rate – 36 Month Public Policy Loans

The graph and corresponding tables below show the cumulative net lifetime charge-offs for Public Policy Loans with original terms of 36 months by grade and by annual vintage booked from January 1, 2008 through March 31, 2014, as a percentage of the aggregate principal amount of originations. The charge-offs are tracked by annual vintage, meaning each line represents all loans originated in that year.

	Net Cumulative Lifetime Charge-off Rates by Booking Year All Public Policy Loans—Term: 36 Months Grade: All
Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.3%	0.1%	0.1%	0.1%	0.1%
6	0.0%	0.9%	0.3%	0.3%	0.3%	0.2%
7	0.1%	1.3%	0.7%	0.5%	0.5%	0.3%
8	0.4%	1.6%	0.9%	0.7%	0.8%	0.4%
9	1.2%	2.2%	1.1%	0.9%	1.2%
10	1.7%	2.8%	1.4%	1.1%	1.5%
11	2.7%	3.2%	1.8%	1.4%	1.9%
12	3.0%	3.6%	2.3%	1.7%	2.3%
13	3.3%	4.1%	2.5%	1.9%	2.7%
14	3.8%	4.5%	3.0%	2.2%	3.1%
15	4.9%	4.8%	3.2%	2.4%	3.5%
16	5.7%	5.3%	3.5%	2.6%	3.8%
17	6.6%	5.5%	3.8%	2.8%	4.1%
18	7.1%	6.0%	4.0%	3.1%	4.3%
19	8.1%	6.2%	4.2%	3.4%	4.5%
20	8.9%	6.4%	4.4%	3.5%
21	10.2%	6.8%	4.6%	3.7%
22	11.0%	7.0%	4.8%	3.9%
23	11.9%	7.3%	5.0%	4.1%
24	12.3%	7.6%	5.1%	4.2%
25	12.7%	7.9%	5.3%	4.3%
26	13.1%	8.1%	5.4%	4.5%
27	13.3%	8.3%	5.5%	4.6%
28	13.6%	8.4%	5.6%	4.7%
29	13.9%	8.5%	5.7%	4.8%
30	14.0%	8.7%	5.8%	4.9%
31	14.2%	8.7%	5.9%	4.9%
32	14.3%	8.8%	5.9%	4.9%
33	14.4%	8.9%	6.0%
34	14.5%	9.0%	6.1%
35	14.6%	9.0%	6.2%
36	14.7%	9.0%	6.2%

	Net Cumulative Lifetime Charge-off Rates by Booking Year All Public Policy Loans—Term: 36 Months Grade: A
Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.0%	0.0%	0.0%	0.1%	0.0%
6	0.0%	0.0%	0.0%	0.0%	0.2%	0.0%
7	0.0%	0.0%	0.0%	0.2%	0.4%	0.1%
8	0.1%	0.1%	0.0%	0.3%	0.6%	0.1%
9	0.1%	0.1%	0.1%	0.4%	0.7%
10	0.1%	0.2%	0.2%	0.5%	0.9%
11	0.1%	0.4%	0.2%	0.6%	1.1%
12	0.6%	0.7%	0.4%	0.8%	1.2%
13	0.6%	0.8%	0.5%	0.9%	1.4%
14	0.6%	1.5%	0.6%	1.2%	1.6%
15	0.8%	1.6%	0.6%	1.4%	1.8%
16	1.1%	1.8%	0.8%	1.5%	2.0%
17	1.1%	1.8%	0.9%	1.6%	2.1%
18	1.1%	2.1%	0.9%	1.7%	2.2%
19	1.8%	2.3%	1.0%	1.9%	2.3%
20	2.0%	2.4%	1.2%	2.0%
21	2.0%	2.5%	1.3%	2.2%
22	2.0%	2.5%	1.3%	2.3%
23	2.1%	2.6%	1.4%	2.3%
24	2.3%	2.8%	1.4%	2.4%
25	2.3%	2.8%	1.4%	2.4%
26	2.3%	3.0%	1.5%	2.5%
27	2.6%	3.1%	1.5%	2.6%
28	2.6%	3.3%	1.6%	2.6%
29	2.7%	3.4%	1.6%	2.7%
30	3.3%	3.4%	1.7%	2.7%
31	3.3%	3.5%	1.7%	2.7%
32	3.3%	3.5%	1.8%	2.7%
33	3.3%	3.6%	1.8%
34	3.3%	3.6%	1.8%
35	3.3%	3.6%	1.8%
36	3.3%	3.7%	1.9%

	Net Cumulative Lifetime Charge-off Rates by Booking Year All Public Policy Loans—Term: 36 Months Grade: B
Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.2%	0.1%	0.1%	0.1%	0.0%
6	0.0%	0.8%	0.2%	0.2%	0.2%	0.1%
7	0.0%	1.2%	0.5%	0.4%	0.5%	0.1%
8	0.4%	1.4%	0.7%	0.6%	0.7%	0.2%
9	0.6%	1.6%	0.9%	0.8%	0.9%
10	0.7%	2.4%	1.1%	1.1%	1.2%
11	1.3%	2.9%	1.3%	1.3%	1.5%
12	1.7%	3.0%	1.9%	1.4%	1.9%
13	1.7%	3.4%	2.1%	1.6%	2.2%
14	2.3%	3.8%	2.7%	1.7%	2.6%
15	2.8%	4.2%	2.8%	2.0%	2.9%
16	3.0%	4.5%	3.0%	2.3%	3.3%
17	4.1%	4.8%	3.1%	2.5%	3.5%
18	4.3%	5.5%	3.2%	2.7%	3.7%
19	5.1%	5.5%	3.3%	3.0%	3.9%
20	6.5%	5.7%	3.5%	3.1%
21	7.6%	5.8%	3.6%	3.3%
22	8.0%	6.0%	3.8%	3.5%
23	8.3%	6.3%	3.9%	3.6%
24	8.8%	6.6%	4.1%	3.8%
25	9.2%	6.8%	4.2%	3.9%
26	9.5%	7.0%	4.2%	4.0%
27	9.7%	7.1%	4.3%	4.2%
28	9.8%	7.3%	4.4%	4.3%
29	10.1%	7.3%	4.4%	4.4%
30	10.2%	7.4%	4.5%	4.4%
31	10.3%	7.5%	4.6%	4.5%
32	10.3%	7.6%	4.7%	4.5%
33	10.3%	7.6%	4.7%
34	10.4%	7.7%	4.8%
35	10.5%	7.7%	4.9%
36	10.6%	7.7%	4.9%

	Net Cumulative Lifetime Charge-off Rates by Booking Year All Public Policy Loans—Term: 36 Months Grade: C
Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.2%	0.3%	0.4%	0.1%	0.1%
6	0.2%	1.2%	0.5%	0.8%	0.3%	0.2%
7	0.2%	1.9%	0.7%	0.9%	0.5%	0.3%
8	0.2%	2.3%	1.0%	1.5%	0.9%	0.5%
9	0.9%	3.2%	1.1%	1.8%	1.4%
10	1.6%	3.6%	1.4%	1.9%	1.8%
11	1.9%	3.9%	2.1%	2.5%	2.3%
12	2.2%	4.4%	2.5%	3.4%	2.7%
13	2.4%	4.9%	2.8%	3.8%	3.3%
14	3.5%	5.1%	3.4%	4.2%	3.8%
15	4.1%	5.5%	3.7%	4.5%	4.3%
16	4.8%	5.9%	4.0%	4.8%	4.7%
17	6.1%	6.3%	4.5%	5.3%	5.0%
18	7.4%	6.5%	4.9%	5.5%	5.3%
19	8.0%	6.5%	5.2%	5.8%	5.5%
20	8.5%	6.7%	5.3%	6.1%
21	9.9%	7.1%	5.5%	6.2%
22	10.8%	7.5%	5.8%	6.6%
23	11.7%	7.8%	5.9%	6.8%
24	12.1%	8.0%	6.1%	7.1%
25	12.2%	8.4%	6.3%	7.4%
26	12.8%	8.4%	6.7%	7.5%
27	12.9%	8.6%	6.8%	7.7%
28	13.0%	8.8%	6.9%	7.8%
29	13.5%	9.0%	7.1%	7.8%
30	13.6%	9.1%	7.2%	7.9%
31	13.8%	9.2%	7.3%	7.9%
32	13.8%	9.4%	7.4%	7.9%
33	14.0%	9.4%	7.5%
34	14.1%	9.6%	7.5%
35	14.1%	9.6%	7.5%
36	14.1%	9.6%	7.5%

	Net Cumulative Lifetime Charge-off Rates by Booking Year All Public Policy Loans—Term: 36 Months Grade: D
Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.5%	0.1%	0.2%	0.2%	0.2%
6	0.0%	1.0%	0.5%	0.4%	0.4%	0.4%
7	0.3%	1.3%	1.4%	0.9%	0.8%	0.8%
8	0.6%	1.7%	2.1%	1.1%	1.2%	1.1%
9	2.5%	2.8%	2.6%	1.4%	1.9%
10	2.7%	3.6%	3.1%	1.7%	2.5%
11	4.3%	4.3%	3.6%	2.1%	3.1%
12	4.5%	4.6%	4.3%	2.6%	3.7%
13	5.3%	5.2%	4.5%	3.1%	4.3%
14	5.3%	5.6%	5.1%	3.4%	4.9%
15	7.8%	5.9%	5.3%	3.7%	5.5%
16	8.4%	6.6%	5.7%	3.8%	6.1%
17	9.4%	6.8%	6.3%	4.1%	6.4%
18	9.5%	7.3%	6.5%	4.8%	6.8%
19	10.8%	7.5%	6.6%	5.4%	7.1%
20	11.8%	8.0%	7.1%	5.7%
21	13.1%	8.6%	7.6%	5.8%
22	14.5%	9.0%	7.8%	6.3%
23	16.2%	9.5%	8.2%	6.6%
24	16.8%	9.8%	8.3%	6.8%
25	17.2%	10.1%	8.5%	7.0%
26	17.5%	10.3%	8.6%	7.7%
27	18.2%	10.4%	8.8%	7.8%
28	19.3%	10.5%	8.9%	8.0%
29	19.4%	10.6%	9.1%	8.1%
30	19.4%	10.7%	9.2%	8.1%
31	19.6%	10.9%	9.3%	8.2%
32	19.9%	11.0%	9.3%	8.2%
33	20.0%	11.0%	9.4%
34	20.1%	11.0%	9.6%
35	20.2%	11.0%	9.8%
36	20.2%	11.1%	9.8%

	Net Cumulative Lifetime Charge-off Rates by Booking Year All Public Policy Loans—Term: 36 Months Grade: E
Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.7%	0.2%	0.1%	0.0%	0.5%
6	0.0%	2.0%	0.4%	0.3%	0.5%	0.8%
7	0.0%	2.2%	0.7%	0.8%	0.6%	1.0%
8	0.1%	3.3%	1.0%	0.8%	1.4%	1.5%
9	0.6%	3.9%	1.1%	1.4%	2.2%
10	1.1%	4.3%	1.2%	1.8%	2.5%
11	3.6%	4.8%	1.8%	1.9%	3.4%
12	4.5%	5.9%	2.3%	2.1%	4.2%
13	4.8%	7.0%	3.4%	2.8%	5.5%
14	4.8%	7.5%	4.2%	3.0%	6.1%
15	5.6%	7.7%	5.8%	3.4%	6.9%
16	7.4%	8.8%	6.1%	3.4%	7.1%
17	7.9%	9.6%	6.6%	3.8%	7.4%
18	8.2%	10.4%	7.5%	4.5%	8.0%
19	9.0%	11.3%	8.2%	5.0%	8.2%
20	9.8%	11.3%	8.5%	5.6%
21	10.7%	11.5%	8.7%	5.7%
22	11.8%	11.8%	8.7%	6.0%
23	12.2%	12.2%	8.7%	6.0%
24	12.8%	12.2%	9.1%	6.3%
25	13.0%	12.5%	9.5%	6.6%
26	13.7%	13.0%	9.8%	7.4%
27	13.7%	13.5%	9.8%	7.6%
28	14.0%	13.5%	9.9%	7.6%
29	14.4%	13.8%	10.1%	8.2%
30	14.6%	14.1%	10.2%	8.2%
31	14.6%	14.1%	10.3%	8.2%
32	15.0%	14.1%	10.6%	8.2%
33	15.2%	14.3%	10.6%
34	15.5%	14.3%	10.6%
35	15.5%	14.3%	11.0%
36	15.6%	14.3%	11.0%

	Net Cumulative Lifetime Charge-off Rates by Booking Year All Public Policy Loans—Term: 36 Months Grade: F+G
Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.0%	0.0%	0.0%	0.7%	0.9%
6	0.0%	1.2%	0.4%	1.1%	0.7%	1.5%
7	0.0%	2.7%	3.6%	1.1%	1.1%	2.3%
8	1.6%	3.5%	5.1%	1.1%	2.3%	2.5%
9	2.6%	3.8%	5.8%	1.1%	4.4%
10	4.6%	5.1%	6.2%	6.8%	4.4%
11	6.0%	6.0%	9.5%	6.8%	5.0%
12	6.0%	6.7%	11.8%	6.8%	7.7%
13	6.0%	7.1%	11.8%	6.8%	8.7%
14	7.4%	7.9%	11.8%	10.4%	9.7%
15	9.5%	10.0%	13.5%	10.4%	10.7%
16	11.3%	10.3%	14.7%	10.4%	10.7%
17	11.9%	10.3%	14.7%	10.4%	10.7%
18	12.8%	10.9%	14.7%	10.8%	10.7%
19	15.5%	12.6%	15.5%	11.1%	10.7%
20	16.0%	13.3%	15.5%	11.1%
21	19.2%	14.3%	15.5%	11.1%
22	19.3%	14.3%	17.4%	14.4%
23	21.7%	14.6%	17.9%	14.4%
24	21.7%	15.4%	18.4%	15.4%
25	22.9%	16.8%	19.6%	15.4%
26	23.5%	17.3%	19.9%	16.6%
27	23.9%	18.5%	20.4%	16.6%
28	23.9%	18.7%	20.5%	16.9%
29	24.0%	18.8%	20.5%	16.9%
30	24.0%	19.1%	20.5%	16.9%
31	24.2%	19.1%	20.5%	16.9%
32	24.2%	19.2%	20.8%	16.9%
33	24.2%	19.8%	21.0%
34	24.7%	19.8%	21.1%
35	25.1%	19.8%	21.2%
36	25.3%	19.8%	21.2%

Cumulative Charge-off Rate – 60 Month Public Policy Loans

The graph and corresponding tables below show the cumulative net lifetime charge-offs for Public Policy Loans with original terms of 60 months by grade and by annual vintage booked from May 1, 2010 through March 31, 2014, as a percentage of the aggregate principal amount of originations. The charge-offs are tracked by annual vintage, meaning each line represents all loans originated in that year.

	Net Cumulative Lifetime Charge-off Rates by Booking Year All Public Policy Loans—Term: 60 Months Grade: (All)
Mo #	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.2%	0.1%	0.1%
6	0.2%	0.5%	0.4%	0.2%
7	0.4%	0.9%	0.8%	0.3%
8	0.9%	1.4%	1.3%	0.5%
9	1.3%	2.0%	1.9%
10	1.6%	2.7%	2.5%
11	2.2%	3.4%	3.2%
12	2.8%	3.8%	3.7%
13	3.3%	4.6%	4.4%
14	4.1%	5.1%	5.1%
15	4.6%	5.7%	5.9%
16	5.3%	6.3%	6.6%
17	5.7%	6.9%	7.1%
18	6.1%	7.5%	7.5%
19	6.6%	8.0%	7.9%
20	6.9%	8.6%
21	7.3%	9.0%
22	7.7%	9.4%
23	8.0%	9.9%
24	8.4%	10.4%
25	8.7%	10.8%
26	9.2%	11.3%
27	9.7%	11.7%
28	10.1%	12.0%
29	10.4%	12.2%
30	10.7%	12.4%
31	10.9%	12.6%
32	11.1%	12.7%
33	11.4%
34	11.5%
35	11.7%
36	11.9%
37	12.1%
38	12.3%
39	12.4%
40	12.6%
41	12.7%
42	12.8%

	Net Cumulative Lifetime Charge-off Rates by Booking Year All Public Policy Loans—Term: 60 Months Grade: A
Mo #	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.0%	0.0%	0.0%
6	0.0%	0.0%	0.0%	0.0%
7	0.0%	0.0%	1.1%	0.0%
8	0.3%	0.0%	1.1%	0.2%
9	0.3%	0.0%	1.1%
10	0.3%	0.0%	1.1%
11	0.6%	0.0%	1.1%
12	0.9%	0.0%	1.1%
13	1.3%	0.6%	1.1%
14	1.3%	0.6%	1.1%
15	1.5%	0.6%	1.4%
16	1.5%	0.6%	1.4%
17	1.7%	0.6%	1.4%
18	1.9%	0.6%	1.4%
19	1.9%	0.6%	1.4%
20	1.9%	1.2%
21	1.9%	1.7%
22	1.9%	1.7%
23	2.1%	2.2%
24	2.1%	2.2%
25	2.1%	2.2%
26	2.1%	2.7%
27	2.1%	2.9%
28	2.1%	2.9%
29	2.4%	2.9%
30	2.4%	2.9%
31	2.4%	2.9%
32	2.5%	2.9%
33	2.5%
34	2.5%
35	2.5%
36	2.7%
37	2.7%
38	2.7%
39	2.8%
40	2.9%
41	2.9%
42	2.9%

	Net Cumulative Lifetime Charge-off Rates by Booking Year All Public Policy Loans—Term: 60 Months Grade: B
Mo #	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.0%	0.1%	0.0%
6	0.0%	0.2%	0.2%	0.1%
7	0.1%	0.4%	0.4%	0.1%
8	0.5%	0.6%	0.6%	0.3%
9	1.0%	1.0%	1.1%
10	1.4%	1.4%	1.4%
11	1.8%	1.7%	1.8%
12	2.4%	1.9%	2.1%
13	2.7%	2.2%	2.4%
14	3.1%	2.5%	2.8%
15	3.4%	3.0%	3.2%
16	3.7%	3.2%	3.3%
17	4.3%	3.7%	3.7%
18	4.7%	3.9%	4.0%
19	5.3%	3.9%	4.1%
20	5.5%	4.2%
21	5.7%	4.4%
22	6.2%	4.8%
23	6.3%	5.3%
24	6.6%	5.6%
25	6.9%	5.9%
26	7.4%	6.4%
27	7.6%	6.6%
28	7.6%	6.8%
29	7.8%	6.9%
30	8.3%	7.1%
31	8.6%	7.1%
32	8.7%	7.2%
33	8.9%
34	8.9%
35	9.0%
36	9.2%
37	9.3%
38	9.5%
39	9.7%
40	9.9%
41	10.0%
42	10.0%

	Net Cumulative Lifetime Charge-off Rates by Booking Year All Public Policy Loans - Term: 60 Months Grade: C
Mo #	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%
5	0.2%	0.3%	0.1%	0.0%
6	0.3%	0.9%	0.3%	0.1%
7	0.5%	1.1%	0.6%	0.1%
8	0.9%	1.6%	0.9%	0.2%
9	1.1%	2.1%	1.4%
10	1.4%	2.5%	1.8%
11	2.1%	3.0%	2.3%
12	2.5%	3.6%	2.8%
13	2.8%	4.1%	3.2%
14	3.4%	4.5%	3.6%
15	3.8%	5.0%	3.9%
16	4.3%	5.3%	4.2%
17	4.7%	5.8%	4.3%
18	5.0%	6.2%	4.6%
19	5.4%	6.3%	4.7%
20	5.5%	6.7%
21	5.8%	6.9%
22	6.1%	7.3%
23	6.2%	7.6%
24	6.4%	8.0%
25	6.7%	8.4%
26	7.1%	8.6%
27	7.4%	8.7%
28	7.5%	8.9%
29	7.8%	9.0%
30	7.9%	9.0%
31	8.0%	9.2%
32	8.0%	9.2%
33	8.1%
34	8.2%
35	8.3%
36	8.4%
37	8.5%
38	8.6%
39	8.7%
40	8.7%
41	8.7%
42	8.7%

	Net Cumulative Lifetime Charge-off Rates by Booking Year All Public Policy Loans - Term: 60 Months Grade: D
Mo #	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.1%	0.1%	0.0%
6	0.4%	0.4%	0.4%	0.2%
7	0.8%	1.0%	0.9%	0.3%
8	1.4%	1.6%	1.6%	0.4%
9	1.9%	2.3%	2.3%
10	2.5%	3.2%	3.0%
11	3.0%	4.2%	3.7%
12	3.6%	4.7%	4.2%
13	4.5%	5.4%	5.2%
14	5.1%	5.9%	5.9%
15	5.6%	6.5%	6.6%
16	6.6%	7.3%	7.6%
17	7.1%	8.1%	8.4%
18	7.4%	8.8%	8.8%
19	7.6%	9.7%	9.3%
20	7.9%	10.2%
21	8.5%	10.6%
22	8.6%	11.0%
23	8.9%	11.6%
24	9.6%	12.0%
25	9.6%	12.5%
26	10.1%	13.1%
27	10.3%	13.3%
28	11.1%	13.6%
29	11.2%	13.9%
30	11.5%	14.2%
31	11.7%	14.3%
32	12.1%	14.6%
33	12.3%
34	12.4%
35	12.4%
36	12.5%
37	12.7%
38	12.8%
39	12.8%
40	13.0%
41	13.1%
42	13.1%

	Net Cumulative Lifetime Charge-off Rates by Booking Year All Public Policy Loans - Term: 60 Months Grade: E
Mo #	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.6%	0.1%	0.1%
6	0.0%	0.7%	0.3%	0.2%
7	0.7%	1.3%	0.6%	0.4%
8	1.4%	1.7%	1.3%	0.6%
9	1.4%	2.6%	2.0%
10	1.4%	3.1%	2.5%
11	2.1%	3.9%	3.0%
12	3.0%	4.5%	3.7%
13	3.7%	5.4%	4.6%
14	5.1%	5.7%	5.4%
15	5.8%	6.6%	6.4%
16	7.1%	7.3%	7.1%
17	7.4%	8.0%	7.8%
18	7.9%	8.8%	8.1%
19	8.5%	9.5%	8.6%
20	8.9%	10.3%
21	9.6%	10.7%
22	9.6%	11.2%
23	10.2%	11.9%
24	11.1%	12.4%
25	11.6%	12.9%
26	12.2%	13.4%
27	12.9%	13.7%
28	13.6%	14.1%
29	13.9%	14.3%
30	14.1%	14.5%
31	14.3%	14.8%
32	14.5%	14.8%
33	14.9%
34	15.1%
35	15.5%
36	15.7%
37	15.7%
38	16.2%
39	16.2%
40	16.5%
41	16.8%
42	17.0%

	Net Cumulative Lifetime Charge-off Rates by Booking Year All Public Policy Loans - Term: 60 Months Grade: F+G
Mo #	Y2010	Y2011	Y2012	Y2013
1	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.1%	0.0%
5	0.1%	0.2%	0.4%	0.2%
6	0.8%	0.2%	0.7%	0.5%
7	0.8%	0.7%	1.4%	0.9%
8	0.8%	1.5%	2.1%	1.3%
9	1.6%	2.3%	2.8%
10	2.4%	3.4%	3.9%
11	2.4%	4.7%	4.8%
12	3.0%	5.5%	5.4%
13	3.4%	7.1%	6.7%
14	5.1%	8.1%	7.7%
15	6.0%	9.0%	9.0%
16	6.4%	9.7%	9.8%
17	6.6%	10.7%	10.3%
18	7.3%	12.0%	10.7%
19	7.8%	13.0%	11.2%
20	8.7%	13.8%
21	9.4%	15.0%
22	10.0%	15.5%
23	10.7%	15.8%
24	10.8%	16.7%
25	11.5%	16.8%
26	11.9%	17.6%
27	12.8%	18.3%
28	13.9%	18.9%
29	14.4%	19.1%
30	14.9%	19.4%
31	15.2%	19.5%
32	15.9%	19.6%
33	16.6%
34	16.9%
35	17.0%
36	17.3%
37	17.8%
38	18.1%
39	18.2%
40	18.8%
41	18.8%
42	18.8%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4.	Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

There has been no adverse change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material changes to report.

Item 1A.	Risk Factors

The discussion in this Report should be read together with the risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the period ended December 31, 2013. These risk factors describe various risks and uncertainties. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, these risks could have a material adverse effect on the value of any Notes or other securities you purchase and could cause you to lose all or part of your initial purchase price or future principal and interest payments you expect to receive.

In addition, you should consider the following:

RISKS RELATING TO LC AND THE LC PLATFORM

We have incurred substantial debt and may issue debt securities or otherwise incur additional substantial debt, to complete acquisitions, which may adversely affect our leverage and financial condition and thus negatively impact our operations.

In connection with our acquisition of Springstone, we entered into a Credit and Guaranty Agreement, or Credit Agreement, with several lenders led by Morgan Stanley Senior Funding, Inc., or Morgan Stanley, under which Morgan Stanley and the other lenders agreed to make a $50.0 million term loan to Lending Club. We also entered into a Pledge and Security Agreement with Morgan Stanley as collateral agent.

The Credit Agreement and Pledge and Security Agreement contain restrictions on our ability to, among other things, pay dividends, incur indebtedness, place liens on assets, merge or consolidate, make investments, and enter into certain affiliate transactions. The Credit Agreement also requires us to maintain a maximum Total Leverage Ratio (as defined in the Credit Agreement) of 5.50:1 initially, and decreasing to 3.50:1 after September 30, 2015 (on a consolidated basis).

If we fail to perform under the Credit Agreement or Pledge and Security Agreement by, for example, failing to make timely payments or failing to comply with the required Total Leverage Ratio, our operations and financial condition could be adversely affected.

For additional details regarding the Credit Agreement, Pledge and Security Agreement and the Term Loan, see our Current Report on Form 8-K filed April 17, 2014, which is incorporated by reference into this Report.

In the future, we may incur additional substantial debt to complete acquisitions. The incurrence of debt could have a variety of negative effects, including:

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

The increased scrutiny of third-party medical financing by governmental agencies may lead to increased regulatory burdens on Springstone and adversely affect our consolidated revenue or results of operations.

Recently, third-party financing of procedures generally not covered by health insurance have come under increased regulatory scrutiny. For example, in December 2013, the Consumer Financial Protection Bureau fined GE Capital Retail Bank $34.1 million for insufficient training, disclosures and practices related to their medical financing services. In addition, Attorneys General in Massachusetts, New York and Minnesota have conducted investigations on alleged abusive lending practices or exploitation regarding third party medical financing services.

Springstone, through its banking partners, provides financing options for elective medical procedures. If Springstone’s practices are subjected to similar regulatory inquiries or actions and are deemed to be deficient, resulting in fines, penalties or increased burdens on our or Springstone’s activities, our consolidated operating costs could increase. Additionally, such regulatory inquiries or actions could damage Springstone’s and our reputations and limit Springstone’s ability to enroll and maintain providers, which could adversely impact our consolidated revenue or results of operations.

The adoption of any law, rule or regulation affecting this industry may increase Springstone’s administrative costs, modify its practices to comply with applicable requirements, and reduce its ability to participate competitively, which could have a material adverse effect on our consolidated revenue or results of operations.

RISKS RELATING TO THE NOTES AND THE CORRESPONDING LOANS ON WHICH THE NOTES ARE DEPENDENT

We have incurred net losses in the past. If we become insolvent or bankrupt, you may lose your investment.

As of March 31, 2014, our accumulated deficit was $57.6 million and our total stockholders’ equity was $68.8 million. Our net loss for the three months ended March 31, 2014 was $7.30 million and our net income for the three months ended March 31, 2013 was $0.04 million. We believe we will generate positive net income in the future. However, if our assumptions regarding our growth and operating plan are incorrect, we may need to slow our investment spending and/or find new funding to continue to operate our business. We believe that such funding would be available to us on terms that we would find acceptable. Any delay in securing, or failing to secure, any necessary funding could result in delays and operational slowdowns that could adversely affect the regularity of our processing payments, the cash flows on your investment and ultimately the value of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We have no publicly traded equity securities. At March 31, 2014, there were 130 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.

Item 3.	Defaults Upon Senior Securities

Not applicable.

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

LENDINGCLUB CORPORATION

By:	/s/ RENAUD LAPLANCHE
Name:	Renaud Laplanche
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ CARRIE DOLAN
Name:	Carrie Dolan
Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

Dated: May 15, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	Interest Purchase Agreement dated as of April 17, 2014 (incorporated by reference to Exhibit 2.1 of the Company’s 8-K, filed April 17, 2014)

3.1	Certificate of Incorporation of LendingClub Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s 8-K, filed April 17, 2014)

4.1	Amended and Restated Investor Rights Agreement, dated as of April 16, 2014 (incorporated by reference to Exhibit 4.1 of the Company’s 8-K, filed April 17, 2014)

4.2	Amended and Restated Voting Agreement, dated as of April 16, 2014 (incorporated by reference to Exhibit 4.2 of the Company’s 8-K, filed April 17, 2014)

4.3	Amended and Restated Right of First Refusal and Co-Sale Agreement, dated as of April 16, 2014 (incorporated by reference to Exhibit 4.3 of the Company’s 8-K, filed April 17, 2014)

10.1	Series F Preferred Stock Purchase Agreement, dated as of April 16, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s 8-K, filed April 17, 2014)

10.2	Credit and Guaranty Agreement, dated April 16, 2014 (incorporated by reference to Exhibit 10.23 of the Company’s Post-Effective Amendment No. 4, Registration No. 333-177230, filed April 29, 2014)

10.3	Pledge and Security Agreement, dated April 16, 2014 (incorporated by reference to Exhibit 4.5 of the Company’s Post-Effective Amendment No. 4, Registration No. 333-177230, filed April 29, 2014)

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document