Form 10-Q
period 2014-06-30
LendingClub Corp
filed 2014-08-14
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014, there were 29,703,877 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Except as the context requires otherwise, as used herein, “Lending Club,” “LC,” the “Company,” “we,” “us,” and “our,” refer to LendingClub Corporation and its wholly owned subsidiaries; Springstone Financial, LLC (“Springstone”) and LC Advisors, LLC, (“LCA”). “Trust” refers to LC Trust I, an independent Delaware business trust that acquires and holds loans for the sole benefit of certain investors that purchase trust certificates issued by the Trust and that are related to underlying loans.

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

All statements, other than statements of historical facts, included in this Report regarding borrowers, credit scoring, Fair Isaac Corporation (“FICO”) or other credit scores, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to attract potential borrowers to our marketplace;

•	the degree to which potential borrowers apply for, are approved for and actually borrow via a loan;

•	the status of borrowers, the ability of borrowers to repay loans and the plans of borrowers;

•	interest rates and transaction fees on loans;

•	our ability to service loans and our ability, or the ability of third party collection agents, to pursue collection of delinquent and defaulted loans;

•	our ability to retain WebBank and other third party banking institution as the issuer of loans facilitated by us;

•	our ability to attract additional investors to the platform, to our funds, to separately managed accounts (“SMAs”) or to purchase loans;

•	our ability to successfully integrate our recent acquisition of Springstone;

•	our ability to expand the number of providers that use the products provided through Springstone;

•	the available functionality of a secondary market trading program;

•	expected rates of return provided to investors;

•	our financial condition and performance, including our ability to remain cash flow positive;

•	our ability to retain and hire competent employees and appropriately staff our operations;

•	our ability to prevent security breaks, disruptions in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of the platform or adversely impact our ability to service loans;

•	our ability to prevent and detect identity theft;

•	our ability to develop and maintain effective internal controls;

•	our compliance with applicable local, state and federal laws, including the Investment Advisors Act of 1940, the Investment Company Act of 1940 and other laws; and

•	our compliance with applicable regulations and regulatory developments.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LendingClub Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$68,958	$49,299
Restricted cash	20,448	12,208
Loans at fair value (includes $1,465,090 and $1,158,302 from consolidated Trust at June 30, 2014 and December 31, 2013, respectively)	2,326,202	1,829,042
Accrued interest receivable (includes $13,336 and $10,061 from consolidated Trust at June 30, 2014 and December 31, 2013, respectively)	21,244	15,975
Property, equipment and software, net	19,420	12,595
Intangible assets, net	39,077	—
Goodwill	72,679	—
Other assets	12,185	23,921
Due from related parties	411	355

Total Assets	$2,580,624	$1,943,395

LIABILITIES
Accounts payable	$3,969	$4,524
Accrued interest payable (includes $14,587 and $11,176 from consolidated Trust at June 30, 2014 and December 31, 2013, respectively)	23,232	17,741
Accrued expenses and other liabilities	17,515	9,128
Payable to investors	12,659	3,918
Notes and certificates, at fair value (includes $1,465,090 and $1,158,302 from consolidated Trust at June 30, 2014 and December 31, 2013, respectively)	2,336,595	1,839,990
Term loan	49,516	—

Total Liabilities	2,443,486	1,875,301

Commitments and contingencies (see Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock	$173,674	$103,244
Common stock, $0.01 par value; 186,000,000 and 180,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 29,675,065 and 27,493,320 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	297	138
Additional paid-in capital	29,982	15,041
Accumulated deficit	(66,815)	(50,329)

Total Stockholders’ Equity	137,138	68,094

Total Liabilities and Stockholders’ Equity	$2,580,624	$1,943,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

LendingClub Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenue
Transaction fees	$45,801	$16,393	$81,213	$29,975
Servicing fees	1,468	882	3,248	1,597
Management fees	1,461	720	2,555	1,214
Other (expense) revenue	(109)	2,847	307	4,299

Total Operating Revenue	48,621	20,842	87,323	37,085

Net Interest Income:
Total interest income	85,212	41,021	158,260	73,385
Total interest expense	(85,594)	(41,032)	(158,594)	(73,357)

Net Interest (Expense) Income	(382)	(11)	(334)	28

Fair value adjustments, loans	(26,405)	(13,047)	(51,154)	(22,264)
Fair value adjustments, notes and certificates	26,391	13,055	51,108	22,241

Net Interest (Expense) Income after Fair Value Adjustments	(396)	(3)	(380)	5

Total Net Revenue	48,225	20,839	86,943	37,090

Operating Expenses:
Sales and marketing	19,225	8,410	39,807	16,117
Origination and servicing	8,566	3,414	15,968	6,048
General and administrative	28,981	7,233	47,014	13,103

Total Operating Expenses	56,772	19,057	102,789	35,268

(Loss) Income before Provision for Income Taxes	(8,547)	1,782	(15,846)	1,822
Provision for income taxes	640	85	640	85

Net (Loss) Income	$(9,187)	$1,697	$(16,486)	$1,737

Basic net loss per share attributable to common stockholders	$(0.32)	$—	$(0.58)	$—
Diluted net loss per share attributable to common stockholders	$(0.32)	$—	$(0.58)	$—
Weighted-average shares of common stock used in computing basic net loss per share	28,985,590	25,117,624	28,451,564	24,471,528
Weighted-average shares of common stock used in computing diluted net loss per share	28,985,590	37,699,888	28,451,564	37,908,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

LendingClub Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from Operating Activities:
Net (loss) income	$(16,486)	$1,737
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustments of loans, notes and certificates, net	46	23
Change in loan servicing liability carried at fair value	1,800	454
Change in loan servicing asset carried at fair value	(500)	(6)
Stock-based compensation and warrant expense, net	15,352	1,474
Depreciation and amortization	3,463	495
Loss (gain) on sales of loans at fair value	781	(3,862)
Other, net	123	(68)
Purchase of whole loans held for sale	(632,740)	(114,902)
Proceeds from sales of whole loans held for sale	631,959	118,764
Net change in operating assets and liabilities excluding the effects of the acquisition:
Accrued interest receivable	(5,269)	(3,772)
Other assets	14,057	(1,137)
Due from related parties	(56)	(138)
Accounts payable	68	1,874
Accrued interest payable	5,491	4,903
Accrued expenses and other liabilities	4,048	693

Net cash provided by operating activities	22,137	6,532

Cash flows from Investing Activities:
Purchase of loans at fair value	(1,002,301)	(680,262)
Principal payments of loans at fair value	451,403	201,100
Proceeds from recoveries and sales of charged-off loans at fair value	2,584	645
Payments for business acquisition, net of cash acquired	(109,464)	—
Net change in restricted cash	(6,659)	(926)
Purchase of property, equipment and software	(9,380)	(3,955)

Net cash used in investing activities	(673,817)	(483,398)

Cash flows from Financing Activities:
Net change in payable to investors	8,227	(1,502)
Proceeds from issuance of notes and certificates	1,001,976	680,205
Principal payments on notes and certificates	(451,699)	(199,999)
Payments on charged-off notes and certificates from recoveries and sales of related charged off loans at fair value	(2,564)	(613)
Proceeds from term loan, net of debt discount	49,813	—
Payment for debt issuance cost	(1,192)	—
Principal payment on term loan	(313)	—
Proceeds from exercise of warrants to acquire common stock	90	247
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs	64,803	—
Proceeds from stock options exercised	2,198	571

Net cash provided by financing activities	671,339	478,909

Net increase in cash and cash equivalents	19,659	2,043
Cash and cash equivalents, beginning of period	49,299	52,551

Cash and cash equivalents, end of period	$68,958	$54,594

Supplemental disclosure of cash flow information:
Cash paid for interest	$152,679	$68,398
Non-cash investing activity - accrual for property, equipment and software, net	$1,094	$—
Non-cash investing and financing activity - issuance of Series F convertible preferred stock for business acquisition	$2,762	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LENDINGCLUB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013, respectively have been prepared by LendingClub Corporation in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The Company did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013, respectively.

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

Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on previously reported results of consolidated operations.

On April 15, 2014, the Board of Directors approved a 2 for 1 equity stock split in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. All share and per share data has been adjusted to reflect this stock split.

On April 17, 2014, we acquired all the outstanding limited liability company interests of Springstone. As such, our condensed consolidated financial statements include Springstone’s results of operations and financial position from this date (see Note 7 – Springstone Acquisition).

2. Summary of Significant Accounting Policies

Our significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these accounting policies during the first six months of 2014 except for the application of the acquisition method in accounting for a business combination, the accounting for intangible assets, including goodwill and the accounting for servicing assets and liabilities, as described below.

Goodwill and Intangible Assets

Goodwill represents the fair value of acquired businesses in excess of the fair value of the individually identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Our annual impairment testing date is April 1. We can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit (defined as business for which financial information is available and reviewed regularly by management) exceeds its carrying value. A qualitative assessment may consider macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital, or company specific factors such as market capitalization in excess of net assets, trends in revenue generating activities and merger or acquisition activity.

If we elect to bypass qualitatively assessing goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, management will estimate the fair values of our reporting units and compare them to their carrying values. The estimated fair values of the reporting units will generally be established using an income approach based on a discounted cash flow model or a market approach which compares each reporting unit to comparable companies in their respective industries.

Intangible assets are amortized over their useful lives in a manner that best reflects their economic benefit. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We do not have any indefinite-lived intangible assets.

Servicing Asset/Liability

For whole loans sold to unrelated third party purchasers with servicing retained, we use a discounted cash flow model to estimate the fair value of the loan servicing asset or liability which considers the contractual servicing fee revenue we earn on the sold loans, an estimated market servicing rate to service such loans, the current principal balances of the loans and projected servicing revenues over the remaining terms of the loans. We record servicing assets and liabilities at their estimated fair values at the time the loans are sold. Changes in the estimated fair value of servicing assets and liabilities are reported in “Servicing Fees” in the period in which the change occurs. Servicing assets and liabilities are recorded in “Other Assets” and “Accrued Expenses and Other Liabilities”, respectively, on the condensed consolidated balance sheets.

3. Fair Value of Financial Instruments Measured at Fair Value

We determined the fair values of loans, notes and certificates and servicing assets and liabilities using inputs and methods that are categorized in the fair value hierarchy, as follows (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
June 30, 2014
Assets
Loans	$—	$—	$2,326,202	$2,326,202
Servicing asset	—	—	1,034	1,034

Total Assets	$—	$—	$2,327,236	$2,327,236

Liabilities
Notes and certificates	$—	$—	$2,336,595	$2,336,595
Servicing liability	—	—	2,736	2,736

Total Liabilities	$—	$—	$2,339,331	$2,339,331

December 31, 2013
Assets
Loans	$—	$—	$1,829,042	$1,829,042
Servicing asset	—	—	534	534

Total Assets	$—	$—	$1,829,576	$1,829,576

Liabilities
Notes and certificates	$—	$—	$1,839,990	$1,839,990
Servicing liability	—	—	936	936

Total Liabilities	$—	$—	$1,840,926	$1,840,926

Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Our fair value approach for Level 3 instruments primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Loans, Notes and Certificates

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

At June 30, 2014 and December 31, 2013, loans and notes and certificates (in thousands) were:

	Loans		Notes and Certificates
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Aggregate principal balance outstanding	$2,351,515	$1,849,042	$2,361,902	$1,859,982
Fair value adjustments	(25,313)	(20,000)	(25,307)	(19,992)

Fair Value	$2,326,202	$1,829,042	$2,336,595	$1,839,990

Loans facilitated by Springstone are held by the issuing bank on and after origination and are therefore not recorded on our condensed consolidated balance sheet.

Loan Servicing Rights

We use fair value measurements to record fair value adjustments to loan servicing rights that are recorded at fair value on a recurring basis. Loan servicing rights do not trade in an active market with readily observable prices. Accordingly, the fair value of loan servicing rights are determined using a discounted cash flow methodology utilizing assumptions market participants use for adequate servicing compensation, credit losses, discount rates and contractual fee income. Fair value measurements of our loan servicing rights use significant unobservable inputs and, accordingly, we classify them as Level 3.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements at June 30, 2014 and December 31, 2013:

		June 30, 2014		December 31, 2013
		Range of Inputs		Range of Inputs
	Unobservable Input	Minimum	Maximum	Minimum	Maximum
Loans, notes & certificates and servicing asset/liability	Discount rate	5.6%	17.0%	5.9%	15.9%
Loans, notes & certificates and servicing asset/liability	Net cumulative expected loss	2.0%	21.9%	2.1%	23.7%
Servicing asset/liability	Market servicing rate (% per annum on loan balance)	0.5%	0.5%	0.4%	0.4%

The valuation technique used for our Level 3 assets and liabilities is described below.

Loans, Notes and Certificates

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

Our obligation to pay principal and interest on any note or certificate is equal to the pro-rata portion of the payments, if any, received on the related loan subject to applicable fees. The gross effective interest rate associated with notes or certificates is the same as the interest rate paid on the underlying loan. At June 30, 2014, the discounted cash flow methodology used to estimate the notes’ and certificates’ fair values uses the same projected net cash flows as their related loan. The discount rates for the projected net cash flows of the notes and certificates are our estimates of the rates of return, including risk premiums (if significant) that investors in unsecured consumer credit obligations would require when investing in notes and certificates with cash flows dependent on specific credit grades of loans.

The following table presents additional information about Level 3 loans, notes and certificates measured at fair value on a recurring basis for the six months ended June 30, 2014 (in thousands):

	Loans	Notes and Certificates
Fair value at December 31, 2013	$1,829,042	$1,839,990
Purchases of loans	1,634,260	—
Issuances of notes and certificates	—	1,001,976
Principal payments	(451,403)	(451,699)
Whole loan sales	(631,959)	—
Recoveries and sales of charged-off loans	(2,584)	(2,564)

Carrying value before fair value adjustments	2,377,356	2,387,703
Fair value adjustments, included in earnings	(51,154)	(51,108)

Fair value at June 30, 2014	$2,326,202	$2,336,595

At June 30, 2014, outstanding loans underlying notes and certificates have original terms between 12 months and 60 months and are paid monthly with fixed interest rates ranging from 5.42% to 29.90% and various maturity dates through June 2019.

The fair value of loans and the related notes and certificates are determined using a discounted cash flow model utilizing estimates for credit losses, changes in the interest rate environment, and other factors. For notes and certificates, we also consider risk factors such as our ability to operate on a cash-flow positive basis and liquidity position. The majority of fair value adjustments included in earnings is attributable to changes in estimated instrument-specific future credit losses. All fair valuation adjustments were related to Level 3 instruments for the six months ended June 30, 2014 and 2013. A specific loan that is projected to have higher future default losses than previously estimated has lower expected future cash flows over its remaining life, which reduces its estimated fair value. Conversely, a specific loan that is projected to have lower future default losses than previously estimated has increased expected future cash flows over its remaining life, which increases its fair value. Because the payments to holders of notes and certificates directly reflect the payments received on loans, a reduction or increase of the expected future payments on loans will decrease or increase the estimated fair values of the related notes and certificates. Expected losses and actual loan charge-offs on loans are offset to the extent that the loans are financed by notes and certificates that absorb the related loan losses.

The fair value adjustments for loans were largely offset by the fair value adjustments of the notes and certificates due to the member payment dependent design of the notes and certificates and because the total principal balances of the loans were very close to the combined principal balances of the notes and certificates.

We place loans on non-accrual status once they are 120 days past due or if the borrower has filed for bankruptcy or is deceased. At June 30, 2014, we had 1,032 loans that were 90 days or more past due which had a total outstanding principal balance of $11.9 million, aggregate adverse fair value adjustments totaling $10.9 million and an aggregate fair value of $1.0 million. At June 30, 2014, we had 42 loans that were over 120 days past due and classified as non-accrual loans, which had a total outstanding principal balance of $0.5 million, aggregate adverse fair value adjustments totaling $0.4 million and an aggregate fair value of $0.1 million.

At December 31, 2013, we had 989 loans that were 90 days or more past due which had a total outstanding principal balance of $10.2 million, aggregate adverse fair value adjustments totaling $9.1 million and an aggregate fair value of $1.1 million. At December 31, 2013, we had 111 loans that were over 120 days past due and classified as non-accrual loans, which had a total outstanding principal balance of $1.1 million, aggregate adverse fair value adjustments totaling $0.9 million and an aggregate fair value of $0.2 million.

Loan Servicing Rights

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

Market servicing rate – The Company estimates an adequate servicing compensation assumption as a measure of what a market participant would earn to service the loans that we sell to third parties. The Company estimated this market servicing rate based on observable market rates for other loan types in the industry, adjusted for the unique loan attributes that are present in such loans the Company sells (i.e., unsecured fixed rate fully amortizing loans, ACH loan payments, intermediate terms, prime credit grades and sizes) and a market servicing benchmarking analysis performed by an independent valuation firm.

Discount rate – Discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, the fair value, of the loan servicing rights. The discount rates for the projected net cash flows of loan servicing rights are our estimates of the rates of return that investors in servicing rights for unsecured consumer credit obligations would require for the various credit grades of the underlying loans. Discount rates for servicing rights on existing loans are adjusted to reflect the time value of money. A risk premium component is implicitly included in the discount rates to reflect the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

Net cumulative expected loss – Net cumulative expected loss is an estimate of the net cumulative principal payments that will not be repaid over the entire life of a loan expressed as a percentage of the original principal amount of the loan. The estimated net cumulative loss is the sum of the net losses estimated to occur each month of the life of a new loan. A given month’s estimated net losses are a function of two variables:

(i)	estimated default rate, which is an estimate of the probability of not collecting the remaining contractual principal amounts owed and,

(ii)	estimated net loss severity, which is the percentage of contractual principal cash flows lost in the event of a default, net of the average net recovery, expected to be received on a defaulted loan.

The following table presents additional information about Level 3 servicing assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2014 (in thousands):

	Servicing Assets	Servicing Liabilities
Fair value at December 31, 2013	$534	$936
Additions	1,159	1,655
Changes in fair value due to:
Realization of expected cash flows	(286)	(560)
Changes in market inputs or assumptions used in the valuation model	(373)	705

Fair value at June 30, 2014	$1,034	$2,736

At June 30, 2014, outstanding loans underlying loan servicing rights have original terms between 36 months and 60 months and are paid monthly with fixed interest rates ranging from 6.00% to 26.06% and various maturity dates through June 2019.

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

The discounted cash flow valuation technique that we use to determine the fair value of our Level 3 loans, notes and certificates requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as described above. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Certain of these unobservable inputs will (in isolation) have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. For example, increases in the discount rates and estimated net cumulative loss rates each will reduce the estimated fair value of loans, notes and certificates. When multiple inputs are used within the valuation technique of a loan, note or certificate, a change in one input in a certain direction may be offset by an opposite change in another input.

The discounted cash flow valuation technique we use determine the fair value of Level 3 loan servicing rights requires certain significant unobservable inputs including adequate servicing compensation, net cumulative loss rates, and discount rates. An increase in any of these unobservable inputs will reduce the fair value of the loan servicing rights and alternatively, a decrease in any one of these inputs would result in the loan servicing rights increasing in value.

4. Fair Value of Financial Instruments Not Measured at Fair Value on a Recurring Basis

The following are descriptions of the valuation methodologies used for estimating the fair value of financial instruments not recorded at fair value on a recurring basis in the balance sheet; these financial instruments are carried at historical cost or amortized cost in the condensed consolidated balance sheets.

•	Short-term financial assets: Short-term financial assets include cash and cash equivalents, restricted cash, accrued interest receivable, and other assets. These assets are carried at historical cost. The carrying amount approximates fair value due to the short term nature of the financial instruments.

•	Short-term financial liabilities: Short-term financial liabilities include accounts payable, accrued interest payable, other accrued expenses and payables to investors. These liabilities are carried at historical cost. The carrying amount approximates fair value due to the short term nature of the financial instruments.

•	Term Loan: Based on the frequent interest reset features of the term loan, the Company considers the carrying value of the term loan to approximate its fair value as of June 30, 2014.

5. Property, Equipment and Software, net

Property, equipment and software consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Internally developed software	$8,926	$4,188
Computer equipment	6,291	4,019
Leasehold improvements	3,931	2,700
Software	2,262	913
Furniture and fixtures	1,912	836
Construction in progress	493	1,978
Other	—	26

Total property, equipment and software	23,815	14,660
Accumulated depreciation and amortization	(4,395)	(2,065)

Property, equipment and software, net	$19,420	$12,595

Depreciation and amortization expense on property, equipment and software for the three months ended June 30, 2014 and 2013 was $1.3 million and $0.3 million, respectively. Depreciation and amortization expense on property, equipment and software for the six months ended June 30, 2014 and 2013 was $2.3 million and $0.5 million, respectively.

6. Other Assets

Other assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Prepaid expenses	$3,666	$3,546
Prepaid compensation	3,281	—
Accounts receivable	1,496	439
Debt issuance costs, net	1,092	—
Loan servicing assets at fair value	1,034	534
Receivable from investors	536	18,116
Tenant improvement receivable	376	504
Deposits	216	193
Other	488	589

Total other assets	$12,185	$23,921

7. Springstone Acquisition

On April 17, 2014, we acquired all of the outstanding limited liability company interests of Springstone (the “Acquisition”). As a result of the closing of the acquisition, Springstone is now a wholly owned subsidiary of Lending Club.

Springstone facilitates financing options for consumers looking to finance education or private medical expenses through an active network of over 3,300 aggregate schools and healthcare providers, as of August 1, 2014 on behalf of two issuing banks. Springstone earns fee revenue from providers for facilitating loans to their customers and/or transaction fees from the issuing banks. The acquisition of Springstone expands the services we offer. We have included the financial results of Springstone in the condensed consolidated financial statements from the date of acquisition.

Under the terms of the purchase agreement, the sellers received at the closing an aggregate of $113 million in cash and $25 million worth of shares of Lending Club’s Series F Preferred Stock (the “Share Consideration”). In connection with the acquisition, we also paid $2.4 million for transaction costs incurred by Springstone. For accounting purposes the purchase price was $111.9 million which was comprised of $109.1 million in cash and $2.8 million of Share Consideration. Additionally, a total of $25.6 million comprised of $22.1 million of Share Consideration and $3.5 million of cash was placed in a third party escrow, and is subject to certain vesting and forfeiture conditions applicable to certain key continuing employees over a three-year period from the closing. This will be accounted for as a compensation arrangement and expensed over the three-year vesting period.

The cash portion of the consideration was funded by a combination of cash from Lending Club and proceeds from a debt financing and Series F preferred stock financing (see Note 10 – Term Loan and Note 11 – Stockholders’ Equity—Convertible Preferred Stock).

We have completed the allocation of the purchase price to acquired assets and liabilities with the exception of finalizing the determination of certain contingent liabilities and the finalization of a revenue refund liability, any deferred tax asset or liability and the net working capital balance as of the acquisition date. The preliminary purchase price allocation is as follows (in thousands):

Fair Value
Assets:
Cash	$2,256
Restricted cash	1,581
Property, equipment and software	367
Other assets	512
Identified intangible assets	40,200
Goodwill	72,679
Liabilities:
Accounts payable	239
Accrued expenses and other liabilities	5,449

Total purchase consideration	$111,907

The goodwill balance is primarily attributed to expected operational synergies, the assembled workforce, and the future development initiatives of the assembled workforce. Goodwill is expected to be deductible for U.S. income tax purposes.

The amounts of revenue and earnings(losses) of Springstone included in the Company’s condensed consolidated statement of operations from the acquisition date of April 17, 2014 to June 30, 2014 were $4.7 million and $(1.7) million, respectively. We have recognized acquisition-related costs of $1.1 million and $2.3 million for the three and six months ended June 30, 2014, respectively and have reported this in general and administrative expense. We did not recognize acquisition-related costs for the three and six months ended June 30, 2013.

The following pro forma financial information summarizes the combined results of operations for the Company and Springstone, as though the companies were combined as of January 1, 2013. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred as of January 1, 2013, nor is it indicative of future operating results. The pro forma results presented include interest expense on the debt financing, amortization of acquired intangible assets and compensation expense related to the post-acquisition compensation arrangements entered into with the continuing employees (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Net Revenue	$48,720	$24,851	$92,234	$44,462
Net Loss (1)	$(7,470)	$(1,889)	$(15,178)	$(14,766)
Basic net loss per share attributable to common stockholders	$(0.26)	$(0.08)	$(0.53)	$(0.60)
Diluted net loss per share attributable to common stockholders	$(0.26)	$(0.08)	$(0.53)	$(0.60)

(1)	Net loss for the six months ended June 30, 2013 includes $8.6 million of one-time acquistion-related costs and compensation expenses.

8. Goodwill and Other Intangible Assets

Goodwill

Goodwill consisted of the following (in thousands):

Balance at December 31, 2013	$—
Acquisition of Springstone	72,679

Balance at June 30, 2014	$72,679

There was no impairment of goodwill during both the three and six months ended June 30, 2014.

Intangible Assets

Intangible assets as of June 30, 2014 are as follows (in thousands):

	June 30, 2014
	Gross	Accumulated	Net	Remaining
	Carrying Value	Amortization	Carrying Value	Useful Life
Customer relationships	$39,500	$(1,066)	$38,434	13.8
Technology	400	(27)	373	2.8
Brand name	300	(30)	270	1.8

Total intangible assets subject to amortization	$40,200	$(1,123)	$39,077	13.6

The customer relationships intangible asset is being amortized on an accelerated basis over a 14 year period. The technology and brand name intangible assets are being amortized on a straight line basis over 3 and 2 year periods, respectively. Amortization expense associated with intangible assets for both the three and six months ended June 30, 2014 was $1.1 million.

The expected future amortization expense for intangible assets as of June 30, 2014 is as follows (in thousands):

Remainder of 2014	$1,652
2015	5,533
2016	4,779
2017	4,265
2018	3,856
Thereafter	18,992

Total	$39,077

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued compensation	$5,741	$5,243
Accrued service fees	4,441	2,057
Loan servicing liability at fair value	2,736	936
Contingent liabilities	1,830	—
Deferred rent	959	653
Deferred tax liability	640	—
Transaction fee refund reserve	522	—
Other accrued expenses	646	239

Total accrued expenses and other liabilities	$17,515	$9,128

10. Term Loan

In connection with the Springstone acquisition, Lending Club entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with a series of banks (the “Lenders”) on April 16, 2014, under which the Lenders made a $50.0 million term loan to Lending Club (the “Term Loan”). In connection with the Credit Agreement, Lending Club entered into a Pledge and Security Agreement with Morgan Stanley Senior Funding, Inc. as Collateral Agent (the “Pledge and Security Agreement”).

The Term Loan matures on April 16, 2017 and requires principal payments of $312,500 per quarter, with the remaining then unpaid principal amount payable at maturity. The Term Loan can be prepaid at any time without premium or penalty, subject to a minimum prepayment of $1.0 million. The Term Loan is required to be prepaid in certain circumstances, including upon sales of assets other than loans and upon the issuance of debt or redeemable capital stock.

Borrowings under the Credit Agreement bear interest, which at the option of the Company may be either (a) a floating base rate tied to an underlying index plus an additional 1.25% per annum or (b) a Eurocurrency rate (for an interest period of one, two, three or six months) plus an additional 2.25% per annum (a “Eurocurrency Rate Loan”). The Term Loan was originally tied to the prime rate but was subsequently converted to a Eurocurrency rate. The weighted average interest rate on the Term Loan was 2.75% for both the three and six months ended June 30, 2014.

The Term Loan is also guaranteed by Springstone and LCA and is secured by a first priority lien and security interest in substantially all of the Company’s and its subsidiaries’ assets, subject to certain exceptions.

The Credit Agreement and Pledge and Security Agreement contain certain affirmative and negative covenants applicable to the Company and its subsidiaries. These include restrictions on the Company’s ability to make certain restricted payments, including restrictions on the Company’s ability to pay dividends, incur additional indebtedness, place liens on assets, merge or consolidate, make investments and enter into certain affiliate transactions. The Credit Agreement also requires Lending Club to maintain a maximum total leverage ratio (as defined in the Credit Agreement) of less than 5.50:1 initially, and decreasing to 3.50:1 after September 30, 2015 (on a consolidated basis). The total leverage ratio as of June 30, 2014 was 2.59.

As of June 30, 2014, the carrying value of the Term Loan was $49.5 million. At June 30, 2014, the current portion of the Term Loan was $1.2 million and the noncurrent portion of the outstanding balance was $48.3 million. We did not have a Term Loan outstanding balance at December 31, 2013.

In connection with the Term Loan, we capitalized $1.2 million of debt issuance costs. As of June 30, 2014, the net balance of debt issuance costs was $1.1 million. Interest expense on the Term Loan, including amortization of debt issuance cost, was $0.1 million during both the three and six months ended June 30, 2014. We did not have interest expense on the Term Loan for the three and six months ended June 30, 2013.

Future principal payments on the Term Loan are payable as follows (in thousands):

Remainder of 2014	$625
2015	1,250
2016	1,250
2017	46,563

Total principal payments	49,688
Unamortized discount, net	(172)

Total	$49,516

11. Stockholders’ Equity

Convertible Preferred Stock (in thousands, except share amounts)

Preferred stock is issuable in series, and the Board of Directors is authorized to determine the rights, preferences and terms of each series. The following table provides details regarding each series of preferred stock authorized by the Board of Directors. The outstanding shares of convertible preferred stock are not mandatorily redeemable. A description of the preferred stock including conversion, liquidation preference, dividends and voting rights are included in Note 9 – Stockholders’ Equity in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, with the exception of Series F Preferred stock which is described below.

	June 30, 2014	December 31, 2013
Preferred stock, $0.01 par value; 125,307,087 and 123,235,032 total shares authorized at June 30, 2014 and December 31, 2013, respectively:
Series A convertible preferred stock, 33,825,798 and 34,012,550 shares designated at June 30, 2014 and December 31, 2013, respectively; 33,050,172 shares issued and outstanding at June 30, 2014 and December 31, 2013; aggregate liquidation preference of $17,599 at June 30, 2014 and December 31, 2013.	$17,402	$17,402
Series B convertible preferred stock, 32,788,650 and 32,821,052 shares designated at June 30, 2014 and December 31, 2013, respectively; 32,788,650 shares issued and outstanding at June 30, 2014 and December 31, 2013; aggregate liquidation preference of $12,268 at June 30, 2014 and December 31, 2013.	12,164	12,164
Series C convertible preferred stock, 31,243,218 shares designated at June 30, 2014 and December 31, 2013; 31,243,218 shares issued and outstanding at June 30, 2014 and December 31, 2013; aggregate liquidation preference of $24,490 at June 30, 2014 and December 31, 2013.	24,388	24,388
Series D convertible preferred stock, 18,015,356 shares designated at June 30, 2014 and December 31, 2013; 18,015,356 shares issued and outstanding at June 30, 2014 and December 31, 2013; aggregate liquidation preference of $32,044 at June 30, 2014 and December 31, 2013.	31,943	31,943
Series E convertible preferred stock, 5,000,000 and 7,142,856 shares designated at June 30, 2014 and December 31, 2013, respectively; 5,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013; aggregate liquidation preference of $17,500 at June 30, 2014 and December 31, 2013.	17,347	17,347
Series F convertible preferred stock, 4,434,065 shares designated at June 30, 2014; 4,417,243 shares issued and outstanding at June 30, 2014; aggregate liquidation preference of $89,858 at June 30, 2014.	89,661	—

Subtotal	$192,905	$103,244

Unamortized compensation associated with Series F convertible preferred stock	(19,231)	—

Total Preferred Stock	$173,674	$103,244

In connection with the Acquisition, Lending Club sold an aggregate of 3,195,278 shares of its Series F Preferred Stock, par value $0.01 per share (the “Financing Shares”) for aggregate gross proceeds of approximately $65.0 million, pursuant to a Series F Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”). Lending Club sold the Financing Shares pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended; all investors in the Preferred Stock Financing were “accredited investors” (as defined under Rule 501 of Regulation D) and Lending Club made no general solicitation for the sale of the Financing Shares. The Financing Shares are convertible into shares of Lending Club common stock, par value $0.01 per share, on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of the Lending Club Restated Certificate of Incorporation.

As part of the Acquisition, the sellers received $25 million worth of Series F Preferred Stock (the “Share Consideration”). A portion of the Share Consideration ($22.1 million) is subject to certain vesting and forfeiture conditions over a three-year period for key continuing employees. This is accounted for as a compensation arrangement and expensed over the three-year vesting period. For the three months ended June 30, 2014, we recognized $2.9 million of compensation expense which is reported in general and administrative expenses related to this arrangement.

At June 30, 2014, we have 761,376 shares of convertible preferred Series A stock warrants authorized and reserved for future issuance. Convertible preferred Series A stock warrants are fully exercisable with exercise prices of $0.5325 or $0.5350 per share. The warrants may be exercised at any time on or before August 2018.

Common Stock

At June 30, 2014, we have shares of common stock authorized and reserved for future issuance as follows:

Options to purchase common stock	27,401,307
Options available for future issuance	2,335,498
Common stock warrants	139,788

Total common stock authorized and reserved for future issuance	29,876,593

During the six months ended June 30, 2014, 2,056,177 stock options were exercised in exchange for proceeds of $2.2 million upon the exercise of stock options. During the six months ended June 30, 2014, we issued 125,568 common shares for proceeds of $0.1 million upon the exercise of common stock warrants. Common stock warrants are fully exercisable with exercise prices of $0.005 to $0.785 per share.

12. Stock-Based Compensation and Other Employee Benefit Plans

Stock Incentive Plan

We recognized $5.5 million and $0.9 million of stock-based compensation expense related to stock options for the three months ended June 30, 2014 and 2013, respectively. We recognized $12.5 million and $1.4 million of stock-based compensation expense related to stock options for the six months ended June 30, 2014 and 2013, respectively. Included in the three and six months ended June 30, 2014, stock-based compensation was $3.0 million of expense for the accelerated vesting of stock options for a terminated employee that was accounted for as a stock option modification. As of June 30, 2014, total unrecognized compensation cost was approximately $96.7 million and these costs are expected to be recognized over the next 3.8 years.

For the six months ended June 30, 2014, we granted service-based stock options to purchase 8,525,686 shares of common stock with a weighted average exercise price of $11.29 per share, a weighted average grant date fair value of $8.19 per share and an aggregate estimated fair value of approximately $73.5 million.

For the six months ended June 30, 2013, we granted service-based stock options to purchase 3,133,500 shares of common stock with a weighted average exercise price of $2.91 per share, a weighted average grant date fair value of $1.71 per share and a total estimated fair value of approximately $10.6 million.

We used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Assumed forfeiture rate (annual %)	5.0%	5.0%	5.0%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average assumed stock price volatility	52.4%	63.5%	54.3%	63.5%
Weighted average risk-free rate	1.94%	1.10%	1.91%	1.10%
Weighted average expected life (years)	6.26	6.25	6.37	6.25

Options activity under the Option Plan for the six months ended June 30, 2014 is summarized as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	21,657,364	$1.88
Options Granted	8,525,686	$11.29
Options Exercised	(2,056,177)	$1.07
Options Forfeited/Expired	(725,566)	$4.49

Outstanding at June 30, 2014	27,401,307	$4.80	8.33	$425,816,311

Vested and expected to vest at June 30, 2014	25,890,428	$4.60	8.28	$407,515,337

Exercisable at June 30, 2014	9,164,318	$0.82	6.84	$178,887,487

401(k) Plan

We maintain a 401(k) defined contribution plan that covers substantially all of our employees. Participants may elect to contribute their annual compensation up to the maximum limit allowed by federal tax law. In the second quarter of 2014, management approved an employer 401(k) match of up to 3% of an employee’s eligible compensation with a maximum annual match of $5,000 per employee. Total 401(k) match expense for both the three and six months ended June 30, 2014 was $0.4 million. For the fiscal year 2014 401(k) match, the match will be retroactively applied to employees’ eligible contributions from January 1, 2014.

13. Income Taxes

For the three and six months ended June 30, 2014, we recorded $0.6 million of provision for income taxes. The $0.6 million of tax expense relates to the amortization of tax deductible goodwill from the Acquisition which gives rise to an indefinite-lived deferred tax liability. There was no income tax benefit recorded on the pre-tax loss due to an increase in deferred tax asset valuation allowance. The Company recorded a net provision of $0.1 million for income taxes for the three and six months ended June 30, 2013.

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

We do not believe the total amount of unrecognized tax benefit as of June 30, 2014, will increase or decrease significantly in the next twelve months.

14. Net Income (Loss) Attributable to Common Stockholders

Basic earnings (loss) per share (“EPS”) is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, convertible preferred stock and warrants. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive.

We calculate EPS using the two-class method. The two-class method allocates earnings that otherwise would have been available to common shareholders to holders of participating securities. We consider all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. As such, earnings allocated to these participating securities, which include participation rights in undistributed earnings (see Note 11– Stockholders’ Equity), are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders. All participating securities are excluded from basic weighted-average common shares outstanding.

The following table details the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(9,187)	$1,697	$(16,486)	$1,737
Less: Earnings allocated to participating securities (1)	$—	$(1,697)	$—	$(1,737)

Net loss available to common shareholders after required adjustments for the calculation of basic and diluted earnings per common share	$(9,187)	$—	$(16,486)	$—

Basic weighted average common shares outstanding	28,985,590	25,117,624	28,451,564	24,471,528

Weighted average effect of dilutive securities:
Stock Options	—	11,750,364	—	12,574,948
Warrants	—	831,900	—	862,168

Diluted weighted average common shares outstanding	28,985,590	37,699,888	28,451,564	37,908,644

Loss per common share
Basic	$(0.32)	$—	$(0.58)	$—
Diluted	$(0.32)	$—	$(0.58)	$—

(1)	In a period with net income, both earnings and dividends (if any) are allocated to participating securities. In a period with a net loss, only dividends (if any) are allocated to participating securities.

15. Related Party Transactions

Several of our executive officers and directors (including their immediate family members) have opened investor accounts with us, made deposits and withdrawals to their accounts and purchased notes and certificates. All note and certificate purchases made by related parties were transacted on terms and conditions that were not more favorable than those obtained by other investors.

The following table summarizes deposits and withdrawals made by related parties whose transactions totaled $120,000 or more for the six months ended June 30, 2014 and 2013 (in thousands):

		Six Months Ended June 30,
		2014
Related Party	Role	Deposits	Withdrawals
Daniel Ciporin	Director	$500	$41
John J. Mack	Director	450	69
Larry Summers	Director	200	—

Total		$1,150	$110

		Six Months Ended June 30,
		2013
Related Party	Role	Deposits	Withdrawals
Daniel Ciporin	Director	$600	$51
Jeffrey Crowe	Director	400	—
John J. Mack	Director	5	144
Larry Summers	Director	363	—

Total		$1,368	$195

16. Commitments and Contingencies

Operating Lease Commitments

We have operating lease agreements for space at 71 Stevenson Street in San Francisco, California, where our corporate headquarters are located. These leases expire in June 30, 2019 with a renewal option that would extend the leases for five years. We also have an operating lease agreement for space in Westborough, Massachusetts where Springstone is headquartered. This lease expires in January 31, 2020 with a renewal option that would extend the lease for five years.

Total facilities rental expense for the three and six months ended June 30, 2014 was $0.9 million and $1.6 million, respectively. Total facilities rental expense for the three and six months ended June 30, 2013 was $0.4 million and $0.8 million, respectively. We did not have any sublease rental expense for the three and six months ended June 31, 2014. Sublease rental expense for the three and six months ended June 30, 2013 was $0.2 million and $0.4 million, respectively. Minimum rental expense for the three and six months ended June 30, 2014 was $0.8 million and $1.4 million, respectively. Minimum rental expense for the three and six months ended June 30, 2013 was $0.3 million and $0.6 million, respectively. As part of these lease agreements, we currently have pledged $0.2 million of cash and arranged for a $0.2 million letter of credit as security deposits.

Loan Funding Commitments

For loans listed on the platform as a result of direct marketing efforts, the Company has committed to invest in such loans if investors do not provide funding for all or a portion of such loans. At June 30, 2014, there were 427 such loans on the platform with an unfunded balance of $4.4 million. All of these loans were fully funded by investors by July 3, 2014.

In connection with transitional activities related to the Acquisition, in June 2014 we entered into a contingent loan purchase agreement with an issuing bank that originates loans facilitated by Springstone and a third party investor that has agreed to purchase certain of those loans from such bank (“Contingent Loan Purchase Commitment”). The Contingent Loan Purchase Commitment provides that the Company will purchase such loans from the bank if the third party investor defaults on its loan purchase obligations to the bank through December 31, 2014. The Contingent Loan Purchase Commitment limits the aggregate amount of such loan originations from inception of the Contingent Loan Purchase Commitment through December 31, 2014 to a maximum of $5.0 million. As of June 30, 2014, the amount remaining under the overall limit on the cumulative amount of such loan originations through December 31, 2014 was $3.6 million. We were not required to purchase any such loans pursuant to the Contingent Loan Purchase Commitment in the quarter ended June 30, 2014. The Company does not expect we will be required to purchase any such loans under the Contingent Loan Purchase Commitment through its expiration on December 31, 2014.

Credit Support Agreement

We are subject to a credit support agreement with a Certificate investor. The credit support agreement requires us to pledge and restrict cash in support of this contingent obligation to reimburse the investor for credit losses on loans underlying the investor’s Certificate, that are in excess of a specified, aggregate loss threshold. The amount of cash to be pledged varies based on the investor’s Certificate purchase volume and cannot exceed $5.0 million. As of June 30, 2014, cash of $3.4 million was pledged and restricted to support this contingent obligation. The amount pledged and restricted to support this contingent obligation has not changed since July 31, 2013.

As of June 30, 2014, the credit losses pertaining to the investor’s Certificate have not exceeded the specified threshold, nor are future credit losses expected to exceed the specified threshold, and thus no liability has been recorded. If losses related to the credit support agreement are later determined to be probable to occur and are reasonably estimable, results of operations could be affected in the period in which such losses are recorded.

Legal

We may be subject to legal matters and regulatory actions in the ordinary course of business. Certain of these matters are described below.

In the second quarter of 2014, the Company offered to settle a dispute with a consultant that previously performed work for the Company. The Company offered the claimant a certain number of the Company’s common shares and cash consideration. Since part of this offer was in the form of the Company’s common shares, the Company valued the liability based on an estimated price of the common shares at June 30, 2014. If such offer is accepted by the claimant, the shares will be valued on the date of such agreement.

Separately, during the second quarter of 2014, the Company received notice from the California Employment Development Department (“EDD”) that it had commenced an examination of the Company’s records concerning the employment relationship of certain individuals who performed services for the Company from 2011 through 2014. Based on the EDD’s preliminary determination, certain of these individuals should have been classified as employees with appropriate tax withholding and employer related taxes incurred and paid. The Company continues to evaluate a submission of a settlement offer to the EDD or whether it will pursue an appeal of any final notice of assessment that the EDD may levy against the Company with respect to misclassified individuals.

Additionally, during the second quarter of 2014, a previous employee asserted a claim of wrongful termination. The Company offered to settle this claim during the second quarter of 2014.

In connection with these matters, the Company recorded a charge in the second quarter of 2014 to operations in the aggregate amount of $1.8 million to establish a liability. This aggregate amount represents the Company’s probable estimate of tax and settlement liabilities. The ultimate liability for such matters could differ from the accrued liability at June 30, 2014. As of June 30, 2014, the Company estimates the aggregate range of reasonably possible losses in excess of any amounts accrued for these matters as of such date, to be up to approximately $0.7 million.

The Company received a Civil Investigative Demand from the Consumer Financial Protection Bureau dated June 5, 2014 related to the operations of Springstone. The purpose of the investigation is to determine whether the Springstone is engaging in unlawful acts or practices in connection with the marketing, issuance, and servicing of installment loans for healthcare related financing. The Company continues to be in the fact-finding stage related to this matter, and as such, we have concluded that as of June 30, 2014, there are no probable or estimable losses related to this matter.

In addition to the foregoing, the Company may be subject to legal proceedings and regulatory actions in the ordinary course of business. After consultation with legal counsel, the Company does not anticipate that the ultimate liability, if any, arising out of any such matter will have a material effect on its financial condition, results of operations or cash flows.

17. Subsequent Event

On August 12, 2014, the Company entered into a lease agreement to lease additional office space at its corporate headquarters. The lease agreement commences over time starting in the third quarter of 2014. However, the lease commencement date for the majority of the space is expected to be in the third quarter of 2015. The lease has a term of 7 years. The annual lease payments for this additional lease are approximately $1.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report. In addition to historical information, this Report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Part II Item 1A, “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for our products and services; the intensity of competition; our ability to effectively expand and improve internal infrastructure; maintenance of positive cash flows from operations, and adverse financial, customer and employee consequences that might result if litigation were to be initiated and resolved in an adverse manner to us. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this Report. We assume no obligation to update these forward-looking statements.

Overview

General Corporate Overview

Lending Club is an online marketplace that facilitates loans to consumers and businesses and offers investors an opportunity to invest in the loans. Our mission is to transform the banking system to make it more cost efficient, transparent and customer friendly.

Lending Club is headquartered in San Francisco, California, was incorporated in 2006 and began operations in 2007.

At June 30, 2014, our marketplace had facilitated 379,060 loans totaling approximately $5.0 billion since inception.

At June 30, 2014, we had 628 employees and contractors.

Business Overview

We are the world’s largest online marketplace connecting borrowers and investors. We believe a technology-powered online marketplace is a more efficient mechanism to allocate capital between borrowers and investors than the traditional banking system. Consumers and small business owners borrow through Lending Club to lower the cost of their credit and enjoy a better experience than through a traditional bank. Investors use Lending Club to earn attractive risk-adjusted returns from an asset class that has historically been closed to individual investors and only available on a limited basis to institutional investors. Since our marketplace launched in 2007, our platform has facilitated over $5 billion in loans, and we have built a trusted brand with a track record of delivering exceptional value and satisfaction to both borrowers and investors.

Key advantages we have over the traditional banking system include:

•	An innovative marketplace model efficiently connecting the supply and demand of capital;

•	Online operations that eliminate the need for physical infrastructure and improve convenience; and

•	Automation that increases efficiency and reduces manual processes.

Our platform offers personal loans, which are unsecured obligations of individual borrowers that are issued in amounts ranging from $1,000 up to $35,000, depending on the applicable policy, with fixed interest rates, and three-year or five-year original maturities. Personal loans that have a FICO score of at least 660 and meet other strict credit criteria are issued under WebBank’s standard program policy and can be invested in through member payment dependent notes pursuant to our shelf registration. We and WebBank, a FDIC-insured, state chartered industrial bank organized under the laws of Utah, are also partnering with other sophisticated institutional investors to tailor credit decisioning specifications for personal loans to meet specific credit and investment criteria of these investors that are outside of the standard program policy and therefore are not publicly available. In addition, in March 2014, we launched a program focused on loans to small businesses with loan amounts between $15,000 and $100,000 and fixed interest rates and maturities between one and five years. Small business loans and personal loans are referred to as loans in this Report.

Investors can invest in loans or securities related to loans through one or all of the following channels:

•	Notes. Pursuant to an effective shelf registration statement, investors may purchase unsecured, borrower payment dependent notes issued by us that correspond to payments received on an underlying loan selected by the investor.

•	Certificates and Funds. Investors can purchase trust certificates or interests in limited partnerships that purchase a trust certificate. The trust certificates are settled with cash flows from underlying loans in a manner similar to the notes.

•	Whole Loan Purchases. Certain investors seek to hold the actual loan on their balance sheet. To meet this need, we also sell the entire loan to institutions and retain the servicing rights.

In addition, through the acquisition of Springstone (detailed below), we can now provide financing options for consumers looking to finance education and elective medical procedures through an active network of over 3,300 schools and healthcare providers, as of August 1, 2014. Springstone facilitates installment loans and deferred interest loans through their platform. Installment loans have loan amounts between $2,000 and $40,000 and fixed interest rates and maturities between 24 – 84 months. Installment loans are originated by NBT Bank, N.A. Deferred interest loans have loan amounts between $499 and $25,000 and promotional terms of 6, 12, 18 and 24 months. Deferred interest loans are originated by Alliance Data Systems Corporation and have a variable rate if not paid in full by the end of the promotional period. Loans facilitated by Springstone are held by the issuing bank on and after origination and are therefore not recorded on our condensed consolidated balance sheet.

We have funded our operations with proceeds from debt financing, preferred stock issuances and common stock issuances. Currently, we are able to fund our operations with the cash flow generated from operations, which are described under “Liquidity and Capital Resources” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” From inception through June 30, 2014, we have raised approximately $168.0 million, net of issuance costs through preferred stock equity financings.

For the three and six months ended June 30, 2014, our net loss was $9.2 million and $16.5 million, respectively. For the three and six months ended June 30, 2014, we were cash-flow positive on an operating basis. If our assumptions regarding continued growth and operating plan are incorrect, we may need to slow our investment spending, which could slow our rate of growth or ability to continue operating on a cash-flow positive basis, and our current liquidity resources may be consumed.

We earn revenue primarily from transaction fees paid by the issuing bank, and in the case of Springstone also the provider, to us, as well as from servicing fees and management fees which are charged to investors. We expect that the number of borrowers, service providers, investors and unrelated third party purchasers and the volume of loans we facilitate will continue to increase, and that we will generate increased revenues from these fees.

Stock Split

On April 15, 2014, the Board of Directors approved a 2 for 1 equity stock split in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. All share and per share data has been adjusted to reflect this stock split.

Springstone Acquisition

On April 17, 2014, we acquired all of the outstanding limited liability company interests of Springstone. We have included the financial results of Springstone in the consolidated financial statements from the date of acquisition.

Under the terms of the Purchase Agreement, the sellers received at the closing an aggregate of $113 million in cash and $25 million worth of Share Consideration. A total of $25.6 million comprised of cash and stock was placed in a third party escrow, and is subject to certain forfeiture conditions over a 36 month period as applicable. This is accounted for as a compensation arrangement and expensed over the three-year vesting period.

To fund the acquisition, we issued 3,195,278 shares of Series F Preferred Stock, par value $0.01 per share for aggregate gross proceeds of approximately $65.0 million and entered into a Credit Agreement with Lenders, under which the Lenders agreed to make a $50.0 million term loan to Lending Club. In connection with the Credit Agreement, Lending Club entered into a Pledge and Security Agreement with Morgan Stanley Senior Funding, Inc. as Collateral Agent.

Key Operating and Financial Metrics

We regularly review a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions.

The following table includes key operating and financial data (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Originations	$1,005,946	$446,225	$1,797,294	$799,110
Total Operating Revenue	$48,621	$20,842	$87,323	$37,085
Total Net Revenue	$48,225	$20,839	$86,943	$37,090
Total Operating Expenses	$56,772	$19,057	$102,789	$35,268
Net (Loss) Income	$(9,187)	$1,697	$(16,486)	$1,737
Adjusted EBITDA	$4,009	$3,047	$5,890	$3,781
Adjusted EBITDA as % of Net Revenue	8.3%	14.6%	6.8%	10.2%
Basic net loss per share attributable to common stockholders	$(0.32)	$—	$(0.58)	$—
Diluted net loss per share attributable to common stockholders	$(0.32)	$—	$(0.58)	$—

Originations

Loans to qualified borrowers are originated by our issuing bank partners. We generate revenue from transaction fees from our role in matching borrowers with investors to enable loans originations. We believe originations are a key indicator of the adoption rate of our platform, growth of our brand, scale of our business, strength of our network effect, economic competitiveness of our products and future growth. Loan originations have increased significantly over time due to the effectiveness of our borrower acquisition channels, a strong track record of loan performance and the expansion of our capital sources. Factors that could affect loan originations include the current interest rate and economic environment, the competitiveness of our products, our ability to develop new products or enhance existing products for borrowers and investors and the success of borrower and investor acquisition and retention.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes, net interest income (expense) and adjustments, acquisition and related expense, depreciation and amortization, amortization of intangible assets and stock-based compensation. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial measure should consider the types of events and transactions for which adjustments have been made.

Adjusted EBITDA is a key measure used by our management and Board of Directors to understand and evaluate our core operating performance and trends. We use Adjusted EBITDA because we believe it facilitates operating performance comparisons from period to period by excluding potential differences primarily caused by variations in tax positions, capital structures, the impact of depreciation and amortization expense on our fixed assets and intangible assets, acquisition-related expenses and the impact of stock-based compensation expense. Adjusted EBITDA has improved over each of the periods due to our increased revenue and efficiencies in the scale of our operations.

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

Net (loss) income is the most comparable GAAP measure to Adjusted EBITDA. The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(9,187)	$1,697	$(16,486)	$1,737
Stock-based compensation	8,319	949	15,352	1,474
Other expense (income), net	640	(4)	639	(10)
Acquisition-related expenses	1,141	—	2,282	—
Depreciation and amortization	1,333	320	2,340	495
Amortization of intangible assets	1,123	—	1,123	—
Provision for income taxes	640	85	640	85

Adjusted EBITDA	$4,009	$3,047	$5,890	$3,781

Results of Operations

Overview

The following table summarizes our net (loss) income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Net Revenue	$48,225	$20,839	$27,386	131%
Operating Expenses	56,772	19,057	37,715	198%

(Loss) Income before provision for income taxes	(8,547)	1,782	(10,329)	-580%
Provision for income taxes	640	85	555	653%

Net (Loss) Income	$(9,187)	$1,697	$(10,884)	-641%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net Revenue	$86,943	$37,090	$49,853	134%
Operating Expenses	102,789	35,268	67,521	191%

(Loss) Income before provision for income taxes	(15,846)	1,822	(17,668)	-970%
Provision for income taxes	640	85	555	653%

Net (Loss) Income	$(16,486)	$1,737	$(18,223)	-1049%

Net revenue was $48.2 million for the three months ended June 30, 2014, a 131% increase over the three months ended June 30, 2013 primarily due to higher originations. Operating expenses were $56.8 million for the three months ended June 30, 2014, a 198% increase over the three months ended June 30, 2013 primarily due to higher compensation costs, loan credit decisioning costs, borrower acquisition costs, acquisition-related expenses and operational costs related to Springstone.

Net revenue was $86.9 million for the six months ended June 30, 2014, a 134% increase over the six months ended June 30, 2013 primarily due to higher originations. Operating expenses were $102.8 million for the six months ended June 30, 2014, a 191% increase over the six months ended June 30, 2013 primarily due to higher compensation costs, loan credit decisioning costs, borrower acquisition costs, acquisition-related expenses and operational costs for Springstone.

Revenue

Our primary sources of revenue consist of transaction fees paid to us by issuing banks related to loan originations facilitated by us, and for Springstone also the providers, as well as servicing fees and management fees which are charged to investors. During the three months ended June 30, 2014 and 2013, we facilitated $1,005.9 million and $446.2 million of loans, respectively, through our platform. During the six months ended June 30, 2014 and 2013, we facilitated $1,797.3 million and $799.1 million of loans, respectively, through our platform.

The following table summarizes our revenue for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Transaction fees	$45,801	$16,393	$29,408	179%
Servicing fees	1,468	882	586	66%
Management fees	1,461	720	741	103%
Other (expense) revenue	(109)	2,847	(2,956)	-104%

Total Operating Revenue	48,621	20,842	27,779	133%

Net Interest Expense after fair value adjustments	(396)	(3)	(393)	N/M

Net Revenue	$48,225	$20,839	$27,386	131%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Transaction fees	$81,213	$29,975	$51,238	171%
Servicing fees	3,248	1,597	1,651	103%
Management fees	2,555	1,214	1,341	110%
Other revenue	307	4,299	(3,992)	-93%

Total Operating Revenue	87,323	37,085	50,238	135%

Net Interest (Expense) Income after fair value adjustments	(380)	5	(385)	N/M

Net Revenue	$86,943	$37,090	$49,853	134%

N/M - Not meaningful.

Transaction Fees

Transaction fees are fees paid by the issuing banks to us for the work we perform in facilitating originations. In addition, transaction fees include fees earned from service providers for education and patient financing products. The amount of these fees is based upon the terms of the loan, including grade, rate, term and other factors. These fees are recognized as a component of operating revenue at the time of loan issuance. As of June 30, 2014, these fees ranged from 1% to 6% of the initial principal amount of a loan.

Transaction fees were $45.8 million and $16.4 million for the three months ended June 30, 2014 and 2013, respectively, an increase of 179%. The increase in these fees was primarily due to an increase in loan volume. Average loan transaction fees were 4.6% and 4.4% of the principal amount of loans facilitated for the three months ended June 30, 2014 and 2013, respectively. The increase in the average loan transaction fee was primarily due to higher percentages of 60 month loans and higher risk loans, which have higher corresponding transaction fees.

Transaction fees were $81.2 million and $30.0 million for the six months ended June 30, 2014 and 2013, respectively, an increase of 171%. The increase in these fees was primarily due to an increase in loan volume. Average loan transaction fees were 4.5% and 4.4% of the principal amount of loans facilitated for the six months ended June 30, 2014 and 2013, respectively. The increase in the average loan transaction fee was primarily due to higher percentages of 60 month loans and higher risk loans, which have higher corresponding transaction fees.

Servicing Fees

We earn a fee from investors for servicing the ongoing borrower-investor relationship. The servicing fee compensates us for the costs we incur in servicing the related loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. These fees are typically 1% of each payment amount received from the borrower.

Servicing fees were $1.5 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively, an increase of 66%, primarily due to increased balances of notes, sold loans and certificates outstanding during the three months ended June 30, 2014, versus the three months ended June 30, 2013, offset by changes in the fair value of servicing assets/liabilities.

Servicing fees were $3.2 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively, an increase of 103%, primarily due to increased balances of notes, sold loans and certificates outstanding during the six months ended June 30, 2014, versus the six months ended June 30, 2013, offset by changes in the fair value of servicing assets/liabilities.

Management Fees and Assets Under Management

Accredited investors and qualified purchasers can invest in limited partner interests in funds managed by LCA, a registered investment advisor and our wholly owned subsidiary. LCA typically charges certificate holders a management fee based on their assets under management, ranging from 0.70% - 1.25% per year. This fee may be waived or reduced for individual limited partners at the discretion of the general partner.

LCA earned management fees totaling $1.5 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, an increase of 103%. LCA earned management fees totaling $2.6 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively, an increase of 110%. The increase in management fees was due primarily to an increase in assets under management, which were $845.4 million at June 30, 2014 and $547.2 million at June 30, 2013.

As of June 30, 2014, the funds had $739.7 million in assets with $12.3 million of pending capital contributions from limited partners in escrow, which was contributed to the funds on the first business day of July 2014. As of June 30, 2014, LCA managed $105.7 million in assets in SMAs.

The table below presents our summary of changes in assets under management for LCA (in millions):

Balance at December 31, 2013	$740.2
Net capital contributions	71.7
Net appreciation	33.5

Balance at June 30, 2014	$845.4

Other Revenue (Expense)

Other revenue consists of revenue from gains and losses on sales of whole loans and referral revenue. Certain banks investing through our platform acquire loans in their entirety. In connection with these whole loan sales, in addition to the transaction fee earned in respect of the corresponding loan, we recognize a small gain or loss on the sale of that loan (loans are typically sold at par). From January 1, 2013 through June 30, 2013, we included in the gain calculation on whole loan sales the amount of the transaction fees that was earned in respect of those loans, resulting in higher gains on sale and lower transaction fees.

Other (expense) revenue was $(0.1) million and $2.8 million for the three months ended June 30, 2014 and 2013, respectively, a decrease of 104%. The decrease was primarily due to a $3.4 million decrease in gain on sale of whole loans to third party purchasers.

Other revenue was $0.3 million and $4.3 million for the six months ended June 30, 2014 and 2013, respectively, a decrease of 93%. The decrease was primarily due to a $4.6 million decrease in gain on sale of whole loans to third party purchasers.

Net Interest Income

The following table summarizes interest income, interest expense and net interest income for the three and six months ended June 30, 2014 and 2013, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income
Loans	$85,210	$41,017	$158,257	$73,375
Cash and cash equivalents	2	4	3	10

Total Interest Income	85,212	41,021	158,260	73,385

Interest Expense
Notes and certificates	(85,193)	(41,032)	(158,193)	(73,357)
Term Loan	(401)	—	(401)	—

Total Interest Expense	(85,594)	(41,032)	(158,594)	(73,357)

Net Interest (Expense) Income	$(382)	$(11)	$(334)	$28

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

We had net interest expense of $0.38 million and $0.01 million for the three months ended June 30, 2014 and 2013, respectively. Net interest income decreased in the three months ended June 30, 2014, when compared to the same period in the prior year primarily due to the interest expense incurred on the Term Loan. We had net interest (expense) income of $(0.33) million and $0.03 million for the six months ended June 30, 2014 and 2013, respectively. Net interest income decreased in the six months ended June 30, 2014, when compared to the same period in the prior year primarily due to the interest expense incurred on the Term Loan that was drawn by the Company in April 2014.

For the three months ended June 30, 2014 and 2013, interest income from loans was $85.2 million and $41.0 million, respectively. For the six months ended June 30, 2014 and 2013, interest income from loans was $158.3 million and $73.4 million, respectively. The increase in interest income is primarily due to the increase in the outstanding balances of loans. The average balance of loans outstanding during the three months ended June 30, 2014, was $2,251.0 million as compared to an average balance of $1,150.1 million during the three months ended June 30, 2013, an increase of 96%. The average balance of loans outstanding during the six months ended June 30, 2014, was $2,121.5 million as compared to an average balance of $1,034.0 million during the six months ended June 30, 2013, an increase of 105%.

For the three months ended June 30, 2014 and 2013, we recorded interest expense for notes and certificates of $85.2 million and $41.0 million, respectively. For the six months ended June 30, 2014 and 2013, we recorded interest expense for notes and certificates of $158.2 million and $73.4 million, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of notes and certificates. The average balance of notes and certificates outstanding during the three months ended June 30, 2014, was $2,263.5 million as compared to the average balance of $1,157.4 million during the three months ended June 30, 2013, an increase of 96%. The average balance of notes and certificates outstanding during the six months ended June 30, 2014, was $2,131.8 million as compared to the average balance of $1,041.1 million during the six months ended June 30, 2013, an increase of 105%.

Fair Value Adjustments on Loans and Notes and Certificates

At June 30, 2014, we estimated the fair value of loans and their related notes and certificates using a discounted cash flow valuation methodology. The discounted cash flow valuation methodology uses the historical defaults and losses and recoveries on our loans over the past several years to project future losses and net cash flows on loans.

The fair value adjustments for loans were largely offset by the fair value adjustments of the notes and certificates at fair value due to the member payment dependent design of the notes and certificates, and because the principal balances of the loans are similar to the combined principal balances of the related notes and certificates. Accordingly, the net fair value adjustment (losses) gains for loans and notes and certificates were immaterial for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Sales and marketing	$19,225	$8,410	$10,815	129%
Origination and servicing	8,566	3,414	5,152	151%
General and administrative
Engineering and Product Development	8,030	3,043	4,987	164%
Other	20,951	4,190	16,761	400%

Total Operating Expenses	$56,772	$19,057	$37,715	198%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Sales and marketing	$39,807	$16,117	$23,690	147%
Origination and servicing	15,968	6,048	9,920	164%
General and administrative
Engineering and Product Development	13,752	5,291	8,461	160%
Other	33,262	7,812	25,450	326%

Total Operating Expenses	$102,789	$35,268	$67,521	191%

Sales and Marketing

Sales and marketing expense consists primarily of borrower and investor acquisition costs and salaries, benefits and stock-based compensation expense related to our sales and marketing staff. Sales and marketing expenses for the three months ended June 30, 2014 and 2013 were $19.2 million and $8.4 million, respectively, an increase of 129%. The increase was primarily due to a $9.7 million increase in borrower acquisition costs.

Sales and marketing expenses for the six months ended June 30, 2014 and 2013 were $39.8 million and $16.1 million, respectively, an increase of 147%. The increase was primarily due to a $20.3 million increase in borrower acquisition costs.

Origination and Servicing

Origination and servicing expense consists primarily of salaries, benefits and stock-based compensation expense related to our credit, collections, customer support and payment processing staff and vendor costs associated with facilitating and servicing loans. Origination and servicing expenses for the three months ended June 30, 2014 and 2013 were $8.6 million and $3.4 million, respectively, an increase of 151%. The increase was primarily due to a $3.7 million increase in compensation expense as we expanded our credit and customer support teams due to increasing loan applications and a $1.2 million increase in consumer reporting agency and loan processing costs which was also driven by higher loan volume.

Origination and servicing expenses for the six months ended June 30, 2014 and 2013 were $16.0 million and $6.0 million, respectively, an increase of 164%. The increase was primarily due to a $7.0 million increase in compensation expense as we expanded our credit and customer support teams due to increasing loan applications and a $2.5 million increase in consumer reporting agency and loan processing costs which was also driven by higher loan volume.

General and Administrative

General and administrative expenses are incurred by our engineering and product development and other administrative teams to support the overall business.

Engineering and Product Development

Engineering and product development expense consists primarily of salaries, benefits and stock-based compensation expense for our technology team and the cost of subcontractors who work on the development and maintenance of our platform. Engineering and product development expense also includes non-capitalized hardware and software costs and depreciation and amortization of technology assets. Engineering and product development expenses for the three months ended June 30, 2014 and 2013 were $8.0 million and $3.0 million, respectively, an increase of 164%. The increase was primarily due to a $3.6 million increase in personnel related expenses resulting from increased headcount and contract labor expense as we enhanced our website tools and functionality and a $1.0 million increase in expensed equipment and software and depreciation expense reflecting our continued investment in technology infrastructure.

Engineering and product development expenses for the six months ended June 30, 2014 and 2013 were $13.8 million and $5.3 million, respectively, an increase of 160%. The increase was primarily due to a $6.1 million increase in personnel related expenses resulting from increased headcount and contract labor expense as we enhanced our website tools and functionality and a $1.9 million increase in expensed equipment and software and depreciation expense reflecting our continued investment in technology infrastructure.

During the three and six months ended June 30, 2014, we capitalized $2.4 million and $4.7 million of software development costs, respectively. During the three and six months ended June 30, 2013, we capitalized $0.6 million and $1.0 million of software development costs, respectively. These costs generally are amortized over a three year period.

Other

Other general and administrative expense consists primarily of salaries, benefits and stock-based compensation expense for our accounting and finance, business development, legal, human resources and facilities staff, professional fees related to legal and accounting and facilities expense. Other general and administrative expenses for the three months ended June 30, 2014 and 2013 were $21.0 million and $4.2 million, respectively, an increase of 400%. The increase was primarily due to a $9.8 million increase in compensation expense, $3.1 million of which was the amortization of the compensation arrangement related to certain key continuing employees of Springstone with the remainder primarily related to an increase in headcount and stock based compensation expense, a $1.9 million increase in contingent legal liabilities and a $2.3 million increase in professional services and amortization of intangibles related to the Acquisition.

Other general and administrative expenses for the six months ended June 30, 2014 and 2013 were $33.3 million and $7.8 million, respectively, an increase of 326%. The increase was primarily due to a $15.0 million increase in compensation expense, $3.1 million of which was the amortization of the compensation arrangement related to certain key continuing employees of Springstone with the remainder primarily related to an increase in headcount and stock based compensation expense, a $3.4 million increase in professional services and amortization of intangibles related to the Acquisition, a $1.8 million increase in audit and legal fees and a $1.9 million increase in contingent legal liabilities.

Income Taxes

For the three and six months ended June 30, 2014, we recorded $0.6 million of provision for income taxes. The $0.6 million of tax expense relates to the amortization of tax deductible goodwill from the Acquisition which gives rise to an indefinite-lived deferred tax liability. There was no income tax benefit recorded on the pre-tax loss due to an increase in deferred tax asset valuation allowance. The Company recorded a net provision of $0.1 million for income taxes for the three and six months ended June 30, 2013, which represented minimum corporate income tax liabilities due for the Company’s taxable income that cannot be offset by usage of prior years’ net operating loss and tax credit carryforwards.

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

Legal

We may be subject to legal matters and regulatory actions in the ordinary course of business. Certain of these matters are described below.

In the second quarter of 2014, the Company offered to settle a dispute with a consultant that previously performed work for the Company. The Company offered the claimant a certain number of the Company’s common shares and cash consideration. Since part of this offer was in the form of the Company’s common shares, the Company valued the liability based on an estimated price of the common shares at June 30, 2014. If such offer is accepted by the claimant, the shares will be valued on the date of such agreement.

Separately, during the second quarter of 2014, the Company received notice from the California Employment Development Department (“EDD”) that it had commenced an examination of the Company’s records concerning the employment relationship of certain individuals who performed services for the Company from 2011 through 2014. Based on the EDD’s preliminary determination, certain of these individuals should have been classified as employees with appropriate tax withholding and employer related taxes incurred and paid. The Company continues to evaluate a submission of a settlement offer to the EDD or whether it will pursue an appeal of any final notice of assessment that the EDD may levy against the Company with respect to misclassified individuals.

Additionally, during the second quarter of 2014, a previous employee asserted a claim of wrongful termination. The Company offered to settle this claim during the second quarter of 2014.

In connection with these matters, the Company recorded a charge in the second quarter of 2014 to operations in the aggregate amount of $1.8 million to establish a liability. This aggregate amount represents the Company’s probable estimate of tax and settlement liabilities. The ultimate liability for such matters could differ from the accrued liability at June 30, 2014. As of June 30, 2014, the Company estimates the aggregate range of reasonably possible losses in excess of any amounts accrued for these matters as of such date, to be up to approximately $0.7 million.

The Company received a Civil Investigative Demand from the Consumer Financial Protection Bureau dated June 5, 2014 related to the operations of Springstone. The purpose of the investigation is to determine whether the Springstone is engaging in unlawful acts or practices in connection with the marketing, issuance, and servicing of installment loans for healthcare related financing. The Company continues to be in the fact-finding stage related to this matter, and as such, we have concluded that as of June 30, 2014, there are no probable or estimable losses related to this matter.

In addition to the foregoing, the Company may be subject to legal proceedings and regulatory actions in the ordinary course of business. After consultation with legal counsel, the Company does not anticipate that the ultimate liability, if any, arising out of any such matter will have a material effect on its financial condition, results of operations or cash flows.

Liquidity and Capital Resources

At June 30, 2014, we had $69.0 million in available cash and cash equivalents. We primarily hold our excess unrestricted cash in short-term interest-bearing money market funds at highly-rated financial institutions. We believe that our current cash position is sufficient to meet our current liquidity needs.

At June 30, 2014, we had $20.4 million in restricted cash that consisted primarily of pledged cash of $3.0 million as security for WebBank, $3.4 million for an investor as part of a credit support agreement, $12.0 million of investor cash and $1.7 million as security for a correspondent bank that clears our borrowers’ and investors’ cash transactions.

At June 30, 2014, the net outstanding balance on the term loan was $49.5 million. This term loan matures on April 16, 2017 and requires principal payments of $312,500 per quarter, with the remaining then unpaid principal amount payable at maturity. The weighted average interest rate on the term loan was 2.75% for both the three and six months ended June 30, 2014. At June 30, 2014, we were in compliance with the leverage ratio covenant.

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013 (in thousands).

	Six Months Ended June 30,
	2014	2013
Cash provided by (used in)
Operating activities	$22,137	$6,532
Investing activities	(673,817)	(483,398)
Financing activities	671,339	478,909

Net increase in cash	$19,659	$2,043

Net cash provided by operating activities for the six months ended June 30, 2014 was positive primarily due to collection of investor receivables outstanding at December 31, 2013 and the impact of non-cash expenses including stock-based compensation and warrant expense. Net cash used in investing primarily represents acquisitions of loans (excluding acquisition of loans sold to unrelated third parties which is included in cash flow from operations along with the corresponding proceeds from sale of loans) and the acquisition of Springstone, offset by repayment of loans. Net cash provided by financing activities primarily represents proceeds from the issuance of notes and certificates, partially offset by payments on notes and certificates. Additionally, in the second quarter of 2014 the Company issued debt of $49.8 million, net of discount related to the Acquisition and raised additional preferred stock of $64.8 million, net of issuance cost (see Note 10 – Term Loan and Note 11 – Stockholders’ Equity in the Notes to the condensed consolidated financial statements).

Critical Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these accounting policies during the first six months of 2014 except for the application of the acquisition method in accounting for a business combination, the accounting for intangible assets, including goodwill and the accounting for servicing assets and liabilities, as described below.

Goodwill and Intangible Assets

Goodwill represents the fair value of acquired businesses in excess of the fair value of the individually identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. The Company’s annual impairment testing date is April 1. The Company can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. A qualitative assessment may consider macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital, or company-specific factors such as market capitalization in excess of net assets, trends in revenue generating activities and merger or acquisition activity.

If the Company elects to bypass qualitatively assessing goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, management estimates the fair values of each of the Company’s reporting units (defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compares it to their carrying values. The estimated fair values of the reporting units are established using an income approach based on a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of each reporting unit, a market approach which compares each reporting unit to comparable companies in their respective industries, and a market capitalization analysis.

Intangible assets are amortized over their useful lives in a manner that best reflects their economic benefit. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company does not have any indefinite-lived intangible assets.

Servicing Asset/Liability

For whole loans sold to unrelated third party purchasers with servicing retained, we use a discounted cash flow model to estimate the fair value of the loan servicing asset or liability which considers the contractual servicing fee revenue we earn on the sold loans, an estimated market servicing rate to service such loans, the current principal balances of the loans and projected servicing revenues over the remaining terms of the loans. We record servicing assets and liabilities at their estimated fair values at the time the loans are sold. Changes in the fair value of servicing assets and liabilities are reported in “Servicing Fees” in the period in which the change occurs. Servicing assets and liabilities are recorded in “Other Assets” and “Accrued Expenses and Other Liabilities”, respectively, on the condensed consolidated balance sheets.

Statistical Information on the Standard Program Loan Portfolio

The tables and charts set forth below relate only to loans issued under the standard program.

In regards to the following historical information, prior performance is no guarantee of future results or outcomes.

From inception to June 30, 2014, we facilitated standard program loans with an average original principal amount of $14,056 and an aggregate original principal amount of $4.7 billion. Out of 333,475 facilitated standard program loans, 56,380 standard program loans with an aggregate original principal amount of $669.8 million, or 14.29%, were fully paid as of June 30, 2014.

The following table presents aggregated information about standard program loans for the period from inception to June 30, 2014, grouped by the loan grade assigned by us:

Standard Program Loans Issued from Inception to June 30, 2014 by Grade

Loan Grade	Number of Loans	Average Interest Rate	Total Amount Issued
A1	6,941	5.99%	$82,891,375
A2	7,510	6.58%	89,761,975
A3	9,123	7.50%	119,070,575
A4	13,831	7.86%	181,347,375
A5	15,545	8.76%	213,040,800
B1	16,954	9.83%	211,144,425
B2	20,318	10.87%	265,805,625
B3	24,570	11.80%	311,263,425
B4	23,088	12.60%	303,777,975
B5	18,165	13.18%	229,287,275
C1	19,212	13.81%	250,576,350
C2	18,906	14.46%	255,467,450
C3	17,799	15.01%	254,678,425
C4	16,730	15.61%	247,167,750
C5	15,760	16.26%	239,100,350
D1	13,291	16.94%	190,681,000
D2	11,922	17.51%	165,257,475
D3	10,208	18.01%	145,526,925
D4	9,633	18.56%	148,622,600
D5	8,067	19.21%	130,056,650
E1	5,874	19.66%	100,496,800
E2	5,879	20.30%	102,118,875
E3	4,735	20.86%	84,333,850
E4	4,110	21.49%	74,804,150
E5	3,501	22.02%	63,564,950
F1	2,797	22.65%	50,619,500
F2	2,188	23.04%	42,007,525
F3	1,950	23.59%	35,166,325
F4	1,499	23.86%	29,065,450
F5	1,098	24.09%	23,146,075
G1	783	24.42%	16,455,125
G2	564	24.52%	11,622,100
G3	397	24.63%	8,547,700
G4	279	23.87%	5,951,000
G5	248	23.89%	4,878,200

Total	333,475	13.98%	$4,687,303,425

The following table presents aggregated consumer reporting agency information for standard program loans issued from our inception to June 30, 2014, grouped by the loan grade assigned by us. This information is reported in the table as of the time of the loan application. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days past-due incidences of delinquency in the borrower’s credit file for the preceding two years from the date of loan application. We do not independently verify this information. All figures other than loan grade are agency reported at the time of application.

Consumer Reporting Agency Information for Standard Program Loans Issued from Inception to June 30, 2014, Grouped by Grade

Loan Grade	Average FICO	Average Open Credit Lines	Average Total Credit Lines	Average Revolving Credit Balance	Average Revolving Line Utilization	Average Inquiries in the Last Six Months	Average Delinquencies in the Last Two Years	Average Months Since Last Delinquency
A1	770	11	27	$14,070	25.75%	0	0	41
A2	751	11	26	14,987	32.02%	1	0	39
A3	740	11	26	16,726	37.25%	1	0	38
A4	730	11	25	16,361	42.45%	1	0	37
A5	722	11	25	17,590	46.47%	1	0	37
B1	713	11	25	15,733	49.38%	1	0	36
B2	707	11	25	16,168	52.57%	1	0	35
B3	701	11	24	15,400	55.17%	1	0	35
B4	698	11	25	15,459	56.42%	1	0	35
B5	695	11	24	14,729	57.72%	1	0	35
C1	693	11	24	15,259	58.42%	1	0	34
C2	692	11	24	15,060	59.80%	1	0	34
C3	691	11	25	15,685	59.88%	1	0	34
C4	688	11	25	15,992	61.64%	1	0	34
C5	687	11	25	16,093	62.27%	1	0	33
D1	684	11	24	15,531	63.32%	1	0	34
D2	684	11	24	15,372	63.50%	1	0	34
D3	684	11	24	15,253	63.73%	1	0	34
D4	684	11	24	15,582	64.71%	1	0	34
D5	684	11	24	16,541	65.24%	1	0	34
E1	683	11	25	16,315	65.74%	1	0	33
E2	683	11	25	16,573	65.53%	1	0	32
E3	681	11	25	17,181	66.83%	1	0	33
E4	681	11	25	17,632	67.25%	1	0	33
E5	680	11	25	17,857	67.45%	1	0	32
F1	679	11	25	17,615	68.25%	1	0	32
F2	679	11	25	17,451	68.16%	1	0	31
F3	678	11	24	16,617	67.93%	1	0	31
F4	677	12	25	17,452	68.87%	2	0	31
F5	677	12	26	18,617	69.51%	2	0	32
G1	676	12	26	18,206	68.58%	2	1	29
G2	675	12	26	20,885	70.61%	2	0	28
G3	675	12	26	19,490	71.79%	2	1	28
G4	673	13	29	23,623	70.09%	2	0	31
G5	671	13	28	30,452	71.08%	3	0	29
Average	700	11	25	$15,868	56.44%	1	0	34

The following table presents additional aggregated information for standard program loans issued from our inception to June 30, 2014, about current and paid off standard program loans, grouped by the loan grade assigned by us.

Loan Grade	Number of Current Loans	Current Loan Outstanding Principal ($)	Number of Loans Fully Paid	Fully Paid ($)	Fully Paid (%) of Originated Issued Loans	Number of All Issued Loans	Total Origination Amount for All Issued Loans
A1	4,802	$42,536,991	1,629	$14,550,625	17.55%	6,941	$82,891,375
A2	5,034	48,112,822	1,989	16,670,225	18.57%	7,510	89,761,975
A3	6,274	66,875,229	2,346	21,706,975	18.23%	9,123	119,070,575
A4	9,383	96,155,788	3,421	35,246,400	19.44%	13,831	181,347,375
A5	10,930	120,918,573	3,449	37,384,000	17.55%	15,545	213,040,800
B1	12,802	125,884,391	2,840	30,490,025	14.44%	16,954	211,144,425
B2	15,427	156,999,071	3,375	38,902,000	14.64%	20,318	265,805,625
B3	18,156	173,109,258	4,368	51,191,475	16.45%	24,570	311,263,425
B4	17,023	174,914,895	3,866	45,401,050	14.95%	23,088	303,777,975
B5	12,931	129,981,257	3,351	38,155,675	16.64%	18,165	229,287,275
C1	14,031	146,408,953	3,126	35,880,750	14.32%	19,212	250,576,350
C2	13,713	153,388,040	3,043	36,012,425	14.10%	18,906	255,467,450
C3	13,410	166,402,489	2,362	28,160,950	11.06%	17,799	254,678,425
C4	12,608	163,835,750	2,250	27,411,500	11.09%	16,730	247,167,750
C5	11,818	159,520,359	2,074	25,593,900	10.70%	15,760	239,100,350
D1	9,644	120,438,635	1,840	22,313,950	11.70%	13,291	190,681,000
D2	8,344	99,360,797	1,803	21,374,200	12.93%	11,922	165,257,475
D3	7,229	87,785,225	1,533	19,495,200	13.40%	10,208	145,526,925
D4	6,737	89,849,685	1,408	18,868,375	12.70%	9,633	148,622,600
D5	5,667	78,369,572	1,204	17,932,100	13.79%	8,067	130,056,650
E1	4,075	61,134,898	801	12,385,175	12.32%	5,874	100,496,800
E2	4,086	62,227,058	821	12,952,150	12.68%	5,879	102,118,875
E3	3,304	52,480,590	666	10,649,350	12.63%	4,735	84,333,850
E4	2,814	44,601,059	584	10,165,450	13.59%	4,110	74,804,150
E5	2,414	38,140,459	498	8,717,825	13.71%	3,501	63,564,950
F1	1,931	30,032,087	386	6,722,725	13.28%	2,797	50,619,500
F2	1,511	25,230,686	325	6,018,200	14.33%	2,188	42,007,525
F3	1,345	21,027,640	269	4,938,650	14.04%	1,950	35,166,325
F4	1,010	17,234,832	198	3,662,300	12.60%	1,499	29,065,450
F5	725	13,283,448	152	3,117,900	13.47%	1,098	23,146,075
G1	502	9,434,457	121	2,493,225	15.15%	783	16,455,125
G2	361	6,582,725	84	1,641,600	14.12%	564	11,622,100
G3	244	4,817,971	69	1,406,600	16.46%	397	8,547,700
G4	145	2,747,442	63	1,221,800	20.53%	279	5,951,000
G5	117	2,418,298	66	953,550	19.55%	248	4,878,200

Total	240,547	$2,792,241,430	56,380	$669,788,300	14.29%	333,475	$4,687,303,425

The following graph presents the dollar weighted average interest rate for standard program loans issued from inception to June 30, 2014, by grade.

The following table presents outstanding standard program loan balances in dollars, delinquent standard program loan balances in dollars, principal amount of standard program loans charged-off during the quarter, delinquency rate and annualized charge-off rate as of June 30, 2014. This information excludes standard program loans that we classified as identity theft. In cases of verified identity theft, we write-off the standard program loan and pay the holder of the related notes or certificates an amount equal to the unpaid principal balances due. Dollars presented below in thousands.

Outstandings (1)
	2014-Q2	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3
Total	$3,118,617	$2,630,408	$2,189,446	$1,750,365	$1,377,064	$1,058,994	$805,763	$614,889	$464,367	$372,220	$300,982	$242,941
Grade A	409,525	352,276	295,722	230,596	199,205	167,636	130,845	108,620	89,352	74,014	56,698	45,181
Grade B	829,946	741,021	645,779	524,253	416,396	328,331	241,219	184,015	136,785	108,647	86,459	69,078
Grade C	878,362	736,004	595,967	471,686	351,184	253,472	169,706	122,985	89,615	70,357	57,785	47,470
Grade D	548,745	423,880	325,608	249,749	199,912	153,861	127,701	94,518	67,603	53,708	44,555	37,435
Grade E	299,648	239,745	200,315	166,245	130,030	99,329	86,250	65,673	50,562	41,236	34,243	26,804
Grade F	121,781	110,870	102,390	88,311	66,519	46,617	40,439	30,864	23,707	18,277	15,680	12,230
Grade G	30,610	26,612	23,665	19,525	13,818	9,748	9,603	8,214	6,743	5,981	5,562	4,743

Outstandings of Delinquent Loans (2)
	2014-Q2	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3
Total	$39,498	$33,644	$32,904	$24,628	$17,262	$14,850	$12,789	$9,587	$7,375	$5,527	$5,850	$5,502
Grade A	1,276	1,290	1,373	1,172	1,037	986	845	646	502	244	356	273
Grade B	6,064	5,981	6,243	4,975	3,485	2,866	2,283	1,852	1,449	1,283	1,110	1,061
Grade C	10,197	7,894	7,994	5,763	3,588	3,026	2,552	1,991	1,300	1,163	1,172	1,204
Grade D	8,752	7,599	7,215	5,393	3,964	3,605	2,870	2,070	1,492	1,163	1,364	1,279
Grade E	7,275	5,938	5,623	4,298	2,681	2,335	2,329	1,613	1,240	1,009	951	849
Grade F	4,778	3,719	3,552	2,502	1,970	1,450	1,461	1,014	1,086	438	582	532
Grade G	1,156	1,223	904	525	537	582	449	401	306	227	315	304

Charge-Off Amount (3)
	2014-Q2	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3
Total	$26,610	$25,788	$18,425	$12,500	$10,598	$8,950	$6,117	$4,878	$3,342	$3,366	$2,888	$1,757
Grade A	1,005	1,052	906	849	858	655	516	361	130	226	157	107
Grade B	4,908	5,228	3,692	2,731	2,156	1,833	1,265	932	709	602	551	366
Grade C	6,422	6,639	4,645	2,574	2,122	1,672	1,252	972	868	722	728	500
Grade D	6,007	5,531	4,105	2,724	2,585	1,880	1,283	853	694	653	588	378
Grade E	4,554	4,066	3,113	1,921	1,468	1,608	963	854	632	554	470	289
Grade F	2,718	2,707	1,661	1,261	992	1,029	607	736	220	372	288	64
Grade G	996	565	303	440	417	273	232	170	89	237	106	53

Delinquent Rate (4)
	2014-Q2	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3
Total	1.27%	1.28%	1.50%	1.41%	1.25%	1.40%	1.59%	1.56%	1.59%	1.48%	1.94%	2.26%
Grade A	0.31%	0.37%	0.46%	0.51%	0.52%	0.59%	0.65%	0.59%	0.56%	0.33%	0.63%	0.60%
Grade B	0.73%	0.81%	0.97%	0.95%	0.84%	0.87%	0.95%	1.01%	1.06%	1.18%	1.28%	1.54%
Grade C	1.16%	1.07%	1.34%	1.22%	1.02%	1.19%	1.50%	1.62%	1.45%	1.65%	2.03%	2.54%
Grade D	1.59%	1.79%	2.22%	2.16%	1.98%	2.34%	2.25%	2.19%	2.21%	2.17%	3.06%	3.42%
Grade E	2.43%	2.48%	2.81%	2.59%	2.06%	2.35%	2.70%	2.46%	2.45%	2.45%	2.78%	3.17%
Grade F	3.92%	3.35%	3.47%	2.83%	2.96%	3.11%	3.61%	3.29%	4.58%	2.40%	3.71%	4.35%
Grade G	3.78%	4.60%	3.82%	2.69%	3.89%	5.97%	4.67%	4.88%	4.54%	3.79%	5.66%	6.41%

Annualized Charge-off Rate (5)
	2014-Q2	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3
Total	3.41%	3.92%	3.37%	2.86%	3.08%	3.38%	3.04%	3.17%	2.88%	3.62%	3.84%	2.89%
Grade A	0.98%	1.19%	1.23%	1.47%	1.72%	1.56%	1.58%	1.33%	0.58%	1.22%	1.11%	0.95%
Grade B	2.37%	2.82%	2.29%	2.08%	2.07%	2.23%	2.10%	2.03%	2.07%	2.22%	2.55%	2.12%
Grade C	2.92%	3.61%	3.12%	2.18%	2.42%	2.64%	2.95%	3.16%	3.87%	4.11%	5.04%	4.22%
Grade D	4.38%	5.22%	5.04%	4.36%	5.17%	4.89%	4.02%	3.61%	4.11%	4.86%	5.28%	4.04%
Grade E	6.08%	6.78%	6.22%	4.62%	4.52%	6.47%	4.47%	5.20%	5.00%	5.37%	5.49%	4.32%
Grade F	8.93%	9.77%	6.49%	5.71%	5.97%	8.83%	6.00%	9.54%	3.72%	8.14%	7.35%	2.09%
Grade G	13.02%	8.49%	5.13%	9.02%	12.06%	11.21%	9.65%	8.27%	5.26%	15.83%	7.63%	4.44%

1)	Principal balance at quarter-end.
2)	Principal balance as of quarter-end for standard program loans that are “Late 31-120” or in Default status at quarter-end.
3)	Principal balance charged off during the quarter.
4)	Principal balance at quarter-end for standard program loans that are “Late 31-120” or in Default status at quarter-end divided by Principal balance at quarter-end.
5)	Principal balance charged off during the quarter multiplied by four then divided by principal balance at quarter-end.

The following table presents dollars collected on delinquent standard program loans and recoveries received on charged-off standard program loans (which include collection recoveries on charged-off standard program loans and proceeds from the sale of charged-off standard program loans), in the quarter presented. This information excludes standard program loans that we classified as identity theft. In cases of verified identity theft, we write-off the standard program loan and pay the holder of the related notes or certificates an amount equal to the unpaid principal balances due. Dollars presented below in thousands.

Dollars Collected From Delinquent Loans (1)
	2014-Q2	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3
Total	$2,448	$2,660	$1,892	$1,207	$943	$1,029	$739	$652	$507	$681	$533	$424
Grade A	129	165	82	81	66	96	66	45	44	40	30	38
Grade B	492	533	392	244	159	237	151	161	128	143	109	78
Grade C	575	588	467	242	228	188	154	105	77	171	149	103
Grade D	539	609	410	291	187	191	156	139	106	137	122	106
Grade E	402	397	227	185	168	137	121	106	77	136	74	58
Grade F	233	256	251	141	71	111	51	62	61	33	27	27
Grade G	78	112	63	23	64	69	40	34	14	21	22	14

Recoveries (2)
	2014-Q2	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3
Total	$2,566	$1,733	$704	$463	$460	$549	$105	$78	$383	$89	$36	$91
Grade A	81	66	42	30	35	39	9	8	15	3	3	19
Grade B	462	377	126	83	66	120	10	2	76	10	6	5
Grade C	576	375	178	90	101	107	39	27	84	22	10	23
Grade D	533	369	150	104	103	113	11	14	110	15	6	15
Grade E	472	317	117	88	76	88	14	13	54	12	4	3
Grade F	355	199	68	47	59	58	8	2	24	18	4	23
Grade G	87	30	23	21	20	24	14	12	20	9	3	3

1)	Dollars collected during the quarter for standard program loans that are in “Late 31-120” or in Default status.
2)	Total payments received from borrowers of charged-off standard program loans and proceeds from sale of charged-off standard program loans.

Cumulative Charge-off Rate – 36 Month Standard Program Loans

The graph and corresponding tables below show the cumulative net lifetime charge-offs for standard program loans with original terms of 36 months by grade and by annual vintage booked from January 1, 2008 through June 30, 2014, as a percentage of the aggregate principal amount of originations. The charge-offs are tracked by annual vintage, meaning each line represents all 36 month standard program loans originated in that year.

Net Cumulative Lifetime Charge-off Rates by Booking Year

All Standard Program Loans - Term: 36 Months Grade: All

Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.3%	0.1%	0.1%	0.1%	0.1%
6	0.0%	0.9%	0.3%	0.3%	0.3%	0.2%
7	0.1%	1.3%	0.7%	0.5%	0.5%	0.4%
8	0.4%	1.6%	0.9%	0.7%	0.8%	0.6%
9	1.2%	2.2%	1.1%	0.9%	1.2%	0.7%
10	1.7%	2.8%	1.4%	1.1%	1.5%	0.9%
11	2.7%	3.2%	1.8%	1.4%	1.9%	1.1%
12	3.0%	3.6%	2.3%	1.6%	2.3%
13	3.3%	4.0%	2.5%	1.9%	2.7%
14	3.8%	4.5%	3.0%	2.1%	3.1%
15	4.9%	4.8%	3.2%	2.4%	3.5%
16	5.7%	5.3%	3.5%	2.6%	3.9%
17	6.6%	5.5%	3.8%	2.8%	4.2%
18	7.1%	6.0%	4.0%	3.1%	4.5%
19	8.1%	6.2%	4.2%	3.4%	4.8%
20	8.9%	6.4%	4.4%	3.5%	5.0%
21	10.2%	6.8%	4.6%	3.7%	5.2%
22	10.9%	7.0%	4.8%	3.9%	5.3%
23	11.9%	7.3%	5.0%	4.0%
24	12.3%	7.6%	5.1%	4.2%
25	12.6%	7.9%	5.3%	4.3%
26	13.1%	8.1%	5.4%	4.5%
27	13.3%	8.2%	5.5%	4.6%
28	13.6%	8.4%	5.6%	4.8%
29	13.9%	8.5%	5.7%	4.9%
30	14.0%	8.6%	5.8%	4.9%
31	14.1%	8.7%	5.9%	5.0%
32	14.2%	8.8%	5.9%	5.0%
33	14.3%	8.9%	6.0%	5.1%
34	14.5%	8.9%	6.1%	5.1%
35	14.6%	9.0%	6.1%
36	14.7%	9.0%	6.2%

Net Cumulative Lifetime Charge-off Rates by Booking Year

All Standard Program Loans - Term: 36 Months Grade: A

Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.0%	0.0%	0.0%	0.1%	0.0%
6	0.0%	0.0%	0.0%	0.0%	0.2%	0.1%
7	0.0%	0.0%	0.0%	0.2%	0.4%	0.1%
8	0.1%	0.1%	0.0%	0.3%	0.6%	0.1%
9	0.1%	0.1%	0.1%	0.4%	0.7%	0.2%
10	0.1%	0.2%	0.2%	0.5%	0.8%	0.2%
11	0.1%	0.4%	0.2%	0.6%	1.0%	0.2%
12	0.6%	0.7%	0.4%	0.8%	1.2%
13	0.6%	0.8%	0.5%	0.9%	1.4%
14	0.6%	1.5%	0.6%	1.2%	1.6%
15	0.8%	1.6%	0.6%	1.4%	1.8%
16	1.1%	1.8%	0.8%	1.5%	2.0%
17	1.1%	1.8%	0.9%	1.6%	2.2%
18	1.1%	2.1%	0.9%	1.7%	2.3%
19	1.8%	2.3%	1.0%	1.9%	2.4%
20	2.0%	2.4%	1.2%	2.0%	2.5%
21	2.0%	2.5%	1.3%	2.2%	2.6%
22	2.0%	2.5%	1.3%	2.3%	2.6%
23	2.1%	2.6%	1.4%	2.3%
24	2.3%	2.8%	1.4%	2.4%
25	2.3%	2.8%	1.4%	2.4%
26	2.3%	3.0%	1.5%	2.5%
27	2.6%	3.1%	1.5%	2.6%
28	2.6%	3.3%	1.6%	2.6%
29	2.7%	3.4%	1.6%	2.7%
30	3.3%	3.4%	1.7%	2.8%
31	3.3%	3.5%	1.7%	2.8%
32	3.3%	3.5%	1.8%	2.8%
33	3.3%	3.6%	1.8%	2.8%
34	3.3%	3.6%	1.8%	2.9%
35	3.3%	3.6%	1.8%
36	3.3%	3.6%	1.9%

Net Cumulative Lifetime Charge-off Rates by Booking Year

All Standard Program Loans - Term: 36 Months Grade: B

Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.2%	0.1%	0.1%	0.1%	0.0%
6	0.0%	0.8%	0.2%	0.2%	0.2%	0.1%
7	0.0%	1.2%	0.5%	0.4%	0.5%	0.2%
8	0.4%	1.4%	0.7%	0.6%	0.7%	0.3%
9	0.6%	1.6%	0.9%	0.8%	0.9%	0.4%
10	0.7%	2.4%	1.1%	1.1%	1.2%	0.6%
11	1.3%	2.9%	1.3%	1.3%	1.5%	0.7%
12	1.7%	3.0%	1.9%	1.4%	1.9%
13	1.7%	3.4%	2.1%	1.6%	2.2%
14	2.3%	3.8%	2.7%	1.7%	2.6%
15	2.8%	4.2%	2.8%	2.0%	2.9%
16	3.0%	4.5%	3.0%	2.3%	3.3%
17	4.1%	4.8%	3.1%	2.5%	3.6%
18	4.3%	5.5%	3.2%	2.7%	3.9%
19	5.1%	5.5%	3.3%	3.0%	4.1%
20	6.5%	5.7%	3.5%	3.1%	4.4%
21	7.5%	5.8%	3.6%	3.3%	4.5%
22	7.9%	6.0%	3.8%	3.5%	4.7%
23	8.3%	6.3%	3.9%	3.6%
24	8.7%	6.6%	4.1%	3.7%
25	9.1%	6.8%	4.2%	3.9%
26	9.5%	7.0%	4.2%	4.0%
27	9.6%	7.1%	4.3%	4.1%
28	9.7%	7.3%	4.3%	4.3%
29	10.0%	7.3%	4.4%	4.4%
30	10.1%	7.4%	4.5%	4.5%
31	10.2%	7.5%	4.6%	4.6%
32	10.2%	7.6%	4.7%	4.6%
33	10.2%	7.6%	4.7%	4.7%
34	10.3%	7.7%	4.8%	4.7%
35	10.5%	7.7%	4.8%
36	10.6%	7.7%	4.9%

Net Cumulative Lifetime Charge-off Rates by Booking Year

All Standard Program Loans - Term: 36 Months Grade: C

Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.2%	0.3%	0.4%	0.1%	0.1%
6	0.2%	1.2%	0.5%	0.8%	0.3%	0.2%
7	0.2%	1.9%	0.7%	0.9%	0.5%	0.4%
8	0.2%	2.3%	1.0%	1.5%	0.9%	0.6%
9	0.9%	3.2%	1.1%	1.8%	1.4%	0.8%
10	1.6%	3.6%	1.4%	1.9%	1.8%	1.0%
11	1.9%	3.9%	2.1%	2.5%	2.2%	1.2%
12	2.2%	4.4%	2.5%	3.4%	2.7%
13	2.4%	4.9%	2.8%	3.8%	3.2%
14	3.5%	5.1%	3.4%	4.1%	3.8%
15	4.1%	5.5%	3.7%	4.5%	4.3%
16	4.8%	5.9%	4.0%	4.8%	4.7%
17	6.1%	6.3%	4.5%	5.3%	5.1%
18	7.4%	6.4%	4.9%	5.5%	5.6%
19	8.0%	6.5%	5.2%	5.7%	5.9%
20	8.5%	6.7%	5.3%	6.0%	6.2%
21	9.9%	7.1%	5.5%	6.2%	6.4%
22	10.8%	7.5%	5.8%	6.6%	6.6%
23	11.7%	7.8%	5.9%	6.8%
24	12.1%	8.0%	6.1%	7.0%
25	12.2%	8.4%	6.3%	7.3%
26	12.8%	8.4%	6.7%	7.4%
27	12.9%	8.6%	6.8%	7.6%
28	13.0%	8.8%	6.9%	7.8%
29	13.5%	9.0%	7.1%	7.8%
30	13.6%	9.1%	7.2%	7.9%
31	13.8%	9.2%	7.3%	8.0%
32	13.8%	9.4%	7.3%	8.1%
33	14.0%	9.4%	7.4%	8.1%
34	14.1%	9.6%	7.5%	8.1%
35	14.1%	9.6%	7.5%
36	14.1%	9.6%	7.5%

Net Cumulative Lifetime Charge-off Rates by Booking Year

All Standard Program Loans - Term: 36 Months Grade: D

Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.5%	0.1%	0.2%	0.2%	0.2%
6	0.0%	1.0%	0.5%	0.4%	0.4%	0.6%
7	0.3%	1.3%	1.4%	0.9%	0.8%	1.0%
8	0.6%	1.7%	2.1%	1.1%	1.2%	1.6%
9	2.4%	2.8%	2.6%	1.4%	1.9%	2.0%
10	2.7%	3.6%	3.1%	1.7%	2.5%	2.3%
11	4.2%	4.3%	3.6%	2.1%	3.0%	2.7%
12	4.4%	4.6%	4.3%	2.6%	3.7%
13	5.3%	5.2%	4.5%	3.1%	4.3%
14	5.3%	5.6%	5.1%	3.4%	4.9%
15	7.8%	5.9%	5.3%	3.6%	5.5%
16	8.3%	6.6%	5.7%	3.8%	6.1%
17	9.4%	6.8%	6.3%	4.1%	6.5%
18	9.4%	7.3%	6.5%	4.8%	7.0%
19	10.7%	7.5%	6.6%	5.4%	7.5%
20	11.8%	8.0%	7.1%	5.7%	7.8%
21	13.0%	8.6%	7.6%	5.8%	8.2%
22	14.5%	9.0%	7.8%	6.3%	8.3%
23	16.2%	9.5%	8.2%	6.6%
24	16.8%	9.8%	8.3%	6.8%
25	17.1%	10.1%	8.5%	7.0%
26	17.4%	10.3%	8.6%	7.7%
27	18.1%	10.3%	8.8%	7.8%
28	19.2%	10.5%	8.9%	8.1%
29	19.3%	10.6%	9.1%	8.2%
30	19.3%	10.7%	9.2%	8.3%
31	19.5%	10.8%	9.3%	8.4%
32	19.8%	10.9%	9.3%	8.4%
33	19.9%	11.0%	9.4%	8.5%
34	20.1%	11.0%	9.6%	8.5%
35	20.2%	11.0%	9.7%
36	20.2%	11.0%	9.8%

Net Cumulative Lifetime Charge-off Rates by Booking Year

All Standard Program Loans - Term: 36 Months Grade: E

Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.7%	0.2%	0.1%	0.0%	0.5%
6	0.0%	2.0%	0.4%	0.3%	0.5%	1.1%
7	0.0%	2.2%	0.7%	0.8%	0.6%	1.4%
8	0.1%	3.3%	1.0%	0.8%	1.4%	1.9%
9	0.6%	3.9%	1.1%	1.4%	2.1%	2.6%
10	1.1%	4.3%	1.2%	1.8%	2.5%	3.1%
11	3.6%	4.8%	1.8%	1.9%	3.4%	3.5%
12	4.5%	5.9%	2.3%	2.1%	4.2%
13	4.8%	7.0%	3.4%	2.8%	5.4%
14	4.8%	7.5%	4.2%	3.0%	6.1%
15	5.6%	7.7%	5.8%	3.4%	6.9%
16	7.3%	8.8%	6.1%	3.4%	7.1%
17	7.8%	9.6%	6.6%	3.8%	7.4%
18	8.2%	10.4%	7.5%	4.5%	8.2%
19	8.9%	11.2%	8.2%	5.0%	8.5%
20	9.7%	11.2%	8.5%	5.5%	9.0%
21	10.7%	11.4%	8.7%	5.7%	9.2%
22	11.7%	11.7%	8.7%	6.0%	9.5%
23	12.2%	12.1%	8.7%	6.0%
24	12.7%	12.1%	9.1%	6.2%
25	13.0%	12.5%	9.5%	6.6%
26	13.7%	12.9%	9.8%	7.4%
27	13.7%	13.4%	9.8%	7.6%
28	14.0%	13.5%	9.9%	7.6%
29	14.3%	13.7%	10.1%	8.1%
30	14.5%	14.0%	10.2%	8.2%
31	14.5%	14.0%	10.3%	8.2%
32	14.8%	14.0%	10.5%	8.3%
33	15.1%	14.2%	10.6%	8.3%
34	15.4%	14.2%	10.6%	8.3%
35	15.4%	14.2%	11.0%
36	15.5%	14.2%	11.0%

Net Cumulative Lifetime Charge-off Rates by Booking Year

All Standard Program Loans - Term: 36 Months Grade: F+G

Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.0%	0.0%	0.0%	0.6%	1.1%
6	0.0%	1.2%	0.4%	1.1%	0.6%	2.8%
7	0.0%	2.7%	3.6%	1.1%	1.0%	3.7%
8	1.6%	3.5%	5.1%	1.1%	2.2%	3.9%
9	2.6%	3.8%	5.8%	1.1%	4.3%	4.9%
10	4.6%	5.1%	6.2%	6.8%	4.3%	5.1%
11	6.0%	6.0%	9.4%	6.8%	4.9%	5.3%
12	6.0%	6.6%	11.7%	6.8%	7.6%
13	6.0%	7.0%	11.7%	6.8%	8.6%
14	7.4%	7.9%	11.7%	10.4%	9.6%
15	9.5%	9.9%	13.4%	10.4%	10.5%
16	11.3%	10.2%	14.6%	10.4%	10.5%
17	11.9%	10.2%	14.6%	10.4%	10.5%
18	12.8%	10.8%	14.6%	10.8%	10.5%
19	15.5%	12.3%	15.4%	11.1%	10.5%
20	16.0%	13.0%	15.4%	11.1%	10.5%
21	19.2%	13.9%	15.4%	11.1%	11.4%
22	19.3%	13.9%	17.3%	14.4%	11.4%
23	21.7%	14.3%	17.7%	14.4%
24	21.7%	15.1%	18.2%	15.4%
25	22.9%	16.5%	19.5%	15.4%
26	23.5%	17.0%	19.7%	16.6%
27	23.9%	18.2%	20.2%	16.6%
28	23.9%	18.4%	20.4%	17.2%
29	24.0%	18.5%	20.4%	17.2%
30	24.0%	18.8%	20.4%	17.8%
31	24.2%	18.8%	20.4%	17.8%
32	24.2%	18.9%	20.7%	17.8%
33	24.2%	19.5%	20.8%	17.8%
34	24.7%	19.5%	20.9%	17.8%
35	25.1%	19.5%	21.1%
36	25.3%	19.5%	21.1%

Cumulative Charge-off Rate – 60 Month Standard Program Loans

The graph and corresponding tables below show the cumulative net lifetime charge-offs for standard program loans with original terms of 60 months by grade and by annual vintage booked from May 1, 2010 through June 30, 2014, as a percentage of the aggregate principal amount of originations. The charge-offs are tracked by annual vintage, meaning each line represents all 60 month standard program loans originated in that year.

Net Cumulative Lifetime Charge-off Rates by Booking Year

All Standard Program Loans - Term: 60 Months Grade: All

Mo #	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.2%	0.1%	0.1%
6	0.2%	0.5%	0.4%	0.3%
7	0.4%	0.9%	0.8%	0.5%
8	0.9%	1.4%	1.3%	0.8%
9	1.3%	2.0%	1.9%	1.1%
10	1.6%	2.7%	2.5%	1.4%
11	2.2%	3.4%	3.2%	1.6%
12	2.8%	3.8%	3.7%
13	3.3%	4.6%	4.4%
14	4.1%	5.1%	5.1%
15	4.6%	5.7%	5.9%
16	5.3%	6.3%	6.6%
17	5.7%	6.9%	7.3%
18	6.1%	7.5%	7.9%
19	6.6%	8.0%	8.5%
20	6.9%	8.6%	9.0%
21	7.3%	9.0%	9.4%
22	7.6%	9.4%	9.7%
23	7.9%	9.9%
24	8.3%	10.4%
25	8.7%	10.8%
26	9.2%	11.3%
27	9.6%	11.6%
28	10.1%	12.1%
29	10.4%	12.3%
30	10.6%	12.7%
31	10.9%	12.9%
32	11.1%	13.1%
33	11.4%	13.2%
34	11.5%	13.3%
35	11.7%	13.4%
36	11.9%
37	12.1%
38	12.3%
39	12.4%
40	12.7%
41	12.8%
42	13.0%
43	13.1%
44	13.1%
45	13.2%

Net Cumulative Lifetime Charge-off Rates by Booking Year

All Standard Program Loans - Term: 60 Months Grade: A

Mo #	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.0%	0.0%	0.0%
6	0.0%	0.0%	0.0%	0.0%
7	0.0%	0.0%	1.1%	0.0%
8	0.3%	0.0%	1.1%	0.2%
9	0.3%	0.0%	1.1%	0.2%
10	0.3%	0.0%	1.1%	0.3%
11	0.6%	0.0%	1.1%	0.5%
12	0.9%	0.0%	1.1%
13	1.3%	0.6%	1.1%
14	1.3%	0.6%	1.1%
15	1.5%	0.6%	1.4%
16	1.5%	0.6%	1.4%
17	1.7%	0.6%	1.4%
18	1.9%	0.6%	1.4%
19	1.9%	0.6%	1.4%
20	1.9%	1.2%	2.0%
21	1.9%	1.7%	2.0%
22	1.9%	1.7%	2.0%
23	2.1%	2.2%
24	2.1%	2.2%
25	2.1%	2.2%
26	2.1%	2.7%
27	2.1%	2.9%
28	2.1%	2.9%
29	2.4%	2.9%
30	2.4%	3.2%
31	2.4%	3.7%
32	2.5%	3.7%
33	2.5%	3.7%
34	2.5%	3.7%
35	2.5%	3.7%
36	2.7%
37	2.7%
38	2.7%
39	2.8%
40	2.9%
41	2.9%
42	2.9%
43	3.5%
44	3.5%
45	3.5%

Net Cumulative Lifetime Charge-off Rates by Booking Year

All Standard Program Loans - Term: 60 Months Grade: B

Mo #	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.0%	0.1%	0.0%
6	0.0%	0.2%	0.2%	0.1%
7	0.1%	0.4%	0.4%	0.2%
8	0.5%	0.6%	0.6%	0.4%
9	1.0%	1.0%	1.1%	0.6%
10	1.4%	1.4%	1.4%	0.7%
11	1.8%	1.7%	1.8%	0.8%
12	2.4%	1.9%	2.1%
13	2.7%	2.2%	2.4%
14	3.1%	2.5%	2.8%
15	3.4%	2.9%	3.2%
16	3.7%	3.2%	3.4%
17	4.2%	3.7%	3.7%
18	4.7%	3.9%	4.0%
19	5.3%	3.9%	4.2%
20	5.5%	4.2%	4.6%
21	5.7%	4.4%	4.8%
22	6.2%	4.7%	5.0%
23	6.3%	5.3%
24	6.5%	5.6%
25	6.9%	5.8%
26	7.4%	6.4%
27	7.6%	6.6%
28	7.6%	6.8%
29	7.8%	7.0%
30	8.3%	7.3%
31	8.6%	7.5%
32	8.7%	7.6%
33	8.9%	7.7%
34	8.9%	7.8%
35	8.9%	7.8%
36	9.2%
37	9.3%
38	9.5%
39	9.7%
40	9.9%
41	10.0%
42	10.2%
43	10.2%
44	10.3%
45	10.3%

Net Cumulative Lifetime Charge-off Rates by Booking Year

All Standard Program Loans - Term: 60 Months Grade: C

Mo #	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.3%	0.1%	0.1%
6	0.0%	0.9%	0.3%	0.2%
7	0.2%	1.3%	0.6%	0.3%
8	0.8%	1.6%	1.0%	0.5%
9	1.0%	2.3%	1.4%	0.7%
10	1.3%	3.0%	1.9%	0.9%
11	2.2%	3.4%	2.5%	1.1%
12	2.7%	3.8%	2.8%
13	3.2%	4.3%	3.2%
14	3.8%	4.8%	3.6%
15	4.4%	5.4%	4.3%
16	5.1%	5.7%	4.8%
17	5.4%	6.1%	5.3%
18	5.7%	6.7%	6.0%
19	6.0%	6.8%	6.3%
20	6.2%	7.2%	6.8%
21	6.6%	7.5%	6.9%
22	7.0%	7.9%	7.0%
23	7.2%	8.2%
24	7.4%	8.8%
25	8.0%	9.3%
26	8.5%	9.6%
27	8.9%	10.0%
28	9.2%	10.4%
29	9.5%	10.8%
30	9.7%	11.1%
31	9.8%	11.4%
32	9.9%	11.4%
33	10.0%	11.6%
34	10.1%	11.6%
35	10.4%	11.7%
36	10.7%
37	11.0%
38	11.2%
39	11.3%
40	11.3%
41	11.4%
42	11.5%
43	11.6%
44	11.6%
45	11.6%

Net Cumulative Lifetime Charge-off Rates by Booking Year

All Standard Program Loans - Term: 60 Months Grade: D

Mo #	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.1%	0.1%	0.0%
6	0.4%	0.4%	0.4%	0.3%
7	0.8%	1.0%	0.9%	0.5%
8	1.4%	1.6%	1.6%	0.7%
9	1.9%	2.3%	2.3%	1.0%
10	2.5%	3.2%	3.0%	1.2%
11	3.0%	4.2%	3.7%	1.3%
12	3.6%	4.6%	4.2%
13	4.5%	5.3%	5.2%
14	5.1%	5.9%	5.9%
15	5.6%	6.5%	6.6%
16	6.6%	7.3%	7.6%
17	7.1%	8.1%	8.5%
18	7.3%	8.8%	9.2%
19	7.6%	9.7%	9.8%
20	7.9%	10.2%	10.5%
21	8.4%	10.6%	10.7%
22	8.6%	11.0%	11.0%
23	8.8%	11.5%
24	9.5%	11.9%
25	9.5%	12.5%
26	10.0%	13.0%
27	10.3%	13.2%
28	11.0%	13.7%
29	11.2%	14.0%
30	11.4%	14.5%
31	11.7%	14.7%
32	12.0%	15.0%
33	12.2%	15.1%
34	12.4%	15.3%
35	12.4%	15.3%
36	12.5%
37	12.7%
38	12.8%
39	12.8%
40	13.0%
41	13.0%
42	13.3%
43	13.4%
44	13.4%
45	13.6%

Net Cumulative Lifetime Charge-off Rates by Booking Year

All Standard Program Loans - Term: 60 Months Grade: E

Mo #	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.6%	0.1%	0.1%
6	0.0%	0.7%	0.3%	0.4%
7	0.7%	1.3%	0.6%	0.6%
8	1.4%	1.7%	1.3%	1.0%
9	1.4%	2.6%	2.0%	1.5%
10	1.4%	3.1%	2.5%	1.9%
11	2.1%	3.9%	3.0%	2.1%
12	3.0%	4.5%	3.7%
13	3.7%	5.4%	4.6%
14	5.1%	5.6%	5.4%
15	5.8%	6.6%	6.4%
16	7.1%	7.3%	7.2%
17	7.4%	8.0%	8.0%
18	7.9%	8.8%	8.7%
19	8.5%	9.5%	9.6%
20	8.9%	10.3%	10.2%
21	9.5%	10.7%	10.7%
22	9.6%	11.2%	11.1%
23	10.2%	11.8%
24	11.0%	12.4%
25	11.6%	12.9%
26	12.1%	13.3%
27	12.8%	13.7%
28	13.5%	14.3%
29	13.9%	14.5%
30	14.1%	14.7%
31	14.3%	15.1%
32	14.5%	15.1%
33	14.8%	15.3%
34	15.0%	15.5%
35	15.5%	15.6%
36	15.6%
37	15.7%
38	16.2%
39	16.2%
40	16.6%
41	16.9%
42	17.2%
43	17.4%
44	17.4%
45	17.4%

Net Cumulative Lifetime Charge-off Rates by Booking Year

All Standard Program Loans - Term: 60 Months Grade: F+G

Mo #	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.1%	0.0%
5	0.1%	0.2%	0.4%	0.2%
6	0.8%	0.2%	0.7%	0.5%
7	0.8%	0.7%	1.4%	1.1%
8	0.8%	1.5%	2.1%	1.8%
9	1.6%	2.3%	2.8%	2.5%
10	2.4%	3.4%	3.9%	3.2%
11	2.4%	4.7%	4.8%	3.7%
12	3.0%	5.5%	5.4%
13	3.4%	7.1%	6.6%
14	5.1%	8.1%	7.7%
15	6.0%	8.9%	8.9%
16	6.4%	9.7%	9.9%
17	6.5%	10.7%	10.6%
18	7.2%	12.0%	11.2%
19	7.8%	12.9%	11.9%
20	8.7%	13.7%	12.5%
21	9.4%	14.9%	13.2%
22	10.0%	15.4%	13.7%
23	10.7%	15.7%
24	10.8%	16.6%
25	11.5%	16.7%
26	11.9%	17.5%
27	12.8%	18.2%
28	13.9%	18.7%
29	14.4%	19.0%
30	14.9%	19.3%
31	15.2%	19.5%
32	15.9%	19.7%
33	16.6%	19.9%
34	16.9%	20.1%
35	17.0%	20.3%
36	17.3%
37	17.7%
38	18.1%
39	18.4%
40	18.9%
41	18.9%
42	19.2%
43	19.3%
44	19.5%
45	19.6%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, please refer to Note 16—Commitments and Contingencies—Legal of the Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

In addition, you should consider the following:

RISKS RELATING TO LC AND THE LC PLATFORM

We have incurred substantial debt and may issue debt securities or otherwise incur substantial debt, to complete acquisitions, which may adversely affect our leverage and financial condition and thus negatively impact our operations.

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

In the future, we may incur additional substantial debt to complete acquisitions. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenue after an acquisition is insufficient to repay debt obligations;

•	acceleration of obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach any covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	diverting a substantial portion of cash flow to pay principal and interest on such debt, which would reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes; and

•	creating potential limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

any of which could adversely affect our operations or financial condition.

The increased scrutiny of third-party medical financing by governmental agencies may lead to increased regulatory burdens on Springstone and adversely affect our condensed consolidated financial statements.

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

Springstone, through its banking partners, provides financing options for elective medical procedures. In June 2014, Springstone received a civil investigative demand from the CFPB for documents and other tangible things related to its programs that provide healthcare financing. If Springstone’s practices are ultimately found to be deficient, resulting in fines, penalties or increased burdens on Springstone’s activities, our consolidated operating costs could increase. Additionally, such regulatory inquiries or actions could damage Springstone’s and our reputations and limit Springstones’ ability to conduct operations, which could adversely impact our condensed consolidated financial statements.

The adoption of any law, rule or regulation affecting this industry may increase Springstone’s administrative costs, modify its practices to comply with applicable requirements, and reduce its ability to participate competitively, which could have a material adverse effect on our consolidated revenue or results of operations

RISKS RELATING TO THE NOTES AND THE CORRESPONDING LOANS ON WHICH THE NOTES ARE DEPENDENT

We have incurred net losses in the past. If we become insolvent or bankrupt, you may lose your investment.

As of June 30, 2014, our accumulated deficit was $66.8 million and our total stockholders’ equity was $137.1 million. Our net loss for the three and six months ended June 30, 2014 was $9.2 million and $16.5 million, respectively. Our net income for both the three and six months ended June 30, 2013 was $1.7 million. We believe we will generate positive net income in the future. However, if our assumptions regarding our growth and operating plan are incorrect, we may need to slow our investment spending and/or find new funding to continue to operate our business. We believe that such funding would be available to us on terms that we would find acceptable. Any delay in securing, or failing to secure, any necessary funding could result in delays and operational slowdowns that could adversely affect the regularity of our processing payments, the cash flows on your investment and ultimately the value of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have no publicly traded equity securities. At July 31, 2014, there were 236 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.

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

Dated: August 14, 2014

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