Form 10-K/A
period 2013-12-31
LendingClub Corp
filed 2014-08-20
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”) originally filed on March 31, 2014 (the “Original Filing”) by LendingClub Corporation, a Delaware corporation (“Lending Club”, the “Company” or “we”).

We are filing this Amendment to:

•	Update the Summary Compensation Table required by Part III, Item 11 — Executive Compensation to (1) add the compensation information for the Company’s fiscal year from April 1, 2011 to March 31, 2012, (2) correct errors in the amounts disclosed for the value of options granted to the named executive officers in the Company’s annual report for the nine month period ended December 31, 2012 and (3) make minor adjustments to bonus amounts paid;

•	Update the beneficial ownership information required by Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters to reflect information as of June 30, 2014; and

•	Revise the related party transaction information in Item 13 — Certain Relationships and Related Transactions, and Director Independence to (1) provide individualized disclosure for each related person whose transaction amounts exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and (2) state that the purchases made by related parties were conducted on terms and conditions that were not more favorable than those obtained by investors not related to LendingClub.

In addition, we are filing the following exhibits:

•	31.3 Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

•	31.4 Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Except as described above, no other changes have been made to the Original Filing. We have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

LENDINGCLUB CORPORATION AND SUBSIDIARIES

AMENDMENT NO. 1 TO

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2013

PART III

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation earned during the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012, by each of our named executive officers:

Name and Principal Position	Year		Salary ($)	Bonus ($)	Option awards ($)(1)	All Other Annual Compensation ($)	Total ($)
Renaud Laplanche	2013		314,583	203,625	—	—	518,208
Chief Executive Officer (3)	2012	(2)	216,667	168,750	813,738	—	1,199,155
	2012	(6)	250,000	100,000	—	—	350,000

Carrie Dolan	2013		314,583	152,266	—	—	466,849
Chief Financial Officer (4)	2012	(2)	220,833	103,125	325,495	—	649,453
	2012	(6)	275,000	87,500	—	—	362,500

Scott Sanborn	2013		314,583	162,516	—	—	477,099
Chief Operating Officer (5)	2012	(2)	220,833	105,750	406,869	—	733,452
	2012	(6)	275,000	90,000	—	—	365,000

(1)	Calculated in accordance with Financial Accounting Standards Board ASC 718 using a Black-Scholes model for options granted to purchase shares of our common stock. The key assumptions used in our stock option valuation calculation are discussed in Note 10 – Stock-Based Compensation and Other Employee Benefits Plans of our consolidated financial statements.
(2)	Refers to the Transition period April 1, 2012 to December 31, 2012.
(3)	Mr. Laplanche received awards of 1,000,000 stock options in the nine months ended December 31, 2012 with an exercise price of $1.39 per share, which are subject to the terms and conditions of our 2007 plan, as set forth below.
(4)	Ms. Dolan joined LC on August 16, 2010 as our Chief Financial Officer. Ms. Dolan received awards of 400,000 stock options in the nine months ended December 31, 2012 with an exercise price of $1.39 per share, which are subject to the terms and conditions of our 2007 plan, as set forth below.
(5)	Mr. Sanborn joined LC on May 24, 2010 as our Chief Marketing Officer and was promoted to Chief Operating Officer in April 2013. Mr. Sanborn received awards of 500,000 stock options in the nine months ended December 31, 2012 with an exercise price of $1.39 per share, which are subject to the terms and conditions of our 2007 plan, as set forth below.
(6)	Refers to the Company’s fiscal year from April 1, 2011 to March 31, 2012.

On April 15, 2014, the Board of Directors approved a 2 for 1 stock split in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. All share and per share data presented in this Amendment has been adjusted to reflect this stock split.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2014, by:

•	each of our directors;

•	each of our named executive officers;

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; and

•	all of our directors and executive officers as a group.

On April 15, 2014, the Board of Directors approved a 2 for 1 stock split in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. All share and per share data presented in this Amendment to Annual Report on Form 10-K/A has been adjusted to reflect this stock split.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after June 30, 2014. Except as otherwise indicated in the footnotes to the table below, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 154,189,702 shares of common stock outstanding as of June 30, 2014, assuming the conversion of all of our outstanding convertible preferred stock.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of capital stock subject to options and warrants held by that person that are exercisable or exercisable within 60 days of June 30, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners are in care of Lending Club, 71 Stevenson St., Suite 300, San Francisco, CA 94105.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Directors and Executive Officers
Jeffrey Crowe (1)	25,411,010	16.5
Daniel Ciporin (2)	500,340	*
Rebecca Lynn (3)	14,245,752	9.2
Renaud Laplanche (4)	8,784,581	5.6
Mary Meeker (5)	7,142,856	4.6
Scott Sanborn (6)	1,223,258	*
Carrie Dolan (7)	1,180,133	*
John Mack (8)	1,160,216	*
Chaomei Chen (9)	555,412	*
Lawrence Summers (10)	666,212	*
John MacIlwaine (11)	171,034	*
John C. Morris (12)	103,124	*

All executive officers and directors as a group	61,143,928	39.5

(1)	Includes 25,176,268 shares of convertible preferred stock and warrants exercisable for 234,742 shares of Series A preferred stock held by Norwest Venture Partners X, L.P. Mr. Crowe is a General Partner with Norwest Venture Partners, which is affiliated with Norwest Venture Partners X, L.P., and disclaims ownership of such shares held by Norwest Venture Partners X, L.P. except to the extent of his pecuniary interest therein.
(2)	Includes: 19,136 shares of common stock and 481,204 shares of convertible preferred stock held by Mr. Ciporin.
(3)	Includes 14,245,752 shares of convertible preferred stock held by Morgenthaler Venture Partners IX, L.P. Ms. Lynn is a Partner of Morgenthaler Ventures, an affiliate of Morgenthaler Venture Partners IX, L.P. Ms. Lynn disclaims beneficial ownership of such shares held by Morgenthaler Ventures, an affiliate of Morgenthaler Venture Partners IX, L.P. except to the extent of her pecuniary interest therein.
(4)	Includes 5,707,081 shares of common stock and 3,077,500 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.
(5)	Includes 1,809,870 shares of common stock and 5,332,986 shares of convertible preferred stock held by KPCB Holdings, Inc., as nominee. The shares are held for convenience in the name of “KPCB Holdings, Inc., as nominee” for the account of KPCB Digital Growth Fund, LLC and KPCB DGF Founders Fund, LLC (the “Funds”). Ms. Meeker is a managing member of KPCB DGF Associates, LLC, the managing member of the Funds. Ms. Meeker disclaims beneficial ownership of such shares held by KPCB Holdings, Inc., as nominee, and the Funds, except to the extent of her pecuniary interest therein.
(6)	Includes 890,280 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.
(7)	Includes 320,815 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.
(8)	Includes 714,286 shares of convertible preferred stock and 445,930 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.
(9)	Includes 275,600 shares that are deemed beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.
(10)	Includes 333,106 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.
(11)	Includes 171,034 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.
(12)	Includes 103,124 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders
Norwest Venture Partners X, L.P. (1)	25,411,010	16.5
Canaan VII, L.P. (2)	24,525,256	15.9
Foundation Capital VI, L.P. (3)	19,683,576	12.8
Morgenthaler Venture Partners IX, L.P. (4)	14,245,752	9.2
Renaud Laplanche (5)	8,784,581	5.6

All 5% Stockholders as a group	92,650,175	60.0

(1)	Includes 25,176,268 shares of convertible preferred stock and warrants exercisable for 234,742 shares of Series A preferred stock held by Norwest Venture Partners X, L.P. The general partner of Norwest Venture Partners X, L.P. is Genesis VC Partners X LLC. The managing members of Genesis VC Partners X, LLC are Promod Haque and George Still. Each of these individuals exercises shared voting and investment power over the shares held of record by Norwest Venture Partners X, L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Norwest Venture Partners X, L.P. is 525 University Avenue, Suite 800, Palo Alto, CA 94301-1922.
(2)	Includes: 24,290,514 shares of convertible preferred stock and warrants exercisable for 234,742 shares of Series A preferred stock held by Canaan VII, L.P. The general partner of Canaan VII, L.P. is Canaan Partners VII LLC. The managers of Canaan Partners VII LLC are Brenton K. Ahrens, John V. Balen, Wende S. Hutton, Maha S. Ibrahim, Deepak Kamra, Gregory Kopchinsky, Seth A. Rudnick, Guy M. Russo and Eric A. Young. Each of these individuals exercises shared voting and investment power over the shares held of record by Canaan VII LP and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Canaan VII, L.P. is 285 Riverside Avenue, Suite 250, Westport, CT 06880.
(3)	Includes 214,820 shares of preferred stock and 2,684 shares of common stock held by Foundation Capital VI Principals Fund, LLC and 19,225,900 shares of convertible preferred stock and 240,172 common stock held by Foundation Capital VI, L.P. William B. Elmore, Adam Grosser, Paul R. Holland, Paul G. Koontz, Michael N. Schuh, Warren M. Weiss, Richard A. Redelfs, Ashmeet S. Sidana, and Charles P. Moldow are Managers of Foundation Capital Management Co. VI, LLC (“FCM6”), which serves as the sole manager of Foundation Capital VI, L.P. (“FC6”) and Foundation Capital VI Principals Fund, LLC (“FC6P”). FCM6 exercises sole voting and investment power over the shares owned by FC6 and FC6P. As managers of FCM6, Messrs. Elmore, Grosser, Holland, Koontz, Schuh, Weiss, Redelfs, Sidana, and Moldow are deemed to share voting and investment powers over the shares held by FC6 and FC6P. Each member of the group disclaims beneficial ownership of the reported securities except to the extent of their pecuniary interest therein.
(4)	Includes 14,245,752 shares of convertible preferred stock held by Morgenthaler Venture Partners IX, L.P. The general partner of Morgenthaler Venture Partners IX, L.P. is Morgenthaler Management Partners IX, LLC. The managing members of Morgenthaler Management Partners IX, LLC are Robert C. Bellas, James W. Broderick, Ralph E. Christoffersen, Rebecca Lynn, Gary J. Morgenthaler, Theodore A. Laufik, Gary R. Little, Robert D. Pavey and Henry A. Plain. Each of these individuals exercises shared voting and investment power over the shares held of record by Morgenthaler Venture Partners IX, L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Morgenthaler Venture Partners IX, L.P. is 2710 Sand Hill Road, Suite 100, Menlo Park, CA 94025.
(5)	Includes 5,707,081 shares of common stock and 3,077,500 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.

The following table sets forth information, as of June 30, 2014, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Lending Club 2007 Stock Incentive Plan, as amended	27,401,307	(1)	$4.80	2,335,498	(2)

All stockholder approved plans	27,401,307		$4.80	2,335,498

Equity compensation plans not approved by stockholders:
None	—			—

All non-stockholder approved plans	—			—

Total	27,401,307		$4.80	2,335,498

(1)	Represents shares of common stock underlying options granted under our Amended 2007 Stock Incentive Plan.
(2)	Represents shares of common stock authorized for issuance under our Amended 2007 Stock Incentive Plan.

During the six months ended June 30, 2014, stockholders approved 6,257,372 additional options for future issuance under the 2007 Stock Incentive Plan.

On April 15, 2014, the Board of Directors approved a 2 for 1 stock split in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. All share and per share data presented in this Amendment to Annual Report on Form 10-K/A has been adjusted to reflect this stock split.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our executive officers, directors and certain affiliates, have opened investor accounts with LC and have made deposits to and withdrawals from their accounts, and funded portions of borrowers’ loan requests from time to time in the past via purchases of Notes and Certificates, and may do so in the future.

Several of our executive officers and directors (including immediate family members) have opened investor accounts with LC, made deposits and withdrawals to their accounts and funded portions of Loans via purchases of Notes and Certificates. All Note and Certificate purchases made by related parties were conducted on terms and conditions that were not more favorable than those obtained by investors not related to LendingClub.

The following table summarizes deposits and withdrawals made by related parties for the year ended December 31, 2013 and the nine months ended December 31, 2012.

		Year Ended December 31, 2013
$ in thousands Related Party	Role	Deposits	Withdrawals
Daniel Ciporin	Director	$600	$128
Jeffrey Crowe	Director	800	444
John Mack	Director	405	618
Larry Summers	Director	531	—

Total		$2,336	$1,190

		Nine Months Ended December 31, 2012
$ in thousands Related Party	Role	Deposits	Withdrawals
Daniel Ciporin	Director	$500	$130
Jeffrey Crowe	Director	150	—
John Mack	Director	530	452

Total		$1,180	$582

The following table summarizes deposits and withdrawals made by related parties for the six months ended June 30, 2014 and 2013.

		Six Months Ended June 30, 2014
$ in thousands Related Party	Role	Deposits	Withdrawals
Daniel Ciporin	Director	500	41
John Mack	Director	450	69
Larry Summers	Director	$200	$—

Total		$1,150	$110

		Six Months Ended June 30, 2013
$ in thousands Related Party	Role	Deposits	Withdrawals
Daniel Ciporin	Director	$600	$51
Jeffrey Crowe	Director	400	—
John Mack	Director	5	144
Larry Summers	Director	363	—

Total		$1,368	$195

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2014

LENDINGCLUB CORPORATION

By:	/s/ RENAUD LAPLANCHE
Renaud Laplanche Chief Executive Officer

Exhibit Index

Exhibit Number	Description

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002