Form 10-K/A
period 2013-12-31
LendingClub Corp
filed 2014-10-20
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of July 31, 2014, there were 59,407,754 shares of the registrant’s common stock outstanding.

Explanatory Note

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”) originally filed on March 31, 2014 (the “Original Filing”) by LendingClub Corporation, a Delaware corporation (“Lending Club”, the “Company” or “we”). On August 20, 2014, we filed Amendment No. 1 to the Original 10-K (the “Prior Amendment”).We are filing this Amendment to provide the complete text of each item of the Initial Filing that was amended by the Prior Amendment.

This Amendment should be read in conjunction with the Original 10-K, the Prior Amendment and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on March 31, 2014. The Original 10-K has not been amended or updated to reflect events occurring after March 31, 2014, except as specifically set forth in the Prior Amendment and this Amendment.

i

LENDINGCLUB CORPORATION AND SUBSIDIARIES

AMENDMENT NO. 2 TO

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2013

ii

PART III

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation earned during the year ended December 31, 2013, the nine months ended December 31, 2012 and the year ended March 31, 2012, by each of our named executive officers:

						All Other
						Annual
					Option	Compensation
Name and Principal Position	Year		Salary ($)	Bonus ($)	awards ($)(1)	($)	Total ($)
Renaud Laplanche	2013		314,583	203,625	—	—	518,208
Chief Executive Officer (3)	2012	(2)	216,667	168,750	813,738	—	1,199,155
	2012	(6)	250,000	100,000	—	—	350,000
Carrie Dolan	2013		314,583	152,266	—	—	466,849
Chief Financial Officer (4)	2012	(2)	220,833	103,125	325,495	—	649,453
	2012	(6)	275,000	87,500	—	—	362,500
Scott Sanborn	2013		314,583	162,516	—	—	477,099
Chief Operating Officer (5)	2012	(2)	220,833	105,750	406,869	—	733,452
	2012	(6)	275,000	90,000	—	—	365,000

(1)	Calculated in accordance with Financial Accounting Standards Board ASC 718 using a Black-Scholes model for options granted to purchase shares of our common stock. The key assumptions used in our stock option valuation calculation are discussed in Note 10 – Stock-Based Compensation and Other Employee Benefits Plans of our consolidated financial statements.
(2)	Refers to the Transition period April 1, 2012 to December 31, 2012.
(3)	Mr. Laplanche received awards of 2,000,000 stock options in the nine months ended December 31, 2012 with an exercise price of $0.70 per share, which are subject to the terms and conditions of our 2007 plan, as set forth below.
(4)	Ms. Dolan joined LC on August 16, 2010 as our Chief Financial Officer. Ms. Dolan received awards of 800,000 stock options in the nine months ended December 31, 2012 with an exercise price of $0.70 per share, which are subject to the terms and conditions of our 2007 plan, as set forth below.
(5)	Mr. Sanborn joined LC on May 24, 2010 as our Chief Marketing Officer and was promoted to Chief Operating Officer in April 2013. Mr. Sanborn received awards of 1,000,000 stock options in the nine months ended December 31, 2012 with an exercise price of $0.70 per share, which are subject to the terms and conditions of our 2007 plan, as set forth below.
(6)	Refers to the Company’s fiscal year from April 1, 2011 to March 31, 2012.

On April 15, 2014, the Board of Directors approved a 2 for 1 stock split in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock and on September 5, 2014, the Board of Directors approved another 2 for 1 stock split in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. All share and per share data presented in this Amendment No. 2 to Annual Report on Form 10-K/A has been adjusted to reflect these stock splits.

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

			Exercisable (#)	Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Name and Principal Position	Grant Date
Renaud Laplanche	10/16/2012	(1)	500,000	1,500,000	0.70	10/16/2022
	5/28/2010	(2)	4,620,000	660,000	0.10	5/28/2020
Carrie Dolan	10/16/2012	(1)	121,064	600,000	0.70	10/16/2022
	2/23/2011	(3)	166,640	499,928	0.10	2/23/2021
Scott Sanborn	10/16/2012	(1)	250,000	750,000	0.70	10/16/2022
	5/28/2010	(4)	967,120	399,940	0.10	5/28/2020

(1)	25% of these options vest over the first four quarters beginning January 1, 2013, with the remainder vesting ratably over the following 12 calendar quarters.
(2)	25% of these options vested on April 1, 2011, with the remainder vesting ratably over the following 12 calendar quarters.
(3)	25% of these options vested on August 16, 2011, with the remainder vesting ratably over the following 12 calendar quarters.
(4)	25% of these options vested on May 24, 2011, with the remainder vesting ratably over the following 12 calendar quarters.

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

Share Reserve. As of December 31, 2013, an aggregate of 71,439,792 options to purchase our common stock are authorized for issuance under our 2007 plan of which 43,314,728 options are outstanding, 20,368,572 options have been exercised, 16,902,080 options have been cancelled or forfeited, and the remainder of 7,756,492 options are available for grant. Shares of our common stock subject to options and other stock awards that have expired or otherwise terminate under the 2007 plan without having been exercised in full again will become available for grant under the plan. Shares of our common stock issued under the 2007 plan may include previously unissued shares or reacquired shares bought on the market or otherwise.

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

On January 30, 2012, in recognition for Mr. Simon Williams service as a board member during the period from November 1, 2010 to October 31, 2011, the board of directors approved the acceleration of vesting of 25% of the options (299,952 shares) granted to Mr. Williams.

In April 2012, in conjunction with his appointment to the board of directors, Mr. John J. Mack was granted an option to purchase 1,587,492 shares of LC’s common stock at an exercise price of $0.18 per share. These options will vest quarterly, with an initial one year cliff, over a four year period, and will become exercisable in full in the fourth anniversary of the date of the grant, provided that he remains in continuous service as a director through that date.

In December 2012, in conjunction with his appointment to the board of directors, Mr. Larry H. Summers was granted an option to purchase 1,332,424 shares of LC’s common stock at an exercise price of $0.70 per share. These options will vest quarterly, with an initial one year cliff, over a four year period, and will become exercisable in full in the fourth anniversary of the date of the grant, provided that he remains in continuous service as a director through that date.

In February 2013, in conjunction with his appointment to the board of directors, Mr. John C. Morris was granted an option to purchase 660,000 shares of LC’s common stock at an exercise price of $0.70 per share. These options will vest quarterly over a four year period, and will become exercisable in full in the fourth anniversary of the date of the grant, provided that he remains in continuous service as a director through that date.

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

On April 15, 2014, the Board of Directors approved a 2 for 1 stock split in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock and on September 5, 2014, the Board of Directors approved another 2 for 1 stock split in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. All share and per share data presented in this Amendment No. 2 to Annual Report on Form 10-K/A has been adjusted to reflect these stock splits.

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

Percentage ownership calculations are based on 308,379,404 shares of common stock outstanding as of June 30, 2014, assuming the conversion of all of our outstanding convertible preferred stock.

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

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Directors and Executive Officers
Jeffrey Crowe (1)	50,822,020	16.5
Daniel Ciporin (2)	1,000,680	*
Rebecca Lynn (3)	28,491,504	9.2
Renaud Laplanche (4)	17,569,162	5.6
Mary Meeker (5)	14,285,712	4.6
Scott Sanborn (6)	2,446,516	*
Carrie Dolan (7)	2,360,266	*
John Mack (8)	2,320,432	*
Chaomei Chen (9)	1,110,824	*
Lawrence Summers (10)	1,332,424	*
John MacIlwaine (11)	342,068	*
John C. Morris (12)	206,248	*

All executive officers and directors as a group	122,287,856	39.5

(1)	Includes 50,352,536 shares of convertible preferred stock and warrants exercisable for 469,484 shares of Series A preferred stock held by Norwest Venture Partners X, L.P. Mr. Crowe is a General Partner with Norwest Venture Partners, which is affiliated with Norwest Venture Partners X, L.P., and disclaims ownership of such shares held by Norwest Venture Partners X, L.P. except to the extent of his pecuniary interest therein.

(2)	Includes: 38,272 shares of common stock and 962,408 shares of convertible preferred stock held by Mr. Ciporin.
(3)	Includes 28,491,504 shares of convertible preferred stock held by Morgenthaler Venture Partners IX, L.P. Ms. Lynn is a Partner of Morgenthaler Ventures, an affiliate of Morgenthaler Venture Partners IX, L.P. Ms. Lynn disclaims beneficial ownership of such shares held by Morgenthaler Ventures, an affiliate of Morgenthaler Venture Partners IX, L.P. except to the extent of her pecuniary interest therein.
(4)	Includes 11,414,162 shares of common stock and 6,155,000 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.
(5)	Includes 3,619,740 shares of common stock and 10,665,972 shares of convertible preferred stock held by KPCB Holdings, Inc., as nominee. The shares are held for convenience in the name of “KPCB Holdings, Inc., as nominee” for the account of KPCB Digital Growth Fund, LLC and KPCB DGF Founders Fund, LLC (the “Funds”). Ms. Meeker is a managing member of KPCB DGF Associates, LLC, the managing member of the Funds. Ms. Meeker disclaims beneficial ownership of such shares held by KPCB Holdings, Inc., as nominee, and the Funds, except to the extent of her pecuniary interest therein.
(6)	Includes 1,780,560 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.
(7)	Includes 641,630 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.
(8)	Includes 1,428,572 shares of convertible preferred stock and 891,860 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.
(9)	Includes 551,200 shares that are deemed beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.
(10)	Includes 666,212 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.
(11)	Includes 342,068 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.
(12)	Includes 206,248 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders
Norwest Venture Partners X, L.P. (1)	50,822,020	16.5
Canaan VII, L.P. (2)	49,050,512	15.9
Foundation Capital VI, L.P. (3)	39,367,152	12.8
Morgenthaler Venture Partners IX, L.P. (4)	28,491,504	9.2
Renaud Laplanche (5)	17,569,162	5.6

All 5% Stockholders as a group	185,300,350	60.0

(1)	Includes 50,352,536 shares of convertible preferred stock and warrants exercisable for 469,484 shares of Series A preferred stock held by Norwest Venture Partners X, L.P. The general partner of Norwest Venture Partners X, L.P. is Genesis VC Partners X LLC. The managing members of Genesis VC Partners X, LLC are Promod Haque and George Still. Each of these individuals exercises shared voting and investment power over the shares held of record by Norwest Venture Partners X, L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Norwest Venture Partners X, L.P. is 525 University Avenue, Suite 800, Palo Alto, CA 94301-1922.
(2)	Includes: 48,581,028 shares of convertible preferred stock and warrants exercisable for 469,484 shares of Series A preferred stock held by Canaan VII, L.P. The general partner of Canaan VII, L.P. is Canaan Partners VII LLC. The managers of Canaan Partners VII LLC are Brenton K. Ahrens, John V. Balen, Wende S. Hutton, Maha S. Ibrahim, Deepak Kamra, Gregory Kopchinsky, Seth A. Rudnick, Guy M. Russo and Eric A. Young. Each of these individuals exercises shared voting and investment power over the shares held of record by Canaan VII LP and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Canaan VII, L.P. is 285 Riverside Avenue, Suite 250, Westport, CT 06880.
(3)	Includes 429,640 shares of preferred stock and 5,368 shares of common stock held by Foundation Capital VI Principals Fund, LLC and 38,451,800 shares of convertible preferred stock and 480,344 common stock held by Foundation Capital VI, L.P. William B. Elmore, Adam Grosser, Paul R. Holland, Paul G. Koontz, Michael N. Schuh, Warren M. Weiss, Richard A. Redelfs, Ashmeet S. Sidana, and Charles P. Moldow are Managers of Foundation Capital Management Co. VI, LLC (“FCM6”), which serves as the sole manager of Foundation Capital VI, L.P. (“FC6”) and Foundation Capital VI Principals Fund, LLC (“FC6P”). FCM6 exercises sole voting and investment power over the shares owned by FC6 and FC6P. As managers of FCM6, Messrs. Elmore, Grosser, Holland, Koontz, Schuh, Weiss, Redelfs, Sidana, and Moldow are deemed to share voting and investment powers over the shares held by FC6 and FC6P. Each member of the group disclaims beneficial ownership of the reported securities except to the extent of their pecuniary interest therein.

(4)	Includes 28,491,504 shares of convertible preferred stock held by Morgenthaler Venture Partners IX, L.P. The general partner of Morgenthaler Venture Partners IX, L.P. is Morgenthaler Management Partners IX, LLC. The managing members of Morgenthaler Management Partners IX, LLC are Robert C. Bellas, James W. Broderick, Ralph E. Christoffersen, Rebecca Lynn, Gary J. Morgenthaler, Theodore A. Laufik, Gary R. Little, Robert D. Pavey and Henry A. Plain. Each of these individuals exercises shared voting and investment power over the shares held of record by Morgenthaler Venture Partners IX, L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s pecuniary interest therein. The address of Morgenthaler Venture Partners IX, L.P. is 2710 Sand Hill Road, Suite 100, Menlo Park, CA 94025.
(5)	Includes 11,414,162 shares of common stock and 6,155,000 shares that are deemed to be beneficially owned by virtue of the right to acquire shares upon the exercise of outstanding stock options within 60 days from June 30, 2014.

The following table sets forth information, as of June 30, 2014, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Number of
	Number of			securities
	securities		Weighted-	remaining
	to be issued		average	available for
	upon		exercise	issuance
	exercise of		price of	under equity
	outstanding		outstanding	compensation
Plan Category	options		options	plans
Equity compensation plans approved by stockholders:
Lending Club 2007 Stock Incentive Plan, as amended	54,802,614	(1)	$2.40	4,670,996	(2)

All stockholder approved plans	54,802,614		$2.40	4,670,996

Equity compensation plans not approved by stockholders:
None	—			—

All non-stockholder approved plans	—			—

Total	54,802,614		$2.40	4,670,996

(1)	Represents shares of common stock underlying options granted under our Amended 2007 Stock Incentive Plan.
(2)	Represents shares of common stock authorized for issuance under our Amended 2007 Stock Incentive Plan.

During the six months ended June 30, 2014, stockholders approved 12,514,744 additional options for future issuance under the 2007 Stock Incentive Plan.

On April 15, 2014, the Board of Directors approved a 2 for 1 stock split in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock and on September 5, 2014, the Board of Directors approved another 2 for 1 stock split in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. All share and per share data presented in this Amendment No. 2 to Annual Report on Form 10-K/A has been adjusted to reflect these stock splits.

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

		Year Ended
		December 31, 2013
$ in thousands Related Party	Role	Deposits	Withdrawals
Daniel Ciporin	Director	$600	$128
Jeffrey Crowe	Director	800	444
John Mack	Director	405	618
Larry Summers	Director	531	—

Total		$2,336	$1,190

		Nine Months Ended
		December 31, 2012
$ in thousands Related Party	Role	Deposits	Withdrawals
Daniel Ciporin	Director	$500	$130
Jeffrey Crowe	Director	150	—
John Mack	Director	530	452

Total		$1,180	$582

The following table summarizes deposits and withdrawals made by related parties for the six months ended June 30, 2014 and 2013.

		Six Months Ended
		June 30, 2014
$ in thousands Related Party	Role	Deposits	Withdrawals
Daniel Ciporin	Director	$500	$41
John Mack	Director	450	69
Larry Summers	Director	200	—

Total		$1,150	$110

		Six Months Ended
$ in thousands Related Party		June 30, 2013
	Role	Deposits	Withdrawals
Daniel Ciporin	Director	$600	$51
Jeffrey Crowe	Director	400	—
John Mack	Director	5	144
Larry Summers	Director	363	—

Total		$1,368	$195

Financing Arrangements with Significant Stockholders

In the period August 2007 to September 2011, we issued and sold to investors an aggregate of 62,998,696 shares of Series A convertible preferred stock for aggregate consideration of $16.8 million.

In March 2009, we issued 64,145,384 shares of Series B convertible preferred stock for aggregate cash consideration of $12.0 million.

In connection with the convertible note issuances, we also issued warrants to purchase a number of shares of our convertible preferred stock. At March 31, 2012, we have issued warrants to purchase 5,026,404 shares of our Series A convertible preferred stock and 1,496,720 shares of our Series B convertible preferred stock.

In April 2010, we issued 62,486,436 shares of Series C convertible preferred stock for aggregate cash consideration of $24.5 million. In 2011 and 2012, we issued an aggregate of 36,030,712 shares of Series D convertible preferred stock for aggregate cash consideration of $32.0 million. In June 2012 we issued a total of 10,000,000 shares of Series E convertible preferred stock for aggregate cash consideration of $17.5 million.

The participants in these convertible preferred stock financings included the following holders of more than 5% of our voting securities or entities affiliated with them. The following table presents the number of shares issued to these related parties in these financings:

	As of December 31, 2013
Participants	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock
Norwest Venture Partners X, L.P.	27,820,800	12,366,652	10,165,084	—
Canaan VII, L.P. (1)	27,989,808	5,521,860	12,221,724	3,810,044
Morgenthaler Venture Partners IX, L.P.	—	19,150,356	7,654,524	1,686,624
Foundation Capital VI, L.P. (2)	657,276	8,556,108	26,663,264	3,004,792

Total	56,467,884	45,594,976	56,704,596	8,501,460

(1)	Includes 586,320 shares of Series A, 182,764 shares of Series B, 183,324 shares of Series C and 10,000 shares of Series D convertible preferred stock purchased by Daniel T. Ciporin. Mr. Ciporin is a Venture Partner with Canaan Partners, which is affiliated with Canaan VII L.P.
(2)	Includes 7,264 shares of Series A, 94,544 shares of Series B, 294,628 shares of Series C and 33,204 shares of Series D convertible preferred stock purchased by Foundation Capital VI Principals Fund, LLC and 650,012 shares of Series A, 8,461,564 shares of Series B, 26,368,636 shares of Series C and 2,971,588 shares of Series D convertible preferred stock purchased by Foundation Capital VI, L.P.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 17, 2014

LENDINGCLUB CORPORATION

By:	/s/ Renaud Laplanche
Renaud Laplanche
Chief Executive Officer

Exhibit Index

Exhibit Number	Description

31.5	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002