Form 10-Q
period 2014-09-30
LendingClub Corp
filed 2014-11-05
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of September 30, 2014, there were 60,921,190 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Except as the context requires otherwise, as used herein, “Lending Club,” “LC,” the “Company,” “we,” “us,” and “our,” refer to LendingClub Corporation and its wholly owned subsidiaries; Springstone Financial, LLC (“Springstone”) and LC Advisors, LLC, (“LCA”). “Trust” refers to LC Trust I, an independent Delaware business trust that acquires loans through the Lending Club marketplace and holds the loans for the sole benefit of certain investors that purchase certificates issued by the Trust and that are related to the underlying loans.

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

All statements, other than statements of historical facts, included in this Report regarding borrowers, credit scoring, Fair Isaac Corporation (“FICO”) or other credit scores, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to attract potential borrowers to our marketplace;

•	the degree to which potential borrowers apply for, are approved for and actually borrow via a loan;

•	the status of borrowers, the ability of borrowers to repay loans and the plans of borrowers;

•	interest rates and origination fees on loans charged by the issuing bank;

•	our ability to service loans and our ability, or the ability of third-party collection agents, to pursue collection of delinquent and defaulted loans;

•	our ability to retain WebBank and other third-party banking institutions as the issuer of loans facilitated by our marketplace;

•	our ability to attract and retain investors to the marketplace, to our funds, to separately managed accounts (“SMAs”) or to purchase loans;

•	our ability to successfully integrate our recent acquisition of Springstone;

•	our ability to expand the number of providers that use the products provided through Springstone;

•	the available functionality of a secondary market trading program for notes;

•	expected rates of return provided to investors;

•	our financial condition and performance, including our ability to remain cash flow positive;

•	our ability to retain and hire employees and appropriately staff our operations;

•	our ability to prevent security breaches, disruptions in service or comparable events that could compromise the personally identifiable or confidential information held in our data systems, reduce the attractiveness of the marketplace or adversely impact our ability to service loans;

•	our ability to prevent and detect identity theft;

•	our ability to develop and maintain effective internal controls;

•	our compliance with applicable local, state and federal laws, including the Investment Advisors Act of 1940, the Investment Company Act of 1940 and other laws; and

•	our compliance with applicable regulations and regulatory developments regarding our marketplace.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LendingClub Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$82,674	$49,299
Restricted cash	25,221	12,208
Loans at fair value (includes $1,580,656 and $1,158,302 from consolidated Trust at September 30, 2014 and December 31, 2013, respectively)	2,533,671	1,829,042
Accrued interest receivable (includes $13,849 and $10,061 from consolidated Trust at September 30, 2014 and December 31, 2013, respectively)	22,348	15,975
Property, equipment and software, net	23,686	12,595
Intangible assets, net	37,690	—
Goodwill	72,592	—
Other assets	16,521	23,921
Due from related parties	443	355

Total Assets	$2,814,846	$1,943,395

LIABILITIES
Accounts payable	$3,354	$4,524
Accrued interest payable (includes $15,939 and $11,176 from consolidated Trust at September 30, 2014 and December 31, 2013, respectively)	25,723	17,741
Accrued expenses and other liabilities	26,004	9,128
Payable to investors	17,366	3,918
Notes and certificates, at fair value (includes $1,580,656 and $1,158,302 from consolidated Trust at September 30, 2014 and December 31, 2013, respectively)	2,551,640	1,839,990
Term loan	49,219	—

Total Liabilities	2,673,306	1,875,301

Commitments and contingencies (see Note 17)
STOCKHOLDERS’ EQUITY
Preferred stock	$177,300	$103,244
Common stock, $0.01 par value; 372,000,000 and 360,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 60,921,190 and 54,986,640 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	609	138
Additional paid-in capital	37,817	15,041
Accumulated deficit	(74,186)	(50,329)

Total Stockholders’ Equity	141,540	68,094

Total Liabilities and Stockholders’ Equity	$2,814,846	$1,943,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

LendingClub Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenue
Transaction fees	$52,622	$25,239	$133,835	$55,214
Servicing fees	3,053	888	6,301	2,485
Management fees	1,608	869	4,163	2,083
Other revenue (expense)	(745)	409	(438)	4,708

Total operating revenue	56,538	27,405	143,861	64,490

Net interest income (expense):
Total interest income	94,038	51,386	252,298	124,771
Total interest expense	(94,460)	(51,370)	(253,054)	(124,727)

Net interest income (expense)	(422)	16	(756)	44

Fair value adjustments, loans	(33,809)	(15,613)	(84,963)	(37,877)
Fair value adjustments, notes and certificates	33,757	15,607	84,865	37,848

Net interest income (expense) after fair value adjustments	(474)	10	(854)	15

Total net revenue	56,064	27,415	143,007	64,505

Operating expenses:
Sales and marketing	21,001	10,460	60,808	26,577
Origination and servicing	10,167	4,996	26,135	11,044
General and administrative	31,848	9,331	78,862	22,434

Total operating expenses	63,016	24,787	165,805	60,055

Income (loss) before income taxes	(6,952)	2,628	(22,798)	4,450
Income tax expense (benefit)	419	(85)	1,059	—

Net income (loss)	$(7,371)	$2,713	$(23,857)	$4,450

Basic net income (loss) per share attributable to common stockholders	$(0.12)	$—	$(0.41)	$—
Diluted net income (loss) per share attributable to common stockholders	$(0.12)	$—	$(0.41)	$—
Weighted-average shares of common stock used in computing basic net income (loss) per share	59,844,394	53,312,412	57,958,838	50,457,948
Weighted-average shares of common stock used in computing diluted net income (loss) per share	59,844,394	80,001,460	57,958,838	79,153,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

LendingClub Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(23,857)	$4,450
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustments of loans, notes and certificates, net	99	29
Change in loan servicing liability carried at fair value	2,776	731
Change in loan servicing asset carried at fair value	(986)	(153)
Stock-based compensation and warrant expense, net	25,889	3,345
Depreciation and amortization	6,620	907
Loss (gain) on sales of loans at fair value	2,110	(3,862)
Other, net	238	—
Loss on disposal of property, equipment and software	212	—
Purchase of whole loans held for sale	(1,096,592)	(246,571)
Proceeds from sales of whole loans held for sale	1,094,482	250,433
Net change in operating assets and liabilities excluding the effects of the acquisition:
Accrued interest receivable	(6,373)	(7,280)
Other assets	13,184	(153)
Due from related parties	(88)	(197)
Accounts payable	(1,107)	1,120
Accrued interest payable	7,982	7,871
Accrued expenses and other liabilities	10,806	5,532

Net cash provided by operating activities	35,395	16,202

Cash flows from investing activities:
Purchase of loans at fair value	(1,534,276)	(1,115,774)
Principal payments of loans at fair value	739,505	341,256
Proceeds from recoveries and sales of charged-off loans at fair value	5,178	1,180
Payments for business acquisition, net of cash acquired	(109,464)	—
Net change in restricted cash	(11,432)	(1,264)
Purchase of property, equipment and software	(14,989)	(7,736)

Net cash used in investing activities	(925,478)	(782,338)

Cash flows from financing activities:
Net change in payable to investors	12,933	(1,593)
Proceeds from issuance of notes and certificates	1,534,010	1,115,694
Principal payments on notes and certificates	(732,342)	(339,048)
Payments on notes and certificates from recoveries and sales of related charged off loans at fair value	(5,153)	(1,139)
Proceeds from term loan, net of debt discount	49,813	—
Payment for debt issuance costs	(1,192)	—
Principal payment on term loan	(625)	—
Prepaid offering costs	(1,887)	—
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs	64,803	—
Proceeds from stock options exercised	2,997	1,531
Proceeds from exercise of warrants to acquire common stock	101	326

Net cash provided by financing activities	923,458	775,771

Net increase in cash and cash equivalents	33,375	9,635
Cash and cash equivalents, beginning of period	49,299	52,551

Cash and cash equivalents, end of period	$82,674	$62,186

Supplemental disclosure of cash flow information:
Cash paid for interest	$244,531	$116,746
Non-cash investing activity - accruals for property, equipment and software	$1,132	$—
Non-cash financing activitiy - accruals for prepaid offering costs	$1,053	$—
Non-cash financing activitiy - exercise of common stock warrants	$86	$137
Non-cash investing and financing activity - issuance of Series F convertible preferred stock for business acquisition	$2,762	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LENDINGCLUB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, respectively have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

We did not have any items of other comprehensive income (loss) during any of the periods presented in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013, respectively.

In our opinion, all necessary adjustments (including those of a normal recurring nature) have been made for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013.

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

On April 15, 2014, a 2 for 1 equity stock split approved by our Board of Directors became effective, in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. Additionally, another 2 for 1 equity stock split became effective on September 5, 2014, in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. All share and per share data has been adjusted to reflect these stock splits. The par value of each of the outstanding shares remains the same at $0.01.

On April 17, 2014, we acquired all the outstanding limited liability company interests of Springstone. Our condensed consolidated financial statements include Springstone’s results of operations and financial position from this date (see Note 9 – Springstone Acquisition).

2. Summary of Significant Accounting Policies

Our significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these accounting policies during the first nine months of 2014 except for our initial application of the acquisition method in accounting for a business combination, the accounting for intangible assets, including goodwill and the accounting for servicing assets and liabilities, as described below.

Goodwill and Intangible Assets

Goodwill represents the fair value of acquired businesses in excess of the aggregate fair value of the identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Our annual impairment testing date is April 1. We can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit (defined as business for which financial information is available and reviewed regularly by management) exceeds its carrying value. A qualitative assessment may consider macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital, or company specific factors such as market capitalization in excess of net assets, trends in revenue generating activities and merger or acquisition activity.

If we elect to bypass qualitatively assessing goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, management will estimate the fair values of our reporting units and compare them to their carrying values. The estimated fair values of the reporting units will be established using an income approach based on a discounted cash flow model or a market approach which compares each reporting unit to comparable companies in their respective industries.

Intangible assets are amortized over their useful lives in a manner that best reflects their economic benefit. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We do not have any indefinite-lived intangible assets.

Servicing Asset/Liability

We record servicing assets and liabilities at their estimated fair values when we sell whole loans to unrelated third-party whole loan buyers or when the servicing contract commences. The gain or loss on a loan sale is recorded in “Other Revenue” while the component of the gain or loss that is based on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee is recorded as an offset in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Other Assets” and “Accrued Expenses and Other Liabilities,” respectively, on the condensed consolidated balance sheets. Over the life of the loan, changes in the estimated fair value of servicing assets and liabilities are reported in “Servicing Fees” on the condensed consolidated statement of operations in the period in which the changes occur.

We use a discounted cash flow model to estimate the fair value of the loan servicing asset or liability which considers the contractual servicing fee revenue we earn on the loans, estimated market rate servicing fee to service such loans, the current principal balances of the loans and projected servicing revenues over the remaining terms of the loans.

Impact of New Accounting Standards

In May, 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” which provides a single comprehensive revenue recognition model for all contracts with customers. The standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. This ASU is effective for annual reporting periods beginning after December 15, 2016 for public entities. Early adoption is not permitted. We are currently evaluating the impact of the new update on our condensed consolidated financial statements.

In August, 2014, FASB issued ASU 2014-13 “Consolidation (Topic 810)—Measuring the Financial Assets and The Financial Liabilities of a Consolidated Collateralized Financing Entity” to amend the existing standards. This ASU provides an alternative to current fair value measurement guidance to an entity that consolidates a collateralized financing entity (“CFE”) that has elected the fair value option for the financial assets and financial liabilities. If elected, the entity could measure both the financial assets and the financial liabilities of the CFE by using the fair value of the financial assets or financial liabilities, whichever is more observable. The election would effectively eliminate any measurement difference previously reflected in earnings and attributed to the reporting entity in the condensed consolidated statements of operations. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. We are currently evaluating the impact of the new update on our condensed consolidated financial statements.

3. Net Income (Loss) Per Share and Net Income (Loss) Attributable to Common Stockholders

Basic net income (loss) per share (“EPS”) is the amount of net income (loss) available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of net income (loss) available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares to be issued assuming the exercise of stock options, convertible preferred stock and warrants. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive.

We calculate both basic and diluted EPS using the two-class method. The two-class method allocates net income that otherwise would have been available to common shareholders to holders of participating securities. We consider all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. As such, net income allocated to these participating securities, which include participation rights in undistributed earnings (see Note 13 – Stockholders’ Equity), is subtracted from net income to determine total undistributed net income to be allocated to common stockholders. All participating securities are excluded from basic weighted-average common shares outstanding.

The following table details the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(7,371)	$2,713	$(23,857)	$4,450
Less: Net income allocated to participating securities (1)	—	(2,713)	—	(4,450)

Net income (loss) available to common shareholders after required adjustments for the calculation of basic and diluted earnings per common share	$(7,371)	$—	$(23,857)	$—

Basic weighted average common shares outstanding	59,844,394	53,312,412	57,958,838	50,457,948
Weighted average effect of dilutive securities:
Stock Options	—	25,930,812	—	27,170,816
Warrants	—	758,236	—	1,525,148

Diluted weighted average common shares outstanding	59,844,394	80,001,460	57,958,838	79,153,912

Net income (loss) per common share:
Basic	$(0.12)	$—	$(0.41)	$—
Diluted	$(0.12)	$—	$(0.41)	$—

(1)	In a period with net income, both earnings and dividends (if any) are allocated to participating securities. In a period with a net loss, only declared dividends (if any) are allocated to participating securities.

4. Loans, Notes and Certificates, and Loan Servicing Rights

Loans, Notes and Certificates

Our marketplace is where borrowers and investors engage in transactions relating to standard or custom program loans. Standard program loans are unsecured, fixed rate, three or five year personal loans in amounts ranging from $1,000 to $35,000 made to borrowers meeting strict credit criteria, including a FICO score of at least 660. Custom program loans are generally new offerings and loans that do not meet the requirements of the standard program and/or loans with longer maturities that we believe to be attractive to most investors. Currently, custom program loans include small business, education and patient finance loans. Small business loans are unsecured and fixed rate loans in amounts ranging from $15,000 to $100,000, with various maturities between one and five years. Education and patient finance loans are issued in amounts ranging from $499 to $40,000 and various maturities between six and 72 months.

Investors can invest in loans that are offered through our marketplace. We issue notes and the Trust issues certificates.

At September 30, 2014 and December 31, 2013, loans and notes and certificates (in thousands) were:

	Loans		Notes and Certificates
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Aggregate principal balance outstanding	$2,566,477	$1,849,042	$2,584,441	$1,859,982
Fair value adjustments	(32,806)	(20,000)	(32,801)	(19,992)

Fair Value	$2,533,671	$1,829,042	$2,551,640	$1,839,990

Loans facilitated by Springstone are originated, owned and serviced by the issuing banks and are therefore not recorded on our condensed consolidated balance sheet nor are the loans’ cash flows recorded on our condensed consolidated statement of cash flows.

At September 30, 2014, outstanding loans underlying notes and certificates had original maturities between 12 months and 60 months and are paid monthly with fixed interest rates ranging from 5.42% to 29.90% and various maturity dates through September 2019. At December 31, 2013, outstanding loans underlying notes and certificates had original terms of 36 months or 60 months, were paid monthly with fixed interest rates ranging from 5.42% to 26.06% and had various maturity dates through December 2018.

At September 30, 2014, we had 1,304 loans that were 90 days or more past due (which includes non-accrual loans discussed below) or the borrower has filed for bankruptcy or is deceased; these loans had a total outstanding principal balance of $15.2 million, aggregate adverse fair value adjustments totaling $13.8 million and an aggregate fair value of $1.4 million. At December 31, 2013, we had 989 loans that were 90 days or more past due (which includes non-accrual loans discussed below) or the borrower has filed for bankruptcy or is deceased; these loans had a total outstanding principal balance of $10.2 million, aggregate adverse fair value adjustments totaling $9.1 million and an aggregate fair value of $1.1 million.

We place loans on non-accrual status once they are 120 days past due. At September 30, 2014, we had 51 loans that were over 120 days past due and classified as non-accrual loans, which had a total outstanding principal balance of $0.5 million, aggregate adverse fair value adjustments totaling $0.4 million and an aggregate fair value of $0.1 million. At December 31, 2013, we had 111 loans that were over 120 days past due and classified as non-accrual loans, which had a total outstanding principal balance of $1.1 million, aggregate adverse fair value adjustments totaling $0.9 million and an aggregate fair value of $0.2 million.

Loan Servicing Rights

We record servicing assets and liabilities at their estimated fair values when we sell whole loans to unrelated third-party whole loan buyers or when the servicing contract commences.

At September 30, 2014, loans underlying loan servicing rights had a total principal balance of $1.37 billion, original terms between 12 and 60 months and are paid monthly with fixed interest rates ranging from 5.90% to 33.15% and various maturity dates through September, 2019. At December 31, 2013, loans underlying loan servicing rights had a total principal balance of $0.41 billion, original terms between 36 months and 60 months and are paid monthly with fixed interest rates ranging from 6.00% to 26.06% and various maturity dates through December, 2018.

5. Fair Value of Financial Instruments Measured at Fair Value

We use fair value measurements to record fair value adjustments to loans, loan servicing rights, notes and certificates that are recorded at fair value on a recurring basis. The fair values of loans, loan servicing rights, notes and certificates are determined using a discounted cash flow methodology utilizing market participant assumptions as discussed in “Valuation Method” section below.

As our loans and related notes and certificates, and loan servicing rights do not trade in an active market with readily observable prices, we use significant unobservable inputs to measure the fair value of these assets and liabilities. Accordingly, we classify them as Level 3 as follows (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
September 30, 2014
Assets
Loans	$—	$—	$2,533,671	$2,533,671
Servicing asset	—	—	1,520	1,520

Total Assets	$—	$—	$2,535,191	$2,535,191

Liabilities
Notes and certificates	$—	$—	$2,551,640	$2,551,640
Servicing liability	—	—	3,712	3,712

Total Liabilities	$—	$—	$2,555,352	$2,555,352

December 31, 2013
Assets
Loans	$—	$—	$1,829,042	$1,829,042
Servicing asset	—	—	534	534

Total Assets	$—	$—	$1,829,576	$1,829,576

Liabilities
Notes and certificates	$—	$—	$1,839,990	$1,839,990
Servicing liability	—	—	936	936

Total Liabilities	$—	$—	$1,840,926	$1,840,926

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

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements at September 30, 2014 and December 31, 2013:

		September 30, 2014
		Range of Inputs
	Unobservable Input	Minimum	Maximum	Weighted Average
Loans, notes & certificates and servicing asset/liability	Discount rate	5.2%	23.6%	10.6%
Loans, notes & certificates and servicing asset/liability	Net cumulative expected loss	0.3%	21.8%	9.7%
Servicing asset/liability	Market servicing rate (% per annum on loan balance)	0.5%	0.7%	0.5%

		December 31, 2013
		Range of Inputs
	Unobservable Input	Minimum	Maximum	Weighted Average
Loans, notes & certificates and servicing asset/liability	Discount rate	5.9%	15.9%	10.2%
Loans, notes & certificates and servicing asset/liability	Net cumulative expected loss	2.1%	23.7%	10.1%
Servicing asset/liability	Market servicing rate (% per annum on loan balance)	0.4%	0.4%	0.4%

Valuation Method

The valuation technique used for our Level 3 assets and liabilities is described below.

Loans, Notes and Certificates

Discounted cash flow – The discounted cash flow valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.

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

Discount rate – The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loans, notes and certificates. The discount rates for the projected net cash flows of loans are our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of loans. The discount rates for the projected net cash flows of the notes and certificates are our estimates of the rates of return, including risk premiums (if significant) that investors in unsecured consumer credit obligations would require when investing in notes issued by us and certificates issued by the Trust with cash flows dependent on specific grades of loans. Discount rates for existing loans, notes and certificates are adjusted to reflect the time value of money. A risk premium component is implicitly included in the discount rates to reflect the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

Net cumulative expected loss – The net cumulative expected loss is an estimate of the net cumulative principal payments that will not be repaid over the entire life of a loan, note or certificate, expressed as a percentage of the original principal amount of the loan, note or certificate. The estimated net cumulative loss is the sum of the net losses estimated to occur each month of the life of a new loan, note or certificate. Therefore, the total net losses estimated to occur over the remaining maturity of existing loans, notes and certificates are less than the estimated net cumulative losses of comparable new loans, notes and certificates. A given month’s estimated net losses are a function of two variables:

(i)	estimated default rate, which is an estimate of the probability of not collecting the remaining contractual principal amounts owed and,

(ii)	estimated net loss severity, which is the percentage of contractual principal cash flows lost in the event of a default, net of the average net recovery, expected to be received on a defaulted loan, note or certificate.

The majority of fair value adjustments included in earnings is attributable to changes in estimated instrument-specific future credit losses. All fair valuation adjustments were related to Level 3 instruments for the nine months ended September 30, 2014 and 2013. A specific loan that is projected to have higher future default losses than previously estimated has lower expected future cash flows over its remaining life, which reduces its estimated fair value. Conversely, a specific loan that is projected to have lower future default losses than previously estimated has increased expected future cash flows over its remaining life, which increases its fair value. Because the payments to holders of notes and certificates depend on the payments received on loans, a reduction or increase of the expected future payments on loans will decrease or increase the estimated fair values of the related notes and certificates. Expected losses and actual charge-offs on loans are offset to the extent that the loans are financed by notes and certificates that effectively absorb the related loan losses.

Our and the Trust’s obligation to pay principal and interest on any note or certificate, as applicable, is equal to the pro-rata portion of the payments, if any, received on the related loan subject to applicable fees. The gross effective interest rate associated with notes or certificates is the same as the interest rate paid on the underlying loan. At September 30, 2014, the discounted cash flow methodology used to estimate the notes’ and certificates’ fair values uses the same projected net cash flows as their related loans.

The fair value adjustments for loans were largely offset by the fair value adjustments of the notes and certificates due to the member payment dependent design of the notes and certificates and because the principal balances of the loans were very close to the combined principal balances of the notes and certificates.

The following tables present additional information about Level 3 loans, notes and certificates measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 and September 30, 2013 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Loans	Notes and Certificates	Loans	Notes and Certificates
Fair value at June 30,	$2,326,202	$2,336,595	$1,237,468	$1,242,668
Purchases of loans	994,497	—	567,181	—
Issuances of notes and certificates	—	532,034	—	435,489
Whole loan sales	(462,523)	—	(131,669)	—
Principal payments	(288,102)	(280,643)	(140,156)	(139,049)
Recoveries from sale and collection of charged-off loans	(2,594)	(2,589)	(535)	(526)

Carrying value before fair value adjustments	2,567,480	2,585,397	1,532,289	1,538,582
Fair value adjustments, included in earnings	(33,809)	(33,757)	(15,613)	(15,607)

Fair value at September 30,	$2,533,671	$2,551,640	$1,516,676	$1,522,975

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Loans	Notes and Certificates	Loans	Notes and Certificates
Fair value at December 31,	$1,829,042	$1,839,990	$781,215	$785,316
Purchases of loans	2,628,758	—	1,366,207	—
Issuances of notes and certificates	—	1,534,011	—	1,115,694
Whole loan sales	(1,094,482)	—	(250,433)	—
Principal payments	(739,506)	(732,343)	(341,256)	(339,048)
Recoveries from sale and collection of charged-off loans	(5,178)	(5,153)	(1,180)	(1,139)

Carrying value before fair value adjustments	2,618,634	2,636,505	1,554,553	1,560,823
Fair value adjustments, included in earnings	(84,963)	(84,865)	(37,877)	(37,848)

Fair value at September 30,	$2,533,671	$2,551,640	$1,516,676	$1,522,975

Loan Servicing Rights

Discounted cash flow – The discounted cash flow valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of a financial instrument and then discounting those cash flows at a rate of return that results in the fair value amount.

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

Market servicing rate – We estimate adequate servicing compensation rates of what a market participant would earn to service the loans that we sell to, or that are acquired by, third parties. We estimated these market servicing rates based on observable market rates for other loan types in the industry, adjusted for the unique loan attributes that are present in the loans we sell and service (i.e., unsecured fixed rate fully amortizing loans, ACH loan payments, intermediate terms, prime credit grades and sizes) and a market servicing benchmarking analysis performed by an independent valuation firm.

Discount rate – The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. The discount rates for the projected net cash flows of loan servicing rights are our estimates of the rates of return that investors in servicing rights for unsecured consumer credit obligations would require for the various credit grades of the underlying loans. Discount rates for servicing rights on existing loans are adjusted to reflect the time value of money. A risk premium component is implicitly included in the discount rates to reflect the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

Net cumulative expected loss – The net cumulative expected loss is an estimate of the net cumulative principal payments that will not be repaid over the entire life of a loan expressed as a percentage of the original principal amount of the loan. The assumption regarding net cumulative losses reduces the projected balances and expected terms of the loans, which are used to project future servicing revenues. The estimated net cumulative loss is the sum of the net losses estimated to occur each month of the life of a new loan. A given month’s estimated net losses are a function of two variables:

(i)	estimated default rate, which is an estimate of the probability of not collecting the remaining contractual principal amounts owed and,

(ii)	estimated net loss severity, which is the percentage of contractual principal cash flows lost in the event of a default, net of the average net recovery, expected to be received on a defaulted loan.

The following tables present additional information about Level 3 servicing assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 and September 30, 2013 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at June 30,	$1,034	$2,736	$7	$455
Additions	727	1,810	146	374
Changes in fair value due to:
Realization of expected cash flows	(270)	(715)	1	(98)
Changes in market inputs or assumptions used in the valuation model	29	(119)	—

Fair value at September 30,	$1,520	$3,712	$154	$731

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at December 31,	$534	$936	$—	$—
Additions	1,885	3,464	153	899
Changes in fair value due to:
Realization of expected cash flows	(555)	(1,275)	1	(168)
Changes in market inputs or assumptions used in the valuation model	(344)	587	—	—

Fair value at September 30,	$1,520	$3,712	$154	$731

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Changes in the unobservable inputs discussed above may have a significant impact on fair value. Certain of these unobservable inputs will (in isolation) have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input.

For example, increases in the discount rate and net cumulative expected loss rate each will reduce the estimated fair value of loans, notes and certificates. For loan servicing rights, an increase in the discount rate, net cumulative expected loss rate, or market servicing rate will reduce the fair value of the loan servicing rights. When multiple inputs are used within the valuation technique of a loan, loan servicing rights, note or certificate, a change in one input in a certain direction may be offset by an opposite change in another input.

6. Fair Value of Financial Instruments Not Measured at Fair Value on a Recurring Basis

The following are descriptions of the valuation methodologies used for estimating the fair value of financial instruments not recorded at fair value on a recurring basis in the condensed consolidated balance sheet; these financial instruments are carried at historical cost or amortized cost in the condensed consolidated balance sheets.

•	Short-term financial assets: Short-term financial assets include cash and cash equivalents, restricted cash, and accrued interest receivable. These assets are carried at historical cost. The carrying amount approximates fair value due to the short term nature of the financial instruments.

•	Short-term financial liabilities: Short-term financial liabilities include accounts payable, accrued interest payable, and payables to investors. These liabilities are carried at historical cost. The carrying amount approximates fair value due to the short term nature of the financial instruments.

•	Term Loan: Based on the frequent interest reset features of the term loan, we consider the carrying value of the term loan to approximate its fair value as of September 30, 2014.

7. Property, Equipment and Software, net

Property, equipment and software consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Internally developed software	$12,364	$4,188
Computer equipment	7,610	4,019
Leasehold improvements	4,488	2,700
Purchased software	2,829	913
Furniture and fixtures	2,244	836
Construction in progress	126	1,978
Other	—	26

Total property, equipment and software	29,661	14,660
Accumulated depreciation and amortization	(5,975)	(2,065)

Property, equipment and software, net	$23,686	$12,595

Depreciation and amortization expense on property, equipment and software for the three months ended September 30, 2014 and 2013 was $1.8 million and $0.3 million, respectively. Depreciation and amortization expense on property, equipment and software for the nine months ended September 30, 2014 and 2013 was $4.1 million and $0.9 million, respectively.

8. Other Assets

Other assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Prepaid expenses	$3,777	$3,546
Prepaid compensation	2,988	—
Prepaid offering cost	2,940	—
Accounts receivable	2,538	439
Loan servicing assets at fair value	1,520	534
Debt issuance costs, net	993	—
Receivable from investors	740	18,116
Deposits	354	193
Tenant improvement receivable	—	504
Other	671	589

Total other assets	$16,521	$23,921

9. Springstone Acquisition

On April 17, 2014, we acquired all of the outstanding limited liability company interests of Springstone (the “Acquisition”). As a result of the closing of the Acquisition, Springstone became our wholly owned subsidiary.

Springstone facilitates education and patient finance loans through a network of providers utilizing two issuing banks. Each of Springstone’s issuing banks originates, holds and services the loans they issue. Springstone earns fee revenue from providers for facilitating loans to their customers. The acquisition of Springstone expands the services we offer to both borrowers and will expand services we offer to lenders/investors. We have included the financial results of Springstone in the condensed consolidated financial statements from the date of acquisition.

Under the terms of the purchase agreement, the sellers received at the closing an aggregate of $113 million in cash and $25 million worth of shares of our Series F convertible preferred stock. In connection with the acquisition, we also paid $2.4 million for transaction costs incurred by Springstone. For accounting purposes, the purchase price was $111.8 million, which was comprised of $109.0 million in cash and shares of Series F convertible preferred stock with an aggregate value of $2.8 million. To secure the retention of certain key employees, a total of $25.6 million comprised of $22.1 million of shares of Series F convertible preferred stock (“Escrow Shares”) and $3.5 million of cash were placed in a third-party escrow, and are subject to certain vesting and forfeiture conditions applicable to these employees continuing employment over a three-year period from the closing. These amounts will be accounted for as a compensation arrangement and expensed over the three-year vesting period. Additionally, $19.0 million of the cash consideration and certain Escrow Shares were placed in a third-party escrow for 15 months from the closing date to secure, in part, the indemnification obligations of the sellers under the purchase agreement.

The cash portion of the consideration was funded by a combination of cash from us and proceeds from a debt financing and Series F convertible preferred stock financing (see Note 12 – Term Loan and Note 13 – Stockholders’ Equity).

We have completed the allocation of the purchase price to acquired assets and liabilities with the exception of finalizing the determination of certain contingent liabilities and the finalization of any deferred tax asset or liability as of the acquisition date. The preliminary purchase price allocation as of the acquisition date is as follows (in thousands):

Fair Value
Assets:
Cash	$2,256
Restricted cash	1,581
Property, equipment and software	366
Other assets	599
Identified intangible assets	40,200
Goodwill	72,592
Liabilities:
Accounts payable	239
Accrued expenses and other liabilities	5,536

Total purchase consideration	$111,819

The goodwill balance is primarily attributed to expected operational synergies, the combined workforce, and the future development initiatives of the combined workforce. Goodwill is expected to be deductible for U.S. income tax purposes.

The amounts of net revenue and earnings (losses) of Springstone included in our condensed consolidated statement of operations from the acquisition date of April 17, 2014 to September 30, 2014 were $10.4 million and $(4.4) million, respectively. The amounts of revenue and earnings (losses) of Springstone included in our condensed consolidated statement of operations for the three months ended September 30, 2014 were $5.7 million and $(2.7) million, respectively. We recorded acquisition-related expenses of $8 thousand and $2.3 million for the three and nine months ended September 30, 2014, respectively, which is included in general and administrative expense.

The following pro forma financial information summarizes the combined results of operations for us and Springstone, as though the companies were combined as of January 1, 2013. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred as of January 1, 2013, nor is it indicative of future operating results. The pro forma results presented below include interest expense on the debt financing, amortization of acquired intangible assets, compensation expense related to the post-acquisition compensation arrangements entered into with the continuing employees, and tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total net revenue	$56,074	$31,437	$148,317	$75,891
Net loss (1)	$(5,947)	$(843)	$(21,403)	$(15,623)
Basic net loss per share attributable to common stockholders	$(0.10)	$(0.02)	$(0.37)	$(0.31)
Diluted net loss per share attributable to common stockholders	$(0.10)	$(0.02)	$(0.37)	$(0.31)

(1)	Net loss for the nine months ended September 30, 2013 includes $8.6 million of one-time acquistion-related costs and compensation expenses.

10. Goodwill and Other Intangible Assets

Goodwill

Goodwill consisted of the following (in thousands):

Balance at December 31, 2013	$—
Acquisition of Springstone	72,592

Balance at September 30, 2014	$72,592

There was no impairment of goodwill during the nine months ended September 30, 2014. During the third quarter of 2014, we recorded an immaterial amount of adjustment to goodwill for the finalization of the net working capital balance and a revenue refund liability as of the acquisition date.

Intangible Assets

Intangible assets as of September 30, 2014 are as follows (in thousands):

	September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Customer relationships	$39,500	$(2,382)	$37,118	13.5
Technology	400	(60)	340	2.5
Brand name	300	(68)	232	1.5

Total intangible assets subject to amortization	$40,200	$(2,510)	$37,690	13.3

The customer relationship intangible assets are being amortized on an accelerated basis over a 14 year period. The technology and brand name intangible assets are being amortized on a straight line basis over three and two years, respectively. Amortization expense associated with intangible assets for the three and nine months ended September 30, 2014 was $1.4 million and $2.5 million, respectively.

The expected future amortization expense for intangible assets as of September 30, 2014 is as follows (in thousands):

Remainder of 2014	$1,388
2015	5,287
2016	4,801
2017	4,287
2018	3,872
Thereafter	18,055

Total	$37,690

11. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued compensation	$8,902	$5,243
Accrued service fees	7,128	2,057
Loan servicing liability at fair value	3,712	936
Contingent liabilities	1,875	—
Deferred rent	1,045	653
Deferred tax liability	1,004	—
Transaction fee refund reserve	682	—
Deferred revenue	472	—
Early stock option exercise liability	450	—
Other accrued expenses	734	239

Total accrued expenses and other liabilities	$26,004	$9,128

12. Term Loan

In connection with the acquisition of Springstone, we entered into a Credit and Guaranty Agreement with several lenders on April 16, 2014, under which the lenders made a $50.0 million term loan to us. In connection with our entry into the credit agreement, we entered into a pledge and security agreement with Morgan Stanley Senior Funding, Inc. as collateral agent.

The term loan matures on April 16, 2017 and requires principal payments of $312,500 per quarter plus interest, with the remaining then unpaid principal amount payable at maturity. The term loan can be prepaid at any time without premium or penalty, subject to a minimum prepayment of $1.0 million. The term loan is required to be prepaid in certain circumstances, including upon sales of assets other than loans and upon the issuance of debt (other than notes and certificates) or redeemable capital stock.

Borrowings under the term loan bear interest, which at our option may be either (i) a floating base rate tied to an underlying index plus an additional 1.25% per annum or (ii) a Eurocurrency rate (for an interest period of one, two, three or six months) plus an additional 2.25% per annum (a “Eurocurrency Rate Loan”). If a Eurocurrency Rate Loan is selected, customary breakage costs are payable in the case of any prepayment on a date other than the last day of an interest period. The term loan was originally tied to the prime rate but was subsequently converted to a Eurocurrency Rate Loan. The weighted average interest rate on the Term Loan was 2.57% and 2.65% for the three and nine months ended September 30, 2014, respectively.

The term loan is also guaranteed by Springstone and LCA and is secured by a first priority lien and security interest in substantially all of our and our subsidiaries’ assets, not otherwise pledged or restricted, subject to certain exceptions.

The credit agreement and pledge and security agreement contain certain affirmative and negative covenants applicable to us and our subsidiaries. These covenants include restrictions on our ability to make certain restricted payments, including restrictions on our ability to pay dividends, incur additional indebtedness, place liens on assets, merge or consolidate, make investments and enter into certain transactions with our affiliates. The credit agreement also requires us to maintain a maximum total leverage ratio (as defined in the credit agreement) of less than 5.50:1 initially, and decreasing to 3.50:1 after September 30, 2015 (on a consolidated basis). The total leverage ratio as of September 30, 2014 was 2.25:1.

As of September 30, 2014, the carrying value of the term loan was $49.2 million. At September 30, 2014, the current portion of the term loan was $1.2 million and the noncurrent portion of the outstanding balance was $48.0 million. We did not have a term loan outstanding balance at December 31, 2013.

In connection with the term loan, we capitalized $1.2 million of debt issuance costs. As of September 30, 2014, the net balance of debt issuance costs was $1.0 million. Interest expense on the term loan, including amortization of debt issuance cost, was $0.1 million and $0.2 million during the three and nine months ended September 30, 2014, respectively. We did not have interest expense on the term loan for the three and nine months ended September 30, 2013.

Future principal payments on the term loan are payable as follows (in thousands):

Remainder of 2014	$312
2015	1,250
2016	1,250
2017	46,563

Total principal payments	49,375
Unamortized discount, net	(156)

Total	$49,219

13. Stockholders’ Equity

Convertible Preferred Stock (in thousands, except share amounts)

Preferred stock is issuable in series, and our Board of Directors is authorized to determine the rights, preferences and terms of each series. The following table provides details regarding each series of preferred stock authorized by our Board of Directors. The outstanding shares of convertible preferred stock are not mandatorily redeemable. A description of the preferred stock including conversion, liquidation preference, dividends and voting rights are included in Note 9 – Stockholders’ Equity in our Annual Report on Form 10-K for the year ended December 31, 2013, with the exception of Series F convertible preferred stock which is described below.

	September 30, 2014	December 31, 2013
Preferred stock, $0.01 par value; 250,614,174 and 246,470,064 total shares authorized at September 30, 2014 and December 31, 2013, respectively:
Series A convertible preferred stock, 67,651,596 and 68,025,100 shares designated at September 30, 2014 and December 31, 2013, respectively; 66,422,077 and 66,100,344 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $17,685 and $17,599 at September 30, 2014 and December 31, 2013, respectively.	$17,487	$17,402
Series B convertible preferred stock, 65,577,300 and 65,642,104 shares designated at September 30, 2014 and December 31, 2013, respectively; 65,577,300 shares issued and outstanding at September 30, 2014 and December 31, 2013; aggregate liquidation preference of $12,268 at September 30, 2014 and December 31, 2013.	12,164	12,164
Series C convertible preferred stock, 62,486,436 shares designated at September 30, 2014 and December 31, 2013; 62,486,436 shares issued and outstanding at September 30, 2014 and December 31, 2013; aggregate liquidation preference of $24,490 at September 30, 2014 and December 31, 2013.	24,388	24,388
Series D convertible preferred stock, 36,030,712 shares designated at September 30, 2014 and December 31, 2013; 36,030,712 shares issued and outstanding at September 30, 2014 and December 31, 2013; aggregate liquidation preference of $32,044 at September 30, 2014 and December 31, 2013.	31,943	31,943
Series E convertible preferred stock, 10,000,000 and 14,285,712 shares designated at September 30, 2014 and December 31, 2013, respectively; 10,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013; aggregate liquidation preference of $17,500 at September 30, 2014 and December 31, 2013.	17,347	17,347
Series F convertible preferred stock, 8,868,130 shares designated at September 30, 2014; 8,834,486 shares issued and outstanding at September 30, 2014; aggregate liquidation preference of $89,858 at September 30, 2014.	89,661	—

Subtotal	$192,990	$103,244

Unamortized compensation associated with Series F convertible preferred stock	(15,690)	—

Total preferred stock	$177,300	$103,244

In connection with the Acquisition, we sold an aggregate of 6,390,556 shares of our Series F convertible preferred stock, par value $0.01 per share (the “Financing Shares”) for aggregate gross proceeds of approximately $65.0 million, pursuant to a Series F Preferred Stock Purchase Agreement. We sold the Financing Shares pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended; all investors in the Preferred Stock Financing were “accredited investors” (as defined under Rule 501 of Regulation D) and we made no general solicitation for the sale of the Financing Shares. The Financing Shares are convertible into common stock, par value $0.01 per share, on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of our Restated Certificate of Incorporation.

In connection with the sale of Series F convertible preferred stock in April 2014, we filed a Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares that we were authorized to issue from 606,470,064 shares to 622,614,174, 372,000,000 shares of which were designated as common stock and 250,614,174 shares of which were designated as preferred stock. Of the total shares of preferred stock, 67,651,596 shares were designated as Series A convertible preferred stock, 65,577,300 shares were designated as Series B convertible preferred stock, 62,486,436 shares were designated as Series C convertible preferred stock, 36,030,712 shares were designated as Series D convertible preferred stock, 10,000,000 shares were designated as Series E convertible preferred stock and 8,868,130 were designated as Series F convertible preferred stock.

As part of the Acquisition, the sellers received shares of our Series F convertible preferred stock having an aggregate value of $25 million (the “Share Consideration”). $22.1 million of the Share Consideration is subject to certain vesting and forfeiture conditions over a three-year period for key continuing employees. This is accounted for as a compensation arrangement and expensed over the three-year vesting period. For the three and nine months ended September 30, 2014, we recognized $3.5 million and $6.4 million, respectively, of compensation expense which is reported in general and administrative expenses related to this arrangement.

At September 30, 2014, we had 1,189,392 shares of outstanding convertible preferred Series A stock warrants, which shares of preferred stock have been reserved for future issuance. The convertible preferred Series A stock warrants are fully exercisable with exercise prices of $0.2663 per share and expire in 2018.

Common Stock

At September 30, 2014, we had shares of common stock authorized and reserved for future issuance as follows:

Options to purchase common stock	54,587,814
Options available for future issuance	3,359,320
Common stock warrants	625,988

Total common stock authorized and reserved for future issuance	58,573,122

An aggregate of 372,000,000 shares of common stock have been authorized for issuance. During the nine months ended September 30, 2014, 5,638,830 stock options were exercised in exchange for proceeds of $3.0 million. During the nine months ended September 30, 2014, we issued 295,720 common shares for proceeds of $0.1 million upon the exercise of common stock warrants. Common stock warrants are fully exercisable with exercise prices of $0.01 to $0.3919 per share and expire in 2021.

14. Stock-Based Compensation and Other Employee Benefit Plans

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for stock options, warrants, and our consideration of Escrow Shares related to the Acquisition in the three and nine months ended September 30, 2014 and 2013 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-Based Compensation Expense:
Sales and marketing	$912	$506	$5,029	$767
Origination and servicing	599	105	1,427	170
General and administrative:
Engineering and product development	1,492	519	3,487	1,019
Other	7,534	741	15,946	1,390

Total stock-based compensation expense	$10,537	$1,871	$25,889	$3,346

Included in stock-based compensation for the nine months ended September 30, 2014 was $3.0 million of expense for the accelerated vesting of stock options for a terminated employee that was accounted for as a stock option modification. There was no accelerated vesting during the three months ended September 30, 2014 or the nine months ended September 30, 2013.

We capitalized $0.6 million and $1.2 million of stock-based compensation expense associated with the cost for developing software for internal use during the three and nine months ended September 30, 2014, respectively. We did not capitalize any of the stock-based compensation expense for the three and nine months ended September 30, 2013.

Stock Incentive Plan

As of September 30, 2014, total unrecognized compensation expense was $97.8 million and this expense is expected to be recognized over the next 3.6 years. The total intrinsic values of options exercised for the nine months ended September 30, 2014 and 2013 were $40.4 million and $11.1 million, respectively. The total fair value of shares vested for the nine months ended September 30, 2014 and 2013 were $14.7 million and $3.2 million, respectively.

For the nine months ended September 30, 2014, we granted service-based stock options to purchase 18,511,572 shares of common stock with a weighted average exercise price of $5.91 per share, a weighted average grant date fair value of $4.37 per share and an aggregate estimated fair value of approximately $81.0 million.

For the nine months ended September 30, 2013, we granted service-based stock options to purchase 6,267,000 shares of common stock with a weighted average exercise price of $1.46 per share, a weighted average grant date fair value of $2.24 per share and a total estimated fair value of approximately $21.9 million.

We used the Black-Scholes option pricing model with the following assumptions to estimate the fair value of stock options granted during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Assumed forfeiture rate (annual %)	5.0%	N/A	(1)	5.0%	5.0%
Expected dividend yield	0.0%	N/A	(1)	0.0%	0.0%
Weighted average assumed stock price volatility	50.5%	N/A	(1)	54.0%	63.5%
Weighted average risk-free rate	1.9%	N/A	(1)	1.9%	1.1%
Weighted average expected life (years)	6.25	N/A	(1)	6.38	6.25

(1)	We did not grant any stock options during the third quarter of 2013.

Option activity under the Option Plan for the nine months ended September 30, 2014 is summarized as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	43,314,728	$0.94
Options Granted	18,511,572	$5.91
Options Exercised	(5,638,830)	$0.53
Options Forfeited/Expired	(1,599,656)	$2.41

Outstanding at September 30, 2014	54,587,814	$2.63	8.16	$480,704,398

Vested and expected to vest at September 30, 2014	51,863,779	$2.53	8.11	$466,380,050

Exercisable at September 30, 2014	20,138,530	$0.58	6.84	$218,438,183

401(k) Plan

We maintain a 401(k) defined contribution plan that covers substantially all of our employees. Participants may elect to contribute a portion of their annual compensation up to the maximum limit allowed by federal tax law. In the second quarter of 2014, management approved an employer 401(k) match of up to 3% of an employee’s eligible compensation with a maximum annual match of $5,000 per employee. For fiscal year 2014, the 401(k) match will be retroactively applied to employees’ eligible contributions from January 1, 2014. The total 401(k) match expense for the three and nine months ended September 30, 2014 was $0.3 million and $0.6 million, respectively.

15. Income Taxes

For the three and nine months ended September 30, 2014, we recorded $0.4 million and $1.1 million of income tax expense, respectively. The $1.1 million of income tax expense relates to the amortization of tax deductible goodwill from the Acquisition which gives rise to an indefinite-lived deferred tax liability. There was no income tax benefit recorded on the pre-tax loss due to an increase in the deferred tax asset valuation allowance. We recorded no income tax expense for the nine month period ended September 30, 2013 because the corporate income tax liabilities due on our taxable income were offset by usage of prior years’ net operating losses and tax credit carryforwards.

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

In general, a corporation’s ability to utilize its NOL and R&D carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Due to the nature of the unrecognized tax benefits and the existence of tax attributes, we have not accrued any interest or penalties associated with unrecognized tax benefits in the condensed consolidated statement of operations nor have we recognized a liability in the condensed consolidated balance sheet.

We do not believe the total amount of unrecognized tax benefit as of September 30, 2014, will increase or decrease significantly in the next twelve months.

16. Related Party Transactions

Several of our executive officers and directors (including their immediate family members) have opened investor accounts with us, made deposits and withdrawals to their accounts and purchased notes and certificates. All note and certificate purchases made by related parties were transacted on terms and conditions that were not more favorable than those obtained by other investors.

The following table summarizes deposits and withdrawals made by related parties whose transactions totaled $120,000 or more for the nine months ended September 30, 2014 and 2013 (in thousands):

		Nine Months Ended
		September 30, 2014
Related Party	Role	Deposits	Withdrawals
Daniel Ciporin	Director	$500	$63
John J. Mack	Director	950	69
Larry Summers	Director	200	—

Total		$1,650	$132

		Nine Months Ended
		September 30, 2013
Related Party	Role	Deposits	Withdrawals
Daniel Ciporin	Director	$600	$109
Jeffrey Crowe	Director	400	—
John J. Mack	Director	405	239
Larry Summers	Director	363	—

Total		$1,768	$348

17. Commitments and Contingencies

Operating Lease Commitments

Corporate Headquarters. We have several operating lease agreements for space at 71 Stevenson Street in San Francisco, California, where our corporate headquarters is located. On August 12, 2014, we amended one of our lease agreements to lease additional office space. The majority of the additional space is expected to commence in the third quarter of 2015. These leases expire on June 30, 2022. On October 1, 2014, we entered into a single master lease agreement for our Corporate Headquarters that superseded all other existing lease agreements for the space. Under this lease agreement, we generally have an option to extend the leases for five years.

Other Real Estate.

We also have an operating lease agreement for space in Westborough, Massachusetts where Springstone is headquartered. On September 15, 2014, we amended our lease agreement to lease additional office space. This lease expires on January 31, 2020 with a renewal option that would extend the lease for five years.

Total facilities rental expense for the three and nine months ended September 30, 2014 was $1.0 million and $2.5 million, respectively. Total facilities rental expense for the three and nine months ended September 30, 2013 was $0.5 million and $1.3 million, respectively. As part of these lease agreements, we currently have pledged $0.2 million of cash and arranged for a $0.2 million letter of credit as security deposits.

Loan Funding Commitments

For loans listed on the platform as a result of direct marketing efforts, we have committed to invest in such loans if investors do not provide funding for all or a portion of such loans. At September 30, 2014, there were 722 such loans on the platform with an unfunded balance of $9.0 million. All of these loans were fully funded by investors by October 8, 2014.

In connection with transitional activities related to the Acquisition, in June 2014 we entered into a contingent loan purchase agreement with an issuing bank that originates loans facilitated by Springstone and a third-party investor that has agreed to purchase certain of those loans from such bank (“Contingent Loan Purchase Commitment”). The Contingent Loan Purchase Commitment provides that we will purchase such loans from the bank if the third-party investor defaults on its loan purchase obligations to the bank through December 31, 2014. The Contingent Loan Purchase Commitment limits the aggregate amount of such loan originations from inception of the Contingent Loan Purchase Commitment through December 31, 2014 to a maximum of $5.0 million. As of September 30, 2014, the amount remaining under the overall limit on the cumulative amount of such loan originations through December 31, 2014 was $2.2 million. We were not required to purchase any such loans pursuant to the Contingent Loan Purchase Commitment during the quarter ended September 30, 2014. We do not expect we will be required to purchase any such loans under the Contingent Loan Purchase Commitment through its expiration on December 31, 2014.

Credit Support Agreement

We are subject to a credit support agreement with a Certificate investor. The credit support agreement requires us to pledge and restrict cash in support of this contingent obligation to reimburse the investor for cumulative credit losses on loans underlying the investor’s Certificate, that are in excess of a specified, aggregate cumulative loss threshold. The amount of cash to be pledged varies based on the investor’s Certificate purchase volume and cannot exceed $5.0 million. As of September 30, 2014, cash of $3.4 million was pledged and restricted to support this contingent obligation. The amount pledged and restricted to support this contingent obligation has not changed since July 31, 2013.

As of September 30, 2014, the cumulative credit losses pertaining to the investor’s Certificate have not exceeded the specified threshold, nor are future cumulative credit losses expected to exceed the specified threshold, and thus no liability has been recorded. If losses related to the credit support agreement are later determined to be probable to occur and are reasonably estimable, results of operations could be affected in the period in which such losses are recorded.

Legal

In the second quarter of 2014, we offered to settle a dispute with a consultant that previously performed work for us. The dispute arose over how much compensation for the work performed was to be provided in cash and in equity and as to equity what valuations were to be used. In the third quarter of 2014, we amended our offer to the claimant for 120,000 shares of our common stock and cash consideration of $215,000. Subsequent to September 30, 2014, this offer was further amended to 80,000 shares of our common stock, an option to purchase 40,000 shares of our common stock, and cash consideration of $215,000.

During the second quarter of 2014, we also received notice from the California Employment Development Department (“EDD”) that it had commenced an examination of our records concerning the employment relationship of certain individuals who performed services for us from 2011 through 2014. Based on the EDD’s determination, certain of these individuals should have been classified as employees with appropriate tax withholding and employer related taxes incurred and paid. The EDD has completed its examination and issued a Final Notice of Assessment, which serves as the EDD’s official notice of its determination relating to this matter. We intend to pay the assessment during the fourth quarter of 2014 and have recorded a liability for this payment as of September 30, 2014.

Additionally, we settled a claim, which arose in a prior quarter by a former employee who had asserted a claim of wrongful termination.

In connection with these matters, we recorded an additional net charge to operations of $0.2 million during the third quarter of 2014. As of September 30, 2014, the accrued liability for these matters was $1.9 million. This aggregate amount represents the probable estimate of tax and settlement liabilities. As settlements have been agreed upon, for the matters indicated above, during the quarter or subsequent to the quarter-end, we do not believe the ultimate liability for such matters will be significantly different from the accrued aggregate liability at September 30, 2014.

We received a Civil Investigative Demand from the Consumer Financial Protection Bureau (“CFPB”) dated June 5, 2014 related to the operations of Springstone. The purpose of the investigation is to determine whether Springstone is engaging in unlawful acts or practices in connection with the marketing, issuance, and servicing of loans for healthcare related financing. As of September 30, 2014, we had provided all of the documents requested by the CFPB. We are continuing to evaluate this matter. As of September 30, 2014, there are no probable or estimable losses related to this matter.

In addition to the foregoing, we may be subject to legal proceedings and regulatory actions in the ordinary course of business. We do not anticipate that the ultimate liability, if any, arising out of any such matter will have a material effect on our financial condition, results of operations or cash flows.

18. Subsequent Event

On October 17, 2014, we entered into a lease agreement to lease additional office space at our corporate headquarters. The lease agreement commences in the fourth quarter of 2014 with a lease term of 4.5 years and an option to extend the leases for five years. The annual lease payments for this additional lease are approximately $1.2 million.

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

Overview

Lending Club is the world’s largest online marketplace connecting borrowers and investors. We believe a technology-powered marketplace is a more efficient mechanism to allocate capital between borrowers and investors than the traditional banking system. Consumers and small business owners borrow through Lending Club to lower the cost of their credit and enjoy a better experience than traditional bank lending. Investors use Lending Club to earn attractive risk-adjusted returns from an asset class that has historically been closed to individual investors and only available on a limited basis to institutional investors. Our mission is to transform the banking system to make credit more affordable and investing more rewarding.

Since beginning operations in 2007, our marketplace has facilitated over $6 billion in loans with nearly $1.2 billion of loans facilitated during the third quarter of 2014. We believe the attractiveness of our online marketplace will continue to grow to the extent the number of participants and investments enabled through our marketplace increases. We refer to this as a “network effect.”

Our trusted brand, scale and network effect drives significant borrowing and investing activity on our marketplace. We generate revenue from transaction fees from our marketplace’s role in matching borrowers with investors to enable loan originations, servicing fees from investors and management fees for investment funds and other managed accounts. We do not assume credit risk or use our own capital to invest in loans facilitated by our marketplace, except in limited circumstances and in amounts that are not material. The capital to invest in the loans enabled through our marketplace comes directly from investors. Our proprietary technology automates key aspects of our operations, including the borrower application process, data gathering, credit decisioning and scoring, loan funding, investing and servicing, regulatory compliance and fraud detection. We operate with a lower cost structure than traditional banks due to our innovative model, online delivery and process automation, without the physical branches, legacy technology or high overhead associated with the traditional banking system.

Our marketplace is where borrowers and investors engage in transactions relating to standard or custom program loans. Standard program loans are unsecured, fixed rate, three or five year personal loans in amounts ranging from $1,000 to $35,000 made to borrowers meeting strict credit criteria, including a FICO score of at least 660. Custom program loans are generally new offerings and loans that do not meet the requirements of the standard program and/or loans with longer maturities that we believe to be attractive to most investors. Currently, custom program loans include small business and education and patient finance loans. Small business loans are fixed rate loans in amounts ranging from $15,000 to $100,000, with various maturities between one and five years. Education and patient finance loans are issued in amounts ranging from $499 to $40,000 with various maturities between six and 72 months. Standard program loans are visible through our public website and can be invested in through notes. Separately, qualified investors may also invest in standard program loans in private transactions not facilitated through our website. Custom program loans are only invested in through private transactions with qualified investors and cannot be invested in through notes.

The transaction fees we receive from issuing banks in connection with our marketplace’s role in enabling loan originations range from 1% to 6% of the initial principal amount of the loan as of September 30, 2014. In addition, for education and patient finance loans, transaction fees may exceed 6% as they include fees earned from issuing banks and service providers. Servicing fees paid to us vary based along investment channels. Note investors pay us a servicing fee equal to 1% of each payment amount received from the borrower; whole loan purchasers pay a servicing fee that ranges up to 1.3% per year of the month-end principal balance of sold loans outstanding; and certificate holders generally pay a management fee typically ranging from 0.7% to 1.2% of the assets under management.

Loans to qualified borrowers are originated by our issuing banks. Investors can invest in loans that are offered through our marketplace in one or all of the following channels:

•	Notes. Pursuant to an effective shelf registration statement, investors who meet the applicable financial suitability requirements and have completed our investor account opening process may purchase unsecured, borrower payment dependent notes issued by us that correspond to payments received on an underlying standard program loan selected by the investor.

•	Certificates and Funds. Accredited investors and qualified purchasers who have established a relationship with LC Advisors, LLC (“LCA”), a registered investment advisor and our wholly owned subsidiary, can purchase trust certificates or interests in limited partnerships that purchase trust certificates. The Trust certificates are settled with cash flows from underlying standard or custom program loans in a manner similar to the notes. These loans may be standard program or custom program loans.

•	Whole Loan Purchases. Certain institutional investors, such as banks, seek to hold the actual loan on their balance sheet. To meet this need, we sell entire standard or custom program loans to investors. In connection with these sales, the investor owns all right, title and interest in each loan. For regulatory purposes, the investor also has access to the underlying borrower information, but is prohibited from contacting or marketing to the borrower in any manner and agrees to hold such borrower information in compliance with all applicable privacy laws. We continue to service these loans after they are sold and can only be removed as the servicer in limited circumstances.

Our note channel consists of the notes that we issue. When an investor registers, the investor enters into an investor agreement with us that governs the investor’s purchases of notes. Our investor services team provides customer support to these investors.

Our certificate channel consists of funds and accounts managed by LCA Certificate investors typically seek to invest larger amounts as compared to the average note investor and desire a more “hands off” approach to investing. Certificates are sold in private transactions between LC and the Trust to investors who have an established relationship with LCA. The Trust acquires and holds these loans for the sole benefit of certificate investors. Investors in certificates generally pay an asset-based management fee instead of the cash flow-based servicing fee paid by investors in notes.

LCA manages several funds that purchase certificates. Each fund provides a passive investment strategy around target loan grade and term allocation, such as 36-month 60% A and 40% B loans, and allows investors to more easily deploy large investment amounts and reinvest payments of principal and investment returns. LCA also manages separately managed accounts (“SMAs”). Investors who utilize SMAs often have investment criteria that differ from the LCA funds’ investment strategies and desire more control over their investment strategies.

Our whole loan channel consists of the whole loans that we or our issuing banks sell in their entirety to investors. Under the whole loan purchase agreements, we establish the investors’ accounts and set out the procedures for the purchase of loans, including any purchase amount limitations, which we control in our discretion. We and the purchaser also make limited representations and warranties and agree to indemnify each other for breaches of the purchase agreement. The purchaser also agrees to simultaneously enter into a servicing agreement with us acting as servicer. Our institutional group is the primary point of contact for whole loan purchasers throughout the life cycle of the relationship, from sourcing and establishing the relationship, negotiating the purchase and servicing agreement and managing the ongoing relationship.

For all investment channels, we agree to repurchase loans in cases of confirmed identity theft.

Stock Split

On April 15, 2014, a 2 for 1 equity stock split approved by our Board of Directors became effective, in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. Additionally, another 2 for 1 equity stock split became effective on September 5, 2014, in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. All share and per share data has been adjusted to reflect these stock splits. The par value of each of the outstanding shares remains the same at $0.01.

Springstone Acquisition

In April, 2014, we acquired all of the outstanding limited liability company interests of Springstone, a company that facilitates education and patient finance loans through two issuing banks. For its role in loan facilitation, Springstone earns transaction fees paid by the issuing bank or service provider at the time of origination, which averaged approximately 5.0% of the initial loan balance as of September 30, 2014. Currently, Springstone does not earn any servicing fees, as loans are originated, retained and serviced by the respective issuing bank. We currently intend to continue to have these loans funded and serviced through existing issuing banks while we develop plans to integrate these loans into our standard program over time.

Key Operating and Financial Metrics

We regularly review a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions.

The following table includes key operating and financial data (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loan originations	$1,165,226	$567,142	$2,962,520	$1,366,253
Contribution (1)	$26,881	$12,560	$63,374	$27,806
Contribution margin (1)	47.5%	45.8%	44.1%	43.1%
Adjusted EBITDA (1)	$7,517	$4,927	$13,384	$8,713
Adjusted EBITDA margin (1)	13.3%	18.0%	9.3%	13.5%

(1)	Contribution, contribution margin, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures. For more information regarding our use of these measures and a reconciliation of these measures to the most comparable GAAP measure, see “Non-GAAP Financial Measures.”

Loan Originations

Loans to qualified borrowers are originated by our issuing bank partners. We generate revenue from transaction fees from our role in matching borrowers with investors to enable loans originations. We believe loan originations are a key indicator of the adoption rate of our marketplace, growth of our brand, scale of our business, strength of our network effect, economic competitiveness of our products and future growth. Total loan originations include loans acquired by us, which are either retained by us and financed primarily by notes and certificates or sold to unrelated third parties, and other loan originations by our issuing bank partners that we facilitated, but did not participate as a purchaser of the loan. Loan originations have increased significantly over time due to the increased awareness of our brand, our high borrower and investor satisfaction rates, the effectiveness of our borrower acquisition channels, a strong track record of loan performance and the expansion of our capital sources. Factors that could affect loan originations include the interest rate and economic environment, the competitiveness of our products, the success of our operational efforts to balance investor and borrower demands, any limitations on the ability of our issuing banks to originate loans, our ability to develop new products or enhance existing products for borrowers and investors, the success of our sales and marketing initiatives and the success of borrower and investor acquisition and retention.

Non-GAAP Financial Measures

Our non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. Contribution, contribution margin, adjusted EBITDA and adjusted EBITDA margin should not be viewed as substitutes for, or superior to, net income (loss) as prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these measures differently, which may reduce their usefulness as a comparative measure. Contribution, contribution margin, adjusted EBITDA and adjusted EBITDA margin do not consider the potentially dilutive impact of stock-based compensation. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA and adjusted EBITDA margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements. Adjusted EBITDA and adjusted EBITDA margin do not reflect tax payments that may represent a reduction in cash available to us.

In evaluating contribution, contribution margin, adjusted EBITDA and adjusted EBITDA margin, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation.

Contribution and Contribution Margin

Contribution is a non-GAAP financial measure that we calculate as net income (loss), excluding net interest income (expense) and other adjustments, general and administrative expense, stock-based compensation, and income tax expense (benefit). Contribution margin is calculated as contribution divided by total operating revenue. Contribution and contribution margin are measures used by our management and board of directors to understand and evaluate our core operating performance and trends. Contribution and contribution margin have varied from period to period and have generally increased over time. Factors that affect our contribution and contribution margin include revenue mix, variable marketing expenses and origination and servicing expenses.

Net (loss) income is the most comparable GAAP measure to contribution. The following table presents a reconciliation of net (loss) income to contribution for each of the periods indicated (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of Net Income (Loss) to Contribution:
Net income (loss)	$(7,371)	$2,713	$(23,857)	$4,450
Net interest expense (income) and other adjustments	474	(10)	854	(15)
General and administration expense	31,848	9,331	78,862	22,434
Stock-based compensation (1)	1,511	611	6,456	937
Income tax expense (benefit)	419	(85)	1,059	—

Contribution	$26,881	$12,560	$63,374	$27,806

Total operating revenue	$56,538	$27,405	$143,861	$64,490
Contribution margin	47.5%	45.8%	44.1%	43.1%

(1)	Consists of stock-based compensation expense not included in general and administrative expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense:
Sales and marketing	$912	$506	$5,029	$767
Origination and servicing	599	105	1,427	170

Total	$1,511	$611	$6,456	$937

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding net interest income (expense) and other adjustments, acquisition and related expense, depreciation and amortization, amortization of intangible assets, stock-based compensation expense and income tax expense (benefit). Adjusted EBITDA margin is calculated as adjusted EBITDA divided by total operating revenue. Adjusted EBITDA is a measure used by our management and board of directors to understand and evaluate our core operating performance and trends. Adjusted EBITDA has generally improved over time due to our increased revenue and efficiencies in the scale of our operations.

Net (loss) income is the most comparable GAAP measure to Adjusted EBITDA. The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(7,371)	$2,713	$(23,857)	$4,450
Net interest expense (income) and other adjustments	474	(10)	854	(15)
Acquisition and other related expenses	301	—	2,819	—
Depreciation and amortization	1,769	438	4,110	932
Amortization of intangible assets	1,388	—	2,510	—
Stock-based compensation	10,537	1,871	25,889	3,346
Income tax expense (benefit)	419	(85)	1,059	—

Adjusted EBITDA	$7,517	$4,927	$13,384	$8,713

Total operating revenue	$56,538	$27,405	$143,861	$64,490
Adjusted EBITDA margin	13.3%	18.0%	9.3%	13.5%

Results of Operations

Overview

The following tables summarized our result of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands except percentages):

Consolidated Statement of Operations Data:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Operating revenues:
Transaction fees	$52,622	$25,239	108%	$133,835	$55,214	142%
Servicing fees	3,053	888	244%	6,301	2,485	154%
Management fees	1,608	869	85%	4,163	2,083	100%
Other revenue (expense)	(745)	409	N/M	(438)	4,708	N/M

Total operating revenue	56,538	27,405	106%	143,861	64,490	123%

Net interest income (expense) and other adjustments	(474)	10	N/M	(854)	15	N/M

Total net revenue	56,064	27,415	105%	143,007	64,505	122%

Operating expenses:
Sales and marketing	21,001	10,460	101%	60,808	26,577	129%
Origination and servicing	10,167	4,996	104%	26,135	11,044	137%
General and administrative	31,848	9,331	241%	78,862	22,434	252%

Total operating expenses	63,016	24,787	154%	165,805	60,055	176%

Income (loss) before income taxes	(6,952)	2,628	N/M	(22,798)	4,450	N/M
Income tax expense (benefit)	419	(85)	N/M	1,059	—	N/M

Net income (loss)	$(7,371)	$2,713	N/M	$(23,857)	$4,450	N/M

N/M - Not meaningful.

Net revenue was $56.1 million for the three months ended September 30, 2014, a 105% increase over the three months ended September 30, 2013 primarily due to higher transaction fees paid by issuing banks from increased loan originations. Operating expenses were $63.0 million for the three months ended September 30, 2014, a 154% increase over the three months ended September 30, 2013 primarily due to higher compensation costs, credit decisioning costs, borrower acquisition costs, and operational costs related to Springstone.

Net revenue was $143.0 million for the nine months ended September 30, 2014, a 122% increase over the nine months ended September 30, 2013 primarily due to higher transaction fees paid by issuing banks from increased loan originations. Operating expenses were $165.8 million for the nine months ended September 30, 2014, a 176% increase over the nine months ended September 30, 2013 primarily due to higher compensation costs, credit decisioning costs, borrower acquisition costs, acquisition-related expenses and operational costs for Springstone.

Revenue

Our primary sources of revenue consist of transaction fees paid to us by issuing banks related to loan originations facilitated by us, as well as servicing fees and management fees which are charged to investors. During the three months ended September 30, 2014 and 2013, we facilitated $1,165.2 million and $567.1 million of loans, respectively, through our marketplace. During the nine months ended September 30, 2014 and 2013, we facilitated $2,962.5 million and $1,366.3 million of loans, respectively, through our marketplace.

The following table summarizes our revenue for the three and nine months ended September 30, 2014 and 2013 (in thousands except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Transaction fees	$52,622	$25,239	108%	$133,835	$55,214	142%
Servicing fees	3,053	888	244%	6,301	2,485	154%
Management fees	1,608	869	85%	4,163	2,083	100%
Other revenue (expense)	(745)	409	N/M	(438)	4,708	N/M

Total operating revenue	56,538	27,405	106%	143,861	64,490	123%

Net interest income (expense) after fair value adjustments	(474)	10	N/M	(854)	15	N/M

Net revenue	$56,064	$27,415	105%	$143,007	$64,505	122%

N/M - Not meaningful.

Transaction Fees

Transaction fees are fees paid by the issuing banks to us for the work we perform through our marketplace in facilitating originations. The amount of these fees is based upon the terms of the loan, including grade, rate, term and other factors. As of September 30, 2014, these fees ranged from 1% to 6% of the initial principal amount of a loan. In addition, for education and patient finance loans, transaction fees may exceed 6% as they include fees earned from issuing banks and service providers. These fees are recognized as a component of operating revenue at the time of loan issuance.

Transaction fees were $52.6 million and $25.2 million for the three months ended September 30, 2014 and 2013, respectively, an increase of 108%. The increase in these fees was primarily due to an increase in loan originations through our marketplace. Originations were $1,165.2 million and $567.1 million for the three months ended September 30, 2014 and 2013 respectively, an increase of 105%. The average transaction fees as a percentage of the principal amount of the loan were 4.5% and 4.4% of the principal amount of loans facilitated for the three months ended September 30, 2014 and 2013, respectively. This increase in the average loan transaction fee was primarily due to higher percentages of 60-month loans and loans with higher risk grades, each of which have higher corresponding transaction fees, and the addition of education and patient finance loans.

Transaction fees were $133.8 million and $55.2 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of 142%. The increase in these fees was primarily due to an increase in loan originations through our marketplace. Originations were $2,962.5 million and $1,366.3 million for the nine months ended September 30, 2014 and 2013 respectively, an increase of 117%. In addition, during the nine months ended September 30, 2013, $4.9 million in transaction fees recognized between January 1, 2013 and June 30, 2013, were included in the gain on sale of whole loans, which was included in other revenue. Effective July 1, 2013, we elected to account for loans we intended to sell to whole loan purchasers at fair value and as a result, transaction fees on loans sold are now reflected in transaction fees and not in other revenue on the condensed consolidated statement of operations. The average transaction fees as a percentage of the principal amount of loan were 4.5% and 4.4% of the principal amount of loans facilitated for the nine months ended September 30, 2014 and 2013, respectively. This increase in the average loan transaction fee was primarily due to higher percentages of 60-month loans and loans with higher risk grades, each of which have higher corresponding transaction fees, and the addition of education and patient finance loans.

Loan originations have increased significantly over time, including the three and nine months ended September 30, 2014, due to the increased awareness of our brand, our high borrower and investor satisfaction rates, the effectiveness of our borrower acquisition channels, a strong track record of loan performance and the expansion of our capital sources.

Servicing Fees

Investors typically pay us a servicing fee on each payment received from a borrower or on the investors’ month-end balance of loans serviced. The servicing fee compensates us for the costs we incur in servicing the related loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. These fees are typically 1% of each loan payment received from the borrower or up to 1.3% per year of the month-end principal balance of sold loans outstanding.

Servicing fees were $3.1 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, an increase of 244%. Servicing fees were $6.3 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of 154%. These increases were primarily due to increased loan payments and balances of notes and certain certificates and sold loans outstanding serviced by us for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, partially offset by changes in the fair value of servicing assets and liabilities.

The following table provides the outstanding principal balance of loans that we serviced at the end of the periods indicated, broken out by the method that the loans were financed (in millions).

Loans Serviced by Method Financed	September 30, 2014	December 31, 2013	September 30, 2013
Notes	$983.3	$688.3	$599.6
Certificates	1,601.1	1,171.7	941.0
Whole loans sold	1,372.1	406.5	237.5
Financed by Lending Club	0.3	0.4	0.4

Total	$3,956.8	$2,266.9	$1,778.5

Management Fees

Accredited investors and qualified purchasers can invest in limited partner interests in investment funds managed by LCA. LCA typically charges these certificate holders a management fee based on their assets under management, ranging from 0.7% to 1.2% per year. This fee may be waived or reduced for individual limited partners at the discretion of the general partner. LCA does not earn any carried interest from the investment funds.

LCA earned management fees of $1.6 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, an increase of 85%. LCA earned management fees of $4.2 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of 100%. The increase in management fees was due primarily to an increase in assets under management and outstanding certificate balances.

Other Revenue (Expense)

Other revenue consists of revenue from gains and losses on sales of whole loans and referral revenue. Certain investors investing through our marketplace acquire standard or custom loans in their entirety. In connection with these whole loan sales, in addition to the transaction fee earned in respect of the corresponding loan, we recognize a gain or loss on the sale of that loan based on the degree to which the contractual loan servicing fee is above or below an estimated market rate servicing fee (loans are typically sold at par).

Other (expense) revenue was $(0.7) million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, a decrease of 282%. The decrease was primarily due to a $1.3 million decrease in gain on sale of whole loans to third party purchasers.

Other (expense) revenue was $(0.4) million and $4.7 million for the nine months ended September 30, 2014 and 2013, respectively, a decrease of 109%. The decrease was primarily due to a $6.0 million decrease in gain on sale of whole loans to third party purchasers, which was offset by the increase in referral commissions. From January 1, 2013 through June 30, 2013, we included $4.9 million of transaction fees that was earned in respect of those loans in the gain calculation on whole loan sales, which resulted in higher gains on sale and lower transaction fees.

Net Interest Income (Expense) and Other Adjustments

The following table summarizes interest income, interest expense, fair value adjustments, net interest income (expense) and other adjustments, and average outstanding balances of loans, notes and certificates for the three and nine months ended September 30, 2014 and 2013, as follows (in thousands except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Interest income:
Loans	$94,036	$51,385	83%	$252,293	$124,760	102%
Cash and cash equivalents	2	1	100%	5	11	-55%

Total interest income	94,038	51,386	83%	252,298	124,771	102%

Interest expense:
Notes and certificates	(94,019)	(51,370)	83%	(252,212)	(124,727)	102%
Term loan	(441)	—	N/M	(842)	—	N/M

Total interest expense	(94,460)	(51,370)	84%	(253,054)	(124,727)	103%

Net interest income (expense)	(422)	16	N/M	(756)	44	N/M
Fair value adjustments on loans, notes and certificates, net	(52)	(6)	N/M	(98)	(29)	238%

Net interest income (expense) and other adjustments	$(474)	$10	N/M	$(854)	$15	N/M

Average outstanding balances:
Loans	2,491,736	1,389,846	79%	2,246,575	1,138,193	97%
Notes and certificates	2,505,378	1,395,357	80%	2,258,254	1,144,528	97%

Except in certain limited circumstances, we do not assume principal or interest rate risk on loans originated through our marketplace as it matches borrowers and investors. We are obligated to make principal and interest payments on notes and certificates related to the corresponding loans only to the extent we receive borrower payments. As a result, on our statement of operations for any period and balance sheet as of any date (i) interest income on loans corresponds to the interest expense on notes and certificates and (ii) loan balances correspond to note and certificate balances, with any variations largely resulting from timing differences between the crediting of principal and interest payments on loans versus the disbursement of those payments to investors.

From time to time, however, we may make limited loan investments without issuing a corresponding note or certificate to investors, resulting in differences between total interest income and expense amounts on our statement of operations and total loan and notes and certificates balances on our balance sheets. These loan investments have been related primarily to customer accommodations and have been insignificant. We do not anticipate that such investments will be material in the foreseeable future.

Additionally, interest income (expense) includes interest income earned on cash and cash equivalents and interest expense incurred on the term loan that was drawn by the Company in April 2014.

Interest Income on Loans

Interest income on loans was $94.0 million and $51.4 million for the three months ended September 30, 2014 and 2013, respectively. Interest income from loans was $252.3 million and $124.8 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in interest income on loans is primarily due to the increase in the outstanding balances of loans.

Interest Expense on Notes and Certificates

Interest expense on notes and certificates was $94.0 million and $51.4 million for the three months ended September 30, 2014 and 2013, respectively. We recorded interest expense for notes and certificates of $252.2 million and $124.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in interest expense on notes and certificates was primarily due to the increase in the outstanding balances of notes and certificates.

Interest Expense on Term Loan

Interest expense on term loan was $0.4 million and $0.8 million for the three and nine months ended September 30, 2014, respectively. We did not incur any interest on term loan for the three and nine months ended September 30, 2013.

Fair Value Adjustments on Loans and Notes and Certificates

We estimate the fair value of loans and their related notes and certificates using a discounted cash flow valuation methodology. The discounted cash flow valuation methodology uses the historical defaults and losses and recoveries on our loans over the past several years to project future losses and net cash flows on loans.

The fair value adjustments on loans were largely offset by the fair value adjustments on the notes and certificates at fair value due to the borrower payment dependent design of the notes and certificates, and because the principal balances of the loans are similar to the combined principal balances of the related notes and certificates. Accordingly, the net fair value adjustment (losses) gains for loans and notes and certificates were immaterial for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013.

Net Interest Income (Expense) and Other Adjustments

We had net interest income (expense) and other adjustments of $(0.5) million and $10 thousand for the three months ended September 30, 2014 and 2013, respectively. The decrease in net interest income (expense) and other adjustments was primarily due to interest expense incurred on the term loan. We had net interest income (expense) and other adjustments of $(0.9) million and $15 thousand for the nine months ended September 30, 2014 and 2013, respectively. The decrease in net interest income (expense) and other adjustments was primarily due to the interest expense incurred on the term loan.

Operating Expenses

Our operating expenses consist of sales and marketing expense, origination and servicing expense and general and administrative expense, including engineering and product development and other general and administrative expense. The following table summarizes our operating expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Sales and marketing	$21,001	$10,460	101%	$60,808	$26,577	129%
Origination and servicing	10,167	4,996	104%	26,135	11,044	137%
General and administrative
Engineering and product development	9,235	3,849	140%	22,987	9,140	151%
Other	22,613	5,482	312%	55,875	13,294	320%

Total Operating Expenses	$63,016	$24,787	154%	$165,805	$60,055	176%

Sales and Marketing

Sales and marketing expense consists primarily of variable marketing expenses, including those related to borrower and investor acquisition and retention and general brand and awareness building, and salaries, benefits and stock-based compensation expense related to our sales and marketing staff. Sales and marketing expenses for the three months ended September 30, 2014 and 2013 were $21.0 million and $10.5 million, respectively, an increase of 101%. The increase was primarily due to a $9.3 million increase in borrower acquisition costs. Sales and marketing expenses for the nine months ended September 30, 2014 and 2013 were $60.8 million and $26.6 million, respectively, an increase of 129%. The increase was primarily due to a $29.1 million increase in variable marketing expenses.

Origination and Servicing

Origination and servicing expense consists primarily of salaries, benefits and stock-based compensation expense related to our credit, collections, customer support and payment processing staff and vendor costs associated with facilitating and servicing loans. Origination and servicing expenses for the three months ended September 30, 2014 and 2013 were $10.2 million and $5.0 million, respectively, an increase of 104%. The increase was primarily due to a $3.3 million increase in compensation expense as we expanded our credit and customer support teams due to increasing loan applications and a $1.7 million increase in consumer reporting agency and loan processing costs, which was primarily driven by higher loan volume.

Origination and servicing expenses for the nine months ended September 30, 2014 and 2013 were $26.1 million and $11.0 million, respectively, an increase of 137%. The increase was primarily due to a $10.3 million increase in compensation expense as we expanded our credit and customer support teams due to increasing loan applications and a $4.2 million increase in consumer reporting agency and loan processing costs, which was primarily driven by higher loan volume.

General and Administrative

General and administrative expenses are incurred by our engineering and product development and other administrative teams to support the overall business.

Engineering and Product Development

Engineering and product development expense consists primarily of salaries, benefits and stock-based compensation expense for our engineering and product development team and the cost of subcontractors who work on the development and maintenance of our platform. Engineering and product development expense also includes non-capitalized hardware and software costs and depreciation and amortization of technology assets.

Engineering and product development expenses for the three months ended September 30, 2014 and 2013 were $9.2 million and $3.8 million, respectively, an increase of 140%. The increase was primarily due to a $3.6 million increase in personnel-related expenses resulting from increased headcount and contract labor expense as we enhanced our website tools and functionality and a $1.6 million increase in expensed equipment and software, support and maintenance and depreciation expense reflecting our continued investment in technology infrastructure.

Engineering and product development expenses for the nine months ended September 30, 2014 and 2013 were $23.0 million and $9.1 million, respectively, an increase of 151%. The increase was primarily due to a $9.7 million increase in personnel-related expenses resulting from increased headcount and contract labor expense as we enhanced our website tools and functionality and a $3.8 million increase in expensed equipment and software, support and maintenance and depreciation expense reflecting our continued investment in technology infrastructure.

During the three and nine months ended September 30, 2014, we capitalized $3.4 million and $8.2 million of software development costs, respectively. During the three and nine months ended September 30, 2013, we capitalized $0.9 million and $2.0 million of software development costs, respectively. These costs generally are amortized over a three-year period.

Other

Other general and administrative expense consists primarily of salaries, benefits and stock-based compensation expense for our accounting and finance, business development, legal, human resources and facilities staff, professional fees related to legal and accounting, facilities expense and compensation expense related to the acquisition of Springstone. Other general and administrative expenses for the three months ended September 30, 2014 and 2013 were $22.6 million and $5.5 million, respectively, an increase of 312%. The increase was primarily due to a $11.7 million increase in compensation expense, $3.5 million of which was the amortization of the compensation arrangement related to certain key continuing employees of Springstone with the remainder primarily related to an increase in headcount and stock based compensation expense and a $2.6 million increase in professional services and amortization of intangibles.

Other general and administrative expenses for the nine months ended September 30, 2014 and 2013 were $55.9 million and $13.3 million, respectively, an increase of 320%. The increase was primarily due to a $26.7 million increase in compensation expense, $6.4 million of which was the amortization of the compensation arrangement related to certain key continuing employees of Springstone with the remainder primarily related to an increase in headcount and stock based compensation expense, a $8.3 million increase in professional services and amortization of intangibles and a $2.1 million increase in contingent legal liabilities.

Springstone Acquisition

As a result of the closing of the Acquisition, Springstone became our wholly owned subsidiary and we have included the financial results of Springstone in the consolidated financial statements from the date of acquisition. The financial results of Springstone are included in our consolidated financial statements from April 17, 2014, the date of acquisition.

Under the terms of the purchase agreement, the sellers received at the closing an aggregate of $113 million in cash and $25 million worth of shares of our Series F convertible preferred stock. In connection with the acquisition, we also paid $2.4 million for transaction costs incurred by Springstone. For accounting purposes, the purchase price was $111.8 million, which was comprised of $109.0 million in cash and shares of Series F convertible preferred stock with an aggregate value of $2.8 million. To secure the retention of certain key employees, a total of $25.6 million comprised of $22.1 million of shares of Series F convertible preferred stock (“Escrow Shares”) and $3.5 million of cash were placed in a third-party escrow and are subject to certain vesting and forfeiture conditions applicable to these employees continuing employment over a three-year period from the closing. These amounts will be accounted for as a compensation arrangement and expensed over the three-year vesting period. Additionally, $19.0 million of the cash consideration and certain Escrow Shares were placed in a third-party escrow for 15 months from the closing date to secure, in part, the indemnification obligations of the sellers under the purchase agreement. We funded the cash portion of the purchase price with proceeds from our Series F convertible preferred stock financing and a $50.0 million term loan with a syndicate of lenders led by Morgan Stanley Senior Funding, Inc.

Income Taxes

For the three and nine months ended September 30, 2014, we recorded $0.4 million and $1.1 million of income tax expense, respectively. The $1.1 million of income tax expense related to the amortization of tax deductible goodwill from the Acquisition which gives rise to an indefinite-lived deferred tax liability. There was no income tax benefit recorded on the pre-tax loss due to an increase in the deferred tax asset valuation allowance. We recorded no income tax expense for the nine month period ended September 30, 2013 because the corporate income tax liabilities due on our taxable income were offset by usage of prior years’ net operating losses and tax credit carryforwards.

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

Liquidity and Capital Resources

From inception through September 30, 2014, we have raised approximately $168.0 million, net of issuance costs, through preferred stock financings. Historically, we have funded our operations with proceeds from debt financing, preferred stock issuances and common stock issuances. For the nine months ended September 30, 2014 and 2013, we generated positive cash flows from operations.

At September 30, 2014, we had $82.7 million in available cash and cash equivalents. We primarily hold our excess unrestricted cash in short-term interest-bearing money market funds at highly-rated financial institutions. We believe that our current cash position is sufficient to meet our current liquidity needs for at least the next twelve months.

At September 30, 2014, we had $25.2 million in restricted cash that consisted primarily of pledged cash of $3.0 million as security for our primary issuing bank, $3.4 million for an investor as part of a credit support agreement, $16.8 million of cash received from investors and not yet applied to their accounts and $1.5 million as security for a correspondent bank that clears our borrowers’ and investors’ cash transactions.

At September 30, 2014, the net outstanding balance on the term loan was $49.2 million. This term loan matures on April 16, 2017 and requires principal payments of $0.3 million per quarter, with the remaining then unpaid principal amount payable at maturity. The weighted average interest rate on the term loan was 2.57% and 2.65% for the three and nine months ended September 30, 2014, respectively. At September 30, 2014, we were in compliance with the leverage ratio covenant.

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands).

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in)
Operating activities	$35,395	$16,202
Investing activities (1)	(925,478)	(782,338)
Financing activities (1)	923,458	775,771

Net increase in cash	$33,375	$9,635

(1)	Cash used in investing activities includes the purchase of loans and repayment of loans originated through our marketplace. Cash provided by financing activities includes the issuance of notes and certificates to investors and the repayment of those notes and certificates. These amounts generally correspond to each other.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was $35.4 million. Cash flow provided by operating activities was primarily driven by changes in certain components of our working capital, including a decrease in other assets of $13.2 million that was primarily related to payments of receivables due from investors, and an increase in accrued expenses and other liabilities of $10.8 million. Additionally, $10.4 million of net cash provided by operating activities was generated by the net loss for the nine months ended September 30, 2014 of $23.9 million, adjusted for non-cash stock-based compensation and warrant expense of $25.9 million, depreciation and amortization expense of $6.6 million and non-cash changes in the fair values of servicing assets and liabilities of $1.8 million, net. Also included in cash flows from operations were the purchases and sales of loans that we intended to sell, along with the gain or loss on such sales, and changes in accrued interest receivable and payable, which largely offset one another.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $925.5 million. Cash used in investing activities primarily resulted from $1.5 billion of cash used to purchase loans at fair value, $109.5 million for the Springstone acquisition, $15.0 million of purchases of property, equipment and software and a $11.4 million increase in restricted cash, partially offset by $739.5 million of principal payments received on loans at fair value.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $923.5 million. Cash provided by financing activities primarily resulted from $1.5 billion of proceeds from issuance of notes and certificates, $64.8 million net proceeds from our sale of Series F convertible preferred stock in connection with the Springstone acquisition, $49.8 million of net proceeds from the issuance of a term loan and an $12.9 million increase in the amount payable to investors, partially offset by $732.3 million in principal payments made on notes and certificates.

Term Loan

In connection with the Springstone acquisition, we entered into a Credit and Guaranty Agreement with several lenders in April 2014, under which the lenders made a $50.0 million term loan to us. In connection with our entry into the credit agreement, we entered into a Pledge and Security Agreement with Morgan Stanley Senior Funding, Inc.

The term loan matures in April 2017 and requires principal payments of $0.3 million per quarter plus interest, with the remaining then-unpaid principal amount payable at maturity. The term loan can be prepaid at any time without premium or penalty, subject to a minimum prepayment of $1.0 million. The term loan is required to be prepaid in certain circumstances, including upon sales of assets other than loans and upon the issuance of debt (other than notes and certificates) or redeemable capital stock. Borrowings under the credit agreement accrued interest at a weighted-average rate of 2.57% and 2.65% per annum for the three and nine months ended September 30, 2014, respectively.

The term loan is also guaranteed by Springstone and LCA and is secured by a first priority lien and security interest in substantially all of our and our subsidiaries’ assets, not otherwise pledged or restricted, subject to certain exceptions.

The credit and pledge agreements contain certain affirmative and negative covenants applicable to us and our subsidiaries. These include restrictions on our ability to make certain restricted payments, including restrictions on our ability to pay dividends, incur indebtedness, place liens on assets, merge or consolidate, make investments and enter into certain transactions with our affiliates. The credit agreement also requires us to maintain a maximum total leverage ratio (as defined in the credit agreement) of 5.50:1 initially, and decreasing to 3.50:1 after September 30, 2015 (on a consolidated basis). The total leverage ratio as of September 30, 2014 was 2.25:1.

The credit agreement also contains customary events of default, including nonpayment of principal when due, nonpayment of interest, fees or other amounts after a grace period, material inaccuracies of representations and warranties and breaches of covenants, subject in certain cases to a grace period, cross-default to defaults in indebtedness in excess of $25.0 million, bankruptcy, judgments, change in control and other material events. The credit agreement and ancillary agreements provide customary remedies upon an event of default.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the fiscal year ended December 31, 2013 or the nine months ended September 30, 2014.

Contingencies

Loan Funding Commitments

For loans listed in the marketplace as a result of direct marketing efforts, we have committed to invest in such loans if investors do not provide funding for all or a portion of such loans. At September 30, 2014, there were 722 such loans in the marketplace with an unfunded balance of $9.0 million. All of these loans were fully funded by investors by October 8, 2014.

In connection with transitional activities related to the Acquisition, in June 2014 we entered into a contingent loan purchase agreement with an issuing bank that originates loans facilitated by Springstone and a third-party investor that has agreed to purchase certain of those loans from such bank (“Contingent Loan Purchase Commitment”). The Contingent Loan Purchase Commitment provides that we will purchase such loans from the bank if the third-party investor defaults on its loan purchase obligations to the bank through December 31, 2014. The Contingent Loan Purchase Commitment limits the aggregate amount of such loan originations from inception of the Contingent Loan Purchase Commitment through December 31, 2014 to a maximum of $5.0 million. As of September 30, 2014, the amount remaining under the overall limit on the cumulative amount of such loan originations through December 31, 2014 was $2.2 million. We were not required to purchase any such loans pursuant to the Contingent Loan Purchase Commitment during the quarter ended September 30, 2014. We do not expect we will be required to purchase any such loans under the Contingent Loan Purchase Commitment through its expiration on December 31, 2014.

Credit Support Agreement

We are subject to a credit support agreement with a Certificate investor. The credit support agreement requires us to pledge and restrict cash in support of this contingent obligation to reimburse the investor for cumulative credit losses on loans underlying the investor’s Certificate, that are in excess of a specified, aggregate cumulative loss threshold. We are currently obligated to pledge cash, not to exceed $5.0 million, to support this contingent obligation, which cash balance is premised upon the investor’s certificate purchase volume. As of September 30, 2014, cash of approximately $3.4 million was pledged and restricted to support this contingent obligation. The amount pledged and restricted to support this contingent obligation has not changed since July 31, 2013.

As of September 30, 2014, the credit losses pertaining to the investor’s Certificate have not exceeded the specified threshold, nor are future credit losses expected to exceed the specified threshold, and thus no expense or liability has been recorded. If losses related to the credit support agreement are later determined to be likely to occur and are reasonably estimable, results of operations could be affected in the period in which such losses are recorded.

Legal

In the second quarter of 2014, we offered to settle a dispute with a consultant that previously performed work for us. The dispute arose over how much compensation for the work performed was to be provided in cash and in equity and as to equity what valuations were to be used. In the third quarter of 2014, we amended our offer to the claimant for 120,000 shares of our common stock and cash consideration of $215,000. Subsequent to September 30, 2014, this offer was further amended to 80,000 shares of our common stock, an option to purchase 40,000 shares of our common stock, and cash consideration of $215,000.

During the second quarter of 2014, we also received notice from the California Employment Development Department (“EDD”) that it had commenced an examination of our records concerning the employment relationship of certain individuals who performed services for us from 2011 through 2014. Based on the EDD’s determination, certain of these individuals should have been classified as employees with appropriate tax withholding and employer related taxes incurred and paid. The EDD has completed its examination and issued a Final Notice of Assessment, which serves as the EDD’s official notice of its determination relating to this matter. We intend to pay the assessment during the fourth quarter of 2014 and have recorded a liability for this payment as of September 30, 2014.

Additionally, we settled a claim, which arose in a prior quarter by a former employee who had asserted a claim of wrongful termination.

In connection with these matters, we recorded an additional net charge to operations of $0.2 million during the third quarter of 2014. As of September 30, 2014, the accrued liability for these matters was $1.9 million. This aggregate amount represents the probable estimate of tax and settlement liabilities. As settlements have been agreed upon, for the matters indicated above, during the quarter or subsequent to the quarter-end, we do not believe the ultimate liability for such matters will be significantly different from the accrued aggregate liability at September 30, 2014.

We received a Civil Investigative Demand from the Consumer Financial Protection Bureau (“CFPB”) dated June 5, 2014 related to the operations of Springstone. The purpose of the investigation is to determine whether Springstone is engaging in unlawful acts or practices in connection with the marketing, issuance, and servicing of loans for healthcare related financing. As of September 30, 2014, we had provided all of the documents requested by the CFPB. We are continuing to evaluate this matter. As of September 30, 2014, there are no probable or estimable losses related to this matter.

In addition to the foregoing, we may be subject to legal proceedings and regulatory actions in the ordinary course of business. We do not anticipate that the ultimate liability, if any, arising out of any such matter will have a material effect on our financial condition, results of operations or cash flows.

Critical Accounting Policies

Our significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these accounting policies during the first nine months of 2014 except for our initial application of the acquisition method in accounting for a business combination, the accounting for intangible assets, including goodwill and the accounting for servicing assets and liabilities, as described below.

Goodwill and Intangible Assets

Goodwill represents the fair value of acquired businesses in excess of the aggregate fair value of the identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Our annual impairment testing date is April 1. We can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit (defined as business for which financial information is available and reviewed regularly by management) exceeds its carrying value. A qualitative assessment may consider macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital, or company specific factors such as market capitalization in excess of net assets, trends in revenue generating activities and merger or acquisition activity.

If we elect to bypass qualitatively assessing goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, management will estimate the fair values of our reporting units and compare them to their carrying values. The estimated fair values of the reporting units will be established using an income approach based on a discounted cash flow model or a market approach which compares each reporting unit to comparable companies in their respective industries.

Intangible assets are amortized over their useful lives in a manner that best reflects their economic benefit. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We do not have any indefinite-lived intangible assets.

Servicing Asset/Liability

We record servicing assets and liabilities at their estimated fair values when we sell whole loans to unrelated third-party whole loan buyers or when the servicing contract commences. The gain or loss on a loan sale is recorded in “Other Revenue” while the component of the gain or loss that is based on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee is recorded as an offset in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Other Assets” and “Accrued Expenses and Other Liabilities,” respectively, on the condensed consolidated balance sheets. Over the life of the loan, changes in the estimated fair value of servicing assets and liabilities are reported in “Servicing Fees” on the condensed consolidated statement of operations in the period in which the changes occur.

We use a discounted cash flow model to estimate the fair value of the loan servicing asset or liability which considers the contractual servicing fee revenue we earn on the loans, estimated market rate servicing fee to service such loans, the current principal balances of the loans and projected servicing revenues over the remaining terms of the loans.

Impact of New Accounting Standards

In May, 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” which provides a single comprehensive revenue recognition model for all contracts with customers. The standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. This ASU is effective for annual reporting periods beginning after December 15, 2016 for public entities. Early adoption is not permitted. We are currently evaluating the impact of the new update on our condensed consolidated financial statements.

In August, 2014, FASB issued ASU 2014-13 “Consolidation (Topic 810)—Measuring the Financial Assets and The Financial Liabilities of a Consolidated Collateralized Financing Entity” to amend the existing standards. This ASU provides an alternative to current fair value measurement guidance to an entity that consolidates a collateralized financing entity (“CFE”) that has elected the fair value option for the financial assets and financial liabilities. If elected, the entity could measure both the financial assets and the financial liabilities of the CFE by using the fair value of the financial assets or financial liabilities, whichever is more observable. The election would effectively eliminate any measurement difference previously reflected in earnings and attributed to the reporting entity in the condensed consolidated statements of operations. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. We are currently evaluating the impact of the new update on our condensed consolidated financial statements.

Statistical Information on the Standard Program Loan Portfolio

The tables and charts set forth below relate only to loans issued under the standard program.

In regards to the following historical information, prior performance is no guarantee of future results or outcomes.

From inception to September 30, 2014, we facilitated standard program loans with an average original principal amount of $14,180 and an aggregate original principal amount of $5.6 billion. Out of 392,201 facilitated standard program loans, 70,207 standard program loans with an aggregate original principal amount of $852.7 million, or 15.33%, were fully paid as of September 30, 2014.

The following table presents aggregated information about standard program loans for the period from inception to September 30, 2014, grouped by the loan grade assigned by us:

Standard Program Loans Issued from Inception to

September 30, 2014 by Grade

Loan Grade	Number of Loans	Average Interest Rate	Total Amount Issued
A1	8,718	6.00%	$108,001,575
A2	8,751	6.57%	107,857,625
A3	10,358	7.46%	137,996,925
A4	15,936	7.83%	211,421,125
A5	17,947	8.71%	247,819,250
B1	19,606	9.74%	246,709,250
B2	23,078	10.78%	303,022,575
B3	27,739	11.71%	354,343,950
B4	26,260	12.49%	346,530,125
B5	21,206	13.08%	269,108,725
C1	22,218	13.70%	292,166,450
C2	22,178	14.30%	301,762,750
C3	21,112	14.85%	303,567,650
C4	19,859	15.43%	294,370,350
C5	18,723	16.06%	284,990,050
D1	15,974	16.71%	233,261,450
D2	14,373	17.30%	204,757,300
D3	12,544	17.82%	183,072,825
D4	11,723	18.38%	183,477,575
D5	9,764	19.04%	158,164,650
E1	7,397	19.52%	125,552,825
E2	7,215	20.15%	125,243,475
E3	5,803	20.74%	102,697,150
E4	4,999	21.40%	90,093,000
E5	4,309	22.04%	75,512,025
F1	3,397	22.78%	59,021,025
F2	2,585	23.20%	48,132,825
F3	2,380	23.76%	41,738,675
F4	1,789	24.05%	33,697,675
F5	1,336	24.36%	27,032,525
G1	950	24.66%	19,320,950
G2	726	24.81%	14,708,525
G3	523	24.94%	10,952,200
G4	381	24.40%	8,214,750
G5	344	24.49%	6,899,500

Total	392,201	13.96%	$5,561,219,300

The following table presents aggregated consumer reporting agency information for standard program loans issued from our inception to September 30, 2014, grouped by the loan grade assigned by us. This information is reported in the table as of the time of the loan application. As used in this table, “Delinquencies in the Last Two Years” means the number of 30+ days-past-due incidences of delinquency in the borrower’s credit file for the preceding two years from the date of loan application. We do not independently verify this information. All figures other than loan grade are agency reported at the time of application.

Consumer Reporting Agency Information for Standard Program Loans Issued from Inception to September 30, 2014, Grouped by Grade

Loan Grade	Average FICO	Average Open Credit Lines	Average Total Credit Lines	Average Revolving Credit Balance	Average Revolving Line Utilization	Average Inquiries in the Last Six Months	Average Delinquencies in the Last Two Years	Average Months Since Last Delinquency
A1	766	11	27	$14,506	27.58%	0	0	41
A2	749	11	27	15,390	33.14%	1	0	39
A3	739	11	26	16,969	37.98%	1	0	38
A4	729	11	26	16,597	42.95%	1	0	37
A5	721	11	26	17,583	46.71%	1	0	37
B1	712	11	25	15,843	49.33%	1	0	36
B2	706	11	25	16,204	52.41%	1	0	35
B3	701	11	24	15,451	54.91%	1	0	35
B4	697	11	25	15,539	56.10%	1	0	35
B5	694	11	24	14,808	57.26%	1	0	35
C1	693	11	25	15,390	57.90%	1	0	34
C2	692	11	24	15,164	59.29%	1	0	34
C3	691	11	25	15,778	59.49%	1	0	34
C4	689	11	25	16,078	61.11%	1	0	34
C5	687	11	25	16,219	61.77%	1	0	33
D1	685	11	25	15,681	62.72%	1	0	34
D2	684	11	24	15,644	62.82%	1	0	33
D3	684	11	24	15,580	63.06%	1	0	33
D4	684	11	24	15,997	64.01%	1	0	33
D5	683	11	25	16,635	64.64%	1	0	33
E1	683	11	25	16,337	65.07%	1	0	33
E2	683	11	25	16,646	64.86%	1	0	32
E3	681	11	25	17,146	66.20%	1	0	33
E4	681	11	25	17,463	66.69%	1	0	33
E5	680	11	25	17,651	66.71%	1	0	32
F1	679	11	25	17,268	67.48%	1	0	32
F2	679	12	25	17,339	67.20%	1	0	31
F3	678	11	24	16,308	66.87%	1	0	31
F4	678	12	25	17,040	67.58%	2	0	31
F5	677	12	26	18,286	68.43%	2	0	32
G1	676	12	26	18,103	67.66%	2	0	29
G2	675	12	26	20,211	69.14%	2	0	28
G3	676	12	26	18,933	70.41%	2	0	29
G4	674	13	29	22,375	68.26%	2	0	30
G5	672	13	28	28,432	70.10%	2	0	29
Average	699	11	25	$15,982	56.27%	1	0	34

The following table presents additional aggregated information for standard program loans issued from our inception to September 30, 2014, about current and paid off standard program loans, grouped by the loan grade assigned by us.

Loan Grade	Number of Current Loans	Current Loan Outstanding Principal ($)	Number of Loans Fully Paid	Fully Paid ($)	Fully Paid (%) of Issued Loans	Number of All Issued Loans	Total Origination Amount for All Issued Loans
A1	6,103	$58,465,341	2,040	$19,038,500	17.63%	8,718	$108,001,575
A2	5,817	57,107,790	2,358	20,703,925	19.20%	8,751	107,857,625
A3	6,916	73,531,296	2,805	27,527,650	19.95%	10,358	137,996,925
A4	10,885	111,986,592	4,092	42,894,500	20.29%	15,936	211,421,125
A5	12,854	139,745,756	4,033	44,984,650	18.15%	17,947	247,819,250
B1	14,888	144,883,467	3,553	38,593,725	15.64%	19,606	246,709,250
B2	17,345	170,805,382	4,301	50,776,050	16.76%	23,078	303,022,575
B3	20,461	192,839,703	5,390	63,504,600	17.92%	27,739	354,343,950
B4	19,390	195,149,576	4,929	58,495,100	16.88%	26,260	346,530,125
B5	15,385	153,759,107	4,106	47,385,075	17.61%	21,206	269,108,725
C1	16,274	169,239,152	3,994	46,642,875	15.96%	22,218	292,166,450
C2	16,542	184,809,138	3,751	44,814,725	14.85%	22,178	301,762,750
C3	16,185	198,280,508	3,060	37,787,775	12.45%	21,112	303,567,650
C4	15,180	193,864,205	2,855	35,962,600	12.22%	19,859	294,370,350
C5	14,377	192,051,179	2,698	34,472,850	12.10%	18,723	284,990,050
D1	12,036	153,412,866	2,347	29,270,650	12.55%	15,974	233,261,450
D2	10,483	131,444,441	2,265	27,234,125	13.30%	14,373	204,757,300
D3	9,238	117,179,294	1,912	24,617,325	13.45%	12,544	183,072,825
D4	8,664	118,271,969	1,728	23,583,400	12.85%	11,723	183,477,575
D5	7,114	99,748,300	1,521	22,771,850	14.40%	9,764	158,164,650
E1	5,467	81,860,245	1,037	16,396,250	13.06%	7,397	125,552,825
E2	5,266	80,100,159	1,058	17,002,425	13.58%	7,215	125,243,475
E3	4,205	65,750,839	865	14,179,200	13.81%	5,803	102,697,150
E4	3,544	55,173,261	734	12,846,650	14.26%	4,999	90,093,000
E5	3,056	46,074,774	624	10,858,425	14.38%	4,309	75,512,025
F1	2,391	34,965,202	487	8,536,525	14.46%	3,397	59,021,025
F2	1,750	27,741,625	412	7,592,075	15.77%	2,585	48,132,825
F3	1,668	24,902,583	325	5,994,175	14.36%	2,380	41,738,675
F4	1,202	19,353,223	253	4,798,050	14.24%	1,789	33,697,675
F5	865	15,006,456	192	3,982,125	14.73%	1,336	27,032,525
G1	609	10,690,936	147	3,127,675	16.19%	950	19,320,950
G2	482	8,558,310	107	2,101,675	14.29%	726	14,708,525
G3	350	6,726,704	76	1,538,750	14.05%	523	10,952,200
G4	223	4,451,945	82	1,617,375	19.69%	381	8,214,750
G5	199	4,050,081	70	1,055,400	15.30%	344	6,899,500

Total	287,414	$3,341,981,405	70,207	$852,688,725	15.33%	392,201	$5,561,219,300

The following graph presents the dollar weighted average interest rate for standard program loans issued from inception to September 30, 2014, by grade.

The following table presents outstanding standard program loan balances in dollars, delinquent standard program loan balances in dollars, principal amount of standard program loans charged-off during the quarter, delinquency rate and annualized charge-off rate as of September 30, 2014. This information excludes standard program loans that we classified as identity theft. In cases of verified identity theft, we write-off the standard program loan and pay the holder of the related notes or certificates an amount equal to the unpaid principal balances due. Dollars presented below in thousands.

Outstandings (1)

	2014-Q3	2014-Q2	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3
Total	$3,590,850	$3,118,617	$2,630,408	$2,189,446	$1,750,365	$1,377,064	$1,058,994	$805,763	$614,889	$464,367	$372,220	$300,982	$242,941
Grade A	474,847	409,525	352,276	295,722	230,596	199,205	167,636	130,845	108,620	89,352	74,014	56,698	45,181
Grade B	909,138	829,946	741,021	645,779	524,253	416,396	328,331	241,219	184,015	136,785	108,647	86,459	69,078
Grade C	1,001,528	878,362	736,004	595,967	471,686	351,184	253,472	169,706	122,985	89,615	70,357	57,785	47,470
Grade D	668,561	548,745	423,880	325,608	249,749	199,912	153,861	127,701	94,518	67,603	53,708	44,555	37,435
Grade E	359,814	299,648	239,745	200,315	166,245	130,030	99,329	86,250	65,673	50,562	41,236	34,243	26,804
Grade F	137,223	121,781	110,870	102,390	88,311	66,519	46,617	40,439	30,864	23,707	18,277	15,680	12,230
Grade G	39,739	30,610	26,612	23,665	19,525	13,818	9,748	9,603	8,214	6,743	5,981	5,562	4,743

Outstandings of Delinquent Loans (2)

	2014-Q3	2014-Q2	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3
Total	$50,114	$39,498	$33,644	$32,904	$24,628	$17,262	$14,850	$12,789	$9,587	$7,375	$5,527	$5,850	$5,502
Grade A	1,639	1,276	1,290	1,373	1,172	1,037	986	845	646	502	244	356	273
Grade B	8,380	6,064	5,981	6,243	4,975	3,485	2,866	2,283	1,852	1,449	1,283	1,110	1,061
Grade C	12,804	10,197	7,894	7,994	5,763	3,588	3,026	2,552	1,991	1,300	1,163	1,172	1,204
Grade D	11,818	8,752	7,599	7,215	5,393	3,964	3,605	2,870	2,070	1,492	1,163	1,364	1,279
Grade E	8,539	7,275	5,938	5,623	4,298	2,681	2,335	2,329	1,613	1,240	1,009	951	849
Grade F	5,654	4,778	3,719	3,552	2,502	1,970	1,450	1,461	1,014	1,086	438	582	532
Grade G	1,280	1,156	1,223	904	525	537	582	449	401	306	227	315	304

Charge-Off Amount (3)

	2014-Q3	2014-Q2	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3
Total	$32,856	$26,610	$25,788	$18,425	$12,500	$10,598	$8,950	$6,117	$4,878	$3,342	$3,366	$2,888	$1,757
Grade A	1,117	1,005	1,052	906	849	858	655	516	361	130	226	157	107
Grade B	5,265	4,908	5,228	3,692	2,731	2,156	1,833	1,265	932	709	602	551	366
Grade C	8,933	6,422	6,639	4,645	2,574	2,122	1,672	1,252	972	868	722	728	500
Grade D	7,342	6,007	5,531	4,105	2,724	2,585	1,880	1,283	853	694	653	588	378
Grade E	5,743	4,554	4,066	3,113	1,921	1,468	1,608	963	854	632	554	470	289
Grade F	3,621	2,718	2,707	1,661	1,261	992	1,029	607	736	220	372	288	64
Grade G	837	996	565	303	440	417	273	232	170	89	237	106	53

Delinquent Rate (4)

	2014-Q3	2014-Q2	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3
Total	1.40%	1.27%	1.28%	1.50%	1.41%	1.25%	1.40%	1.59%	1.56%	1.59%	1.48%	1.94%	2.26%
Grade A	0.35%	0.31%	0.37%	0.46%	0.51%	0.52%	0.59%	0.65%	0.59%	0.56%	0.33%	0.63%	0.60%
Grade B	0.92%	0.73%	0.81%	0.97%	0.95%	0.84%	0.87%	0.95%	1.01%	1.06%	1.18%	1.28%	1.54%
Grade C	1.28%	1.16%	1.07%	1.34%	1.22%	1.02%	1.19%	1.50%	1.62%	1.45%	1.65%	2.03%	2.54%
Grade D	1.77%	1.59%	1.79%	2.22%	2.16%	1.98%	2.34%	2.25%	2.19%	2.21%	2.17%	3.06%	3.42%
Grade E	2.37%	2.43%	2.48%	2.81%	2.59%	2.06%	2.35%	2.70%	2.46%	2.45%	2.45%	2.78%	3.17%
Grade F	4.12%	3.92%	3.35%	3.47%	2.83%	2.96%	3.11%	3.61%	3.29%	4.58%	2.40%	3.71%	4.35%
Grade G	3.22%	3.78%	4.60%	3.82%	2.69%	3.89%	5.97%	4.67%	4.88%	4.54%	3.79%	5.66%	6.41%

Annualized Charge-off Rate (5)

	2014-Q3	2014-Q2	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3
Total	3.66%	3.41%	3.92%	3.37%	2.86%	3.08%	3.38%	3.04%	3.17%	2.88%	3.62%	3.84%	2.89%
Grade A	0.94%	0.98%	1.19%	1.23%	1.47%	1.72%	1.56%	1.58%	1.33%	0.58%	1.22%	1.11%	0.95%
Grade B	2.32%	2.37%	2.82%	2.29%	2.08%	2.07%	2.23%	2.10%	2.03%	2.07%	2.22%	2.55%	2.12%
Grade C	3.57%	2.92%	3.61%	3.12%	2.18%	2.42%	2.64%	2.95%	3.16%	3.87%	4.11%	5.04%	4.22%
Grade D	4.39%	4.38%	5.22%	5.04%	4.36%	5.17%	4.89%	4.02%	3.61%	4.11%	4.86%	5.28%	4.04%
Grade E	6.38%	6.08%	6.78%	6.22%	4.62%	4.52%	6.47%	4.47%	5.20%	5.00%	5.37%	5.49%	4.32%
Grade F	10.55%	8.93%	9.77%	6.49%	5.71%	5.97%	8.83%	6.00%	9.54%	3.72%	8.14%	7.35%	2.09%
Grade G	8.42%	13.02%	8.49%	5.13%	9.02%	12.06%	11.21%	9.65%	8.27%	5.26%	15.83%	7.63%	4.44%

1)	Principal balance at quarter-end for standard program loans.
2)	Principal balance as of quarter-end for standard program loans that are “Late 31-120” or in Default status at quarter-end.
3)	Principal balance charged off during the quarter for standard program loans.
4)	Principal balance at quarter-end for standard program loans that are “Late 31-120” or in Default status at quarter-end divided by Principal balance at quarter-end.
5)	Principal balance charged off for standard program loans during the quarter multiplied by four then divided by principal balance at quarter-end.

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

Dollars Collected From Delinquent Loans (1)

	2014-Q3	2014-Q2	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3
Total	$2,656	$2,448	$2,660	$1,892	$1,207	$943	$1,029	$739	$652	$507	$681	$533	$424
Grade A	120	129	165	82	81	66	96	66	45	44	40	30	38
Grade B	474	492	533	392	244	159	237	151	161	128	143	109	78
Grade C	684	575	588	467	242	228	188	154	105	77	171	149	103
Grade D	627	539	609	410	291	187	191	156	139	106	137	122	106
Grade E	374	402	397	227	185	168	137	121	106	77	136	74	58
Grade F	303	233	256	251	141	71	111	51	62	61	33	27	27
Grade G	74	78	112	63	23	64	69	40	34	14	21	22	14

Recoveries (2)

	2014-Q3	2014-Q2	2014-Q1	2013-Q4	2013-Q3	2013-Q2	2013-Q1	2012-Q4	2012-Q3	2012-Q2	2012-Q1	2011-Q4	2011-Q3
Total	$2,637	$2,566	$1,733	$704	$463	$460	$549	$105	$78	$383	$89	$36	$91
Grade A	74	81	66	42	30	35	39	9	8	15	3	3	19
Grade B	405	462	377	126	83	66	120	10	2	76	10	6	5
Grade C	688	576	375	178	90	101	107	39	27	84	22	10	23
Grade D	575	533	369	150	104	103	113	11	14	110	15	6	15
Grade E	493	472	317	117	88	76	88	14	13	54	12	4	3
Grade F	307	355	199	68	47	59	58	8	2	24	18	4	23
Grade G	94	87	30	23	21	20	24	14	12	20	9	3	3

1)	Dollars collected during the quarter for standard program loans that are in “Late 31-120” or in Default status.
2)	Total payments received from borrowers of charged-off standard program loans and proceeds from sale of charged-off standard program loans.

Cumulative Charge-off Rate – 36 Month Standard Program Loans

The graph and corresponding tables below show the cumulative net lifetime charge-offs for standard program loans with original terms of 36 months by grade and by annual vintage booked from January 1, 2008 through September 30, 2014, as a percentage of the aggregate principal amount of originations. The charge-offs are tracked by annual vintage, meaning each line represents all 36 month standard program loans originated in that year.

Net Cumulative Lifetime Charge-off Rates by Booking Year

Standard Program Loans - Term: 36 Months      Grade: All

Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.3%	0.1%	0.1%	0.1%	0.1%
6	0.0%	0.9%	0.3%	0.3%	0.3%	0.2%
7	0.1%	1.3%	0.7%	0.5%	0.5%	0.4%
8	0.4%	1.6%	0.9%	0.7%	0.8%	0.6%
9	1.2%	2.2%	1.1%	0.9%	1.2%	0.8%
10	1.7%	2.8%	1.4%	1.1%	1.5%	1.1%
11	2.7%	3.2%	1.8%	1.4%	1.8%	1.3%
12	3.0%	3.6%	2.3%	1.6%	2.3%	1.5%
13	3.3%	4.0%	2.5%	1.9%	2.7%	1.7%
14	3.8%	4.5%	3.0%	2.1%	3.1%	1.9%
15	4.9%	4.8%	3.2%	2.4%	3.5%
16	5.7%	5.3%	3.5%	2.6%	3.9%
17	6.6%	5.5%	3.8%	2.8%	4.2%
18	7.1%	6.0%	4.0%	3.1%	4.5%
19	8.1%	6.2%	4.2%	3.4%	4.8%
20	8.9%	6.4%	4.4%	3.5%	5.0%
21	10.2%	6.8%	4.6%	3.7%	5.3%
22	10.9%	7.0%	4.8%	3.9%	5.5%
23	11.9%	7.3%	5.0%	4.0%	5.7%
24	12.3%	7.6%	5.1%	4.2%	5.9%
25	12.6%	7.9%	5.3%	4.3%	5.9%
26	13.0%	8.0%	5.4%	4.5%
27	13.3%	8.2%	5.5%	4.6%
28	13.6%	8.4%	5.6%	4.7%
29	13.9%	8.5%	5.7%	4.8%
30	14.0%	8.6%	5.8%	4.9%
31	14.1%	8.7%	5.8%	5.0%
32	14.2%	8.8%	5.9%	5.1%
33	14.3%	8.9%	6.0%	5.1%
34	14.5%	8.9%	6.1%	5.1%
35	14.6%	9.0%	6.1%	5.2%
36	14.7%	9.0%	6.2%

Net Cumulative Lifetime Charge-off Rates by Booking Year

Standard Program Loans - Term: 36 Months      Grade: A

Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.0%	0.0%	0.0%	0.1%	0.0%
6	0.0%	0.0%	0.0%	0.0%	0.2%	0.1%
7	0.0%	0.0%	0.0%	0.2%	0.4%	0.1%
8	0.1%	0.1%	0.0%	0.3%	0.6%	0.1%
9	0.1%	0.1%	0.1%	0.4%	0.7%	0.2%
10	0.1%	0.2%	0.2%	0.5%	0.8%	0.2%
11	0.1%	0.4%	0.2%	0.6%	1.0%	0.3%
12	0.6%	0.7%	0.4%	0.8%	1.2%	0.4%
13	0.6%	0.8%	0.5%	0.9%	1.4%	0.4%
14	0.6%	1.5%	0.6%	1.2%	1.6%	0.5%
15	0.8%	1.6%	0.6%	1.4%	1.8%
16	1.1%	1.8%	0.8%	1.5%	2.0%
17	1.1%	1.8%	0.9%	1.6%	2.2%
18	1.1%	2.1%	0.9%	1.7%	2.3%
19	1.8%	2.3%	1.0%	1.9%	2.4%
20	2.0%	2.4%	1.2%	2.0%	2.5%
21	2.0%	2.5%	1.3%	2.2%	2.6%
22	2.0%	2.5%	1.3%	2.3%	2.7%
23	2.1%	2.6%	1.4%	2.3%	2.8%
24	2.3%	2.8%	1.4%	2.4%	2.9%
25	2.3%	2.8%	1.4%	2.4%	3.0%
26	2.3%	3.0%	1.5%	2.5%
27	2.6%	3.1%	1.5%	2.6%
28	2.6%	3.3%	1.6%	2.6%
29	2.7%	3.4%	1.6%	2.7%
30	3.3%	3.4%	1.7%	2.8%
31	3.3%	3.5%	1.7%	2.8%
32	3.3%	3.5%	1.8%	2.8%
33	3.3%	3.6%	1.8%	2.9%
34	3.3%	3.6%	1.8%	2.9%
35	3.3%	3.6%	1.8%	2.9%
36	3.3%	3.6%	1.9%

Net Cumulative Lifetime Charge-off Rates by Booking Year

Standard Program Loans - Term: 36 Months      Grade: B

Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.2%	0.1%	0.0%	0.1%	0.0%
6	0.0%	0.8%	0.2%	0.2%	0.2%	0.1%
7	0.0%	1.2%	0.5%	0.4%	0.4%	0.2%
8	0.4%	1.4%	0.7%	0.6%	0.7%	0.3%
9	0.6%	1.6%	0.9%	0.8%	0.9%	0.5%
10	0.7%	2.4%	1.1%	1.1%	1.2%	0.7%
11	1.3%	2.9%	1.3%	1.3%	1.5%	0.8%
12	1.7%	3.0%	1.9%	1.4%	1.9%	1.0%
13	1.7%	3.4%	2.1%	1.6%	2.2%	1.2%
14	2.3%	3.8%	2.7%	1.7%	2.6%	1.3%
15	2.8%	4.2%	2.8%	2.0%	2.9%
16	3.0%	4.5%	3.0%	2.3%	3.3%
17	4.1%	4.8%	3.1%	2.5%	3.6%
18	4.3%	5.5%	3.1%	2.7%	3.9%
19	5.1%	5.5%	3.2%	3.0%	4.1%
20	6.5%	5.7%	3.5%	3.1%	4.4%
21	7.5%	5.8%	3.6%	3.3%	4.6%
22	7.9%	6.0%	3.8%	3.5%	4.8%
23	8.3%	6.3%	3.9%	3.6%	5.0%
24	8.7%	6.6%	4.1%	3.7%	5.1%
25	9.1%	6.8%	4.2%	3.9%	5.2%
26	9.5%	7.0%	4.2%	4.0%
27	9.6%	7.1%	4.3%	4.1%
28	9.7%	7.3%	4.3%	4.3%
29	10.0%	7.3%	4.4%	4.4%
30	10.1%	7.4%	4.5%	4.5%
31	10.2%	7.5%	4.6%	4.6%
32	10.2%	7.5%	4.7%	4.6%
33	10.2%	7.6%	4.7%	4.7%
34	10.3%	7.7%	4.8%	4.7%
35	10.5%	7.7%	4.8%	4.8%
36	10.6%	7.7%	4.9%

Net Cumulative Lifetime Charge-off Rates by Booking Year

Standard Program Loans - Term: 36 Months      Grade: C

Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.2%	0.3%	0.4%	0.1%	0.1%
6	0.2%	1.2%	0.5%	0.8%	0.3%	0.2%
7	0.2%	1.9%	0.7%	0.9%	0.5%	0.4%
8	0.2%	2.3%	1.0%	1.5%	0.9%	0.7%
9	0.9%	3.2%	1.1%	1.8%	1.4%	1.0%
10	1.6%	3.6%	1.4%	1.9%	1.8%	1.3%
11	1.9%	3.9%	2.1%	2.5%	2.2%	1.7%
12	2.2%	4.4%	2.5%	3.3%	2.7%	1.9%
13	2.4%	4.9%	2.8%	3.7%	3.2%	2.2%
14	3.5%	5.1%	3.4%	4.1%	3.8%	2.4%
15	4.1%	5.5%	3.7%	4.5%	4.3%
16	4.8%	5.9%	4.0%	4.8%	4.7%
17	6.1%	6.3%	4.5%	5.2%	5.1%
18	7.4%	6.4%	4.9%	5.5%	5.6%
19	8.0%	6.5%	5.2%	5.7%	5.9%
20	8.5%	6.7%	5.3%	6.0%	6.3%
21	9.9%	7.1%	5.5%	6.2%	6.6%
22	10.8%	7.5%	5.8%	6.6%	6.8%
23	11.7%	7.8%	5.9%	6.8%	7.0%
24	12.1%	8.0%	6.1%	7.0%	7.2%
25	12.2%	8.4%	6.2%	7.3%	7.3%
26	12.8%	8.4%	6.7%	7.4%
27	12.9%	8.6%	6.8%	7.6%
28	13.0%	8.8%	6.9%	7.7%
29	13.5%	9.0%	7.1%	7.8%
30	13.6%	9.1%	7.2%	7.9%
31	13.8%	9.2%	7.3%	8.1%
32	13.8%	9.4%	7.3%	8.1%
33	14.0%	9.4%	7.4%	8.2%
34	14.1%	9.6%	7.5%	8.2%
35	14.1%	9.6%	7.5%	8.2%
36	14.1%	9.6%	7.5%

Net Cumulative Lifetime Charge-off Rates by Booking Year

Standard Program Loans - Term: 36 Months      Grade: D

Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.5%	0.1%	0.2%	0.2%	0.2%
6	0.0%	1.0%	0.5%	0.4%	0.4%	0.6%
7	0.3%	1.3%	1.4%	0.9%	0.8%	1.0%
8	0.6%	1.7%	2.1%	1.1%	1.2%	1.6%
9	2.4%	2.8%	2.6%	1.4%	1.9%	2.1%
10	2.7%	3.6%	3.1%	1.6%	2.5%	2.6%
11	4.2%	4.3%	3.6%	2.1%	3.0%	3.1%
12	4.4%	4.6%	4.3%	2.6%	3.7%	3.5%
13	5.3%	5.2%	4.5%	3.1%	4.3%	3.9%
14	5.3%	5.6%	5.1%	3.4%	4.9%	4.3%
15	7.8%	5.9%	5.3%	3.6%	5.5%
16	8.3%	6.6%	5.7%	3.8%	6.1%
17	9.4%	6.8%	6.3%	4.1%	6.5%
18	9.4%	7.3%	6.5%	4.8%	7.0%
19	10.7%	7.5%	6.6%	5.4%	7.5%
20	11.8%	8.0%	7.1%	5.7%	8.0%
21	13.0%	8.6%	7.6%	5.8%	8.5%
22	14.5%	9.0%	7.8%	6.3%	8.9%
23	16.2%	9.5%	8.2%	6.5%	9.1%
24	16.8%	9.8%	8.3%	6.8%	9.3%
25	17.1%	10.1%	8.5%	7.0%	9.4%
26	17.4%	10.3%	8.6%	7.6%
27	18.1%	10.3%	8.8%	7.8%
28	19.2%	10.5%	8.9%	8.1%
29	19.3%	10.6%	9.1%	8.2%
30	19.3%	10.7%	9.2%	8.3%
31	19.5%	10.8%	9.3%	8.4%
32	19.8%	10.9%	9.3%	8.5%
33	19.9%	10.9%	9.4%	8.6%
34	20.1%	11.0%	9.6%	8.7%
35	20.1%	11.0%	9.7%	8.8%
36	20.2%	11.0%	9.8%

Net Cumulative Lifetime Charge-off Rates by Booking Year

Standard Program Loans - Term: 36 Months      Grade: E

Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.7%	0.2%	0.1%	0.0%	0.5%
6	0.0%	2.0%	0.4%	0.3%	0.5%	1.1%
7	0.0%	2.2%	0.7%	0.8%	0.6%	1.5%
8	0.1%	3.3%	1.0%	0.8%	1.4%	2.1%
9	0.6%	3.9%	1.1%	1.4%	2.1%	3.0%
10	1.1%	4.3%	1.2%	1.8%	2.5%	3.7%
11	3.6%	4.8%	1.8%	1.9%	3.4%	4.4%
12	4.5%	5.9%	2.3%	2.1%	4.1%	4.7%
13	4.8%	7.0%	3.4%	2.8%	5.4%	5.3%
14	4.8%	7.5%	4.2%	3.0%	6.1%	5.8%
15	5.6%	7.7%	5.8%	3.4%	6.8%
16	7.3%	8.8%	6.1%	3.4%	7.1%
17	7.8%	9.6%	6.6%	3.8%	7.4%
18	8.2%	10.4%	7.5%	4.5%	8.2%
19	8.9%	11.2%	8.2%	4.9%	8.4%
20	9.7%	11.2%	8.5%	5.5%	9.0%
21	10.7%	11.4%	8.7%	5.7%	9.2%
22	11.7%	11.7%	8.7%	6.0%	9.6%
23	12.2%	12.1%	8.7%	6.0%	10.1%
24	12.7%	12.1%	9.1%	6.2%	10.3%
25	13.0%	12.5%	9.5%	6.6%	10.5%
26	13.7%	12.9%	9.8%	7.4%
27	13.7%	13.4%	9.8%	7.5%
28	14.0%	13.5%	9.9%	7.6%
29	14.3%	13.7%	10.1%	8.1%
30	14.5%	14.0%	10.2%	8.2%
31	14.5%	14.0%	10.3%	8.2%
32	14.8%	14.0%	10.5%	8.3%
33	15.1%	14.2%	10.6%	8.5%
34	15.4%	14.2%	10.6%	8.5%
35	15.4%	14.2%	11.0%	8.5%
36	15.5%	14.2%	11.0%

Net Cumulative Lifetime Charge-off Rates by Booking Year

Standard Program Loans - Term: 36 Months      Grade: F+G

Mo #	Y2008	Y2009	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.2%
4	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.2%
5	0.0%	0.0%	0.0%	0.0%	0.6%	1.1%
6	0.0%	1.2%	0.4%	1.1%	0.6%	2.7%
7	0.0%	2.7%	3.6%	1.1%	0.9%	3.8%
8	1.6%	3.5%	5.1%	1.1%	2.1%	5.2%
9	2.6%	3.8%	5.8%	1.1%	4.3%	6.4%
10	4.6%	5.1%	6.2%	6.8%	4.3%	6.7%
11	6.0%	6.0%	9.4%	6.8%	4.8%	6.9%
12	6.0%	6.6%	11.6%	6.8%	7.5%	7.3%
13	6.0%	7.0%	11.6%	6.8%	8.6%	7.5%
14	7.4%	7.9%	11.6%	10.4%	9.6%	7.9%
15	9.5%	9.9%	13.4%	10.4%	10.4%
16	11.3%	10.2%	14.6%	10.4%	10.4%
17	11.9%	10.2%	14.6%	10.4%	10.4%
18	12.8%	10.8%	14.6%	10.8%	10.4%
19	15.5%	12.3%	15.4%	11.1%	10.4%
20	16.0%	12.9%	15.4%	11.1%	10.4%
21	19.2%	13.9%	15.4%	11.1%	11.3%
22	19.3%	13.9%	17.2%	14.4%	11.3%
23	21.7%	14.3%	17.7%	14.4%	11.9%
24	21.7%	15.0%	18.2%	15.4%	12.0%
25	22.9%	16.4%	19.4%	15.4%	12.0%
26	23.5%	16.9%	19.7%	16.6%
27	23.9%	18.1%	20.2%	16.6%
28	23.9%	18.3%	20.3%	17.2%
29	24.0%	18.4%	20.3%	17.2%
30	24.0%	18.7%	20.3%	17.7%
31	24.2%	18.7%	20.3%	17.7%
32	24.2%	18.8%	20.6%	17.7%
33	24.2%	19.4%	20.8%	17.7%
34	24.7%	19.4%	20.9%	17.7%
35	25.1%	19.4%	21.0%	17.7%
36	25.3%	19.4%	21.0%

Cumulative Charge-off Rate – 60 Month Standard Program Loans

The graph and corresponding tables below show the cumulative net lifetime charge-offs for standard program loans with original terms of 60 months by grade and by annual vintage booked from May 1, 2010 through September 30, 2014, as a percentage of the aggregate principal amount of originations. The charge-offs are tracked by annual vintage, meaning each line represents all 60 month standard program loans originated in that year.

Net Cumulative Lifetime Charge-off Rates by Booking Year

Standard Program Loans - Term: 60 Months      Grade: All

Mo #	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.2%	0.1%	0.1%
6	0.2%	0.5%	0.4%	0.3%
7	0.4%	0.9%	0.8%	0.5%
8	0.9%	1.4%	1.3%	0.9%
9	1.3%	2.0%	1.9%	1.3%
10	1.6%	2.7%	2.5%	1.7%
11	2.1%	3.4%	3.2%	2.1%
12	2.8%	3.8%	3.7%	2.5%
13	3.3%	4.6%	4.4%	2.8%
14	4.1%	5.0%	5.1%	3.0%
15	4.6%	5.7%	5.9%
16	5.3%	6.3%	6.6%
17	5.7%	6.9%	7.3%
18	6.1%	7.5%	7.9%
19	6.6%	8.0%	8.6%
20	6.9%	8.6%	9.3%
21	7.3%	9.0%	9.8%
22	7.6%	9.4%	10.3%
23	7.9%	9.9%	10.6%
24	8.3%	10.4%	10.9%
25	8.7%	10.8%	11.1%
26	9.2%	11.3%
27	9.6%	11.6%
28	10.1%	12.0%
29	10.3%	12.3%
30	10.6%	12.6%
31	10.9%	12.9%
32	11.1%	13.1%
33	11.3%	13.3%
34	11.5%	13.4%
35	11.6%	13.5%
36	11.8%	13.6%
37	12.0%	13.7%
38	12.3%	13.7%
39	12.4%
40	12.6%
41	12.7%
42	13.0%
43	13.1%
44	13.2%
45	13.3%
46	13.3%
47	13.4%
48	13.4%

Net Cumulative Lifetime Charge-off Rates by Booking Year

Standard Program Loans - Term: 60 Months      Grade: A

Mo #	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.0%	0.0%	0.0%
6	0.0%	0.0%	0.0%	0.0%
7	0.0%	0.0%	1.1%	0.0%
8	0.3%	0.0%	1.1%	0.2%
9	0.3%	0.0%	1.1%	0.2%
10	0.3%	0.0%	1.1%	0.3%
11	0.6%	0.0%	1.1%	0.6%
12	0.9%	0.0%	1.1%	0.9%
13	1.3%	0.6%	1.1%	0.9%
14	1.3%	0.6%	1.1%	1.1%
15	1.5%	0.6%	1.4%
16	1.5%	0.6%	1.4%
17	1.7%	0.6%	1.4%
18	1.9%	0.6%	1.4%
19	1.9%	0.6%	1.4%
20	1.9%	1.2%	2.0%
21	1.9%	1.7%	2.0%
22	1.9%	1.7%	2.0%
23	2.1%	2.2%	2.0%
24	2.1%	2.2%	2.0%
25	2.1%	2.2%	2.4%
26	2.1%	2.7%
27	2.1%	2.9%
28	2.1%	2.9%
29	2.4%	2.9%
30	2.4%	3.2%
31	2.4%	3.9%
32	2.5%	3.9%
33	2.5%	3.9%
34	2.5%	3.9%
35	2.5%	3.9%
36	2.7%	4.2%
37	2.7%	4.2%
38	2.7%	4.2%
39	2.8%
40	2.9%
41	2.9%
42	2.9%
43	3.4%
44	3.4%
45	3.5%
46	3.5%
47	3.5%
48	3.5%

Net Cumulative Lifetime Charge-off Rates by Booking Year

Standard Program Loans - Term: 60 Months      Grade: B

Mo #	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.0%	0.1%	0.0%
6	0.0%	0.2%	0.2%	0.1%
7	0.1%	0.4%	0.4%	0.2%
8	0.5%	0.6%	0.6%	0.4%
9	1.0%	1.0%	1.1%	0.7%
10	1.4%	1.4%	1.4%	0.8%
11	1.8%	1.7%	1.8%	0.9%
12	2.4%	1.9%	2.1%	1.2%
13	2.7%	2.2%	2.4%	1.3%
14	3.1%	2.5%	2.8%	1.5%
15	3.4%	2.9%	3.2%
16	3.7%	3.2%	3.4%
17	4.2%	3.6%	3.7%
18	4.7%	3.9%	4.1%
19	5.3%	3.9%	4.3%
20	5.5%	4.2%	4.7%
21	5.7%	4.4%	4.9%
22	6.2%	4.7%	5.1%
23	6.3%	5.3%	5.3%
24	6.5%	5.6%	5.5%
25	6.9%	5.8%	5.6%
26	7.4%	6.4%
27	7.6%	6.5%
28	7.6%	6.8%
29	7.8%	6.9%
30	8.2%	7.3%
31	8.6%	7.5%
32	8.7%	7.7%
33	8.9%	7.8%
34	8.9%	7.9%
35	8.9%	8.0%
36	9.2%	8.1%
37	9.3%	8.2%
38	9.5%	8.2%
39	9.7%
40	9.9%
41	10.0%
42	10.2%
43	10.2%
44	10.2%
45	10.3%
46	10.4%
47	10.4%
48	10.5%

Net Cumulative Lifetime Charge-off Rates by Booking Year

Standard Program Loans - Term: 60 Months      Grade: C

Mo #	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.3%	0.1%	0.1%
6	0.0%	0.9%	0.3%	0.2%
7	0.2%	1.3%	0.6%	0.3%
8	0.8%	1.6%	1.0%	0.5%
9	1.0%	2.3%	1.4%	0.8%
10	1.3%	3.0%	1.9%	1.1%
11	2.2%	3.4%	2.5%	1.3%
12	2.7%	3.8%	2.8%	1.6%
13	3.2%	4.3%	3.2%	1.8%
14	3.8%	4.8%	3.6%	2.0%
15	4.4%	5.4%	4.3%
16	5.1%	5.7%	4.8%
17	5.3%	6.1%	5.3%
18	5.7%	6.7%	5.9%
19	6.0%	6.8%	6.5%
20	6.2%	7.2%	7.1%
21	6.6%	7.5%	7.4%
22	7.0%	7.9%	7.6%
23	7.1%	8.2%	7.9%
24	7.4%	8.8%	8.1%
25	8.0%	9.3%	8.2%
26	8.5%	9.6%
27	8.9%	10.0%
28	9.2%	10.4%
29	9.5%	10.8%
30	9.6%	11.1%
31	9.8%	11.4%
32	9.8%	11.4%
33	9.9%	11.5%
34	10.1%	11.6%
35	10.4%	11.8%
36	10.7%	11.9%
37	11.0%	12.0%
38	11.1%	12.0%
39	11.3%
40	11.3%
41	11.4%
42	11.4%
43	11.6%
44	11.7%
45	11.7%
46	11.7%
47	11.7%
48	11.7%

Net Cumulative Lifetime Charge-off Rates by Booking Year

Standard Program Loans - Term: 60 Months      Grade: D

Mo #	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.1%	0.1%	0.0%
6	0.4%	0.4%	0.4%	0.3%
7	0.8%	1.0%	0.9%	0.5%
8	1.4%	1.6%	1.6%	0.9%
9	1.9%	2.3%	2.3%	1.3%
10	2.5%	3.2%	3.0%	1.7%
11	3.0%	4.2%	3.7%	1.9%
12	3.6%	4.6%	4.2%	2.2%
13	4.5%	5.3%	5.2%	2.5%
14	5.1%	5.9%	5.9%	2.7%
15	5.6%	6.5%	6.6%
16	6.6%	7.3%	7.6%
17	7.1%	8.1%	8.5%
18	7.3%	8.8%	9.1%
19	7.6%	9.7%	9.9%
20	7.9%	10.2%	10.9%
21	8.4%	10.6%	11.1%
22	8.6%	11.0%	11.7%
23	8.8%	11.5%	11.9%
24	9.5%	11.9%	12.1%
25	9.5%	12.5%	12.5%
26	10.0%	13.0%
27	10.3%	13.2%
28	11.0%	13.7%
29	11.2%	14.0%
30	11.4%	14.5%
31	11.7%	14.7%
32	12.0%	15.1%
33	12.2%	15.3%
34	12.4%	15.4%
35	12.4%	15.5%
36	12.5%	15.7%
37	12.7%	15.8%
38	12.8%	15.8%
39	12.8%
40	13.0%
41	13.0%
42	13.3%
43	13.5%
44	13.6%
45	13.9%
46	13.9%
47	14.0%
48	14.0%

Net Cumulative Lifetime Charge-off Rates by Booking Year

Standard Program Loans - Term: 60 Months      Grade: E

Mo #	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.0%	0.0%	0.0%
5	0.0%	0.6%	0.1%	0.1%
6	0.0%	0.7%	0.3%	0.4%
7	0.7%	1.3%	0.6%	0.6%
8	1.4%	1.7%	1.3%	1.1%
9	1.4%	2.6%	2.0%	1.7%
10	1.4%	3.1%	2.5%	2.2%
11	2.1%	3.8%	3.0%	2.7%
12	3.0%	4.4%	3.7%	3.1%
13	3.7%	5.4%	4.6%	3.6%
14	5.1%	5.6%	5.4%	4.1%
15	5.8%	6.5%	6.4%
16	7.1%	7.3%	7.2%
17	7.4%	7.9%	8.0%
18	7.9%	8.7%	8.7%
19	8.5%	9.4%	9.7%
20	8.8%	10.3%	10.5%
21	9.5%	10.6%	11.1%
22	9.6%	11.1%	11.9%
23	10.2%	11.8%	12.2%
24	11.0%	12.4%	12.7%
25	11.5%	12.8%	13.0%
26	12.1%	13.3%
27	12.8%	13.6%
28	13.5%	14.2%
29	13.9%	14.4%
30	14.0%	14.6%
31	14.3%	15.1%
32	14.5%	15.2%
33	14.8%	15.4%
34	15.0%	15.6%
35	15.5%	15.7%
36	15.6%	15.8%
37	15.7%	15.9%
38	16.1%	16.0%
39	16.1%
40	16.6%
41	16.8%
42	17.2%
43	17.3%
44	17.4%
45	17.5%
46	17.6%
47	17.8%
48	17.8%

Net Cumulative Lifetime Charge-off Rates by Booking Year

Standard Program Loans - Term: 60 Months      Grade: F+G

Mo #	Y2010	Y2011	Y2012	Y2013	Y2014
1	0.0%	0.0%	0.0%	0.0%	0.0%
2	0.0%	0.0%	0.0%	0.0%	0.0%
3	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.0%	0.1%	0.0%	0.0%
5	0.1%	0.2%	0.4%	0.2%
6	0.8%	0.2%	0.7%	0.5%
7	0.8%	0.7%	1.4%	1.2%
8	0.8%	1.5%	2.0%	1.9%
9	1.6%	2.3%	2.8%	2.8%
10	2.4%	3.4%	3.9%	3.9%
11	2.4%	4.7%	4.8%	4.7%
12	3.0%	5.5%	5.4%	5.5%
13	3.4%	7.1%	6.6%	6.0%
14	5.1%	8.1%	7.7%	6.4%
15	6.0%	8.9%	8.9%
16	6.4%	9.7%	9.8%
17	6.5%	10.7%	10.6%
18	7.2%	12.0%	11.2%
19	7.8%	12.9%	12.0%
20	8.7%	13.7%	12.7%
21	9.4%	14.9%	13.7%
22	10.0%	15.3%	14.4%
23	10.7%	15.7%	14.8%
24	10.8%	16.5%	15.2%
25	11.5%	16.7%	15.6%
26	11.9%	17.5%
27	12.8%	18.2%
28	13.9%	18.7%
29	14.4%	18.9%
30	14.9%	19.2%
31	15.2%	19.4%
32	15.9%	19.6%
33	16.5%	19.9%
34	16.9%	20.1%
35	17.0%	20.2%
36	17.3%	20.2%
37	17.7%	20.3%
38	18.1%	20.4%
39	18.4%
40	18.9%
41	18.9%
42	19.1%
43	19.2%
44	19.7%
45	19.7%
46	19.8%
47	19.9%
48	19.9%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates.

Interest Rate Sensitivity

We had cash and cash equivalents of $82.7 million as of September 30, 2014. These amounts were held primarily in cash on deposit with banks and interest-bearing money market accounts, which are short-term. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not reduce interest income because of the low rates currently earned on the liquid investments. Increases in short-term interest rates will modestly increase the interest income earned on the investments. Because the amounts, interest rates and maturities of loans are almost completely matched and offset by an equal amount of notes and certificates with the exact same interest rates and maturities, we believe that we do not have any material exposure to changes in the net fair value of our combined loan, note and certificate portfolios as a result of changes in interest rates.

We do not hold or issue financial instruments for trading purposes.

Fair Value of Financial Instruments

We use fair value measurements to record fair value adjustments to loans and the related notes and certificates that are recorded at fair value on a recurring basis. Loans and the related notes and certificates do not trade in an active market with readily observable prices. Accordingly, the fair value of loans and the related notes and certificates are determined using a discounted cash flow methodology utilizing assumptions market participants use for credit losses, changes in the interest rate environment and other factors. The fair value adjustments for loans are largely offset by the fair value adjustments of the notes and certificates due to the borrower payment dependent design of the notes and certificates and due to the total principal balances of the loans being very close to the combined principal balances of the notes and certificates. Accordingly, we do not have material exposure to market risk with respect to the fair value of these financial instruments.

We use fair value measurements to record fair value adjustments to loan servicing rights that are recorded at fair value on a recurring basis. Loan servicing rights do not trade in an active market with readily observable prices. Accordingly, the fair value of loan servicing assets and liabilities are determined using a discounted cash flow methodology utilizing assumptions market participants use for adequate servicing compensation, credit losses, discount rates and contractual fee income. We do not have a material exposure to market risk with respect to the fair value of these financial instruments.

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

There were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, please refer to Note 17—Commitments and Contingencies—Legal of the Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

In addition, you should consider the following:

RISKS RELATING TO LC AND THE LC PLATFORM

We have incurred substantial debt and may issue debt securities or otherwise incur substantial debt in the future, which may adversely affect our financial condition and negatively impact our operations.

We have in the past incurred, and may in the future incur, substantial debt. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenue is insufficient to repay debt obligations;

•	acceleration of obligations to repay the indebtedness (or other outstanding indebtedness), even if we make all principal and interest payments when due, if we breach any covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	diverting a substantial portion of cash flow to pay principal and interest on such debt, which would reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes; and

•	creating potential limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate.

The occurrence of any of these risks could adversely affect our operations or financial condition.

The increased scrutiny of third-party medical financing by governmental agencies may lead to increased regulatory burdens on Springstone and adversely affect our condensed consolidated financial statements.

Springstone, through its issuing bank partners, provides education and patient financing options, including for elective medical procedures. Recently, regulators increased scrutiny of third-party providers of financing for medical procedures that are generally not covered by health insurance. For example, in December 2013, the Consumer Financial Protection Bureau (“CFPB”) fined GE Capital Retail Bank $34.1 million for insufficient training, disclosures and practices related to their medical financing services. In addition, attorneys general in New York and Minnesota have conducted investigations on alleged abusive lending practices or exploitation regarding third-party medical financing services.

In June 2014, Springstone received a civil investigative demand from the CFPB for documents and other tangible items related to its programs that provide healthcare financing. If Springstone’s practices are ultimately found to be deficient, resulting in fines, penalties or increased burdens on Springstone’s activities, our consolidated operating costs could increase. Additionally, such regulatory inquiries or actions could damage Springstone’s and our reputations and limit Springstone’s ability to conduct operations, which could adversely affect our consolidated financial statements.

The adoption of any law, rule or regulation affecting this industry may also increase Springstone’s administrative costs, modify its practices to comply with applicable requirements and reduce its ability to participate competitively, which could have a material adverse effect on our consolidated revenue or results of operations.

Our platform and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our platform and internal systems rely on software that is highly technical and complex. In addition, our platform and internal systems depend on the ability of such software to store, retrieve, process and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors or bugs. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for borrowers and investors, delay introductions of new features or enhancements, result in errors or compromise our ability to protect borrower or investor data or our intellectual property. Any errors, bugs or defects discovered in the software on which we rely could result in harm to our reputation, loss of borrowers or investors, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

RISKS RELATING TO THE NOTES AND THE CORRESPONDING LOANS ON WHICH THE NOTES ARE DEPENDENT

If the credit decisioning and scoring models we use contain errors or are otherwise ineffective, our reputation and relationships with borrowers and investors could be harmed and our market share could decline.

Our ability to attract borrowers and investors to, and build trust in, our marketplace is significantly dependent on our ability to effectively evaluate a borrower’s credit profile and likelihood of default. To conduct this evaluation, we utilize credit decisioning and scoring models that assign each loan offered on our marketplace a grade and a corresponding interest rate. Our marketplace’s credit decisioning and scoring models are based on algorithms that evaluate a number of factors, including behavioral data, transactional data and employment information, which may not effectively predict future loan losses. If we are unable to effectively segment borrowers into relative risk profiles, we may be unable to offer attractive interests rates for borrowers and returns for investors. We refine these algorithms based on new data and changing macro and economic conditions. If any of these credit decisioning and scoring models contain programming or other errors, are ineffective or the data provided by borrowers or third parties is incorrect or stale, our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. While we have not incurred any material liabilities to date, if these errors were to occur in the future, investors may try to rescind their affected investments or decide not to invest in loans or borrowers may seek to revise the terms of their loans or reduce the use of our marketplace for loans.

If we were to become subject to a bankruptcy or similar proceeding, the right of payment of investors in our notes may be senior to the right of payment of our stockholders and there may not be value recoverable by our stockholders.

Under the terms of the notes offered through our marketplace, we are obligated to pay principal and interest on each note on a non-recourse basis only if and to the extent that we receive principal, interest or late fee payments from the borrower on the corresponding loan, but the notes become fully recourse to us if we fail to pay such obligation, which would include being prohibited from making such payments as a result of a bankruptcy or similar proceeding, or if we breach a covenant under the indenture governing the notes. In a bankruptcy or similar proceeding due to a default under current or future indebtedness, an action for repurchase or rescission of securities or other event, there is uncertainty regarding whether a holder of a note has any right of payment from our assets other than the corresponding loan. It is possible that a note holder could be deemed to have a right of payment from both the corresponding loan and from some or all of our other assets, in which case the note holder would have a claim to the proceeds of our assets that is senior to any right of payment of the holders of our common stock, regardless of whether we have received any payments from the underlying borrower, making it highly unlikely that there would be any value recoverable by our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have no publicly traded equity securities. At September 30, 2014, there were approximately 275 holders of record of our common stock. We have not paid cash dividends since our inception, and we do not anticipate paying cash dividends in the foreseeable future.

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

LENDINGCLUB CORPORATION

By:	/S/ RENAUD LAPLANCHE
Name:	Renaud Laplanche
Title:	Chief Executive Officer (principal executive officer)

By:	/S/ CARRIE DOLAN
Name:	Carrie Dolan
Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

Dated: November 5, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amendment to Restated Certificate of Incorporation dated September 5,2014 (incorporated by reference to Exhibit 3.1 of the Company’s 8-K, filed September 9, 2014)

10.1	Services Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.11 of the Company’s Amendment No. 1, Registration No. 333-198393, filed October 20, 2014)

10.2	Backup and Successor Servicing Agreement, dated as of September 15, 2011, by and between Portfolio Financial Servicing Company and LendingClub Corporation (incorporated by reference to Exhibit 10.13 of the Company’s Amendment No. 1, Registration No. 333-198393, filed October 20, 2014)

10.3	Form of Fund Subscription Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 1, Registration No. 333-198393, filed October 20, 2014 )

10.4	Form of Investment Advisory Agreement (incorporated by reference to Exhibit 10.25 of the Company’s Amendment No. 1, Registration No. 333-198393, filed October 20, 2014)

10.5	Form of Loan Purchase Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 1, Registration No. 333-198393, filed October 20, 2014)

10.6	Form of Loan Servicing Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 1, Registration No. 333-198393, filed October 20, 2014)

10.7	Form of Investor Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 1, Registration No. 333-198393, filed October 20, 2014)

10.8	Lease Agreement, dated as of May 17, 2013, by and between LendingClub Corporation and Forward One, LLC, as amended (incorporated by reference to Exhibit 10.22 of the Company’s S-1, Registration No. 333-198393, filed August 27, 2014)

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document