Form 10-K/A
period 2013-12-31
LendingClub Corp
filed 2014-12-04
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Explanatory Note

This Amendment No. 3 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”) originally filed on March 31, 2014 (the “Original Filing”) by LendingClub Corporation, a Delaware corporation (“Lending Club”, the “Company” or “we”). We are filing this Amendment as an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.6 and 10.7 filed with the Original Filing. This Amendment No. 3 is being filed solely to re-file Exhibits 10.6 and 10.7 and to amend and restate Item 15(a)(3) of the Form 10-K and the related Exhibit Index included in the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 3.

Except as described above, this Amendment No. 3 does not reflect events occurring after the filing of the Original Filing and no revisions are being made pursuant to this Amendment No. 3 to the Company’s financial statements or any other disclosure contained in the Form 10-K.

i

LENDINGCLUB CORPORATION AND SUBSIDIARIES

AMENDMENT NO. 3 TO

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2013

ii

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) Documents filed as part of this report:

(3) Exhibits.

Exhibits filed as part of this Amendment No. 3 to Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 4, 2014

LENDINGCLUB CORPORATION

By:	/s/ RENAUD LAPLANCHE
Renaud Laplanche
Chief Executive Officer

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation of LendingClub Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s 8-K, filed June 7, 2012)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s 8-K/A, filed on February 7, 2012)

3.3	Amended and Restated Bylaws of LendingClub Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed June 17, 2009)

4.1	Form of three-year Member Payment Dependent Note (included as Exhibit A in Exhibit 4.5) (incorporated by reference to Exhibit 4.3 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

4.2	Form of Indenture between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of the Company’s Amendment #3 to Form S-1, Registration No. 333-151827, filed October 9, 2008)

4.3	First Supplemental Indenture, dated July 10, 2009, between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 of the Company’s Post-Effective Amendment No. 3, Registration No. 333-151827, filed July 23, 2009)

4.4	Form of Investor Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-177230, filed October 7, 2010)

4.5	Second Supplemental Indenture, dated May 5, 2010, between LendingClub Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

4.6	Form of five-year Member Payment Dependent Note (included as Exhibit B in Exhibit 4.5) (incorporated by reference to Exhibit 4.5 of the Company’s Post-Effective Amendment No. 5, Registration No. 333-151827, filed May 5, 2010)

10.1	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-177230, filed October 7, 2011)

10.2	Form of Borrowership Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-177230, filed October 7, 2011)

10.3	LendingClub Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1, filed June 20, 2008)

10.4	Amendment No. 3 to LendingClub Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K, filed June 17, 2009)

10.5	Form of Warrant (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1, filed June 20, 2008)

10.6+	Second Amended and Restated Loan Sale Agreement, dated as of February 28, 2014, between LendingClub Corporation and WebBank

10.7+	Second Amended and Restated Loan Account Program Agreement, dated as of February 28, 2014, between LendingClub Corporation and WebBank

10.8	Hosting Services Agreement, dated as of October 6, 2008, between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K, filed June 17, 2009)

10.9	Services Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K, filed June 17, 2009)

10.10	License Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K, filed June 17, 2009)

Exhibit Number	Description

10.11	Series A Preferred Stock Purchase Agreement, dated as of August 21, 2007, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K, filed June 17, 2009)

10.12	Series B Preferred Stock Purchase Agreement, dated as of March 13, 2009, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K, filed June 17, 2009)

10.13	Series C Preferred Stock Purchase Agreement, dated as of April 14, 2010, by and among LendingClub Corporation, and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed April 14, 2010)

10.14	Series D Preferred Stock Purchase Agreement, dated as of July 24, 2011, by and among LendingClub Corporation and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed August 3, 2011)

10.15	Series E Preferred Stock Purchase Agreement, dated as of June 1, 2012, by and among LendingClub Corporation and each of those persons whose names are set forth on the Schedule of Purchasers attached thereto as Exhibit A (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed June 7, 2012)

10.16	Amended and Restated Investor Rights Agreement, dated as of June 1, 2012, by and among LendingClub Corporation and the Investors listed on Exhibit A thereto (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K, filed June 7, 2012)

10.17	Amended and Restated Voting Agreement, dated as of June 1, 2012, by and among LendingClub Corporation, those certain holders of the Company’s Common Stock listed on Exhibit A thereto, the persons and entities listed on Exhibit B thereto, and the persons and entities listed on Exhibit C thereto (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K, filed June 7, 2012)

10.18	Amended and Restated Right of First Refusal and Co-Sale Agreement, dated as of June 1, 2012, by and among LendingClub Corporation, each of the persons and entities listed on Exhibit A thereto, and each of the persons listed on Exhibit B thereto (incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K, filed June 7, 2012)

10.19†+	Backup and Successor Servicing Agreement, dated as of September 15, 2011, by and between Portfolio Financial Servicing Company and Lending Club Corporation. (incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.20	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.21	Form of Referral Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.22	Employment Letter by and between LendingClub Corporation and Carrie Dolan (incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.23	Employment Agreement by and between LendingClub Corporation and Renaud Laplanche, as amended (incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 1, Registration No. 333-177230, filed March 19, 2012)

10.24	Employment Agreement by and between LendingClub Corporation and Scott Sanborn (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K/A, Filed July 31, 2012)

10.25+	First Amendment to Amended and Restated Loan Account Program Agreement, June 4, 2013, by and between LendingClub Corporation and WebBank. (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-Q, Filed August 9, 2013)

10.26	First Amendment to Amended and Restated Loan Sale Agreement, June 4, 2013, by and between LendingClub Corporation and WebBank. (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-Q, Filed August 9, 2013)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K/A, Filed July 31, 2012)

Exhibit Number	Description

16.1	Letter from Armanino McKenna LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K, Filed April 11, 2011)

18.1	Preferability letter from independent Registered Public Accounting firm (incorporated by reference to Exhibit 18.1 of the Company’s Form 10-K, Filed June 29, 2011)

21.1**	Subsidiaries of LendingClub Corporation

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.7	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.8	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.
+	Confidential treatment requested
**	Previously Filed