Form 10-K
period 2014-12-31
LendingClub Corp
filed 2015-02-27
CIK 1409970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number: 001-36771

LendingClub Corporation

(Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

71 Stevenson Street, Suite 300
San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

(415) 632-5600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on December 11, 2014 as reported by the New York Stock Exchange on such date was approximately $4,873.9 million. The registrant has elected to use December 11, 2014, which was the initial trading date on the New York Stock Exchange, as the calculation date because on June 30, 2014 (the last business day of the registrant’s mostly recently completed second fiscal quarter), the registrant was a privately-held company. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 25, 2015, there were 371,991,134 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

LENDINGCLUB CORPORATION

Annual Report On Form 10-K

For Fiscal Year Ended December 31, 2014

Except as the context requires otherwise, including in the financial statements of Springstone Financial, LLC, as used herein, “Lending Club,” “company”, “we,” “us,” and “our,” refer to LendingClub Corporation, a Delaware corporation, and, where appropriate, its wholly owned subsidiaries, which include:

•	LC Advisors, LLC (LCA), a registered investment advisor that acts as the general partner for certain private funds and advisor to separately managed accounts.

•	Springstone Financial, LLC (Springstone), a company we acquired in April 2014 that facilitates education and patient finance loans.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 29A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K (Report) regarding borrowers, credit scoring, Fair Isaac Corporation (“FICO”) or other credit scores, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “will,” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	the status of borrowers, the ability of borrowers to repay loans and the plans of borrowers;

•	interest rates and origination fees on loans charged by issuing banks;

•	the available functionality of a secondary market trading program for notes;

•	expected rates of return provided to investors;

•	our ability to successfully integrate our acquisition of Springstone Financial, LLC (Springstone), including our ability to expand the number of providers that use the products provided through Springstone;

•	the likelihood of us having to fund contingent commitments, including commitments made to Springstone’s issuing bank and a credit support agreement we have entered into with a certificate investor;

•	the potential impact of having to fund any such contingent commitments;

•	transaction fee revenue we expect to recognize when loans are originated by our banking partner;

•	our financial condition and performance, including our ability to remain cash flow positive and the impact that management’s estimates have on our financial performance;

•	our ability to retain and hire employees and appropriately staff our operations;

•	our ability to prevent security breaches, disruptions in service or comparable events that could compromise the personally identifiable or confidential information held in our data systems, reduce the attractiveness of the marketplace or adversely impact our ability to service loans;

•	our ability to prevent and detect identity theft;

•	our ability to develop and maintain effective internal controls;

•	our compliance with applicable local, state and federal laws, including the Investment Advisors Act of 1940, the Investment Company Act of 1940 and other laws;

•	our compliance with applicable regulations and regulatory developments affecting our marketplace; and

•	our estimate of future consumer credit that would meet our standard or custom program credit terms.

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

PART I

Item 1. Business

Our Mission

Transforming the banking system to make credit more affordable and investing more rewarding.

Overview

Lending Club is the world’s largest online marketplace for connecting borrowers and investors. As of December 31, 2014, our marketplace facilitated over $7.6 billion in loan originations since it first launched in 2007, of which approximately $2.0 billion were invested in through notes issued pursuant to a shelf registration statement (the Note Registration Statement), $2.9 billion were invested in through certificates issued by an independent trust (Trust) and $2.7 billion were invested in through whole loan sales. In the fourth quarter of 2014, our marketplace facilitated over $1.4 billion of loan originations, of which approximately $0.2 billion were invested in through notes, $0.4 billion were invested in through certificates and $0.8 billion were invested in through whole loan sales. We believe a technology-powered online marketplace is a more efficient mechanism to allocate capital between borrowers and investors than the traditional banking system. Consumers and small business owners borrow through Lending Club to lower the cost of their credit and enjoy a better experience than traditional bank lending. Investors use Lending Club to earn attractive risk-adjusted returns from an asset class that has generally been closed to many investors and only available on a limited basis to institutional investors.

Our marketplace is where borrowers and investors engage in transactions relating to standard or custom program loans. Standard Program Loans which are part of the Standard Loan Program, are three- or five-year unsecured personal loans which are offered to borrowers with a FICO score of at least 660 and that meet other strict credit criteria. These loans can be invested in through the purchase of notes issued pursuant to a Note Registration Statement, and are only available through our website. Separately, qualified investors may also invest in Standard Program Loans in private transactions not facilitated through our website. Custom Program Loans are only invested in through private transactions with qualified investors and cannot be invested in through notes and are not visible through our public website. Custom Program Loans include small business loans, super prime consumer loans, education and patient finance loans and personal loans that do not meet the requirements of Standard Program Loans.

We have developed our proprietary technology platform to support our marketplace and make available a variety of loan products to interested investor channels. Our proprietary technology automates key aspects of our operations, including the borrower application process, data gathering, credit decisioning and scoring, loan funding, investing and servicing, regulatory compliance and fraud detection. Our platform offers sophisticated analytical tools and data to enable investors to make informed decisions and assess their portfolios. Our extensible technology platform has allowed us to expand our offerings from personal loans to include small business loans, and to expand investor classes from individuals to institutions and create various investment vehicles.

We generate revenue from transaction fees from our marketplace’s role in matching borrowers with investors to enable loan originations, servicing fees from investors and management fees from investment funds and other managed accounts. We do not assume credit risk or use our own capital to invest in loans facilitated by our marketplace, except in limited circumstances and in amounts that are not material. The capital to invest in the loans facilitated through our marketplace comes directly from a wide range of investors, including retail investors, high-net-worth individuals and family offices, banks and finance companies, insurance companies, hedge funds, foundations, pension plans and university endowments, and through a variety of channels, such as borrower payment dependent investment securities and whole loan purchases.

Industry Background and Trends

There is an opportunity for the online marketplace model to transform the traditional banking system. We believe a transparent and open marketplace where borrowers and investors have access to information, complemented by technology and tools, can make credit more affordable, redirect existing pools of capital trapped inside the banking system and attract new sources of capital to a new asset class. We believe that online marketplaces have the power to facilitate more efficient deployment of capital and improve the global economy.

Personal and Small Business Lending Is Essential to the Economy

We believe the ability of individuals and small businesses to access affordable credit is essential to stimulating and sustaining a healthy, diverse and innovative economy. Lending to consumers provides financial flexibility and gives households better control over when and how to purchase goods and services. While borrower appetite for consumer and small business credit has typically remained strong in most economic environments, general economic factors and conditions, including the general interest rate environment and unemployment rates, may affect borrower willingness to seek loans and investor ability and desire to invest in loans.

Borrowers Are Inadequately Served by the Current Banking System

We believe the traditional banking system generally is burdened by its high fixed cost of underwriting and services, in part due to its physical infrastructure and labor- and paper-intensive business processes, compounded by an increasingly complex regulatory environment. As a result, we believe the traditional banking system is ill-suited to meet personal and small business demand for small balance loans and has instead relied heavily on issuing credit cards, which require less personalized underwriting and have higher interest rates. While credit cards are convenient as a payment mechanism, they are an expensive long-term financing solution. Borrowers who carry a balance on their cards are often subject to high, variable interest rates and the possibility of incurring additional fees and penalties. Additionally, many borrowers are charged the same high interest rates on their balances, regardless of an individual’s specific risk profile, so low risk borrowers often subsidize high risk borrowers. In the limited instances when traditional banks make personal loans available, the loan application process is often opaque, frustrating and time consuming.

Investors Have Limited Options to Participate in Personal and Small Business Credit

Historically, access to most personal and small business loans as an investment product was limited to the banks that hold loans on their balance sheet or to structured securitized products that were syndicated to large institutional investors. Depositors effectively fund the loans made by the banking system, but they share little in the direct returns of these loans as evidenced by the low yields on various fixed income investment or deposit products offered by banks. We believe many investors generally lack the size and access to invest in structured products directly and are unable to invest in personal and small business credit in a meaningful way. While institutional investors have had some access to this market, most have lacked the tools to customize portfolios to their specific risk tolerance, which is a feature of our marketplace and products. As a result, we believe additional capital that could be invested in personal and small business loans has largely been locked out of the market.

Online Marketplaces Have Proliferated Throughout the Economy

Online marketplaces have emerged to connect buyers and sellers across many industries to increase choice, improve quality, accelerate the speed of decision making and lower costs. We believe a successful online marketplace must act as a trusted intermediary providing transparency, security, supply and demand balance and ease of use to give marketplace participants an incentive to interact and the confidence to do business together. Initial online marketplaces connected buyers and sellers of goods and services—primarily moving demand from offline to online and making the transaction process more efficient. Online marketplaces have more recently evolved to unlock supply and demand that could not previously be matched in an efficient manner offline. The “sharing economy,” a term that describes this new marketplace trend, enables a better use of resources by allowing owners of underutilized assets to offer them to people who want them while capturing an economic benefit.

Our Solution

We are the world’s largest online marketplace connecting borrowers and investors. Our technology platform supports this innovative marketplace model to efficiently connect the supply and demand of capital. Our marketplace also substantially reduces the need for physical infrastructure and improves convenience and automation, increasing efficiency, reducing manual processes and improving the overall borrower and investor experience.

We believe that our marketplace provides the following benefits to borrowers:

•	Access to Affordable Credit. Our innovative marketplace model, online delivery and process automation enable us to offer borrowers interest rates that are generally lower on average than the rates charged by traditional banks, credit cards or installment loans.

•	Superior Borrower Experience. We offer a fast and easy-to-use online application process and provide borrowers with access to live support and online tools throughout the process and over the life of the loan.

•	Transparency and Fairness. All of the installment loans offered through our marketplace feature a fixed rate that is clearly disclosed to the borrower during the application process, with fixed monthly payments, no hidden fees and the ability to prepay the balance at any time without penalty. Our platform utilizes a computerized, rules-based engine for credit decisioning, which removes the human bias associated with reviewing applications.

•	Fast and Efficient Decisioning. We leverage online data and technology to quickly assess risk, determine a credit rating and assign appropriate interest rates quickly.

We believe that our marketplace provides the following benefits to investors:

•	Access to a New Asset Class. All investors can invest in personal loans facilitated through our Standard Loan Program. Additionally, qualified investors can invest in loans facilitated through our Custom Loan Program in private transactions. These asset classes have historically been entirely funded and held by financial institutions or large institutional investors on a limited basis.

•	Attractive Risk-Adjusted Returns. We have historically offered investors attractive risk-adjusted returns across loans offered through our marketplace.

•	Transparency. We provide investors with transparency and choice in building their loan portfolios.

•	Easy-to-Use Tools. We provide investors with tools to easily build and modify customized and diversified portfolios by selecting loans tailored to their investment objectives and assess the returns on their portfolios or investors may enroll in automated investing, a free service that automatically invests any available cash in loans according to investor-specified criteria.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and provide us with competitive advantages in realizing the potential of our market opportunity:

•	Leading Online Marketplace. We are the world’s largest online marketplace connecting borrowers and investors, based on over $7.6 billion in loan originations through December 31, 2014, of which approximately $2.0 billion were invested in through notes issued pursuant to the Note Registration Statement, $2.9 billion were invested in through certificates issued by the Trust and $2.7 billion were invested in through whole loan sales.

•	Robust Network Effects. Our online marketplace exhibits network effects that are driven by the number of participants and investments enabled through our marketplace. More participation leads to greater potential to match borrowers with investors. Additionally, increased participation also results in the generation of substantial data that is used to improve the effectiveness of our credit decisioning and scoring models, enhancing our performance record and generating increasing trust in our marketplace. As trust increases, we believe investors will continue to demonstrate a willingness to accept lower risk premiums which will allow us to offer lower interest rates and attract additional high-quality borrowers, thereby reinforcing our track record and fueling a virtuous cycle for our business. We believe that these network effects reinforce our market leadership position.

•	High Borrower and Investor Satisfaction. Borrowers have validated our approach with an aggregate Net Promoter Score in the 70s since we began surveying borrowers in January 2013, which places us at the upper end of customer satisfaction ratings for traditional financial service companies. Additionally, investors are confident transacting on our marketplace, as evidenced by high reinvestment rates.

•	Technology Platform. Our technology platform powers our online marketplace and enables us to deliver innovative solutions to borrowers and investors. Our technology platform automates our operations and, we believe, provides a significant time and cost advantage over traditional banks that run on legacy systems that are inflexible and slow to evolve.

•	Sophisticated Risk Assessment. We use proprietary algorithms that leverage behavioral data, transactional data and employment information to supplement traditional risk assessment tools, such as FICO scores. We have built our technology platform to automate the application of these proprietary algorithms to each individual borrower’s application profile at scale. This approach allows us to evaluate and segment each potential borrower’s risk profile and price it accordingly. In contrast, traditional lenders aggregate borrowers into large pools of risk profiles, which for some borrowers results in higher interest rates despite a more favorable credit profile.

•	Efficient and Attractive Financial Model. Our trusted brand, scale and network effect drives significant borrowing and investing activity on our marketplace. We generate revenue from transaction fees from our marketplace’s role in matching borrowers with investors to enable loan originations, servicing fees from investors and management fees from investment funds and other managed accounts. We do not assume credit risk or use our own capital to invest in loans facilitated by our marketplace, except in limited circumstances and in amounts that are not material. Our technology platform significantly reduces the need for physical infrastructure and lowers our costs, which provides us with significant operating leverage.

Products

Borrowers

Our marketplace facilitates several types of loan products for consumers and small businesses.

Personal Loans. Our marketplace facilitates unsecured personal loans through our Standard Loan Program that can be used to make major purchases, refinance credit card balances or for other purposes, at generally lower rates than other alternatives. Standard Loan Program personal loan terms include amounts from $1,000 to $35,000, terms of three or five years and no prepayment penalties or fees. We believe that these loans are simple, fair and responsible credit products that make it easier for consumers to budget for monthly repayment and meet their financial goals. Personal loans that are approved through the Standard Loan Program are offered to all investors on our marketplace. These loans must meet certain minimum credit requirements, including a FICO score of at least 660, satisfactory debt-to-income ratios, 36 months of credit history and a limited number of credit inquiries in the last six months. Loans that do not meet the requirements in terms of credit criteria, maturity or longevity of track record might qualify as a Custom Program Loan. Custom Program Loans are offered to private investors only and are not made available to all investors on the marketplace. Custom Program Loans include new offerings, including small business, super prime, education and patient finance and loans that fall outside of the credit criteria of the standard program.

Super Prime Consumer Loans. In December 2014, we began facilitating unsecured Super Prime Consumer Loans through our marketplace in private transactions with certain qualified investors. These loans address the market’s demand for a shorter, smaller size term loan. Super Prime Consumer Loan terms include amounts from $1,000 to $50,000, terms of two, three or seven years, fixed rates from 3.99% to 9.34% and no prepayment penalties or fees.

Education and Patient Finance Loans. In April 2014, we acquired Springstone, which facilitates unsecured education and patient finance loans. Installment loans through Springstone are in amounts ranging from $2,000 to $40,000, have terms from 24 to 84 months, fixed rates from 3.99% to 17.99%, fixed monthly payments and no prepayment penalties. The true no interest loan option is in amounts ranging from $499 to $32,000 and provides for no interest if the balance is paid in full during the promotional period, which can be six, 12, 18 or 24 months. There is no prepayment penalty and borrowers have the flexibility to pay as much or as little, subject to applicable minimums, of the outstanding balance during the promotional period as they choose.

Small Business Loans. In March 2014, we began facilitating unsecured small business loans through our marketplace in private transactions with qualified investors. These loans enable small business owners to expand their business, purchase equipment or inventory, or meet other obligations at an affordable rate. Small business loans generally are fixed rate loans in amounts ranging from $15,000 to $300,000, with maturities of one to five years.

Investors

Through our marketplace, investors have the opportunity to invest in a wide range of loans based on term and credit characteristics. Investors receive monthly cash flow and attractive risk-adjusted returns. Investors are provided with a proprietary credit grade and access to credit profile data on each approved loan as well as access to data on each listed loan and all of the historical performance data for nearly every loan ever invested in through our marketplace. The marketplace enables broad diversification by allowing distribution of investments in loans in increments as small as $25.

We attract a wide range of investors, including retail investors, high-net-worth individuals and family offices, banks and finance companies, insurance companies, hedge funds, foundations, pension plans and university endowments. We provide these investors with access to a variety of tools and products that seek to address their level of sophistication and desired level of interaction, which can range from low-touch self-directed accounts to high-touch funds and managed accounts. We believe our strategy of pursuing a diverse investor base will continue to strengthen our marketplace and improve our ability to facilitate a wide variety of loans through a range of business and economic conditions. We and our issuing banks also sell loans in their entirety to certain investors in private transactions. After the sale, we continue to service the loan. Whole loan purchases are attractive for some investors as it enables them to account for the loan as an asset, which can offer favorable financial reporting and capital reserve treatment.

Technology

Key elements of our technology include:

•	Highly Automated. Our borrower and investor acquisition process, registration, credit decisioning and scoring, servicing and payment systems are highly automated using our internally developed software. We developed our own cash management software to process electronic cash movements, record book entries and calculate cash balances in our borrower and investor fund accounts. In nearly all payment transactions, an Automated Clearing House electronic payment network, referred to as ACH, is used to disburse loan proceeds, pull borrower payments on outstanding loans, receive funds from investors and disburse payments to investors.

•	Scalable Platform. Our scalable infrastructure utilizes standard techniques, such as virtualization, load-balancing and high-availability platforms. Our application and database tiers are designed to be scaled horizontally by adding additional servers as needed.

•	Proprietary Fraud Detection. We use a combination of third-party data, sophisticated analytical tools and current and historical data obtained during the application process to help determine an application’s fraud risk. High-risk applications are subject to further investigation. In cases where we confirm fraud, the application is cancelled, and we identify and flag characteristics of the loan to help refine our fraud detection efforts.

•	Data Integrity and Security. We maintain an effective information security program based on well-established security standards and best practices, such as ISO2700x and NIST 800 series. The program establishes policies and procedures to safeguard the confidentiality, integrity and availability of borrower and investor information. The program also addresses risk assessment, training, access control, encryption, service provider oversight, an incident response program and continuous monitoring and review.

•	Application Programming Interface. Our application programming interface, referred to as our API, provides investors and partners access to publicly available loan attributes and allows them to analyze the data and place orders meeting their criteria without visiting our website. Investors and partners may create their own software that uses the API or they may use a variety of third-party services that invest via our API on behalf of their members.

Our engineering and product development expense was $34.7 million, $13.9 million and $4.0 million for the years ended December 31, 2014 and 2013 and the nine months ended December 31, 2012, respectively.

Credit Decisioning and Scoring Process

Our marketplace provides an integrated and automated application and credit decisioning and scoring process that is extensible to a variety of loan products. Borrowers come to our marketplace to apply online for a loan. During the simple application process, our marketplace uses proprietary risk algorithms that leverage behavioral data, transactional data and employment information to supplement traditional risk assessment tools, such as FICO scores, to assess the borrower’s risk profile. The marketplace then presents an approved borrower with various loan options, including term, rate and amount, for which they qualify. After the borrower selects their desired loan terms and the rest of the application is completed, our verification processes and teams verify an applicant’s identity, income or employment by connecting to various data sources, directly or through third-party service providers, or by contacting the human resources department of the borrower’s stated employer to ultimately approve the loan request.

Regulatory and Compliance Framework

Our marketplace provides a compliance framework that allows investors to participate in consumer and commercial credit as an asset class. We believe that our relationship with issuing banks is a key component of our compliance framework. The banks originate loans to borrowers that apply on our website, and we subsequently purchase a majority of these loans with funds provided by investors through a variety of investment channels, thereby enabling investors to capture the interest rate return on each loan. Our primary issuing bank is WebBank, a Utah-chartered industrial bank that handles a variety of consumer and commercial financing programs. We also executed an agreement with Cross River Bank, a New Jersey chartered bank, to operate as our back-up issuing bank in the event WebBank can no longer be an issuing bank.

We have entered into a loan account program agreement with WebBank that governs the terms and conditions between us and WebBank with respect to loans facilitated through our marketplace and originated by WebBank, including our obligations for servicing the loans during the period of time that the loans are owned by WebBank. Under the terms of the loan account program agreement, we pay WebBank a monthly service fee based on the amount of loans issued by WebBank and purchased by us or our partners in each month, subject to a minimum monthly fee. Effective in October 2014 WebBank also retains ownership of all loans for two business days and earns any interest received on the loans during that time. WebBank pays us a transaction fee for our marketplace’s role in processing loan applications on WebBank’s behalf. Under a loan sale agreement that we entered into with WebBank, two business days after a loan is closed, WebBank sells the loan to us, including all rights related to the loan, without recourse. The loan sale agreement prohibits us from securitizing the loans without prior written consent of WebBank. The initial terms of the loan account program agreement and the loan sale agreement end in November 2018, with the possibility of two, one-year renewal terms, subject to certain early termination provisions as set forth in the agreements.

As part of our ongoing compliance program, we also have customer identification processes in place to enable us to identify user identification fraud and compare user identity against applicable governmental lists, such as the Office of Foreign Assets Control (OFAC) and the Financial Crimes Enforcement Network. We compare all users’ identities against these lists at least twice a month for continued compliance and oversight. If a user were to appear on a list, we would take appropriate action to resolve the issue. In addition to our continued identification compliance program, we use our robust technology to assist us in complying with applicable federal anti-money laundering laws. See “Item 1 – Business - Regulations and Licensing” for more information regarding our regulatory framework.

Loan Issuance Mechanism

We have developed an extensible, automated platform that allows us to work with issuing banks to originate and issue a variety of loan products to an array of applicants. Our service is provided in a seamless fashion to the applicant. A borrower comes to our website and completes a simple application for a loan product. We then use proprietary risk algorithms to analyze an applicant’s risk profile based upon the issuing bank’s underwriting guidelines. Once an application is approved, we present the borrower with various loan options. After the applicant selects their personalized financing option and completes the application process, the loan is listed on our marketplace to attract investor commitments, while we simultaneously perform additional verifications on the borrower. Once the verifications are completed and sufficient investor commitments are received, the issuing bank originates and issues the loan to the borrower, net of the origination fee. After the loan is issued, we use the proceeds from these investors to purchase the loan. Investor cash balances (excluding payments in process) are held in a segregated bank or custodial accounts and are not commingled with our monies. We receive a transaction fee from the issuing bank for our marketplace’s role in originating the loan. We also earn a recurring servicing fee from investors and management fees from investment funds and other managed accounts.

Loan Servicing

We service all personal and small business loans facilitated through our marketplace, except for loans facilitated through Springstone’s platform. Servicing is comprised of account maintenance, collections, processing payments from borrowers and distributions to investors.

For December 2014, approximately 99% of loan payments were made through an ACH withdrawal from the borrower’s bank account. Loan repayments are remitted utilizing ACH to segregated bank accounts maintained for the benefit of investors, custodial or other accounts designated by our investors. This automated process allows us to avoid the time and expense of processing a significant volume of mailed payments and provides a higher degree of certainty for timely payments. This process also provides us with prompt notice in the event of a missed payment, which allows us to respond quickly to resolve the issue with the borrower. Generally, in the first 30 days that a loan is delinquent, our in-house collection team works to bring the account current. Once the loan becomes more than 30 days delinquent, we will typically outsource subsequent servicing efforts to third-party collection agencies.

The servicing fee paid by investors is designed to cover the day-to-day processing costs of loans. If a loan needs more intensive collection focus, whether internal or external, we may charge investors a collection fee to compensate us for the costs of this collection activity. This fee varies, with a maximum of up to 35% of the amount recovered. There is no fee charged if there is no recovery, and the fee cannot exceed the proceeds collected. We may sell loans that have been charged-off, to a third party. All proceeds received on these sales are subject to a standard servicing fee, and the net proceeds are distributed to investors.

Springstone Acquisition

In April 2014, we acquired all of the outstanding limited liability company interests of Springstone, which offers education and patient finance loans. Springstone utilizes two issuing banks and a network of providers. Springstone facilitates two loan products:

•	An installment loan with amounts ranging from $2,000 to $40,000, terms from 24 to 84 months, fixed rates from 3.99% to 17.99%, fixed monthly payments and no prepayment penalties.

•	A true no interest loan with amounts ranging from $499 to $32,000 that provides for no interest financing if the balance is paid in full during the promotional period, which can be six, 12, 18 or 24 months. There is no prepayment penalty and borrowers have the flexibility to pay as much or as little, subject to applicable minimums, of the outstanding balance during the promotional period as they choose.

Currently, each of Springstone’s issuing banks originate, retain and service each issued loan. For its role in loan facilitation, Springstone earns transaction fees paid by the issuing bank and service provider at the time of origination, which averaged approximately 5% of the initial loan balance as of December 31, 2014. Currently, Springstone does not earn any servicing fees, as loans are originated, retained and serviced by the issuing bank. We currently intend to continue to have these loans funded and serviced through existing issuing banks while we develop plans to integrate these loans into our Standard Loan Program over time.

Competition

We compete with financial products and companies that attract borrowers, investors or both. With respect to borrowers, we primarily compete with traditional financial institutions, such as banks, credit unions, credit card issuers and other consumer finance companies. We believe our innovative marketplace model, online delivery and process automation enable us to operate more efficiently and with more competitive rates and higher borrower satisfaction than these competitors.

With respect to investors, we primarily compete with other investment vehicles and asset classes, such as equities, bonds and short-term fixed income securities. We believe that our diverse and customizable investment options give us the flexibility to offer attractive risk-adjusted returns that are uncorrelated with other asset classes.

We compete with other online credit marketplaces, such as Prosper Marketplace, Inc. and Funding Circle Limited. We are the world’s largest online marketplace connecting borrowers to investors, which we believe provides us with a major competitive advantage. We believe that our network effects and marketplace dynamics at play make us more attractive and efficient to both borrowers and investors. We anticipate that more established internet, technology and financial services companies that possess large, existing customer bases, substantial financial resources and established distribution channels may enter the market in the future. We believe that our brand, scale, network effect, historical data and performance record provide us with significant competitive advantages over current and future competitors.

Sales and Marketing

Our marketing efforts are designed to attract and retain borrowers and investors and build brand awareness and reputation. Currently, we believe reputation, word of mouth and our direct marketing via mail drives continued organic growth in our investor and borrower base. We believe most marketplace investors are satisfied with their experience, often adding funds to their account and referring their friends and colleagues to us.

Regulations and Licensing

The lending and securities industries are highly regulated. However, we are regulated very differently than a bank. While a bank has capital risk from both credit and interest rate risks, loan balances, interest rates and maturities are matched and offset by an equal balance of notes and certificates. Additionally, we do not take deposits and are therefore not regulated by the FDIC in that respect. Our current issuing banks originate all of the loans offered through our marketplace and are subject to regulation by the FDIC or other relevant federal and state regulators.

However, we and the loans made through our marketplace are subject to extensive and complex rules and regulations, licensing and examination by various federal, state and local government authorities. For example, our primary issuing bank, WebBank, is subject to oversight by the FDIC and the State of Utah. These authorities impose obligations and restrictions on our activities and the loans facilitated through our marketplace. For example, these rules limit the fees that may be assessed on the loans, require extensive disclosure to, and consents from, the borrowers and lenders, prohibit discrimination and unfair and deceptive acts or practices and may impose multiple qualification and licensing obligations on our activities. Failure to comply with any of these requirements may result in, among other things, revocation of required licenses or registration, loss of approved status, voiding of the loan contracts, class action lawsuits, administrative enforcement actions and civil and criminal liability. While compliance with such requirements is at times complicated by our novel business model, we believe we are in substantial compliance with these rules and regulations.

State Licensing Requirements

In most states we believe that the applicable issuing bank, as originator of loans made through our marketplace, satisfies any relevant licensing requirements with respect to the origination of loans applicable to our operations. As needed, we will seek authorizations to conduct activities on a uniform basis in all other states and the District of Columbia, with the exceptions of Idaho, Iowa, Maine, Nebraska and North Dakota. State licensing statutes impose a variety of requirements and restrictions on us, including:

•	record-keeping requirements;

•	restrictions on servicing practices, including limits on finance charges and fees;

•	disclosure requirements;

•	examination requirements;

•	surety bond and minimum net worth requirements;

•	financial reporting requirements;

•	notification requirements for changes in principal officers, stock ownership or corporate control;

•	restrictions on advertising; and

•	review requirements for loan forms.

The statutes also subject us to the supervisory and examination authority of state regulators in certain cases.

Consumer Protection Laws

State Usury Limitations. Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980 (DIDA) and Section 85 of the National Bank Act (NBA), federal case law interpreting the NBA such as Tiffany v. National Bank of Missouri and Marquette National Bank of Minneapolis v. First Omaha Service Corporation and FDIC advisory opinion 92-47 permit FDIC-insured depository institutions, such as WebBank, to “export” the interest rate permitted under the laws of the state or U.S. territory where the bank is located, regardless of the usury limitations imposed by the state law of the borrower’s residence unless the state has chosen to opt out of the exportation regime. WebBank is located in Utah, and Title 70C of the Utah Code does not limit the amount of fees or interest that may be charged by WebBank on loans of the type offered through our marketplace. Only Iowa and Puerto Rico have opted out of the exportation regime under Section 525 of DIDA and we do not operate in either jurisdiction. We believe, however, if a state or U.S. territory in which we operate opted out of rate exportation, judicial interpretations support the view that such opt outs would apply only to loans “made” in those states. We believe that the “opt-out” of any state would not affect the ability of our marketplace to benefit from the exportation of rates. If a loan made through our marketplace were deemed to be subject to the usury laws of a state or U.S. territory that had opted-out of the exportation regime, we could become subject to fines, penalties and possible forfeiture of amounts charged to borrowers, and we could decide not to originate loans in that jurisdiction, which could adversely impact our growth.

State Disclosure Requirements and Other Substantive Lending Regulations. We are subject to state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, credit reporting, debt collection and unfair or deceptive business practices. Our ongoing compliance program seeks to comply with these requirements.

Truth in Lending Act. The Truth in Lending Act (TILA), and Regulation Z, which implements it, require lenders to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions. These rules apply to WebBank as the creditor for loans facilitated through our marketplace, but because the transactions are carried out on our hosted website, we facilitate compliance. For closed-end credit transactions of the type provided through our marketplace, these disclosures include, among others, providing the annual percentage rate, the finance charge, the amount financed, the number of payments and the amount of the monthly payment. The creditor must provide the disclosures before the loan is closed. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances. Our marketplace provides borrowers with a TILA disclosure at the time a borrower posts a loan request on the marketplace. If the borrower’s request is not fully funded and the borrower chooses to accept a lesser amount offered, we provide an updated TILA disclosure. We also seek to comply with TILA’s disclosure requirements related to credit advertising.

Equal Credit Opportunity Act. The federal Equal Credit Opportunity Act (ECOA) prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants and from using advertising or making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply both to a lender such as WebBank as the creditor for loans facilitated through our marketplace as well as to a party such as ourselves that regularly participates in a credit decision. Investors may also be subject to the ECOA in their capacity as purchasers of notes if they are deemed to regularly participate in credit decisions. In the underwriting of loans offered through our marketplace, and in all aspects of operations, both WebBank and we seek to comply with ECOA’s provisions prohibiting discouragement and discrimination. ECOA also requires creditors to provide consumers and certain small businesses with timely notices of adverse action taken on credit applications. WebBank and we provide prospective borrowers who apply for a loan through our marketplace but are denied credit with an adverse action notice in compliance with applicable requirements.

Fair Credit Reporting Act. The federal Fair Credit Reporting Act (FCRA), as amended by the Fair and Accurate Credit Transactions Act, administered by the Consumer Financial Protection Bureau (CFPB), promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report and requires persons to report loan payment information to credit bureaus accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report. WebBank and we have a permissible purpose for obtaining credit reports on potential borrowers, and we also obtain explicit consent from borrowers to obtain such reports. As the servicer for the loan, we accurately report loan payment and delinquency information to appropriate consumer reporting agencies. We provide an adverse action notice to a rejected borrower on WebBank’s behalf at the time the borrower is rejected that includes all the required disclosures. We also have processes in place to ensure that consumers are given “opt-out” opportunities, as required by the FCRA, regarding the sharing of their personal information. We have implemented an identity theft prevention program.

Fair Debt Collection Practices Act. The federal Fair Debt Collection Practices Act (FDCPA) provides guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While the FDCPA applies to third-party debt collectors, debt collection laws of certain states impose similar requirements on creditors who collect their own debts. In addition, the CFPB prohibits unfair, deceptive or abusive acts or practices in debt collection, including first-party debt collection. Our agreement with investors prohibits investors from attempting to collect directly on the loan. Actual collection efforts in violation of this agreement are unlikely given that investors do not learn the identity of borrowers. We use our internal collection team and a professional third-party debt collection agent to collect delinquent accounts. They are required to comply with the FDCPA and all other applicable laws in collecting delinquent accounts of our borrowers.

Privacy and Data Security Laws. The federal Gramm-Leach-Bliley Act (GLBA) includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. We have a detailed privacy policy, which complies with GLBA and is accessible from every page of our website. We maintain consumers’ personal information securely, and we do not sell, rent or share such information with third parties for marketing purposes unless previously agreed to by the consumer. In addition, we take measures to safeguard the personal information of our borrowers and investors and protect against unauthorized access to this information.

Servicemembers Civil Relief Act. The federal Servicemembers Civil Relief Act (SCRA) allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires us to adjust the interest rate of borrowers who qualify for and request relief. If a borrower with an outstanding loan qualifies for SCRA protection, we will reduce the interest rate on the loan to 6% for the duration of the borrower’s active duty. During this period, the investors who have invested in such a loan will not receive the difference between 6% and the loan’s original interest rate. For a borrower to obtain an interest rate reduction on a loan due to military service, we require the borrower to send us a written request and a copy of the borrower’s mobilization orders. We do not take military service into account in assigning loan grades to borrower loan requests and we do not disclose the military status of borrowers to investors.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is extensive and significant legislation that includes consumer protection provisions. Among other things, the Dodd-Frank Act created the CFPB, which commenced operations in July 2011 and has authority to write regulations under federal consumer financial protection laws, such as the Truth in Lending Act and the Equal Credit Opportunity Act, and to enforce those laws against and examine large financial institutions, such as our issuing banks, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. We are subject to the CFPB’s jurisdiction, including its enforcement authority, as a servicer and acquirer of consumer credit. The CFPB may request reports concerning our organization, business conduct, markets and activities. The CFPB may also conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

Other Regulations

Electronic Fund Transfer Act and NACHA Rules. The federal Electronic Fund Transfer Act (EFTA) and Regulation E that implements it provide guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts. In addition transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (NACHA). Most transfers of funds in connection with the origination and repayment of loans are performed by ACH. We obtain necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules. We also comply with the requirement that a loan cannot be conditioned on the borrower’s agreement to repay the loan through automatic fund transfers. Transfers of funds through our platform are executed by Wells Fargo and conform to the EFTA, its regulations and NACHA guidelines.

Electronic Signatures in Global and National Commerce Act/Uniform Electronic Transactions Act. The federal Electronic Signatures in Global and National Commerce Act (ESIGN), and similar state laws, particularly the Uniform Electronic Transactions Act (UETA), authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions and provide disclosures to consumers, to obtain the consumer’s consent to receive information electronically. When a borrower or investor registers on our platform, we obtain his or her consent to transact business electronically, receive electronic disclosures and maintain electronic records in compliance with ESIGN and UETA requirements.

Bank Secrecy Act. In cooperation with WebBank, we have implemented various anti-money laundering policy and procedures to comply with applicable federal law. With respect to new borrowers, we apply the customer identification and verification program rules and screen names against the list of specially designated nationals maintained by the U.S. Department of the Treasury and OFAC pursuant to the USA PATRIOT Act amendments to the Bank Secrecy Act and its implementing regulation.

New Laws and Regulations. From time to time, various types of federal and state legislation are proposed and new regulations are introduced that could result in additional regulation of, and restrictions on, the business of consumer lending. We cannot predict whether any such legislation or regulations will be adopted or how this would affect our business or our important relationships with third parties. In addition, the interpretation of existing legislation may change or may prove different than anticipated when applied to our novel business model. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business. As a consequence of the extensive regulation of commercial lending in the United States, our business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business.

In addition, see “Item 1A - Risk Factors—Risks Related to Compliance and Regulation.”

Foreign Laws and Regulations. We do not permit non-U.S. based individuals to register as borrowers on the platform and the lending platform does not operate outside the United States. Therefore, we do not believe that we are subject to foreign laws or regulations for borrowers.

Intellectual Property

We rely on a combination of copyright, trade secret and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. Although the protection afforded by copyright, trade secret and trademark law, written agreements and common law may provide some advantages, we believe that the following factors help us to maintain a competitive advantage: technological skills and focus on innovation of our software development team and other team members across the organization; frequent enhancements to our platform; and borrower and investor satisfaction. Our competitors may develop products that are similar to our technology. We enter into agreements with our employees, consultants and partners and through these agreements we attempt to control access to and distribution of our other proprietary technology and information. Despite our efforts to protect our proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as our solution. Policing all unauthorized use of our intellectual property rights is nearly impossible. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.

Employees

At December 31, 2014, we had 843 employees and contract employees. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our employee relations to be good.

Available Information

Our website address is www.lendingclub.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at ir.lendingclub.com when such reports are available on the SEC’s website. We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. While we believe the risks and uncertainties described below include all material risks currently known by us, it is possible that these may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

As a rapidly growing company with a relatively limited operating history at our current scale, we face increased risks, uncertainties, expenses and difficulties.

We have a limited operating history at our current scale, and we have encountered and will continue to encounter risks, uncertainties, expenses and difficulties, including:

•	navigating complex and evolving regulatory and competitive environments;

•	increasing the number of borrowers and investors utilizing our marketplace;

•	increasing the volume of loans facilitated through our marketplace and transaction fees received for matching borrowers and investors through our marketplace;

•	entering into new markets and introducing new loan products;

•	continuing to revise our marketplace’s proprietary credit decisioning and scoring models;

•	continuing to develop, maintain and scale our platform;

•	effectively using limited personnel and technology resources;

•	effectively maintaining and scaling our financial and risk management controls and procedures;

•	maintaining the security of our platform and the confidentiality of the information provided and utilized across our platform; and

•	attracting, integrating and retaining an appropriate number of qualified employees.

We have incurred net losses in the past and may incur net losses in the future.

As of December 31, 2014, our accumulated deficit was $83.2 million. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract borrowers, investors and partners and further enhance and develop our loan products, marketplace and platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur additional net losses in the future and may not maintain profitability on a quarterly or annual basis.

If we are unable to maintain or increase loan originations facilitated through our marketplace or if existing borrowers or investors do not continue to participate on our marketplace, our business and results of operations will be adversely affected.

We have experienced rapid revenue and origination growth through our marketplace in recent periods with originations totaling $4.4 billion and $2.1 billion for the years ended December 31, 2014 and 2013, respectively. To continue to grow our business, we must continue to increase loan originations through our marketplace by attracting a large number of new borrowers who meet our platform’s lending standards and new and existing investors interested in investing in these loans. The number of unique borrowers on our marketplace increased over the prior year by 116%, 151% and 125% for the years ending December 31, 2014 and 2013 and nine months ended December 31, 2012, respectively. The number of unique investors on our marketplace increased over the prior year by 28%, 44% and 37% for the years ending December 31, 2014 and 2013 and the nine months ended December 31, 2012, respectively. There can be no assurance that this increase in the number of unique borrowers and investors will continue to increase. Furthermore, we have experienced a high number of inquiries from potential borrowers who do not meet the criteria for loan application approval. If there are not sufficient qualified loan requests, investors may be unable to deploy their capital in a timely or efficient manner and may seek other investment opportunities. If there are insufficient investor commitments, borrowers may be unable to obtain investment capital for their loans and may stop using our marketplace for their borrowing needs.

A relatively small number of investors account for a large dollar amount of investment in loans funded through our marketplace.

A relatively small number of investors account for a large dollar amount of investment in loans funded through our marketplace. Although we believe there is substantial excess investor demand to replace any investors who may choose not to continue to invest through our marketplace, if we are unable to attract sufficient investor commitments or investors do not continue to participate in our marketplace at the current rates, we may be unable to increase our loan originations and our revenue may grow more slowly than expected or decline over the short term. In addition, if a large number of our existing investors ceased utilizing our marketplace over a short period of time, our business could be temporarily interrupted as new investors complete the administrative and diligence updating processes necessary to enable their investments.

If we are unable to maintain our relationships with issuing banks, our business will suffer.

We rely on issuing banks to originate all loans and to comply with various federal, state and other laws. Our primary issuing bank is WebBank, a Utah-chartered industrial bank that handles a variety of consumer and commercial financing programs. Springstone Financial, LLC (Springstone), which we acquired in April 2014, relies on NBT Bank and Comenity Bank as issuing banks for its education and patient finance loans.

Our agreements with WebBank are non-exclusive and do not prohibit WebBank from working with our competitors or from offering competing services. Our current agreements with WebBank have initial terms ending in November 2018, with the possibility of two, one-year renewal terms, subject to certain early termination provisions as set forth in the agreements. WebBank currently offers loan programs through another online marketplace. WebBank could decide that working with us is not in its interest, could make working with it cost prohibitive or could decide to enter into exclusive or more favorable relationships with our competitors. In addition, WebBank may not perform as expected under our agreements including potentially being unable to accommodate our projected growth in loan volume. We could in the future have disagreements or disputes with WebBank, which could negatively impact or threaten our relationship.

WebBank is subject to oversight by the FDIC and the State of Utah and must comply with complex rules and regulations, licensing and examination requirements, including requirements to maintain a certain amount of regulatory capital relative to its outstanding loans. We are a service provider to WebBank, and as such, we are subject to audit by WebBank in accordance with FDIC guidance related to management of third-party vendors. We may also be subject to the examination and enforcement authority of the FDIC as a bank service company covered by the Bank Service Company Act. If WebBank were to suspend, limit or cease its operations or our relationship with WebBank were to otherwise terminate, we would need to implement a substantially similar arrangement with another issuing bank, obtain additional state licenses or curtail our operations. Although we currently have a non-exclusive arrangement with Cross River Bank, another issuing bank, to date Cross River Bank has not originated any loans through our platform. If we need to enter into alternative arrangements with a different issuing bank to replace our existing arrangements, we may not be able to negotiate a comparable alternative arrangement. Transitioning loan originations to a new issuing bank is untested and may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in our inability to facilitate loans through our platform. If we were unable to enter in an alternative arrangement with a different issuing bank, we would need to obtain a state license in each state in which we operate to enable us to originate loans, as well as comply with other state and federal laws, which would be costly and time-consuming. If we are unsuccessful in maintaining our relationships with WebBank or other issuing banks, our ability to provide loan products could be materially impaired and our operating results would suffer.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, including the levels of our operating revenue and expenses, contribution margin and other key metrics, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, some of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may adversely affect the price of our common stock. Factors that may cause fluctuations in our quarterly financial results include:

•	our ability to attract new investors or borrowers and maintain relationships with existing borrowers and investors;

•	loan volumes, loan grades, loan mix and the channels through which the loans and corresponding investors are sourced;

•	the amount and timing of operating expenses related to acquiring borrowers and investors and the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches;

•	general economic, industry and market conditions;

•	our emphasis on borrower and investor experience instead of near-term growth; and

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired technologies or businesses.

In addition, we experience some seasonality in demand for personal loans, which is generally lower in the first and fourth quarters. While our growth has somewhat masked this seasonality, our operating results could be affected by such seasonality in the future.

If we do not compete effectively in our target markets, our operating results could be harmed.

The personal and small business lending market is competitive and evolving. We compete with financial products and companies that attract borrowers, investors or both. With respect to borrowers, we primarily compete with traditional financial institutions, such as banks, credit unions, credit card issuers and other consumer finance companies. With respect to investors, we primarily compete with other investment vehicles and asset classes, such as equities, bonds and short-term fixed income securities. We also compete with other online credit marketplaces.

Many of our competitors operate with different business models, have different cost structures or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, technological and other developments. Some of our current or potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. Our potential competitors may also have longer operating histories, more extensive customer bases, greater brand recognition and brand loyalty and broader customer and partner relationships than we have. For example, more established Internet companies that possess large, existing customer bases, substantial financial resources and established distribution channels could enter the market. Additionally, a current or potential competitor may acquire one of our existing competitors or form a strategic alliance with one of our competitors. Our competitors may be better at developing new products, responding quickly to new technologies and undertaking more extensive marketing campaigns. If we are unable to compete with such companies and meet the need for innovation in our industry, the demand for our marketplace could stagnate or substantially decline, we could experience reduced revenue or our marketplace could fail to achieve or maintain more widespread market acceptance, any of which could harm our business.

Negative publicity could adversely affect our business and operating results.

Negative publicity about our industry or our company, including the quality and reliability of our marketplace, effectiveness of the credit decisioning and scoring models used in the marketplace, changes to our marketplace, our ability to effectively manage and resolve borrower and investor complaints, privacy and security practices, litigation, regulatory activity and the experience of borrowers and investors with our marketplace or services, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our marketplace, which could harm our business and operating results. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by our partners, outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, inadequate protection of borrower and investor information and compliance failures and claims.

If we fail to promote and maintain our brand in a cost-effective manner, we may lose market share and our revenue may decrease.

We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to attracting new and retaining existing borrowers and investors to our marketplace. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and the experience of borrowers and investors in our marketplace. Our efforts to build our brand have involved significant expense, and it is likely that our future marketing efforts will require us to incur significant additional expense. These brand promotion activities may not result in increased revenue and, even if they do, any increases may not offset the expenses incurred. If we fail to successfully promote and maintain our brand or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose our existing borrowers and investors to our competitors or be unable to attract new borrowers and investors.

Our success and future growth depend significantly on our successful marketing efforts, and if we are unable to attract borrowers and investors to our marketplace, our business and financial results may be harmed.

We intend to continue to dedicate significant resources to our marketing efforts, particularly as we continue to grow our marketplace, introduce new loan products and expand into new states. Our ability to attract qualified borrowers and sufficient investors depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our marketplace. Our marketing channels include social media and the press, online partnerships, search engine optimization, search engine marketing, offline partnerships, mail-to-web and radio and television advertising. If any of our current marketing channels become less effective, if we are unable to continue to use any of these channels, if the cost of using these channels were to significantly increase or if we are not successful in generating new channels, we may not be able to attract new borrowers and investors in a cost-effective manner or convert potential borrowers and investors into active borrowers and investors in our marketplace. As a result, our revenue and results of operations would be adversely affected, which may impair our ability to grow our business.

If new loan products and enhancements do not achieve sufficient market acceptance, our financial results and competitive position will be harmed.

We incur expenses and expend resources upfront to develop, acquire and market new loan products and platform enhancements to incorporate additional features, improve functionality or otherwise make our marketplace more desirable to borrowers and investors. New loan products or marketplace or platform enhancements must achieve high levels of market acceptance in order for us to recoup our investment in developing and bringing them to market.

Any new loan products and changes to our marketplace or platform could fail to attain sufficient market acceptance for many reasons, including:

•	our failure to predict market demand accurately and supply loan products that meet this demand in a timely fashion;

•	borrowers and investors using our marketplace may not like, find useful or agree with any changes;

•	defects, errors or failures in our platform;

•	negative publicity about our loan products or our marketplace or platform’s performance or effectiveness;

•	delays in releasing to the market new loan products or marketplace or platform enhancements; and

•	the introduction or anticipated introduction of competing products by our competitors.

If our new loan products or marketplace or platform enhancements do not achieve adequate acceptance in the market, our competitive position, revenue and operating results could be harmed. The adverse effect on our financial results may be particularly acute because of the significant development, marketing, sales and other expenses we will have incurred in connection with the new loan products or enhancements.

If we are unable to successfully expand our marketplace to new markets, we may not succeed in growing our business.

Although historically we have focused on the personal loan market, we recently expanded our marketplace to include small business borrowers and have also introduced education and patient finance loans through our acquisition of Springstone. We plan to address additional markets and loan products and expand the types of borrowers and investors to further grow our business. Any failure to successfully address additional market segments and loan products or develop a broader base of borrowers and investors could result in loss of market share or slower growth, which would harm our business, financial condition and results of operations.

Successful strategic relationships with ecosystem partners are important for our future success.

We anticipate that we will continue to depend on relationships with ecosystem partners to grow our business. Ecosystem partners can transact directly with our marketplace as investors or serve as a source of referrals for investors and borrowers. We continue to pursue additional relationships with ecosystem partners, such as banks, asset managers and insurance companies. For example, we intend to enter into strategic relationships with community banks and other financial partners to facilitate co-branded loan offerings to their borrower customers through our marketplace. Identifying, negotiating and documenting relationships with ecosystem partners require significant time and resources as does integrating third-party data and services. Our current agreements with ecosystem partners often do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to ecosystem partners to favor their products or services or in reducing the volume of loans facilitated through our marketplace. In addition, these ecosystem partners may not perform as expected under our agreements with them, and we may have disagreements or disputes with such partners, which could adversely affect our brand and reputation. If we cannot successfully enter into and maintain effective strategic relationships with ecosystem partners, our business will be harmed.

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

Credit and other information that we receive from third parties about a borrower may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may cause us to inaccurately price loans facilitated through our marketplace.

We obtain borrower credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and assign loan grades to loan requests based on our marketplace’s credit decisioning and scoring models that take into account reported credit score, other information reported by the consumer reporting agencies and the requested loan amount, in addition to a variety of other factors. A credit score or loan grade assigned to a borrower may not reflect that borrower’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the borrower’s credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have:

•	become delinquent in the payment of an outstanding obligation;

•	defaulted on a pre-existing debt obligation;

•	taken on additional debt; or

•	sustained other adverse financial events.

If borrowers default on loans that are not priced correctly, investors may try to rescind their affected investments in these loans and our reputation may be harmed.

Our reputation may be harmed if information supplied by borrowers is inaccurate, misleading or incomplete.

Borrowers supply a variety of information that is included in the loan listings on our marketplace. Other than as described below, we do not verify this information, and it may be inaccurate or incomplete. For example, we often do not verify a borrower’s stated tenure, job title, home ownership status or intention for the use of loan proceeds. Moreover, investors do not, and will not, have access to financial statements of borrowers or to other detailed financial information about borrowers. If investors invest in loans through our marketplace based on information supplied by borrowers that is inaccurate, misleading or incomplete, those investors may not receive their expected returns and our reputation may be harmed.

Fraudulent activity associated with our marketplace could negatively impact our operating results, brand and reputation and cause the use of our loan products and services to decrease and our fraud losses to increase.

We are subject to the risk of fraudulent activity associated with our marketplace, issuing banks, borrowers, investors and third parties handling borrower and investor information. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. Under our agreements with investors, we are obligated to repurchase loans in cases of confirmed identity theft. The level of our fraud charge-offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity or significant increases in fraudulent activity could lead to regulatory intervention, negatively impact our operating results, brand and reputation and lead us to take steps to reduce fraud risk, which could increase our costs.

We rely on data from third parties for the successful operation of our platform.

Our ability to review and select qualified borrowers and sufficient investors depends on credit, identification, employment and other relevant information that we receive from third parties, including credit bureaus. If this information becomes unavailable or becomes more expensive to access, it could increase our costs as we seek alternative sources of information. If this third-party data is incorrect, our ability to identify qualified borrowers and investors or approve and price loans may suffer and our business may be harmed.

Fluctuations in interest rates could negatively affect transaction volume.

All personal and nearly all small business loans facilitated through our marketplace are issued with fixed interest rates, and education and patient finance loans facilitated by Springstone are issued with fixed or variable rates, depending on the type of loan. If interest rates rise, investors who have already committed capital may lose the opportunity to take advantage of the higher rates. Additionally, potential borrowers could seek to defer loans as they wait for interest rates to settle, and borrowers of variable rate loans through Springstone’s platform may be subject to increased interest rates. If interest rates decrease after a loan is made, borrowers through our marketplace may prepay their loans to take advantage of the lower rates. Investors through our marketplace would lose the opportunity to collect the above-market interest rate payable on the corresponding loan and may delay or reduce future loan investments. As a result, fluctuations in the interest rate environment may discourage investors and borrowers from participating in our marketplace and may reduce our loan originations, which may adversely affect our business.

If loan default rates are in excess of the expected default rates, we may be unable to collect our entire servicing fee.

Personal loans facilitated through our marketplace are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. We are therefore limited in our ability to collect on the loans if a borrower is unwilling or unable to repay. A borrower’s ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans, including student loans and home equity lines of credit. These changes can result from increases in base lending rates or structured increases in payment obligations and could reduce the ability of our borrowers to meet their payment obligations to other lenders and to us. If a borrower defaults on a loan, we typically outsource subsequent servicing efforts to third-party collection agencies, which may be unsuccessful in their efforts to collect the amount of the loan. Because our servicing fees depend on the collectability of the loans, if we experience an unexpected significant increase in the number of borrowers who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, we will be unable to collect our entire servicing fee for such loans and our revenue could be adversely affected.

If we experience an increase in defaults on loans facilitated through our marketplace, the return on investment for investors in those loans would be adversely affected and investors may not find investing through our marketplace desirable.

We make payments ratably on an investor’s investment only if we receive the borrower’s payments on the corresponding loan. If we do not receive payments on the corresponding loan related to an investment, the investor will not be entitled to any payments under the terms of the investment. Further, investors may have to pay us an additional servicing fee of up to 35% of any amount recovered by our third-party collection agencies assigned to collect on the loan. An investor may become dissatisfied with our marketplace if a loan underlying its investment is not repaid and it does not receive full payment. As a result, our reputation may suffer and we may lose investor confidence, which could adversely affect investor participation on our marketplace.

Limited liquidity for investments facilitated through our marketplace may make these investments less attractive to investors.

No trading market currently exists for the certificates issued by the Trust or for the investment funds, each of which are privately placed. Note investors can only sell their notes through the resale trading platform operated by FOLIOfn Investments, Inc. (FOLIOfn), an unaffiliated registered broker-dealer. During 2014, it took an average of approximately four days to sell a note on FOLIOfn with an offer price at or below par. We cannot assure you that FOLIOfn will continue to maintain a market for the trading of notes or that another market may arise. Given the lack of liquidity for certificates and the limited liquidity for notes, investors and potential investors may consider these investments to be less appealing and demand for these investments may decrease, which may adversely affect our business.

Borrowers may prepay a loan at any time without penalty and investors may stop investing in loans, which could reduce our servicing or management fee revenues.

A borrower may decide to prepay all or a portion of the remaining principal amount on a loan at any time without penalty. If the entire remaining unpaid principal amount of a loan is prepaid, we will not receive a servicing fee on the anticipated future loan payments and investors will not receive related payments. If a significant volume of prepayments occur, investors may stop investing in loans and the amount of our servicing or management fee revenues would decline, either of which could harm our business.

Our ability to protect the confidential information of our borrowers and investors may be adversely affected by cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions.

The highly automated nature of our marketplace may make it an attractive target and potentially vulnerable to cyber attacks, computer viruses, physical or electronic break-ins or similar disruptions. Our marketplace processes certain sensitive data from our borrowers and investors. While we have taken steps to protect confidential information that we have access to, our security measures could be breached. Any accidental or willful security breaches or other unauthorized access to our marketplace could cause confidential borrower and investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, our relationships with borrowers and investors could be severely damaged, and we could incur significant liability.

Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, federal regulators and many federal and state laws and regulations require companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause borrowers and investors to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, we could lose borrowers, investors and ecosystem partners and our business and operations could be adversely affected.

Any significant disruption in service on our platform or in our computer systems, including events beyond our control, could prevent us from processing or posting payments on loans, reduce the attractiveness of our marketplace and result in a loss of borrowers or investors.

In the event of a platform outage and physical data loss, our ability to perform our servicing obligations, process applications or make loans available on our marketplace would be materially and adversely affected. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, customer service, reputation and our ability to attract new and retain existing borrowers and investors. Our platform systems are mirrored between two third-party owned and operated facilities. Our primary location is in Las Vegas, Nevada and is operated by Switch, Inc. Our secondary location is located in Santa Clara, California and is operated by CenturyLink. Our operations depend on both provider’s ability to protect its and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or attempts to harm our systems, criminal acts and similar events. If our arrangement with either provider is terminated or if there is a lapse of service or damage to their facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities.

Any interruptions or delays in our service, whether as a result of third-party error, our error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with our borrowers and investors and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on the loans, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause borrowers and investors to abandon our marketplace, any of which could adversely affect our business, financial condition and results of operations.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as strikes and terrorism.

A significant natural disaster, such as an earthquake, fire, power outage, flood or other catastrophic event, or interruptions by strikes, terrorism or other made-made problems, could have a material adverse effect on our business, operating results and financial condition. Our headquarters and our real-time disaster recovery data center are located in the San Francisco Bay Area, a region known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our data centers could result in lengthy interruptions in our services. In addition, acts of strikes, terrorism and other geo-political unrest could cause disruptions in our business and lead to interruptions, delays or loss of critical data. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We have implemented a disaster recovery program that allows us to move production to a back-up data center in the event of a catastrophe. Although this program is functional, we do not currently serve network traffic equally from each data center. If our primary data center shuts down, there will be a period of time that our loan products or services, or certain of our loan products or services, will remain inaccessible to our users or our users may experience severe issues accessing our loan products and services.

We do not currently maintain business interruption insurance to compensate us for potentially significant losses, including potential harm to our business that may result from interruptions in our ability to provide our loan products and services.

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

Because some investors may come to our website via hyperlinks from websites of referral partners, it is possible that an unsatisfied investor could make a claim against us based on the content of these third-party websites that could result in claims that are costly to defend and distracting to management.

Some investors in notes may come to our website after reviewing the website of a referral partner via a hyperlink from this third-party website to a landing page on our website. We compensate referral partners based on whether a person “clicks through” to our web page, and do not pay any compensation based on whether or how much an investor may invest. While all investors are provided with access to a note prospectus on the landing page and during the account opening process, it is possible that an investor could have reviewed additional content on the referral partner’s website. We do not review, approve or adopt any content on a referral partner’s website and, while we do not believe we would have liability for content on a partner website, it is possible that an unsatisfied investor could bring claims against us based on such content. Such claims could be costly and time consuming to defend and would distract management’s attention from the operation of the business.

Misconduct and errors by our employees and third-party service providers could harm our business and reputation.

We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees and other third-party service providers. Our business depends on our employees and third-party service providers to process a large number of increasingly complex transactions, including treasury transactions that involve significant dollar amounts and loan transactions that involve the use and disclosure of personal and business information. We could be materially adversely affected if treasury transactions were redirected, misappropriated or otherwise improperly executed, personal and business information was disclosed to unintended recipients or an operational breakdown or failure in the processing of other transactions occurred, whether as a result of human error, a purposeful sabotage or a fraudulent manipulation of our operations or systems. In addition, the manner in which we store and use certain personal information and interact with borrowers and investors is governed by various federal and state laws. If any of our employees or third-party service providers take, convert or misuse funds, documents or data or fail to follow protocol when interacting with borrowers and investors, we could be liable for damages and subject to regulatory actions and penalties. We could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability. It is not always possible to identify and deter misconduct or errors by employees or third-party service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. Any of these occurrences could result in our diminished ability to operate our business, potential liability to borrowers and investors, inability to attract future borrowers and investors, reputational damage, regulatory intervention and financial harm, which could negatively impact our business, financial condition and results of operations.

We may be sued by third parties for alleged infringement of their proprietary rights, which could harm our business.

Our success depends on not infringing on the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing on such rights. In the future, others may claim that our applications and underlying technology infringe or violate their intellectual property rights. We may, however, be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our loan products or operating our platform or require that we comply with other unfavorable terms. We may also be obligated to indemnify parties or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Any failure to protect our own intellectual property rights could impair our brand, negatively impact our business or both.

Our success and ability to compete also depend in part on protecting our own intellectual property. We rely on a combination of copyright, trade secret, trademark and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. However, the steps we take to protect our intellectual property rights may be inadequate. Third parties may seek to challenge, invalidate or circumvent our copyright, trade secret, trademark and other rights or applications for any of the foregoing. In order to protect our intellectual property rights, we may be required to spend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could seriously adversely affect our brand and adversely impact our business.

Some aspects of our platform include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Aspects of our platform include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our platform. If portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and loan products. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with use of open source software cannot be eliminated, and could adversely affect our business.

If we fail to manage the integration of Springstone effectively, our results of operations and business could be harmed.

We are in the process of integrating Springstone into our business. Risks associated with any such integration include:

•	our inability to integrate smoothly Springstone’s technologies and loan products with our current technologies and products;

•	possible changes to Springstone’s loan products and sales and operational processes; and

•	our inability to assimilate and retain the management and other personnel, culture and operations of Springstone, including back-office functions and systems, such as accounting, human resources, internal controls and others.

This integration may be difficult and unpredictable. We may invest resources in the acquisition and integration efforts would have been better utilized developing technology and loan products for our marketplace or on other strategic development initiatives.

Further, this acquisition may disrupt our ongoing operations, divert management’s attention from their primary responsibilities and our other strategic initiatives, subject us to additional liabilities, increase our expenses and otherwise adversely affect our business, financial condition, operating results and cash flows.

From time to time we may evaluate and potentially consummate acquisitions, which could require significant management attention, disrupt our business and adversely affect our financial results.

We may evaluate and consider strategic transactions, combinations, acquisitions or alliances to enhance our existing business or develop new loan products and services. These transactions could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction and, even if we do consummate such a transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

Any acquisition will involve risks commonly encountered in business relationships, including:

•	difficulties in assimilating and integrating the operations, personnel, systems, data, technologies, products and services of the acquired business;

•	inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;

•	difficulties in retaining, training, motivating and integrating key personnel;

•	diversion of management’s time and resources from our normal daily operations;

•	difficulties in successfully incorporating licensed or acquired technology and rights into our platform;

•	difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;

•	difficulties in retaining relationships with customers, employees and suppliers of the acquired business;

•	risks of entering markets in which we have no or limited direct prior experience;

•	regulatory risks, including remaining in good standing with existing regulatory bodies or receiving any necessary pre-closing or post-closing approvals, as well as being subject to new regulators with oversight over an acquired business;

•	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;

•	failure to successfully further develop the acquired technology;

•	liability for activities of the acquired business before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

•	potential disruptions to our ongoing businesses; and

•	unexpected costs and unknown risks and liabilities associated with the acquisition.

We may not make any acquisitions, or any future acquisitions may not be successful, may not benefit our business strategy, may not generate sufficient revenue to offset the associated acquisition costs or may not otherwise result in the intended benefits. In addition, we cannot assure you that any future acquisition of new businesses or technology will lead to the successful development of new or enhanced loan products and services or that any new or enhanced loan products and services, if developed, will achieve market acceptance or prove to be profitable.

Expanding our operations internationally could subject us to new challenges and risks.

Although we currently only operate in the United States, we may seek to expand our business internationally. Managing any international expansion will require additional resources and controls. Any expansion internationally could subject our business to risks associated with international operations, including:

•	adjusting the proprietary risk algorithms that we use to account for the differences in information available on borrowers;

•	conformity with applicable business customs, including translation into foreign languages and associated expenses;

•	potential changes to our established business model;

•	the need to support and integrate with local third-party service providers;

•	competition with service providers that have greater experience in the local markets than we do or that have pre-existing relationships with potential borrowers and investors in those markets;

•	difficulties in staffing and managing foreign operations in an environment of diverse culture, laws and customers, and the increased travel, infrastructure and legal and compliance costs associated with international operations;

•	compliance with multiple, potentially conflicting and changing governmental laws and regulations, including banking, securities, employment, tax, privacy and data protection laws and regulations, such as the EU Data Privacy Directive;

•	compliance with U.S. and foreign anti-bribery laws, including the Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;

•	difficulties in collecting payments in foreign currencies and associated foreign currency exposure;

•	restrictions on repatriation of earnings;

•	compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws and potentially adverse tax consequences due to changes in such tax laws; and

•	regional economic and political conditions.

As a result of these risks, any potential future international expansion efforts that we may undertake may not be successful.

We have in the past incurred substantial debt and may issue debt securities or otherwise incur substantial debt in the future, which may adversely affect our financial condition and negatively impact our operations.

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

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees needed to support our business.

We believe our success depends on the efforts and talents of our employees, including software engineers, financial personnel and marketing professionals. Our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees. Competition for highly skilled technical and financial personnel, particularly in the San Francisco Bay Area, is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services and our ability to serve borrowers and investors could diminish, resulting in a material adverse effect on our business.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

In addition to attracting and retaining highly skilled employees in general, our future performance depends, in part, on our ability to attract and retain key personnel, including our executive officers, senior management team and other key personnel, all of whom would be difficult to replace. In particular, Mr. Laplanche, our founder and Chief Executive Officer, is critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Mr. Laplanche, our other executive officers or members of our senior management team, and the process to replace any of them, would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, collaboration and focus that contribute to our business.

We believe that a critical component of our success is our corporate culture, which we believe fosters innovation, encourages teamwork and cultivates creativity. As we develop the infrastructure of a public company and continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

If we discover a material weakness in our internal control over financial reporting that we are unable to remedy or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to report our financial results on a timely and accurate basis and the market price of our common stock may be adversely affected.

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Although we did not discover any material weaknesses in internal control over financial reporting at December 31, 2014, subsequent testing by us or our independent registered public accounting firm, which has not performed an audit of our internal control over financial reporting, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404A and 404B, we may incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404A and 404B in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the Securities and Exchange Commission (“SEC”) or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on our business and operating results, and cause a decline in the price of our common stock.

Our ability to use our deferred tax assets to offset future taxable income may be subject to certain limitations that could subject our business to higher tax liabilities.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2014, we had federal and state net operating loss carry-forwards (“NOLs”) of approximately $68.7 million and $61.5 million, respectively, to offset future taxable income. These federal and state net operating loss carry-forwards will begin expiring in 2027 and 2016, respectively. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. Additionally, at December 31, 2014, we had federal and state research and development tax credit carry-forwards of approximately $0.3 million and $0.2 million, respectively. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. On the basis of this evaluation, a full valuation allowance has historically been recorded to recognize only deferred tax assets that are more likely than not to be realized. Our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

RISKS RELATING TO COMPLIANCE AND REGULATION

We and our issuing bank partners are subject to borrower protection laws and federal and state consumer protection laws.

We and our issuing bank partners must comply with regulatory regimes, including those applicable to consumer credit transactions, various aspects of which are untested as applied to our marketplace. Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other federal and state laws may apply to the origination and servicing of loans facilitated through our marketplace. In particular, through our marketplace, we may be subject to laws, such as:

•	state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, credit reporting, debt servicing and collection and unfair or deceptive business practices;

•	the Truth-in-Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions;

•	Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service;

•	the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law;

•	the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, which promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies;

•	the Fair Debt Collection Practices Act and similar state debt collection laws, which provide guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts;

•	the Gramm-Leach-Bliley Act, which includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;

•	the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;

•	the Servicemembers Civil Relief Act, which allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties;

•	the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts;

•	the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures; and

•	the Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures.

We may not always have been, and may not always be, in compliance with these laws. Compliance with these laws is also costly, time-consuming and limits our operational flexibility.

Failure to comply with these laws and regulatory requirements applicable to our business may, among other things, limit our or a collection agency’s ability to collect all or part of the principal of or interest on loans. As a result, we may not be able to collect our servicing fee with respect to the uncollected principal or interest, and investors may be discouraged from investing in loans. In addition, non-compliance could subject us to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, rescission rights held by investors in securities offerings and civil and criminal liability, which may harm our business and our ability to maintain our marketplace and may result in borrowers rescinding their loans.

Where applicable, we will seek to comply with state small loan, loan broker, servicing and similar statutes. Currently, we do not facilitate loans to borrowers in Idaho, Iowa, Maine, Nebraska and North Dakota. In all other U.S. jurisdictions with licensing or other requirements that we believe may be applicable to us, we comply with the relevant requirements through the operation of our marketplace with issuing banks or we will be seeking to obtain required licenses. Nevertheless, if we are found to not have complied with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or penalties or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate loans through our marketplace, perform our servicing obligations or make our marketplace available to borrowers in particular states, which may harm our business.

If our marketplace was found to violate a state’s usury laws, we may have to alter our business model and our business could be harmed.

The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are based upon the ability under federal law of the issuing bank that originates the loan to export the interest rates of its jurisdiction of incorporation to provide uniform rates to all borrowers in all states that have not opted out. WebBank, our primary issuing bank, exports the interest rates of Utah, which allows parties to generally agree by contract to any interest rate. The annual percentage rates offered by WebBank through our marketplace for personal loans as of December 31, 2014 range from 6.78% to 29.99%, which equate to interest rates for investors that range from 6.03% to 26.06%. Of the forty-six jurisdictions whose residents may obtain loans (including the District of Columbia), certain states, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our platform. If a borrower were to successfully bring claims against us for state usury law violations, and the rate on that borrower’s personal loan was greater than that allowed under applicable state law, we could be subject to fines and penalties. Further, if we were unable to partner with another issuing bank, we would have to substantially modify our business operations from the manner currently contemplated and would be required to maintain state-specific licenses and only provide a limited range of interest rates for personal loans, all of which would substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results.

Several lawsuits have sought to re-characterize certain loan marketers and other originators as lenders. If litigation on similar theories were successful against us, loans facilitated through our marketplace could be subject to state consumer protection laws in a greater number of states.

Several lawsuits have brought under scrutiny the association between high-interest “payday loan” marketers and out-of-state banks. These lawsuits assert that payday loan marketers use out-of-state lenders in order to evade the consumer protection laws imposed by the states where they do business. Such litigation has sought to re-characterize the loan marketer as the lender for purposes of state consumer protection law and usury restrictions. Similar civil actions have been brought in the context of gift cards and retail purchase finance. Although we believe that our activities are generally distinguishable from the activities involved in these cases, a court or regulatory authority could disagree.

Additional state consumer protection laws would be applicable to the loans facilitated through our marketplace if we were re-characterized as a lender, and the loans could be voidable or unenforceable. In addition, we could be subject to claims by borrowers, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us.

The increased scrutiny of third-party medical financing by governmental agencies may lead to increased regulatory burdens on Springstone and adversely affect our consolidated revenue or results of operations.

Springstone, through its issuing bank partners, provides education and patient finance loans, including loans for elective medical procedures. Recently, regulators increased scrutiny of third-party providers of financing for medical procedures that are generally not covered by health insurance. For example, in December 2013, the CFPB fined GE Capital Retail Bank $34.1 million for insufficient training, disclosures and practices related to their medical financing services. In addition, attorneys general in New York and Minnesota have conducted investigations on alleged abusive lending practices or exploitation regarding third-party medical financing services.

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

The CFPB is a new agency, and there continues to be uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business or that of our issuing banks.

The CFPB, which commenced operations in July 2011, has broad authority over the businesses in which we engage. This includes authority to write regulations under federal consumer financial protection laws, such as the Truth in Lending Act and the Equal Credit Opportunity Act, and to enforce those laws against and examine large financial institutions, such as our issuing banks, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the loan products we facilitate. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus.

We are subject to the CFPB’s jurisdiction, including its enforcement authority, as a servicer and acquirer of consumer credit. The CFPB may request reports concerning our organization, business conduct, markets and activities. The CFPB may also conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

There continues to be uncertainty as to how the CFPB’s strategies and priorities, including in both its examination and enforcement processes, will impact our businesses and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected loan products and services, making them less attractive and restricting our ability to offer them.

Although we have committed resources to enhancing our compliance programs, actions by the CFPB or other regulators against us, our issuing banks or our competitors that discourage the use of the marketplace model or suggest to consumers the desirability of other loan products or services could result in reputational harm and a loss of borrowers or investors. Our compliance costs and litigation exposure could increase materially if the CFPB or other regulators enact new regulations, change regulations that were previously adopted, modify, through supervision or enforcement, past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted.

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

We receive, transmit and store a large volume of personally identifiable information and other user data. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous U.S. and international jurisdictions, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. This regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

Our failure to comply with applicable privacy policies or federal, state or foreign laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation, discourage potential borrowers or investors from using our marketplace or result in fines or proceedings brought against us, our issuing banks or other third parties by governmental agencies, borrowers, investors or other third parties, one or all of which could adversely affect our business, financial condition and results of operations. In addition to laws, regulations and other applicable common law rules regarding privacy and privacy advocacy, industry groups or other private parties may propose new and different privacy standards. We could also be subject to liability for the inappropriate use of information made available by us. Because the interpretation and application of privacy and data protection laws and privacy standards are still uncertain, it is possible that these laws or privacy standards may be interpreted and applied in a manner that is inconsistent with our practices. Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and privacy standards, could result in additional cost and liability for us, damage our reputation, inhibit use of our marketplace and harm our business.

We will incur significantly increased costs and devote substantial management time as a result of the listing of our common stock.

Although we have been a reporting company under the Securities Exchange Act of 1934, as amended (“Exchange Act”), since 2008, we will incur additional legal, accounting and other expenses that we did not incur as a private reporting company. For example, we are required to comply with additional requirements of the rules and regulations of the SEC and requirements of the New York Stock Exchange, including applicable corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

Our ability to offer our notes depends upon our compliance with requirements under federal or state securities laws.

All notes publicly offered through our marketplace are offered and sold pursuant to a registration statement filed with the SEC. We also qualify as a “well-known seasoned issuer,” which allows us to file automatically effective registration statements with the SEC. Under SEC rules, for certain material updates, we must file post-effective amendments, which, if we do not qualify as a “well-known seasoned issuer,” do not become effective until declared effective by the SEC. We may fail to maintain our “well-known seasoned issuer” status if we do not file SEC reports on a timely manner or for other reasons. In addition, if we fail to file our Annual Reports on Form 10-K or quarterly reports on Form 10-Q on a timely basis or are otherwise required to suspend use of a registration statement for the notes, we could be required to suspend offering of our notes until the deficiency is resolved. Because we offer notes on a continuous basis, securities law restrictions may also limit our ability to market or advertise to potential investors.

We are also currently required to register or qualify for an exemption in every state in which we offer securities. Qualification in a state can be a time-consuming process, often requiring periodic renewals. Failure to timely renew these registrations may require us to pay penalties, suspend further offerings until we regain compliance and make rescission offers in connection with previously completed investments.

Certain states in which we offer notes also impose special suitability standards and other conditions for operation in their states, restricting the persons and conditions under which we may make offerings in these states. We do not offer our notes in all states due to the restrictions of certain states. While we believe that following the completion of our initial public offering (IPO) we may now rely on federal preemption of state registration and qualification requirements, states may interpret federal law as applied to our notes differently, possibly requiring us to continue to make filings in or limit operations in those states. Regardless of any such registration, qualification or preemption, we are subject to both state and federal antifraud rules of each state in which we operate.

As a result of these requirements, actual or alleged non-compliance with federal or state laws or changes in federal or state law or regulatory policy or could limit our ability to offer notes in certain states, require us to pay fines or penalties, or curtail our operations.

We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act of 1940.

In general, a company that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities may be deemed to be an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”). The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and we intend to continue to conduct, our business in a manner that does not result in our company being characterized as an investment company. To avoid being deemed an investment company, we may not be able to broaden our offerings, which could require us to forego attractive opportunities. We may also apply for formal exemptive relief to provide additional clarity on our status under the Investment Company Act. We may not receive such relief on a timely basis, if at all, and such relief may require us to modify or curtail our operations. If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would materially adversely affect our business, financial condition and results of operations.

If our registered investment advisor, LC Advisors, LLC, were found to have violated the Investment Advisers Act, our ability to raise sufficient investor commitments to meet borrower demand could be impaired.

Our subsidiary LCA acts as an advisor to certain private funds and accredited investors, including those that invest in managed accounts that rely on a third-party adviser or manager to manage their investment through our marketplace. Registered investment advisers are subject to a number of regulatory and legal requirements, including conflicts of interest, advertising restrictions and custody requirements. We believe we have conducted, and we intend to continue to conduct, the business of LCA in substantial compliance with the Investment Advisers Act of 1940, as amended (“Investment Advisers Act”) and applicable fiduciary duties. If, however, we are deemed to have breached any of our obligations under the Investment Advisers Act, the activities of LCA could be restricted, suspended or even terminated. If this were to occur, our ability to provide investors with the opportunity to invest through managed accounts could be severely curtailed, and we may not be able to sufficiently meet borrower and investor demand for loans, which could harm our business.

If we were required to register as a broker-dealer under federal or state law, our costs could significantly increase or our operations could be impaired.

The securities offered to investors are offered directly by us. We do not operate as a registered broker-dealer in any jurisdiction. Although we do not believe we are obligated to do so, if a regulatory body were to find that our activities require us to register as a broker-dealer or to sell the investment securities only through a registered broker-dealer, we could be subject to fines, rescission offers or other penalties, and our compliance costs and other costs of operation could increase significantly. Further, our ability to issue and distribute the securities could be significantly impaired or curtailed.

Because we may have issued stock options and underlying shares of common stock in violation of federal and state securities laws, we may be required to offer to repurchase those securities and incur other costs.

We have been a reporting company under the Exchange Act since October 2008. As a result, subsequent to that time, we were no longer entitled to rely on the exemption provided under Rule 701 under the Securities Act of 1933, as amended (Securities Act), and other exemptions from state securities laws for grants of certain equity awards to, and exercises of such awards by, some of our employees, directors and consultants. Therefore, it is possible that some current or former employees, directors and consultants could assert that the options and issuance of shares prior to filing our Form S-8 in July 2014 may have violated U.S. federal and state securities laws, and that such persons could have the right to require us to repurchase those securities.

In connection with such issuances of options and shares, we were recently required by the California Department of Business Oversight (“Department”) to undertake a rescission offer in accordance with applicable California securities laws to (i) grantees of options to purchase shares of common stock and (ii) to stockholders who acquired their shares of common stock upon exercise of stock options, each during the past two years. We will register this rescission offer on a separate registration statement on Form S-1. Eligible participants in this rescission offer might not accept our offer. The weighted average option exercise price for eligible option grants in respect of 39,480,568 shares was $3.68 per share, and the weighted average purchase price for sales of 3,593,295 shares was $0.79 per share. As it is unclear if a rescission offer under federal securities laws will terminate a purchaser’s right to rescind a transaction that was not registered or exempt from such registration requirements, we may be required to honor such rescission rights in future periods. Our aggregate liability may be up to $31.9 million. We believe that any remedies a person might have after the rescission offer expires would not be greater than the amount that person would have received in the rescission offer.

We have not reviewed our compliance with foreign laws regarding the participation of non-U.S. residents on our marketplace.

From time to time, non-U.S. residents invest in loans directly through our marketplace. Through December 31, 2014, the percentage of notes purchased (based upon dollar amounts) by such persons since inception was less than 2% of all loans issued. We are not experts with respect to all applicable laws in the various foreign jurisdictions, and we cannot be sure that we are complying with applicable foreign laws. Failure to comply with such laws could result in fines and penalties payable by us, which could reduce our profitability or cause us to modify or delay planned expansions and expenditures, including investments in our growth. In addition, any such fines and penalties could create negative publicity, result in additional regulatory oversight that could limit our operations and ability to succeed, or otherwise hinder our plans to expand our business internationally.

Recent legislative and regulatory initiatives have imposed restrictions and requirements on financial institutions that could have an adverse effect on our business.

The Dodd-Frank Act and other legislation and regulations relating to financial institutions and markets, including alternative asset management funds, has resulted in increased oversight and taxation. There has been, and may continue to be, a related increase in regulatory investigations of the trading and other investment activities of alternative investment funds. Such investigations may impose additional expenses by us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

The Dodd-Frank Act is extensive and significant legislation enacting changes that broadly affect most aspects of the financial services industry. The Dodd-Frank Act, among other things:

•	created a liquidation framework under which the FDIC may be appointed as receiver following a “systemic risk determination” by the Secretary of Treasury (in consultation with the President) for the resolution of certain nonbank financial companies and other entities, defined as “covered financial companies,” and commonly referred to as “systemically important entities,” in the event such a company is in default or in danger of default and the resolution of such a company under other applicable law would have serious adverse effects on financial stability in the United States, and also for the resolution of certain of their subsidiaries;

•	strengthened the regulatory oversight of securities and capital markets activities by the SEC; and

•	increased regulation of the securitization markets through, among other things, a mandated risk retention requirement for securitizers, which, if applied to our business, would change our business model, and a direction to the SEC to regulate credit rating agencies and adopt regulations governing these organizations and their activities.

With respect to the new liquidation framework for systemically important entities, we cannot assure you that such framework would not apply to us. Guidance from the FDIC indicates that such new framework will largely be exercised in a manner consistent with the existing bankruptcy laws, which is the insolvency regime that would otherwise apply to us. The SEC has proposed significant changes to the rules applicable to issuers and sponsors of asset-backed securities under the Securities Act and the Exchange Act. With the proposed changes, our access to the asset-backed securities capital markets could be affected and our financing programs could be less effective. Compliance with such legislation or regulation may significantly increase our costs, limit our product offerings and operating flexibility, require significant adjustments in our internal business processes and potentially require us to maintain our regulatory capital at levels above historical practices.

As the regulatory framework for our business evolves, federal and state governments may draft and propose new laws to regulate online marketplaces such as ours, which may negatively affect our business.

The regulatory framework for Internet commerce, including online marketplaces such as ours, is evolving, and it is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our marketplace and the way in which we interact with borrowers and investors. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass those costs on to our borrowers and investors in the form of increased fees. In addition, federal and state governmental or regulatory agencies may decide to impose taxes on services provided over the Internet or by online marketplaces. These taxes could discourage the use of our marketplace, which would adversely affect the viability of our business.

Investors in the limited partnership interests offered by LCA or certificates offered by the Trust may be deemed to have been solicited by general solicitation or general advertising, and such investors could seek to rescind their purchase.

We offer notes through a public offering. In addition, the Trust invest in loans through our marketplace. The Trust and LCA offer certificates and limited partnership interests, respectively, to raise capital for their investments. The offerings by the Trust and LCA are made privately with potential investors with whom they have, or have established through a review and diligence process and cooling-off period which, in our opinion, constitutes a substantive, pre-existing relationship outside of the public offering for the notes prior to an investment in the certificates or limited partnership interests and separate from the public offering of the notes. Because of the fact-specific nature of what constitutes a substantive, pre-existing relationship and the means by which it is created, as well as what types of activities might constitute a general solicitation or general advertising with regard to the private offerings of the certificates and limited partnership interests, it is possible that some of these investors could assert that they became interested in an investment in these private offerings by LCA or the Trust through a general solicitation or general advertising with regard to those offerings or the public offering of notes. If it was determined that an investor’s interest in the certificates or limited partnership interests was the result of a general solicitation or general advertisement, all investors could claim that the sale of certificates or limited partnership interests violated Section 5 of the Securities Act and could seek to rescind their purchase or seek other remedies, subject to any applicable statute of limitations. We would contest vigorously any claim that a violation of the Securities Act occurred, however, litigation is inherently uncertain and can be expensive and time consuming.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The market price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. In addition to the factors discussed in Item 1A – Risk Factors and elsewhere in the Report, factors that could cause fluctuations in the market price of our common stock include the following:

•	overall performance of the equity markets;

•	our operating performance and the performance of other similar companies;

•	changes in the estimates of our operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	regulatory developments;

•	announcements of innovations, new loan products or acquisitions, strategic alliances or significant agreements by our competitors;

•	disruptions in our platform due to computer hardware, software or network problems;

•	recruitment or departure of key personnel;

•	the economy as a whole or market conditions in our industry;

•	trading activity by stockholders who beneficially own large amounts of our outstanding common stock;

•	the expiration of market standoff or contractual lock-up agreements; and

•	the size of our market float.

In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Substantial blocks of our total outstanding shares may be sold into the market when “lock-up” or “market standoff” periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. In connection with our initial public offering, all of our security holders entered into market standoff agreements with us restricting the sale of any shares of our common stock or entered into lock-up agreements with the underwriters under which they have agreed, subject to certain exceptions, not to sell any shares of our common stock until June 10, 2015. Beginning on that date, subject to extension under certain circumstances, approximately 303 million shares of our common stock will become eligible for sale in the public market pursuant to Rule 144 or as a registered security, of which approximately 193 million shares will be held by affiliates and subject to the volume and other restrictions of Rule 144.

Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. Our underwriter, Morgan Stanley & Co. LLC may, in its discretion, permit our stockholders to sell shares prior to the expiration of the restrictive provisions contained in these lock-up agreements.

Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares that we may file for ourselves or our stockholders. All of these shares are subject to market standoff or lock-up agreements restricting their sale until June 10, 2015. In addition, shares issued or issuable upon exercise of options or warrants vested as of the expiration of the lock-up agreements will be eligible for sale at that time.

The price of our common stock could decline as a result of sales of common stock in the public market at the termination of market standoff or lock-up agreements, or the perception in the market that the holders of a large number of shares intend to sell their shares.

We may invest or spend the net proceeds to us from our initial public offering in ways with which you may not agree or in ways which may not yield a return or increase the price of our common stock.

We intend to use the net proceeds to us from our initial public offering for general corporate purposes, including working capital, operating expenses and capital expenditures. We have used a portion of the net proceeds to us to repay indebtedness outstanding under our term loan. Additionally, we may use a portion of the net proceeds to us to acquire businesses, products, services or assets. We do not, however, have agreements or commitments for any acquisitions at this time. Our management will have discretion in the application of the net proceeds to us from our initial public offering. Until the net proceeds to us are used, they may be placed in investments that do not yield a favorable return.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of December 31, 2014, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 52.9% of our outstanding common stock. These stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new loan products or enhance our marketplace, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired and our business may be harmed.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash or other dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends for the foreseeable future.

Anti-takeover provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.

Our restated certificate of incorporation and restated bylaws, contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. The provisions, among other things:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	permit only our board of directors to establish the number of directors and fill vacancies on the board;

•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

•	require two-thirds vote to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan (also known as a “poison pill”);

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which will require that all stockholder actions must be taken at a stockholder meeting;

•	do not provide for cumulative voting; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us in certain circumstances.

Any provision of our restated certificate of incorporation or restated bylaws, as we expect they will be in effect upon the completion of this offering, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

If securities or industry analysts publish negative reports about our business, our share price and trading volume could decline, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who may in the future cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in San Francisco, California and consists of approximately 141,000 square feet of space under lease agreements that mostly expire in June 2022. Under these lease agreements, we have an option to extend nearly all of the space under the leases for five years. We have additional leased office space of approximately 20,000 square feet in Westborough, Massachusetts under a lease agreement that expires in January 2020.

Item 3. Legal Proceedings

On June 5, 2014, Springstone received a Civil Investigative Demand from the CFPB, for the period from 2009 through May 2014. The purpose of the investigation is to determine whether Springstone engaged in unlawful acts or practices in connection with the marketing, issuance, and servicing of loans for healthcare related financing during the period. As of December 31, 2014, we had provided all of the documents requested by the CFPB. We are continuing to evaluate this matter.

During the second quarter of 2014, we also received notice from the California Employment Development Department, referred to as EDD, that it had commenced an examination of our records concerning the employment relationship of certain individuals who performed services for us from 2011 through 2014. Based on the EDD’s determination, certain of these individuals should have been classified as employees with appropriate tax withholding and employer related taxes incurred and paid. The EDD has completed its examination and issued a Final Notice of Assessment, which serves as the EDD’s official notice of its determination relating to this matter. During the fourth quarter of 2014, we paid the full assessment to the EDD.

In the fourth quarter of 2014, we settled a dispute with a former consultant for cash and shares of our common stock valued at the market price on the date of settlement. The settlement did not have a material effect on our financial condition, results of operations or cash flows.

In addition to the foregoing, we may be subject to legal proceedings and regulatory actions in the ordinary course of business. We do not believe it is probable that the ultimate liability, if any, arising out of any such matter will have a material effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on the New York Stock Exchange under the symbol “LC” on December 11, 2014 following the sale of the shares sold in our IPO at par to the public at $15.00 per share. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the New York Stock Exchange for the period indicated as well as our IPO price:

Year Ended December 31, 2014	High	Low	Price at IPO
Fourth Quarter (from December 11, 2014)	$27.90	$23.08	$15.00

Holders of Record

As of December 31, 2014, there were approximately 364 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not paid cash or other dividends since our inception, and we do not anticipate paying cash or other dividends in the foreseeable future.

Sales of Unregistered Securities

In April 2014, we issued 6,390,556 shares of Series F convertible preferred stock for aggregate cash consideration of approximately $65.0 million to 32 accredited investors and 2,443,930 shares of Series F convertible preferred stock as consideration for the acquisition of Springstone worth approximately $25.0 million to two accredited investors. These securities were issued in reliance on the exemption from the registration requirements set forth in Section 4(a)(2) of the Securities Act.

Use of Proceeds

The Registration Statement on Form S-1 (File No. 333-198393) for our initial public offering of our common stock was declared effective by the SEC on December 10, 2014 pursuant to which we registered an aggregate of 66,700,000 shares of our common stock at a public offering price of $15.00 per share for aggregate offering proceeds of approximately $1.0 billion.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 10, 2014 pursuant to Rule 424(b)(4).

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by us during the fourth quarter of 2014.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of LendingClub under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Dow Jones Internet Composite Index, or DJ Internet Composite. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 11, 2014, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2014. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. Selected Financial Data

We changed our fiscal year end from March 31 to December 31 effective as of December 31, 2012, and the nine month period ended December 31, 2012 represents the transition period. The historical information presented below for the years ended December 31, 2012, 2011 and 2010 (i) combines the unaudited interim consolidated financial statements for the three months ended March 31 and the nine months ended December 31 in each year and (ii) is unaudited and has been prepared by management for illustrative purposes only. The unaudited interim consolidated financial statements and unaudited historical financial information have been prepared on the same basis as the audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited interim consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future.

The following selected consolidated financial data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in this Report (in thousands, except share and per share data).

Years Ended December 31,	2014(1)	2013	2012	2011	2010
	(audited)	(audited)	(unaudited)	(unaudited)	(unaudited)
Statement of Operations Data:
Transaction fees(2)	$197,124	$85,830	$30,576	$10,981	$4,975
Servicing fees	11,534	3,951	1,929	951	459
Management fees	5,957	3,083	824	103	—
Other revenue (expense)	(1,203)	5,111	716	495	289

Total operating revenue	213,412	97,975	34,045	12,530	5,723
Net interest income (expense) and other adjustments	(2,284)	27	(238)	222	(708)

Total net revenue	211,128	98,002	33,807	12,752	5,015
Operating expenses(3):
Sales and marketing	87,278	39,037	18,201	11,402	7,751
Origination and servicing	38,286	17,217	7,589	4,758	2,790
General and administrative:
Engineering and product development(2)	34,701	13,922	4,855	2,289	1,951
Other	82,367	20,518	10,024	6,572	3,330

Total operating expenses	242,632	90,694	40,669	25,021	15,822

Income (loss) before income taxes	(31,504)	7,308	(6,862)	(12,269)	(10,807)
Income tax expense	1,390	—	—	—	—

Net income (loss)	$(32,894)	$7,308	$(6,862)	$(12,269)	$(10,807)

Net loss per share - Basic(4)(6)	$(0.44)	$0.00	$(0.17)	$(0.35)	$(0.32)

Net loss per share - Diluted(4)(6)	$(0.44)	$0.00	$(0.17)	$(0.35)	$(0.32)

Weighted-average common shares - Basic(4)(6)	75,573,742	51,557,136	39,984,876	34,744,860	34,200,300

Weighted-average common shares - Diluted(4)(6)	75,573,742	81,426,976	39,984,876	34,744,860	34,200,300

December 31,	2014(1)	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents(6)	$869,780	$49,299	$52,551	$24,712	$17,265
Loans(5)	2,798,505	1,829,042	781,215	296,100	128,241
Total assets(1)(6)	3,890,054	1,943,395	850,830	326,797	146,743
Notes and certificates(5)	2,813,618	1,839,990	785,316	290,768	122,532
Total liabilities	2,916,835	1,875,301	798,620	294,262	128,221
Total stockholders’ equity(6)	973,219	68,094	52,210	32,535	18,522

(footnotes appear on the following page)

(1)	In April 2014, we acquired all of the outstanding limited liability interests of Springstone Financial, LLC (“Springstone”). Our consolidated financial statements include Springstone’s financial position and results of operations from the acquisition date.
(2)	Transaction fees were previously referred to as “Origination fees.” “General and Administrative—Engineering and product development” was previously referred to as “General and Administrative—Technology.”
(3)	Includes stock-based compensation expense as follows:

Years Ended December 31,	2014	2013	2012	2011	2010
Sales and marketing	$6,058	$1,313	$302	$30	$94
Origination and servicing	2,140	424	75	9	15
General and administrative:
Engineering and product development	5,311	2,171	449	71	60
Other	23,641	2,375	586	181	150

Total stock-based compensation expense	$37,150	$6,283	$1,412	$291	$319

(4)	In April 2014, our board of directors approved a two-for-one stock split of our outstanding capital stock and in August 2014, our board of directors approved another two-for-one stock split of our outstanding capital stock, which became effective in September 2014. All share and per share data in this table has been adjusted to reflect these stock splits.
(5)	Loans represent unsecured obligations of borrowers facilitated through our marketplace. Notes and certificates are issued to investors and represent repayment obligations dependent upon receipt of borrower payments as to a corresponding loan. For more information regarding notes and certificates, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations— Overview.” Period-end differences between the two line items are largely driven by timing of applying and distributing loan payments to investors.
(6)	In December 2014, we registered 66,700,000 shares of our common stock in our initial public offering at the initial offering price of $15.00 per share. In connection with this stock offering, all outstanding shares of convertible preferred stock were converted into our common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes that appear in this Annual Report on Form 10-K (Report). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Report, particularly in Item 1A – Risk Factors.

Overview

Lending Club is the world’s largest online marketplace connecting borrowers and investors. We believe a technology-powered marketplace is a more efficient mechanism to allocate capital between borrowers and investors than the traditional banking system. Consumers and small business owners borrow through Lending Club to lower the cost of their credit and enjoy a better experience than traditional bank lending. Investors use Lending Club to earn attractive risk-adjusted returns from an asset class that has generally been closed to many investors and only available on a limited basis to institutional investors.

Since beginning operations in 2007, our marketplace has facilitated over $7.6 billion in loan originations. These loans were facilitated through the following investment channels: (i) the issuance of notes, (ii) the sale of certificates, or (iii) the sale of whole loans to qualified investors. Approximately $2.0 billion of our loan originations since inception were invested in through notes, $2.9 billion were invested in through certificates and $2.7 billion were invested in through whole loan sales. In the fourth quarter of 2014, our marketplace facilitated over $1.4 billion of loan originations, of which approximately $0.2 billion were invested in through notes, $0.4 billion were invested in through certificates and $0.8 billion were invested in through whole loan sales.

Our trusted brand, scale and network effect drives significant borrowing and investing activity on our marketplace. We generate revenue from transaction fees from our marketplace’s role in matching borrowers with investors to enable loan originations, servicing fees from investors and management fees from investment funds and other managed accounts. We do not assume credit risk or use our own capital to invest in loans facilitated by our marketplace, except in limited circumstances and in amounts that are not material. The capital to invest in the loans enabled through our marketplace comes directly from investors. Our proprietary technology automates key aspects of our operations, including the borrower application process, data gathering, credit decisioning and scoring, loan funding, investing and servicing, regulatory compliance and fraud detection. We operate with a lower cost structure than traditional banks due to our innovative model, online delivery and process automation, without the physical branches, legacy technology or high overhead associated with the traditional banking system.

Our marketplace is where borrowers and investors engage in transactions relating to unsecured Standard or Custom Program Loans including Super Prime Consumer Loans, small business loans, and education and patient finance loans. Standard Program Loans are visible through our public website and can be invested in through notes. Separately, qualified investors may also invest in Standard or Customer Program Loans in private transactions not facilitated through our website.

The transaction fees we receive from issuing banks in connection with our marketplace’s role in facilitating loan originations range from 1% to 6% of the initial principal amount of the loan as of December 31, 2014. In addition, for education and patient finance loans, transaction fees may exceed 6% as they include fees earned from issuing banks and service providers. Servicing fees paid to us vary based on investment channel. Note investors pay us a servicing fee equal to 1% of each payment amount received from the borrower; whole loan purchasers pay a monthly servicing fee up to 1.3% per annum on the month-end principal balance of loans serviced and certificate holders generally pay a monthly management fee typically ranging from 0.7% to 1.5% per annum of the month-end balance of assets under management.

Loans to qualified borrowers are originated by issuing banks. Investors can invest in loans that are offered through our marketplace in one or all of the following channels:

•	Notes. Pursuant to an effective shelf registration statement, investors who meet the applicable financial suitability requirements and have completed our investor account opening process may purchase unsecured, borrower payment dependent notes that correspond to payments received on an underlying Standard Program Loan selected by the investor. When an investor registers with us, the investor enters into an investor agreement with us that governs the investor’s purchases of notes. Our note channel is supported by our website knowledge base and our investor services group who provide basic customer support to these investors.

•	Certificates and Investment Funds. Accredited investors and qualified purchasers may establish a relationship with LCA or another third-party advisor in order to indirectly invest in certificates, or they may directly purchase a certificate or interests in separate limited partnership entities that purchase certificates. The certificates are unsecured and are settled with cash flows from underlying Standard or Custom Program Loans selected by the investor. Neither certificates nor limited partnership interests can be purchased through our website. Certificate investors typically seek to invest larger amounts as compared to the average note investors and often desire a more “hands off” approach to investing. Investors in certificates generally pay an asset-based management fee instead of cash flow-based servicing fee paid by note investors.

•	Whole Loan Purchases. Certain institutional investors, such as banks, seek to hold the actual loan on their balance sheet. To meet this need, we sell entire Standard or Custom Program Loans to these investors. In connection with these sales, the investor owns all right, title and interest in each loan. We establish the investors’ accounts and set out the procedures for the purchase of loans, including any purchase amount limitations, which we control in our discretion. We and the investor also make limited representations and warranties and agree to indemnify each other for breaches of the purchase agreement. The investor also agrees to simultaneously enter into a servicing agreement with us acting as servicer. For regulatory purposes, the investor also has access to the underlying borrower information, but is prohibited from contacting or marketing to the borrower in any manner and agrees to hold such borrower information in compliance with all applicable privacy laws. We continue to service these loans after they are sold and can only be removed as the servicer in limited circumstances.

For all investment channels, we agree to repurchase loans in cases of confirmed identity theft.

Change in Fiscal Year

In December 2012, we changed our fiscal year end from March 31 to December 31. The change was effective as of December 31, 2012, and the nine months ended December 31, 2012 represent the transition period.

Springstone

In April 2014, we acquired all of the outstanding limited liability company interests of Springstone. For its role in loan facilitation, Springstone earns transaction fees paid by the issuing bank and service provider at the time of origination, which averaged approximately 4.9% of the initial loan balance as of December 31, 2014. Currently, Springstone does not earn any servicing fees, as loans are originated, retained and serviced by the respective issuing banks. We currently intend to continue to have these loans funded and serviced through existing issuing banks while we develop plans to integrate these loans into our Standard Loan Program over time. See Item 8 – Financial Statements and Supplementary Data - Note 17 – Springstone Acquisition for more information.

Key Operating and Financial Metrics

We regularly review a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics (in thousands, except percentages):

	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
	(unaudited)
Loan Originations(1)	$4,377,503	$2,064,626	$608,348
Contribution(2)	$96,046	$43,458	$8,346
Contribution margin(2)	45.0%	44.4%	28.9%
Adjusted EBITDA(2)	$21,301	$15,227	$(2,557)
Adjusted EBITDA margin(2)	10.0%	15.5%	(8.8%)

(1)	Loan originations include loans facilitated through the platform plus outstanding purchase commitments at period end.
(2)	Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measure, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reconciliations of Non-GAAP Financial Measures.”

Loan Originations

We believe originations are a key indicator of the adoption rate of our marketplace, growth of our brand, scale of our business, strength of our network effect, economic competitiveness of our products and future growth. Loan originations have grown significantly over time due to increased awareness of our brand, our high borrower and investor satisfaction rates, the effectiveness of our borrower acquisition channels, a strong track record of loan performance and the expansion of our capital resources. Factors that could affect loan originations include the interest rate and economic environment, the competitiveness of our products, the success of our operational efforts to balance investor and borrower demands, any limitations on the ability of our issuing banks to originate loans, our ability to develop new products or enhance existing products for borrowers and investors, the success of our sales and marketing initiatives and the success of borrower and investor acquisition and retention.

Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin

Contribution is a non-GAAP financial measure that we calculate as net income (loss), excluding net interest income (expense) and other adjustments, general and administrative expense, stock-based compensation expense and income tax expense (benefit). Contribution margin is a non-GAAP financial measure calculated by dividing contribution by total operating revenue. Contribution and contribution margin are measures used by our management and board of directors to understand and evaluate our core operating performance and trends. Contribution and contribution margin have varied from period to period and have generally increased over time. Factors that affect our contribution and contribution margin include revenue mix, variable marketing expenses and origination and servicing expenses.

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding net interest income (expense) and other adjustments, acquisition and related expense, depreciation and amortization, amortization of intangible assets, stock-based compensation expense and income tax expense (benefit). Adjusted EBITDA margin is a non-GAAP financial measure calculated as adjusted EBITDA divided by total operating revenue. Adjusted EBITDA is a measure used by our management and board of directors to understand and evaluate our core operating performance and trends. Adjusted EBITDA has generally improved over time due to our increased revenue and efficiencies in the scale of our operations. For more information regarding the limitations of contributions, contribution margins, adjusted EBITDA and adjusted EBITDA margin and a reconciliation of net income (loss) to adjusted EBITDA, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reconciliations of Non-GAAP Financial Measures.”

Effectiveness of Scoring Models

Our ability to attract borrowers and investors to our marketplace is significantly dependent on our ability to effectively evaluate a borrower’s credit profile and likelihood of default. We evaluate our marketplace’s credit decisioning and scoring models on a regular basis and leverage the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate to continually improve the models. If we are unable to effectively evaluate borrowers’ credit profiles, borrowers and investors may lose confidence in our marketplace. Additionally, our ability to effectively segment borrowers into relative risk profiles impacts our ability to offer attractive interest rates for borrowers as well as our ability to offer investors attractive returns, both of which directly relate to our users’ confidence in our marketplace. Our credit decisioning and scoring models assign each loan offered on our marketplace a corresponding interest rate and origination fee. Our investors’ returns are a function of the assigned interest rates for each particular loan invested in less any defaults over the term of the applicable loan. We believe we have a history of effectively evaluating borrower’s credit profiles and likelihood of defaults, as evidenced by the performance of various loan vintages facilitated through our marketplace. The following charts display the historical lifetime cumulative net charge-off rates through December 31, 2014, by booking year, for all grades and 36- and 60-month terms of Standard Program Loans for each of the years shown.

Product Innovation

We have made and intend to continue to make substantial investments and incur expenses to research and develop or otherwise acquire new financial products for borrowers and investors. Our revenue growth to date has been a function of, and our future success will depend in part on, successfully meeting borrower and investor demand with new and innovative loan and investment options. For example, in early 2014, we began offering small business loans to qualified investors, bringing the benefit of our innovative marketplace model, online delivery and process automation to small business owners. In the latter part of 2014 we launched Super Prime Consumer Loans and a true no interest product for the education and patient finance market. For investors, we have introduced automated investing, API, investment funds and separately managed accounts, or SMAs, that make investing in loans easier. Failure to successfully develop and offer innovative products could adversely affect our operating results and we may not recoup the costs of new products.

Marketing Effectiveness and Strategic Relationships

We intend to continue to dedicate significant resources to our marketing and brand advertising efforts and strategic relationships. Our marketing efforts are designed to build awareness of Lending Club and attract borrowers and investors to our marketplace. We use a diverse array of marketing channels and are constantly seeking to improve and optimize our experience both on- and offline to achieve efficiency and a high level of borrower and investor satisfaction. We also continue to invest in our strategic relationships to raise awareness of our platform and attract borrowers and investors to our marketplace. Our operating results and ability to sustain and grow loan volume will depend, in part, on our ability to continue to make effective investments in marketing and the effectiveness of our strategic relationships.

Regulatory Environment

The regulatory environment for credit is complex and evolving, creating both challenges and opportunities that could affect our financial performance. We expect to continue to spend significant resources to comply with various federal and state laws and various licensing requirements designed to, among other things, protect borrowers (such as truth in lending, equal credit opportunity, fair credit reporting and fair debt collections practices) and investors. Our marketplace incorporates a number of automated features to help comply with these laws in an efficient and cost effective manner. While new laws and regulations or changes under existing laws and regulations could make facilitating loans or investment opportunities more difficult to achieve on acceptable terms, or at all, these events could also provide new product and market opportunities. To the extent we seek to grow internationally, we would become subject to additional foreign regulation and related compliance requirements and expense.

Results of Operations

The following tables set forth the consolidated statement of operations data for each of the periods presented (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
Operating revenues:
Transaction fees	$197,124	$85,830	$26,013
Servicing fees	11,534	3,951	1,474
Management fees	5,957	3,083	720
Other revenue (expense)	(1,203)	5,111	720

Total operating revenue	213,412	97,975	28,927
Net interest income (expense) and other adjustments	(2,284)	27	(334)

Total net revenue	211,128	98,002	28,593
Operating expenses(1):
Sales and marketing	87,278	39,037	14,723
Origination and servicing	38,286	17,217	6,134
General and administrative:
Engineering and product development	34,701	13,922	3,994
Other	82,367	20,518	7,980

Total operating expenses	242,632	90,694	32,831

Income (loss) before income taxes	(31,504)	7,308	(4,238)
Income tax expense	1,390	—	—

Net income (loss)	$(32,894)	$7,308	$(4,238)

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
Sales and marketing	$6,058	$1,313	$216
Origination and servicing	2,140	424	60
General and administrative:
Engineering and product development	5,311	2,171	406
Other	23,641	2,375	428

Total stock-based compensation expense	$37,150	$6,283	$1,110

Total Net Revenue (in thousands, except percentages)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Change ($)	Change (%)
Transaction fees	$197,124	$85,830	$111,294	130%
Servicing fees	11,534	3,951	7,583	192%
Management fees	5,957	3,083	2,874	93%
Other revenue (expense)	(1,203)	5,111	(6,314)	(124%)

Total operating revenue	213,412	97,975	115,437	118%
Net interest income (expense) and other adjustments	(2,284)	27	(2,311)	N/M

Total net revenue	$211,128	$98,002	$113,126	115%

	Year Ended December 31, 2013	9 Months Ended December 31, 2012	Change ($)	Change (%)
Transaction fees	$85,830	$26,013	$59,817	230%
Servicing fees	3,951	1,474	2,477	168%
Management fees	3,083	720	2,363	328%
Other revenue	5,111	720	4,391	N/M

Total operating revenue	97,975	28,927	69,048	239%
Net interest income (expense) and other adjustments	27	(334)	361	108%

Total net revenue	$98,002	$28,593	$69,409	243%

N/M – Not meaningful

Our primary sources of net revenue consist of fees charged for transactions through or related to our marketplace. Our fees include transaction, servicing and management fees.

Transaction Fees

Transaction fees are fees paid by issuing banks or service providers to us for the work we perform through our platform and Springstone’s platform. The amount of these fees is based upon the terms of the loan, including grade, rate, term and other factors. As of December 31, 2014, these fees ranged from 1% to 6% of the initial principal amount of a loan. In addition, for education and patient finance loans, transaction fees may exceed 6% as they include fees earned from issuing banks and service providers. These fees are recognized as a component of operating revenue at the time of loan issuance.

Effective July 1, 2013, we elected to account for loans we intend to sell to whole loan purchasers at fair value. Under this election, the purchase of such loans is recorded at fair value and all related transactions fees and costs are recorded when earned or incurred, respectively. Prior to this change, from December 1, 2012 through June 30, 2013, transaction fees and costs were included in the computation of the gain or loss on the sale of the loan, which was recorded in other revenue in the consolidated statement of operations. As such, transaction fees are now reflected in transaction fees and not in other revenue on the statement of operations. In accordance with GAAP, for this type of accounting change, we are not permitted to reclassify the prior period amounts to conform to this current presentation.

Transaction fees were $197.1 million and $85.8 million for the fiscal years ended December 31, 2014 and 2013, respectively, an increase of 130%. The increase was primarily due to an increase in loans facilitated through our marketplace from $2,064.6 million for the year ended December 31, 2013 to $4,377.5 million for the fiscal year ended December 31, 2014, an increase of 112%. In addition, for the year ended December 31, 2013, $4.9 million in transaction fees were included in the gain on sale of whole loans, which was included in other revenue prior to accounting for whole loans at fair value in the third quarter of 2013. The average transaction fees as a percentage of the initial principal balance of the loan, including the $4.9 million in other revenue, were 4.5% and 4.4% for the fiscal years ended December 31, 2014 and 2013, respectively. The increase was primarily due to higher percentages of 60-month loans and loans with higher risk grades, each of which have higher corresponding transaction fees.

Transaction fees were $85.8 million and $26.0 million for the fiscal year ended December 31, 2013 and the nine months ended December 31, 2012, respectively, an increase of 230%. The increase in these fees was primarily due to an increase in loans originated through our marketplace from $608.3 million for the nine months ended December 31, 2012 to $2,064.6 million for the fiscal year ended December 31, 2013, an increase of 239%. In addition, for the year ended December 31, 2013, $4.9 million in transaction fees were included in the gain on sale of whole loans, which was included in other revenue prior to accounting for whole loans at fair value in the third quarter of 2013. The average transaction fees as a percentage of the initial principal balance of the loan, including the $4.9 million in other revenue, were 4.4% and 4.3% for the fiscal year ended December 31, 2013 and the nine months ended December 31, 2012, respectively. The increase was primarily due to higher percentages of 60-month loans and loans with higher risk grades, each of which have higher corresponding transaction fees.

Servicing Fees

Servicing fees paid to us vary based on investment channel. Note investors pay us a servicing fee equal to 1% of each payment amount received from the borrower and whole loan purchasers pay a monthly servicing fee up to 1.3% per annum on the outstanding month-end principal balance of loans serviced. The servicing fee compensates us for the costs we incur in servicing the related loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios.

We record servicing assets and liabilities at their estimated fair values when we sell whole loans to unrelated third parties or when the servicing contract commences. Over the life of the loan, changes in the estimated fair value of servicing assets and liabilities are included in servicing fees in the period in which the changes occur.

The following table provides the outstanding principal balance of loans that we serviced at the end of the periods indicated, by the method that the loans were financed (in millions):

December 31,	2014	2013	2012
	(unaudited)
Notes	$1,055.2	$688.3	$397.1
Certificates	1,796.6	1,171.7	398.7
Whole loans sold	1,873.7	406.9	10.1

Total	$4,725.5	$2,266.9	$805.9

Servicing fees were $11.5 million and $4.0 million for the years ended December 31, 2014 and 2013, respectively, an increase of 192%. Servicing fees earned from whole loan sales were $4.2 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively. Servicing fees earned from retail investors were $5.9 million and $3.5 million for the years ended December 31, 2014 and 2013, respectively, an increase of 69%. The increase in servicing fees was due to increased balances of notes and certificates and sold loans outstanding serviced by us for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Servicing fees were $4.0 million and $1.5 million for the fiscal year ended December 31, 2013 and the nine months ended December 31, 2012, respectively, an increase of 168%. Servicing fees earned from retail investors were $3.5 million and $1.5 million for the year ended December 31, 2013 and nine months ended December 31, 2012, respectively, an increase of 133%. There were no servicing fees earned from whole loan sales during the nine months ended December 31, 2012. The increase in servicing fees was primarily due to increased balances of notes and certificates and sold loans outstanding serviced by us for the fiscal year ended December 31, 2013 as compared to the nine months ended December 31, 2012.

The table below illustrates the composition of servicing fees by source for each period presented (in thousands):

December 31,	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
Note and certificate servicing fees	$5,952	$3,533	$1,474
Servicing fees related to whole loans sold	4,162	303	—

Total servicing fees before change in fair value of servicing assets and liabilities	10,114	3,836	1,474

Change in fair value of servicing assets and liabilities, net	1,420	115	—

Total servicing fees	$11,534	$3,951	$1,474

Management Fees

Certain investors can invest in investment funds managed by LCA. LCA typically charges these investors a monthly management fee based on the month-end balance of their assets under management, ranging from 0.7% to 1.5% per annum. This fee may be waived or reduced for individual limited partners at the discretion of the general partner. LCA does not earn any carried interest from the investment funds. For managed account certificate holders, LCA earns a management fee typically ranging from 0.85% to 1.2% per annum of the month-end balance of their assets under management. This fee may be waived or reduced at the discretion of LCA.

Management fees were $6.0 million and $3.1 million for the years ended December 31, 2014 and 2013, respectively, an increase of 93%. The increase in management fees was due primarily to an increase in the total assets under management and outstanding certificate balances. Management fees were $3.1 million and $0.7 million for the fiscal year ended December 31, 2013 and the nine months ended December 31, 2012, respectively, an increase of 328%. The increase in management fees was due primarily to an increase in the total assets under management and outstanding certificate balances.

Other Revenue (Expense)

Other revenue (expense) consists of gains and losses on sales of whole loans and referral revenue. Certain investors investing through our marketplace acquire Standard or Custom Program Loans in their entirety. In connection with these whole loan sales, in addition to the transaction fee earned in respect of the corresponding loan, we recognize a gain or loss on the sale of that loan based on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee (loans are typically sold at par). From December 1, 2012 through June 30, 2013, we included in the gain calculation on whole loan sales the amount of the transaction fees earned in respect of those loans, resulting in higher gains on sale and lower transaction fees. Referral revenue consists of fees earned from partner companies when customers referred by us complete specified actions with a partner company. The specified action may range from clicking on a link to visit a partner company’s website to obtaining a loan from the partner company.

Other revenue (expense) was $(1.2) million and $5.1 million for the years ended December 31, 2014 and 2013, respectively, a decrease of 124%. This was primarily attributable to a change in the investor base that we sold whole loans to and the effect of the change in accounting for transaction fees. Other revenue was $5.1 million and $0.7 million for the year ended December 31, 2013 and the nine months ended December 31, 2012, respectively. The increase in other revenue was primarily due to a $3.5 million increase in gain on sale of whole loans to unrelated purchasers. The $3.5 million increase included $4.9 million in transaction fees, which are included in the gain on sale of whole loans from January 1, 2013 to June 30, 2013.

The table below illustrates the composition of Other revenue (expense) for each period presented (in thousands):

December 31,	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
Referral revenue	$2,298	$1,170	$259
Gain (loss) on sold loans	(3,569)	3,862	329
Other	68	79	132

Other revenue (expense)	$(1,203)	$5,111	$720

Net Interest Income (Expense) and Other Adjustments

We do not assume principal or interest risk on loans facilitated through our marketplace because loan balances, interest rates and maturities are matched and offset by an equal balance of notes and certificates with the exact same interest rates and maturities. We only make principal and interest payments on notes and certificates to the extent that we receive borrower payments on loans. As a servicer, we are only required to deliver borrower payments to the extent that we actually receive them . As a result, on our statement of operations for any period and balance sheet as of any date, (i) interest income on loans corresponds to the interest expense on notes and certificates and (ii) loan balances correspond to note and certificate balances with variations resulting from timing differences between the crediting of principal and interest payments on loans and the disbursement of those payments to investors.

We may make limited loan investments without issuing a corresponding note or certificate to investors, resulting in differences between interest income from loans and interest expense from notes and certificates on our statement of operations and total loans and notes and certificates balances on our balance sheets. These loan investments have been related primarily to customer accommodations and have not been material. We do not anticipate that such investments will be material in the foreseeable future.

Additionally, interest income (expense) includes interest income earned on cash and cash equivalents and interest expense incurred on our term loan. The following tables provide additional detail related to interest generating assets and liabilities and fair value adjustments (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Change ($)	Change (%)
Interest income:
Loans	$354,424	$187,495	$166,929	89%
Cash and cash equivalents	29	12	17	142%

Total interest income	354,453	187,507	166,946	89%

Interest expense:
Notes and certificates	(354,334)	(187,447)	(166,887)	(89%)
Term loan	(2,281)	—	(2,281)	(100%)

Total interest expense	(356,615)	(187,447)	(169,168)	(90%)

Net interest income (expense)	(2,162)	60	(2,222)	N/M
Fair value adjustments on loans, notes and certificates, net	(122)	(33)	(89)	(270%)

Net interest income (expense) and other adjustments	$(2,284)	$27	$(2,311)	N/M

Average outstanding balances:
Loans	$2,377,526	$1,278,631	$1,098,895	86%
Notes and certificates	$2,389,747	$1,285,764	$1,103,983	86%

N/M - Not meaningful

	Year Ended December 31, 2013	9 Months Ended December 31, 2012	Change ($)	Change (%)
Interest income:
Loans	$187,495	$56,829	$130,666	230%
Cash and cash equivalents	12	32	(20)	(63%)

Total interest income	187,507	56,861	130,646	230%

Interest expense:
Notes and certificates	(187,447)	(56,631)	(130,816)	(231%)
Loans payable	—	(11)	11	100%

Total interest expense	(187,447)	(56,642)	(130,805)	(231%)

Net interest income	60	219	(159)	(73%)
Fair value adjustments on loans, notes and certificates, net	(33)	(595)	562	94%
Benefit from loss reversal on loans at amortized cost	—	42	(42)	(100%)

Net interest income (expense) and other adjustments	$27	$(334)	$361	108%

Average outstanding balances:
Loans	$1,278,631	$551,923	$726,708	132%
Notes and certificates	$1,285,764	$552,523	$733,241	133%

For the years ended December 31, 2014 and 2013, interest income from loans was $354.4 million and $187.5 million, respectively. The increase in interest income was primarily due to the increase in the outstanding balances of loans. For the fiscal year ended December 31, 2013 and the nine months ended December 31, 2012, interest income from loans was $187.5 million and $56.8 million, respectively. The increase in interest income was primarily due to the increase in the outstanding balances of loans.

For the years ended December 31, 2014 and 2013, we recorded interest expense for notes and certificates of $354.3 million and $187.4 million, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of notes and certificates. For the fiscal year ended December 31, 2013 and the nine months ended December 31, 2012, we recorded interest expense for notes and certificates of $187.4 million and $56.6 million, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of notes and certificates.

For the year ended December 31, 2014, we incurred debt issuance costs of $1.2 million primarily related to underwriting fees, debt discount costs of $0.2 million and interest expense of $0.9 million related to our term loan which was paid off in December 2014. We did not incur any interest expense for the term loan during the year ended December 31, 2013 or the nine months ended December 31, 2012.

Fair Value Adjustments on Loans, Notes and Certificates

We estimate the fair value of loans and their related notes and certificates using a discounted cash flow valuation methodology that is described in “Item 8 – Financial Statements and Supplementary Data – Note 2- Summary of Significant Accounting Policies”. The changes in fair value of loans, notes and certificates are shown on our consolidated statement of operations on a gross basis. Due to the payment dependent feature of the notes and certificates, fair value adjustments on the loans are offset by the fair value adjustments on the notes and certificates, resulting in no net effect on our earnings. From time to time, however, we may make limited loan investments without us issuing a corresponding note or certificate to investors, resulting in differences between total interest income and expense amounts on our statement of operations and total loans and notes and certificates balances on our balance sheets. These loan investments have been related primarily to customer accommodations and have been insignificant. We do not anticipate that such investments will be material in the foreseeable future.

Prior to September 2011, we accounted for certain loans at amortized cost, reduced by a valuation allowance for loan losses incurred as of the balance sheet date. We recorded benefits for losses on loans at amortized cost of $42,000 during the nine months ended December 31, 2012. No benefit related to such loans was recorded in 2013 or 2014. The balance of loans at amortized cost declined to zero as of December 31, 2012.

The losses from fair value adjustments on loans were largely offset by the gains from fair value adjustments on notes and certificates due to the borrower payment dependent design of the notes and certificates and due to the principal balances of the loans being similar to the combined principal balances of the notes and certificates. Accordingly, the net fair value adjustments were $0.1 million, $33,000 and $0.6 million for the years ended December 31, 2014 and 2013 and the nine months ended December 31, 2012, respectively.

Operating Expenses (in thousands, except percentages)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Change ($)	Change (%)
Sales and marketing	$87,278	$39,037	$48,241	124%
Origination and servicing	38,286	17,217	21,069	122%
General and administrative:
Engineering and product development	34,701	13,922	20,779	149%
Other	82,367	20,518	61,849	301%

Total operating expenses	$242,632	$90,694	$151,938	168%

	Year Ended December 31, 2013	9 Months Ended December 31, 2012	Change ($)	Change (%)
Sales and marketing	$39,037	$14,723	$24,314	165%
Origination and servicing	17,217	6,134	11,083	181%
General and administrative:
Engineering and product development	13,922	3,994	9,928	249%
Other	20,518	7,980	12,538	157%

Total operating expenses	$90,694	$32,831	$57,863	176%

Our operating expenses consist of sales and marketing, origination and servicing and general and administrative expenses, which includes engineering and product development and other general and administrative expenses.

Sales and Marketing

Sales and marketing expense consists primarily of those related to borrower and investor acquisition. In addition, these include retention and general brand and awareness building, and salaries, benefits and stock-based compensation expense related to our sales and marketing team.

Sales and marketing expense was $87.3 million and $39.0 million for the years ended December 31, 2014 and 2013, respectively, an increase of 124%. The increase was primarily due to a $41.6 million increase in variable marketing expenses driven by higher loan originations and a $6.6 million increase in personnel-related expenses associated with higher headcount levels and acceleration of vesting of stock options for a terminated employee. Sales and marketing expense was $39.0 million and $14.7 million for the fiscal year ended December 31, 2013 and nine months ended December 31, 2012, respectively, an increase of 165%. The increase was primarily due to an $18.7 million increase in variable marketing expenses driven by higher loan originations and a $5.1 million increase in personnel-related expenses.

Origination and Servicing

Origination and servicing expense consists primarily of salaries, benefits and stock-based compensation expense related to our credit, collections, customer support and payment processing teams and vendor costs associated with facilitating and servicing loans.

Origination and servicing expense was $38.3 million and $17.2 million for the years ended December 31, 2014 and 2013, respectively, an increase of 122%. The increase was primarily due to a $14.3 million increase in personnel-related expenses and a $6.7 million increase in consumer reporting agency and loan processing costs, both driven by higher loan originations and higher outstanding balance of loans serviced. Origination and servicing expense was $17.2 million and $6.1 million for the fiscal year ended December 31, 2013 and nine months ended December 31, 2012, respectively, an increase of 181%. The increase was primarily due to a $7.3 million increase in personnel-related expenses associated with higher headcount levels and a $3.9 million increase in consumer reporting agency and loan processing costs, both driven by higher loan volumes.

General and Administrative

Engineering and product development expense consists primarily of salaries, benefits and stock-based compensation expense for our engineering and product development team and the costs of contractors who work on the development and maintenance of our platform. Engineering and product development expense also includes non-capitalized hardware and software costs and depreciation and amortization of technology assets.

Other general and administrative expense consists primarily of salaries, benefits and stock-based compensation expense for our accounting and finance, business development, legal, human resources and facilities teams, professional fees related to legal and accounting, and facilities expense and compensation expense related to the acquisition of Springstone.

Engineering and product development expense was $34.7 million and $13.9 million for the years ended December 31, 2014 and 2013, respectively, an increase of 149%. The increase was primarily driven by continued investment in our platform and product development, which included a $14.3 million increase in personnel-related expenses resulting from increased headcount and contract labor expense and a $6.3 million increase in expensed equipment and software and depreciation expense. Engineering and product development expense was $13.9 million and $4.0 million for the fiscal year ended December 31, 2013 and the nine months ended December 31, 2012, respectively, an increase of 249%. The increase was primarily driven by continued investment in technology infrastructure, which included a $7.1 million increase in personnel-related expenses resulting from increased headcount and contract labor expense and a $2.1 million increase in expensed equipment and software and depreciation expense. We capitalized $12.2 million, $3.8 million and $0.4 million in software development costs for the years ended December 31, 2014 and 2013 and nine months ended December 31, 2012 respectively.

Other general and administrative expense was $82.4 million and $20.5 million for the years ended December 31, 2014 and 2013, respectively, an increase of 301%. The increase was primarily due to a $38.6 million increase in personnel-related expenses from increased headcount as we continued to invest in back office support and compensation expense for stock consideration issued related to the Springstone acquisition. Additionally, the increase was due to $7.9 million of amortization and depreciation expense primarily related to amortization on assets recognized in conjunction with the Springstone acquisition. Other general and administrative expense was $20.5 million and $8.0 million for the fiscal year ended December 31, 2013 and the nine months ended December 31, 2012, respectively, an increase of 157%. The increase was primarily due to a $7.3 million increase in personnel-related expenses from increased headcount and a $2.3 million increase in rent and facilities expenses.

Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and deferred income taxes and changes in the related valuation allowance reflecting the net tax effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

For the year ended December 31, 2014, we recorded $1.4 million of income tax expense related to the amortization of tax deductible goodwill from the acquisition of Springstone, which gives rise to an indefinite-lived deferred tax liability. For the year ended December 31, 2013, we recorded no income tax expense related to the pre-tax income due to the availability of deferred tax assets subject to a full valuation to offset current year income. For the nine months ended December 31, 2012, we recorded no tax benefit related to our pre-tax losses because the tax benefit on such losses was offset by increases in the valuation allowance.

Quarterly Results of Operations

The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 2014. The unaudited quarterly statement of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited quarterly statement of operations data. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Report (in thousands, except percentages) prospectus.

Quarters Ended	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(unaudited)
Operating revenue:
Transaction fees	$63,289	$52,622	$45,801	$35,412
Servicing fees	5,233	3,053	1,468	1,780
Management fees	1,794	1,608	1,461	1,094
Other revenue (expense)	(765)	(745)	(109)	416

Total operating revenue	69,551	56,538	48,621	38,702
Net interest income (expense) and other adjustments	(1,430)	(474)	(396)	16

Total net revenue	68,121	56,064	48,225	38,718

Operating expenses(1):
Sales and marketing	26,470	21,001	19,225	20,582
Origination and servicing	12,151	10,167	8,566	7,402
General and administrative:
Engineering and product development	11,714	9,235	8,030	5,722
Other	26,492	22,613	20,951	12,311

Total operating expenses	76,827	63,016	56,772	46,017

Loss before income taxes	(8,706)	(6,952)	(8,547)	(7,299)
Income tax expense	331	419	640	—

Net loss	$(9,037)	$(7,371)	$(9,187)	$(7,299)

Other Data(2):
Loan originations(3)	$1,414,983	$1,165,226	$1,005,946	$791,348
Contribution(4)	$32,672	$26,881	$21,915	$14,578
Contribution margin(4)	47.0%	47.5%	45.1%	37.7%
Adjusted EBITDA (4)	$7,916	$7,517	$4,002	$1,866
Adjusted EBITDA margin(4)	11.4%	13.3%	8.2%	4.8%

(1)	Includes stock-based compensation expense as follows:

Quarters Ended	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Sales and marketing	$1,029	$912	$615	$3,502
Origination and servicing	713	599	470	358
General and administrative:
Engineering and product development	1,824	1,492	1,258	737
Other	7,695	7,534	5,976	2,436

Total stock-based compensation expense	$11,261	$10,537	$8,319	$7,033

(2)	For more information about loan originations, contribution margin, adjusted EBITDA and adjusted EBITDA margin, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Operating and Financial Metrics.”
(3)	Loan originations include loans facilitated through the platform plus outstanding purchase commitments at period end.
(4)	Contribution, contribution margin, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measure, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliations of Non-GAAP Financial Measures.”

Quarters Ended	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(unaudited)
Operating revenue:
Transaction fees	$30,616	$25,239	$16,393	$13,582
Servicing fees	1,466	888	882	715
Management fees	1,000	869	720	494
Other revenue	403	409	2,847	1,452

Total operating revenue	33,485	27,405	20,842	16,243
Net interest income (expense) and other adjustments	12	10	(3)	8

Total net revenue	33,497	27,415	20,839	16,251

Operating expenses(5):
Sales and marketing	12,460	10,460	8,410	7,707
Origination and servicing	6,173	4,996	3,414	2,634
General and administrative:
Engineering and product development	4,782	3,849	3,043	2,248
Other	7,224	5,482	4,190	3,622

Total operating expenses	30,639	24,787	19,057	16,211

Income before income taxes	2,858	2,628	1,782	40
Income tax expense (benefit)	—	(85)	85	—

Net income	$2,858	$2,713	$1,697	$40

Other Data(6):
Loan originations(7)	$698,373	$567,142	$446,225	$352,885
Contribution(8)	$15,654	$12,560	$9,231	$6,015
Contribution margin(8)	46.7%	45.8%	44.3%	37.0%
Adjusted EBITDA (8)	$6,514	$4,927	$3,054	$732
Adjusted EBITDA margin(8)	19.5%	18.0%	14.7%	4.5%

(5)	Includes stock-based compensation expense as follows:

Quarters Ended	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Sales and marketing	$547	$506	$174	$87
Origination and servicing	255	105	39	26
General and administrative:
Engineering and product development	1,151	519	326	174
Other	983	741	410	239

Total stock-based compensation expense	$2,936	$1,871	$949	$526

(6)	For more information about loan originations, contribution margin, adjusted EBITDA and adjusted EBITDA margin, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Operating and Financial Metrics.”
(7)	Loan originations include loans facilitated through the platform plus outstanding purchase commitments at period end.
(8)	Contribution, contribution margin, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measure, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliations of Non-GAAP Financial Measures.”

Reconciliations of Non-GAAP Financial Measures

Our non-GAAP measures, including contribution, contribution margin, adjusted EBITDA, and adjusted EBITDA margin, have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. These non-GAAP measures should not be viewed as substitutes for, or superior to, net income (loss) as prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these measures differently, which may reduce their usefulness as a comparative measure. These measures do not consider the potentially dilutive impact of stock-based compensation. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA and adjusted EBITDA margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements. Adjusted EBITDA and adjusted EBITDA margin do not reflect tax payments that may represent a reduction in cash available to us.

In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. The following tables present a reconciliation of net income (loss) to contributions for each of the periods indicated (in thousands, except percentages):

Reconciliation of Net Income (Loss) to Contribution:

Years Ended December 31,	2014	2013	2012	2011	2010
	(unaudited)
Net income (loss)	$(32,894)	$7,308	$(6,862)	$(12,269)	$(10,807)
Net interest expense (income) and other adjustments	2,284	(27)	238	(222)	708
General and administrative expense:
Engineering and product development	34,701	13,922	4,855	2,289	1,951
Other	82,367	20,518	10,024	6,572	3,330
Stock-based compensation expense(1)	8,198	1,737	377	39	109
Income tax expense	1,390	—	—	—	—

Contribution	$96,046	$43,458	$8,632	$(3,591)	$(4,709)

Total operating revenue	$213,412	$97,975	$34,045	$12,530	$5,723
Contribution margin	45.0%	44.4%	25.4%	(28.7%)	(82.3%)

(1)	Consists of stock-based compensation expense not included in general and administrative expense as follows:

Stock-Based Compensation Expense:

Years Ended December 31,	2014	2013	2012	2011	2010
Sales and marketing	$6,058	$1,313	$302	$30	$94
Origination and servicing	2,140	424	75	9	15

Total	$8,198	$1,737	$377	$39	$109

Reconciliation of Net Income (Loss) to Contribution:

	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
	(unaudited)
Net income (loss)	$(32,894)	$7,308	$(4,238)
Net interest expense (income) and other adjustments	2,284	(27)	334
General and administrative expense:
Engineering and product development	34,701	13,922	3,994
Other	82,367	20,518	7,980
Stock-based compensation expense(1)	8,198	1,737	276
Income tax expense	1,390	—	—

Contribution	$96,046	$43,458	$8,346

Total operating revenue	$213,412	$97,975	$28,927
Contribution margin	45.0%	44.4%	28.9%

(1)	Consists of stock-based compensation expense not included in general and administrative expense as follows:

Stock-Based Compensation Expense:

	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
Sales and marketing	$6,058	$1,313	$216
Origination and servicing	2,140	424	60

Total	$8,198	$1,737	$276

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands, except percentages):

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

Years Ended December 31,	2014	2013	2012	2011	2010
	(unaudited)
Net income (loss)	$(32,894)	$7,308	$(6,862)	$(12,269)	$(10,807)
Net interest expense (income) and other adjustments	2,284	(27)	238	(222)	708
Acquisition and related expense	3,113	—	—	—	—
Depreciation and amortization:
Engineering and product development	5,194	1,336	260	47	—
Other	1,166	327	28	86	87
Amortization of intangible assets	3,898	—	—	—	—
Stock-based compensation expense	37,150	6,283	1,412	291	319
Income tax expense	1,390	—	—	—	—

Adjusted EBITDA	$21,301	$15,227	$(4,924)	$(12,067)	$(9,693)

Total operating revenue	$213,412	$97,975	$34,045	$12,530	$5,723
Adjusted EBITDA margin	10.0%	15.5%	(14.5%)	(96.3%)	(169.4%)

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
	(unaudited)
Net income (loss)	$(32,894)	$7,308	$(4,238)
Net interest expense (income) and other adjustments	2,284	(27)	334
Acquisition and related expense	3,113	—	—
Depreciation and amortization:
Engineering and product development	5,194	1,336	219
Other	1,166	327	18
Amortization of intangible assets	3,898	—	—
Stock-based compensation expense	37,150	6,283	1,110
Income tax expense	1,390	—	—

Adjusted EBITDA	$21,301	$15,227	$(2,557)

Total operating revenue	$213,412	$97,975	$28,927
Adjusted EBITDA margin	10.0%	15.5%	(8.8%)

Liquidity and Capital Resources

At December 31, 2014, we had $869.8 million in available cash and cash equivalents. We primarily hold our excess unrestricted cash in institutional money market funds and interest-bearing deposits at investment grade financial institutions. We believe that our current cash position is sufficient to meet our current liquidity needs for at least the next 12 months.

At December 31, 2014, we had $46.8 million in restricted cash that consisted primarily of $38.4 million of cash received from investors and not yet applied to their accounts, $3.4 million for an investor as part of a credit support agreement and pledged cash of $3.0 million as security for our primary issuing bank.

The following table sets forth certain cash flow information for the periods presented (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
	(audited)
Cash provided by (used in):
Operating activities	$49,920	$1,139	$(393)
Investing activities(1)	(1,257,075)	(1,120,615)	(441,145)
Financing activities(1)	2,027,636	1,116,224	462,845

Net increase (decrease) in cash	$820,481	$(3,252)	$21,307

(1)	Cash used in investing activities includes the purchase of loans and repayment of loans facilitated through our marketplace. Cash provided by financing activities includes our issuance of notes and the Trust’s issuance of certificates to investors and the repayment of those notes and certificates. These amounts generally correspond and offset each other.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2014 was $49.9 million. Cash flow provided by operating activities was primarily driven by changes in certain components of our working capital, including a decrease in other assets of $13.3 million that was primarily related to payments of receivables due from investors and an increase in accrued expenses and other liabilities of $16.7 million and increase in accounts payable of $2.4 million. Additionally, $14.5 million of net cash provided by operating activities was generated by the net loss for the year ended December 31, 2014 of $32.9 million, adjusted for non-cash stock-based compensation and warrant expense of $37.2 million and depreciation and amortization expense of $10.3 million.

Net cash provided by operating activities for the year ended December 31, 2013 was $1.1 million. Cash flow from operating activities was generated primarily by net income for the year ended December 31, 2013 of $7.3 million, adjusted for non-cash stock-based compensation and warrant expense of $6.5 million, depreciation and amortization expense of $1.7 million and net non-cash changes in the fair values of servicing assets and liabilities of $0.4 million. Additionally, operating cash flows were generated due to changes in certain components of our working capital, including increases in accrued expenses and other liabilities of $4.1 million and accounts payable of $1.8 million. These cash inflows were largely offset by increases in other assets of $21.1 million that were related to increases in receivables due from investors.

Net cash used in operating activities for the nine months ended December 31, 2012 was $0.4 million. The cash used in operating activities primarily related to the net loss for the nine months ended December 31, 2012 of $4.2 million, adjusted for non-cash stock-based compensation and warrant expense of $1.1 million, depreciation and amortization expense of $0.2 million and net non-cash changes in the fair values of loans, note and certificates of $0.6 million, as well as an increase in other assets of $0.6 million. This cash outflow was partially offset by net operating cash inflows from changes in certain components of our working capital, including an increase in accrued expenses and other liabilities of $1.6 million and a net increase in accrued interest receivable and accrued interest payable of $0.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $1,257.1 million. Cash used in investing activities includes $2,156.4 million of cash used to purchase loans at fair value, $20.6 million of purchases of property, equipment and software and a $33.0 million increase in restricted cash, partially offset by $1,054.4 million of principal payments received on loans at fair value.

Net cash used in investing activities for the year ended December 31, 2013 was $1,120.6 million, which primarily resulted from $1,618.4 million of cash used to purchase loans at fair value, $10.4 million of purchases of property, equipment and software and a $4.7 million increase in restricted cash, partially offset by $511.2 million of principal payments received on loans at fair value.

Net cash used in investing activities for the nine months ended December 31, 2012 was $441.1 million, which primarily resulted from $598.6 million of cash used to purchase loans at fair value, a $2.6 million increase in restricted cash and $1.3 million of purchases of property, equipment and software, partially offset by $160.8 million of principal payments received on loans at fair value.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $2,027.6 million. In December 2014, we raised $827.7 million of net proceeds from our IPO. Cash provided by financing also includes $2,156.0 million of proceeds from our issuance of notes and sale of loans to the Trust in connection with its issuance of certificates, $64.8 million net proceeds from our sale of Series F convertible preferred stock in connection with the Springstone acquisition and an $34.3 million increase in the amount payable to investors, partially offset by $1,050.0 million in principal payments made on notes and certificates.

Net cash provided by financing activities for the year ended December 31, 2013 was $1,116.2 million, which primarily resulted from $1,618.3 million of proceeds from our issuance of notes and sale of loans to the Trust in connection with its issuance of certificates, which was partially offset by $504.3 million of principal payments made on notes and certificates.

Net cash provided by financing activities for the nine months ended December 31, 2012 was $462.8 million, which primarily resulted from $606.9 million of proceeds from our issuance of notes and sale of loans to the Trust in connection with its issuance of certificates and $17.3 million net proceeds from our sale of Series E convertible preferred stock, partially offset by $163.9 million of principal payments made on notes and certificates.

Springstone Acquisition

In April 2014, we made payments of $109.5 million, net of cash acquired for the Springstone acquisition, which is included in cash flows from investing activities. In connection with the acquisition, we entered into a credit and guaranty agreement with several lenders in April 2014, under which the lenders made a $50.0 million term loan to us, referred to as Term Loan. In connection with our entry into the credit agreement, we entered into a pledge and security agreement with Morgan Stanley Senior Funding, Inc. On December 17, 2014, we fully repaid the $49.4 million of principal outstanding of our Term Loan using a portion of the net proceeds from our IPO. Consequently, the Term Loan was extinguished and removed from the balance sheet as of December 31, 2014, and the credit and guaranty agreement was terminated. Cash flows related to the Term Loan are included in cash flows from financing activities. For the year ended December 31, 2014, interest expense on the Term Loan was $0.9 million. In addition, we expensed the debt issuance cost of $1.2 million and debt discount of $0.2 million as interest expense in the consolidated statement of operations. We did not have interest expense on the Term Loan for the year ended December 31, 2013 or the nine months ended December 31, 2012.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the years ended December 31, 2014 and 2013 or the nine months ended December 31, 2012.

Contingencies

Credit Support Agreement

We are subject to a credit support agreement with a certificate investor. The credit support agreement requires us to pledge and restrict cash in support of our contingent obligation to reimburse the investor for credit losses on loans underlying the investor’s certificate that are in excess of a specified aggregate loss threshold. We are obligated to pledge cash, not to exceed $5.0 million, to support this contingent obligation, which cash balance is determined based on the investor’s certificate outstanding balance. As of December 31, 2014, approximately $3.4 million was pledged and restricted to support this contingent obligation.

As of December 31, 2014, the credit losses pertaining to the investor’s certificate have not exceeded the specified threshold, and future credit losses are not expected to exceed the specified threshold, and thus no expense or liability has been recorded. We currently do not anticipate recording losses resulting from our contingent obligation under this credit support agreement. If losses related to the credit support agreement are later determined to be likely to occur and are estimable, our results of operations could be affected in the period in which such losses are recorded.

Contractual Obligations

Our principal commitments consist of obligations under our loan funding operation with WebBank and in connection with direct marketing efforts, operating leases for office space and contractual commitments for other support services. The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Purchase obligations	$4,508	$6,473	$875	$—	$11,856
Loan funding obligations	10,337	—	—	—	10,337
Operating lease obligations	5,448	13,664	13,867	15,864	48,843
WebBank purchase obligations	4,086	—	—	—	4,086

Total contractual obligations(1)	$24,379	$20,137	$14,742	$15,864	$75,122

(1)	The notes and certificates issued by Lending Club and the Trust, respectively, have been excluded from the table above because payments on those liabilities are only required to be made by us if and when we receive the related loan payments from borrowers. Our own liquidity resources are not required to make any contractual payments on the notes or certificates, except in limited instances of proven identity fraud on a related loan.

WebBank Purchase Obligation

During the fourth quarter of 2014, our loan account program with WebBank was modified such that WebBank retains ownership of loans facilitated through our marketplace for two business days after origination. As part of this change, we have committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of December 31, 2014 we were committed to purchase loans with an outstanding principal balance of $4.1 million at par plus accrued interest. There was no such commitment as of December 31, 2013.

Loan Funding Commitments

For loans listed in the marketplace as a result of direct marketing efforts, we have committed to invest in such loans if investors do not provide funding for all or a portion of such loans. At December 31, 2014, there were 1,061 such loans in the marketplace with an unfunded balance of $10.3 million. All of these loans were fully funded by investors by January 7, 2015.

In connection with transitional activities related to the acquisition of Springstone, in June 2014, we entered into a contingent loan purchase agreement through December 31, 2014 with an issuing bank that originates loans facilitated by Springstone and a third-party investor that has agreed to purchase certain of these loans from such bank. In January 2015, this purchase agreement was extended to April 2, 2015. The contingent loan purchase commitment provides that we will purchase such loans from the bank if the third-party investor defaults on its loan purchase obligations to the bank through April 2, 2015. The contingent loan purchase commitment limits the aggregate amount of covered loan originations to a maximum of $16.0 million. As of December 31, 2014, the amount remaining under the overall limit on the cumulative amount of such loan originations was $10.6 million. We were not required to purchase any such loans pursuant to the contingent loan purchase commitment for the year ended December 31, 2014.

Critical Accounting Policies and Estimates

The accounting policies which are more fully described in Note 2 – Summary of Significant Accounting Policies of the consolidated financial statements reflect our most significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results, including (i) fair value estimates for loans, notes and certificates; (ii) stock-based compensation expense; (iii) accounting for goodwill and intangible assets; (iv) provision for income taxes, net of valuation allowance for deferred tax assets; (v) consolidation of variable interest entities; and (vi) fair value estimates for servicing assets and liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

Fair Value of Loans, Notes and Certificates

We have elected fair value accounting for loans and related notes and the Trust’s certificates. The fair value election for these loans, notes and certificates allows symmetrical accounting for the timing and amounts recognized for both expected unrealized losses and charge-off losses on the loans and the related notes and certificates, consistent with the borrower payment dependent design.

We estimate the fair values of loans and their related notes and certificates using a discounted cash flow valuation methodology. The fair valuation methodology considers projected prepayments and uses the historical actual defaults, losses and recoveries on our loans to project future losses and net cash flows on loans.

We include in earnings the estimated unrealized fair value gains or losses during the period of loans, and the offsetting estimated fair value losses or gains attributable to the expected changes in future payments on notes and certificates (See Note 4 – Loans, notes and certificates and Loan Servicing Rights to our consolidated financial statements included in this Report).

Stock-based Compensation

Stock-based compensation includes expense associated with stock option grants and our 2014 employee stock purchase plan (ESPP), as well as expense associated with stock issued related to our acquisition of Springstone. Stock-based compensation for stock options is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. As a result, we estimate the amount of stock-based compensation we expect to be forfeited based on our historical experience. If actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our assumptions regarding a number of variables including the fair value of our common stock (prior to our IPO), our expected common stock price volatility over the expected life of the options, expected term of the stock option, risk-free interest rates and expected dividends. After our IPO, the fair value of our common stock is the closing stock price as listed on the NYSE on the date of grant.

The fair value of stock purchase rights granted to employees under the ESPP is measured on the grant date using the Black-Scholes option pricing model. The compensation expense related to ESPP purchase rights is recognized on a straight-line basis over the requisite service period.

See Note 12 – Employee Incentive and Retirement Plans to our consolidated financial statements included in this Report for more information.

Goodwill and Intangible Assets

We test goodwill for impairment annually, or whenever indications of impairment exist. Our annual impairment testing date is April 1. Impairment exists whenever the carrying value of goodwill exceeds its implied fair value. Adverse changes in impairment indicators such as loss of key personnel, increase regulatory oversight, or unplanned changes in our operations could result in impairment. We did not recognize any goodwill impairment for the year ended December 31, 2014. We did not have any goodwill during the year ended December 31, 2013 or the nine months ended December 31, 2012.

Intangible assets are amortized over their useful lives in a manner that best reflects their economic benefit. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We do not have any indefinite-lived intangible assets.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

Given our history of operating losses, it is difficult to accurately forecast when and in what amounts future results will be affected by the realization, if any, of the tax benefits of future deductions for our net operating loss carry-forwards. Based on the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.

At December 31, 2014, we had federal and state net operating loss carry-forwards of approximately $68.7 million and $61.5 million, respectively, to offset future taxable income. These federal and state net operating loss carry-forwards will begin expiring in 2027 and 2016, respectively. Additionally, at December 31, 2014, we had federal and state research and development tax credit carry-forwards of approximately $0.3 million and $0.2 million, respectively. The federal credit carry-forwards will begin expiring in 2017 and the state credits may be carried forward indefinitely. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. On the basis of this evaluation, a full valuation allowance has historically been recorded to recognize only deferred tax assets that are more likely than not to be realized.

Consolidation of Variable Interest Entities

The determination of whether to consolidate a variable interest entity or VIE in which we have a variable interest requires a significant amount of analysis and judgment whether we are the primary beneficiary of a VIE via a controlling financial interest in the VIE. A controlling financial interest in a VIE exists if we have both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and a potentially significant economic interest in the VIE. The determination of whether an entity is a VIE considers factors, such as (i) whether the entity’s equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support or (ii) when a holder’s equity investment at risk lacks any of the following characteristics of a controlling financial interest: the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the entity’s success, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the legal entity.

We established the Trust in February 2011 to acquire and hold loans for the benefit of investors who have invested in certificates issued by the Trust. The Trust conducts no other business other than purchasing and retaining loans or portions thereof for the benefit of the funds and their underlying limited partners. The Trust holds loans, the cash flows of which are used to repay obligations under the certificates invested in by the investment funds, but does not hold any portions of loans that are financed by us directly or through the purchase and sale of notes.

In the event of our insolvency, it is anticipated that the assets of the Trust would not become part of the bankruptcy estate, but that outcome is uncertain. As a result of this risk and uncertainty and in connection with the formation of the investment funds, it was determined that in order to achieve success in raising investment capital, the assets to be invested in by the investment funds must be held by an entity that was separate and distinct from us (i.e. bankruptcy remote) in order to reduce this risk and uncertainty.

Our capital contributions have been insufficient to allow the Trust to finance its purchase of any significant amount of loans without the issuance of certificates to investors. The Trust’s capitalization levels and structure, wherein investors’ have beneficial interests in loans via the certificates, qualifies the Trust as a VIE because the Trust’s equity investment at risk is not sufficient. We believe we are the primary beneficiary of the Trust because of our controlling financial interest in the Trust. Further the Trust is designed to pass along interest rate risk and credit risk to investors in the certificates. Our exposure to the Trust includes our servicing fee revenue from the Trust, our right to reimbursement for expenses and our obligation to repurchase loans from the Trust in certain instances. We perform or direct activities that significantly affect the Trust’s economic performance through (i) operation of the platform that enables borrowers to apply for loans purchased by the Trust; (ii) credit underwriting and servicing of loans purchased by the Trust; and (iii) LCA’s role to source investors that ultimately purchase certificates that supply the funds for the Trust to purchase loans. Collectively, the activities described above allow us to fund more loans, and to collect the related loan transaction fees, and for LCA to collect the management fees on the investors’ capital used to purchase certificates, than would be the case without the existence of the Trust. Therefore, we receive significant economic benefits from the existence and activities conducted by the Trust. Accordingly, because we have concluded that capital contributions to the Trust qualify as equity investments in a VIE in which we are the primary beneficiary, we have consolidated the Trust’s operations and all intercompany accounts have been eliminated.

We reviewed our relationship with the investment funds in which LCA is the general partner but in which neither we nor LCA has contributed capital. We concluded that LCA’s contractual relationship to the investment funds does not meet the requirements for consolidation of the funds into the consolidated financial statements. Further we determined that our interest as general partner does not represent a variable interest in the funds. As of December 31, 2014, we did not have any controlling interests in investment funds, other than our interest in the Trust discussed above, that would require inclusion in the consolidated financial statements. Management regularly reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE and whether we are required to consolidate such VIE in the consolidated financial statements.

Servicing Assets and Liabilities

We record servicing assets and liabilities at their estimated fair values when we sell whole loans to unrelated third-party whole loan buyers or when the servicing contract commences. The gain or loss on a loan sale is recorded in “Other revenue (expense)” in the consolidated statement of operations upon sale of the whole loan, while the change in fair value of the servicing asset and liability is included in “Servicing fees” in the consolidated statement of operations in the period in which the changes occur. Servicing assets and liabilities are recorded in “Other assets” and “Accrued expenses and other liabilities,” respectively, on the consolidated balance sheets.

We use a discounted cash flow model to estimate the fair value of the loan servicing asset or liability, which considers the contractual servicing fee revenue we earn on the loans, estimated market rate servicing fees to service such loans, the current principal balances of the loans, expected loan losses and prepayments and projected servicing revenues over the remaining terms of the loans.

The fair value of servicing assets and liabilities is sensitive to changes in certain assumptions used in our discounted cash flow model but only changes in expected cumulative losses and cumulative expected prepayments affect actual cash flows. Generally, changes in the net cumulative expected loss rates and discount rates have an immaterial impact on the fair value of loan servicing rights while changes in our selection of a market servicing rate and our expected prepayments impact our fair value of loan servicing rights. Our selection of the most representative prepayment rates and market servicing rates for our products is inherently judgmental. We reviewed servicing rates for other assets with detachable servicing rights to estimate a market servicing rate on our products. Expected prepayments are based on analysis of actual prepayments experience of loans considering their various types, terms and credit grades.

Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2014 through the date these financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed in the financial statements and related notes, we have determined no such events were required to be recognized or disclosed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates. We do not have a material exposure to market risk with respect to the fair value of these financial instruments.

Because balances, interest rates and maturities of loans are matched and offset by an equal balance of notes and certificates with the exact same interest rates and maturities, we believe that we do not have any material exposure to changes in the net fair value of the combined loan, note and certificate portfolios as a result of changes in interest rates. We do not hold or issue financial instruments for trading purposes.

The fair values of loans and the related notes and certificates are determined using a discounted cash flow methodology. The fair value adjustments for loans are largely offset by the fair value adjustments of the notes and certificates due to the borrower payment dependent design of the notes and certificates and due to the total principal balances of the loans being very close to the combined principal balances of the notes and certificates.

We had cash and cash equivalents of $869.8 million as of December 31, 2014. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions and institutional money market funds, which are short-term. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will modestly increase the interest income earned on these cash balances.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LendingClub Corporation

San Francisco, California

We have audited the accompanying consolidated balance sheets of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule of the Company included at Item 15. The Company’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LendingClub Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

San Francisco, CA

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

LendingClub Corporation

We have audited the accompanying consolidated balance sheet of LendingClub Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 (not presented herein) and the related consolidated statements of operations, stockholders’ equity and cash flows for the nine months ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LendingClub Corporation and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the nine months ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

San Francisco, California

April 1, 2013 (except as to Note 1 as it relates to stock splits, which is as of October 17, 2014)

LendingClub Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

December 31,	2014	2013
Assets
Cash and cash equivalents	$869,780	$49,299
Restricted cash	46,763	12,208
Loans at fair value (includes $1,772,407 and $1,158,302 from consolidated Trust, respectively)	2,798,505	1,829,042
Accrued interest receivable (includes $15,209 and $10,061 from consolidated Trust, respectively)	24,262	15,975
Property, equipment and software, net	27,051	12,595
Intangible assets, net	36,302	—
Goodwill	72,592	—
Other assets	14,332	23,921
Due from related parties	467	355

Total assets	$3,890,054	$1,943,395

Liabilities
Accounts payable	$5,892	$4,524
Accrued interest payable (includes $16,989 and $11,176 from consolidated Trust, respectively)	26,964	17,741
Accrued expenses and other liabilities	31,620	9,128
Payable to investors	38,741	3,918
Notes and certificates, at fair value (includes $1,772,407 and $1,158,302 from consolidated Trust, respectively)	2,813,618	1,839,990

Total liabilities	2,916,835	1,875,301

Commitments and contingencies (see Note 14 – Commitments and Contingencies)
Stockholders’ Equity
Preferred stock	$—	$103,244
Common stock, $0.01 par value; 900,000,000 and 360,000,000 shares authorized at December 31, 2014 and December 31, 2013, respectively; 371,443,916 and 54,986,640 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	3,714	138
Additional paid-in capital	1,052,728	15,041
Accumulated deficit	(83,223)	(50,329)

Total stockholders’ equity	973,219	68,094

Total liabilities and stockholders’ equity	$3,890,054	$1,943,395

The accompanying notes are an integral part of these financial statements.

LendingClub Corporation

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
Operating revenue
Transaction fees	$197,124	$85,830	$26,013
Servicing fees	11,534	3,951	1,474
Management fees	5,957	3,083	720
Other revenue (expense)	(1,203)	5,111	720

Total operating revenue	213,412	97,975	28,927

Net interest income (expense):
Total interest income	354,453	187,507	56,861
Total interest expense	(356,615)	(187,447)	(56,642)

Net interest income (expense)	(2,162)	60	219

Benefit for losses on loans at amortized cost	—	—	42
Fair value adjustments, loans	(124,602)	(57,629)	(18,775)
Fair value adjustments, notes and certificates	124,480	57,596	18,180

Net interest income (expense) after loss provision and fair value adjustments	(2,284)	27	(334)

Total net revenue	211,128	98,002	28,593

Operating expenses:
Sales and marketing	87,278	39,037	14,723
Origination and servicing	38,286	17,217	6,134
General and administrative	117,068	34,440	11,974

Total operating expenses	242,632	90,694	32,831

Income (loss) before income taxes	(31,504)	7,308	(4,238)
Income tax expense	1,390	—	—

Net income (loss)	$(32,894)	$7,308	$(4,238)

Basic net loss per share attributable to common stockholders	$(0.44)	$0.00	$(0.10)
Diluted net loss per share attributable to common stockholders	$(0.44)	$0.00	$(0.10)
Weighted-average common shares - Basic	75,573,742	51,557,136	41,359,676
Weighted-average common shares - Diluted	75,573,742	81,426,976	41,359,676

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at March 31, 2012	225,661,228	$84,806	36,444,984	$91	$4,839	—	$—	$(53,399)	$36,337
Exercise of warrants to purchase Series A convertible preferred stock	2,272,292	606	—	—	—	—	—	—	606
Exercise of warrants to purchase Series B convertible preferred stock	1,431,912	267	—	—	(102)	—	—	—	165
Exercise of warrants to purchase common stock	—	—	86,752	10	24	—	—	—	34
Issuance of Series E convertible preferred stock for cash, net of issuance costs	10,000,000	17,344	—	—	—	—	—	—	17,344
Stock-based compensation	—	—	—	—	1,110	—	—	—	1,110
Issuance of common stock upon exercise of options	—	—	8,635,712	22	842	—	—	—	864
Other	—	—	—	—	—	(70,560)	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	(4,238)	(4,238)

Balance at December 31, 2012	239,365,432	$103,023	45,167,448	$123	$6,713	(70,560)	$(12)	$(57,637)	$52,210

Exercise of warrants to purchase Series A convertible preferred stock	829,356	221	—	—	—	—	—	—	221
Exercise of warrants to purchase common stock	—	—	957,876	2	148	—	—	—	150
Stock-based compensation and warrant expense	—	—	—	—	6,490	—	—	—	6,490
Issuance of common stock upon exercise of options	—	—	8,931,876	23	1,692	—	—	—	1,715
Other	—	—	(70,560)	(10)	(2)	70,560	12	—	—
Net income	—	—	—	—	—	—	—	7,308	7,308

Balance at December 31, 2013	240,194,788	$103,244	54,986,640	$138	$15,041	—	$—	$(50,329)	$68,094

Exercise of warrants to purchase Series A convertible preferred stock	572,161	66	—	—	—	—	—	—	66
Exercise of warrants to purchase common stock	—	—	1,818,174	18	494	—	—	—	512
Stock-based compensation and warrant expense	—	9,176	—	—	29,848	—	—	—	39,024
Issuance of Series F convertible preferred stock for cash, net of issuance costs	6,390,556	64,803	—	—	—	—	—	—	64,803
Issuance of Series F convertible preferred stock for the acquisition of Springstone	2,443,930	2,762	—	—	—	—	—	—	2,762
Issuance of common stock upon exercise of options	—	—	6,037,667	60	3,504	—	—	—	3,564
Issuance of common stock upon initial public offering, net of offering costs	—	—	59,000,000	590	827,090	—	—	—	827,680
Conversion of preferred stock to common stock upon initial public offering	(249,601,435)	(180,051)	249,601,435	2,496	177,555	—	—	—	—
Early exercise liability related to unvested stock options	—	—	—	—	(392)	—	—	—	(392)
Par value adjustment for stock splits	—	—	—	412	(412)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(32,894)	(32,894)

Balance at December 31, 2014	—	$—	371,443,916	$3,714	$1,052,728	—	$—	$(83,223)	$973,219

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
Cash flows from operating activities:
Net (loss) income	$(32,894)	$7,308	$(4,238)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Benefit for loan losses	—	—	(42)
Fair value adjustments of loans, notes and certificates, net	122	33	595
Change in loan servicing liability carried at fair value	3,037	936	—
Change in loan servicing asset carried at fair value	(1,647)	(534)	—
Stock-based compensation and warrant expense, net	37,150	6,490	1,110
Depreciation and amortization	10,258	1,663	236
Loss (gain) on sales of loans at fair value	3,569	(3,862)	(329)
Other, net	198	—	(118)
Loss on disposal of property, equipment and software	553	30	—
Purchase of whole loans sold at fair value	(1,733,614)	(442,362)	(9,290)
Proceeds from sales of whole loans at fair value	1,730,045	446,224	9,619
Net change in operating assets and liabilities excluding the effects of the acquisition:
Accrued interest receivable	(8,287)	(10,454)	(3,170)
Other assets	13,270	(21,021)	(649)
Due from related parties	(112)	(240)	(75)
Accounts payable	2,357	1,788	330
Accrued interest payable	9,223	11,063	4,070
Accrued expenses and other liabilities	16,692	4,077	1,558

Net cash provided by (used in) operating activities	49,920	1,139	(393)

Cash flows from investing activities:
Purchase of loans at fair value	(2,156,382)	(1,618,404)	(598,622)
Principal payments of loans at fair value	1,054,357	511,232	160,787
Principal payments of loans at amortized cost	—	—	345
Proceeds from recoveries and sales of charged-off loans at fair value	7,960	1,716	247
Proceeds from recoveries and sales of charged-off loans at amortized cost	—	—	22
Payments for business acquisition, net of cash acquired	(109,464)	—	—
Net change in restricted cash	(32,974)	(4,724)	(2,622)
Purchase of property, equipment and software	(20,572)	(10,435)	(1,302)

Net cash used in investing activities	(1,257,075)	(1,120,615)	(441,145)

Cash flows from financing activities:
Change in payable to investors	34,308	1,868	1,517
Proceeds from issuance of notes and certificates	2,156,019	1,618,269	606,862
Payments on notes and certificates	(1,049,982)	(504,330)	(163,946)
Payments on charged-off notes and certificates from recoveries/sales of related charged-off loans at fair value	(7,929)	(1,669)	(219)
Proceeds from term loan, net of debt discount	49,813	—	—
Payment for debt issuance cost	(1,218)	—	—
Principal payments on term loan	(50,000)	—	—
Payments on loans payable	—	—	(370)
Proceeds from initial public offering, net of offering costs	827,680	—	—
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	—	—	17,344
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs	64,803	—	—
Proceeds from exercise of warrants to acquire Series A and Series B convertible preferred stock	66	221	771
Proceeds from exercise of warrants to acquire common stock	512	150	34
Proceeds from stock options exercised	3,564	1,715	864
Repurchase of common stock	—	—	(12)

Net cash provided by financing activities	2,027,636	1,116,224	462,845

Net increase (decrease) in cash and cash equivalents	820,481	(3,252)	21,307
Cash and cash equivalents, beginning of period	49,299	52,551	31,244

Cash and cash equivalents, end of period	$869,780	$49,299	$52,551

Supplemental disclosure of cash flow information:
Cash paid for interest	$345,919	$176,195	$52,511
Non-cash investing activity - Reclassification of loans at amortized cost to loans held at fair value	$—	$—	$2,109
Non-cash investing activity - Accrual of property, equipment and software, net	$832	$2,275	$—
Non-cash investing and financing activity - Issuance of Series F convertible preferred stock for business acquisition	$2,762	$—	$—
Non-cash financing activity - Conversion of preferred stock to common stock	$180,051	$—	$—
Non-cash financing activity - Exercise of warrants to purchase common stock	$147	$137	$—
Non-cash financing activity - Exercise of warrants to purchase Series B convertible preferred stock	$—	$—	$102
Non-cash financing activity - Accrual of prepaid offering costs	$2,688	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LendingClub Corporation

Notes to Consolidated Financial Statements

1. Basis of Presentation

Our consolidated financial statements include LendingClub Corporation and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements have been prepared by Lending Club in conformity with U.S. generally accepted accounting principles (“GAAP”) for financial information.

We did not have any items of other comprehensive income (loss) during any of the periods presented in the consolidated financial statements and therefore, we are not required to report comprehensive income (loss).

The following changes in application of accounting principles, methodologies or business practices affect our financial statements as of December 31, 2014, 2013 or 2012.

•	On December 19, 2012, our board of directors approved a change in our fiscal year-end from March 31 to December 31. The change was effective as of December 31, 2012.

•	Subsequent to the issuance of our December 31, 2012 consolidated financial statements, we corrected the classification of our preferred stock from temporary equity to permanent stockholders’ equity in accordance with GAAP requirements. This revision resulted in a change to stockholders’ deficit from $50.8 million to stockholders’ equity of $52.2 million as of December 31, 2012 and had no effect on our consolidated statements of operations, reported assets and liabilities on the consolidated balance sheet, or the consolidated statements of cash flows.

•	During the year ended December 31, 2013, we changed our definitions used to classify operating expenses from sales, marketing and customer service, engineering, and general and administrative to sales and marketing, origination and servicing, and general and administrative. As a result of the new classification, loan origination and servicing costs which were previously included in sales, marketing and customer service are now included as a separate financial statement line and engineering costs which represent engineering and product development related expenses are categorized within general and administrative expenses. The changes had no impact on the total operating expenses or net income. Prior period amounts have been reclassified to conform to the current presentation.

•	On April 15, 2014, a 2-for-1 equity stock split approved by our board of directors became effective, in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. Additionally, another 2-for-1 equity stock split approved by our board of directors became effective on September 5, 2014, in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. All share and per share data has been adjusted to reflect these stock splits. The par value of each of the outstanding shares remains the same at $0.01.

•	On April 17, 2014, we acquired all the outstanding limited liability company interests of Springstone Financial, LLC (Springstone). Our consolidated financial statements include Springstone’s results of operations, statement of financial position, and statement of cash flows from this date (see Note 17 – Springstone Acquisition).

•	On December 11, 2014, we completed our initial public offering (IPO) and registered 66,700,000 shares of our common stock at $15.00 per share for an aggregate offering price of approximately $1.0 billion.

2. Summary of Significant Accounting Policies

Revenue Recognition

Transaction Fee Revenue: Transaction fees are paid by issuing banks or service providers to us for the work we perform through our platform and Springstone’s platform. The amount of these fees is based upon the terms of the loan, including grade, rate, term and other factors. Where applicable, the transaction fees are included in the annual percentage rate calculation provided to the borrower and are subtracted from the gross loan proceeds distributed to the borrower. Since we can estimate refunds based on our refund experience, we record transaction fee revenue net of estimated refunds at the origination of a loan by an issuing bank.

Servicing Fees: Note investors, certain certificate holders and whole loan purchasers typically pay us a servicing fee on each payment received from a borrower or on the investors’ month-end principal balance of loans serviced. The servicing fee compensates us for services rendered related to managing payments from borrowers and to investors and maintaining investors’ account portfolios. We record servicing fees as a component of operating revenue when received. Servicing fees can be, and have been, modified or waived at management’s discretion.

Management Fees: Qualified investors can invest in investment funds managed by LC Advisors, LLC (LCA), a registered investment advisor that acts as the general partner for certain private funds and advisor to separately managed accounts. LCA charges limited partners in the investment funds a management fee payable monthly in arrears, based on a limited partner’s capital account balance at month end. LCA also earns management fees on SMAs, payable monthly in arrears, based on the month-end balances in the SMA accounts. Management fees are a component of operating revenue in the consolidated statements of operations and are recorded as earned. Management fees can be, and have been, modified or waived at the discretion of LCA.

Other Revenue (Expense): Other revenue (expense) consists primarily of gains and losses on sales of whole loans and referral revenue earned from partner companies when customers referred by us complete specified actions with them.

Whole Loan Sales

Under loan sale agreements, we sell all of our right, title and interest loans. At the time of such sales, we simultaneously enter into loan service agreements under which we acquire the right to service the loans. We calculate a gain or loss on the whole loan sale, including the acquisition of servicing rights, based on the net proceeds from the whole loan sale, minus the net investment in the loans being sold. The net investment in the loans sold has been reduced or increased by applicable servicing asset or liability respectively. Gains and losses on whole loan sales previously reported in “Gain from sales of member loans” were reclassified to “Other revenue (expense)” in the consolidated statements of operations.

Additionally, as needed, we will record a liability for significant estimated post-sale obligations or contingent obligations to the purchasers of the loans.

From January 1, 2013 through June 30, 2013, transaction fees and direct loan origination and acquisition costs for loans that were sold to independent third-party purchasers and met the accounting requirements for a sale were deferred and included in the overall net investment in the loans purchased. Accordingly, the transaction fees for such loans were not included in transaction fee revenue and the direct loan origination costs for such loans were not included in operating expenses. A gain or loss on the whole loan sales was recorded on the sale date in “Gain from sales of member loans”.

Effective July 1, 2013, we elected the fair value option for whole loans acquired and subsequently sold to independent third-party purchasers. Under this election, all transaction fees and all direct costs incurred in the origination process are recognized in earnings as earned or incurred and are not deferred. As such, beginning July 1, 2013, transaction fees for whole loans sold to independent third-party purchasers are included in “Transaction fees” and direct loan origination costs are included in “Origination and servicing” operating expense in the consolidated statement of operations. Gains and losses from whole loan sales are recorded in “Other revenue (expense)” in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits with financial institutions in checking, money market and short-term certificate of deposit accounts. We consider all highly liquid investments with stated maturity dates of three months or less from the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of certain checking, money market and certificate of deposit accounts that are: (i) pledged to or held in escrow by our correspondent banks as security for transactions processed on or related to our platform; (ii) pledged through a credit support agreement with a certificate holder or (iii) received from investors but not yet applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds.

Fair Value of Assets and Liabilities

We record loans, notes and certificates and servicing assets and liabilities at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The fair value hierarchy requires that an entity maximize the use of observable inputs when estimating fair value. The fair value hierarchy includes the following three-level classification which is based on the market observability of the inputs used for estimating the fair value of the assets or liabilities being measured:

Level 1	—	Quoted market prices in active markets for identical assets or liabilities.

Level 2	—	Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs).

Level 3	—	Inputs that are unobservable in the market but reflective of the types of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow methodologies or similar techniques. We utilize discounted cash flow valuation techniques based on our estimate of future cash flows that are expected to occur over the life of a financial instrument.

In accordance with applicable accounting guidance, we disclose significant unobservable inputs used in estimating fair value of the Level 3 assets and liabilities. We consider unobservable inputs to be significant, if by their exclusion, the estimate fair value of a Level 3 asset or liability would be impacted by a significant percentage change, or based on qualitative factors such as the nature of the instrument and significance of the unobservable inputs relative to other inputs used within the valuation.

Loans, Notes and Certificates at Fair Value

The fair value election for loans, notes and certificates allows for symmetrical accounting of the timing and amounts recognized for both expected unrealized losses and charge-offs on the loans and the related notes and certificates, consistent with the member payment dependent design of the notes and certificates. Changes in the fair value of loans, notes and certificates are recorded in fair value adjustments in the period of the fair value changes.

Significant assumptions used in valuing our loans, notes and certificates are as follows:

Discount rates – The discount rates reflect our estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of loans. The discount rates for the projected net cash flows of the notes and certificates reflects our estimates of the rates of return, including risk premiums that investors in unsecured consumer credit obligations would require when investing in notes issued by us and certificates issued by the Trust, an independent Delaware business trust that acquires and holds loans for the sole benefit of certificate investors, with cash flows dependent on specific grades of loans. Discount rates for existing loans, notes and certificates are adjusted to reflect the time value of money and a risk premium to reflect the amount of compensation market participants require due to the credit and liquidity related uncertainty inherent in the instruments’ cash flows.

Net cumulative expected losses – Net cumulative expected losses are an estimate of the net cumulative principal payments that will not be repaid over the entire life of a loan, note or certificate, expressed as a percentage of the original principal amount of the loan, note or certificate. The estimated net cumulative loss is the sum of the net losses estimated to occur each month of the life of a new loan, note or certificate. Therefore, the total net losses estimated to occur over the remaining maturity of existing loans, notes and certificates are less than the estimated net cumulative losses of comparable new loans, notes and certificates. A given month’s estimated net losses are a function of two variables:

(i)	estimated default rate, which is an estimate of the probability of not collecting the remaining contractual principal amounts owed and,

(ii)	estimated net loss severity, which is the percentage of contractual principal cash flows lost in the event of a default, net of the average net recovery, expected to be received on a defaulted loan, note or certificate.

Our and the Trust’s obligation to pay principal and interest on any note or certificate, as applicable, is equal to the pro-rata portion of the payments, if any, received on the related loan subject to applicable fees. The gross effective interest rate associated with notes or certificates is the same as the interest rate earned on the underlying loan. Payments to holders of notes and certificates depends on the payments received on loans, a reduction or increase of the expected future payments on loans will decrease or increase the estimated fair values of the related notes and certificates. Expected losses and actual charge-offs on loans are offset to the extent that the loans are financed by notes and certificates that effectively absorb the related loan losses.

Servicing Assets and Liabilities at Fair Value

We record servicing assets and liabilities at their estimated fair values when we sell whole loans to independent third-parties or whole loan buyers or when the servicing contract commences. The gain or loss on a loan sale is recorded in other revenue (expense) in the consolidated statements of operations while the component of the gain or loss that is based on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee is recorded as an offset in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Other Assets” and “Accrued Expenses and Other Liabilities,” respectively, on the consolidated balance sheets. Over the life of the loan, changes in the estimated fair value of servicing assets and liabilities are reported in “Servicing Fees” in the consolidated statement of operations in the period in which the changes occur.

We use a discounted cash flow model to estimate the fair value of the loan servicing asset or liability which considers the contractual servicing fee revenue we earn on the loans, estimated market rate servicing fee to service such loans, the current principal balances of the loans and projected servicing revenues over the remaining terms of the loans.

Significant assumptions used in valuing our servicing assets and liabilities are as follows:

Market servicing rates – We estimate adequate servicing compensation rates as those which a market participant would require to service the loans that we sell to, or that are acquired, by third parties. We estimated these market servicing rates based on observable market servicing rates for other loan types in the industry, adjusted for the unique loan attributes of the loans we sell and service (i.e. unsecured fixed rate fully amortizing loans, ACH loan payments, intermediate terms, prime credit grades and sizes) and with a market servicing benchmarking analysis performed by a third-party valuation firm.

Discount rates – The discount rates for loan servicing rights reflect our estimates of the rates of return that investors in servicing rights for unsecured consumer credit obligations would require when investing in similar servicing rights. Discount rates for servicing rights on existing loans are adjusted to reflect the time value of money and a risk premium intended to reflect the amount of compensation market participants would require due to the credit and liquidity uncertainty inherent in the instruments’ cash flows.

Net cumulative expected losses – Net cumulative expected losses are an estimate of the net cumulative principal payments that will not be repaid over the entire life of a loan expressed as a percentage of the original principal amount of the loan. The assumption regarding net cumulative losses reduces the projected balances and expected terms of the loans, which are used to project future servicing revenues. The estimated net cumulative loss is the sum of the net losses estimated to occur each month of the life of a new loan. A given month’s estimated net losses are a function of two variables:

(i)	estimated default rate, which is an estimate of the probability of not collecting the remaining contractual principal amounts owed and,

(ii)	estimated net loss severity, which is the percentage of contractual principal cash flows lost in the event of a default, net of the average net recovery, expected to be received on a defaulted loan.

Cumulative prepayments – Cumulative prepayments are estimates of the cumulative amount of principal prepayments that will occur over the entire life of a loan expressed as a percentage of the original principal amount of the loan. The assumption regarding cumulative prepayments reduces the projected balances and expected terms of the loans, which are used to project future servicing revenues. Assumptions regarding cumulative prepayments are incorporated into the valuation process to estimate the fair value of loan servicing assets and liabilities as they are key valuation assumptions used by investors in servicing rights for unsecured consumer credit obligations.

Financial Instruments Not Recorded at Fair Value

Following are descriptions of the valuation methodologies used for estimating the fair values of financial instruments not recorded at fair value on a recurring basis in the consolidated balance sheets; these financial instruments are carried at historical cost or amortized cost in the consolidated balance sheets.

•	Short-term financial assets: Short-term financial assets include cash and cash equivalents, restricted cash and accrued interest. These assets are carried at historical cost.

•	Short-term financial liabilities: Short-term financial liabilities include accounts payable, accrued interest payable and payables to investors. These liabilities are carried at historical cost.

Accrued Interest and Other Receivables

Interest income on loans is calculated based on the contractual interest rate of the loan and recorded as interest income as earned. Loans are placed on non-accrual status upon reaching 120 days past due. When a loan is placed on non-accrual status, we stop accruing interest and reverse all accrued but unpaid interest as of such date.

Property, Equipment and Software, net

Property, equipment and software consists of internally developed and purchased software, computer equipment, leasehold improvements, furniture and fixtures and construction in process, which are recorded at cost, less accumulated depreciation and amortization.

Computer equipment, purchased software and furniture and fixtures are depreciated or amortized on a straight line basis over two to five years. Leasehold improvements are amortized over the shorter of the lease term excluding renewal periods or the estimated useful life. Internally developed software is amortized on a straight line basis over the project’s estimated useful life, generally three years.

Internally developed software is capitalized when preliminary development efforts are successfully completed and it is probable that the project will be completed and the software will be used as intended. Capitalized costs consist of salaries and payroll related costs for employees and fees paid to third-party consultants who are directly involved in development efforts. Costs related to preliminary project activities and post implementation activities including training and maintenance are expensed as incurred. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized.

We evaluate potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our overall business and significant negative industry or economic trends. The determination of recoverability of long-lived assets is based on whether an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition exceed the net book value of the asset. If the long-lived asset is not recoverable, measurement of an impairment loss is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.

Consolidation Policies

Our policy is to consolidate the financial statements of entities in which we have a controlling financial interest. We determine whether we have a controlling financial interest in an entity by evaluating whether the entity is a voting interest entity or variable interest entity (“VIE”) and if the accounting guidance requires consolidation.

Our determination of whether we have a controlling financial interest in a voting interest entity is based on whether we have ownership of a majority of the entities’ voting equity interest directly or through control of management of the entities.

We determine whether we have a controlling financial interest in a VIE by considering whether our involvement with the VIE is significant and whether we are the primary beneficiary of the VIE based on the following:

•	we have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance;

•	the aggregate indirect and direct variable interests held by us have the obligation to absorb losses or the right to receive benefits from the entity that could be significant to the VIE; and

•	qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE.

We believe our beneficial ownership of a controlling financial interest in the Trust qualifies as an equity investment in a VIE that results in consolidation of the Trust for financial accounting and reporting purposes. We perform on-going reassessments on the status of the entities and whether facts or circumstances have changed in relation to our involvement in VIEs which could cause our conclusion to change.

All intercompany transactions and balances have been eliminated.

Business Combination

We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Because our estimates are inherently uncertain and subject to refinement, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill during the one-year measurement period if information exists to indicate an estimate may change. In addition, uncertain tax positions and tax-related valuation allowances, if any, are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Goodwill and Intangible Assets

Goodwill represents the fair value of acquired businesses in excess of the aggregate fair value of the identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Our annual impairment testing date is April 1. We can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit (generally defined as a component of a business for which financial information is available and reviewed regularly by management) exceeds its carrying value. A qualitative assessment may consider macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital or company-specific factors, such as market capitalization in excess of net assets, trends in revenue generating activities and merger or acquisition activity.

If we elect to bypass qualitatively assessing goodwill or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, we must estimate the fair values of our reporting units and compare them to their carrying values. Estimated fair value of a reporting unit is generally established using an income approach based on a discounted cash flow model or a market approach which compares each reporting unit to comparable companies in their respective industries.

Intangible assets are amortized over their useful lives in a manner that best reflects their economic benefit. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We do not have any indefinite-lived intangible assets.

Stock-based Compensation

Stock-based compensation includes the expense associated with stock options granted to employees and with the company’s employee stock purchase plan (ESPP), as well as expense associated with stock issued related to our acquisition of Springstone. All stock-based awards made to employees are recognized in the consolidated financial statements based on their respective grant date fair values. Any benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash inflow and cash outflow from operating activities. The stock-based compensation related to awards that are expected to vest is amortized using the straight-line method over the award’s vesting term, which is generally four years.

The fair value of share option awards is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the underlying fair value of common stock, the expected term of the option award, expected volatility of our common stock and expected future dividends, if any.

Stock-based compensation expense for stock options is recorded net of estimated forfeitures, such that expense is recorded only for those stock-based awards that are expected to vest. Forfeitures of awards are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates or if future forfeitures are expected to differ from recent actual or previously expected forfeitures.

Share option awards issued to non-employees are recorded at their fair value on the awards’ vesting date. We use the Black-Scholes option pricing model to estimate the fair value of share options granted to non-employees at each vesting date to determine the amount of stock-based compensation.

The fair value of stock purchase rights granted to employees under the ESPP is measured on the grant date using the Black-Scholes option pricing model. The compensation expense related to ESPP purchase rights is recognized on a straight-line basis over the requisite service period.

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

We account for uncertain tax positions using a two-step process whereby (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position (“more-likely-than-not recognition threshold”) and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of provision for income tax in the consolidated statement of operations.

Use of Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, assumptions and estimates include but are not limited to the following: (i) fair value determinations for loans, notes and certificates; (ii) stock-based compensation expense; (iii) provision for income taxes, net of valuation allowance for deferred tax assets; (iv) consolidation of variable interest entities; (v) fair value determinations for servicing assets and liabilities; and (vi) reserves for contingencies. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

Impact of New Accounting Standards

In June 2014, the FASB issued guidance to clarify accounting for stock-based compensation awards that provide that a performance target could be achieved after the requisite service period, which is effective January 1, 2016. The guidance requires that a performance target that affects vesting, and is achievable after the requisite service period, be treated as a performance condition. We are currently evaluating the impact of this guidance on our consolidated financial statements, basic net income (loss) per share referred to as EPS, and related disclosures.

In May 2014, the FASB issued new guidance on revenue recognition, which is effective January 1, 2017. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts both the likelihood of payment and the timing of the related transfer of goods or performance of services. We are currently evaluating the impact of this new guidance on our consolidated financial statements, EPS and related disclosures.

3. Net Income (Loss) Per Share and Net Income (Loss) Attributable to Common Stockholders

EPS is the amount of net income (loss) available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of net income (loss) available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, convertible preferred stock (through December 11, 2014) and warrants to purchase common stock. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive.

We calculate EPS using the two-class method when applicable. The two-class method allocates net income that otherwise would have been available to common shareholders to holders of participating securities. All participating securities are excluded from basic weighted-average common shares outstanding. Prior to our IPO, we considered all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. As such, net income or loss allocated to these participating securities, which included participation rights in undistributed earnings (see Note 11 – Stockholders Equity), was subtracted from net income or loss to determine total undistributed net income or loss to be allocated to common stockholders. In conjunction with our IPO, all of our convertible preferred stock converted to common stock and all warrants to purchase convertible preferred stock were converted to warrants to purchase common stock. As such, we had no participating securities as of December 31, 2014.

The following table details the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
Net income (loss)	$(32,894)	$7,308	$(4,238)
Less: Net income allocated to participating securities (1)	—	(7,117)	—

Net income (loss) available to common stockholders	$(32,894)	$191	$(4,238)

Weighted average common shares - Basic	75,573,742	51,557,136	41,359,676
Weighted average effect of dilutive securities:
Stock Options	—	28,542,404	—
Warrants		1,327,436	—

Weighted average common shares - Diluted	75,573,742	81,426,976	41,359,676

Basic net loss per share attributable to common stockholders	$(0.44)	$0.00	$(0.10)
Diluted net loss per share attributable to common stockholders	$(0.44)	$0.00	$(0.10)

(1)	In a period with net income, both earnings and dividends (if any) are allocated to participating securities. In a period with a net loss, only dividends (if any) are allocated to participating securities.

4. Loans, Notes and Certificates and Loan Servicing Rights

Loans, Notes and Certificates

Our marketplace is where borrowers and investors engage in transactions relating to standard or custom program loans. We issue notes and the Trust issues certificates as a means to allow investors to invest in the associated loans.

At December 31, 2014 and December 31, 2013, loans, notes and certificates measured at fair value on a recurring basis were as follows (in thousands):

	Loans		Notes and Certificates
December 31,	2014	2013	2014	2013
Aggregate principal balance outstanding	$2,836,729	$1,849,042	$2,851,837	$1,859,982
Net fair value adjustments	(38,224)	(20,000)	(38,219)	(19,992)

Fair value	$2,798,505	$1,829,042	$2,813,618	$1,839,990

At December 31, 2014, loans underlying notes and certificates had original terms between 12 and 60 months, had monthly payments with fixed interest rates ranging from 5.79% to 29.90% and had maturity dates through December 2019. At December 31, 2013, outstanding loans underlying notes and certificates had original terms of 36 months or 60 months, had monthly payments with fixed interest rates ranging from 5.42% to 26.06% and had maturity dates through December 2018.

At December 31, 2014, we had 1,797 loans that were 90 days or more past due (which includes non-accrual loans discussed below) or the borrower has filed for bankruptcy or is deceased; these loans had a total outstanding principal balance of $19.8 million, aggregate adverse fair value adjustments totaling $18.8 million and an aggregate fair value of $1.0 million. At December 31, 2013, we had 989 loans that were 90 days or more past due (which includes non-accrual loans discussed below) or the borrower has filed for bankruptcy or is deceased; these loans had a total outstanding principal balance of $10.2 million, aggregate adverse fair value adjustments totaling $9.1 million and an aggregate fair value of $1.1 million.

We place loans on non-accrual status once they are 120 days past due. At December 31, 2014, we had 125 loans that were over 120 days past due and classified as non-accrual loans, with an aggregate outstanding principal balance of $1.4 million, aggregate adverse fair value adjustments totaling $1.3 million and an aggregate fair value of $0.1 million. At December 31, 2013, we had 111 loans that were over 120 days past due and classified as non-accrual loans, with an aggregate outstanding principal balance of $1.1 million, aggregate adverse fair value adjustments totaling $0.9 million and an aggregate fair value of $0.2 million.

Loan Servicing Rights

Servicing assets and liabilities related to retained servicing rights are recorded at fair value, when loans are sold, in “Other assets” and “Accrued expenses and other liabilities”, respectively. At December 31, 2014, loans that were facilitated and subsequently sold but for which we retained servicing rights had a total outstanding principal balance of $1,872.4 million, original terms between 12 and 60 months and had monthly payments with fixed interest rates ranging from 5.90% to 33.15% and maturity dates through December 2019. At December 31, 2013, loans underlying loan servicing rights had a total outstanding principal balance of $406.5 million, original terms between 36 months and 60 months and had monthly payments with fixed interest rates ranging from 6.00% to 26.06% and maturity dates through December 2018.

5. Fair Value of Financial Instruments

Financial Instruments Recorded at Fair Value

For a description of the fair value hierarchy and our fair value methodology, see “Note 2 – Summary of Significant Accounting Policies”. All of our financial instruments measured at fair value were classified as Level 3 for the years ended December 31, 2014 and 2013. We did not transfer any assets or liabilities in or out of Level 3 during the years ended 2014 or 2013.

As our loans and related notes and certificates and loan servicing rights do not trade in an active market with readily observable prices, we use significant unobservable inputs to measure the fair value of these assets and liabilities. Accordingly, we classify them as Level 3 as follows (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
December 31, 2014
Assets:
Loans	$—	$—	$2,798,505	$2,798,505
Servicing assets	—	—	2,181	2,181

Total assets	$—	$—	$2,800,686	$2,800,686

Liabilities:
Notes and certificates	$—	$—	$2,813,618	$2,813,618
Servicing liabilities	—	—	3,973	3,973

Total liabilities	$—	$—	$2,817,591	$2,817,591

December 31, 2013
Assets:
Loans	$—	$—	$1,829,042	$1,829,042
Servicing assets	—	—	534	534

Total assets	$—	$—	$1,829,576	$1,829,576

Liabilities:
Notes and certificates	$—	$—	$1,839,990	$1,839,990
Servicing liabilities	—	—	936	936

Total liabilities	$—	$—	$1,840,926	$1,840,926

Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at December 31, 2014 and December 31, 2013 (in thousands):

		Range of Inputs
Year Ended December 31, 2014	Unobservable Input	Minimum	Maximum	Weighted Average
Loans, notes & certificates	Discount rates	5.2%	17.4%	10.1%
	Net cumulative expected losses	0.3%	22.0%	10.0%

Servicing asset/liability	Discount rates	5.3%	23.7%	10.7%
	Net cumulative expected losses	0.3%	22.0%	10.2%
	Cumulative prepayments	16.5%	26.7%	20.0%
	Market servicing rates (% per annum on unpaid principal balance)	0.5%	0.7%	0.5%

		Range of Inputs
Year Ended December 31, 2013	Unobservable Input	Minimum	Maximum	Weighted Average
Loans, notes & certificates	Discount rates	5.9%	15.9%	10.2%
	Net cumulative expected losses	2.1%	23.7%	10.1%

Servicing asset/liability	Discount rates	6.1%	15.9%	10.0%
	Net cumulative expected losses	2.1%	23.7%	9.6%
	Market servicing rates (% per annum on unpaid principal balance)	0.4%	0.4%	0.4%

At December 31, 2014, the discounted cash flow methodology used to estimate the note and certificates fair values uses the same projected net cash flows as their related loans. As demonstrated by the table below, the fair value adjustments for loans were largely offset by the fair value adjustments of the notes and certificates due to the member payment dependent design of the notes and certificates and because the principal balances of the loans were very close to the combined principal balances of the notes and certificates.

The following table presents additional information about Level 3 loans, notes and certificates measured at fair value on a recurring basis for the years ended December 31, 2014 and December 31, 2013 (in thousands):

	Loans	Notes and Certificates
Fair value at December 31, 2012	$781,215	$785,316
Purchases of loans	2,064,628	—
Issuances of notes and certificates	—	1,618,269
Whole loan sales	(446,224)	—
Principal payments	(511,232)	(504,330)
Recoveries from sale and collection of charged-off loans	(1,716)	(1,669)

Carrying value before fair value adjustments	1,886,671	1,897,586
Fair value adjustments, included in net income (loss)	(57,629)	(57,596)

Fair value at December 31, 2013	$1,829,042	$1,839,990
Purchases of loans	3,886,427	—
Issuances of notes and certificates	—	2,156,019
Whole loan sales	(1,730,045)	—
Principal payments	(1,054,357)	(1,049,982)
Recoveries from sale and collection of charged-off loans	(7,960)	(7,929)

Carrying value before fair value adjustments	2,923,107	2,938,098
Fair value adjustments, included in net income (loss)	(124,602)	(124,480)

Fair value at December 31, 2014	$2,798,505	$2,813,618

The following tables present additional information about Level 3 servicing assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2014 and December 31, 2013 (in thousands):

	Servicing Assets	Servicing Liabilities
Fair value at December 31, 2012	$—	$—
Additions, included in Other revenue (expense)	587	1,273
Changes in fair value, included in Servicing fees	(53)	(337)

Fair value at December 31, 2013	$534	$936

Additions, included in Other revenue (expense)	2,152	5,721
Changes in fair value, included in Servicing fees	(1,264)	(2,684)

Total adjustments included in Net revenue	888	3,037
Additions, included in Deferred revenue	759	—

Fair value at December 31, 2014	$2,181	$3,973

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

The majority of fair value adjustments included in net income (loss) are attributable to changes in estimated instrument-specific future credit losses. All fair valuation adjustments were related to Level 3 instruments for the years ended December 31, 2014 and 2013. A specific loan that is projected to have higher future default losses than previously estimated has lower expected future cash flows over its remaining life, which reduces its estimated fair value. Conversely, a specific loan that is projected to have lower future default losses than previously estimated has increased expected future cash flows over its remaining life, which increases its fair value.

Changes in the unobservable inputs discussed above may have a significant impact on the fair value of the loan, note or certificate or servicing asset or liability. Certain of these unobservable inputs will (in isolation) have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. When multiple inputs are used within the valuation techniques for loans, notes, certificates or servicing assets or liabilities, a change in one input in a certain direction may be offset by an opposite change from another input.

Generally, changes in the net cumulative expected loss rates, prepayment rates and discount rates will have an immaterial impact on the fair value of loans, notes and certificates. Generally, changes in the net cumulative expected loss rates and discount rates have an immaterial impact on the fair value of loan servicing rights. Our selection of the most representative prepayment rates and market servicing rates for our products is inherently judgmental. We reviewed servicing rates for other assets and liabilities with detachable servicing rights and determined that market servicing rates on our products of 0.40% to 0.70% of outstanding principal is not inappropriate. Expected prepayments are based on analysis of actual prepayments experience of loans considering their various types, terms and credit grades. The table below shows the estimated impact on our estimated fair value of servicing assets and liabilities, calculated using different market servicing rates and different prepayment rates as of December 31, 2014 (in thousands, except percentages). The sensitivities related to market servicing rates and prepayment rates were not significant as of December 31, 2013.

December 31,	2014
	Servicing Assets	Servicing Liabilities
Weighted average market servicing rate assumptions	0.50%	0.50%
Increase (decrease) in fair value from:
Servicing rate increase to 0.60%	($915)	$1,416
Servicing rate decrease to 0.40%	$965	($1,366)
Weighted average cumulative prepayment assumptions	20.0%	20.0%
Increase (decrease) in fair value from:
25% increase in cumulative prepayments	($65)	($228)
25% decrease in cumulative prepayments	$67	$231

Financial Instruments Not Recorded at Fair Value

At December 31, 2014 and 2013, the carrying amount of all assets and liabilities not recorded at fair value approximates fair value due to the short term nature of these assets and liabilities. Instruments to which this applies include: cash and cash equivalents, restricted cash, accrued interest receivable and payable, accounts payable, and payables to investors.

6. Property, Equipment and Software, net

Property, equipment and software consist of the following (in thousands):

December 31,	2014	2013
Internally developed software	$16,023	$4,188
Computer equipment	7,929	4,019
Leasehold improvements	4,802	2,700
Purchased software	3,326	913
Furniture and fixtures	2,405	836
Construction in progress	549	1,978
Other	—	26

Total property, equipment and software	35,034	14,660
Accumulated depreciation and amortization	(7,983)	(2,065)

Property, equipment and software, net	$27,051	$12,595

Depreciation and amortization expense on property, equipment and software for the years ended December 31, 2014 and 2013 and nine months ended December 31, 2012 was $6.4 million, $1.7 million and $0.2 million, respectively. For the year ended December 31, 2014 we recorded impairment expense of $0.5 million, included in general and administrative expense in the consolidated statements of operations, due to property, equipment and software no longer in use. Impairment expense for the year ended December 31, 2013 and the nine months ended December 31, 2012 was immaterial.

7. Other Assets

Other assets consist of the following (in thousands):

December 31,	2014	2013
Prepaid expenses	$6,807	$3,546
Deferred acquisition compensation	2,695	—
Loan servicing assets at fair value	2,181	534
Accounts receivable	1,744	439
Deposits	657	193
Receivable from investors	155	18,116
Tenant improvement receivable	—	504
Other	93	589

Total other assets	$14,332	$23,921

8. Goodwill and Intangible Assets

Goodwill

Goodwill consists of the following (in thousands):

Balance at December 31, 2013	$—
Acquisition of Springstone	72,592

Balance at December 31, 2014	$72,592

We did not record any goodwill in the year ended December 31, 2013 or the nine months ended December 31, 2012. During the year ended December 31, 2014, we recorded goodwill in conjunction with the acquisition of Springstone. We did not record any goodwill impairment expense for the year ended December 31, 2014.

Intangible Assets

Intangible assets as of December 31, 2014 are as follows (in thousands, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$39,500	$(3,700)	$35,800
Technology	400	(93)	307
Brand name	300	(105)	195

Total intangible assets subject to amortization	$40,200	$(3,898)	$36,302

We did not record any intangible assets for the year ended December 31, 2013 or the nine months ended December 31, 2012.

The customer relationship intangible assets are being amortized on an accelerated basis over a 14 year period. The technology and brand name intangible assets are being amortized on a straight line basis over three and two years, respectively. The weighted-average amortization period for total intangibles is 13.8 years. Amortization expense associated with intangible assets for the year ended December 31, 2014 was $3.9 million. There was no amortization expense for the year ended December 31, 2013 or the nine months ended December 31, 2012.

The expected future amortization expense for intangible assets as of December 31, 2014 is as follows (in thousands):

2015	$5,286
2016	4,801
2017	4,286
2018	3,871
2019	3,499
Thereafter	14,559

Total	$36,302

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

December 31,	2014	2013
Accrued compensation	$13,659	$5,243
Accrued service fees	6,220	2,057
Loan servicing liability at fair value	3,973	936
Contingent liabilities	1,995	—
Deferred rent	1,377	653
Deferred tax liability	1,332	—
Transaction fee refund reserve	828	—
Deferred revenue	759	—
Early stock option exercise	392	—
Other	1,085	239

Total accrued expenses and other liabilities	$31,620	$9,128

10. Long-term Debt

On April 16, 2014, we entered into a credit and guaranty agreement under which several lenders made an aggregate $50.0 million Term Loan to us. In connection with our entry into the credit agreement, we entered into a pledge and security agreement with Morgan Stanley Senior Funding, Inc. as collateral agent. The Term Loan was outstanding for 245 days in 2014 because on December 17, 2014, we fully repaid the Term Loan. Consequently, our Term Loan was extinguished and removed from the balance sheet as of December 31, 2014. For the year ended December 31, 2014 we incurred interest expense on the Term Loan of $2.3 million which included debt issuance costs of $1.2 million, debt discount costs of $0.2 million and interest expense of $0.9 million. This interest expense is included in “total interest expense” in the consolidated statements of operations. The weighted-average interest rate on the Term Loan was 2.59% for the loan outstanding period in 2014.

11. Stockholders’ Equity

Initial Public Offering (in thousands, except share and per share amounts)

In December 2014, we closed our initial public offering, referred to as our IPO, of 66,700,000 shares of common stock including shares registered to cover an option to purchase additional shares that we granted to the underwriters of our initial public offering and selling shareholders. The public offering price of the shares sold in the offering was $15.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering was $1.0 billion. After deducting underwriting discounts and commissions, offering expenses and proceeds to the selling shareholders, the aggregate net proceeds totaled approximately $827.7 million.

Convertible Preferred Stock

As of December 31, 2013, we had shares of preferred stock authorized and outstanding as follows (in thousands, except share and per share amounts):

	Designated Shares	Issued and Outstanding Shares	Aggregate Liquidation Preference	Amount
Series A	68,025,100	66,100,340	$17,599	$17,402
Series B	65,642,104	65,577,300	12,268	12,164
Series C	62,486,436	62,486,436	24,490	24,388
Series D	36,030,712	36,030,712	32,044	31,943
Series E	14,285,712	10,000,000	17,500	17,347

Total convertible preferred stock	246,470,064	240,194,788	$103,901	$103,244

In connection with the Springstone acquisition in April, 2014, we sold an aggregate of 6,390,556 shares of our Series F convertible preferred stock, par value $0.01 per share (“Financing Shares”) for aggregate gross proceeds of approximately $65.0 million, pursuant to a Series F Preferred Stock Purchase Agreement. We sold the Financing Shares pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended; all investors in the financing were accredited investors and we made no general solicitation for the sale of the Financing Shares. The Financing Shares are convertible into shares of common stock, par value $0.01 per share, on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of our Restated Certificate of Incorporation.

In connection with the sale of Series F convertible preferred stock in April 2014, we filed a Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares that we were authorized to issue from 606,470,064 shares to 622,614,174. Out of the 622,614,174 shares authorized, 372,000,000 shares were designated as common stock and 250,614,174 shares were designated as preferred stock.

Immediately prior to the completion of our IPO, all shares of outstanding convertible preferred stock automatically converted, on a one-for-one basis, into 249,601,435 shares of our common stock. All shares of authorized convertible preferred stock also automatically converted, on a one-for-one basis, into 250,614,174 authorized shares of our common stock.

On December 16, 2014, we filed a Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares that we were authorized to issue from 622,614,174 shares to 910,000,000. Out of the 910,000,000 shares authorized, 900,000,000 shares were designated as common stock and 10,000,000 shares were designated as preferred stock.

Common Stock Reserved for Future Issuance

We have shares of common stock reserved for future issuance at December 31, 2014 as follows:

Options outstanding	57,386,829
Available for future stock option grants	36,561,469
Available for ESPP	3,000,000

Total reserved for future issuance	96,948,298

12. Employee Incentive and Retirement Plans

The Company’s equity incentive plans provide for granting options and shares to employees, officers and directors. In addition, the Company offers a retirement plan and an ESPP to eligible employees.

Stock-based compensation expense was as follows for the periods presented (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
Stock options	$27,100	$6,283	$1,110
ESPP	104	—	—
Stock issued related to acquisition	9,946	—	—

Total stock-based compensation expense	$37,150	$6,283	$1,110

This stock-based compensation expense was recorded in the consolidated statement of operations as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
Sales and marketing	$6,058	$1,313	$216
Origination and servicing	2,140	424	60
General and administrative:
Engineering and product development	5,311	2,171	406
Other	23,641	2,375	428

Total stock-based compensation expense	$37,150	$6,283	$1,110

Equity Incentive Plans

We have two equity incentive plans: the 2007 Stock Incentive Plan (the “2007 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”). Upon our IPO in 2014, the 2007 Plan was terminated and all shares that remained available for future issuance under the 2007 Plan at the time of termination were transferred to the 2014 Plan. As of December 31, 2014, 1,561,469 options to purchase common stock granted under the 2007 Plan remain outstanding. As of December 31, 2014, the total number of shares available for future grants under the 2014 Plan is 36,561,469 shares, including shares transferred from the 2007 Plan.

Stock Options

Options are granted with an exercise price per share not less than the fair value at date of grant. Options generally vest over a four year period with 25% vesting at the end of one year and the remainder vesting quarterly thereafter. Options granted are exercisable up to ten years.

Until our IPO, the fair value of the shares of common stock underlying stock options was established by the board of directors. Our board of directors relied upon valuations provided by third party valuation firms and other factors, including, but not limited to, the current status of the technical and commercial success of our operations, our financial condition, the stage of our product design and development, and competition to establish the fair value of our common stock at the time of grant of the option. Commencing on December 11, 2014, we use the closing stock price as listed on the NYSE on the grant date.

We use the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
Expected dividend yield	—	—	—
Weighted-average assumed stock price volatility	53.5%	59.1%	63.5%
Weighted-average risk-free rate	1.88%	1.46%	1.01%
Weighted-average expected life (years)	6.35	6.30	6.28

We have paid no cash or other dividends and do not anticipate paying any cash or other dividends in the foreseeable future and therefore used an expected dividend yield of 0.0% in our option-pricing model. The stock price volatility assumption is derived using a set of peer group public companies. Since we do not have significant trading history for our common stock, the expected stock price volatility for our common stock is estimated by reference to the average historical stock price volatility for industry peers. During the second quarter of 2014, the industry peer group was expanded to include small, mid and large capitalization companies in the consumer finance, investment management and technology industries taking into account the similarity in size, stage of life cycle and financial leverage. This peer group was similar to the comparable companies used in our pre-IPO common stock valuation analysis. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. The expected life represents the period of time that stock options are estimated to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules, and expectations of future exercise patterns and post-vesting employee termination behavior. Given our limited operating history, the simplified method was applied to calculate the expected term.

Options activity is summarized as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	43,314,728	$0.94
Options Granted	22,081,243	$6.74
Options Exercised	(6,037,666)	$0.59
Options Forfeited/Expired	(1,971,476)	$2.80

Outstanding at December 31, 2014	57,386,829	$3.15	8.04	$1,271,399

Vested and expected to vest at December 31, 2014	54,738,680	$3.03	7.98	$1,224,605

Exercisable at December 31, 2014	22,355,772	$0.73	6.77	$549,281

For the year ended December 31, 2014, we granted service-based stock options to purchase 22,081,243 shares of common stock with a weighted average exercise price of $6.74 per share, a weighted average grant date fair value of $4.62 per share and an aggregate estimated fair value of approximately $102.1 million.

For the year ended December 31, 2013, we granted service-based stock options to purchase 12,707,000 shares of common stock with a weighted average exercise price of $2.44 per share, a weighted average grant date fair value of $2.71 per share and a total estimated fair value of approximately $34.4 million.

For the nine months ended December 31, 2012, we granted service-based stock options to purchase 15,244,944 shares of common stock with a weighted average exercise price of $0.60 per share, a weighted average grant date fair value of $0.35 per share and a total estimated fair value of approximately $10.6 million.

Options to purchase 6,037,666 shares with a total intrinsic value of $48.6 million were exercised during the year ended December 31, 2014. Options to purchase 8,931,876 shares with a total intrinsic value of $26.2 million were exercised during the year ended December 31, 2013. Options to purchase 8,635,712 shares with a total intrinsic value of $3.8 million were exercised during the nine months ended December 31, 2012. We capitalized $1.9 million and $0.2 million of stock-based compensation expense associated with the cost of developing software for internal use during the years ended December 31, 2014 and 2013, respectively. We did not capitalize stock-based compensation expense during the nine months ended December 31, 2012. The total fair value of stock options vested during the years ended December 31, 2014 and 2013 and the nine months ended December 31, 2012 was $19.6 million, $4.5 million and $7.1 million, respectively.

For the year ended December 31, 2014, stock-based compensation expense included $3.0 million of expense for the accelerated vesting of stock options for a terminated employee that was accounted for as a stock option modification. As of December 31, 2014 total unrecognized compensation cost was $114.2 million and these costs are expected to be recognized over the next 3.4 years.

No net income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options due to the full valuation allowance.

Employee Stock Purchase Plan

On December 11, 2014, our ESPP became effective. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the last day of the offering period.

As of December 31, 2014, a total of 3 million shares of common stock were reserved for the issuance of equity awards under the ESPP. As of December 31, 2014, employees had not purchased any shares under the ESPP and all 3 million shares remain available for future issuance.

The fair value of stock purchase rights granted to employees under the ESPP is measured on the grant date using the Black-Scholes option pricing model. The compensation expense related to ESPP purchase rights is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. We use the following assumptions in estimating the fair value of grants under the ESPP, which are derived using the same methodology applied to stock option assumptions:

Year Ended December 31,	2014
Expected dividend yield	—
Weighted-average assumed stock price volatility	48.2%
Weighted-average risk-free rate	0.09%
Weighted-average expected life (years)	0.50

The fair value of stock purchase rights granted to employees under the ESPP is measured on the grant date using the Black-Scholes option pricing model. The compensation expense related to ESPP purchase rights is recognized on a straight-line basis over the requisite service period.

Stock Issued Related to Acquisition

As part of the Springstone acquisition, the sellers received shares of our Series F convertible preferred stock having an aggregate value of $25.0 million (“Share Consideration”). $22.1 million of the Share Consideration is subject to certain vesting and forfeiture conditions over a three-year period for key continuing employees. This is accounted for as a compensation agreement and expensed over the three-year vesting period. In conjunction with the conversion of preferred stock upon IPO, these unvested preferred shares were also converted into unvested common shares as the unvested common shares vest over time, stock-based compensation expense and accretion to additional paid-in capital are recorded.

Retirement Plan

Upon completing 90 days of service, employees may participate in our qualified retirement plan that is governed by section 401(k) of the IRS Code. Participants may elect to contribute their annual compensation up to the maximum limit allowed by federal tax law. In the second quarter of 2014, we approved an employer match of up to 3% of an employee’s eligible compensation with a maximum annual match of $5,000 per employee. The total expense for the employer match for the year ended December 31, 2014 was $0.9 million.

13. Income Taxes

For the year ended December 31, 2014, we recorded $1.4 million of income tax expense. The $1.4 million of income tax expense relates to the amortization of tax deductible goodwill from the acquisition of Springstone, which gives rise to an indefinite-lived deferred tax liability. There was no income tax benefit recorded on the pre-tax loss due to an increase in deferred tax asset valuation allowance.

For the year ended December 31, 2013, we recorded no income taxes related to pre-tax income due to the availability of deferred tax assets subject to a full valuation allowance to offset current year income. For the nine months ended December 31, 2012, we recorded no benefit for income taxes on the taxable losses due to the full valuation allowance.

Our effective tax rate differs from the statutory federal rate for the years ended December 31, 2014 and 2013 and the nine months ended December 31, 2012, as follows (in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013		9 Months Ended December 31, 2012
Income (loss) before income taxes	$(31,504)		$7,308		$(4,238)
Tax at federal statutory rate	$(10,711)	34.00%	$2,485	34.00%	$(1,441)	34.00%
State tax, net of federal tax benefit	98	(0.31%)	563	7.70%	(151)	3.56%
Stock-based compensation expense	5,040	(16.00%)	(593)	(8.11%)	(314)	7.41%
Tax credits	—	0.00%	(459)	(6.28%)	—	0.00%
Change in valuation allowance	6,858	(21.77%)	(2,534)	(34.67%)	1,934	(45.63%)
Change in unrecognized tax benefit	—	0.00%	518	7.09%	150	(3.54%)
Other	105	(0.33%)	20	0.27%	(178)	4.20%

Income tax expense	$1,390	(4.41%)	$—	0.00%	$—	0.00%

The significant components of our deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows (in thousands):

December 31,	2014	2013
Deferred tax assets
Net operating loss carry-forwards	$27,550	$18,818
Stock-based compensation	8,491	890
Reserves and accruals	6,249	1,914
Servicing fees	1,428	—
Intangibles	1,161	—
State credits	552	216
Organizational and start-up costs	10	516

Total deferred tax assets	45,441	22,354
Valuation Allowance	(40,828)	(22,338)

Deferred tax assets - net of valuation allowance	4,613	16

Deferred tax liability
Depreciation and amortization	(4,765)	(16)
Goodwill	(1,180)	—

Total deferred tax liabilities	(5,945)	(16)

Deferred tax liability - net	$(1,332)	$—

Our management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2014, a full valuation allowance of $40.8 million has been recorded to recognize only deferred tax assets that are more likely than not to be realized.

At December 31, 2014, we had federal and state net operating loss (“NOL”) carry forwards of approximately $68.7 million and $61.5 million, respectively, to offset future taxable income. Our federal and state net operating loss carry-forwards will begin expiring in 2027 and 2016, respectively. Additionally, at December 31, 2014, we had federal and state research and development (“R&D”) tax credit carry forwards of approximately $0.3 million and $0.2 million, respectively. The federal credit carry forwards will begin expiring in 2017 and the state credits may be carried forward indefinitely.

In general, a corporation’s ability to utilize its NOL and R&D carry-forwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (“Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carry-forwards that can be utilized annually to offset future taxable income and tax, respectively.

The following is a reconciliation of our unrecognized tax benefits (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	9 Months Ended December 31, 2012
Balance at the beginning of the period	$1,080	$367	$240
Additions (reductions) for tax positions related to the prior year	(589)	523	—
Additions for tax positions related to the current year	—	190	127

Balance at the end of the period	$491	$1,080	$367

If the cumulative unrecognized tax benefit is recognized there will be no effect on our effective tax rate due to the full valuation allowance. Due to the nature of the unrecognized tax benefits and the existence of tax attributes, we have not accrued any interest or penalties associated with unrecognized tax benefits in the consolidated statement of operations nor have we recognized a liability in the consolidated balance sheet. We do not believe the total amount of unrecognized benefit as of December 31, 2014, will increase or decrease significantly in the next twelve months.

We file income tax returns in the United States and various state jurisdictions. As of December 31, 2014, our federal tax returns for 2010 and earlier and our state tax returns for 2009 and earlier were no longer subject to examination by the taxing authorities. However, our tax attribute carry-forwards from closed tax years may be subject to examination to the extent utilized in an open tax year.

14. Commitments and Contingencies

Operating Lease Commitments

Our corporate headquarters is located in San Francisco, California and consists of approximately 141,000 square feet of space under lease agreements that mostly expire in June 2022. Under these lease agreements, we have an option to extend nearly all of the space under the leases for five years. We have additional leased office space of approximately 20,000 square feet in Westborough, Massachusetts under a lease agreement that expires in January 2020.

Total facilities rental expense for the years ended December 31, 2014 and 2013 and the nine month period ended December 31, 2012 was $3.7 million, $1.9 million and $0.6 million, respectively. Sublease rental expense for the years ended December 31, 2013 and the nine month period ended December 31, 2012 was $0.6 million and $0.5 million, respectively. We did not have sublease rental expense for the year ended December 31, 2014. Minimum rental expense for the years ended December 31, 2014 and 2013 and the nine month period ended December 31, 2012 was $3.3 million, $1.3 million and $0.1 million, respectively. As part of these lease agreements, as of December 31, 2014 we have pledged $0.6 million of cash and arranged for a $0.2 million letter of credit as security deposits.

At December 31, 2014, the future minimum lease payments payable under the contracts for leased premises is as follows:

Years Ended December 31,
2015	$5,277
2016	6,679
2017	6,985
2018	7,282
2019	6,585
Thereafter	15,864

Total	$48,672

Loan Funding Commitments

For loans listed on the platform as a result of direct marketing efforts, we have committed to invest in such loans if investors do not provide funding for all or a portion of such loans. At December 31, 2014, there were 1,061 such loans on the platform with an unfunded balance of $10.3 million. All of these loans were fully funded by investors by January 7, 2015.

In connection with transitional activities related to the acquisition of Springstone, in June 2014, we entered into a contingent loan purchase agreement through December 31, 2014 with an issuing bank that originates loans facilitated by Springstone and a third-party investor that has agreed to purchase certain of these loans from such bank. In January 2015, this purchase agreement was extended to April 2, 2015. The contingent loan purchase commitment provides that we will purchase such loans from the bank if the third-party investor defaults on its loan purchase obligations to the bank through April 2, 2015. The contingent loan purchase commitment limits the aggregate amount of covered loan originations to a maximum of $16.0 million. As of December 31, 2014, the amount remaining under the overall limit on the cumulative amount of such loan originations was $10.6 million. We were not required to purchase any such loans pursuant to the contingent loan purchase commitment for the year ended December 31, 2014.

Credit Support Agreement

We are subject to a credit support agreement with a certificate investor. The credit support agreement requires us to pledge and restrict cash in support of its contingent obligation to reimburse the investor for credit losses on loans underlying the investor’s certificate that are in excess of a specified, aggregate loss threshold. We are contingently obligated to pledge cash, not to exceed $5.0 million, to support this contingent obligation. As of December 31, 2014 and 2013, approximately $3.4 million was pledged and restricted to support this contingent obligation.

As of December 31, 2014 and 2013, the credit losses pertaining to the investor’s certificate have not exceeded the specified threshold, nor are future credit losses expected to exceed the specified threshold, and thus no expense or liability has been recorded. We currently do not anticipate recording losses resulting from our contingent obligation under this credit support agreement. If losses related to the credit support agreement are later determined to be likely to occur and are estimable, results of operations could be affected in the period in which such losses are recorded.

Loan Purchase Obligation

During the fourth quarter of 2014, our loan account program agreement with our primary issuing bank, WebBank, a Utah-chartered industrial bank that handles a variety of consumer and commercial financing programs, was modified such that WebBank retains ownership of the loans facilitated through our marketplace for two business days before selling the loans to us. WebBank earns interest related to such loans during the two business days it owns the loans. As part of this agreement, we have committed to purchase these loans that are originated by WebBank and facilitated through our marketplace. As of December 31, 2014 we were committed to purchase loans with an outstanding principal balance of $4.1 million at par plus accrued interest. There was no such commitment as of December 31, 2013.

Legal

On June 5, 2014, Springstone received a Civil Investigative Demand from the Consumer Financial Protection Bureau, referred to as CFPB, related to the period from 2009 through May 2014. The purpose of the investigation is to determine whether Springstone engaged in unlawful acts or practices in connection with the marketing, issuance, and servicing of loans for healthcare related financing during the period. As of December 31, 2014, we had provided all of the documents requested by the CFPB. We are continuing to evaluate this matter.

During the second quarter of 2014, we also received notice from the California Employment Development Department, referred to as EDD, that it had commenced an examination of our records concerning the employment relationship of certain individuals who performed services for us from 2011 through 2014. Based on the EDD’s determination, certain of these individuals should have been classified as employees with appropriate tax withholding and employer related taxes incurred and paid. The EDD has completed its examination and issued a Final Notice of Assessment, which serves as the EDD’s official notice of its determination relating to this matter. During the fourth quarter of 2014, we paid the full assessment to the EDD.

In the fourth quarter of 2014, we settled a dispute with a former consultant for cash and shares of our common stock valued at market price on date of settlement.

In addition to the foregoing, we may be subject to legal proceedings and regulatory actions in the ordinary course of business. We do not believe it is probable that the ultimate liability, if any, arising out of any such matter will have a material effect on our financial condition, results of operations or cash flows.

15. Segment Reporting

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

16. Related Party Transactions

Several of our executive officers and directors (including immediate family members) have opened investor accounts with LC, made deposits and withdrawals to their accounts and purchased notes and certificates. All note and certificate purchases made by related parties were transacted on terms and conditions that were not more favorable than those obtained by other investors.

The deposits made by related parties whose transactions totaled $120,000 or more were $1.7 million, $2.3 million, and $1.2 million for the years ended December 31, 2014 and December 31, 2013 and the nine months ended December 31, 2012, respectively. The withdrawals made by related parties whose transactions totaled $120,000 or more were $0.1 million, $1.2 million, and $0.6 million for the years ended December 31, 2014 and December 31, 2013 and the nine months ended December 31, 2012, respectively.

17. Springstone Acquisition

On April 17, 2014, we acquired all of the outstanding limited liability company interests of Springstone (Acquisition) for $111.8 million, which was comprised of $109.0 million in cash and shares of Series F convertible preferred stock with an aggregate value of $2.8 million. Upon closing of the Acquisition, Springstone became our wholly owned subsidiary. We have included the financial results of Springstone in the consolidated financial statements from the date of acquisition.

To secure the retention of certain key employees, a total of $25.6 million comprised of $22.1 million of shares of Series F convertible preferred stock (“Escrow Shares”) and $3.5 million of cash were placed in a third-party escrow, and are subject to certain vesting and forfeiture conditions applicable to these employees continuing employment over a three-year period from the closing. These amounts are accounted for as a compensation arrangement and expensed over the three-year vesting period and are included under “General and administrative operating expenses” in the Consolidated Statement of Operations. Additionally, $19.0 million of the cash consideration and certain Escrow Shares were placed in a third-party escrow for 15 months from the closing date to secure, in part, the indemnification obligations of the sellers under the purchase agreement. In connection with the Acquisition, we also paid $2.4 million for transactions costs incurred by Springstone.

The cash portion of the consideration was funded by a combination of cash from us, Series F convertible preferred stock financing, and proceeds from the Term Loan.

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

The amounts of net revenue of Springstone included in our consolidated statement of operations from the acquisition date of April 17, 2014 to December 31, 2014 was $15.3 million. We have recognized acquisition-related expenses of $2.3 million for the year ended December 31, 2014, which is included in general and administrative expense. We did not recognize acquisition-related costs for the year ended December 31, 2013 or the nine months ended December 31, 2012.

The following pro forma financial information summarizes the combined results of operations for us and Springstone, as though the companies were combined as of January 1, 2013. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred as of January 1, 2013, nor is it indicative of future operating results. The pro forma results presented below include interest expense on the debt financing, amortization of acquired intangible assets, compensation expense related to the post-acquisition compensation arrangements entered into with the continuing employees and tax expense (in thousands, except per share data):

Years Ended December 31,	2014	2013
Total net revenue	$219,174	$113,040
Net loss (1)	$(33,796)	$(17,592)
Basic net loss per share attributable to common stockholders	$(0.45)	$(0.34)
Diluted net loss per share attributable to common stockholders	$(0.45)	$(0.34)

(1)	Net loss for the year ended December 31, 2013 includes $8.6 million of one-time acquisition-related costs and compensation expenses.

INDEPENDENT AUDITOR’S REPORT

To the Members

Springstone Financial, LLC

Westborough, MA 01581

We have audited the accompanying financial statements of Springstone Financial, LLC which comprise the balance sheets as of December 31, 2013 and 2012, and the related statements of operations, changes in members’ equity, and cash flows for the years then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springstone Financial, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 to the financial statements, the 2012 financial statements have been restated to correct misstatements. Our opinion is not modified with respect to this matter.

/s/ Auerr, Zajac & Associates, LLP

Certified Public Accountants

March 28, 2014

SPRINGSTONE FINANCIAL, LLC

BALANCE SHEETS

(See Notes to Financial Statements)

	December 31, 2012	December 31, 2013
ASSETS
Current Assets
Cash and Cash Equivalents	$7,385,889	$7,804,060
Loan Origination Fees Receivable	590,843	414,121
Prepaid Expenses	62,135	105,977
Due From Officers	85,930	171,860
Other Receivables	149,391	625

Total Current Assets	8,274,188	8,496,643

Property and Equipment
Property and Equipment—Cost	597,910	953,225
Less Accumulated Depreciation	445,950	550,473

Net Property and Equipment	151,960	402,752

Other Assets
Intangible Assets	6,731	6,731
Less Accumulated Amortization	3,142	3,590

Net Intangibles	3,589	3,141

Restricted Cash—See Note 5	1,312,358	1,399,732
Security Deposits	27,378	57,378

Total Other Assets	1,343,325	1,460,251

Total Assets	$9,769,473	$10,359,646

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts Payable	$149,072	$345,138
Alliance Rebate Payable	221,829	494,416
Accrued Expenses	107,929	106,063
Accrued Salaries and Payroll Taxes	415,021	551,098
Loan Funding Payables	178,399	323,299
Current Portion of Deferred Rent	—	4,725

Total Current Liabilities	1,072,250	1,824,739

Long Term Liabilities
Loan Loss Contingency—See Note 6	1,189,681	1,189,681
Deferred Rent	—	22,839

Total Long Term Liabilities	1,189,681	1,212,520

Total Liabilities	2,261,931	3,037,259
Members’ Equity	7,507,542	7,322,387

Total Liabilities and Members’ Equity	$9,769,473	$10,359,646

SPRINGSTONE FINANCIAL, LLC

STATEMENTS OF OPERATIONS

(See Notes to Financial Statements)

	For Years Ended December 31,
	2012	2013
Fee Income	$14,840,780	$19,401,918
Fee Refunds	428,658	916,198

Net Fee Income	14,412,122	18,485,720
Operating Expenses	7,380,232	9,861,710

Income From Operations	7,031,890	8,624,010
Other Income
Interest Income	3,077	2,543

Net Income	$7,034,967	$8,626,553

SPRINGSTONE FINANCIAL, LLC

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(See Notes to Financial Statements)

	NBT Capital Corp	Premier Payment Solutions	Total
Balance Beginning of the Period	$3,056,958	$302,509	$3,359,467
Net Income	1,406,993	5,627,974	7,034,967
Distributions To Members	(577,378)	(2,309,514)	(2,886,892)

Members Equity December 31, 2012	$3,886,573	$3,620,969	$7,507,542

Net Income	1,725,311	6,901,242	8,626,553
Distributions To Members	(1,762,342)	(7,049,366)	(8,811,708)

Members Equity December 31, 2013	$3,849,542	$3,472,845	$7,322,387

SPRINGSTONE FINANCIAL, LLC

STATEMENTS OF CASH FLOWS

(See Notes to Financial Statements)

	Years Ended December 31,
	2012	2013
Cash Provided By (Used In)
Operating Activities
Net Income	$7,034,967	$8,626,553
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities
Depreciation and Amortization	102,864	123,421
Assets Abandoned In Office Relocation	—	26,246
Security Deposits	—	(30,000)
(Increase) Decrease In
Loan Origination Fees Receivable	(402,337)	176,722
Prepaid Expenses	17,662	(43,842)
Due From Officers	(85,930)	(85,930)
Other Receivables	(143,852)	148,766
(Decrease) Increase In
Accounts Payable	22,519	196,066
Alliance Rebate Payable	221,829	272,587
Accrued Expenses	12,498	(1,866)
Accrued Salaries and Payroll Taxes	197,159	136,077
Loan Funding Payables	58,111	144,900
Loan Loss Contingency	(33,253)	—
Deferred Rent	—	27,564

Total Adjustments	(32,730)	1,090,711

Net Cash Provided by Operating Activities	7,002,237	9,717,264

Investing Activities
Restricted Cash	(89,424)	(87,374)
Purchase of Equipment and Software	(81,383)	(400,011)

Net Cash Used In Investing Activities	(170,807)	(487,385)

Financing Activities
Distributions to Members	(2,886,892)	(8,811,708)

Net Cash Used In Investing Activities	(2,886,892)	(8,811,708)

Net Increase in Cash	3,944,538	418,171
Cash—Beginning of the Period	3,441,351	7,385,889

Cash—End of the Period	$7,385,889	$7,804,060

See Note 7 for supplemental disclosures of noncash transactions.

SPRINGSTONE FINANCIAL, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Note 1—Summary of Significant Accounting Policies

Nature of Operations

The Company provides services related to the origination and processing of personal loans. The loans are used to fund elective medical, fertility and dental procedures, as well as tuition at private educational institutions and tutoring at learning centers for pre-post secondary age students.

Revenues and Expenses

The Company earns revenue by originating and placing personal loans with funding institutions. Revenue consists of fees from service providers and loan origination fees from the funding institutions. Revenue is recognized when the loans are funded.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures. Accordingly, the actual results could differ from those estimates.

Property and Equipment

Property and equipment additions are recorded at cost. Maintenance, repairs, and renewals are expensed, and additions and improvements are capitalized. Depreciation is computed using both straight-line and accelerated methods over useful lives of 5—7 years.

Depreciation expense for the years ended December 31, 2013 and 2012 was $122,973 and $102,416, respectively.

The Components of Property and Equipment are as follows:

	December 31, 2013	December 31, 2012
Computers and office equipment	$148,696	$118,465
Furniture and fixtures	237,540	56,543
Leasehold improvements	110,259	24,775

	496,495	199,783
Less accumulated depreciation	179,354	146,496

	$317,141	$53,287

Software and Website Costs

Computer software and web site development costs include packaged software, customized software for website operations, and costs related to major website enhancements. These costs are amortized using the straight-line method over three year lives. Operating expenses related to web site hosting and routine maintenance are expensed as incurred.

The components of capitalized software and website costs are as follows:

	December 31, 2013	December 31, 2012
Software	$136,865	$131,095
Website Costs	319,865	267,032

	456,730	398,127
Less Accumulated Depreciation	371,119	299,454

	$85,611	$98,673

Marketing and Advertising

The Company currently markets loans to the following demographic markets: (1) high quality medical and dental professional service providers for funding of elective medical, fertility and dental procedures, and (2) private educational institutions and learning centers for funding of private K-12 school tuition and tutoring.

The Company expenses advertising as incurred. Advertising expense for the years ended December 31, 2013 and 2012 was $190,112 and $109,141, respectively.

Concentrations of Credit Risk

The Company maintains demand deposits with several high quality financial institutions. Periodically, cash balances exceed the federally insured bank deposit limits. The Company had approximately $9,068,000 and $9,818,000 in uninsured cash, as of December 31, 2013 and 2012, respectively.

Credit Policies

The Company follows practices standard in the consumer lending/loan servicing industries. Loan applications are processed through various fraud shield databases and credit checks are run for all loan applicants. Loan proceeds are sent directly to the medical or dental service provider or educational institution, and not to the borrower.

Limited Liability Company/Income Taxes

As a limited liability company, each member’s liability is limited to amounts reflected in their respective member accounts.

The Company files its income tax returns as a partnership for federal and state income tax purposes. As such, the Company will not pay any federal or state income taxes, because any income or loss will be passed through to the federal and state tax returns of the members of the Company. Accordingly, no provision is made for federal or state income taxes in the financial statements.

Following are the differences between the financial statements and how the Company reports in its income tax returns: The financial statements include a provision for loss reserves based on management’s estimate of its exposure to potential loan defaults whereas the tax reporting allows deductions only when losses are realized. Organizational expenses were expensed in full on the financial statements, whereas for income tax reporting organizational costs are amortized over five years. Meals and entertainment are expensed in full on the financial statements, whereas for income tax reporting these costs are only 50% deductible.

The Company files income tax returns in the U.S. federal jurisdiction and the states of Massachusetts, Pennsylvania, New Jersey and Ohio. Management believes that all positions taken in its tax returns would be sustained in the event of review. The Company’s tax returns are no longer subject to review for years before 2010.

Note 2—Correction of Error

The Company has restated the 2012 financial statements in order to reflect the following corrections:

In 2009, the Company entered into an agreement with World Financial Capital Bank (now known as Comenity Bank) under which it would refund excess margin earned from provider fees, as calculated in accordance with the terms of the agreement. In 2012, the margin specified in the agreement was exceeded which resulted in the accrual of a rebate in the amount of $221,829 and referred to in the financial statements as “Alliance Rebate”.

The Company has been providing supplemental life insurance and disability benefits to its officers. It was subsequently determined that the cost of the benefits should be reimbursed by the officers. As a result, the Company has accrued a receivable from the officers in the amount of $85,930.

Note 3—Lease Commitments

Operating Lease

In 2013, the Company entered into a lease for new office space. The lease is for a period of 73 months beginning February, 2014, with an option to renew for an additional five years.

The Company occupied the new space on October 1, 2013, and paid rent of $1,848 for the months of October through December under the early occupancy provision in the lease. The difference between the rent paid for these months and the fair value of the rent as determined from the lease terms has been recorded as rent expense and a liability for deferred rent, which will be amortized over the term of the lease. Rent expense for office space for the years ended December 31, 2013 and 2012 was $172,532 and $134,085, respectively.

Future minimum annual payments under the lease are as follows:

2014	$154,057
2015	213,463
2016	221,780
2017	230,097
2018	238,413
Thereafter	266,598

$1,324,408

Note 4—Related-Party Transactions

One of the Company’s funding sources, NBT Bank, N.A. (an FDIC insured banking institution) is a subsidiary of a member of the Company, NBT Capital Corp. NBT Bank, N.A. (NBT) takes the risk of loss on default for a large majority of the loans that it funds.

In addition, the Company also has several bank accounts on deposit with NBT.

Three of the Company’s senior managers are stockholders of Premier Payment Solutions, Inc., the other member of the Company.

Note 5—Restricted Cash

Restricted cash represents reserves set aside by NBT to cover potential defaults on selected loan portfolios. No withdrawals may be made from these accounts without written approval from NBT.

Note 6—Loan Loss Contingency

Loan loss contingency represents management’s estimate of the potential contingent liability to cover losses on the following loan portfolios:

“Pool B”—This portfolio consists of loans, funded by the primary banking partner, offered to Borrowers with credit scores lower than normally required by the bank, but high enough to satisfy the Company’s credit worthiness requirements, based on senior management’s previous experience in the consumer loan market.

The total amount of loans outstanding in this portfolio as of December 31, 2013 and 2012 was approximately $6,240,000 and $5,624,000, respectively. For the years ended December 31, 2013 and 2012, the total amount of loan defaults realized from this portfolio was $468,358 and $356,595, respectively.

“Over $25K”—The 2nd portfolio consists of loans over $25,000, made to individuals with higher than normal credit scores. The Company bears the burden of risk of loss on such loans that were made before September 1, 2012. The Company’s potential liability is based on the ratio of the amount of the original loan balance over $35,000 to the total original loan amount. At December 31, 2013 and 2012, the Company’s exposure on this portfolio was approximately $2,986,000 and $5,402,000, respectively. For the years ended December 31, 2013 and 2012, actual defaults realized from this portfolio were $44,008 and $31,602, respectively.

“ClearChoice Reserve Program”—Loans in this portfolio commenced in July, 2012 and are used to pay for the cost of dental and orthodontic procedures. The Company bears the risk of loss at 1.54% of the outstanding loan balance. At December 31, 2013 and 2012, the Company’s exposure on this portfolio was approximately $62,000 and $32,000, respectively. For the years ended December 31, 2013 and 2012, actual defaults realized from this portfolio were $29 and none, respectively.

Management believes that the loan loss contingency balance is sufficient to cover any future loan defaults on these portfolios.

Note 7—Statement of Cash Flows—Summary of Non-Cash and Other Items

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

There were no income taxes paid for the years ended December 31, 2013 and December 31, 2012.

There were no payments of interest for the years ended December 31, 2013 and December 31, 2012.

In the year ended December 31, 2013 fully depreciated property and equipment in the amount $18,465 of was written off.

Note 8—Retirement Plan

The Company has a 401(k) profit sharing plan which covers substantially all employees. Participating employees may contribute, on a tax-deferred basis, a portion of their compensation in accordance with section 401(k) of the Internal Revenue Code. The plan provides for a safe harbor matching contribution by the Company. For the years ended December 31, 2013 and 2012, the Company’s matching contributions were $95,086 and $80,727, respectively.

Note 9—Compensated Absences

Employees of the Company are entitled to paid time off (PTO) which accrues up to a maximum of 160 hours. Paid time off can be used as vacation time, sick time, or personal time. Employees cannot carry over more than 40 hours of PTO into the next calendar year. As of December 31, 2013 and 2012, there were no accrued compensated absences.

Note 10—Significant Concentrations

The Company is fully dependent on third party funding sources such as banks or private placement financing organizations. As of December 31, 2013, there were two banks with which the Company has an arrangement to fund the loans it originates. Until those loan portfolios grow significantly, the Company is unlikely to pursue other major lending sources, and therefore has a concentration in terms of readily available lenders.

The loan origination industry is subject to certain economic factors such as interest rates, and the overall health of the economy.

Note 11—Regulatory Matters

The Company is subject to various regulations common in the financing industry and continually monitors its responsibilities with regard to regulatory and licensing requirements. The Company is satisfied that it is fully compliant with all requirements

Additionally, each of the Company’s banking partners has a contractual right to review its policies and procedures related to regulatory matters to insure that the Company is in compliance.

Note 12—Subsequent Events

In late 2013 the Company entered into negotiations with LendingClub Corporation (LendingClub) to be acquired. The discussions have continued into 2014, with no definitive terms yet set. Management expects that the Company and LendingClub will agree to terms and that the acquisition will be completed early in the second quarter of 2014.

The Company has evaluated all subsequent events through March 28, 2014, the date the financial statements were available to be issued.

Note 13—Subsequent Events

Certain amounts in the 2012 financial statements and schedules have been reclassified to conform to the 2013 statement presentation.

INDEPENDENT AUDITOR’S REPORT ON SUPPLEMENTARY INFORMATION

To the Members

Springstone Financial, LLC

Westborough, MA 01581

We have audited the financial statements of Springstone Financial, LLC as of and for the years ended December 31, 2013 and 2012, and our report thereon dated March 28, 2014, which expressed an unqualified opinion on those financial statements, appears on page three. Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The schedule of operating expenses is presented for purposes of additional analysis and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ Auerr, Zajac & Associates, LLP

Certified Public Accountants

March 28, 2014

SPRINGSTONE FINANCIAL, LLC

SCHEDULE OF OPERATING EXPENSES

(See auditor’s report on supplemental information and Notes to financial statements)

	Years Ended December 31,
	2013	2012
Salaries and Payroll Taxes	$4,524,719	$3,602,641
Advertising and Marketing Expense	799,862	499,375
Consultants	297,784	347,254
Printing and Reproduction	115,204	223,984
Information Technology and Website Hosting	272,064	202,584
Rent Expense	172,532	134,085
Professional Fees	441,534	150,484
Travel and Entertainment	39,661	14,004
Depreciation and Amortization	123,421	102,864
Postage and Delivery	142,294	129,061
Insurance	148,137	86,671
Office Supplies and Expense	27,243	34,745
Telephone and Utilities	96,001	80,924
Training and Education	67,252	50,332
Charitable Contributions	2,139	4,470
Employee Retirement Benefits	95,086	80,727
Credit Reports	270,047	194,735
Alliance Rebate	272,587	221,829
Provider Rebates and Chargebacks	1,187,734	716,660
Provision for Loss Contingency	525,605	388,197
Fraud Losses	121,243	93,109
Bank Service Charges	18,727	11,947
Office Relocation Expense	78,184	—
Miscellaneous	22,650	9,550

Total Operating Expenses	$9,861,710	$7,380,232

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 5, 2013, Grant Thornton L.L.P. (“Grant Thornton”), the independent registered public accounting firm of LC Corporation, was dismissed by us. We engaged Deloitte & Touche L.L.P. (“Deloitte”) as our independent registered public accounting firm for our third quarter ended September 30, 2013 and thereafter. Our decision to dismiss Grant Thornton and to engage Deloitte was approved by our Audit Committee on September 5, 2013. Such change was reported by us in a Current Report on Form 8-K dated September 5, 2013, which was filed with the SEC on September 11, 2013.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15(b) of the 1934 Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

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

Our management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control—Integrated Framework. We plan to adopt the 2013 COSO framework for the year ending December 31, 2015.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our Proxy Statement under the headings “Corporate Governance at LendingClub” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2014 fiscal year.

Item 11. Executive Compensation

The information required by Item 11 will be included in the Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Named Executive Officer Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in the Proxy Statement under the headings “Security Ownership” and “Equity Compensation Plans,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement under the headings “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement under the heading “Ratification of Selection of Independent Auditors,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts (in thousands)

		Additions
	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Deferred Tax Assets:
Year ended December 31, 2014	$22,338	$6,857	$11,633	$—	$40,828
Year ended December 31, 2013	$23,939	$—	$933	$2,534	$22,338
Nine months ended December 31, 2012	$22,036	$1,934	$—	$31	$23,939

3.	Exhibits

The documents listed in the Exhibit index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2015

LENDINGCLUB CORPORATION

By:	/s/ RENAUD LAPLANCHE
Renaud Laplanche
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Renaud Laplanche Renaud Laplanche	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/s/ Carrie L. Dolan Carrie L. Dolan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015

/s/ Jeffrey M. Crowe Jeffrey M. Crowe	Director	February 27, 2015

/s/ Daniel Ciporin Daniel Ciporin	Director	February 27, 2015

/s/ Rebecca Lynn Rebecca Lynn	Director	February 27, 2015

/s/ John J. Mack John J. Mack	Director	February 27, 2015

/s/ Mary Meeker Mary Meeker	Director	February 27, 2015

/s/ John C. Morris John C. Morris	Director	February 27, 2015

/s/ Lawrence Summers Lawrence Summers	Director	February 27, 2015

/s/ Simon Williams Simon Williams	Director	February 27, 2015

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Interest Purchase Agreement, dated as of April 17, 2014, by and among LendingClub Corporation, Springstone Financial, LLC, Premier Payment Solutions, Inc., NBT Capital Corp. and James P. Donovan	8-K	000-54752	2.1	April 17, 2014

3.1	Restated Certificate of Incorporation of LendingClub Corporation	8-K	000-54752	3.1	December 16, 2014

3.3	Restated Bylaws of LendingClub Corporation	8-K	333-151827	3.2	December 16, 2014

4.1	Form of Three-Year Member Payment Dependent Note (included as Exhibit A to Exhibit 4.6)	S-1, Amendment No. 1	333-198393	4.1	October 20, 2014

4.2	Form of Five-Year Member Payment Dependent Note (included as Exhibit B to Exhibit 4.6)	S-1, Amendment No. 1	333-198393	4.2	October 20, 2014

4.3	Form of Indenture by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Amendment No. 3	333-151827	4.2	October 9, 2008

4.4	First Supplemental Indenture, dated as of July 10, 2009, by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Post- Effective Amendment No. 3	333-151827	4.3	July 23, 2009

4.5	Second Supplemental Indenture, dated as of May 5, 2010, by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Post- Effective Amendment No. 5	333-151827	4.5	May 6, 2010

4.6	Third Supplemental Indenture, dated as of October 3, 2014, by and between LendingClub Corporation and Wells Fargo Bank, National Association.	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014

4.7	Amended and Restated Investor Rights Agreement, dated as of April 16, 2014, by and among LendingClub Corporation and the Investors named therein	8-K	000-54752	4.1	April 17, 2014

4.8	Form of Common Stock Certificate of LendingClub Corporation	S-1, Amendment No. 2	333-198393	4.8	November 17, 2014

4.9	Forms of Warrants to Purchase Common Stock	S-1, Amendment No. 3	333-198393	4.9	December 1, 2014

4.10	Forms of Warrants to Purchase Series A Convertible Preferred Stock	S-1, Amendment No. 3	333-198393	4.9	December 1, 2014

10.1	Form of Indemnity Agreement	S-1, Amendment No. 3	333-198393	4.9	December 1,2014

10.2	Form of Loan Agreement	S-1	333-177230	10.1	October 7, 2011

10.3	Form of Borrower Membership Agreement	S-1	333-177230	10.2	October 7, 2011

10.4	LendingClub Corporation 2007 Stock Incentive Plan, as amended, and form of award agreement thereunder	S-1, Amendment No. 3	333-198393	10.4	December 1, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.6	2014 Equity Incentive Plan, and forms of award agreements thereunder	S-1, Amendment No. 3	333-198393	10.4	December 1, 2014

10.7	2014 Employee Stock Purchase Plan, and forms of enrollment agreements thereunder	S-1, Amendment No. 3	333-198393	10.4	December 1, 2014

10.8+	Second Amended and Restated Loan Sale Agreement, dated as of February 28, 2014, by and between LendingClub Corporation and WebBank	10-K	000-54752	10.6	March 31, 2014

10.9+	Second Amended and Restated Loan Account Program Agreement, dated as of February 28, 2014, by and between LendingClub Corporation and WebBank	10-K	000-54752	10.7	March 31, 2014

10.10	Hosting Services Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc.	10-K	333-151827	10.15	June 17, 2009

10.11	Services Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc.	S-1, Amendment No. 1	333-198393	10.11	October 20, 2014

10.12	License Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc.	10-K	333-151827	10.17	June 17, 2009

10.13	Backup and Successor Servicing Agreement, dated as of September 15, 2011, by and between Portfolio Financial Servicing Company and LendingClub Corporation	S-1, Amendment No. 1	333-198393	10.13	October 20, 2014

10.14	Form of Partner Agreement	S-1/A	333-177230	10.28	March 19, 2012

10.15	Form of Employment Agreement for Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.4	December 1, 2014

10.16	Form of Employment Agreement for Executive Officers other than Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.4	December 1, 2014

10.20	Credit and Guaranty Agreement, dated as of April 16, 2014, among LendingClub Corporation, the guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc.	S-1, Post- Effective Amendment No. 4	333-177230	10.23	April 29, 2014

10.21	Pledge and Security Agreement, dated April 16, 2014, by and among LendingClub Corporation, the guarantors referred to therein and Morgan Stanley Senior Funding, Inc.	S-1, Post- Effective Amendment No. 4	333-177230	10.24	April 29, 2014

10.22	Lease Agreement, dated as of May 17, 2013, by and between LendingClub Corporation and Forward One, LLC, as amended	S-1, Amendment No. 2	333-198393	10.22	November 17, 2014

10.23	Assignment and Assumption of Lease, dated as of October 17, 2014, by and between LendingClub Corporation and Teachscape, Inc.	S-1, Amendment No. 2	333-198393	10.23	November 17, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.24	Form of Fund Subscription Agreement	S-1, Amendment No. 1	333-198393	10.24	October 20, 2014

10.25	Form of Investment Advisory Agreement	S-1, Amendment No. 1	333-198393	10.25	October 20, 2014

10.26	Form of Loan Purchase Agreement	S-1, Amendment No. 1	333-198393	10.26	October 20, 2014

10.27	Form of Loan Servicing Agreement	S-1, Amendment No. 1	333-198393	10.27	October 20, 2014

10.28	Form of Investor Agreement	S-1, Amendment No. 1	333-198393	10.28	October 20, 2014

10.29	Form of LCA Investment Advisory Agreement	S-1, Amendment No. 4	333-198393	10.29	December 8, 2014

10.30	Form of Certificate Account Opening and Maintenance Agreement	S-1, Amendment No. 4	333-198393	10.29	December 8, 2014

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP					X

23.2	Consent of Grant Thornton LLP					X

23.3	Consent of Auerr, Zajac & Associates, LLP					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

+	Confidential treatment requested