Form 10-Q
period 2015-06-30
LendingClub Corp
filed 2015-08-05
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2015, there were 375,196,702 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Except as the context requires otherwise, as used herein, “Lending Club,” “Company”, “we,” “us,” and “our,” refer to LendingClub Corporation, a Delaware corporation, and, where appropriate, its two wholly owned subsidiaries:

•
LC Advisors, LLC (LCA), a registered investment advisor with the Securities and Exchange Commission (SEC) that acts as the general partner for certain private funds and as advisor to separately managed accounts.

•	Springstone Financial, LLC (Springstone), a company we acquired in April 2014 that facilitates education and patient finance loans.

Additionally, LC Trust I (the Trust) is an independent Delaware business trust that acquires and holds loans for the sole benefit of certain investors that purchase trust certificates (Certificates) issued by the Trust and that are related to underlying loans.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 29A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q (Report) regarding borrowers, credit scoring, Fair Isaac Corporation (FICO) or other credit scores, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “will,” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•	the status of borrowers, the ability of borrowers to repay loans and the plans of borrowers;

•	interest rates and origination fees on loans charged by issuing banks;

•	expected rates of return for investors;

•	the effectiveness of our scoring models;

•	the likelihood of us having to fund contingent commitments, including commitments made to Springstone’s issuing bank and credit support agreements we have entered into with certificate investors;

•	the potential impact of having to fund any such contingent commitments;

•	transaction fee revenue we expect to recognize after loans are issued by our issuing bank partners;

•	our financial condition and performance, including the impact that management’s estimates have on our financial performance;

•	investor, borrower, platform and loan performance-related factors that may affect our revenue;

•	our ability to develop and maintain effective internal controls;

•	our compliance with applicable local, state and federal laws;

•	our compliance with applicable regulations and regulatory developments affecting our marketplace; and

•	other risk factors listed from time to time in reports we file with the SEC.

We caution you that the foregoing list may not contain all of the forward-looking statements in this report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the cautionary statements included in this Report, particularly in "Part II - Other Information - Item 1A - Risk Factors" in this Report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$490,466	$869,780
Restricted cash	56,738	46,763
Securities available for sale	397,771	—
Loans at fair value (includes $2,343,799 and $1,772,407 from consolidated trust, respectively)	3,637,383	2,798,505
Accrued interest receivable (includes $20,174 and $15,209 from consolidated trust, respectively)	32,631	24,262
Property, equipment and software, net	39,087	27,051
Intangible assets, net	33,483	36,302
Goodwill	72,683	72,592
Due from related parties	578	467
Other assets	21,994	14,332
Total assets	$4,782,814	$3,890,054
Liabilities and Stockholders’ Equity
Accounts payable	$5,142	$5,892
Accrued interest payable (includes $22,820 and $16,989 from consolidated trust, respectively)	35,398	26,964
Accrued expenses and other liabilities	37,824	31,620
Payable to investors	48,475	38,741
Notes and certificates at fair value (includes $2,358,679 and $1,772,407 from consolidated trust, respectively)	3,660,124	2,813,618
Total liabilities	3,786,963	2,916,835
Stockholders’ Equity
Common stock, $0.01 par value; 900,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 374,524,782 and 371,443,916 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,745	3,714
Additional paid-in capital	1,086,674	1,052,728
Accumulated deficit	(93,737)	(83,223)
Accumulated other comprehensive loss	(831)	—
Total stockholders’ equity	995,851	973,219
Total liabilities and stockholders’ equity	$4,782,814	$3,890,054

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenue:
Transaction fees	$85,651	$45,801	$158,133	$81,213
Servicing fees	6,479	1,468	11,871	3,248
Management fees	2,548	1,461	4,763	2,555
Other revenue (expense)	1,441	(109)	2,397	307
Total operating revenue	96,119	48,621	177,164	87,323
Net interest income:
Total interest income	130,526	85,212	243,998	158,260
Total interest expense	(129,727)	(85,594)	(243,007)	(158,594)
Net interest income (expense)	799	(382)	991	(334)
Fair value adjustments, loans	(52,201)	(26,405)	(100,021)	(51,154)
Fair value adjustments, notes and certificates	52,200	26,391	100,015	51,108
Net interest income (expense) after fair value adjustments	798	(396)	985	(380)
Total net revenue	96,917	48,225	178,149	86,943
Operating expenses:
Sales and marketing	40,317	19,225	75,201	39,807
Origination and servicing	15,287	8,566	27,967	15,968
General and administrative	45,064	28,981	84,479	47,014
Total operating expenses	100,668	56,772	187,647	102,789
Loss before income tax expense	(3,751)	(8,547)	(9,498)	(15,846)
Income tax expense	389	640	1,016	640
Net loss	$(4,140)	$(9,187)	$(10,514)	$(16,486)
Basic net loss per share attributable to common stockholders	$(0.01)	$(0.16)	$(0.03)	$(0.29)
Diluted net loss per share attributable to common stockholders	$(0.01)	$(0.16)	$(0.03)	$(0.29)
Weighted-average common shares - Basic	372,841,945	57,971,180	372,401,583	56,903,128
Weighted-average common shares - Diluted	372,841,945	57,971,180	372,401,583	56,903,128

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(4,140)	$(9,187)	$(10,514)	$(16,486)
Other comprehensive loss, before tax:
Change in net unrealized loss on securities available for sale	(831)	—	(831)	—
Other comprehensive loss, before tax	(831)	—	(831)	—
Income tax effect	—	—	—	—
Other comprehensive loss, net of tax	(831)	—	(831)	—
Comprehensive loss	$(4,971)	$(9,187)	$(11,345)	$(16,486)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(10,514)	$(16,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net fair value adjustments of loans, notes and certificates	6	46
Change in fair value of loan servicing liabilities	(2,080)	1,800
Change in fair value of loan servicing assets	1,031	(500)
Stock-based compensation, net	24,079	15,352
Depreciation and amortization	9,753	3,463
Loss (gain) on sales of loans	(446)	781
Other, net	85	123
Purchase of whole loans to be sold	(1,383,130)	(632,740)
Proceeds from sales of whole loans	1,383,130	631,959
Net change in operating assets and liabilities:
Accrued interest receivable	(8,369)	(5,269)
Other assets	(5,310)	14,057
Due from related parties	(110)	(56)
Accounts payable	(669)	68
Accrued interest payable	8,434	5,491
Accrued expenses and other liabilities	5,883	4,048
Net cash provided by operating activities	21,773	22,137
Cash Flows from Investing Activities:
Purchases of loans	(1,745,013)	(1,002,301)
Principal payments received from loans	798,304	451,403
Proceeds from recoveries and sales of charged-off loans	7,810	2,584
Purchases of securities available for sale	(402,112)	—
Proceeds from sales of securities available for sale	3,509	—
Payments for business acquisition, net of cash acquired	—	(109,464)
Net change in restricted cash	(9,975)	(6,659)
Proceeds from sale of property and equipment	11	—
Purchases of property, equipment and software	(15,960)	(9,380)
Net cash used for investing activities	(1,363,426)	(673,817)
Cash Flows from Financing Activities:
Change in payable to investors	9,734	8,227
Proceeds from issuances of notes and certificates	1,744,741	1,001,976
Principal payments on notes and certificates	(790,432)	(451,699)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(7,788)	(2,564)
Proceeds from term loan, net of debt discount	—	49,813

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Payment for debt issuance cost	—	(1,192)
Principal payment on term loan	—	(313)
Change in equity offering costs	90	—
Proceeds from issuance of common stock for ESPP	2,694	—
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs	—	64,803
Proceeds from stock option exercises	3,297	2,198
Proceeds from exercise of warrants to acquire common stock	3	90
Net cash provided by financing activities	962,339	671,339
Net (Decrease) Increase in Cash and Cash Equivalents	(379,314)	19,659
Cash and Cash Equivalents, Beginning of Period	869,780	49,299
Cash and Cash Equivalents, End of Period	$490,466	$68,958
Supplemental Cash Flow Information:
Cash paid for interest	$234,573	$152,679
Non-cash investing and financing activity:
Issuance of Series F convertible preferred stock for business acquisition	$—	$2,762
Non-cash investing activity:
Accruals for property, equipment and software	$2,100	$1,094

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

1. Basis of Presentation

LendingClub Corporation (Lending Club) is an online marketplace for connecting borrowers and investors. LC Advisors, LLC (LCA), is a registered investment advisor with the Securities and Exchange Commission (SEC) and wholly-owned subsidiary of Lending Club that acts as the general partner for certain private funds and advisor to separately managed accounts. LC Trust I (the Trust) is an independent Delaware business trust that acquires and holds loans for the sole benefit of certain investors that purchase trust certificates (Certificates) issued by the Trust and that are related to underlying loans. Springstone Financial, LLC (Springstone), is a wholly-owned subsidiary of Lending Club that facilitates education and patient finance loans.

The accompanying unaudited condensed consolidated financial statements include Lending Club, the Trust and its wholly-owned subsidiaries (collectively referred to as the Company, we, or us). All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for the fair statement of the results and financial position for the periods presented. The Company's results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year or any other interim period.

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Annual Report).

The Company's significant accounting policies are included in "Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies" in the Annual Report. There have been no significant changes to these accounting policies during the first half of 2015, except as noted in "Note 4 – Securities Available for Sale" and "Note 6 – Fair Value of Assets and Liabilities" of these condensed consolidated financial statements.

2. New Accounting Standards

New Accounting Standards Not Yet Adopted

In February 2015, the Financial Accounting Standards Board (FASB) issued new guidance amending accounting for consolidations, which will be effective January 1, 2016. The guidance changes what an investor must consider in determining whether it is required to consolidate an entity in which it holds an interest. The Company is currently evaluating the impact of this guidance on the Company’s financial position, results of operations, earnings per common share, and cash flows.

In April 2015, the FASB issued new guidance amending accounting for customer's cloud based fees, which will be effective January 1, 2016. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The Company is currently evaluating the impact of this guidance on the Company’s financial position, results of operations, earnings per common share, and cash flows.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

3. Net Loss Per Share and Net Loss Attributable to Common Stockholders

Earnings (loss) per share (EPS) is the amount of net income (loss) available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of net income (loss) available to each share of common stock outstanding during the reporting period, adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares are excluded from the computation of diluted EPS in periods in which the effect would be antidilutive. Potentially dilutive common shares include incremental shares issued for stock options, convertible preferred stock and warrants to purchase common stock. In conjunction with the Company's Initial Public Offering (IPO) on December 11, 2014, all of its convertible preferred stock converted to common stock and all warrants to purchase convertible preferred stock were converted to warrants to purchase common stock.

The Company calculates EPS using the two-class method when applicable. The two-class method allocates net income that otherwise would have been available to common shareholders to holders of participating securities. All participating securities are excluded from basic weighted-average common shares outstanding. Prior to the Company's IPO, it considered all series of its convertible preferred stock to be participating securities. The Company had no participating securities as of June 30, 2015.

The following table details the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(4,140)	$(9,187)	$(10,514)	$(16,486)
Net loss available to common stockholders (1)	$(4,140)	$(9,187)	$(10,514)	$(16,486)
Weighted average common shares - Basic	372,841,945	57,971,180	372,401,583	56,903,128
Weighted average common shares - Diluted	372,841,945	57,971,180	372,401,583	56,903,128

Basic net loss per share attributable to common stockholders	$(0.01)	$(0.16)	$(0.03)	$(0.29)
Diluted net loss per share attributable to common stockholders	$(0.01)	$(0.16)	$(0.03)	$(0.29)

(1)
In a period with net income, both earnings and dividends (if any) are allocated to participating securities. In a period with a net loss, only declared dividends (if any) are allocated to participating securities. There were no dividends declared in the first halves of 2015 or 2014.

4. Securities Available for Sale

The Company purchased securities available for sale during the second quarter of 2015. Securities available for sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders' equity unless management determines that a security is other-than-temporarily impaired (OTTI). Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue (expense).

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of June 30, 2015, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$257,626	$3	$(824)	$256,805
Asset-backed securities	61,858	4	(47)	61,815
U.S. Treasury securities	31,563	37	—	31,600
U.S. agency securities	30,600	7	(8)	30,599
Municipal securities	9,948	3	(2)	9,949
Other securities	7,007	—	(4)	7,003
Total securities available for sale	$398,602	$54	$(885)	$397,771

A summary of securities available for sale with unrealized losses as of June 30, 2015, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$245,211	$(824)	$—	$—	$245,211	$(824)
Asset-backed securities	42,412	(47)	—	—	42,412	(47)
U.S. agency securities	11,986	(8)	—	—	11,986	(8)
Municipal securities	2,999	(2)	—	—	2,999	(2)
Other securities	7,002	(4)	—	—	7,002	(4)
Total securities with unrealized losses(1)	$309,610	$(885)	$—	$—	$309,610	$(885)

(1)	The number of investment positions with unrealized losses totaled 144.

Management evaluates whether securities available for sale are OTTI on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that we will be required to sell such security before any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and then-current fair value.

A security is also OTTI if management does not expect to recover all of the amortized cost of the security. In this circumstance, the impairment recognized in earnings represented estimated credit loss, and is measured by the difference between the present value of expected cash flows and the amortized cost of the security. Management utilizes cash flow models to estimate the expected future cash flow from the securities to estimate the credit loss. Expected cash flows are discounted using the security's effective interest rate.

The evaluation of whether the Company expects to recover the amortized cost of a security is inherently judgmental. The evaluation includes the assessment of several bond performance indicators, including the current price and magnitude of the unrealized loss and whether the Company has received all scheduled principal and interest payments. There were no impairment charges recognized during the first half of 2015.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The maturities of securities available for sale at June 30, 2015, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Corporate debt securities	$20,105	$236,700	$—	$—	$256,805
Asset-backed securities	—	58,427	3,388	—	61,815
U.S. Treasury securities	4,007	27,593	—	—	31,600
U.S. agency securities	3,999	26,600	—	—	30,599
Municipal securities	3,108	6,841	—	—	9,949
Other securities	—	7,003	—	—	7,003
Total fair value	$31,219	$363,164	$3,388	$—	$397,771
Total amortized cost	$31,234	$363,968	$3,400	$—	$398,602

Proceeds and gross realized losses from sales of securities available for sale are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds	$3,509	$—	$3,509	$—
Gross realized losses	$1	$—	$1	$—

There were no gross realized gains during the first halves of 2015 and 2014.

5. Loans, Notes and Certificates, and Loan Servicing Rights

Loans, Notes and Certificates

At June 30, 2015 and December 31, 2014, loans, notes and certificates measured at fair value on a recurring basis were as follows:

	Loans		Notes and Certificates
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Aggregate principal balance outstanding	$3,694,823	$2,836,729	$3,717,556	$2,851,837
Net fair value adjustments	(57,440)	(38,224)	(57,432)	(38,219)
Fair value	$3,637,383	$2,798,505	$3,660,124	$2,813,618
Original term	12 - 60 months	12 - 60 months
Interest rates (fixed)	4.99% - 29.90%	5.79% - 29.90%
Maturity dates	≤ June 2020	≤ December 2019

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

We place loans on non-accrual status once they are 120 days past due, including loans to borrowers who have filed for bankruptcy. At June 30, 2015 and December 31, 2014, loans for which the borrower has filed for bankruptcy or is deceased, or that were 90 days or more past due (including non-accrual loans), were as follows:

	June 30, 2015		December 31, 2014
	> 90 days past due(1)	Non-accrual loans	> 90 days past due(1)	Non-accrual loans
Outstanding principal balance	$23,064	$919	$19,790	$1,373
Net fair value adjustments	(21,635)	(842)	(18,825)	(1,289)
Fair value	$1,429	$77	$965	$84
# of loans (not in thousands)	2,023	76	1,797	125

(1)	Includes all loans for which the Company has been notified that the borrower has filed for bankruptcy or is deceased, or that were 90 days or more past due (including non-accrual loans).

Loan Servicing Rights

Servicing assets and liabilities related to retained servicing rights are recorded at fair value in “Other assets” and “Accrued expenses and other liabilities,” respectively. At June 30, 2015, loans underlying loan servicing rights had a total outstanding principal balance of $2.847 billion, original terms between 12 and 84 months, monthly payments with fixed interest rates ranging from 2.99% to 33.15% and maturity dates through June 2022. At December 31, 2014, loans underlying loan servicing rights had a total outstanding principal balance of $1.872 billion, original terms between 12 and 60 months, monthly payments with fixed interest rates ranging from 5.90% to 33.15% and maturity dates through December 2019.

6. Fair Value of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, see "Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies" in the Annual Report. The Company did not transfer any assets or liabilities in or out of level 3 during the second quarter and first half of 2015 or the year ended December 31, 2014.

Financial Instruments Recorded at Fair Value

See "Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies" in the Company's Annual Report for a description of the fair value methodology for loans, notes and certificates.

When available, the Company uses quoted prices in active markets to measure the fair value of securities available for sale. When utilizing market data and bid-ask spreads, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company generally obtains prices from at least three independent pricing sources for assets recorded at fair value. The Company's primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information, such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar "to-be-issued" securities. The Company compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. The Company does not adjust the prices received from independent third-party pricing services unless

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

June 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans	$—	$—	$3,637,383	$3,637,383
Securities available for sale:
Corporate debt securities	—	256,805	—	256,805
Asset-backed securities	—	61,815	—	61,815
U.S. Treasury securities	—	31,600	—	31,600
U.S. agency securities	—	30,599	—	30,599
Municipal securities	—	9,949	—	9,949
Other securities	—	7,003	—	7,003
Total securities available for sale	—	397,771	—	397,771
Servicing assets	—	—	5,225	5,225
Total assets	$—	$397,771	$3,642,608	$4,040,379

Liabilities:
Notes and certificates	$—	$—	$3,660,124	$3,660,124
Servicing liabilities	—	—	4,831	4,831
Total liabilities	$—	$—	$3,664,955	$3,664,955

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans	$—	$—	$2,798,505	$2,798,505
Servicing assets	—	—	2,181	2,181
Total assets	$—	$—	$2,800,686	$2,800,686

Liabilities:
Notes and certificates	$—	$—	$2,813,618	$2,813,618
Servicing liabilities	—	—	3,973	3,973
Total liabilities	$—	$—	$2,817,591	$2,817,591

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for our level 3 fair value measurements at June 30, 2015 and December 31, 2014:

		June 30, 2015
		Range of Inputs
Financial Instrument	Unobservable Input	Minimum	Maximum	Weighted- Average
Loans, notes and certificates	Discount rates	3.5%	17.4%	10.0%
	Net cumulative expected loss rates	0.3%	22.2%	10.4%

Servicing asset/liability	Discount rates	3.4%	23.2%	10.1%
	Net cumulative expected loss rates	0.3%	22.2%	9.6%
	Cumulative prepayment rates	8.0%	36.0%	22.3%
	Base market servicing rates (% per annum on unpaid principal balance)(1)	0.5%	0.7%	0.5%

		December 31, 2014
		Range of Inputs
Financial Instrument	Unobservable Input	Minimum	Maximum	Weighted- Average
Loans, notes and certificates	Discount rates	5.2%	17.4%	10.1%
	Net cumulative expected loss rates	0.3%	22.0%	10.0%

Servicing asset/liability	Discount rates	5.3%	23.7%	10.7%
	Net cumulative expected loss rates	0.3%	22.0%	10.2%
	Cumulative prepayment rates	16.5%	26.7%	20.0%
	Base market servicing rates (% per annum on unpaid principal balance)(1)	0.5%	0.7%	0.5%
(1) Excludes ancillary fees charged to investors that would be passed on to a third-party servicer.

At June 30, 2015, the discounted cash flow methodology used to estimate the note and certificates fair values used the same projected cash flows as the related loans. As demonstrated in the following table, the fair value adjustments for loans were largely offset by the fair value adjustments of the notes and certificates due to the member payment dependent design of the notes and certificates and because the principal balances of the loans were very close to the combined principal balances of the notes and certificates.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present additional information about level 3 loans, notes and certificates measured at fair value on a recurring basis for the first halves of 2015 and 2014:

	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at December 31, 2014	$2,836,729	$(38,224)	$2,798,505	$2,851,837	$(38,219)	$2,813,618
Purchases of loans	3,128,589	—	3,128,589	—	—	—
Issuances of notes and certificates	—	—	—	1,744,741	—	1,744,741
Whole loan sales	(1,383,576)	—	(1,383,576)	—	—	—
Principal payments	(798,304)	—	(798,304)	(790,432)	—	(790,432)
Recoveries	—	(7,810)	(7,810)	—	(7,788)	(7,788)
Charge-offs	(88,615)	88,615	—	(88,590)	88,590	—
Change in fair value recorded in earnings	—	(100,021)	(100,021)	—	(100,015)	(100,015)
Ending balance at June 30, 2015	$3,694,823	$(57,440)	$3,637,383	$3,717,556	$(57,432)	$3,660,124

	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at December 31, 2013	$1,849,042	$(20,000)	$1,829,042	$1,859,982	$(19,992)	$1,839,990
Purchases of loans	1,634,260	—	1,634,260	—	—	—
Issuances of notes and certificates	—	—	—	1,001,976	—	1,001,976
Whole loan sales	(631,959)	—	(631,959)	—	—	—
Principal payments	(451,403)	—	(451,403)	(451,699)	—	(451,699)
Recoveries	—	(2,584)	(2,584)	—	(2,565)	(2,565)
Charge-offs	(48,425)	48,425	—	(48,357)	48,357	—
Change in fair value recorded in earnings	—	(51,154)	(51,154)	—	(51,107)	(51,107)
Ending balance at June 30, 2014	$2,351,515	$(25,313)	$2,326,202	$2,361,902	$(25,307)	$2,336,595

The following table presents additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis for the first halves of 2015 and 2014:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$2,181	$3,973	$534	$936
Issuances (1)	3,384	2,938	874	1,655
Changes in fair value, included in servicing fees	(1,031)	(2,080)	(659)	145
Additions, included in deferred revenue	691	—	285	—
Fair value at end of period	$5,225	$4,831	$1,034	$2,736

(1)	Represents the offset to the gain or loss on sale of the related loan, recorded in other revenue.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

The majority of fair value adjustments included in the Company's net loss are attributable to changes in estimated instrument-specific future credit losses. Certain fair valuation adjustments recorded through earnings were related to level 3 instruments for the second quarters and first halves of 2015 and 2014. A specific loan that is projected to have larger future default losses than previously estimated has lower expected future cash flows over its remaining life, which reduces its estimated fair value. Conversely, a specific loan that is projected to have smaller future default losses than previously estimated has increased expected future cash flows over its remaining life, which increases its fair value.

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

Generally, changes in the net cumulative expected loss rates and discount rates will have an immaterial net impact on the fair value of loans, notes and certificates, and servicing assets and liabilities. Additionally, changes in prepayment rates will have an immaterial net impact on the fair value of loans and notes and certificates.

Our selection of the most representative prepayment rates and base market servicing rates for our loans, servicing assets and servicing liabilities is inherently judgmental. We reviewed third-party servicing rates for loans in similar credit sectors, as well as a market servicing benchmarking analysis provided by a third-party valuation firm, and determined that base market servicing rates on our products ranging from 0.40% to 0.70% per anum of outstanding principal are reasonable estimates as of June 30, 2015. Expected prepayments are based on analyses of actual prepayment experience of loans considering their various types, terms, and credit grades. The table below shows the estimated impact on the estimated fair value of servicing assets and liabilities, calculated using different base market servicing rate and prepayment rate assumptions as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Weighted-average base market servicing rate assumptions	0.50%	0.50%	0.50%	0.50%
Change in fair value from:
Servicing rate increase to 0.60%	$(1,807)	$1,684	$(915)	$1,416
Servicing rate decrease to 0.40%	$1,889	$(1,602)	$965	$(1,366)
Weighted-average cumulative prepayment rate assumptions	22.3%	22.3%	20.0%	20.0%
Change in fair value from:
25% increase in cumulative prepayments	$(168)	$(294)	$(65)	$(228)
25% decrease in cumulative prepayments	$195	$320	$67	$231

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

June 30, 2015	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents	$490,466	$—	$490,466	$—	$490,466
Restricted cash	56,738	—	56,738	—	56,738
Deposits	665	—	665	—	665
Total assets	$547,869	$—	$547,869	$—	$547,869
Liabilities:
Accounts payable	$5,142	$—	$5,142	$—	$5,142
Payables to investors	48,475	—	48,475	—	48,475
Total liabilities	$53,617	$—	$53,617	$—	$53,617

December 31, 2014	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents	$869,780	$—	$869,780	$—	$869,780
Restricted cash	46,763	—	46,763	—	46,763
Deposits	657	—	657	—	657
Total assets	$917,200	$—	$917,200	$—	$917,200
Liabilities:
Accounts payable	$5,891	$—	$5,891	$—	$5,891
Payables to investors	38,741	—	38,741	—	38,741
Total liabilities	$44,632	$—	$44,632	$—	$44,632

7. Property, Equipment and Software, net

Property, equipment and software, net, consist of the following:

	June 30, 2015	December 31, 2014
Internally developed software	$26,605	$16,023
Computer equipment	10,575	7,929
Leasehold improvements	8,262	4,802
Purchased software	4,352	3,326
Furniture and fixtures	3,764	2,405
Construction in progress	311	549
Total property, equipment and software	53,869	35,034
Accumulated depreciation and amortization	(14,782)	(7,983)
Total property, equipment and software, net	$39,087	$27,051

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Depreciation and amortization expense on property, equipment and software was $3.8 million and $1.3 million for the second quarters of 2015 and 2014, respectively. Depreciation and amortization expense on property, equipment and software was $6.9 million and $2.3 million for the first halves of 2015 and 2014, respectively.

8. Other Assets

The components of other assets are as follows:

	June 30, 2015	December 31, 2014
Prepaid expenses	$9,305	$6,807
Deferred acquisition compensation	2,108	2,695
Loan servicing assets at fair value	5,225	2,181
Accounts receivable	3,080	1,744
Deposits	665	657
Receivable from investors	480	155
Other	1,131	93
Total other assets	$21,994	$14,332

9. Intangible Assets and Goodwill

Intangible Assets

The Company's intangible asset balance of $33.5 million at June 30, 2015, did not significantly change during the second quarter and first half of 2015.

Amortization expense associated with intangible assets for the second quarter and first half of 2015 was $1.3 million and $2.8 million, respectively. Amortization expense associated with intangible assets for both the second quarter and first half of 2014 was $1.1 million.

Goodwill

As disclosed in the Company’s Annual Report, the Company’s annual goodwill impairment testing date is April 1. In testing for potential impairment of goodwill on April 1, 2015, management performed an assessment of each of the Company’s goodwill reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and concluded that goodwill was not impaired.

The Company's goodwill balance of $72.7 million at June 30, 2015, did not significantly change during the second quarter and first half of 2015. We did not record any goodwill impairment expense for the second quarter and first half of 2015 or 2014.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

10. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2015	December 31, 2014
Accrued compensation	$12,364	$13,659
Accrued expenses	10,522	6,220
Loan servicing liabilities at fair value	4,831	3,973
Deferred tax liability	2,372	1,332
Deferred rent	2,265	1,377
Deferred revenue	1,450	759
Contingent liabilities	1,066	1,995
Loan funding payables	985	—
Payable to issuing bank	678	267
Transaction fee refund reserve	592	828
Early stock option exercise liability	227	392
Other	472	818
Total accrued expenses and other liabilities	$37,824	$31,620

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive loss are as follows:

Three Months Ended June 30,	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized loss on securities available for sale	$(831)	$—	$(831)	$—	$—	$—
Other comprehensive loss	$(831)	$—	$(831)	$—	$—	$—

Six Months Ended June 30,	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized loss on securities available for sale	$(831)	$—	$(831)	$—	$—	$—
Other comprehensive loss	$(831)	$—	$(831)	$—	$—	$—

Accumulated other comprehensive loss balances are as follows:

Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$—
Change in net unrealized loss on securities available for sale	(831)
Balance at June 30, 2015	$(831)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company did not have any items of other comprehensive income (loss) during the first half of 2014.

12. Employee Incentive and Retirement Plans

The Company’s equity incentive plans provide for granting stock options and restricted stock units (RSUs) to employees, consultants, officers and directors. In addition, the Company offers a retirement plan and an Employee Stock Purchase Plan (ESPP) to eligible employees.

Stock-based compensation expense was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$8,126	$5,454	$15,212	$12,487
ESPP	446	—	925	—
RSUs	1,744	—	2,225	—
Stock issued related to acquisition	2,170	2,865	5,717	2,865
Total stock-based compensation expense	$12,486	$8,319	$24,079	$15,352

The following table presents the Company's stock-based compensation expense as recorded in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales and marketing	$1,806	$615	$3,325	$4,117
Origination and servicing	867	470	1,588	828
General and administrative:
Engineering and product development	2,432	1,258	3,838	1,995
Other	7,381	5,976	15,328	8,412
Total stock-based compensation expense	$12,486	$8,319	$24,079	$15,352

We capitalized $1.0 million and $0.3 million of stock-based compensation expense associated with the cost of developing software for internal use during the second quarters of 2015 and 2014, respectively. We capitalized $1.8 million and $0.6 million of stock-based compensation expense associated with the cost of developing software for internal use during the first halves of 2015 and 2014, respectively.

Stock Options

There were no significant changes to the Company's incentive plans or methodology related to stock options valuation during the second quarter and first half of 2015.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected dividend yield	—	—	—	—
Weighted-average assumed stock price volatility	48.3%	52.4%	49.4%	54.3%
Weighted-average risk-free rate	1.72%	1.94%	1.61%	1.91%
Weighted-average expected life (in years)	6.25	6.26	6.25	6.37

The Company's stock option activity for the first half of 2015 is summarized below:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	57,386,829	$3.15
Options granted	1,131,839	$20.23
Options exercised	(2,694,194)	$1.22
Options forfeited/expired	(1,087,294)	$6.34
Outstanding at June 30, 2015	54,737,180	$3.53	7.47	$620,465
Vested and expected to vest at June 30, 2015	54,098,682	$3.46	7.45	$616,510
Exercisable at June 30, 2015	25,598,375	$1.25	6.35	$348,477

For the first half of 2015, we granted service-based stock options to purchase 1,131,839 shares of common stock with a weighted average exercise price of $20.23 per share, a weighted average grant date fair value of $9.92 per option share and an aggregate estimated fair value of $11.2 million. For the first half of 2014, we granted service-based stock options to purchase 17,051,372 shares of common stock with a weighted average exercise price of $5.65 per option share, a weighted average grant date fair value of $4.10 per share and a total estimated fair value of $73.5 million.

Options to purchase 2,694,194 shares with a total intrinsic value of $44.7 million were exercised during the first half of 2015. Options to purchase 4,112,354 shares with a total intrinsic value of $27.5 million were exercised during the first half of 2014.

The total grant date fair value of stock options vested during the first halves of 2015 and 2014 was $15.6 million and $7.9 million, respectively. For the first half of 2014, we incurred $3.0 million of expense for the accelerated vesting of stock options for a terminated employee that was accounted for as a stock option modification. We did not accelerate vesting of any stock options during the second quarter and first half of 2015.

As of June 30, 2015 total unrecognized compensation cost was $114.7 million and these costs are expected to be recognized over the next 2.63 years.

Since the Company holds a full valuation allowance against all deferred tax benefits, no income tax benefit has been recognized for stock-based compensation expense or for exercised stock options.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

During the second quarter of 2015, the Company launched a rescission offer allowing certain holders of outstanding, unexercised options and shares of common stock to rescind the grant of options and sale of shares back to the Company. The rescission offer was required by the California Department of Business Oversight to address California securities laws compliance issues raised in connection with the Company's permit for qualification filed in July 2014. The offer expired on July 15, 2015 and there were no material acceptances of the rescission offer.

Restricted Stock Units

During the first quarter of 2015, the Company began issuing RSUs to certain employees, officers, and directors. The following table summarizes the activities for the Company's RSUs during the first half of 2015:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
RSUs granted	2,088,758	$19.63
RSUs vested	(47,695)	$20.51
RSUs forfeited/expired	(22,696)	$20.44
Unvested at June 30, 2015	2,018,367	$19.60
Expected to vest after June 30, 2015	1,949,286	$19.58

For the first half of 2015, we granted 2,088,758 RSUs with an aggregate fair value of $41.0 million.

As of June 30, 2015, there was $38.7 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 3.66 years.

Employee Stock Purchase Plan

Under the Company’s ESPP, eligible employees can purchase shares of the Company’s common stock using amounts withheld through payroll deductions, subject to plan limitations. Payroll deductions are accumulated during six month offering periods. The purchase price for each share of common stock is 85% of the lower of the fair market value of the common stock on the first business day of the offering period or on the last business day of the offering period. The Company's employees purchased 211,256 shares under the ESPP during the second quarter and first half of 2015. As of June 30, 2015, a total of 2,788,744 shares of common stock were reserved for issuance under the ESPP.

The fair value of stock purchase rights granted to employees under the ESPP is measured on the grant date using the Black-Scholes option pricing model. The compensation expense related to ESPP purchase rights is recognized on a straight-line basis, net of estimated forfeitures, over the 6-month requisite service period. We used the following assumptions in estimating the fair value of the grant under the ESPP on June 11, 2015, which are derived using the same methodology applied to stock option assumptions:

Expected dividend yield	—
Weighted-average assumed stock price volatility	38.8%
Weighted-average risk-free rate	0.10%
Weighted-average expected life (in years)	0.42

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

13. Income Taxes

For the second quarter and first half of 2015 we recorded income tax expense of $0.4 million and $1.0 million, respectively, due to the recognition of a full valuation allowance against deferred tax assets and the amortization of tax deductible goodwill, which gives rise to an indefinite-lived deferred tax liability. Income tax expense was $0.6 million for both the second quarter and first half of 2014.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. On the basis of this evaluation, as of June 30, 2015, a full valuation allowance of $41.2 million has been recorded.

14. Commitments and Contingencies

Operating Lease Commitments

The Company's corporate headquarters are located in San Francisco, California, and consist of approximately 141,000 square feet of space under lease agreements, most of which expire in June 2022. Under these lease agreements, the Company has an option to extend nearly all of the space for five years.

On April 16, 2015, the Company entered into a lease agreement for additional office space in San Francisco, California. The lease agreement commenced in the second quarter of 2015 with delivery of portions of the leased space to occur in stages through March 2017. The lease agreement expires on March 31, 2026, with the right to renew the lease term for two consecutive renewal terms of five years each.

The Company has additional leased office space of approximately 20,000 square feet in Westborough, Massachusetts, under a lease agreement that expires in January 2020.

Total facilities rental expense for the second quarter and first half of 2015 was $1.6 million and $3.0 million, respectively. Total facilities rental expense for the second quarter and first half of 2014 was $0.9 million and $1.6 million, respectively. Minimum lease payments for the second quarter and first half of 2015 were $1.3 million and $2.6 million, respectively. Minimum lease payments for the second quarter and first half of 2014 were $0.8 million and $1.4 million, respectively. As of June 30, 2015, we have pledged $0.6 million of cash as a security deposit under these lease agreements.

Expected annual minimum rental commitments under these leases at June 30, 2015, are as follows:

(in millions)	Minimum Rental Commitments
2015	$3.1
2016	10.4
2017	13.0
2018	13.9
2019	13.5
Thereafter	67.4
Total	$121.3

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loan Funding and Purchase Commitments

For loans listed on the platform as a result of direct marketing efforts, we have committed to invest in such loans if investors do not provide funding for all or a portion of such loans. At June 30, 2015, there were 816 such loans on the platform with an unfunded balance of $9.2 million. All of these loans were fully funded by investors by July 9, 2015.

Springstone has a commitment to purchase certain loans that it facilitates that are originated by an issuing bank partner if Springstone cannot arrange investors to purchase such loans. In connection with this arrangement, in June 2014 the Company entered into a contingent loan purchase agreement with an issuing bank and a third-party investor who agreed to purchase 100% participation interests in certain loans originated by an issuing bank through the Springstone platform. In March 2015 this agreement was extended to January 2016. The Company's contingent purchase commitment provides that if the third-party investor defaults on its purchase obligations then the Company will purchase such loans from the issuing bank. The remaining limit of this contingent loan purchase commitment under the March 2015 agreement was $38.7 million at June 30, 2015, of which none has been used.

Subsequent to June 30, 2015, the issuing bank, the Company and a second third-party investor entered into a second loan purchase agreement with respect to the same type of loans covered by the March 2015 agreement. With respect to this second agreement, the Company also has a contingent purchase obligation in the event of default of the second investor. Although this second agreement does not have a purchase limit, Springstone may cease facilitating loans that are subject to these purchase commitments upon proper notice to the issuing bank.

During the second quarter and first half of 2015 we were not required to purchase any loan participation interests pursuant to these contingent purchase commitments. The Company does not anticipate that the Company will be required to purchase loan participation interests under these commitments.

Credit Support Agreement

We are subject to a credit support agreement with a certificate investor. The credit support agreement requires us to pledge and restrict cash in support of our contingent obligation to reimburse the investor for credit losses on loans underlying the investor’s certificates that are in excess of a specified, aggregate loss threshold. We are contingently obligated to pledge cash, not to exceed $5.0 million, to support this contingent obligation. As of June 30, 2015, and December 31, 2014, approximately $3.4 million was pledged and restricted to support this contingent obligation.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

As of June 30, 2015, the credit losses pertaining to the investor’s certificates have not exceeded the specified threshold, nor are future credit losses expected to exceed the specified threshold, and thus no liability has been recorded. We currently do not anticipate recording losses under this credit support agreement. If losses related to the credit support agreement are later determined to be likely to occur and are estimable, results of operations could be affected in the period in which such losses are recorded.

Loan Purchase Obligation

Under our loan account program with WebBank, a Utah-chartered industrial bank that serves as our primary issuing bank, WebBank retains ownership of the loans facilitated through our marketplace for two business days after origination. As part of this arrangement, we have committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of June 30, 2015, we were committed to purchase loans with an outstanding principal balance of $13.4 million at par plus accrued interest. At December 31, 2014, we were committed to purchase loans with an outstanding principal balance of $4.1 million at par plus accrued interest.

Legal

On June 5, 2014, Springstone received a Civil Investigative Demand from the Consumer Financial Protection Bureau, referred to as CFPB, related to the period from 2009 through May 2014. The purpose of the investigation is to determine whether Springstone engaged in unlawful acts or practices in connection with the marketing, issuance, and servicing of loans for healthcare related financing during the period. We continue to have discussions with the CFPB regarding the potential resolution of this matter. As of June 30, 2015, we have recorded a liability for this matter, the amount of which represents the probable estimate of settlement. We do not believe the ultimate liability for such matters will be significantly different from the accrued aggregate liability at June 30, 2015.

In addition to the foregoing, we may be subject to legal proceedings and regulatory actions in the ordinary course of business. We do not believe it is probable that the ultimate liability, if any, arising out of any such matter will have a material effect on our financial condition, results of operations or cash flows.

15. Segment Reporting

The Company reports segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by us for purposes of evaluating performance and allocating resources. Based on this approach, the Company has one reportable segment. The Company's management reporting process is based on our internal operating structure.

16. Related Party Transactions

Several of our executive officers and directors (including immediate family members) have opened investor accounts with us, made deposits and withdrawals to their accounts, and purchased notes or certificates. All note and certificate purchases made by related parties were transacted on terms and conditions that were not more favorable than those obtained by unaffiliated third-party investors.

The deposits made by related parties whose transactions totaled $120,000 or more were $500 thousand and $950 thousand during the second quarters of 2015 and 2014, respectively, and $750 thousand and $1.15 million during the first halves of 2015 and 2014, respectively. The withdrawals made by related parties whose transactions totaled $120,000 or more were $113 thousand and $15 thousand during the second quarters of 2015 and 2014, respectively, and $455 thousand and $110 thousand during the first halves of 2015 and 2014, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

17. Springstone Acquisition

In April 2015, we completed the allocation of the purchase price of our acquisition of Springstone to acquired assets and liabilities. There were no material adjustments to the preliminary purchase price allocation as included in "Part II - Item 8 - Financial Statements and Supplementary Data - Note 17 - Springstone Acquisition" in our Annual Report.
The following 2014 pro forma financial information summarizes the combined results of operations for Lending Club and Springstone, as though the companies were combined as of January 1, 2013. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred as of January 1, 2013, nor is it indicative of future operating results. The pro forma results presented below include interest expense on the debt financing, amortization of acquired intangible assets, compensation expense related to the post-acquisition compensation arrangements entered into with the continuing employees, and tax expense. Results for the second quarter and first half of 2015, as presented in the Condensed Consolidated Statements of Operations, reflect consolidated results, including Springstone, for the full period.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Total net revenue	$48,720	$92,234
Net loss	$(7,470)	$(15,178)
Basic net loss per share attributable to common stockholders	$(0.13)	$(0.27)
Diluted net loss per share attributable to common stockholders	$(0.13)	$(0.27)

18. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2015, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (Report). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in "Part II - Other Information - Item 1A - Risk Factors" in this Report and "Part I - Item 1A - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (Annual Report).

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

Since beginning operations in 2007, our marketplace has facilitated $11.2 billion in loan originations. These loans were facilitated through the following investment channels: (i) the issuance of notes, (ii) the sale of certificates, or (iii) the sale of whole loans to qualified investors. In the second quarter of 2015, our marketplace facilitated $1.9 billion of loan originations, of which approximately $0.3 billion were invested in through notes, $0.6 billion were invested in through certificates and $1.0 billion were invested in through whole loan sales.

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

Our marketplace is where borrowers and investors engage in transactions relating to unsecured standard or custom program loans. Standard program loans which are part of the publicly available standard program, are three- or five-year unsecured personal loans which are offered to borrowers with a FICO score of at least 660 and that meet other strict credit criteria. These loans can be invested in through the purchase of notes issued pursuant to a note registration statement, and are only available through our website. Separately, qualified investors may also invest in standard program loans in private transactions not facilitated through our website. Custom program loans are only invested in through private transactions with qualified investors, for which notes are not available and loans are not facilitated through our website. Custom program loans include small business loans, super prime consumer loans, loans facilitated by our lending platform program, education and patient finance loans and personal loans that do not meet the requirements of standard program loans.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Generally, the transaction fees we receive from our issuing banks and service providers in connection with our marketplace’s role in facilitating loan originations range from 1% to 6% of the initial principal amount of the loan as of June 30, 2015. For education and patient finance loans, transaction fees may exceed 6%. Servicing fees paid to us vary based on investment channel. Note investors generally pay us a servicing fee equal to 1% of payment amounts received from the borrower; whole loan purchasers pay a monthly servicing fee up to 1.3% per annum on the month-end principal balance of loans serviced and certificate holders generally pay a monthly management fee ranging from 0.7% to 1.5% per annum of the month-end balance of assets under management.

Loans to qualified borrowers are originated by issuing banks. Investors can invest in loans that are offered through our marketplace in one or all of the following channels:

Notes: The Company issues notes pursuant to an effective shelf registration statement. Investors who meet the applicable financial suitability requirements and have completed our investor account opening process may purchase unsecured, borrower payment dependent notes that correspond to payments received on an underlying standard program loan selected by the investor. When an investor registers with us, the investor enters into an investor agreement with us that governs the investor’s purchases of notes. Our note channel is supported by our website and our investor services group, which provides basic customer support to these investors.

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

Springstone

In April 2014, we acquired all of the outstanding limited liability company interests of Springstone. See "Part II - Item 8 - Financial Statements and Supplementary Data - Note 17 - Springstone Acquisition" in our Annual Report for more information.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Key Operating and Financial Metrics

We regularly review a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loan originations	$1,911,759	$1,005,946	$3,546,849	$1,797,294
Operating revenue(1)	$96,119	$48,621	$177,164	$87,323
Contribution(2)	$43,188	$21,915	$78,909	$36,493
Contribution margin(2)	44.9%	45.1%	44.5%	41.8%
Adjusted EBITDA(2)	$13,399	$4,002	$24,045	$5,868
Adjusted EBITDA margin(2)	13.9%	8.2%	13.6%	6.7%
Net loss	$(4,140)	$(9,187)	$(10,514)	$(16,486)

(1)	See "Factors That Can Affect Revenue" for more information regarding operating revenue.

(2)
Contribution, Contribution margin, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measure, see "Part I - Financial Information - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reconciliations of Non-GAAP Financial Measures."

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

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding net interest income (expense) and other adjustments, acquisition and related expense, depreciation and amortization, amortization of intangible assets, stock-based compensation expense and income tax expense (benefit). Adjusted EBITDA margin is a non-GAAP financial measure calculated as adjusted EBITDA divided by total operating revenue. Adjusted EBITDA is a measure used by our management and board of directors to understand and evaluate our core operating performance and trends. Adjusted EBITDA has generally improved over time due to our increased revenue and efficiencies in the scale of our operations. For more information regarding the limitations of contributions, contribution margins, adjusted EBITDA and adjusted EBITDA margin and a reconciliation of net income (loss) to adjusted EBITDA, see "Part I - Financial Information - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reconciliations of Non-GAAP Financial Measures."

Effectiveness of Scoring Models

Our ability to attract borrowers and investors to our marketplace is significantly dependent on our platform's ability to effectively evaluate a borrower’s credit profile and likelihood of default. We evaluate our marketplace’s credit decisioning and scoring models on a regular basis and leverage the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate to continually improve the models. If we are unable to effectively evaluate borrowers’ credit profiles, borrowers and investors may lose confidence in our marketplace. Additionally, our ability to effectively segment borrowers into relative risk profiles impacts our ability to offer attractive interest rates for borrowers as well as our ability to offer investors attractive risk-adjusted returns, both of which directly relate to our users’ confidence in our marketplace. Our marketplace's credit decisioning and scoring models assign each loan offered on our marketplace a corresponding interest rate and origination fee. Our investors’ returns are a function of the assigned interest rates for each particular loan invested in less any defaults over the term of the applicable loan. We believe we have a history of effectively evaluating borrower’s credit profiles and likelihood of defaults, as evidenced by the performance of various loan vintages facilitated through our marketplace. The following charts display the historical lifetime cumulative net charge-off rates through June 30, 2015, by booking year, for all grades and 36 or 60 month terms of standard program loans for each of the years shown.

Net Cumulative Lifetime Charge-off Rates All Loans - Term: 36 Grade: (All)
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
1
3
5
7
9
11
13
15
17
19
21
23
25
27
29
31
33
35
Months on Book
Y2008
Y2009
Y2010
Y2011
Y2012
Y2013
Y2014
Y2015

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Cumulative Lifetime Charge-off Rates All Loans - Term: 60 Grade: (All)
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
1 3 5 7 9 11 13 15 17 19 21 23 25 27 29 31 33 35 37 39 41 43 45 47 49 51 53 55 57
Months on Book
Y2010
Y2011
Y2012
Y2013
Y2014
Y2015

Product Innovation

We have made, and intend to continue to make, substantial investments and incur expenses to research and develop or otherwise acquire new financial products for borrowers and investors. Our revenue growth to date has been a function of, and our future success will depend in part on, successfully meeting borrower and investor demand with new and innovative loan and investment options. For example, in early 2014, our platform began offering small business loans to qualified investors, bringing the benefit of our innovative marketplace model, online delivery and process automation to small business owners. In the latter part of 2014, we launched through our platform super prime consumer loans and a true no interest product for the education and patient finance market. For investors, we have introduced automated investing, application programming interface (API), investment funds and separately managed accounts, that make investing in loans easier. Failure to successfully develop and offer innovative products could adversely affect our operating results and we may not recoup the costs of new products.

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

In February 2015, Lending Club announced that it had entered into a strategic partnership with a consortium of community banks for its platform to offer co-branded personal loans to the participating banks' customers. As part of this partnership, each community bank is provided initial access to invest in loans sought by their own customers, which may include standard program loans. The customer loans that do not meet the community bank's investment

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

criteria are then made available for investment through the marketplace. All loans are originated by our issuing banks.

Regulatory Environment

The regulatory environment for credit and online marketplaces such as ours is evolving and uncertain, creating both challenges and opportunities that could affect our financial performance. We expect to continue to spend significant resources to comply with various federal and state laws and various licensing requirements designed to, among other things, protect borrowers (such as truth in lending, equal credit opportunity, fair credit reporting and fair debt collections practices) and investors. Our marketplace incorporates a number of automated features to help comply with these laws in an efficient and cost effective manner. While new laws and regulations or changes under existing laws and regulations could make facilitating loans or investment opportunities more difficult to achieve on acceptable terms, or at all, these events could also provide new product and market opportunities. In July 2015 the U.S. Treasury Department issued a request for information (RFI) to study the various business models and products offered by online marketplace lenders, the potential for online marketplace lending to expand access to credit to historically underserved borrowers and how the financial regulatory framework should evolve to support the safe growth of the industry. Although the Treasury Department is in the information-gathering stage and no interpretive guidance has been released, there is a possibility that our business may become subject to additional or different regulations in the future. To the extent we seek to grow internationally, we would become subject to additional foreign regulation and related compliance requirements and expense.

Factors That Can Affect Revenue

As a marketplace, we work toward matching supply and demand while also growing originations and correspondingly revenue at a pace commensurate with proper planning, risk management, user experience, and operational controls, that work to optimize the quality of the customer experience, customer satisfaction and long term growth.

The interplay of the following drivers can affect our revenue in any particular period:

•	the volume, timing and quality of:

◦	loan applications from borrowers,

◦	investment appetite and available investment capital from investors,

◦	platform loan processing and originations, and

•	the subsequent performance of loans, which directly impacts our servicing fees.

These drivers collectively result in transaction, servicing or management fees earned by us related to these transactions and their future performance. As these drivers can be affected by a variety of factors, both in and out of our control, revenues may fluctuate from period to period. Factors that can affect these drivers and ultimately revenue and its timing include: the mix of loans, the timing of the deployment of investment capital by investors, the amount of new capital from pooled investment vehicles and managed accounts that typically deploy their capital at the start of a period, the amount of purchase limitations we can impose on larger investors as a way to maintain investor balance and fairness, the attractiveness of alternative opportunities for borrowers or investors, the responsiveness of applicants to our marketing efforts, expenditures on marketing initiatives in a period, the sufficiency of operational staff to process any manual portion of the loan applications in a timely manner, the responsiveness of borrowers to satisfy additional income or employment verification requirements related to their application, borrower withdrawal rates, the percentage distribution of loans between the whole and fractional loan platforms, platform system performance and other factors. In addition, there may be some seasonality in demand for personal loans, which is generally lower in the first and fourth quarters.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Given these factors at any point in time, we have loan applications in various stages from initial application through issuance. Depending upon the timing and impact of these factors, loans may not be issued by our issuing bank in the same period in which the corresponding application was originally made resulting in a portion of that subsequent period's revenue being earned from loan applications that were initiated in the immediately prior period. Consistent with our revenue recognition accounting policy under GAAP, we do not recognize the associated transaction fee revenue with a loan until the loan is issued by our issuing bank and the proceeds are delivered by the bank to the borrower.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations

The following tables set forth the Condensed Consolidated Statements of Operations data for each of the periods presented:

	Three Months Ended June 30,
	2015	2014	Change ($)	Change (%)
Operating revenues:
Transaction fees	$85,651	$45,801	$39,850	87%
Servicing fees	6,479	1,468	5,011	N/M
Management fees	2,548	1,461	1,087	74%
Other revenue (expense)	1,441	(109)	1,550	N/M
Total operating revenue	96,119	48,621	47,498	98%
Net interest income (expense) after fair value adjustments	798	(396)	1,194	N/M
Total net revenue	96,917	48,225	48,692	101%
Operating expenses (1):
Sales and marketing	40,317	19,225	21,092	110%
Origination and servicing	15,287	8,566	6,721	78%
General and administrative:
Engineering and product development	16,062	8,030	8,032	100%
Other	29,002	20,951	8,051	38%
Total operating expenses	100,668	56,772	43,896	77%
Loss before income tax expense	(3,751)	(8,547)	4,796	(56)%
Income tax expense	389	640	(251)	(39)%
Net loss	$(4,140)	$(9,187)	$5,047	(55)%
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2015	2014	Change ($)	Change (%)
Sales and marketing	$1,806	$615	$1,191	194%
Origination and servicing	867	470	397	84%
General and administrative:
Engineering and product development	2,432	1,258	1,174	93%
Other	7,381	5,976	1,405	24%
Total stock-based compensation expense	$12,486	$8,319	$4,167	50%
N/M - Not meaningful.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30,
	2015	2014	Change ($)	Change (%)
Operating revenues:
Transaction fees	$158,133	$81,213	$76,920	95%
Servicing fees	11,871	3,248	8,623	N/M
Management fees	4,763	2,555	2,208	86%
Other revenue	2,397	307	2,090	N/M
Total operating revenue	177,164	87,323	89,841	103%
Net interest income (expense) after fair value adjustments	985	(380)	1,365	N/M
Total net revenue	178,149	86,943	91,206	105%
Operating expenses(1):
Sales and marketing	75,201	39,807	35,394	89%
Origination and servicing	27,967	15,968	11,999	75%
General and administrative:
Engineering and product development	28,390	13,752	14,638	106%
Other	56,089	33,262	22,827	69%
Total operating expenses	187,647	102,789	84,858	83%
Loss before income tax expense	(9,498)	(15,846)	6,348	(40)%
Income tax expense	1,016	640	376	59%
Net loss	$(10,514)	$(16,486)	$5,972	(36)%
(1)    Includes stock-based compensation expense as follows:

	Six Months Ended June 30,
	2015	2014	Change ($)	Change (%)
Sales and marketing	$3,325	$4,117	$(792)	(19%)
Origination and servicing	1,588	828	760	92%
General and administrative:
Engineering and product development	3,838	1,995	1,843	92%
Other	15,328	8,412	6,916	82%
Total stock-based compensation expense	$24,079	$15,352	$8,727	57%
N/M - Not meaningful.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

	Three Months Ended June 30,
	2015	2014	Change ($)	Change (%)
Transaction fees	$85,651	$45,801	$39,850	87%
Servicing fees	6,479	1,468	5,011	N/M
Management fees	2,548	1,461	1,087	74%
Other revenue (expense)	1,441	(109)	1,550	N/M
Total operating revenue	96,119	48,621	47,498	98%
Net interest income (expense) after fair value adjustments	798	(396)	1,194	N/M
Total net revenue	$96,917	$48,225	$48,692	101%

	Six Months Ended June 30,
	2015	2014	Change ($)	Change (%)
Transaction fees	$158,133	$81,213	$76,920	95%
Servicing fees	11,871	3,248	8,623	N/M
Management fees	4,763	2,555	2,208	86%
Other revenue	2,397	307	2,090	N/M
Total operating revenue	177,164	87,323	89,841	103%
Net interest income (expense) after fair value adjustments	985	(380)	1,365	N/M
Total net revenue	$178,149	$86,943	$91,206	105%
N/M - Not meaningful.

Our primary sources of net revenue consist of fees received for transactions through or related to our marketplace and include transaction, servicing and management fees.

Transaction Fees: Transaction fees are fees paid by issuing banks or service providers to us for the work we perform through our marketplace's role in facilitating loan originations. The amount of these fees is based upon the terms of the loan, including grade, rate, term and other factors. These fees are recognized as a component of operating revenue at the time of loan issuance.

Transaction fees were $85.7 million and $45.8 million for the second quarters of 2015 and 2014, respectively, an increase of 87%. The increase was primarily due to an increase in loans facilitated through our marketplace from $1.0 billion for the second quarter of 2014 to $1.9 billion for the second quarter of 2015, an increase of 90%. The transaction fees as a percentage of the initial principal balance of the loan were 4.5% and 4.6% for the second quarters of 2015 and 2014, respectively. The decrease was primarily due to a change in the mix of loans facilitated. Transaction fees for the second quarter of 2015 included approximately $9.5 million of revenue associated with the issuance of loans in which the loan application process had commenced prior to end of the first quarter of 2015.

Transaction fees were $158.1 million and $81.2 million for the first halves of 2015 and 2014, respectively, an increase of 95%. The increase was primarily due to an increase in loans facilitated through our marketplace from $1.8 billion for the first half of 2014 to $3.5 billion for the first half of 2015, an increase of 94%. Transaction fees for the first half of 2015 included approximately $8.7 million of revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of 2014. The transaction fees as a percentage of the initial principal balance of the loan remained flat at 4.5% for both the first half of 2015 and 2014.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

In the month of July 2015 the Company recognized approximately $13.5 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the second quarter of 2015.

Servicing Fees: Servicing fees paid to us vary based on investment channel. The servicing fee compensates us for the costs we incur in servicing the related loan, including managing payments from borrowers, collections, payments to investors and maintaining investors’ account portfolios. The amount of servicing revenue earned is predominantly affected by the servicing rates discussed in the Overview section above, the unpaid principal balance for whole loans serviced, and the amount of principal and interest collected from borrowers and remitted to note and certain certificate investors. Additionally, servicing fee revenue is affected by the change in fair value of our servicing assets and liabilities associated with loans that we sell. We record servicing assets and liabilities at their estimated fair values when we sell whole loans to unrelated third parties or when the servicing contract commences. Over the life of the loan, changes in the estimated fair value of servicing assets and liabilities are included in servicing fees in the period in which the changes occur.

Servicing fee revenue increased for the second quarter and first half of 2015 compared to the same periods in 2014 due to increases in the balances of whole loans sold, as well as the loan balances that underlie the notes and certificates. The following table provides the outstanding principal balance of loans that we serviced at the end of the periods indicated, by the method that the loans were financed (in millions):

	June 30, 2015	December 31, 2014
Notes	$1,313.9	$1,055.2
Certificates	2,380.9	1,796.6
Whole loans sold	2,852.8	1,873.7
Total	$6,547.6	$4,725.5

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The tables below illustrate the composition of servicing fees by source for each period presented:

	Three Months Ended June 30,
	2015	2014	Change (%)
Servicing fees related to whole loans sold	$3,475	$775	N/M
Note and certificate servicing fees	2,452	1,327	85%
Total servicing fees before change in fair value of servicing assets and liabilities	5,927	2,102	182%
Change in fair value of servicing assets and liabilities, net	552	(634)	N/M
Total servicing fees	$6,479	$1,468	N/M

	Six Months Ended June 30,
	2015	2014	Change (%)
Servicing fees related to whole loans sold	$6,087	$1,227	N/M
Note and certificate servicing fees	4,735	2,540	86%
Total servicing fees before change in fair value of servicing assets and liabilities	10,822	3,767	187%
Change in fair value of servicing assets and liabilities, net	1,049	(519)	N/M
Total servicing fees	$11,871	$3,248	N/M
N/M - Not meaningful.

Management Fees: Certain investors can invest in investment funds managed by LCA, the general partner in the funds. LCA typically charges these investors a monthly management fee based on the month-end balance of their assets under management, ranging from 0.7% to 1.5% per annum. LCA does not earn any carried interest from the investment funds. For managed account certificate holders, LCA earns a management fee typically ranging from 0.85% to 1.2% per annum of the month-end balance of their assets under management. These fees may be waived or reduced at the discretion of LCA.

Management fees were $2.5 million and $1.5 million for the second quarters of 2015 and 2014, respectively, an increase of 74%. The increase in management fees was due primarily to an increase in the total assets under management and outstanding certificate balances.

Management fees were $4.8 million and $2.6 million for the first halves of 2015 and 2014, respectively, an increase of 86%. The increase in management fees was due primarily to an increase in the total assets under management and outstanding certificate balances.

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

Other revenue was $1.4 million and $(0.1) million for the second quarters of 2015 and 2014, respectively, and $2.4 million and $0.3 million for the first halves of 2015 and 2014, respectively. These increases were primarily due to gains on sales of whole loans and increases in referral revenue for the second quarter and first half of 2015 compared to the same periods in 2014.

The tables below illustrate the composition of other revenue for each period presented:

	Three Months Ended June 30,
	2015	2014	Change (%)
Referral revenue	$1,071	$580	85%
Gain (loss) on sales of loans	360	(710)	N/M
Other	10	21	(52%)
Other revenue	$1,441	$(109)	N/M

	Six Months Ended June 30,
	2015	2014	Change (%)
Referral revenue	$1,919	$1,049	83%
Gain (loss) on sales of loans	455	(781)	N/M
Other	23	39	(41)%
Other revenue	$2,397	$307	N/M
N/M - Not meaningful.

Net Interest Income (Expense) After Fair Value Adjustments

We do not assume principal or interest risk on loans facilitated through our marketplace because loan balances, interest rates and maturities are matched and offset by an equal balance of notes or certificates with the exact same interest rates and maturities. We only make principal and interest payments on notes and certificates to the extent that we receive borrower payments on loans. As a servicer, we are only required to deliver borrower payments to the extent that we actually receive them. As a result, on our statement of operations for any period and balance sheet as of any date, (i) interest income on loans corresponds to the interest expense on notes and certificates and (ii) loan balances correspond to note and certificate balances with variations resulting from timing differences between the crediting of principal and interest payments on loans and the disbursement of those payments to investors.

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

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Additionally, interest income (expense) includes interest income earned on cash and cash equivalents and the securities available for sale portfolio. Our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. The following tables provide additional detail related to net interest income and fair value adjustments:

	Three Months Ended June 30,
	2015	2014	Change ($)	Change (%)
Interest income:
Loans	$129,742	$85,210	$44,532	52%
Securities available for sale	548	—	548	N/M
Cash and cash equivalents	236	2	234	N/M
Total interest income	130,526	85,212	45,314	53%
Interest expense:
Notes and certificates	(129,727)	(85,594)	(44,133)	(52%)
Total interest expense	(129,727)	(85,594)	(44,133)	(52%)
Net interest income (expense)	799	(382)	1,181	N/M
Fair value adjustments on loans, notes and certificates, net	(1)	(14)	13	93%
Net interest income (expense) after fair value adjustments	$798	$(396)	$1,194	N/M
Average outstanding balances:
Loans	$3,503,786	$2,251,049	$1,252,737	56%
Notes and certificates	$3,522,177	$2,263,513	$1,258,664	56%
N/M - Not meaningful.

	Six Months Ended June 30,
	2015	2014	Change ($)	Change (%)
Interest income:
Loans	$243,034	$158,257	$84,777	54%
Securities available for sale	548	—	548	N/M
Cash and cash equivalents	416	3	413	N/M
Total interest income	243,998	158,260	85,738	54%
Interest expense:
Notes and certificates	(243,007)	(158,594)	(84,413)	(53)%
Total interest expense	(243,007)	(158,594)	(84,413)	(53)%
Net interest income (expense)	991	(334)	1,325	N/M
Fair value adjustments on loans, notes and certificates, net	(6)	(46)	40	87%
Net interest income (expense) after fair value adjustments	$985	$(380)	$1,365	N/M
Average outstanding balances:
Loans	$3,300,085	$2,121,475	$1,178,610	56%
Notes and certificates	$3,316,518	$2,131,847	$1,184,671	56%
N/M - Not meaningful.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Interest income from loans was $129.7 million and $85.2 million during the second quarters of 2015 and 2014, respectively. The increase in interest income was primarily due to the increase in the outstanding balances of loans. The Company recorded interest expense for notes and certificates of $129.7 million and $85.6 million during the second quarters of 2015 and 2014, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of notes and certificates.

Interest income from loans was $243.0 million and $158.3 million during the first halves of 2015 and 2014, respectively. The increase in interest income was primarily due to the increase in the outstanding balances of loans. For the first halves of 2015 and 2014, the Company recorded interest expense for notes and certificates of $243.0 million and $158.6 million, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of notes and certificates.

Fair Value Adjustments on Loans, Notes and Certificates: We estimate the fair value of loans and their related notes and certificates using a discounted cash flow valuation methodology that is described in "Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies" in the Annual Report. The changes in fair value of loans, notes and certificates are shown on our condensed consolidated statements of operations on a gross basis. Due to the payment dependent feature of the notes and certificates, fair value adjustments on the loans are offset by the fair value adjustments on the notes and certificates, resulting in no net effect on our earnings. From time to time, however, we may make limited loan investments without issuing a corresponding note or certificate to investors, resulting in differences between total interest income and expense amounts on our statement of operations and total loans and notes and certificates balances on our balance sheets. These loan investments have been related primarily to customer accommodations and have been insignificant. We do not anticipate that such investments will be material in the foreseeable future.

The losses from fair value adjustments on loans were largely offset by the gains from fair value adjustments on notes and certificates due to the borrower payment dependent design of the notes and certificates and due to the principal balances of the loans being similar to the combined principal balances of the notes and certificates. Accordingly, the net fair value adjustments were immaterial for the second quarters and first halves of 2015 and 2014.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Operating Expenses

	Three Months Ended June 30,
	2015	2014	Change ($)	Change (%)
Sales and marketing	$40,317	$19,225	$21,092	110%
Origination and servicing	15,287	8,566	6,721	78%
General and administrative:
Engineering and product development	16,062	8,030	8,032	100%
Other	29,002	20,951	8,051	38%
Total operating expenses	$100,668	$56,772	$43,896	77%

	Six Months Ended June 30,
	2015	2014	Change ($)	Change (%)
Sales and marketing	$75,201	$39,807	$35,394	89%
Origination and servicing	27,967	15,968	11,999	75%
General and administrative:
Engineering and product development	28,390	13,752	14,638	106%
Other	56,089	33,262	22,827	69%
Total operating expenses	$187,647	$102,789	$84,858	83%

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

Sales and marketing expense was $40.3 million and $19.2 million for the second quarters of 2015 and 2014, respectively, an increase of 110%. The increase was primarily due to a $12.7 million increase in variable marketing expenses that drove higher loan originations and a $6.3 million increase in personnel-related expenses associated with higher headcount levels. Sales and marketing expense was $75.2 million and $39.8 million for the first halves of 2015 and 2014, respectively, an increase of 89%. The increase was primarily due to a $23.1 million increase in variable marketing expenses that drove higher loan originations and a $8.8 million increase in personnel-related expenses associated with higher headcount levels.

Origination and Servicing: Origination and servicing expense consists primarily of salaries, benefits and stock-based compensation expense related to our credit, collections, customer support and payment processing teams and vendor costs associated with facilitating and servicing loans.

Origination and servicing expense was $15.3 million and $8.6 million for the second quarters of 2015 and 2014, respectively, an increase of 78%. The increase was primarily due to a $3.3 million increase in personnel-related expenses and a $3.0 million increase in consumer reporting agency and loan processing costs, both driven by higher loan originations and a higher outstanding balance of loans serviced. Origination and servicing expense was $28.0 million and $16.0 million for the first halves of 2015 and 2014, respectively, an increase of 75%. The increase was primarily due to a $6.1 million increase in personnel-related expenses and a $4.9 million increase in consumer

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

reporting agency and loan processing costs, both driven by higher loan originations and a higher outstanding balance of loans serviced.

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

Engineering and product development expense was $16.1 million and $8.0 million for the second quarters of 2015 and 2014, respectively, an increase of 100%. The increase was primarily driven by continued investment in our platform and product development, which included a $4.6 million increase in personnel-related expenses resulting from increased headcount and a $2.9 million increase in equipment, software and the related support and maintenance, and depreciation expense.

Engineering and product development expense was $28.4 million and $13.8 million for the first halves of 2015 and 2014, respectively, an increase of 106%. The increase was primarily due to a $8.1 million increase in personnel-related expenses resulting from increased headcount and a $5.5 million increase in equipment, software and depreciation expense.

We capitalized $5.8 million and $2.4 million in software development costs for the second quarters of 2015 and 2014, respectively. We capitalized $10.6 million and $4.7 million in software development costs for the first halves of 2015 and 2014, respectively.

Other general and administrative expense consists primarily of salaries, benefits and stock-based compensation expense for our accounting and finance, business development, legal, human resources and facilities teams, professional fees related to legal and accounting, and facilities expense and compensation expense related to the acquisition of Springstone.

Other general and administrative expense was $29.0 million and $21.0 million for the second quarters of 2015 and 2014, respectively, an increase of 38%. The increase was primarily due to a $6.5 million increase in share-based compensation expense and salaries related to increased headcount as we continued to invest in back office infrastructure and stock consideration issued related to the Springstone acquisition, as well as a $1.9 million increase in facilities expense.

Other general and administrative expense was $56.1 million and $33.3 million for the first halves of 2015 and 2014, respectively, an increase of 69%. The increase was primarily due to a $16.9 million increase in share-based compensation expense and salaries related to increased headcount as we continued to invest in back office infrastructure and stock consideration issued related to the Springstone acquisition, as well as a $3.5 million increase in facilities expense.

Income Taxes

For the second quarter and first half of 2015 we recorded income tax expense of $0.4 million and $1.0 million, respectively, due to recognition of a full valuation allowance against deferred tax assets as well as the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. Income tax expense was $0.6 million for both the second quarter and first half of 2014.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. On the basis of this evaluation, as of June 30, 2015, a full valuation allowance of $41.2 million has been recorded.

Reconciliations of Non-GAAP Financial Measures

Our non-GAAP measures of contribution, contribution margin, adjusted EBITDA, and adjusted EBITDA margin have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. These non-GAAP measures should not be viewed as substitutes for, or superior to, net income (loss) as prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these measures differently, which may reduce their usefulness as a comparative measure. These measures do not consider the potentially dilutive impact of stock-based compensation. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA and adjusted EBITDA margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements. Adjusted EBITDA and adjusted EBITDA margin do not reflect tax payments that may represent a reduction in cash available to us.

In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. The following tables present a reconciliation of net loss to contributions for each of the periods indicated:

Reconciliation of Net Loss to Contribution	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(4,140)	$(9,187)	$(10,514)	$(16,486)
Net interest (income) expense after fair value adjustments	(798)	396	(985)	380
General and administrative expense:
Engineering and product development	16,062	8,030	28,390	13,752
Other	29,002	20,951	56,089	33,262
Stock-based compensation expense(1)	2,673	1,085	4,913	4,945
Income tax expense	389	640	1,016	640
Contribution	$43,188	$21,915	$78,909	$36,493
Total operating revenue	$96,119	$48,621	$177,164	$87,323
Contribution margin	44.9%	45.1%	44.5%	41.8%

(1) Contribution also excludes stock-based compensation expense as follows:

Stock-based Compensation Expense:	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales and marketing	$1,806	$615	$3,325	$4,117
Origination and servicing	867	470	1,588	828
Total	$2,673	$1,085	$4,913	$4,945

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Reconciliation of Net Loss to Adjusted EBITDA:	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(4,140)	$(9,187)	$(10,514)	$(16,486)
Net interest (income) expense after fair value adjustments	(798)	396	(985)	380
Acquisition and related expense	403	1,378	697	2,519
Depreciation expense:
Engineering and product development	3,261	1,088	6,005	1,879
Other	524	245	928	461
Amortization of intangible assets	1,274	1,123	2,819	1,123
Stock-based compensation expense	12,486	8,319	24,079	15,352
Income tax expense	389	640	1,016	640
Adjusted EBITDA	$13,399	$4,002	$24,045	$5,868
Total operating revenue	$96,119	$48,621	$177,164	$87,323
Adjusted EBITDA margin	13.9%	8.2%	13.6%	6.7%

Liquidity and Capital Resources

At June 30, 2015, the Company had $490.5 million in available unrestricted cash and cash equivalents primarily held in institutional money market funds and interest-bearing deposit accounts at investment grade financial institutions. The Company believes that the current cash position is sufficient to meet the liquidity needs for the next twelve months.

During the second quarter of 2015, the Company purchased securities available for sale to invest excess cash. The fair value of securities available for sale as of June 30, 2015 was $397.8 million. These securities include corporate debt securities, asset back securities, U.S. Treasury and agency securities, and municipal and other securities. As of June 30, 2015, all securities in the available for sale portfolio were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses.

At June 30, 2015, the Company had $56.7 million in restricted cash that consisted primarily of $48.5 million of cash received for investors and not yet applied to their accounts, $3.4 million for an investor as part of a credit support agreement, and $3.0 million of cash pledged as security for our primary issuing bank.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table sets forth certain cash flow information for the periods presented:

	Six Months Ended June 30,
Condensed Cash Flow Information:	2015	2014
Net cash provided by operating activities	$21,773	$22,137

Cash flow from loan investing activities(1)	(938,899)	(548,314)
Cash flow from all other investing activities	(424,527)	(125,503)
Net cash used for investing activities	(1,363,426)	(673,817)

Cash flow from note/certificate financing (1)	946,521	547,713
Cash flow from all other financing activities	15,818	123,626
Net cash provided by financing activities	962,339	671,339
Net increase in cash and cash equivalents	$(379,314)	$19,659

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the first half of 2015 was $21.8 million. Cash flow provided by operating activities was driven by the Company's net loss for the first half of 2015 of $10.5 million, adjusted for non-cash stock-based compensation expense of $24.1 million and depreciation and amortization expense of $9.8 million. Further, cash provided by operating activities was primarily driven by the net change in the fair value of loan servicing assets and liabilities of $1.0 million and by changes in certain components of our working capital, including an increase in accrued expenses and other liabilities of $5.9 million offset by an increase in other assets of $5.3 million and a decrease in accounts payable of $0.7 million.

Net cash provided by operating activities for the first half of 2014 was $22.1 million. Cash flow from operating activities primarily resulted from the net loss for the first half of 2014 of $16.5 million, adjusted for non-cash stock-based compensation expense of $15.4 million. Additionally, operating cash flows were generated due to changes in certain components of our working capital, including a decrease in other assets of $14.1 million that was primarily related to payments of receivables due to investors.

Net Cash Used in Investing Activities

Net cash used in investing activities for the first half of 2015 was $1.363 billion. Cash used in investing activities primarily includes $1.745 billion of cash used to purchase loans at fair value, $402.1 million used to purchase securities available for sale, and $16.0 million used to purchase property, equipment and software, partially offset by $798.3 million of principal payments received on loans at fair value and a $10.0 million increase in restricted cash.

Net cash used in investing activities for the first half of 2014 was $673.8 million, which primarily resulted from $1.002 billion of cash used to purchase loans at fair value, $9.4 million of cash used to purchase property, equipment and software, and a $6.7 million increase in restricted cash, partially offset by $451.4 million of principal payments received on loans at fair value.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first half of 2015 was $962.3 million. Cash provided by financing primarily includes $1.745 billion of proceeds from our issuance of notes and sale of loans to the Trust in connection with its issuance of certificates and a $9.7 million decrease in the amount payable to investors, partially offset by $790.4 million in principal payments made on notes and certificates.

Net cash provided by financing activities for the first half of 2014 was $671.3 million, which primarily resulted from $1.002 billion of proceeds from our issuance of notes and sale of loans to the Trust in connection with its issuance of certificates, which was partially offset by $451.7 million of principal payments made on notes and certificates.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the first halves of 2015 and 2014.

Contingencies

The Company's contingencies as of June 30, 2015 are included in "Part I - Financial Information - Item 1 - Financial Statements - Note 14 - Commitments and Contingencies."

Critical Accounting Policies and Estimates

Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates" in the Annual Report. There have been no significant changes to these critical accounting estimates during the first half of 2015.

The Company’s annual goodwill impairment testing date is April 1. In testing for potential impairment of goodwill on April 1, 2015, management performed an assessment of each of the Company’s goodwill reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and concluded that goodwill was not impaired.

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

We had cash and cash equivalents of $490.5 million as of June 30, 2015. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions and institutional money market funds, which are short-term. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will modestly increase the interest income earned on these cash balances.

Interest Rate Sensitivity

The Company also holds securities in an available for sale portfolio. At June 30, 2015, our securities available for sale portfolio with a fair value of $397.8 million consists of corporate debt securities, asset-backed securities, U.S. Treasury and agency securities, and municipal and other securities. To mitigate the risk of loss, our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, the Company monitors maturity, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and securities available for sale and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $5.3 million in the fair value of our securities available for sale as of June 30, 2015. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $4.9 million in the fair value of our securities available for sale as of June 30, 2015. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the first half of 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LENDINGCLUB CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see "Part 1 - Financial Information - Item 1 - Financial Statements - Note 14 - Commitments and Contingencies - Legal."

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Report, including the section titled "Part I - Financial Information - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the condensed consolidated financial statements and related notes, and "Part I - Item 1A - Risk Factors" in the Company's Annual Report.

RISKS RELATED TO COMPLIANCE AND REGULATION

If the loans originated through our marketplace were found to violate a state’s usury laws, we may have to alter our business model and our business could be harmed.

The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are enabled by legal principles including (i) the application of federal law to enable an issuing bank that originates the loan to export the interest rates of the jurisdiction where it is located, and (ii) the application of common law “choice of law” principles based upon factors such as the loan document’s terms and where the loan transaction is completed to provide uniform rates to borrowers, and (iii) the application of principles that allow the transferee of a loan to continue to collect interest as provided in the loan document. WebBank, the primary issuing bank of the loans originated through our marketplace, is chartered in, and operates out of, Utah, which allows parties to generally agree by contract to any interest rate. The annual percentage rates offered by WebBank through our marketplace for personal loans as of June 30, 2015 range from 5.99% to 32.99%, which equate to interest rates for investors that range from 4.65% to 28.47%. Certain states, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate. In some jurisdictions, the maximum rate is less than the current maximum rate offered by WebBank through our platform. If the laws of such jurisdictions were found to apply to the loans originated through our marketplace, those loans could be in violation of such laws.

In May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act (“NBA”) and held that a non-bank assignee of a loan originated by a national bank, based on the facts of that case in which the national bank no longer had any interest in the loan, was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit remanded the case to address state law issues, such as choice of law. The defendant in that case has asked the Second Circuit to reconsider the decision, and that request remains pending. The Second Circuit's decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. If applied to any of the loans originated through our marketplace, the decision could adversely impact our business.

If a borrower were to successfully bring claims against us for state usury law violations, and the rate on that borrower’s personal loan was greater than that allowed under applicable state law, we could be subject to fines and penalties. We might decide to limit the maximum interest rate on certain loans originated through our marketplace, and we might decide to originate loans under state-specific licenses, where this ruling is applicable. These actions could adversely impact our business.

LENDINGCLUB CORPORATION

The regulatory framework for our business is evolving and uncertain as federal and state governments consider new laws to regulate online marketplaces such as ours. New laws and regulations, including taxes on services provided by us, as well as continued uncertainty regarding potential new laws or regulations, may negatively affect our business.

The regulatory framework for online marketplaces such as ours is evolving and uncertain. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our marketplace and the way in which we interact with borrowers and investors.

Recognizing the growth in online marketplaces such as ours, in July 2015 the U.S. Treasury Department issued a request for information (RFI) to study the various business models and products offered by online marketplace lenders, the potential for online marketplace lending to expand access to credit to historically underserved borrowers and how the financial regulatory framework should evolve to support the safe growth of the industry. The RFI seeks information about a number of topics, including how credit marketplaces manage the risk of fraud and security breaches, how they protect consumers against scams or default, how much investors in the loans rely on borrowed money, and whether the lenders should have to retain some risk relating to the loans they originate or underwrite.

Although the Treasury Department is in the information-gathering stage and no interpretive guidance has been released, there is a possibility that our business may become subject to additional or different regulations in the future. The cost and complexity to comply with new laws or regulations could be significant and result in the need to modify our operations and increase our operating expenses, and we may be unable to pass any such costs on to borrowers and investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

As previously disclosed in the Company’s Current Report on Form 8-K, filed June 12, 2015, at the Company’s 2015 annual meeting of stockholders the Company’s stockholders approved, on a non-binding advisory basis, a proposal to hold a non-binding, advisory vote on the compensation of the Company’s named executive officers (the Named Executive Officers) every year. Based on these results and consistent with the Company’s recommendation, the Company’s Board of Directors has determined that the Company will conduct future stockholder advisory votes regarding compensation awarded to its Named Executive Officers every year. This policy will remain in effect until the next stockholder vote on the frequency of stockholder advisory votes on the compensation of Named Executive Officers, expected to be held no later than the Company’s 2021 annual meeting of stockholders.

LENDINGCLUB CORPORATION

Item 6. Exhibits

See Exhibit Index. The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Borrower Loan Agreement					X
10.2	Form of Borrower Membership Agreement					X
10.3	Form of Master Loan Purchase Agreement					X
10.4	Form of Master Loan Servicing Agreement					X
10.5	Form of Investor Agreement					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	August 5, 2015	/s/ RENAUD LAPLANCHE
Renaud Laplanche
Chief Executive Officer

/s/ CARRIE DOLAN
Carrie Dolan
Chief Financial Officer