Form 10-Q
period 2015-09-30
LendingClub Corp
filed 2015-11-03
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 30, 2015, there were 377,863,378 shares of the registrant’s common stock outstanding.

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

Additionally, LC Trust I (Trust) is an independent Delaware business trust that acquires and holds loans for the sole benefit of certain investors that purchase trust certificates (Certificates) issued by the Trust and that are related to underlying loans.

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

These forward-looking statements include, among other things, statements about:

•	the status of borrowers, the ability of borrowers to repay loans and the plans of borrowers;

•	interest rates and origination fees on loans charged by issuing banks;

•	expected rates of return for investors;

•	the effectiveness of our credit scoring models;

•	the likelihood of us having to fund contingent commitments, including commitments made to Springstone’s issuing bank and a credit support agreement we have entered into with an investor;

•	the potential impact of having to fund any such contingent commitments;

•	fee revenue we expect to recognize after loans are issued by our issuing bank partners;

•	our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between the interim period and full year results;

•	investor, borrower, platform and loan performance-related factors that may affect our revenue;

•	our ability to develop and maintain effective internal controls;

•	our compliance with applicable local, state and Federal laws;

•	our compliance with applicable regulations and regulatory developments affecting our marketplace; and

•	other risk factors listed from time to time in reports we file with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$579,206	$869,780
Restricted cash	159,216	46,763
Securities available for sale	338,519	—
Loans at fair value (includes $2,639,651 and $1,772,407 from consolidated trust, respectively)	4,068,974	2,798,505
Accrued interest receivable (includes $22,790 and $15,209 from consolidated trust, respectively)	36,544	24,262
Property, equipment and software, net	47,096	27,051
Intangible assets, net	32,227	36,302
Goodwill	72,683	72,592
Due from related parties	606	467
Other assets	24,679	14,332
Total assets	$5,359,750	$3,890,054
Liabilities and Stockholders’ Equity
Accounts payable	$3,756	$5,892
Accrued interest payable (includes $25,868 and $16,989 from consolidated trust, respectively)	39,858	26,964
Accrued expenses and other liabilities	54,137	31,620
Payables to investors	150,880	38,741
Notes and certificates at fair value (includes $2,656,917 and $1,772,407 from consolidated trust, respectively)	4,095,481	2,813,618
Total liabilities	4,344,112	2,916,835
Stockholders’ Equity
Common stock, $0.01 par value; 900,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 377,289,733 and 371,443,916 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,773	3,714
Additional paid-in capital	1,105,824	1,052,728
Accumulated deficit	(92,787)	(83,223)
Accumulated other comprehensive loss	(1,172)	—
Total stockholders’ equity	1,015,638	973,219
Total liabilities and stockholders’ equity	$5,359,750	$3,890,054

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenue:
Transaction fees	$100,420	$52,622	$258,553	$133,835
Servicing fees	8,999	3,053	20,870	6,301
Management fees	2,900	1,608	7,663	4,163
Other revenue (expense)	2,743	(745)	5,140	(438)
Total operating revenue	115,062	56,538	292,226	143,861
Net interest income (expense):
Total interest income	145,833	94,038	389,831	252,298
Total interest expense	(144,659)	(94,460)	(387,666)	(253,054)
Net interest income (expense)	1,174	(422)	2,165	(756)
Fair value adjustments, loans	(72,474)	(33,809)	(172,495)	(84,963)
Fair value adjustments, notes and certificates	72,514	33,757	172,529	84,865
Net interest income (expense) after fair value adjustments	1,214	(474)	2,199	(854)
Total net revenue	116,276	56,064	294,425	143,007
Operating expenses:
Sales and marketing	44,961	21,001	120,162	60,808
Origination and servicing	17,573	10,167	45,540	26,135
General and administrative	51,559	31,848	136,038	78,862
Total operating expenses	114,093	63,016	301,740	165,805
Income (loss) before income tax expense	2,183	(6,952)	(7,315)	(22,798)
Income tax expense	1,233	419	2,249	1,059
Net income (loss)	$950	$(7,371)	$(9,564)	$(23,857)
Basic net income (loss) per share attributable to common stockholders	$0.00	$(0.12)	$(0.03)	$(0.41)
Diluted net income (loss) per share attributable to common stockholders	$0.00	$(0.12)	$(0.03)	$(0.41)
Weighted-average common shares - Basic	375,982,120	59,844,394	373,605,274	57,958,838
Weighted-average common shares - Diluted	401,934,880	59,844,394	373,605,274	57,958,838

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$950	$(7,371)	$(9,564)	$(23,857)
Other comprehensive loss, before tax:
Change in net unrealized loss on securities available for sale	(341)	—	(1,172)	—
Other comprehensive loss, before tax	(341)	—	(1,172)	—
Income tax effect	—	—	—	—
Other comprehensive loss, net of tax	(341)	—	(1,172)	—
Comprehensive income (loss)	$609	$(7,371)	$(10,736)	$(23,857)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(9,564)	$(23,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net fair value adjustments of loans, notes and certificates	(33)	99
Change in fair value of loan servicing liabilities	(3,919)	2,776
Change in fair value of loan servicing assets	2,467	(986)
Stock-based compensation, net	37,558	25,889
Depreciation and amortization	15,525	6,620
(Gain) loss on sales of loans	(2,136)	2,110
Other, net	42	450
Purchase of whole loans to be sold	(2,338,346)	(1,096,592)
Proceeds from sales of whole loans	2,338,346	1,094,482
Net change in operating assets and liabilities:
Accrued interest receivable	(12,282)	(6,373)
Other assets	(6,341)	13,184
Due from related parties	(139)	(88)
Accounts payable	(3,071)	(1,107)
Accrued interest payable	12,893	7,982
Accrued expenses and other liabilities	22,350	10,806
Net cash provided by operating activities	53,350	35,395
Cash Flows from Investing Activities:
Purchases of loans	(2,736,698)	(1,534,276)
Principal payments received from loans	1,280,005	739,505
Proceeds from recoveries and sales of charged-off loans	13,729	5,178
Purchases of securities available for sale	(402,832)	—
Proceeds from sales of securities available for sale	63,198	—
Payments for business acquisition, net of cash acquired	—	(109,464)
Net change in restricted cash	(112,453)	(11,432)
Proceeds from sale of property and equipment	11	—
Purchases of property, equipment and software	(25,878)	(14,989)
Net cash used for investing activities	(1,920,918)	(925,478)
Cash Flows from Financing Activities:
Change in payable to investors	112,139	12,933
Proceeds from issuances of notes and certificates	2,736,667	1,534,010
Principal payments on notes and certificates	(1,268,622)	(732,342)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(13,654)	(5,153)
Proceeds from term loan, net of debt discount	—	49,813

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Payment for debt issuance cost	—	(1,192)
Principal payment on term loan	—	(625)
Prepaid offering costs	—	(1,887)
Change in equity offering costs	90	—
Proceeds from issuance of common stock for ESPP	2,694	—
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs	—	64,803
Proceeds from stock option exercises and other	7,680	3,098
Net cash provided by financing activities	1,576,994	923,458
Net (Decrease) Increase in Cash and Cash Equivalents	(290,574)	33,375
Cash and Cash Equivalents, Beginning of Period	869,780	49,299
Cash and Cash Equivalents, End of Period	$579,206	$82,674
Supplemental Cash Flow Information:
Cash paid for interest	$374,760	$244,531
Non-cash investing and financing activity:
Issuance of Series F convertible preferred stock for business acquisition	$—	$2,762
Non-cash investing activity:
Accruals for property, equipment and software	$3,466	$1,132

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

1. Basis of Presentation

LendingClub Corporation (Lending Club) is an online marketplace connecting borrowers and investors. LC Advisors, LLC (LCA), is a registered investment advisor with the Securities and Exchange Commission (SEC) and wholly-owned subsidiary of Lending Club that acts as the general partner for certain private funds and advisor to separately managed accounts. Springstone Financial, LLC (Springstone), is a wholly-owned subsidiary of Lending Club that facilitates education and patient finance loans. LC Trust I (the Trust) is an independent Delaware business trust that acquires and holds loans from Lending Club for the sole benefit of certain investors that purchase trust certificates (Certificates) issued by the Trust and that are related to underlying loans.

The accompanying unaudited condensed consolidated financial statements include Lending Club, the Trust, LCA and Springstone (collectively referred to as the Company, we, or us). All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information necessary for the fair statement of the results and financial position for the periods presented. The Company's results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year or any other interim period.

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Annual Report).

The Company's significant accounting policies are included in "Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies" in the Annual Report. There have been no significant changes to these accounting policies during the first nine months of 2015, except as noted in "Note 4 – Securities Available for Sale" and "Note 6 – Fair Value of Assets and Liabilities" of these condensed consolidated financial statements.

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

In September 2015, the FASB amended existing guidance related to recognition of adjustments to provisional amounts recorded during purchase accounting. Changes recognized during the measurement period will be recognized prospectively as adjustments to goodwill, with corresponding changes in income or expense, such as

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

revised depreciation or amortization, recognized in current period earnings. This amendment is effective January 1, 2016. Since we do not currently have any open measurement periods related to any business acquisition, adoption of this standard will not have an impact on the Company's financial position, results of operations, earnings per common share, or cash flows.

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

The Company calculates EPS using the two-class method when applicable. The two-class method allocates net income that otherwise would have been available to common shareholders to holders of participating securities. All participating securities are excluded from basic weighted-average common shares outstanding. Prior to the Company's IPO, the Company considered all series of its convertible preferred stock to be participating securities. The Company had no participating securities as of September 30, 2015.

The following table details the computation of the basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) (1)	$950	$(7,371)	$(9,564)	$(23,857)
Weighted average common shares - Basic	375,982,120	59,844,394	373,605,274	57,958,838
Weighted average common shares - Diluted	401,934,880	59,844,394	373,605,274	57,958,838

Basic net income (loss) per share attributable to common stockholders	$0.00	$(0.12)	$(0.03)	$(0.41)
Diluted net income (loss) per share attributable to common stockholders	$0.00	$(0.12)	$(0.03)	$(0.41)

(1)
Also represents net income (loss) available to common stockholders. In a period with net income, both earnings and dividends (if any) are allocated to participating securities. In a period with a net loss, only declared dividends (if any) are allocated to participating securities. There were no dividends declared in the first nine months of 2015 or 2014.

4. Securities Available for Sale

The Company began purchasing securities available for sale during the second quarter of 2015. Securities available for sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders' equity unless management determines that a security is other-than-temporarily impaired (OTTI). Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue (expense).

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of September 30, 2015, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$251,253	$4	$(1,144)	$250,113
Asset-backed securities	54,990	4	(35)	54,959
U.S. agency securities	20,602	5	(4)	20,603
Municipal securities	5,840	3	—	5,843
Other securities	7,006	1	(6)	7,001
Total securities available for sale	$339,691	$17	$(1,189)	$338,519

A summary of securities available for sale with unrealized losses as of September 30, 2015, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$241,480	$(1,144)	$—	$—	$241,480	$(1,144)
Asset-backed securities	49,955	(35)	—	—	49,955	(35)
U.S. agency securities	11,600	(4)	—	—	11,600	(4)
Other securities	4,999	(6)	—	—	4,999	(6)
Total securities with unrealized losses(1)	$308,034	$(1,189)	$—	$—	$308,034	$(1,189)

(1)	The number of investment positions with unrealized losses totaled 142.

Management evaluates whether securities available for sale are OTTI on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that it will be required to sell such security before any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and then-current fair value.

A security is also OTTI if management does not expect to recover all of the amortized cost of the security. In this circumstance, the impairment recognized in earnings represents estimated credit loss, and is measured by the difference between the present value of expected cash flows and the amortized cost of the security. Management utilizes cash flow models to estimate the expected future cash flow from the securities to estimate the credit loss when necessary. Expected cash flows are discounted using the security's effective interest rate.

The evaluation of whether the Company expects to recover the amortized cost of a security is inherently judgmental. The evaluation includes the assessment of several security performance indicators, including the magnitude and duration of the unrealized loss and whether the Company has received all scheduled principal and interest payments. There were no impairment charges recognized during the first nine months of 2015.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of securities available for sale at September 30, 2015, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Corporate debt securities	$28,120	$221,993	$—	$—	$250,113
Asset-backed securities	—	54,959	—	—	54,959
U.S. agency securities	—	20,603	—	—	20,603
Municipal securities	—	5,843	—	—	5,843
Other securities	—	7,001	—	—	7,001
Total fair value	$28,120	$310,399	$—	$—	$338,519
Total amortized cost	$28,151	$311,540	$—	$—	$339,691

Proceeds and gross realized gains and losses from sales of securities available for sale are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Proceeds	$59,689	$63,198
Gross realized gains	$58	$58
Gross realized losses	$—	$1

5. Loans, Notes and Certificates, and Loan Servicing Rights

Loans, Notes and Certificates

At September 30, 2015 and December 31, 2014, loans, notes and certificates measured at fair value on a recurring basis were as follows:

	Loans		Notes and Certificates
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Aggregate principal balance outstanding	$4,149,442	$2,836,729	$4,175,947	$2,851,837
Net fair value adjustments	(80,468)	(38,224)	(80,466)	(38,219)
Fair value	$4,068,974	$2,798,505	$4,095,481	$2,813,618
Original term	12 - 60 months	12 - 60 months
Interest rates (fixed)	4.99% - 29.90%	5.79% - 29.90%
Maturity dates	≤ September 2020	≤ December 2019

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

We place loans on non-accrual status at the earlier of 120 days past due or when the Compay is notified that borrowers have filed for bankruptcy or are deceased. At September 30, 2015 and December 31, 2014, loans that were 90 days or more past due (including non-accrual loans) were as follows:

	September 30, 2015		December 31, 2014
	> 90 days past due	Non-accrual loans(1)	> 90 days past due	Non-accrual loans(1)
Outstanding principal balance	$28,716	$1,174	$19,790	$1,373
Net fair value adjustments	(27,102)	(1,091)	(18,825)	(1,289)
Fair value	$1,614	$83	$965	$84
# of loans (not in thousands)	2,512	94	1,797	125

(1)	Includes all loans for which the Company has been notified that the borrower has filed for bankruptcy or is deceased, or that were 120 days or more past due.

Loan Servicing Rights

Loan servicing assets and liabilities related to retained servicing rights are recorded at fair value in “Other assets” and “Accrued expenses and other liabilities,” respectively. At September 30, 2015, loans underlying loan servicing rights had a total outstanding principal balance of $3.548 billion, original terms between 3 and 84 months, monthly payments with interest rates ranging from 2.99% to 33.15% and maturity dates through September 2022. At December 31, 2014, loans underlying loan servicing rights had a total outstanding principal balance of $1.872 billion, original terms between 12 and 60 months, monthly payments with fixed interest rates ranging from 5.90% to 33.15% and maturity dates through December 2019.

6. Fair Value of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, see "Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies" in the Annual Report. The Company did not transfer any assets or liabilities in or out of level 3 during the third quarter and first nine months of 2015 or the year ended December 31, 2014.

Financial Instruments Recorded at Fair Value

See "Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies" in the Company's Annual Report for a description of the fair value methodology for loans, notes and certificates. In the third quarter of 2015, the Company incorporated cumulative prepayments into the valuation of loans, notes and certificates to better reflect a market participant's view of valuation assumptions underlying unsecured consumer credit obligations. Prior to the third quarter, the effect of prepayments was reflected through an effective adjustment to the discount rates used in the fair value methodology. Cumulative prepayments are estimates of the cumulative amount of principal prepayments that will occur over the entire life of a loan expressed as a percentage of the original principal amount of the loan. The assumption regarding cumulative prepayments reduces the projected balances and expected terms of the loans, notes and certificates.

When available, the Company uses quoted prices in active markets to measure the fair value of securities available for sale. When utilizing market data and bid-ask spreads, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of securities available for sale. The Company's primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information, such as yields for similar types of securities (a benchmark interest rate plus observable

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

spreads) and weighted-average maturity for the same or similar "to-be-issued" securities. The Company compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

September 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans	$—	$—	$4,068,974	$4,068,974
Securities available for sale:
Corporate debt securities	—	250,113	—	250,113
Asset-backed securities	—	54,959	—	54,959
U.S. agency securities	—	20,603	—	20,603
Municipal securities	—	5,843	—	5,843
Other securities	—	7,001	—	7,001
Total securities available for sale	—	338,519	—	338,519
Servicing assets	—	—	7,249	7,249
Total assets	$—	$338,519	$4,076,223	$4,414,742

Liabilities:
Notes and certificates	$—	$—	$4,095,481	$4,095,481
Servicing liabilities	—	—	4,394	4,394
Total liabilities	$—	$—	$4,099,875	$4,099,875

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans	$—	$—	$2,798,505	$2,798,505
Servicing assets	—	—	2,181	2,181
Total assets	$—	$—	$2,800,686	$2,800,686

Liabilities:
Notes and certificates	$—	$—	$2,813,618	$2,813,618
Servicing liabilities	—	—	3,973	3,973
Total liabilities	$—	$—	$2,817,591	$2,817,591

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for our level 3 fair value measurements at September 30, 2015 and December 31, 2014:

		September 30, 2015
		Range of Inputs
Financial Instrument	Unobservable Input	Minimum	Maximum	Weighted- Average
Loans, notes and certificates	Discount rates	3.5%	17.5%	8.9%
	Net cumulative expected loss rates	0.3%	22.0%	9.7%
	Cumulative prepayment rates	21.9%	38.5%	27.7%

Servicing asset/liability	Discount rates	3.5%	20.5%	9.6%
	Net cumulative expected loss rates	0.3%	21.5%	8.7%
	Cumulative prepayment rates	8.4%	48.7%	29.0%
	Base market servicing rates (% per annum on unpaid principal balance)(1)	0.50%	0.75%	0.50%

		December 31, 2014
		Range of Inputs
Financial Instrument	Unobservable Input	Minimum	Maximum	Weighted- Average
Loans, notes and certificates	Discount rates	5.2%	17.4%	10.1%
	Net cumulative expected loss rates	0.3%	22.0%	10.0%

Servicing asset/liability	Discount rates	5.3%	23.7%	10.7%
	Net cumulative expected loss rates	0.3%	22.0%	10.2%
	Cumulative prepayment rates	16.5%	26.7%	20.0%
	Base market servicing rates (% per annum on unpaid principal balance)(1)	0.50%	0.70%	0.50%
(1) Excludes ancillary fees charged to investors that would be passed on to a third-party servicer.

At September 30, 2015, the discounted cash flow methodology used to estimate the notes and certificates fair values used the same projected cash flows as the related loans. As demonstrated in the following table, the fair value adjustments for loans were largely offset by the fair value adjustments of the notes and certificates due to the member payment dependent design of the notes and certificates and because the principal balances of the loans were very close to the combined principal balances of the notes and certificates.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present additional information about level 3 loans, notes and certificates, each measured at fair value on a recurring basis, for the third quarters and first nine months of 2015 and 2014:

	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at June 30, 2015	$3,694,823	$(57,440)	$3,637,383	$3,717,556	$(57,432)	$3,660,124
Purchases of loans	1,946,455	—	1,946,455	—	—	—
Issuances of notes and certificates	—	—	—	991,926	—	991,926
Whole loan sales	(954,770)	—	(954,770)	—	—	—
Principal payments	(481,701)	—	(481,701)	(478,189)	—	(478,189)
Charge-offs	(55,365)	55,365	—	(55,346)	55,346	—
Recoveries	—	(5,919)	(5,919)	—	(5,867)	(5,867)
Change in fair value recorded in earnings	—	(72,474)	(72,474)	—	(72,513)	(72,513)
Ending balance at September 30, 2015	$4,149,442	$(80,468)	$4,068,974	$4,175,947	$(80,466)	$4,095,481

	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at June 30, 2014	$2,351,515	$(25,313)	$2,326,202	$2,361,902	$(25,307)	$2,336,595
Purchases of loans	994,497	—	994,497	—	—	—
Issuances of notes and certificates	—	—	—	532,034	—	532,034
Whole loan sales	(462,523)	—	(462,523)	—	—	—
Principal payments	(288,102)	—	(288,102)	(280,643)	—	(280,643)
Charge-offs	(28,910)	28,910	—	(28,852)	28,852	—
Recoveries	—	(2,594)	(2,594)	—	(2,589)	(2,589)
Change in fair value recorded in earnings	—	(33,809)	(33,809)	—	(33,757)	(33,757)
Ending balance at September 30, 2014	$2,566,477	$(32,806)	$2,533,671	$2,584,441	$(32,801)	$2,551,640

	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at December 31, 2014	$2,836,729	$(38,224)	$2,798,505	$2,851,837	$(38,219)	$2,813,618
Purchases of loans	5,075,044	—	5,075,044	—	—	—
Issuances of notes and certificates	—	—	—	2,736,667	—	2,736,667
Whole loan sales	(2,338,346)	—	(2,338,346)	—	—	—
Principal payments	(1,280,005)	—	(1,280,005)	(1,268,622)	—	(1,268,622)
Charge-offs	(143,980)	143,980	—	(143,935)	143,935	—
Recoveries	—	(13,729)	(13,729)	—	(13,653)	(13,653)
Change in fair value recorded in earnings	—	(172,495)	(172,495)	—	(172,529)	(172,529)
Ending balance at September 30, 2015	$4,149,442	$(80,468)	$4,068,974	$4,175,947	$(80,466)	$4,095,481

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at December 31, 2013	$1,849,042	$(20,000)	$1,829,042	$1,859,982	$(19,992)	$1,839,990
Purchases of loans	2,628,758	—	2,628,758	—	—	—
Issuances of notes and certificates	—	—	—	1,534,011	—	1,534,011
Whole loan sales	(1,094,482)	—	(1,094,482)	—	—	—
Principal payments	(739,506)	—	(739,506)	(732,343)	—	(732,343)
Charge-offs	(77,335)	77,335	—	(77,209)	77,209	—
Recoveries	—	(5,178)	(5,178)	—	(5,153)	(5,153)
Change in fair value recorded in earnings	—	(84,963)	(84,963)	—	(84,865)	(84,865)
Ending balance at September 30, 2014	$2,566,477	$(32,806)	$2,533,671	$2,584,441	$(32,801)	$2,551,640

The following table presents additional information about level 3 servicing assets and liabilities measured at fair value on a recurring basis for the third quarters and first nine months of 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$5,225	$4,831	$1,034	$2,736
Issuances (1)	3,092	1,402	481	1,809
Changes in fair value, included in servicing fees	(1,436)	(1,839)	(182)	(833)
Additions, included in deferred revenue	368	—	187	—
Fair value at end of period	$7,249	$4,394	$1,520	$3,712

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$2,181	$3,973	$534	$936
Issuances (1)	6,476	4,340	1,355	3,464
Changes in fair value, included in servicing fees	(2,467)	(3,919)	(841)	(688)
Additions, included in deferred revenue	1,059	—	472	—
Fair value at end of period	$7,249	$4,394	$1,520	$3,712

(1)	Represents the offsets to the gains or losses on sales of the related loans, recorded in other revenue (expense).

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Certain fair valuation adjustments recorded through earnings were related to level 3 instruments for the third quarters and first nine months of 2015 and 2014. Generally, changes in the net cumulative expected loss rates, cumulative prepayment rates, and discount rates will have an immaterial net impact on the fair value of loans, notes and certificates, and servicing assets and liabilities.

Certain of these unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, notes and certificates, or servicing assets and liabilities, a change in one input in a certain direction may be offset by an opposite change from another input.

A specific loan that is projected to have larger future default losses than previously estimated has lower expected future cash flows over its remaining life, which reduces its estimated fair value. Conversely, a specific loan that is projected to have smaller future default losses than previously estimated has increased expected future cash flows over its remaining life, which increases its fair value. Separately, an increase in expected prepayments will reduce the estimated fair value of a loan, whereas a decrease in expected prepayments will increase the estimated fair value of a loan.

Our selection of the most representative base market servicing rates for servicing assets and servicing liabilities is inherently judgmental. We reviewed third-party servicing rates for our loans and loans in similar credit sectors, as well as a market servicing benchmarking analysis provided by a third-party valuation firm, and determined that base market servicing rates on our products ranging from 0.40% to 0.75% per anum of outstanding principal are reasonable estimates as of September 30, 2015. The table below shows the estimated impact on the estimated fair value of servicing assets and liabilities, calculated using different base market servicing rate assumptions as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Weighted-average base market servicing rate assumptions	0.50%	0.50%	0.50%	0.50%
Change in fair value from:
Servicing rate increase to 0.60%	$(2,566)	$1,764	$(915)	$1,416
Servicing rate decrease to 0.40%	$2,682	$(1,649)	$965	$(1,366)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

September 30, 2015	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents	$579,206	$—	$579,206	$—	$579,206
Restricted cash	159,216	—	159,216	—	159,216
Deposits	763	—	763	—	763
Total assets	$739,185	$—	$739,185	$—	$739,185
Liabilities:
Accounts payable	$3,756	$—	$3,756	$—	$3,756
Payables to investors	150,880	—	150,880	—	150,880
Total liabilities	$154,636	$—	$154,636	$—	$154,636

December 31, 2014	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents	$869,780	$—	$869,780	$—	$869,780
Restricted cash	46,763	—	46,763	—	46,763
Deposits	657	—	657	—	657
Total assets	$917,200	$—	$917,200	$—	$917,200
Liabilities:
Accounts payable	$5,892	$—	$5,892	$—	$5,892
Payables to investors	38,741	—	38,741	—	38,741
Total liabilities	$44,633	$—	$44,633	$—	$44,633

7. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	September 30, 2015	December 31, 2014
Internally developed software	$34,107	$16,023
Computer equipment	12,169	7,929
Leasehold improvements	8,868	4,802
Purchased software	4,843	3,326
Furniture and fixtures	4,232	2,405
Construction in progress	2,165	549
Total property, equipment and software	66,384	35,034
Accumulated depreciation and amortization	(19,288)	(7,983)
Total property, equipment and software, net	$47,096	$27,051

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Depreciation and amortization expense on property, equipment and software was $4.5 million and $1.8 million for the third quarters of 2015 and 2014, respectively. Depreciation and amortization expense on property, equipment and software was $11.4 million and $4.1 million for the first nine months of 2015 and 2014, respectively.

8. Other Assets

Other assets consist of the following:

	September 30, 2015	December 31, 2014
Prepaid expenses	$8,829	$6,807
Loan servicing assets at fair value	7,249	2,181
Accounts receivable	3,322	1,744
Deferred acquisition compensation	1,815	2,695
Deposits	763	657
Receivable from investors	568	155
Other	2,133	93
Total other assets	$24,679	$14,332

9. Intangible Assets and Goodwill

Intangible Assets

The Company's intangible asset balance was $32.2 million and $36.3 million at September 30, 2015 and December 31, 2014, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2015 was $1.3 million and $4.1 million, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2014 was $1.4 million and $2.5 million, respectively.

Goodwill

The Company’s annual goodwill impairment testing date is April 1. In testing for potential impairment of goodwill on April 1, 2015, management performed an assessment of each of the Company’s goodwill reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and concluded that goodwill was not impaired.

The Company's goodwill balance of $72.7 million at September 30, 2015, did not significantly change during the third quarter and first nine months of 2015. We did not record any goodwill impairment expense for the third quarter and first nine months of 2015 or 2014.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

10. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2015	December 31, 2014
Accrued compensation	$23,142	$13,659
Accrued expenses	12,818	6,220
Loan servicing liabilities at fair value	4,394	3,973
Deferred rent	4,150	1,377
Deferred tax liability	3,587	1,332
Deferred revenue	1,817	759
Loan funding payables	831	—
Contingent liabilities	810	1,995
Payable to issuing bank	703	267
Transaction fee refund reserve	672	828
Early stock option exercise and other equity-related liabilities	333	392
Other	880	818
Total accrued expenses and other liabilities	$54,137	$31,620

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents other cumulative gains and losses that are not reflected in earnings. The components of other comprehensive loss are as follows:

Three Months Ended September 30,	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized loss on securities available for sale	$(341)	$—	$(341)	$—	$—	$—
Other comprehensive loss	$(341)	$—	$(341)	$—	$—	$—

Nine Months Ended September 30,	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized loss on securities available for sale	$(1,172)	$—	$(1,172)	$—	$—	$—
Other comprehensive loss	$(1,172)	$—	$(1,172)	$—	$—	$—

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Accumulated other comprehensive loss balances are as follows:

Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$—
Change in net unrealized loss on securities available for sale	(1,172)
Balance at September 30, 2015	$(1,172)

The Company did not have any items of other comprehensive income (loss) during the first nine months of 2014.

12. Employee Incentive and Retirement Plans

The Company’s equity incentive plans provide for granting stock options and restricted stock units (RSUs) to employees, consultants, officers and directors. In addition, the Company offers a retirement plan and an Employee Stock Purchase Plan (ESPP) to eligible employees.

Stock-based compensation expense was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$8,101	$6,996	$23,314	$19,484
ESPP	491	—	1,416	—
RSUs	3,037	—	5,262	—
Stock issued related to acquisition	1,850	3,541	7,566	6,405
Total stock-based compensation expense	$13,479	$10,537	$37,558	$25,889

The following table presents the Company's stock-based compensation expense recorded in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales and marketing	$2,048	$912	$5,373	$5,029
Origination and servicing	817	599	2,405	1,427
General and administrative:
Engineering and product development	2,554	1,492	6,392	3,487
Other	8,060	7,534	23,388	15,946
Total stock-based compensation expense	$13,479	$10,537	$37,558	$25,889

Additionally, we capitalized $1.3 million and $0.6 million of stock-based compensation expense associated with the cost of developing software for internal use during the third quarters of 2015 and 2014, respectively. We capitalized $3.1 million and $1.2 million of stock-based compensation expense associated with the cost of developing software for internal use during the first nine months of 2015 and 2014, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Stock Options

There were no significant changes to the Company's incentive plans or valuation methodology for stock options during the third quarter and first nine months of 2015.

The Company used the following assumptions in the Black-Scholes option pricing model to estimate the fair value of stock options granted during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected dividend yield	—	—	—	—
Weighted-average assumed stock price volatility	48.7%	50.5%	49.4%	54.0%
Weighted-average risk-free rate	1.67%	1.87%	1.61%	1.91%
Weighted-average expected life (in years)	6.25	6.25	6.25	6.38

The following table summarizes the activities for the Company's stock options during the first nine months of 2015:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	57,386,829	$3.15
Options granted	1,164,929	$20.00
Options exercised	(5,407,540)	$1.46
Options forfeited/expired	(1,844,875)	$6.45
Outstanding at September 30, 2015	51,299,343	$3.59	7.3	$503,203
Vested and expected to vest at September 30, 2015	50,807,451	$3.54	7.3	$500,401
Exercisable at September 30, 2015	26,216,233	$1.58	6.5	$306,781

For the first nine months of 2015, we granted service-based stock options to purchase 1,164,929 shares of common stock with a weighted average exercise price of $20.00 per share, a weighted average grant date fair value of $9.80 per option share and an aggregate estimated fair value of $11.4 million. For the first nine months of 2014, we granted service-based stock options to purchase 18,511,572 shares of common stock with a weighted average exercise price of $5.91 per option share, a weighted average grant date fair value of $4.37 per share and a total estimated fair value of $81.0 million.

Options to purchase 5,407,540 shares with a total intrinsic value of $75.3 million were exercised during the first nine months of 2015. Options to purchase 5,638,830 shares with a total intrinsic value of $40.4 million were exercised during the first nine months of 2014.

The total grant date fair value of stock options vested during the first nine months of 2015 and 2014 was $26.0 million and $14.7 million, respectively. For the first nine months of 2014, we incurred $3.0 million of expense for the accelerated vesting of stock options for a terminated employee that was accounted for as a stock option modification. We did not accelerate vesting of any stock options during the third quarter and first nine months of 2015.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

As of September 30, 2015 total unrecognized compensation cost was $100.8 million, which is expected to be recognized over the next 2.6 years.

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

Restricted Stock Units

During the first quarter of 2015, the Company began issuing RSUs to certain employees, officers, and directors. The following table summarizes the activities for the Company's RSUs during the first nine months of 2015:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
RSUs granted	3,518,967	$16.60
RSUs vested	(99,300)	$20.29
RSUs forfeited/expired	(106,694)	$19.53
Unvested at September 30, 2015	3,312,973	$16.39
Expected to vest after September 30, 2015	3,177,419	$16.42

For the first nine months of 2015, we granted 3,518,967 RSUs with an aggregate fair value of $58.4 million.

As of September 30, 2015, there was $54.3 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 3.6 years.

Employee Stock Purchase Plan

Under the Company’s ESPP, eligible employees can purchase shares of the Company’s common stock using amounts withheld through payroll deductions, subject to plan limitations. Payroll deductions are accumulated during six-month offering periods. The purchase price for each share of common stock is 85% of the lower of the fair market value of the common stock on the first business day of the offering period or on the last business day of the offering period. During the third quarter of 2015, the Company did not purchase any shares under the ESPP. The Company's employees purchased 211,256 shares under the ESPP during the first nine months of 2015. As of September 30, 2015, a total of 2,788,744 shares of common stock were reserved for issuance under the ESPP.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The fair value of stock purchase rights granted to employees under the ESPP is measured on the grant date using the Black-Scholes option pricing model. The compensation expense related to ESPP purchase rights is recognized on a straight-line basis, net of estimated forfeitures, over the six-month requisite service period. We used the following assumptions in estimating the fair value of the grant under the ESPP on June 11, 2015, which are derived using the same methodology applied to stock option assumptions:

Expected dividend yield	—
Weighted-average assumed stock price volatility	38.8%
Weighted-average risk-free rate	0.10%
Weighted-average expected life (in years)	0.42

13. Income Taxes

For the third quarter and first nine months of 2015 we recorded income tax expense of $1.2 million and $2.2 million, respectively, due to the recognition of the amortization of tax deductible goodwill that gives rise to an indefinite-lived deferred tax liability. Income tax expense was $0.4 million and $1.1 million for the third quarter and first nine months of 2014, respectively.

The Company continues to recognize a full valuation allowance against deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of September 30, 2015, the valuation allowance was $41.3 million.

14. Commitments and Contingencies

Operating Lease Commitments

The Company's corporate headquarters are located in San Francisco, California, and consist of approximately 155,000 square feet of space under lease agreements, most of which expire in June 2022. Under these lease agreements, the Company has an option to extend nearly all of the space for five years.

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

The Company has additional leased office space of approximately 26,000 square feet in Westborough, Massachusetts, under a lease agreement that expires in July 2021.

Total facilities rental expense for the third quarter and first nine months of 2015 was $2.0 million and $5.0 million, respectively. Total facilities rental expense for the third quarter and first nine months of 2014 was $1.0 million and $2.5 million, respectively. Minimum lease payments for the third quarter and first nine months of 2015 were $1.5 million and $4.1 million, respectively. Minimum lease payments for the third quarter and first nine months of 2014 were $0.9 million and $2.2 million, respectively. As of September 30, 2015, we have pledged $0.7 million of cash as a security deposit under these lease agreements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Expected annual minimum rental payments under these leases at September 30, 2015, are as follows:

(in millions)	Minimum Rental Payments
2015	$1.9
2016	11.4
2017	14.1
2018	15.1
2019	14.6
Thereafter	71.1
Total	$128.2

Loan Funding and Purchase Commitments

The Company commits to fund loans resulting from our direct marketing efforts if such loans are not otherwise funded by investors on our platform. During the third quarter and first nine months of 2015, the Company was not required to fund any such loans. Additionally, loans in the process of being facilitated and originated by our issuing bank partner at September 30, 2015, were fully funded in October 2015 and the Company was not required to fund any of these loans.

Springstone has a commitment to purchase certain loans that it facilitates that are originated by an issuing bank partner if Springstone cannot arrange investors to purchase such loans. In connection with this arrangement, in June 2014 the Company entered into a contingent purchase agreement with the issuing bank and a third-party investor who agreed to purchase 100% participation interests in certain loans originated by the issuing bank through the Springstone platform. In March 2015, this agreement was extended to January 2016. The Company's contingent purchase commitment provides that if the third-party investor defaults on its purchase obligation then the Company will purchase such loans from the issuing bank. The remaining limit of this contingent loan purchase commitment under the March 2015 agreement was $32.2 million at September 30, 2015.

In July 2015, the issuing bank, the Company and a second third-party investor entered into a second loan participation purchase agreement with respect to the same type of loans covered by the March 2015 agreement. With respect to this second agreement, the Company also has a contingent purchase obligation in the event that the second third-party investor defaults on its purchase obligation. Although this second agreement does not have a purchase limit, Springstone may cease facilitating loans that are subject to these purchase commitments upon proper notice to the issuing bank.

During the third quarter and first nine months of 2015 we were not required to purchase any loan participation interests pursuant to these contingent purchase commitments. The Company does not anticipate that the Company will be required to purchase loan participation interests under these commitments.

Credit Support Agreement

We are subject to a credit support agreement with a certificate investor. The credit support agreement requires us to pledge and restrict cash in support of our contingent obligation to reimburse the investor for credit losses on loans underlying the investor’s certificates that are in excess of a specified, aggregate loss threshold. We are contingently obligated to pledge cash, not to exceed $5.0 million, to support this contingent obligation. As of September 30, 2015, and December 31, 2014, approximately $3.4 million was pledged and restricted to support this contingent obligation.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

As of September 30, 2015, the credit losses pertaining to the investor’s certificates have not exceeded the specified threshold, nor are future credit losses expected to exceed the specified threshold, and thus no liability has been recorded. We currently do not anticipate recording losses under this credit support agreement. If losses related to the credit support agreement are later determined to be likely to occur and are estimable, results of operations could be affected in the period in which such losses are recorded.

Loan Purchase Obligation

Under our loan account program with WebBank, a Utah-chartered industrial bank that serves as our primary issuing bank, WebBank retains ownership of the loans facilitated through our marketplace for two business days after origination. As part of this arrangement, we have committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of September 30, 2015, we were committed to purchase loans with an outstanding principal balance of $14.0 million at par plus accrued interest. At December 31, 2014, we were committed to purchase loans with an outstanding principal balance of $4.1 million at par plus accrued interest.

Legal

On June 5, 2014, Springstone received a Civil Investigative Demand from the Consumer Financial Protection Bureau, referred to as CFPB, related to the period from 2009 through May 2014. The purpose of the investigation was to determine whether Springstone engaged in unlawful acts or practices in connection with the marketing, issuance, and servicing of loans for certain healthcare related financings during the period. On August 19, 2015, Springstone agreed to settle with the CFPB related to the CFPB's concerns about possible borrower confusion of the terms of a deferred interest product, which was terminated by the Company in December 2014. To resolve this matter, Springstone agreed to pay restitution of $700 thousand to certain borrowers under the Springstone finance program between 2009 and 2014. The settlement amount has been recorded as a liability as of September 30, 2015. The settlement amount is fully covered by the indemnification provisions of the Springstone purchase agreement and, therefore, did not result in an adverse financial charge to the Company.

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

The deposits made by related parties whose transactions totaled $120 thousand or more were $500 thousand during the third quarter of 2014 and $750 thousand and $1.65 million during the first nine months of 2015 and 2014, respectively. There were no deposits made by related parties during the third quarter of 2015. The withdrawals made by related parties whose transactions totaled $120 thousand or more were $99 thousand and $22 thousand during the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

third quarters of 2015 and 2014, respectively, and $553 thousand and $132 thousand during the first nine months of 2015 and 2014, respectively.

17. Springstone Acquisition

In April 2015, we completed the allocation of the purchase price of our acquisition of Springstone to acquired assets and liabilities. There were no material adjustments to the preliminary purchase price allocation as included in "Part II - Item 8 - Financial Statements and Supplementary Data - Note 17 - Springstone Acquisition" in our Annual Report.
The following 2014 pro forma financial information summarizes the combined results of operations for Lending Club and Springstone, as though the companies were originally combined as of January 1, 2013. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred as of January 1, 2013, nor is it indicative of future operating results. The pro forma results presented below include interest expense on the debt financing, amortization of acquired intangible assets, compensation expense related to the post-acquisition compensation arrangements entered into with the continuing employees, and tax expense. Results for the third quarter and first nine months of 2015, as presented in the Condensed Consolidated Statements of Operations, reflect consolidated results, including Springstone, for the full period.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Total net revenue	$56,074	$148,317
Net loss	$(5,947)	$(21,403)
Basic net loss per share attributable to common stockholders	$(0.10)	$(0.37)
Diluted net loss per share attributable to common stockholders	$(0.10)	$(0.37)

18. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2015, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

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

Since beginning operations in 2007, our marketplace has facilitated $13.4 billion in loan originations. These loans were facilitated through the following investment channels: (i) the issuance of notes, (ii) the sale of certificates, or (iii) the sale of whole loans to qualified investors. In the third quarter of 2015, our marketplace facilitated $2.2 billion of loan originations, of which approximately $0.3 billion were invested in through notes, $0.7 billion were invested in through certificates and $1.2 billion were invested in through whole loan sales.

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

Our marketplace is where borrowers and investors engage in transactions relating to standard or custom program loans. Standard program loans which are part of the publicly available program, are three- or five-year unsecured personal loans that are offered to borrowers with a FICO score of at least 660 and that meet other strict credit criteria. These loans can be invested in through the purchase of notes issued pursuant to a note registration statement, and are only available through our website. Separately, qualified investors may also invest in standard program loans in private transactions not facilitated through our website. Custom program loans are only invested in through private transactions with qualified investors, for which notes are not available and loans are not facilitated through our website. Custom program loans include secured and unsecured small business loans, super prime consumer loans, loans facilitated by our lending platform program, education and patient finance loans and personal loans that do not meet the requirements of standard program loans.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Generally, the transaction fees we receive from our issuing banks in connection with our marketplace’s role in facilitating loan originations range from 1% to 6% of the initial principal amount of the loan as of September 30, 2015. For education and patient finance loans, transaction fees we receive from education and patient service providers may exceed 6%. Servicing fees paid to us vary based on investment channel. Note investors generally pay us a servicing fee equal to 1% of payment amounts received from the borrower; whole loan purchasers pay a monthly servicing fee up to 1.3% per annum on the month-end principal balance of loans serviced and certificate holders generally pay a monthly management fee up to 1.5% per annum of the month-end balance of assets under management.

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

Certificates and Investment Funds: Accredited investors and qualified purchasers may establish a relationship with LCA or another third-party advisor in order to indirectly invest in certificates, or they may directly purchase a certificate or a limited partnership interest in one of six private funds that purchase certificates. The certificates are issued by the Trust and are unsecured and settled with cash flows from underlying loans selected by the investor. Neither certificates nor limited partnership interests can be purchased through our website. Certificate investors typically seek to invest larger amounts as compared to the average note investors and often desire a more “hands off” approach to investing. Investors in certificates generally pay an asset-based management fee instead of cash flow-based servicing fee paid by note investors.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Key Operating and Financial Metrics

We regularly review a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loan originations	$2,235,647	$1,165,226	$5,782,496	$2,962,520
Operating revenue(1)	$115,062	$56,538	$292,226	$143,861
Contribution(2)	$55,393	$26,881	$134,302	$63,374
Contribution margin(2)	48.1%	47.5%	46.0%	44.1%
Adjusted EBITDA(2)	$21,157	$7,517	$45,202	$13,384
Adjusted EBITDA margin(2)	18.4%	13.3%	15.5%	9.3%
Net income (loss)	$950	$(7,371)	$(9,564)	$(23,857)

(1)	See "Factors That Can Affect Revenue" for more information regarding operating revenue.

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

Effectiveness of Scoring Models

Our ability to attract borrowers and investors to our marketplace is significantly dependent on our platform's ability to effectively evaluate a borrower’s credit profile and likelihood of default. We evaluate our marketplace’s credit decisioning and scoring models on a regular basis and leverage the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate to continually improve the models. If we are unable to effectively evaluate borrowers’ credit worthiness, borrowers and investors may lose confidence in our marketplace. Additionally, our ability to effectively segment borrowers into relative risk profiles impacts our ability to offer attractive interest rates for borrowers as well as our ability to offer investors attractive risk-adjusted returns, both of which directly relate to our users’ confidence in our marketplace. Our marketplace's credit decisioning and scoring models assign each loan offered on our marketplace a corresponding interest rate and origination fee. Our investors’ returns are a function of the assigned interest rates for each particular loan invested in less any defaults over the term of the applicable loan. We believe we have a history of effectively evaluating borrowers' credit worthiness and likelihood of defaults, as evidenced by the performance of various loan vintages facilitated through our marketplace. The following charts display the historical lifetime cumulative net charge-off rates through September 30, 2015, by booking year, for all grades and 36 or 60 month terms of standard program loans for each of the years shown.

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

Regulatory Environment

The regulatory environment for credit and online marketplaces such as ours is evolving and uncertain, creating both challenges and opportunities that could affect our financial performance. We expect to continue to spend significant resources to comply with various federal and state laws and various licensing requirements designed to, among other things, protect borrowers (such as truth in lending, equal credit opportunity, fair credit reporting and fair debt collections practices) and investors. Our marketplace incorporates a number of automated features to help comply with these laws in an efficient and cost effective manner. While new laws and regulations or changes under existing laws and regulations could make facilitating loans or investment opportunities more difficult to achieve on acceptable terms, or at all, these events could also provide new product and market opportunities. In July 2015, the U.S. Treasury Department issued a request for information (RFI) regarding various business models and products offered by online credit participants, the potential for online marketplace lending to expand access to credit to historically underserved borrowers and how the financial regulatory framework should evolve to support the safe growth of the industry. We, along with many other interested groups, submitted responses to the Treasury's RFI by the September 30, 2015 deadline. Although the Treasury Department is in the information-gathering stage and no interpretive guidance has been released, there is a possibility that our business may become subject to additional or different regulations in the future. To the extent we seek to grow internationally, we would become subject to additional foreign regulation and related compliance requirements and expense.

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

Given these factors, at any point in time we have loan applications in various stages from initial application through issuance. Depending upon the timing and impact of these factors, loans may not be issued by our issuing bank in the same period in which the corresponding application was originally made resulting in a portion of that subsequent period's revenue being earned from loan applications that were initiated in the immediately prior period. Consistent with our revenue recognition accounting policy under GAAP, we do not recognize the associated transaction fee revenue with a loan until the loan is issued by our issuing bank and the proceeds are delivered by the bank to the borrower.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations

The following tables set forth the Condensed Consolidated Statements of Operations data for each of the periods presented:

	Three Months Ended September 30,
	2015	2014	Change ($)	Change (%)
Operating revenues:
Transaction fees	$100,420	$52,622	$47,798	91%
Servicing fees	8,999	3,053	5,946	195%
Management fees	2,900	1,608	1,292	80%
Other revenue (expense)	2,743	(745)	3,488	N/M
Total operating revenue	115,062	56,538	58,524	104%
Net interest income (expense) after fair value adjustments	1,214	(474)	1,688	N/M
Total net revenue	116,276	56,064	60,212	107%
Operating expenses (1):
Sales and marketing	44,961	21,001	23,960	114%
Origination and servicing	17,573	10,167	7,406	73%
General and administrative:
Engineering and product development	18,320	9,235	9,085	98%
Other	33,239	22,613	10,626	47%
Total operating expenses	114,093	63,016	51,077	81%
Income (loss) before income tax expense	2,183	(6,952)	9,135	131%
Income tax expense	1,233	419	814	194%
Net income (loss)	$950	$(7,371)	$8,321	113%
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,
	2015	2014	Change ($)	Change (%)
Sales and marketing	$2,048	$912	$1,136	125%
Origination and servicing	817	599	218	36%
General and administrative:
Engineering and product development	2,554	1,492	1,062	71%
Other	8,060	7,534	526	7%
Total stock-based compensation expense	$13,479	$10,537	$2,942	28%
N/M - Not meaningful.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2015	2014	Change ($)	Change (%)
Operating revenues:
Transaction fees	$258,553	$133,835	$124,718	93%
Servicing fees	20,870	6,301	14,569	N/M
Management fees	7,663	4,163	3,500	84%
Other revenue (expense)	5,140	(438)	5,578	N/M
Total operating revenue	292,226	143,861	148,365	103%
Net interest income (expense) after fair value adjustments	2,199	(854)	3,053	N/M
Total net revenue	294,425	143,007	151,418	106%
Operating expenses(1):
Sales and marketing	120,162	60,808	59,354	98%
Origination and servicing	45,540	26,135	19,405	74%
General and administrative:
Engineering and product development	46,710	22,987	23,723	103%
Other	89,328	55,875	33,453	60%
Total operating expenses	301,740	165,805	135,935	82%
Loss before income tax expense	(7,315)	(22,798)	15,483	(68)%
Income tax expense	2,249	1,059	1,190	112%
Net loss	$(9,564)	$(23,857)	$14,293	(60)%
(1)    Includes stock-based compensation expense as follows:

	Nine Months Ended September 30,
	2015	2014	Change ($)	Change (%)
Sales and marketing	$5,373	$5,029	$344	7%
Origination and servicing	2,405	1,427	978	69%
General and administrative:
Engineering and product development	6,392	3,487	2,905	83%
Other	23,388	15,946	7,442	47%
Total stock-based compensation expense	$37,558	$25,889	$11,669	45%
N/M - Not meaningful.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

	Three Months Ended September 30,
	2015	2014	Change ($)	Change (%)
Transaction fees	$100,420	$52,622	$47,798	91%
Servicing fees	8,999	3,053	5,946	195%
Management fees	2,900	1,608	1,292	80%
Other revenue (expense)	2,743	(745)	3,488	N/M
Total operating revenue	115,062	56,538	58,524	104%
Net interest income (expense) after fair value adjustments	1,214	(474)	1,688	N/M
Total net revenue	$116,276	$56,064	$60,212	107%

	Nine Months Ended September 30,
	2015	2014	Change ($)	Change (%)
Transaction fees	$258,553	$133,835	$124,718	93%
Servicing fees	20,870	6,301	14,569	N/M
Management fees	7,663	4,163	3,500	84%
Other revenue (expense)	5,140	(438)	5,578	N/M
Total operating revenue	292,226	143,861	148,365	103%
Net interest income (expense) after fair value adjustments	2,199	(854)	3,053	N/M
Total net revenue	$294,425	$143,007	$151,418	106%
N/M - Not meaningful.

Our primary sources of net revenue consist of fees received for transactions through or related to our marketplace and include transaction, servicing and management fees.

Transaction Fees: Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform through our marketplace's role in facilitating loan originations. The amount of these fees is based upon the terms of the loan, including grade, rate, term and other factors. These fees are recognized as a component of operating revenue at the time of loan issuance.

Transaction fees were $100.4 million and $52.6 million for the third quarters of 2015 and 2014, respectively, an increase of 91%. The increase was primarily due to an increase in loans facilitated through our marketplace from $1.2 billion for the third quarter of 2014 to $2.2 billion for the third quarter of 2015, an increase of 92%. The average transaction fee as a percentage of the initial principal balance of the loan was 4.5% for both the third quarters of 2015 and 2014. Transaction fees for the third quarter of 2015 included approximately $13.5 million of revenue associated with the issuance of loans in which the loan application process had commenced prior to end of the second quarter of 2015.

Transaction fees were $258.6 million and $133.8 million for the first nine months of 2015 and 2014, respectively, an increase of 93%. The increase was primarily due to an increase in loans facilitated through our marketplace from $3.0 billion for the first nine months of 2014 to $5.8 billion for the first nine months of 2015, an increase of 95%. The average transaction fee as a percentage of the initial principal balance of the loan was 4.5% for both the first nine months of 2015 and 2014. Transaction fees for the first nine months of 2015 included approximately

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

$8.7 million of revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of 2014.

In the month of October 2015 the Company recognized approximately $11.7 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the third quarter of 2015.

Servicing Fees: Servicing fees paid to us vary based on investment channel. The servicing fee compensates us for the costs we incur in servicing the related loan, including managing payments from borrowers, collections, payments to investors and maintaining investors’ account portfolios. The amount of servicing revenue earned is predominantly affected by the various servicing rates paid by investors in the applicable investment channels, the unpaid principal balance for whole loans serviced, and the amount of principal and interest collected from borrowers and remitted to note and certain certificate investors. Additionally, servicing fee revenue is affected by the change in fair value of our servicing assets and liabilities associated with loans that we sell. We record servicing assets and liabilities at their estimated fair values when we sell whole loans to unrelated third parties or when the servicing contract commences. Over the life of the loan, changes in the estimated fair value of servicing assets and liabilities are included in servicing fees in the period in which the changes occur.

Servicing fee revenue increased for the third quarter and first nine months of 2015 compared to the same periods in 2014 due to increases in both the balances of whole loans sold and the loan balances that underlie the notes and certificates. The following table provides the outstanding principal balance of loans that we serviced at the end of the periods indicated, by the method that the loans were financed (in millions):

	September 30, 2015	December 31, 2014
Notes	$1,457.5	$1,055.2
Certificates	2,692.0	1,796.6
Whole loans sold	3,548.3	1,873.7
Total	$7,697.8	$4,725.5

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The tables below illustrate the composition of servicing fees by source for each period presented:

	Three Months Ended September 30,
	2015	2014	Change (%)
Servicing fees related to whole loans sold	$4,935	$1,193	N/M
Note and certificate servicing fees	3,661	1,493	145%
Total servicing fees before change in fair value of servicing assets and liabilities	8,596	2,686	N/M
Change in fair value of servicing assets and liabilities, net	403	367	10%
Total servicing fees	$8,999	$3,053	195%

	Nine Months Ended September 30,
	2015	2014	Change (%)
Servicing fees related to whole loans sold	$11,022	$2,420	N/M
Note and certificate servicing fees	8,396	4,033	108%
Total servicing fees before change in fair value of servicing assets and liabilities	19,418	6,453	N/M
Change in fair value of servicing assets and liabilities, net	1,452	(152)	N/M
Total servicing fees	$20,870	$6,301	N/M
N/M - Not meaningful.

Management Fees: Certain investors can invest in investment funds managed by LCA, the general partner in the funds. LCA typically charges these investors a monthly management fee based on the month-end balance of their assets under management, ranging from 0.7% to 1.5% per annum. LCA does not earn any carried interest from the investment funds. For managed account certificate holders, LCA earns a management fee typically ranging up to 1.2% per annum of the month-end balance of their assets under management. These fees may be waived or reduced at the discretion of LCA.

Management fees were $2.9 million and $1.6 million for the third quarters of 2015 and 2014, respectively, an increase of 80%. The increase in management fees was due primarily to an increase in the total assets under management and outstanding certificate balances.

Management fees were $7.7 million and $4.2 million for the first nine months of 2015 and 2014, respectively, an increase of 84%. The increase in management fees was due primarily to an increase in the total assets under management and outstanding certificate balances.

Other Revenue (Expense): Other revenue (expense) primarily consists of gains and losses on sales of whole loans and referral revenue. Certain investors investing through our marketplace purchase standard or custom program loans in their entirety. In connection with these whole loan sales, in addition to the transaction and servicing fees earned with respect to the corresponding loan, we recognize a gain or loss on the sale of that loan based on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee (loans are typically sold at par). Referral revenue consists of fees earned from partner companies when customers referred by us complete specified actions with a partner company. The specified action ranges from clicking on a link to visit a partner company’s website to obtaining a loan from the partner company.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Other revenue (expense) was $2.7 million and $(0.7) million for the third quarters of 2015 and 2014, respectively, and $5.1 million and $(0.4) million for the first nine months of 2015 and 2014, respectively. These increases were primarily due to gains on sales of whole loans and increases in referral revenue for the third quarter and first nine months of 2015 compared to the same periods in 2014.

The tables below illustrate the composition of other revenue (expense) for each period presented:

	Three Months Ended September 30,
	2015	2014	Change (%)
Referral revenue	$987	$565	75%
Gain (loss) on sales of loans	1,685	(1,330)	N/M
Other	71	20	N/M
Other revenue (expense)	$2,743	$(745)	N/M

	Nine Months Ended September 30,
	2015	2014	Change (%)
Referral revenue	$2,906	$1,614	80%
Gain (loss) on sales of loans	2,140	(2,111)	N/M
Other	94	59	59%
Other revenue (expense)	$5,140	$(438)	N/M
N/M - Not meaningful.

Net Interest Income (Expense) After Fair Value Adjustments

We do not assume principal or interest rate risk on loans facilitated through our marketplace because loan balances, interest rates and maturities are matched and offset by an equal balance of notes or certificates with the exact same interest rates and maturities. We only make principal and interest payments on notes and certificates to the extent that we receive borrower payments on loans. As a servicer, we are only required to deliver borrower payments to the extent that we actually receive them. As a result, on our statement of operations for any period and balance sheet as of any date, (i) interest income on loans corresponds to the interest expense on notes and certificates and (ii) loan balances correspond to note and certificate balances with variations resulting from timing differences between the crediting of principal and interest payments on loans and the disbursement of those payments to note and certificate holders.

We may make limited loan investments without issuing a corresponding note or certificate, resulting in differences between interest income from loans and interest expense from notes and certificates on our statement of operations and total loans and notes and certificates balances on our balance sheets. These loan investments have been related primarily to customer accommodations and have not been material. We do not anticipate that such investments will be material in the foreseeable future.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Additionally, interest income (expense) includes interest income earned on cash and cash equivalents and the securities available for sale portfolio. Our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. The following tables provide additional detail related to net interest income (expense) and fair value adjustments:

	Three Months Ended September 30,
	2015	2014	Change ($)	Change (%)
Interest income:
Loans	$144,663	$94,036	$50,627	54%
Securities available for sale	899	—	899	N/M
Cash and cash equivalents	271	2	269	N/M
Total interest income	145,833	94,038	51,795	55%
Interest expense:
Notes and certificates	(144,659)	(94,460)	(50,199)	53%
Total interest expense	(144,659)	(94,460)	(50,199)	53%
Net interest income (expense)	1,174	(422)	1,596	N/M
Fair value adjustments on loans, notes and certificates, net	40	(52)	92	177%
Net interest income (expense) after fair value adjustments	$1,214	$(474)	$1,688	N/M
Average outstanding balances:
Loans	$3,930,221	$2,491,736	$1,438,485	58%
Notes and certificates	$3,951,541	$2,505,378	$1,446,163	58%
N/M - Not meaningful.

	Nine Months Ended September 30,
	2015	2014	Change ($)	Change (%)
Interest income:
Loans	$387,697	$252,293	$135,404	54%
Securities available for sale	1,447	—	1,447	N/M
Cash and cash equivalents	687	5	682	N/M
Total interest income	389,831	252,298	137,533	55%
Interest expense:
Notes and certificates	(387,666)	(253,054)	(134,612)	53%
Total interest expense	(387,666)	(253,054)	(134,612)	53%
Net interest income (expense)	2,165	(756)	2,921	N/M
Fair value adjustments on loans, notes and certificates, net	34	(98)	132	135%
Net interest income (expense) after fair value adjustments	$2,199	$(854)	$3,053	N/M
Average outstanding balances:
Loans	$3,512,666	$2,246,575	$1,266,091	56%
Notes and certificates	$3,530,424	$2,258,254	$1,272,170	56%
N/M - Not meaningful.

Interest income from loans was $144.7 million and $94.0 million during the third quarters of 2015 and 2014, respectively. The increase in interest income was primarily due to the increase in the outstanding balances of loans.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company recorded interest expense for notes and certificates of $144.7 million and $94.5 million during the third quarters of 2015 and 2014, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of notes and certificates.

Interest income from loans was $387.7 million and $252.3 million during the first nine months of 2015 and 2014, respectively. The increase in interest income was primarily due to the increase in the outstanding balances of loans. For the first nine months of 2015 and 2014, the Company recorded interest expense for notes and certificates of $387.7 million and $253.1 million, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of notes and certificates.

Fair Value Adjustments on Loans, Notes and Certificates: We estimate the fair value of loans and their related notes and certificates using a discounted cash flow valuation methodology that is described in "Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies" in the Annual Report. In the third quarter of 2015, the Company incorporated cumulative prepayments into the valuation of loans, notes and certificates. Cumulative prepayments are estimates of the cumulative amount of principal prepayments that will occur over the entire life of a loan, expressed as a percentage of the original principal amount of the loan. Cumulative prepayments reduce the projected balances and effective maturities of the loans, notes and certificates. Additionally, assumptions regarding cumulative prepayments are incorporated into the valuation process to estimate the fair value of loan servicing assets and liabilities as they are key valuation assumptions used by investors in servicing rights for unsecured consumer credit obligations.

The changes in fair value of loans, notes and certificates are shown on our condensed consolidated statements of operations on a gross basis. Due to the payment dependent feature of the notes and certificates, fair value adjustments on the loans are offset by the fair value adjustments on the notes and certificates, resulting in no net effect on our earnings. From time to time, however, we may make limited loan investments without issuing a corresponding note or certificate, resulting in differences between total loans and notes and certificates balances on our balance sheets. These loan investments have been related primarily to customer accommodations and have been insignificant. We do not anticipate that such investments will be material in the foreseeable future.

The net fair value adjustments were immaterial for the third quarters and first nine months of 2015 and 2014. The losses from fair value adjustments on loans were largely offset by the gains from fair value adjustments on notes and certificates due to the borrower payment dependent design of the notes and certificates and due to the principal balances of the loans being similar to the combined principal balances of the notes and certificates.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Operating Expenses

	Three Months Ended September 30,
	2015	2014	Change ($)	Change (%)
Sales and marketing	$44,961	$21,001	$23,960	114%
Origination and servicing	17,573	10,167	7,406	73%
General and administrative:
Engineering and product development	18,320	9,235	9,085	98%
Other	33,239	22,613	10,626	47%
Total operating expenses	$114,093	$63,016	$51,077	81%

	Nine Months Ended September 30,
	2015	2014	Change ($)	Change (%)
Sales and marketing	$120,162	$60,808	$59,354	98%
Origination and servicing	45,540	26,135	19,405	74%
General and administrative:
Engineering and product development	46,710	22,987	23,723	103%
Other	89,328	55,875	33,453	60%
Total operating expenses	$301,740	$165,805	$135,935	82%

Our operating expenses consist of sales and marketing, origination and servicing and general and administrative expenses, which includes engineering and product development and other general and administrative expenses.

Sales and Marketing: Sales and marketing expense consists primarily of borrower and investor acquisition efforts. In addition, this includes general brand and awareness building, and salaries, benefits and stock-based compensation expense related to our sales and marketing team.

Sales and marketing expense was $45.0 million and $21.0 million for the third quarters of 2015 and 2014, respectively, an increase of 114%. The increase was primarily due to a $15.2 million increase in variable marketing expenses that drove higher loan originations and a $7.1 million increase in personnel-related expenses associated with higher headcount levels. Sales and marketing expense was $120.2 million and $60.8 million for the first nine months of 2015 and 2014, respectively, an increase of 98%. The increase was primarily due to a $38.3 million increase in variable marketing expenses that drove higher loan originations and a $15.9 million increase in personnel-related expenses associated with higher headcount levels.

Origination and Servicing: Origination and servicing expense consists primarily of salaries, benefits and stock-based compensation expense related to our credit, collections, customer support and payment processing teams and vendor costs associated with facilitating and servicing loans.

Origination and servicing expense was $17.6 million and $10.2 million for the third quarters of 2015 and 2014, respectively, an increase of 73%. The increase was primarily due to a $4.6 million increase in personnel-related expenses and a $2.0 million increase in consumer reporting agency and loan processing costs, both driven by higher loan originations and a higher outstanding balance of loans serviced. Origination and servicing expense was $45.5 million and $26.1 million for the first nine months of 2015 and 2014, respectively, an increase of 74%. The increase was primarily due to a $10.7 million increase in personnel-related expenses and a $6.9 million increase in

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

consumer reporting agency and loan processing costs, both driven by higher loan originations and a higher outstanding balance of loans serviced.

General and Administrative – Engineering and Product Development: Engineering and product development expense consists primarily of salaries, benefits and stock-based compensation expense for our engineering and product development team and the costs of contractors who work on the development and maintenance of our platform. Engineering and product development expense also includes non-capitalized hardware and software costs and depreciation and amortization of technology assets.

Engineering and product development expense was $18.3 million and $9.2 million for the third quarters of 2015 and 2014, respectively, an increase of 98%. The increase was primarily driven by continued investment in our platform and product development, which included a $5.5 million increase in personnel-related expenses resulting from increased headcount and a $3.0 million increase in equipment, software and the related support and maintenance, and depreciation expense.

Engineering and product development expense was $46.7 million and $23.0 million for the first nine months of 2015 and 2014, respectively, an increase of 103%. The increase was primarily due to a $13.6 million increase in personnel-related expenses resulting from increased headcount and a $8.5 million increase in equipment, software and depreciation expense.

We capitalized $7.5 million and $3.4 million in software development costs for the third quarters of 2015 and 2014, respectively. We capitalized $18.1 million and $8.2 million in software development costs for the first nine months of 2015 and 2014, respectively.

General and Administrative – Other: Other general and administrative expense consists primarily of salaries, benefits and stock-based compensation expense for our accounting and finance, business development, legal, human resources and facilities teams, professional fees related to legal and accounting, and facilities expense and compensation expense related to the acquisition of Springstone.

Other general and administrative expense was $33.2 million and $22.6 million for the third quarters of 2015 and 2014, respectively, an increase of 47%. The increase was primarily due to a $6.8 million increase in salaries and share-based compensation expense related to increased headcount as we continued to invest in back office infrastructure, as well as a $2.0 million increase in facilities expense as we continue to expand and build out our corporate headquarters in San Francisco to accommodate our growing headcount.

Other general and administrative expense was $89.3 million and $55.9 million for the first nine months of 2015 and 2014, respectively, an increase of 60%. The increase was primarily due to a $23.7 million increase in share-based compensation expense and salaries related to increased headcount as we continued to invest in back office infrastructure and stock consideration issued related to the Springstone acquisition, as well as a $5.3 million increase in facilities expense as we continue to expand and build out our corporate headquarters in San Francisco to accommodate our growing headcount.

Income Taxes

For the third quarter and first nine months of 2015 we recorded income tax expense of $1.2 million and $2.2 million, respectively, due to recognition of the amortization of tax deductible goodwill that gives rise to an indefinite-lived deferred tax liability. Income tax expense was $0.4 million and $1.1 million for the third quarter and first nine months of 2014, respectively.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company continues to recognize a full valuation allowance against deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of September 30, 2015, the valuation allowance was $41.3 million.

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

In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. The following tables present a reconciliation of net income (loss) to contributions for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Net Income (Loss) to Contribution:	2015	2014	2015	2014
Net income (loss)	$950	$(7,371)	$(9,564)	$(23,857)
Net interest (income) expense after fair value adjustments	(1,214)	474	(2,199)	854
General and administrative expense:
Engineering and product development	18,320	9,235	46,710	22,987
Other	33,239	22,613	89,328	55,875
Stock-based compensation expense(1)	2,865	1,511	7,778	6,456
Income tax expense	1,233	419	2,249	1,059
Contribution	$55,393	$26,881	$134,302	$63,374
Total operating revenue	$115,062	$56,538	$292,226	$143,861
Contribution margin	48.1%	47.5%	46.0%	44.1%

(1) Contribution also excludes stock-based compensation expense included in the sales and marketing and origination and servicing expense categories, as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales and marketing	$2,048	$912	$5,373	$5,029
Origination and servicing	817	599	2,405	1,427
Total	$2,865	$1,511	$7,778	$6,456

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Net Income (Loss) to Adjusted EBITDA:	2015	2014	2015	2014
Net income (loss)	$950	$(7,371)	$(9,564)	$(23,857)
Net interest (income) expense after fair value adjustments	(1,214)	474	(2,199)	854
Acquisition and related expense	937	301	1,634	2,819
Depreciation expense:
Engineering and product development	3,808	1,447	9,813	3,326
Other	708	322	1,636	784
Amortization of intangible assets	1,256	1,388	4,075	2,510
Stock-based compensation expense	13,479	10,537	37,558	25,889
Income tax expense	1,233	419	2,249	1,059
Adjusted EBITDA	$21,157	$7,517	$45,202	$13,384
Total operating revenue	$115,062	$56,538	$292,226	$143,861
Adjusted EBITDA margin	18.4%	13.3%	15.5%	9.3%

Liquidity and Capital Resources

At September 30, 2015, the Company had $579.2 million in available unrestricted cash and cash equivalents primarily held in institutional money market funds and interest-bearing deposit accounts at investment grade financial institutions. The Company believes that the current cash position is sufficient to meet the liquidity needs for the next twelve months.

During the second quarter of 2015, the Company purchased securities available for sale to invest excess cash. The fair value of securities available for sale as of September 30, 2015 was $338.5 million. These securities include corporate debt securities, asset back securities, U.S. agency securities, and municipal and other securities. As of September 30, 2015, all securities in the available for sale portfolio were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses.

At September 30, 2015, the Company had $159.2 million in restricted cash that primarily consisted of $150.9 million of cash received for investors and not yet applied to their accounts, $3.4 million for an investor as part of a contingent credit support agreement, and $3.0 million of cash pledged as security for our primary issuing bank.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table sets forth certain cash flow information for the periods presented:

	Nine Months Ended September 30,
Condensed Cash Flow Information:	2015	2014
Net cash provided by operating activities	$53,350	$35,395

Cash flow from loan investing activities (1)	(1,442,964)	(789,593)
Cash flow from all other investing activities	(477,954)	(135,885)
Net cash used for investing activities	(1,920,918)	(925,478)

Cash flow from note/certificate financing (1)	1,454,391	796,515
Cash flow from all other financing activities	122,603	126,943
Net cash provided by financing activities	1,576,994	923,458
Net (decrease) increase in cash and cash equivalents	$(290,574)	$33,375

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the first nine months of 2015 was $53.4 million. Cash flow provided by operating activities was driven by the Company's net loss for the first nine months of 2015 of $9.6 million, adjusted for non-cash stock-based compensation expense of $37.6 million and depreciation and amortization expense of $15.5 million. Further, cash provided by operating activities was primarily driven by changes in certain components of our working capital, including an increase in accrued expenses and other liabilities of $22.4 million, offset by an increase in other assets of $6.3 million and a decrease in accounts payable of $3.1 million.

Net cash provided by operating activities for the first nine months of 2014 was $35.4 million. Cash flow from operating activities primarily resulted from the net loss for the first nine months of 2014 of $23.9 million, adjusted for non-cash stock-based compensation expense of $25.9 million. Additionally, operating cash flows were generated due to changes in certain components of our working capital, including a decrease in other assets of $13.2 million that was primarily related to payments of receivables due to investors, and an increase in accrued expenses and other liabilities of $10.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the first nine months of 2015 was $1.92 billion. Cash used in investing activities primarily includes $2.74 billion of cash used to purchase loans at fair value, $402.8 million used to purchase securities available for sale, a $112.5 million increase in restricted cash, and $25.9 million used to purchase property, equipment and software, partially offset by $1.28 billion of principal payments received from loans at fair value and $63.2 million of proceeds received from sales of securities available for sale.

Net cash used in investing activities for the first nine months of 2014 was $925.5 million, which primarily resulted from $1.53 billion of cash used to purchase loans at fair value, $109.5 million for the Springstone acquisition, $15.0 million of cash used to purchase property, equipment and software, and a $11.4 million increase in restricted cash, partially offset by $739.5 million of principal payments received on loans at fair value.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first nine months of 2015 was $1.58 billion. Cash provided by financing primarily includes $2.74 billion of proceeds from our issuance of notes and sale of loans to the Trust in connection with its issuance of certificates and a $112.1 million decrease in the amount payable to investors, partially offset by $1.27 billion in principal payments made on notes and certificates.

Net cash provided by financing activities for the first nine months of 2014 was $923.5 million, which primarily resulted from $1.53 billion of proceeds from our issuance of notes and sale of loans to the Trust in connection with its issuance of certificates, $64.8 million net proceeds from our sale of Series F convertible preferred stock in connection with the Springstone acquisition, $49.8 million of net proceeds from the issuance of a term loan and a $12.9 million increase in the amount payable to investors, which was partially offset by $732.3 million of principal payments made on notes and certificates.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the first nine months of 2015 and 2014.

Contingencies

The Company's contingencies as of September 30, 2015 are included in "Part I - Financial Information - Item 1 - Financial Statements - Note 14 - Commitments and Contingencies."

Critical Accounting Policies and Estimates

Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates" in the Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of 2015.

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

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices or interest rates.

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

We had cash and cash equivalents of $579.2 million as of September 30, 2015. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions and institutional money market funds, which are short-term. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will modestly increase the interest income earned on these cash balances.

Interest Rate Sensitivity

The Company also holds securities in an available for sale portfolio. At September 30, 2015, the fair value of our securities available for sale portfolio was $338.5 million, consisting of corporate debt securities, asset-backed securities, U.S. agency securities, and municipal and other securities. To mitigate the risk of loss, our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, the Company limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and securities available for sale and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $3.7 million in the fair value of our securities available for sale as of September 30, 2015. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $3.6 million in the fair value of our securities available for sale as of September 30, 2015. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the first nine months of 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are enabled by legal principles including (i) the application of federal law to enable an issuing bank that originates the loan to export the interest rates of the jurisdiction where it is located, and (ii) the application of common law “choice of law” principles based upon factors such as the loan document’s terms and where the loan transaction is completed to provide uniform rates to borrowers, and (iii) the application of principles that allow the transferee of a loan to continue to collect interest as provided in the loan document. WebBank, the primary issuing bank of the loans originated through our marketplace, is chartered in, and operates out of, Utah, which allows parties to generally agree by contract to any interest rate. The annual percentage rates offered by WebBank through our marketplace for personal loans as of September 30, 2015 range from 5.99% to 32.99%, which equate to interest rates for investors that range from 4.65% to 28.47%. Certain states, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate. In some jurisdictions, the maximum rate is less than the current maximum rate offered by WebBank through our platform. If the laws of such jurisdictions were found to apply to the loans originated through our marketplace, those loans could be in violation of such laws.

In May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act (“NBA”) and held that a non-bank assignee of a loan originated by a national bank, based on the facts of that case in which the national bank no longer had any interest in the loan, was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit remanded the case to address state law issues, such as choice of law. The Second Circuit denied the defendant's motion to reconsider the decision. The Second Circuit's decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. If applied to any of the loans originated through our marketplace, the decision could adversely impact our business.

If a borrower were to successfully bring claims against us for state usury law violations, and the rate on that borrower’s personal loan was greater than that allowed under applicable state law, we could be subject to fines and penalties, including the voiding of loans and repayment of principal and interest to borrowers and investors. We might decide to limit the maximum interest rate on certain loans originated through our marketplace, and we might decide to originate loans under state-specific licenses, where this ruling is applicable. These actions could adversely impact our business.

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

LENDINGCLUB CORPORATION
(Registrant)

Date:	November 3, 2015	/s/ RENAUD LAPLANCHE
Renaud Laplanche
Chief Executive Officer

Date:	November 3, 2015	/s/ CARRIE DOLAN
Carrie Dolan
Chief Financial Officer