Form 10-K
period 2015-12-31
LendingClub Corp
filed 2016-02-22
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,097,335,594 based on the closing price reported for such date on the New York Stock Exchange. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 18, 2016, there were 381,429,127 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

LENDINGCLUB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2015

LENDINGCLUB CORPORATION

Except as the context requires otherwise, as used herein, “Lending Club,” “Company,” “we,” “us,” and “our,” refer to LendingClub Corporation, a Delaware corporation, and, where appropriate, its two wholly owned subsidiaries:

•
LC Advisors, LLC (LCA), a registered investment advisor with the Securities and Exchange Commission (SEC) that acts as the general partner for certain private funds and as advisor to separately managed accounts.

•	Springstone Financial, LLC (Springstone), a company that facilitates education and patient finance loans.

LC Trust I (Trust) is an independent Delaware business trust that acquires loans from the Company and holds them for the sole benefit of certain investors that have purchased a trust certificate (Certificate) issued by the Trust and that are related to specific underlying loans for the benefit of the investor.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 29A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K (Report) regarding borrowers, credit scoring, Fair Isaac Corporation (FICO) or other credit scores, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “will,” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•	the status of borrowers, the ability of borrowers to repay loans and the plans of borrowers;

•	interest rates and origination fees on loans charged by issuing banks;

•	expected rates of return for investors;

•	the effectiveness of our platform’s credit scoring models;

•
commitments or investments in loans to support: contractual obligations, such as to Springstone’s issuing bank for Pool B loans, regulatory commitments, such as direct mail, the testing of pilot loan programs, or customer accommodations;

•	transaction fee or other revenue we expect to recognize after loans are issued by our issuing bank partners;

•	our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between the interim period and full year results;

•	investor, borrower, platform and loan performance-related factors that may affect our revenue;

•	our ability to retain and hire employees and appropriately staff our operations;

•
our ability to prevent security breaches, disruptions in service or comparable events that could compromise the personally identifiable or confidential information held in our data systems, reduce the attractiveness of the marketplace or adversely impact our ability to service loans;

•	our ability to prevent and detect identity theft;

•	our ability to develop and maintain effective internal controls;

•	our compliance with applicable local, state and Federal laws;

•	our compliance with applicable regulations and regulatory developments or court decisions affecting our marketplace; and

•	other risk factors listed from time to time in reports we file with the SEC.

LENDINGCLUB CORPORATION

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

LENDINGCLUB CORPORATION

PART I
Item 1. Business

Our Mission

Transforming the banking system to make credit more affordable and investing more rewarding.

Overview

Lending Club is the world’s largest online marketplace connecting borrowers and investors. We believe a technology-powered marketplace is a more efficient mechanism to allocate capital between borrowers and investors than the traditional banking system. Our marketplace substantially reduces the need for physical infrastructure and improves convenience and automation, which increases efficiency, reduces manual processes, and improves the overall borrower and investor experience.

Qualified consumers and small business owners borrow through Lending Club to lower the cost of their credit and enjoy a better experience than traditional bank lending. We believe the range of loan products we facilitate are simple, fair and responsible credit products that make it easier for consumers to budget for monthly repayment and meet their financial goals.

Investors use Lending Club to earn attractive risk-adjusted returns from an asset class that has generally been closed to many investors and only available on a limited basis to large institutional investors. The capital to invest in the loans enabled through our marketplace comes directly from a wide range of investors, including retail investors, high-net-worth individuals and family offices, banks and finance companies, insurance companies, hedge funds, foundations, pension plans and university endowments, and through a variety of investment channels.

We have developed our proprietary technology platform to support our marketplace and offer a variety of our issuing banks’ loan products to interested investors. Our proprietary technology automates key aspects of our operations, including the borrower application process, data gathering, credit decisioning and scoring, loan funding, investing and servicing, regulatory compliance and fraud detection. Our platform offers sophisticated analytical tools and data to enable investors to make informed decisions and assess their portfolios. Our extensible technology platform has allowed us to expand our offerings from personal loans to include small business loans, and to expand investor classes from individuals to institutions and create various investment vehicles.

We generate revenue from transaction fees from our marketplace’s role in accepting and decisioning applications for our bank partners to enable loan originations, servicing fees from investors for matching available loan assets with capital, and management fees from investment funds and other managed accounts. Our business model is not dependent on using our balance sheet and assuming credit risk for loans facilitated by our marketplace. In order to support contractual obligations (Pool B loans), regulatory commitments (direct mail), the testing of pilot loan programs, or customer accommodations, we may use our capital on the marketplace from time to time and on terms that are substantially similar to other investors.

As of December 31, 2015, our marketplace facilitated approximately $16.0 billion in loans since it first launched in 2007, of which approximately $3.3 billion were invested in through notes issued pursuant to a shelf registration statement (the Note Registration Statement), $5.5 billion were invested in through Certificates issued by the Trust, and $7.2 billion were invested in through whole loan sales.

LENDINGCLUB CORPORATION

Industry Background and Trends

We believe a transparent and open marketplace where borrowers and investors have access to information, complemented by technology and tools, can make credit more affordable, redirect existing pools of capital trapped inside the banking system, and attract new sources of capital to a new asset class. We believe that online marketplaces have the power to transform the traditional banking system, facilitate more efficient deployment of capital, and improve the global economy.

Personal and Small Business Lending Is Essential to the Economy

We believe the ability of individuals and small businesses to access affordable credit is essential to stimulating and sustaining a healthy, diverse and innovative economy. Lending to consumers provides financial flexibility and gives households better control over when and how to purchase goods and services. While borrower appetite for consumer and small business credit has typically remained strong in most economic environments, general economic factors and conditions, including the general interest rate environment and unemployment rates, may affect borrower willingness to seek loans and investor ability or desire to invest in loans.

Borrowers Are Inadequately Served by the Current Banking System

We believe the traditional banking system generally is burdened by its high fixed cost of underwriting and services, in part due to its physical infrastructure and labor- and paper-intensive business processes, compounded by an increasingly complex regulatory environment. As a result, we believe the traditional banking system is ill-suited to meet personal and small business demand for small balance loans and has instead relied heavily on issuing credit cards, which require less personalized underwriting and have higher interest rates. While credit cards are convenient as a payment mechanism, they are an expensive long-term financing solution. Borrowers who carry a balance on their cards are often subject to high, variable interest rates and the possibility of incurring additional fees and penalties. Additionally, many borrowers are charged the same high interest rates on their balances, regardless of an individual’s specific risk profile, so low-risk borrowers often subsidize high-risk borrowers. In the limited instances when traditional banks make personal loans available, the loan application process is often opaque, frustrating and time consuming.

Investors Have Had Limited Options to Participate in Personal and Small Business Credit

Historically, access to most personal and small business loans as an investment product was limited to the banks that hold loans on their balance sheet or to structured securitized products that were syndicated to large institutional investors. Depositors effectively fund the loans made by the banking system, but they share little in the direct returns of these loans as evidenced by the low yields on various fixed income investment or deposit products offered by banks. We believe many investors generally lack the size and access to invest in structured products directly and are unable to invest in personal and small business credit in a meaningful way. While institutional investors have had some access to this market, most have lacked the tools to customize portfolios to their specific risk tolerance, which is a feature of our marketplace and products. As a result, we believe additional capital that could be invested in personal and small business loans has largely been locked out of the market and may be available for use on our marketplace as an alternative to other similarly performing fixed asset investments.

Online Marketplaces Have Proliferated Throughout the Economy

Online marketplaces have emerged to connect buyers and sellers across many industries to increase choice, improve quality, accelerate the speed of decision making and lower costs. We believe a successful online marketplace must act as a trusted intermediary providing transparency, security, supply and demand balance, and ease of use to give marketplace participants an incentive to interact and the confidence to do business together. Initial online marketplaces connected buyers and sellers of goods and services – primarily moving demand from offline to online and making the transaction process more efficient. Online marketplaces have more recently evolved to unlock supply and demand that could not previously be matched in an efficient manner offline. The “sharing economy,” a

LENDINGCLUB CORPORATION

term that describes this new marketplace trend, enables a better use of resources by allowing owners of underutilized assets to offer them to people who want them while capturing an economic benefit.

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

•
Transparency and Fairness. The installment loans offered through our marketplace feature a fixed rate that is clearly disclosed to the borrower during the application process, with fixed monthly payments, no hidden fees and the ability to prepay the balance at any time without penalty. Small business lines of credit have rates based upon the prime rate and allow borrowers to draw in increments, reducing their interest cost. Our platform utilizes an automated, rules-based engine for credit decisioning, which removes the human bias associated with reviewing applications.

•	Fast and Efficient Decisioning. We leverage online data and technology to quickly assess risk, detect fraud, determine a credit rating and assign appropriate interest rates quickly.

We believe that our marketplace provides the following benefits to investors:

•
Access to a New Asset Class. All investors can invest in personal loans facilitated through our standard loan program. Additionally, qualified investors can invest in loans facilitated through our custom program loan program in private transactions. These asset classes have historically been funded and held by financial institutions or large institutional investors on a limited basis.

•	Attractive Risk-Adjusted Returns. We offer investors attractive risk-adjusted returns on loans offered through our marketplace.

•	Transparency. We provide investors with transparency and choice in building their loan portfolios.

•
Easy-to-Use Tools. We provide investors with tools to easily build and modify customized and diversified portfolios by selecting loans tailored to their investment objectives and to assess the returns on their portfolios. Investors can also enroll in automated investing, a free service that automatically invests any available cash in loans according to investor-specified criteria.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and provide us with competitive advantages in realizing the potential of our market opportunity:

•
Leading Online Marketplace. We are the world’s largest online marketplace connecting borrowers and investors, based on approximately $16.0 billion in loan originations through December 31, 2015, of which approximately $3.3 billion were invested in through notes issued pursuant to the Note Registration Statement, $5.5 billion were invested in through certificates issued by the Trust and $7.2 billion were invested in through whole loan sales.

LENDINGCLUB CORPORATION

•
Robust Network Effects. Our online marketplace exhibits network effects that are driven by the number of participants and investments enabled through our marketplace. More participation leads to greater potential to match borrowers with investors. Additionally, increased participation also results in the generation of substantial data that is used to improve the effectiveness of our credit decisioning and scoring models, enhancing our performance record and generating increasing trust in our marketplace. As trust increases, we believe investors will continue to demonstrate a willingness to accept lower risk premiums (all else being equal), which will allow us to offer lower interest rates and attract additional high-quality borrowers, thereby reinforcing our track record and fueling a virtuous cycle for our business. We believe that these network effects reinforce our market leadership position.

•
High Borrower and Investor Satisfaction. Borrowers have validated our approach with an aggregate Net Promoter Score(1) in the 70s since we began surveying borrowers in January 2013, which places us at the upper end of customer satisfaction ratings for traditional financial service companies. Additionally, investors are confident transacting on our marketplace, as evidenced by high reinvestment rates.

•
Technology Platform. Our technology platform powers our online marketplace and enables us to deliver innovative solutions to borrowers and investors. Our technology platform automates our operations and, we believe, provides a significant time and cost advantage over traditional banks that run on legacy systems that are inflexible and slow to evolve.

•
Sophisticated Risk Assessment. We use proprietary algorithms that leverage behavioral data, transactional data and employment information to supplement traditional risk assessment tools, such as FICO scores. We have built our technology platform to automate the application of these proprietary algorithms to each individual borrower’s application profile at scale. This approach allows us to evaluate and segment each potential borrower’s risk profile and price the loan accordingly. In contrast, traditional lenders aggregate borrowers into large pools of risk profiles, which for some borrowers results in higher interest rates despite a more favorable credit profile.

(1)	Net Promoter Score is a commonly used measure of customer loyalty and satisfaction, ranging from negative 100 to positive 100, based on direct questions to borrowers.

Products

Borrowers

Our marketplace facilitates several types of loan products for consumers and small businesses.

Personal Loans. Our marketplace facilitates unsecured personal loans that can be used to make major purchases, refinance credit card balances or for other purposes, at generally lower rates than other alternatives. Personal loans are offered through both our standard and custom loan programs. Personal loans approved through our standard loan program include amounts from $1,000 to $35,000, maturities of three or five years, fixed interest rates, and no prepayment penalties or fees. These loans must meet certain minimum credit requirements, including a FICO score of at least 660, satisfactory debt-to-income ratios, 36 months of credit history and a limited number of credit inquiries in the previous six months. Personal loans that are approved through the standard loan program are offered to all investors on our marketplace. Personal loans that fall outside of the credit criteria for the standard program might qualify under our custom program and include amounts from $1,000 to $50,000, maturities of two, three, five or seven years, fixed interest rates and no prepayment penalties or fees.
Education and Patient Finance Loans. We facilitate unsecured education and patient installment loans and true no-interest loans through Springstone and its issuing bank partners. Installment loan terms include amounts from $2,000 to $50,000, maturities from 24 to 84 months, fixed interest rates and no prepayment penalties. The true no-interest loan terms include amounts ranging from $499 to $32,000 and no required interest payment if the balance is paid in full during the promotional period, which can be six, 12, 18 or 24 months. There is no prepayment penalty

LENDINGCLUB CORPORATION

and borrowers have the flexibility to pay as much or as little, subject to applicable minimums, of the outstanding balance during the promotional period as they choose. Education and Patient Finance loans are offered to private investors only and are not made publicly available on the marketplace.

Small Business Loans and Lines of Credit. In March 2014, we began facilitating unsecured small business loans, and in October 2015 we began facilitating small business lines of credit. Both of these loan products are offered through our marketplace in private transactions with qualified investors. These loan products enable small business owners to expand their business, purchase equipment or inventory, or meet other obligations at an affordable rate. Small business loans and lines of credit are fixed- or variable-rate loans in amounts ranging from $5,000 to $300,000, with maturities of 3 months to 5 years, and contain no prepayment penalties or fees. The small business lines of credit allow borrowers to draw funds in amounts they need, thus reducing their interest cost. Small Business loans are offered to private investors only and are not made publicly available on the marketplace.

Investors

Investors have the opportunity to invest in a wide range of loans based on term and credit characteristics. Personal loans that are approved through the standard loan program are offered to all investors on our marketplace, while custom program loans, which include small business, super prime, education and patient finance, new offerings, and loans that fall outside of the credit criteria of the standard program, are offered to private investors only and are not made publicly available on the marketplace. Investors receive monthly cash flow and attractive risk-adjusted returns. Investors are provided with a borrower’s proprietary credit grade and access to credit profile data on each approved loan as well as access to data on each listed loan and all of the historical performance data for nearly every loan ever invested in through our marketplace. The marketplace enables broad diversification by allowing distribution of investments in loans in increments as small as $25.

We attract a wide range of investors, including retail investors, high-net-worth individuals and family offices, banks and finance companies, insurance companies, hedge funds, foundations, pension plans and university endowments. We provide these investors with access to a variety of tools and products that seek to address their level of sophistication and desired level of interaction, which can range from low-touch self-directed accounts to high-touch funds and managed accounts. Investors can invest in loans through one or all of the following channels:

Notes: We issue notes pursuant to an effective Note Registration Statement. Investors who meet the applicable financial suitability requirements and have completed our investor account opening process may purchase unsecured, borrower payment dependent notes that correspond to payments received on an underlying standard program loan selected by the investor. When an investor registers with us, the investor enters into an investor agreement with us that governs the investor’s purchases of notes. Our note channel is supported by our website and our investor services group, which provides basic customer support to these investors.

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

LENDINGCLUB CORPORATION

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

We believe our strategy of pursuing a diverse investor base will continue to support the growth of our marketplace and our ability to facilitate a wide variety of loans through a range of business and economic conditions. For all investment channels, we agree to repurchase the loans in cases of confirmed identity theft. While our business model is not dependent on using our balance sheet and assuming credit risk, we use our capital on the marketplace from time to time to support contractual obligations (Pool B loans), regulatory commitments (direct mail), the testing of pilot loan programs, or customer accommodations.

Credit Decisioning and Scoring Process

Our marketplace provides an integrated and automated loan application and credit decisioning and scoring process that is extensible to a variety of loan products. Borrowers come to our platform to apply online for a loan. During the simple application process, our platform uses proprietary risk algorithms that leverage behavioral data, transactional data and employment information to supplement traditional risk assessment tools, such as FICO scores, to assess a borrower’s risk profile. The platform then presents an approved borrower with various loan options, including term, rate and amount, for which they qualify. Once the borrower selects the desired loan terms, the rest of the application is completed. Our verification processes and teams then verify the borrower’s identity, income or employment by connecting to various data sources, directly or through third-party service providers, or by contacting the human resources department of the borrower’s stated employer to determine whether to approve the loan request.

Technology

Key elements of our technology include:

•
Highly Automated. Our borrower and investor acquisition process, registration, credit decisioning and scoring, servicing and payment systems are highly automated using our internally developed software. We developed our own cash management software to process electronic cash movements, record book entries and calculate cash balances in our borrower and investor fund accounts. In nearly all payment transactions, an Automated Clearing House (ACH) electronic payment network is used to disburse loan proceeds, collect borrower loan payments on outstanding loans, receive funds from investors and disburse payments to investors.

•
Scalable Platform. Our scalable infrastructure utilizes standard techniques, such as virtualization, load-balancing and high-availability platforms. Our application and database tiers are designed to be scaled horizontally by adding additional servers as needed.

•
Proprietary Fraud Detection. We use a combination of third-party data, sophisticated analytical tools and current and historical data obtained during the loan application process to help determine fraud risk. High-risk loan applications are subject to further investigation. In cases of confirmed fraud, the application is cancelled, and we identify and flag characteristics of the loan application to help refine our fraud detection efforts.

•
Data Integrity and Security. We maintain an effective information security program based on well-established security standards and best practices, including ISO2700x and NIST 800 series. The program establishes policies and procedures to safeguard the confidentiality, integrity and availability of borrower

LENDINGCLUB CORPORATION

and investor information. The program also addresses risk assessment, training, access control, encryption, service provider oversight, an incident response program and continuous monitoring and review.

•
Application Programming Interface. Our application programming interface, referred to as our API, provides investors and partners access to publicly available loan attributes and allows them to analyze the data and place orders meeting their criteria without visiting our website. Investors and partners may create their own software that uses our API or they may use a variety of third-party services that invest via our API.

•
Lending Club Open Integration. In August 2015, we launched Lending Club Open Integration (LCOI). LCOI allows online advisors and broker-dealers to offer Lending Club investments quickly and easily to their client bases, using a suite of API services that integrate directly into their websites. This allows these advisors and broker-dealers to provide the same functionality that currently exists on our website, including money movement, investing, reinvesting, real-time reporting of cash and holdings, and tax reporting.

Relationships with Issuing Bank Partners

Loans facilitated through our marketplace are originated by our issuing bank partners. Our primary issuing bank is WebBank, a Utah-chartered industrial bank that handles a variety of consumer and commercial financing programs. Additionally, we rely on NBT Bank and Comenity Capital Bank as issuing banks for our education and patient finance loans. We also have an agreement with Cross River Bank, a New Jersey chartered bank, to operate as our back-up issuing bank in the event WebBank can no longer be an issuing bank.

We have entered into a loan account program agreement with WebBank that governs the terms and conditions between us and WebBank with respect to loans facilitated through our marketplace and originated by WebBank, including our obligations for servicing the loans during the period of time that the loans are owned by WebBank. Under the terms of the loan account program agreement, we pay WebBank a monthly program fee based on the amount of loans issued by WebBank and purchased by us or our partners in a given month, subject to a minimum monthly fee. Effective in October 2014 WebBank retains ownership of all loans for two business days and earns interest on the loans during that time. WebBank pays us a transaction fee for our role in processing loan applications through our marketplace on WebBank’s behalf. Under a loan sale agreement, WebBank sells us the loan without recourse two business days after WebBank originates the loan. The loan sale agreement prohibits us from securitizing the loans without prior written consent of WebBank. The loan account program agreement and the loan sale agreement terminate in November 2018, with two automatic, one-year renewal terms, subject to certain early termination provisions as set forth in the agreements.

Our issuing banks for education and patient finance loans originate, retain and service each education and patient finance loan issued. For our role in loan facilitation, we earn transaction fees paid by the issuing bank and education and patient service providers at the time of origination by the issuing bank. Currently, we do not earn any servicing fees, as loans are originated, retained and serviced by the issuing bank. We currently intend to continue to have these loans funded and serviced through these existing issuing banks while we develop plans to integrate qualifying loans into our standard loan program over time.

LENDINGCLUB CORPORATION

Loan Issuance Mechanism

We have developed an extensible, automated platform that allows us to work with issuing banks to originate and issue a variety of loan products to an array of borrowers. Our service is provided in a seamless fashion to the borrowers. A borrower comes to our website and completes a simple application for a loan product. We then use proprietary risk algorithms to analyze an applicant’s risk profile based upon the issuing bank’s underwriting guidelines. Once a loan application is approved, we present the borrower with various loan options. After the applicant selects their personalized financing option and completes the application process, the loan is listed on our marketplace to attract investor commitments, while we simultaneously perform additional verifications on the borrower. Once the verifications are completed and sufficient investor commitments are received, the issuing bank originates and issues the loan to the borrower, net of the origination fee charged and retained by the issuing bank. After the loan is issued, we use the proceeds from these investors to purchase the loan. Investor cash balances (excluding payments in process) are held in a segregated bank or custodial accounts and are not commingled with our monies. We receive a transaction fee from the issuing bank for our marketplace’s role in originating the loan. We also earn a recurring servicing fee from investors and management fees from investment funds and other managed accounts.

Loan Servicing

We service all loans facilitated through our marketplace, except for patient and education finance loans. Servicing is comprised of account maintenance, collections, processing payments from borrowers and distributions to investors. We have made arrangements for limited backup servicing with Portfolio Financial Servicing Company.

For the month of December 2015, approximately 99% of loan payments for loans that we service were made through an ACH withdrawal from the borrower’s bank account. Principal and interest payments on loans are remitted utilizing ACH. We also maintain segregated bank accounts for the benefit of investors, custodial or other accounts designated by our investors. This automated process allows us to avoid the time and expense of processing a significant volume of mailed payments and provides a higher degree of certainty for timely payments. This process also provides us with prompt notice in the event of a missed payment, which allows us to respond quickly to resolve the delinquency with the borrower. Generally, in the first 30 days that a loan is delinquent, our in-house collections team works to bring the account current. Once the loan becomes more than 30 days delinquent, we will typically outsource subsequent servicing efforts to third-party collection agencies.

The servicing fee paid by investors is designed to cover the day-to-day processing costs of loans. If a loan needs more intensive collection focus, whether internal or external, we may charge investors a collection fee to compensate us for the costs of this collection activity. This fee varies, with a maximum of up to 35% of the amount recovered. There is no fee charged if there are no loan payments recovered, and the fee cannot exceed any proceeds collected. We sell loans that have been charged-off to certain third parties. All proceeds received on these sales are subject to a collection fee, and the net proceeds are distributed to investors.

LENDINGCLUB CORPORATION

Springstone Acquisition

In April 2014, we acquired all of the outstanding limited liability company interests of Springstone, which offers education and patient finance loans. We utilize two issuing banks and a network of providers to facilitate the issuance of education and patient finance installment loans and true no-interest loans, as described above.

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

With respect to investors, we primarily compete with other investment vehicles and asset classes, such as equities, bonds and short-term fixed income securities. We believe that our diverse and customizable investment options give us the flexibility to offer attractive risk-adjusted returns that are generally uncorrelated with other asset classes.

We compete with other online credit marketplaces, such as Prosper Marketplace, Inc., as well as with other online lenders. We are the world’s largest online marketplace connecting borrowers to investors, which we believe provides us with a major competitive advantage. We believe that our network effects and marketplace dynamics at play make us more attractive and efficient to both borrowers and investors. We anticipate that more established internet, technology and financial services companies that possess large, existing customer bases, substantial financial resources and established distribution channels may enter the market in the future. We believe that our brand, scale, network effect, historical data and performance record provide us with significant competitive advantages over current and future competitors.

Sales and Marketing

Our marketing efforts are designed to attract and retain borrowers and investors and build brand awareness and reputation. Currently, we believe reputation, word of mouth and our direct marketing via mail drives continued organic growth in our investor and borrower base. We believe most of our marketplace investors are satisfied with their experience, often adding funds to their account and referring their friends and colleagues to us.

Regulatory and Compliance Framework

Our marketplace provides a compliance framework that allows investors to participate in consumer and commercial credit as an asset class. We believe that our relationship with issuing banks is a key component of our compliance framework.

As part of our ongoing compliance program, we have customer identification processes in place to enable us to identify user identification fraud and compare user identity against applicable governmental lists, such as the Office of Foreign Assets Control (OFAC) and the Financial Crimes Enforcement Network. We compare all users’ identities against these lists at least twice a month for continued compliance and oversight. If a user were to appear on a list, we would take appropriate action to resolve the issue. In addition to our continued identification compliance program, we use our proprietary technology to assist us in complying with applicable federal anti-money laundering laws.

Regulations and Licensing

The lending and securities industries are highly regulated. We are regulated differently than a bank as banks are exposed to capital risk from both credit and interest rate risks, whereas for loans issued through our marketplace loan balances, interest rates and maturities are matched and offset by an equal balance of notes and certificates.

LENDINGCLUB CORPORATION

Additionally, we do not take deposits and are therefore not regulated by the FDIC in that respect. Our current issuing banks originate all of the loans offered through our marketplace and are subject to regulation by the FDIC or other relevant federal and state regulators.

The Company and the loans made through our marketplace are subject to extensive and complex rules and regulations, licensing and examination by various federal, state and local government authorities. Our primary issuing bank, WebBank, is subject to oversight by the FDIC and the State of Utah. These authorities impose obligations and restrictions on our activities and the loans facilitated through our marketplace. For example, these rules limit the fees that may be assessed on the loans, require extensive disclosure to, and consents from, the borrowers and lenders, prohibit discrimination and unfair and deceptive acts or practices and may impose multiple qualification and licensing obligations on our activities. Failure to comply with any of these requirements may result in, among other things, revocation of required licenses or registration, loss of approved status, voiding of the loan contracts, class action lawsuits, administrative enforcement actions and civil and criminal liability. While compliance with such requirements is at times complicated by our novel business model, we believe we are in substantial compliance with these rules and regulations.

State Licensing Requirements

In most states we believe that the applicable issuing bank, as originator of loans facilitated through our marketplace, satisfies any relevant licensing requirements with respect to the origination of loans applicable to our operations. As needed, we seek authorizations to conduct activities on a uniform basis in all other states and the District of Columbia, with the exception of Iowa. State licensing statutes impose a variety of requirements and restrictions on us, including:

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

LENDINGCLUB CORPORATION

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

LENDINGCLUB CORPORATION

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

LENDINGCLUB CORPORATION

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
In addition, see “Item 1A – Risk Factors – Risks Related to Our Business and Regulation.”

Foreign Laws and Regulations. We do not permit non-U.S. based individuals to register as borrowers on the platform and the lending platform does not operate outside the United States. Therefore, we do not believe that we are subject to foreign laws or regulations for borrowers.

Intellectual Property

To establish and protect our technology and intellectual property rights, we rely on a combination of copyright, trade secret and other rights, as well as confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. Despite our efforts to protect our proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as our solution. In addition, our competitors may develop products that are similar to our technology. Policing all unauthorized use of our intellectual property rights is nearly impossible, and we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.

Employees

At December 31, 2015, we had 1,382 employees and contract employees. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our employee relations to be good.

Available Information

Our website address is www.lendingclub.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission

LENDINGCLUB CORPORATION

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

LENDINGCLUB CORPORATION

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. While we believe the risks and uncertainties described below include all material risks currently known by us, it is possible that these may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected.

RISKS RELATED TO OUR BUSINESS AND REGULATION

If we are unable to maintain our relationships with issuing banks, our business will suffer.

We rely on issuing banks to originate all loans and to comply with various federal, state and other laws. Our primary issuing bank is WebBank, a Utah-chartered industrial bank that handles a variety of consumer and commercial financing programs. Springstone Financial, LLC (Springstone), our wholly-owned subsidiary, relies on NBT Bank and Comenity Capital Bank as issuing banks for its education and patient finance loans.

Our agreements with WebBank are non-exclusive and do not prohibit WebBank from working with our competitors or from offering competing services. Our current agreements with WebBank have initial terms ending in November 2018, with two automatic, one-year renewal terms, subject to certain early termination provisions as set forth in the agreements. WebBank currently offers loan programs through another online marketplace. WebBank could decide that working with us is not in its interest, could make working with it cost prohibitive or could decide to enter into exclusive or more favorable relationships with our competitors. In addition, WebBank may not perform as expected under our agreements including potentially being unable to accommodate our projected growth in loan volume. We could in the future have disagreements or disputes with WebBank, which could negatively impact or threaten our relationship.

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

Recognizing the growth in online marketplaces such as ours, in July 2015 the U.S. Treasury Department issued a request for information (RFI) to study the various business models and products offered by online marketplace lenders, the potential for online marketplace lending to expand access to credit to historically underserved borrowers and how the financial regulatory framework should evolve to support the safe growth of the industry. The RFI sought information about a number of topics, including how credit marketplaces manage the risk of fraud and security breaches, how they protect consumers against scams or default, how much investors in the loans rely on borrowed money, and whether the lenders should have to retain some risk relating to the loans they originate or underwrite. We, along with many other interested groups, submitted responses to the Treasury’s RFI by the September 30, 2015 deadline. In December 2015, the California Department of Business Oversight sent an online survey to fourteen marketplace lenders, including us, requesting information about our business model, online platform, loan performance and investor funding process.

Although the Treasury Department and California Department of Business Oversight are in the information-gathering stage and no interpretive guidance has been released, there is a possibility that our business may become subject to additional or different regulations in the future. The cost and complexity to comply with new laws or regulations could be significant and result in the need to modify our operations and increase our operating expenses, and we may be unable to pass any such costs on to borrowers and investors.

A decline in economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.

As a credit marketplace, we believe our customers are more highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. These external economic conditions and resulting trends or uncertainties could adversely impact our customer's ability or desire to participate on our marketplace as borrowers or investors, and consequently could negatively affect our business and results of operations.

There continues to be uncertainty as to how the CFPB’s actions or the actions of any other new agency could impact our business or that of our issuing banks.

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

We are subject to the CFPB’s jurisdiction, including its enforcement authority, as a servicer and acquirer of consumer credit. The CFPB may request reports concerning our organization, business conduct, markets and activities. The CFPB may also conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system that we were engaging in activities that pose risks to consumers.

LENDINGCLUB CORPORATION

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

The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are enabled by legal principles including (i) the application of federal law to enable an issuing bank that originates the loan to export the interest rates of the jurisdiction where it is located, or (ii) the application of common law “choice of law” principles based upon factors such as the loan document’s terms and where the loan transaction is completed to provide uniform rates to borrowers, or (iii) the application of principles that allow the transferee of a loan to continue to collect interest as provided in the loan document. WebBank, the primary issuing bank of the loans originated through our marketplace, is chartered in, and operates out of, Utah, which allows parties to generally agree by contract to any interest rate. The annual percentage rates offered by WebBank through our marketplace for personal loans as of December 31, 2015 range from 5.99% to 32.99%, which equate to interest rates for investors that range from 5.32% to 28.99%. Certain states, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate. In some jurisdictions, the maximum rate is less than the current maximum rate offered by WebBank through our platform. If the laws of such jurisdictions were found to apply to the loans originated through our marketplace, those loans could be in violation of such laws.

In May 2015, based on the facts of that case in which the national bank no longer had any interest in the loan, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act (“NBA”) and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit denied the defendant’s motion to reconsider the decision and remanded the case to address choice of law matters. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. The defendant’s petition to the U.S. Supreme Court to review the decision is currently pending. We are unable to predict whether the U.S. Supreme Court will review the decision and, if it does, what the outcome will be. If applied to any of the loans originated through our marketplace, the Second Circuit’s decision could adversely impact our business.

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

LENDINGCLUB CORPORATION

Several lawsuits have sought to re-characterize certain loan marketers and other originators as lenders. If litigation on similar theories were successful against us, loans facilitated through our marketplace could be subject to state consumer protection laws in a greater number of states.

Several lawsuits have brought under scrutiny the association between high-interest “payday loan” marketers and out-of-state banks. These lawsuits assert that payday loan marketers use out-of-state lenders in order to evade the consumer protection laws imposed by the states where they do business. Such litigation has sought to re-characterize the loan marketer as the lender for purposes of state consumer protection law and usury restrictions. Similar civil actions have been brought in the context of gift cards and retail purchase finance. Although we believe that our activities are highly distinguishable from the activities involved in these cases, a court or regulatory authority could disagree.

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

We have experienced rapid revenue and origination growth through our marketplace in recent periods with originations totaling $8.4 billion, $4.4 billion and $2.1 billion for the years ended December 31, 2015, 2014 and 2013, respectively. To continue to grow our business, we must continue to increase loan originations through our marketplace by attracting a large number of new borrowers who meet our platform’s lending standards and new and existing investors to invest in these loans. The number of unique borrowers on our marketplace increased over the prior year by 96%, 116% and 151% for the years ending December 31, 2015, 2014 and 2013, respectively. The number of unique investors on our marketplace increased over the prior year by 39%, 28% and 44% for the years ending December 31, 2015, 2014 and 2013, respectively. There can be no assurance that this increase in the number of unique borrowers or investors will continue and may decline based upon a variety of internal and external factors. Furthermore, we have experienced a high number of inquiries from potential borrowers who do not meet the criteria for loan application approval. If there are not sufficient qualified loan requests, investors may be unable to deploy their capital in a timely or efficient manner and may seek other investment opportunities. If there are insufficient investor commitments or participation, borrowers may be unable to obtain investment capital for their loans and may stop using our marketplace for their borrowing needs, which will impact our business results.

If we experience an increase in defaults on loans facilitated through our marketplace, the return on investment for investors in those loans would be adversely affected and investors may not find investing through our marketplace desirable.

We make payments ratably on an investor’s investment only if we receive the borrower’s payments on the corresponding loan. If we do not receive payments on the corresponding loan related to an investment, the investor will not be entitled to any payments under the terms of the investment. Further, investors may have to pay us an additional servicing fee of up to 35% of any amount recovered by us or our third-party collection agencies assigned to collect on the loan. An investor may become dissatisfied with our marketplace if a loan underlying its investment is not repaid and it does not receive full payment. As a result, our reputation may suffer and we may lose investor confidence, which could adversely affect investor participation on our marketplace.

LENDINGCLUB CORPORATION

Credit and other information that we receive from borrowers or third parties about a borrower may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may cause us to inaccurately price loans facilitated through our marketplace.

Our ability to review and select qualified borrowers depends on obtaining borrower credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and we assign loan grades to loan requests based on our marketplace’s credit decisioning and scoring models that take into account reported credit score, other information reported by the consumer reporting agencies and the requested loan amount, in addition to a variety of other factors. A credit score or loan grade assigned to a borrower may not reflect that borrower’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the borrower’s credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have:

•	become delinquent in the payment of an outstanding obligation;

•	defaulted on a pre-existing debt obligation;

•	taken on additional debt; or

•	sustained other adverse financial events.

In addition, borrowers supply a variety of information that is included in the loan listings on our marketplace. Other than as described below, we do not verify this information, and it may be inaccurate or incomplete. For example, we often do not verify a borrower’s stated tenure, job title, home ownership status or intention for the use of loan proceeds.

If borrowers default on loans that are not priced correctly because the information provided by the borrowers or third parties is inaccurate, investors may try to rescind their affected investments in these loans and our reputation may be harmed.

If the credit decisioning and scoring models we use contain errors or are otherwise ineffective, our reputation and relationships with borrowers and investors could be harmed and our market share could decline.

Our ability to attract borrowers and investors to, and build trust in, our marketplace is significantly dependent on our ability to effectively evaluate a borrower’s credit profile and likelihood of default. To conduct this evaluation, we utilize credit decisioning and scoring models that assign each loan offered on our marketplace a grade and a corresponding interest rate. Our marketplace’s credit decisioning and scoring models are based on algorithms that evaluate a number of factors, including behavioral data, transactional data and employment information, which may not effectively predict future loan losses. If we are unable to effectively segment borrowers into relative risk profiles, we may be unable to offer attractive interests rates for borrowers and risk-adjusted returns for investors. We continually refine these algorithms based on new data and changing macro and economic conditions. If any of these credit decisioning and scoring models contain programming or other errors, are ineffective or the data provided by borrowers or third parties is incorrect or stale, our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. While we have not incurred any material liabilities to date, if these errors were to occur in the future, investors may try to rescind their affected investments or decide not to invest in loans in the future or borrowers may seek to revise the terms of their loans or reduce the use of our marketplace for loans.

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

LENDINGCLUB CORPORATION

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

A relatively small number of investors account for a large dollar amount of investment in loans funded through our marketplace. Although we continue to believe there is sufficient investor demand to replace investors who may choose not to continue to invest through our marketplace, if we are unable to attract sufficient investor commitments or investors do not continue to participate in our marketplace at the current rates, we may be unable to increase our loan originations and our revenue may grow more slowly than expected or decline. In addition, if a large number of our existing investors ceased utilizing our marketplace over a short period of time, our business could be temporarily interrupted and we may decide to use our capital to support short-term marketplace equilibrium as new investors complete the administrative and diligence updating processes necessary to enable their investments.

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

LENDINGCLUB CORPORATION

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

Any failure to protect our own intellectual property rights could impair our brand, or subject us to claims for alleged infringement by third parties, which could harm our business.

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

In order to protect our intellectual property rights, we may be required to spend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. In addition, any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our loan products or operating our platform or require that we comply with other unfavorable terms. Our failure to secure, protect and enforce our intellectual property rights could seriously adversely affect our brand and adversely impact our business.

LENDINGCLUB CORPORATION

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

We have a limited operating history at our current scale, and we have encountered and will continue to encounter risks, uncertainties, expenses and difficulties, including:

•	navigating complex and evolving regulatory and competitive environments;

•	increasing the number of borrowers and investors utilizing our marketplace;

•	increasing the volume of loans facilitated through our marketplace and transaction fees received for matching borrowers and investors through our marketplace;

•	entering into new markets and introducing new loan products;

•	continuing to revise our marketplace’s proprietary credit decisioning and scoring models, particularly in the face of changing macro and economic conditions;

•	continuing to develop, maintain and scale our platform;

LENDINGCLUB CORPORATION

•	effectively using limited personnel and technology resources;

•	effectively maintaining and scaling our financial and risk management controls and procedures;

•	maintaining the security of our platform and the confidentiality of the information provided and utilized across our platform; and

•	attracting, integrating and retaining an appropriate number of qualified employees.

If we do not compete effectively in our target markets, our operating results could be harmed.

The personal and small business lending market is competitive and evolving. We compete with financial products and companies that attract borrowers, investors or both. With respect to borrowers, we primarily compete with traditional financial institutions, such as banks, credit unions, credit card issuers and other consumer and specialty finance companies. With respect to investors, we primarily compete with other investment vehicles and asset classes, such as equities, bonds and short-term fixed income securities. We also compete with other online credit marketplaces.

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

Although historically we have focused on the personal loan market, we recently expanded our marketplace to include small business borrowers and education and patient finance loans. We plan to address additional markets and loan products and expand the types of borrowers and investors to further grow our business. Any failure to successfully address additional market segments and loan products or develop a broader base of borrowers and investors could result in loss of market share or slower growth, which would harm our business, financial condition and results of operations.

Fluctuations in interest rates could negatively affect transaction volume.

All personal and nearly all small business loans facilitated through our marketplace are issued with fixed interest rates, and education and patient finance loans are issued with fixed or variable rates, depending on the type of loan. If interest rates continue to rise, investors who have already committed capital may lose the opportunity to take advantage of the higher rates, or may seek to invest capital in alternative investments. Additionally, potential borrowers could seek to defer loans as they wait for interest rates to settle, and borrowers of variable rate loans may be subject to increased interest rates. If interest rates decrease after a loan is made, borrowers through our marketplace may prepay their loans to take advantage of the lower rates. Investors through our marketplace would lose the opportunity to collect the above-market interest rate payable on the corresponding loan and may delay or reduce future loan investments. As a result, fluctuations in the interest rate environment may discourage investors

LENDINGCLUB CORPORATION

and borrowers from participating in our marketplace and may reduce our loan originations, which may adversely affect our business.

Negative publicity could adversely affect our business and operating results.

Negative publicity about our industry or our company, including the quality and reliability of our marketplace, effectiveness of the credit decisioning and scoring models used in the marketplace, changes to our marketplace, our ability to effectively manage and resolve borrower and investor complaints, privacy and security practices, use of loan proceeds by certain borrowers of ours or other companies in our industry for illegal purposes, litigation, regulatory activity and the experience of borrowers and investors with our marketplace or services, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our marketplace, which could harm our business and operating results. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by our partners or partners of partners, other online credit marketplaces, outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, inadequate protection of borrower and investor information and compliance failures and claims.

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

We intend to continue to dedicate significant resources to our marketing efforts, particularly as we continue to grow our marketplace, introduce new loan products and expand into new states. Our ability to attract qualified borrowers and sufficient investors depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our marketplace. Our marketing channels include direct-mail, social media and the press, online partnerships, search engine optimization, search engine marketing, offline partnerships, mail-to-web and radio and television advertising. If any of our current marketing channels become less effective, if we are unable to continue to use any of these channels, if the cost of using these channels were to significantly increase or if we are unsuccessful in generating new channels, we may not be able to attract new borrowers and investors in a cost-effective manner or convert potential borrowers and investors into active borrowers and investors in our marketplace. As a result, our revenue and results of operations would be adversely affected, which may impair our ability to grow our business.

Successful strategic relationships with ecosystem partners are important for our future success.

We anticipate that we will continue to depend on relationships with ecosystem partners to grow our business. Ecosystem partners can transact directly with our marketplace as investors or serve as a source of referrals for investors and borrowers. We continue to pursue additional relationships with ecosystem partners, such as banks, asset managers and insurance companies. For example, we entered into strategic relationships with community banks and other financial partners to facilitate co-branded loan offerings to their borrower customers through our marketplace, and we may seek to expand these relationships in the future. Identifying, negotiating and documenting relationships with ecosystem partners require significant time and resources as does integrating third-party data and

LENDINGCLUB CORPORATION

services. Our current agreements with ecosystem partners often do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to ecosystem partners to favor their products or services or in reducing the volume of loans facilitated through our marketplace. In addition, these ecosystem partners may not perform as expected under our agreements with them, and we may have disagreements or disputes with such partners, which could adversely affect our brand and reputation. If we cannot successfully enter into and maintain effective strategic relationships with ecosystem partners, our business may be harmed.

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

•
liability for activities of the acquired business before the acquisition, including patent and trademark infringement claims, violations of laws, regulatory actions, commercial disputes, tax liabilities and other known and unknown liabilities;

•	assumption of exposure to performance of any acquired loan portfolios;

•	potential disruptions to our ongoing businesses; and

•	unexpected costs and unknown risks and liabilities associated with the acquisition.

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

LENDINGCLUB CORPORATION

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

LENDINGCLUB CORPORATION

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

No trading market currently exists for the certificates issued by the Trust or for the investment funds, each of which are privately placed. Note investors can only sell their notes through the resale trading platform operated by FOLIOfn Investments, Inc. (FOLIOfn), an unaffiliated registered broker-dealer. During 2015, it took an average of approximately four days to sell a note on FOLIOfn with an offer price at or below par. We cannot assure you that FOLIOfn will continue to maintain a market for the trading of notes or that another market may arise. Given the lack of liquidity for certificates and the limited liquidity for notes, investors and potential investors may consider these investments to be less appealing and demand for these investments may decrease, which may adversely affect our business.

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

Any new loan products and changes to our marketplace or platform could fail to attain sufficient market acceptance for many reasons, including:

•	our failure to predict market demand accurately and supply loan products that meet this demand in a timely fashion;

•	borrowers and investors using our marketplace may not like, find useful or agree with any changes;

•	defects, errors or failures in our platform;

•	negative publicity about our loan products or our marketplace or platform’s performance or effectiveness;

LENDINGCLUB CORPORATION

•	competition with established financial institutions;

•	delays in releasing new loan products or marketplace or platform enhancements; and

•	the introduction or anticipated introduction of competing products by our competitors.

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

Our credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains certain affirmative and negative covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition.

We have a senior secured revolving credit facility of $120.0 million, which the Company may draw upon from time to time. As of December 31, 2015, we had not drawn on the credit facility. The loan agreements for our credit facility contain restrictions on our ability to, among other things, pay dividends, incur indebtedness, place liens on assets, merge or consolidate, make investments, and enter into certain affiliate transactions. In addition, we are

LENDINGCLUB CORPORATION

required to maintain a maximum total net leverage ratio (as defined in the credit agreement) of 4.00:1.00 initially, and decreasing over the term of the credit facility to 3.00:1.00 on and after June 30, 2018.

If we fail to perform under the loan agreement by, for example, failing to make timely payments or failing to comply with the required total leverage ratio, our operations and financial condition could be adversely affected. For more information regarding the covenants and requirements, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 12. Debt” included in this Annual Report on Form 10-K.

If we discover a material weakness in our internal control over financial reporting that we are unable to remedy or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to report our financial results on a timely and accurate basis and the market price of our common stock may be adversely affected.

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Although we did not discover any material weaknesses in internal control over financial reporting at December 31, 2015, subsequent testing by us or our independent registered public accounting firm, which has not performed an audit of our internal control over financial reporting, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404A and 404B, we may incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404A and 404B in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the Securities and Exchange Commission (SEC) or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on our business and operating results, and cause a decline in the price of our common stock.

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

Our quarterly results of operations, including the levels of our operating revenue and expenses, contribution margin and other key metrics, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, some of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may adversely affect the price of our common stock. Factors that may cause fluctuations in our quarterly financial results include:

•	our ability to attract new investors or borrowers and maintain relationships with existing borrowers and investors;

•	loan volumes, loan grades, loan mix and the channels through which the loans and corresponding investors are sourced;

•	the amount and timing of operating expenses related to acquiring borrowers and investors and the maintenance and expansion of our business, operations and infrastructure;

•	entering new markets and introducing new loan products;

•	network outages or security breaches;

•	general economic, industry and market conditions;

•	our emphasis on borrower and investor experience instead of near-term growth; and

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired technologies or businesses.

LENDINGCLUB CORPORATION

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2015, we had federal and state net operating loss carryforwards (NOLs) of approximately $109.9 million and $77.4 million, respectively, to offset future taxable income. These federal and state net operating loss carryforwards will begin expiring in 2025 and 2028, respectively. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. Additionally, at December 31, 2015, we had federal and state research and development tax credit carryforwards of $0.8 million and $2.1 million, respectively. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. On the basis of this evaluation, a full valuation allowance has historically been recorded to recognize only deferred tax assets that are more likely than not to be realized. Our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We have incurred net losses in the past and may incur net losses in the future.

As of December 31, 2015, our accumulated deficit was $88.2 million. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract borrowers, investors and partners and further enhance and develop our loan products, marketplace and platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur additional net losses in the future and may not maintain profitability on a quarterly or annual basis.

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

LENDINGCLUB CORPORATION

We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act of 1940.

In general, a company that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities may be deemed to be an investment company under the Investment Company Act of 1940, as amended (Investment Company Act). The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and we intend to continue to conduct, our business in a manner that does not result in our company being characterized as an investment company. To avoid being deemed an investment company, we may not be able to broaden our offerings, which could require us to forego attractive opportunities. We may also apply for formal exemptive relief to provide additional clarity on our status under the Investment Company Act. We may not receive such relief on a timely basis, if at all, and such relief may require us to modify or curtail our operations. If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would materially adversely affect our business, financial condition and results of operations.

If our registered investment advisor, LC Advisors, LLC, were found to have violated the Investment Advisers Act, our ability to raise sufficient investor commitments to meet borrower demand could be impaired.

Our subsidiary LCA acts as an advisor to certain private funds and accredited investors, including those that invest in managed accounts that rely on a third-party adviser or manager to manage their investment through our marketplace. Registered investment advisers are subject to a number of regulatory and legal requirements, including conflicts of interest, advertising restrictions and custody requirements. We believe we have conducted, and we intend to continue to conduct, the business of LCA in substantial compliance with the Investment Advisers Act of 1940, as amended (Investment Advisers Act) and applicable fiduciary duties. If, however, we are deemed to have breached any of our obligations under the Investment Advisers Act, the activities of LCA could be restricted, suspended or even terminated. If this were to occur, our ability to provide investors with the opportunity to invest through managed accounts could be severely curtailed, and we may not be able to sufficiently meet borrower and investor demand for loans, which could harm our business.

We have not reviewed our compliance with foreign laws regarding the participation of non-U.S. residents on our marketplace.

From time to time, non-U.S. residents invest in loans directly through our marketplace. Through December 31, 2015, the percentage of notes purchased (based upon dollar amounts) by such persons since inception was less than 1% of all loans issued. We are not experts with respect to all applicable laws in the various foreign jurisdictions, and we cannot be sure that we are complying with applicable foreign laws. Failure to comply with such laws could result in fines and penalties payable by us, which could reduce our profitability or cause us to modify or delay planned expansions and expenditures, including investments in our growth. In addition, any such fines and penalties could create negative publicity, result in additional regulatory oversight that could limit our operations and ability to succeed, or otherwise hinder our plans to expand our business internationally.

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

LENDINGCLUB CORPORATION

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

LENDINGCLUB CORPORATION

securities offerings and civil and criminal liability, which may harm our business and our ability to maintain our marketplace and may result in borrowers rescinding their loans.

Where applicable, we will seek to comply with state small loan, loan broker, servicing and similar statutes. Currently, we do not facilitate loans to borrowers in Iowa. In all other U.S. jurisdictions with licensing or other requirements that we believe may be applicable to us, we comply with the relevant requirements through the operation of our marketplace with issuing banks or we will be seeking to obtain required licenses. Nevertheless, if we are found to not have complied with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or penalties or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate loans through our marketplace, perform our servicing obligations or make our marketplace available to borrowers in particular states, which may harm our business.

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

LENDINGCLUB CORPORATION

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

Certain states in which we offer notes also impose special suitability standards and other conditions for operation in their states, restricting the persons and conditions under which we may make offerings in these states. We do not offer our notes in all states due to the restrictions of certain states. While we believe that we may now rely on federal preemption of state registration and qualification requirements, states may interpret federal law as applied to our notes differently, possibly requiring us to continue to make filings in or limit operations in those states. Regardless of any such registration, qualification or preemption, we are subject to both state and federal antifraud rules of each state in which we operate.

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

LENDINGCLUB CORPORATION

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

•	regulatory developments;

•	the performance and reputation of other marketplace lenders;

•	announcements of innovations, new loan products or acquisitions, strategic alliances or significant agreements by our competitors;

•	disruptions in our platform due to computer hardware, software or network problems;

•	recruitment or departure of key personnel;

•	the economy as a whole or market conditions in our industry;

•	trading activity by stockholders who beneficially own large amounts of our outstanding common stock; and

•	the size of our market float.

Our stock price may also fluctuate significantly due to sales of our common stock by large stockholders or by our directors and executive officers. Sales of substantial blocks of common stock by individuals or institutions that were stockholders at the time of our initial public offering or who have acquired large positions since that time may cause the price of our common stock to decline. In addition, sales by our directors and executive officers may create a negative public perception and negatively impact our stock price.

In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

We may invest or spend our substantial cash position in ways with which stockholders may not agree or in ways which may not yield a return or increase the price of our common stock.

We intend to use our substantial cash position for general corporate purposes, including working capital, operating expenses and capital expenditures. We have used a portion of our cash to repay indebtedness outstanding under our term loan. Additionally, we may use a portion of our cash to acquire businesses, products, services, assets or create market equilibrium. We do not, however, have agreements or commitments for any acquisitions at this time. Our management will have discretion in the application of our cash, and it may be placed in investments that do not yield a favorable return.

LENDINGCLUB CORPORATION

If securities or industry analysts publish negative reports about our business, our share price and trading volume could decline, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. Our innovative business model is new, and therefore, there are few comparable publicly traded companies. As a result, analyst research and reports may have a greater impact on our common stock than they would on the common stock of a company in an industry with an established consensus on valuation methods, appropriate comparable businesses and future expectations. We do not have any control over these analysts. If one or more of the analysts who may in the future cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new loan products or enhance our marketplace, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any debt financing we secure in the future, in addition to or in lieu of our credit facility, could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired and our business may be harmed.

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

LENDINGCLUB CORPORATION

Anti-takeover provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.

Our restated certificate of incorporation and restated bylaws, contain provisions that can have the effect of delaying or preventing a change in control of us or changes in our management. The provisions, among other things:

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

Any provision of our restated certificate of incorporation or restated bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of December 31, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 52% of our outstanding common stock. These stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash or other dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends for the foreseeable future.

Item 1B. Unresolved Staff Comments

None.

LENDINGCLUB CORPORATION

Item 2. Properties

The Company’s corporate headquarters is located in San Francisco, California, and consists of approximately 169,000 square feet of space under lease agreements that mostly expire in June 2022. Under these lease agreements, the Company has an option to extend nearly all of the space under the leases for five years.

In the second quarter of 2015, the Company entered into a lease agreement for approximately 112,000 square feet of additional office space in San Francisco, California. The lease agreement commenced in the second quarter of 2015 with delivery of portions of the leased space to occur in stages through March 2017. The lease agreement expires in March 2026, with the right to renew the lease term for two consecutive renewal terms of five years each.

The Company has additional leased office space of approximately 26,000 square feet in Westborough, Massachusetts, under a lease agreement that expires in July 2021.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 16. Commitments and Contingencies.”

Item 4. Mine Safety Disclosures

Not applicable.

LENDINGCLUB CORPORATION

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Lending Club’s stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “LC.” Prior to that date, there was no public trading market for Lending Club’s common stock.

The following table sets forth the high and low sales price per share of Lending Club’s common stock as reported on the NYSE for the periods indicated:

Year Ended December 31,	2015		2014
	High	Low	High	Low
First Quarter	$25.78	$18.30	N/A	N/A
Second Quarter	$19.85	$14.36	N/A	N/A
Third Quarter	$15.14	$10.28	N/A	N/A
Fourth Quarter (1)	$15.00	$10.77	$27.90	$23.08
(1) Fourth quarter price for 2014 started from December 11, 2014.
N/A - Not applicable.

Holders of Record

As of January 29, 2016, there were 89 holders of record of Lending Club’s common stock. The closing market price per share on that date was $7.38. Because many of Lending Club’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

Lending Club has not paid cash or other dividends since its inception, and does not anticipate paying cash or other dividends in the foreseeable future.
Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

None.

LENDINGCLUB CORPORATION

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

The following graph compares the cumulative total return to stockholders of Lending Club’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (S&P 500) and the Dow Jones Internet Composite Index (DJ Internet Composite). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in Lending Club’s common stock and in each index at market close on December 11, 2014, the date Lending Club’s common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2015. The returns shown are based on historical results and are not intended to suggest future performance.

$140
$120
$100
$80
$60
$40
$20
$-
12/11/2014
12/31/2014
1/30/2015
2/27/2015
3/31/2015
4/30/2015
5/29/2015
6/30/2015
7/31/2015
8/31/2015
9/30/2015
10/30/2015
11/30/2015
12/31/2015
LendingClub Corporation
S&P 500
DJ Internet Composite

Item 6. Selected Financial Data

The Company changed its fiscal year end from March 31 to December 31 effective as of December 31, 2012, and the nine month period ended December 31, 2012 represents a transition period. The historical information presented below for the years ended December 31, 2012 and 2011 (i) combines the unaudited interim consolidated financial statements for the three months ended March 31 and the nine months ended December 31 in each year and (ii) is unaudited and has been prepared by management for illustrative purposes only. The unaudited interim consolidated financial statements and unaudited historical financial information have been prepared on the same basis as the audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal,

LENDINGCLUB CORPORATION

recurring nature that are necessary for a fair statement of the unaudited interim consolidated financial statements. Lending Club’s historical results are not necessarily indicative of the results in any future period.

In the fourth quarter of 2015, the Company disaggregated the expense previously reported as “General and administrative” into “Engineering and product development” and “Other general and administrative” expense. Additionally, the Company reclassified certain operating expenses between “Sales and marketing,” “Origination and servicing,” “Engineering and product development” and “Other general and administrative” expense to align such classification and presentation with how the Company currently manages the operations and these expenses. These changes had no impact to “Total operating expenses.” Prior period amounts have been reclassified to conform to the current presentation.

LENDINGCLUB CORPORATION

The following selected consolidated financial data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in this Report (in thousands, except share and per share data).

Years Ended December 31,	2015	2014 (1)	2013	2012	2011
	(audited)	(audited)	(audited)	(unaudited)	(unaudited)
Statement of Operations Data:
Transaction fees	$373,508	$197,124	$85,830	$30,576	$10,981
Servicing fees	32,811	11,534	3,951	1,929	951
Management fees	10,976	5,957	3,083	824	103
Other revenue (expense)	9,402	(1,203)	5,111	716	495
Total operating revenue	426,697	213,412	97,975	34,045	12,530
Net interest income (expense) and fair value adjustments	3,246	(2,284)	27	(238)	222
Total net revenue	429,943	211,128	98,002	33,807	12,752
Operating expenses: (2) (3)
Sales and marketing	171,526	85,652	37,431	18,201	11,402
Origination and servicing	61,335	37,326	17,978	7,589	4,758
Engineering and product development	77,062	38,518	15,528	4,855	2,289
Other general and administrative	122,182	81,136	19,757	10,024	6,572
Total operating expenses	432,105	242,632	90,694	40,669	25,021
Income (loss) before income tax expense	(2,162)	(31,504)	7,308	(6,862)	(12,269)
Income tax expense	2,833	1,390	—	—	—
Net income (loss)	$(4,995)	$(32,894)	$7,308	$(6,862)	$(12,269)
Net income (loss) per share attributable to common stockholders:
Basic (4)(6)	$(0.01)	$(0.44)	$0.00	$(0.17)	$(0.35)
Diluted (4)(6)	$(0.01)	$(0.44)	$0.00	$(0.17)	$(0.35)
Weighted-average common shares - Basic (4)(6)	374,872,118	75,573,742	51,557,136	39,984,876	34,744,860
Weighted-average common shares - Diluted (4)(6)	374,872,118	75,573,742	81,426,976	39,984,876	34,744,860

December 31,	2015	2014 (1)	2013	2012	2011
	(audited)	(audited)	(audited)	(unaudited)	(unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents (6)	$623,531	$869,780	$49,299	$52,551	$24,712
Securities available for sale	297,211	—	—	—	—
Loans at fair value (5)	4,556,081	2,798,505	1,829,042	781,215	296,100
Total assets (1)(6)	5,793,634	3,890,054	1,943,395	850,830	326,797
Notes and certificates at fair value (5)	4,571,583	2,813,618	1,839,990	785,316	290,768
Total liabilities	4,751,774	2,916,835	1,875,301	798,620	294,262
Total stockholders’ equity (6)	$1,041,860	$973,219	$68,094	$52,210	$32,535

(1)
In April 2014, the Company completed the Springstone acquisition. The Company’s consolidated financial statements include Springstone’s financial position and results of operations from the acquisition date.

(2)	Prior period amounts have been reclassified to conform to the current period presentation, as discussed above.

LENDINGCLUB CORPORATION

(3)	Includes stock-based compensation expense as follows:

Years Ended December 31,	2015	2014(2)	2013(2)	2012(2)	2011(2)
	(audited)	(audited)	(audited)	(unaudited)	(unaudited)
Sales and marketing	$7,250	$5,476	$1,147	$302	$30
Origination and servicing	2,735	1,653	424	75	9
Engineering and product development	11,335	6,445	2,336	449	71
Other general and administrative	29,902	23,576	2,376	586	181
Total stock-based compensation expense	$51,222	$37,150	$6,283	$1,412	$291

(4)
In April 2014, the Company’s board of directors approved a two-for-one stock split of Lending Club’s outstanding capital stock and in August 2014, the Company’s board of directors approved another two-for-one stock split of Lending Club’s outstanding capital stock, which became effective in September 2014. All share and per share data in this table has been adjusted to reflect these stock splits.

(5)
Loans represent obligations of borrowers facilitated through the marketplace. Notes and certificates are issued to investors and represent repayment obligations dependent upon receipt of borrower payments as to a corresponding loan. For more information regarding notes and certificates, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” Period-end differences between the two line items are largely driven by timing of applying and distributing loan payments to investors.

(6)
In December 2014, Lending Club registered 66,700,000 shares of our common stock in its initial public offering at the initial offering price of $15.00 per share. In connection with this stock offering, all outstanding shares of convertible preferred stock were converted into Lending Club’s common stock.

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

Overview

Lending Club is the world’s largest online marketplace connecting borrowers and investors. We believe a technology-powered marketplace is a more efficient mechanism to allocate capital between borrowers and investors than the traditional banking system. Qualified consumers and small business owners borrow through Lending Club to lower the cost of their credit and enjoy a better experience than traditional bank lending.

Investors use Lending Club to earn attractive risk-adjusted returns from an asset class that has generally been closed to many investors and only available on a limited basis to institutional investors. The capital to invest in the loans enabled through our marketplace comes directly from a wide range of investors, including retail investors, high-net-worth individuals and family offices, banks and finance companies, insurance companies, hedge funds, foundations, pension plans and university endowments, and through a variety of investment channels. Our business model is not dependent on using our balance sheet and assuming credit risk for loans facilitated by our marketplace. In order to support contractual obligations (Pool B loans), regulatory commitments (direct mail), the testing of pilot loan programs, or customer accommodations, we may use our capital on the platform from time to time on terms that are substantially similar to other investors.

We generate revenue from transaction fees from our marketplace’s role in accepting and decisioning applications for our bank partners to enable loan originations, servicing fees from investors for matching available loan assets with capital and management fees from investment funds and other managed accounts.

Generally, the transaction fees we receive from issuing banks in connection with our marketplace’s role in facilitating loan originations range from 1% to 7% of the initial principal amount of the loan as of December 31, 2015. In addition, for education and patient finance loans, transaction fees may exceed 7% as they include fees earned from issuing banks and service providers. Servicing fees paid to us vary based on investment channel. Note investors generally pay us a servicing fee equal to 1% of payment amounts received from the borrower; whole loan purchasers pay a monthly servicing fee up to 1.3% per annum on the month-end principal balance of loans serviced and certificate holders generally pay a monthly management fee up to 1.5% per annum of the month-end balance of assets under management.

Since beginning operations in 2007, our marketplace has facilitated approximately $16.0 billion in loan originations. These loans were facilitated through the following investment channels: (i) the issuance of notes, (ii) the sale of certificates, or (iii) the sale of whole loans to qualified investors. Approximately $3.3 billion of our loan originations since inception were invested in through notes, $5.5 billion were invested in through certificates and $7.2 billion were invested in through whole loan sales. In 2015, our marketplace facilitated over $8.4 billion of loan originations, of which approximately $1.3 billion were invested in through notes, $2.6 billion were invested in through certificates and $4.5 billion were invested in through whole loan sales. In 2014, our marketplace facilitated over $4.4 billion of loan originations, of which approximately $0.8 billion were invested in through notes, $1.3 billion were invested in through certificates and $2.3 billion were invested in through whole loan sales. See “Item 1A – Risk Factors – A decline in economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.”

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Springstone

In April 2014, we acquired all of the outstanding limited liability company interests of Springstone. See “Item 8 – Financial Statements and Supplementary Data – Note 19 – Springstone Acquisition” for more information.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Key Operating and Financial Metrics

We regularly review a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

Year Ended December 31,	2015	2014	2013
Loan originations	$8,361,697	$4,377,503	$2,064,626
Operating revenue(1)	$426,697	$213,412	$97,975
Contribution(2)(3)	$203,821	$97,563	$44,137
Contribution margin(2)(3)	47.8%	45.7%	45.0%
Adjusted EBITDA(2)	$69,758	$21,301	$15,227
Adjusted EBITDA margin(2)	16.3%	10.0%	15.5%
Net income (loss)	$(4,995)	$(32,894)	$7,308

(1)	See “Factors That Can Affect Revenue” for more information regarding operating revenue.

(2)
Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measure, see “Reconciliations of Non-GAAP Financial Measures.”

(3)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of Operations – Operating Expenses” for additional information.

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

Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin

We use certain non-GAAP financial measures in evaluating our operating results. We believe that Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin help identify trends in our core business results and allow for greater transparency with respect to key metrics used by our management in its decision making.

Contribution is a non-GAAP financial measure that we calculate as net income (loss), excluding net interest income (expense) and other adjustments, general and administrative expense, stock-based compensation expense and income tax expense (benefit). Contribution margin is a non-GAAP financial measure calculated by dividing contribution by total operating revenue. Contribution and contribution margin are measures of product profitability used by our management and board of directors to understand and evaluate our core operating performance and trends. Contribution and contribution margin have varied from period to period and have generally increased over time. Factors that affect our contribution and contribution margin include revenue mix, variable marketing expenses and origination and servicing expenses.

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

Our non-GAAP measures of contribution, contribution margin, adjusted EBITDA, and adjusted EBITDA margin have limitations as analytical tools and you should not consider them in isolation. These non-GAAP measures should not be viewed as substitutes for, or superior to, net income (loss) as prepared in accordance with GAAP. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents.

•	Other companies, including companies in our industry, may calculate these measures differently, which may reduce their usefulness as a comparative measure.

•	These measures do not consider the potentially dilutive impact of stock-based compensation.

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA and adjusted EBITDA margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements.

•	Adjusted EBITDA and adjusted EBITDA margin do not reflect tax payments that may represent a reduction in cash available to us.

Reconciliations of Non-GAAP Financial Measures

The following tables present a reconciliation of net income (loss) to contributions for each of the periods indicated:

Reconciliation of Net Income (Loss) to Contribution:

Year Ended December 31,	2015	2014	2013
Net income (loss)	$(4,995)	$(32,894)	$7,308
Net interest (income) expense and fair value adjustments	(3,246)	2,284	(27)
Engineering and product development expense (1)	77,062	38,518	15,528
Other general and administrative expense (1)	122,182	81,136	19,757
Stock-based compensation expense (2)	9,985	7,129	1,571
Income tax expense	2,833	1,390	—
Contribution (1)	$203,821	$97,563	$44,137
Total operating revenue	$426,697	$213,412	$97,975
Contribution margin (1)	47.8%	45.7%	45.0%

(1) Prior period amounts have been reclassified to conform to the current period presentation. See “Results of Operations – Operating Expenses” for additional information.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

(2)     Contribution also excludes stock-based compensation expense included in sales and marketing and origination and servicing expense categories, as follows:

Year Ended December 31,	2015	2014(1)	2013(1)
Sales and marketing	$7,250	$5,476	$1,147
Origination and servicing	2,735	1,653	424
Total	$9,985	$7,129	$1,571

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

Year Ended December 31,	2015	2014	2013
Net income (loss)	$(4,995)	$(32,894)	$7,308
Net interest (income) expense and fair value adjustments	(3,246)	2,284	(27)
Acquisition and related expense	2,367	3,113	—
Depreciation and amortization:
Engineering and product development	13,820	5,194	1,336
Other general and administrative	2,426	1,166	327
Amortization of intangible assets	5,331	3,898	—
Stock-based compensation expense	51,222	37,150	6,283
Income tax expense	2,833	1,390	—
Adjusted EBITDA	$69,758	$21,301	$15,227
Total operating revenue	$426,697	$213,412	$97,975
Adjusted EBITDA margin	16.3%	10.0%	15.5%

Effectiveness of Scoring Models

Our ability to attract borrowers and investors to our marketplace is significantly dependent on our platform’s ability to effectively evaluate a borrower’s credit profile and likelihood of default. We evaluate our marketplace’s credit decisioning and scoring models on a regular basis and leverage the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate to continually improve the models. If we are unable to effectively evaluate borrowers’ credit worthiness, borrowers and investors may lose confidence in our marketplace. Additionally, our ability to effectively segment borrowers into relative risk profiles impacts our ability to offer attractive interest rates for borrowers as well as our ability to offer investors attractive risk-adjusted returns, both of which directly relate to our users’ confidence in our marketplace. Our marketplace’s credit decisioning and scoring models assign each loan offered on our marketplace a corresponding interest rate and origination fee. Our investors’ returns are a function of the assigned interest rates for each particular loan invested in less any defaults over the term of the applicable loan. We believe we have a history of effectively evaluating borrower’s credit worthiness and likelihood of defaults, as evidenced by the performance of various loan vintages facilitated through our marketplace. The following charts display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through December 31, 2015, by booking year, for all grades and 36 or 60 month terms of standard program loans for each of the years shown.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Cumulative Lifetime Charge-off Rates All Loans - Term: 36 Grade: (All)
% of Original Loan Balances
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36
Months on Book
Y2008
Y2009
Y2010
Y2011
Y2012
Y2013
Y2014
Y2015

Net Cumulative Lifetime Charge-off Rates All Loans - Term: 60 Grade: (All)
18.0%
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
% of Original Loan Balances
1 3 5 7 9 11 13 15 17 19 21 23 25 27 29 31 33 35 37 39 41 43 45 47 49 51 53 55 57 59
Months on Book
Y2010
Y2011
Y2012
Y2013
Y2014
Y2015

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Product Innovation

We have made, and intend to continue to make, substantial investments and incur expenses to research and develop or otherwise acquire new financial products for borrowers and investors. Our revenue growth to date has been a function of, and our future success will depend in part on, successfully meeting borrower and investor demand with new and innovative loan and investment options. For example, in early 2014, our platform began offering small business loans to qualified investors, bringing the benefit of our innovative marketplace model, online delivery and process automation to small business owners. In the latter part of 2014, we launched our super prime consumer loans and a true no-interest product for the education and patient finance market. For investors, we have introduced automated investing, application programming interface (API), investment funds and separately managed accounts that make investing in loans easier. Failure to successfully develop and offer innovative products could adversely affect our operating results and we may not recoup the costs of new products.

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

In February 2015, Lending Club announced that it had entered into a strategic partnership with a consortium of community banks for its platform to offer co-branded personal loans to the participating banks’ customers. As part of this partnership, each community bank is provided initial access to invest in loans sought by their own customers, which may include standard program loans. The customer loans that do not meet the community bank’s investment criteria are then made available for investment through the marketplace. All loans are originated by our issuing banks.

Regulatory Environment

The regulatory environment for credit and online marketplaces such as ours is complex, evolving and uncertain, creating both challenges and opportunities that could affect our financial performance. We expect to continue to spend significant resources to comply with various federal and state laws and various licensing requirements designed to, among other things, protect borrowers (such as truth in lending, equal credit opportunity, fair credit reporting and fair debt collections practices) and investors. Our marketplace incorporates a number of automated features to help comply with these laws in an efficient and cost effective manner. While new laws and regulations or changes under existing laws and regulations could make facilitating loans or investment opportunities more difficult to achieve on acceptable terms, or at all, these events could also provide new product and market opportunities.

In May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act (NBA) and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. The defendant petitioned the U.S. Supreme Court to review the decision and the petition is currently pending. We are unable to predict whether the U.S. Supreme Court will review the decision and, if it does, what the outcome will be. While we believe that our program is factually distinguishable from the case, we are revising our agreement with our primary issuing bank to further distinguish

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

the operation of the program from the court’s analysis of the facts in Madden. Overall, we believe that these changes will be immaterial from a cost perspective to the operation of our business.

Recognizing the growth in online marketplaces such as ours, in July 2015 the U.S. Treasury Department issued an RFI to study the various business models and products offered by online marketplace lenders, the potential for online marketplace lending to expand access to credit to historically underserved borrowers and how the financial regulatory framework should evolve to support the safe growth of the industry. We, along with many other interested groups, submitted responses to the Treasury’s RFI by the September 30, 2015 deadline. In December 2015, the California Department of Business Oversight sent an online survey to fourteen marketplace lenders, including us, requesting information about our business model, online platform, loan performance and investor funding process.

Although the Treasury Department and California Department of Business Oversight are in the information-gathering stage and no interpretive guidance has been released, there is a possibility that our business may become subject to additional or different regulations in the future. To the extent we seek to grow internationally, we would become subject to additional foreign regulation and related compliance requirements and expense.

Factors That Can Affect Revenue

As a marketplace, we work toward matching supply and demand while also growing originations and correspondingly revenue at a pace commensurate with proper planning, risk management, user experience, and operational controls that work to optimize the quality of the customer experience, customer satisfaction and long term growth.

The interplay of the following drivers can affect our revenue in any particular period:

•	the volume, timing and quality of:

◦	loan applications,

◦	investment appetite and available investment capital from investors,

◦	platform loan processing and originations, and

•	the subsequent performance of loans, which directly impacts our servicing fees.

These drivers collectively result in transaction, servicing or management fees earned by us related to these transactions and their future performance. As these drivers can be affected by a variety of factors, both in and out of our control, revenues may fluctuate from period to period. Factors that can affect these drivers and ultimately revenue and its timing include: the mix of loans, the timing of the deployment of investment capital by investors, the amount of new capital from pooled investment vehicles and managed accounts that typically deploy their capital at the start of a period, the amount of purchase limitations we can impose on larger investors as a way to maintain investor balance and fairness, the attractiveness of alternative opportunities for borrowers or investors, the responsiveness of applicants to our marketing efforts, expenditures on marketing initiatives in a period, the sufficiency of operational staff to process any manual portion of the loan applications in a timely manner, the responsiveness of borrowers to satisfy additional income or employment verification requirements related to their application, borrower withdrawal rates, the percentage distribution of loans between the whole and fractional loan platforms, platform system performance and other factors. In addition, there may be some seasonality in demand for lending, which is generally lower in the first and fourth quarters.

Given these factors, at any point in time we have loan applications in various stages from initial application through issuance. Depending upon the timing and impact of these factors, loans may not be issued by our issuing bank in the same period in which the corresponding application was originally made resulting in a portion of that subsequent period’s revenue being earned from loan applications that were initiated in the immediately prior period. Consistent

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

with our revenue recognition accounting policy under GAAP, we do not recognize the associated transaction fee revenue with a loan until the loan is issued by our issuing banks and the proceeds are delivered to the borrower.

Results of Operations
The following tables set forth the consolidated statement of operations data for each of the periods presented:

Year Ended December 31,	2015	2014	2013
Operating revenues:
Transaction fees	$373,508	$197,124	$85,830
Servicing fees	32,811	11,534	3,951
Management fees	10,976	5,957	3,083
Other revenue (expense)	9,402	(1,203)	5,111
Total operating revenue	426,697	213,412	97,975
Net interest income (expense) and fair value adjustments	3,246	(2,284)	27
Total net revenue	429,943	211,128	98,002
Operating expenses: (1)(2)
Sales and marketing	171,526	85,652	37,431
Origination and servicing	61,335	37,326	17,978
Engineering and product development	77,062	38,518	15,528
Other general and administrative	122,182	81,136	19,757
Total operating expenses	432,105	242,632	90,694
Income (loss) before income tax expense	(2,162)	(31,504)	7,308
Income tax expense	2,833	1,390	—
Net income (loss)	$(4,995)	$(32,894)	$7,308

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of Operations – Operating Expenses” for additional information.

(2)	Includes stock-based compensation expense as follows:

Year Ended December 31,	2015	2014(1)	2013(1)
Sales and marketing	$7,250	$5,476	$1,147
Origination and servicing	2,735	1,653	424
Engineering and product development	11,335	6,445	2,336
Other general and administrative	29,902	23,576	2,376
Total stock-based compensation expense	$51,222	$37,150	$6,283

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

Year Ended December 31,	2015	2014	Change ($)	Change (%)
Transaction fees	$373,508	$197,124	$176,384	89%
Servicing fees	32,811	11,534	21,277	184%
Management fees	10,976	5,957	5,019	84%
Other revenue (expense)	9,402	(1,203)	10,605	N/M
Total operating revenue	426,697	213,412	213,285	100%
Net interest income (expense) and fair value adjustments	3,246	(2,284)	5,530	N/M
Total net revenue	$429,943	$211,128	$218,815	104%

Year Ended December 31,	2014	2013	Change ($)	Change (%)
Transaction fees	$197,124	$85,830	$111,294	130%
Servicing fees	11,534	3,951	7,583	192%
Management fees	5,957	3,083	2,874	93%
Other revenue (expense)	(1,203)	5,111	(6,314)	(124)%
Total operating revenue	213,412	97,975	115,437	118%
Net interest income (expense) and fair value adjustments	(2,284)	27	(2,311)	N/M
Total net revenue	$211,128	$98,002	$113,126	115%
N/M – Not meaningful

Our primary sources of revenue consists of fees received for transactions through or related to our marketplace and include transaction, servicing and management fees.

Transaction Fees: Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform through our marketplace’s role in facilitating loan originations. The amount of these fees is based upon the terms of the loan, including grade, rate, term and other factors. As of December 31, 2015, these fees ranged from 1% to 7% of the initial principal amount of a loan. In addition, for education and patient finance loans, transaction fees may exceed 7% as they include fees earned from issuing banks and service providers.

Effective July 1, 2013, we elected to account for loans we intend to sell to whole loan purchasers at fair value. Under this election, all transaction fees and costs related to these loans are recorded when earned or incurred, respectively. Prior to this change, transaction fees and costs were included in the computation of the gain or loss on the sale of the loan, which was recorded in other revenue in the consolidated statement of operations. Transaction fees are now reflected in transaction fees and not in other revenue on the statement of operations.

Transaction fees were $373.5 million and $197.1 million for the years ended December 31, 2015 and 2014, respectively, an increase of 89%. The increase was primarily due to an increase in loans facilitated through our marketplace from $4.4 billion for the year ended December 31, 2014 to $8.4 billion for the year ended December 31, 2015, an increase of 91%. The average transaction fee as a percentage of the initial principal balance of the loan was 4.5% for both the years ended December 31, 2015 and 2014.

Transaction fees were $197.1 million and $85.8 million for the years ended December 31, 2014 and 2013, respectively, an increase of 130%. The increase was primarily due to an increase in loans facilitated through our marketplace from $2.1 billion for the year ended December 31, 2013 to $4.4 billion for the year ended December 31, 2014, an increase of 112%. In addition, for the year ended December 31, 2013, $4.9 million in

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

transaction fees were included in the gain on sale of whole loans, which was included in other revenue prior to accounting for whole loans at fair value in the third quarter of 2013. The average transaction fees as a percentage of the initial principal balance of the loan, including the $4.9 million in other revenue, were 4.5% and 4.4% for the years ended December 31, 2014 and 2013, respectively. The increase was primarily due to higher percentages of 60-month loans and loans with higher risk grades, each of which have higher corresponding transaction fees.

In January 2016, we recognized approximately $2.7 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of 2015. In January 2015, we recognized approximately $8.7 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of 2014. Transaction fee revenue recognized in January 2014 that was associated with the issuance of loans in which the loan application process had commenced prior to the end of 2013 was not material.

Servicing Fees: Servicing fees paid to us vary based on investment channel. Servicing fees compensate us for the costs we incur in servicing the related loan, including managing payments from borrowers, collections, payments to investors and maintaining investors’ account portfolios. The amount of servicing revenue earned is predominately affected by the various servicing rates paid by investors in the applicable investment channels, the unpaid principal balance for whole loan serviced, and the amount of principal and interest collected from borrowers and remitted to note and certain certificate investors. Additionally, servicing fee revenue includes the change in fair value of our servicing assets and liabilities associated with loans that we sell.

Servicing fee revenue has increased during each of the last three years due to increases in both the balances of whole loans sold and the loan balances that underlie the notes and certificates. The following table provides the outstanding principal balance of loans that we serviced at the end of the periods indicated, by the method that the loans were financed (in millions):

December 31,	2015	2014	2013
Notes	$1,576	$1,055	$688
Certificates	3,105	1,797	1,172
Whole loans sold	4,289	1,874	407
Total	$8,970	$4,726	$2,267
The table below illustrates the composition of servicing fees by source for each period presented:

Year Ended December 31,	2015	2014	Change (%)
Servicing fees related to whole loans sold	$17,846	$4,162	N/M
Note and certificate servicing fees	13,573	5,952	128%
Servicing fees before change in fair value of servicing assets and liabilities	31,419	10,114	N/M
Change in fair value of servicing assets and liabilities, net	1,392	1,420	(2)%
Total servicing fees	$32,811	$11,534	184%
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2014	2013	Change (%)
Servicing fees related to whole loans sold	$4,162	$303	N/M
Note and certificate servicing fees	5,952	3,533	69%
Servicing fees before change in fair value of servicing assets and liabilities	10,114	3,836	164%
Change in fair value of servicing assets and liabilities, net	1,420	115	N/M
Total servicing fees	$11,534	$3,951	192%
N/M – Not meaningful

Management Fees: Certain investors can invest in investment funds managed by LCA, the general partner in the funds. LCA typically charges these investors a monthly management fee based on the month-end balance of their assets under management, ranging from 0.7% to 1.5% per annum. LCA does not earn any carried interest from the investment funds. For managed account certificate holders, LCA earns a management fee up to 1.2% per annum of the month-end balance of their assets under management. Any of these fees may be waived or reduced at the discretion of LCA.

Management fees were $11.0 million and $6.0 million for the years ended December 31, 2015 and 2014, respectively, an increase of 84%. The increase in management fees was due primarily to an increase in the total assets under management and outstanding certificate balances.

Management fees were $6.0 million and $3.1 million for the years ended December 31, 2014 and 2013, respectively, an increase of 93%. The increase in management fees was due primarily to an increase in the total assets under management and outstanding certificate balances.

Other Revenue (Expense): Other revenue (expense) primarily consists of gains and losses on sales of whole loans and referral revenue. In connection with whole loan sales, in addition to the transaction and servicing fees earned with respect of the corresponding loan, we recognize a gain or loss on the sale of that loan based on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee (loans are sold at par). From December 1, 2012 through June 30, 2013, we included in the gain calculation on whole loan sales the amount of the transaction fees earned in respect of those loans, resulting in higher gains on sale and lower transaction fees. Referral revenue consists of fees earned from third party companies when customers referred by us complete specified actions with a third party company. The specified actions range from clicking on a link to visit a third party website to obtaining a loan from third party companies.

The table below illustrates the composition of other revenue (expense) for each period presented:

Year Ended December 31,	2015	2014	2013
Referral revenue	$4,332	$2,298	$1,170
Gain (loss) on sales of loans	4,885	(3,569)	3,862
Other	185	68	79
Other revenue (expense)	$9,402	$(1,203)	$5,111

Other revenue (expense) was $9.4 million and $(1.2) million for the years ended December 31, 2015 and 2014, respectively. This increase for the year ended December 31, 2015 compared to the same period in 2014 was primarily due to gains on sales of whole loans in 2015 and increases in referral revenue.

Other revenue (expense) was $(1.2) million and $5.1 million for the years ended December 31, 2014 and 2013, respectively, a decrease of 124%. This was primarily attributable to a change in the investor base that we sold whole loans to and the effect of the change in accounting for transaction fees.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Interest Income (Expense) and Fair Value Adjustments

Year Ended December 31,	2015	2014	2013
Net interest income (expense)	$3,232	$(2,162)	$60
Net fair value adjustments	14	(122)	(33)
Net interest income (expense) and fair value adjustments	$3,246	$(2,284)	$27

We do not assume principal or interest risk on loans facilitated through our marketplace because loan balances, interest rates and maturities are matched and offset by an equal balance of notes and certificates with the exact same interest rates and maturities. We only make principal and interest payments on notes and certificates to the extent that we receive borrower payments on corresponding loans. As a servicer, we are only required to deliver borrower payments to the extent that we actually receive them. As a result, on our statement of operations for any period and balance sheet as of any date, (i) interest income on loans corresponds to the interest expense on notes and certificates and (ii) loan balances correspond to note and certificate balances with variations resulting from timing differences between the crediting of principal and interest payments on loans and the disbursement of those payments to note and certificate holders.

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

Year Ended December 31,	2015	2014	Change ($)	Change (%)
Interest income:
Loans	$549,782	$354,424	$195,358	55%
Securities available for sale	2,143	—	2,143	100%
Cash and cash equivalents	1,047	29	1,018	N/M
Total interest income	552,972	354,453	198,519	56%
Interest expense:
Notes and certificates	(549,740)	(354,334)	(195,406)	55%
Term loan	—	(2,281)	2,281	(100)%
Total interest expense	(549,740)	(356,615)	(193,125)	54%
Net interest income (expense)	3,232	(2,162)	5,394	N/M
Average outstanding balances:
Loans	$3,821,448	$2,377,526	$1,443,922	61%
Notes and certificates	$3,840,241	$2,389,747	$1,450,494	61%
N/M - Not meaningful

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2014	2013	Change ($)	Change (%)
Interest income:
Loans	$354,424	$187,495	$166,929	89%
Cash and cash equivalents	29	12	17	142%
Total interest income	354,453	187,507	166,946	89%
Interest expense:
Notes and certificates	(354,334)	(187,447)	(166,887)	89%
Term loan	(2,281)	—	(2,281)	N/M
Total interest expense	(356,615)	(187,447)	(169,168)	90%
Net interest income (expense)	(2,162)	60	(2,222)	N/M
Average outstanding balances:
Loans	$2,377,526	$1,278,631	$1,098,895	86%
Notes and certificates	$2,389,747	$1,285,764	$1,103,983	86%
N/M - Not meaningful

Interest income from loans was $549.8 million, $354.4 million and $187.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in interest income was primarily due to the increase in the outstanding balances of loans.

Interest expense for notes and certificates was $549.7 million, $354.3 million and $187.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of notes and certificates. Interest expense in 2014 also included interest expense of $2.3 million associated with a term loan that was outstanding for approximately 8 months in 2014. We did not have a term loan in 2015 or 2013.

Fair Value Adjustments on Loans, Notes and Certificates: The changes in fair value of loans, notes and certificates are shown on our consolidated statement of operations on a net basis. Due to the payment dependent feature of the notes and certificates, fair value adjustments on the loans are offset by the fair value adjustments on the notes and certificates, resulting in no net effect on our earnings. We estimate the fair value of loans and their related notes and certificates using a discounted cash flow valuation methodology that is described in “Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies.”

In the third quarter of 2015, we incorporated expected prepayments into the valuation of loans, notes and certificates. Expected prepayments are estimates of the cumulative amount of principal prepayments that will occur over the entire life of a loan, expressed as a percentage of the original principal amount of the loan. Expected prepayments reduce the projected balances and effective maturities of the loans, notes and certificates. Additionally, assumptions regarding expected prepayments are incorporated into the valuation process to estimate the fair value of loan servicing assets and liabilities as they are key valuation assumptions used by investors in servicing rights for unsecured consumer credit obligations.

The net fair value adjustments were immaterial for the years ended December 31, 2015, 2014 and 2013. The losses from fair value adjustments on loans were largely offset by the gains from fair value adjustments on notes and certificates due to the borrower payment dependent design of the notes and certificates and due to the principal balances of the loans being similar to the combined principal balances of the notes and certificates.

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

In the fourth quarter of 2015, we disaggregated the expense previously reported as “General and administrative” into “Engineering and product development” and “Other general and administrative” expense. Additionally, we reclassified certain operating expenses between “Sales and marketing,” “Origination and servicing,” “Engineering and product development” and “Other general and administrative” expense to align such classification and presentation with how we currently manage the operations and these expenses. These changes had no impact to “Total operating expenses.” Prior period amounts have been reclassified to conform to the current presentation.

Year Ended December 31,	2015	2014(1)	Change ($)	Change (%)
Sales and marketing	$171,526	$85,652	$85,874	100%
Origination and servicing	61,335	37,326	24,009	64%
Engineering and product development	77,062	38,518	38,544	100%
Other general and administrative	122,182	81,136	41,046	51%
Total operating expenses	$432,105	$242,632	$189,473	78%

Year Ended December 31,	2014(1)	2013(1)	Change ($)	Change (%)
Sales and marketing	$85,652	$37,431	$48,221	129%
Origination and servicing	37,326	17,978	19,348	108%
Engineering and product development	38,518	15,528	22,990	148%
Other general and administrative	81,136	19,757	61,379	N/M
Total operating expenses	$242,632	$90,694	$151,938	168%
(1) Prior period amounts have been reclassified to conform to the current period presentation.

Sales and Marketing: Sales and marketing expense consists primarily of borrower and investor acquisition efforts including costs attributable to marketing and selling our products. This includes costs of building general brand awareness, and salaries, benefits and stock-based compensation expense related to our sales and marketing team.

Sales and marketing expense was $171.5 million and $85.7 million for the years ended December 31, 2015 and 2014, respectively, an increase of 100%. The increase was primarily due to a $59.9 million increase in variable marketing expenses that drove higher loan originations and a $19.0 million increase in personnel-related expenses associated with higher headcount levels. Sales and marketing expense was $85.7 million and $37.4 million for the years ended December 31, 2014 and 2013, respectively, an increase of 129%. The increase was primarily due to an increase in variable marketing expenses driven by higher loan originations and an increase in personnel-related expenses associated with higher headcount levels and acceleration of vesting of stock options for a terminated employee.

Origination and Servicing: Origination and servicing expense consists of salaries, benefits and stock-based compensation expense and vendor costs attributable to activities that most directly relate to originating and servicing loans for borrowers and investors. These costs relate to the credit, collections, customer support and payment processing teams and related vendors.

Origination and servicing expense was $61.3 million and $37.3 million for the years ended December 31, 2015 and 2014, respectively, an increase of 64%. The increase was primarily due to a $12.7 million increase in personnel-related expenses and an $8.9 million increase in consumer reporting agency and loan processing costs, both driven

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

by higher loan originations and a higher outstanding balance of loans serviced. Origination and servicing expense was $37.3 million and $18.0 million for the years ended December 31, 2014 and 2013, respectively, an increase of 108%. The increase was primarily due to increases in personnel-related expenses and consumer reporting agency and loan processing costs, both driven by higher loan originations and a higher outstanding balance of loans serviced.

Engineering and Product Development: Engineering and product development expense consists primarily of salaries, benefits and stock-based compensation expense for engineering and product management teams, and the cost of contractors who work on the development and maintenance of our platform. Engineering and product development expense also includes non-capitalized hardware and software costs and depreciation and amortization of technology assets.

Engineering and product development expense was $77.1 million and $38.5 million for the years ended December 31, 2015 and 2014, respectively, an increase of 100%. The increase was primarily driven by investment in our platform and product development, which included a $24.0 million increase in personnel-related expenses resulting from increased headcount, and an $11.8 million increase in equipment, software and depreciation expense.

Engineering and product development expense was $38.5 million and $15.5 million for the years ended December 31, 2014 and 2013, respectively, an increase of 148%. The increase was primarily driven by continued investment in our platform and product development, which included an increase in personnel-related expenses resulting from increased headcount and contract labor expense and an increase in expensed equipment and software and depreciation expense.

We capitalized $25.4 million, $12.2 million and $3.8 million in software development costs for the years ended December 31, 2015, 2014 and 2013, respectively.

Other General and Administrative: Other general and administrative expense consists primarily of salaries, benefits and stock-based compensation expense for our accounting, finance, legal, human resources and facilities teams, and professional services fees. Other general and administrative expense also includes facilities and compensation expenses related to the acquisition of Springstone.

Other general and administrative expense was $122.2 million and $81.1 million for the years ended December 31, 2015 and 2014, respectively, an increase of 51%. The increase was primarily due to a $51.4 million increase in salaries and stock-based compensation expense related to increased headcount as we continue to invest in infrastructure and support teams.

Other general and administrative expense was $81.1 million and $19.8 million for the years ended December 31, 2014 and 2013, respectively. The increase was primarily due to an increase in personnel-related expenses from increased headcount as we invested in back office support and compensation expense for stock consideration issued related to the Springstone acquisition. Additionally, the increase was due to amortization and depreciation expense primarily related to amortization on assets recognized in conjunction with the Springstone acquisition.

Income Taxes

Income tax expense was $2.8 million and $1.4 million for the years ended December 31, 2015 and December 31, 2014, respectively. For the year ended December 31, 2015, income tax expense was primarily attributable to the amortization of tax deductible goodwill from the acquisition of Springstone, which gave rise to an indefinite-lived deferred tax liability, and the realization of excess tax benefits related to stock-based compensation. For the year ended December 31, 2014, income tax expense was primarily related to the amortization of tax deductible goodwill from the acquisition of Springstone. For the year ended December 31, 2013, there were no income taxes recorded

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

related to pre-tax income due to the availability of deferred tax assets subject to a full valuation allowance to offset current year income.

We continued to record a valuation allowance against the net deferred tax assets, excluding the deferred tax liability for indefinite-lived intangibles, as of December 31, 2015, and December 31, 2014. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient evidence may become available to allow us to conclude that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Quarterly Results of Operations
The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 2015. The unaudited quarterly statement of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited quarterly statement of operations data. Our historical results are not necessarily indicative of our future operating results. The following quarterly consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Report.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Quarters Ended	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Operating revenue:
Transaction fees	$114,955	$100,420	$85,651	$72,482
Servicing fees	11,941	8,999	6,479	5,392
Management fees	3,313	2,900	2,548	2,215
Other revenue (expense)	4,262	2,743	1,441	956
Total operating revenue	$134,471	$115,062	$96,119	$81,045
Net interest income (expense) and other adjustments	1,047	1,214	798	187
Total net revenue	$135,518	$116,276	$96,917	$81,232
Operating expenses: (1)
Sales and marketing	53,537	44,018	39,501	34,470
Origination and servicing	17,696	16,732	14,706	12,201
Engineering and product development	23,887	21,063	18,214	13,898
Other general and administrative	35,245	32,280	28,247	26,410
Total operating expenses	$130,365	$114,093	$100,668	$86,979
Income (loss) before income tax expense	5,153	2,183	(3,751)	(5,747)
Income tax expense	584	1,233	389	627
Net income (loss)	$4,569	$950	$(4,140)	$(6,374)
Other data(2):
Loan origination(3)	$2,579,201	$2,235,647	$1,911,759	$1,635,090
Contribution(1)(4)	65,732	57,257	44,344	36,488
Contribution margin(1)(4)	48.9%	49.8%	46.1%	45.0%
Adjusted EBITDA(4)	24,556	21,157	13,399	10,646
Adjusted EBITDA margin(4)	18.3%	18.4%	13.9%	13.1%
Weighted-average common shares - Basic	378,631,340	375,982,120	372,841,945	371,959,312
Weighted-average common shares - Diluted	402,634,010	401,934,880	372,841,945	371,959,312
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$0.00	$(0.01)	$(0.02)
Diluted	$0.01	$0.00	$(0.01)	$(0.02)

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of Operations – Operating Expenses” for additional information.

(2)	For more information about loan originations, contribution margin, adjusted EBITDA and adjusted EBITDA margin, see “Key Operating and Financial Metrics.”

(3)	Loan originations include loans facilitated through the platform plus outstanding purchase commitments at period end.

(4)
Contribution, contribution margin, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measure, see “Reconciliations of Non-GAAP Financial Measures.”

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Quarters Ended	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Operating revenue:
Transaction fees	$63,289	$52,622	$45,801	$35,412
Servicing fees	5,233	3,053	1,468	1,780
Management fees	1,794	1,608	1,461	1,094
Other revenue (expense)	(765)	(745)	(109)	416
Total operating revenue	$69,551	$56,538	$48,621	$38,702
Net interest income (expense) and other adjustments	(1,430)	(474)	(396)	16
Total net revenue	$68,121	$56,064	$48,225	$38,718
Operating expenses: (1)
Sales and marketing	26,035	20,584	18,895	20,138
Origination and servicing	11,661	9,880	8,412	7,373
Engineering and product development	12,923	10,229	8,897	6,469
Other general and administrative	26,208	22,323	20,568	12,037
Total operating expenses	$76,827	$63,016	$56,772	$46,017
Income (loss) before income tax expense	(8,706)	(6,952)	(8,547)	(7,299)
Income tax expense	331	419	640	—
Net income (loss)	$(9,037)	$(7,371)	$(9,187)	$(7,299)
Other data(2):
Loan origination(3)	$1,414,983	$1,165,226	$1,005,946	$791,348
Contribution(1)(4)	33,256	27,320	22,139	14,848
Contribution margin(1)(4)	47.8%	48.3%	45.5%	38.4%
Adjusted EBITDA(4)	7,916	7,517	4,002	1,866
Adjusted EBITDA margin(4)	11.4%	13.3%	8.2%	4.8%
Weighted-average common shares - Basic	127,859,281	59,844,394	57,971,180	55,780,644
Weighted-average common shares - Diluted	127,859,281	59,844,394	57,971,180	55,780,644
Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.12)	$(0.16)	$(0.13)
Diluted	$(0.07)	$(0.12)	$(0.16)	$(0.13)

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of Operations – Operating Expenses” for additional information.

(2)	For more information about loan originations, contribution margin, adjusted EBITDA and adjusted EBITDA margin, see “Key Operating and Financial Metrics.”

(3)	Loan originations include loans facilitated through the platform plus outstanding purchase commitments at period end.

(4)
Contribution, contribution margin, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measure, see “Reconciliations of Non-GAAP Financial Measures.”

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Liquidity and Capital Resources

Liquidity

The following table sets forth certain cash flow information for the periods presented:

Year Ended December 31,	2015	2014	2013
Net cash provided by operating activities	$74,741	$49,920	$1,139

Cash flow used for loan investing activities(1)	(2,034,590)	(1,094,065)	(1,105,456)
Cash flow used for all other investing activities	(372,110)	(163,010)	(15,159)
Net cash used for investing activities	(2,406,700)	(1,257,075)	(1,120,615)

Cash flow provided by note/certificate financing(1)	2,034,993	1,098,108	1,112,270
Cash flow provided by all other financing activities	50,717	929,528	3,954
Net cash provided by financing activities	2,085,710	2,027,636	1,116,224
Net (decrease) increase in cash and cash equivalents	$(246,249)	$820,481	$(3,252)

(1)
Cash flow used for loan investing activities includes the purchase of loans and repayment of loans facilitated through our marketplace. Cash flow provided by note/certificate financing activities includes the issuance of notes and certificates to investors and the repayment of those notes and certificates. These amounts generally correspond and offset each other.

Our short-term liquidity needs generally relate to our working capital requirements. These liquidity needs are met through cash generated from the operations of facilitating loan originations, which are reflected in transaction fee revenue, and ongoing loan and investor servicing, as reflected in servicing and management fee revenue. As shown in the table above, the Company has been operating cash flow positive for the last three years, which has contributed to our liquidity resources. There is no material impact on our liquidity position related to the purchase of loans, as such, loans are funded by proceeds from the issuance of corresponding notes and certificates, or such loans are sold on the same day to whole loan investors. Additionally, given the payment dependent structure of the notes and certificates, principal and interest payments on notes and certificates are paid only when received from borrowers on the corresponding retained loans resulting in no material impact to our liquidity.

Cash and cash equivalents are primarily held in institutional money market funds and interest-bearing deposit accounts at investment grade financial institutions. Cash and cash equivalents were $623.5 million, $869.8 million, and $49.3 million as of December 31, 2015, 2014 and 2013, respectively. Changes in the balance of cash and cash equivalents are generally a result of timing related to working capital requirements or investments in or out of our securities available for sale portfolio.

In April 2015, we invested in securities classified as available for sale. The fair value of securities available for sale as of December 31, 2015 was $297.2 million. At December 31, 2015, these securities include corporate debt securities, asset-backed securities, U.S. agency securities, U.S. Treasury securities and other securities, and all securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses. These securities provided $2.8 million of interest income in 2015. These securities continue to be available to meet liquidity needs.

Our available liquidity resources may also be provided by external sources. On December 17, 2015, we entered into a credit and guaranty agreement with several lenders for an aggregate $120 million unsecured revolving credit facility (Credit Facility). In connection with the credit agreement, we entered into a pledge and security agreement with Morgan Stanley Senior Funding, Inc., as collateral agent. Proceeds of loans made under the Credit Facility may

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

be borrowed, repaid and reborrowed until December 17, 2020. Repayment of any outstanding proceeds are payable on December 17, 2020, but may be prepaid without penalty.

Borrowings under the Credit Facility bear interest, at our option, at an annual rate based on the one-year LIBOR rate plus a spread of 1.75% to 2.00%, which is fixed for a Company-selected interest period of one, two, three, six or 12 months, or an alternative base rate (which is tied to either the prime rate, federal funds effective rate, or the adjusted eurocurrency rate, as defined in the credit agreement). Base rate borrowings may be prepaid at any time without penalty, however pre-payment of LIBOR-based borrowings before the end of the selected interest period may result in the Company incurring expense to compensate the lenders for their funding costs through the end of the interest period. Interest is payable quarterly. Additionally, the Company is required to pay a quarterly commitment fee to the lenders of between 0.25% and 0.375% per annum, depending on the Company’s total net leverage ratio, on the average undrawn portion available under the revolving loan facility.

The Credit Facility and pledge and security agreement contain certain covenants applicable to us, including restrictions on the Company’s ability to pay dividends, incur indebtedness, pledge our assets, merge or consolidate, make investments, and enter into certain affiliate transactions. The Credit Facility also requires us to maintain a maximum total net leverage ratio (defined as the ratio of net debt to Adjusted EBITDA, on a consolidated basis for the four most recent Fiscal Quarter periods) of 4.00:1.00 initially, and which decreases over the term of the Credit Facility to 3.00:1.00 on and after June 30, 2018 (on a consolidated basis). As of December 31, 2015, the total net leverage ratio, calculated as defined in the Credit Facility, was 0%.

On December 11, 2014, we received $827.7 million in net proceeds from our IPO for use in funding our liquidity needs. A portion of these proceeds were invested in securities held in our securities available for sale portfolio.

In April 2014, we made payments of $109.5 million, net of cash acquired to acquire Springstone. In connection with the acquisition, in April 2014, the Company issued approximately $65.0 million of Series F convertible preferred stock, and borrowed $50.0 million under a credit and guaranty agreement entered into with several lenders referred to as the Term Loan. The Series F convertible preferred stock was converted on a one-for-one basis to common stock in conjunction with the Company’s initial public offering. On December 17, 2014, we fully repaid the $49.4 million of principal outstanding of our Term Loan using a portion of the net proceeds from our IPO. Consequently, the Term Loan was extinguished and removed from the balance sheet as of December 31, 2014, and the credit and guaranty agreement was terminated. During the term it was outstanding, the Term Loan paid interest at a weighted-average interest rate of 2.59%.

On February 9, 2016, the board of directors approved a share repurchase program under which Lending Club may repurchase up to $150 million of the Company’s common shares in open market or privately negotiated transactions in compliance with Securities and Exchange Act Rule 10b-18. This repurchase plan is valid for one year and does not obligate the Company to acquire any particular amount of common stock, and may be suspended at any time at Lending Club’s discretion.

The Company’s cash flow from operations is expected to be sufficient to meet our liquidity needs for the foreseeable future.

Capital Resources

Capital expenditures were $39.4 million, or 9% of total net revenue, $20.6 million, or 10% of total net revenue, and $10.4 million, or 11% of total net revenue, for the years ended December 31, 2015, 2014 and 2013, respectively. Capital expenditures in 2016 are expected to be approximately $65 million, primarily related to growth in the business.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Off-Balance Sheet Arrangements

As of December 31, 2015, a total of $4.7 million in standby letters of credit were outstanding related to certain financial covenants required for lease facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026. There were no off-balance sheet arrangements for the years ended December 31, 2014 and 2013.

Contingencies

Credit Support Agreement

We are subject to a credit support agreement with a certificate investor. The credit support agreement requires us to pledge and restrict cash in support of our contingent obligation to reimburse the investor for net credit losses on loans underlying the investor’s certificate that are in excess of a specified, aggregate net loss threshold. We are contingently obligated to pledge cash, not to exceed $5.0 million, to support this contingent obligation. As of December 31, 2015 and 2014, approximately $3.4 million was pledged and restricted to support this contingent obligation.

As of December 31, 2015, the net credit losses pertaining to the investor’s certificate have not exceeded the specified threshold, nor are future net credit losses expected to exceed the specified threshold, and thus no liability has been recorded. We currently do not anticipate recording losses under this credit support agreement. If losses related to the credit support agreement are later determined to be likely to occur and are estimable, results of operations could be affected in the period in which such losses are recorded.

Legal

On June 5, 2014, Springstone received a Civil Investigative Demand from the Consumer Financial Protection Bureau, referred to as CFPB, related to the period from 2009 through May 2014. The purpose of the investigation was to determine whether Springstone engaged in unlawful acts or practices in connection with the marketing, issuance, and servicing of loans for certain healthcare related financings during the period. On August 19, 2015, Springstone agreed to settle with the CFPB related to the CFPB’s concerns about possible borrower confusion of the terms of a deferred interest product, which was terminated by the Company in December 2014. To resolve this matter, Springstone is in the process of paying restitution of $700 thousand to certain borrowers under the Springstone finance program between 2009 and 2014. The settlement amount has been recorded as a liability as of December 31, 2015. The settlement amount was fully covered by the indemnification provisions of the Springstone purchase agreement and, therefore, did not result in an adverse financial charge to the Company. In January 2016, we delivered to borrowers all restitution amounts that were accrued for as of December 31, 2015.

We are currently engaged in an arbitration proceeding with a prior employee who is claiming that additional equity is due to them. We believe the claim to be without merit and intend to continue to defend the matter vigorously. We have not accrued a liability for this action at this time.

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

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Contractual Obligations

Our principal commitments consist of obligations under our loan funding operation with WebBank and in connection with direct marketing efforts, operating leases for office space and contractual commitments for other support services. The following table summarizes our contractual obligations as of December 31, 2015:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Purchase obligations	$4,945	$3,952	$375	$—	$9,272
Loan funding obligations	7,869	—	—	—	7,869
Operating lease obligations	12,085	46,775	33,307	40,436	132,603
WebBank purchase obligations	77,625	—	—	—	77,625
Total contractual obligations(1)	$102,524	$50,727	$33,682	$40,436	$227,369

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

Loan Purchase Obligation

Under our loan account program with WebBank, a Utah-charted industrial bank that serves as our primary issuing bank, WebBank retains ownership of loans facilitated through our marketplace for two business days after origination. As part of this arrangement, we have committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of December 31, 2015, we were committed to purchase loans with an outstanding principal balance of $77.6 million at par plus accrued interest. As of December 31, 2014, we were committed to purchase loans with an outstanding principal balance of $4.1 million at par plus accrued interest.

Loan Funding and Purchase Commitments

We commit to purchase loans resulting from our direct marketing efforts if such loans are not otherwise invested in by investors on our platform. During 2015, we were not required to purchase any such loans. Additionally, loans in the process of being facilitated and originated by our issuing bank partner at December 31, 2015, were fully funded in January 2016 and we were not required to purchase any of these loans.

Separately, Springstone and the Company are contractually committed to purchase certain loans (Pool B loans) that Springstone facilitates and that are originated by an issuing bank partner if neither Springstone nor the Company can arrange for other investors to invest in or purchase these loans.

The Company and the issuing bank have entered into purchase agreements with three investors to purchase Pool B loans or participation interests in Pool B loans. As of January 5, 2016, any minimum purchase requirements had expired under these agreements. During the year ended December 31, 2015, we were not required to purchase any Pool B loans or Pool B loan participation interests. In connection with current re-negotiations of the program agreement with the issuing bank, the Company may be required to deposit funds into an account at the bank to secure potential, future purchases of these loans.

Critical Accounting Policies

The Company’s significant accounting policies are described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” of the

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

consolidated financial statements. The Company considers certain of these policies to be critical accounting policies as they require significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results. These critical accounting policies include (i) fair value estimates for loans, notes and certificates; (ii) fair value estimates for servicing assets and liabilities; (iii) accounting for goodwill and intangible assets; (iv) provision for income taxes, net of valuation allowance for deferred tax assets; (v) consolidation of variable interest entities; and (vi) stock-based compensation expense. These judgments, estimates and assumptions are inherently subjective and actual results may differ from these estimates and assumptions, and the differences could be material.

Fair Value of Loans, Notes and Certificates

We have elected fair value accounting for loans and related notes and the Trust’s certificates. The fair value election for these loans, notes and certificates results in symmetrical accounting in that changes in the fair values of loans are generally offset by equal changes in the fair values of notes and certificates, given the payment dependent structure of the notes and certificates.

We estimate the fair values of loans and related notes and certificates using a discounted cash flow valuation methodology. The fair valuation methodology considers projected prepayments and uses the historical actual defaults, losses and recoveries on our loans to project future losses and net cash flows on loans.

Significant assumptions used in valuing the Company’s loans, notes and certificates were as follows:

Discount rates – The discount rates for loans reflect the Company’s estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of loans. The discount rates for the projected net cash flows of the notes and certificates reflect the Company’s estimates of the rates of return, including risk premiums that investors in unsecured consumer credit obligations would require when investing in notes issued by us and certificates issued by the Trust with cash flows dependent on specific grades of loans. Discount rates for existing loans, notes and certificates are adjusted to reflect the time value of money and are based on a risk premium that reflects the return market participants require on currently offered loans due to the credit and liquidity related uncertainty inherent in the instruments’ cash flows.

Net cumulative expected losses – Net cumulative expected losses are estimates of the net cumulative principal payments that will not be repaid over the entire life of a loan, note or certificate, expressed as a percentage of the original principal amount of the loan, note or certificate. The estimated net cumulative loss is the sum of the net losses estimated to occur each month of the life of a loan, note or certificate. Therefore, the total net losses estimated to occur over the remaining maturity of existing loans, notes and certificates are less than the estimated net cumulative losses of comparable new loans, notes and certificates.

Cumulative prepayments – Cumulative prepayments are estimates of the cumulative amount of principal prepayments that will occur over the entire life of a loan, note or certificate expressed as a percentage of the original principal amount of the loan, note or certificate. The total prepayments estimated to occur over the remaining maturity of existing loans, notes and certificates are less than the estimated cumulative prepayments of comparable new loans, notes and certificates. The assumption regarding cumulative prepayments reduces the projected principal balances and expected terms of the loan. Beginning in the third quarter of 2015, the Company incorporates expected prepayments into the valuation of loans, notes and certificates to better reflect a market participant’s view of valuation assumptions underlying unsecured consumer credit obligations. Prior to the third quarter of 2015, the effect of prepayments was reflected through an effective adjustment to the discount rates used in the fair value methodology.

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

Servicing Assets and Liabilities

We record servicing assets and liabilities at their estimated fair values when we sell whole loans to unrelated third-party whole loan buyers or when the servicing contract commences. The gain or loss on a loan sale is recorded in other revenue (expense) in the consolidated statements of operations while the component of the gain or loss that is based on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee is recorded as an offset in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Other assets” and “Accrued expenses and other liabilities,” respectively, on the consolidated balance sheets. Changes in the fair value of servicing assets and liabilities are reported in “Servicing Fees” in the consolidated statements of operations in the period in which the changes occur.

The Company uses the fair value measurement method to account for changes in servicing assets and liabilities. The Company uses a discounted cash flow model to estimate the fair values of loan servicing assets and liabilities. The cash flows in the valuation model represent the difference between the contractual servicing fees charged to whole loan buyers and an estimated market servicing fee. Since contractual servicing fees are generally based on the monthly unpaid principal balance of the underlying loans, the expected cash flows in the model incorporate estimated net expected losses and expected prepayments. The significant assumptions used in valuing the Company’s servicing assets and liabilities were as follows:

Market servicing rates – The Company considers market servicing rates as those rates which a market participant would require to service the loans that Lending Club sells. The Company estimated these market servicing rates based on review of available observable market servicing rates for other loan types, adjusted for the unique loan attributes of the loans Lending Club sells and services (i.e. unsecured fixed-rate fully amortizing loans, ACH loan payments, intermediate terms, prime credit grades and sizes). The Company also supplements this analysis with market servicing benchmarking analyses performed periodically by a third-party valuation firm.

Discount rates – The discount rates for loan servicing rights reflect the Company’s estimates of the rates of return that investors in servicing rights for unsecured consumer credit obligations would require when investing in similar servicing rights. Discount rates for servicing rights on existing loans reflect a risk premium intended to reflect the amount of compensation market participants would require due to the credit and liquidity uncertainty inherent in the instruments’ cash flows.

Net cumulative expected losses – Net cumulative expected losses are an estimate of the net cumulative principal payments that will not be repaid over the entire life of a loan expressed as a percentage of the original principal amount of the loan. The net cumulative expected losses are estimated based on analysis of historical credit losses at the loan type, grade and maturity levels.

Cumulative prepayments – Cumulative prepayments are estimates of the cumulative amount of principal prepayments that will occur over the entire life of a loan expressed as a percentage of the original principal amount of the loan. The cumulative prepayments are estimated based on analysis of historical prepayment rates at the loan type, grade and maturity levels.

Goodwill and Intangible Assets

Goodwill represents the fair value of acquired businesses in excess of the aggregate fair value of the identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

impairment exist. Our annual impairment testing date is April 1. Impairment exists whenever the carrying value of goodwill exceeds its implied fair value. Adverse changes in impairment indicators such as loss of key personnel, increase regulatory oversight, or unplanned changes in our operations could result in impairment. We did not recognize any goodwill impairment for the years ended December 31, 2015 and 2014. We did not have any goodwill during the year ended December 31, 2013.

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

If we do not qualitatively assess goodwill we compare a reporting unit’s estimated fair value to its carrying value. We estimate the fair value of a reporting unit using both an income approach and a market approach. When applying the income approach, the Company uses a discounted cash flow model, which requires the estimation of cash flows and an appropriate discount rate. The Company projects cash flows expected to be generated by the reporting unit inclusive of an estimated terminal value. The discount rate assumption contemplates a weighted-average cost of capital based on both market observable and company-specific factors. The discount rate is risk-adjusted to include any premiums related to equity price volatility, size, and projected capital structure of publicly traded companies in similar lines of business. The market approach estimates the fair value of a reporting unit based on certain market value multiples of publicly traded companies in similar lines of business, such as total enterprise value to revenue, or to EBITDA. Under the market approach, the Company also considers fair value implied from any relevant and comparable market transactions. Both approaches include reliance on long-term growth rates, and revenue and earnings projections.

Intangible assets are amortized over their useful lives in a manner that best reflects their economic benefit, which may include straight-line or accelerated methods of amortization. Intangible assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company does not have any indefinite-lived intangible assets.

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

Given our history of operating losses, it is difficult to accurately forecast when and in what amounts future results will be affected by the realization, if any, of the tax benefits resulting from future deductions for our net operating loss carryforwards. Based on the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in prior years, we have provided a full valuation allowance against our net deferred tax assets.

At December 31, 2015, we had federal and state net operating loss carryforwards of approximately $109.9 million and $77.4 million, respectively, that can be used to offset future taxable income. These federal and state net operating loss carryforwards will begin expiring in 2025 and 2028, respectively. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

deferred tax assets. On the basis of this evaluation, a full valuation allowance has historically been recorded to recognize only deferred tax assets that are more likely than not to be realized.

Consolidation of Variable Interest Entities

A variable interest entity (VIE) is a legal entity that does not have sufficient equity at risk to finance its own operations, whose equity holders do not have the power to direct the activities most significantly affecting the economic outcome of those activities, or whose equity holders do not share proportionately in the losses or receive the residual returns of the entity. When the Company has a controlling financial interest in a VIE, it must consolidate the results of the VIE’s operations into its consolidated financial statements. A controlling financial interest exists if we have both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and the obligation to absorb losses or receive benefits that could be potentially significant to the VIE. The Company has determined that the Trust is a VIE and that the Company has a controlling financial interest in the Trust.

We established the Trust in February 2011 and funded it with a nominal equity investment. The Company is the only equity investor in the Trust. The purpose of the Trust is to acquire and hold loans for the benefit of investors who have invested in certificates issued by the Trust. The Trust conducts no other business other than purchasing and retaining loans or portions thereof for the benefit of the investment funds and their underlying limited partners. The Trust holds loans, none of which are financed by the Company. The cash flows from the loans held by the Trust are used to repay obligations under the certificates.

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

Our capital contributions, which are the only equity investments in the Trust, are insufficient to allow the Trust to finance the purchase of a significant amount of loans without the issuance of certificates to investors. Therefore, the Trust’s capitalization level qualifies the Trust as a VIE. We have a controlling financial interest in the Trust because of our right to returns related to servicing fee revenue from the Trust, our right to reimbursement for expenses, and our obligation to repurchase loans from the Trust in certain instances. Additionally, we perform or direct activities that significantly affect the Trust’s economic performance through (i) operation of the platform that enables borrowers to apply for loans purchased by the Trust; (ii) credit underwriting and servicing of loans purchased by the Trust; and (iii) LCA’s role to source investors that ultimately purchase certificates that supply the funds for the Trust to purchase loans. Collectively, the activities described above allow us to fund more loans, and to collect the related loan transaction fees, and for LCA to collect the management fees on the investors’ capital used to purchase certificates, than would be the case without the existence of the Trust. Therefore, we receive significant economic benefits from the existence and activities conducted by the Trust. Accordingly, we have concluded that we are the primary beneficiary of the Trust and have consolidated the Trust’s operations in our consolidated financial statements.

Additionally, we reviewed our relationship with certain private investment funds (Funds) and concluded that they are VIEs because all equity is held by the limited partners who have no power to direct the activities that most significantly affect the economic performance of the Funds. The Funds are designed to pass along the obligation to absorb losses and the right to receive benefits in the form of interest rate risk and credit risk to the limited partners. As such, the Company does not have a controlling interest in Funds and, therefore, such funds are not consolidated with the Company.

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

Stock-based Compensation

Stock-based compensation includes expense associated with restricted stock units, stock option grants, and our employee stock purchase plan (ESPP), as well as expense associated with stock issued related to our acquisition of Springstone. Stock-based compensation expense is based on the grant date fair value of the award, net of expected forfeitures, which are based on our historical experience. If actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

The fair value of restricted stock units is based on the closing price of our common stock on the date of grant. To determine the fair value of stock options and ESPP purchase rights, we use the Black-Scholes option-pricing model, with inputs for the fair value of our common stock, expected common stock price volatility over the expected life of the stock options or ESPP purchase rights, expected term of the stock option or ESPP purchase right, risk-free interest rates and expected dividends. Prior to the Company’s IPO, the fair value of its shares of common stock was established by the board of directors. The Company’s board of directors relied upon valuations provided by third party valuation firms and other factors, including, but not limited to, the current status of the technical and commercial success of the Company’s operations, the Company’s financial condition, the stage of the Company’s product design and development, and competition to establish the fair value of the Company’s common stock at the time of grant of the option.

As we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock is estimated by reference to the average historical stock price volatility for our industry peers. The industry peer group used to estimate our volatility includes small, mid and large capitalization companies in the consumer finance, investment management and technology industries taking into account the similarity in size, stage of life cycle and financial leverage. The expected term represents the period of time that stock options are estimated to be outstanding, giving consideration to the contractual terms of the options, vesting schedules, and expectations of future exercise patterns and post-vesting employee termination behavior. Given our limited operating history, the simplified method is applied to calculate the expected term. We use a risk-free interest rate based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. We have never declared or paid any cash or other dividends and do not anticipate paying cash or other dividends in the foreseeable future. Consequently, we use an expected dividend yield of 0.0% in our option-pricing model.

Stock-based compensation expense related to stock options and restricted stock units that are expected to vest is recognized over the vesting period of the award, which is generally four years, on a straight-line basis. The compensation expense related to ESPP purchase rights is recognized on a straight-line basis over the requisite service period, which is generally six months.

LENDINGCLUB CORPORATION

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

We had cash and cash equivalents of $623.5 million as of December 31, 2015. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions and institutional money market funds, which are short-term. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will modestly increase the interest income earned on these cash balances.

Interest Rate Sensitivity

The Company holds securities available for sale. At December 31, 2015, the fair value of our securities available for sale portfolio was $297.2 million, consisting of corporate debt securities, asset-backed securities, U.S. agency securities, U.S. Treasury securities and other securities. To mitigate the risk of loss, our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, the Company limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on our securities available for sale and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $2.6 million in the fair value of our securities available for sale as of December 31, 2015. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $2.6 million in the fair value of our securities available for sale as of December 31, 2015. Any realized gains or losses resulting from such interest rate changes would only be recorded if we sold the securities prior to maturity and the securities were not considered other-than-temporarily impaired.

LENDINGCLUB CORPORATION

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LendingClub Corporation
San Francisco, California

We have audited the accompanying consolidated balance sheets of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule of the Company included at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LendingClub Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

San Francisco, CA
February 22, 2016

LENDINGCLUB CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

December 31,	2015	2014
Assets
Cash and cash equivalents	$623,531	$869,780
Restricted cash	80,733	46,763
Securities available for sale	297,211	—
Loans at fair value (includes $3,022,001 and $1,772,407 from consolidated trust, respectively)	4,556,081	2,798,505
Accrued interest receivable (includes $24,477 and $15,209 from consolidated trust, respectively)	38,081	24,262
Property, equipment and software, net	55,930	27,051
Intangible assets, net	30,971	36,302
Goodwill	72,683	72,592
Other assets	38,413	14,799
Total assets	$5,793,634	$3,890,054
Liabilities and Stockholders’ Equity
Accounts payable	$5,542	$5,892
Accrued interest payable (includes $26,719 and $16,989 from consolidated trust, respectively)	40,244	26,964
Accrued expenses and other liabilities	61,243	31,620
Payable to investors	73,162	38,741
Notes and certificates, at fair value (includes $3,034,586 and $1,772,407 from consolidated trust, respectively)	4,571,583	2,813,618
Total liabilities	4,751,774	2,916,835
Stockholders’ Equity
Common stock, $0.01 par value; 900,000,000 shares authorized at December 31, 2015 and 2014; 379,716,630 and 371,443,916 shares issued and outstanding at December 31, 2015 and 2014, respectively	3,797	3,714
Additional paid-in capital	1,127,952	1,052,728
Accumulated deficit	(88,218)	(83,223)
Accumulated other comprehensive loss	(1,671)	—
Total stockholders’ equity	1,041,860	973,219
Total liabilities and stockholders’ equity	$5,793,634	$3,890,054

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31,	2015	2014	2013
Operating revenue:
Transaction fees	$373,508	$197,124	$85,830
Servicing fees	32,811	11,534	3,951
Management fees	10,976	5,957	3,083
Other revenue (expense)	9,402	(1,203)	5,111
Total operating revenue	426,697	213,412	97,975
Net interest income (expense):
Total interest income	552,972	354,453	187,507
Total interest expense	(549,740)	(356,615)	(187,447)
Net interest income (expense)	3,232	(2,162)	60
Fair value adjustments, loans, notes and certificates	14	(122)	(33)
Net interest income (expense) and fair value adjustments	3,246	(2,284)	27
Total net revenue	429,943	211,128	98,002
Operating expenses: (1)
Sales and marketing	171,526	85,652	37,431
Origination and servicing	61,335	37,326	17,978
Engineering and product development	77,062	38,518	15,528
Other general and administrative	122,182	81,136	19,757
Total operating expenses	432,105	242,632	90,694
Income (loss) before income tax expense	(2,162)	(31,504)	7,308
Income tax expense	2,833	1,390	—
Net income (loss)	$(4,995)	$(32,894)	$7,308
Net income (loss) per share attributable to common stockholders:
Basic	$(0.01)	$(0.44)	$0.00
Diluted	$(0.01)	$(0.44)	$0.00
Weighted-average common shares - Basic	374,872,118	75,573,742	51,557,136
Weighted-average common shares - Diluted	374,872,118	75,573,742	81,426,976

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1. Basis of Presentation” for additional information.

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

Year Ended December 31,	2015	2014	2013
Net income (loss)	$(4,995)	$(32,894)	$7,308
Other comprehensive loss, before tax:
Change in net unrealized loss on securities available for sale	(1,671)	—	—
Other comprehensive loss, before tax	(1,671)	—	—
Income tax effect	—	—	—
Other comprehensive loss, net of tax	(1,671)	—	—
Comprehensive income (loss)	$(6,666)	$(32,894)	$7,308
See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands, Except Share Data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2012	239,365,432	$103,023	45,167,448	$123	$6,713	(70,560)	$(12)	$—	$(57,637)	$52,210
Exercise of warrants to purchase Series A convertible preferred stock	829,356	221	—	—	—	—	—	—	—	221
Exercise of warrants to purchase common stock	—	—	957,876	2	148	—	—	—	—	150
Stock-based compensation and warrant expense	—	—	—	—	6,490	—	—	—	—	6,490
Issuance of common stock upon exercise of options	—	—	8,931,876	23	1,692	—	—	—	—	1,715
Other	—	—	(70,560)	(10)	(2)	70,560	12	—	—	—
Net income	—	—	—	—	—	—	—	—	7,308	7,308
Balance at December 31, 2013	240,194,788	$103,244	54,986,640	$138	$15,041	—	$—	$—	$(50,329)	$68,094
Exercise of warrants to purchase Series A convertible preferred stock	572,161	66	—	—	—	—	—	—	—	66
Exercise of warrants to purchase common stock	—	—	1,818,174	18	494	—	—	—	—	512
Stock-based compensation and warrant expense	—	9,176	—	—	29,848	—	—	—	—	39,024
Issuance of Series F convertible preferred stock for cash, net of issuance costs	6,390,556	64,803	—	—	—	—	—	—	—	64,803
Issuance of Series F convertible preferred stock for the acquisition of Springstone	2,443,930	2,762	—	—	—	—	—	—	—	2,762
Issuance of common stock upon exercise of options	—	—	6,037,667	60	3,504	—	—	—	—	3,564
Issuance of common stock upon initial public offering, net of offering costs	—	—	59,000,000	590	827,090	—	—	—	—	827,680
Conversion of preferred stock to common stock upon initial public offering	(249,601,435)	(180,051)	249,601,435	2,496	177,555	—	—	—	—	—
Early exercise liability related to unvested stock options	—	—	—	—	(392)	—	—	—	—	(392)
Par value adjustment for stock splits	—	—	—	412	(412)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(32,894)	(32,894)
Balance at December 31, 2014	—	$—	371,443,916	$3,714	$1,052,728	—	$—	$—	$(83,223)	$973,219
Stock-based compensation and related tax effects	—	—	—	—	56,005	—	—	—	—	56,005
Stock option exercises and other	—	—	7,862,705	79	13,394	—	—	—	—	13,473
ESPP purchase shares	—	—	410,009	4	5,087	—	—	—	—	5,091
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	—	—	(1,671)	—	(1,671)
Excess tax benefit from share-based award activity					738			—	—	738
Net loss	—	—	—	—	—	—	—		(4,995)	(4,995)
Balance at December 31, 2015	—	$—	379,716,630	$3,797	$1,127,952	—	$—	$(1,671)	$(88,218)	$1,041,860

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(in Thousands)

Year Ended December 31,	2015	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(4,995)	$(32,894)	$7,308
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net fair value adjustments of loans, notes and certificates	(14)	122	33
Change in fair value of loan servicing liabilities	(5,194)	3,037	936
Change in fair value of loan servicing assets	3,803	(1,647)	(534)
Stock-based compensation, net	51,222	37,150	6,490
Excess tax benefit from share-based awards	(738)	—	—
Depreciation and amortization	21,578	10,258	1,663
(Gain) loss on sales of loans	(4,885)	3,569	(3,862)
Other, net	(129)	198	—
Loss on disposal of property, equipment and software	790	553	30
Purchase of whole loans to be sold	(3,358,611)	(1,733,614)	(442,362)
Proceeds from sales of whole loans	3,358,611	1,730,045	446,224
Net change in operating assets and liabilities:
Accrued interest receivable	(13,819)	(8,287)	(10,454)
Other assets	(15,857)	13,270	(21,021)
Due from related parties	(188)	(112)	(240)
Accounts payable	(598)	2,357	1,788
Accrued interest payable	13,280	9,223	11,063
Accrued expenses and other liabilities	30,485	16,692	4,077
Net cash provided by operating activities	74,741	49,920	1,139
Cash Flows from Investing Activities:
Purchase of loans	(3,865,565)	(2,156,382)	(1,618,404)
Principal payments received on loans	1,804,719	1,054,357	511,232
Proceeds from recoveries and sales of charged-off loans	26,256	7,960	1,716
Purchases of securities available for sale	(419,173)	—	—
Proceeds from sales of securities available for sale	120,420	—	—
Payments for business acquisition, net of cash acquired	—	(109,464)	—
Net change in restricted cash	(33,970)	(32,974)	(4,724)
Purchases of property, equipment and software, net	(39,387)	(20,572)	(10,435)
Net cash used in investing activities	(2,406,700)	(1,257,075)	(1,120,615)
Cash Flows from Financing Activities:
Change in payable to investors	34,421	34,308	1,868
Proceeds from issuances of notes and certificates	3,861,995	2,156,019	1,618,269
Principal payments on notes and certificates	(1,800,859)	(1,049,982)	(504,330)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(26,143)	(7,929)	(1,669)
Proceeds from term loan, net of debt discount	—	49,813	—
Payment for debt issuance costs	(1,296)	(1,218)	—
Principal payment on term loan	—	(50,000)	—
Proceeds from initial public offering, net of offering costs	—	827,680	—

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(in Thousands)

Year Ended December 31,	2015	2014	2013
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs	—	64,803	—
Proceeds from exercise of warrants to acquire Series A and Series B convertible preferred stock	—	66	221
Proceeds from exercise of warrants to acquire common stock	3	512	150
Proceeds from stock options exercises and other	11,670	3,564	1,715
Excess tax benefit from share-based awards	738	—	—
Proceeds from issuance of common stock for ESPP	5,091	—	—
Other financing activities	90	—	—
Net cash provided by financing activities	2,085,710	2,027,636	1,116,224
Net Increase (Decrease) in Cash and Cash Equivalents	(246,249)	820,481	(3,252)
Cash and Cash Equivalents, Beginning of Period	869,780	49,299	52,551
Cash and Cash Equivalents, End of Period	$623,531	$869,780	$49,299
Supplemental Cash Flow Information:
Cash paid for interest	$536,448	$345,919	$176,195
Non-cash investing activity:
Accruals for property, equipment and software	$2,975	$832	$2,275
Non-cash investing and financing activity:
Issuance of Series F convertible preferred stock	$—	$2,762	$—
Non-cash financing activity:
Conversion of preferred stock to common stock	$—	$180,051	$—
Accrual of prepaid offering costs	$—	$2,688	$—

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

1. Basis of Presentation

LendingClub Corporation (Lending Club) is an online marketplace connecting borrowers and investors. LC Advisors, LLC (LCA), is a registered investment advisor with the Securities and Exchange Commission (SEC) and wholly-owned subsidiary of Lending Club that acts as the general partner for certain private funds and advisor to separately managed accounts (SMAs). Springstone Financial, LLC (Springstone), is a wholly-owned subsidiary of Lending Club that facilitates education and patient finance loans. LC Trust I (the Trust) is an independent Delaware business trust that acquires loans from Lending Club and holds them for the sole benefit of certain investors that have purchased a trust certificate (Certificates) issued by the Trust and that are related to specific underlying loans for the benefit of the investor.

The accompanying consolidated financial statements include Lending Club, the Trust, LCA and Springstone (collectively referred to as the Company, we, or us). All intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for financial information necessary for the fair statement of the results and financial position for the periods presented. These accounting principles require management to make certain estimates and assumptions that affect the amounts in the accompanying financial statements. Actual results may differ from those estimates.

In the fourth quarter of 2015, the Company disaggregated the expense previously reported as “General and administrative” into “Engineering and product development” and “Other general and administrative” expense. Additionally, the Company reclassified certain operating expenses between “Sales and marketing,” “Origination and servicing,” “Engineering and product development” and “Other general and administrative” expense to align such classification and presentation with how the Company currently manages the operations and these expenses. These changes had no impact to “Total operating expenses.” Prior period amounts have been reclassified to conform to the current presentation.

On December 11, 2014, the Company completed its initial public offering (IPO) and registered 66,700,000 shares of common stock at $15.00 per share for an aggregate offering price of approximately $1.0 billion.

On April 17, 2014, Lending Club acquired all the outstanding limited liability company interests of Springstone. The Company’s consolidated financial statements include Springstone’s results of operations, statement of financial position, and statement of cash flows from this date (see Note 19 – Springstone Acquisition).

On April 15, 2014, a 2-for-1 equity stock split approved by the Company’s board of directors became effective, in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. Additionally, another 2-for-1 equity stock split approved by the Company’s board of directors became effective on September 5, 2014, in which each outstanding share of each series or class of equity capital stock was split into two outstanding shares of such series or class of equity capital stock. All share and per share data has been adjusted to reflect these stock splits. The par value of each of the outstanding shares remains the same at $0.01.

2. Summary of Significant Accounting Policies

Revenue Recognition

Transaction Fee Revenue: Transaction fees are paid by issuing banks or patient service providers to Lending Club for the work Lending Club performs through its platform and Springstone’s platform. These fees are recognized as a

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

component of operating revenue at the time of loan issuance. The amount of these fees is based upon the loan amount and other terms of the loan, including credit grade, maturity and other factors. Since Lending Club can estimate refunds for loan cancellations based on its refund experience, the Company records transaction fee revenue net of estimated refunds at the time of loan issuance.

Servicing Fees: Note investors, certain certificate holders and whole loan purchasers typically pay Lending Club a servicing fee on each payment received from a borrower or on the investors’ month-end principal balance of loans serviced. The servicing fee compensates the Company for managing payments from borrowers and to investors and maintaining investors’ account portfolios. The Company records servicing fees as a component of operating revenue when received. Servicing fees can be, and have been, modified or waived at management’s discretion. Servicing fees also include the change in fair value of loan servicing assets and liabilities.

Management Fees: Qualified investors can invest in investment funds managed by LCA. LCA charges limited partners in the investment funds a management fee payable monthly in arrears, based on a limited partner’s capital account balance at month end. LCA also earns management fees on SMAs, payable monthly in arrears, based on the month-end balances in the SMA accounts. Management fees are a component of operating revenue in the consolidated statements of operations and are recorded as earned. Management fees can be, and have been, modified or waived at the discretion of LCA.

Other Revenue (Expense): Other revenue (expense) consists primarily of gains and losses on sales of whole loans and referral revenue earned from partner companies when customers referred by Lending Club complete specified actions with them.

Whole Loan Sales

Under loan sale agreements, the Company sells all of its right, title and interest in certain loans. At the time of such sales, the Company simultaneously enters into loan servicing agreements under which it acquires the right to service the loans. The Company calculates a gain or loss on the whole loan sale, including the acquisition of loan servicing rights, based on the net proceeds from the whole loan sale, minus the net investment in the loans being sold.

Additionally, as needed, the Company will record a liability for significant estimated post-sale obligations or contingent obligations to the purchasers of the loans.

From January 1, 2013 through June 30, 2013, transaction fees and direct loan origination and acquisition costs for loans that were sold were deferred and included in the overall net investment in the loans and then included in the gain or loss on the sale of such loans. Accordingly, the transaction fees for such loans were not included in transaction fee revenue and the direct loan origination costs for such loans were not included in operating expenses. A gain or loss on the whole loan sales was recorded on the sale date in “Other revenue (expense).”

Effective July 1, 2013, the Company elected the fair value option for whole loans acquired that are designated to be sold. All transaction fees and all direct costs incurred in the origination process are recognized in earnings as earned or incurred and are not deferred. As such, beginning July 1, 2013, transaction fees for whole loans sold are included in “Transaction fees” and direct loan origination costs are included in “Origination and servicing” operating expense in the consolidated statements of operations. Gains and losses from whole loan sales are recorded in “Other revenue (expense)” in the consolidated statements of operations.

Net Income (Loss) Per Share

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

The Company calculates EPS using the two-class method, when applicable. The two-class method allocates net income (loss) that otherwise would have been available to common stockholders to holders of participating securities. All participating securities are excluded from basic weighted-average common shares outstanding. Prior to the Company’s IPO, the Company considered all series of its convertible preferred stock to be participating securities due to their non-cumulative dividend rights. As such, net income (loss) allocated to these participating securities, which included participation rights in undistributed earnings, was subtracted from net income (loss) to determine total undistributed net income (loss) to be allocated to common stockholders. In conjunction with the Company’s IPO on December 11, 2014, all of its convertible preferred stock converted to common stock and all warrants to purchase convertible preferred stock were converted to warrants to purchase common stock. The Company had no participating securities as of December 31, 2015 or 2014.

Cash and Cash Equivalents

Cash and cash equivalents include the Company’s unrestricted deposits with financial institutions in checking, money market and short-term certificate of deposit accounts. The Company considers all highly liquid investments with stated maturity dates of three months or less from the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of checking, money market and certificate of deposit accounts that are: (i) pledged to or held in escrow by the Company’s correspondent banks as security for transactions processed on or related to Lending Club’s platform; (ii) pledged through a credit support agreement with a certificate holder or (iii) investors’ funds transactions-in-process that have not yet been applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds.

Investor cash balances (excluding transactions-in-process) are held in segregated bank or custodial accounts and are not commingled with the Company’s monies or held on the Company’s balance sheet.

Securities Available for Sale

Securities available for sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity unless management determines that a security is other-than-temporarily impaired (OTTI). Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue (expense). Purchases and sales of securities available for sale are recorded on trade date.

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

A security is also OTTI if management does not expect to recover all of the amortized cost of the security. In this circumstance, the impairment recognized in earnings represents estimated credit loss, and is measured by the difference between the present value of expected cash flows and the amortized cost of the security. Management utilizes cash flow models to estimate the expected future cash flow from the securities to estimate the credit loss when necessary. Expected cash flows are discounted using the security’s effective interest rate.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The evaluation of whether the Company expects to recover the amortized cost of a security is inherently judgmental. The evaluation includes the assessment of several security performance indicators, including the magnitude and duration of the unrealized loss and whether the Company has received all scheduled principal and interest payments. There were no impairment charges recognized during 2015.

Loans, Notes and Certificates at Fair Value

The Company has elected fair value accounting for loans and related notes and the Certificates. The fair value election for these loans, notes and certificates results in symmetrical accounting in that changes in the fair value of loans are generally offset by equal changes in the fair values of notes and certificates, given the payment dependent structure of the notes and certificates. Changes in the fair value of loans, notes and certificates are recorded in fair value adjustments in the period of the fair value changes. The Company places loans on non-accrual status at 120 days past due.

Servicing Assets and Liabilities at Fair Value

The Company records servicing assets and liabilities at their estimated fair values when it sells whole loans to unrelated third-party whole loan buyers or when the servicing contract commences. The gain or loss on a loan sale is recorded in other revenue (expense) in the consolidated statements of operations while the component of the gain or loss that is based on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee is recorded as an offset in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Other Assets” and “Accrued Expenses and Other Liabilities,” respectively, on the consolidated balance sheets. The Company uses the fair value measurement method to account for changes in servicing assets and liabilities. As such, changes in the fair value of servicing assets and liabilities are reported in “Servicing Fees” in the consolidated statements of operations in the period in which the changes occur.

Fair Value of Assets and Liabilities

The Company uses fair value measurement to record loans, notes, certificates and servicing assets and liabilities at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The fair value hierarchy includes the following three-level classification, which is based on the market observability of the inputs used for estimating the fair value of the assets or liabilities being measured:

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
Inputs that are unobservable in the market but reflective of the types of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow methodologies or similar techniques. The Company utilizes discounted cash flow valuation techniques based on its estimate of future cash flows that are expected to occur over the life of a financial instrument.

The Company considers unobservable inputs to be significant, if, by their exclusion, the estimated fair value of a Level 3 asset or liability would be impacted by a significant percentage change, or based on qualitative factors such as the nature of the instrument and significance of the unobservable inputs relative to other inputs used within the valuation.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

We estimate the fair values of loans and related notes and certificates using a discounted cash flow valuation methodology. The fair valuation methodology considers projected prepayments and uses the historical actual defaults, losses and recoveries on our loans to project future losses and net cash flows on loans.

The Company uses the fair value measurement method to account for changes in servicing assets and liabilities. Significant assumptions used in valuing the Company’s servicing assets and liabilities were as follows:

The Company uses a discounted cash flow model to estimate the fair values of loan servicing assets and liabilities. The cash flows in the valuation model represent the difference between the contractual servicing fees charged to whole loan buyers and an estimated market servicing fee. Since contractual servicing fees are generally based on the monthly unpaid principal balance of the underlying loans, the expected cash flows in the model incorporate estimated net expected losses and expected prepayments.

Securities Available for Sale

The Company uses quoted prices in active markets to measure the fair value of securities available for sale, when available.When utilizing market data and bid-ask spreads, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of securities available for sale. The Company’s primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information, such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar securities. The Company compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.

Financial Instruments Not Recorded at Fair Value

Financial instruments not recorded at fair value on a recurring basis include cash and cash equivalents, restricted cash, accrued interest receivable, deposits, accrued interest payable, accounts payable and payables to investors. These assets and liabilities are recorded at historical cost. Given the short-term nature of these instruments, the Company considers the amortized cost to approximate their fair values.

Accrued Interest

Accrued interest income on loans is calculated based on the contractual interest rate of the loan and recorded as interest income as earned. Loans are placed on non-accrual status upon reaching 120 days past due. When a loan is placed on non-accrual status, the Company stops accruing interest and reverses all accrued but unpaid interest as of such date.

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

The Company evaluates potential impairments of its property, equipment and software whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company’s overall business and significant negative industry or economic trends. The determination of recoverability of these assets is based on whether an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition exceed the net book value of the asset. If the asset is not recoverable, measurement of an impairment loss is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.

Consolidation of Variable Interest Entities

A variable interest entity (VIE) is a legal entity that does not have sufficient equity at risk to finance its own operations, whose equity holders do not have the power to direct the activities most significantly affecting the economic outcome of those activities, or whose equity holders do not share proportionately in the losses or receive the residual returns of the entity. The determination of whether an entity is a VIE requires a significant amount of judgment. When the Company has a controlling financial interest in a VIE, it must consolidate the results of the VIE’s operations into its consolidated financial statements. The determination of whether a controlling financial interest exists also requires judgment. A controlling financial interest exists if we have both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and the obligation to absorb losses or receive benefits that could be potentially significant to the VIE. Management regularly reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE and whether we are required to consolidate such VIE in the consolidated financial statements.

Goodwill and Intangible Assets

Goodwill represents the fair value of acquired businesses in excess of the aggregate fair value of the identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Our annual impairment testing date is April 1. Impairment exists whenever the carrying value of goodwill exceeds its implied fair value. Adverse changes in impairment indicators such as loss of key personnel, increase regulatory oversight, or unplanned changes in our operations could result in impairment. We did not recognize any goodwill impairment for the years ended December 31, 2015 and 2014. We did not have any goodwill during the year ended December 31, 2013.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

If we do not qualitatively assess goodwill we compare a reporting unit’s estimated fair value to its carrying value. Estimated fair value of a reporting unit is generally established using an income approach based on a discounted cash flow model or a market approach, which compares each reporting unit to comparable companies in their respective industries.

Intangible assets are amortized over their useful lives in a manner that best reflects their economic benefit, which may include straight-line or accelerated methods of amortization. Intangible assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company does not have any indefinite-lived intangible assets.

Debt

The Company has elected to record certain costs directly related to issuing its unsecured revolving credit facility as an asset included in “Other Assets” on the Company’s consolidated balance sheets. These costs are amortized as interest expense over the contractual term of the unsecured revolving credit facility.

Stock-based Compensation

Stock-based compensation includes expense associated with restricted stock units, stock option grants, and our employee stock purchase plan (ESPP), as well as expense associated with stock issued related to our acquisition of Springstone. Stock-based compensation expense is based on the grant date fair value of the award, net of expected forfeitures, which are based on our historical experience. If actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

The fair value of restricted stock units is based on the closing price of our common stock on the date of grant. To determine the fair value of stock options and ESPP purchase rights, we use the Black-Scholes option-pricing model, with inputs for the fair value of our common stock, expected common stock price volatility over the expected life of the stock options or ESPP purchase rights, expected term of the stock option or ESPP purchase right, risk-free interest rates and expected dividends. Prior to the Company’s IPO, the fair value of its shares of common stock was established by the board of directors. The Company’s board of directors relied upon valuations provided by third party valuation firms and other factors, including, but not limited to, the current status of the technical and commercial success of the Company’s operations, the Company’s financial condition, the stage of the Company’s product design and development, and competition to establish the fair value of the Company’s common stock at the time of grant of the option.

As we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock is estimated by reference to the average historical stock price volatility for our industry peers. The industry peer group used to estimate our volatility includes small, mid and large capitalization companies in the consumer finance, investment management and technology industries taking into account the similarity in size, stage of life cycle and financial leverage. The expected term represents the period of time that stock options are estimated to be outstanding, giving consideration to the contractual terms of the options, vesting schedules, and expectations of future exercise patterns and post-vesting employee termination behavior. Given our limited operating history, the simplified method is applied to calculate the expected term. We use a risk-free interest rate based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. We have never declared or paid any cash or other dividends and do not anticipate paying cash or other dividends in the foreseeable future. Consequently, we use an expected dividend yield of 0.0% in our option-pricing model.

Stock-based compensation expense related to stock options and restricted stock units that are expected to vest is recognized over the vesting period of the award, which is generally four years, on a straight-line basis. The

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

compensation expense related to ESPP purchase rights is recognized on a straight-line basis over the requisite service period, which is generally six months.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company accounts for the realization of excess tax benefits for stock-based compensation based on the “with-and-without” approach, excluding the measurement of any indirect effects.  Equity will be increased if and when such deferred tax assets are ultimately realized.

The Company accounts for uncertain tax positions using a two-step process whereby (i) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position (“more-likely-than-not recognition threshold”) and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of provision for income tax in the consolidated statements of operations.

Use of Estimates

The preparation of the Company’s consolidated financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, assumptions and estimates include but are not limited to the following: (i) fair value determinations for servicing assets and liabilities; (ii) fair value determinations for loans, notes and certificates; (iii) stock-based compensation expense; (iv) provision for income taxes, net of valuation allowance for deferred tax assets; (v) recoverability of property, equipment and software; (vi) carrying values of goodwill and intangible assets; (vii) consolidation of variable interest entities; and (viii) reserves for contingencies. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

New Accounting Standards Not Yet Adopted

In January 2016, the Financial Accounting Standards Board (FASB) amended guidance related to recognition and measurement of financial instruments, which will be effective January 1, 2018. The amendments change the accounting for equity investments, change disclosure requirements related to instruments at amortized cost and fair value, and clarify how entities should evaluate deferred tax assets for securities classified as available-for-sale. The Company is currently evaluating the impact of this new guidance on its financial position, results of operations, earnings per common share (EPS), or cash flows.

In November 2015, the FASB amended guidance related to the presentation of deferred income taxes, which will be effective January 1, 2017. The guidance simplified the presentation to require that all deferred income taxes be presented as noncurrent on a classified statement of financial position. The Company does not currently present a classified statement of financial position and accordingly does not expect this guidance to have any impact on its disclosures.

In May 2014, the FASB issued new guidance on revenue recognition, which is effective January 1, 2019. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts both the likelihood of payment and the timing of the related transfer of goods or performance of services. The Company is currently evaluating the impact of this new guidance on its financial position, results of operations, EPS or cash flows.

Adoption of New Accounting Standards

In September 2015, the FASB amended existing guidance related to recognition of adjustments to provisional amounts recorded during purchase accounting. Changes recognized during the measurement period will be recognized prospectively as adjustments to goodwill, with corresponding changes in income or expense, such as revised depreciation or amortization, recognized in current period earnings. This amendment was effective January 1, 2016. Since the Company does not currently have any open measurement periods related to a business combination, adoption of this guidance did not have an impact on the Company’s financial position, results of operations, EPS, or cash flows.

In April 2015, the FASB issued new guidance amending accounting for customer’s cloud based computing fees, which will be effective January 1, 2016. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, EPS, or cash flows.

In February 2015, the FASB issued new guidance amending accounting for consolidations, which was effective January 1, 2016. The guidance changes what an investor must consider in determining whether it is required to consolidate an entity in which it holds an interest. The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s financial position, results of operations, EPS, or cash flows.

In June 2014, the FASB issued guidance to clarify accounting for stock-based compensation awards that provide that a performance target could be achieved after the requisite service period, which is effective January 1, 2016. The guidance requires that a performance target that affects vesting, and is achievable after the requisite service period, be treated as a performance condition. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

3. Net Income (Loss) Per Share and Net Income (Loss) Attributable to Common Stockholders

The following table details the computation of the Company’s basic and diluted net income (loss) per share:

Year Ended December 31,	2015	2014	2013
Net income (loss)	$(4,995)	$(32,894)	$7,308
Less: Net income allocated to participating securities (1)	—	—	(7,117)
Net income (loss) available to common stockholders	$(4,995)	$(32,894)	$191
Weighted average common shares – Basic	374,872,118	75,573,742	51,557,136
Weighted average effect of dilutive securities:
Stock options	—	—	28,542,404
Warrants	—	—	1,327,436
Weighted average common shares – Diluted	374,872,118	75,573,742	81,426,976
Net income (loss) per share attributable to common stockholders
Basic	$(0.01)	$(0.44)	$0.00
Diluted	$(0.01)	$(0.44)	$0.00

(1)
In a period with net income, both earnings and dividends (if any) are allocated to participating securities. In a period with a net loss, only declared dividends (if any) are allocated to participating securities.

4. Securities Available for Sale

The Company began purchasing securities available for sale during the second quarter of 2015. The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of December 31, 2015, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$217,243	$2	$(1,494)	$215,751
Asset-backed securities	54,543	—	(134)	54,409
U.S. agency securities	16,602	1	(25)	16,578
U.S. Treasury securities	3,489	—	(4)	3,485
Other securities	7,005	—	(17)	6,988
Total securities available for sale	$298,882	$3	$(1,674)	$297,211

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

A summary of securities available for sale with unrealized losses as of December 31, 2015, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$212,018	$(1,494)	$—	$—	$212,018	$(1,494)
Asset-backed securities	54,409	(134)	—	—	54,409	(134)
U.S. agency securities	14,578	(25)	—	—	14,578	(25)
U.S. Treasury securities	3,485	(4)	—	—	3,485	(4)
Other securities	6,988	(17)	—	—	6,988	(17)
Total securities with unrealized losses(1)	$291,478	$(1,674)	$—	$—	$291,478	$(1,674)

(1)	The number of investment positions with unrealized losses totaled 141.

The contractual maturities of securities available for sale at December 31, 2015, were as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Corporate debt securities	$35,499	$180,252	$—	$—	$215,751
Asset-backed securities	3,162	51,247	—	—	54,409
U.S. agency securities	—	16,578	—	—	16,578
U.S. Treasury securities	1,000	2,485	—	—	3,485
Other securities	—	6,988	—	—	6,988
Total fair value	$39,661	$257,550	$—	$—	$297,211
Total amortized cost	$39,727	$259,155	$—	$—	$298,882

Proceeds and gross realized gains and losses from sales of securities available for sale were as follows:

Year Ended December 31,	2015
Proceeds	$120,420
Gross realized gains	$133
Gross realized losses	$4

There were no proceeds or realized gains and losses from sales of securities available for sale for the year ended December 31, 2014 or 2013.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

5. Loans, Notes and Certificates and Loan Servicing Rights

Loans, Notes and Certificates
The Company issues notes and the Trust issues certificates as a means to allow investors to invest in the associated loans. At December 31, 2015 and 2014, loans, notes and certificates measured at fair value on a recurring basis were as follows:

	Loans		Notes and Certificates
December 31,	2015	2014	2015	2014
Aggregate principal balance outstanding	$4,681,671	$2,836,729	$4,697,169	$2,851,837
Net fair value adjustments	(125,590)	(38,224)	(125,586)	(38,219)
Fair value	$4,556,081	$2,798,505	$4,571,583	$2,813,618
Original term	12 - 60 months	12 - 60 months
Interest rates (fixed)	4.99% - 29.90%	5.79% - 29.90%
Maturity dates	≤ December 2020	≤ December 2019

At December 31, 2015 and 2014, loans that were 90 days or more past due (including non-accrual loans) were as follows:

	December 31, 2015		December 31, 2014
	> 90 days past due	Non-accrual loans	> 90 days past due	Non-accrual loans
Outstanding principal balance	$30,094	$4,513	$19,790	$1,373
Net fair value adjustments	(25,312)	(3,722)	(18,825)	(1,289)
Fair value	$4,782	$791	$965	$84
# of loans (not in thousands)	2,606	382	1,797	125

Loan Servicing Rights

At December 31, 2015, loans underlying loan servicing rights had a total outstanding principal balance of $4.29 billion, original terms between 3 and 84 months, monthly payments with interest rates ranging from 2.99% to 33.15%, and maturity dates through December 2022. At December 31, 2014, loans underlying loan servicing rights had a total outstanding principal balance of $1.87 billion, original terms between 12 and 60 months, monthly payments with fixed interest rates ranging from 5.90% to 33.15%, and maturity dates through December 2019.

6. Fair Value of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, see “Note 2 – Summary of Significant Accounting Policies.” The Company did not transfer any assets or liabilities in or out of level 3 during the years ended December 31, 2015, 2014, or 2013.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans	$—	$—	$4,556,081	$4,556,081
Securities available for sale:
Corporate debt securities	—	215,751	—	215,751
Asset-backed securities	—	54,409	—	54,409
U.S. agency securities	—	16,578	—	16,578
U.S. Treasury securities		3,485		3,485
Other securities	—	6,988	—	6,988
Total securities available for sale	—	297,211	—	297,211
Servicing assets	—	—	10,250	10,250
Total assets	$—	$297,211	$4,566,331	$4,863,542

Liabilities:
Notes and certificates	$—	$—	$4,571,583	$4,571,583
Servicing liabilities	—	—	3,973	3,973
Total liabilities	$—	$—	$4,575,556	$4,575,556

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans	$—	$—	$2,798,505	$2,798,505
Servicing assets	—	—	2,181	2,181
Total assets	$—	$—	$2,800,686	$2,800,686

Liabilities:
Notes and certificates	$—	$—	$2,813,618	$2,813,618
Servicing liabilities	—	—	3,973	3,973
Total liabilities	$—	$—	$2,817,591	$2,817,591

As the Company’s loans and related notes and certificates, and loan servicing rights do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements at December 31, 2015 and 2014:

		December 31, 2015
		Range of Inputs
Financial Instrument	Unobservable Input	Minimum	Maximum	Weighted- Average
Loans, notes and certificates	Discount rates	2.9%	17.5%	9.0%
	Net cumulative expected loss rates(1)	0.3%	22.0%	9.9%
	Cumulative prepayment rates(1)	23.4%	36.4%	30.8%

Servicing asset/liability	Discount rates	3.5%	16.3%	9.4%
	Net cumulative expected loss rates(1)	0.3%	22.0%	8.8%
	Cumulative prepayment rates(1)	8.0%	36.4%	30.5%
	Base market servicing rates (% per annum on unpaid principal balance)(2)	0.50%	0.75%	0.50%

		December 31, 2014
		Range of Inputs
Financial Instrument	Unobservable Input	Minimum	Maximum	Weighted- Average
Loans, notes & certificates	Discount rates	5.2%	17.4%	10.1%
	Net cumulative expected loss rates(1)	0.3%	22.0%	10.0%

Servicing asset/liability	Discount rates	5.3%	23.7%	10.7%
	Net cumulative expected loss rates(1)	0.3%	22.0%	10.2%
	Cumulative prepayment rates(1)	16.5%	26.7%	20.0%
	Base market servicing rates (% per annum on unpaid principal balance)(2)	0.50%	0.70%	0.50%
(1) Expressed as a percentage of the original principal balance of the loan, note or certificate.
(2) Excludes ancillary fees charged to investors that would be passed on to a third-party servicer.

At December 31, 2015 and 2014, the discounted cash flow methodology used to estimate the note and certificates fair values used the same projected net cash flows as their related loans. As demonstrated by the table below, the fair value adjustments for loans were largely offset by the fair value adjustments of the notes and certificates due to the payment dependent design of the notes and certificates and because the principal balances of the loans were very close to the combined principal balances of the notes and certificates.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following table presents additional information about Level 3 loans, notes and certificates measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014:

	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2013	$1,849,042	$(20,000)	$1,829,042	$1,859,982	$(19,992)	$1,839,990
Purchases of loans	3,886,427	—	3,886,427	—	—	—
Issuances of notes and certificates	—	—	—	2,156,019	—	2,156,019
Whole loan sales	(1,730,045)	—	(1,730,045)	—	—	—
Principal payments	(1,054,357)	—	(1,054,357)	(1,049,982)	—	(1,049,982)
Charge-offs	(114,338)	114,338	—	(114,182)	114,182	—
Recoveries	—	(7,960)	(7,960)	—	(7,929)	(7,929)
Change in fair value recorded in earnings	—	(124,602)	(124,602)	—	(124,480)	(124,480)
Balance at December 31, 2014	$2,836,729	$(38,224)	$2,798,505	$2,851,837	$(38,219)	$2,813,618
Purchases of loans	7,224,176	—	7,224,176	—	—	—
Issuances of notes and certificates	—	—	—	3,861,995	—	3,861,995
Whole loan sales	(3,358,611)	—	(3,358,611)	—	—	—
Principal payments	(1,804,719)	—	(1,804,719)	(1,800,859)	—	(1,800,859)
Charge-offs	(215,904)	215,904	—	(215,804)	215,804	—
Recoveries	—	(26,256)	(26,256)	—	(26,143)	(26,143)
Change in fair value recorded in earnings	—	(277,014)	(277,014)	—	(277,028)	(277,028)
Balance at December 31, 2015	$4,681,671	$(125,590)	$4,556,081	$4,697,169	$(125,586)	$4,571,583

The following table presents additional information about Level 3 servicing assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014:

	Servicing Assets	Servicing Liabilities
Fair value at December 31, 2013	$534	$(936)
Issuances (1)	2,152	(5,721)
Changes in fair value, included in servicing fees	(1,264)	2,684
Additions, included in deferred revenue	759	—
Fair value at December 31, 2014	$2,181	$(3,973)
Issuances (1)	10,079	(5,194)
Changes in fair value, included in servicing fees	(3,803)	5,194
Additions, included in deferred revenue	1,793	—
Fair value at December 31, 2015	$10,250	$(3,973)

(1)	Represents the offsets to the gains or losses on sales of the related loans, recorded in other revenue (expense).

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Certain fair valuation adjustments recorded through earnings related to Level 3 instruments for the years ended December 31, 2015, 2014 and 2013. Generally, changes in the net cumulative expected loss rates, cumulative prepayment rates, and discount rates will have an immaterial net impact on the fair value of loans, notes and certificates, and servicing assets and liabilities.

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

The Company’s selection of the most representative base market servicing rates for servicing assets and servicing liabilities is inherently judgmental. The Company reviewed third-party servicing rates for its loans and loans in similar credit sectors, as well as a market servicing benchmarking analysis provided by a third-party valuation firm, and determined that base market servicing rates on its loans, ranging from 0.50% to 0.75% per annum of outstanding principal, are reasonable estimates as of December 31, 2015 and 2014. The table below shows the impact on the estimated fair value of servicing assets and liabilities, calculated using different base market servicing rate assumptions as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Weighted-average base market servicing rate assumptions	0.50%	0.50%	0.50%	0.50%
Change in fair value from:
Servicing rate increase to 0.60%	$(3,504)	$1,589	$(915)	$1,416
Servicing rate decrease to 0.40%	$3,610	$(1,483)	$965	$(1,366)

Financial Instruments Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

December 31, 2015	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents	$623,531	$—	$623,531	$—	$623,531
Restricted cash	80,733	—	80,733	—	80,733
Deposits	871	—	871	—	871
Total assets	$705,135	$—	$705,135	$—	$705,135
Liabilities:
Accounts payable	$5,542	$—	$5,542	$—	$5,542
Payables to investors	73,162	—	73,162	—	73,162
Total liabilities	$78,704	$—	$78,704	$—	$78,704

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2014	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents	$869,780	$—	$869,780	$—	$869,780
Restricted cash	46,763	—	46,763	—	46,763
Deposits	657	—	657	—	657
Total assets	$917,200	$—	$917,200	$—	$917,200
Liabilities:
Accounts payable	$5,892	$—	$5,892	$—	$5,892
Payables to investors	38,741	—	38,741	—	38,741
Total liabilities	$44,633	$—	$44,633	$—	$44,633

7. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

December 31,	2015	2014
Internally developed software	$40,709	$16,023
Computer equipment	14,076	7,929
Leasehold improvements	11,559	4,802
Purchased software	5,336	3,326
Furniture and fixtures	5,086	2,405
Construction in progress	2,870	549
Total property, equipment and software	79,636	35,034
Accumulated depreciation and amortization	(23,706)	(7,983)
Total property, equipment and software, net	$55,930	$27,051

Depreciation and amortization expense on property, equipment and software was $16.2 million, $6.4 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company recorded impairment expense of $0.6 million and $0.5 million, included in other general and administrative expense in the consolidated statement of operations, for the years ended December 31, 2015 and 2014, respectively. Impairment expense for the year ended December 31, 2013 was not material.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

8. Other Assets

Other assets consist of the following:

December 31,	2015	2014
Prepaid expenses	$16,283	$6,807
Loan servicing assets, at fair value	10,250	2,181
Accounts receivable	4,976	1,744
Deferred acquisition compensation	1,521	2,695
Deferred financing cost	1,296	—
Receivable from investors	1,117	155
Deposits	871	657
Tenant improvement receivable	778	—
Due from related parties (1)	655	467
Other	666	93
Total other assets	$38,413	$14,799

(1)	Represents management fees due to LCA from certain private funds for which LCA acts as the general partner.

9. Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of the following:

December 31, 2015	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$39,500	$(8,702)	$30,798
Technology	400	(227)	173
Brand name	300	(300)	—
Total intangible assets	$40,200	$(9,229)	$30,971

December 31, 2014	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$39,500	$(3,700)	$35,800
Technology	400	(93)	307
Brand name	300	(105)	195
Total intangible assets	$40,200	$(3,898)	$36,302
The customer relationship intangible assets are amortized on an accelerated basis over a 14 year period. The technology and brand name intangible assets are amortized on a straight line basis over three years and one year, respectively. The weighted-average amortization period for total intangibles is 13.8 years. Amortization expense associated with intangible assets for the years ended December 31, 2015 and December 31, 2014 was $5.3 million and $3.9 million, respectively. The Company did not have any intangible assets at December 31, 2013.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The expected future amortization expense for intangible assets as of December 31, 2015, is as follows:

2016	$4,757
2017	4,287
2018	3,872
2019	3,498
2020	3,122
Thereafter	11,435
Total	$30,971

Goodwill

Goodwill consists of the following:

Balance at December 31, 2013	$—
Goodwill acquired	72,592
Balance at December 31, 2014	72,592
Other changes in goodwill	91
Balance at December 31, 2015	$72,683
During the year ended December 31, 2014, the Company recorded goodwill in conjunction with the acquisition of Springstone. The Company did not record any goodwill impairment expense for the years ended December 31, 2015, 2014 or 2013.

10. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

December 31,	2015	2014
Accrued compensation	$28,780	$13,659
Accrued expenses	14,054	6,220
Deferred rent	4,615	1,377
Loan servicing liabilities, at fair value	3,973	3,973
Deferred tax liability	3,446	1,332
Deferred revenue	2,551	759
Payable to issuing bank	955	267
Contingent liabilities	700	1,995
Transaction fee refund reserve	578	828
Early stock option exercise and other equity-related liabilities	83	392
Other	1,508	818
Total accrued expenses and other liabilities	$61,243	$31,620

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents other cumulative gains and losses that are not reflected in earnings. The components of other comprehensive loss were as follows:

Year Ended December 31,	2015
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized losses on securities available for sale	$(1,671)	$—	$(1,671)
Other comprehensive loss	$(1,671)	$—	$(1,671)

Accumulated other comprehensive loss balances were as follows:

Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$—
Change in net unrealized losses on securities available for sale	(1,671)
Balance at December 31, 2015	$(1,671)

The Company did not have any items of other comprehensive income (loss) during the years ended December 31, 2014 or 2013.

12. Debt

Revolving Credit Facility

On December 17, 2015, the Company entered into a credit and guaranty agreement with several lenders for an aggregate $120 million unsecured revolving credit facility (Credit Facility). In connection with the credit agreement, the Company entered into a pledge and security agreement with Morgan Stanley Senior Funding, Inc., as collateral agent.

Proceeds of loans made under the Credit Facility may be borrowed, repaid and reborrowed until December 17, 2020. Repayment of any outstanding proceeds are payable on December 17, 2020, but may be prepaid without penalty.

Borrowings under the Credit Facility bear interest, at the Company’s option, at an annual rate based on the one-year LIBOR rate plus a spread of 1.75% to 2.00%, which is fixed for a Company-selected interest period of one, two, three, six or 12 months, or a an alternative base rate (which is tied to either the prime rate, federal funds effective rate, or the adjusted eurocurrency rate, as defined in the credit agreement). Base rate borrowings may be prepaid at any time without penalty, however pre-payment of LIBOR-based borrowings before the end of the selected interest period may result in the Company incurring expense to compensate the lenders for their funding costs through the end of the interest period. Interest is payable quarterly. Additionally, the Company is required to pay a quarterly commitment fee to the lenders of between 0.25% and 0.375% per annum, depending on the Company’s total net leverage ratio, on the average undrawn portion available under the revolving loan facility.

The Credit Facility and pledge and security agreement contain certain covenants applicable to the Company, including restrictions on the Company’s ability to pay dividends, incur indebtedness, pledge our assets, merge or consolidate, make investments, and enter into certain affiliate transactions. The Credit Facility also requires the Company to maintain a maximum total net leverage ratio (defined as the ratio of net debt to Adjusted EBITDA, on a consolidated basis for the four most recent Fiscal Quarter periods) of 4.00:1.00 initially, and which decreases over

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

the term of the Credit Facility to 3.00:1.00 on and after June 30, 2018 (on a consolidated basis). As of December 31, 2015, the total net leverage ratio, calculated as defined in the Credit Facility, was 0%.

The Company did not have any loans outstanding under the Credit Facility during the year ended December 31, 2015. The Company incurred $1.3 million of capitalized debt issuance costs, which will be recognized as interest expense through December 17, 2020.

Term Loan

On April 16, 2014, the Company entered into a credit and guaranty agreement with several lenders for an aggregate $50.0 million Term Loan. In connection with the credit agreement, the Company entered into a pledge and security agreement with Morgan Stanley Senior Funding, Inc., as collateral agent. The Term Loan was outstanding for 245 days in 2014 and was fully repaid and extinguished on December 17, 2014. For the year ended December 31, 2014, the Company incurred interest expense on the Term Loan of $2.3 million, which included expense related to writing off capitalized debt issuance costs. The Company did not incur any interest expense on the Term Loan in 2015. The weighted-average interest rate on the Term Loan was 2.59% for the period the loan was outstanding in 2014.

13. Stockholders’ Equity

Initial Public Offering

In December 2014, the Company closed its IPO of 66,700,000 shares of its common stock, which included shares registered to cover an option to purchase additional shares that it granted to the underwriters of the IPO and selling stockholders. The public offering price of the shares sold in the offering was $15.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering were $1.0 billion. After deducting underwriting discounts and commissions, offering expenses and proceeds to the selling stockholders, the aggregate net proceeds received by the Company totaled approximately $827.7 million.

Convertible Preferred Stock

As of December 31, 2013, the Company had the following shares of preferred stock authorized and outstanding:

	Designated Shares	Issued and Outstanding Shares	Aggregate Liquidation Preference	Amount
Series A	68,025,100	66,100,340	$17,599	$17,402
Series B	65,642,104	65,577,300	12,268	12,164
Series C	62,486,436	62,486,436	24,490	24,388
Series D	36,030,712	36,030,712	32,044	31,943
Series E	14,285,712	10,000,000	17,500	17,347
Total convertible preferred stock	246,470,064	240,194,788	$103,901	$103,244
In connection with the Springstone acquisition in April, 2014, the Company sold an aggregate of 6,390,556 shares of its Series F convertible preferred stock, par value $0.01 per share (Financing Shares) for aggregate gross proceeds of approximately $65.0 million, pursuant to a Series F Preferred Stock Purchase Agreement. The Company sold the Financing Shares pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended; all investors in the financing were accredited investors and the Company made no general solicitation for the sale of the Financing Shares. The Financing Shares were convertible into shares of common stock, par value $0.01 per share, on a one-for-one basis, as adjusted from time to time pursuant to the anti-dilution provisions of the Company’s Restated Certificate of Incorporation.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

In connection with the sale of Series F convertible preferred stock in April 2014, the Company filed a Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares that it was authorized to issue from 606,470,064 shares to 622,614,174. Of the 622,614,174 shares authorized, 372,000,000 shares were designated as common stock and 250,614,174 shares were designated as preferred stock.
Immediately prior to the completion of the Company’s IPO, all shares of its outstanding convertible preferred stock automatically converted, on a one-for-one basis, into 249,601,435 shares of the Company’s common stock. All shares of authorized convertible preferred stock also automatically converted, on a one-for-one basis, into 250,614,174 authorized shares of the Company’s common stock.

On December 16, 2014, the Company filed a Restated Certificate of Incorporation with the State of Delaware, which increased the total number of shares that it was authorized to issue from 622,614,174 shares to 910,000,000. Of the 910,000,000 shares authorized, 900,000,000 shares were designated as common stock and 10,000,000 shares were designated as preferred stock.

Common Stock Reserved for Future Issuance
As of December 31, 2015 and 2014, the Company had shares of common stock reserved for future issuance as follows:

December 31,	2015	2014
Options and unvested RSUs outstanding	52,652,310	57,386,829
Available for future stock option and RSU grants	33,560,939	36,561,469
Available for ESPP	2,589,991	3,000,000
Total reserved for future issuance	88,803,240	96,948,298

14. Employee Incentive and Retirement Plans

The Company’s equity incentive plans provide for granting stock options and RSUs to employees, consultants, officers and directors. In addition, the Company offers a retirement plan and an ESPP to eligible employees.

Stock-based compensation expense was as follows for the periods presented:

Year Ended December 31,	2015	2014	2013
Stock options	$30,717	$27,100	$6,283
RSUs	1,904	—	—
ESPP	9,185	104	—
Stock issued related to acquisition	9,416	9,946	—
Total stock-based compensation expense	$51,222	$37,150	$6,283

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following table presents the Company’s stock-based compensation expense recorded in the consolidated statements of operations:

Year Ended December 31,	2015	2014(1)	2013(1)
Sales and marketing	$7,250	$5,476	$1,147
Origination and servicing	2,735	1,653	424
Engineering and product development	11,335	6,445	2,336
Other general and administrative	29,902	23,576	2,376
Total stock-based compensation expense	51,222	37,150	6,283

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1. Basis of Presentation” for additional information.

The Company capitalized $4.4 million, $1.9 million and $0.2 million of stock-based compensation expense associated with developing software for internal use during the years ended December 31, 2015, 2014 and 2013, respectively. In addition, the Company recognized $0.7 million tax benefits from exercised stock options and RSUs in 2015. There was no net income tax benefit recognized during 2014 or 2013 relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options and RSUs due to the full valuation allowance.

Stock-based compensation expense included $0.3 million and $3.0 million for the accelerated vesting of stock options that were accounted for as stock option modifications for the years ended December 31, 2015 and 2014, respectively. There was no expense recognized for the accelerated vesting of stock options in the year ended December 31, 2013.

Equity Incentive Plans

The Company has two equity incentive plans: the 2007 Stock Incentive Plan (2007 Plan) and the 2014 Equity Incentive Plan (2014 Plan). Upon the Company’s IPO in 2014, the 2007 Plan was terminated and all shares that remained available for future issuance under the 2007 Plan at that time were transferred to the 2014 Plan. As of December 31, 2015, 47,090,982 options to purchase common stock granted under the 2007 Plan remain outstanding. As of December 31, 2015, the total number of shares available for future grants under the 2014 Plan was 33,560,939 shares, including shares transferred from the 2007 Plan.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Stock Options

The following table summarizes the activities for the Company’s stock options during 2015:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	57,386,829	$3.15
Granted	1,164,929	$20.00
Exercised	(7,579,324)	$1.57
Forfeited/Expired	(2,763,523)	$6.57
Outstanding at December 31, 2015	48,208,911	$3.60	7.1	$370,388
Vested and expected to vest at December 31, 2015	47,784,071	$3.58	6.9	$368,127
Exercisable at December 31, 2015	27,290,693	$1.93	6.3	$250,057

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $11.05 as reported on the New York Stock Exchange on December 31, 2015.

For the year ended December 31, 2015, the Company granted service-based stock options to purchase 1,164,929 shares of common stock with a weighted average exercise price of $20.00 per share, a weighted average grant date fair value of $9.80 per option share and an aggregate estimated fair value of $11.4 million.

For the year ended December 31, 2014, the Company granted service-based stock options to purchase 22,081,243 shares of common stock with a weighted average exercise price of $6.74 per option share, a weighted average grant date fair value of $4.62 per share and an aggregate estimated fair value of $102.1 million.

For the year ended December 31, 2013, the Company granted service-based stock options to purchase 12,707,000 shares of common stock with a weighted average exercise price of $2.44 per option share, a weighted average grant date fair value of $2.71 per share and an aggregate estimated fair value of $34.4 million.

The aggregate intrinsic value of options exercised was $103.5 million, $48.6 million and $26.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total fair value of stock options vested for the years ended December 31, 2015, 2014 and 2013 was $36.8 million, $19.6 million and $4.5 million, respectively.

As of December 31, 2015, the total unrecognized compensation cost, net of forfeitures, related to outstanding stock options was $78.3 million, which is expected to be recognized over the next 2.4 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

Year Ended December 31,	2015	2014	2013
Expected dividend yield	—	—	—
Weighted-average assumed stock price volatility	49.4%	53.5%	59.1%
Weighted-average risk-free interest rate	1.61%	1.88%	1.46%
Weighted-average expected life (in years)	6.25	6.35	6.30

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Restricted Stock Units

During the first quarter of 2015, the Company began issuing RSUs to certain employees, officers and directors. The following table summarizes the activities for the Company’s RSUs during the year of 2015:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	4,807,875	$15.52
Vested	(155,725)	$19.92
Forfeited/expired	(208,751)	$18.44
Unvested at December 31, 2015	4,443,399	$15.23
Expected to vest after December 31, 2015	4,251,011	$15.25

As of December 31, 2015, the Company granted 4,807,875 RSUs with an aggregate fair value of $74.6 million.

As of December 31, 2015, there was $61.6 million of unrecognized compensation cost, net of forfeitures, related to unvested RSUs, which is expected to be recognized over the next 3.5 years.

Employee Stock Purchase Plan

The Company’s ESPP became effective on December 11, 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to plan limitations. Payroll deductions are accumulated during six-month offering periods. The purchase price for each share of common stock is 85% of the lower of the fair market value of the common stock on the first business day of the offering period or on the last business day of the offering period. As of December 31, 2015, the Company’s employees purchased 410,009 shares of common stock at an average exercise price of $12.42. The Company did not purchase any shares under the ESPP during the year ended December 31, 2014. As of December 31, 2015 and 2014, a total of 2,589,991 and 3,000,000 shares of common stock were reserved for issuance under the ESPP, respectively.

The fair value of stock purchase rights granted to employees under the ESPP is measured under the ESPP on the grant date using the Black-Scholes option pricing model. The Company used the following assumptions in estimating the fair value of grants under the ESPP, which are derived using the same methodology applied to stock option assumptions:

Year Ended December 31,	2015	2014
Expected dividend yield	—	—
Weighted-average assumed stock price volatility	43.7%	48.2%
Weighted-average risk-free rate	0.23%	0.09%
Weighted-average expected life (years)	0.46	0.50

Stock Issued Related to Acquisition

As part of the Springstone acquisition, the sellers received shares of the Company’s Series F convertible preferred stock having an aggregate value of $25.0 million (Share Consideration). $22.1 million of the Share Consideration is subject to certain vesting and forfeiture conditions over a three-year period for key continuing employees. This is accounted for as a compensation agreement and expensed over the three-year vesting period. In conjunction with the conversion of preferred stock upon the IPO, these preferred shares were converted into common shares.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Retirement Plan

Upon completing 90 days of service, employees may participate in the Company’s qualified retirement plan that is governed by section 401(k) of the IRS Code. Participants may elect to contribute a portion of their annual compensation up to the maximum limit allowed by federal tax law. In the second quarter of 2014, the Company approved an employer match of up to 3% of an employee’s eligible compensation with a maximum annual match of $5,000 per employee. The total expense for the employer match for the years ended December 31, 2015 and 2014 was $2.1 million and $0.9 million, respectively.

15. Income Taxes

Income (loss) before income tax expense was $(2.2) million, $(31.5) million and $7.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Income tax expense consisted of the following for the periods shown below:

Year Ended December 31,	2015	2014	2013
Current:
Federal	$—	$—	$—
State	720	56	—
Total current tax expense	$720	$56	$—

Deferred:
Federal	$1,405	$1,185	$—
State	708	149	—
Total deferred tax expense	$2,113	$1,334	$—
Income tax expense	$2,833	$1,390	$—

Income tax expense for the year ended December 31, 2015, was primarily attributable to the amortization of tax deductible goodwill from the acquisition of Springstone, which gave rise to an indefinite-lived deferred tax liability, and the realization of excess tax benefits related to stock-based compensation. For the year ended December 31, 2014, income tax expense was primarily related to the amortization of tax deductible goodwill from the acquisition of Springstone. For the year ended December 31, 2013, there were no income taxes recorded related to pre-tax income due to the availability of deferred tax assets subject to a full valuation allowance to offset current year income.

A reconciliation of the income taxes expected at the statutory federal income tax rate and the income tax expense for the years ended December 31, 2015, 2014 and 2013, is as follows:

Year Ended December 31,	2015	2014	2013
Tax at federal statutory rate	$(738)	$(10,711)	$2,485
State tax, net of federal tax benefit	1,277	98	563
Stock-based compensation expense	549	5,040	(593)
Research and development tax credits	(1,068)	—	(459)
Change in valuation allowance	2,686	6,858	(2,534)
Change in unrecognized tax benefit	(62)	—	518
Other	189	105	20
Income tax expense	$2,833	$1,390	$—

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 were:

December 31,	2015	2014
Deferred tax assets:
Stock-based compensation	$19,696	$8,491
Reserves and accruals	11,506	6,249
Net operating loss carryforwards	5,621	13,510
Intangible assets	2,693	1,161
Tax credit carryforwards	1,810	552
Other	697	10
Servicing fees	—	1,428
Total deferred tax assets	42,023	31,401
Valuation allowance	(25,348)	(26,788)
Deferred tax assets – net of valuation allowance	$16,675	$4,613

Deferred tax liabilities:
Internally developed software	$(11,353)	$(2,967)
Depreciation and amortization	(4,089)	(1,798)
Goodwill	(3,163)	(1,180)
Servicing fees	(1,516)	—
Total deferred tax liabilities	$(20,121)	$(5,945)
Deferred tax (liability) asset – net	$(3,446)	$(1,332)

The table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2015 and 2014, related to tax deductions for equity-based compensation greater than the compensation recognized for financial reporting. Stockholders’ equity is estimated to increase by approximately $40 million, if and when such deferred tax assets are ultimately realized. The “with-and-without” approach, excluding the measurement of any indirect effects, is used when determining when excess tax benefits have been realized.

The table of deferred tax assets and liabilities as of December 31, 2014 has been restated to remove deferred tax assets of approximately $14.0 million and a corresponding valuation allowance of approximately $14.0 million attributable to excess tax deductions for equity-based compensation greater than the compensation recognized for financial reporting. These excess tax benefits that were previously included in the balance of net operating loss carryforwards in the table of deferred tax assets and liabilities should have been excluded as they had not met the criteria to be treated as deferred tax assets. Since the Company recorded a valuation allowance for the entire balance of deferred tax assets, this disclosure correction has no net effect on the Company’s financial condition, results of operations, or cash flows as of and for the year ended December 31, 2014. The Company does not believe correction of this amount is material to the financial statements as a whole.
The Company continues to recognize a full valuation allowance against net deferred tax assets, excluding the deferred tax liability for indefinite-lived intangibles. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2015 and 2014, the valuation allowance was $25.3 million and $26.8 million, respectively.

As of December 31, 2015, the Company had federal and state net operating loss (NOL) carryforwards of approximately $109.9 million and $77.4 million, respectively, to offset future taxable income. The federal and state

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

NOL carryforwards will expire beginning in 2025 and 2028, respectively. Additionally, as of December 31, 2015, the Company had federal and state tax credit carryforwards of $0.8 million and $2.1 million, respectively. The federal tax credit carryforwards will expire beginning in 2025 and the state tax credits will expire beginning in 2020.

In general, a corporation’s ability to utilize its NOL and research and development carryforwards may be substantially limited due to the ownership change limitations as required by Section 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), as well as similar state provisions. The federal and state Section 382 and 383 limitations may limit the use of a portion of the Company’s domestic NOL and tax credit carryforwards. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013, is as follows:

Year Ended December 31,	2015	2014	2013
Beginning balance	$491	$1,080	$367
Gross increase (decrease) for tax positions related to prior years	(310)	(589)	523
Gross increase for tax positions related to the current year	248	—	190
Ending balance	$429	$491	$1,080
If the unrecognized tax benefit as of December 31, 2015 is recognized, there will be no effect on the Company’s effective tax rate due to the full valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. As of December 31, 2015, the Company had no accrued interest and penalties related to unrecognized tax benefits. The Company does not expect any significant increases or decreases to its unrecognized benefits within the next twelve months.

The Company files income tax returns in the United States and various state jurisdictions. As of December 31, 2015, the Company’s federal tax returns for 2011 and earlier, and the state tax returns for 2010 and earlier were no longer subject to examination by the taxing authorities. However, tax periods closed in a prior period may be subject to audit and re-examination by tax authorities for which tax carryforwards are utilized in subsequent years.

16. Commitments and Contingencies

Operating Lease Commitments

The Company’s corporate headquarters are located in San Francisco, California, and consist of approximately 169,000 square feet of space under lease agreements, the longest of which is expected to expire in June 2022. Under these lease agreements, the Company has an option to extend nearly all of the space for five years.

In April 2015, the Company entered into a lease agreement for approximately 112,000 square feet of additional office space in San Francisco, California. The lease agreement commenced in the second quarter of 2015 with delivery of portions of the leased space to occur in stages through March 2017. The lease agreement expires on March 31, 2026, with the right to renew the lease term for two consecutive renewal terms of five years each.

The Company has additional leased office space of approximately 26,000 square feet in Westborough, Massachusetts, under a lease agreement that expires in July 2021.

Total facilities rental expense for the years ended December 31, 2015, 2014 and 2013 was $7.4 million, $3.7 million and $1.9 million, respectively. The Company had no sublease rental income for the years ended December 31, 2015,

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

2014, or 2013. Minimum lease payments for the years ended December 31, 2015, 2014 and 2013 were $6.0 million, $3.3 million and $1.3 million, respectively.

As of December 31, 2015, the Company pledged $0.8 million of cash and $4.7 million in letters of credit as security deposits in connection with its lease agreements.

The Company’s future minimum payments under non-cancelable operating leases in excess of one year as of December 31, 2015 were as follows:

Years Ended December 31,
2016	$12,085
2017	15,095
2018	16,056
2019	15,624
2020	16,526
Thereafter	57,217
Total	$132,603

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, a Utah-chartered industrial bank that serves as the Company’s primary issuing bank, WebBank retains ownership of the loans facilitated through Lending Club’s marketplace for two business days after origination. As part of this arrangement, the Company has committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of December 31, 2015 and 2014, the Company was committed to purchase loans with an outstanding principal balance of $77.6 million and $4.1 million, respectively, at par plus accrued interest. There were no outstanding commitments as of December 31, 2013.

Loan Funding and Purchase Commitments

As required by applicable regulations, the Company is required to purchase loans resulting from direct marketing efforts if such loans are not otherwise invested in by investors on the platform. During 2015, the Company was not required to purchase any such loans. Additionally, loans in the process of being facilitated and originated by the Company’s issuing bank partner at December 31, 2015, were fully funded in January 2016 and the Company was not required to purchase any of these loans.

Separately, Springstone and the Company are contractually committed to purchase certain loans (Pool B loans) that Springstone facilitates and that are originated by an issuing bank partner if neither Springstone nor the Company can arrange for other investors to invest in or purchase these loans.

The Company and the issuing bank have entered into purchase agreements with three investors to purchase Pool B loans or participation interests in Pool B loans. As of January 5, 2016, any minimum purchase requirements had expired under these agreements. During the year ended December 31, 2015, the Company was not required to purchase any Pool B loans or Pool B loan participation interests. In connection with current re-negotiations of the program agreement with the issuing bank, the Company may be required to deposit funds into an account at the bank to secure potential, future purchases of these loans.

Credit Support Agreement

The Company is subject to a credit support agreement with a certificate investor. The credit support agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the investor for

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

net credit losses on loans underlying the investor’s certificate that are in excess of a specified, aggregate net loss threshold. The Company is contingently obligated to pledge cash, not to exceed $5.0 million, to support this contingent obligation. Approximately $3.4 million was pledged and restricted to support this contingent obligation for the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015 and 2014, the net credit losses pertaining to the investor’s certificate have not exceeded the specified threshold, nor are future net credit losses expected to exceed the specified threshold, and thus no liability has been recorded. The Company currently does not anticipate recording losses under this credit support agreement. If losses related to the credit support agreement are later determined to be likely to occur and are estimable, results of operations could be affected in the period in which such losses are recorded.

Legal

On June 5, 2014, Springstone received a Civil Investigative Demand from the Consumer Financial Protection Bureau, referred to as CFPB, related to the period from 2009 through May 2014. The purpose of the investigation was to determine whether Springstone engaged in unlawful acts or practices in connection with the marketing, issuance, and servicing of loans for certain healthcare related financings during the period. On August 19, 2015, Springstone agreed to settle with the CFPB related to the CFPB’s concerns about possible borrower confusion of the terms of a deferred interest product, which was terminated by the Company in December 2014. To resolve this matter, Springstone is in the process of paying restitution of $700 thousand to certain borrowers under the Springstone finance program between 2009 and 2014. The settlement amount has been recorded as a liability as of December 31, 2015. The settlement amount was fully covered by the indemnification provisions of the Springstone purchase agreement and, therefore, did not result in an adverse financial charge to the Company. In January 2016, the Company delivered to borrowers all restitution amounts that were accrued for as of December 31, 2015.

The Company is currently engaged in an arbitration proceeding with a prior employee who is claiming that additional equity is due to them. The Company believes the claim to be without merit and intends to continue to defend the matter vigorously. The Company has not accrued a liability for this action at this time.

In addition to the foregoing, the Company may be subject to legal proceedings and regulatory actions in the ordinary course of business. The Company does not believe it is probable that the ultimate liability, if any, arising out of any such matter will have a material effect on our financial condition, results of operations or cash flows.

17. Segment Reporting

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s chief operating decision maker (CODM). For purposes of allocating resources and evaluating financial performance, the Company’s CODM reviews financial information by the product types of personal loans, and education and patient finance loans. These product types are aggregated and viewed as one operating segment, and therefore, one reportable segment due to their similar economic characteristics, product economics, production process, and regulatory environment.
Substantially all of the Company’s revenue is generated in the United States. No individual customer accounted for 10% or more of consolidated net revenue for any of the periods presented.

18. Related Party Transactions

Related party transactions must be reviewed and approved by the Audit Committee of the Company’s Board of Directors when not conducted in the ordinary course of business subject to the standard terms of the Company’s online marketplace or certificate investment program. Related party transactions may include any transaction between entities under common control or with a related person occurring since the beginning of the Company’s

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

latest fiscal year, or any currently proposed transaction involving the Company where the amount involved exceeds $120,000. This review also includes any material amendment or modification to an existing related party transaction. The Company has defined related persons as members of the Board of Directors, executive officers, principal owners of the Company’s outstanding stock and any immediate family members of each such related persons, as well as any other person or entity with significant influence over the Company’s management or operations.

Several of the Company’s executive officers and directors (including immediate family members) have opened investor accounts with Lending Club, made deposits and withdrawals to their accounts, and purchased notes and certificates. All note and certificate purchases made by related parties were made in the ordinary course of business and were transacted on terms and conditions that were not more favorable than those obtained by third-party investors. There were no other transactions with related parties identified during the years ended 2015, 2014 or 2013.

19. Springstone Acquisition

On April 17, 2014, Lending Club acquired all of the outstanding limited liability company interests of Springstone (Acquisition) for $111.8 million, which was comprised of $109.0 million in cash and shares of Series F convertible preferred stock with an aggregate value of $2.8 million. Upon closing of the Acquisition, Springstone became Lending Club’s wholly owned subsidiary. The Company has included the financial results of Springstone in the consolidated financial statements from the date of acquisition.

To secure the retention of certain key employees, a total of $25.6 million comprised of $22.1 million of shares of Series F convertible preferred stock (Escrow Shares) and $3.5 million of cash were placed in a third-party escrow, and are subject to certain vesting and forfeiture conditions applicable to these employees continuing employment over a three-year period from the closing. These amounts are accounted for as a compensation arrangement and expensed over the three-year vesting period and are included under “General and administrative operating expenses” in the Consolidated Statements of Operations. Additionally, $19.0 million of the cash consideration and certain Escrow Shares were placed in a third-party escrow for 15 months from the closing date to secure, in part, the indemnification obligations of the sellers under the purchase agreement. In connection with the Acquisition, the Company also paid $2.4 million for transactions costs incurred by Springstone.

The cash portion of the consideration was funded by a combination of cash from us, Series F convertible preferred stock financing, and proceeds from the Term Loan.

The Company has completed the allocation of the purchase price to acquired assets and liabilities with the exception of finalizing the determination of certain contingent liabilities and the finalization of any deferred tax asset or liability as of the acquisition date. The preliminary purchase price allocation as of the acquisition date is as follows:

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

The amounts of net revenue of Springstone included in the Company’s consolidated statements of operations from the acquisition date of April 17, 2014 to December 31, 2014 was $15.3 million. The Company has recognized acquisition-related expenses of $2.3 million for the year ended December 31, 2014, which is included in general and administrative expense. The Company did not recognize acquisition-related costs for the year ended December 31, 2013.

The following pro forma financial information summarizes the combined results of operations for Lending Club and Springstone, as though the companies were combined as of January 1, 2013. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred as of January 1, 2013, nor is it indicative of future operating results. The pro forma results presented below include interest expense on the debt financing, amortization of acquired intangible assets, compensation expense related to the post-acquisition compensation arrangements entered into with the continuing employees and tax expense:

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

20. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2015, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements, related notes or below, the Company has determined none of these events were required to be recognized or disclosed.

On February 9, 2016, the board of directors approved a share repurchase program under which Lending Club may repurchase up to $150 million of the Company’s common shares in open market or privately negotiated transactions in compliance with Securities and Exchange Act Rule 10b-18. This repurchase plan is valid for one year and does not obligate the Company to acquire any particular amount of common stock, and may be suspended at any time at Lending Club’s discretion.

LENDINGCLUB CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports required under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the 1934 Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2015. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche, LLP, has independently audited the effectiveness of our internal control over financial reporting and its report is included below.

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LendingClub Corporation
San Francisco, California

We have audited the internal control over financial reporting of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 22, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

San Francisco, California
February 22, 2016

LENDINGCLUB CORPORATION

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our Proxy Statement under the headings “Corporate Governance at LendingClub” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the 2015 fiscal year.

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

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

LENDINGCLUB CORPORATION

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts (in thousands)

		Additions
	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Deferred Tax Assets:
Year ended December 31, 2015	$26,788	$—	$680	$2,120	$25,348
Year ended December 31, 2014	$19,931	$6,857	$—	$—	$26,788
Year ended December 31, 2013	$22,465	$—	$—	$2,534	$19,931

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
Date: February 22, 2016

LENDINGCLUB CORPORATION

By:	/s/ RENAUD LAPLANCHE
Renaud Laplanche
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Renaud Laplanche	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2016
Renaud Laplanche

/s/ Carrie L. Dolan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2016
Carrie L. Dolan

/s/ Jeffrey M. Crowe	Director	February 22, 2016
Jeffrey M. Crowe

Director
Daniel Ciporin

Director
John J. Mack

/s/ Mary Meeker	Director	February 22, 2016
Mary Meeker

/s/ John C. Morris	Director	February 22, 2016
John C. Morris

Director
Lawrence Summers

/s/ Simon Williams	Director	February 22, 2016
Simon Williams

LENDINGCLUB CORPORATION

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Interest Purchase Agreement, dated as of April 17, 2014, by and among LendingClub Corporation, Springstone Financial, LLC, Premier Payment Solutions, Inc., NBT Capital Corp. and James P. Donovan	8-K	000-54752	2.1	April 17, 2014
3.1	Restated Certificate of Incorporation of LendingClub Corporation	8-K	000-54752	3.1	December 16, 2014
3.2	Restated Bylaws of LendingClub Corporation	8-K	333-151827	3.2	December 16, 2014
4.1	Form of Three-Year Member Payment Dependent Note (included as Exhibit A to Exhibit 4.6)	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014
4.2	Form of Five-Year Member Payment Dependent Note (included as Exhibit B to Exhibit 4.6)	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014
4.3	Form of Indenture by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Amendment No. 3	333-151827	4.2	October 9, 2008
4.4	First Supplemental Indenture, dated as of July 10, 2009, by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Post- Effective Amendment No. 3	333-151827	4.3	July 23, 2009
4.5	Second Supplemental Indenture, dated as of May 5, 2010, by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Post- Effective Amendment No. 5	333-151827	4.5	May 6, 2010
4.6	Third Supplemental Indenture, dated as of October 3, 2014, by and between LendingClub Corporation and Wells Fargo Bank, National Association.	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014
4.7	Amended and Restated Investor Rights Agreement, dated as of April 16, 2014, by and among LendingClub Corporation and the Investors named therein	8-K	000-54752	4.1	April 17, 2014
4.8	Form of Common Stock Certificate of LendingClub Corporation	S-1, Amendment No. 2	333-198393	4.8	November 17, 2014
4.9	Forms of Warrants to Purchase Common Stock	S-1, Amendment No. 3	333-198393	4.9	December 1, 2014
4.10	Forms of Warrants to Purchase Series A Convertible Preferred Stock	S-1, Amendment No. 3	333-198393	4.10	December 1, 2014
10.1	Form of Indemnity Agreement	S-1, Amendment No. 3	333-198393	10.1	December 1,2014
10.2	Form of Borrower Loan Agreement					X
10.3	Form of Borrower Membership Agreement	10-Q	011-36771	10.2	August 5, 2015

LENDINGCLUB CORPORATION

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	LendingClub Corporation 2007 Stock Incentive Plan, as amended, and form of award agreement thereunder	S-1, Amendment No. 3	333-198393	10.4	December 1, 2014
10.6	2014 Equity Incentive Plan, and forms of award agreements thereunder	S-1, Amendment No. 3	333-198393	10.6	December 1, 2014
10.7	2014 Employee Stock Purchase Plan, and forms of enrollment agreements thereunder	S-1, Amendment No. 3	333-198393	10.7	December 1, 2014
10.8+	Second Amended and Restated Loan Sale Agreement, dated as of February 28, 2014, by and between LendingClub Corporation and WebBank	10-K	000-54752	10.6	March 31, 2014
10.9+	Second Amended and Restated Loan Account Program Agreement, dated as of February 28, 2014, by and between LendingClub Corporation and WebBank	10-K	000-54752	10.7	March 31, 2014
10.10	Hosting Services Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc.	10-K	333-151827	10.15	June 17, 2009
10.11	Services Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc.	S-1, Amendment No. 1	333-198393	10.11	October 20, 2014
10.12	License Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc.	10-K	333-151827	10.17	June 17, 2009
10.13	Backup and Successor Servicing Agreement, dated as of September 15, 2011, by and between Portfolio Financial Servicing Company and LendingClub Corporation	S-1, Amendment No. 1	333-198393	10.13	October 20, 2014
10.14	Form of Partner Agreement	S-1/A	333-177230	10.28	March 19, 2012
10.15	Form of Employment Agreement for Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.15	December 1, 2014
10.16	Form of Employment Agreement for Executive Officers other than Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.16	December 1, 2014
10.20	Credit and Guaranty Agreement, dated as of December 17, 2015, among LendingClub Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the lenders party thereto	8-K	011-36771	10.1	December 22, 2015
10.21	Pledge and Security Agreement, dated December 17, 2015, by and among LendingClub Corporation, the grantors referred to therein and Morgan Stanley Senior Funding, Inc.	8-K	011-36771	10.2	December 22, 2015
10.22	Lease Agreement, dated as of May 17, 2013, by and between LendingClub Corporation and Forward One, LLC, as amended	S-1, Amendment No. 2	333-198393	10.22	November 17, 2014

LENDINGCLUB CORPORATION

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23	Assignment and Assumption of Lease, dated as of October 17, 2014, by and between LendingClub Corporation and Teachscape, Inc.	S-1, Amendment No. 2	333-198393	10.23	November 17, 2014
10.24	Lease Agreement, dated as of April 16, 2015, by and between LendingClub Corporation and 595 Market Street, Inc.	10-Q	011-36771	10.31	May 5, 2015
10.25	Form of Fund Subscription Agreement	S-1, Amendment No. 1	333-198393	10.24	October 20, 2014
10.26	Form of Investment Advisory Agreement	S-1, Amendment No. 1	333-198393	10.25	October 20, 2014
10.27	Form of Master Loan Purchase Agreement					X
10.28	Form of Master Loan Servicing Agreement					X
10.29	Form of Investor Agreement	10-Q	011-36771	10.5	August 5, 2015
10.30	Form of LCA Investment Advisory Agreement	S-1, Amendment No. 4	333-198393	10.29	December 8, 2014
10.31	Form of Certificate Account Opening and Maintenance Agreement	S-1, Amendment No. 4	333-198393	10.30	December 8, 2014
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
+    Confidential treatment requested