Form 10-Q
period 2016-03-31
LendingClub Corp
filed 2016-05-16
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Commission File Number: 001-36771

LendingClub Corporation (Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

71 Stevenson Street, Suite 300, San Francisco, CA 94105
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 29, 2016, there were 381,621,026 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Except as the context requires otherwise, as used herein, “Lending Club,” “Company,” “we,” “us,” and “our,” refer to LendingClub Corporation, a Delaware corporation, and, where appropriate, its three subsidiaries:

•
LC Advisors, LLC (LCA), a wholly-owned, registered investment advisor with the Securities and Exchange Commission (SEC) that acts as the general partner for certain private funds and as advisor to separately managed accounts.

•	Springstone Financial, LLC (Springstone), a wholly-owned company that facilitates education and patient finance loans.

•	RV MP Fund GP, LLC, a wholly-owned subsidiary of LCA that acts as the general partner for a private fund, while LCA acts as the investment manager of this private fund.

LC Trust I (the Trust) is an independent Delaware business trust that acquires loans from the Company and holds them for the sole benefit of certain investors that have purchased a trust certificate (Certificate) issued by the Trust and that are related to specific underlying loans for the benefit of the investor.

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

These forward-looking statements include, among other things, statements about:

•	the status of borrowers, the ability of borrowers to repay loans and the plans of borrowers;

•	our ability to maintain investor confidence in the operation of our platform;

•	the likelihood of investors to continue to, directly or indirectly, invest through our platform;

•	our intent to possibly seek additional sources of investor commitments for our platform;

•	interest rates and origination fees on loans charged by issuing banks;

•	expected rates of return for investors;

•	the effectiveness of our platform’s credit scoring models;

•
commitments or investments in loans to support: contractual obligations, such as to Springstone’s issuing bank for Pool B loans or repurchase obligations, regulatory commitments, such as direct mail, short-term marketplace equilibrium, the testing or initial launch of alternative loan terms, programs or channels that we do not have sufficient performance data on, or customer accommodations;

•	transaction fee or other revenue we expect to recognize after loans are issued by our issuing bank partners;

•	our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between the interim period and full year results;

•	capital expenditures;

•	the impact of new accounting standards;

•	investor, borrower, platform and loan performance-related factors that may affect our revenue;

•	our ability to develop and maintain effective internal controls, and to remediate a material weakness in our internal controls;

•	our compliance with applicable local, state and Federal laws;

•	our compliance with applicable regulations and regulatory developments or court decisions affecting our marketplace; and

•	other risk factors listed from time to time in reports we file with the SEC.

We caution you that the foregoing list may not contain all of the forward-looking statements in this Report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the cautionary statements included in this Report, particularly in “Part II – Other Information – Item 1A – Risk Factors” in this Report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$583,842	$623,531
Restricted cash	104,485	80,733
Securities available for sale	284,300	297,211
Loans at fair value (includes $3,037,233 and $3,022,001 from consolidated trust, respectively)	4,716,156	4,556,081
Accrued interest receivable (includes $24,536 and $24,477 from consolidated trust, respectively)	39,108	38,081
Property, equipment and software, net	64,194	55,930
Intangible assets, net	29,715	30,971
Goodwill	72,683	72,683
Other assets	53,860	38,413
Total assets	$5,948,343	$5,793,634
Liabilities and Stockholders’ Equity
Accounts payable	$5,860	$5,542
Accrued interest payable (includes $26,950 and $26,719 from consolidated trust, respectively)	41,637	40,244
Secured borrowings	15,113	—
Accrued expenses and other liabilities	50,088	61,243
Payable to investors	71,917	73,162
Notes and certificates at fair value (includes $3,050,728 and $3,034,586 from consolidated trust, respectively)	4,713,449	4,571,583
Total liabilities	4,898,064	4,751,774
Stockholders’ Equity
Common stock, $0.01 par value; 900,000,000 shares authorized at both March 31, 2016 and December 31, 2015; 381,363,565 and 379,716,630 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3,836	3,797
Additional paid-in capital	1,150,877	1,127,952
Accumulated deficit	(84,081)	(88,218)
Treasury stock, at cost; 2,282,700 and 0 shares at March 31, 2016 and December 31, 2015, respectively	(19,485)	—
Accumulated other comprehensive loss	(868)	(1,671)
Total stockholders’ equity	1,050,279	1,041,860
Total liabilities and stockholders’ equity	$5,948,343	$5,793,634

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating revenue:
Transaction fees	$124,508	$72,482
Servicing fees	16,942	5,392
Management fees	3,545	2,215
Other revenue	6,270	956
Total operating revenue	151,265	81,045
Net interest income:
Total interest income	177,879	113,472
Total interest expense	(176,683)	(113,280)
Net interest income	1,196	192
Fair value adjustments, loans, notes and certificates	(167)	(5)
Net interest income and fair value adjustments	1,029	187
Total net revenue	152,294	81,232
Operating expenses: (1)
Sales and marketing	66,575	34,470
Origination and servicing	19,198	12,201
Engineering and product development	24,198	13,898
Other general and administrative	38,035	26,410
Total operating expenses	148,006	86,979
Income (loss) before income tax expense	4,288	(5,747)
Income tax expense	151	627
Net income (loss)	$4,137	$(6,374)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)
Weighted-average common shares - Basic	380,266,636	371,959,312
Weighted-average common shares - Diluted	392,397,825	371,959,312

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1 – Basis of Presentation” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$4,137	$(6,374)
Other comprehensive income, before tax:
Change in net unrealized loss on securities available for sale	803	—
Other comprehensive income, before tax	803	—
Income tax effect	—	—
Other comprehensive income, net of tax	803	—
Comprehensive income (loss)	$4,940	$(6,374)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$4,137	$(6,374)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net fair value adjustments of loans, notes and certificates	167	5
Change in fair value of loan servicing liabilities	(2,078)	424
Change in fair value of loan servicing assets	(232)	(1,315)
Stock-based compensation, net	15,021	11,593
Excess tax benefit from share-based awards	(39)	—
Depreciation and amortization	6,655	4,693
Gain on sales of loans	(4,699)	(95)
Other, net	30	18
Purchase of whole loans to be sold	(1,308,463)	(622,050)
Proceeds from sales of whole loans	1,308,463	622,145
Net change in operating assets and liabilities:
Accrued interest receivable	(1,027)	(2,315)
Other assets	657	(2,074)
Due from related parties	(242)	(57)
Accounts payable	(123)	(1,812)
Accrued interest payable	1,393	2,719
Accrued expenses and other liabilities	(9,679)	990
Net cash provided by operating activities	9,941	6,495
Cash Flows from Investing Activities:
Purchases of loans	(921,825)	(852,827)
Principal payments received on loans	586,159	369,379
Proceeds from recoveries and sales of charged-off loans	10,191	3,472
Purchases of securities available for sale	(3,661)	—
Proceeds from maturities, redemptions and paydowns of securities available for sale	17,374	—
Investment in Cirrix Capital	(10,000)	—
Net change in restricted cash	(23,752)	7,516
Purchases of property, equipment and software, net	(10,483)	(6,240)
Net cash used in investing activities	(355,997)	(478,700)
Cash Flows from Financing Activities:
Change in payable to investors	(1,245)	(7,924)
Proceeds from issuances of notes and certificates	901,258	852,715
Proceeds from secured borrowings	15,113	—
Principal payments on notes and certificates	(583,982)	(365,711)

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Payments on notes and certificates from recoveries/sales of related charged-off loans	(10,177)	(3,461)
Repurchases of common stock	(19,485)	—
Proceeds from stock option exercises and other	4,846	863
Excess tax benefit from share-based awards	39	—
Other financing activities	—	68
Net cash provided by financing activities	306,367	476,550
Net (Decrease) Increase in Cash and Cash Equivalents	(39,689)	4,345
Cash and Cash Equivalents, Beginning of Period	623,531	869,780
Cash and Cash Equivalents, End of Period	$583,842	$874,125
Supplemental Cash Flow Information:
Cash paid for interest	$175,224	$110,562
Non-cash investing activity:
Accruals for property, equipment and software	$4,286	$1,184

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

1. Basis of Presentation

LendingClub Corporation (Lending Club) is an online marketplace connecting borrowers and investors. LC Advisors, LLC (LCA), is a registered investment advisor with the Securities and Exchange Commission (SEC) and wholly-owned subsidiary of Lending Club that acts as the general partner for certain private funds and advisor to separately managed accounts (SMAs) and a fund of which its wholly-owned subsidiary RV MP Fund GP, LLC, is the general partner. RV MP Fund GP, LLC, is a wholly-owned subsidiary of LCA that acts as the general partner for a private fund. Springstone Financial, LLC (Springstone), is a wholly-owned subsidiary of Lending Club that facilitates education and patient finance loans. LC Trust I (the Trust) is an independent Delaware business trust that acquires loans from Lending Club and holds them for the sole benefit of certain investors that have purchased a trust certificate (Certificate) issued by the Trust and that are related to specific underlying loans for the benefit of the investor.

Historically, the Company's overall business model has not been premised on using its balance sheet and assuming credit risk for loans facilitated by our marketplace. In order to support contractual obligations (Pool B loans and repurchase obligations), regulatory commitments (direct mail), short-term marketplace equilibrium, customer accommodations, or other needs, the Company may use its capital on the platform from time to time on terms that are substantially similar to other investors. Additionally, the Company may use its capital to invest in loans associated with the testing or initial launch of new or alternative loan terms, programs or channels to establish a track record of performance prior to facilitating third-party investments in these loans. In the five business days since the announcement of the internal board review described below, the Company has been actively exploring ways to restore investor confidence in its platform and obtain additional investment capital for the platform. These efforts may take a number of different structures and terms, including equity or debt transactions, alternative fee arrangements or other inducements including equity. These structures may enable the Company or third-parties to purchase loans through the platform. There is no assurance that the Company may be able to enter into any of these transactions, or if it does, what the final terms will be beneficial to the Company. If the Company's attempts to secure additional investor capital to meet platform origination volume are not successful, it likely may need to use a greater amount of its own capital to purchase loans on its platform compared to prior periods, particularly in light of regulatory commitments to purchase loans solicited by direct mail and other contractual purchase obligations. The Company also may need to reduce its platform’s origination volume. These actions likely may have material adverse impacts on the Company's business, financial condition (including its liquidity), results of operations and ability to sustain and grow loan volume. For additional information, see in “Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Board Review.”

The Company believes based on its projections and ability to reduce loan volume if needed, that its cash on hand, funds available from its line of credit, and its cash flow from operations are expected to be sufficient to meet its liquidity needs for the next twelve months.

The accompanying unaudited condensed consolidated financial statements include Lending Club, its subsidiaries (collectively referred to as the Company, we, or us) and the Trust. All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information necessary for the fair statement of the results and financial position for the periods presented. These accounting principles require management to make certain estimates and assumptions that affect the amounts in the accompanying financial statements. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. These adjustments are of a normal recurring nature. Actual results may differ from those estimates and results reported in the interim periods are not necessarily indicative of the results for the full year or any other interim period.

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

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Annual Report). The Company's significant accounting policies are included in “Note 2 – Summary of Significant Accounting Policies.”

2. Summary of Significant Accounting Policies

The Company's significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies” in the Annual Report. There have been no significant changes to these significant accounting policies during the first quarter of 2016, except as noted below.

Transaction Fee Revenue

Transaction fees are paid by issuing banks or patient service providers to Lending Club for the work Lending Club performs through its platform and Springstone’s platform in facilitating loans for its issuing bank partners. These fees are recognized as a component of operating revenue at the time of loan issuance. Factors affecting the amount of fees paid to the issuing bank by the borrower and from the bank to the Company include initial loan amount, term, credit quality, and other factors.

Commencing with the origination fee increase announced in March 2016, in the event a borrower prepays a loan in full before maturity, the Company assumes the issuing bank partner's obligation under Utah law to refund the pro-rated amount of the fee received by the bank in excess of 5%. Additionally, the Company may provide refunds to patient finance borrowers when the borrower cancels the loan under certain conditions. Since Lending Club can estimate refunds based on loan cancellation or prepayment experience, the Company records transaction fee revenue net of estimated refunds at the time of loan issuance.

Restricted Cash

Restricted cash consists primarily of checking, money market and certificate of deposit accounts that are: (i) pledged to or held in escrow by the Company’s correspondent banks as security for transactions processed on or related to Lending Club’s platform or activities by certain investors; (ii) pledged through a credit support agreement with a certificate holder or (iii) investors’ funds transactions-in-process that have not yet been applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds.

Investor cash balances (excluding transactions-in-process) are held in segregated bank or custodial accounts and are not commingled with the Company’s monies or held on the Company’s balance sheet.

Consolidation of Variable Interest Entities

A variable interest entity (VIE) is a legal entity that does not have sufficient equity at risk to finance its own operations, whose equity holders do not have the power to direct the activities most significantly affecting the economic outcome of those activities, or whose equity holders do not share proportionately in the losses or receive

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

the residual returns of the entity. The determination of whether an entity is a VIE requires a significant amount of judgment. When the Company has a controlling financial interest in a VIE, it must consolidate the results of the VIE’s operations into its condensed consolidated financial statements. A controlling financial interest exists if the Company has both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance (power) and the obligation to absorb losses or receive benefits that could be potentially significant to the VIE (economics).

LC Trust I

The Company has determined that the Trust is a VIE and that the Company has a controlling financial interest in the Trust and therefore must consolidate the Trust in its condensed consolidated financial statements. The Company established the Trust in February 2011 and funded it with a nominal residual investment. The Company is the only residual investor in the Trust. The purpose of the Trust is to acquire and hold loans for the benefit of investors who have invested in certificates issued by the Trust. The Trust conducts no other business other than purchasing and retaining loans or portions thereof for the benefit of the investment funds and their underlying limited partners. The Trust holds loans, none of which are financed by the Company. The cash flows from the loans held by the Trust are used to repay obligations under the certificates. The Trust’s assets and liabilities were reflected in the Company's consolidated financial statements at March 31, 2016 and December 31, 2015.

In connection with the formation of the investment funds, it was determined that in order to achieve success in raising investment capital, the assets to be invested in by the investment funds must be held by an entity that was separate and distinct from the Company (i.e. bankruptcy remote) in order to reduce this risk and uncertainty. In the event of the Company's insolvency, it is anticipated that the assets of the Trust would not become part of the bankruptcy estate, but that outcome is uncertain.

The Company's capital contributions, which are the only equity investments in the Trust, are insufficient to allow the Trust to finance the purchase of a significant amount of loans without the issuance of certificates to investors. Therefore, the Trust’s capitalization level qualifies the Trust as a VIE. The Company has a financial interest in the Trust because of its right to returns related to servicing fee revenue from the Trust, its right to reimbursement for expenses, and its obligation to repurchase loans from the Trust in certain instances. Additionally, the Company performs or directs activities that significantly affect the Trust’s economic performance through or by (i) operation of the platform that enables borrowers to apply for loans purchased by the Trust; (ii) credit underwriting and servicing of loans purchased by the Trust; (iii) LCA's selection of the loans that are purchased by the Trust on behalf of advised Certificate holders; and (iv) LCA’s role to source investors that ultimately purchase limited partnership interests in a fund or Certificates, both of which supply the funds for the Trust to purchase loans. Collectively, the activities described above allow the Company to fund more loans than would be the case without the existence of the Trust, to collect the related loan transaction fees and for LCA to collect the management fees on the investors’ capital used to purchase certificates. Accordingly, the Company is deemed to have power to direct activities most significant to the Trust and economic interest in the activities because of loan funding and transaction and management fees. Therefore, the Company concluded that it is the primary beneficiary of the Trust and consolidated the Trust’s operations in its condensed consolidated financial statements.

Investment In Cirrix Capital

On April 1, 2016, the Company closed its $10.0 million investment, for an approximate ownership interest of 15%, in Cirrix Capital (Investment Fund), a holding company to a family of funds that purchases loans and interests in loans from the Company. Per the partnership agreement, the family of funds can invest up to 20% of their assets outside of whole loans and interests in whole loans facilitated by the Company. At March 31, 2016, 100% of the family of funds' assets were comprised of whole loans and interests in loans facilitated by Lending Club's platform. The Company's former Chief Executive Officer (former CEO) and a board member (together, Related Party

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Investors) also have limited partnership interests in the Investment Fund that resulted in an aggregate ownership of approximately 31% in the Investment Fund at April 1, 2016 by the Related Party Investors and the Company.

The Company's investment is deemed to be a variable interest in the Investment Fund because the limited partnership interest shares in the expected returns and losses of the Investment Fund. The expected returns and losses of the Investment Fund result from the net returns of the family of funds owned by the Investment Fund, which are derived from interest income earned from loans and interests in whole loans that are purchased by the Investment Fund and were facilitated by the Company. Additionally, the Investment Fund is considered a VIE. The Company is not the primary beneficiary of the Investment Fund because the Company does not have the power to direct the activities that most significantly affect the Investment Fund’s economic performance. As a result, the Company does not consolidate the operations of the Investment Fund in financial statements of the Company. The Company accounts for this investment under the equity method of accounting, which approximates its maximum exposure to loss as a result of its involvement in the Investment Fund. At March 31, 2016, the Company had subscribed to invest $10.0 million in the Investment Fund, which was recorded in other assets in the condensed consolidated balance sheet.

Separately, the Company is subject to a credit support agreement that requires it to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the interests in whole loans that are in excess of a specified, aggregate net loss threshold. The Related Party Investors and the Company are excluded from receiving any benefits, if provided, from this credit support agreement. As of March 31, 2016, the Company has not been required to nor does it anticipate recording losses under this agreement. In conjunction with the Company's determination that the Company has a variable interest in a VIE, the Investment Fund, it is required to disclose the Company's maximum exposure to loss under this credit support agreement, which was $39.0 million and $34.4 million at March 31, 2016 and December 31, 2015, respectively, and assumes all loans covered under this credit support agreement default.

The Investment Fund passes along credit risk to the limited partners. The Company did not design the Investment Fund’s investment strategy and cannot require the Investment Fund to purchase loans. Additionally, the Company reviewed whether it collectively, with the Related Party Investors, had power to control the Investment Fund and concluded that it did not based on the unilateral ability of the general partner to exercise power over the limited partnership and the inability of the limited partners to remove the general partner. See “Note 18 – Related Party Transactions” for additional information.

LCA Managed or Advised Private Funds

In conjunction with the adoption of a new accounting standard that amends accounting for consolidations effective January 1, 2016, the Company reviewed its relationship with the private funds managed or advised by LCA and concluded that it does not have a variable interest in the private funds. As of March 31, 2016, the Company does not hold any investments in the private funds. Certain of the Company's related parties have investments in the private funds, as discussed in “Note 18 – Related Party Transactions.” The Company charges the limited partners in the private funds a management fee based on their account balance at month end for services performed as the general manager, including fund administration, and audit, accounting and tax preparation services. Accordingly, the Company's fee arrangements contain only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. These fees are solely compensation for services provided and are commensurate with the level of effort required to provide those services. The Company does not have any other interests in the private funds and therefore does not have a variable interest in the private funds.

Management regularly reviews and reconsiders its previous conclusions regarding whether it holds a variable interest in potential VIEs, the status of an entity as a VIE, and whether the Company is required to consolidate such VIEs in the condensed consolidated financial statements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Rights

As a result of the nature of servicing rights on the sale of loans, the Company is a variable interest holder in certain entities that purchase these loans. For all of these entities the Company either does not have the power to direct the activities that most significantly affect the VIE's economic performance or it does not have a potentially significant economic interest in the VIE. In no case is the Company the primary beneficiary and as a result none of these entities are consolidated on the Company's condensed consolidated financial statements.

Debt

The Company has elected to record certain costs directly related to issuing its secured revolving credit facility as an asset included in other assets on the Company’s condensed consolidated balance sheets. These costs are amortized as interest expense over the contractual term of the secured revolving credit facility. On a limited basis, the Company may transfer loans to investors that do not meet sale criteria for accounting purposes. These loans are recorded as secured borrowings on the condensed consolidated balance sheets.

Adoption of New Accounting Standard

In February 2015, the Financial Accounting Standards Board (FASB) issued new guidance amending accounting for consolidations, which was effective January 1, 2016. The guidance changes what an investor must consider in determining whether it is required to consolidate an entity in which it holds an interest. The adoption of this guidance did not have an impact on the Company's financial position, results of operations, earnings per share (EPS) or cash flows. The adoption of this guidance is further discussed above in “Consolidation of Variable Interest Entities.”

New Accounting Standards Not Yet Adopted

In March 2016, the FASB amended guidance related to the accounting for share-based payments, which will be effective January 1, 2017. The guidance simplifies the accounting for share-based payments related to the income tax consequences of share-based awards, the classification of awards in a company's financial statements, and estimating forfeitures of awards. The Company is currently evaluating the impact of this new guidance on its financial position, results of operations, EPS and cash flows.

In May 2014, the FASB issued new guidance on revenue recognition, which will be effective January 1, 2018. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts both the likelihood of payment and the timing of the related transfer of goods or performance of services. In March 2016, the Board issued an amendment to the new revenue recognition guidance clarifying how to determine if an entity is a principal or agent in a transaction. The effective date and transition requirements for this amendment is the same as those for the new revenue guidance. The Company is currently evaluating the impact of this new guidance on its financial position, results of operations, EPS and cash flows.

In February 2016, the FASB amended guidance related to the lease accounting, which will be effective January 1, 2019. The guidance requires an entity to recognize a right-of-use asset and lease liability for most lease arrangements. The standard also requires additional disclosures related to lease arrangements. The Company is currently evaluating the impact of this new guidance on its financial position, results of operations, EPS, and cash flows.

In January 2016, the FASB amended guidance related to recognition and measurement of financial instruments, which will be effective January 1, 2018. The amendment changes the accounting for equity investments, change

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

disclosure requirements related to instruments at amortized cost and fair value, and clarifies how entities should evaluate deferred tax assets for securities classified as available-for-sale. The Company is currently evaluating the impact of this new guidance on its financial position, results of operations, EPS, and cash flows.

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

There have been no other changes to these significant accounting policies during the first quarter of 2016.

3. Net Income (Loss) Per Share and Net Income (Loss) Attributable to Common Stockholders

The following table details the computation of the Company's basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2016	2015
Net income (loss) (1)	$4,137	$(6,374)
Weighted average common shares - Basic (2)	380,266,636	371,959,312
Weighted average common shares - Diluted (2)	392,397,825	371,959,312
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

(1)
Also represents net income (loss) available to common stockholders. In a period with net income, both earnings and dividends (if any) are allocated to participating securities. In a period with a net loss, only declared dividends (if any) are allocated to participating securities. There were no dividends declared in the first quarters of 2016 or 2015. The Company had no participating securities as of March 31, 2016 or March 31, 2015.

(2)
Net of 2,282,700 shares repurchased in the first quarter of 2016 under the Company's share repurchase program. See “Note 14 – Employee Incentive and Retirement Plans – Share Repurchases” for additional information.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The Company began purchasing securities available for sale during the second quarter of 2015. The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of March 31, 2016 and December 31, 2015, were as follows:

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$209,955	$93	$(877)	$209,171
Asset-backed securities	48,116	5	(42)	48,079
U.S. agency securities	16,602	2	(21)	16,583
U.S. Treasury securities	3,490	26	—	3,516
Other securities	7,005	—	(54)	6,951
Total securities available for sale	$285,168	$126	$(994)	$284,300

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$217,243	$2	$(1,494)	$215,751
Asset-backed securities	54,543	—	(134)	54,409
U.S. agency securities	16,602	1	(25)	16,578
U.S. Treasury securities	3,489	—	(4)	3,485
Other securities	7,005	—	(17)	6,988
Total securities available for sale	$298,882	$3	$(1,674)	$297,211

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of securities available for sale with unrealized losses as of March 31, 2016 and December 31, 2015, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$166,436	$(877)	$—	$—	$166,436	$(877)
Asset-backed securities	35,235	(42)	—	—	35,235	(42)
U.S. agency securities	14,582	(21)	—	—	14,582	(21)
Other securities	6,950	(54)	—	—	6,950	(54)
Total securities with unrealized losses(1)	$223,203	$(994)	$—	$—	$223,203	$(994)
	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$212,018	$(1,494)	$—	$—	$212,018	$(1,494)
Asset-backed securities	54,409	(134)	—	—	54,409	(134)
U.S. agency securities	14,578	(25)	—	—	14,578	(25)
U.S. Treasury securities	3,485	(4)	—	—	3,485	(4)
Other securities	6,988	(17)	—	—	6,988	(17)
Total securities with unrealized losses(1)	$291,478	$(1,674)	$—	$—	$291,478	$(1,674)

(1)	The number of investment positions with unrealized losses at March 31, 2016 and December 31, 2015 totaled 109 and 141, respectively.

There were no impairment charges recognized during the first quarter of 2016.

The contractual maturities of securities available for sale at March 31, 2016, were as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Corporate debt securities	$48,374	$160,797	$—	$—	$209,171
Asset-backed securities	1,221	46,858	—	—	48,079
U.S. agency securities	—	16,583	—	—	16,583
U.S. Treasury securities	1,000	2,516	—	—	3,516
Other securities	1,999	4,952	—	—	6,951
Total fair value	$52,594	$231,706	$—	$—	$284,300
Total amortized cost	$52,648	$232,520	$—	$—	$285,168

There were no sales of securities available for sale during the first quarter of 2016.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Loans, Notes and Certificates, and Loan Servicing Rights

Loans, Notes and Certificates

The Company sells loans and issues notes and the Trust issues certificates as a means to allow investors to invest in the associated loans. At March 31, 2016 and December 31, 2015, loans, notes and certificates measured at fair value on a recurring basis were as follows:

	Loans		Notes and Certificates
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Aggregate principal balance outstanding	$4,932,346	$4,681,671	$4,929,468	$4,697,169
Net fair value adjustments	(216,190)	(125,590)	(216,019)	(125,586)
Fair value	$4,716,156	$4,556,081	$4,713,449	$4,571,583
Original term	12 - 60 months	12 - 60 months
Interest rates (fixed)	4.99% - 31.89%	4.99% - 29.90%
Maturity dates	≤ March 2021	≤ December 2020

Loans at fair value include $23.8 million of loans purchased by the Company, of which $15.1 million are pledged under a loan transfer that was accounted for as secured borrowings at March 31, 2016. See “Note 12 – Secured Borrowings” for additional information.

At March 31, 2016 and December 31, 2015, loans that were 90 days or more past due (including non-accrual loans) were as follows:

	March 31, 2016		December 31, 2015
	> 90 days past due	Non-accrual loans	> 90 days past due	Non-accrual loans
Outstanding principal balance	$28,398	$2,904	$30,094	$4,513
Net fair value adjustments	(23,622)	(2,398)	(25,312)	(3,722)
Fair value	$4,776	$506	$4,782	$791
# of loans (not in thousands)	2,440	282	2,606	382

Loan Servicing Rights

At March 31, 2016, loans underlying loan servicing rights had a total outstanding principal balance of $5.27 billion, original terms between 12 and 84 months, monthly payments with interest rates ranging from 2.99% to 33.15% and maturity dates through March 2023. At December 31, 2015, loans underlying loan servicing rights had a total outstanding principal balance of $4.29 billion, original terms between 3 and 84 months, monthly payments with interest rates ranging from 2.99% to 33.15% and maturity dates through December 2022.

6. Fair Value of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, see “Note 2 – Summary of Significant Accounting Policies.” The Company did not transfer any assets or liabilities in or out of Level 3 during the first quarters of 2016 or 2015.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

March 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans	$—	$—	$4,716,156	$4,716,156
Securities available for sale:
Corporate debt securities	—	209,171	—	209,171
Asset-backed securities	—	48,079	—	48,079
U.S. agency securities	—	16,583	—	16,583
U.S. Treasury securities	—	3,516	—	3,516
Other securities	—	6,951	—	6,951
Total securities available for sale	—	284,300	—	284,300
Servicing assets	—	—	16,964	16,964
Total assets	$—	$284,300	$4,733,120	$5,017,420

Liabilities:
Notes and certificates	$—	$—	$4,713,449	$4,713,449
Servicing liabilities	—	—	2,827	2,827
Total liabilities	$—	$—	$4,716,276	$4,716,276

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans	$—	$—	$4,556,081	$4,556,081
Securities available for sale:
Corporate debt securities	—	215,751	—	215,751
Asset-backed securities	—	54,409	—	54,409
U.S. agency securities	—	16,578	—	16,578
U.S. Treasury securities	—	3,485	—	3,485
Other securities	—	6,988	—	6,988
Total securities available for sale	—	297,211	—	297,211
Servicing assets	—	—	10,250	10,250
Total assets	$—	$297,211	$4,566,331	$4,863,542

Liabilities:
Notes and certificates	$—	$—	$4,571,583	$4,571,583
Servicing liabilities	—	—	3,973	3,973
Total liabilities	$—	$—	$4,575,556	$4,575,556

As the Company's loans and related notes and certificates, and loan servicing rights do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for the Company's Level 3 fair value measurements at March 31, 2016 and December 31, 2015:

		March 31, 2016
		Range of Inputs
Financial Instrument	Unobservable Input	Minimum	Maximum	Weighted- Average
Loans, notes and certificates	Discount rates	3.0%	22.7%	8.1%
	Net cumulative expected loss rates(1)	0.3%	27.5%	11.6%
	Cumulative prepayment rates(1)	8.0%	44.3%	32.6%

Servicing asset/liability	Discount rates	3.5%	21.6%	9.0%
	Net cumulative expected loss rates(1)	0.3%	27.5%	9.7%
	Cumulative prepayment rates(1)	8.0%	44.3%	36.6%
	Total market servicing rates (% per annum on unpaid principal balance)(2)	0.57%	0.90%	0.57%

		December 31, 2015
		Range of Inputs
Financial Instrument	Unobservable Input	Minimum	Maximum	Weighted- Average
Loans, notes and certificates	Discount rates	2.9%	17.5%	9.0%
	Net cumulative expected loss rates(1)	0.3%	22.0%	9.9%
	Cumulative prepayment rates(1)	23.4%	36.4%	30.8%

Servicing asset/liability	Discount rates	3.5%	16.3%	9.4%
	Net cumulative expected loss rates(1)	0.3%	22.0%	8.8%
	Cumulative prepayment rates(1)	8.0%	36.4%	30.5%
	Base market servicing rates (% per annum on unpaid principal balance)(3)	0.50%	0.75%	0.50%

(1)	Expressed as a percentage of the original principal balance of the loan, note or certificate.

(2)	Includes ancillary fees estimated to be paid to a hypothetical third-party servicer.

(3)
Excludes ancillary fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2015, the market rate for ancillary fees was assumed to be 7 basis points for a weighted-average total market servicing rate of 57 basis points.

At March 31, 2016 and December 31, 2015, the discounted cash flow methodology used to estimate the notes and certificates' fair values used the same projected net cash flows as their related loans. As demonstrated by the following table below, the fair value adjustments for loans were largely offset by the fair value adjustments of the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

notes and certificates due to the payment dependent design of the notes and certificates and because the principal balances of the loans were very close to the combined principal balances of the notes and certificates.

The following tables present additional information about Level 3 loans, notes and certificates measured at fair value on a recurring basis for the first quarters of 2016 and 2015:

	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at December 31, 2015	$4,681,671	$(125,590)	$4,556,081	$4,697,169	$(125,586)	$4,571,583
Purchases of loans	2,230,288	—	2,230,288	—	—	—
Issuances of notes and certificates	—	—	—	901,258	—	901,258
Whole loan sales	(1,308,463)	—	(1,308,463)	—	—	—
Principal payments	(586,159)	—	(586,159)	(583,982)	—	(583,982)
Charge-offs	(84,991)	84,991	—	(84,977)	84,977	—
Recoveries	—	(10,191)	(10,191)	—	(10,177)	(10,177)
Change in fair value recorded in earnings	—	(165,400)	(165,400)	—	(165,233)	(165,233)
Ending balance at March 31, 2016	$4,932,346	$(216,190)	$4,716,156	$4,929,468	$(216,019)	$4,713,449

	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at December 31, 2014	$2,836,729	$(38,224)	$2,798,505	$2,851,837	$(38,219)	$2,813,618
Purchases of loans	1,474,972	—	1,474,972	—	—	—
Issuances of notes and certificates	—	—	—	852,715	—	852,715
Whole loan sales	(622,145)	—	(622,145)	—	—	—
Principal payments	(369,379)	—	(369,379)	(365,711)	—	(365,711)
Charge-offs	(43,821)	43,821	—	(43,807)	43,807	—
Recoveries	—	(3,472)	(3,472)	—	(3,461)	(3,461)
Change in fair value recorded in earnings	—	(47,820)	(47,820)	—	(47,815)	(47,815)
Ending balance at March 31, 2015	$3,276,356	$(45,695)	$3,230,661	$3,295,034	$(45,688)	$3,249,346

The following table presents additional information about Level 3 servicing assets and liabilities measured at fair value on a recurring basis for the first quarters of 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$10,250	$(3,973)	$2,181	$(3,973)
Issuances (1)	5,631	(932)	1,508	(1,412)
Changes in fair value, included in servicing fees	232	2,078	(491)	988
Additions, included in deferred revenue	851	—	298	—
Fair value at end of period	$16,964	$(2,827)	$3,496	$(4,397)

(1)	Represents the offsets to the gains or losses on sales of the related loans, recorded in other revenue.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A portion of the servicing fee revenue increase in the first quarter of 2016 compared to the same period in 2015 was due to an increase in the Company's servicing asset valuation. This resulted from an increase in the Company's expected cash flows from ancillary fees (collection and recovery fees) due to contractual servicing fee increases.

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Certain fair valuation adjustments recorded through earnings related to Level 3 instruments for the first quarters of 2016 and 2015. Generally, changes in the net cumulative expected loss rates, cumulative prepayment rates, and discount rates will have an immaterial net impact on the fair value of loans, notes and certificates, and servicing assets and liabilities.

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

A specific loan that is projected to have larger future default losses than previously estimated has lower expected future cash flows over its remaining life, which reduces its estimated fair value. Conversely, a specific loan that is projected to have smaller future default losses than previously estimated has increased expected future cash flows over its remaining life, which increases its estimated fair value. Separately, an increase in expected prepayments will reduce the estimated fair value of a loan, whereas a decrease in expected prepayments will increase the estimated fair value of a loan.

The Company's selection of the most representative market servicing rates for servicing assets and servicing liabilities is inherently judgmental. The Company reviewed estimated third-party servicing rates for its loans and loans in similar credit sectors, as well as a market servicing benchmarking analysis provided by a third-party valuation firm, and determined that estimated total market servicing rates on its loans ranging from 0.57% to 0.90% per annum of outstanding principal are reasonable estimates as of March 31, 2016 and base market servicing rates on its loans, ranging from 0.50% to 0.75% per annum of outstanding principal, are reasonable estimates as of December 31, 2015. The table below shows the impact on the estimated fair value of servicing assets and liabilities, calculated using different market servicing rate assumptions as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Weighted-average market servicing rate assumptions(1)	0.57%	0.57%	0.50%	0.50%
Change in fair value from:
Servicing rate increase by 0.10%	$(4,852)	$1,235	$(3,504)	$1,589
Servicing rate decrease by 0.10%	$4,960	$(1,127)	$3,610	$(1,483)

(1)
Represents total market servicing rates, which include ancillary fees, at March 31, 2016, and base market servicing rates, which exclude ancillary fees, at December 31, 2015. As of December 31, 2015, the market rate for ancillary fees was assumed to be 7 basis points for a weighted-average total market servicing rate of 57 basis points.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

March 31, 2016	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents	$583,842	$—	$583,842	$—	$583,842
Restricted cash	104,485	—	104,485	—	104,485
Deposits	872	—	872	—	872
Total assets	$689,199	$—	$689,199	$—	$689,199
Liabilities:
Accrued expenses and other liabilities	$1,699	$—	$—	$1,699	$1,699
Accounts payable	$5,860	$—	$5,860	$—	$5,860
Payables to investors	71,917	—	71,917	—	71,917
Total liabilities	$79,476	$—	$77,777	$1,699	$79,476

December 31, 2015	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents	$623,531	$—	$623,531	$—	$623,531
Restricted cash	80,733	—	80,733	—	80,733
Deposits	871	—	871	—	871
Total assets	$705,135	$—	$705,135	$—	$705,135
Liabilities:
Accounts payable	$5,542	$—	$5,542	$—	$5,542
Payables to investors	73,162	—	73,162	—	73,162
Total liabilities	$78,704	$—	$78,704	$—	$78,704

7. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	March 31, 2016	December 31, 2015
Internally developed software	$50,413	$40,709
Computer equipment	14,724	14,076
Leasehold improvements	13,540	11,559
Purchased software	6,311	5,336
Furniture and fixtures	5,413	5,086
Construction in progress	2,866	2,870
Total property, equipment and software	93,267	79,636
Accumulated depreciation and amortization	(29,073)	(23,706)
Total property, equipment and software, net	$64,194	$55,930

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Depreciation and amortization expense on property, equipment and software was $5.4 million and $3.1 million for the first quarters of 2016 and 2015, respectively.

8. Other Assets

Other assets consist of the following:

	March 31, 2016	December 31, 2015
Loan servicing assets, at fair value	$16,964	$10,250
Prepaid expenses	13,825	16,283
Other investments	10,250	250
Accounts receivable	5,745	4,976
Receivable from investors	1,706	1,117
Deferred financing cost	1,229	1,296
Deferred acquisition compensation	1,228	1,521
Due from related parties (1)	897	655
Deposits	872	871
Tenant improvement receivable	778	778
Other	366	416
Total other assets	$53,860	$38,413
(1) Represents management fees due to LCA from certain private funds for which LCA acts as the general partner.

9. Intangible Assets and Goodwill

Intangible Assets

The Company's intangible asset balance was $29.7 million and $31.0 million at March 31, 2016 and December 31, 2015, respectively. Amortization expense associated with intangible assets for the first quarters of 2016 and 2015 was $1.3 million and $1.5 million, respectively.

Goodwill

The Company's goodwill balance was $72.7 million at March 31, 2016, and December 31, 2015. The Company did not record any goodwill impairment expense for the first quarters of 2016 or 2015. Between annual goodwill impairment testing dates, the Company is required to evaluate qualitative and quantitative factors to determine whether it is more likely than not that the fair value of its goodwill reporting unit is more than its carrying value. These factors may include loss of key personnel, increased regulatory oversight, unplanned changes in our operations, macroeconomic and other industry-specific factors such as trends in short-term and long-term interest rates and the ability to access capital or company-specific factors such as market capitalization in excess of net assets, trends in revenue generating activities and merger or acquisition activity. As of March 31, 2016, after weighing all the negative and positive available evidence, the Company concluded that it was more likely than not that the fair value of its reporting unit exceeded the carrying value. Therefore, the Company did not record a goodwill impairment charge during the first quarter of 2016.

Subsequent to March 31, 2016, the Company announced that the board of directors accepted the resignation of Renaud Laplanche as CEO and Chairman. The Company considers loss of key personnel to be an adverse indicator of potential goodwill impairment. The loss of the services of our executive officers or members of our senior

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

management team, and the process to replace any of them, would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. In addition, the Company may be subject to litigation related to the events surrounding the resignation of Mr. Laplanche. Moreover, the Company has been contacted by regulatory authorities requesting information related to the events surrounding the resignation of Mr. Laplanche, and the Company intends to cooperate fully with those inquiries. These occurrences could result in adverse publicity and adversely affect the Company’s brand. As a result, the Company could record goodwill impairment expense upon completion of the annual goodwill impairment test in the second quarter of 2016.

10. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31, 2016	December 31, 2015
Accrued expenses	$19,486	$14,054
Accrued compensation	10,387	28,780
Deferred rent	5,473	4,615
Deferred tax liability	3,623	3,446
Deferred revenue	3,402	2,551
Loan servicing liabilities, at fair value	2,827	3,973
Payable to issuing bank	1,820	955
Transaction fee refund reserve	1,292	578
Early stock option exercise and other equity-related liabilities	71	83
Contingent liabilities	39	700
Other	1,668	1,508
Total accrued expenses and other liabilities	$50,088	$61,243

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents other cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income were as follows:

Three Months Ended March 31,	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized loss on securities available for sale	$803	$—	$803	$—	$—	$—
Other comprehensive income	$803	$—	$803	$—	$—	$—

Accumulated other comprehensive loss balances were as follows:

Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(1,671)
Change in net unrealized loss on securities available for sale	803
Balance at March 31, 2016	$(868)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

12. Secured Borrowings

Subsequent to March 31, 2016, the Company repurchased $22.3 million of near-prime loans from a single institutional investor that did not meet a non-credit, non-pricing requirement of the investor, of which $15.1 million were originally sold to the investor prior to March 31, 2016. As a result, these loans were accounted for as secured borrowings at March 31, 2016. For additional information, see “Note 16 – Commitments and Contingencies.” On April 26, 2016, the Company resold the loans to a different investor at par. This subsequent transfer qualified for sale accounting treatment, and the loans were removed from the Company's condensed consolidated balance sheet and the secured borrowings liability was reduced to zero in the second quarter of 2016.

For additional information regarding these matters, see “Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Board Review” and “Item 4 – Controls and Procedures.”

13. Debt

Revolving Credit Facility

On December 17, 2015, the Company entered into a credit and guaranty agreement with several lenders for an aggregate $120 million secured revolving credit facility (Credit Facility). In connection with the credit agreement, the Company entered into a pledge and security agreement with Morgan Stanley Senior Funding, Inc., as collateral agent.

Proceeds of loans made under the Credit Facility may be borrowed, repaid and reborrowed until December 17, 2020. Repayment of any outstanding proceeds are payable on December 17, 2020, but may be prepaid without penalty.

Borrowings under the Credit Facility bear interest, at the Company’s option, at an annual rate based on the one-year LIBOR rate plus a spread of 1.75% to 2.00%, which is fixed for a Company-selected interest period of one, two, three, six or 12 months, or at an alternative base rate (which is tied to either the prime rate, federal funds effective rate, or the adjusted euro currency rate, as defined in the credit agreement). Base rate borrowings may be prepaid at any time without penalty, however, prepayment of LIBOR-based borrowings before the end of the selected interest period may result in the Company incurring expense to compensate the lenders for their funding costs through the end of the interest period. Interest is payable quarterly. Additionally, the Company is required to pay a quarterly commitment fee to the lenders of between 0.25% and 0.375% per annum, depending on the Company’s total net leverage ratio, on the average undrawn portion available under the revolving loan facility.

The Credit Facility and pledge and security agreement contain certain covenants applicable to the Company, including restrictions on the Company’s ability to pay dividends, incur indebtedness, pledge its assets, merge or consolidate, make investments, and enter into certain affiliate transactions. The Credit Facility also requires the Company to maintain a maximum total net leverage ratio (defined as the ratio of net debt to Adjusted EBITDA, on a consolidated basis for the four most recent Fiscal Quarter periods) of 4.00:1.00 initially, and which decreases over the term of the Credit Facility to 3.00:1.00 on and after June 30, 2018 (on a consolidated basis). As of March 31, 2016, the total net leverage ratio, calculated as defined in the Credit Facility, was 0%.

The Company did not have any loans outstanding under the Credit Facility during the first quarter of 2016. The Company incurred $1.3 million of capitalized debt issuance costs, which will be recognized as interest expense through December 17, 2020.

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

Stock-based compensation expense was as follows for the periods presented:

	Three Months Ended March 31,
	2016	2015
Stock options	$7,657	$7,086
RSUs	5,126	481
ESPP	388	479
Stock issued related to acquisition	1,850	3,547
Total stock-based compensation expense	$15,021	$11,593

The following table presents the Company's stock-based compensation expense recorded in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015 (1)
Sales and marketing	$1,904	$1,508
Origination and servicing	746	606
Engineering and product development	3,723	1,798
Other general and administrative	8,648	7,681
Total stock-based compensation expense	$15,021	$11,593

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1 – Basis of Presentation” for additional information.

The Company capitalized $1.9 million and $0.8 million of stock-based compensation expense associated with developing software for internal use during the first quarters of 2016 and 2015, respectively. In addition, the Company recognized $39 thousand in tax benefits from exercised stock options and RSUs during the first quarter of 2016. There was no net income tax benefit recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options and RSUs due to the full valuation allowance during the first quarter of 2015.

Equity Incentive Plans

The Company has two equity incentive plans: the 2007 Stock Incentive Plan (2007 Plan) and the 2014 Equity Incentive Plan (2014 Plan). Upon the Company’s IPO in 2014, the 2007 Plan was terminated and all shares that remained available for future issuance under the 2007 Plan at that time were transferred to the 2014 Plan. As of March 31, 2016, 42,810,226 options to purchase common stock granted under the 2007 Plan remain outstanding. As of March 31, 2016, the total number of shares available for future grants under the 2014 Plan was 44,040,590 shares, including shares transferred from the 2007 Plan.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Stock Options

The following table summarizes the activities for the Company's stock options during the first quarter of 2016:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	48,208,911	$3.60
Granted	4,547,230	$8.48
Exercised	(3,822,799)	$1.26
Forfeited/Expired	(478,682)	$6.97
Outstanding at March 31, 2016	48,454,660	$4.21	7.1	$221,874
Vested and expected to vest at March 31, 2016	48,091,745	$4.20	7.1	$220,963
Exercisable at March 31, 2016	26,444,648	$2.36	6.2	$163,676

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $8.30 as reported on the New York Stock Exchange on March 31, 2016.

For the first quarter of 2016, the Company granted service-based stock options to purchase 4,547,230 shares of common stock with a weighted average exercise price of $8.48 per option share, a weighted average grant date fair value of $4.26 per option share and an aggregate estimated fair value of $19.4 million. Stock options granted during the first quarter of 2016 included 265,987 shares of fully vested stock options granted in lieu of cash bonuses to be paid to certain employees for the 2015 performance period.

For the first quarter of 2015, the Company granted service-based stock options to purchase 768,500 shares of common stock with a weighted average exercise price of $20.81 per option share, a weighted average grant date fair value of $10.27 per option share and an aggregate estimated fair value of $7.9 million.

The aggregate intrinsic value of options exercised was $27.9 million and $10.8 million for the first quarters of 2016 and 2015, respectively. The total fair value of stock options vested for the first quarters of 2016 and 2015 was $10.3 million and $6.1 million, respectively.

As of March 31, 2016, the total unrecognized compensation cost, net of forfeitures, related to outstanding stock options was $85.9 million, which is expected to be recognized over the next 1.3 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Three Months Ended March 31,
	2016	2015
Expected dividend yield	—	—
Weighted-average assumed stock price volatility	51.9%	49.9%
Weighted-average risk-free interest rate	1.39%	1.56%
Weighted-average expected life (in years)	6.18	6.25

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The following table summarizes the activities for the Company's RSUs during the first quarter of 2016:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	4,443,399	$15.23
RSUs granted	9,168,791	$8.41
RSUs vested	(106,836)	$18.61
RSUs forfeited/expired	(404,127)	$10.83
Unvested at March 31, 2016	13,101,227	$10.56
Expected to vest after March 31, 2016	12,751,261	$10.53

For the first quarter of 2016, the Company granted 9,168,791 RSUs with an aggregate fair value of $77.1 million.

As of March 31, 2016, there was $126.9 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 3.7 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to plan limitations. Payroll deductions are accumulated during six-month offering periods. The purchase price for each share of common stock is 85% of the lower of the fair market value of the common stock on the first business day of the offering period or on the last business day of the offering period.

As of March 31, 2016, a total of 6,916,954 shares of common stock were reserved for issuance under the ESPP. The Company's employees did not purchase any shares of common stock under the ESPP during the first quarter of 2016, and all 6,916,954 shares remain available for future issuance as of March 31, 2016.

Share Repurchases

On February 9, 2016, the board of directors approved a share repurchase program under which Lending Club may repurchase up to $150.0 million of the Company’s common shares in open market or privately negotiated transactions in compliance with Securities and Exchange Act Rule 10b-18. This repurchase plan is valid for one year and does not obligate the Company to acquire any particular amount of common stock, and may be suspended at any time at Lending Club’s discretion. During the first quarter of 2016, the Company repurchased 2,282,700 shares of its common stock at a weighted average purchase price of $8.52 per share for an aggregate purchase price of $19.5 million. As of April 30, 2016, the Company has not purchased any additional shares under the share repurchase program.

Retirement Plan

Upon completing 90 days of service, employees may participate in the Company’s qualified retirement plan that is governed by section 401(k) of the IRS Code. Participants may elect to contribute a portion of their annual compensation up to the maximum limit allowed by federal tax law. In the first quarter of 2016, the Company approved an employer match of up to 4% of an employee’s eligible compensation with a maximum annual match of

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

$5,000 per employee. The total expense for the employer match for the first quarters of 2016 and 2015 was $1.5 million and $0.6 million, respectively.

15. Income Taxes

For the first quarters of 2016 and 2015, the Company recorded income tax expense of $0.2 million and $0.6 million, respectively. Income tax expense for the first quarter of 2016 and 2015 was primarily attributable to the recognition of a full valuation allowance against deferred tax assets as well as the amortization of tax deductible goodwill, which gave rise to an indefinite-lived deferred tax liability.

The Company continues to recognize a full valuation allowance against net deferred tax assets, excluding the deferred tax liability for indefinite-lived intangibles. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of March 31, 2016 and December 31, 2015, the valuation allowance was $25.3 million.

16. Commitments and Contingencies

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

Total facilities rental expense for the first quarters of 2016 and 2015 was $3.2 million and $1.4 million, respectively. Minimum lease payments for the first quarters of 2016 and 2015 were $2.2 million and $1.2 million, respectively.

As of March 31, 2016, the Company pledged $0.8 million of cash and $4.7 million in letters of credit as security deposits in connection with its lease agreements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company's future minimum payments under non-cancelable operating leases in excess of one year as of March 31, 2016, were as follows:

Minimum Rental Payments
2016	$9,702
2017	15,090
2018	16,051
2019	15,619
2020	16,521
Thereafter	57,190
Total	$130,173

Loan Purchase Obligation

Under the Company's loan account program with WebBank, a Utah-chartered industrial bank that serves as the Company's primary issuing bank, WebBank retains ownership of the loans facilitated through Lending Club's marketplace for two business days after origination. As part of this arrangement, the Company has committed to purchase the loans at par, at the conclusion of the two business days. As of March 31, 2016 and December 31, 2015, the Company was committed to purchase loans with an outstanding principal balance of $180.7 million and $77.6 million at par, respectively.

Loan Repurchase Obligations

The Company has historically limited its loan or note repurchase obligations to events of verified identity theft or in connection with certain customer accommodations. As institutional investors seek to securitize loans purchased through the marketplace, the Company has increased the circumstances and the required burden of proof of economic harm under which the Company is obligated to repurchase loans from these investors. We believe these repurchase obligations are consistent with institutional loan market standards.

In addition to and distinct from the repurchase obligations described in the preceding paragraph, the Company performs certain administrative functions for a variety of retail and institutional investors, including executing, without discretion, loan investments as directed by the investor. To the extent loans not meeting the investor's investment criteria at the time of issuance are transferred to the investor as a result of a system error by the Company, the Company is obligated to repurchase such loans at par. As a result of these obligations, we repurchased $3.8 million in loans during the first quarter of 2016.

Subsequent to March 31, 2016, the Company in a private transaction repurchased $22.3 million of near-prime loans from a single institutional investor that did not meet a non-credit, non-pricing requirement of the investor, of which $15.1 million were originally sold to the investor prior to March 31, 2016 and that are accounted for as secured borrowings at March 31, 2016. See “Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Board Review” and “Item 4 – Controls and Procedures.”

Loan Funding and Purchase Commitments

As required by applicable regulations, the Company is required to purchase loans resulting from direct marketing efforts if such loans are not otherwise invested in by investors on the platform. During the first quarter of 2016, the Company did not purchase any such loans. Additionally, loans in the process of being facilitated and originated by

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

the Company's issuing bank partner at March 31, 2016, were substantially funded in April 2016. As of the date of this report, no loans remained without investor commitments and the Company was not required to purchase any of these loans. However, in light of events following a review by a sub-committee of the board of directors that began in the second quarter of 2016, a number of investors that, in the aggregate, have contributed a significant amount of funding on the platform, have paused their investments in loans through the platform. As a result, the Company may need to use its own funds to purchase these loans in the coming months. See “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Current Economic and Business Environment” and “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity.”

Separately, if neither Springstone nor the Company can arrange for other investors to invest in or purchase Pool B loans that Springstone facilitates and that are originated by an issuing bank partner, Springstone and the Company are contractually committed to purchase these loans.

The Company and the issuing bank have entered into purchase agreements with three investors to purchase Pool B loans or participation interests in Pool B loans. As of January 5, 2016, any contractual minimum purchase requirements by these three investors had expired. During the first quarter of 2016, the Company was not required to purchase any Pool B loans or interests in such loans. In connection with re-negotiations of the program agreement with the issuing bank in the first quarter of 2016, the Company deposited $9.0 million into an account at the bank to secure potential, future purchases of these loans.

Credit Support Agreement

The Company is subject to a credit support agreement with Cirrix Capital (Investment Fund). The credit support agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the Investment Fund's certificates that are in excess of a specified, aggregate net loss threshold. The Company is contingently obligated to pledge cash, not to exceed $5.0 million, to support this contingent obligation. As of March 31, 2016, $3.4 million was pledged and restricted to support this contingent obligation.

As of March 31, 2016 and December 31, 2015, the net credit losses pertaining to the Investment Fund's certificates have not exceeded the specified threshold, nor are future net credit losses expected to exceed the specified threshold, and thus no liability has been recorded. The Company currently does not anticipate recording losses under this credit support agreement. If losses related to the credit support agreement are later determined to be likely to occur and are estimable, results of operations could be affected in the period in which such losses are recorded.

Legal

Federal Securities Class Actions. In the first quarter of 2016, four putative class action lawsuits alleging violations of federal securities laws were filed in the California Superior Court in San Mateo County, naming as defendants the Company, its directors, certain officers, and the underwriters in the initial public offering that closed on December 16, 2014 (the IPO). The lawsuits allege violations of the Securities Act of 1933 (Securities Act) by the Company, the individual defendants and the underwriters for allegedly making materially false and misleading statements in the registration statement and prospectus issued in connection with the IPO regarding, among other things, the Company’s business model, compliance with regulatory matters and their impact on the Company’s business, operations and future results. The Company, the selling stockholders and the underwriters have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. Plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities pursuant or traceable to the IPO registration statement and prospectus. Plaintiffs seek class certification, unspecified compensatory damages, costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Company believes that the plaintiff’s allegations are without merit, and intends to vigorously defend against the claims.

Federal Consumer Class Action. In April 2016, a putative class action lawsuit was filed in federal court in New York, alleging that persons received loans, through the Company's platform, that exceeded states' usury limits in violation of state usury and consumer protection laws, and the federal RICO statute. The defendants, in addition to the Company, are WebBank, Steel Partners Holdings, L.P. and the Lending Club Members Trust. The Company has agreed to indemnify WebBank and Steel Partners Holdings, L.P. against certain liabilities in connection with this matter. The plaintiff seeks treble damages, attorneys' fees, and injunctive relief. The Company believes that the plaintiff's allegations are without merit, and intends to defend this matter vigorously.

The Company was engaged in an arbitration proceeding with a prior employee who claimed that additional equity was due to him. The Company believed the claim to be without merit. The Company did not accrue a liability for this action as of March 31, 2016. On May 3, 2016, the arbitration panel delivered its final opinion denying all claims of the employee.

On February 23, 2016, Phoenix Licensing, L.L.C. and LPL Licensing, L.L.C. filed a complaint for patent infringement against the Company in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent Nos. 8,234,184, 6,999,938, 5,987,434, 8,352,317, and 7,860,744 by generating customized marketing materials, replies, and offers to client responses. The Company believes the plaintiffs allegations are without merit, and intends to defend this matter vigorously.

On May 9, 2016, following the announcement of the board review described elsewhere in this filing, the Company received a grand jury subpoena from the U.S. Department of Justice (DOJ). The Company also contacted the SEC. The Company intends to cooperate with the DOJ and the SEC. The DOJ and the SEC may have additional requests, and no assurance can be given as to the timing or outcome of these matters.

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

18. Related Party Transactions

Related party transactions must be reviewed and approved by the audit committee of the Company’s board of directors when not conducted in the ordinary course of business subject to the standard terms of the Company’s online marketplace or certificate investment program. Related party transactions may include any transaction between entities under common control or with a related person occurring since the beginning of the Company’s latest fiscal year, or any currently proposed transaction involving the Company where the amount involved exceeds

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

$120,000. This review also includes any material amendment or modification to an existing related party transaction. The Company has defined related persons as members of the board of directors, executive officers, principal owners of the Company’s outstanding stock and any immediate family members of each such related persons, as well as any other person or entity with significant influence over the Company’s management or operations.

Several of the Company's executive officers and directors (including immediate family members) have made deposits and withdrawals to their investor accounts and purchased loans, notes and certificates or have investments in private funds managed by LCA. The Company believes all such transactions by related persons were made in the ordinary course of business and were transacted on terms and conditions that were not more favorable than those obtained by similarly situated third-party investors.

At December 31, 2015, Mr. Laplanche, the Company's former CEO and Chairman, and Mr. Mack, a director, owned approximately 2.0% and 10%, respectively, of limited partnership interests in the Investment Fund, a holding company that participates in a family of funds with other unrelated third parties and purchases whole loans and interests in loans from the Company.

During the first quarter of 2016, this family of funds purchased $114.5 million of whole loans and interests in whole loans. During the first quarter of 2016, the Company earned $380 thousand in servicing fees and $15 thousand in management fees from this family of funds, and paid interest of $2.0 million to the family of funds. The Company believes that the sales of whole loans and interests in whole loans, and the servicing and management fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

In the first quarter of 2016, Mr. Laplanche invested an additional $4.0 million to increase his limited partnership interest in the Investment Fund to approximately 8%. On April 1, 2016, the Company closed its $10.0 million investment, for an ownership interest in the Investment Fund of approximately 15%. As of close of business April 1, 2016, the Company, Mr. Laplanche and Mr. Mack owned approximately 15%, 8%, and 8% of limited partnership interests in the Investment Fund, respectively, for an aggregate interest of approximately 31%.

19. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2016, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes or as below, the Company has determined none of these events were required to be recognized or disclosed.

In May 2016, the board of directors or the compensation committee of the board of directors, as appropriate, approved incentive awards to certain members of the executive management team and other key personnel. The incentive awards consist of an aggregate of $11.0 million of RSUs, $1.0 million in stock options, and $4.9 million of cash. For additional information on the vesting terms and recipients of these awards see “Part II – Other Information – Item 5 – Other Information.”

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (Report). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in “Part II – Other Information – Item 1A – Risk Factors” in this Report and “Part I – Item 1A – Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (Annual Report).

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

Investors use Lending Club to earn attractive risk-adjusted returns from an asset class that has generally been closed to many investors and only available on a limited basis to institutional investors. The capital to invest in the loans enabled through our marketplace comes directly from a wide range of investors, including retail investors, high-net-worth individuals and family offices, banks and finance companies, insurance companies, hedge funds, foundations, pension plans and university endowments, and through a variety of investment channels. Historically, our overall business model is not premised on using our balance sheet and assuming credit risk for loans facilitated by our marketplace. In order to support: contractual obligations (Pool B loans and repurchase obligations), regulatory commitments (direct mail), short-term marketplace equilibrium, customer accommodations, or other possible events including a decline in overall investor participation on the platform, we may use our capital on the platform from time to time on terms that are substantially similar to other investors. Additionally, we may use our capital to invest in loans associated with the testing or initial launch of alternative or new loan terms, programs or channels to establish a track record of performance prior to facilitating third-party investments in these loans.

We generate revenue from transaction fees from our marketplace’s role in accepting and decisioning applications for our bank partners to enable loan originations, servicing fees from investors for matching available loan assets with capital, and management fees from investment funds and other managed accounts.

Generally, the transaction fees we receive from issuing banks in connection with our marketplace’s role in facilitating loan originations range from 1% to 7% of the initial principal amount of the loan as of March 31, 2016. In addition, for education and patient finance loans, transaction fees may exceed 7% as they include fees earned from issuing banks and service providers. Servicing fees paid to us vary based on investment channel. Note investors generally pay us a servicing fee equal to 1% of payment amounts received from the borrower; whole loan purchasers pay a monthly servicing fee of up to 1.3% per annum on the month-end principal balance of loans serviced and certificate holders generally pay a monthly management fee of up to 1.5% per annum of the month-end balance of assets under management.

Since beginning operations in 2007, our marketplace has facilitated approximately $18.7 billion in loan originations. These loans were facilitated through the following investment channels: (i) the issuance of notes, (ii) the sale of certificates, or (iii) the sale of whole loans to qualified investors. Approximately $3.7 billion of our loan originations since inception were invested in through notes, $6.0 billion were invested in through certificates and $9.0 billion were invested in through whole loan sales. In the first quarter of 2016, our marketplace facilitated approximately

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

$2.8 billion of loan originations, of which approximately $0.4 billion were invested in through notes, $0.5 billion were invested in through certificates and $1.9 billion were invested in through whole loan sales.

Board Review

In light of the circumstances relating to $22.3 million of near-prime loan sales in private transactions with a single institutional investor, as described below, and related issues involving data integrity and contract approval monitoring and review processes, we conducted a review under the supervision of an independent sub-committee of the board of directors and with the assistance of independent outside counsel and other advisors. The review also focused on investment transactions in the Investment Fund by us and two related persons and the other matters described below.

After the end of the first quarter, we became aware that approximately $15.1 million and $7.2 million in near-prime loans were sold to a single institutional investor in March and April 2016, respectively. The loans in question failed to conform to the investor's express instructions as to a non-credit, non-pricing element. Certain personnel apparently were aware that the sale did not meet the investor's criteria. In one case, involving $3.0 million in loans, an application date was changed in a live Company database in an attempt to appear to meet the investor's requirement, and the balance of the loans were sold in direct contravention of the investor's direction. The change in application date was promptly remediated. The financial impact of the sales of these $22.3 million in near-prime loans would have been to increase reported gains on sales of loans by approximately $150,000, and to derecognize the loans from the condensed consolidated balance sheet.

In April 2016, we repurchased these loans at par. As the original transfers to the investor did not meet sale criteria for accounting purposes, the transactions in March 2016 were recorded as secured borrowings and the loans sold to the investor in March are included in loans at fair value on our condensed consolidated balance sheet as of March 31, 2016. In April 2016, we resold these loans at par to a different investor who was aware of the reason for the original repurchase.

In connection with this review, the Company concluded that, as of March 31, 2016, the Company’s internal control over financial reporting was ineffective due to a material weakness and, therefore, the Company’s disclosure controls and procedures were also ineffective. As a further part of this review, an additional independent advisor was retained. The advisor analyzed certain loan data elements from whole loans issued and sold during the second quarter of 2014 through the first quarter of 2016. Excluding the $3.0 million of loans noted above, the advisor observed that 99.99% of the remaining loans display either no changes or changes explained by the normal course of business. We have taken various control remediation steps, including termination or resignation of senior managers involved in these non-compliant loan sales, and intends to take additional control and other remediation steps in the coming months.

Scott Sanborn has agreed to continue in his role of President and has become acting Chief Executive Officer (CEO), assuming additional managerial responsibilities for the Company. In addition, director John C. (Hans) Morris has assumed the newly created role of Executive Chairman.

The board’s review also discovered that the investment parameters of one of the funds advised by LCA, specifically with respect to the allocation of 60-month loans held by the fund, was out of tolerance. Although the portfolio composition of the fund was disclosed monthly to the investors of the fund, it was not disclosed to our board.

The board review also noted that our former CEO and our Chief Financial Officer (CFO) had pledged some of their Company shares to secure personal loans from a third-party financial institution, which was not disclosed to the board during subsequent deliberations, prior to the discussion referred to below. In January 2016, the reduction in the Company’s share price forced them to refinance. In order to avoid selling shares, the former CEO requested

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

temporary financing, secured by real estate, from an entity related to a director of the Company. Separately, the former CEO then offered to lend an amount to the CFO to also permit her to refinance her loan. These temporary financing arrangements were discussed with the members of the Audit Committee. The officers obtained new financing from unrelated third parties within three weeks to pay off their temporary financing arrangements. In the opinion of the Company these lending arrangements were executed on normal market terms and, because the Company had no financial involvement in them, did not require approval under the Company’s policy on related-party transactions.

For more information about our material weakness and these control issues and proposed remediation steps, see “Item 4 – Controls and Procedures.”

Effectiveness of Scoring Models

Our ability to attract borrowers and investors to our marketplace is significantly dependent on our platform’s ability to effectively evaluate a borrower’s credit profile and likelihood of default. We evaluate our marketplace’s credit decisioning and scoring models on a regular basis and leverage the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate to continually improve the models. If we are unable to effectively evaluate borrowers’ credit worthiness, borrowers and investors may lose confidence in our marketplace. Additionally, our ability to effectively segment borrowers into relative risk profiles impacts our ability to offer attractive interest rates for borrowers as well as our ability to offer investors attractive risk-adjusted returns, both of which directly relate to our users’ confidence in our marketplace. Our marketplace’s credit decisioning and scoring models assign each loan offered on our marketplace a corresponding interest rate and origination fee. Our investors’ returns are a function of the assigned interest rates for each particular loan invested in less any defaults over the term of the applicable loan. We believe we have a history of effectively evaluating borrower’s credit worthiness and likelihood of defaults, as evidenced by the performance of various loan vintages facilitated through our marketplace. The following charts display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through March 31, 2016, by booking year, for all grades and 36 or 60 month terms of standard program loans for each of the years shown.

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
Y2016

Net Cumulative Lifetime Charge-off Rates All Loans - Term: 60 Grade: (All)
18.0%
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
% of Original Loan Balances
1 3 5 7 9 11 13 15 17 19 21 23 25 27 29 31 33 35 37 39 41 43 45 47 49 51 53 55 57 59
Months on Book
Y2010
Y2011
Y2012
Y2013
Y2014
Y2015
Y2016

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Product Innovation

We have made substantial investments and incur expenses to research and develop or otherwise acquire new financial products for borrowers and investors. Our revenue growth to date has been a function of, and our future success will depend in part on, successfully meeting borrower and investor demand with new and innovative loan and investment options. For investors, we have introduced automated investing, application programming interface (API), investment funds and separately managed accounts that make investing in loans easier. Failure to invest in and successfully develop and offer innovative products could adversely affect our operating results and we may not recoup the costs of new products.

Marketing Effectiveness and Strategic Relationships

We have dedicated significant resources to our marketing and brand advertising efforts and strategic relationships. Our marketing efforts are designed to build awareness of Lending Club and attract borrowers and investors to our marketplace. We use a diverse array of marketing channels and are constantly seeking to improve and optimize our experience both on- and offline to achieve efficiency and a high level of borrower and investor satisfaction. We also continue to invest in our strategic relationships to raise awareness of our platform and attract borrowers and investors to our marketplace. Our operating results and ability to sustain and grow loan volume will depend, in part, on our ability to continue to make effective investments in marketing and the effectiveness of our strategic relationships. As a result of our recent board review, it may be more difficult for us to attract additional strategic relationships.

From time to time, we may enter into strategic relationships that may impact whether certain standard program loans are made available for investing through our marketplace. For example, we have a strategic partnership relationship with a consortium of community banks for our marketplace to offer co-branded personal loans to the participating banks’ customers. As part of this partnership, each community bank is provided initial access to invest in loans sought by their own customers, which may include standard program loans. The customer loans that do not meet the community bank’s investment criteria are then made available for investment through the marketplace. All other loans will continue to be available on our marketplace and accessible on an equal basis and are originated by our issuing banks.

Regulatory Environment

The regulatory environment for credit and online marketplaces such as ours is complex, evolving and uncertain, creating both challenges and opportunities that could affect our financial performance. We and the loans made through our marketplace are subject to extensive and complex rules and regulations, licensing and examination by various federal, state and local government authorities designed to, among other things, protect borrowers (such as truth in lending, equal credit opportunity, fair credit reporting and fair debt collection practices) and investors. Our primary issuing bank, WebBank, is subject to oversight by the FDIC and the State of Utah. These authorities impose obligations and restrictions on our activities and the loans facilitated through our marketplace. For example, these rules limit the fees that may be assessed on the loans, require extensive disclosure to, and consents from, the borrowers and lenders, prohibit discrimination and unfair and deceptive acts or practices and may impose multiple qualification and licensing obligations on our activities.

We expect to continue to spend significant resources to comply with these and other federal and state laws and various licensing requirements. Our marketplace incorporates a number of automated features to help comply with these laws in an efficient and cost effective manner. While new laws and regulations or changes under existing laws and regulations could make facilitating loans or investment opportunities more difficult to achieve on acceptable terms, or at all, these events could also provide new product and market opportunities.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

In May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. The defendant petitioned the U.S. Supreme Court to review the decision and in March 2016, the Court invited the Solicitor General to file a brief expressing the views of the U.S. on the petition. The petition is currently pending. We are unable to predict whether the U.S. Supreme Court will review the decision and, if it does, what the outcome will be.

While we believe that our program is factually distinguishable from the case, we have revised our agreement with our primary issuing bank to further distinguish the operation of the program from the court’s analysis of the facts in Madden. Under the revised program structure, an additional component of the program fee arrangement was created. This additional program fee component is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Under this revised program structure the majority of the bank's revenue is therefore tied to the terms and performance of the loans. The bank also maintains an ongoing contractual relationship with borrowers, who may seek additional credit through the Lending Club program in the future.

We believe that this additional program fee could increase origination expense by approximately $1.0 million of additional expense for every $1.0 billion of originations facilitated by our platform.

While we are subject to the regulatory and enforcement authority of the Consumer Financial Protection Bureau (CFPB), as a facilitator, servicer or acquirer of consumer credit, the CFPB has recently announced that it intends to expand its supervisory authority, through the use of “larger participant rules,” to cover the markets for consumer installment loans and auto title loans. The CFPB is also considering whether rules to require registration of these or other non-depository lenders would facilitate supervision. The CFPB has not announced specifics regarding its proposed rulemaking and, consequently, there continues to be uncertainty as to how the CFPB’s strategies and priorities, including any final rules, will impact our businesses and our results of operations going forward.

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

On May 10, 2016, the U.S. Treasury Department released a white paper on the online marketplace lending industry to continue the work initiated by the RFI. The white paper includes several recommendations to the federal government and private sector participants to encourage safe growth and access to credit. We cannot predict whether any legislation or proposed rulemaking will actually be introduced or how any legislation or rulemaking will impact our business and results of operations going forward.

In December 2015, the California Department of Business Oversight (DBO) sent an online survey to fourteen marketplace lenders, including us, requesting information about our business model, online platform, loan performance and investor funding process. In May 2016, the DBO requested additional information from us and other survey participants.

While we are subject to the regulatory and enforcement authority of the Consumer Financial Protection Bureau (CFPB), as a facilitator, servicer or acquirer of consumer credit, the CFPB has recently announced that it intends to expand its supervisory authority, through the use of “larger participant rules,” to cover larger marketplace lenders,

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

non-bank installment lenders and auto title lenders. The CFPB has not announced specifics regarding its proposed rulemaking and, consequently, there continues to be uncertainty as to how the CFPB’s strategies and priorities, including any final rules, will impact our businesses and our results of operations going forward.

In addition, as a result of events surrounding the announced review by the sub-committee of our board of directors and the resignation of our CEO, we have received inquiries from governmental entities, and we expect to cooperate fully. Responding to inquiries of this nature are costly and time consuming, can generate negative publicity, and could have a material and adverse effect on our business.

Current Economic and Business Environment

Lending Club monitors a variety of economic, credit and competitive indicators so that borrowers can benefit from meaningful savings compared to alternatives, and investors can continue to find attractive risk-adjusted returns compared to other fixed income investments or investment alternatives. In the first quarter of 2016, we observed mixed economic data, including low first quarter U.S. GDP growth, which caused us to remain cautious in our overall credit performance outlook.

Our marketplace has a number of levers at its disposal to adjust to changing market conditions, including the ability to quickly adapt underwriting models and dynamically increase or decrease pricing to provide an appropriate level of loss coverage to investors. Although we have not observed a broad-based degradation of credit quality for loans facilitated on our platform, we have identified and adjusted for pockets of underperformance in the higher risk segments.

In response to our observation of underperforming pockets, and taking into account a cautious economic outlook from our platform investors and ourselves, platform interest rates were raised by an average of 32 basis points in January 2016 and again in April 2016 by a weighted average total of 23 basis points, primarily in more economically sensitive loan grades D through G. We also eliminated an underperforming population from the platform's credit policy that was mainly characterized by high indebtedness, an increased propensity to accumulate debt and lower credit scores, and accounted for slightly less than 5% of loan volume on an annualized basis. This tightening of the platform credit policy included approximately 15% of underperforming segments in loans grades D through G. These changes were made mostly to provide more loss coverage to investors in the event of a possible slowdown in the economy and address updated loss forecasts in pockets of the credit spectrum.

In addition to the increased interest rates, the origination fee paid by borrowers was also increased. These combined rates and fee increases may negatively impact the volume of loans facilitated through our marketplace.

Subsequent to the review of the sub-committee of the board of directors as discussed above, on May 6, 2016, the board of directors accepted the resignation of Renaud Laplanche, our Chairman and CEO.

As a result of the circumstances surrounding the loan sales noted above, a number of investors that, in the aggregate, have contributed a significant amount of funding on the platform, have paused their investments in loans through the platform as they perform audit and validation tests on their portfolios, or are otherwise reluctant to invest. The slowdown in investment capital resulting from this pause has had a corresponding effect on loan applications that we can make available on our platform for investment and, therefore, originations through the platform. If the investors' actions continue, they may have a material impact on our available cash to the extent we use capital to invest in loans, and on our business and results of operations; however, it is too early to determine whether this trend will continue or what impact it may have on our business, results of operations, financial condition or our stockholders. It is possible that these investors may not return to our platform. We meet with current proposed platform investors in order to increase the amount of capital committed to the platform. We may

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

enter into agreements with large institutional investors in order to increase the amount of available capital through the platform.

We are actively exploring ways to restore investor confidence in our platform and obtain additional investment capital for the platform loans. These efforts may take a number of different structures and terms; including equity or debt transactions, alternative fee arrangements or other inducements including equity. These structures may enable us or third-parties to purchase loans through the platform. There is no assurance that we will be able to enter into any of these transactions, or if we do, that the final terms will be beneficial to us. If our attempts to secure additional investor capital to meet platform origination volume are not successful, we likely may need to use a greater amount of our own capital to purchase loans on our platform compared to prior periods, particularly in light of regulatory commitments to fund loans solicited by direct mail and other contractual purchase obligations. We also may need to reduce our platform's origination volume. These actions likely will have material adverse impacts on our business, financial condition (including our liquidity), results of operations and ability to sustain and grow loan volume.

Key Operating and Financial Metrics

We regularly review a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended March 31,
	2016	2015
Loan originations	$2,750,033	$1,635,090
Operating revenue(1)	$151,265	$81,045
Contribution(2)(3)	$68,142	$36,488
Contribution margin(2)(3)	45.0%	45.0%
Adjusted EBITDA(2)	$25,228	$10,646
Adjusted EBITDA margin(2)	16.7%	13.1%
Net income (loss)	$4,137	$(6,374)

(1)	See “Factors That Can Affect Revenue” for more information regarding operating revenue.

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

Loan Originations

We believe originations are a key indicator of the adoption rate of our marketplace, growth of our brand, scale of our business, strength of our network effect, economic competitiveness of our products and future growth. Loan originations have grown significantly over time due to increased awareness of our brand, our high borrower and investor satisfaction ratings, the effectiveness of our borrower acquisition channels, a strong track record of loan performance and the expansion of our capital resources. Factors that could affect loan originations include investor confidence in our platform and internal processes, the amount of our capital available to invest in loans, interest rate and economic environment; the competitiveness of our products, primarily based on our platform's rates and fees; the success of our operational efforts to balance investor and borrower demand; any limitations on the ability of our issuing banks to originate loans; our ability to develop new products or enhance existing products for borrowers and

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

investors; the success of our sales and marketing initiatives and the success of borrower and investor acquisition and retention.

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

Contribution is a non-GAAP financial measure that we calculate as net income (loss), excluding net interest (income) expense and other adjustments, general and administrative expense, stock-based compensation expense and income tax expense (benefit). Contribution margin is a non-GAAP financial measure calculated by dividing contribution by total operating revenue. Contribution and contribution margin are measures of product profitability used by our management and board of directors to understand and evaluate our core operating performance and trends. Factors that affect our contribution and contribution margin include revenue mix, variable marketing expenses and origination and servicing expenses.

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding net interest (income) expense and other adjustments, acquisition and related expense, depreciation expense, amortization of intangible assets, stock-based compensation expense and income tax expense (benefit). Adjusted EBITDA margin is a non-GAAP financial measure calculated as adjusted EBITDA divided by total operating revenue. Adjusted EBITDA is a measure used by our management and board of directors to understand and evaluate our core operating performance and trends.

In the five business days since the announcement of the internal board review described above, a number of investors have paused investing through the platform. It is too early to determine whether the investors' actions will continue or what impact they may have on our business. If these actions continue, and we are unable to appropriately manage associated expenses, our contribution margin and adjusted EBITDA could be adversely affected.

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

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Reconciliations of Non-GAAP Financial Measures

The following table presents a reconciliation of net income (loss) to contribution for each of the periods indicated:

	Three Months Ended March 31,
Reconciliation of Net Income (Loss) to Contribution:	2016	2015
Net income (loss)	$4,137	$(6,374)
Net interest income and fair value adjustments	(1,029)	(187)
Engineering and product development expense(1)	24,198	13,898
Other general and administrative expense(1)	38,035	26,410
Stock-based compensation expense(1)(2)	2,650	2,114
Income tax expense	151	627
Contribution(1)	$68,142	$36,488
Total operating revenue	$151,265	$81,045
Contribution margin(1)	45.0%	45.0%

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of Operations – Operating Expenses” for additional information.

(2)	Contribution also excludes stock-based compensation expense included in the sales and marketing and origination and servicing expense categories, as follows:

	Three Months Ended March 31,
	2016	2015(1)
Sales and marketing	$1,904	$1,508
Origination and servicing	746	606
Total	$2,650	$2,114

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
Reconciliation of Net Income (Loss) to Adjusted EBITDA:	2016	2015
Net income (loss)	$4,137	$(6,374)
Net interest income and fair value adjustments	(1,029)	(187)
Acquisition and related expense	293	294
Depreciation expense:
Engineering and product development	4,493	2,744
Other general and administrative	906	404
Amortization of intangible assets	1,256	1,545
Stock-based compensation expense	15,021	11,593
Income tax expense	151	627
Adjusted EBITDA	$25,228	$10,646
Total operating revenue	$151,265	$81,045
Adjusted EBITDA margin	16.7%	13.1%

Factors That Can Affect Revenue

As a marketplace, we work toward matching supply and demand while also growing originations and correspondingly revenue at a pace commensurate with proper planning, risk management, user experience, and operational controls that work to optimize the quality of the customer experience, customer satisfaction and long term growth.

The interplay of the volume, timing and quality of loan applications, investment appetite, investor confidence in our data, controls and processes and available investment capital from investors, platform loan processing and originations, and the subsequent performance of loans, which directly impacts our servicing fees, can affect our revenue in any particular period. These drivers collectively result in transaction, servicing or management fees earned by us related to these transactions and their future performance. As these drivers can be affected by a variety of factors, both in and out of our control, revenues may fluctuate from period to period. Factors that can affect these drivers and ultimately revenue and its timing include: market confidence in our data, controls, and processes, announcements of governmental inquiries or private litigation, the mix of loans, cost, availability or the timing of the deployment of investment capital by investors, the availability and amount of new capital from pooled investment vehicles and managed accounts that typically deploy their capital at the start of a period, the amount of purchase limitations we can impose on larger investors as a way to maintain investor balance and fairness, the attractiveness of alternative opportunities for borrowers or investors, the responsiveness of applicants to our marketing efforts, expenditures on marketing initiatives in a period, the sufficiency of operational staff to process any manual portion of the loan applications in a timely manner, the responsiveness of borrowers to satisfy additional income or employment verification requirements related to their application, borrower withdrawal rates, the percentage distribution of loans between the whole and fractional loan platforms, platform system performance, and other factors. In addition, there may be some seasonality in demand for lending, which is generally lower in the first and fourth quarters.

Given these factors, at any point in time, we have loan applications in various stages from initial application through issuance. Depending upon the timing and impact of these factors, loans may not be issued by our issuing bank in the same period in which the corresponding application was originally made resulting in a portion of that

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

subsequent period’s revenue being earned from loan applications that were initiated in the immediately prior period. Consistent with our revenue recognition accounting policy under GAAP, we do not recognize the associated transaction fee revenue with a loan until the loan is issued by our issuing banks and the proceeds are delivered to the borrower.

Results of Operations

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2016	2015	Change ($)	Change (%)
Operating revenues:
Transaction fees	$124,508	$72,482	$52,026	72%
Servicing fees	16,942	5,392	11,550	214%
Management fees	3,545	2,215	1,330	60%
Other revenue	6,270	956	5,314	N/M
Total operating revenue	151,265	81,045	70,220	87%
Net interest income and fair value adjustments	1,029	187	842	N/M
Total net revenue	152,294	81,232	71,062	87%
Operating expenses (1)(2):
Sales and marketing	66,575	34,470	32,105	93%
Origination and servicing	19,198	12,201	6,997	57%
Engineering and product development	24,198	13,898	10,300	74%
Other general and administrative	38,035	26,410	11,625	44%
Total operating expenses	148,006	86,979	61,027	70%
Income (loss) before income tax expense	4,288	(5,747)	10,035	175%
Income tax expense	151	627	(476)	(76)%
Net income (loss)	$4,137	$(6,374)	$10,511	165%

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of
Operations – Operating Expenses” for additional information.
(2)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2016	2015	Change ($)	Change (%)
Sales and marketing	$1,904	$1,508	$396	26%
Origination and servicing	746	606	140	23%
Engineering and product development	3,723	1,798	1,925	107%
Other general and administrative	8,648	7,681	967	13%
Total stock-based compensation expense	$15,021	$11,593	$3,428	30%
N/M - Not meaningful.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

	Three Months Ended March 31,
	2016	2015	Change ($)	Change (%)
Transaction fees	$124,508	$72,482	$52,026	72%
Servicing fees	16,942	5,392	11,550	N/M
Management fees	3,545	2,215	1,330	60%
Other revenue	6,270	956	5,314	N/M
Total operating revenue	151,265	81,045	70,220	87%
Net interest income and fair value adjustments	1,029	187	842	N/M
Total net revenue	$152,294	$81,232	$71,062	87%
N/M - Not meaningful.

Our primary sources of revenue consist of fees received for transactions through or related to our marketplace and include transaction, servicing and management fees.

Transaction Fees: Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform through our marketplace's role in facilitating loan originations. The amount of these fees is based upon the terms of the loan, including grade, rate, term and other factors. As of March 31, 2016, these fees ranged from 1% to 7% of the initial principal amount of a loan. In addition, for education and patient finance loans, transaction fees may exceed 7% as they include fees earned from issuing banks and service providers.

Transaction fees were $124.5 million and $72.5 million for the first quarters of 2016 and 2015, respectively, an increase of 72%. The increase was primarily due to an increase in loans facilitated through our marketplace from $1.6 billion for the first quarter of 2015 to approximately $2.8 billion for the first quarter of 2016, an increase of 68%. The average transaction fee as a percentage of the initial principal balance of the loan was 4.5% and 4.4% for the first quarters of 2016 and 2015, respectively.

In March 2016, we increased the transaction fee that we earn from our primary issuing bank partner for certain prime and near-prime C through G graded loans from 5% to 6%, B graded loans from 4% to 5%, and A graded loans by approximately 1% at each subgrade level for grades A2 to A5. These increases did not materially impact our transaction fee revenue in the first quarter of 2016. Depending upon the customer impact of these fee changes, these fees may be modified in order to maintain overall platform balance between borrowers and investors. If these pricing changes were to remain in effect, we would expect the fee increase to add approximately 55 basis points to our average transaction fee revenue as a percent of loan originations.

In April 2016, we recognized approximately $5.4 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the first quarter of 2016. In April 2015, we recognized approximately $9.5 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the first quarter of 2015.

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

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Servicing fee revenue increased during the first quarter of 2016 compared to the same period in 2015 due to increases in both the balances of whole loans sold and the loan balances that underlie the notes and certificates. Servicing fee revenue increased by approximately $4.0 million in the first quarter of 2016 due to an increase in our servicing asset valuation. This resulted from an increase in our expected cash flows from ancillary fees (collection and recovery fees) due to contractual servicing fee increases. We may begin to experience a decline in servicing fees if we are unable to reinvigorate investor interest in the platform to increase loan originations and the overall loan portfolio.

The following table provides the outstanding principal balance of loans that we serviced at the end of the periods indicated, by the method that the loans were financed (in millions):

	March 31, 2016	December 31, 2015
Notes	$1,732	$1,576
Certificates	3,177	3,105
Whole loans sold	5,269	4,289
Total	$10,178	$8,970

The table below illustrates the composition of servicing fees by source for each period presented:

	Three Months Ended March 31,
	2016	2015	Change (%)
Servicing fees related to whole loans sold	$9,500	$2,612	N/M
Note and certificate servicing fees	5,132	2,283	125%
Servicing fees before change in fair value of servicing assets and liabilities	14,632	4,895	199%
Change in fair value of servicing assets and liabilities, net	2,303	497	N/M
Total servicing fees	$16,935	$5,392	N/M

Management Fees: Investors in funds managed by LC Advisors, LLC (LCA), pay a monthly management fee based on the month-end balance of their assets under management, ranging from 0.7% to 1.5% per annum. LCA does not earn any carried interest from the investment funds. For managed account certificate holders, LCA earns a management fee of up to 1.2% per annum of the month-end balance of their assets under management. Any of these fees may be waived or reduced at the discretion of LCA. To the extent we experience a significant decline in assets under management, our revenue will decline.

Management fees were $3.5 million and $2.2 million for the first quarters of 2016 and 2015, respectively, an increase of 60%. The increase in management fees was due primarily to an increase in the total assets under management and outstanding certificate balances.

Other Revenue: Other revenue primarily consists of gains and losses on sales of whole loans and referral revenue. In connection with whole loan sales, in addition to the transaction and servicing fees earned with respect to the corresponding loan, we recognize a gain or loss on the sale of that loan based on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee (loans are sold at par). Referral revenue consists of fees earned from third-party companies when customers referred by us complete specified actions with a third-party company. The specified actions range from clicking on a link to visit a third-party website

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

to obtaining a loan from third-party companies. To the extent we experience a significant decline in assets under management, our revenue will decline.

The table below illustrates the composition of other revenue for each period presented:

	Three Months Ended March 31,
	2016	2015	Change (%)
Gain on sales of loans	$4,794	$95	N/M
Referral revenue	$1,532	$848	81%
Other	39	13	N/M
Other revenue	$6,365	$956	N/M

Other revenue was $6.3 million and $1.0 million for the first quarters of 2016 and 2015, respectively. The increase was primarily due to gains on sales of whole loans resulting from an increase in the volume of loans sold and increases in referral revenue.

Net Interest Income and Fair Value Adjustments

	Three Months Ended March 31,
	2016	2015
Net interest income	$1,196	$192
Net fair value adjustments	(167)	(5)
Net interest income and fair value adjustments	$1,029	$187

We do not assume principal or interest rate risk on loans facilitated through our marketplace because loan balances, interest rates and maturities are matched and offset by an equal balance of notes or certificates with the exact same interest rates and maturities. We only make principal and interest payments on notes and certificates to the extent that we receive borrower payments on corresponding loans. As a servicer, we are only required to deliver borrower payments to the extent that we actually receive them. As a result, on our statement of operations for any period and balance sheet as of any date, (i) interest income on loans corresponds to the interest expense on notes and certificates and (ii) loan balances correspond to note and certificate balances with variations resulting from timing differences between the crediting of principal and interest payments on loans and the disbursement of those payments to note and certificate holders. Interest income on loans the Company purchased is recorded in the condensed consolidated statement of operations without corresponding interest expense. At March 31, 2016, we had $23.8 million of loans that the Company had purchased, which included $15.1 million recorded as secured borrowings. We did not purchase any material loan balances at March 31, 2015. See “Part I – Financial Information – Item 1 – Financial Statements – Note 12 – Secured Borrowings” for additional information. In the first quarters of 2016 and 2015, interest on such loans we purchased was immaterial.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Additionally, interest income includes interest income earned on cash and cash equivalents and the securities available for sale portfolio. Our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. The following table provides additional detail related to net interest income and fair value adjustments:

	Three Months Ended March 31,
	2016	2015	Change ($)	Change (%)
Interest income:
Loans	$176,644	$113,292	$63,352	56%
Securities available for sale	742	—	742	N/M
Cash and cash equivalents	493	180	313	174%
Total interest income	177,879	113,472	64,407	57%
Interest expense:
Notes and certificates	(176,683)	(113,280)	(63,403)	56%
Total interest expense	(176,683)	(113,280)	(63,403)	56%
Net interest income	$1,196	$192	$1,004	N/M
Average outstanding balances:
Loans	$4,858,954	$3,090,451	$1,768,503	57%
Notes and certificates	$4,876,021	$3,105,488	$1,770,533	57%
N/M - Not meaningful.

Interest income from loans was $176.6 million and $113.3 million for the first quarters of 2016 and 2015, respectively. The increase in interest income was primarily due to the increase in the outstanding balances of loans.

Interest expense for notes and certificates was $176.7 million and $113.3 million for the first quarters of 2016 and 2015, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of notes and certificates.

Fair Value Adjustments on Loans, Notes and Certificates: The changes in fair value of loans, notes and certificates are shown on our condensed consolidated statement of operations on a net basis. Due to the payment dependent feature of the notes and certificates, fair value adjustments on loans that are invested in by third-parties through the marketplace are offset by the fair value adjustments on the notes and certificates, resulting in no net effect on our earnings. Fair value adjustments on loans the Company purchases have an effect on earnings. In the first quarters of 2016 and 2015, fair value adjustments on such loans were immaterial. We estimate the fair value of loans and their related notes and certificates using a discounted cash flow valuation methodology that is described in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies” in the Annual Report.

The net fair value adjustments were immaterial for the first quarters of 2016 and 2015. The losses from fair value adjustments on loans were largely offset by the gains from fair value adjustments on notes and certificates due to the borrower payment dependent design of the notes and certificates and due to the principal balances of the loans being similar to the combined principal balances of the notes and certificates.

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

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

In the fourth quarter of 2015, we disaggregated the expense previously reported as “General and administrative” into “Engineering and product development” and “Other general and administrative” expense. Additionally, we reclassified certain operating expenses between “Sales and marketing,” “Origination and servicing,” “Engineering and product development” and “Other general and administrative” expense to align such classification and presentation with how we currently manage the operations and these expenses. These changes had no impact to “Total operating expenses.” Prior period amounts have been reclassified to conform to the current presentation. In light of the significant decrease in the trading price of our common stock in May 2016, we began offering retention packages and therefore our operating expenses may increase starting in the second quarter of 2016. In addition, we expect to incur significant legal and other expenses in connection with the inquiries and potential private litigation that may arise from the internal review of the sub-committee of the board of directors discussed above.

	Three Months Ended March 31,
	2016	2015(1)	Change ($)	Change (%)
Sales and marketing	$66,575	$34,470	$32,105	93%
Origination and servicing	19,198	12,201	$6,997	57%
Engineering and product development	24,198	13,898	$10,300	74%
Other general and administrative	38,035	26,410	$11,625	44%
Total operating expenses	$148,006	$86,979	$61,027	70%

(1)	Prior period amounts have been reclassified to conform to the current period presentation.

Sales and Marketing: Sales and marketing expense consists primarily of borrower and investor acquisition efforts including costs attributable to marketing and selling our products. This includes costs of building general brand awareness, and salaries, benefits and stock-based compensation expense related to our sales and marketing team.

Sales and marketing expense was $66.6 million and $34.5 million for the first quarters of 2016 and 2015, respectively, an increase of 93%. The increase was primarily due to a $28.7 million increase in variable marketing expenses that drove higher loan originations and a $2.3 million increase in personnel-related expenses associated with higher headcount levels.

Origination and Servicing: Origination and servicing expense consists of salaries, benefits and stock-based compensation expense and vendor costs attributable to activities that most directly relate to originating and servicing loans for borrowers and investors. These costs relate to the credit, collections, customer support and payment processing teams and related vendors.

Origination and servicing expense was $19.2 million and $12.2 million for the first quarters of 2016 and 2015, respectively, an increase of 57%. The increase was primarily due to a $3.3 million increase in consumer reporting agency and loan processing costs, both driven by higher loan originations and a higher outstanding balance of loans serviced and a $3.0 million increase in personnel-related expenses associated with higher headcount levels.

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

Engineering and product development expense was $24.2 million and $13.9 million for the first quarters of 2016 and 2015, respectively, an increase of 74%. The increase was primarily driven by investment in our platform and

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

product development, which included a $6.6 million increase in personnel-related expenses resulting from increased headcount, and a $2.8 million increase in equipment, software and depreciation expense.

We capitalized $9.7 million and $4.8 million in software development costs in the first quarters of 2016 and 2015, respectively.

Other General and Administrative: Other general and administrative expense consists primarily of salaries, benefits and stock-based compensation expense for our accounting, finance, legal, human resources and facilities teams, and professional services fees. Other general and administrative expense also includes facilities and compensation expenses related to the acquisition of Springstone.

Other general and administrative expense was $38.0 million and $26.4 million for the first quarters of 2016 and 2015, respectively, an increase of 44%. The increase was primarily due to a $6.9 million increase in salaries and stock-based compensation expense related to increased headcount as we continue to invest in infrastructure and support teams, as well as a $2.2 million increase in facilities expense as we continue to expand and build out our corporate headquarters in San Francisco to accommodate our growing headcount.

Income Taxes

For the first quarter of 2016 and 2015, we recorded income tax expense of $0.2 million and $0.6 million, respectively, primarily attributable to the recognition of a full valuation allowance against deferred tax assets as well as the amortization of tax deductible goodwill, which gave rise to an indefinite-lived deferred tax liability.

We continued to record a valuation allowance against the net deferred tax assets, excluding the deferred tax liability for indefinite-lived intangibles. As of March 31, 2016, the valuation allowance was $25.3 million. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient evidence may become available to allow us to conclude that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Liquidity and Capital Resources

Liquidity

The following table sets forth certain cash flow information for the periods presented:

	Three Months Ended March 31,
Condensed Cash Flow Information:	2016	2015
Net cash provided by operating activities	$9,941	$6,495

Cash flow used for loan investing activities (1)	(325,475)	(479,976)
Cash flow used for all other investing activities	(30,522)	1,276
Net cash used for investing activities	(355,997)	(478,700)

Cash flow provided by note/certificate, and secured borrowings financing (1)	322,212	483,543
Cash flow provided by all other financing activities	(15,845)	(6,993)
Net cash provided by financing activities	306,367	476,550
Net (decrease) increase in cash and cash equivalents	$(39,689)	$4,345

(1)
Cash flow used for loan investing activities includes the purchase of loans and repayment of loans facilitated through our marketplace. Cash flow provided by note/certificate and secured borrowings financing activities includes the issuance of notes and certificates to investors and the repayment of those notes and certificates. These amounts generally correspond and offset each other.

Our short-term liquidity needs generally relate to our working capital requirements. These liquidity needs are met through cash generated from the operations of facilitating loan originations. If the recent pause in investor funding on our platform, as described above, continues, cash generated from facilitating loan originations could decline, in which case we may need to use our cash on hand, which was $583.8 million at March 31, 2016, to meet our working capital needs. The Company additionally has $284.3 million of available for sale securities at March 31, 2016. As shown in the table above, the Company had positive operating cash flow for both the first quarters of 2016 and 2015, which has contributed to our liquidity resources. Generally, there has been no material impact on our liquidity position related to the purchase of loans in the first quarter of 2016; as such, loans generally were funded by proceeds from the issuance of corresponding notes and certificates, or such loans have been sold on the same day to whole loan investors.

As a result of recent events arising out of our board review noted above, we are actively exploring ways to restore investor confidence in our platform and obtain investment capital for the platform. See “Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment.”

Additionally, given the payment dependent structure of the notes and certificates, principal and interest payments on notes and certificates are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity. In the first quarter of 2016, we repurchased $3.8 million in loans. Subsequent to March 31, 2016, the Company repurchased $22.3 million of near-prime loans from a single institutional investor, of which $15.1 million were originally sold to the investor prior to March 31, 2016 and accounted for as secured borrowings at March 31, 2016. See “Item 4 – Controls and Procedures.”

Cash and cash equivalents are primarily held in institutional money market funds and interest-bearing deposit accounts at investment grade financial institutions. Cash and cash equivalents were $583.8 million and $623.5 million as of March 31, 2016 and December 31, 2015, respectively. Changes in the balance of cash and cash equivalents during the first quarter of 2016 were primarily a result of timing related to working capital requirements

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

or investments in or out of our securities available for sale portfolio and changes in restricted cash and other investments.

Restricted cash consists primarily of checking, money market and certificate of deposit accounts that are: (i) pledged to or held in escrow by the Company’s correspondent banks as security for transactions processed on or related to our platform or activities by certain investors; (ii) pledged through a credit support agreement with a certificate holder or (iii) investors’ funds transactions-in-process that have not yet been applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds. Restricted cash was $104.5 million and $80.7 million at March 31, 2016 and December 31, 2015, respectively. The increase is primarily attributable to additional transactions related to our platform or with certain investors.

In April 2015, we invested in securities classified as available for sale. The fair value of securities available for sale as of March 31, 2016 was $284.3 million. At March 31, 2016, these securities include corporate debt securities, asset-backed securities, U.S. agency securities, U.S. Treasury securities and other securities. All securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses. These securities provided $0.9 million of interest income for the first quarter of 2016. These securities continue to be available to meet liquidity needs.

Our available liquidity resources may also be provided by external sources. On December 17, 2015, we entered into a credit and guaranty agreement with several lenders for an aggregate $120 million secured revolving credit facility (Credit Facility). In connection with the credit agreement, we entered into a pledge and security agreement with Morgan Stanley Senior Funding, Inc., as collateral agent. Proceeds of loans made under the Credit Facility may be borrowed, repaid and reborrowed until December 17, 2020. Repayment of any outstanding proceeds are payable on December 17, 2020, but may be prepaid without penalty. We did not have any loans outstanding under the Credit Facility during the first quarter of 2016. See “Part I – Financial Information – Item 1 – Financial Statements – Note 13 – Debt” for additional information.

On February 9, 2016, our board of directors approved a share repurchase program under which we may repurchase up to $150 million of our common shares in open market or privately negotiated transactions in compliance with Securities and Exchange Act Rule 10b-18. This repurchase program is valid for one year and does not obligate the Company to acquire any particular amount of common stock, and may be suspended at any time at Lending Club’s discretion. During the first quarter of 2016, we repurchased 2,282,700 shares of our common stock for an aggregate purchase price of $19.5 million. See “Part I – Financial Information – Item 1 – Financial Statements – Note 14 – Employee Incentive and Retirement Plans” for additional information.

Historically, our overall business model has not been premised on using our balance sheet and assuming credit risk for loans facilitated by our marketplace. In order to support contractual obligations (Pool B loans and repurchase obligations), regulatory commitments (direct mail), short-term marketplace equilibrium, customer accommodations or other needs, we may use our capital on the platform from time to time on terms that are substantially similar to other investors. Additionally, we may use our capital to invest in loans associated with the testing or initial launch of new or alternative loan terms, programs or channels to establish a track record of performance prior to facilitating third-party investments in these loans.

In the five business days since the announcement of the internal board review described above, we have been actively exploring ways to restore investor confidence in our platform and obtain additional investment capital for the platform. These efforts may take a number of different structures and terms; including equity or debt transactions, alternative fee arrangements or other inducements including equity. These structures may enable us or third-parties to purchase loans though the platform. There is no assurance that we will be able to enter into any of these transactions, or if we do, what the final terms will be. If our attempts to secure additional investor capital to meet platform origination volume are not successful, we may need to use a greater amount of our own capital to

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

purchase loans on our platform compared to prior periods, particularly in light of regulatory commitments to purchase loans solicited by direct mail and other contractual purchase obligations. We also may need to reduce our platform’s origination volume. These actions may have adverse impacts on our business, financial condition (including our liquidity), results of operations and ability to sustain and grow loan volume. For a description of recent developments and their potential impact to our liquidity and capital resources, see “Current Economic and Business Environment” above.

We believe based on our projections and ability to reduce loan volume if needed, that our cash on hand, funds available from our line of credit, and our cash flow from operations is expected to be sufficient to meet our liquidity needs for the next twelve months.

Capital Resources

Capital expenditures were $10.5 million, or 6.9% of total net revenue, and $6.2 million, or 7.7% of total net revenue, for the first quarters of 2016 and 2015, respectively. Capital expenditures in 2016 are expected to be approximately $42 million, primarily related to growth in the business.

Off-Balance Sheet Arrangements

As of March 31, 2016, a total of $4.7 million in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026. There were no off-balance sheet arrangements for the quarter ended March 31, 2015.

Contingencies

The Company's contingencies as of March 31, 2016 are included in “Part I – Financial Information – Item 1 – Financial Statements – Note 16 – Commitments and Contingencies.”

Critical Accounting Policies and Estimates

Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first quarter of 2016, except as noted below.

Goodwill and Intangible Assets

Goodwill represents the fair value of acquired businesses in excess of the aggregate fair value of the identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Our annual impairment testing date is April 1. Impairment exists whenever the carrying value of goodwill exceeds its implied fair value. Adverse changes in impairment indicators such as loss of key personnel, increase regulatory oversight, or unplanned changes in our operations could result in impairment. We did not recognize any goodwill impairment for the three months ended March 31, 2016 or 2015.

We can elect to qualitatively assess goodwill, for impairment if it is more likely than not that the fair value of a reporting unit (generally defined as a component of a business for which financial information is available and reviewed regularly by management) exceeds its carrying value. A qualitative assessment may consider macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital or company-specific factors, such as market capitalization in excess of net assets, trends in revenue generating activities and merger or acquisition activity.

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

Between annual goodwill impairment testing dates, the Company is required to evaluate qualitative and quantitative factors to determine whether it is more likely than not that the fair value of its goodwill reporting unit is more than its carrying value. These factors may include loss of key personnel, increased regulatory oversight, unplanned changes in our operations, macroeconomic and other industry-specific factors such as trends in short-term and long-term interest rates and the ability to access capital or company-specific factors such as market capitalization in excess of net assets, trends in revenue generating activities and merger or acquisition activity. As of March 31, 2016, after weighing all the negative and positive available evidence, the Company concluded that it was more likely than not that the fair value of its reporting unit exceeded the carrying value. Therefore, the Company did not record a goodwill impairment charge during the first quarter of 2016.

Subsequent to March 31, 2016, the Company announced that the board of directors accepted the resignation of Renaud Laplanche as CEO and Chairman. The Company considers loss of key personnel to be an adverse indicator of potential goodwill impairment. The loss of the services of our executive officers or members of our senior management team, and the process to replace any of them, would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. In addition, the Company may be subject to litigation related to the events surrounding the resignation of Mr. Laplanche. Moreover, the Company has received a subpoena from the DOJ, and has contacted the SEC, and intends to cooperate fully with them. These occurrences could result in adverse publicity and adversely affect the Company’s brand. As a result, we could record goodwill impairment expense upon completion of the annual goodwill impairment test in the second quarter of 2016.

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

Consolidation of Variable Interest Entities

A variable interest entity (VIE) is a legal entity that does not have sufficient equity at risk to finance its own operations, whose equity holders do not have the power to direct the activities most significantly affecting the economic outcome of those activities, or whose equity holders do not share proportionately in the losses or receive the residual returns of the entity. The determination of whether an entity is a VIE requires a significant amount of judgment. When we have a controlling financial interest in a VIE, it must consolidate the results of the VIE’s operations into its condensed consolidated financial statements. A controlling financial interest exists if we have both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance (power) and the obligation to absorb losses or receive benefits that could be potentially significant to the VIE (economics).

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

LC Trust I

We have determined that LC Trust I (the Trust) is a VIE and that we have a controlling financial interest in the Trust and therefore we must consolidate the Trust in our condensed consolidated financial statements. We established the Trust in February 2011 and funded it with a nominal residual investment. We are the only residual investor in the Trust. The purpose of the Trust is to acquire and hold loans for the benefit of investors who have invested in certificates issued by the Trust. The Trust conducts no other business other than purchasing and retaining loans or portions thereof for the benefit of the investment funds and their underlying limited partners. The Trust holds loans, none of which are financed by us. The cash flows from the loans held by the Trust are used to repay obligations under the certificates. The Trust’s assets and liabilities were reflected in the consolidated financial statements at March 31, 2016 and December 31, 2015.

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

Our capital contributions, which are the only equity investments in the Trust, are insufficient to allow the Trust to finance the purchase of a significant amount of loans without the issuance of certificates to investors. Therefore, the Trust’s capitalization level qualifies the Trust as a VIE. We have a financial interest in the Trust because of our right to returns related to servicing fee revenue from the Trust, our right to reimbursement for expenses, and our obligation to repurchase loans from the Trust in certain instances. Additionally, we perform or direct activities that significantly affect the Trust’s economic performance through or by (i) operation of the platform that enables borrowers to apply for loans purchased by the Trust; (ii) credit underwriting and servicing of loans purchased by the Trust; (iii) LCA's selection of the loans that are purchased by the Trust on behalf of advised Certificate holders; and (iv) LCA’s role to source investors that ultimately purchase limited partnership interests in a fund or
Certificates, both of which supply the funds for the Trust to purchase loans. Collectively, the activities described above allow us to fund more loans than would be the case without the existence of the Trust, to collect the related loan transaction fees and for LCA to collect the management fees on the investors’ capital used to purchase certificates. Accordingly, we are deemed to have power to direct activities most significant to the Trust and economic interest in the activities because of loan funding and transaction and management fees. Therefore, we concluded that we are the primary beneficiary of the Trust and consolidated the Trust’s operations in our condensed consolidated financial statements.

Investment In Cirrix Capital

On April 1, 2016, the Company closed its $10.0 million investment, for an ownership interest of approximately 15%, in Cirrix Capital (Investment Fund), a holding company to a family of funds that purchases loans and interests in loans from the Company. Per the partnership agreement, the family of funds can invest up to 20% of their assets outside of whole loans and interests in whole loans facilitated by the Company. At March 31, 2016, 100% of the family of funds' assets were comprised of whole loans and interests in loans facilitated by Lending Club's platform. The Company's former Chief Executive Officer (former CEO) and a board member (together, Related Party Investors) also have limited partnership interests in the Investment Fund that resulted in an aggregate ownership of approximately 31% in the Investment Fund at April 1, 2016 by the Related Party Investors and the Company.

The Company's investment is deemed to be a variable interest in the Investment Fund because the limited partnership interest shares in the expected returns and losses of the Investment Fund. The expected returns and losses of the Investment Fund result from the net returns of the family of funds owned by the Investment Fund,

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

which are derived from interest income earned from loans and interests in whole loans that are purchased by the Investment Fund and were facilitated by the Company. Additionally, the Investment Fund is considered a VIE. The Company is not the primary beneficiary of the Investment Fund because the Company does not have the power to direct the activities that most significantly affect the Investment Fund’s economic performance. As a result, the Company does not consolidate the operations of the Investment Fund in financial statements of the Company. The Company accounts for this investment under the equity method of accounting, which approximates its maximum exposure to loss as a result of its involvement in the Investment Fund. At March 31, 2016, the Company had subscribed to invest $10.0 million in the Investment Fund, which was recorded in other assets in the condensed consolidated balance sheet.

Separately, the Company is subject to a credit support agreement that requires it to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the interests in whole loans that are in excess of a specified, aggregate net loss threshold. The Related Party Investors and the Company are excluded from receiving any direct benefits, if provided, from this credit support agreement. As of March 31, 2016, the Company has not been required to nor does it anticipate recording losses under this agreement. In conjunction with the Company's determination that the Company has a variable interest in a VIE, the Investment Fund, we are required to disclose the Company's maximum exposure to loss under this credit support agreement, which was $39.0 million and $34.4 million at March 31, 2016 and December 31, 2015, respectively, and assumes all loans covered by this credit support agreement default.

The Investment Fund passes along credit risk to the limited partners. The Company did not design the Investment Fund’s investment strategy and cannot require the Investment Fund to purchase loans. Additionally, the Company reviewed whether it collectively, with the Related Party Investors, had power to control the Investment Fund and concluded that it did not based on the unilateral ability of the general partner to exercise power over the limited partnership and the inability of the limited partners to remove the general partner. See “Note 18 – Related Party Transactions” for additional information.

LCA Managed or Advised Private Funds

In conjunction with the adoption of a new accounting standard that amends accounting for consolidations effective January 1, 2016, we reviewed our relationship with the private funds managed or advised by LCA and concluded that we do not have a variable interest in the private funds. As of March 31, 2016, we do not hold any investments in the private funds. Certain of our related parties have investments in the private funds, as discussed in “Part I – Financial Information – Item 1 – Financial Statements – Note 18– Related Party Transactions.” We charge the limited partners in the private funds a management fee based on their account balance at month end for services performed as the general manager, including fund administration, and audit, accounting and tax preparation services. Accordingly, our fee arrangements contain only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. These fees are solely compensation for services provided and are commensurate with the level of effort required to provide those services. We do not have any other interests in the private funds and therefore we do not have a variable interest in the private funds.

Management regularly reviews and reconsiders its previous conclusion regarding whether it holds variable interest in potential VIEs, the status of an entity as a VIE, and whether we are required to consolidate such VIEs in the condensed consolidated financial statements.

There have been no other significant changes to these critical accounting policies and estimates during the first quarter of 2016.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Servicing Rights

As a result of the nature of servicing rights on the sale of loans, the Company is a variable interest holder in certain entities that purchase these loans. For all of these entities the Company either does not have the power to direct the activities that most significantly affect the VIE's economic performance or it does not have a potentially significant economic interest in the VIE. In no case is the Company the primary beneficiary and as a result none of these entities are consolidated on our consolidated financial statements.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices or interest rates.

We generally do not assume principal or interest rate risk on loans funded through our marketplace because loan balances, interest rates and maturities of loans are matched and offset by an equal balance of notes and certificates with the exact same interest rates and maturities. Accordingly, we believe that we do not have any material exposure to changes in the net fair value of these combined loan, note and certificate portfolios as a result of changes in interest rates. For loans that are not invested through our marketplace, but are invested in by the Company, the Company has exposure to interest rate risk. At March 31, 2016, the Company had purchased $23.8 million of loans, which included $15.1 million accounted for as secured borrowings. See “Part I – Financial Information – Item 1 – Financial Statements – Note 12 – Secured Borrowings” for additional information. We do not believe the interest rate risk associated with these loans held as of March 31, 2016 is material. We will experience increased exposure to interest rate risk if we increase the amount of our capital used to invest in loans given the halting of investment by platform investors based upon the outcome of the review described above. See “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment” and “Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity.” We do not hold or issue financial instruments for trading purposes.

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

We had cash and cash equivalents of $583.8 million as of March 31, 2016. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions and institutional money market funds, which are short-term. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will modestly increase the interest income earned on these cash balances.

Interest Rate Sensitivity

The Company holds securities available for sale. At March 31, 2016, the fair value of our securities available for sale portfolio was $284.3 million, consisting of corporate debt securities, asset-backed securities, U.S. agency securities, U.S. Treasury securities and other securities. To mitigate the risk of loss, our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, the Company limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on our securities available for sale and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $2.2 million in the fair value of our securities available for sale as of March 31, 2016. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $2.1 million in the fair value of our securities available for sale as of March 31, 2016. Any realized gains or losses resulting from such interest rate changes would only be recorded if we sold the securities prior to maturity and the securities were not considered other-than-temporarily impaired.

LENDINGCLUB CORPORATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of the Company’s acting Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s acting CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

During the second quarter of 2016, we identified a material weakness in our internal control over financial reporting, as described further in “Changes in Internal Control Over Financial Reporting” below. As a result of the circumstances giving rise to the material weakness described below, and in connection with the board review of specific near-prime loan sales to an investor and other compliance matters described elsewhere herein, the Company's acting CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective at a level that provides reasonable assurance that the objectives of disclosure controls and procedures were met as of March 31, 2016.

The identified material weakness is the result of the aggregation of control deficiencies related to the Company’s “tone at the top,” which manifested in three primary areas described further below. In addition, the Company has concluded that the material weakness identified as of March 31, 2016 also existed at the end of 2015 and therefore that its disclosure controls and procedures were ineffective and not operating at the reasonable assurance level as of December 31, 2015. As described below, the Company intends to amend its Annual Report on Form 10-K for the year ended December 31, 2015 solely for the purpose of amending management's assessment of internal control over financial reporting. This amendment has no impact on the financial statements included therein. See also “Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Board Review.”

Changes in Internal Control Over Financial Reporting

During the second quarter of 2016, and in connection with a board review, with the assistance of independent outside counsel and other advisors, regarding specific near-prime loan sales and other compliance matters described elsewhere herein, we identified a material weakness in our internal control over financial reporting. As a result, the Company has concluded that, as of March 31, 2016, the Company's internal control over financial reporting was ineffective. See “Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Board Review.” In addition, the Company has concluded that the deficiencies aggregating to this material weakness existed at the end of 2015 and therefore that its internal control over financial reporting was ineffective as of December 31, 2015. The Company intends to amend its Annual Report on Form 10-K for the year ended December 31, 2015 accordingly.

The material weakness identified as of March 31, 2016, relates to the aggregation of control deficiencies in the Company's "tone at the top" and manifested in three primary areas described further below. The control environment, which includes the Company’s Code of Conduct and Ethics Policy, is the responsibility of senior management, and sets the tone of our organization, influences the control consciousness of employees, and is the foundation for the other components of internal control over financial reporting. Although each area described below involved its own deficiencies, a significant contributing factor to all of the deficiencies aggregating to a material weakness was the Company’s lack of an appropriate tone at the top set by certain members of senior management. The Company took immediate and significant steps to address this material weakness through the resignation or termination of certain senior managers, the resignation of the Company’s CEO, and the appointment

LENDINGCLUB CORPORATION

of an acting CEO and an Executive Chairman. The Company believes that making these changes was a critical step toward addressing the tone at the top concerns that contributed to the material weakness it has identified.

In particular, the material weakness relates to a lack of sufficient controls that allowed the following:

•
Sales of near-prime loans: During March and April of 2016, the Company effected sales of $22.3 million of near-prime loans in private transactions with an institutional investor that certain senior managers of the Company apparently were aware were not compliant with a specific non-credit, non-pricing requirement of the investor. In one case, involving approximately $3.0 million in loans, an application date was changed in a live Company database in an attempt to appear to meet the investor's requirement, and the balance of the loans was sold in direct contravention of the investor's direction. Employees involved in directing the sales of the near-prime loans that did not meet the investor's non-credit, non-pricing requirement were terminated or have resigned their positions.

Management determined that the Company’s control deficiencies resulting from the Company’s “tone at the top” permitted the circumvention of controls designed to ensure that investor portfolios are reviewed for adherence, and do adhere, to the investor’s instructions. Additionally, management determined that incremental to existing change management processes, the Company had not designed and implemented an additional level of review and approval for live database changes that impact high risk fields to provide reasonable assurance that all loans allocated comply with investor instructions.

•
Review of related party transactions: The Board did not have the information required to review and approve or disapprove investments made by its former CEO in 2015 and 2016, and a member of its board of directors in 2015, in a holding company for a family of funds (Cirrix Capital, L.P.) that purchases loans and interests in loans from the Company in accordance with Company policies, including the Code of Conduct and Ethics. Although the Company was aware of these investments before they were made, the investments were not reported by the Company or by the respective investors to the board's audit committee or risk committee. In addition, the investments were not listed in questionnaires designed to identify such related party investments and provided to the Company by the former CEO and board member.

As a result, relevant information was not provided to the financial accounting and reporting function on a timely basis. This could have caused - but in this case did not cause - a failure to ensure that appropriate financial reporting of the transactions was made in all material respects in a timely manner. In addition, in March 2016 the risk committee approved an investment by the Company in Cirrix Capital, L.P. without all committee members being aware of the prior investments by the former CEO and the board member.

As a result of control deficiencies in the Company's "tone at the top," management determined that the Company's controls were not effective to ensure that information about related party investments known by certain members of management was adequately conveyed to other members of management and, ultimately, to the relevant committees of the board, including the audit and risk committees, on a timely basis. In addition, management determined that the Company’s process to identify related party investments may not have been adequately designed to ensure that such investments were appropriately reported.

•
Lack of transparent communication and appropriate oversight of investor contract amendments: In 2015 and more extensively during the first quarter of 2016, the Company entered into contract amendments with platform investors, related to existing business arrangements. The Company failed in a number of cases to appropriately document or obtain authorizations of these amendments, assess the impact such amendments could have on pre-existing agreements and to communicate these amendments to the appropriate departments. As a result, the Company’s accounting function was not always made aware of these amendments on a timely basis in order to enable it to assess the extent of any corresponding financial impacts or disclosure requirements in a timely manner.

LENDINGCLUB CORPORATION

Certain contract amendments were executed without transparent communication and appropriate oversight, reflecting the deficiencies in tone at the top. Specifically, management had not implemented existing controls over contract governance to include governance of investor contract amendments. Management determined that the Company had detective controls in place to identify amendments to contracts and to govern the documentation, authorization, communication and monitoring of investor agreements and contract amendments. However, management determined that, as a result of a design deficiency, the Company lacked key preventative controls designed to ensure that these processes and procedures were consistently followed for amendments to contracts.

While the material weakness described herein creates a reasonable possibility that an error in financial reporting may go undetected, after review and the performance of additional analysis and other procedures, no material adjustments, restatement or other revisions to our previously issued financial statements were required.

We have begun implementing various changes in our internal control over financial reporting to remediate the weakness described above. As noted above, certain senior managers involved in the sales of the near-prime loans that did not meet the investor’s non-credit, non-pricing requirement were terminated or resigned. We also hired an outside consulting firm to support our data change management processes. As a further part of this review, the board retained an additional independent advisor who has reviewed application data for all other whole loans applied for in the first quarter of 2016 and has confirmed the accuracy of such data on the Company’s systems, for all data other than the non-credit, non-pricing element that was changed as to $3.0 million of near-prime loans to a single investor described above.

In addition, incremental to our existing controls, we have begun to institute additional change management controls designed to add an additional level of review and approval for live database changes that impact high risk fields prior to the change being made. We are also in the process of clarifying various questionnaires we circulate to directors, officers and key executives to request information on their investments and other related party transactions, and we are implementing controls designed to ensure that information received by certain functions in the Company with respect to related party transactions is conveyed to the appropriate directors and management. We also intend to review and strengthen our controls surrounding the governance, review and ongoing monitoring processes for investor contract amendments.

We expect to implement other compensating controls in the near term and to further enhance and revise the design and operation of our existing controls and procedures over the coming months.

Subject to the foregoing, no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Part 1 – Financial Information – Item 1 – Financial Statements – Note 16 – Commitments and Contingencies – Legal.”

As a result of events surrounding our May 9, 2016 announcement that our CEO resigned following a review by the sub-committee of our board of directors, various law firms have announced that they are investigating potential shareholder claims. As a result, we anticipate that we will be subject to additional litigation in the near future. In addition, the Company has been contacted by governmental and regulatory authorities requesting information, and the Company intends to cooperate fully with those authorities. While no complaints have yet been filed related to these events, any litigation, investigations or inquiries of this nature will be costly and time consuming, can generate negative publicity and could have a material and adverse effect on our business.

LENDINGCLUB CORPORATION

Item 1A. Risk Factors

During the first quarter of 2016, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company's Annual Report, except as noted below.

Our business could be materially and adversely harmed as a result of the announcement of the results of our internal review and the resignation of our Chief Executive Officer (CEO).

As a result of events surrounding our May 9, 2016 announcement that our CEO resigned following an internal review by the sub-committee of our board of directors, numerous law firms have announced that they are looking into potentially filing lawsuits. As a result, we anticipate that we will be subject to significant litigation in the near future. In addition, we have been contacted by regulatory authorities requesting information related to the events surrounding the resignation of Mr. Laplanche, and we intend to cooperate fully with those inquiries. While no complaints have been filed related to these events, litigation and inquiries of this nature are costly and time consuming, can generate negative publicity and could have a material and adverse effect on our business.

There can be no assurances as to the final outcome of any of these matters. The cost of defending any investigation or lawsuit is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in onerous or unfavorable judgments that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

Unfavorable media coverage could negatively affect our business.

We have received a high degree of media coverage related to the results of our review and resignation of our CEO. Unfavorable publicity regarding the events described herein has resulted in investors pausing their investments through the platform and may result in, a slowdown in investor demand on our platform. If this negatively publicity were to persist, it could further harm our reputation, and materially and adversely affect our business in the future.

A decline in economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.

As a credit marketplace, we believe our customers are more highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. Lending Club monitors a variety of economic, credit and competitive indicators so that borrowers can benefit from meaningful savings compared to alternatives, and investors can continue to find attractive risk-adjusted returns compared to other fixed income investments or investment alternatives. In the first quarter of 2016, we observed mixed economic data, including low first quarter GDP growth, which caused us to remain cautious in our overall credit performance outlook. See the immediately following risk factor below.

Our marketplace has a number of levers at its disposal to adjust to changing market conditions, including the ability to quickly adapt underwriting models and dynamically increase or decrease pricing to provide an appropriate level of loss coverage to investors. Although we have not observed a broad-based degradation of credit quality for loans facilitated on our platform, we have identified and adjusted for pockets of underperformance in the higher risk segments.

These external economic conditions and resulting trends or uncertainties could adversely impact our customer's ability or desire to participate on our marketplace as borrowers or investors, and consequently could negatively affect our business and results of operations. See “Part 1 – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment.”

LENDINGCLUB CORPORATION

In the five business days since we announced our review and resignation of our CEO, we have experienced a slowdown in a significant amount of investment capital available on our platform and may not be able to attract additional investors to invest in loans, or we may need to grant investors significant inducements in order to attract capital or use our own capital.

As a result of the circumstances relating to our internal board review into certain private loan sales to a single institutional investor in contravention of its requirements and other matters, and the resignation of our former CEO, a number of investors that account for, in the aggregate, a significant amount of investment capital on the platform, have paused their investments in loans through the platform in the last five business days. It is possible that these investors may not resume investing through our platform. As a result, we may use a greater amount of our own capital, compared to past experience, to invest in loans.

In order to obtain additional investor capital to our platform, we may need to enter into various arrangements with new or existing investors and we are actively exploring several possibilities. These arrangements may have a number of different structures and terms, including equity or debt transactions, alternative fee arrangements or other inducements including equity. These structures may enable us or third-parties to purchase loans through the platform. Such actions may have a material impact on our business and results of operations and may be costly or dilutive to existing stockholders. There is no assurance that we will be able to enter into any of these transactions, or if we do, what the final terms will be. These actions likely may have material adverse impacts on our business, financial condition (including our liquidity), results of operations and ability to sustain and grow volume. See “Board Review” and “Current Economic and Business Environment” in “Part 1 – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A relatively small number of investors account for a large dollar amount of investment in loans funded through our marketplace and we may be required to increase our repurchase obligations to attract additional investors.

A relatively small number of investors account for a large dollar amount of investment in loans funded through our marketplace and we may be required to increase our repurchase obligations to attract additional investors. Historically, we have limited our loan or note repurchase obligations to events of verified identity theft or in connection with certain customer accommodations. To attract additional investors, some of which are beginning to purchase loans, and seek to subsequently securitize such loans, we have increased the circumstances and the required burden of proof of economic harm under which we are obligated to repurchase loans from these investors. While these repurchase obligations are consistent with institutional loan market standards, such repurchase obligations could negatively affect our business and results of operation.

In addition, if a large number of our existing investors ceased utilizing our marketplace over a short period of time, our business could be temporarily interrupted and we may decide to use our capital to fulfill regulatory or contractual purchase obligations or support short-term marketplace equilibrium as new investors complete the administrative and diligence updating processes necessary to enable their investments. We may use our capital to invest in loans associated with the testing or initial launch of alternative loan terms, programs or channels to establish a track record of performance prior to facilitating third-party investments in these loans.

Misconduct and errors by our employees and third-party service providers could harm our business and reputation.

We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees, such as the change to application dates for $3.0 million in loans as described below, and other third-party service providers. Our business depends on our employees and third-party service providers to process a large number of increasingly complex transactions, and if any of our employees or third-party service providers take, convert or misuse funds, documents or data or fail to follow protocol when interacting with borrowers and investors, we could be liable for damages, be subject to repurchase obligations and subject to regulatory actions and penalties. We could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability. Because our subsidiary, LCA, is

LENDINGCLUB CORPORATION

the general partner or investment manager for a series of private funds and we have a limited partnership interest in Cirrix Capital L.P. family of funds, we could be perceived as having a conflict of interest regarding access to loans versus other platform investors. We believe that we have controls and processes in place as to mitigate this issue.

Any of these occurrences could result in our diminished ability to operate our business, potential liability to borrowers and investors, inability to attract future borrowers and investors, reputational damage, regulatory intervention and financial harm, which could negatively impact our business, financial condition and results of operations.

After the end of the first quarter of 2016, the Company became aware that approximately $22.3 million in near-prime loans were sold to a single institutional investor in March and April 2016, in contravention of the investor’s express instructions as to a non-credit and non-pricing element. Certain personnel apparently were aware that the sales did not meet the investor’s criteria. In one case, involving $3.0 million in loans, a non-credit, non-pricing attribute was changed in a live Company database in an attempt to appear to meet the investor’s requirement, and the balance of the loans were sold in direct contravention of the investor’s director. As a result of the board’s review into these and other matters, certain senior managers and our then-CEO resigned or were terminated. In April 2016, we repurchased these loans from the investor. See “Part 1 – Item 4 – Controls and Procedures.”

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

In addition to attracting and retaining highly skilled employees in general, our future performance depends, in part, on our ability to attract and retain key personnel, including our executive officers, senior management team and other key personnel, all of whom would be difficult to replace. The loss of the services of our executive officers or members of our senior management team, and the process to replace any of them, would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. Accordingly, we may incur significant expense to retain key personnel and attract new employees, which could negatively impact our financial condition and results of operations.

Subsequent to March 31, 2016, following an internal board review of certain loan sales and other matters, our CEO resigned, and certain senior managers either resigned or were terminated. In light of the circumstances surrounding these employee actions, we have offered significant additional compensation to retain certain employees, but we cannot predict whether we ultimately will be able to retain these or other employees in the future, or whether we will have to incur substantial additional cost to do so. See “Part 1 – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Board Review.”

Our stock price has been and will likely continue to be volatile.

As a result of the circumstances in connection with the internal board review into certain loan sales and other matters, our stock price has declined significantly since the end of the first quarter of 2016 and has exhibited substantial volatility. Recent developments notwithstanding, our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions.

In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in

LENDINGCLUB CORPORATION

time. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of this type of litigation and may continue to be a target in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

If we fail to meet expectations related to future growth, profitability, or other market expectations, our stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention. A sustained decline in our stock price and market capitalization could lead to impairment charges.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

During the second quarter of 2016, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in "Item 4 - Controls and Procedures", we have concluded that our internal control over financial reporting was not effective as of March 31, 2016 due to material weakness. Specifically, our identified material weakness related to (i) appropriate system controls, or review and oversight by other personnel, to detect and prevent sales of loans in direct contravention of the loan agreement, (ii) failure to identify related party transactions so as to ensure proper review and approval or disapproval by the audit committee or the board, and (iii) failure to appropriately document, authorize, communicate and monitor amendments to investor contracts. Based upon that discovery, and in connection with the board review of specific near-prime loan sales to an investor and other unrelated compliance matters described elsewhere herein, the Company's acting CEO and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a level that provides reasonable assurance that the objectives of disclosure controls and procedures were met as of March 31, 2016. As described in “Item 4 – Controls and Procedures,” the Company intends to amend its Annual Report on Form 10-K for the year ended December 31, 2015, solely for the purpose of amending management’s assessment of internal control over financial reporting. This amendment will have impact on the financial statements included therein.

Giving full consideration to this weakness, and the additional analyses and other procedures we performed to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles (GAAP), our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. While the material weakness described above creates a reasonable possibility that an error in financial reporting may go undetected, after review and the performance of additional analysis and other procedures, no material adjustments, restatement or other revisions to our previously issued financial statements were required.

As further described in "Item 4 – Controls and Procedures,” we are taking specific steps to remediate the material weakness that we identified; however, the material weakness will not be remediated until the necessary controls have been implemented and we have determined the controls to be operating effectively. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to concluding that the controls are effective. In addition, we may need to take additional measures to address the material weakness or modify the remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual or interim consolidated financial statements. Implementing any appropriate changes to our internal controls may distract our officers and employees from other management duties and require material cost to implement new process or modify our existing processes. Moreover, other material weakness or deficiencies may develop or be identified in the future. If we are unable to correct the material weakness or deficiencies in internal controls in a timely manner, our ability to record, process, summarize

LENDINGCLUB CORPORATION

and report financial information accurately and within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

There continues to be uncertainty as to how the Consumer Financial Protection Bureau's (CFPB) actions or the actions of any other regulator could impact our business or that of our issuing banks.

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

While we are subject to the regulatory and enforcement authority of the CFPB, as a facilitator, servicer or acquirer of consumer credit, the CFPB has recently announced that it intends to expand its supervisory authority, through the use of “larger participant rules,” to cover the markets for consumer installment loans and auto title loans. The CFPB is also considering whether rules to require registration of these or other non-depository lenders would facilitate supervision. The CFPB has not announced specifics regarding its proposed rulemaking and, consequently, there continues to be uncertainty as to how the CFPB’s strategies and priorities, including any final rules, will impact our businesses and our results of operations going forward.

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

On May 10, 2016, the U.S. Treasury Department released a white paper on the online marketplace lending industry to continue the work initiated by the RFI. The white paper includes several recommendations to the federal government and private sector participants to encourage safe growth and access to credit. We cannot predict whether any legislation or proposed rulemaking will actually be introduced or how any legislation or rulemaking will impact our business and results of operations going forward.

In December 2015, the California Department of Business Oversight sent an online survey to fourteen marketplace lenders, including us, requesting information about our business model, online platform, loan performance and investor funding process. In May 2016, the DBO requested additional information from us and other survey participants.

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

LENDINGCLUB CORPORATION

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

In May 2015, based on the facts of that case in which the national bank no longer had any interest in the loan, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit denied the defendant’s motion to reconsider the decision and remanded the case to address choice of law matters. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. The defendant petitioned the U.S. Supreme Court to review the decision and in March 2016, the Court invited the Solicitor General to file a brief expressing the views of the U.S. on the petition. The petition is currently pending. We are unable to predict whether the U.S. Supreme Court will review the decision and, if it does, what the outcome will be.

In April 2016, a putative class action lawsuit was filed in federal court in New York, alleging that persons received loans, through our platform, that exceeded states' usury limits in violation of state usury and consumer protection laws, and the federal RICO statute.

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

LENDINGCLUB CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes purchases made by or on behalf of Lending Club of its common stock under the Share Repurchase Program for each calendar month in the first quarter of 2016:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)
January	—	$—	—	$—
February	2,282,700	$8.52	2,282,700	$130,515,338
March	—	$—	—	$130,515,338
Total	2,282,700	$8.52	2,282,700	$130,515,338

(1)
All shares were repurchased under the Company's Share Repurchase Program, which was approved by the board of directors and publicly announced by the Company on February 11, 2016. The board of directors' authorization covers up to $150 million of the Company's common shares and is valid for one year. The Company is not obligated to acquire any particular amount of common stock and the plan may be suspended at the Company's discretion.

(2)	Represents the average price paid per share exclusive of commissions.

(3)	Represents shares purchased in open-market or privately negotiated transactions in compliance with Securities and Exchange Act Rule 10b-18.

(4)	Represents amounts remaining to be purchased exclusive of commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 11, 2016, the compensation committee of the board of directors approved incentive compensation packages and salary adjustments for certain named executive officers. Specifically, Carrie Dolan, the Company’s Chief Financial Officer, was granted $3.5 million in restricted stock units (RSUs), which vests quarterly over a four year period, and a $500 thousand cash award, payable twelve months from the grant date. The compensation committee also approved an increase to Ms. Dolan’s base salary to $400 thousand per year, with a 75 percent bonus target. John MacIlwaine and Sandeep Bhandari, the Company’s Chief Technology Officer and Chief Risk Officer, respectively, each received $500 thousand in RSUs, which fully vest twelve months from the grant date, and a $500 thousand cash award, payable twelve months from the grant date.

Similarly, on May 14, 2016, the board of directors of the Company approved a special, incentive compensation package for Scott Sanborn, the Company’s acting CEO, consisting of a $5 million RSU grant, which vests quarterly over a four year period and a $500 thousand cash award, payable twelve months from the grant date. The board of directors also approved an increase to Mr. Sanborn’s base salary to $500 thousand per year, with a 100 percent bonus target. In addition, the board of directors approved an annual director fee of $250 thousand and $1 million of

LENDINGCLUB CORPORATION

stock options, which vests monthly over twelve months and contains a single trigger change in control provision, for John C. (Hans) Morris in light of his newly expanded role as Executive Chairman.

All cash awards will be paid on a pro-rata basis in the event of a double trigger change in control.

The compensation committee has also approved a pool of incentive awards consisting of an aggregate $1.5 million of RSUs and $2.9 million of cash to retain key employees.

LENDINGCLUB CORPORATION

Item 6. Exhibits

Exhibit Index

The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Borrower Loan Agreement					X
31.1	Certification of Acting Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Acting Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	May 16, 2016	/s/ SCOTT SANBORN
Scott Sanborn
Acting Chief Executive Officer and President

Date:	May 16, 2016	/s/ CARRIE DOLAN
Carrie Dolan
Chief Financial Officer