Form 10-K/A
period 2015-12-31
LendingClub Corp
filed 2016-05-17
CIK 1409970

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
Documents Incorporated by Reference
None.

EXPLANATORY NOTE

LendingClub Corporation (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was originally filed on February 22, 2016 (the “Original Filing”), to amend and restate Item 9A of Part II, “Controls and Procedures,” with respect to (1) our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and (2) Deloitte & Touche LLP’s related attestation report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

LENDINGCLUB CORPORATION

PART II
Item 9A. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports required under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to its management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its CEO and CFO, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2015. Previously, based on that evaluation, our former CEO and CFO had concluded that its disclosure controls and procedures were effective as of December 31, 2015 at a reasonable assurance level. However, due to the material weakness in internal control over financial reporting described below, our acting CEO and CFO have concluded that our disclosure procedures were not effective, and were not operating at a reasonable assurance level as of December 31, 2015.

(b)     Management’s Annual Report on Internal Control Over Financial Reporting (Revised)

The Company’s management is responsible for maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s CEO and CFO, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Previously, based upon that evaluation, management determined that our internal control over financial reporting was effective as of December 31, 2015. However, as previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “Quarterly Report”), the Company concluded that its internal control over financial reporting was ineffective as of March 31, 2016, due to the existence of a material weakness. In addition, the Company concluded that this material weakness existed at the end of 2015 and therefore that its internal control over financial reporting was ineffective as of December 31, 2015. As a result, management has revised its reporting on internal control over financial reporting from that previously reported.

This material weakness in our internal control over financial reporting was identified during the second quarter of 2016 in connection with a board review, with the assistance of independent outside counsel and other advisors, regarding specific near-prime loan sales and other unrelated compliance matters described in the Quarterly Report.

The identified material weakness related to the aggregation of control deficiencies in the Company’s “tone at the top” was manifested in three primary areas described further below. The control environment, which includes the Company’s Code of Conduct and Ethics Policy, is the responsibility of senior management, and sets the tone of our organization, influences the control consciousness of employees, and is the foundation for the other components of internal control over financial reporting. Although each area described below involved its own deficiencies, a significant contributing factor to all of the deficiencies aggregating to the material weakness was the Company's lack of an appropriate “tone at the top” set by certain members of senior management. The Company took immediate and significant steps to address this material weakness through the resignation or termination of certain senior managers, the resignation of the Company’s CEO, and the appointment of an acting CEO and an Executive

LENDINGCLUB CORPORATION

Chairman. The Company believes that making these changes was a critical step toward addressing the tone at the top concerns that contributed to the material weakness it has identified.

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

Management determined that the Company’s control deficiencies resulting from the Company’s “tone at the top” that were also present as of December 31, 2015, permitted the circumvention of controls designed to ensure that investor portfolios are reviewed for adherence, and do adhere, to the investor’s instructions. Additionally, management determined that incremental to existing change management processes, the Company had not designed and implemented an additional level of review and approval for live database changes that impact high risk fields to provide reasonable assurance that all loans allocated comply with investor instructions.

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

As a result of control deficiencies in the Company's "tone at the top," that were also present as of December 31, 2015, management determined that the Company's controls were not effective to ensure that information about related party investments known by certain members of management was adequately conveyed to other members of management and, ultimately, to the relevant committees of the board, including the audit and risk committees, on a timely basis. In addition, management determined that the Company’s process to identify related party investments may not have been adequately designed to ensure that such investments were appropriately reported.

During the year ended December 31, 2015, Cirrix Capital, L.P. purchased $139.6 million of whole loans and $34.9 million of interests in whole loans. During the year ended December 31, 2015, the Company earned $636,000 in servicing fees and $357,000 in management fees from this family of funds, and paid interest of $7.4 million to the family of funds. The sales of whole loans and interests in whole loans, and the servicing and management fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

LENDINGCLUB CORPORATION

•
Lack of transparent communication and appropriate oversight of investor contract amendments: In 2015 and more extensively during the first quarter of 2016, the Company entered into contract amendments with platform investors, related to existing business arrangements. In the first quarter of 2016, the Company failed in a number of cases to appropriately document or obtain authorizations of these amendments, assess the impact such amendments could have on pre-existing agreements and to communicate these amendments to the appropriate departments. As a result, the Company’s accounting function was not always made aware of these amendments on a timely basis in order to enable it to assess the extent of any corresponding financial impacts or disclosure requirements in a timely manner.

Certain contract amendments were executed without transparent communication and appropriate oversight, reflecting the deficiencies in tone at the top that were also present as of December 31, 2015. Specifically, management had not implemented existing controls over contract governance to include governance of investor contract amendments. Management determined that the Company had detective controls in place to identify amendments to contracts and to govern the documentation, authorization, communication and monitoring of investor agreements and contract amendments. However, management determined that, as a result of a design deficiency, the Company lacked key preventative controls designed to ensure that these processes and procedures were consistently followed for amendments to contracts.

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

The foregoing has been approved by our management, including our acting CEO and CFO, who have been involved with the reassessment and analysis of our internal control over financial reporting.

Deloitte & Touche LLP has issued an attestation report (see below) on our internal control over financial reporting.

(c)     Remediation

We have begun implementing various changes in our internal control over financial reporting commencing in May 2016 to remediate the weakness described above. As noted above, certain senior managers involved in the sales of the near-prime loans that did not meet the investor’s non-credit, non-pricing requirement were terminated or resigned. We also hired an outside consulting firm to support our data change management processes. As a further part of this review, the board retained an additional independent advisor who has reviewed application data for all other whole loans applied for in the first quarter of 2016 and has confirmed the accuracy of such data on the Company’s systems, other than the non-credit, non-pricing element that was changed as to $3.0 million of near-prime loans to a single investor.

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

LENDINGCLUB CORPORATION

processes for investor contract amendments.

We expect to implement other compensating controls in the near term and to further enhance and revise the design and operation of our existing controls and procedures over the coming months.

(d)     Changes in Internal Control Over Financial Reporting

Subject to the foregoing, no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) was identified during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-Looking Statements

This Amendment contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including with respect to the remediation of our controls. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “project,” “will,” “would” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are based upon the Company’s current expectations. Such forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LendingClub Corporation
San Francisco, California

We have audited the LendingClub Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (Revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our report dated February 22, 2016, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraphs, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as expressed herein, is different than that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

Management has identified a material weakness due to lack of an appropriate “tone at the top” set by senior management that manifested in three primary areas:

•	Sales of near-prime loans to an investor that certain senior managers of the Company apparently were aware were not compliant with a specific, non-credit-based requirement of the investor;

•	Review of related party transactions; and

•	Lack of transparent communication and appropriate oversight of investor contract amendments.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 22, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

San Francisco, California
February 22, 2016 (May 16, 2016 as to the effects of the material weakness as described in Management’s Annual Report on Internal Control over Financial Reporting (Revised))

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	May 16, 2016	/s/ SCOTT SANBORN
Scott Sanborn
Acting Chief Executive Officer and President

Date:	May 16, 2016	/s/ CARRIE DOLAN
Carrie Dolan
Chief Financial Officer

LENDINGCLUB CORPORATION

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Acting Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Acting Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X