Form 10-Q
period 2016-06-30
LendingClub Corp
filed 2016-08-09
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 29, 2016, there were 391,149,727 shares of the registrant’s common stock outstanding.

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

These forward-looking statements include, among other things, statements about:

•	the status of borrowers, the ability of borrowers to repay loans and the plans of borrowers;

•	our ability to maintain investor confidence in the operation of our platform;

•	the likelihood of investors to continue to, directly or indirectly, invest through our platform;

•	our ability to secure additional sources of investor commitments for our platform;

•	ability to secure additional investors without incentives to participate on the platform;

•	interest rates and origination fees on loans charged by issuing banks;

•	expected rates of return for investors;

•	the effectiveness of our platform’s credit scoring models;

•
commitments or investments in loans to support: contractual obligations, such as to Springstone’s issuing bank for Pool B loans or repurchase obligations, regulatory commitments, such as direct mail, short-term marketplace equilibrium, the testing or initial launch of alternative loan terms, programs or channels that we do not have sufficient performance data on, or customer accommodations;

•	transaction fee or other revenue we expect to recognize after loans are issued by our issuing bank partners;

•	our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between the interim period and full year results;

•	capital expenditures;

•	the impact of new accounting standards;

•	investor, borrower, platform and loan performance-related factors that may affect our revenue;

•	our ability to develop and maintain effective internal controls, and to remediate a material weakness in our internal controls;

•	our ability to recruit and retain quality employees to support future growth in light of past events;

•	our compliance with applicable local, state and Federal laws;

•	our compliance with applicable regulations and regulatory developments or court decisions affecting our marketplace; and

•	other risk factors listed from time to time in reports we file with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$572,926	$623,531
Restricted cash	127,607	80,733
Securities available for sale	259,549	297,211
Loans at fair value (includes $2,697,305 and $3,022,001 from consolidated trust, respectively)	4,407,761	4,556,081
Loans held for sale	16,410	—
Accrued interest receivable (includes $25,105 and $24,477 from consolidated trust, respectively)	40,289	38,081
Property, equipment and software, net	75,102	55,930
Intangible assets, net	28,534	30,971
Goodwill	37,283	72,683
Other assets	56,897	38,413
Total assets	$5,622,358	$5,793,634
Liabilities and Stockholders’ Equity
Accounts payable	$7,651	$5,542
Accrued interest payable (includes $27,991 and $26,719 from consolidated trust, respectively)	43,902	40,244
Accrued expenses and other liabilities	79,104	61,243
Payable to investors	87,820	73,162
Notes and certificates at fair value (includes $2,713,483 and $3,034,586 from consolidated trust, respectively)	4,415,885	4,571,583
Total liabilities	4,634,362	4,751,774
Stockholders’ Equity
Common stock, $0.01 par value; 900,000,000 shares authorized at both June 30, 2016 and December 31, 2015; 385,523,620 and 379,716,630 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3,878	3,797
Additional paid-in capital	1,169,756	1,127,952
Accumulated deficit	(165,431)	(88,218)
Treasury stock, at cost; 2,282,700 and 0 shares at June 30, 2016 and December 31, 2015, respectively	(19,485)	—
Accumulated other comprehensive loss	(722)	(1,671)
Total stockholders’ equity	987,996	1,041,860
Total liabilities and stockholders’ equity	$5,622,358	$5,793,634

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenue:
Transaction fees	$96,605	$85,651	$221,113	$158,133
Servicing fees	11,603	6,479	28,545	11,871
Management fees	3,053	2,548	6,598	4,763
Other revenue	(8,870)	1,441	(2,600)	2,397
Total operating revenue	102,391	96,119	253,656	177,164
Net interest income:
Total interest income	179,685	130,526	357,564	243,998
Total interest expense	(177,596)	(129,727)	(354,279)	(243,007)
Net interest income	2,089	799	3,285	991
Fair value adjustments, loans, loans held for sale, notes and certificates	(1,040)	(1)	(1,207)	(6)
Net interest income and fair value adjustments	1,049	798	2,078	985
Total net revenue	103,440	96,917	255,734	178,149
Operating expenses: (1)
Sales and marketing	49,737	39,501	116,312	73,971
Origination and servicing	20,934	14,706	40,132	26,907
Engineering and product development	29,209	18,214	53,407	32,112
Other general and administrative	53,457	28,247	91,492	54,657
Goodwill impairment	35,400	—	35,400	—
Total operating expenses	188,737	100,668	336,743	187,647
Loss before income tax expense	(85,297)	(3,751)	(81,009)	(9,498)
Income tax (benefit) expense	(3,946)	389	(3,795)	1,016
Net loss	$(81,351)	$(4,140)	$(77,214)	$(10,514)
Net loss per share attributable to common stockholders:
Basic	$(0.21)	$(0.01)	$(0.20)	$(0.03)
Diluted	$(0.21)	$(0.01)	$(0.20)	$(0.03)
Weighted-average common shares - Basic	382,893,402	372,841,945	381,794,090	372,401,583
Weighted-average common shares - Diluted	382,893,402	372,841,945	381,794,090	372,401,583

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1 – Basis of Presentation” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(81,351)	$(4,140)	$(77,214)	$(10,514)
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on securities available for sale	796	(831)	1,599	(831)
Other comprehensive income (loss), before tax	796	(831)	1,599	(831)
Income tax effect	650	—	650	—
Other comprehensive income (loss), net of tax	146	(831)	949	(831)
Comprehensive loss	$(81,205)	$(4,971)	$(76,265)	$(11,345)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(77,214)	$(10,514)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Net fair value adjustments of loans, notes and certificates	1,208	6
Change in fair value of loan servicing liabilities	(2,301)	(2,080)
Change in fair value of loan servicing assets	4,663	1,031
Stock-based compensation, net	28,468	24,079
Excess tax benefit from share-based awards	62	—
Goodwill impairment charge	35,400	—
Depreciation and amortization	13,746	9,753
Loss (gain) on sales of loans	5,748	(446)
Other, net	1,473	85
Purchase of whole loans to be sold	(2,557,171)	(1,383,130)
Proceeds from sales of whole loans	2,539,614	1,383,130
Net change in operating assets and liabilities:
Accrued interest receivable	(2,208)	(8,369)
Other assets	(3,190)	(5,310)
Due from related parties	18	(110)
Accounts payable	2,038	(669)
Accrued interest payable	3,657	8,434
Accrued expenses and other liabilities	4,799	5,883
Net cash (used for) provided by operating activities	(1,190)	21,773
Cash Flows from Investing Activities:
Purchases of loans	(1,441,716)	(1,745,013)
Principal payments received on loans	1,180,096	798,304
Proceeds from recoveries and sales of charged-off loans	16,934	7,810
Proceeds from sale of loans repurchased	22,274	—
Purchases of securities available for sale	(3,543)	(402,112)
Proceeds from maturities, redemptions and paydowns of securities available for sale	42,806	3,509
Investment in Cirrix Capital	(10,000)	—
Net change in restricted cash	(46,874)	(9,975)
Purchases of property, equipment and software, net	(26,905)	(15,949)
Net cash used for investing activities	(266,928)	(1,363,426)
Cash Flows from Financing Activities:
Change in payable to investors	14,658	9,734
Proceeds from issuances of notes and certificates	1,400,505	1,744,741

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Proceeds from secured borrowings	22,274	—
Repayments of secured borrowings	(22,274)	—
Principal payments on notes and certificates	(1,169,545)	(790,432)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(16,916)	(7,788)
Repurchases of common stock	(19,485)	—
Proceeds from stock option exercises and other	5,825	3,297
Proceeds from issuance of common stock for ESPP	2,516	2,694
Excess tax benefit from share-based awards	(62)	—
Other financing activities	17	93
Net cash provided by financing activities	217,513	962,339
Net (Decrease) Increase in Cash and Cash Equivalents	(50,605)	(379,314)
Cash and Cash Equivalents, Beginning of Period	623,531	869,780
Cash and Cash Equivalents, End of Period	$572,926	$490,466
Supplemental Cash Flow Information:
Cash paid for interest	$350,490	$234,573
Non-cash investing activity:
Accruals for property, equipment and software	$3,135	$2,100

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

Although the Company's overall business model remains premised on the Company not using its balance sheet and assuming credit risk for loans facilitated through our marketplace, the Company may use its capital to support contractual obligations (Pool B loans and repurchase obligations), regulatory commitments (direct mail), short-term marketplace equilibrium, customer accommodations, or other needs. The Company's use of its capital on the platform from time to time has been, and will be, on terms that are substantially similar to other investors. Additionally, the Company may use its capital to invest in loans associated with the testing or initial launch of new or alternative loan terms, programs or channels to establish a track record of performance prior to facilitating third-party investments in these loans.

With the announcement of the initial results of the internal board review on May 9, 2016 and additional results disclosed on June 28, 2016, many investors paused or reduced their investment activity. The Company has been focused on working with these investors to resume their investment activity and on bringing new investors to the platform. During the second quarter of 2016 the Company offered cash incentives to investors in exchange for investment activity. If the Company's attempts to secure additional investor capital to meet platform origination volume are not successful, the Company may choose to provide further cash incentives, or enter into different additional incentive structures or terms, including the use of the Company's equity, to attract investor capital to the platform. Failure to attract investor capital on reasonable terms may result in the Company using a greater amount of its own capital to purchase loans on the platform compared to prior periods, or reduce origination volume. These actions may have material adverse impacts on the Company's business, financial condition (including its liquidity), results of operations or ability to sustain and grow loan volume.

The Company believes, based on its projections and ability to reduce loan volume if needed, that its cash on hand, funds available from its line of credit, and its cash flow from operations are sufficient to meet its liquidity needs for the next twelve months.

The accompanying unaudited condensed consolidated financial statements include Lending Club, its subsidiaries (collectively referred to as the Company, we, or us) and the Trust. All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information necessary for the fair statement of the results and financial position for the periods presented. These accounting principles require management to make certain estimates and assumptions that affect the amounts in the accompanying financial statements. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. These adjustments are of a normal recurring nature. Actual results may differ from those estimates, and results reported in the interim periods are not necessarily indicative of the results for the full year or any other interim period.

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

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Annual Report) and Form 10-K/A filed on May 17, 2016. The Company's significant accounting policies are included in “Note 2 – Summary of Significant Accounting Policies.”

2. Summary of Significant Accounting Policies

The Company's significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies” in the Annual Report. There have been no significant changes to these significant accounting policies for the six month period ended June 30, 2016, except as noted below.

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

Restricted Cash

Restricted cash consists primarily of checking, money market and certificate of deposit accounts that are: (i) pledged to or held in escrow by the Company’s correspondent banks as security for transactions processed on or related to Lending Club’s platform or activities by certain investors; (ii) pledged through a credit support agreement with a certificate holder, or (iii) investors’ funds transactions-in-process that have not yet been applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds.

Investor cash balances (excluding transactions-in-process) are held in segregated bank or custodial accounts and are not commingled with the Company’s monies or held on the Company’s balance sheet.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Held for Sale

Loans held for sale are accounted for at fair value. The Company’s fair value methodology for the measurement of loans held for sale is consistent with the methodology for the measurement of its loans not classified as held for sale. The fair valuation methodology considers projected prepayments and uses the historical actual defaults, losses and recoveries on our loans to project future losses and net cash flows on loans. The fair value adjustments related to loans held for sale are recorded in the period of the fair value changes.

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

LC Trust I

The Company has determined that the Trust is a VIE and that the Company has a controlling financial interest in the Trust and therefore must consolidate the Trust in its condensed consolidated financial statements. The Company established the Trust in February 2011 and funded it with a nominal residual investment. The Company is the only residual investor in the Trust. The purpose of the Trust is to acquire and hold loans for the benefit of investors who have invested in certificates issued by the Trust. The Trust conducts no other business other than purchasing and retaining loans or portions thereof for the benefit of the investment funds and their underlying limited partners. The Trust holds loans, none of which are financed by the Company. The cash flows from the loans held by the Trust are used to repay obligations under the certificates. The Trust’s assets and liabilities were reflected in the Company's consolidated financial statements at June 30, 2016 and December 31, 2015.

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

Investment In Cirrix Capital

On April 1, 2016, the Company closed its $10.0 million investment, for an approximate ownership interest of 15%, in Cirrix Capital (Investment Fund), a holding company to a family of funds that purchases loans and interests in loans from the Company. Per the partnership agreement, the family of funds can invest up to 20% of their assets outside of whole loans and interests in whole loans facilitated by the Company. At June 30, 2016, 100% of the family of funds' assets were comprised of whole loans and interests in loans facilitated by Lending Club's platform. The Company's former Chief Executive Officer (former CEO) and a board member (together, the Related Party Investors) also have limited partnership interests in the Investment Fund that resulted in an aggregate ownership of approximately 29% in the Investment Fund at June 30, 2016 by the Related Party Investors and the Company.

The Company's investment is deemed to be a variable interest in the Investment Fund because of the limited partnership interest shares in the expected returns and losses of the Investment Fund. The expected returns and losses of the Investment Fund result from the net returns of the family of funds owned by the Investment Fund, which are derived from interest income earned from loans and interests in whole loans that are purchased by the Investment Fund. Such loans and interests in loans were facilitated by the Company. Additionally, the Investment Fund is considered a VIE.

The Investment Fund passes along credit risk to the limited partners. The Company did not design the Investment Fund’s investment strategy and cannot require the Investment Fund to purchase loans. Additionally, the Company reviewed whether it collectively, with the board member's investment, had power to control the Investment Fund and concluded that it did not based on the unilateral ability of the general partner to exercise power over the limited partnership and the inability of the limited partners to remove the general partner. The Company is not the primary beneficiary of the Investment Fund because the Company does not have the power to direct the activities that most significantly affect the Investment Fund’s economic performance. As a result, the Company does not consolidate the operations of the Investment Fund in the financial statements of the Company. The Company accounts for this investment under the equity method of accounting, which approximates its maximum exposure to loss as a result of its involvement in the Investment Fund. At June 30, 2016, the Company's investment was $10.0 million, which was recorded in other assets in the condensed consolidated balance sheet. See “Note 18 – Related Party Transactions” for additional information.

Separately, the Company is subject to a credit support agreement that requires it to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the interests in whole loans that are in excess of a specified, aggregate net loss threshold. The board member and the Company are excluded from receiving any benefits, if provided, from this credit support agreement. As of June 30, 2016, the Company has not been required to nor does it anticipate recording losses under this agreement. The Company's maximum exposure to loss under this credit support agreement was $39.4 million and $34.4 million at June 30, 2016 and December 31, 2015, respectively, which assumes that all of the underlying loans covered under this credit support agreement default.

LCA Managed or Advised Private Funds

In conjunction with the adoption of a new accounting standard that amends accounting for consolidations effective January 1, 2016, the Company reviewed its relationship with the private funds managed or advised by LCA and

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

concluded that it does not have a variable interest in the private funds. As of June 30, 2016, the Company does not hold any investments in the private funds. Certain of the Company's related parties have investments in the private funds, as discussed in “Note 18 – Related Party Transactions.” The Company charges the limited partners in the private funds a management fee based on their account balance at month end for services performed as the general manager, including fund administration, and audit, accounting and tax preparation services. Accordingly, the Company's fee arrangements contain only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. These fees are solely compensation for services provided and are commensurate with the level of effort required to provide those services. The Company does not have any other interests in the private funds and therefore does not have a variable interest in the private funds.

Management regularly reviews and reconsiders its previous conclusions regarding whether it holds a variable interest in potential VIEs, the status of an entity as a VIE, and whether the Company is required to consolidate such VIEs in the condensed consolidated financial statements.

Loan Servicing Rights

As a result of the nature of servicing rights on the sale of loans, the Company is a variable interest holder in certain entities that purchase these loans. For all of these entities the Company either does not have the power to direct the activities that most significantly affect the VIE's economic performance or does not have a potentially significant economic interest in the VIE. In no case is the Company the primary beneficiary, and as a result, these entities are not consolidated in the Company's condensed consolidated financial statements.

Loan Trailing Fee Liability

In February 2016, the Company revised the agreement with its primary issuing bank to include an additional program fee (Loan Trailing Fee). The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, and gives the issuing bank an ongoing financial interest in the performance of the loans it originates. This fee is paid by the Company to the issuing bank partner over the term of the respective loans and is a function of the principal and interest payments. In the event that principal and interest payments are not made, the Company is not required to make this Loan Trailing Fee payment. The Loan Trailing Fee is recorded at fair value with the initial establishment, and any changes, of this liability recorded in origination and servicing expense on the statement of operations. The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee, which considers assumptions of expected prepayment rates and future credit losses.

Debt

The Company has elected to record certain costs directly related to issuing its secured revolving credit facility as an asset included in other assets on the Company’s condensed consolidated balance sheets. These costs are amortized as interest expense over the contractual term of the secured revolving credit facility. In instances where the Company transfers loans to investors that do not meet sale criteria for accounting purposes, such loan sales are accounted for as secured borrowings.

Adoption of New Accounting Standard

In February 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis, which was effective January 1, 2016. The guidance changes what an investor must consider in determining whether it is required to consolidate an entity in which it holds an interest. The adoption of this guidance did not have an impact on the Company's financial position, results

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

of operations, earnings per share (EPS) or cash flows. The adoption of this guidance is further discussed above in “Consolidation of Variable Interest Entities.”

New Accounting Standards Not Yet Adopted

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2020. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The Company is currently evaluating the impact of this new guidance on its financial position, results of operations, EPS and cash flows.

In March 2016, the FASB issued ASU 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will be effective January 1, 2017. The guidance simplifies the accounting for share-based payments related to the income tax consequences of share-based awards, the classification of awards in a company's financial statements, and estimating forfeitures of awards. The Company is currently evaluating the impact of this new guidance on its financial position, results of operations, EPS and cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern for each annual and interim reporting period, and disclose in its financial statements whether there is substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The Company does not believe adoption of this accounting standard will have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), which will be effective January 1, 2018. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts both the likelihood of payment and the timing of the related transfer of goods or performance of services. In March 2016, the FASB issued an amendment (ASU 2016-08) to the new revenue recognition guidance clarifying how to determine if an entity is a principal or agent in a transaction. In April (ASU 2016-10) and May (ASU 2016-12) of 2016, the FASB further amended the guidance to include performance obligation identification, licensing implementation, collectability assessment and other presentation and transition clarifications. The effective date and transition requirements for this amendment is the same as those for the new revenue guidance. The Company is currently evaluating the impact of this new guidance on its financial position, results of operations, EPS and cash flows.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) that amended guidance related to the lease accounting, which will be effective January 1, 2019. The guidance requires an entity to recognize a right-of-use asset and lease liability for most lease arrangements. The standard also requires additional disclosures related to lease arrangements. The Company is currently evaluating the impact of this new guidance on its financial position, results of operations, EPS, and cash flows.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (Subtopic: 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which will be effective January 1, 2018. The amendment changes the accounting for equity investments, change disclosure requirements related to instruments at amortized cost and fair value, and clarifies how entities should evaluate deferred tax assets for securities classified as available for sale. The Company is currently evaluating the impact of this new guidance on its financial position, results of operations, EPS, and cash flows.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will be effective January 1, 2017. The guidance simplifies the presentation to require that all deferred income taxes be presented as noncurrent on a classified statement of financial position. The Company does not currently present a classified statement of financial position and accordingly does not expect this guidance to have any impact on its disclosures.

3. Net Loss Per Share and Net Loss Attributable to Common Stockholders

The following table details the computation of the Company's basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss (1)	$(81,351)	$(4,140)	$(77,214)	$(10,514)
Weighted average common shares - Basic	382,893,402	372,841,945	381,794,090	372,401,583
Weighted average common shares - Diluted	382,893,402	372,841,945	381,794,090	372,401,583
Net loss per share attributable to common stockholders:
Basic	$(0.21)	$(0.01)	$(0.20)	$(0.03)
Diluted	$(0.21)	$(0.01)	$(0.20)	$(0.03)

(1)
Also represents net loss available to common stockholders. In a period with net income, both earnings and dividends (if any) are allocated to participating securities. In a period with net loss, only declared dividends (if any) are allocated to participating securities. There were no dividends declared in the three and six months ended June 30, 2016 or June 30, 2015. The Company had no participating securities as of June 30, 2016 or June 30, 2015.

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of June 30, 2016 and December 31, 2015, were as follows:

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$196,118	$227	$(301)	$196,044
Asset-backed securities	37,406	26	(4)	37,428
U.S. agency securities	16,602	1	(7)	16,596
U.S. Treasury securities	2,491	34	—	2,525
Other securities	7,004	—	(48)	6,956
Total securities available for sale	$259,621	$288	$(360)	$259,549

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$217,243	$2	$(1,494)	$215,751
Asset-backed securities	54,543	—	(134)	54,409
U.S. agency securities	16,602	1	(25)	16,578
U.S. Treasury securities	3,489	—	(4)	3,485
Other securities	7,005	—	(17)	6,988
Total securities available for sale	$298,882	$3	$(1,674)	$297,211

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of securities available for sale with unrealized losses as of June 30, 2016 and December 31, 2015, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$29,253	$(56)	$67,672	$(245)	$96,925	$(301)
Asset-backed securities	10,315	(3)	1,638	(1)	11,953	(4)
U.S. agency securities	14,596	(7)	—	—	14,596	(7)
Other securities	2,000	—	4,956	(48)	6,956	(48)
Total securities with unrealized losses(1)	$56,164	$(66)	$74,266	$(294)	$130,430	$(360)

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$212,018	$(1,494)	$—	$—	$212,018	$(1,494)
Asset-backed securities	54,409	(134)	—	—	54,409	(134)
U.S. agency securities	14,578	(25)	—	—	14,578	(25)
U.S. Treasury securities	3,485	(4)	—	—	3,485	(4)
Other securities	6,988	(17)	—	—	6,988	(17)
Total securities with unrealized losses(1)	$291,478	$(1,674)	$—	$—	$291,478	$(1,674)

(1)	The number of investment positions with unrealized losses at June 30, 2016 and December 31, 2015 totaled 65 and 141, respectively.

There were no impairment charges recognized during the first halves of 2016 and 2015.

The contractual maturities of securities available for sale at June 30, 2016, were as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Corporate debt securities	$61,454	$134,590	$—	$—	$196,044
Asset-backed securities	1,507	35,921	—	—	37,428
U.S. agency securities	—	16,596	—	—	16,596
U.S. Treasury securities	—	2,525	—	—	2,525
Other securities	3,001	3,955	—	—	6,956
Total fair value	$65,962	$193,587	$—	$—	$259,549
Total amortized cost	$65,963	$193,658	$—	$—	$259,621

There were no sales of securities available for sale during the first half of 2016. Proceeds from the sales of securities available for sale during the first half of 2015 were $3.5 million resulting in an immaterial loss.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Loans, Loans Held For Sale, Notes and Certificates, and Loan Servicing Rights

Loans, Loans Held For Sale, Notes and Certificates

The Company sells loans and issues notes and the Trust issues certificates as a means to allow investors to invest in the associated loans. At June 30, 2016 and December 31, 2015, loans, notes and certificates measured at fair value on a recurring basis were as follows:

	Loans		Notes and Certificates
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Aggregate principal balance outstanding	$4,748,631	$4,681,671	$4,755,846	$4,697,169
Net fair value adjustments	(340,870)	(125,590)	(339,961)	(125,586)
Fair value	$4,407,761	$4,556,081	$4,415,885	$4,571,583
Original term	12 - 84 months	12 - 60 months
Interest rates (fixed)	3.99% - 31.89%	4.99% - 29.90%
Maturity dates	≤ June 2023	≤ December 2020

Loans invested in by the Company for which there was no associated note or certificate, had an aggregate principal balance outstanding of $35.8 million and a fair value of $35.0 million at June 30, 2016.

At June 30, 2016 the aggregate principal balance outstanding and fair value of the Company’s loans held for sale were $16.6 million and $16.4 million, respectively.

The Company places all loans for all loan products that are contractually past due by 120 days or more on non-accrual status. At June 30, 2016 and December 31, 2015, loans that were 90 days or more past due (including non-accrual loans) were as follows:

	June 30, 2016		December 31, 2015
	> 90 days past due	Non-accrual loans	> 90 days past due	Non-accrual loans
Outstanding principal balance	$32,414	$3,791	$30,094	$4,513
Net fair value adjustments	(26,685)	(3,050)	(25,312)	(3,722)
Fair value	$5,729	$741	$4,782	$791
# of loans (not in thousands)	2,816	385	2,606	382

For all material loan products, the Company's charge-off policy is to charge off loans after 120 days and no later than 150 days past due, or earlier in the event of notification of borrower bankruptcy.

Loan Servicing Rights

At June 30, 2016, loans underlying loan servicing rights had a total outstanding principal balance of $5.98 billion, original terms between 12 and 84 months, monthly payments with interest rates ranging from 2.99% to 33.15% and maturity dates through May 2023. At December 31, 2015, loans underlying loan servicing rights had a total outstanding principal balance of $4.29 billion, original terms between 3 and 84 months, monthly payments with interest rates ranging from 2.99% to 33.15% and maturity dates through December 2022.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

6. Fair Value of Assets and Liabilities

The Company records certain assets and liabilities at fair value as listed in the following tables.

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

June 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans	$—	$—	$4,407,761	$4,407,761
Loans held for sale	—	—	16,410	16,410
Securities available for sale:
Corporate debt securities	—	196,044	—	196,044
Asset-backed securities	—	37,428	—	37,428
U.S. agency securities	—	16,596	—	16,596
U.S. Treasury securities	—	2,525	—	2,525
Other securities	—	6,956	—	6,956
Total securities available for sale	—	259,549	—	259,549
Servicing assets	—	—	16,126	16,126
Total assets	$—	$259,549	$4,440,297	$4,699,846

Liabilities:
Notes and certificates	$—	$—	$4,415,885	$4,415,885
Servicing liabilities	—	—	3,412	3,412
Loan Trailing Fee liability	—	—	2,324	2,324
Total liabilities	$—	$—	$4,421,621	$4,421,621

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

As the Company's loans and related notes and certificates, loans held for sale, the loan servicing rights, and the Loan Trailing Fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. The Company did not transfer any assets or liabilities in or out of Level 3 during the first half of 2016 or the year ended December 31, 2015.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for the Company's Level 3 fair value measurements at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Loans, Notes and Certificates (4)			Servicing Asset/Liability			Loan Trailing Fee Liability
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	3.0%	20.2%	10.5%	3.3%	18.6%	10.5%	3.3%	18.6%	10.6%
Net cumulative expected loss rates (1)	0.3%	28.6%	12.1%	0.3%	28.6%	10.0%	0.3%	28.6%	10.7%
Cumulative expected prepayment rates (1)	8.0%	41.3%	32.7%	8.0%	41.3%	32.3%	8.0%	41.3%	32.1%
Total market servicing rates (% per annum on outstanding principal balance) (2)	N/A	N/A	N/A	0.63%	0.90%	0.63%	N/A	N/A	N/A

	December 31, 2015
	Loans, Notes and Certificates (4)			Servicing Asset/Liability			Loan Trailing Fee Liability
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	2.9%	17.5%	9.0%	3.5%	16.3%	9.4%	N/A	N/A	N/A
Net cumulative expected loss rates (1)	0.3%	22.0%	9.9%	0.3%	22.0%	8.8%	N/A	N/A	N/A
Cumulative expected prepayment rates (1)	23.4%	36.4%	30.8%	8.0%	36.4%	30.5%	N/A	N/A	N/A
Total market servicing rates (% per annum on outstanding principal balance) (3)	N/A	N/A	N/A	0.50%	0.75%	0.50%	N/A	N/A	N/A
N/A Not applicable

(1)	Expressed as a percentage of the original principal balance of the loan, note or certificate.

(2)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

(3)
Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2015, the market rate for collection fees was assumed to be 7 basis points for a weighted-average total market servicing rate of 57 basis points.

(4)	Includes loans held for sale.

At June 30, 2016 and December 31, 2015, the discounted cash flow methodology used to estimate the notes and certificates' fair values used the same projected net cash flows as their related loans. As demonstrated by the following table below, the fair value adjustments for loans were largely offset by the fair value adjustments of the notes and certificates due to the payment dependent design of the notes and certificates and because the principal balances of the loans were very close to the combined principal balances of the notes and certificates.

The following tables present additional information about Level 3 loans, loans held for sale, notes and certificates measured at fair value on a recurring basis for the second quarters and first halves of 2016 and 2015:

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at March 31, 2016	$4,932,346	$(216,190)	$4,716,156	$4,929,468	$(216,019)	$4,713,449
Purchases of loans	1,768,600	—	1,768,600	—	—	—
Issuances of notes and certificates	—	—	—	499,246	—	499,246
Whole loan sales	(1,253,424)	—	(1,253,424)	—	—	—
Principal payments	(594,869)	—	(594,869)	(585,563)	—	(585,563)
Charge-offs	(87,395)	87,395	—	(87,305)	87,305	—
Recoveries	—	(6,743)	(6,743)	—	(6,739)	(6,739)
Change in fair value recorded in earnings	—	(205,549)	(205,549)	—	(204,508)	(204,508)
Ending balance at June 30 , 2016	$4,765,258	$(341,087)	$4,424,171	$4,755,846	$(339,961)	$4,415,885
Loans held for sale at June 30, 2016	$16,627	$(217)	$16,410
Loans at fair value at June 30, 2016	$4,748,631	$(340,870)	$4,407,761

	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at March 31, 2015	$3,276,356	$(45,695)	$3,230,661	$3,295,034	$(45,688)	$3,249,346
Purchases of loans	1,653,617	—	1,653,617	—	—	—
Issuances of notes and certificates	—	—	—	892,026	—	892,026
Whole loan sales	(761,431)	—	(761,431)	—	—	—
Principal payments	(428,925)	—	(428,925)	(424,721)	—	(424,721)
Charge-offs	(44,794)	44,794	—	(44,783)	44,783	—
Recoveries	—	(4,338)	(4,338)	—	(4,327)	(4,327)
Change in fair value recorded in earnings	—	(52,201)	(52,201)	—	(52,200)	(52,200)
Ending balance at June 30, 2015	$3,694,823	$(57,440)	$3,637,383	$3,717,556	$(57,432)	$3,660,124

	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at December 31, 2015	$4,681,671	$(125,590)	$4,556,081	$4,697,169	$(125,586)	$4,571,583
Purchases of loans	3,998,888	—	3,998,888	—	—	—
Issuances of notes and certificates	—	—	—	1,400,504	—	1,400,504
Whole loan sales	(2,561,887)	—	(2,561,887)	—	—	—
Principal payments	(1,181,028)	—	(1,181,028)	(1,169,545)	—	(1,169,545)
Charge-offs	(172,386)	172,386	—	(172,282)	172,282	—
Recoveries	—	(16,934)	(16,934)	—	(16,916)	(16,916)
Change in fair value recorded in earnings	—	(370,949)	(370,949)	—	(369,741)	(369,741)
Ending balance at June 30, 2016	$4,765,258	$(341,087)	$4,424,171	$4,755,846	$(339,961)	$4,415,885
Loans held for sale at June 30, 2016	$16,627	$(217)	$16,410
Loans at fair value at June 30, 2016	$4,748,631	$(340,870)	$4,407,761

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans			Notes and Certificates
	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at December 31, 2014	$2,836,729	$(38,224)	$2,798,505	$2,851,837	$(38,219)	$2,813,618
Purchases of loans	3,128,589	—	3,128,589	—	—	—
Issuances of notes and certificates	—	—	—	1,744,741	—	1,744,741
Whole loan sales	(1,383,576)	—	(1,383,576)	—	—	—
Principal payments	(798,304)	—	(798,304)	(790,432)	—	(790,432)
Charge-offs	(88,615)	88,615	—	(88,590)	88,590	—
Recoveries	—	(7,810)	(7,810)	—	(7,788)	(7,788)
Change in fair value recorded in earnings	—	(100,021)	(100,021)	—	(100,015)	(100,015)
Ending balance at June 30, 2015	$3,694,823	$(57,440)	$3,637,383	$3,717,556	$(57,432)	$3,660,124

The following tables present additional information about Level 3 servicing assets and liabilities measured at fair value on a recurring basis for the second quarters and first halves of 2016 and 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$16,964	$2,827	$3,496	$4,397
Issuances (1)	4,344	808	1,876	1,526
Change in fair value, included in servicing fees	(4,895)	(223)	(540)	(1,092)
Additions, included in deferred revenue	(287)	—	393	—
Fair value at end of period	$16,126	$3,412	$5,225	$4,831

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$10,250	$3,973	$2,181	$3,973
Issuances (1)	9,975	1,740	3,384	2,938
Change in fair value, included in servicing fees	(4,663)	(2,301)	(1,031)	(2,080)
Additions, included in deferred revenue	564	—	691	—
Fair value at end of period	$16,126	$3,412	$5,225	$4,831

(1)	Represents the offsets to the gains or losses on sales of the related loans, recorded in other revenue.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents additional information about Level 3 Loan Trailing Fee liability measured at fair value on a recurring basis for the second quarter and first half of 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Fair value at beginning of period	$1,002	$—
Issuances	1,496	2,498
Cash payment of Loan Trailing Fee	(185)	(189)
Change in fair value, included in origination and servicing	11	15
Fair value at end of period	$2,324	$2,324

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Certain fair valuation adjustments recorded through earnings, related to Level 3 instruments for the second quarter and first halves of 2016 and 2015. Generally, changes in the net cumulative expected loss rates, cumulative prepayment rates, and discount rates will have an immaterial net impact on the fair value of loans, notes and certificates, servicing assets and liabilities, and Loan Trailing Fees.

Certain of these unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, notes and certificates, servicing assets and liabilities, and Loan Trailing Fees, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The Company's selection of the most representative market servicing rates for servicing assets and servicing liabilities is inherently judgmental. The Company reviewed estimated third-party servicing rates for its loans and loans in similar credit sectors, as well as market servicing benchmarking analyses provided by third-party valuation firms. The table below shows the impact on the estimated fair value of servicing assets and liabilities, calculated using different market servicing rate assumptions as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Weighted-average market servicing rate assumptions(1)	0.63%	0.63%	0.50%	0.50%
Change in fair value from:
Servicing rate increase by 0.10%	$(4,866)	$1,239	$(3,504)	$1,589
Servicing rate decrease by 0.10%	$5,107	$(998)	$3,610	$(1,483)

(1)
Represents total market servicing rates, which include collection fees, at June 30, 2016, and base market servicing rates, which exclude collection fees, at December 31, 2015. As of December 31, 2015, the market rate for collection fees was assumed to be 7 basis points for a weighted-average total market servicing rate of 57 basis points.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

June 30, 2016	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents	$572,926	$—	$572,926	$—	$572,926
Restricted cash	127,307	—	127,607	—	127,607
Deposits	872	—	872	—	872
Goodwill	37,283	—	—	37,283	37,283
Total assets	$738,388	$—	$701,405	$37,283	$738,688
Liabilities:
Accrued expenses and other liabilities	$6,796	$—	$—	$6,796	$6,796
Accounts payable	7,651	—	7,651	—	7,651
Payables to investors	87,820	—	87,820	—	87,820
Total liabilities	$102,267	$—	$95,471	$6,796	$102,267

December 31, 2015	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents	$623,531	$—	$623,531	$—	$623,531
Restricted cash	80,733	—	80,733	—	80,733
Deposits	871	—	871	—	871
Total assets	$705,135	$—	$705,135	$—	$705,135
Liabilities:
Accounts payable	$5,542	$—	$5,542	$—	$5,542
Payables to investors	73,162	—	73,162	—	73,162
Total liabilities	$78,704	$—	$78,704	$—	$78,704

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

7. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	June 30, 2016	December 31, 2015
Internally developed software	$59,930	$40,709
Computer equipment	15,859	14,076
Leasehold improvements	16,851	11,559
Purchased software	7,477	5,336
Furniture and fixtures	6,195	5,086
Construction in progress	3,404	2,870
Total property, equipment and software	109,716	79,636
Accumulated depreciation and amortization	(34,614)	(23,706)
Total property, equipment and software, net	$75,102	$55,930

Depreciation and amortization expense on property, equipment and software was $5.9 million and $11.3 million for the second quarter and first half of 2016, respectively. Depreciation and amortization expense on property, equipment and software was $3.8 million and $6.9 million for the second quarter and first half of 2015, respectively.

8. Other Assets

Other assets consist of the following:

	June 30, 2016	December 31, 2015
Loan servicing assets, at fair value	$16,126	$10,250
Prepaid expenses	14,343	16,283
Other investments	10,250	250
Accounts receivable	6,605	4,976
Receivable from investors	4,667	1,117
Deferred financing cost	1,164	1,296
Deferred acquisition compensation	935	1,521
Due from related parties (1)	637	655
Deposits	872	871
Tenant improvement receivable	778	778
Other	520	416
Total other assets	$56,897	$38,413
(1) Represents management fees due to LCA from certain private funds for which LCA acts as the general partner.

9. Intangible Assets and Goodwill

Intangible Assets

The Company's intangible asset balance was $28.5 million and $31.0 million at June 30, 2016 and December 31, 2015, respectively. Amortization expense associated with intangible assets for the second quarter and first six

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

months of 2016 was $1.2 million and $2.4 million, respectively. Amortization expense associated with intangible assets for the second quarter and first six months of 2015 was $1.3 million and $2.8 million, respectively.

Goodwill

The Company's annual goodwill impairment testing date is April 1. In testing for potential impairment of goodwill, management performed an assessment of each of the Company's reporting units (generally defined as the Company's businesses for which financial information is available and reviewed regularly by management). Only the education and patient finance reporting unit contains goodwill. Upon completion of the annual impairment test in the second quarter of 2016, the Company recorded a goodwill impairment expense of $35.4 million.

In the second quarter of 2016, in conjunction with the annual impairment test, the Company decreased its estimates of future earnings for the education and patient finance reporting unit, observed decreases in valuation multiples (i.e. enterprise value to revenue, and enterprise value to earnings before interest, taxes, depreciation, and amortization (EBITDA)) for peer group companies, and observed a marked decrease in the Company's overall market capitalization due, in substantial part to the resignation of Renaud Laplanche as CEO and Chairman and the events leading up to his resignation. In addition, the Company is subject to litigation and other inquiries related to the events surrounding the resignation of Mr. Laplanche. The Company is cooperating fully with these inquiries. The publicity resulting from these events has adversely affected the Company’s brand. These factors were a contributor to the determination that the fair value of the reporting unit was less than its carrying value.

The first step of the analysis is to compare the reporting unit’s estimate fair value to its carrying value. Estimating the fair value of the education and patient finance reporting unit was a subjective process involving the use of estimates and judgments, particularly related to future cash flows, discount rates (including market risk premiums) and market valuation multiples, which as discussed above were impacted by a series of events in the second quarter of 2016. The fair value of the reporting unit was determined using the income approach and the market approach, each a commonly used valuation technique. The Company gave consideration to each valuation technique, as either technique can be an indicator of fair value. For the income approach, the Company estimated future cash flows and used such cash flows in a discounted cash flow model (“DCF model”). A DCF model was selected to be comparable to what would be used by market participants to estimate fair value. The DCF model incorporated expected future growth rates, terminal value amounts, and the applicable weighted-average cost of capital to discount estimated cash flows. The projections used in the estimate of fair value are consistent with the Company’s current forecast and long-range plans for this reporting unit. For the market approach, the valuation of the reporting unit was based on an analysis of enterprise value to revenue and enterprise value to EBITDA valuation multiples. The peer group valuation multiples used in the analysis were selected based on management’s judgment.

The second step of the analysis includes allocating the estimated fair value (determined in the first step) of the reporting unit to its assets and liabilities to determine an implied fair value of goodwill. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in an acquisition. That is, the estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the unit (including unrecognized intangibles such as provider relationships) as if the reporting unit had been acquired and the estimated fair value was the purchase price paid.

Due to the complexity and effort required to estimate the fair value of the reporting unit in the second step of the analysis, the fair value estimates were based on preliminary analyses and assumptions. Based on our preliminary analyses, the implied fair value of the goodwill was lower than the carrying value of the goodwill for the reporting unit. Accordingly, we recorded our best estimate of $35.4 million during the second quarter of 2016, The final measurement of the impairment will be completed in the third quarter of 2016 and further adjustments to the preliminary goodwill impairment charge, if any, may be recorded when we finalize the second step of the goodwill impairment test.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company did not record any goodwill impairment expense in either the second quarter or first six months of 2015.

10. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2016	December 31, 2015
Accrued expenses	$22,403	$14,054
Accrued compensation	18,312	28,780
Investor incentives payable	10,654	—
Deferred rent	7,425	4,615
Transaction fee refund reserve	4,129	578
Deferred revenue	3,115	2,551
Investor interest rate protection agreement	3,329	—
Loan servicing liabilities, at fair value	3,412	3,973
Loan Trailing Fee liability, at fair value	2,324	—
Payable to issuing bank	1,075	955
Deferred tax liability	—	3,446
Early stock option exercise and other equity-related liabilities	61	83
Contingent liabilities	—	700
Other	2,865	1,508
Total accrued expenses and other liabilities	$79,104	$61,243

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents other cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) were as follows:

Three Months Ended June 30,	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized income (loss) on securities available for sale	$796	$650	$146	$(831)	$—	$(831)
Other comprehensive income (loss)	$796	$650	$146	$(831)	$—	$(831)

Six Months Ended June 30,	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized income (loss) on securities available for sale	$1,599	$650	$949	$(831)	$—	$(831)
Other comprehensive income (loss)	$1,599	$650	$949	$(831)	$—	$(831)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Accumulated other comprehensive loss balances were as follows:

Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(1,671)
Change in net unrealized loss on securities available for sale	949
Balance at June 30, 2016	$(722)

12. Secured Borrowings

During the second quarter of 2016, the Company repurchased $22.3 million of near-prime loans from a single institutional investor that did not meet a non-credit, non-pricing requirement of the investor, of which $15.1 million were originally sold to the investor prior to March 31, 2016. As a result, these loans were accounted for as secured borrowings at March 31, 2016. During the second quarter of 2016, the Company resold the loans to a different investor at par. This subsequent transfer qualified for sale accounting treatment, and the loans were removed from the Company's condensed consolidated balance sheet and the secured borrowings liability was reduced to zero in the second quarter of 2016. There were no secured borrowing liabilities as of June 30, 2016.

For additional information regarding this matter, see “Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Board Review” and “Item 4 – Controls and Procedures.”

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

The Credit Facility and pledge and security agreement contain certain covenants applicable to the Company, including restrictions on the Company’s ability to pay dividends, incur indebtedness, pledge its assets, merge or consolidate, make investments, and enter into certain affiliate transactions. The Credit Facility also requires the Company to maintain a maximum total net leverage ratio (defined as the ratio of net debt to Adjusted EBITDA, on a consolidated basis for the four most recent Fiscal Quarter periods) of 4.00:1.00 initially, and which decreases over

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

the term of the Credit Facility to 3.00:1.00 on and after June 30, 2018 (on a consolidated basis). As of June 30, 2016, the total net leverage ratio, calculated as defined in the Credit Facility, was 0%.

The Company did not have any loans outstanding under the Credit Facility during the first half of 2016. The Company capitalized $1.3 million of debt issuance costs, which will be recognized as interest expense through December 17, 2020.

14. Employee Incentive and Retirement Plans

The Company’s equity incentive plans provide for granting stock options and restricted stock units (RSUs) to employees, consultants, officers and directors. In addition, the Company offers a retirement plan and an employee stock purchase plan (ESPP) to eligible employees.

Stock-based compensation expense was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$3,767	$8,126	$11,424	$15,212
RSUs	8,775	1,744	13,901	2,225
ESPP	447	446	835	925
Stock issued related to acquisition	458	2,170	2,308	5,717
Total stock-based compensation expense	$13,447	$12,486	$28,468	$24,079

The following table presents the Company's stock-based compensation expense recorded in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (1)	2016	2015(1)
Sales and marketing	$1,413	$1,713	$3,317	$3,221
Origination and servicing	963	719	1,709	1,325
Engineering and product development	4,480	2,943	8,203	4,741
Other general and administrative	6,591	7,111	15,239	14,792
Total stock-based compensation expense	$13,447	$12,486	$28,468	$24,079

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1 – Basis of Presentation” for additional information.

The Company capitalized $2.1 million and $1.0 million of stock-based compensation expense associated with developing software for internal use during the second quarters of 2016 and 2015, respectively. The Company capitalized $4.0 million and $1.8 million of stock-based compensation expense associated with developing software for internal use during the first halves of 2016 and 2015, respectively.

In addition, the Company recognized $101 thousand and $62 thousand in tax deficits from exercised stock options and RSUs during the second quarter and first half of 2016. There was no net income tax benefit recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options and RSUs due to the full valuation allowance during the second quarter and first half of 2015.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

In the second quarter of 2016, the board of directors or the compensation committee of the board of directors, as appropriate, approved incentive retention awards to certain members of the executive management team and other key personnel. These incentive awards consisted of an aggregate of $16.3 million of RSUs and $18.6 million of cash. These incentive retention awards will be recognized as compensation expense ratably through May 2017.

Equity Incentive Plans

The Company has two equity incentive plans: the 2007 Stock Incentive Plan (2007 Plan) and the 2014 Equity Incentive Plan (2014 Plan). Upon the Company’s IPO in 2014, the 2007 Plan was terminated and all shares that remained available for future issuance under the 2007 Plan at that time were transferred to the 2014 Plan. As of June 30, 2016, 36,325,251 options to purchase common stock granted under the 2007 Plan remain outstanding. As of June 30, 2016, the total number of shares reserved for future grants under the 2014 Plan was 40,719,750 shares, including shares transferred from the 2007 Plan.

Stock Options

The following table summarizes the activities for the Company's stock options during the first half of 2016:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	48,208,911	$3.60
Granted	5,242,583	$7.83
Exercised	(6,420,559)	$0.90
Forfeited/Expired	(6,306,629)	$6.46
Outstanding at June 30, 2016	40,724,306	$4.13	6.1	$72,659
Vested and expected to vest at June 30, 2016	40,575,442	$4.12	6.0	$72,651
Exercisable at June 30, 2016	26,286,055	$2.76	5.1	$65,542

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $4.30 as reported on the New York Stock Exchange on June 30, 2016.

For the first half of 2016, the Company granted service-based stock options to purchase 5,242,583 shares of common stock with a weighted average exercise price of $7.83 per option share, a weighted average grant date fair value of $3.93 per option share and an aggregate estimated fair value of $20.6 million. Stock options granted during the first half of 2016 included 265,987 shares of fully vested stock options granted in lieu of cash bonuses to be paid to certain employees for the 2015 performance period.

For the first half of 2015, the Company granted service-based stock options to purchase 1,131,839 shares of common stock with a weighted average exercise price of $20.23 per option share, a weighted average grant date fair value of $9.92 per option share and an aggregate estimated fair value of $11.2 million.

The aggregate intrinsic value of options exercised was $39.9 million and $44.7 million for the first halves of 2016 and 2015, respectively. The total fair value of stock options vested for the first halves of 2016 and 2015 was $18.1 million and $15.6 million, respectively.

As of June 30, 2016, the total unrecognized compensation cost, net of forfeitures, related to outstanding stock options was $55.2 million, which is expected to be recognized over the next 2.3 years.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected dividend yield	—	—	—	—
Weighted-average assumed stock price volatility	51.4%	48.3%	51.9%	49.4%
Weighted-average risk-free interest rate	1.26%	1.72%	1.37%	1.61%
Weighted-average expected life (in years)	5.60	6.25	6.10	6.25

Restricted Stock Units

The following table summarizes the activities for the Company's RSUs during the first half of 2016:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	4,443,399	$15.23
RSUs granted	19,299,707	$6.21
RSUs vested	(903,839)	$13.64
RSUs forfeited/expired	(2,081,609)	$9.83
Unvested at June 30, 2016	20,757,658	$7.45
Expected to vest after June 30, 2016	20,152,648	$7.46

For the first half of 2016, the Company granted 19,299,707 RSUs with an aggregate fair value of $119.8 million.

As of June 30, 2016, there was $144.4 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 3.1 years.

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

The Company's employees purchased 721,918 shares of common stock under the ESPP during the second quarter and first half of 2016. As of June 30, 2016, a total of 6,195,036 shares remain reserved for future issuance. The Company's employees purchased 211,256 shares under the ESPP during the second quarter and first half of 2015.

The fair value of stock purchase rights granted to employees under the ESPP is measured on the grant date using the
Black-Scholes option pricing model. The compensation expense related to ESPP purchase rights is recognized on a straight-line basis, net of estimated forfeitures, over the 6-month requisite service period. On May 11, 2016 and June 11, 2015, we used the following assumptions in estimating the fair value of the grant under the ESPP which are derived using the same methodology applied to stock option assumptions:

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Expected dividend yield	—	—
Weighted-average assumed stock price volatility	58.9%	38.8%
Weighted-average risk-free interest rate	0.4%	0.1%
Weighted-average expected life (in years)	0.50	0.42

Share Repurchases

On February 9, 2016, the board of directors approved a share repurchase program under which Lending Club may repurchase up to $150.0 million of the Company’s common shares in open market or privately negotiated transactions in compliance with Securities and Exchange Act Rule 10b-18. This repurchase plan is valid for one year and does not obligate the Company to acquire any particular amount of common stock, and may be suspended at any time at Lending Club’s discretion. In the first quarter of 2016, the Company repurchased 2,282,700 shares of its common stock at a weighted average purchase price of $8.52 per share for an aggregate purchase price of $19.5 million. There were no shares repurchased during the second quarter of 2016 and the Company does not currently intend to repurchase additional shares in the near term.

Retirement Plan

Upon completing 90 days of service, employees may participate in the Company’s qualified retirement plan that is governed by section 401(k) of the IRS Code. Participants may elect to contribute a portion of their annual compensation up to the maximum limit allowed by federal tax law. In the first quarter of 2016, the Company approved an employer match of up to 4% of an employee’s eligible compensation with a maximum annual match of $5,000 per employee. The total expense for the employer match for the second quarters of 2016 and 2015 was $1.0 million and $0.5 million, respectively. The total expense for the employer match for the first halves of 2016 and 2015 was $2.5 million and $1.1 million, respectively.

Severance Costs

On June 22, 2016, the Board of Directors (the "Board") of the Company approved a plan to reduce the number of employees, which includes payment of severance benefits to certain employees whose positions were affected. The plan authorized the reduction of up to 179 positions, or approximately 12% of the Company's workforce. The purpose of the action is to reduce costs, streamline operations and more closely align staffing with anticipated loan volumes. As a result, the Company recorded $2.7 million in severance costs, which were comprised predominately of cash severance, and paid $0.1 million during the second quarter of 2016. The remaining $2.6 million of severance costs will be paid in the third quarter of 2016. No such costs were recorded in second quarter and second half of 2015.

The following table presents the Company's severance expense recorded in the condensed consolidated statements of operations:

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Three Months Ended June 30, 2016
Sales and marketing	$772
Origination and servicing	1,174
Engineering and product development	134
Other general and administrative	650
Total severance expense	$2,730

15. Income Taxes

For the second quarter and first half of 2016, the Company recorded income tax benefit of $3.9 million and $3.8 million, respectively. For the second quarter and first half of 2015, the Company recorded income tax expense of $0.4 million and $1.0 million, respectively. The income tax benefit in the second quarter and first half of 2016 included the recognition of a full valuation allowance against deferred tax asset, the tax effects of the impairment of tax deductible goodwill, and the tax effects of unrealized gains credited to other comprehensive income associated with the Company's available for sale portfolio.

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of June 30, 2016 and December 31, 2015, the valuation allowance was $35.4 million and $25.3 million, respectively.

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

Total facilities rental expense for the second quarter and first half of 2016 was $3.6 million and $6.8 million, respectively. Total facilities rental expense for the second quarter and first half of 2015 was $1.6 million and $3.0 million, respectively. Minimum lease payments for the second quarter and first half of 2016 was $2.6 million and $4.9 million, respectively. Minimum lease payments for the second quarter and first half of 2015 was $1.3 million and $2.6 million, respectively.

As of June 30, 2016, the Company pledged $0.8 million of cash and $4.7 million in letters of credit as security deposits in connection with its lease agreements.

The Company's future minimum payments under non-cancelable operating leases in excess of one year as of June 30, 2016, were as follows:

Minimum Rental Payments
2016	$7,077
2017	15,092
2018	16,053
2019	15,621
2020	16,523
Thereafter	57,201
Total	$127,567

Loan Purchase Obligation

Under the Company's loan account program with WebBank, a Utah-chartered industrial bank that serves as the Company's primary issuing bank, WebBank retains ownership of the loans facilitated through Lending Club's marketplace for two business days after origination. As part of this arrangement, the Company has committed to purchase the loans at par, at the conclusion of the two business days. As of June 30, 2016 and December 31, 2015,

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

the Company was committed to purchase loans with an outstanding principal balance of $28.2 million and $77.6 million at par, respectively.

Loan Repurchase Obligations

The Company has historically limited its loan or note repurchase obligations to events of verified identity theft or in connection with certain customer accommodations. As institutional investors seek to securitize loans purchased through the marketplace, the Company has increased the circumstances and the required burden of proof of economic harm under which the Company is obligated to repurchase loans from these investors. We believe these repurchase obligations are customary and consistent with institutional loan and securitization market standards.

In addition to and distinct from the repurchase obligations described in the preceding paragraph, the Company performs certain administrative functions for a variety of retail and institutional investors, including executing, without discretion, loan investments as directed by the investor. To the extent loans do not meet the investor's investment criteria at the time of issuance, or are transferred to the investor as a result of a system error by the Company, the Company is obligated to repurchase such loans at par. As a result of these obligations, we repurchased $36.3 million in loans during the first six months of 2016.

Loan Funding and Purchase Commitments

During the second quarter of 2016, the Company purchased a total of $134.9 million in loans to fulfill regulatory requirements and to support short-term market place equilibrium as discussed below.

As required by applicable regulations, the Company is required to purchase loans resulting from direct marketing efforts if such loans are not otherwise invested in by investors on the platform. During the second quarter of 2016, the Company purchased $35.4 million of such loans. Additionally, loans in the process of being facilitated and originated by the Company's issuing bank partner at June 30, 2016, were substantially funded in July 2016. As of the date of this report, no loans remained without investor commitments and the Company was not required to purchase any of these loans.

Following the events of May 9, 2016, the Company opted to use its own capital to support short-term marketplace equilibrium and purchased $99.5 million in loans during the second quarter of 2016.

As of June 30, 2016, the Company held $35.8 million of loans on its balance sheet.

In addition, if neither Springstone nor the Company can arrange for other investors to invest in or purchase Pool B loans that Springstone facilitates and that are originated by an issuing bank partner, Springstone and the Company are contractually committed to purchase these loans.

The Company and the issuing bank have entered into purchase agreements with three investors to purchase Pool B loans or participation interests in Pool B loans. As of January 5, 2016, any contractual minimum purchase requirements by these three investors had expired. During the first half of 2016, the Company was not required to purchase any Pool B loans or interests in such loans. In connection with this obligation, the Company has deposited $9.0 million into an account at the bank to secure potential, future purchases of these loans, if any.

Credit Support Agreement

The Company is subject to a credit support agreement with Cirrix Capital (Investment Fund). The credit support agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the Investment Fund's certificates that are in excess of a

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

specified, aggregate net loss threshold. The Company is contingently obligated to pledge cash, not to exceed $5.0 million, to support this contingent obligation. As of June 30, 2016, $3.4 million was pledged and restricted to support this contingent obligation.

As of June 30, 2016 and December 31, 2015, the net credit losses pertaining to the Investment Fund's certificates have not exceeded the specified threshold, nor are future net credit losses expected to exceed the specified threshold, and thus no liability has been recorded. The Company currently does not anticipate recording losses under this credit support agreement. If losses related to the credit support agreement are later determined to be likely to occur and are estimable, results of operations could be affected in the period in which such losses are recorded.

Legal

Securities Class Actions. In the first and second quarter of 2016, five putative class action lawsuits alleging violations of federal securities laws were filed in California Superior Court, San Mateo County, naming as defendants the Company, current and former directors, certain officers, and the underwriters in the December 2014 initial public offering (the IPO). All of these actions were consolidated into a single action (Consolidated State Court Action), entitled In re LendingClub Corporation Shareholder Litigation, No. CIV537300, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Securities Act) based on allegedly false and misleading statements in the IPO registration statement and prospectus. Plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities pursuant and/or traceable to the IPO registration statement and prospectus, and seek unspecified compensatory damages, costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The Company believes that the plaintiff’s allegations are without merit, and intends to vigorously defend against the claims.

In May 2016, two related putative securities class actions (entitled Evellard v. LendingClub Corporation, et al., No. 16-CV-2627-WHA, and Wertz v. LendingClub Corporation, et al., No. 16-CV-2670-WHA) were filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain of its officers and directors (Federal Securities Class Actions). Both actions assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and one of them asserts claims under Sections 11 and 15 of the Securities Act similar to those alleged in the Consolidated State Court Action. A hearing on plaintiffs’ motions to consolidate these cases and to appoint lead plaintiffs is set for mid-August 2016. Plaintiffs seek unspecified compensatory damages, costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. On August 5, the Company's motion to stay the consolidated case was denied.

Derivative Lawsuits. In May 2016, a putative shareholder derivative action, entitled Avila v. Laplanche, et al., No. CIV538758, was filed in California Superior Court, San Mateo County, against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. The complaint seeks to assert claims on behalf of the Company for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. In June 2016, a second putative shareholder derivative action, entitled Stadnicki v. Laplanche, et al., No. 16-CV-3072-WHA, was filed in the United States District Court for the Northern District of California against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action was ordered related to the Federal Securities Class Actions. The complaint in the federal derivative action seeks to assert claims on behalf of the Company for violations of Section 14(a) of the 1934 Act in addition to various common law claims. The Company has not yet responded to the complaints in those actions.

Federal Consumer Class Action. In April 2016, a putative class action lawsuit was filed in federal court in New York, alleging that persons received loans, through the Company's platform, that exceeded states' usury limits in violation of state usury and consumer protection laws, and the federal RICO statute. The defendants, in addition to

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

the Company, are WebBank, Steel Partners Holdings, L.P. and the Lending Club Members Trust. The Company has agreed to indemnify WebBank and Steel Partners Holdings, L.P. against certain liabilities in connection with this matter. The plaintiff seeks treble damages, attorneys' fees, and injunctive relief. The Company has filed a motion to compel arbitration on an individual basis, which is now pending. The Company believes that the plaintiff's allegations are without merit, and intends to defend this matter vigorously.

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

On May 9, 2016, following the announcement of the board review described elsewhere in this filing, the Company received a grand jury subpoena from the U.S. Department of Justice (DOJ). The Company was also contacted by the SEC. The Company continues cooperating with the DOJ, SEC and any other governmental or regulatory authorities or agencies. No assurance can be given as to the timing or outcome of these matters.

In addition to the foregoing, the Company may be subject to legal proceedings and regulatory actions in the ordinary course of business. Based on the early stages of the matters above, the Company cannot provide a reasonable estimate of any potential liability arising from any such matter.

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

At December 31, 2015, Mr. Laplanche, the Company's former CEO and Chairman, and a board member owned approximately 2.0% and 10%, respectively, of limited partnership interests in the Investment Fund, a holding company that participates in a family of funds with other unrelated third parties and purchases whole loans and interests in loans from the Company.

During the first six months of 2016, this family of funds purchased $164.7 million of whole loans and interests in whole loans. During the first six months of 2016, the Company earned $821 thousand in servicing fees and $30 thousand in management fees from this family of funds, and paid interest of $4.0 million to the family of funds. The Company believes that the sales of whole loans and interests in whole loans, and the servicing and management fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

On April 1, 2016, the Company closed its $10.0 million investment, for an ownership interest in the Investment Fund of approximately 15%. As of June 30, 2016, the Company, Mr. Laplanche, and a board member owned approximately 18%, 2%, and 9% of limited partnership interests in the Investment Fund, respectively, for an aggregate interest of approximately 29%.

19. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2016, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes or as below, the Company has determined none of these events were required to be recognized or disclosed.

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

Investors use Lending Club to earn attractive risk-adjusted returns from an asset class that has generally been closed to many investors and only available on a limited basis to institutional investors. The capital to invest in the loans enabled through our marketplace comes directly from a wide range of investors, including retail investors, high-net-worth individuals and family offices, banks and finance companies, insurance companies, hedge funds, foundations, pension plans and university endowments, and through a variety of investment channels. Although the Company's overall business model remains premised on the Company not using its balance sheet and assuming credit risk for loans facilitated through our marketplace, the Company may use its capital to support contractual obligations (Pool B loans and repurchase obligations), regulatory commitments (direct mail), support short-term marketplace equilibrium, customer accommodations, or other needs. The Company's use of its capital on the platform from time to time has been, and will be, on terms that are substantially similar to other investors. Additionally, the Company may use its capital to invest in loans associated with the testing or initial launch of new or alternative loan terms, programs or channels to establish a track record of performance prior to facilitating third-party investments in these loans.

We generate revenue from transaction fees from our marketplace’s role in accepting and decisioning applications for our bank partners to enable loan originations, servicing fees from investors for matching available loan assets with capital, and management fees from investment funds and other managed accounts.

Generally, the transaction fees we receive from issuing banks in connection with our marketplace’s role in facilitating loan originations range from 1% to 7% of the initial principal amount of the loan as of June 30, 2016. In addition, for education and patient finance loans, transaction fees may exceed 7% as they include fees earned from issuing banks and service providers. Servicing fees paid to us vary based on investment channel. Note investors generally pay us a servicing fee equal to 1% of payment amounts received from the borrower. Whole loan purchasers pay a monthly servicing fee of up to 1.3% per annum on the month-end principal balance of loans serviced. Certificate holders do not pay a servicing fee, but pay a monthly management fee of up to 1.5% per annum of the month-end balance of assets under management.

Since beginning operations in 2007, our marketplace has facilitated approximately $20.7 billion in loan originations. These loans were facilitated through the following investment channels: (i) the issuance of member payment dependent notes, (ii) the sale of trust certificates, or (iii) the sale of whole loans to qualified investors. Approximately $4.0 billion of our loan originations since inception were invested in through member payment dependent notes, $6.2 billion were invested in through trust certificates and $10.5 billion were invested in through

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

whole loan sales. In the second quarter of 2016, our marketplace facilitated approximately $2.0 billion of loan originations, of which approximately $0.3 billion were invested in through member payment dependent notes, $0.2 billion were invested in through trust certificates and $1.5 billion were invested in through whole loan sales.

Board Review

As previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2016, in light of the circumstances relating to $22.3 million of near-prime loan sales in private transactions with a single institutional investor, as described below, and related issues involving data integrity and contract approval monitoring and review processes, we conducted a review under the supervision of an independent sub-committee of the board of directors and with the assistance of independent outside counsel and other advisors. The review also focused on investment transactions in the Investment Fund by us and two related persons and the other matters described below.

We believe that this review and the review of the additional items discussed below, which were previously disclosed in the Company’s current report on Form 8-K filed on June 28, 2016, are substantially complete, although it is possible that additional issues may arise as part of the Company’s response to ongoing government requests for information.

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

In April 2016, we repurchased these loans at par. As the original transfers to the investor did not meet sale criteria for accounting purposes, the transactions in March 2016 were recorded as secured borrowings and the loans sold to the investor in March were included in loans at fair value on our condensed consolidated balance sheet as of March 31, 2016. In April 2016, we resold these loans at par to a different investor who was aware of the reason for the original repurchase.

In connection with this review, the Company concluded that, as of June 30, 2016, the Company’s internal control over financial reporting was ineffective due to a material weakness and, therefore, the Company’s disclosure controls and procedures were also ineffective. The Company made a similar conclusion with respect to its internal control over financial reporting as of March 31, 2016, as disclosed in our Form 10-Q for the quarter ended March 31, 2016, and its internal control over financial reporting as of December 31, 2015, as disclosed in our Form 10-K/A for the year ended December 31, 2015. For more information about our material weakness and these control issues and proposed remediation steps, see “Item 4 - Controls and Procedures.”

As a further part of this review, an additional independent advisor was retained. The advisor analyzed certain loan data elements from whole loans issued and sold during the second quarter of 2014 through the first quarter of 2016. Excluding the $3.0 million of loans noted above, the advisor observed that 99.99% of the remaining loans display either no changes or changes explained by the normal course of business. We took various control remediation steps, including termination or resignation of senior managers in May 2016 involved in these non-compliant loan sales, and intend to take additional control and other remediation steps in the coming months.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Subsequent to this review, on May 6, 2016, the board of directors accepted the resignation of Renaud Laplanche, our Chairman and CEO. The Company initially appointed Scott Sanborn, its President, as acting CEO and John C. (Hans) Morris, a director, as Executive Chairman. On June 28, 2016, the Company announced that the board of directors appointed Scott Sanborn as the Company's Chief Executive Officer and President, effective June 27, 2016, and that Hans Morris would step down from his temporary role as Executive Chairman. On that date the Company also announced that Mr. Morris had been appointed the independent Chairman of the Board.

The board’s review also discovered that the investment parameters of one of the funds advised by LCA, specifically with respect to the allocation of 60-month loans held by the fund, was out of tolerance. Although the portfolio composition of the fund was disclosed monthly to the investors of the fund, it was not disclosed to our board. The board review also noted that our former CEO and our former Chief Financial Officer (CFO) had pledged some of their Company shares to secure personal loans from a third-party financial institution, which was not disclosed to the board during subsequent deliberations, prior to the discussion referred to below. In January 2016, the reduction in the Company’s share price forced them to refinance. In order to avoid selling shares, the former CEO requested temporary financing, secured by real estate, from an entity related to a director of the Company. Separately, the former CEO then offered to lend an amount to the former CFO to also permit her to refinance her loan. These temporary financing arrangements were discussed with the members of the Audit Committee. The officers obtained new financing from unrelated third parties within three weeks to pay off their temporary financing arrangements. In the opinion of the Company these lending arrangements were executed on normal market terms and, because the Company had no financial involvement in them, did not require approval under the Company’s policy on related-party transactions.

As disclosed in the Company’s current report on Form 8-K filed on June 28, 2016, the Company identified two items that necessitated additional review. The two items identified as part of this additional review were:

The first item was a review of methodologies used to determine the net asset values and monthly return figures reported for six private investment funds (the "Funds") managed by the Company’s subsidiary, LC Advisors ("LCA"). The investment assets held by the Funds are essentially loans facilitated through the Company’s platform and are “level 3 assets”, for which no quoted market price is available and whose fair value is therefore subjective and is determined by LCA estimates and calculations.

The Company determined that adjustments were made to the valuation of the Fund’s assets that were not consistent with generally accepted accounting principles. These adjustments affected the direction and the specific returns reported in monthly statements sent to limited partners. We will reimburse limited partners who, during the life of any fund, entered or exited the funds and who were adversely impacted by these adjustments. This reimbursement is expected to cost approximately $800,000 in total, covering the period from inception of the Funds (the earliest of which was March 2011) through May 31, 2016. At June 30, 2016, the Funds had aggregate total assets of $1.0 billion. LCA is providing each Fund’s respective limited partners revised return figures that exclude prior adjustments.

The Company and LCA engaged an independent valuation firm, with specific expertise in the valuation of marketplace assets, to provide valuation services to the Funds.

In addition, as discussed above, the investment parameters of one of the LCA Funds, with respect to the allocation of 60-month loans, were exceeded. The Company’s review also found that this was due to non-adherence to the fund’s investment strategy, including in part due to the purchase of loans in the first quarter of 2016 that were about to expire on the Lending Club platform.

The Company and LCA have made several changes to improve the governance and the operations of the Funds as a result of this additional review. In June 2016, LCA established a majority independent Governing Board (the "LCA

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Board") for the Funds. The LCA Board will provide fiduciary oversight and make binding determinations for certain actions and activities of the Funds including approval of valuation policies and procedures, and review and adherence to respective investment strategies. Further, we are realigning responsibilities for accounting and financial reporting for the Funds within the Company.

In the second item, the Company identified 32 loans made in the second half of December 2009 through the Lending Club platform, totaling approximately $722,800 in originations and $25,000 in revenue, to the Company’s former CEO, Renaud Laplanche, and three of his family members. All but three of these loans were repaid in full in January and February of 2010, with the remaining three loans held to maturity and paid in full. The Company’s review has found that these loans were issued in order to help increase reported platform loan volume for December 2009. Based on the review, the Company is confident that there are no other situations in which Mr. Laplanche inappropriately originated loans in his or his family’s name during periods after December 2009.

Effectiveness of Scoring Models

Our ability to attract borrowers and investors to our marketplace is significantly dependent on our platform’s ability to effectively evaluate a borrower’s credit profile and likelihood of default. The loans facilitated through our marketplace are originated by our issuing bank partners using proprietary risk algorithms to analyze an applicant’s risk profile that are based upon the issuing bank’s underwriting guidelines and credit policy. Additionally, loan applications are evaluated against and must comply with the underwriting standards of the originating banks.
Our marketplace’s credit decisioning and scoring models are evaluated on a regular basis and the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate are leveraged to continually improve the models. If the platform is unable to effectively evaluate borrowers’ credit worthiness, borrowers and investors may lose confidence in our marketplace. Additionally, our ability to effectively segment borrowers into relative risk profiles impacts our ability to offer attractive interest rates for borrowers as well as our ability to offer investors attractive risk-adjusted returns, both of which directly relate to our users’ confidence in our marketplace. Our marketplace’s credit decisioning and scoring models assign each loan offered on our marketplace a corresponding interest rate and origination fee. Our investors’ returns are a function of the assigned interest rates for each particular loan invested in less any defaults over the term of the applicable loan. We believe we have a history of effectively evaluating borrower’s credit worthiness and likelihood of defaults, as evidenced by the performance of various loan vintages facilitated through our marketplace. The following charts display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through June 30, 2016, by booking year, for all grades and 36 or 60 month terms of standard program loans for each of the years shown.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Cumulative Lifetime Charge-off Rates All 36 Month Standard Program Personal Loans
% of Original Loan Balances
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
1
3
5
7
9
11
13
15
17
19
21
23
25
27
29
31
33
35
Months on Book
Y2008
Y2009
Y2010
Y2011
Y2012
Y2013
Y2014
Y2015
Y2016

Net Cumulative Lifetime Charge-off Rates All 60 Month Standard Program Personal Loans
% of Original Loan Balances
18.0%
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
1 3 5 7 9 11 13 15 17 19 21 23 25 27 29 31 33 35 37 39 41 43 45 47 49 51 53 55 57 59
Months on Book
Y2010
Y2011
Y2012
Y2013
Y2014
Y2015
Y2016

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan Portfolio Information and Credit Metrics

The Company classifies the loans held on its balance sheet into three major loan products: standard program personal loans, custom program personal loans and other loans. The majority of the loans facilitated on our platform and retained on the balance sheet are standard program personal loans which represent loans made to prime borrowers that are publicly available to note investors and through certificates to private investors. Custom program personal loans include all other personal loans that are not eligible for our standard program and are available only to private investors. Other loans is comprised of education and patient finance loans, small business loans, and small business lines of credit. The loans on the balance sheet are financed by notes issued by the Company, certificates issued by the Trust or invested in directly by the Company.

Fair Value and Delinquencies

The outstanding principal balance, fair value and percentage of these loans that are delinquent, by loan product are as follows:

	June 30, 2016			December 31, 2015
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)
Personal loans - standard program	$4,404.5	92.9%	2.4%	$4,376.7	97.4%	2.2%
Personal loans - custom program	328.7	91.2	3.8	271.2	95.8	2.4
Other loans (1)	32.1	97.2	3.2	33.8	98.2	2.4
Total	$4,765.3	92.8%	2.5%	$4,681.7	97.3%	2.2%
(1) Components of other loans are each less than 10% of the outstanding loan balance presented individually and in the aggregate.
(2) Expressed as a percent of outstanding principal balance.

Declines in the fair value of loans from December 31, 2015 to June 30, 2016 were partially driven by increases in the yields provided to investors to purchase the Company’s loans, notes and certificates, and to a lesser extent, by increased expected credit losses. In the second quarter of 2016, the Company began offering cash incentives to some investors that increased expected loan yields and reduced the fair value of previously purchased loans.

The percentage of delinquent loans has increased primarily due to an increase in the average age of our loan portfolio. See discussion below for further details on the credit performance of the Company’s loan portfolio.

Net Annualized Charge-Off Rates

The following tables show annualized net charge-off rates, which is an alternative measure of the credit performance of the Company’s portfolio from the graphs above. The net cumulative lifetime charge-off rates show total charge-offs as a function of original principal balance, while these tables show the annualized net charge-off rates that reflect the charged-off balance of loans in a specific period as a percentage of the average outstanding balance of the loans during the periods presented.

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last completed quarters below, are as follows:

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended
Total Platform (1)	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Personal Loans-Standard Program:
Annualized net charge-off rate	4.0%	4.2%	4.7%	5.0%	4.9%
Weighted average age in months	9.2	9.2	9.3	9.5	10.3

Personal Loans-Custom Program:
Annualized net charge-off rate	6.2%	5.9%	7.0%	8.2%	8.6%
Weighted average age in month	6.3	6.6	6.9	7.3	8.4

	Three Months Ended
Loans retained on balance sheet	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Personal Loans-Standard Program:
Annualized net charge-off rate	4.6%	5.0%	5.4%	6.2%	6.5%
Weighted average age in months	10.2	10.2	10.3	10.9	12.1

Personal Loans-Custom Program:
Annualized net charge-off rate	3.1%	3.9%	4.4%	5.6%	8.2%
Weighted average age in month	4.5	4.8	5.1	5.8	8.4
(1) Total platform comprises all loans facilitated through the marketplace including whole loans sold and loans financed by notes and certificates.

Annualized net charge-off rates are affected by the portfolio grade and term mix and the average age of the loans in the portfolio at any one period. The pace at which the portfolio increases will therefore also have an impact on the net annualized charge-off rate in a period. The increase in the annualized net charge-off rate over the past five quarters is primarily due to an increase in the average age of the loans. We generally expect charge-off rates to increase with loan age, as new loans generally have fewer credit losses than seasoned loans.  Prior to 2016, the Company’s loan portfolio grew significantly as the volume of loans facilitated increased. As a result the average age of the portfolio, and with it the average charge-off rate, stayed low during that period. In 2016, loan originations have grown at a slower rate, causing average loan age to increase thereby driving an increase in the aggregate annualized charge-off rate metric. A secondary driver of increase in annualized charge-off rates is the expansion of the loan products to a larger population in 2014 and 2015 which has experienced higher charge-offs but generally have higher interest rates compared to current loan vintages. We generally expect that the annualized net charge-off rate metric will continue to rise if the average age of the portfolio continues to increase.

The annualized net charge-off rates for standard program loans are higher for the retained loans compared to the total platform level for each period because of a difference in grade distribution for the two portfolios. The proportion of grade A and B loans is about 30% of the retained loan portfolio compared to about 42% for the total platform level. This difference in loan grade distribution results in higher net charge-off rates for the loans on the balance sheet, as grade A and B loans have lower expected and actual credits losses.

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

Marketing Effectiveness and Strategic Relationships

We have dedicated significant resources to our marketing and brand advertising efforts and strategic relationships. Our marketing efforts are designed to build awareness of Lending Club and attract borrowers and investors to our marketplace. We use a diverse array of marketing channels and are constantly seeking to improve and optimize our experience both on- and offline to achieve efficiency and a high level of borrower and investor satisfaction. We also continue to invest in our strategic relationships to raise awareness of our platform and attract borrowers and investors to our marketplace. Our operating results and ability to sustain and grow loan volume will depend, in part, on our ability to continue to make effective investments in marketing and the effectiveness of our strategic relationships. As a result of our recent events and reduced investor confidence, it may be more difficult for us to attract additional strategic relationships.

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

Regulatory Environment

The regulatory environment for credit and online marketplaces such as ours is complex, evolving and uncertain, creating both challenges and opportunities that could affect our financial performance. We and the loans facilitated through our marketplace are subject to extensive and complex rules and regulations, licensing and examination by various federal, state and local government authorities designed to, among other things, protect borrowers (such as truth in lending, equal credit opportunity, fair credit reporting and fair debt collection practices) and investors. Our primary issuing bank, WebBank, is subject to oversight by the FDIC and the State of Utah. The other two issuing banks are NBT Bank and Comenity Capital Bank. NBT Bank is subject to oversight by the OCC and the New York Department of Financial Services, and Comenity Capital Bank is subject to oversight by the FDIC and the Utah Department of Financial Institutions. These authorities impose obligations and restrictions on our activities and the loans facilitated through our marketplace. For example, these rules limit the fees that may be assessed on the loans, require extensive disclosure to, and consents from, the borrowers and lenders, prohibit discrimination and unfair and deceptive acts or practices and may impose multiple qualification and licensing obligations on our activities.

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

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

In May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. The defendant petitioned the U.S. Supreme Court to review the decision and in March 2016, the Court invited the Solicitor General to file a brief expressing the views of the U.S. on the petition. The Solicitor General filed an amicus brief that stated the Second Circuit decision was incorrect, but that the case was not yet ready to be heard by the Supreme Court. In June 2016, the Supreme Court declined to hear the case. The Federal District Court is now hearing the case in regards to Midland’s alternative claim regarding choice of law, which if successful, could allow Midland to prevail and the loan to be enforceable as issued.

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

While we are subject to the regulatory and enforcement authority of the Consumer Financial Protection Bureau (CFPB), as a facilitator, servicer or acquirer of consumer credit, the CFPB has recently announced that it intends to expand its supervisory authority, through the use of “larger participant rules,” to cover larger marketplace lenders, non-bank installment lenders and auto lenders. The CFPB has announced larger participant rules for auto lenders but has not yet announced specifics regarding its proposed rulemaking for installment loan lenders and, consequently, there continues to be uncertainty as to how the CFPB’s strategies and priorities, including any final rules, will impact our unsecured installment loan business and our results of operations going forward.

In addition, as a result of events surrounding the resignation of our CEO, we have received inquiries from governmental entities, and we continue to cooperate fully. Responding to inquiries of this nature are costly and time consuming, can generate negative publicity, and could have a material and adverse effect on our business.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Current Economic and Business Environment

Lending Club monitors a variety of economic, credit and competitive indicators so that borrowers can benefit from meaningful savings compared to alternatives, and investors can continue to find attractive risk-adjusted returns compared to other fixed income investments or investment alternatives. In the first six months of 2016, we observed mixed economic data, including low first quarter U.S. GDP growth, which caused us to remain cautious in our overall credit performance outlook.

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

In response to our observation of underperforming pockets, and taking into account a cautious economic outlook from our platform investors and ourselves, platform interest rates were raised by an average of 32 basis points in January 2016, 23 basis points in April 2016 and again in June 2016 by a weighted average total of 55 basis points, primarily in more economically sensitive loan grades D through G. In April 2016 and again in June 2016, we eliminated underperforming populations from the platform's credit policy that was mainly characterized by high indebtedness, an increased propensity to accumulate debt and lower credit scores. Together, these actions accounted for eliminating approximately 9% of total loan volume on an annualized basis. These changes were made mostly to provide more loss coverage to investors in the event of a possible slowdown in the economy and address updated loss forecasts in pockets of the credit spectrum.

In addition to the increased interest rates, the origination fee paid by borrowers was also increased. These combined rates and fee increases may negatively impact the volume of loans facilitated through our marketplace.

As a result of the circumstances surrounding the loan sales noted above under "Board Review", a number of investors that, in the aggregate, have contributed a significant amount of funding on the platform, paused their investments in loans through the platform as they perform audit and validation tests on their portfolios, or are otherwise reluctant to invest. The reduction in investment capital resulting from this pause has had a corresponding effect on loan applications that we can make available on our platform for investment and, therefore, originations and corresponding revenue through the platform. While the Company saw some existing investors re-engage and commence investing in loans late in the second quarter of 2016, total origination volume was approximately 30% lower in the second quarter of 2016 compared to the first quarter of 2016. We believe it is uncertain whether the trend of returning investors will continue or what impact it may have on our business, results of operations, financial condition or our stockholders. With or without incentives, it is possible that these investors may not all return to our platform or may not return at their previous scale. We continue to meet with current and prospective platform investors in order to increase the amount of capital committed to the platform. We may enter into agreements with large institutional investors in order to increase the amount of available capital through the platform.

We are actively exploring ways to increase investor engagement in our platform and obtain additional investment capital for the platform loans. During the second quarter of 2016, the Company offered cash incentives to investors to obtain additional capital for the platform. The Company anticipates providing some level of investor incentives in the third quarter of 2016, and expects such incentives to be lower as a percentage of originations. There is no assurance that we will be able to enter into any of these transactions, or if we do, that the final terms will be beneficial to us. If our attempts to secure additional investor capital to meet platform origination volume are not successful, we likely may need to use a greater amount of our own capital to purchase loans on our platform

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

compared to prior periods, particularly in light of regulatory commitments to fund loans solicited by direct mail and other contractual purchase obligations.

At March 31, 2016, the outstanding principal balance of loans for which the Company invested in amounted to $23.8 million. During the second quarter of 2016, the Company purchased a total of $134.9 million in loans to fulfill regulatory requirements and to support short-term marketplace equilibrium. The Company was able to find additional investors in these loans, or previously funded loans, and resold $135.5 million of these loans before June 30, 2016. The outstanding principal balance of loans for which the Company remained invested in as of June 30, 2016 amounted to $35.8 million.

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

The interplay of the volume, timing and quality of loan applications, investment appetite, investor confidence in our data, controls and processes and available investment capital from investors, platform loan processing and originations, and the subsequent performance of loans, which directly impacts our servicing fees, can affect our revenue in any particular period. These drivers collectively result in transaction, servicing or management fees earned by us related to these transactions and their future performance. As these drivers can be affected by a variety of factors, both in and out of our control, revenues may fluctuate from period to period. Factors that can affect these drivers and ultimately revenue and its timing include:

•	market confidence in our data, controls, and processes,

•	announcements of governmental inquiries or private litigation,

•	the mix of loans,

•	cost,

•	availability or the timing of the deployment of investment capital by investors,

•	the availability and amount of new capital from pooled investment vehicles and managed accounts that typically deploy their capital at the start of a period,

•	the amount of purchase limitations we can impose on larger investors as a way to maintain investor balance and fairness,

•	the attractiveness of alternative opportunities for borrowers or investors,

•	the responsiveness of applicants to our marketing efforts,

•	expenditures on marketing initiatives in a period,

•	the sufficiency of operational staff to process any manual portion of the loan applications in a timely manner,

•	the responsiveness of borrowers to satisfy additional income or employment verification requirements related to their application,

•	borrower withdrawal rates,

•	the percentage distribution of loans between the whole and fractional loan platforms,

•	platform system performance,

•	seasonality in demand for our platform and services, which is generally lower in the first and fourth quarters,

•	and other factors.

Given these factors, at any point in time, we have loan applications in various stages from initial application through issuance. Depending upon the timing and impact of these factors, loans may not be issued by our issuing bank in the same period in which the corresponding application was originally made resulting in a portion of that subsequent

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

period’s revenue being earned from loan applications that were initiated in the immediately prior period. Consistent with our revenue recognition accounting policy under GAAP, we do not recognize the associated transaction fee revenue with a loan until the loan is issued by our issuing banks and the proceeds are delivered to the borrower. Our receipt of a transaction fee is not impacted by who or how a loan is invested in.

Key Operating and Financial Metrics

We regularly review a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2016	March 31, 2016	June 30, 2015	2016	2015
Loan originations	$1,955,401	$2,750,033	$1,911,759	$4,705,434	$3,546,849
Operating revenue(1)	$102,391	$151,265	$96,119	$253,656	$177,164
Net loss(2)	$(81,351)	$4,137	$(4,140)	$(77,214)	$(10,514)
Contribution(3)(4)	$34,096	$68,142	$44,344	$102,238	$80,832
Contribution margin(3)(4)	33.3%	45.0%	46.1%	40.3%	45.6%
Adjusted EBITDA(3)	$(30,116)	$25,228	$13,399	$(4,888)	$24,045
Adjusted EBITDA margin(3)	(29.4)%	16.7%	13.9%	(1.9)%	13.6%

(1)	See “Factors That Can Affect Revenue” for more information regarding operating revenue.

(2)	See “Results of Operations” for more information regarding operating revenue and net loss.

(3)
Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measure, see “Reconciliations of Non-GAAP Financial Measures.”

(4)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of Operations – Operating Expenses” for additional information.

Loan Originations

We believe originations are a key indicator of the adoption rate of our marketplace, growth of our brand, scale of our business, strength of our network effect, economic competitiveness of our products and future growth. Loan originations have historically grown significantly over time due to increased awareness of our brand, our high borrower and investor satisfaction ratings, the effectiveness of our borrower acquisition channels, a strong track record of loan performance and the expansion of our capital resources. Factors that could affect loan originations include investor confidence in our platform and internal processes, the amount of our capital available to invest in loans, interest rate and economic environment; the competitiveness of our products, primarily based on our platform's rates and fees; the success of our operational efforts to balance investor and borrower demand; any limitations on the ability of our issuing banks to originate loans; our ability to develop new products or enhance existing products for borrowers and investors; the success of our sales and marketing initiatives and the success of borrower and investor acquisition and retention.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company's originations and weighted average transactions fees (as a percent of origination balance) by its major and material loan products are as follows:

	Three Months Ended
	June 30, 2016		March 31, 2016		June 30, 2015
(in millions, except percentages)	Origination Volume	Weighted Average Transaction Fees	Origination Volume	Weighted Average Transaction Fees	Origination Volume	Weighted Average Transaction Fees
Personal loans - standard program	$1,443.4	4.9%	$2,087.2	4.5%	$1,452.4	4.4%
Personal loans - custom program	295.7	5.4	459.2	4.9	286.5	4.9
Other loans (1)	216.3	4.4	203.6	4.4	172.9	4.4
Total	$1,955.4	4.9%	$2,750.0	4.5%	$1,911.8	4.5%
(1) Components of other loans are less than 10% of the origination volume presented individually.

	Six Months Ended
	June 30, 2016		June 30, 2015
(in millions, except percentages)	Origination Volume	Weighted Average Transaction Fees	Origination Volume	Weighted Average Transaction Fees
Personal loans - standard program	$3,530.6	4.7%	$2,742.4	4.4%
Personal loans - custom program	754.9	5.1	481.4	4.9
Other loans (1)	419.9	4.4	323.0	4.2
Total	$4,705.4	4.7%	$3,546.8	4.5%
(1) Components of other loans are less than 10% of the origination volume presented individually.
Loans Serviced On Our Platform
The following table provides the outstanding principal balance of loans serviced at the end of the periods indicated, by the method that the loans were financed (in millions):

	June 30, 2016	December 31, 2015
Notes	$1,816	$1,573
Certificates	2,914	3,105
Whole loans sold	5,981	4,289
Other(1)	36	3
Total	$10,747	$8,970

(1)	Includes loans invested in by the Company for which there were no associated notes or certificates.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended			Change (%)
	June 30, 2016	March 31, 2016	June 30, 2015	Q2 2016 vs Q2 2015	Q2 2016 vs Q1 2016
Operating revenues:
Transaction fees	$96,605	$124,508	$85,651	13%	(22)%
Servicing fees	11,603	16,942	6,479	79%	(32)%
Management fees	3,053	3,545	2,548	20%	(14)%
Other revenue	(8,870)	6,270	1,441	N/M	N/M
Total operating revenue	102,391	151,265	96,119	7%	(32)%
Net interest income and fair value adjustments	1,049	1,029	798	31%	2%
Total net revenue	103,440	152,294	96,917	7%	(32)%
Operating expenses (1):
Sales and marketing	49,737	66,575	39,501	26%	(25)%
Origination and servicing	20,934	19,198	14,706	42%	9%
Engineering and product development	29,209	24,198	18,214	60%	21%
Other general and administrative	53,457	38,035	28,247	89%	41%
Goodwill impairment	35,400	—	—	N/M	N/M
Total operating expenses	188,737	148,006	100,668	87%	28%
Income (loss) before income tax expense	(85,297)	4,288	(3,751)	N/M	N/M
Income tax (benefit) expense	(3,946)	151	389	N/M	N/M
Net income (loss)	$(81,351)	$4,137	$(4,140)	N/M	N/M
N/M - Not meaningful.

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of
Operations – Operating Expenses” for additional information.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30,
	2016	2015	Change (%)
Operating revenues:
Transaction fees	$221,113	$158,133	40%
Servicing fees	28,545	11,871	140%
Management fees	6,598	4,763	39%
Other revenue	(2,600)	2,397	N/M
Total operating revenue	253,656	177,164	43%
Net interest income and fair value adjustments	2,078	985	111%
Total net revenue	255,734	178,149	44%
Operating expenses (1):
Sales and marketing	116,312	73,971	57%
Origination and servicing	40,132	26,907	49%
Engineering and product development	53,407	32,112	66%
Other general and administrative	91,492	54,657	67%
Goodwill impairment	35,400	—	N/M
Total operating expenses	336,743	187,647	79%
Loss before income tax expense	(81,009)	(9,498)	N/M
Income tax (benefit) expense	(3,795)	1,016	N/M
Net loss	$(77,214)	$(10,514)	N/M

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of
Operations – Operating Expenses” for additional information.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

	Three Months Ended			Change (%)
	June 30, 2016	March 31, 2016	June 30, 2015	Q2 2016 vs Q2 2015	Q2 2016 vs Q1 2016
Transaction fees	$96,605	$124,508	$85,651	13%	(22)%
Servicing fees	11,603	16,942	6,479	79%	(32)%
Management fees	3,053	3,545	2,548	20%	(14)%
Other revenue	(8,870)	6,270	1,441	N/M	N/M
Total operating revenue	102,391	151,265	96,119	7%	(32)%
Net interest income and fair value adjustments	1,049	1,029	798	31%	2%
Total net revenue	$103,440	$152,294	$96,917	7%	(32)%

	Six Months Ended June 30,
	2016	2015	Change (%)
Transaction fees	$221,113	$158,133	40%
Servicing fees	28,545	11,871	140%
Management fees	6,598	4,763	39%
Other revenue	(2,600)	2,397	N/M
Total operating revenue	253,656	177,164	43%
Net interest income and fair value adjustments	2,078	985	111%
Total net revenue	$255,734	$178,149	44%
N/M - Not meaningful.

Our primary sources of revenue consist of fees received for transactions through or related to our marketplace and include transaction, servicing and management fees. The analysis below is presented for the following periods: Second quarter of 2016 compared to the second quarter of 2015 (Quarter Over Quarter), second quarter of 2016 compared to the first quarter of 2016 (Sequential), and the first half of 2016 compared to the first half of 2015 (Six Months Over Six Months).

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform through our marketplace's role in facilitating loan originations. The amount of these fees is based upon the terms of the loan, including grade, rate, term and other factors. As of June 30, 2016, these fees ranged from 1% to 7% of the initial principal amount of a loan. In addition, for education and patient finance loans, transaction fees may exceed 7% as they include fees earned from issuing banks and service providers.

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

In July 2016, we recognized approximately $6.4 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the second quarter of 2016. In July

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

2015, we recognized approximately $13.5 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the second quarter of 2015.

Quarter Over Quarter: Transaction fees were $96.6 million and $85.7 million for the second quarters of 2016 and 2015, respectively, an increase of 13%. The increase was primarily driven by higher average transactions fees in the second quarter of 2016. The average transaction fee as a percentage of the initial principal balance of the loan was 4.9% and 4.5% for the second quarters of 2016 and 2015, respectively.

Sequential: Transaction fees were $96.6 million and $124.5 million for the second and first quarter of 2016, respectively, a decrease of 22%. The decrease was primarily due to a decrease in loans facilitated through our marketplace from $2.8 billion for the first quarter of 2016 to approximately $2.0 billion for the second quarter of 2016, a decrease of 29%. The average transaction fee as a percentage of the initial principal balance of the loan was 4.9% and 4.5% for the second and first quarter of 2016, respectively.

Six Months Over Six Months: Transaction fees were $221.1 million and $158.1 million for the first halves of 2016 and 2015, respectively, an increase of 40%. The increase was due to an increase in loans facilitated through our marketplace from $3.5 billion for the first half of of 2015 to approximately $4.7 billion for the first half of 2016, an increase of 33%, as well as higher average transaction fees in the first half of 2016. The average transaction fee as a percentage of the initial principal balance of the loan was 4.7% and 4.5% for the first halves of 2016 and 2015, respectively.

Servicing Fees

Servicing fees paid to us vary based on investment channel. Servicing fees compensate us for the costs we incur in servicing the related loan, including managing payments from borrowers, collections, payments to investors and maintaining investors’ account portfolios. The amount of servicing revenue earned is predominantly affected by the various servicing rates paid by note and whole loan investors in the applicable investment channels, the outstanding principal balance of whole loans serviced, and the amount of principal and interest collected from borrowers and remitted to note and certain certificate investors. Additionally, servicing fee revenue includes the change in fair value of our servicing assets and liabilities associated with loans that we sell.

Quarter Over Quarter: Servicing fee revenue increased during the second quarter of 2016 compared to the same period in 2015 primarily due to increases in both the balances of whole loans sold and the loan balances that underlie the notes and certificates. Additionally, servicing fee revenue increased due to higher contractual collection fees.

Sequential: Servicing fee revenue decreased during the second quarter of 2016 compared to the first quarter of 2016 primarily due to the compounding effect of a one-time increase of approximately $4.0 million in the first quarter of 2016, partially offset by a $2.8 million decrease in the second quarter of 2016 in our servicing asset fair value. The increase in the first quarter of 2016 resulted from an increase in the collection fee assumption used in the fair value of the Company's servicing rights. The decrease in the second quarter of 2016 resulted from an increase in the assumption of the market rate of loan servicing. The change in fair value of servicing rights is recorded in servicing fee revenue.

Servicing rights are recorded as either an asset or liability depending on the degree to which the contractual loan servicing fee is above or below, respectively, an estimated market rate loan servicing fee. During the second quarter of 2016, the Company increased its assumption of the market rate of loan servicing from 57 basis points per annum to 63 basis points per annum, based on review of estimated third party servicing rates and market servicing benchmarking analyses provided by two third party valuation firms. The increase in the assumption of a market rate of loan servicing caused the value of the Company’s servicing rights to decrease. The recording of the change in

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

fair value of servicing rights does not affect the contractual servicing rates that the Company collects from the whole loan investors on a monthly basis.

Six Months Over Six Months: Servicing fee revenue increased during the first half of 2016 compared to the same period in 2015 due to increases in both the balances of whole loans sold and the loan balances that underlie the notes and certificates.

The table below illustrates the composition of servicing fees by source for each period presented:

	Three Months Ended			Change (%)
	June 30, 2016	March 31, 2016	June 30, 2015	Q2 2016 vs Q2 2015	Q2 2016 vs Q1 2016
Servicing fees related to whole loans sold	$11,392	$9,500	$3,475	N/M	20%
Note servicing fees	4,883	5,132	2,452	99%	(5)%
Servicing fees before change in fair value of servicing assets and liabilities	16,275	14,632	5,927	175%	11%
Change in fair value of servicing assets and liabilities, net	(4,672)	2,310	552	N/M	N/M
Total servicing fees	$11,603	$16,942	$6,479	79%	(32)%

	Six Months Ended June 30,
	2016	2015	Change (%)
Servicing fees related to whole loans sold	$20,892	$6,087	N/M
Note servicing fees	10,015	4,735	112%
Servicing fees before change in fair value of servicing assets and liabilities	30,907	10,822	186%
Change in fair value of servicing assets and liabilities, net	(2,362)	1,049	N/M
Total servicing fees	$28,545	$11,871	79%

Management Fees

Investors in funds managed by LCA, pay a monthly management fee based on the month-end balance of their assets under management, ranging from 0.7% to 1.5% per annum. LCA does not earn any carried interest from the investment funds. For managed account certificate holders, LCA earns a management fee of up to 1.2% per annum of the month-end balance of their assets under management. Any of these fees may be waived or reduced at the discretion of LCA. A significant portion of the management fees is earned from the funds that are managed by LCA. We currently anticipate that the assets under management associated with these funds will decrease as a result of a significant amount of redemption requests received. This potential reduction will negatively affect management fee revenue. At June 30, 2016, the aggregate assets of these funds were $1.1 billion and outstanding aggregate redemption requests totaled $571.3 million.

Quarter Over Quarter: Management fees were $3.1 million and $2.5 million for the second quarters of 2016 and 2015, respectively, an increase of 20%. The increase in management fees was primarily due to an increase in the total assets under management and outstanding certificate balances.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Sequential: Management fees were $3.1 million and $3.5 million for the second and first quarter of 2016, respectively, a decrease of 14% due to a one time fee reduction.

Six Months Over Six Months: Management fees were $6.6 million and $4.8 million for the first halves of 2016 and 2015, respectively, an increase of 39%. The increase in management fees was primarily due to an increase in the total assets under management and outstanding certificate balances.

Other Revenue

Other revenue primarily consists of gains and losses on sales of whole loans and referral revenue. In connection with whole loan sales, in addition to the transaction and servicing fees earned with respect to the corresponding loan, we recognize a gain or loss on the sale of that loan based on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee. Referral revenue consists of fees earned from third-party companies when customers referred by us complete specified actions with a third-party company.

The table below illustrates the composition of other revenue for each period presented:

	Three Months Ended			Change (%)
	June 30, 2016	March 31, 2016	June 30, 2015	Q2 2016 vs Q2 2015	Q2 2016 vs Q1 2016
Gain (loss) on sales of loans	$(10,447)	$4,699	$360	N/M	N/M
Referral revenue	$1,510	$1,532	$1,071	41%	(1)%
Other	67	39	10	N/M	72%
Other revenue (loss)	$(8,870)	$6,270	$1,441	N/M	N/M

	Six Months Ended June 30,
	2016	2015	Change (%)
Gain (loss) on sales of loans	$(5,748)	$455	N/M
Referral revenue	$3,042	$1,919	59%
Other	106	23	N/M
Other revenue (loss)	$(2,600)	$2,397	N/M

Quarter Over Quarter: Other revenue (loss) was $(8.9) million and $1.4 million for the second quarters of 2016 and 2015, respectively. The sale of loans in the second quarter of 2016 resulted in approximately $14.0 million of incentives provided to investors that will be paid in the third quarter of 2016. The Company has not historically provided such incentives in previous periods. The Company anticipates providing some level of investor incentives in the third quarter of 2016, and expects such incentives to be lower as a percentage of originations. Lower incentives may result in a decline of investment capital leading to lower originations.

Sequential: Other revenue (loss) was $(8.9) million and $6.3 million for the second and first quarter of 2016, respectively.

Six Months Over Six Months: Other revenue (loss) was $(2.6) million and $2.4 million for the first halves of 2016 and 2015, respectively.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Interest Income and Fair Value Adjustments

	Three Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015
Net interest income	$2,089	$1,196	$799
Net fair value adjustments	(1,040)	(167)	(1)
Net interest income and fair value adjustments	$1,049	$1,029	$798

	Six Months Ended June 30,
	2016	2015
Net interest income	$3,285	$991
Net fair value adjustments	(1,207)	(6)
Net interest income and fair value adjustments	$2,078	$985

Except as set forth below, we generally do not assume principal or interest rate risk on loans facilitated through our marketplace because loan balances, interest rates and maturities are matched and offset by an equal balance of notes or certificates with the exact same interest rates and maturities. We only make principal and interest payments on notes and certificates to the extent that we receive borrower payments on corresponding loans. As a servicer, we are only required to deliver borrower payments to the extent that we actually receive them. As a result, on our statement of operations for any period and balance sheet as of any date, (i) interest income on loans corresponds to the interest expense on notes and certificates and (ii) loan balances correspond to note and certificate balances with variations resulting from timing differences between the crediting of principal and interest payments on loans and the disbursement of those payments to note and certificate holders. Interest income on loans the Company purchased is recorded in the condensed consolidated statement of operations without corresponding interest expense.

During the second quarter of 2016, the Company purchased a total of $134.9 million in loans to fulfill regulatory requirements and to support short-term marketplace equilibrium. The Company was able to find additional investors in these loans, or previously funded loans, and resold $135.5 million of these loans before June 30, 2016. The outstanding principal balance of loans for which the Company remained invested in as of June 30, 2016 amounted to $35.8 million. The Company recorded a negative fair valuation adjustment on the loans it had remained invested in as of June 30, 2016 of approximately $1.0 million during the second quarter of 2016. See “Part I – Financial Information – Item 1 – Financial Statements – Note 12 – Secured Borrowings” for additional information.

Additionally, interest income includes interest income earned on cash and cash equivalents and the securities available for sale portfolio. Our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. The following table provides additional detail related to net interest income and fair value adjustments:

	Three Months Ended			Change (%)
	June 30, 2016	March 31, 2016	June 30, 2015	Q2 2016 vs Q2 2015
Interest income:
Loans	$178,452	$176,644	$129,742	38%
Securities available for sale	750	742	548	37%
Cash and cash equivalents	483	493	236	105%
Total interest income	179,685	177,879	130,526	38%
Interest expense:
Notes and certificates	(177,596)	(176,683)	(129,727)	37%
Total interest expense	(177,596)	(176,683)	(129,727)	37%
Net interest income	$2,089	$1,196	$799	161%
Average outstanding balances:
Loans	$4,836,993	$4,858,954	$3,503,786	38%
Notes and certificates	$4,832,056	$4,876,021	$3,522,177	37%
N/M - Not meaningful.

	Six Months Ended June 30,
	2016	2015	Change (%)
Interest income:
Loans	$355,096	$243,034	46%
Securities available for sale	1,492	548	172%
Cash and cash equivalents	976	416	135%
Total interest income	357,564	243,998	47%
Interest expense:
Notes and certificates	(354,279)	(243,007)	46%
Total interest expense	(354,279)	(243,007)	46%
Net interest income	$3,285	$991	N/M
Average outstanding balances:
Loans	$4,847,973	$3,300,085	47%
Notes and certificates	$4,854,039	$3,316,518	46%
N/M - Not meaningful.

Interest income from loans was $178.5 million and $129.7 million for the second quarters of 2016 and 2015, respectively. The increase in interest income was primarily due to the increase in the outstanding balances of loans. Interest income from loans was $355.1 million and $243.0 million for the first halves of 2016 and 2015, respectively. The increase in interest income was primarily due to the increase in the outstanding balances of loans.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Interest expense for notes and certificates was $177.6 million and $129.7 million for the second quarters of 2016 and 2015, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of notes and certificates. Interest expense for notes and certificates was $354.3 million and $243.0 million for the first halves of 2016 and 2015, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of notes and certificates.

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

The net fair value adjustments were immaterial for the second quarters of and first halves of 2016 and 2015. The losses from fair value adjustments on loans were largely offset by the gains from fair value adjustments on notes and certificates due to the borrower payment dependent design of the notes and certificates and due to the principal balances of the loans being similar to the combined principal balances of the notes and certificates.

Operating Expenses

Our operating expenses consist of sales and marketing, origination and servicing, engineering and product development and other general and administrative expenses as described below.

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

In the fourth quarter of 2015, we disaggregated the expense previously reported as “General and administrative” into “Engineering and product development” and “Other general and administrative” expense. Additionally, we reclassified certain operating expenses between “Sales and marketing,” “Origination and servicing,” “Engineering and product development” and “Other general and administrative” expense to align such classifications and

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

presentations with how we currently manage the operations and these expenses. These changes had no impact to “Total operating expenses.” Prior period amounts have been reclassified to conform to the current presentation. In light of the significant decrease in the trading price of our common stock in May 2016, we began offering retention packages and therefore our operating expenses may increase starting in the second quarter of 2016. In addition, we have incurred and expect to continue to incur significant legal and other expenses in connection with the inquiries and private litigation that has risen and may continue to arise from the internal review of the sub-committee of the board of directors discussed above.

	Three Months Ended			Change %
	June 30, 2016	March 31, 2016	June 30, 2015(1)	Q2 2016 vs Q2 2015	Q2 2016 vs Q1 2016
Sales and marketing	$49,737	$66,575	$39,501	26%	(25)%
Origination and servicing	20,934	19,198	14,706	42%	9%
Engineering and product development	29,209	24,198	18,214	60%	21%
Other general and administrative	53,457	38,035	28,247	89%	41%
Goodwill impairment	35,400	—	—	N/M	N/M
Total operating expenses	$188,737	$148,006	$100,668	87%	28%
N/M - Not meaningful.

(1)	Prior period amounts have been reclassified to conform to the current period presentation.

Sales and marketing expense was $49.7 million and $39.5 million for the second quarters of 2016 and 2015, respectively, an increase of 26%. The increase was primarily due to a $4.8 million increase in variable marketing expenses, a $2.8 million increase in non-recurring advisory fee, and a $2.4 million increase in personnel-related expenses associated with higher headcount levels, retention costs, and severance costs. On a sequential basis, sales and marketing expense was $49.7 million and $66.6 million for the second quarter of 2016 compared to the first quarter of 2016, respectively, a decrease of 25%. The decrease was primarily due to a $20.6 million decrease in variable marketing expense in order to balance the loans on platform and investor demand, offset by $2.7 million increase in non-recurring advisory fee and $1.1 million increase in personnel-related expenses associated with higher headcount levels, retention costs, and severance costs.

Origination and servicing expense was $20.9 million and $14.7 million for the second quarters of 2016 and 2015, respectively, an increase of 42%. The increase was primarily due to a $1.9 million increase in consumer reporting agency and loan processing costs, driven by a higher outstanding balance of loans serviced and a $4.3 million increase in personnel-related expenses associated with higher headcount levels, retention costs, and severance costs. On a sequential basis, origination and servicing expense was $20.9 million and $19.2 million for the second quarter of 2016 compared to the first quarter of 2016, respectively, an increase of 9%. The increase was primarily due to $2.4 million increase in personnel-related expenses associated with higher headcount levels, retention costs, and severance costs.

Engineering and product development expense was $29.2 million and $18.2 million for the second quarters of 2016 and 2015, respectively, an increase of 60%. The increase was primarily driven by investment in our platform and product development, which included a $6.3 million increase in personnel-related expenses resulting from increased headcount, retention costs, and a $3.8 million increase in equipment, software and depreciation expense. On a sequential basis, engineering and product development expense was $29.2 million and $24.2 million for the second quarter of 2016 compared to the first quarter of 2016, respectively, an increase of 21% . The increase was primarily driven by investment in our platform and product development, which included a $2.9 million increase in personnel-related expenses resulting from increased headcount, retention costs, and a $1.8 million increase in equipment, software and depreciation expense.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

We capitalized $10.4 million and $5.8 million in software development costs in the second quarters of 2016 and 2015, respectively.

Other general and administrative expense was $53.5 million and $28.2 million for the second quarters of 2016 and 2015, respectively, an increase of 89%. The increase was primarily due to a $14.0 million increase in legal, audit, communications, and advisory fees associated with the board review and government inquiries discussed above, including investigating the matters identified in the board review, supporting investor due diligence activities, remediation efforts and pending and potential future litigation matters. The increase was also due to a $7.4 million increase in salaries and stock-based compensation expense related to increased headcount, retention costs, and severance costs, as we invested in infrastructure and support teams, as well as a $2.5 million increase in facilities expense. On a sequential basis, other general and administrative expense was $53.5 million and $38.0 million for the second quarter of 2016 compared to the first quarter of 2016, respectively, an increase of 41%. The increase was primarily due to a $12.6 million increase in legal, audit, communications, and advisory fees associated with the board review discussed above, including investigating the matters identified in the board review, supporting investor due diligence activities, remediation efforts and litigation matters that have arisen, and may continue to arise. The increase was also due to a $1.8 million increase in salaries and stock-based compensation expense related to increased headcount, retention costs, and severance costs, as we invested in infrastructure and support teams.

	Six Months Ended June 30,
	2016	2015(1)	Change (%)
Sales and marketing	$116,312	$73,971	57%
Origination and servicing	40,132	26,907	49%
Engineering and product development	53,407	32,112	66%
Other general and administrative	91,492	54,657	67%
Goodwill impairment	35,400	—	N/M
Total operating expenses	$336,743	$187,647	79%
N/M - Not meaningful.

(1)	Prior period amounts have been reclassified to conform to the current period presentation.

Sales and marketing expense was $116.3 million and $74.0 million for the first halves of 2016 and 2015, respectively, an increase of 57%. The increase was primarily due to $33.8 million increase in variable marketing that drove higher loan originations, a $4.7 million increase in personnel-related expense associated with higher headcount levels, retention costs, severance costs, and a $2.9 million increase in non-recurring advisory fees.

Origination and servicing expense was $40.1 million and $26.9 million for the first halves of 2016 and 2015, respectively, an increase of 49%. The increase was primarily due to $7.3 million increase in consumer reporting agency and loan processing costs, both driven by a higher loan originations and higher outstanding balance of loans serviced, and a $5.1 million increase in personnel-related expenses associated with higher headcount levels, retention costs, and severance costs.

Engineering and product development expense was $53.4 million and $32.1 million for the first halves of 2016 and 2015, respectively, an increase of 66%. The increase was primarily driven by investment in our platform and product development, which included a $12.9 million increase in personnel-related expenses resulting from increased headcount, retention costs, and a $6.6 million increase in equipment, software and depreciation expense.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

We capitalized $20.1 million and $10.6 million in software development costs in the first halves of 2016 and 2015, respectively.

Other general and administrative expense was $91.5 million and $54.7 million for the first halves of 2016 and 2015, respectively, an increase of 67%. The increase was primarily due to a $15.4 million increase in legal, audit, communications, and advisory fees associated with the board review discussed above, including investigating the matters identified in the board review, supporting investor due diligence activities, remediation efforts and litigation matters that have arisen, and may continue to arise. The increase is also due to a $14.4 million increase in salaries and stock-based compensation expense related to increased headcount as we invested in infrastructure and support teams, retention costs, severance costs, as well as a $4.8 million increase in facilities expense.

Goodwill Impairment

Goodwill impairment consists of a charge for the excess of the fair value of goodwill over the carrying value of the education and patient finance reporting unit.

In the second quarter of 2016, the Company recorded a goodwill impairment charge of $35.4 million as related to the education and patient finance reporting unit. There were no goodwill charges in the first quarter of 2016 or the first half of 2015. See Note 9 Intangible Assets and Goodwill for a further description of this impairment. If the performance of the education and patient finance reporting unit fails to meet current expectations, it is possible that the carrying value of this reporting unit, even after the current impairment charge, will exceed its fair value, which could result in further recognition of a noncash impairment of goodwill that could be material.

Income Taxes

For the second quarter and first half of 2016 we recorded income tax benefit of $3.9 million and $3.8 million, respectively. For the second quarter and first half of 2015, we recorded income tax expense of $0.4 million and $1.0 million, respectively. The income tax benefit in the second quarter and first half of 2016 included the recognition of a full valuation allowance against deferred tax assets, the tax effect of the impairment of tax deductible goodwill, which reversed the indefinite-lived deferred tax liability the Company has recorded since 2014, and the tax effects of unrealized gains credited to other comprehensive income.

We continued to record a valuation allowance against the net deferred tax assets. As of June 30, 2016, the valuation allowance was $35.4 million. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures in evaluating our operating results. We believe that contribution, contribution margin, adjusted EBITDA and adjusted EBITDA margin help identify trends in our core business results and allow for greater transparency with respect to key metrics used by our management in its decision making.

Our non-GAAP measures of contribution, contribution margin, adjusted EBITDA, and adjusted EBITDA margin have limitations as analytical tools and you should not consider them in isolation. These non-GAAP measures should not be viewed as substitutes for, or superior to, net income (loss) as prepared in accordance with GAAP. In

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents which include the following:

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

Contribution and Contribution Margin

Contribution is a non-GAAP financial measure that is calculated as operating revenue less “sales and marketing” and “origination and servicing” expenses on the Company’s Statement of Operations, adjusted to exclude non-cash stock-based compensation expense within these captions. These costs represent the costs that are most directly related to generating such operating revenue. Contribution Margin is a non-GAAP financial measure calculated by dividing Contribution by total operating revenue.

Contribution and Contribution Margin are measures of overall direct product profitability that our management and board of directors find useful, and believe investors may find useful, in understanding the relationship between costs most directly associated with revenue generating activities and the related revenue, and remaining amount available to support our costs of engineering and product development and other general and administrative expense to evaluate our operating performance and trends. While we believe Contribution and Contribution Margin are useful for the reasons above, they should not be used as an overall measure of our profitability, as they exclude engineering and product development and other general and administrative expenses which are required to run our business. Factors that affect our Contribution and Contribution Margin include revenue mix, variable marketing expenses and origination and servicing expenses.

The following table shows the calculation of contribution and contribution margin.

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operating Revenue	$102,391	$151,265	$96,119	$253,656	$177,164
Less: Sales and marketing (1)	49,737	66,575	39,501	116,312	73,971
Less: Origination and servicing (1)	20,934	19,198	14,706	40,132	26,907
Total direct expenses	$70,671	$85,773	$54,207	$156,444	$100,878
Add: Stock-based compensation (2)	$2,376	$2,650	$2,432	$5,026	$4,546
Contribution(1)	$34,096	$68,142	$44,344	$102,238	$80,832
Contribution margin(1)	33.3%	45.0%	46.1%	40.3%	45.6%

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of Operations – Operating Expenses” for additional information.

(2)	Contribution also excludes stock-based compensation expense included in the sales and marketing and origination and servicing expense categories.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of net income (loss) to contribution for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income (loss)	$(81,351)	$4,137	$(4,140)	$(77,214)	$(10,514)
Net interest income and fair value adjustments	(1,049)	(1,029)	(798)	(2,078)	(985)
Engineering and product development expense(1)	29,209	24,198	18,214	53,407	32,112
Other general and administrative expense(1)	53,457	38,035	28,247	91,492	54,657
Goodwill impairment	35,400	—	—	35,400	—
Stock-based compensation expense(1)(2)	2,376	2,650	2,432	5,026	4,546
Income tax (benefit) expense	(3,946)	151	389	(3,795)	1,016
Contribution(1)	$34,096	$68,142	$44,344	$102,238	$80,832
Total operating revenue	$102,391	$151,265	$96,119	$253,656	$177,164
Contribution margin(1)	33.3%	45.0%	46.1%	40.3%	45.6%

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of Operations – Operating Expenses” for additional information.

(2)	Contribution also excludes stock-based compensation expense included in the sales and marketing and origination and servicing expense categories.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure that includes operating revenue less certain non-recurring expenses including interest, and certain non-cash expenses including amortization and depreciation, and stock-based compensation expense. Adjusted EBITDA margin is a non-GAAP financial measure calculated by dividing adjusted EBITDA by total operating revenue.

The Company believes that adjusted EBITDA is an important measure of operating performance because it allows management, investors and our board to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing the impact of asset base (depreciation and amortization), other non-operating, and share-based compensation, tax consequences, and our capital structure (interest expense from any outstanding debt). Additionally the Company utilizes Adjusted EBITDA as an operating performance measure as an input into the Company’s calculation of the annual bonus plan. In addition to its use by management, Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of our company and other companies in our industry as well as in the broader financial services and technology industries.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income (loss)	$(81,351)	$4,137	$(4,140)	$(77,214)	$(10,514)
Net interest income and fair value adjustments	(1,049)	(1,029)	(798)	(2,078)	(985)
Acquisition and related expense	293	293	403	586	697
Depreciation expense:
Engineering and product development	4,917	4,493	3,261	9,410	6,005
Other general and administrative	993	906	524	1,899	928
Amortization of intangible assets	1,180	1,256	1,274	2,436	2,819
Goodwill impairment	35,400	—	—	35,400	—
Stock-based compensation expense	13,447	15,021	12,486	28,468	24,079
Income tax (benefit) expense	(3,946)	151	389	(3,795)	1,016
Adjusted EBITDA (1)	$(30,116)	$25,228	$13,399	$(4,888)	$24,045
Total operating revenue	$102,391	$151,265	$96,119	$253,656	$177,164
Adjusted EBITDA margin	(29.4)%	16.7%	13.9%	(1.9)%	13.6%

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of Operations – Operating Expenses” for additional information.

Operating expenses include the following amounts of stock based compensation for the periods presented.

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Sales and marketing	$1,413	$1,904	$1,713	$3,317	$3,221
Origination and servicing	963	746	719	1,709	1,325
Engineering and product development	4,480	3,723	2,943	8,203	4,741
Other general and administrative	6,591	8,648	7,111	15,239	14,792
Total stock-based compensation expense (1)	$13,447	$15,021	$12,486	$28,468	$24,079

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of Operations – Operating Expenses” for additional information.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investments by Investment Channel and Investor Concentration

The following table shows the percentage of loan originations funded by investment channel for the periods presented.

	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Originations by Investor Type:
Managed accounts	41%	36%	38%	30%	35%
Self-managed, individuals	15%	15%	13%	15%	17%
Banks	28%	26%	23%	34%	28%
Other institutional investors	16%	23%	26%	21%	20%
Total	100%	100%	100%	100%	100%

The following table provides the percentage of loans invested in by the ten largest investors during each of the previous five quarters (by dollars invested):

	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Percentage of Loans Invested In by Ten Largest Investors (by $ invested)	61%	58%	58%	51%	62%

For the quarter ended June 30, 2016, no single investor accounted for more than 15% of the loans invested in through our marketplace. The composition of the top ten investors may vary from period to period. In addition to these investors, private funds associated with LCA and publicly issued member payment dependent notes accounted for approximately 2% and 17%, respectively, of investment capital provided through our marketplace during the period.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Liquidity and Capital Resources

Liquidity

The following table sets forth certain cash flow information for the periods presented:

	Six Months Ended June 30,
Condensed Cash Flow Information:	2016	2015
Net cash (used for) provided by operating activities	$(1,190)	$21,773

Cash flow used for loan investing activities (1)	(222,412)	(938,899)
Cash flow used for all other investing activities	(44,516)	(424,527)
Net cash used for investing activities	(266,928)	(1,363,426)

Cash flow provided by note/certificate, and secured borrowings financing (1)	214,044	946,521
Cash flow provided by all other financing activities	3,469	15,818
Net cash provided by financing activities	217,513	962,339
Net decrease in cash and cash equivalents	$(50,605)	$(379,314)

(1)
Cash flow used for loan investing activities includes the purchase of loans and repayment of loans facilitated through our marketplace. Cash flow provided by note/certificate and secured borrowings financing activities includes the issuance of notes and certificates to investors and the repayment of those notes and certificates. These amounts generally correspond and offset each other.

Our short-term liquidity needs generally relate to our working capital requirements. These liquidity needs are met through cash generated from the operations of facilitating loan originations. If the recent pause in investor funding on our platform, as described above, continues, cash generated from facilitating loan originations could decline, in which case we may need to use our cash on hand, which was $572.9 million at June 30, 2016, to meet our working capital needs. The Company additionally had $259.5 million of available for sale securities at June 30, 2016. As shown in the table above, the Company had negative operating cash flow for the first six months of 2016. The net loss during the first six months of 2016, including cash expenses for legal, audit, communications, and advisory fees associated with the board review and government inquiries discussed above, including investigating the matters identified in the board review, supporting investor due diligence activities, remediation efforts and pending and potential future litigation matters, along with the purchases of loans the Company intends to sell, contributed to the negative operating cash flow for the six months ended June 30, 2016. Generally, there has been no material impact on our liquidity position as of June 30, 2016, related to the purchase of loans in the first six months of 2016; as such, loans generally were funded by proceeds from the issuance of corresponding notes and certificates, or such loans have been sold on the same day to whole loan investors.

As a result of recent events arising out of our board review noted above, we are actively exploring ways to restore investor confidence in our platform and obtain investment capital for the platform. See “Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment.”

Additionally, given the payment dependent structure of the notes and certificates, principal and interest payments on notes and certificates are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity. During the second quarter of 2016, the Company purchased a total of $134.9 million in loans to fulfill regulatory requirements and to support short-term marketplace equilibrium. The Company was able to find additional investors in these loans, or previously funded loans, and resold $135.5 million

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

of these loans before June 30, 2016. The outstanding principal balance of loans for which the Company remained invested in as of June 30, 2016 amounted to $35.8 million. See “Item 4 – Controls and Procedures.”

Cash and cash equivalents are primarily held in institutional money market funds and interest-bearing deposit accounts at investment grade financial institutions. Cash and cash equivalents were $572.9 million and $623.5 million as of June 30, 2016 and December 31, 2015, respectively. Changes in the balance of cash and cash equivalents during the first half of 2016 were primarily a result of timing related to working capital requirements or investments in or out of our securities available for sale portfolio and changes in restricted cash and other investments.

Restricted cash consists primarily of checking, money market and certificate of deposit accounts that are: (i) pledged to or held in escrow by the Company’s correspondent banks as security for transactions processed on or related to our platform or activities by certain investors; (ii) pledged through a credit support agreement with a certificate holder or (iii) investors’ funds transactions-in-process that have not yet been applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds. Restricted cash was $127.6 million and $80.7 million at June 30, 2016 and December 31, 2015, respectively. The increase is primarily attributable to additional transactions related to our platform or with certain investors.

In April 2015, we invested in securities classified as available for sale. The fair value of securities available for sale as of June 30, 2016 was $259.5 million. At June 30, 2016, these securities include corporate debt securities, asset-backed securities, U.S. agency securities, U.S. Treasury securities and other securities. All securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses. These securities provided $1.8 million of interest income for the first half of 2016. These securities continue to be available to meet liquidity needs.

Our available liquidity resources may also be provided by external sources. On December 17, 2015, we entered into a credit and guaranty agreement with several lenders for an aggregate $120 million secured revolving credit facility (Credit Facility). In connection with the credit agreement, we entered into a pledge and security agreement with Morgan Stanley Senior Funding, Inc., as collateral agent. Proceeds of loans made under the Credit Facility may be borrowed, repaid and reborrowed until December 17, 2020. Repayment of any outstanding proceeds are payable on December 17, 2020, but may be prepaid without penalty. We did not have any loans outstanding under the Credit Facility during the first half of 2016. See “Part I – Financial Information – Item 1 – Financial Statements – Note 13 – Debt” for additional information.

On February 9, 2016, our board of directors approved a share repurchase program under which we may repurchase up to $150 million of our common shares in open market or privately negotiated transactions in compliance with Securities and Exchange Act Rule 10b-18. This repurchase program is valid for one year and does not obligate the Company to acquire any particular amount of common stock, and may be suspended at any time at Lending Club’s discretion. During the six months ended June 30, 2016, we repurchased 2,282,700 shares of our common stock for an aggregate purchase price of $19.5 million. See “Part I – Financial Information – Item 1 – Financial Statements – Note 14 – Employee Incentive and Retirement Plans” for additional information.

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

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

With the announcement of the initial results of the internal board review on May 9, 2016 and additional results disclosed on June 28, 2016, many investors paused or reduced their investment activity. The Company has been focused on working with these investors to resume their investment activity and on bringing new investors to the platform. During the second quarter of 2016 the Company offered cash incentives to investors in exchange for investment activity. If the Company's attempts to secure additional investor capital to meet platform origination volume are not successful, the Company may choose to provide further cash incentives, or enter into different additional incentive structures or terms, including the use of the Company's equity, to attract investor capital to the platform. Failure to attract investor capital on reasonable terms may result in the Company having to use additional capital to invest in loans or reduce origination volume. These actions may have material adverse impacts on the Company's business, financial condition (including its liquidity), results of operations or ability to sustain and grow loan volume. For a description of recent developments and their potential impact to our liquidity and capital resources, see “Current Economic and Business Environment” above.

We believe based on our projections and ability to reduce loan volume if needed, that our cash on hand, funds available from our line of credit, and our cash flow from operations is expected to be sufficient to meet our liquidity needs for the next twelve months.

Capital Resources

Capital expenditures were $26.9 million, or 10.5% of total net revenue, and $15.9 million, or 9.0% of total net revenue, for the first halves of 2016 and 2015, respectively. Capital expenditures in 2016 are expected to be approximately $62.0 million, primarily related to continued investment in infrastructure and technology.

Off-Balance Sheet Arrangements

As of June 30, 2016, a total of $4.7 million in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026. There were no off-balance sheet arrangements during the first half of 2015.

Contingencies

The Company's contingencies as of June 30, 2016 are included in “Part I – Financial Information – Item 1 – Financial Statements – Note 16 – Commitments and Contingencies.”

Critical Accounting Policies and Estimates

Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first half of of 2016, except as noted below.

Goodwill and Intangible Assets

Goodwill represents the fair value of acquired businesses in excess of the aggregate fair value of the identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Our annual impairment testing date is April 1. Impairment exists whenever the carrying value of goodwill exceeds its implied fair value. Adverse changes in impairment indicators such as loss of key personnel, increase regulatory oversight, or unplanned changes in our operations could result in impairment. We recognized

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

$35.4 million goodwill impairment expense during the second quarter of 2016. We did not recognize any goodwill impairment during the second quarter of 2015.

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

The Company recorded a goodwill impairment during the second quarter of 2016 after completing the annual impairment test. See “Part I – Financial Information – Item 1 – Financial Statements – Note 9 –Intangible Assets and Goodwill” for additional information.

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

LC Trust I

We have determined that LC Trust I (the Trust) is a VIE and that we have a controlling financial interest in the Trust and therefore we must consolidate the Trust in our condensed consolidated financial statements. We established the Trust in February 2011 and funded it with a nominal residual investment. We are the only residual investor in the Trust. The purpose of the Trust is to acquire and hold loans for the benefit of investors who have invested in certificates issued by the Trust. The Trust conducts no other business other than purchasing and retaining loans or

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

portions thereof for the benefit of the investment funds and their underlying limited partners. The Trust holds loans, none of which are financed by us. The cash flows from the loans held by the Trust are used to repay obligations under the certificates. The Trust’s assets and liabilities were reflected in the consolidated financial statements at June 30, 2016 and December 31, 2015.

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

Investment In Cirrix Capital

On April 1, 2016, the Company closed its $10.0 million investment, for an ownership interest of approximately 15%, in Cirrix Capital (Investment Fund), a holding company to a family of funds that purchases loans and interests in loans from the Company. Per the partnership agreement, the family of funds can invest up to 20% of their assets outside of whole loans and interests in whole loans facilitated by the Company. At June 30, 2016, 100% of the family of funds' assets were comprised of whole loans and interests in loans facilitated by Lending Club's platform. A board member also has limited partnership interests in the Investment Fund that resulted in an aggregate ownership of approximately 29% in the Investment Fund at June 30, 2016 by the board member and the Company.

The Company's investment is deemed to be a variable interest in the Investment Fund because the limited partnership interest shares in the expected returns and losses of the Investment Fund. The expected returns and losses of the Investment Fund result from the net returns of the family of funds owned by the Investment Fund, which are derived from interest income earned from loans and interests in whole loans that are purchased by the Investment Fund. Such loans and interests in loans were facilitated by the Company. Additionally, the Investment Fund is considered a VIE. The Company is not the primary beneficiary of the Investment Fund because the Company does not have the power to direct the activities that most significantly affect the Investment Fund’s economic performance. As a result, the Company does not consolidate the operations of the Investment Fund in financial statements of the Company. The Company accounts for this investment under the equity method of accounting, which approximates its maximum exposure to loss as a result of its involvement in the Investment Fund. At June 30, 2016, the Company's investment was $10.0 million, which was recorded in other assets in the condensed consolidated balance sheet.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Separately, the Company is subject to a credit support agreement that requires it to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the interests in whole loans that are in excess of a specified, aggregate net loss threshold. The Related Party Investors and the Company are excluded from receiving any benefits, if provided, from this credit support agreement. As of June 30, 2016, the Company has not been required to nor does it anticipate recording losses under this agreement. In conjunction with the Company's determination that the Company has a variable interest in a VIE, the Investment Fund, it is required to disclose the Company's maximum exposure to loss under this credit support agreement, which was $39.4 million and $34.4 million at June 30, 2016 and December 31, 2015, respectively, which assumes that all loans covered by this credit support agreement default.

The Investment Fund passes along credit risk to the limited partners. The Company did not design the Investment Fund’s investment strategy and cannot require the Investment Fund to purchase loans. Additionally, the Company reviewed whether it collectively, with the board member's investment, had power to control the Investment Fund and concluded that it did not based on the unilateral ability of the general partner to exercise power over the limited partnership and the inability of the limited partners to remove the general partner. See “Note 18 – Related Party Transactions” for additional information.

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

There have been no other significant changes to these critical accounting policies and estimates during the first half of 2016.

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

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Subsequent Event
On August 2, 2016, the Board accepted Carrie Dolan’s voluntary resignation as the Company’s Chief Financial Officer and principal accounting officer, effective the same day.  In connection with Ms. Dolan’s resignation, the Board appointed Bradley Coleman as the principal accounting officer and interim Chief Financial Officer, while the Company completes a search for a permanent Chief Financial Officer. Mr. Coleman has served as the Company’s Controller since December 2013 and will continue in that role while fulfilling his new duties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices or interest rates.

Except for the loans invested in by the Company, we generally do not assume principal or interest rate risk on loans funded through our marketplace because loan balances, interest rates and maturities of loans are matched and offset by an equal balance of notes and certificates with the exact same interest rates and maturities. Accordingly, we believe that we do not have any material exposure to changes in the net fair value of these combined loan, note and certificate portfolios as a result of changes in interest rates. For loans that are invested in by the Company, the Company has exposure to interest rate risk.

During the second quarter of 2016, the Company purchased a total of $134.9 million of loans to fulfill regulatory requirements and to support short-term marketplace equilibrium. The Company was able to find additional investors in these loans, or previously funded loans, and resold $135.5 million of these loans before June 30, 2016. The outstanding principal balance of loans for which the Company remained invested in as of June 30, 2016 was $35.8 million. See “Part I – Financial Information – Item 1 – Financial Statements – Note 12 – Secured Borrowings” for additional information. We do not believe the interest rate risk associated with these loans held as of June 30, 2016 is material. We will experience increased exposure to interest rate risk if we increase the amount of our capital used to invest in loans given the pausing of investment by platform investors based upon the outcome of the review described above. See “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment” and “Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity.” We do not hold or issue financial instruments for trading purposes.

The fair values of loans and the related notes and certificates are determined using a discounted cash flow methodology. The fair value adjustments for loans are largely offset by the fair value adjustments of the notes and certificates due to the borrower payment dependent design of the notes and certificates and due to the total principal balances of the loans being very close to the combined principal balances of the notes and certificates. The Company recorded a negative fair value adjustment related to the loans the Company invested in as of June 30, 2016 of approximately $1.0 million during the second quarter of 2016.

We had cash and cash equivalents of $572.9 million as of June 30, 2016. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions and institutional money market funds, which are short-term. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will modestly increase the interest income earned on these cash balances.

LENDINGCLUB CORPORATION

Interest Rate Sensitivity

The Company holds securities available for sale. At June 30, 2016, the fair value of our securities available for sale portfolio was $259.5 million, consisting of corporate debt securities, asset-backed securities, U.S. agency securities, U.S. Treasury securities and other securities. To mitigate the risk of loss, our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, the Company limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on our securities available for sale and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.8 million in the fair value of our securities available for sale as of June 30, 2016. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $1.7 million in the fair value of our securities available for sale as of June 30, 2016. Any realized gains or losses resulting from such interest rate changes would only be recorded if we sold the securities prior to maturity and the securities were not considered other-than-temporarily impaired.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and interim Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and interim CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

As previously disclosed, during the second quarter of 2016, we identified a material weakness in our internal control over financial reporting, as described further in “Changes in Internal Control Over Financial Reporting” below. As a result of the circumstances giving rise to the material weakness described below, the Company's CEO and interim CFO have concluded that the Company's disclosure controls and procedures were not effective at a level that provides reasonable assurance that the objectives of disclosure controls and procedures were met as of June 30, 2016.

The identified material weakness is the result of the aggregation of control deficiencies related to the Company’s “tone at the top,” which manifested in three primary areas described further below.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2016, and in connection with a board review, with the assistance of independent outside counsel and other advisors, regarding specific near-prime loan sales and other compliance matters described elsewhere herein, we identified a material weakness in our internal control over financial reporting. As a result, the Company has concluded that, as of June 30, 2016, the Company's internal control over financial reporting was ineffective. See “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Board Review.” In addition, the Company concluded that the deficiencies aggregating to this material weakness existed at the end of 2015 and therefore that its internal control over financial reporting was ineffective as of December 31, 2015 and amended its Annual Report on Form 10-K for the year ended December 31, 2015 accordingly. The Company made a similar conclusion with respect to its internal control over financial reporting as of March 31, 2016, as disclosed in our Form 10-Q for the quarter ended March 31, 2016.

The material weakness relates to the aggregation of control deficiencies in the Company's "tone at the top" and manifested in three primary areas described further below. The control environment, which includes the Company’s Code of Conduct and Ethics Policy, is the responsibility of senior management, and sets the tone of our organization, influences the control consciousness of employees, and is the foundation for the other components of internal control over financial reporting. Although each area described below involved its own deficiencies, a significant contributing factor to all of the deficiencies aggregating to a material weakness was the Company’s lack of an appropriate tone at the top set by certain former members of senior management. The Company took immediate and significant steps to address this material weakness through the resignation or termination of certain senior managers and the resignation of the Company’s former CEO. The Company initially appointed Scott Sanborn as acting CEO and Hans Morris as Executive Chairman. On June 28, 2016, the Company announced that the Board appointed Scott Sanborn as the Company's Chief Executive Officer and President, effective June 27, 2016, and that Hans Morris would step down from his temporary role as Executive Chairman. On that date the Company also announced that Mr. Morris had been appointed the independent Chairman of the Board. The Company believes that making these changes was a critical step toward addressing the tone at the top concerns that contributed to the material weakness it has identified. Subsequently, on August 2, 2016 the Company accepted the resignation of the CFO and appointed Bradley Coleman as principal accounting officer and interim CFO.

In particular, as previously disclosed in our Form 10-Q for the quarter ended March 31, 2016, the material weakness relates to a lack of sufficient controls that allowed the following:

•
Sales of near-prime loans: During March and April of 2016, the Company effected sales of $22.3 million of near-prime loans in private transactions with an institutional investor that certain senior managers of the Company apparently were aware were not compliant with a specific non-credit, non-pricing requirement of the investor. In one case, involving approximately $3.0 million in loans, an application date was changed in a live Company database in an attempt to appear to meet the investor's requirement, and the balance of the loans was sold in direct contravention of the investor's direction. Employees involved in the sales of the near-prime loans that did not meet the investor's non-credit, non-pricing requirement were terminated or have resigned their positions.

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

As previously reported in our Form 10-Q for the quarter ended March 31, 2016, certain senior managers involved in the sales of near prime loans that did not meet the investor’s non-credit, non-pricing requirement were terminated or resigned in May of 2016. In addition, in the second quarter of 2016, to further improve our internal controls we updated our Code of Conduct and Ethics Policy. In the third quarter of 2016 we plan to strengthen our data management controls by creating a data change classification matrix and change approval process over live database changes of high risk fields prior to changes being made.

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

LENDINGCLUB CORPORATION

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

As a result of control deficiencies in the Company's "tone at the top" management determined that the Company's controls were not effective to ensure that information about related party investments known by certain members of management was adequately conveyed to other members of management and, ultimately, to the relevant committees of the board, including the audit and risk committees, on a timely basis. In addition, management determined that the Company’s process to identify related party investments may not have been adequately designed to ensure that such investments were appropriately reported.

Subsequent to June 30, 2016, we revised the Related Party Policy and communicated it to the directors. In the third quarter of 2016 we expect to train all directors and officers on the Company’s revised Related Party Policy. We have enhanced and will continue to review and further enhance the various questionnaires we circulate to directors, officers and key executives to request information on their investments and other related party transactions. We also intend to enhance controls designed to ensure that a current list of related parties and other relevant information, if applicable, is communicated to appropriate functions.

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

In the third quarter of 2016 we expect to implement or enhance new processes and controls that are designed to ensure that our investor contracts, including contract amendments, adhere to enhanced requirements established by the Risk Committee of the Board. We also plan to enhance our third-party contract management system to strengthen our controls surrounding the governance, review and ongoing monitoring for contract provisions and amendments.

While the material weakness described herein creates a reasonable possibility that an error in financial reporting may go undetected, after review and the performance of additional analysis and other procedures, no material adjustments, restatement or other revisions to our previously issued financial statements were required.

LENDINGCLUB CORPORATION

As part of the board review referenced above, the board retained an additional independent advisor who reviewed application data for all other whole loans applied for in the first quarter of 2016 and confirmed the accuracy of such data on the Company’s systems, for all data other than the non-credit, non-pricing element that was changed as to $3.0 million of near-prime loans to a single investor described above.

Subject to the foregoing, no other change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Part 1 – Financial Information – Item 1 – Financial Statements – Note 16 – Commitments and Contingencies – Legal.”

As a result of events surrounding our May 9, 2016 announcement that our CEO resigned following a review by the sub-committee of our board of directors, shareholder litigation has been filed and other law firms have announced that they are investigating potential additional shareholder claims. As a result, we anticipate that we will be subject to additional litigation in the near future. In addition, the Company has been contacted by governmental and regulatory authorities requesting information, and the Company intends to cooperate fully with those authorities. Litigation, investigations or inquiries of this nature will be costly and time consuming, can generate negative publicity and could have a material and adverse effect on our business. Based on the early stages of these matters, the Company cannot provide a reasonable estimate of any potential liability arising out of any such matters.

Item 1A. Risk Factors

During the first half of 2016, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company's Annual Report, except as noted below.

Our business could be materially and adversely harmed as a result of the announcement of the results of our internal review and the resignation of our Chief Executive Officer (CEO).

As a result of recent events, numerous law firms have filed or have announced that they are looking into potentially filing lawsuits. As a result, we will be subject to significant litigation in the near future. In addition, we have been contacted by regulatory authorities requesting information related to the events surrounding the resignation of our former CEO, and we are cooperating fully with those inquiries. Litigation and inquiries of this nature are costly and time consuming, can generate negative publicity and could have a material and adverse effect on our business.

There can be no assurances as to the final outcome of any of these matters. The cost of defending any investigation or lawsuit is costly and can impose a significant burden on management and employees. Any litigation to which we

LENDINGCLUB CORPORATION

are a party may result in onerous or unfavorable judgments that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

Unfavorable media coverage could negatively affect our business.

We have received a high degree of media coverage related to the results of our review and resignation of our former CEO. Unfavorable publicity regarding the events described herein has resulted in investors pausing their investments through the platform and may result in, a slowdown in investor demand on our platform. If this negatively publicity were to persist, it could further harm our reputation, and materially and adversely affect our business in the future.

A decline in economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.

As a credit marketplace, we believe our customers are more highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. Lending Club monitors a variety of economic, credit and competitive indicators so that borrowers can benefit from meaningful savings compared to alternatives, and investors can continue to find attractive risk-adjusted returns compared to other fixed income investments or investment alternatives. In the second quarter of 2016, we continued to observe mixed economic data, including low first quarter GDP growth, which caused us to remain cautious in our overall credit performance outlook.

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

Since we announced our review and resignation of our former CEO, we have experienced a slowdown in a significant amount of investment capital available on our platform and may not be able to attract additional investors to invest in loans, or we may need to grant investors significant inducements in order to attract capital or use our own capital.

As a result of the circumstances relating to our internal board review into certain private loan sales to a single institutional investor in contravention of its requirements and other matters, and the resignation of our former CEO, a number of investors that account for, in the aggregate, a significant amount of investment capital on the platform, have paused their investments in loans through the platform. While some of these investors have returned at reduced levels, it is possible that these investors may not resume investing through our platform. As a result, we may use a greater amount of our own capital, compared to past experience, to invest in loans.

During the second quarter of 2016 the Company offered cash incentives to investors to obtain additional capital for the platform. If the Company's attempts to secure additional investor capital to meet platform origination volume are not successful, the Company may need to provide further cash incentives, and enter into different additional incentive structures or terms, including the use of the Company's equity, to attract investor capital to the platform. Failure to attract investor capital on reasonable terms may result in the Company having to use additional capital to invest in loans or reduce origination volume. In order to obtain additional investor capital to our platform, we may need to enter into various arrangements with new or existing investors and we are actively exploring several

LENDINGCLUB CORPORATION

possibilities. These arrangements may have a number of different structures and terms, including equity or debt transactions, alternative fee arrangements or other inducements including equity. These structures may enable us or third-parties to purchase loans through the platform. Such actions may have a material impact on our business and results of operations and may be costly or dilutive to existing stockholders. There is no assurance that we will be able to enter into any of these transactions, or if we do, what the final terms will be. These actions likely may have material adverse impacts on the Company's business, financial condition (including its liquidity), results of operations and ability to sustain and grow loan volume.

A relatively small number of investors account for a large dollar amount of investment in loans funded through our marketplace and we may be required to increase our repurchase obligations to attract additional investors.

A relatively small number of investors account for a large dollar amount of investment in loans funded through our marketplace and we may be required to increase our repurchase obligations to attract additional investors. Historically, we have limited our loan or note repurchase obligations to events of verified identity theft or in connection with certain customer accommodations. To attract additional investors, some of which are beginning to purchase loans, and seek to subsequently securitize such loans, we have increased the circumstances and the required burden of proof of economic harm under which we are obligated to repurchase loans from these investors. While these repurchase obligations are consistent with institutional loan market standards for loans that may be securitized, such repurchase obligations could negatively affect our business and results of operation.

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

We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees, such as the change to application dates for $3.0 million in loans as described below, and other third-party service providers. Our business depends on our employees and third-party service providers to process a large number of increasingly complex transactions, and if any of our employees or third-party service providers take, convert or misuse funds, documents or data or fail to follow protocol when interacting with borrowers and investors, we could be liable for damages, be subject to repurchase obligations and subject to regulatory actions and penalties. We could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability. Because our subsidiary, LCA, is the general partner or investment manager for a series of private funds and we have a limited partnership interest in Cirrix Capital L.P. family of funds, we could be perceived as having a conflict of interest regarding access to loans versus other platform investors. We believe that we have controls and processes in place as to mitigate this issue.

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

LENDINGCLUB CORPORATION

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

In addition to attracting and retaining highly skilled employees in general, our future performance depends, in part, on our ability to attract and retain key personnel, including our executive officers, senior management team and other key personnel, all of whom would be difficult to replace. The loss of the services of our executive officers or members of our senior management team, and the process to replace any of them, would involve significant time and expense and distraction that may significantly delay or prevent the achievement of our business objectives or impair our operations or results.

Subsequent to March 31, 2016, following an internal board review of certain loan sales and other matters, our CEO resigned, and certain senior managers either resigned or were terminated. In light of the circumstances surrounding these employee actions, we have offered significant additional compensation to retain certain employees, but we cannot predict whether we ultimately will be able to retain these or other employees in the future, or whether we will have to incur substantial additional cost to do so. In addition, in light of these recent events and their potential overall effect on our business and stock price, key executive officers or senior management may opt to depart the company to pursue other opportunities, which could significantly delay or prevent the achievement of our business objectives or impair our operations or results. See “Part 1 – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Board Review.”

Our stock price has been and will likely continue to be volatile.

As a result of recent events, our stock price has declined significantly since the end of the first quarter of 2016 and has exhibited substantial volatility. Recent developments notwithstanding, our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions.

In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of this type of litigation and may continue to be a target in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

If we fail to meet expectations related to future growth, profitability, or other market expectations, our stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention. A sustained decline in our stock price and market capitalization could lead to impairment charges.

LENDINGCLUB CORPORATION

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

During the second quarter of 2016, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in "Item 4 - Controls and Procedures", we have concluded that our internal control over financial reporting was not effective as of June 30, 2016 due to material weakness. Specifically, our identified material weakness related to (i) appropriate system controls, or review and oversight by other personnel, to detect and prevent sales of loans in direct contravention of the loan agreement, (ii) failure to identify related party transactions so as to ensure proper review and approval or disapproval by the audit committee or the board, and (iii) failure to appropriately document, authorize, communicate and monitor amendments to investor contracts. Based upon that discovery, and in connection with the board review of specific near-prime loan sales to an investor and other unrelated compliance matters described elsewhere herein, the Company's CEO and interim Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a level that provides reasonable assurance that the objectives of disclosure controls and procedures were met as of June 30, 2016. As described in “Item 4 – Controls and Procedures,” the Company determined that the material weakness existed as of March 31, 2016 and December 31, 2015 and amended its Annual Report on Form 10-K for the year ended December 31, 2015, solely for the purpose of amending management’s assessment of internal control over financial reporting. This amendment will have impact on the financial statements included therein.

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

As further described in "Item 4 – Controls and Procedures,” we are taking specific steps to remediate the material weakness that we identified; however, the material weakness will not be remediated until the necessary controls have been implemented and we have determined the controls to be operating effectively. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to concluding that the controls are effective. In addition, we may need to take additional measures to address the material weakness or modify the remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual or interim consolidated financial statements. Implementing any appropriate changes to our internal controls may distract our officers and employees from other management duties and require material cost to implement new process or modify our existing processes. Moreover, other material weaknesses or deficiencies may develop or be identified in the future. If we are unable to correct the material weakness or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

LENDINGCLUB CORPORATION

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

In December 2015, the California Department of Business Oversight sent an online survey to fourteen marketplace lenders, including us, requesting information about our business model, online platform, loan performance and investor funding process. In May 2016, the DBO requested additional information from us and other survey participants. We submitted our response to this additional information in June 2016.

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

LENDINGCLUB CORPORATION

In May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit denied the defendant’s motion to reconsider the decision and remanded the case to address choice of law matters. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. The defendant petitioned the U.S. Supreme Court to review the decision and in March 2016, the Court invited the Solicitor General to file a brief expressing the views of the U.S. on the petition. The Solicitor General filed an amicus brief that stated the Second Circuit decision was incorrected, but that the case was not yet ready to be heard by the Supreme Court. In June 2016, the Supreme Court declined to hear the case. The Federal District Court is not hearing the case in regards to Midland’s alternative claim regarding choice of laws, which if successful, could create potential liability under state statutes such as usury and consumer protection statutes. The petition was denied in June 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

LENDINGCLUB CORPORATION

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

LENDINGCLUB CORPORATION

Item 6. Exhibits

Exhibit Index

The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	2016 Cash Retention Bonus Plan					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	August 9, 2016	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer and President

Date:	August 9, 2016	/s/ BRADLEY COLEMAN
Bradley Coleman
Interim Chief Financial Officer