Form 10-Q
period 2016-09-30
LendingClub Corp
filed 2016-11-09
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 31, 2016, there were 394,289,150 shares of the registrant’s common stock outstanding.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 29A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q (Report) regarding borrowers, credit scoring, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “will,” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

•	transaction fee or other revenue we expect to recognize after loans are issued by our issuing bank partners;

•	our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between the interim period and full year results;

•	capital expenditures;

•	the impact of new accounting standards;

•	investor, borrower, platform and loan performance-related factors that may affect our revenue;

•	the potential adoption rates and returns related to new products and services;

•	the potential impact of macro-economic developments that could impact borrower and investor behavior;

•	our ability to develop and maintain effective internal controls, and to remediate a material weakness in our internal controls;

•	our ability to recruit and retain quality employees to support future growth in light of past events;

•	our compliance with applicable local, state and Federal laws;

•	our compliance with applicable regulations and regulatory developments or court decisions affecting our marketplace; and

•	other risk factors listed from time to time in reports we file with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$520,767	$623,531
Restricted cash	139,455	80,733
Securities available for sale	278,949	297,211
Loans at fair value (includes $2,675,002 and $3,022,001 from consolidated trust, respectively)	4,411,626	4,556,081
Loans held for sale	14,744	—
Accrued interest receivable (includes $24,741 and $24,477 from consolidated trust, respectively)	40,801	38,081
Property, equipment and software, net	82,556	55,930
Intangible assets, net	27,373	30,971
Goodwill	35,633	72,683
Other assets	55,833	38,413
Total assets	$5,607,737	$5,793,634
Liabilities and Stockholders’ Equity
Accounts payable	$7,651	$5,542
Accrued interest payable (includes $27,597 and $26,719 from consolidated trust, respectively)	44,080	40,244
Accrued expenses and other liabilities	78,177	61,243
Payable to investors	81,376	73,162
Notes and certificates at fair value (includes $2,691,022 and $3,034,586 from consolidated trust, respectively)	4,419,911	4,571,583
Total liabilities	4,631,195	4,751,774
Stockholders’ Equity
Common stock, $0.01 par value; 900,000,000 shares authorized at both September 30, 2016 and December 31, 2015; 394,158,313 and 379,716,630 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3,964	3,797
Additional paid-in capital	1,194,637	1,127,952
Accumulated deficit	(201,917)	(88,218)
Treasury stock, at cost; 2,282,700 and 0 shares at September 30, 2016 and December 31, 2015, respectively	(19,485)	—
Accumulated other comprehensive loss	(657)	(1,671)
Total stockholders’ equity	976,542	1,041,860
Total liabilities and stockholders’ equity	$5,607,737	$5,793,634

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenue:
Transaction fees	$100,813	$100,420	$321,926	$258,553
Servicing fees	16,513	8,999	45,058	20,870
Management fees	1,964	2,900	8,562	7,663
Other revenue (expense)	(6,681)	2,743	(9,281)	5,140
Total operating revenue	112,609	115,062	366,265	292,226
Net interest income:
Total interest income	171,868	145,833	529,432	389,831
Total interest expense	(169,444)	(144,659)	(523,723)	(387,666)
Net interest income	2,424	1,174	5,709	2,165
Fair value adjustments - loans, loans held for sale, notes and certificates	(477)	40	(1,684)	34
Net interest income and fair value adjustments	1,947	1,214	4,025	2,199
Total net revenue	114,556	116,276	370,290	294,425
Operating expenses: (1)
Sales and marketing	44,901	44,018	161,213	117,989
Origination and servicing	16,332	16,732	56,464	43,639
Engineering and product development	29,428	21,063	82,835	53,175
Other general and administrative	58,940	32,280	150,432	86,937
Goodwill impairment	1,650	—	37,050	—
Total operating expenses	151,251	114,093	487,994	301,740
Income (loss) before income tax expense	(36,695)	2,183	(117,704)	(7,315)
Income tax (benefit) expense	(209)	1,233	(4,004)	2,249
Net income (loss)	$(36,486)	$950	$(113,700)	$(9,564)
Net income (loss) per share:
Basic	$(0.09)	$0.00	$(0.30)	$(0.03)
Diluted	$(0.09)	$0.00	$(0.30)	$(0.03)
Weighted-average common shares - Basic	391,453,316	375,982,120	385,037,334	373,605,274
Weighted-average common shares - Diluted	391,453,316	401,934,880	385,037,334	373,605,274

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1 – Basis of Presentation” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(36,486)	$950	$(113,700)	$(9,564)
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on securities available for sale	111	(341)	1,710	(1,172)
Other comprehensive income (loss), before tax	111	(341)	1,710	(1,172)
Income tax effect	46	—	696	—
Other comprehensive income (loss), net of tax	65	(341)	1,014	(1,172)
Comprehensive income (loss)	$(36,421)	$609	$(112,686)	$(10,736)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(113,700)	$(9,564)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Net fair value adjustments of loans, notes and certificates	1,684	(33)
Change in fair value of loan servicing liabilities	(3,028)	(3,919)
Change in fair value of loan servicing assets	7,092	2,467
Stock-based compensation, net	46,434	37,558
Excess tax benefit from share-based awards	62	—
Goodwill impairment charge	37,050	—
Depreciation and amortization	21,374	15,525
Loss (gain) on sales of loans	(10,531)	(2,136)
Other, net	3,618	42
Purchase of whole loans to be sold	(3,653,191)	(2,338,346)
Proceeds from sales of whole loans	3,635,330	2,338,346
Net change in operating assets and liabilities:
Accrued interest receivable	(2,720)	(12,282)
Other assets	(1,570)	(6,341)
Due from related parties	120	(139)
Accounts payable	1,888	(3,071)
Accrued interest payable	3,835	12,893
Accrued expenses and other liabilities	18,507	22,350
Net cash (used for) provided by operating activities	(7,746)	53,350
Cash Flows from Investing Activities:
Purchases of loans	(2,086,228)	(2,736,698)
Principal payments received on loans	1,783,763	1,280,005
Proceeds from recoveries and sales of charged-off loans	27,451	13,729
Proceeds from sale of loans repurchased	22,274	—
Purchases of securities available for sale	(40,123)	(402,832)
Proceeds from maturities, redemptions and paydowns of securities available for sale	59,735	63,198
Investment in Cirrix Capital	(10,000)	—
Net change in restricted cash	(58,722)	(112,453)
Purchases of property, equipment and software, net	(39,044)	(25,867)
Net cash used for investing activities	(340,894)	(1,920,918)
Cash Flows from Financing Activities:
Change in payable to investors	8,214	112,139
Proceeds from issuances of notes and certificates	2,041,746	2,736,667

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Proceeds from secured borrowings	22,274	—
Repayments of secured borrowings	(22,274)	—
Principal payments on notes and certificates	(1,770,779)	(1,268,622)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(26,871)	(13,654)
Repurchases of common stock	(19,485)	—
Proceeds from stock option exercises and other	10,580	7,680
Proceeds from issuance of common stock for ESPP	2,516	2,694
Excess tax benefit from share-based awards	(62)	—
Other financing activities	17	90
Net cash provided by financing activities	245,876	1,576,994
Net (Decrease) Increase in Cash and Cash Equivalents	(102,764)	(290,574)
Cash and Cash Equivalents, Beginning of Period	623,531	869,780
Cash and Cash Equivalents, End of Period	$520,767	$579,206
Supplemental Cash Flow Information:
Cash paid for interest	$519,690	$374,760
Non-cash investing activity:
Accruals for property, equipment and software	$2,610	$3,466

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

Although the Company's overall business model remains premised on the Company not using its balance sheet and not assuming credit risk for loans facilitated through our marketplace, the Company may use its capital to support contractual obligations (Pool B loans and repurchase obligations), regulatory commitments (direct mail), short-term marketplace equilibrium, customer accommodations, or other needs. The Company's use of its capital on the platform from time to time has been, and will be, on terms that are substantially similar to other investors. Additionally, the Company may use its capital to invest in loans associated with the testing or initial launch of new or alternative loan terms, programs or channels to establish a track record of performance prior to facilitating third-party investments in these loans.

With the announcement of the initial results of the internal board review on May 9, 2016 and additional findings disclosed on June 28, 2016, many investors paused or reduced their investment activity. The Company has been focused on working with these investors to resume their investment activity and on bringing new investors to the platform. During the second quarter of 2016 and the third quarter of 2016 through August 31, 2016 the Company offered incentives to investors in exchange for investment activity. The Company ended these incentives in August of 2016 and did not offer these incentives to investors for investments in loans in the month of September 2016. Additionally, the Company did not have to use a material amount of its own capital to purchase loans in the third quarter of 2016. The Company may enter into strategic arrangements, for example, agreements that involve larger or more long-term forms of committed capital. On November 7, 2016 the Company announced a new addition to the Company’s investor capital mix through an arrangement with a subsidiary of the National Bank of Canada which has approved up to $1.3 billion to be deployed on the Lending Club platform. Subject to certain terms and conditions, the first $325 million has been committed to be deployed on the platform over the next three months.

The failure of the Company to attract investor capital may result in the Company using a greater amount of its own capital to purchase loans on the platform compared to prior periods, or reduce origination volume which could have material adverse impacts on the Company's business, financial condition (including its liquidity), results of operations or ability to sustain and grow loan volume.

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

2. Summary of Significant Accounting Policies

The Company's significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies” in the Annual Report. There have been no significant changes to these significant accounting policies for the nine month period ended September 30, 2016, except as noted below.

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

Restricted Cash

Restricted cash consists primarily of checking, money market and certificate of deposit accounts that are: (i) pledged to or held in escrow by the Company’s correspondent banks as security for transactions processed on or related to Lending Club’s platform or activities by certain investors; (ii) pledged through a credit support agreement with a certificate holder; (iii) held in a Rabbi Trust through a grantor trust agreement to satisfy obligations to participants under the Company’s 2016 Cash Retention Bonus Plan (“Cash Retention Plan”). See “Note 13 – Employee Incentive and Retirement Plans” for additional information, or (iv) received from investors but not yet applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Investor cash balances (excluding transactions-in-process) are held in segregated bank or custodial accounts and are not commingled with the Company’s monies or held on the Company’s condensed consolidated balance sheet.

Loans Held for Sale

Loans held by the Company with the intent to sell are reflected on the balance sheet as loans held for sale. Loans held for sale are accounted for at fair value. The Company’s fair value methodology for the measurement of loans held for sale is consistent with that of loans not classified as held for sale. The fair valuation methodology considers projected prepayments and uses the historical actual defaults, losses and recoveries on our loans to project future losses and net cash flows on loans. The fair value adjustments related to loans held for sale are recorded in the period of the fair value changes.

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

LC Trust I

The Company has determined that the Trust is a VIE and that the Company has a controlling financial interest in the Trust and therefore must consolidate the Trust in its condensed consolidated financial statements. The Company established the Trust in February 2011 and funded it with a nominal residual investment. The Company is the only residual investor in the Trust. The purpose of the Trust is to acquire and hold loans for the benefit of investors who have invested in certificates issued by the Trust. The Trust conducts no other business other than purchasing and retaining loans or portions thereof for the benefit of the investment funds and their underlying limited partners. The Trust holds loans, none of which are financed by the Company. The cash flows from the loans held by the Trust are used to repay obligations under the certificates. The Trust’s assets and liabilities were reflected in the Company's condensed consolidated financial statements at September 30, 2016 and December 31, 2015.

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

Investment In Cirrix Capital

On April 1, 2016, the Company closed its $10.0 million investment, for an approximate ownership interest of 15% in Cirrix Capital (Investment Fund), a holding company to a family of funds that purchases loans and interests in loans from the Company. Per the partnership agreement, the family of funds can invest up to 20% of their assets outside of whole loans and interests in whole loans facilitated by the Company. At September 30, 2016, 100% of the family of funds' assets were comprised of whole loans and interests in loans facilitated by Lending Club's platform. At the time the Company made its investment, the Company's then Chief Executive Officer (former CEO) and a board member (together, the Related Party Investors) also had limited partnership interests in the Investment Fund that resulted in an aggregate ownership of approximately 29% in the Investment Fund by the Related Party Investors and the Company. As of September 30, 2016, the Company and a board member had an aggregate ownership interest of approximately 27% in the Investment Fund.

The Company's investment is deemed to be a variable interest in the Investment Fund because of the limited partnership interest shares in the expected returns and losses of the Investment Fund. The expected returns and losses of the Investment Fund result from the net returns of the family of funds owned by the Investment Fund, which are derived from interest income earned from loans and interests in whole loans that are purchased by the family of funds, which are owned by the Investment Fund. Such loans and interests in loans were facilitated by the Company. Additionally, the Investment Fund is considered a VIE.

The Investment Fund passes along credit risk to the limited partners. The Company did not design the Investment Fund’s investment strategy and cannot require the Investment Fund to purchase loans. Additionally, the Company reviewed whether it collectively, with the board member's investment, had power to control the Investment Fund and concluded that it did not based on the unilateral ability of the general partner to exercise power over the limited partnership and the inability of the limited partners to remove the general partner. The Company is not the primary beneficiary of the Investment Fund because the Company does not have the power to direct the activities that most significantly affect the Investment Fund’s economic performance. As a result, the Company does not consolidate the operations of the Investment Fund in the financial statements of the Company. The Company accounts for this investment under the equity method of accounting, which approximates its maximum exposure to loss as a result of its involvement in the Investment Fund. At September 30, 2016, the Company's investment was $10.1 million, which was recorded in other assets in the condensed consolidated balance sheet. See “Note 17 – Related Party Transactions” for additional information.

Separately, the Company is subject to a credit support agreement that requires it to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the interests in whole loans that are in excess of a specified, aggregate net loss threshold. This credit support agreement is deemed to be a variable interest in the Investment Fund because it exposes the Company to potential credit losses on the underlying interests in loans purchased by the Investment Fund. The board member and the Company are excluded from receiving any benefits, if provided, from this credit support agreement. As of September 30, 2016, the Company has not been required to nor does it anticipate recording losses under this agreement. The Company's

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

maximum exposure to loss under this credit support agreement was limited to $6.0 million and $34.4 million at September 30, 2016 and December 31, 2015, respectively.

LCA Managed or Advised Private Funds

In conjunction with the adoption of a new accounting standard that amends accounting for consolidations effective January 1, 2016, the Company reviewed its relationship with the private funds managed or advised by LCA and concluded that it does not have a variable interest in the private funds. As of September 30, 2016, the Company does not hold any investments in the private funds. Certain of the Company's related parties have investments in the private funds, as discussed in “Note 17 – Related Party Transactions.” The Company charges the limited partners in the private funds a management fee based on their account balance at month end for services performed as the general manager, including fund administration, and audit, accounting and tax preparation services. Accordingly, the Company's fee arrangements contain only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. These fees are solely compensation for services provided and are commensurate with the level of effort required to provide those services. The Company does not have any other interests in the private funds and therefore does not have a variable interest in the private funds.

Management regularly reviews and reconsiders its previous conclusions regarding whether it holds a variable interest in potential VIEs, the status of an entity as a VIE, and whether the Company is required to consolidate such VIEs in the condensed consolidated financial statements.

Loan Servicing Rights

As a result of the nature of servicing rights on the sale of loans, the Company is a variable interest holder in certain entities that purchase these loans. For all of these entities, the Company either does not have the power to direct the activities that most significantly affect the VIE's economic performance or does not have a potentially significant economic interest in the VIE. In no case is the Company the primary beneficiary, and as a result, these entities are not consolidated in the Company's condensed consolidated financial statements.

Loan Trailing Fee Liability

In February 2016, the Company revised the agreement with its primary issuing bank to include an additional program fee (Loan Trailing Fee). The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, and gives the issuing bank an ongoing financial interest in the performance of the loans it originates. This fee is paid by the Company to the issuing bank partner over the term of the respective loans and is a function of the principal and interest payments. In the event that principal and interest payments are not made, the Company is not required to make this Loan Trailing Fee payment. The Loan Trailing Fee is recorded at fair value with the initial establishment, and any changes, of this liability are netted against transaction fees on the Company's condensed consolidated statement of operations. The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee, which considers assumptions of expected prepayment rates and future credit losses.

Debt

The Company has elected to record certain costs directly related to its secured revolving credit facility as an asset included in other assets on the Company’s condensed consolidated balance sheets. These costs are amortized as interest expense over the contractual term of the secured revolving credit facility. Additionally, in instances where the Company transfers loans to investors that do not meet sale criteria for accounting purposes, such loan sales are accounted for as secured borrowings.

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

New Accounting Standards Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which will be effective January 1, 2018, and amends the existing accounting standards for the statement of cash flows. The amendments provide guidance on the following eight cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and, separately identifiable cash flows and application of the predominance principle. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the timing and impact of these amendments on its cash flows.
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
In January 2016, the FASB issued ASU 2016-01 Financial Instruments - Overall (Subtopic: 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which will be effective January 1, 2018. The amendment changes the accounting for equity investments, changes disclosure requirements related to instruments at amortized cost and fair value, and clarifies how entities should evaluate deferred tax assets for securities classified as available for sale. The Company is currently evaluating the impact of this new guidance on its financial position, results of operations, EPS, and cash flows.
In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern for each annual and interim reporting

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

period, and disclose in its financial statements whether there is substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The Company does not believe adoption of this accounting standard will have a material effect on its consolidated financial statements.

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

3. Net Income (Loss) Per Share and Net Income (Loss) Attributable to Common Stockholders

The following table details the computation of the Company's basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(36,486)	$950	$(113,700)	$(9,564)
Weighted average common shares - Basic	391,453,316	375,982,120	385,037,334	373,605,274
Weighted average common shares - Diluted	391,453,316	401,934,880	385,037,334	373,605,274
Net income (loss) per share:
Basic	$(0.09)	$—	$(0.30)	$(0.03)
Diluted	$(0.09)	$—	$(0.30)	$(0.03)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of September 30, 2016 and December 31, 2015, were as follows:

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$190,008	$128	$(112)	$190,024
Asset-backed securities	31,480	21	(2)	31,499
U.S. agency securities	19,603	17	—	19,620
Certificates of deposit	17,502	—	—	17,502
Commercial paper	10,007	—	—	10,007
U.S. Treasury securities	2,492	22	—	2,514
Other securities	7,818	—	(35)	7,783
Total securities available for sale	$278,910	$188	$(149)	$278,949

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$217,243	$2	$(1,494)	$215,751
Asset-backed securities	54,543	—	(134)	54,409
U.S. agency securities	16,602	1	(25)	16,578
U.S. Treasury securities	3,489	—	(4)	3,485
Other securities	7,005	—	(17)	6,988
Total securities available for sale	$298,882	$3	$(1,674)	$297,211

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of securities available for sale with unrealized losses as of September 30, 2016 and December 31, 2015, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$64,078	$(54)	$34,921	$(58)	$98,999	$(112)
Asset-backed securities	2,270	(1)	2,648	(1)	4,918	(2)
Other securities	3,816	(1)	3,968	(34)	7,784	(35)
Total securities with unrealized losses(1)	$70,164	$(56)	$41,537	$(93)	$111,701	$(149)

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$212,018	$(1,494)	$—	$—	$212,018	$(1,494)
Asset-backed securities	54,409	(134)	—	—	54,409	(134)
U.S. agency securities	14,578	(25)	—	—	14,578	(25)
U.S. Treasury securities	3,485	(4)	—	—	3,485	(4)
Other securities	6,988	(17)	—	—	6,988	(17)
Total securities with unrealized losses(1)	$291,478	$(1,674)	$—	$—	$291,478	$(1,674)

(1)	The number of investment positions with unrealized losses at September 30, 2016 and December 31, 2015 totaled 63 and 141, respectively.

There were no impairment charges recognized during the first nine months of 2016 and 2015.

The contractual maturities of securities available for sale at September 30, 2016, were as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Corporate debt securities	$67,134	$122,890	$—	$—	$190,024
Asset-backed securities	7,424	24,075	—	—	31,499
U.S. agency securities	14,609	5,011	—	—	19,620
Certificates of deposit	17,502	—	—	—	17,502
Commercial paper	10,007	—	—	—	10,007
U.S. Treasury securities	—	2,514	—	—	2,514
Other securities	3,816	3,967	—	—	7,783
Total fair value	$120,492	$158,457	$—	$—	$278,949
Total amortized cost	$120,515	$158,395	$—	$—	$278,910

There were no sales of securities available for sale during the first nine months of 2016. Proceeds from the sales of securities available for sale during the first nine months of 2015 were $63.2 million resulting in an immaterial net gain.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Loans, Loans Held For Sale, Notes and Certificates, and Loan Servicing Rights

Loans, Loans Held For Sale, Notes and Certificates

The Company sells loans and issues notes and the Trust issues certificates as a means to allow investors to invest in the associated loans. At September 30, 2016 and December 31, 2015, loans, notes and certificates measured at fair value on a recurring basis were as follows:

	Loans		Notes and Certificates
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Aggregate principal balance outstanding	$4,677,055	$4,681,671	$4,684,038	$4,697,169
Net fair value adjustments	(265,429)	(125,590)	(264,127)	(125,586)
Fair value	$4,411,626	$4,556,081	$4,419,911	$4,571,583
Original term	12 - 84 months	12 - 60 months
Interest rates (fixed)	3.54% - 31.89%	4.99% - 29.90%
Maturity dates	≤ June 2023	≤ December 2020

Loans invested in by the Company for which there was no associated note or certificate, had an aggregate principal balance outstanding of $34.2 million and a fair value of $33.0 million at September 30, 2016.

At September 30, 2016 the aggregate principal balance outstanding and fair value of the Company’s loans held for sale were $14.9 million and $14.7 million, respectively.

The Company places all loans for all loan products that are contractually past due by 120 days or more on non-accrual status. At September 30, 2016 and December 31, 2015, loans that were 90 days or more past due (including non-accrual loans) were as follows:

	September 30, 2016		December 31, 2015
	> 90 days past due	Non-accrual loans	> 90 days past due	Non-accrual loans
Outstanding principal balance	$42,643	$6,362	$30,094	$4,513
Net fair value adjustments	(35,019)	(5,192)	(25,312)	(3,722)
Fair value	$7,624	$1,170	$4,782	$791
# of loans (not in thousands)	3,620	562	2,606	382

For all standard and custom personal loan products, the Company's charge-off policy is to charge off loans after 120 days and no later than 150 days past due, or earlier in the event of notification of borrower bankruptcy.

Loan Servicing Rights

At September 30, 2016, loans underlying loan servicing rights had a total outstanding principal balance of $6.24 billion, original terms between 12 and 84 months, monthly payments with interest rates ranging from 2.99% to 33.15% and maturity dates through May 2023. At December 31, 2015, loans underlying loan servicing rights had a total outstanding principal balance of $4.29 billion, original terms between 3 and 84 months, monthly payments with interest rates ranging from 2.99% to 33.15% and maturity dates through December 2022.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

6. Fair Value of Assets and Liabilities

The Company records certain assets and liabilities at fair value as listed in the following tables.

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

September 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans	$—	$—	$4,411,626	$4,411,626
Loans held for sale	—	—	14,744	14,744
Securities available for sale:
Corporate debt securities	—	190,024	—	190,024
Asset-backed securities	—	31,499	—	31,499
U.S. agency securities	—	19,620	—	19,620
Certificates of deposit	—	17,502	—	17,502
Commercial paper	—	10,007	—	10,007
U.S. Treasury securities	—	2,514	—	2,514
Other securities	—	7,783	—	7,783
Total securities available for sale	—	278,949	—	278,949
Servicing assets	—	—	16,255	16,255
Total assets	$—	$278,949	$4,442,625	$4,721,574

Liabilities:
Notes and certificates	$—	$—	$4,419,911	$4,419,911
Servicing liabilities	—	—	3,397	3,397
Loan Trailing Fee liability	—	—	3,724	3,724
Total liabilities	$—	$—	$4,427,032	$4,427,032

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

As the Company's loans and related notes and certificates, loans held for sale, loan servicing rights, and Loan Trailing Fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to both observable and unobservable inputs. The Company did not transfer any assets or liabilities in or out of Level 3 during the first nine months of 2016 or the year ended December 31, 2015.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for the Company's Level 3 fair value measurements at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Loans, Notes and Certificates (4)			Servicing Asset/Liability			Loan Trailing Fee Liability
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	0.7%	16.5%	7.4%	2.2%	15.9%	7.9%	2.2%	15.9%	7.7%
Net cumulative expected loss rates (1)	0.3%	32.6%	13.9%	0.3%	32.6%	12.2%	0.3%	32.6%	12.9%
Cumulative expected prepayment rates (1)	8.0%	39.9%	30.8%	8.0%	39.9%	30.8%	8.0%	39.9%	30.4%
Total market servicing rates (% per annum on outstanding principal balance) (2)	N/A	N/A	N/A	0.63%	0.90%	0.63%	N/A	N/A	N/A

	December 31, 2015
	Loans, Notes and Certificates (4)			Servicing Asset/Liability			Loan Trailing Fee Liability
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	2.9%	17.5%	9.0%	3.5%	16.3%	9.4%	N/A	N/A	N/A
Net cumulative expected loss rates (1)	0.3%	22.0%	9.9%	0.3%	22.0%	8.8%	N/A	N/A	N/A
Cumulative expected prepayment rates (1)	23.4%	36.4%	30.8%	8.0%	36.4%	30.5%	N/A	N/A	N/A
Total market servicing rates (% per annum on outstanding principal balance) (3)	N/A	N/A	N/A	0.50%	0.75%	0.50%	N/A	N/A	N/A
N/A Not applicable

(1)	Expressed as a percentage of the original principal balance of the loan, note or certificate.

(2)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

(3)
Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2015, the market rate for collection fees was assumed to be 7 basis points for a weighted-average total market servicing rate of 57 basis points.

(4)	Includes loans held for sale.

At September 30, 2016 and December 31, 2015, the discounted cash flow methodology used to estimate the notes and certificates' fair values used the same projected net cash flows as their related loans. As demonstrated by the following tables below, the fair value adjustments for loans were largely offset by the fair value adjustments of the notes and certificates due to the payment dependent design of the notes and certificates and because the principal balances of the loans were very close to the combined principal balances of the notes and certificates.

The following tables present additional information about Level 3 loans, loans held for sale, notes and certificates measured at fair value on a recurring basis for the third quarters and first nine months of 2016 and 2015:

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at June 30, 2016	$4,765,258	$(341,087)	$4,424,171	$4,755,846	$(339,961)	$4,415,885
Purchases of loans	1,740,531	—	1,740,531	—	—	—
Issuances of notes and certificates	—	—	—	641,242	—	641,242
Whole loan sales	(1,095,717)	—	(1,095,717)	—	—	—
Principal payments	(605,595)	—	(605,595)	(601,234)	—	(601,234)
Charge-offs	(112,517)	112,517	—	(111,816)	111,816	—
Recoveries	—	(10,517)	(10,517)	—	(9,955)	(9,955)
Change in fair value recorded in earnings	—	(26,503)	(26,503)	—	(26,027)	(26,027)
Ending balance at September 30, 2016	$4,691,960	$(265,590)	$4,426,370	$4,684,038	$(264,127)	$4,419,911
Loans held for sale at September 30, 2016	$14,905	$(161)	$14,744
Loans at fair value at September 30, 2016	$4,677,055	$(265,429)	$4,411,626

	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at June 30, 2015	$3,694,823	$(57,440)	$3,637,383	$3,717,556	$(57,432)	$3,660,124
Purchases of loans	1,946,455	—	1,946,455	—	—	—
Issuances of notes and certificates	—	—	—	991,926	—	991,926
Whole loan sales	(954,770)	—	(954,770)	—	—	—
Principal payments	(481,701)	—	(481,701)	(478,189)	—	(478,189)
Charge-offs	(55,365)	55,365	—	(55,346)	55,346	—
Recoveries	—	(5,919)	(5,919)	—	(5,867)	(5,867)
Change in fair value recorded in earnings	—	(72,474)	(72,474)	—	(72,513)	(72,513)
Ending balance at September 30, 2015	$4,149,442	$(80,468)	$4,068,974	$4,175,947	$(80,466)	$4,095,481

	Loans			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at December 31, 2015	$4,681,671	$(125,590)	$4,556,081	$4,697,169	$(125,586)	$4,571,583
Purchases of loans	5,739,419	—	5,739,419	—	—	—
Issuances of notes and certificates	—	—	—	2,041,746	—	2,041,746
Whole loan sales	(3,657,604)	—	(3,657,604)	—	—	—
Principal payments	(1,786,623)	—	(1,786,623)	(1,770,779)	—	(1,770,779)
Charge-offs	(284,903)	284,903	—	(284,098)	284,098	—
Recoveries	—	(27,451)	(27,451)	—	(26,871)	(26,871)
Change in fair value recorded in earnings	—	(397,452)	(397,452)	—	(395,768)	(395,768)
Ending balance at September 30, 2016	$4,691,960	$(265,590)	$4,426,370	$4,684,038	$(264,127)	$4,419,911
Loans held for sale at September 30, 2016	$14,905	$(161)	$14,744
Loans at fair value at September 30, 2016	$4,677,055	$(265,429)	$4,411,626

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

The following tables present additional information about Level 3 servicing assets and liabilities measured at fair value on a recurring basis for the third quarters and first nine months of 2016 and 2015:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$16,126	$3,412	$5,225	$4,831
Issuances (1)	3,009	712	3,092	1,402
Change in fair value, included in servicing fees	(2,429)	(727)	(1,436)	(1,839)
Other net changes included in deferred revenue	(451)	—	368	—
Fair value at end of period	$16,255	$3,397	$7,249	$4,394

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$10,250	$3,973	$2,181	$3,973
Issuances (1)	12,984	2,452	6,476	4,340
Change in fair value, included in servicing fees	(7,092)	(3,028)	(2,467)	(3,919)
Other net changes included in deferred revenue	113	—	1,059	—
Fair value at end of period	$16,255	$3,397	$7,249	$4,394

(1)	Represents the offsets to the gains or losses on sales of the related loans, recorded in other revenue.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents additional information about Level 3 Loan Trailing Fee liability measured at fair value on a recurring basis for the third quarter and first nine months of 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Fair value at beginning of period	$2,324	$—
Issuances	1,682	4,180
Cash payment of Loan Trailing Fee	(395)	(585)
Change in fair value, included in origination and servicing	113	129
Fair value at end of period	$3,724	$3,724

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Certain fair valuation adjustments recorded through earnings, related to Level 3 instruments for the third quarter and first nine months of 2016 and 2015. Generally, changes in the net cumulative expected loss rates, cumulative prepayment rates, and discount rates will have an immaterial net impact on the fair value of loans, notes and certificates, servicing assets and liabilities, and Loan Trailing Fees.

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

The Company's selection of the most representative market servicing rates for servicing assets and servicing liabilities is inherently judgmental. The Company reviewed estimated third-party servicing rates for its loans and loans in similar credit sectors, as well as market servicing benchmarking analyses provided by third-party valuation firms. The table below shows the impact on the estimated fair value of servicing assets and liabilities, calculated using different market servicing rate assumptions as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Weighted-average market servicing rate assumptions(1)	0.63%	0.63%	0.50%	0.50%
Change in fair value from:
Servicing rate increase by 0.10%	$(4,931)	$1,410	$(3,504)	$1,589
Servicing rate decrease by 0.10%	$5,347	$(994)	$3,610	$(1,483)

(1)
Represents total market servicing rates, which include collection fees, at September 30, 2016, and base market servicing rates, which exclude collection fees, at December 31, 2015. As of December 31, 2015, the market rate for collection fees was assumed to be 7 basis points for a weighted-average total market servicing rate of 57 basis points.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

September 30, 2016	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents	$520,767	$—	$520,767	$—	$520,767
Restricted cash	139,455	—	139,455	—	139,455
Servicer reserve receivable	2,565	—	2,565	—	2,565
Deposits	865	—	865	—	865
Goodwill	35,633	—	—	35,633	35,633
Total assets	$699,285	$—	$663,652	$35,633	$699,285
Liabilities:
Accrued expenses and other liabilities	$6,051	$—	$—	$6,051	$6,051
Accounts payable	7,651	—	7,651	—	7,651
Payables to investors	81,376	—	81,376	—	81,376
Total liabilities	$95,078	$—	$89,027	$6,051	$95,078

December 31, 2015	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents	$623,531	$—	$623,531	$—	$623,531
Restricted cash	80,733	—	80,733	—	80,733
Deposits	871	—	871	—	871
Total assets	$705,135	$—	$705,135	$—	$705,135
Liabilities:
Accounts payable	$5,542	$—	$5,542	$—	$5,542
Payables to investors	73,162	—	73,162	—	73,162
Total liabilities	$78,704	$—	$78,704	$—	$78,704

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

7. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	September 30, 2016	December 31, 2015
Internally developed software	$69,739	$40,709
Computer equipment	16,965	14,076
Leasehold improvements	18,382	11,559
Purchased software	7,615	5,336
Furniture and fixtures	6,394	5,086
Construction in progress	4,526	2,870
Total property, equipment and software	123,621	79,636
Accumulated depreciation and amortization	(41,065)	(23,706)
Total property, equipment and software, net	$82,556	$55,930

Depreciation and amortization expense on property, equipment and software was $6.5 million and $17.8 million for the third quarter and first nine months of 2016, respectively. Depreciation and amortization expense on property, equipment and software was $4.5 million and $11.4 million for the third quarter and first nine months of 2015, respectively.

8. Other Assets

Other assets consist of the following:

	September 30, 2016	December 31, 2015
Loan servicing assets, at fair value	$16,255	$10,250
Prepaid expenses	14,704	16,283
Other investments	10,329	250
Accounts receivable	6,719	4,976
Servicer reserve receivable	2,565	—
Receivable from investors	1,279	1,117
Deferred financing cost	1,097	1,296
Deferred acquisition compensation	642	1,521
Due from related parties (1)	535	655
Deposits	865	871
Tenant improvement receivable	181	778
Other	662	416
Total other assets	$55,833	$38,413
(1) Represents management fees due to LCA from certain private funds for which LCA acts as the general partner.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

9. Intangible Assets and Goodwill

Intangible Assets

The Company's intangible asset balance was $27.4 million and $31.0 million at September 30, 2016 and December 31, 2015, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2016 was $1.2 million and $3.6 million, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2015 was $1.3 million and $4.1 million, respectively.

Goodwill

The Company's annual goodwill impairment testing date is April 1. In testing for potential impairment of goodwill, management performed an assessment of each of the Company's reporting units (generally defined as the Company's businesses for which financial information is available and reviewed regularly by management). Only the education and patient finance reporting unit contains goodwill. Due to the complexity and effort required to estimate the fair value of the reporting unit in the second step of the analysis, the fair value estimates were based on preliminary analysis and assumptions as of the end of the second quarter of 2016. Accordingly, we recorded our best estimate of the impairment of $35.4 million during the second quarter of 2016. The Company completed its annual goodwill impairment analysis in the third quarter of 2016 and recorded an additional impairment of $1.7 million for a total charge of $37.1 million for the first nine months of 2016.

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

The Company did not record any goodwill impairment expense in either the third quarter or first nine months of 2015.

10. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2016	December 31, 2015
Accrued expenses	$18,491	$14,054
Accrued compensation	25,709	28,780
Investor incentives payable	529	—
Deferred rent	8,489	4,615
Transaction fee refund reserve	6,860	578
Deferred revenue	2,665	2,551
Loan servicing liabilities, at fair value	3,397	3,973
Loan Trailing Fee liability, at fair value	3,724	—
Payable to issuing banks	3,454	955
Deferred tax liability	—	3,446
Early stock option exercise and other equity-related liabilities	51	83
Contingent liabilities	—	700
Reimbursement payable to limited partners of private funds	1,013	—
Other	3,795	1,508
Total accrued expenses and other liabilities	$78,177	$61,243

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents other cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) were as follows:

Three Months Ended September 30,	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized income (loss) on securities available for sale	$111	$46	$65	$(341)	$—	$(341)
Other comprehensive income (loss)	$111	$46	$65	$(341)	$—	$(341)

Nine Months Ended September 30,	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized income (loss) on securities available for sale	$1,710	$696	$1,014	$(1,172)	$—	$(1,172)
Other comprehensive income (loss)	$1,710	$696	$1,014	$(1,172)	$—	$(1,172)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Accumulated other comprehensive loss balances were as follows:

Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(1,671)
Change in net unrealized loss on securities available for sale	1,014
Balance at September 30, 2016	$(657)

12. Secured Borrowings

During the second quarter of 2016, the Company repurchased $22.3 million of near-prime loans from a single institutional investor that did not meet a non-credit, non-pricing requirement of the investor, of which $15.1 million were originally sold to the investor prior to March 31, 2016. As a result, these loans were accounted for as secured borrowings at March 31, 2016. During the second quarter of 2016, the Company resold the loans to a different investor at par. This subsequent transfer qualified for sale accounting treatment, and the loans were removed from the Company's condensed consolidated balance sheet and the secured borrowings liability was reduced to zero in the second quarter of 2016. There were no secured borrowing liabilities as of September 30, 2016.

13. Employee Incentive and Retirement Plans

The Company’s equity incentive plans provide for granting stock options and restricted stock units (RSUs) to employees, consultants, officers and directors. In addition, the Company offers a retirement plan and an employee stock purchase plan (ESPP) to eligible employees.

Stock-based compensation expense was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$6,208	$8,101	$17,632	$23,314
RSUs	11,143	3,037	25,044	5,262
ESPP	438	491	1,273	1,416
Stock issued related to acquisition	133	1,850	2,441	7,566
Total stock-based compensation expense	$17,922	$13,479	$46,390	$37,558

The following table presents the Company's stock-based compensation expense recorded in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015(1)
Sales and marketing	$1,699	$2,283	$5,016	$5,504
Origination and servicing	1,013	662	2,722	1,987
Engineering and product development	4,931	3,145	13,134	7,886
Other general and administrative	10,279	7,389	25,518	22,181
Total stock-based compensation expense	$17,922	$13,479	$46,390	$37,558

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1 – Basis of Presentation” for additional information.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company capitalized $2.2 million and $1.3 million of stock-based compensation expense associated with developing software for internal use during the third quarters of 2016 and 2015, respectively. The Company capitalized $6.2 million and $3.1 million of stock-based compensation expense associated with developing software for internal use during the first nine months of 2016 and 2015, respectively.

In addition, the Company recognized $0 and $62 thousand in tax deficits from exercised stock options and RSUs during the third quarter and first nine months of 2016. There was no net income tax benefit recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options and RSUs due to the full valuation allowance during the third quarter and first nine months of 2015.

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

The cash retention awards were granted under the Cash Retention Plan. Under the terms of the Cash Retention Plan, employees who received an award will be eligible to earn a cash retention bonus on the terms and in the amounts specified in their respective cash retention bonus award agreement, subject to continued services and other vesting requirements set forth in such agreement.

Equity Incentive Plans

The Company has two equity incentive plans: the 2007 Stock Incentive Plan (2007 Plan) and the 2014 Equity Incentive Plan (2014 Plan). Upon the Company’s IPO in 2014, the 2007 Plan was terminated and all shares that remained available for future issuance under the 2007 Plan at that time were transferred to the 2014 Plan. As of September 30, 2016, 26,642,089 options to purchase common stock granted under the 2007 Plan remain outstanding. As of September 30, 2016, the total number of shares reserved for future grants under the 2014 Plan was 26,525,701 shares, including shares transferred from the 2007 Plan.

Stock Options

The following table summarizes the activities for the Company's stock options during the first nine months of 2016:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	48,208,911	$3.60
Granted	7,482,011	$7.22
Exercised	(14,041,282)	$0.78
Forfeited/Expired	(8,686,702)	$6.61
Outstanding at September 30, 2016	32,962,938	$4.83	7.0	$81,007
Vested and expected to vest at September 30, 2016	32,837,306	$4.83	7.0	$80,920
Exercisable at September 30, 2016	19,488,544	$3.52	6.1	$67,646

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $6.18 as reported on the New York Stock Exchange on September 30, 2016.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

For the first nine months of 2016, the Company granted service-based stock options to purchase 7,482,011 shares of common stock with a weighted average exercise price of $7.22 per option share, a weighted average grant date fair value of $3.61 per option share and an aggregate estimated fair value of $27.0 million. Stock options granted during the first nine months of 2016 included 265,987 shares of fully vested stock options granted in lieu of cash bonuses to be paid to certain employees for the 2015 performance period. In the third quarter of 2016, a portion of these options were modified and the cash bonuses were paid.

For the first nine months of 2015, the Company granted service-based stock options to purchase 1,164,929 shares of common stock with a weighted average exercise price of $20.00 per option share, a weighted average grant date fair value of $9.80 per option share and an aggregate estimated fair value of $11.4 million.

The aggregate intrinsic value of options exercised was $71.0 million and $75.3 million for the first nine months of 2016 and 2015, respectively. The total fair value of stock options vested for the first nine months of 2016 and 2015 was $25.4 million and $26.0 million, respectively.

As of September 30, 2016, the total unrecognized compensation cost, net of forfeitures, related to outstanding stock options was $50.4 million, which is expected to be recognized over the next 2.5 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected dividend yield	—	—	—	—
Weighted-average assumed stock price volatility	51.0%	48.7%	51.6%	49.4%
Weighted-average risk-free interest rate	1.28%	1.67%	1.34%	1.61%
Weighted-average expected life (in years)	6.25	6.25	6.15	6.25

Restricted Stock Units

The following table summarizes the activities for the Company's RSUs during the first nine months of 2016:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	4,443,399	$15.23
RSUs granted	35,556,344	$6.12
RSUs vested	(1,917,809)	$11.44
RSUs forfeited/expired	(4,003,552)	$9.13
Unvested at September 30, 2016	34,078,382	$6.66
Expected to vest after September 30, 2016	33,386,970	$9.47

For the first nine months of 2016, the Company granted 35,556,344 RSUs with an aggregate fair value of $217.7 million.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

As of September 30, 2016, there was $212.5 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 3.3 years.

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

The Company's employees purchased 721,918 shares of common stock under the ESPP during the first nine months of 2016. No shares were purchased during the third quarter of 2016. As of September 30, 2016, a total of 6,195,036 shares remain reserved for future issuance. The Company's employees purchased 211,256 shares under the ESPP during the third quarter and first nine months of 2015.

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

	Nine Months Ended September 30,
	2016	2015
Expected dividend yield	—	—
Weighted-average assumed stock price volatility	58.9%	38.8%
Weighted-average risk-free interest rate	0.4%	0.1%
Weighted-average expected life (in years)	0.50	0.42

Share Repurchases

On February 9, 2016, the board of directors approved a share repurchase program under which Lending Club may repurchase up to $150.0 million of the Company’s common shares in open market or privately negotiated transactions in compliance with Securities and Exchange Act Rule 10b-18. This repurchase plan is valid for one year and does not obligate the Company to acquire any particular amount of common stock, and may be suspended at any time at Lending Club’s discretion. In the first quarter of 2016, the Company repurchased 2,282,720 shares of its common stock at a weighted average purchase price of $8.52 per share for an aggregate purchase price of $19.5 million. There were no shares repurchased during the second quarter or third quarter of 2016 and the Company does not currently intend to repurchase additional shares in the near term.

Retirement Plan

Upon completing 90 days of service, employees may participate in the Company’s qualified retirement plan that is governed by section 401(k) of the IRS Code. Participants may elect to contribute a portion of their annual compensation up to the maximum limit allowed by federal tax law. In the first quarter of 2016, the Company approved an employer match of up to 4% of an employee’s eligible compensation with a maximum annual match of $5,000 per employee. The total expense for the employer match for the third quarters of 2016 and 2015 was $0.8 million and $0.5 million, respectively. The total expense for the employer match for the first nine months of 2016 and 2015 was $3.2 million and $1.5 million, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Severance Costs

On June 22, 2016, the Board of Directors (the "Board") of the Company approved a plan to reduce the number of employees, which includes payment of severance benefits to certain employees whose positions were affected. The plan authorized the reduction of up to 179 positions, or approximately 12% of the Company's workforce. The purpose of the action was to reduce costs, streamline operations and more closely align staffing with anticipated loan volumes. As a result, the Company recorded $2.7 million in severance costs, which were comprised predominately of cash severance, and paid $0.1 million during the second quarter of 2016. All of the remaining $2.6 million of severance costs was paid in the third quarter of 2016. No such costs were recorded in the third quarters of 2016 and 2015 and first nine months of 2015.

The following table presents the Company's severance expense recorded in the condensed consolidated statements of operations:

Nine Months Ended September 30, 2016
Sales and marketing	$772
Origination and servicing	1,174
Engineering and product development	134
Other general and administrative	650
Total severance expense	$2,730

14. Income Taxes

For the third quarter and first nine months of 2016, the Company recorded income tax benefit of $0.2 million and $4.0 million, respectively. For the third quarter and first nine months of 2015, the Company recorded income tax expense of $1.2 million and $2.2 million, respectively. The income tax benefit in the third quarter and first nine months of 2016 included the recognition of a full valuation allowance against deferred tax assets and the tax effects of unrealized gains credited to other comprehensive income associated with the Company's available for sale portfolio. In addition, the income tax benefit in the first nine months of 2016 included the tax effect of the impairment of tax deductible goodwill, which occurred during the second quarter of 2016.

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of September 30, 2016 and December 31, 2015, the valuation allowance was $35.4 million and $25.3 million, respectively.

15. Commitments and Contingencies

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

Total facilities rental expense for the third quarter and first nine months of 2016 was $3.7 million and $10.5 million, respectively. Total facilities rental expense for the third quarter and first nine months of 2015 was $2.0 million and $5.0 million, respectively. Minimum lease payments for the third quarter and first nine months of 2016 was $3.4 million and $8.3 million, respectively. Minimum lease payments for the third quarter and first nine months of 2015 was $1.5 million and $4.1 million, respectively.

As of September 30, 2016, the Company pledged $0.8 million of cash and $4.7 million in letters of credit as security deposits in connection with its lease agreements.

The Company's future minimum payments under non-cancelable operating leases in excess of one year as of September 30, 2016, were as follows:

Minimum Rental Payments
2016	$3,661
2017	15,092
2018	16,053
2019	15,621
2020	16,523
Thereafter	57,201
Total	$124,151

Loan Purchase Obligation

Under the Company's loan account program with WebBank, a Utah-chartered industrial bank that serves as the Company's primary issuing bank, WebBank retains ownership of the loans facilitated through Lending Club's marketplace for two business days after origination. As part of this arrangement, the Company has committed to purchase the loans at par, at the conclusion of the two business days. As of September 30, 2016 and December 31, 2015, the Company was committed to purchase loans with an outstanding principal balance of $55.5 million and $77.6 million at par, respectively.

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

In addition to and distinct from the repurchase obligations described in the preceding paragraph, the Company performs certain administrative functions for a variety of retail and institutional investors, including executing, without discretion, loan investments as directed by the investor. To the extent loans do not meet the investor's

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

investment criteria at the time of issuance, or are transferred to the investor as a result of a system error by the Company, the Company is obligated to repurchase such loans at par. As a result of these obligations, we repurchased $39.5 million in loans during the first nine months of 2016.

Loan Funding and Purchase Commitments

During the second quarter of 2016, the Company purchased a total of $134.9 million in loans to fulfill regulatory requirements and to support short-term market place equilibrium as discussed below. The Company purchased $0.4 million in loans in the third quarter of 2016 to fulfill regulatory requirements or to support short-term market place equilibrium.

As required by applicable regulations, the Company is required to purchase loans resulting from direct marketing efforts if such loans are not otherwise invested in by investors on the platform. During the third quarter of 2016, the Company did not purchase any such loans. Additionally, loans in the process of being facilitated and originated by the Company's issuing bank partner at September 30, 2016, were substantially funded in October 2016. As of the date of this report, no loans remained without investor commitments and the Company was not required to purchase any of these loans.

Following the events of May 9, 2016, the Company opted to use its own capital to support short-term marketplace equilibrium and purchased $99.5 million in loans during the second quarter of 2016.

As of September 30, 2016, the Company held $34.2 million of loans on its balance sheet.

In addition, if neither Springstone nor the Company can arrange for other investors to invest in or purchase Pool B loans that Springstone facilitates and that are originated by an issuing bank partner, Springstone and the Company are contractually committed to purchase these loans.

The Company and the issuing bank have entered into purchase agreements with three investors to purchase Pool B loans or participation interests in Pool B loans. As of January 5, 2016, any contractual minimum purchase requirements by these three investors had expired. During the first nine months of 2016, the Company was not required to purchase any Pool B loans or interests in such loans. In connection with these purchase agreements, the Company has deposited $9.0 million into an account at the bank to secure potential, future purchases of these loans, if any.

Credit Support Agreement

The Company is subject to a credit support agreement with Cirrix Capital (Investment Fund). The credit support agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the Investment Fund's certificates that are in excess of a specified, aggregate net loss threshold. As of September 30, 2016, $3.4 million was pledged and restricted to support this contingent obligation. The Company's maximum exposure to loss under this credit support agreement was limited to $6.0 million at September 30, 2016.

As of September 30, 2016 and December 31, 2015, the net credit losses pertaining to the Investment Fund's certificates have not exceeded the specified threshold, nor are future net credit losses expected to exceed the specified threshold, and thus no liability has been recorded. The Company currently does not anticipate recording losses under this credit support agreement. If losses related to the credit support agreement are later determined to be likely to occur and are estimable, results of operations could be affected in the period in which such losses are recorded.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Legal

Securities Class Actions. During the first nine months of 2016, five putative class action lawsuits alleging violations of federal securities laws were filed in California Superior Court, San Mateo County, naming as defendants the Company, current and former directors, certain officers, and the underwriters in the December 2014 initial public offering (the IPO). All of these actions were consolidated into a single action (Consolidated State Court Action), entitled In re LendingClub Corporation Shareholder Litigation, No. CIV537300. In August 2016, plaintiffs filed a First Amended Consolidated Complaint ("FACC") alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Securities Act) based on allegedly false and misleading statements in the IPO registration statement and prospectus. Plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities pursuant and/or traceable to the IPO registration statement and prospectus, and seek unspecified compensatory damages, costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Defendants demurred to the FACC, and in September 2016, the Court overruled those demurrers with respect to the Section 11 and 15 claims, and sustained the demurrers with leave to amend as the Section 12(a)(2) claim. The Court has not yet set a date for plaintiffs to file their Second Amended Consolidated Complaint. The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.

In May 2016, two related putative securities class actions (entitled Evellard v. LendingClub Corporation, et al., No. 16-CV-2627-WHA, and Wertz v. LendingClub Corporation, et al., No. 16-CV-2670-WHA) were filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain of its officers and directors. Both actions asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and one of them asserted claims under Sections 11 and 15 of the Securities Act similar to those alleged in the Consolidated State Court Action. In mid-August 2016, the two actions were consolidated into a single action. Plaintiffs seek unspecified compensatory damages, costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Plaintiffs’ deadline to file a consolidated complaint is December 9, 2016. The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.

Derivative Lawsuits. In May 2016 and August 2016, respectively, two putative shareholder derivative actions were filed in California Superior Court (Avila v. Laplanche, et al., No. CIV538758 and Dua v. Laplanche, et al., CGC-16-553731) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. These actions were voluntarily dismissed without prejudice by plaintiffs in October 2016.. In June 2016, another putative shareholder derivative action, entitled Stadnicki v. Laplanche, et al., No. 16-CV-3072-WHA, was filed in the United States District Court for the Northern District of California against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action was voluntarily dismissed without prejudice by plaintiff in August 2016.

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

On May 9, 2016, following the announcement of the board review described elsewhere in this filing, the Company received a grand jury subpoena from the U.S. Department of Justice (DOJ). The Company was also contacted by the SEC and Federal Trade Commission ("FTC"). The Company continues cooperating with the DOJ, SEC, FTC and any other governmental or regulatory authorities or agencies. No assurance can be given as to the timing or outcome of these matters.

In addition to the foregoing, the Company is subject to, and may continue to be subject to legal proceedings and regulatory actions in the ordinary course of business, including inquiries by state regulatory bodies related to the Company's marketplace lending model. These include inquiries from the California Department of Business Oversight, the New York Department of Financial Services and the West Virginia Attorney General's office. Based on the early stages of the matters above, the Company cannot provide a reasonable estimate of any potential liability arising from any such matter.

16. Segment Reporting

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

17. Related Party Transactions

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

During the first nine months of 2016, this family of funds purchased $212.0 million of whole loans and interests in whole loans. During the first nine months of 2016, the Company earned $1.3 million in servicing fees and $51 thousand in management fees from this family of funds, and paid interest of $6.2 million to the family of funds. The Company believes that the sales of whole loans and interests in whole loans, and the servicing and management fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

On April 1, 2016, the Company closed its $10.0 million investment, for an approximate ownership interest of 15% in the Investment Fund. At the time the Company made its investment, the Company's Related Party Investors also had limited partnership interests in the Investment Fund that resulted in an aggregate ownership of approximately 29% in the Investment Fund. As of September 30, 2016, the Company and a board member had an aggregate ownership interest of approximately 27% in the Investment Fund.

18. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2016, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

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

Generally, the transaction fees we receive from issuing banks in connection with our marketplace’s role in facilitating loan originations range from 1% to 7% of the initial principal amount of the loan as of September 30, 2016. In addition, for education and patient finance loans, transaction fees may exceed 7% as they include fees earned from issuing banks and service providers. Servicing fees paid to us vary based on investment channel. Note investors generally pay us a servicing fee equal to 1% of payment amounts received from the borrower. Whole loan purchasers pay a monthly servicing fee of up to 1.3% per annum on the month-end principal balance of loans serviced. Certificate holders do not pay a servicing fee, but pay a monthly management fee of up to 1.5% per annum of the month-end balance of assets under management.

Since beginning operations in 2007, our marketplace has facilitated approximately $22.7 billion in loan originations. These loans were facilitated through the following investment channels: (i) the issuance of member payment dependent notes, (ii) the sale of trust certificates, or (iii) the sale of whole loans to qualified investors. Approximately $4.3 billion of our loan originations since inception were invested in through member payment dependent notes, $6.6 billion were invested in through trust certificates and $11.8 billion were invested in through

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

whole loan sales. In the third quarter of 2016, our marketplace facilitated approximately $2.0 billion of loan originations, of which approximately $0.3 billion were invested in through member payment dependent notes, $0.4 billion were invested in through trust certificates and $1.3 billion were invested in through whole loan sales.

Board Review

As previously disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2016 and the Company's Form 10-Q for the quarter ended June 30, 2016, in light of the circumstances relating to $22.3 million of near-prime loan sales in private transactions with a single institutional investor, as described below, and related issues involving data integrity and contract approval monitoring and review processes, we conducted a review under the supervision of an independent sub-committee of the board of directors and with the assistance of independent outside counsel and other advisors. The review also focused on investment transactions in the Investment Fund by us and two related persons and the other matters described below.

We believe that this review and the review of the additional items discussed below, which were previously disclosed in the Company's current report on Form 8-K filed on June 28, 2016, are substantially complete, although it is possible that additional issues may arise as part of the Company’s response to ongoing government requests for information.

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

In connection with this review, the Company concluded that, as of June 30, 2016, the Company’s internal control over financial reporting was ineffective due to a material weakness and, therefore, the Company’s disclosure controls and procedures were also ineffective. The Company made a similar conclusion with respect to its internal control over financial reporting as of March 31, 2016, as disclosed in our Form 10-Q for the quarter ended March 31, 2016 and its internal control over financial reporting as of December 31, 2015, as disclosed in our Form 10-K/A for the year ended December 31, 2015. For more information about our material weakness and these control issues and proposed remediation steps, see “Item 4 - Controls and Procedures.”

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

The board’s review also discovered that the investment parameters of one of the funds advised by LC Advisors ("LCA"), specifically with respect to the allocation of 60-month loans held by the fund, was out of tolerance. Although the portfolio composition of the fund was disclosed monthly to the investors of the fund, it was not disclosed to our board. The board review also noted that our former CEO and our former Chief Financial Officer (CFO) had pledged some of their Company shares to secure personal loans from a third-party financial institution, which was not disclosed to the board during subsequent deliberations, prior to the discussion referred to below. In January 2016, the reduction in the Company’s share price forced them to refinance. In order to avoid selling shares, the former CEO requested temporary financing, secured by real estate, from an entity related to a director of the Company. Separately, the former CEO then offered to lend an amount to the former CFO to also permit her to refinance her loan. These temporary financing arrangements were discussed with the members of the Audit Committee. The officers obtained new financing from unrelated third parties within three weeks to pay off their temporary financing arrangements. In the opinion of the Company these lending arrangements were executed on normal market terms and, because the Company had no financial involvement in them, did not require approval under the Company’s policy on related party transactions.

As disclosed in the Company’s current report on Form 8-K filed on June 28, 2016, the Company identified two items that necessitated additional review. The two items identified as part of this additional review were:

The first item was a review of methodologies used to determine the net asset values and monthly return figures reported for six private investment funds (the "Funds") managed by the Company’s subsidiary, LCA. The investment assets held by the Funds are essentially loans facilitated through the Company’s platform and are “level 3 assets”, for which no quoted market price is available and whose fair value is therefore subjective and is determined by LCA estimates and calculations.

The Company determined that adjustments were made to the valuation of the Funds' assets that were not consistent with generally accepted accounting principles. These adjustments affected the direction and the specific returns reported in monthly statements sent to limited partners. We will reimburse limited partners who, during the life of any fund, entered or exited the funds and who were adversely impacted by these adjustments. This reimbursement is expected to cost approximately $1.0 million in total, covering the period from inception of the Funds (the earliest of which was March 2011) through May 31, 2016. At September 30, 2016, the Funds had aggregate total assets of $888.0 million. LCA is providing each Fund’s respective limited partners revised return figures that exclude prior adjustments.

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
Our marketplace’s credit decisioning and scoring models are evaluated on a regular basis and the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate are leveraged to continually improve the models. If the platform is unable to effectively evaluate borrowers’ credit worthiness, borrowers and investors may lose confidence in our marketplace. Additionally, our ability to effectively segment borrowers into relative risk profiles impacts our ability to offer attractive interest rates for borrowers as well as our ability to offer investors attractive risk-adjusted returns, both of which directly relate to our users’ confidence in our marketplace. Our marketplace’s credit decisioning and scoring models assign each loan offered on our marketplace a corresponding interest rate and origination fee. Our investors’ returns are a function of the assigned interest rates for each particular loan invested in less any defaults over the term of the applicable loan. We believe we have a history of effectively evaluating borrower’s credit worthiness and likelihood of defaults, as evidenced by the performance of various loan vintages facilitated through our marketplace. The following charts display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through September 30, 2016, by booking year, for all grades and 36 or 60 month terms of standard program loans for each of the years shown.

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

Fair Value and Delinquencies

The outstanding principal balance, fair value and percentage of these loans that are delinquent, by loan product are as follows:

	September 30, 2016			December 31, 2015
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)
Personal loans - standard program	$4,378.4	94.6%	3.0%	$4,376.7	97.4%	2.2%
Personal loans - custom program	291.2	90.4	5.3	271.2	95.8	2.4
Other loans (1)	22.4	96.1	4.4	33.8	98.2	2.4
Total	$4,692.0	94.3%	3.1%	$4,681.7	97.3%	2.2%
(1) Components of other loans are each less than 10% of the outstanding loan balance presented individually and in the aggregate.
(2) Expressed as a percent of outstanding principal balance.

Declines in the fair value of loans from December 31, 2015 to September 30, 2016 were primarily due to increases in the yields required by investors to purchase the Company’s loans, notes and certificates, and an increase in expected credit losses.

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

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last completed quarters below, are as follows:

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Platform (1)	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Personal Loans-Standard Program:
Annualized net charge-off rate	4.2%	4.7%	5.0%	4.9%	6.1%
Weighted average age in months	9.2	9.3	9.5	10.3	11.3

Personal Loans-Custom Program:
Annualized net charge-off rate	5.9%	7.0%	8.2%	8.6%	11.0%
Weighted average age in month	6.6	6.9	7.3	8.4	9.1

Loans retained on balance sheet	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Personal Loans-Standard Program:
Annualized net charge-off rate	5.0%	5.4%	6.2%	6.5%	8.2%
Weighted average age in months	10.2	10.3	10.9	12.1	12.9

Personal Loans-Custom Program:
Annualized net charge-off rate	3.9%	4.4%	5.6%	8.2%	14.0%
Weighted average age in month	4.8	5.1	5.8	8.4	10.9
(1) Total platform comprises all loans facilitated through the marketplace including whole loans sold and loans financed by notes and certificates.

The increase in the annualized net charge-off rate in the third quarter of 2016 is due to an increase in the average age of the loans and higher observed actual charge-offs. We generally expect charge-off rates to increase with loan age, as new loans generally have fewer credit losses than seasoned loans.  Prior to 2016, the Company’s loan portfolio grew significantly as the volume of loans facilitated increased. As a result, the average age of the portfolio, and with it the average charge-off rate, stayed low during that period. In 2016, loan originations have grown at a slower rate, causing average loan age to increase thereby driving an increase in the aggregate annualized charge-off rate metric.

Additionally, we have also observed higher delinquencies and charge-offs in populations characterized by high indebtedness, an increased propensity to accumulate debt, and lower credit scores. Starting in the third quarter of 2016, this trend can now be observed across grades, although it is less notable in lower risk grades and more notable in higher risk grades, particularly grade E, F, and G. In the third quarter of 2016, we also observed higher delinquencies in 2015 and early 2016 vintages, which coincides with an increase in consumer indebtedness in the U.S.

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

Marketing Effectiveness and Strategic Relationships

We have dedicated significant resources to our marketing and brand advertising efforts and strategic relationships. Our marketing efforts are designed to build awareness of Lending Club and attract borrowers and investors to our marketplace. We use a diverse array of marketing channels and are constantly seeking to improve and optimize our experience both on- and offline to achieve efficiency and a high level of borrower and investor satisfaction. We also continue to invest in our strategic relationships to raise awareness of our platform and attract borrowers and investors to our marketplace. Our operating results and ability to sustain and grow loan volume will depend, in part, on our ability to continue to make effective investments in marketing and the effectiveness of our strategic relationships. As a result of our recent events and reduced investor confidence, it may be more difficult for us to attract additional strategic relationships. We recently made investments in compliance and programs to improve investor confidence and anticipate that we will continue such investments as we continue to build our compliance infrastructure and invest in reputational risk management.

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

In August 2016, a federal district court in the Central District of California considered a case brought by the Consumer Finance Protection Bureau (“CFPB”) against CashCall, Inc. In that case, CashCall had an arrangement with a tribal lender associated with the Cheyenne River Sioux Tribe in which loans were offered to borrowers at APR’s that could exceed 300 percent. The district court ruled that, under the facts presented in the case, CashCall should be deemed the “true lender” and could not charge interest rates in excess of state usury laws. A few weeks later, in September 2016 in Bethune v. National Solutions, Inc., also in the federal district court in the Central District of California, the court considered a program in which a national bank had a bank partnership with a non-bank, the Student Loan Marketing Association, in which borrowers could receive loans originated by the bank through the SMLA. The court in Bethune rejected the argument that the SMLA was the “true lender,” holding that the face of the borrower transactions showed that the bank had originated the loans and any further analysis to look behind the face of the transaction was inappropriate. We believe that our program is factually distinguishable from the CashCall situation.

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

On May 10, 2016, the U.S. Treasury Department released a white paper on the online marketplace lending industry to continue the work initiated by the RFI. The white paper includes several recommendations to the federal government and private sector participants to encourage safe growth and access to credit. We cannot predict whether any legislation or proposed rulemaking will actually be introduced or how any legislation or rulemaking will impact our business and results of operations going forward. In September 2016, representatives of the Office of the Comptroller of the Currency (the “OCC”) stated that the agency intends to complete work on a framework by which

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

it will consider innovative financial platforms such as marketplace lenders. In October 2016, the OCC announced the creation of a separate Office of Innovation within the OCC to assist banks and non-banks in considering innovative financial products, services and platforms.

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

Our marketplace has a number of levers at its disposal to adjust to changing market conditions, including the ability to quickly adapt underwriting models and dynamically increase or decrease pricing to provide an appropriate level of loss coverage to investors. Consistent with observations earlier this year, we have continued to observe higher delinquencies in populations characterized by high indebtedness, an increased propensity to accumulate debt, and lower credit scores. Starting in the third quarter of 2016 this trend can now be observed across grades, although it is less notable in lower risk grades and more notable in higher risk grades, particularly grades E, F and G. In the third quarter of 2016, standard program personal loan grades E, F, and G accounted for approximately 8% of platform volume. Additionally, in the third quarter of 2016, we observed higher delinquencies in 2015 and early 2016 vintages, which coincides with an uptick in consumer indebtedness in the U.S.

In response to our observations of borrower performance, and taking into account a cautious economic outlook from our platform investors and ourselves, platform interest rates were raised by a weighted average of approximately 135 basis points from November 2015 to June 2016, primarily in more economically sensitive loan grades D through G. Effective October 14, 2016, the Company increased interest rates by a weighted average total of 26 basis points. These interest rate increases were concentrated in Grades F and G with marginal changes in other grades.

In addition to the increased interest rates, the origination fee paid by borrowers was also increased in March of 2016. These combined rates and fee increases may negatively impact the volume of loans facilitated through our marketplace.

In April 2016 and again in June 2016, we eliminated underperforming populations from the platform's credit policy that was mainly characterized by high indebtedness, an increased propensity to accumulate debt and lower credit scores. Together, these actions accounted for eliminating approximately 9% of total loan volume on an annualized

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

basis. In line with actions taken throughout 2016, on October 12, 2016, the credit underwriting criteria was tightened to no longer approve loans for certain sub-segments of borrowers who meet a combination of several risk factors such as high revolving debt, multiple recently opened installment loans, and higher risk scores on our proprietary scorecard. As a result of this credit underwriting change, we believe that approximately 1% of borrowers who previously would have been able to obtain a loan under prior underwriting criteria will no longer be approved.

As a result of the circumstances surrounding the loan sales noted above under "Board Review", a number of investors that, in the aggregate, have contributed a significant amount of funding on the platform, paused their investments in loans through the platform as they perform audit and validation tests on their portfolios, or are otherwise reluctant to invest. The Company saw existing investors re-engage and commence investing in loans late in the second quarter of 2016 and that engagement continued into the third quarter of 2016 as total loan originations in the third quarter of 2016 were $2.0 billion. The Company's incentives provided to whole loan investors previously disclosed continued in the third quarter of 2016, however, such incentives ceased effective September 1, 2016. The Company may enter into strategic arrangements, for example, agreements that involve larger or more long-term forms of committed capital. On November 7, 2016 the Company announced a new addition to the Company’s investor capital mix through an arrangement with a subsidiary of the National Bank of Canada which has approved up to $1.3 billion to be deployed on the Lending Club platform. Subject to certain terms and conditions, the first $325 million has been committed to be deployed on the platform over the next three months.

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

Additionally, we continue to actively explore ways to increase investor engagement in our platform and obtain additional investment capital for the platform loans.

The use of the Company's balance sheet as a source of initial funding was significantly reduced in the third quarter of 2016 compared to the second quarter of 2016. The Company purchased a total of $0.4 million in loans to fulfill regulatory requirements or to support short-term marketplace equilibrium in the third quarter of 2016, down from $134.9 million in the second quarter of 2016. The Company was able to find additional investors in these loans, or previously funded loans, and resold $135.5 million in the second quarter of 2016.

The outstanding principal balance of loans for which the Company remained invested in as of September 30, 2016 amounted to $34.2 million.

Factors That Can Affect Revenue

As a marketplace, we work toward matching supply and demand while also growing originations and correspondingly revenue at a pace commensurate with proper planning, compliance risk management, user experience, and operational controls that work to optimize the quality of the customer experience, customer satisfaction and long term growth.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Key Operating and Financial Metrics

We regularly review a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2016	June 30, 2016	September 30, 2015	2016	2015
Loan originations	$1,972,034	$1,955,401	$2,235,647	$6,677,468	$5,782,496
Operating revenue(1)	$112,609	$102,391	$115,062	$366,265	$292,226
Net loss(2)	$(36,486)	$(81,351)	$950	$(113,700)	$(9,564)
Contribution(3)(4)	$54,088	$34,096	$57,257	$156,326	$138,089
Contribution margin(3)(4)	48.0%	33.3%	49.8%	42.7%	47.3%
Adjusted EBITDA(3)	$(11,147)	$(30,116)	$21,157	$(16,035)	$45,202
Adjusted EBITDA margin(3)	(9.9)%	(29.4)%	18.4%	(4.4)%	15.5%

(1)	See “Factors That Can Affect Revenue” for more information regarding operating revenue.

(2)	See “Results of Operations” for more information regarding operating revenue and net loss.

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

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company's originations and weighted average transactions fees (as a percent of origination balance) by its major and material loan products are as follows:

	Three Months Ended
	September 30, 2016		June 30, 2016		September 30, 2015
(in millions, except percentages)	Origination Volume	Weighted Average Transaction Fees	Origination Volume	Weighted Average Transaction Fees	Origination Volume	Weighted Average Transaction Fees
Personal loans - standard program	$1,404.6	5.1%	$1,443.4	4.9%	$1,701.8	4.4%
Personal loans - custom program	353.2	5.5	295.7	5.4	345.1	4.9
Other loans (1)	214.2	4.4	216.3	4.4	188.7	4.7
Total	$1,972.0	5.1%	$1,955.4	4.9%	$2,235.6	4.5%
(1) Components of other loans are less than 10% of the origination volume presented individually.

	Nine Months Ended
	September 30, 2016		September 30, 2015
(in millions, except percentages)	Origination Volume	Weighted Average Transaction Fees	Origination Volume	Weighted Average Transaction Fees
Personal loans - standard program	$4,935.2	4.8%	$4,444.2	4.4%
Personal loans - custom program	1,108.1	5.2	826.5	4.9
Other loans (1)	634.2	4.4	511.8	4.4
Total	$6,677.5	4.8%	$5,782.5	4.5%
(1) Components of other loans are less than 10% of the origination volume presented individually.
Loans Serviced On Our Platform
The following table provides the outstanding principal balance of loans serviced at the end of the periods indicated, by the method that the loans were financed (in millions):

	September 30, 2016	December 31, 2015
Notes	$1,818	$1,573
Certificates	2,840	3,105
Whole loans sold	6,242	4,289
Other(1)	34	3
Total	$10,934	$8,970

(1)	Includes loans invested in by the Company for which there were no associated notes or certificates.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended			Change (%)
	September 30, 2016	June 30, 2016	September 30, 2015	Q3 2016 vs Q3 2015	Q3 2016 vs Q2 2016
Operating revenues:
Transaction fees	$100,813	$96,605	$100,420	—%	4%
Servicing fees	16,513	11,603	8,999	83%	42%
Management fees	1,964	3,053	2,900	(32)%	(36)%
Other revenue	(6,681)	(8,870)	2,743	N/M	N/M
Total operating revenue	112,609	102,391	115,062	(2)%	10%
Net interest income and fair value adjustments	1,947	1,049	1,214	60%	86%
Total net revenue	114,556	103,440	116,276	(1)%	11%
Operating expenses (1):
Sales and marketing	44,901	49,737	44,018	2%	(10)%
Origination and servicing	16,332	20,934	16,732	(2)%	(22)%
Engineering and product development	29,428	29,209	21,063	40%	1%
Other general and administrative	58,940	53,457	32,280	83%	10%
Goodwill impairment	1,650	35,400	—	N/M	N/M
Total operating expenses	151,251	188,737	114,093	33%	(20)%
Income (loss) before income tax expense	(36,695)	(85,297)	2,183	N/M	N/M
Income tax (benefit) expense	(209)	(3,946)	1,233	N/M	N/M
Net income (loss)	$(36,486)	$(81,351)	$950	N/M	N/M
N/M - Not meaningful.

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of
Operations – Operating Expenses” for additional information.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2016	2015	Change (%)
Operating revenues:
Transaction fees	$321,926	$258,553	25%
Servicing fees	45,058	20,870	116%
Management fees	8,562	7,663	12%
Other revenue	(9,281)	5,140	N/M
Total operating revenue	366,265	292,226	25%
Net interest income and fair value adjustments	4,025	2,199	83%
Total net revenue	370,290	294,425	26%
Operating expenses (1):
Sales and marketing	161,213	117,989	37%
Origination and servicing	56,464	43,639	29%
Engineering and product development	82,835	53,175	56%
Other general and administrative	150,432	86,937	73%
Goodwill impairment	37,050	—	N/M
Total operating expenses	487,994	301,740	62%
Loss before income tax expense	(117,704)	(7,315)	N/M
Income tax (benefit) expense	(4,004)	2,249	N/M
Net loss	$(113,700)	$(9,564)	N/M

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of
Operations – Operating Expenses” for additional information.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

	Three Months Ended			Change (%)
	September 30, 2016	June 30, 2016	September 30, 2015	Q3 2016 vs Q3 2015	Q3 2016 vs Q2 2016
Transaction fees	$100,813	$96,605	$100,420	—%	4%
Servicing fees	16,513	11,603	8,999	83%	42%
Management fees	1,964	3,053	2,900	(32)%	(36)%
Other revenue	(6,681)	(8,870)	2,743	N/M	N/M
Total operating revenue	112,609	102,391	115,062	(2)%	10%
Net interest income and fair value adjustments	1,947	1,049	1,214	60%	86%
Total net revenue	$114,556	$103,440	$116,276	(1)%	11%

	Nine Months Ended September 30,
	2016	2015	Change (%)
Transaction fees	$321,926	$258,553	25%
Servicing fees	45,058	20,870	116%
Management fees	8,562	7,663	12%
Other revenue	(9,281)	5,140	N/M
Total operating revenue	366,265	292,226	25%
Net interest income and fair value adjustments	4,025	2,199	83%
Total net revenue	$370,290	$294,425	26%
N/M - Not meaningful.

Our primary sources of revenue consist of fees received for transactions through or related to our marketplace and include transaction, servicing and management fees. The analysis below is presented for the following periods: Third quarter of 2016 compared to the third quarter of 2015 (Quarter Over Quarter), third quarter of 2016 compared to the second quarter of 2016 (Sequential), and the first nine months of 2016 compared to the first nine months of 2015 (Nine Months Over Nine Months).

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform through our marketplace's role in facilitating loan originations. The amount of these fees is based upon the terms of the loan, including grade, rate, term and other factors. As of September 30, 2016, these fees ranged from 1% to 7% of the initial principal amount of a loan. In addition, for education and patient finance loans, transaction fees may exceed 7% as they include fees earned from issuing banks and the service providers.

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

In October 2016, we recognized approximately $3.9 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the third quarter of 2016. In

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

October 2015, we recognized approximately $11.7 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the third quarter of 2015.

Quarter Over Quarter: Transaction fees were $100.8 million and $100.4 million for the third quarters of 2016 and 2015, respectively. Higher average transactions fees in the third quarter of 2016 resulting from the March 2016 fee increases discussed above were offset by lower origination volume in the comparative quarters. The average transaction fee as a percentage of the initial principal balance of the loan was 5.1% and 4.5% for the third quarters of 2016 and 2015, respectively, driven by a change in the mix of loans issued and the increase in transaction fees noted above. This was offset by a 12% decrease in loan origination volume during the third quarter of 2016 compared to the same quarter of 2015.

Sequential: Transaction fees were $100.8 million and $96.6 million for the third and second quarter of 2016, respectively, an increase of 4%. The increase was primarily driven by higher average transaction fees in the third quarter of 2016 as a result of a change in the mix of loan originations towards lower grades that carry higher transaction fees. The average transaction fee as a percentage of the initial principal balance of the loan was 5.1% and 4.9% for the third and second quarter of 2016, respectively.

Nine Months Over Nine Months: Transaction fees were $321.9 million and $258.6 million for the first nine months of 2016 and 2015, respectively, an increase of 25%. The increase was due to an increase in loans facilitated through our marketplace from $5.8 billion for the first nine months of 2015 to approximately $6.7 billion for the first nine months of 2016, an increase of 15%, as well as higher average transaction fees in the first nine months of 2016 resulting from the March 2016 fee increases discussed above. The average transaction fee as a percentage of the initial principal balance of the loan was 4.8% and 4.5% for the first nine months of 2016 and 2015, respectively.

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

Servicing rights are recorded as either an asset or liability depending on the degree to which the contractual loan servicing fee is above or below, respectively, an estimated market rate loan servicing fee. During the second quarter of 2016, the Company increased its assumption of the market rate of loan servicing from 57 basis points per annum to 63 basis points per annum, based on review of estimated third party servicing rates and market servicing benchmarking analyses provided by two third party valuation firms. The increase in the assumption of a market rate of loan servicing caused the value of the Company’s servicing rights to decrease. The recording of the change in fair value of servicing rights does not affect the contractual servicing rates that the Company collects from the whole loan investors on a monthly basis.

Quarter Over Quarter: Servicing fee revenue was $16.5 million and $9.0 million for the third quarters of 2016 and 2015, respectively, an increase of 83%. The increase was primarily due to increases in both the balances of whole loans sold and the loan balances that underlie the notes and certificates. Additionally, servicing fee revenue increased due to higher contractual collection fees.

Sequential: Servicing fee revenue increased by $4.9 million during the third quarter of 2016 compared to the second quarter of 2016 due to increased servicing fees related to whole loans sold and notes of $1.9 million plus a

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

$3.0 million lower decrease in the fair value of servicing assets and liabilities. The fair value decrease in the second quarter of 2016 resulted from an increase in the assumption of the market rate of loan servicing. There was no such adjustment in the third quarter of 2016.

Nine Months Over Nine Months: Servicing fee revenue was $45.1 million and $20.9 million for the first nine months of 2016 and 2015, respectively, an increase of 116%. The increase was due to increases in both the balances of whole loans sold and the loan balances that underlie the notes and certificates.

The table below illustrates the composition of servicing fees by source for each period presented:

	Three Months Ended			Change (%)
	September 30, 2016	June 30, 2016	September 30, 2015	Q3 2016 vs Q3 2015	Q3 2016 vs Q2 2016
Servicing fees related to whole loans sold	$12,980	$11,392	$4,935	N/M	14%
Note servicing fees	5,236	4,883	3,661	43%	7%
Servicing fees before change in fair value of servicing assets and liabilities	18,216	16,275	8,596	112%	12%
Change in fair value of servicing assets and liabilities, net	(1,703)	(4,672)	403	N/M	N/M
Total servicing fees	$16,513	$11,603	$8,999	83%	42%

	Nine Months Ended September 30,
	2016	2015	Change (%)
Servicing fees related to whole loans sold	$33,872	$11,022	N/M
Note servicing fees	15,251	8,396	82%
Servicing fees before change in fair value of servicing assets and liabilities	49,123	19,418	153%
Change in fair value of servicing assets and liabilities, net	(4,065)	1,452	N/M
Total servicing fees	$45,058	$20,870	116%

Management Fees

Investors in funds managed by LCA, pay a monthly management fee based on the month-end balance of their assets under management, up to 1.5% per annum. LCA does not earn any carried interest from the investment funds. For managed account certificate holders, LCA earns a management fee of up to 1.2% per annum of the month-end balance of their assets under management. Any of these fees may be waived or reduced at the discretion of LCA. A significant portion of the management fees is earned from the funds that are managed by LCA. We currently anticipate that the assets under management associated with these funds will decrease as a result of a significant amount of redemption requests received. This potential reduction will negatively affect management fee revenue. At September 30, 2016, the aggregate assets of these funds were $0.9 billion and outstanding aggregate redemption requests totaled $588.2 million.

Quarter Over Quarter: Management fees were $2.0 million and $2.9 million for the third quarters of 2016 and 2015, respectively, a decrease of 32%. The decrease in management fees was primarily due to a reimbursement of prior management fees to some investors.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Sequential: Management fees were $2.0 million and $3.1 million for the third and second quarter of 2016, respectively, a decrease of 36% due to a reimbursement of management fees overages.

Nine Months Over Nine Months: Management fees were $8.6 million and $7.7 million for the first nine months of 2016 and 2015, respectively, an increase of 12%. The increase in management fees was primarily due to an increase in the total assets under management and outstanding certificate balances.

Other Revenue

Other revenue primarily consists of gains and losses on sales of whole loans and referral revenue. In connection with whole loan sales, in addition to the transaction and servicing fees earned with respect to the corresponding loan, we recognize a gain or loss on the sale of that loan based on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee. Referral revenue consists of fees earned from third-party companies when customers referred by us complete specified actions with such third-party companies.

The table below illustrates the composition of other revenue for each period presented:

	Three Months Ended			Change (%)
	September 30, 2016	June 30, 2016	September 30, 2015	Q3 2016 vs Q3 2015	Q3 2016 vs Q2 2016
Gain (loss) on sales of loans	$(11,519)	$(10,447)	$1,685	N/M	10%
Referral revenue	1,548	1,510	987	57%	3%
Other	3,290	67	71	N/M	N/M
Other revenue (loss)	$(6,681)	$(8,870)	$2,743	N/M	(25)%

	Nine Months Ended September 30,
	2016	2015	Change (%)
Gain (loss) on sales of loans	$(17,267)	$2,140	N/M
Referral revenue	4,590	2,906	58%
Other	3,396	94	N/M
Other revenue (loss)	$(9,281)	$5,140	N/M

Quarter Over Quarter: Other revenue (loss) was $(6.7) million and $2.7 million for the third quarters of 2016 and 2015, respectively. The sale of loans in the third quarter of 2016 resulted in approximately $10.7 million of incentives provided to investors. Prior to the second quarter of 2016 the Company had not historically provided such incentives.

Sequential: Other revenue (loss) was $(6.7) million and $(8.9) million for the third and second quarter of 2016, respectively.

Nine Months Over Nine Months: Other revenue (loss) was $(9.3) million and $5.1 million for the first nine months of 2016 and 2015, respectively. As noted above, incentives were provided to investors commencing in the second quarter of 2016 resulting in approximately $14.0 million and $10.7 million of incentives provided in the second and third quarters of 2016, respectively.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Interest Income and Fair Value Adjustments

	Three Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015
Net interest income	$2,424	$2,089	$1,174
Net fair value adjustments	(477)	(1,040)	40
Net interest income and fair value adjustments	$1,947	$1,049	$1,214

	Nine Months Ended September 30,
	2016	2015
Net interest income	$5,709	$2,165
Net fair value adjustments	(1,684)	34
Net interest income and fair value adjustments	$4,025	$2,199

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

During the second quarter of 2016, the Company purchased a total of $134.9 million in loans to fulfill regulatory requirements and to support short-term marketplace equilibrium. The Company was able to find additional investors in these loans, or previously funded loans, and resold $135.5 million of these loans before June 30, 2016. The Company purchased $0.4 million in loans in the third quarter of 2016 to fulfill regulatory requirements or to support short-term market place equilibrium.

The outstanding principal balance of loans for which the Company remained invested in as of September 30, 2016 amounted to $34.2 million. The Company recorded a negative fair valuation adjustment on the loans it had remained invested in as of September 30, 2016 of approximately $1.0 million and $0.5 million during the second and third quarter of 2016, respectively. See “Part I – Financial Information – Item 1 – Financial Statements – Note 12 – Secured Borrowings” for additional information.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Additionally, interest income includes interest income earned on cash and cash equivalents and the securities available for sale portfolio. Our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. The following table provides additional detail related to net interest income and fair value adjustments:

	Three Months Ended			Change (%)
	September 30, 2016	June 30, 2016	September 30, 2015	Q3 2016 vs Q3 2015
Interest income:
Loans	$170,627	$178,452	$144,663	18%
Securities available for sale	810	750	899	(10)%
Cash and cash equivalents	431	483	271	59%
Total interest income	171,868	179,685	145,833	18%
Interest expense:
Notes and certificates	(169,444)	(177,596)	(144,659)	17%
Total interest expense	(169,444)	(177,596)	(144,659)	17%
Net interest income	$2,424	$2,089	$1,174	106%
Average outstanding balances:
Loans	$4,728,934	$4,836,993	$3,930,221	20%
Notes and certificates	$4,720,781	$4,832,056	$3,951,541	19%

	Nine Months Ended September 30,
	2016	2015	Change (%)
Interest income:
Loans	$525,723	$387,697	36%
Securities available for sale	2,302	1,447	59%
Cash and cash equivalents	1,407	687	105%
Total interest income	529,432	389,831	36%
Interest expense:
Notes and certificates	(523,723)	(387,666)	35%
Total interest expense	(523,723)	(387,666)	35%
Net interest income	$5,709	$2,165	N/M
Average outstanding balances:
Loans	$4,791,999	$3,512,666	36%
Notes and certificates	$4,794,868	$3,530,424	36%
N/M - Not meaningful.

Interest income from loans was $170.6 million and $144.7 million for the third quarters of 2016 and 2015, respectively. The increase in interest income was primarily due to the increase in the outstanding balances of loans. Interest income from loans was $525.7 million and $387.7 million for the first nine months of 2016 and 2015, respectively. The increase in interest income was primarily due to the increase in the outstanding balances of loans.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Interest expense for notes and certificates was $169.4 million and $144.7 million for the third quarters of 2016 and 2015, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of notes and certificates. Interest expense for notes and certificates was $523.7 million and $387.7 million for the first nine months of 2016 and 2015, respectively. The increase in interest expense was primarily due to the increase in the outstanding balances of notes and certificates.

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

The net fair value adjustments were immaterial for the third quarters of and first nine months of 2016 and 2015. The losses from fair value adjustments on loans were largely offset by the gains from fair value adjustments on notes and certificates due to the borrower payment dependent design of the notes and certificates and due to the principal balances of the loans being similar to the combined principal balances of the notes and certificates.

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

In light of the significant decrease in the trading price of our common stock in May 2016, we began offering incentive retention awards to certain members of the executive management team and other key personnel that totaled $34.9 million that will be recognized as compensation expense ratably through May 2017. In addition, we have incurred and expect to continue to incur significant legal and other expenses in connection with the inquiries and private litigation that has risen and may continue to arise from the internal review of the sub-committee of the board of directors discussed above.

	Three Months Ended			Change %
	September 30, 2016	June 30, 2016	September 30, 2015(1)	Q3 2016 vs Q3 2015	Q3 2016 vs Q2 2016
Sales and marketing	$44,901	$49,737	$44,018	2%	(10)%
Origination and servicing	16,332	20,934	16,732	(2)%	(22)%
Engineering and product development	29,428	29,209	21,063	40%	1%
Other general and administrative	58,940	53,457	32,280	83%	10%
Goodwill impairment	1,650	35,400	—	N/M	N/M
Total operating expenses	$151,251	$188,737	$114,093	33%	(20)%
N/M - Not meaningful.

(1)	Prior period amounts have been reclassified to conform to the current period presentation.

Sales and marketing expense was $44.9 million and $44.0 million for the third quarters of 2016 and 2015, respectively, an increase of 2%. The increase was primarily due to a $1.1 million increase in variable marketing expenses. On a sequential basis, sales and marketing expense was $44.9 million and $49.7 million for the third quarter of 2016 compared to the second quarter of 2016, respectively, a decrease of 10%. The decrease was primarily due to a $3.1 million decrease in non-recurring advisory fee and a $1.2 million decrease in personnel-related expenses associated with lower headcount levels, and severance costs.

Origination and servicing expense was $16.3 million and $16.7 million for the third quarters of 2016 and 2015, respectively, a decrease of 2%. The decrease was primarily due to a $0.5 million decrease in loan processing costs, partially offset by a $0.3 million increase in personnel-related expenses associated with higher headcount levels. On a sequential basis, origination and servicing expense was $16.3 million and $20.9 million for the third quarter of 2016 compared to the second quarter of 2016, respectively, a decrease of 22%. The decrease was primarily due to a $2.3 million decrease in personnel-related expenses associated with lower headcount levels and severance costs.

Engineering and product development expense was $29.4 million and $21.1 million for the third quarters of 2016 and 2015, respectively, an increase of 40%. The increase was primarily driven by investment in our platform and product development, which included a $5.3 million increase in personnel-related expenses resulting from increased headcount and increased salaries, and a $2.4 million increase in equipment, software and depreciation expense. On a sequential basis, engineering and product development expense was $29.4 million and $29.2 million for the third quarter of 2016 compared to the second quarter of 2016, respectively, an increase of 1%. The increase was primarily driven by investment in our platform and product development, which included a $0.9 million increase in personnel-related expenses resulting from retention costs, offset by a $0.7 million decrease in equipment, software and depreciation expense.

We capitalized $9.8 million and $7.5 million in software development costs in the third quarters of 2016 and 2015, respectively.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Other general and administrative expense was $58.9 million and $32.3 million for the third quarters of 2016 and 2015, respectively, an increase of 83%. The increase was primarily due to a $13.8 million increase in legal, audit, communications, and advisory fees associated with the board review and government inquiries discussed above, including investigating the matters identified in the board review, supporting investor due diligence activities, remediation efforts and pending and potential future litigation matters. The increase was also due to a $7.2 million increase in salaries and stock-based compensation expense related to increased headcount, and salaries of newly hired executives, as we invested in infrastructure and support teams, a $2.8 million operational loss related to certain service providers of our patient and educational finance business, and a $2.1 million increase in facilities expense.

On a sequential basis, other general and administrative expense was $58.9 million and $53.5 million for the third quarter of 2016 compared to the second quarter of 2016, respectively, an increase of 10%. The increase was primarily due to a $2.9 million increase in stock-based compensation expense primarily driven by retention costs, and a $2.8 million operational loss related to certain service providers of our patient and educational finance business. The increase was also due to a $0.3 million increase in legal, audit, communications, and advisory fees associated with the board review discussed above, including investigating the matters identified in the board review, supporting investor due diligence activities, remediation efforts and litigation matters that have arisen, and may continue to arise.

	Nine Months Ended September 30,
	2016	2015(1)	Change (%)
Sales and marketing	$161,213	$117,989	37%
Origination and servicing	56,464	43,639	29%
Engineering and product development	82,835	53,175	56%
Other general and administrative	150,432	86,937	73%
Goodwill impairment	37,050	—	N/M
Total operating expenses	$487,994	$301,740	62%
N/M - Not meaningful.

(1)	Prior period amounts have been reclassified to conform to the current period presentation.

Sales and marketing expense was $161.2 million and $118.0 million for the first nine months of 2016 and 2015, respectively, an increase of 37%. The increase was primarily due to $34.9 million increase in variable marketing that drove higher loan originations, a $4.3 million increase in personnel-related expense associated with higher headcount levels, retention costs, severance costs, and a $2.8 million increase in non-recurring advisory fees.

Origination and servicing expense was $56.5 million and $43.6 million for the first nine months of 2016 and 2015, respectively, an increase of 29%. The increase was due to a $4.7 million increase in consumer reporting agency and loan processing costs, both driven by higher loan originations and a higher outstanding balance of loans serviced, and a $7.5 million increase in personnel-related expenses associated with higher headcount levels, retention costs, and severance costs.

Engineering and product development expense was $82.8 million and $53.2 million for the first nine months of 2016 and 2015, respectively, an increase of 56%. The increase was primarily driven by investment in our platform and product development, which included a $18.2 million increase in personnel-related expenses resulting from increased headcount, retention costs, and a $9.0 million increase in equipment, software and depreciation expense.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

We capitalized $29.9 million and $18.1 million in software development costs in the first nine months of 2016 and 2015, respectively.

Other general and administrative expense was $150.4 million and $86.9 million for the first nine months of 2016 and 2015, respectively, an increase of 73%. The increase was primarily due to a $29.1 million increase in legal, audit, communications, and advisory fees associated with the board review discussed above, including investigating the matters identified in the board review, supporting investor due diligence activities, remediation efforts and litigation matters that have arisen, and may continue to arise. The increase is also due to a $21.4 million increase in salaries and stock-based compensation expense related to increased headcount as we invested in infrastructure and support teams, retention costs, severance costs, as well as a $6.8 million increase in facilities expense.

Goodwill Impairment

Goodwill impairment consists of a charge for the excess of the fair value of goodwill over the carrying value of the education and patient finance reporting unit.

In the second quarter of 2016 and in the third quarter of 2016, the Company recorded a goodwill impairment charge of $35.4 million and $1.7 million, respectively, related to the education and patient finance reporting unit, for a total charge of $37.1 million for the first nine months of 2016. There were no goodwill charges in the first quarter of 2016 or the first nine months of 2015. See Note 9 Intangible Assets and Goodwill for a further description of this impairment. If the performance of the education and patient finance reporting unit fails to meet current expectations, it is possible that the carrying value of this reporting unit, even after the current impairment charge, will exceed its fair value, which could result in further recognition of a noncash impairment of goodwill that could be material.

Income Taxes

For the third quarter and first nine months of 2016 we recorded income tax benefit of $0.2 million and $4.0 million, respectively. For the third quarter and first nine months of 2015, we recorded income tax expense of $1.2 million and $2.2 million, respectively. The income tax benefit in the third quarter and first nine months of 2016 included the recognition of a full valuation allowance against deferred tax assets and the tax effects of unrealized gains credited to other comprehensive income. In addition, the income tax benefit in the first nine months of 2016 included the tax effects of the impairment of tax deductible goodwill, which occurred during the second quarter of 2016.

We continued to record a valuation allowance against the net deferred tax assets. As of September 30, 2016, the valuation allowance was $35.4 million. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

The following table shows the calculation of contribution and contribution margin.

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating Revenue	$112,609	$102,391	$115,062	$366,265	$292,226
Less: Sales and marketing (1)	44,901	49,737	44,018	161,213	117,989
Less: Origination and servicing (1)	16,332	20,934	16,732	56,464	43,639
Total direct expenses	$61,233	$70,671	$60,750	$217,677	$161,628
Add: Stock-based compensation (2)	$2,712	$2,376	$2,945	$7,738	$7,491
Contribution(1)	$54,088	$34,096	$57,257	$156,326	$138,089
Contribution margin(1)	48.0%	33.3%	49.8%	42.7%	47.3%

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of Operations – Operating Expenses” for additional information.

(2)	Contribution also excludes stock-based compensation expense included in the sales and marketing and origination and servicing expense categories.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of net income (loss) to contribution for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income (loss)	$(36,486)	$(81,351)	$950	$(113,700)	$(9,564)
Net interest income and fair value adjustments	(1,947)	(1,049)	(1,214)	(4,025)	(2,199)
Engineering and product development expense(1)	29,428	29,209	21,063	82,835	53,175
Other general and administrative expense(1)	58,940	53,457	32,280	150,432	86,937
Goodwill impairment	1,650	35,400	—	37,050	—
Stock-based compensation expense(1)(2)	2,712	2,376	2,945	7,738	7,491
Income tax (benefit) expense	(209)	(3,946)	1,233	(4,004)	2,249
Contribution(1)	$54,088	$34,096	$57,257	$156,326	$138,089
Total operating revenue	$112,609	$102,391	$115,062	$366,265	$292,226
Contribution margin(1)	48.0%	33.3%	49.8%	42.7%	47.3%

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of Operations – Operating Expenses” for additional information.

(2)	Contribution also excludes stock-based compensation expense included in the sales and marketing and origination and servicing expense categories.

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

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income (loss)	$(36,486)	$(81,351)	$950	$(113,700)	$(9,564)
Net interest income and fair value adjustments	(1,947)	(1,049)	(1,214)	(4,025)	(2,199)
Acquisition and related expense	294	293	937	880	1,634
Depreciation expense:
Engineering and product development	5,362	4,917	3,808	14,772	9,813
Other general and administrative	1,104	993	708	3,003	1,636
Amortization of intangible assets	1,163	1,180	1,256	3,599	4,075
Goodwill impairment	1,650	35,400	—	37,050	—
Stock-based compensation expense	17,922	13,447	13,479	46,390	37,558
Income tax (benefit) expense	(209)	(3,946)	1,233	(4,004)	2,249
Adjusted EBITDA (1)	$(11,147)	$(30,116)	$21,157	$(16,035)	$45,202
Total operating revenue	$112,609	$102,391	$115,062	$366,265	$292,226
Adjusted EBITDA margin	(9.9)%	(29.4)%	18.4%	(4.4)%	15.5%

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of Operations – Operating Expenses” for additional information.

Operating expenses include the following amounts of stock based compensation for the periods presented.

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Sales and marketing	$1,699	$1,413	$2,283	$5,016	$5,504
Origination and servicing	1,013	963	662	2,722	1,987
Engineering and product development	4,931	4,480	3,145	13,134	7,886
Other general and administrative	10,279	6,591	7,389	25,518	22,181
Total stock-based compensation expense (1)	$17,922	$13,447	$13,479	$46,390	$37,558

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Results of Operations – Operating Expenses” for additional information.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Servicing Fees Before Changes in Fair Value of Assets and Liabilities

Servicing and management fee revenue associated with the servicing portfolio, excluding fair market value accounting adjustments, is a non-GAAP financial measure that is calculated as servicing fees less the fair market value accounting adjustment.  The Company has elected to account for servicing assets and liabilities at fair value with changes in fair value recorded through earnings in the period of change. The Company believes this is a useful non-GAAP financial measure because it reflects the amount of fees actually collected and represents the true economic benefit of our servicing arrangements. We believe that the fair value adjustments to the servicing assets and liabilities is less useful in particular because the Company does not trade or transfer such servicing assets or liabilities.

The following table presents a reconciliation of servicing fees to servicing fees before change in fair value of servicing assets and liabilities.

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Servicing fees	$16,513	$11,603	$8,999	$45,058	$20,870
Change in fair value of servicing assets and liabilities	1,703	4,672	(403)	4,065	(1,452)
Servicing fees before change in fair value of servicing assets and liabilities	$18,216	$16,275	$8,596	$49,123	$19,418

Investments by Investment Channel and Investor Concentration

The following table shows the percentage of loan originations funded by investment channel for the periods presented.

	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Originations by Investor Type:
Managed accounts	36%	38%	30%	35%	55%
Self-managed, individuals	15%	13%	15%	17%	14%
Banks	26%	23%	34%	28%	13%
Other institutional investors	23%	26%	21%	20%	18%
Total	100%	100%	100%	100%	100%

The following table provides the percentage of loans invested in by the ten largest investors during each of the previous five quarters (by dollars invested):

	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Percentage of Loans Invested In by Ten Largest Investors (by $ invested)	58%	58%	51%	62%	72%

For the quarter ended September 30, 2016, no single investor accounted for more than 26% of the loans invested in through our marketplace. The composition of the top ten investors may vary from period to period. In addition to

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

these investors, private funds associated with LCA and publicly issued member payment dependent notes accounted for approximately 2% and 15%, respectively, of investment capital provided through our marketplace during the period.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Liquidity and Capital Resources

Liquidity

The following table sets forth certain cash flow information for the periods presented:

	Nine Months Ended September 30,
Condensed Cash Flow Information:	2016	2015
Net cash (used for) provided by operating activities	$(7,746)	$53,350

Cash flow used for loan investing activities (1)	(252,740)	(1,442,964)
Cash flow used for all other investing activities	(88,154)	(477,954)
Net cash used for investing activities	(340,894)	(1,920,918)

Cash flow provided by note/certificate, and secured borrowings financing (1)	244,096	1,454,391
Cash flow provided by all other financing activities	1,780	122,603
Net cash provided by financing activities	245,876	1,576,994
Net decrease in cash and cash equivalents	$(102,764)	$(290,574)

(1)
Cash flow used for loan investing activities includes the purchase of loans and repayment of loans facilitated through our marketplace. Cash flow provided by note/certificate and secured borrowings financing activities includes the issuance of notes and certificates to investors and the repayment of those notes and certificates. These amounts generally correspond and offset each other.

Our short-term liquidity needs generally relate to our working capital requirements. These liquidity needs are generally met through cash generated from the operations of facilitating loan originations. If the recent pause in investor funding on our platform, as described above, continues, cash generated from facilitating loan originations could decline, in which case we may need to use our cash and cash equivalents on hand, which was $520.8 million at September 30, 2016, to meet our working capital needs. The Company additionally had $278.9 million of available for sale securities at September 30, 2016. As shown in the table above, the Company had negative operating cash flow for the first nine months of 2016. The net loss during the first nine months of 2016, including cash expenses for legal, audit, communications, and advisory fees associated with the board review and government inquiries discussed above, including investigating the matters identified in the board review, supporting investor due diligence activities, remediation efforts and pending and potential future litigation matters, along with the purchases of loans the Company intends to sell, contributed to the negative operating cash flow for the nine months of 2016. Generally, there has been no material impact on our liquidity position as of September 30, 2016, related to the purchase of loans in the first nine months of 2016; as such, loans generally were funded by proceeds from the issuance of corresponding notes and certificates, or such loans have been sold on the same day to whole loan investors.

As a result of recent events arising out of our board review noted above, we are actively exploring ways to restore investor confidence in our platform and obtain investment capital for the platform. See “Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment.”

Additionally, given the payment dependent structure of the notes and certificates, principal and interest payments on notes and certificates are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity. During the second quarter of 2016, the Company purchased a total of $134.9 million in loans to fulfill regulatory requirements and to support short-term marketplace equilibrium. The Company was able to find additional investors in these loans, or previously funded loans, and resold $135.5 million

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

of these loans before June 30, 2016. The Company purchased $0.4 million in loans in the third quarter of 2016 to fulfill regulatory requirements or to support short-term market place equilibrium. The outstanding principal balance of loans for which the Company remained invested in as of September 30, 2016 amounted to $34.2 million. See “Item 4 – Controls and Procedures.”

Cash and cash equivalents are primarily held in institutional money market funds and interest-bearing deposit accounts at investment grade financial institutions. Cash and cash equivalents were $520.8 million and $623.5 million as of September 30, 2016 and December 31, 2015, respectively. Changes in the balance of cash and cash equivalents during the first nine months of 2016 were primarily a result of timing related to working capital requirements or investments in or out of our securities available for sale portfolio and changes in restricted cash and other investments.

Restricted cash consists primarily of checking, money market and certificate of deposit accounts that are: (i) pledged to or held in escrow by the Company’s correspondent banks as security for transactions processed on or related to our platform or activities by certain investors; (ii) pledged through a credit support agreement with a certificate holder; (iii) held in a Rabbi Trust through a grantor trust agreement to satisfy obligations to partnerships under the Company's 2016 Cash Retention Bonus Plan, or (iv) received from investors but not yet been applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds. Restricted cash was $139.5 million and $80.7 million at September 30, 2016 and December 31, 2015, respectively. The increase is primarily attributable to additional transactions related to our platform or with certain investors.

In April 2015, we invested in securities classified as available for sale. The fair value of securities available for sale as of September 30, 2016 was $278.9 million. At September 30, 2016, these securities include corporate debt securities, asset-backed securities, U.S. agency securities, U.S. Treasury securities and other securities. All securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses. These securities provided $2.7 million of interest income for the first nine months of 2016. These securities continue to be available to meet liquidity needs.

Our available liquidity resources may also be provided by external sources. On December 17, 2015, we entered into a credit and guaranty agreement with several lenders for an aggregate $120 million secured revolving credit facility (Credit Facility). In connection with the credit agreement, we entered into a pledge and security agreement with Morgan Stanley Senior Funding, Inc., as collateral agent. Proceeds of loans made under the Credit Facility may be borrowed, repaid and reborrowed until December 17, 2020. Repayment of any outstanding proceeds are payable on December 17, 2020, but may be prepaid without penalty. We did not have any loans outstanding under the Credit Facility during the first nine months of 2016.

On February 9, 2016, our board of directors approved a share repurchase program under which we may repurchase up to $150 million of our common shares in open market or privately negotiated transactions in compliance with Securities and Exchange Act Rule 10b-18. This repurchase program is valid for one year and does not obligate the Company to acquire any particular amount of common stock, and may be suspended at any time at Lending Club’s discretion. During the nine months ended September 30, 2016, we repurchased 2,282,720 shares of our common stock for an aggregate purchase price of $19.5 million. See “Part I – Financial Information – Item 1 – Financial Statements – Note 13 – Employee Incentive and Retirement Plans” for additional information.

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

With the announcement of the initial results of the internal board review on May 9, 2016 and additional findings disclosed on June 28, 2016, many investors paused or reduced their investment activity. The Company has been focused on working with these investors to resume their investment activity and on bringing new investors to the platform. During the second quarter of 2016 and the third quarter of 2016 through August 31,2016 the Company offered incentives to investors in exchange for investment activity. The Company did not offer incentives to investors for investments in loans in the month of September 2016. Although the Company did not have to use a material amount of its own capital to purchase loans in the third quarter of 2016, the failure of the Company to attract investor capital may result in the Company using a greater amount of its own capital to purchase loans on the platform compared to prior periods, or reduce origination volume. These actions may have material adverse impacts on the Company's business, financial condition (including its liquidity), results of operations or ability to sustain and grow loan volume. For a description of recent developments and their potential impact to our liquidity and capital resources, see “Current Economic and Business Environment” above.

We believe based on our projections and ability to reduce loan volume if needed, that our cash on hand, funds available from our line of credit, and our cash flow from operations is expected to be sufficient to meet our liquidity needs for the next twelve months.

Capital Resources

Capital expenditures were $39.0 million, or 10.5% of total net revenue, and $25.9 million, or 9.0% of total net revenue, for the first nine months of 2016 and 2015, respectively. Capital expenditures in 2016 are expected to be approximately $59.0 million, primarily related to continued investment in infrastructure and technology.

Off-Balance Sheet Arrangements

As of September 30, 2016, a total of $4.7 million in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026. There were no off-balance sheet arrangements during the first nine months of 2015.

Contingencies

The Company's contingencies as of September 30, 2016 are included in “Part I – Financial Information – Item 1 – Financial Statements – Note 15 – Commitments and Contingencies.”

Critical Accounting Policies and Estimates

Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of of 2016, except as noted below.

Goodwill and Intangible Assets

Goodwill represents the fair value of acquired businesses in excess of the aggregate fair value of the identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Our annual impairment testing date is April 1. Impairment exists whenever the carrying value of

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

goodwill exceeds its implied fair value. Adverse changes in impairment indicators such as loss of key personnel, increase regulatory oversight, or unplanned changes in our operations could result in impairment. We recognized $1.7 million and 37.1 million of goodwill impairment expense during the third quarter and first nine months of 2016, respectively. We did not recognize any goodwill impairment during the third quarter and first nine months of 2015, respectively.

We can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit (generally defined as a component of a business for which financial information is available and reviewed regularly by management) exceeds its carrying value. A qualitative assessment may consider macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital, or company-specific factors, such as market capitalization in excess of net assets, trends in revenue generating activities and merger or acquisition activity.

If we do not qualitatively assess goodwill we compare a reporting unit’s estimated fair value to its carrying value. We estimate the fair value of a reporting unit using both an income approach and a market approach. When applying the income approach, we use a discounted cash flow model, which requires the estimation of cash flows and an appropriate discount rate. We project cash flows expected to be generated by the reporting unit inclusive of an estimated terminal value. The discount rate assumption contemplates a weighted-average cost of capital based on both market observable and company-specific factors. The discount rate is risk-adjusted to include any premiums related to equity price volatility, size, and projected capital structure of publicly traded companies in similar lines of business. The market approach estimates the fair value of a reporting unit based on certain market value multiples of publicly traded companies in similar lines of business, such as total enterprise value to revenue, or to EBITDA. Under the market approach, we also consider fair value implied from any relevant and comparable market transactions. Both approaches include reliance on long-term growth rates, and revenue and earnings projections.

We recorded a goodwill impairment during the second and third quarter of 2016 after completing the annual impairment test. See “Part I – Financial Information – Item 1 – Financial Statements – Note 9 –Intangible Assets and Goodwill” for additional information.

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

LC Trust I

We have determined that LC Trust I (the Trust) is a VIE and that we have a controlling financial interest in the Trust and therefore we must consolidate the Trust in its condensed consolidated financial statements. We established the Trust in February 2011 and funded it with a nominal residual investment. We are the only residual investor in the

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Trust. The purpose of the Trust is to acquire and hold loans for the benefit of investors who have invested in certificates issued by the Trust. The Trust conducts no other business other than purchasing and retaining loans or portions thereof for the benefit of the investment funds and their underlying limited partners. The Trust holds loans, none of which are financed by us. The cash flows from the loans held by the Trust are used to repay obligations under the certificates. The Trust’s assets and liabilities were reflected in the condensed consolidated financial statements at September 30, 2016 and December 31, 2015.

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

Investment In Cirrix Capital

On April 1, 2016, we closed our $10.0 million investment, for an approximate ownership interest of 15% in Cirrix Capital (Investment Fund), a holding company to a family of funds that purchases loans and interests in loans from us. Per the partnership agreement, the family of funds can invest up to 20% of their assets outside of whole loans and interests in whole loans facilitated by us. At September 30, 2016, 100% of the family of funds' assets were comprised of whole loans and interests in loans facilitated by Lending Club's platform. At the time we made our investment, our then Chief Executive Officer (former CEO) and a board member (together, the Related Party Investors) also had limited partnership interests in the Investment Fund that resulted in an aggregate ownership of approximately 29% in the Investment Fund by the Related Party Investors and us. As of September 30, 2016, we and a board member had an aggregate ownership interest of approximately 27% in the Investment Fund.

Our investment is deemed to be a variable interest in the Investment Fund because the limited partnership interest shares in the expected returns and losses of the Investment Fund. The expected returns and losses of the Investment Fund result from the net returns of the family of funds owned by the Investment Fund, which are derived from interest income earned from loans and interests in whole loans that are purchased by the Investment Fund. Such loans and interests in loans were facilitated by us. Additionally, the Investment Fund is considered a VIE. We are not the primary beneficiary of the Investment Fund because we do not have the power to direct the activities that most significantly affect the Investment Fund’s economic performance. As a result, we do not consolidate the operations of the Investment Fund in our financial statements. We account for this investment under the equity method of accounting, which approximates its maximum exposure to loss as a result of its involvement in the

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investment Fund. At September 30, 2016, our investment was $10.1 million, which was recorded in other assets in the condensed consolidated balance sheet.

Separately, we are subject to a credit support agreement that requires us to pledge and restrict cash in support of our contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the interests in whole loans that are in excess of a specified, aggregate net loss threshold. The Related Party Investors and us are excluded from receiving any benefits, if provided, from this credit support agreement. As of September 30, 2016, we have not been required to nor do we anticipate recording losses under this agreement. In conjunction with our determination that we have a variable interest in a VIE, the Investment Fund, we are required to disclose our maximum exposure to loss under this credit support agreement, which was limited to $6.0 million and $34.4 million at September 30, 2016 and December 31, 2015, respectively.

The Investment Fund passes along credit risk to the limited partners. We did not design the Investment Fund’s investment strategy and cannot require the Investment Fund to purchase loans. Additionally, we reviewed whether we collectively, with the board member's investment, had power to control the Investment Fund and concluded that we did not based on the unilateral ability of the general partner to exercise power over the limited partnership and the inability of the limited partners to remove the general partner. See “Note 17 – Related Party Transactions” for additional information.

LCA Managed or Advised Private Funds

In conjunction with the adoption of a new accounting standard that amends accounting for consolidations effective January 1, 2016, we reviewed our relationship with the private funds managed or advised by LCA and concluded that we do not have a variable interest in the private funds. As of September 30, 2016, we do not hold any investments in the private funds. Certain of our related parties have investments in the private funds, as discussed in “Part I – Financial Information – Item 1 – Financial Statements – Note 17– Related Party Transactions.” We charge the limited partners in the private funds a management fee based on their account balance at month end for services performed as the general manager, including fund administration, and audit, accounting and tax preparation services. Accordingly, our fee arrangements contain only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. These fees are solely compensation for services provided and are commensurate with the level of effort required to provide those services. We do not have any other interests in the private funds and therefore we do not have a variable interest in the private funds.

Management regularly reviews and reconsiders its previous conclusion regarding whether it holds variable interest in potential VIEs, the status of an entity as a VIE, and whether we are required to consolidate such VIEs in the condensed consolidated financial statements.

There have been no other significant changes to these critical accounting policies and estimates during the first nine months of 2016.

Loan Servicing Rights

As a result of the nature of servicing rights on the sale of loans, the we are a variable interest holder in certain entities that purchase these loans. For all of these entities we either do not have the power to direct the activities that most significantly affect the VIE's economic performance or we do not have a potentially significant economic interest in the VIE. In no case are we the primary beneficiary and as a result none of these entities are consolidated on our consolidated financial statements.

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

During the second quarter of 2016, the Company purchased a total of $134.9 million of loans to fulfill regulatory requirements and to support short-term marketplace equilibrium. The Company was able to find additional investors in these loans, or previously funded loans, and resold $135.5 million of these loans before June 30, 2016. The Company purchased $0.4 million in loans in the third quarter of 2016 to fulfill regulatory requirements or to support short-term market place equilibrium. The outstanding principal balance of loans for which the Company remained invested in as of September 30, 2016 was $34.2 million. See “Part I – Financial Information – Item 1 – Financial Statements – Note 12 – Secured Borrowings” for additional information. We do not believe the interest rate risk associated with these loans held as of September 30, 2016 is material. We will experience increased exposure to interest rate risk if we increase the amount of our capital used to invest in loans given the pausing of investment by platform investors based upon the outcome of the review described above. See “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment” and “Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity.” We do not hold or issue financial instruments for trading purposes.

The fair values of loans and the related notes and certificates are determined using a discounted cash flow methodology. The fair value adjustments for loans are largely offset by the fair value adjustments of the notes and certificates due to the borrower payment dependent design of the notes and certificates and due to the total principal balances of the loans being very close to the combined principal balances of the notes and certificates. The Company recorded a negative fair value adjustment related to the loans the Company invested in as of September 30, 2016 of approximately 1.0 million and $0.5 million during the second and third quarter of 2016, respectively.

We had cash and cash equivalents of $520.8 million as of September 30, 2016. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions and institutional money market funds, which are short-term. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will modestly increase the interest income earned on these cash balances.

Interest Rate Sensitivity

The Company holds securities available for sale. At September 30, 2016, the fair value of our securities available for sale portfolio was $278.9 million, consisting of corporate debt securities, asset-backed securities, U.S. agency securities, certificates of deposit, commercial paper, U.S. Treasury securities and other securities. To mitigate the risk of loss, our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, the Company limits and monitors

LENDINGCLUB CORPORATION

maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on our securities available for sale and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.5 million in the fair value of our securities available for sale as of September 30, 2016. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $1.5 million in the fair value of our securities available for sale as of September 30, 2016. Any realized gains or losses resulting from such interest rate changes would only be recorded if we sold the securities prior to maturity and the securities were not considered other-than-temporarily impaired.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

As previously disclosed, during the second quarter of 2016, we identified a material weakness in our internal control over financial reporting, as described further in “Changes in Internal Control Over Financial Reporting” below. As a result of the circumstances giving rise to the material weakness described below, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective at a level that provides reasonable assurance that the objectives of disclosure controls and procedures were met as of September 30, 2016.

The identified material weakness is the result of the aggregation of control deficiencies related to the Company’s “tone at the top,” which manifested in three primary areas described further below.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2016, and in connection with a board review, with the assistance of independent outside counsel and other advisors, regarding specific near-prime loan sales and other compliance matters described elsewhere herein, we identified a material weakness in our internal control over financial reporting. As a result, the Company has concluded that, as of September 30, 2016, the Company's internal control over financial reporting was ineffective. See “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Board Review.” In addition, the Company concluded that the deficiencies aggregating to this material weakness existed at the end of 2015 and therefore that its internal control over financial reporting was ineffective as of December 31, 2015 and amended its Annual Report on Form 10-K for the year ended December 31, 2015 accordingly. The Company made a similar conclusion with respect to its internal control over financial reporting as of March 31, 2016 and June 30, 2016, as disclosed in our Form 10-Q for the quarter ended March 31, 2016 and June 30, 2016, respectively.

The material weakness relates to the aggregation of control deficiencies in the Company's "tone at the top" and manifested in three primary areas described further below. The control environment, which includes the Company’s Code of Conduct and Ethics Policy, is the responsibility of senior management, and sets the tone of our organization, influences the control consciousness of employees, and is the foundation for the other components of internal control over financial reporting. Although each area described below involved its own deficiencies, a

LENDINGCLUB CORPORATION

significant contributing factor to all of the deficiencies aggregating to a material weakness was the Company’s lack of an appropriate tone at the top set by certain former members of senior management. The Company took immediate and significant steps to address this material weakness through the resignation or termination of certain senior managers and the resignation of the Company’s former CEO. The Company initially appointed Scott Sanborn as acting CEO and Hans Morris as Executive Chairman. On June 28, 2016, the Company announced that the Board appointed Scott Sanborn as the Company's Chief Executive Officer and President, effective June 27, 2016, and that Hans Morris would step down from his temporary role as Executive Chairman. On that date the Company also announced that Mr. Morris had been appointed the independent Chairman of the Board. The Company believes that making these changes was a critical step toward addressing the tone at the top concerns that contributed to the material weakness it has identified. On August 2, 2016 the Company accepted the resignation of the CFO and appointed Bradley Coleman as principal accounting officer and interim CFO. On September 19, 2016, the Company hired Thomas W. Casey as CFO. Bradley Coleman will continue in his role as Principal Accounting Officer and Corporate Controller.

In particular, as previously disclosed in our Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, the material weakness relates to a lack of sufficient controls that allowed the following:

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

As previously reported in our Form 10-Q for the quarter ended March 31, 2016, certain senior managers involved in the sales of near-prime loans that did not meet the investor’s non-credit, non-pricing requirement were terminated or resigned in May of 2016. In addition, in the second quarter of 2016, to further improve our internal controls we updated our Code of Conduct and Ethics Policy. In the third quarter of 2016 we strengthened our data management controls by creating a data change classification matrix and plan to change approval process in the fourth quarter over live database changes of high risk fields prior to changes being made.

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

LENDINGCLUB CORPORATION

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

In the third quarter of 2016, we initiated a preliminary update to the Related Party Policy and communicated it to the directors. Additionally, we have trained all directors and officers on the revised Related Party Policy and new quarterly questionnaire that is used to report and communicate related transactions. We have also enhanced controls designed to ensure that a current list of related parties and other relevant information, if applicable, is communicated to appropriate functions.

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

In the fourth quarter of 2016 we expect to implement or enhance new processes and controls that are designed to ensure that our investor contracts, including contract amendments, adhere to enhanced requirements established by the Risk Committee of the Board. We also plan to enhance our third-party contract management system to strengthen our controls surrounding the governance, review and ongoing monitoring for contract provisions and amendments.

The control improvements noted above to remediate and close this material weakness are subject to the Company’s internal control testing and assessment process to ensure such controls are operating for a sufficient period of time and operating effectively.

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

LENDINGCLUB CORPORATION

Subject to the foregoing, no other change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Part 1 – Financial Information – Item 1 – Financial Statements – Note 15 – Commitments and Contingencies – Legal,” which is incorporated herein by reference.

Item 1A. Risk Factors

During the first nine months of 2016, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company's Annual Report, except as noted below.

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

A decline in social and economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.

As a credit marketplace, we believe our customers are more highly susceptible to uncertainties and negative trends in the markets driven by, among other factors, general social and economic conditions in the United States and abroad. These social and economic factors may affect the ability or willingness of borrowers to make payments on their loans, and consequently, impact the credit performance of the loans, notes and certificates.
Lending Club monitors a variety of economic, credit and competitive indicators so that borrowers can benefit from meaningful savings compared to alternatives, and investors can continue to find attractive risk-adjusted returns compared to other fixed income investments or investment alternatives. Economic factors include interest rates, unemployment levels, gasoline prices, adjustments in monthly payments adjustable-rate mortgages and other debt

LENDINGCLUB CORPORATION

payments, the rate of inflation and consumer perceptions of economic conditions. Social factors include changes in consumer confidence levels and changes in attitudes with respect to incurring debt and the stigma of personal bankruptcy. In the third quarter of 2016, we continued to observe mixed economic data, including an increased propensity for consumers to accumulate debt due to low interest rates, which caused us to remain cautious in our overall credit performance outlook.

Our marketplace has a number of levers at its disposal to adjust to changing market conditions, including the ability to quickly adapt underwriting models and dynamically increase or decrease pricing to provide an appropriate level of loss coverage to investors. Although we have observed some higher delinquencies in populations of loans characterized by high indebtedness, an increased propensity to accumulate debt, and lower credit scores across credit loan grades, it is less notable in lower risk grades.

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

Following the announcement of our board review and resignation of our former CEO, we experienced a slowdown in a significant amount of investment capital available on our platform. While some of these investors have returned, it is still possible that we may be unable to attract additional investors to invest in loans, or we may need to grant investors significant inducements in order to attract capital or use our own capital.

As a result of the circumstances relating to our board review into certain private loan sales to a single institutional investor in contravention of its requirements and other matters, and the resignation of our former CEO, a number of investors that account for, in the aggregate, a significant amount of investment capital on the platform, have paused their investments in loans through the platform. While many of these investors have returned, many have invested at reduced levels, and it is possible that some investors may not resume investing through our platform. As a result, we may use a greater amount of our own capital, compared to past experience, to invest in loans.

During the third quarter of 2016 the Company offered incentives to investors to obtain additional capital for the platform. The Company has been focused on working with investors to resume their investment activity and bringing new investors to the platform. If these investors pause their investment activity again, the Company may need to provide further incentives, and enter into different additional incentive structures or terms, including the use of the Company's equity, to attract investor capital to the platform. Failure to attract investor capital on reasonable terms may result in the Company having to use additional capital to invest in loans or reduce origination volume. In order to obtain additional investor capital to our platform, we may need to enter into various arrangements with new or existing investors. These arrangements may have a number of different structures and terms, including equity or debt transactions, alternative fee arrangements or other inducements including equity. These structures may enable us or third-parties to purchase loans through the platform. Such actions may have a material impact on our business and results of operations and may be costly or dilutive to existing stockholders. There is no assurance that we will be able to enter into any of these transactions, or if we do, what the final terms will be. These actions likely may have material adverse impacts on the Company's business, financial condition (including its liquidity), results of operations and ability to sustain and grow loan volume.

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

LENDINGCLUB CORPORATION

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

Subsequent to March 31, 2016, following an internal board review of certain loan sales and other matters, our CEO resigned, and certain senior managers either resigned or were terminated. We also implemented a reduction in workforce in June 2016 and attrition has been higher than usual in the months since the reduction in force. With any

LENDINGCLUB CORPORATION

change in leadership and reduction in workforce, there is a risk to retention of employees, including other members of senior management, as well as the potential for disruption to business operations, initiatives, plans and strategies. In light of the circumstances surrounding these employee actions, we have offered significant additional compensation to retain certain employees, but we cannot predict whether we ultimately will be able to retain these or other employees in the future, or whether we will have to incur substantial additional cost to do so. In addition, in light of these recent events and their potential overall effect on our business and stock price, key executive officers or senior management may opt to depart the company to pursue other opportunities, which could significantly delay or prevent the achievement of our business objectives or impair our operations or results. See “Part 1 – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Board Review.”

Our stock price has been and will likely continue to be volatile.

As a result of recent events, our stock price has declined significantly since the end of the first quarter of 2016 and has exhibited substantial volatility. Recent developments notwithstanding, our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; changes in the credit performance on our platform; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions.

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

During the second quarter of 2016, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in "Item 4 - Controls and Procedures", we have concluded that our internal control over financial reporting was not effective as of June 30, 2016 due to material weakness. Specifically, our identified material weakness related to (i) appropriate system controls, or review and oversight by other personnel, to detect and prevent sales of loans in direct contravention of the loan agreement, (ii) failure to identify related party transactions so as to ensure proper review and approval or disapproval by the Audit Committee or the board, and (iii) failure to appropriately document, authorize, communicate and monitor amendments to investor contracts. Based upon that discovery, and in connection with the board review of specific near-prime loan sales to an investor and other unrelated compliance matters described elsewhere herein, the Company's CEO and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a level that provides reasonable assurance that the objectives of disclosure controls and procedures were met as of September 30, 2016. As described in “Item 4 –

LENDINGCLUB CORPORATION

Controls and Procedures,” the Company determined that the material weakness existed as of March 31, 2016 and December 31, 2015 and amended its Annual Report on Form 10-K for the year ended December 31, 2015, solely for the purpose of amending management’s assessment of internal control over financial reporting. This amendment will have impact on the financial statements included therein.

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

There continues to be uncertainty as to how the Consumer Financial Protection Bureau's (CFPB) actions or the actions of any other federal or state regulator could impact our business or that of our issuing banks.

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

LENDINGCLUB CORPORATION

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

There has been (and may continue to be) other litigation which has challenged lending arrangements where a bank has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination and servicing of a loan. For example, the CFPB recently alleged that the defendants in Consumer Financial Protection Bureau v. CashCall, Inc., et al (C.D. Cal August 31, 2016) engaged in unfair, deceptive, and abusive acts and practices by servicing and collecting loans that state licensing and state usury laws had rendered partially or wholly uncollectible. The court in that case held that to identify the true lender of a loan the totality of the circumstances

LENDINGCLUB CORPORATION

and a “predominant economic interest” test should be considered. If a similar test were applied in a case regarding our platform, there is no assurance the court would determine that our issuing bank partners have the predominant economic interest in loans facilitated through our platform.

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

The announcement of our internal board review and resignation of our former CEO has resulted in government inquiries, books and records demands and private litigation and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, result in substantial costs and divert management’s attention.

We are regularly subject to claims, lawsuits (including class actions and individual lawsuits), government investigations, and other proceedings in the ordinary course of business. The number and significance of these disputes and inquiries have increased as a result of our internal board review and resignation of our former CEO.
We have received a grand jury subpoena from the U.S. Department of Justice (“DOJ”) and have been contacted by the SEC and other governmental entities. We continue to cooperate with the DOJ, SEC and any other governmental or regulatory authorities or agencies. In the first and second quarter of 2016, several putative class action lawsuits and shareholder derivative actions were filed. The Company believes the plaintiffs’ actions are without merit and intends to vigorously defend against the claims. No assurance can be given as to the timing or outcome of these, or other matters. Responding to inquiries and lawsuits of this nature is costly and time-consuming to management, can generate negative publicity, and could have a material adverse impact on our results of operation. See “Part 1 - Financial Information - Item 1 - Financial Statements - Note 15 - Commitments and Contingencies - Legal” for additional information regarding these matters.

Any delay in the implementation of our technology systems could disrupt our operations and cause unanticipated increases in our costs.

We believe the technology platform that powers our online marketplace enables us to deliver innovative solutions to borrowers and investors and provides a significant time and cost advantage over traditional banks that run on legacy systems. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, customer service, reputation and our ability to attract new and retain existing borrowers and investors. In addition, our future growth prospects are highly dependent on our ability to implement changes to our technology platform to support the future demands of our customers and industry. Our failure to implement changes to our technology platform and adapt to our customers’ changing technological needs and requirements or to hire and retain a sufficient number of engineers and maintain our engineering, and technological expertise could have a material adverse effect on our operations.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Master Loan Purchase Agreement					X
10.2	Form of Master Loan Servicing Agreement					X
10.3	Form of Borrower Loan Agreement					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	November 9, 2016	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer and President

Date:	November 9, 2016	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer