Form 10-K
period 2016-12-31
LendingClub Corp
filed 2017-02-28
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,315,348,311 based on the closing price reported for such date on the New York Stock Exchange. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 23, 2017, there were 400,157,603 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

LENDINGCLUB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2016

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K (Report) regarding borrowers, credit scoring, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by words such as “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “will,” or similar expressions.

These forward-looking statements include, among other things, statements about:

•	the status of borrowers, the ability of borrowers to repay loans and the plans of borrowers;

•	our ability to maintain investor confidence in the operation of our platform;

•	the likelihood of investors to continue to, directly or indirectly, invest through our platform;

•	our ability to secure additional sources of investor commitments for our platform and the continued deployment of those investor commitments on the platform;

•	ability to secure additional investors without incentives to participate on the platform;

•	expected rates of return for investors;

•	the effectiveness of our platform’s credit scoring models;

•	the use or potential use of our own capital to purchase loans;

•
commitments or investments in loans to support: contractual obligations, such as to Springstone’s issuing bank for loans that Springstone facilitates and that are originated by the issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner (Pool B loans) or repurchase obligations, regulatory commitments, such as direct mail, short-term marketplace equilibrium, the testing or initial launch of alternative loan terms, programs or channels that we do not have sufficient performance data on, or customer accommodations;

•	transaction fee or other revenue we expect to recognize after loans are issued by our issuing bank partners;

•	our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between the interim period and full year results;

•	capital expenditures;

•	the impact of new accounting standards;

•	investor, borrower, platform and loan performance-related factors that may affect our revenue;

•	the potential adoption rates and returns related to new products and services;

•	the potential impact of macro-economic developments that could impact the credit performance of our loans, notes and certificates, and influence borrower and investor behavior;

•	our ability to develop and maintain effective internal controls, and our remediation of a material weakness in our internal controls;

LENDINGCLUB CORPORATION

•	our ability to recruit and retain quality employees to support future growth;

•	our compliance with applicable local, state and Federal laws;

•	our compliance with applicable regulations and regulatory developments or court decisions affecting our business; and

•	other risk factors listed from time to time in reports we file with the SEC.

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

Overview

Lending Club is the world’s largest online marketplace connecting borrowers and investors. We believe our technology-powered marketplace is the best way to make capital more accessible to borrowers and investors. Our marketplace increases efficiency and improves the borrower and investor experience with ease of use and accessibility by substantially reducing the need for physical infrastructure and manual processes that exist in the traditional banking system.

Qualified consumers and small business owners borrow through Lending Club to lower the cost of their credit and enjoy a more seamless and transparent experience than that provided by traditional banks. We believe the range of loan products we facilitate is simple, fair and responsible, making it easier for consumers to budget for monthly repayment and meet their financial goals.

Investors use Lending Club to earn attractive risk-adjusted returns from an asset class that has generally been closed to many investors and only available on a limited basis to large institutional investors. Through our marketplace, we are able to make more assets available to more investors, including retail investors, high-net-worth individuals and family offices, banks and finance companies, insurance companies, hedge funds, foundations, pension plans and university endowments.

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

We generate revenue from transaction fees from our marketplace’s role in accepting and decisioning applications for our bank partners to enable loan originations, servicing fees from investors for matching available loan assets with capital, and management fees from investment funds and other managed accounts. While our business model is not dependent on using our balance sheet and assuming credit risk for loans facilitated by our marketplace, we may use a greater amount of our own capital, compared to past experience, to fulfill regulatory or contractual purchase obligations, or support short-term marketplace equilibrium. We may also use our capital to invest in loans associated with the testing or initial launch of new or alternative loan terms, programs or channels to establish a track record of performance prior to facilitating third-party investments in these loans, or to support alternative loan purchase programs.

As of December 31, 2016, our marketplace facilitated approximately $24.6 billion in loans since it first launched in 2007, of which approximately $4.6 billion were invested in through notes issued pursuant to a shelf registration statement (the Note Registration Statement), $6.9 billion were invested in through Certificates issued by the Trust, and $13.1 billion were invested in through whole loan sales.

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

Borrowers Are Inadequately Served by the Current Banking System

We believe the traditional banking system generally is burdened by its high fixed cost of underwriting and services, in part due to its physical infrastructure and labor- and paper-intensive business processes, compounded by an increasingly complex regulatory environment. As a result, we believe the traditional banking system is ill-suited to meet personal and small business demand in a fair and affordable way for borrowers. Instead, banks have managed the demand for small balance loans by issuing credit cards, which require less personalized underwriting and have higher interest rates. While credit cards are convenient as a payment mechanism, they are an expensive long-term financing solution. Borrowers who carry a balance on their cards are often subject to high, variable interest rates and the possibility of incurring additional fees and penalties. Additionally, many borrowers are charged the same high interest rates on their balances, regardless of an individual’s specific risk profile, so low-risk borrowers often subsidize high-risk borrowers. In the limited instances when traditional banks make personal loans available, the loan application process is often opaque, frustrating and time consuming.

Investors Have Had Limited Options to Participate in Personal and Small Business Credit

Historically, access to most personal and small business loans as an investment product was limited to the banks that hold loans on their balance sheet or to structured securitized products that were syndicated to large institutional investors. Depositors effectively fund the loans made by the banking system, but they share little in the direct returns of these loans as evidenced by the low yields on various fixed income investment or deposit products offered by banks. We believe many investors should have access to invest in structured products directly and be able to invest in personal and small business credit in a meaningful way. While institutional investors have had some access to this market, most have lacked the tools to customize portfolios to their specific risk tolerance. Our marketplace and products address both of these needs. We believe the additional capital that could be invested in personal and small business loans, and has largely been locked out of the market, may be available for use on our marketplace as an alternative to other similarly performing fixed asset investments.

Online Marketplaces Have Proliferated Throughout the Economy

Online marketplaces have emerged to connect buyers and sellers across many industries to increase choice, improve quality, accelerate the speed of decision making and lower costs. We believe a successful online marketplace must act as a trusted intermediary providing transparency, security, supply and demand balance, and ease of use to give marketplace participants an incentive to interact and the confidence to do business together. Initial online marketplaces connected buyers and sellers of goods and services – primarily moving demand from offline to online and making the transaction process more efficient. Online marketplaces have more recently evolved to unlock supply and demand that could not previously be matched in an efficient manner offline. The “sharing economy,” a

LENDINGCLUB CORPORATION

term that describes this marketplace trend, enables a better use of resources by allowing owners of underutilized assets to offer them to people who want them while capturing an economic benefit.

Our Marketplace Solution
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

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and provide us with competitive advantages in realizing the potential of our market opportunity:

•
Leading Online Marketplace. We are the world’s largest online marketplace connecting borrowers and investors, based on approximately $8.7 billion in loan originations during the year ended December 31, 2016, of which approximately $1.3 billion were invested in through notes issued pursuant to the Note Registration Statement, $1.4 billion were invested in through certificates issued by the Trust and $6.0 billion were invested in through whole loan sales.

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

•
Technology Platform. Our technology platform powers our online marketplace and enables us to deliver innovative solutions to borrowers and investors. Our technology platform automates our operations and, we believe, provides a significant time and cost advantage over many traditional banks.

•
Sophisticated Risk Assessment. We use proprietary algorithms that leverage behavioral data, transactional data and employment information to supplement traditional risk assessment tools, such as Fair Isaac Corporation (FICO) scores. We have built our technology platform to automate the application of these proprietary algorithms to each individual borrower’s application profile at scale. This approach allows us to evaluate and segment each potential borrower’s risk profile and price the loan accordingly. In contrast, traditional lenders aggregate borrowers into large pools of risk profiles, which for some borrowers results in higher interest rates despite a more favorable credit profile.

Products

Borrowers

Our marketplace facilitates several types of loan products for consumers and small businesses.

Personal Loans. Our marketplace facilitates unsecured personal loans that can be used to make major purchases, refinance credit card balances or for other purposes, at generally lower rates than other alternatives. Personal loans are offered through both our standard and custom loan programs. Personal loans approved through our standard loan program include amounts from $1,000 to $40,000, maturities of three or five years, fixed interest rates, and no prepayment penalties or fees. These loans must meet certain minimum credit requirements, including a FICO score of at least 660, satisfactory debt-to-income ratios, 36 months of credit history and a limited number of credit inquiries in the previous six months. Personal loans that are approved through the standard loan program are offered to all investors on our marketplace. Personal loans that fall outside of the credit criteria for the standard program might qualify under our custom program and include amounts from $1,000 to $50,000, maturities of three, five or seven years, fixed interest rates and no prepayment penalties or fees.
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

Auto Refinancing Loans. Commencing in the fourth quarter, we facilitate secured auto refinance loans that can be used to help eligible consumers save money by refinancing into more affordable loans with better rates, clear terms, and no hidden fees. Loans terms include amounts ranging from $5,000 to $50,000, with maturities ranging from 24 to 72 months. Borrowers are required to make monthly amortizing payments, and there are no prepayment penalties.

LENDINGCLUB CORPORATION

We currently facilitate loans in 26 states, with plans to expand nationally in 2017. Auto Refinance Loans are currently offered to private investors only and are not made publicly available on the marketplace.

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

Investors

Investors have the opportunity to invest in a wide range of loans based on term and credit characteristics. Personal loans that are approved through the standard loan program are offered to all investors on our marketplace, while custom program loans, which include small business, education and patient finance, auto refinance, new offerings, and loans that fall outside of the credit criteria of the standard program, are offered to private investors only and are not made publicly available on the marketplace. Investors receive monthly cash flow and attractive risk-adjusted returns. All investors are provided with a borrower’s proprietary credit grade and access to credit profile data on each approved loan as well as access to data on each listed loan and all of the historical performance data for nearly every loan ever invested in through our marketplace. The marketplace enables broad diversification by allowing distribution of investments in loans in increments as small as $25.

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

Certificates and Investment Funds: Accredited investors and qualified purchasers may establish a relationship with LCA or another third-party advisor in order to indirectly invest in certificates, or they may directly purchase a certificate or a limited partnership interest in one of eight private funds that purchase certificates. The certificates are issued by the Trust and are unsecured and settled with cash flows from underlying loans selected by the investor. Neither certificates nor limited partnership interests can be purchased through our website. Certificate investors typically seek to invest larger amounts as compared to the average note investors and often desire a more “hands off” approach to investing. Investors in certificates generally pay an asset-based management fee instead of cash flow-based servicing fee paid by note investors.

Whole Loan Purchases: Certain institutional investors, such as banks, seek to hold the actual loan on their balance sheet. To meet this need, we sell entire standard or custom program loans to these investors through purchase agreements. Upon the sale of the loan, the investor owns all right, title and interest in the loan. We establish the investors’ accounts and the procedures for the purchase of loans, including any purchase amount limitations, which we control in our discretion. We and the investor also make limited representations and warranties and agree to indemnify each other for breaches of the purchase agreement. The investor also agrees to simultaneously enter into

LENDINGCLUB CORPORATION

a servicing agreement with us which designates us as the loan servicer for the sold loan. We continue to service these loans after they are sold and can be removed as the servicer in limited circumstances. For certain whole loans, under our contractual relationships we are not the servicer. For regulatory purposes, the investor also has access to the underlying borrower information, but is prohibited from contacting or marketing to the borrower in any manner and agrees to hold such borrower information in compliance with all applicable privacy laws. Whole loan purchases are attractive for some investors as it enables them to account for the loan as an asset, which can offer favorable financial reporting and capital reserve treatment.

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

•
Proprietary Fraud Detection. We use a combination of third-party data, sophisticated analytical tools and current and historical data obtained during the loan application process to help determine fraud risk. We have taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. High-risk loan applications are subject to further investigation. In cases of confirmed fraud, the application is cancelled, and we identify and flag characteristics of the loan application to help refine our fraud detection efforts.

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

LENDINGCLUB CORPORATION

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

We have entered into a loan account program agreement with WebBank that governs the terms and conditions between us and WebBank with respect to loans facilitated through our marketplace and originated by WebBank, including our obligations for servicing the loans during the period of time that the loans are owned by WebBank. Under the terms of the loan account program agreement, we pay WebBank a monthly program fee based on the amount of loans issued by WebBank and purchased by us or our partners in a given month, subject to a minimum monthly fee. An additional program fee component is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Under this program structure, the majority of the bank's revenue related to the loans facilitated on our platform is therefore tied to the terms and performance of the loans. The bank also maintains an ongoing contractual relationship with borrowers, who may seek additional credit through the Lending Club program in the future.

WebBank pays us a transaction fee for our role in processing loan applications through our marketplace on WebBank’s behalf. Under a loan sale agreement, WebBank may sell us the loan without recourse two business days after WebBank originates the loan and earns interest on the loans during that time. The loan sale agreement prohibits us from securitizing the loans without prior written consent of WebBank. The loan account program agreement and the loan sale agreement terminate in January 2020, with two automatic, one-year renewal terms, subject to certain early termination provisions as set forth in the agreements.

Our issuing banks for education and patient finance loans originate and service each education and patient finance loan issued. Our issuing bank retains some of these loans while others are offered to private investors. For our role in loan facilitation, we earn transaction fees paid by the issuing bank and education and patient service providers at the time of origination by the issuing bank.

Credit Decisioning and Scoring Process

Our marketplace provides an integrated and automated loan application and credit decisioning and scoring process that is extensible to a variety of loan products. Borrowers come to our platform to apply online for a loan. During the simple application process, our platform uses proprietary risk algorithms that leverage behavioral data, transactional data and employment information to supplement traditional risk assessment tools, such as FICO scores, to assess a borrower’s risk profile. Our verification processes and teams then verify the borrower’s identity, income or employment by connecting to various data sources, directly or through third-party service providers, or by contacting the human resources department of the borrower’s stated employer to determine whether to approve the loan request. Borrowers are then assigned one of 35 loan grades, from A1 through G5 based on this risk profile, loan term and loan amount. The platform then presents an approved borrower with various loan options, including term, rate and amount, for which they qualify. Once the borrower selects the desired loan terms, the rest of the application is completed.

Our marketplace's credit decisioning and scoring models are evaluated on a regular basis and the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate are leveraged to continually improve the models. If the platform is unable to effectively evaluate borrowers’ credit worthiness and likelihood of default, borrowers and investors may lose confidence in our marketplace. Additionally, our ability to effectively segment borrowers into relative risk profiles impacts our ability to offer attractive interest rates for borrowers as well as our ability to offer investors solid risk-adjusted returns, both of which directly relate to our users’ confidence in our marketplace. Our marketplace’s credit decisioning and scoring models assign each loan offered on our marketplace a corresponding interest rate and origination fee. Our investors’ returns are a

LENDINGCLUB CORPORATION

function of the assigned interest rates for each particular loan invested in less any defaults over the term of the applicable loan. We believe we have a history of effectively evaluating borrower’s credit worthiness and likelihood of defaults, as evidenced by the performance of various loan vintages facilitated through our marketplace. If our marketplace's credit decisioning and scoring models ultimately prove to be ineffective, or fail to appropriately account for a decline in the macroeconomic environment, investors may experience higher than expected losses and lose confidence in our business.

Loan Issuance Mechanism

Once a loan application is approved using the credit decisioning and scoring process described above, we present the borrower with various loan options. After the applicant selects their personalized financing option and completes the application process, we perform additional verifications on the borrower. Once the verifications are completed, the loan will be listed for at least 14 days and up to 30 days on our marketplace to attract investor commitments. Once sufficient investor commitments are received, the issuing bank originates and issues the loan to the borrower, net of the origination fee charged and retained by the issuing bank. After the loan is issued, we use the proceeds from these investors to purchase the loan. Investor cash balances (excluding payments in process) are held in a segregated bank or custodial accounts and are not commingled with our monies. We receive a transaction fee from the issuing bank for our marketplace’s role in originating the loan. We also earn a recurring servicing fee from investors and management fees from investment funds and other managed accounts.

Loan Servicing

We service all loans facilitated through our marketplace, except for patient and education finance loans and auto refinance loans. Servicing is comprised of account maintenance, collections, processing payments from borrowers and distributions to investors. We have made arrangements for limited backup servicing with Portfolio Financial Servicing Company.

For the month of December 2016, approximately 98% of loan payments for loans that we service were made through an ACH withdrawal from the borrower’s bank account. Principal and interest payments on loans are remitted utilizing ACH. This automated process allows us to avoid the time and expense of processing a significant volume of mailed payments and provides a higher degree of certainty for timely payments. This process also provides us with prompt notice in the event of a missed payment, which allows us to respond quickly to resolve the delinquency with the borrower. Generally, in the first 30 days that a loan is delinquent, our in-house collections team works to bring the account current. Once the loan becomes more than 30 days delinquent, we will typically outsource subsequent servicing efforts to third-party collection agencies.

LENDINGCLUB CORPORATION

The servicing fee paid by investors is designed to cover the day-to-day processing costs of loans. If a loan needs more intensive collection focus, whether internal or external, we may charge investors a collection fee to compensate us for the costs of this collection activity. This fee varies, with a maximum of up to 35% of the amount recovered. There is no fee charged if there are no loan payments recovered. We sell loans that have been charged-off to certain third parties. All proceeds received on these sales are subject to a collection fee, and the net proceeds are distributed to investors.

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

Sales and Marketing

Our marketing efforts are designed to attract and retain borrowers and investors and build brand awareness and reputation. We dedicate significant resources to our marketing and brand advertising efforts and strategic relationships. Our marketing efforts are designed to build awareness of Lending Club and attract borrowers and investors to our marketplace. We use a diverse array of marketing channels and are constantly seeking to improve and optimize our experience both on- and offline to achieve efficiency and a high level of borrower and investor satisfaction. Currently, we believe reputation, word of mouth and our direct marketing via mail drives continued organic growth in our investor and borrower base.

We also continue to invest in our strategic relationships to raise awareness of our platform and attract borrowers and investors to our marketplace. For example, we have a strategic partnership relationship with a consortium of community banks for our marketplace to offer co-branded personal loans to the participating banks’ customers. As part of this relationship, each community bank is provided initial access to invest in loans sought by their own customers, which may include standard program loans. The customer loans that do not meet the community bank’s investment criteria are then made available for investment through the marketplace. All other loans will continue to be available on our marketplace and accessible on an equal basis and are originated by our issuing banks.

LENDINGCLUB CORPORATION

Regulatory and Compliance Framework

The regulatory environment for credit and online marketplaces such as ours is complex, evolving and uncertain, creating both challenges and opportunities that could affect our financial performance. We, and the loans facilitated through our marketplace, are subject to extensive and complex rules and regulations, licensing and examination by various federal, state and local government authorities designed to, among other things, protect borrowers (such as truth in lending, equal credit opportunity, fair credit reporting and fair debt collection practices) and investors. Our primary issuing bank, WebBank, is subject to oversight by the FDIC and the State of Utah. The other two issuing banks are NBT Bank and Comenity Capital Bank. NBT Bank is subject to oversight by the OCC and the New York Department of Financial Services, and Comenity Capital Bank is subject to oversight by the FDIC and the Utah Department of Financial Institutions. These authorities impose obligations and restrictions on our activities and the loans facilitated through our marketplace. For example, these rules limit the fees that may be assessed on the loans, require extensive disclosure to, and consents from, the borrowers and lenders, prohibit discrimination and unfair, deceptive, or abusive acts or practices and may impose multiple qualification and licensing obligations on our activities.

Our compliance framework is a cornerstone of the marketplace that allows investors to participate in consumer and commercial credit as an asset class. Our relationship with issuing banks is a key component of our compliance framework, as described below.

As part of our ongoing compliance program, we have customer identification processes in place to enable us to detect and prevent fraud and identify customers who may be on government watchlists, such as those from the Office of Foreign Assets Control (OFAC) and the Financial Crimes Enforcement Network. We compare users’ identities against these lists at least twice a month for continued compliance and oversight. If a user were to appear on a list, we would take appropriate action to resolve the issue in accordance with company policies and anti-money laundering obligations. In addition to our continued identification compliance program, we use our proprietary technology to assist us in complying with applicable federal anti-money laundering laws.

Regulations and Licensing

The lending and securities industries are highly regulated. We are regulated differently than a bank because, unlike a bank, we are not exposed to capital risk from credit and interest rate risks. Rather, for loans issued through our marketplace loan balances, interest rates and maturities are matched and offset by an equal balance of notes and certificates. Additionally, we do not take deposits and are therefore not regulated by the FDIC in that respect. Our current issuing banks originate all of the loans offered through our marketplace and are subject to regulation by the FDIC and/or other relevant federal and state regulators.

The Company and the loans made through our marketplace are highly regulated. State and federal laws limit the fees that may be assessed on the loans, require extensive disclosure to, and consents from, the borrowers and lenders, prohibit discrimination and unfair, deceptive, or abusive acts or practices and may impose multiple qualification and licensing obligations on our activities. Failure to comply with any of these requirements may result in, among other things, revocation of required licenses or registration, loss of approved status, voiding of the loan contracts, class action lawsuits, administrative enforcement actions and civil and criminal liability.

Further, federal, state and local governmental authorities impose additional obligations and restrictions on our activities and the loans facilitated through our marketplace. For example, our primary issuing bank, WebBank, is subject to oversight by the FDIC and the State of Utah. These and other governmental authorities impose obligations and restrictions on our activities and the loans facilitated through our marketplace. While compliance with such requirements is at times complicated by our novel business model, we believe we are in substantial compliance with these rules and regulations.

LENDINGCLUB CORPORATION

Current Regulatory Environment

In May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act (NBA) and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. The defendant petitioned the U.S. Supreme Court to review the decision and in March 2016, the Court invited the Solicitor General to file a brief expressing the views of the U.S. on the petition. The Solicitor General filed an amicus brief that stated the Second Circuit decision was incorrect, but that the case was not yet ready to be heard by the Supreme Court. In June 2016, the Supreme Court declined to hear the case. The Federal District Court is now hearing the case in regards to Midland’s alternative claim under a choice of law analysis, and application of state law. The outcome could create potential liability under state statues such as usury and consumer protection statutes.

While we believe that our program is factually distinguishable from the case, we revised our agreement with our primary issuing bank to further distinguish the operation of the program from the court’s analysis of the facts in Madden. Under the revised program structure, an additional component of the program fee arrangement was created. This additional program fee component is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Under this revised program structure the majority of the bank's revenue related to the loans facilitated on our platform is therefore tied to the terms and performance of the loans. The bank also maintains an ongoing contractual relationship with borrowers, who may seek additional credit through the Lending Club program in the future.

In August 2016, a federal district court in the Central District of California considered a case brought by the Consumer Finance Protection Bureau (CFPB) against CashCall, Inc. In that case, CashCall had an arrangement with a lender owned by a member of the Cheyenne River Sioux Tribe in which loans were offered to borrowers at APR’s that could exceed 300 percent. The district court ruled that, under the facts presented in the case, CashCall should be deemed the “true lender” and could not charge interest rates in excess of state usury laws. In January 2017, the court issued an order staying the decision for interlocutory appeal to the United States Court of Appeals for the Ninth Circuit, over the CFPB's objections. The defendants then filed a petition for appeal with the Ninth Circuit, which is currently pending.

Separately, in September 2016 in Beechum v. Navient Solutions, Inc., also in the federal district court in the Central District of California, the court considered a program in which a national bank had a bank partnership with a nonbank, the Student Loan Marketing Association (SLMA), in which borrowers could receive loans originated by the bank through the SLMA. The court in Beechum rejected the argument that the SLMA was the “true lender,” holding that the face of the borrower transactions showed that the bank had originated the loans and any further analysis to look behind the face of the transaction was inappropriate. We believe that our program is factually distinguishable from the CashCall situation.

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

On May 10, 2016, the U.S. Treasury Department released a white paper on the online marketplace lending industry to continue the work initiated by the RFI. The white paper includes several recommendations to the federal government and private sector participants to encourage safe growth and access to credit. We cannot predict whether any legislation or proposed rulemaking will actually be introduced or how any legislation or rulemaking will impact our business and results of operations going forward. In December 2016, the Office of the Comptroller of the Currency (the OCC) released a white paper and sought public comment on whether to charter a new type of special

LENDINGCLUB CORPORATION

purpose national bank to facilitate the provision of core banking activities through financial technology. We, along with other interested parties, submitted responses to the OCC's proposed special purpose charter (Fintech Charter) in January 2017.

In December 2015, the California Department of Business Oversight (DBO) sent an online survey to fourteen marketplace lenders, including us, requesting information about the business model, online platform, loan performance and investor funding process. In May 2016, the DBO requested additional information from us and other survey participants. We submitted our response to this additional information in June 2016 and continue to cooperate with the DBO's inquiry.

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

State Licensing Requirements

In most states we believe that the applicable issuing bank, as originator of loans facilitated through our marketplace, satisfies any relevant licensing requirements with respect to the origination of loans applicable to our operations. As needed, we seek the appropriate authorizations to conduct activities in the respective state. State licensing statutes impose a variety of requirements and restrictions on us, including:

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

These statutes also subject us to the supervisory and examination authority of state regulators in certain cases.

Consumer Protection Laws

State Usury Limitations. The following authorities permit FDIC-insured depository institutions, such as WebBank, to “export” the interest rate permitted by the laws of the state or U.S. territory where the bank is located, regardless of the usury limitations imposed by the state law of the borrower's residence unless the state has chosen to opt out of the exportation regime: Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980 (DIDA); Section 85 of the National Bank Act (NBA); federal case law interpreting the NBA such as Tiffany v. National Bank of Missouri, 85 U.S. 409 (1874), and Marquette National Bank of Minneapolis v. First Omaha Service Corporation, 439 U.S. 299 (1978); and FDIC advisory opinion 92-47.

WebBank is located in Utah, and Title 70C of the Utah Code does not limit the amount of fees or interest that may be charged by WebBank on loans of the type offered through our marketplace. Only Iowa and Puerto Rico have opted out of the exportation regime under Section 525 of DIDA. We believe, however, if a state or U.S. territory in which we operate opted out of rate exportation, judicial interpretations support the view that such opt outs would apply only to loans “made” in those states. We believe that the “opt-out” of any state would not affect the ability of our marketplace to benefit from the exportation of rates. If a loan made through our marketplace were deemed to be

LENDINGCLUB CORPORATION

subject to the usury laws of a state or U.S. territory that had opted-out of the exportation regime, we could become subject to fines, penalties and possible forfeiture of amounts charged to borrowers, and we could decide not to facilitate loans in that jurisdiction, which could adversely impact our growth.

State Disclosure Requirements and Other Substantive Lending Regulations. We are subject to state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, credit reporting, debt collection and unfair, deceptive, or abusive acts or practices. Our ongoing compliance program seeks to comply with these requirements.

Truth in Lending Act. The Truth in Lending Act (TILA), and Regulation Z, which implements it, require lenders to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions. These rules apply to our issuing banks as the creditors for loans facilitated through our marketplace, but because the transactions are carried out on our hosted website, we facilitate compliance. For closed-end credit transactions of the type provided through our marketplace, these disclosures include, among others, providing the annual percentage rate, the finance charge, the amount financed, the number of payments and the amount of the monthly payment. The creditor must provide these disclosures before a loan is consummated. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances. Our marketplace provides borrowers with a TILA disclosure at the time a borrower posts a loan request on the marketplace. If the borrower’s request is not fully funded and the borrower chooses to accept a lesser amount offered, we provide an updated TILA disclosure. We also seek to comply with TILA’s disclosure requirements related to credit advertising.

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

Fair Credit Reporting Act. The federal Fair Credit Reporting Act (FCRA), as amended by the Fair and Accurate Credit Transactions Act (FACTA), administered by the Consumer Financial Protection Bureau (CFPB), promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report and requires furnishers to report loan payment information to credit bureaus accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report. WebBank and we have a permissible purpose for obtaining credit reports on potential borrowers, and we also obtain explicit consent from borrowers to obtain such reports. As the servicer for the loan, we accurately report loan payment and delinquency information to appropriate consumer reporting agencies. We provide an adverse action notice to a rejected borrower on WebBank’s behalf at the time the borrower is rejected that includes all the required disclosures. We also have processes in place to ensure that consumers are given “opt-out” opportunities, as required by the FCRA, regarding the sharing of their personal information. We have implemented an identity theft prevention program.

Fair Debt Collection Practices Act. The federal Fair Debt Collection Practices Act (FDCPA) provides guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts.

LENDINGCLUB CORPORATION

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

Privacy and Data Security Laws. The federal Gramm-Leach-Bliley Act (GLBA) includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. We have a detailed privacy policy, which complies with GLBA and is accessible from every page of our website. We maintain consumers’ personal information securely, and only share such information with third parties for marketing purposes in accordance with our privacy policy and with the consent of the consumer. In addition, we take measures to safeguard the personal information of our borrowers and investors and protect against unauthorized access to this information.

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

Military Lending Act. The Military Lending Act (MLA) restricts, among other things, the interest rate and other terms that can be offered to active military personnel and their dependents. The MLA caps the interest rate that may be offered to a covered borrower to a 36% military annual percentage rate, or “MAPR,” which includes certain fees such as application fees, participation fees and fees for add-on products. Prior to a recent amendment of the rules under the MLA, the MLA applied only to certain short-term loans. The rules amendment extends the 36% rate cap to most types of consumer credit. The MLA also requires certain disclosures and prohibits certain terms, such as mandatory arbitration if a dispute arises concerning the consumer credit product.

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

LENDINGCLUB CORPORATION

we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.

Employees

At December 31, 2016, we had 1,530 employees and contract employees. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our employee relations to be good.

Available Information

The address of our principal executive offices is LendingClub Corporation, 71 Stevenson Street, Suite 300, San Francisco, California, 94105. Our website address is www.lendingclub.com, and our investor relations website is located at ir.lendingclub.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

In addition to announcing material financial information through our investor relations website, press releases, SEC filings, and public conference calls and webcasts, we also intend to use other online and social media channels, including our Blog (http://blog.lendingclub.com), Twitter handle (@LendingClub) and Facebook page (https://www.facebook.com/LendingClubTeam) to disclose material non-public information and to comply with our disclosure obligations under Regulation FD.

The contents of the websites referred to above are not incorporated into this filing or in any other report or document on file with the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

Our agreements with WebBank are non-exclusive and do not prohibit WebBank from working with our competitors or from offering competing services. Our current agreements with WebBank have initial terms ending in January 2020, with two automatic, one-year renewal terms, subject to certain early termination provisions as set forth in the agreements. These agreements provide WebBank with a right to originate a certain percentage of the loans facilitated through our platform. WebBank currently offers loan programs through other online marketplaces and other alternative lenders. WebBank could decide that working with us is not in its interest, could make working with it cost prohibitive or could decide to enter into exclusive or more favorable relationships with our competitors. In addition, WebBank may not perform as expected under our agreements including potentially being unable to accommodate our projected growth in loan volume. We could in the future have disagreements or disputes with WebBank or other issuing banks, which could negatively impact or threaten our relationship.

WebBank is subject to oversight by the FDIC and the State of Utah and must comply with complex rules and regulations, licensing and examination requirements, including requirements to maintain a certain amount of regulatory capital relative to its outstanding loans. We are a service provider to WebBank, and as such, we are subject to audit by WebBank in accordance with FDIC guidance related to management of third-party vendors. We are also subject to the examination and enforcement authority of the FDIC as a bank service company covered by the Bank Service Company Act. If WebBank were to suspend, limit or cease its operations or our relationship with WebBank were to otherwise terminate, we would need to implement a substantially similar arrangement with another issuing bank, obtain additional state licenses or curtail our operations. Although we currently have a non-exclusive arrangement with Cross River Bank, another issuing bank, to date Cross River Bank has not originated any loans through our platform. If we need to enter into alternative arrangements with a different issuing bank to replace our existing arrangements, we may not be able to negotiate a comparable alternative arrangement. Transitioning loan originations to a new issuing bank is untested and may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in our inability to facilitate loans through our platform. If we were unable to enter in an alternative arrangement with a different issuing bank, we would need to obtain a state license in each state in which we operate to enable us to originate loans, as well as comply with other state and federal laws, which would be costly and time-consuming. If we are unsuccessful in maintaining our relationships with WebBank or other issuing banks, our ability to provide loan products could be materially impaired and our operating results would suffer.

LENDINGCLUB CORPORATION

The regulatory framework for our business is evolving and uncertain as federal and state governments consider new laws to regulate online marketplaces such as ours. New laws and regulations, including uncertainty as to how the actions of the CFPB or any other federal or state regulator could impact our business or that of our issuing banks.

The regulatory framework for online marketplaces such as ours is evolving and uncertain. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our marketplace and the way in which we interact with borrowers and investors. For a discussion of how government regulation impacts key aspects of our business, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations –Regulatory Environment.”

Evolving Regulatory Framework

In July 2015 the U.S. Treasury Department (Treasury Department) issued a request for information (RFI) to study the various business models and products offered by online marketplace lenders, the potential for online marketplace lending to expand access to credit to historically underserved borrowers and how the financial regulatory framework should evolve to support the safe growth of the industry. We, along with many other interested groups, submitted responses to the Treasury Department's RFI by the September 2015 deadline.

On May 10, 2016, the Treasury Department released a white paper on the online marketplace lending industry to continue the work initiated by the RFI. The white paper includes several recommendations to the federal government and private sector participants to encourage safe growth and access to credit. We cannot predict whether any legislation or proposed rulemaking will actually be introduced or how any legislation or rulemaking will impact our business and results of operations going forward.

In December 2015, the California Department of Business Oversight (DBO) sent an online survey to fourteen marketplace lenders, including us, requesting information about our business model, online platform, loan performance and investor funding process, including information regarding referral programs. In May 2016, the DBO requested additional information from us and other survey participants, including information regarding referral programs. We submitted our response to this additional information in June 2016 and continue to cooperate with the DBO's inquiry.

In December 2016, the Officer of the Comptroller of Currency (OCC) released a whitepaper and sought public comment on whether to charter a type of special purpose national bank to facilitate the provision of core banking activities through financial technology. We, along with other interested parties, submitted responses to the OCC’s proposed special purpose charter (Fintech Charter) in January 2017. We cannot predict whether or when the OCC will begin accepting applications for Fintech Charters, if we will pursue a Fintech Charter, or how this new Fintech Charter could impact our industry, business and results of operations going forward.

Consumer Financial Protection Bureau

The CFPB, which commenced operations in July 2011, has broad authority over the businesses in which we engage. This includes authority to write regulations under federal consumer financial protection laws, such as the Truth in Lending Act and the Equal Credit Opportunity Act, and to enforce those laws against and examine large financial institutions, such as our issuing banks, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. While we are subject to the regulatory and enforcement authority of the CFPB, as a facilitator, servicer or acquirer of consumer credit, the CFPB has recently announced that it intends to expand its supervisory authority, through the use of “larger participant rules,” to cover the markets for consumer installment loans and auto title loans. The CFPB is also considering whether rules to require registration of these or other non-depository lenders would facilitate supervision. The CFPB has not announced specifics regarding its proposed rulemaking and, consequently, there

LENDINGCLUB CORPORATION

continues to be uncertainty as to how the CFPB’s strategies and priorities, including any final rules, will impact our businesses and results of operations going forward.

The announcement of our internal board review and resignation of our former Chief Executive Officer (CEO) has resulted in government inquiries, books and records demands and private litigation and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, result in substantial costs and divert management’s attention.

We are regularly subject to claims, lawsuits (including class actions and individual lawsuits), government investigations, and other proceedings in the ordinary course of business. The number and significance of these disputes and inquiries have increased as a result of our internal board review and resignation of our former CEO. Accordingly, we are and will continue to be subject to significant litigation in the near future.

As previously disclosed, we have received a grand jury subpoena from the U.S. Department of Justice (DOJ) and have been contacted by the SEC, Federal Trade Commission (FTC) and other governmental entities. We continue to cooperate with the DOJ, SEC, FTC and any other governmental or regulatory authorities or agencies. In the first and second quarter of 2016, several putative class action lawsuits and shareholder derivative actions were filed against the Company, including certain of its current and former directors and officers. No assurance can be given as to the timing or outcome of these, or other matters. Any regulatory investigation could result in significant fines or penalties and could result in consent decrees or other regulatory directives limiting the way we do business or requiring a third-party monitor to assist in overseeing compliance. This would limit our flexibility and could have a material adverse impact on our business, financial condition, and results of operation. Any litigation to which we are a party may result in onerous or unfavorable judgments that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, and results of operations. In addition, responding to inquiries and lawsuits of this nature is costly and time-consuming to management, can generate negative publicity, and could have a material adverse impact on our results of operation. See “Part II – Item 8 – Financial Statements and Supplementary Data – Note 17. Commitments and Contingencies – Legal” for additional information regarding these matters.

Negative publicity and unfavorable media coverage could negatively affect our business.

Negative publicity about our industry or our company, including the quality and reliability of our marketplace, effectiveness of the credit decisioning or scoring models used in the marketplace, the effectiveness of our collection efforts, statements regarding investment returns, changes to our marketplace, our ability to effectively manage and resolve borrower and investor complaints, privacy and security practices, use of loan proceeds by certain borrowers of ours or other companies in our industry for illegal purposes, litigation, regulatory activity and the experience of borrowers and investors with our marketplace or services, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our marketplace, which could harm our business and operating results. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by our partners or partners of partners, other online credit marketplaces, outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, inadequate protection of borrower and investor information and compliance failures and claims.

We have also received a high degree of media coverage related to the results of our review and resignation of our former CEO. Unfavorable publicity regarding these events resulted in some investors pausing their investments through the platform, resulting in a slowdown in investor demand on our platform. If this negatively publicity were to persist or recur, it could further harm our reputation, and materially and adversely affect our business, financial conditions, and results of operations.

LENDINGCLUB CORPORATION

A decline in social and economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.

As a credit marketplace, we believe our customers are more highly susceptible to uncertainties and negative trends in the markets driven by, among other factors, general social and economic conditions in the United States and abroad. Economic factors include interest rates, unemployment levels, gasoline prices, adjustments in monthly payments, adjustable-rate mortgages and other debt payments, the rate of inflation and consumer perceptions of economic conditions. Social factors include changes in consumer confidence levels and changes in attitudes with respect to incurring debt and the stigma of personal bankruptcy.

These social and economic factors may affect the ability or willingness of borrowers to make payments on their loans. Because we make payments to investors ratably only to the extent we receive the borrower’s payments on the corresponding loan, if we do not receive payments on the corresponding loan, the investor will not be entitled to any payments under the terms of the investment or whole loan purchase agreement. Accordingly, the return for the investor or whole loan purchaser would decline. Personal loans facilitated through our marketplace are not secured by any collateral, not guaranteed or insured by any third- party and not backed by any governmental authority in any way. We are therefore limited in our ability to collect on the loans if a borrower is unwilling or unable to repay.

We strive to establish a marketplace in which annual percentage rates are attractive to borrowers and returns, including the impact of credit losses, are attractive to investors. These external economic and social conditions and resulting trends or uncertainties could adversely impact our customers' ability or desire to participate on our marketplace as borrowers or investors thus adversely impacting the credit performance of the loans, notes and certificates, which could negatively affect our business and results of operations. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment.”

If our collection efforts on delinquent loans are ineffective or unsuccessful, the return on investment for investors in those loans would be adversely affected and investors may not find investing through our marketplace desirable.

Loans are unsecured obligations of borrowers, and they are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. We are the loan servicer for all loans supporting notes and certificates, and we are the loan servicer for most, though not all, loans sold as whole loans. Our ability to collect on the loans is dependent on the borrower's continuing financial stability, and consequently, collections can be adversely affected by job loss, divorce, death, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Accordingly, we and our designated third-party collection agencies may be limited in our ability to collect loans.

In addition, most investors must depend on Lending Club or our third-party collection agents to pursue collection on delinquent member loans. We generally use our in-house collections department as a first step when a borrower member misses a payment. Because we make payments ratably on an investor’s investment (or whole loan buyer's loans) only if we receive the borrower’s payments on the corresponding loan, if we cannot adequately perform collection services, the investor or whole loan buyer will not be entitled to any payments under the terms of the investment. In the event that our initial in-house attempts to contact a borrower member are unsuccessful, we generally refer the delinquent account to the outside collection agent. Further, if collection action must be taken in respect of a loan, we or the collection agency may charge a collection fee up to 35% of any amounts that are obtained (excluding litigation). These fees will correspondingly reduce the amounts of any payments received by an investor.

Similarly, the returns to investors may be impacted by declines in market rates for sales of charged-off loans to third party purchasers. In addition, because our servicing fees depend on the collectability of the loans, if we experience an unexpected significant increase in the number of borrowers who fail to repay their loans or an increase in the

LENDINGCLUB CORPORATION

principal amount of the loans that are not repaid, we will be unable to collect our entire servicing fee for such loans and our revenue could be adversely affected.

A relatively small number of investors account for a large dollar amount of investment in loans funded through our marketplace and may exert influence over us if we experience a slowdown in a significant amount of investment capital on our platform.

Following the announcement of our board review and resignation of our former CEO, a number of investors that, in the aggregate, contributed a significant amount of funding on the platform, paused their investments in loans through the platform as they performed audit and validation tests on their portfolios, or were otherwise reluctant to invest. While many of these investors have returned, if we experience a similar slowdown of investment on our platform we may need to grant investors significant inducements to attract capital or use our own capital. In addition, because a small number of loan investors account for a large dollar amount of capital on our platform, these loan investors may exert significant influence over us, our management and operations.

If investors pause their investment activity again, we may need to provide further incentives, and enter into different additional incentive structures or terms to attract investor capital to the platform. These arrangements may have a number of different structures and terms, including equity or debt transactions, alternative fee arrangements or other inducements such as the use of our equity. Failure to attract investor capital on reasonable terms may result in us having to use additional capital to invest in loans or reduce origination volume. Such actions may have a material impact on our business and results of operations and may be costly or dilutive to existing stockholders. There is no assurance that we will be able to enter into any of these transactions if necessary, or if we do, what the final terms will be. These actions would likely have material adverse impacts on our business, financial condition (including liquidity), results of operations and ability to sustain and grow loan volume.

If these inducements or investment structures are not favorable to us, or are unsuccessful in attracting sufficient investment capital to our platform, we may use a greater amount of our own capital, compared to past experience, to fulfill regulatory or contractual purchase obligations or support short-term marketplace equilibrium as new investors complete the administrative and diligence updating processes necessary to enable their investments. Separately, we may also use our capital to invest in loans associated with the testing or initial launch of alternative loan terms, programs or channels to establish a track record of performance prior to facilitating third-party investments in these loans.

If the loans originated through our marketplace were found to violate a state’s usury laws, and/or we were found to be the true lender (as opposed to our issuing bank(s)), we may have to alter our business model and our business could be harmed.

The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are enabled by legal principles including (i) the application of federal law to enable an issuing bank that originates the loan to export the interest rates of the jurisdiction where it is located, (ii) the application of common law “choice of law” principles based upon factors such as the loan document’s terms and where the loan transaction is completed to provide uniform rates to borrowers, or (iii) the application of principles that allow the transferee of a loan to continue to collect interest as provided in the loan document. WebBank, the primary issuing bank of the loans originated through our marketplace, is chartered in, and operates out of, Utah, which allows parties to generally agree by contract to any interest rate. Certain states, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate. In some jurisdictions, the maximum rate is less than the current maximum rate offered by WebBank through our platform. If the laws of such jurisdictions were found to govern the loans originated through our marketplace (in conflict with the principles described above), those loans could be in violation of such laws.

In May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. The

LENDINGCLUB CORPORATION

Second Circuit denied the defendant’s (Midland Funding) motion to reconsider the decision and remanded the case to address choice of law matters. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. The defendant petitioned the U.S. Supreme Court to review the decision and in March 2016, the Court invited the Solicitor General to file a brief expressing the views of the U.S. on the petition. The Solicitor General filed an amicus brief that stated the Second Circuit decision was incorrect, but that the case was not yet ready to be heard by the Supreme Court. In June 2016, the Supreme Court declined to hear the case. The Federal District Court is now hearing the case in regards to Midland’s alternative claim under a choice of law analysis, and application of state law. The outcome could create potential liability under state statutes such as usury and consumer protection statutes.

In April 2016, a putative class action lawsuit was filed against the Company, and certain of its current and former officers and directors in federal court in New York, alleging that persons received loans, through our platform, that exceeded states' usury limits in violation of state usury and consumer protection laws, and the federal RICO statute. The Company's motion to compel arbitration on an individual basis was granted in February 2017. There can be no assurance as to the timing or outcome of these matters.

If a borrower were to successfully bring claims against us for state usury law violations, and the rate on that borrower’s personal loan was greater than that allowed under applicable state law, we could be subject to fines and penalties, including the voiding of loans and repayment of principal and interest to borrowers and investors. We might decide to limit the maximum interest rate on certain loans originated through our marketplace, and we might decide to originate loans under state-specific licenses, where such a ruling is applicable. These actions could adversely impact our business. Further, if we were unable to partner with another issuing bank, we would have to substantially modify our business operations from the manner currently contemplated and would be required to maintain state-specific licenses and only provide a limited range of interest rates for personal loans, all of which would substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results.

There has been (and may continue to be) other litigation challenging lending arrangements where a bank or other third party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination and servicing of a loan. For example, in a lawsuit filed in December 2013, the CFPB alleged that the defendants in Consumer Financial Protection Bureau v. CashCall, Inc., et al (C.D. Cal August 31, 2016) had engaged in deceptive acts and practices by servicing and collecting loans that state licensing and state usury laws had rendered partially or wholly uncollectible. The court in that case held that, to identify the true lender of a loan, the totality of the circumstances and a “predominant economic interest” test should be considered. Although the decision in that case is being appealed, if a similar test were applied in a case regarding our platform, there is no assurance the court would determine that our issuing bank partners have the predominant economic interest in loans facilitated through our platform. Additional state consumer protection laws would be applicable to the loans facilitated through our marketplace if we were re-characterized as a lender, and the loans could be voidable or unenforceable. In addition, we could be subject to claims by borrowers, as well as enforcement actions by regulators.

If we do not compete effectively in our target markets, increase the loan originations facilitated through our marketplace, or expand our marketplace to new markets, we may not succeed in growing our business and our business and results of operations could be adversely affected.

The consumer and small business lending market is competitive and evolving. We compete with financial products and companies that attract borrowers, investors or both. With respect to borrowers, we primarily compete with traditional financial institutions, such as banks, credit unions, credit card issuers and other consumer and specialty finance companies. With respect to investors, we primarily compete with other investment vehicles and asset classes, such as equities, bonds and short-term fixed income securities. We also compete with other online credit marketplaces. Many of our competitors have significantly greater resources than we have, operate with different business models, have different cost structures or participate selectively in different market segments.

LENDINGCLUB CORPORATION

To continue to grow our business, we must continue to increase loan originations through our marketplace by attracting a large number of new borrowers who meet our platform’s lending standards and new and existing investors to invest in these loans. Our ability to attract qualified borrowers and sufficient investors depends in large part on the success of our marketing efforts, particularly as we continue to grow our marketplace and introduce new loan products. If any of our marketing channels become less effective, or the cost of these channels were to significantly increase, we may not be able to attract new borrowers and investors in a cost-effective manner or convert potential borrowers and investors into active borrowers and investors in our marketplace. If there are not sufficient qualified loan requests, investors may be unable to deploy their capital in a timely or efficient manner and may seek other investment opportunities. If there are insufficient investor commitments or participation, borrowers may be unable to obtain investment capital for their loans and may stop using our marketplace for their borrowing needs, which will impact our business results.

Although we have historically focused on the personal loan market, our marketplace has expanded to include small business borrowers, education and patient finance loans and auto refinance loans. We incur expenses and expend resources upfront to develop, acquire and market new loan products and platform enhancements to incorporate additional features, improve functionality or otherwise make our marketplace more desirable to borrowers and investors.

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

Any failure to successfully address additional markets and loan products or develop a broader base of borrowers and investors could result in loss of market share or slower growth, which would harm our business, financial condition and results of operations. The adverse effect on our financial results may be particularly acute because of the significant development, marketing, sales and other expenses we will have incurred in connection with the new loan products or enhancements.

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

LENDINGCLUB CORPORATION

In addition, borrowers supply a variety of information that is included in the loan listings on our marketplace, and it may be inaccurate or incomplete. To verify a borrower’s identity, income or employment, our verification process and teams connect to various data sources, directly or through third-party service providers, contact the human resources department of the borrower’s stated employer, or request pay stubs. For example, we often do not verify a borrower’s stated tenure, job title, home ownership status or intention for the use of loan proceeds.

If borrowers default on loans that are not priced correctly because the information provided by the borrowers or third parties is inaccurate, investors may try to rescind their affected investments in these loans or the loans may not perform as expected and our reputation may be harmed.

If the credit decisioning and scoring models we use contain errors, do not adequately assess risk, or are otherwise ineffective, our reputation and relationships with borrowers and investors could be harmed and our market share could decline.

Our ability to attract borrowers and investors to, and build trust in, our marketplace is significantly dependent on our ability to effectively evaluate a borrower’s credit profile and likelihood of default. To conduct this evaluation, we utilize credit decisioning and scoring models that assign each loan offered on our marketplace a grade and a corresponding interest rate. Our marketplace’s credit decisioning and scoring models are based on algorithms that evaluate a number of factors, including behavioral data, transactional data and employment information, which may not effectively predict future loan losses. If we are unable to effectively segment borrowers into relative risk profiles, we may be unable to offer attractive interest rates for borrowers and risk-adjusted returns for investors. Additionally, if these models fail to adequately assess the creditworthiness of our borrowers, we may experience higher than forecasted losses. We continually refine these algorithms based on new data and changing macro economic conditions. However, there is no guarantee that the credit decisioning and scoring models that we use have accurately assessed the creditworthiness of our borrowers, or will be effective in assessing creditworthiness in the future.

Similarly, if any of these credit decisioning and scoring models contain programming or other errors, are ineffective or the data provided by borrowers or third parties is incorrect or stale, our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. While we have not incurred any material liabilities to date, if these errors were to occur in the future, investors may try to rescind their affected investments or decide not to invest in loans in the future or borrowers may seek to revise the terms of their loans or reduce the use of our marketplace for loans.

Our ability to protect the confidential information of our borrowers and investors may be adversely affected by cyber-attacks, internal employee or other insider misconduct, computer viruses, physical or electronic break-ins or similar disruptions.

Our business involves the collection, storage, processing and transmission of customers' personal data, including financial information. The highly automated nature of our marketplace may make it an attractive target and potentially vulnerable to cyber attacks, computer viruses, physical or electronic break-ins or similar disruptions. While we have taken steps to protect confidential information that we have access to, our security measures could be breached. Any accidental or willful security breaches or other unauthorized access to our marketplace could cause confidential borrower and investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, our relationships with borrowers and investors could be severely damaged, and we could incur significant liability.

The techniques used to obtain unauthorized, improper or illegal access to our systems, our data or customers' data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often

LENDINGCLUB CORPORATION

are not recognized until after they have been launched against a target. Unauthorized parties may attempt to gain access to our systems or facilities through various means, including, among others, hacking into the systems or facilities of us or our partners or customers, or attempting to fraudulently induce our employees, partners, customers or others into disclosing user names, passwords, or other sensitive information, which may in turn be used to access our information technology systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect.

Federal regulators and many federal and state regulations require notice if data security breaches involve certain personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause borrowers and investors to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, we could lose borrowers, investors and ecosystem partners and our business and operations could be adversely affected. Additionally, our insurance policies carry a self-insured retention and coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies.

Any delay in the implementation of our technology systems could disrupt our operations and cause unanticipated increases in our costs.

We believe the technology platform that powers our online marketplace enables us to deliver innovative solutions to borrowers and investors and provides a significant time and cost advantage over traditional banks that run on legacy systems. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, customer service, reputation and our ability to attract new and retain existing borrowers and investors. In addition, our future growth prospects are highly dependent on our ability to implement changes to our technology platform to support the future demands of our customers and industry. Our failure to implement changes to our technology platform and adapt to our customers’ changing technological needs and requirements or to hire and retain qualified personnel and maintain our engineering and technological expertise could have a material adverse effect on our operations.

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

Any interruptions or delays in our service, whether as a result of third-party error, our error, natural disasters, terrorism, other man-made problems, or security breaches, whether accidental or willful, could harm our relationships with our borrowers and investors and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on the loans, damage our brand and reputation, divert our employees’ attention, reduce our revenue,

LENDINGCLUB CORPORATION

subject us to liability and cause borrowers and investors to abandon our marketplace, any of which could adversely affect our business, financial condition and results of operations.

Some aspects of our platform include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Aspects of our platform include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. Open source license terms are often ambiguous, and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. Therefore, the potential impact of such terms on our business is somewhat unknown. If portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and loan products. There can be no assurance that efforts we take to monitor the use of open source software to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code will be successful, and such use could inadvertently occur. This could harm our intellectual property position and have a material adverse effect on our business, results of operations, cash flow, and financial condition. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with use of open source software cannot be eliminated, and could adversely affect our business.

Any failure to protect our own intellectual property rights could impair our brand, or subject us to claims for alleged infringement by third parties, which could harm our business.

We rely on a combination of copyright, trade secret, trademark and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, underwriting and credit decisioning credit data, processes and other intellectual property. However, the steps we take to protect our intellectual property rights may be inadequate. Third parties may seek to challenge, invalidate or circumvent our copyright, trade secret, trademark and other rights or applications for any of the foregoing. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing on such rights. We may, however, be unaware of the intellectual property rights that others may claim cover some or all of our technology or services.

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

LENDINGCLUB CORPORATION

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

Fluctuations in interest rates could negatively affect transaction volume.

All personal and auto loans and nearly all small business loans facilitated through our marketplace are issued with fixed interest rates, and education and patient finance loans are issued with fixed or variable rates, depending on the type of loan. If interest rates continue to rise, investors who have already committed capital may lose the opportunity to take advantage of the higher rates, or may seek to invest capital in alternative investments. Additionally, potential borrowers could seek to defer loans as they wait for interest rates to settle, and borrowers of variable rate loans may be subject to increased interest rates. If interest rates decrease after a loan is made, borrowers through our marketplace may prepay their loans to take advantage of the lower rates. Investors through our marketplace would lose the opportunity to collect the above-market interest rate payable on the corresponding loan and may delay or reduce future loan investments. As a result, fluctuations in the interest rate environment may discourage investors and borrowers from participating in our marketplace and may reduce our loan originations, which may adversely affect our business.

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

LENDINGCLUB CORPORATION

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

We are subject to the risk of fraudulent activity associated with our marketplace, issuing banks, borrowers, investors and third parties handling borrower and investor information. We have taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. Under our agreements with investors, we are obligated to repurchase loans in cases of confirmed identity theft. The level of our fraud charge-offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity or significant increases in fraudulent activity could lead to regulatory intervention, negatively impact our operating results, brand and reputation and lead us to take steps to reduce fraud risk, which could increase our costs.

Misconduct and errors by our employees and third-party service providers could harm our business and reputation.

We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees, such as the change to application dates for $3.0 million in loans as described in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations –Board Review,” and other third-party service providers. Our business depends on our employees and third-party service providers to process a large number of increasingly complex transactions, and if any of our employees or third-party service providers take,

LENDINGCLUB CORPORATION

convert or misuse funds, documents or data or fail to follow protocol when interacting with borrowers and investors, we could be liable for damages, be subject to repurchase obligations and subject to regulatory actions and penalties.

We could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability. Because our subsidiary, LCA, is the general partner or investment manager for a series of private funds, we could be perceived as having a conflict of interest regarding access to loans versus other platform investors. We believe that we have controls and processes in place to mitigate any potential conflicts of interest.

Any of these occurrences could result in our diminished ability to operate our business, potential liability to borrowers and investors, inability to attract future borrowers and investors, reputational damage, regulatory intervention and financial harm, which could negatively impact our business, financial condition and results of operations.

If we fail to attract and retain our highly skilled employees needed to support our business, we may not be able to achieve our anticipated level of growth and our business could suffer.

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

We experienced a number of changes in senior management during 2016, including the resignation of our former CEO and termination of certain senior managers. Further, in June 2016 we implemented a reduction in workforce and we experienced higher than usual attrition in the months since the reduction in workforce.

With any change in leadership and reduction in workforce, there is a risk to retention of employees, including other members of senior management, as well as the potential for disruption to business operations, initiatives, plans and strategies. In light of the circumstances surrounding these employee actions, we offered significant additional compensation to retain certain employees. The general structure of the special retention awards provided for compensation awards to be paid or vested no later than the first half of 2017. Following the final payments on these awards, we cannot predict whether we ultimately will be able to retain these or other employees in the future, or whether we will have to incur substantial additional cost to do so.

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

LENDINGCLUB CORPORATION

Our credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains certain affirmative and negative covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition.

We have a senior secured revolving credit facility of $120.0 million, which the Company may draw upon from time to time. As of December 31, 2016, we had not drawn on the credit facility. The loan agreements for our credit facility contain restrictions on our ability to, among other things, pay dividends, incur indebtedness, place liens on assets, merge or consolidate, make investments, and enter into certain affiliate transactions. In addition, we are required to maintain a maximum total net leverage ratio (as defined in the credit agreement) of 4.00:1.00 initially, and decreasing over the term of the credit facility to 3.00:1.00 on and after June 30, 2018.

In addition, any debt financing we secure in the future, in addition to or in lieu of our credit facility, could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

We previously identified a material weakness in our internal control over financial reporting, which has now been remediated. Any future failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements.

During the second quarter of 2016, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness related to the aggregation of control deficiencies in the Company's “tone at the top” and manifested in three primary areas: (i) appropriate system controls, or review and oversight by other personnel, to detect and prevent sales of loans in direct contravention of a loan agreement, (ii) failure to identify related party transactions so as to ensure proper review and approval or disapproval by the Audit Committee or the board, and (iii) failure to appropriately document, authorize, communicate and monitor amendments to investor contracts.

While this material weakness has been remediated, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses.

More generally, if we are unable to meet the demands that have been placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Under such circumstances, we may be unable to implement the necessary internal controls in a timely manner, or at all, and future material weaknesses may exist or may be discovered. If we fail to implement the necessary improvements, or if material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the NYSE and could have a material adverse effect on our business, results of operations or financial condition. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of

LENDINGCLUB CORPORATION

material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, including as a result of the risks set forth in this “Risk Factors” section. It is difficult for us to forecast the level or source of our revenues or earnings (loss) accurately. Accordingly, our quarterly results of operations, including the levels of our operating revenue and expenses, contribution margin and other key metrics, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Fluctuation in quarterly results may adversely affect the price of our common stock.

Our ability to use our deferred tax assets to offset future taxable income may be subject to certain limitations that could subject our business to higher tax liabilities.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2016, we had federal and state net operating loss carryforwards (NOLs) of approximately $260.3 million and $178.0 million, respectively, to offset future taxable income. These federal and state net operating loss carryforwards will begin expiring in 2025 and 2028, respectively. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. Additionally, at December 31, 2016, we had federal and state research and development tax credit carryforwards of $1.1 million and $3.0 million, respectively. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. On the basis of this evaluation, a full valuation allowance has historically been recorded to recognize only deferred tax assets that are more likely than not to be realized. Finally, changes to the federal or state tax laws that would reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. Our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We have incurred net losses in the past and may incur net losses in the future.

As of December 31, 2016, our accumulated deficit was $234.2 million. We anticipate that our operating expenses will continue to be elevated for the foreseeable future as we continue to enhance our compliance systems, reestablish the growth of our business, attract borrowers, investors and partners and further enhance and develop our loan products, marketplace and platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur additional net losses in the future and may not maintain profitability on a quarterly or annual basis.

We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act of 1940.

In general, a company that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities may be deemed to be an investment company under the Investment Company Act of 1940, as amended (Investment Company Act). The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and we intend to continue to conduct, our business in a manner that does not result in our company being characterized as an investment company. To avoid being deemed an investment company, we may

LENDINGCLUB CORPORATION

decide not to broaden our offerings, which could require us to forego attractive opportunities. We may also apply for formal exemptive relief to provide additional clarity on our status under the Investment Company Act. We may not receive such relief on a timely basis, if at all, and such relief may require us to modify or curtail our operations. If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would materially adversely affect our business, financial condition and results of operations.

If our registered investment advisor, LC Advisors, LLC (LCA), were found to have violated the Investment Advisers Act, our ability to raise sufficient investor commitments to meet borrower demand could be impaired.

Our subsidiary, LCA, acts as an advisor to certain private funds and accredited investors, including those that invest in managed accounts that rely on a third-party adviser or manager to manage their investment through our marketplace. Registered investment advisers are subject to a number of regulatory and legal requirements, including fiduciary duties, conflicts of interest, advertising restrictions and custody requirements.

As described in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Board Review,” and previously disclosed, the board review discovered that the investment parameters of one of the funds advised by LCA, specifically with respect to the allocation of 60-month loans held by the fund, was out of tolerance. Further, we reviewed the methodologies used to determine the net asset values and monthly return figures reported for six private investment funds managed by LCA and determined that adjustments were made to the valuation of the Fund’s assets that were not consistent with generally accepted accounting principles (GAAP). These adjustments affected the direction and the specific returns reported in monthly statements sent to limited partners. We are reimbursing limited partners who, during the life of any fund, entered or exited the funds and were adversely impacted by these adjustments. As previously disclosed, these matters were included in the board review of 2016, and such matters are being reviewed by the SEC and other state and federal regulatory agencies.

We believe we have conducted, and we intend to continue to conduct, the business of LCA in substantial compliance with the Investment Advisers Act of 1940, as amended (Investment Advisers Act) and applicable fiduciary duties. If, however, we are deemed to have breached any of our obligations under the Investment Advisers Act, the activities of LCA could be restricted, suspended or even terminated. If this were to occur, our ability to provide investors with the opportunity to invest through private funds and managed accounts could be severely curtailed, and we may not be able to sufficiently meet borrower and investor demand for loans, which could harm our business.

We have not reviewed our compliance with foreign laws regarding the participation of non-U.S. residents on our marketplace.

From time to time, non-U.S. residents invest in loans directly through our marketplace. Through December 31, 2016, the percentage of notes purchased (based upon dollar amounts) by such persons since inception was less than 1% of all loans issued. We are not experts with respect to all applicable laws in the various foreign jurisdictions from which an investor may be located, and we cannot be sure that we are complying with applicable foreign laws. Failure to comply with such laws could result in fines and penalties payable by us, which could reduce our profitability or cause us to modify or delay planned expansions and expenditures, including investments in our growth. In addition, any such fines and penalties could create negative publicity, result in additional regulatory oversight that could limit our operations and ability to succeed, or otherwise hinder our plans to expand our business internationally.

If we were required to register as a broker-dealer under federal or state law, our costs could significantly increase or our operations could be impaired.

The securities offered to investors are offered directly by us. We do not operate as a registered broker-dealer in any jurisdiction. Although we do not believe we are obligated to do so, if a regulatory body were to find that our

LENDINGCLUB CORPORATION

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

While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

LENDINGCLUB CORPORATION

In particular, the USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently several banking institutions have received large fines for non-compliance with these laws and regulations.

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

Where applicable, we will seek to comply with state small loan, loan broker, servicing and similar statutes. In U.S. jurisdictions with licensing or other requirements that we believe may be applicable to us, we comply with the relevant requirements through the operation of our marketplace with issuing banks or we will be seeking to obtain required licenses. Nevertheless, if we are found to not have complied with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or penalties or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate loans through our marketplace, perform our servicing obligations or make our marketplace available to borrowers in particular states, which may harm our business.

Investors in the limited partnership interests offered by LCA or certificates offered by the Trust may be deemed to have been solicited by general solicitation or general advertising, and such investors could seek to rescind their purchase.

We offer notes through a public offering. In addition, the Trust invests in loans through our marketplace. The Trust and LCA offer certificates and limited partnership interests, respectively, to raise capital for their investments. The offerings by the Trust and LCA are made privately with potential investors with whom they have, or have established through a review and diligence process and cooling-off period which, in our opinion, constitutes a substantive, pre-existing relationship outside of the public offering for the notes prior to an investment in the certificates or limited partnership interests and separate from the public offering of the notes. Because of the fact-specific nature of what constitutes a substantive, pre-existing relationship and the means by which it is created, as well as what types of activities might constitute a general solicitation or general advertising with regard to the private offerings of the certificates and limited partnership interests, it is possible that some of these investors could assert that they became interested in an investment in these private offerings by LCA or the Trust through a general solicitation or general advertising with regard to those offerings or the public offering of notes. If it was determined that an investor’s interest in the certificates or limited partnership interests was the result of a general solicitation or general advertisement, all investors could claim that the sale of certificates or limited partnership interests violated Section 5 of the Securities Act and could seek to rescind their purchase or seek other remedies, subject to any applicable statute of limitations. We would contest vigorously any claim that a violation of the Securities Act occurred, however, litigation is inherently uncertain and can be expensive and time consuming.

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

The Dodd-Frank Act and other legislation and regulations relating to financial institutions and markets, including alternative asset management funds, has resulted in increased oversight and taxation. However, the recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy.

There has been, and may continue to be, a related increase in regulatory investigations of the trading and other investment activities of alternative investment funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations. The Dodd-Frank Act is extensive and significant legislation enacting changes that broadly affect most aspects of the financial services industry. The Dodd-Frank Act, among other things, contains a risk retention requirement for all asset-backed securities, which, if applied to our business, would change our business model.

Under these risk retention rules, sponsors of both public and private issuances of asset-backed securities are generally (subject to certain exceptions) required to retain, in one or more prescribed forms, at least 5% of the credit risk of the assets collateralizing such asset-backed securities. In some cases, this risk retention requirement may be retained by a majority-owned affiliate (as determined by GAAP) of the sponsor. These regulations generally prohibit the sponsor or its affiliate from directly or indirectly hedging or otherwise selling or transferring the retained interest for a specified period of time, depending on the type of asset that is securitized. All sponsors of issuances of asset-backed securities are required to comply with such rules beginning in December 2015, with respect to asset-backed securities collateralized by residential mortgages, and December 2016 with regard to all other classes of asset-backed securities.

These changes could impact our access to the asset-backed securities capital markets and, to the extent we issue, or act as the sponsor for issuances of, asset-backed securities ourselves, our financing programs could be less effective

LENDINGCLUB CORPORATION

and we could be required to comply with these risk retention requirements. Compliance with such legislation or regulation may significantly increase our costs, limit our product offerings and operating flexibility, require significant adjustments in our internal business processes and potentially require us to maintain our regulatory capital at levels above historical practices.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our stock price has been and will likely continue to be volatile.

As a result of the events surrounding the resignation of our former-CEO, our stock price has declined significantly since the end of the first quarter of 2016 and has exhibited substantial volatility. Recent developments notwithstanding, our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; changes in the credit performance on our platform; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

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

LENDINGCLUB CORPORATION

Item 3. Legal Proceedings

The information set forth under “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 17. Commitments and Contingencies” of this Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

LENDINGCLUB CORPORATION

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Lending Club’s stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “LC.” The following table sets forth the high and low sales price per share of Lending Club’s common stock as reported on the NYSE for the periods indicated:

Year Ended December 31,	2016		2015
	High	Low	High	Low
First Quarter	$11.25	$6.34	$25.78	$18.30
Second Quarter	$8.41	$3.44	$19.85	$14.36
Third Quarter	$6.58	$4.03	$15.14	$10.28
Fourth Quarter	$6.56	$4.64	$15.00	$10.77

Holders of Record

As of January 31, 2017, there were 69 holders of record of Lending Club’s common stock. The closing market price per share on that date was $6.17. Because many of Lending Club’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

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

The following graph compares the cumulative total return to stockholders of Lending Club’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (S&P 500) and the Dow Jones Internet Composite Index (DJ Internet Composite). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in Lending Club’s common stock and in each index at market close on December 11, 2014, the date Lending Club’s common stock began trading on the NYSE, and its relative performance is tracked through December 30, 2016. The returns shown are based on historical results and are not intended to suggest future performance.

	December 11, 2014	December 31, 2014	December 31, 2015	December 30, 2016
LendingClub Corporation	$100	$107.98	$47.16	$22.41
Standard & Poor's 500 Index	$100	$101.16	$100.42	$110.00
Dow Jones Internet Composite Index	$100	$101.72	$124.20	$133.23

Item 6. Selected Financial Data

The Company changed its fiscal year end from March 31 to December 31 effective as of December 31, 2012, and the nine month period ended December 31, 2012 represents a transition period. The historical information presented below for the year ended December 31, 2012 (i) combines the unaudited interim consolidated financial statements

LENDINGCLUB CORPORATION

for the three months ended March 31, 2012 and the nine months ended December 31, 2012 and (ii) is unaudited and has been prepared by management for illustrative purposes only. The unaudited historical financial information has been prepared on the same basis as the audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited interim consolidated financial statements. Lending Club’s historical results are not necessarily indicative of the results in any future period.

The following selected consolidated financial data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in this Report (in thousands, except share and per share data).

Years Ended December 31,	2016	2015	2014 (1)	2013	2012
	(audited)	(audited)	(audited)	(audited)	(unaudited)
Statement of Operations Data:
Transaction fees	$423,494	$373,508	$197,124	$85,830	$30,576
Servicing fees	68,009	32,811	11,534	3,951	1,929
Management fees	11,638	10,976	5,957	3,083	824
Other revenue (expense)	(7,674)	9,402	(1,203)	5,111	716
Total net operating revenue	495,467	426,697	213,412	97,975	34,045
Net interest income (expense) and fair value adjustments	5,345	3,246	(2,284)	27	(238)
Total net revenue	500,812	429,943	211,128	98,002	33,807
Operating expenses: (2)
Sales and marketing	216,670	171,526	85,652	37,431	18,201
Origination and servicing	74,760	61,335	37,326	17,978	7,589
Engineering and product development	115,357	77,062	38,518	15,528	4,855
Other general and administrative	207,172	122,182	81,136	19,757	10,024
Goodwill impairment	37,050	—	—	—	—
Total operating expenses	651,009	432,105	242,632	90,694	40,669
Income (loss) before income tax expense	(150,197)	(2,162)	(31,504)	7,308	(6,862)
Income tax (benefit) expense	(4,228)	2,833	1,390	—	—
Net income (loss)	$(145,969)	$(4,995)	$(32,894)	$7,308	$(6,862)
Net income (loss) per share:
Basic (3)(4)	$(0.38)	$(0.01)	$(0.44)	$0.00	$(0.17)
Diluted (3)(4)	$(0.38)	$(0.01)	$(0.44)	$0.00	$(0.17)
Weighted-average common shares - Basic (3)(4)	387,762,072	374,872,118	75,573,742	51,557,136	39,984,876
Weighted-average common shares - Diluted (3)(4)	387,762,072	374,872,118	75,573,742	81,426,976	39,984,876

December 31,	2016	2015	2014 (1)	2013	2012
	(audited)	(audited)	(audited)	(audited)	(unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents (4)	$515,602	$623,531	$869,780	$49,299	$52,551
Securities available for sale	287,137	297,211	—	—	—
Loans at fair value	4,311,984	4,556,081	2,798,505	1,829,042	781,215
Total assets (1)(4)	5,562,631	5,793,634	3,890,054	1,943,395	850,830
Notes and certificates at fair value	4,320,895	4,571,583	2,813,618	1,839,990	785,316
Total liabilities	4,586,861	4,751,774	2,916,835	1,875,301	798,620
Total stockholders’ equity (4)	$975,770	$1,041,860	$973,219	$68,094	$52,210

LENDINGCLUB CORPORATION

(1)
In April 2014, the Company completed the Springstone acquisition. The Company’s consolidated financial statements include Springstone’s financial position and results of operations from the acquisition date.

(2)	Includes stock-based compensation expense as follows:

Years Ended December 31,	2016	2015	2014	2013	2012
	(audited)	(audited)	(audited)	(audited)	(unaudited)
Sales and marketing	$7,546	$7,250	$5,476	$1,147	$302
Origination and servicing	4,159	2,735	1,653	424	75
Engineering and product development	19,858	11,335	6,445	2,336	449
Other general and administrative	37,638	29,902	23,576	2,376	586
Total stock-based compensation expense	$69,201	$51,222	$37,150	$6,283	$1,412

(3)
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

(4)
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

Overview

Lending Club is the world’s largest online marketplace connecting borrowers and investors. We believe a technology-powered marketplace is a more efficient mechanism to allocate capital between borrowers and investors than the traditional banking system. Qualified consumers and small business owners borrow through Lending Club to lower the cost of their credit and enjoy a better experience than that provided by traditional banks.

Investors use Lending Club to earn solid risk-adjusted returns from an asset class that has generally been closed to many investors and only available on a limited basis to institutional investors. The capital to invest in the loans enabled through our marketplace comes directly from a wide range of investors, including retail investors, high-net-worth individuals and family offices, banks and finance companies, insurance companies, hedge funds, foundations, pension plans and university endowments, and through a variety of investment channels. While our business model is not dependent on using our balance sheet and assuming credit risk for loans facilitated by our marketplace, we may use a greater amount of our own capital, compared to past experience, to fulfill regulatory or contractual purchase obligations, or support short-term marketplace equilibrium. We may also use our capital to invest in loans associated with the testing or initial launch of new or alternative loan terms, programs or channels to establish a track record of performance prior to facilitating third-party investments in these loans, or to support alternative loan purchase programs.

We generate revenue from transaction fees from our marketplace’s role in accepting and decisioning applications for our bank partners to enable loan originations, servicing fees from investors for matching available loan assets with capital, and management fees from investment funds and other managed accounts.

Generally, the transaction fees we receive from issuing banks in connection with our marketplace’s role in facilitating loan originations range from 1% to 7% of the initial principal amount of the loan as of December 31, 2016. In addition, for education and patient finance loans, we also collect fees earned from issuing banks and service providers. Servicing fees paid to us vary based on investment channel. Note investors generally pay us a servicing fee equal to 1% of payment amounts received from the borrower. Whole loan purchasers pay a monthly servicing fee of up to 1.3% per annum, which is generally based on the month-end principal balance of loans serviced. Certificate holders generally do not pay a servicing fee, but pay a monthly management fee of up to 1.5% per annum of the month-end balance of assets under management.

Since beginning operations in 2007, our marketplace has facilitated approximately $24.6 billion in loan originations. These loans were facilitated through the following investment channels: (i) the issuance of member payment dependent notes, (ii) the sale of trust certificates, or (iii) the sale of whole loans to qualified investors. Approximately $4.6 billion of our loan originations since inception were invested in through member payment dependent notes, $6.9 billion were invested in through trust certificates and $13.1 billion were invested in through whole loan sales. In 2016, our marketplace facilitated over $8.7 billion of loan originations, of which approximately $1.3 billion were invested in through member payment dependent notes, $1.4 billion were invested in through trust certificates and $6.0 billion were invested in through whole loan sales. In 2015, our marketplace facilitated over $8.4 billion of loan originations, of which approximately $1.3 billion were invested in through member payment

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

dependent notes, $2.6 billion were invested in through trust certificates and $4.5 billion were invested in through whole loan sales. See “Item 1A – Risk Factors – A decline in economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.”

In April 2014, we acquired all of the outstanding limited liability company interests of Springstone. See “Item 8 – Financial Statements and Supplementary Data – Note 20. Springstone Acquisition” for more information.

Current Economic and Business Environment

Lending Club monitors a variety of economic, credit and competitive indicators so that borrowers can benefit from meaningful savings compared to alternatives, and investors can continue to find solid risk-adjusted returns compared to other fixed income investments or investment alternatives.

Our approach to risk-management is a data-driven, continuous and proactive process that runs against a constantly shifting set of conditions. Our marketplace has a number of levers at its disposal to adjust to changing market conditions, including the ability to quickly adapt underwriting models and dynamically increase or decrease pricing to provide an appropriate level of loss coverage to investors.

Throughout 2016 and into 2017, we observed trends that suggest a strong U.S. economy which have, unfortunately, been offset by observations of higher delinquencies in populations characterized by high indebtedness, an increased propensity to accumulate debt, and lower credit scores. While these observations were initially limited to pockets of underperformance in the higher risk segments in the first half of 2016, starting in the third quarter of 2016, this trend was observed across all grades, although it is less notable in lower risk grades and more notable in higher risk grades, particularly grades E, F and G.

In response to these observations, we identified additional ways to optimize credit models around specific combinations of risk indicators while maintaining solid investor yields. These changes included implementing changes to tighten credit criteria based on a unique combination of risk factors, such as number of recent installment loans, revolving utilization, and higher risk scores on our proprietary scorecard. The actions taken in April, June and October 2016 eliminated approximately 11% of total loan volume on an annualized basis from specific risk segments that would have otherwise been approved. Additional action taken in January 2017 eliminated approximately 5% of total loan volume on an annualized basis. We have also invested in our multifaceted collections capabilities to further mitigate risk, including adding new recovery strategies, adding a new agency partner and expanding our internal collections team capacity.

During 2016 we made proactive interest rate increases for loans facilitated on our platform (with a weighted-average increase of approximately 118 basis points from November 2015 to October 2016), and we believe the interest rates in our marketplace already reflect the current interest rate environment. In addition to the increased interest rates, the origination fee paid by borrowers was also increased in March and June of 2016 for certain loan grades. These combined rates and fee increases have negatively impacted the volume of loans facilitated through our marketplace and may continue to do so in the future.

In addition, we continue to actively explore ways to diversify our investor base and obtain additional investment capital for the platform loans. For example, on November 7, 2016, we announced a new addition to the Company’s investor capital mix through an arrangement with a subsidiary of the National Bank of Canada, which had approved up to $1.3 billion to be deployed on the Lending Club platform, subject to certain terms and conditions. We plan to continue to drive toward increased investor engagement and diversification on the platform.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Factors That Can Affect Revenue

As a marketplace, we work toward matching supply and demand while also growing originations and correspondingly revenue at a pace commensurate with proper planning, compliance, risk management, user experience, and operational controls that work to optimize the quality of the customer experience, customer satisfaction and long term growth.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Key Operating and Financial Metrics

We regularly review a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

Year Ended December 31,	2016	2015	2014
Loan originations	$8,664,746	$8,361,697	$4,377,503
Net operating revenue(1)(2)	$495,467	$426,697	$213,412
Net loss(2)	$(145,969)	$(4,995)	$(32,894)
Contribution(3)	$215,742	$203,821	$97,563
Contribution margin(3)	43.5%	47.8%	45.7%
Adjusted EBITDA(3)	$(18,235)	$69,758	$21,301
Adjusted EBITDA margin(3)	(3.7)%	16.3%	10.0%

(1)	See “Factors That Can Affect Revenue” for more information regarding net operating revenue.

(2)	See “Results of Operations” for more information regarding net operating revenue and net loss.

(3)
Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measure, see “Reconciliations of Non-GAAP Financial Measures.”

Loan Originations

We believe originations are a key indicator of the adoption rate of our marketplace, growth of our brand, scale of our business, strength of our network effect, economic competitiveness of our products and future growth. Factors that could affect loan originations include investor confidence in our platform and internal processes, the amount of our capital available to invest in loans, interest rate and economic environment, the competitiveness of our products primarily based on our platform's rates and fees, the success of our operational efforts to balance investor and borrower demand, any limitations on the ability of our issuing banks to originate loans, our ability to develop new products or enhance existing products for borrowers and investors, the success of our sales and marketing initiatives and the success of borrower and investor acquisition and retention.

The Company's originations and weighted average transaction fees (as a percent of origination balance), by its major and material loan products, are as follows:

	Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
(in millions, except percentages)	Origination Volume	Weighted Average Transaction Fees	Origination Volume	Weighted Average Transaction Fees	Origination Volume	Weighted Average Transaction Fees
Personal loans - standard program	$6,400.5	4.9%	$6,417.6	4.4%	$3,503.8	4.4%
Personal loans - custom program	1,437.4	5.3%	1,243.8	4.9%	506.6	4.9%
Other loans	826.8	4.5%	700.3	4.4%	367.1	4.8%
Total	$8,664.7	4.9%	$8,361.7	4.5%	$4,377.5	4.5%

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loans Serviced On Our Platform

The following table provides the outstanding principal balance of loans serviced at December 31, 2016, 2015 and 2014, by the method that the loans were financed (in millions):

December 31,	2016	2015	2014
Notes	$1,795	$1,573	$1,055
Certificates	2,752	3,105	1,797
Whole loans sold	6,542	4,289	1,874
Other (1)	28	3	—
Total	$11,117	$8,970	$4,726
(1)    Includes loans invested in by the Company for which there were no associated notes or certificates.

Results of Operations
The following tables set forth the consolidated statement of operations data for each of the periods presented:

Year Ended December 31,	2016	2015	2014
Net operating revenue:
Transaction fees	$423,494	$373,508	$197,124
Servicing fees	68,009	32,811	11,534
Management fees	11,638	10,976	5,957
Other revenue (expense)	(7,674)	9,402	(1,203)
Total net operating revenue	495,467	426,697	213,412
Net interest income (expense) and fair value adjustments	5,345	3,246	(2,284)
Total net revenue	500,812	429,943	211,128
Operating expenses: (1)
Sales and marketing	216,670	171,526	85,652
Origination and servicing	74,760	61,335	37,326
Engineering and product development	115,357	77,062	38,518
Other general and administrative	207,172	122,182	81,136
Goodwill impairment	37,050	—	—
Total operating expenses	651,009	432,105	242,632
Loss before income tax expense	(150,197)	(2,162)	(31,504)
Income tax (benefit) expense	(4,228)	2,833	1,390
Net loss	$(145,969)	$(4,995)	$(32,894)

(1)	Includes stock-based compensation expense as follows:

Year Ended December 31,	2016	2015	2014
Sales and marketing	$7,546	$7,250	$5,476
Origination and servicing	4,159	2,735	1,653
Engineering and product development	19,858	11,335	6,445
Other general and administrative	37,638	29,902	23,576
Total stock-based compensation expense	$69,201	$51,222	$37,150

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

Year Ended December 31,	2016	2015	Change ($)	Change (%)
Transaction fees	$423,494	$373,508	$49,986	13%
Servicing fees	68,009	32,811	35,198	107%
Management fees	11,638	10,976	662	6%
Other revenue (expense)	(7,674)	9,402	(17,076)	(182)%
Total net operating revenue	495,467	426,697	68,770	16%
Net interest income and fair value adjustments	5,345	3,246	2,099	65%
Total net revenue	$500,812	$429,943	$70,869	16%

Year Ended December 31,	2015	2014	Change ($)	Change (%)
Transaction fees	$373,508	$197,124	$176,384	89%
Servicing fees	32,811	11,534	21,277	184%
Management fees	10,976	5,957	5,019	84%
Other revenue (expense)	9,402	(1,203)	10,605	N/M
Total net operating revenue	426,697	213,412	213,285	100%
Net interest income (expense) and fair value adjustments	3,246	(2,284)	5,530	N/M
Total net revenue	$429,943	$211,128	$218,815	104%
N/M – Not meaningful

Our primary sources of revenue consists of fees received for transactions through or related to our marketplace and include transaction, servicing and management fees.

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform through our marketplace’s role in facilitating loans for our issuing bank partners. The amount of these fees is based upon the terms of the loan, including grade, rate, term and other factors. As of December 31, 2016, these fees ranged from 1% to 7% of the initial principal amount of a loan. In addition, for education and patient finance loans, we also collect fees earned from issuing banks and service providers. We record transaction fee revenue net of program fees paid to WebBank, our issuing bank partner.

In March 2016, we increased the transaction fee that we earn from our primary issuing bank partner for certain prime and near-prime C through G graded personal loans from 5% to 6%, B graded personal loans from 4% to 5%, and A graded personal loans by approximately 1% at each subgrade level for grades A2 to A5. Depending upon the borrower impact of these fee changes, these fees may be modified in order to maintain overall platform balance between borrowers and investors. Additional transaction fee increases were made for A graded personal loans by approximately 1% at each subgrade level for grades A2 to A5 in June 2016.

Transaction fees increased $50.0 million, or 13%, in 2016 from 2015, primarily due to a higher average transaction fee paid during 2016. The average transaction fee as a percentage of the initial principal balance of the loan was 4.9% in 2016, compared to 4.5% in 2015. Additionally, loans facilitated through our marketplace increased from $8.4 billion for the year ended December 31, 2015 to $8.7 billion for the year ended December 31, 2016, an increase of 3.6%.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Transaction fees increased $176.4 million, or 89%, in 2015 from 2014. The increase was primarily due to an increase in loans facilitated through our marketplace from $4.4 billion for the year ended December 31, 2014 to $8.4 billion for the year ended December 31, 2015, an increase of 91%. The average transaction fee as a percentage of the initial principal balance of the loan was 4.5% for both the years ended December 31, 2015 and 2014.

In January 2017, we recognized approximately $6.1 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of 2016. In January 2016, we recognized approximately $2.7 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of 2015. In January 2015, we recognized approximately $8.7 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of 2014.

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

Servicing rights are recorded as either an asset or liability depending on the degree to which the contractual loan servicing fee is above or below, respectively, an estimated market rate loan servicing fee. During the second quarter of 2016, we increased our assumption of the market rate of loan servicing from 57 basis points per annum to 63 basis points per annum, based on review of estimated third-party servicing rates and market servicing benchmarking analyses provided by two third-party valuation firms. The increase in the assumption of a market rate of loan servicing caused the value of our servicing rights to decrease. The recording of the change in fair value of servicing rights does not affect the contractual servicing rates that we collect from the whole loan investors on a monthly basis.

Servicing fee revenue has increased during each of the last three years due to increases in both the balances of whole loans sold and the loan balances that underlie the notes and certificates. The table below illustrates the composition of servicing fees by source for each period presented:

Year Ended December 31,	2016	2015	Change (%)
Servicing fees related to whole loans sold	$48,058	$17,846	169%
Note and certificate servicing fees	20,856	13,573	54%
Servicing fees before change in fair value of servicing assets and liabilities	68,914	31,419	119%
Change in fair value of servicing assets and liabilities, net	(905)	1,392	(165)%
Total servicing fees	$68,009	$32,811	107%

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2015	2014	Change (%)
Servicing fees related to whole loans sold	$17,846	$4,162	N/M
Note and certificate servicing fees	13,573	5,952	128%
Servicing fees before change in fair value of servicing assets and liabilities	31,419	10,114	N/M
Change in fair value of servicing assets and liabilities, net	1,392	1,420	(2)%
Total servicing fees	$32,811	$11,534	184%
N/M – Not meaningful

Management Fees

Investors in funds managed by LCA, pay a monthly management fee based on the month-end balance of their assets under management, up to 1.5% per annum. LCA does not earn any carried interest from the investment funds. For managed account certificate holders, LCA earns a management fee of up to 1.2% per annum of the month-end balance of their assets under management. Any of these fees may be waived or reduced at the discretion of LCA. A significant portion of the management fees are earned from the funds that are managed by LCA. We currently anticipate that the assets under management associated with these funds will decrease as a result of a significant amount of redemption requests received, however, some redeeming investors may move their investment to other LCA funds. This potential reduction will negatively affect management fee revenue. At December 31, 2016, the aggregate assets of these funds were $767.3 million and outstanding aggregate redemption requests totaled $468.1 million. These redemption requests are currently being limited pursuant to the terms of the respective limited partnership agreements.

Management fees were $11.6 million and $11.0 million for the years ended December 31, 2016 and 2015, respectively, an increase of 6%. The increase in management fee revenue was due to a higher average management fee rate for the period, while the overall total assets under management decreased.

Management fees were $11.0 million and $6.0 million for the years ended December 31, 2015 and 2014, respectively, an increase of 84%. The increase in management fees was due primarily to an increase in the total assets under management and outstanding certificate balances.

Other Revenue (Expense)

Other revenue (expense) primarily consists of gains and losses on sales of whole loans, incentives offered to purchasers of whole loans in the second and third quarters of 2016, and referral revenue earned from partner companies when customers referred by Lending Club complete specified actions with them. In connection with whole loan sales, in addition to the transaction and servicing fees earned with respect to the corresponding loan, we recognize a gain or loss on the sale of that loan based on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee. Referral revenue consists of fees earned from third-party companies when customers referred by us complete specified actions with such third-party companies.

The table below illustrates the composition of other revenue for each period presented:

Year Ended December 31,	2016	2015	2014
Gain (loss) on sales of loans	$(17,152)	$4,885	$(3,569)
Referral revenue	5,934	4,332	2,298
Other	3,544	185	68
Other revenue (expense)	$(7,674)	$9,402	$(1,203)

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Other revenue (expense) was $(7.7) million and $9.4 million for the years ended December 31, 2016 and 2015, respectively. This decrease for the year ended December 31, 2016 compared to the same period in 2015 was primarily due to the sale of loans that resulted in approximately $14.0 million and $10.7 million of incentives provided to investors in the second and third quarters of 2016, respectively. Prior to the second quarter of 2016, we had not historically provided such incentives and the Company does not currently intend to provide incentives going forward.

Other revenue (expense) was $9.4 million and $(1.2) million for the years ended December 31, 2015 and 2014, respectively. This increase for the year ended December 31, 2015 compared to the same period in 2014 was primarily due to gains on sales of whole loans in 2015 and increases in referral revenue.

Net Interest Income (Expense) and Fair Value Adjustments

Year Ended December 31,	2016	2015	2014
Net interest income (expense)	$8,294	$3,232	$(2,162)
Net fair value adjustments	(2,949)	14	(122)
Net interest income (expense) and fair value adjustments	$5,345	$3,246	$(2,284)

Except as set forth below, we generally do not assume principal or interest risk on loans facilitated through our marketplace because loan balances, interest rates and maturities are matched and offset by an equal balance of notes and certificates with the exact same interest rates and maturities. We only make principal and interest payments on notes and certificates to the extent that we receive borrower payments on corresponding loans. As a servicer, we are only required to deliver borrower payments to the extent that we actually receive them. As a result, on our statement of operations for any period and balance sheet as of any date, (i) interest income on loans corresponds to the interest expense on notes and certificates and (ii) loan balances correspond to note and certificate balances with variations resulting from timing differences between the crediting of principal and interest payments on loans and the disbursement of those payments to note and certificate holders. Interest income on loans the Company purchased is recorded in the consolidated statement of operations without corresponding interest expense.

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

Year Ended December 31,	2016	2015	Change ($)	Change (%)
Interest income:
Loans and loans held for sale	$691,590	$549,782	$141,808	26%
Securities available for sale	3,244	2,143	1,101	51%
Cash and cash equivalents	1,828	1,047	781	75%
Total interest income	696,662	552,972	143,690	26%
Interest expense:
Notes and certificates	(688,368)	(549,740)	(138,628)	25%
Total interest expense	(688,368)	(549,740)	(138,628)	25%
Net interest income	$8,294	$3,232	$5,062	157%
Average outstanding balances:
Loans	$4,740,954	$3,821,448	$919,506	24%
Loans held for sale	$10,393	$—	$10,393	N/M
Notes and certificates	$4,753,757	$3,840,241	$913,516	24%
N/M - Not meaningful

Year Ended December 31,	2015	2014	Change ($)	Change (%)
Interest income:
Loans	$549,782	$354,424	$195,358	55%
Securities available for sale	2,143	—	2,143	N/M
Cash and cash equivalents	1,047	29	1,018	N/M
Total interest income	552,972	354,453	198,519	56%
Interest expense:
Notes and certificates	(549,740)	(354,334)	(195,406)	55%
Term loan	—	(2,281)	2,281	N/M
Total interest expense	(549,740)	(356,615)	(193,125)	54%
Net interest income (expense)	$3,232	$(2,162)	$5,394	N/M
Average outstanding balances:
Loans	$3,821,448	$2,377,526	$1,443,922	61%
Notes and certificates	$3,840,241	$2,389,747	$1,450,494	61%
N/M - Not meaningful

Interest income from loans was $691.6 million, $549.8 million and $354.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in interest income was primarily due to the increase in the average outstanding balances of loans and loans held for sale, including the outstanding principal balance of loans invested in by the Company for which there was no offsetting interest expense.

Interest expense for notes and certificates was $688.4 million, $549.7 million and $354.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in interest expense was primarily due to the increase in the average outstanding balances of notes and certificates. Interest expense in 2014 also included interest expense of $2.3 million associated with a term loan that was outstanding for approximately 8 months in 2014. We did not have a term loan in 2016 or 2015.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Fair Value Adjustments on Loans, Notes and Certificates: The changes in fair value of loans, notes and certificates are shown on our consolidated statement of operations on a net basis. Due to the payment dependent feature of the notes and certificates, fair value adjustments on loans that are invested in by third-parties through the marketplace are offset by the fair value adjustments on the notes and certificates, resulting in no net effect on our earnings. Fair value adjustments on loans we purchased have an effect on earnings. We estimate the fair value of loans and their related notes and certificates using a discounted cash flow valuation methodology that is described in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies.”

Net fair value adjustments were $(2.9) million for the year ended December 31, 2016, primarily due to losses on fair value adjustments on loans purchased by the Company in 2016 for which there were no offsetting gains from fair value adjustments. Net fair value adjustments were immaterial for the years ended December 31, 2015 and 2014. During 2015 and 2014, the losses from fair value adjustments on loans were largely offset by the gains from fair value adjustments on notes and certificates due to the borrower payment dependent design of the notes and certificates and due to the principal balances of the loans being similar to the combined principal balances of the notes and certificates.

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

Other General and Administrative: Other general and administrative expense consists primarily of salaries, benefits and stock-based compensation expense for our accounting, finance, legal, risk, compliance, human resources and facilities teams, professional services fees and facilities expense.

After announcing the findings of our board review, and the significant decrease in the trading price of our common stock in May 2016, we began offering incentive retention awards to members of the executive management team and other key personnel that totaled $34.9 million and will be recognized as compensation expense ratably through May 2017. In addition, we have incurred and expect to continue to incur significant legal, professional service, and other expenses in connection with the inquiries and private litigation that have arisen and may continue to arise from the internal board review, and our response to ongoing governmental requests for information.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2016	2015	Change ($)	Change (%)
Sales and marketing	$216,670	$171,526	$45,144	26%
Origination and servicing	74,760	61,335	13,425	22%
Engineering and product development	115,357	77,062	38,295	50%
Other general and administrative	207,172	122,182	84,990	70%
Goodwill impairment	37,050	—	—	N/M
Total operating expenses	$651,009	$432,105	$218,904	51%

Year Ended December 31,	2015	2014	Change ($)	Change (%)
Sales and marketing	$171,526	$85,652	$85,874	100%
Origination and servicing	61,335	37,326	24,009	64%
Engineering and product development	77,062	38,518	38,544	100%
Other general and administrative	122,182	81,136	41,046	51%
Total operating expenses	$432,105	$242,632	$189,473	78%

Sales and marketing expense was $216.7 million and $171.5 million for the years ended December 31, 2016 and 2015, respectively, an increase of 26%. The increase was primarily due to a $34.9 million increase in variable marketing expenses and a $6.5 million increase in personnel-related expenses associated with higher headcount levels as well as retention and severance costs. Sales and marketing expense as a percent of loan originations was 2.5% in 2016 compared to 2.0% in 2015. A portion of this increase may be attributable to the fact that credit policies were tightened resulting in an increase of applications that were declined, thus increasing the cost per acquisition of a new borrower. We expect sales and marketing expense as a percent of loan originations in 2017 to remain at levels generally similar to fiscal year 2016.

Sales and marketing expense was $171.5 million and $85.7 million for the years ended December 31, 2015 and 2014, respectively, an increase of 100%. The increase was primarily due to a $59.9 million increase in variable marketing expenses that drove higher loan originations and a $19.0 million increase in personnel-related expenses associated with higher headcount levels.

Origination and servicing expense was $74.8 million and $61.3 million for the years ended December 31, 2016 and 2015, respectively, an increase of 22%. The increase was primarily due to a $8.1 million increase in personnel-related expenses and a $4.4 million increase in loan processing costs driven by higher loan originations and increased collection efforts.

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

Engineering and product development expense was $115.4 million and $77.1 million for the years ended December 31, 2016 and 2015, respectively, an increase of 50%. The increase was primarily driven by investment in our platform and product development, which included a $23.8 million increase in personnel-related expenses resulting from increased headcount, salaries and retention costs, and a $12.6 million increase in equipment, software and depreciation expense.

Engineering and product development expense was $77.1 million and $38.5 million for the years ended December 31, 2015 and 2014, respectively, an increase of 100%. The increase was primarily driven by investment

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

in our platform and product development, which included a $24.0 million increase in personnel-related expenses resulting from increased headcount, and a $11.8 million increase in equipment, software and depreciation expense.

We capitalized $41.6 million, $25.4 million and $12.2 million in software development costs for the years ended December 31, 2016, 2015 and 2014, respectively.

Other general and administrative expense was $207.2 million and $122.2 million for the years ended December 31, 2016 and 2015, respectively, an increase of 70%. The increase was primarily due to a $39.3 million increase in legal, audit, communications, and advisory fees primarily associated with the board review (including investigating the matters identified in the board review), government inquiries, supporting investor due diligence activities, remediation efforts and pending and potential future litigation matters. The increase was also due to a $30.9 million increase in salaries and stock-based compensation expense related to increased headcount and salaries of newly hired executives, as we invested in infrastructure and support teams, retention costs, and a $8.6 million increase in facilities expense. Additionally, other general and administrative expense increased by $1.0 million during the year ended December 31, 2016 for the LCA reimbursement to the Funds' limited partners, as discussed in the “Board Review” section below.

Although the board review is complete, we expect elevated spending on legal, audit, and advisory fees to continue in 2017 as we remain subject to ongoing litigation and governmental inquiries. The Company has insurance policies that we believe would reimburse the Company for certain covered expenses. The timing and amount of any such insurance reimbursement is uncertain.

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

We recorded a goodwill impairment charge of $37.1 million for the year ended December 31, 2016 related to the education and patient finance reporting unit. There were no goodwill charges recorded for the years ended December 31, 2015 or 2014. See “Item 8 – Financial Statements and Supplementary Data – Note 9. Intangible Assets and Goodwill” for a further description of this impairment charge. If the performance of the education and patient finance reporting unit fails to meet current expectations, it is possible that the carrying value of this reporting unit, even after this impairment charge, will exceed its fair value, which could result in further recognition of a noncash impairment of goodwill that could be material.

Income Taxes

Income tax (benefit) expense was $(4.2) million, $2.8 million, and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, the income tax benefit was primarily attributable to the tax effects of the impairment of tax-deductible goodwill from the acquisition of Springstone, which previously gave rise to an indefinite-lived deferred tax liability, and the tax effects of unrealized gains credited to other comprehensive income associated with the Company's available for sale portfolio. For the year ended December 31, 2015, income tax expense was primarily attributable to the amortization of tax deductible goodwill from the acquisition of Springstone, which gave rise to an indefinite-lived deferred tax liability, and the realization of excess tax benefits related to stock-based compensation. For the year ended December 31, 2014,

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

income tax expense was primarily related to the amortization of tax deductible goodwill from the acquisition of Springstone.

As of December 31, 2016 and December 31, 2015, we continued to record a valuation allowance against the net deferred tax assets, excluding the deferred tax liability for indefinite-lived intangibles as of December 31, 2015. As of December 31, 2016 and December 31, 2015, the valuation allowance was $75.3 million and $25.3 million, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures in evaluating our operating results. We believe that contribution, contribution margin, adjusted EBITDA, adjusted EBITDA margin, and servicing fees before changes in fair value of assets and liabilities help identify trends in our core business results and allow for greater transparency with respect to key metrics used by our management in its decision making.

Our non-GAAP measures of contribution, contribution margin, adjusted EBITDA, adjusted EBITDA margin, and servicing fees before changes in fair value of assets and liabilities have limitations as analytical tools and you should not consider them in isolation. These non-GAAP measures should not be viewed as substitutes for, or superior to, net income (loss) as prepared in accordance with GAAP. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. There are a number of limitations related to the use of these non-GAAP financial measures versus their most directly comparable GAAP measures, which include the following:

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

Contribution and Contribution Margin

Contribution is a non-GAAP financial measure that is calculated as net operating revenue less “sales and marketing” and “origination and servicing” expenses on the Company’s Statement of Operations, adjusted to exclude non-cash stock-based compensation expense within these captions. These costs represent the costs that are most directly related to generating such net operating revenue. Contribution Margin is a non-GAAP financial measure calculated by dividing Contribution by total net operating revenue.

Contribution and Contribution Margin are measures of overall direct product profitability that our management and board of directors find useful, and believe investors may find useful, in understanding the relationship between costs most directly associated with revenue generating activities and the related revenue, and remaining amount available to support our costs of engineering and product development and other general and administrative expense to evaluate our operating performance and trends. While we believe Contribution and Contribution Margin are useful for the reasons above, they should not be used as an overall measure of our profitability, as they exclude engineering and product development and other general and administrative expenses that are required to run our business. Factors that affect our Contribution and Contribution Margin include revenue mix, variable marketing expenses and origination and servicing expenses.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table shows the calculation of contribution and contribution margin:

	Year Ended December 31,
	2016	2015	2014
Net operating revenue	$495,467	$426,697	$213,412
Less: Sales and marketing expense	216,670	171,526	85,652
Less: Origination and servicing expense	74,760	61,335	37,326
Total direct expenses	$291,430	$232,861	$122,978
Add: Stock-based compensation (1)	$11,705	$9,985	$7,129
Contribution	$215,742	$203,821	$97,563
Contribution margin	43.5%	47.8%	45.7%

(1)	Contribution also excludes stock-based compensation expense included in the sales and marketing and origination and servicing expense categories.

The following table presents a reconciliation of net loss to contribution for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Net loss	$(145,969)	$(4,995)	$(32,894)
Net interest income and fair value adjustments	(5,345)	(3,246)	2,284
Engineering and product development expense	115,357	77,062	38,518
Other general and administrative expense	207,172	122,182	81,136
Goodwill impairment	37,050	—	—
Stock-based compensation expense(1)	11,705	9,985	7,129
Income tax (benefit) expense	(4,228)	2,833	1,390
Contribution	$215,742	$203,821	$97,563
Total net operating revenue	$495,467	$426,697	$213,412
Contribution margin	43.5%	47.8%	45.7%

(1)	Contribution also excludes stock-based compensation expense included in the sales and marketing and origination and servicing expense categories.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure that includes net operating revenue less certain non-recurring expenses including interest, and certain non-cash expenses including amortization and depreciation, and stock-based compensation expense. Adjusted EBITDA margin is a non-GAAP financial measure calculated by dividing adjusted EBITDA by total net operating revenue.

We believe that adjusted EBITDA is an important measure of operating performance because it allows management, investors and our board to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing the impact of asset base (depreciation and amortization), other non-operating, and share-based compensation, tax consequences, and our capital structure (interest expense from any outstanding debt). Additionally, we utilize Adjusted EBITDA as an operating performance measure as an input into the Company’s calculation of the annual bonus plan. In addition to its use by management, Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

of our company and other companies in our industry as well as in the broader financial services and technology industries.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended
	2016	2015	2014
Net loss	$(145,969)	$(4,995)	$(32,894)
Net interest income and fair value adjustments	(5,345)	(3,246)	2,284
Acquisition and related expense	1,174	2,367	3,113
Depreciation expense:
Engineering and product development	20,906	13,820	5,194
Other general and administrative	4,216	2,426	1,166
Amortization of intangible assets	4,760	5,331	3,898
Goodwill impairment	37,050	—	—
Stock-based compensation expense	69,201	51,222	37,150
Income tax (benefit) expense	(4,228)	2,833	1,390
Adjusted EBITDA	$(18,235)	$69,758	$21,301
Total net operating revenue	$495,467	$426,697	$213,412
Adjusted EBITDA margin	(3.7)%	16.3%	10.0%

Operating expenses include the following amounts of stock based compensation for the periods presented:

	Year Ended
	2016	2015	2014
Sales and marketing	$7,546	$7,250	$5,476
Origination and servicing	4,159	2,735	1,653
Engineering and product development	19,858	11,335	6,445
Other general and administrative	37,638	29,902	23,576
Total stock-based compensation expense	$69,201	$51,222	$37,150

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

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of servicing fees to servicing fees before change in fair value of servicing assets and liabilities:

	Year Ended
	2016	2015	2014
Servicing fees	$68,009	$32,811	$11,534
Change in fair value of servicing assets and liabilities, net	905	(1,392)	(1,420)
Servicing fees before change in fair value of servicing assets and liabilities	$68,914	$31,419	$10,114

Investments by Investment Channel and Investor Concentration

The following table shows the percentage of loan originations funded by investment channel for the periods presented:

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Originations by Investor Type:
Managed accounts	43%	55%	35%	30%	38%
Self-directed	13%	14%	17%	15%	13%
Banks	31%	13%	28%	34%	23%
Other institutional investors	13%	18%	20%	21%	26%
Total	100%	100%	100%	100%	100%

Managed accounts include the private funds managed by LCA, dedicated third-party funds and separately management accounts. Self-directed investors include our self-directed retail investor base. Banks are deposit taking institutions, while other institutional investors include asset managers, insurance companies, hedge funds and other large non-bank investors.

The following table provides the percentage of loans invested in by the ten largest investors during each of the previous five quarters (by dollars invested):

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Percentage of Loans Invested In by Ten Largest Investors (by $ invested)	68%	72%	62%	51%	58%

For the year ended December 31, 2016, no single investor accounted for more than 12% of the loans invested in through our marketplace. The composition of the top ten investors may vary from period to period. In addition to these investors, private funds associated with LCA and publicly issued member payment dependent notes accounted for approximately 3% and 16%, respectively, of investment capital provided through our marketplace during the period.

Effectiveness of Scoring Models

Our ability to attract borrowers and investors to our marketplace is significantly dependent on our platform’s ability to effectively evaluate a borrower’s credit profile and likelihood of default.

Our marketplace’s credit decisioning and scoring models are evaluated on a regular basis and the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate are

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

leveraged to continually improve the models. We believe we have a history of effectively evaluating borrower’s credit worthiness and likelihood of defaults, as evidenced by the performance of various loan vintages facilitated through our marketplace. If our marketplace's credit decisioning and scoring models ultimately prove to be ineffective, or fail to appropriately account for a decline in the macroeconomic environment, investors may experience higher than expected losses and lose confidence in our business. The following charts display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through December 31, 2016, by booking year, for all grades and 36 or 60 month terms of standard program loans for each of the years shown.

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

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan Portfolio Information and Credit Metrics

The Company classifies the loans held on its balance sheet into three major loan products: standard program personal loans, custom program personal loans and other loans. The majority of the loans facilitated on our platform and retained on the balance sheet are standard program personal loans which represent loans made to prime borrowers that are publicly available to note investors and through certificates to private investors. Custom program personal loans include all other personal loans that are not eligible for our standard program and are available only to private investors. Other loans is comprised of education and patient finance loans, small business loans, small business lines of credit, and auto refinance loans. The loans on the balance sheet are financed by notes issued by the Company, certificates issued by the Trust or invested in directly by the Company.

Fair Value and Delinquencies

The outstanding principal balance, fair value and percentage of these loans that are delinquent, by loan product are as follows:

	December 31, 2016			December 31, 2015
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)
Personal loans - standard program	$4,290.4	94.6%	3.2%	$4,376.7	97.4%	2.2%
Personal loans - custom program	267.4	91.4	5.6	271.2	95.8	2.4
Other loans (1)	17.2	96.8	2.8	33.8	98.2	2.4
Total	$4,575.0	94.5%	3.3%	$4,681.7	97.3%	2.2%

(1)	Components of other loans are less than 10% of the outstanding principal balance presented individually.

(2)	Expressed as a percent of outstanding principal balance.

Declines in the fair value of loans from December 31, 2015 to December 31, 2016 were primarily due to increases in the yields required by investors to purchase the Company’s loans, notes and certificates, and an increase in expected credit losses.

Net Annualized Charge-Off Rates

The following tables show annualized net charge-off rates, which is an alternative measure of the performance of the loans held by the Company in its portfolio from the graphs above. Net cumulative lifetime charge-off rates used above show total charge-offs as a function of original principal balance, while these tables show the annualized net charge-off rates that reflect the charged-off balance of loans in a specific period as a percentage of the average outstanding balance of the loans during the periods presented.

Net annualized charge-off rates are affected by the average age of the loans in the portfolio for a given quarter and the credit performance of the loans. We generally expected charge-off rates to increase with loan age, as new loans generally have fewer credit losses than seasoned loans. Annualized charge-off rates can also be affected by changes in the credit performance of loans that are outstanding for a given quarter. Additionally, in any particular quarter the portfolios include loans from past vintages that were originated under prior credit underwriting parameters, and thus do not reflect the current credit underwriting models used to originate new loans.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last five quarters are as follows:

Total Platform (1)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Personal Loans-Standard Program:
Annualized net charge-off rate	8.0%	6.1%	4.9%	5.0%	4.7%
Weighted average age in months	12.0	11.3	10.3	9.5	9.3

Personal Loans-Custom Program:
Annualized net charge-off rate	14.6%	11.0%	8.6%	8.2%	7.0%
Weighted average age in months	9.8	9.1	8.4	7.3	6.9

Loans retained on balance sheet	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Personal Loans-Standard Program:
Annualized net charge-off rate	10.4%	8.2%	6.5%	6.2%	5.4%
Weighted average age in months	13.5	12.9	12.1	10.9	10.3

Personal Loans-Custom Program:
Annualized net charge-off rate	19.1%	14.0%	8.2%	5.6%	4.4%
Weighted average age in months	12.4	10.9	8.4	5.8	5.1

(1)	Total platform comprises all loans facilitated through the marketplace, including whole loans sold and loans financed by notes and certificates.

The increase in the annualized net charge-off rates are due to an increase in the average age of the loans in conjunction with higher observed actual charge-offs. In 2016 we observed higher delinquencies and charge-offs in populations characterized by high indebtedness, an increased propensity to accumulate debt, and lower credit scores.

An increase in the average age of the loans has also contributed to the increasing charge-off rates. Prior to 2016, the loan portfolios grew significantly as the volume of loans facilitated increased. As a result, the average age of the portfolio, and with it the average charge-off rate, stayed low during this prior period. In 2016, loan originations grew at a slower rate, causing the average loan age to increase resulting in an increase in the aggregate annualized charge-off rate. See “Current Economic and Business Environment” for further discussion regarding how we responded to these observations and credit performance by implementing changes to the credit model, increasing interest rates and supplementing collections efforts.

The annualized net charge-off rates for standard program loans are higher for loans retained on our balance sheet compared to loans reflected at the total platform level for each quarter because of a difference in grade distribution for the two portfolios. The proportion of grade A and B loans is approximately 30% of the retained loan portfolio compared to approximately 41% for the total platform level as of December 31, 2016. This difference in loan grade distribution results in higher net charge-off rates for the loans on the balance sheet, as grade A and B loans have lower expected and actual credits losses.

Regulatory Environment

As a result of our internal board review and resignation of our former CEO, we have received inquiries from governmental entities, and we continue to cooperate fully. Responding to inquiries of this nature are costly and time

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

consuming, can generate negative publicity, and could have a material and adverse effect on our business. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 17. Commitments and Contingencies” for further discussion regarding these inquiries.

Liquidity and Capital Resources

Liquidity

The following table sets forth certain cash flow information for the periods presented:

Year Ended December 31,	2016	2015	2014
Net cash provided by operating activities	$545	$74,741	$49,920

Cash flow used for loan investing activities(1)	(275,213)	(2,034,590)	(1,094,065)
Cash flow used for all other investing activities	(147,744)	(372,110)	(163,010)
Net cash used for investing activities	(422,957)	(2,406,700)	(1,257,075)

Cash flow provided by note/certificate, and secured borrowings financing(1)	262,952	2,034,993	1,098,108
Cash flow provided by all other financing activities	51,531	50,717	929,528
Net cash provided by financing activities	314,483	2,085,710	2,027,636
Net (decrease) increase in cash and cash equivalents	$(107,929)	$(246,249)	$820,481

(1)
Cash flow used for loan investing activities includes the purchase of loans and repayment of loans facilitated through our marketplace. Cash flow provided by note/certificate and secured borrowings financing activities includes the issuance of notes and certificates to investors and the repayment of those notes and certificates. These amounts generally correspond and offset each other.

Our short-term liquidity needs generally relate to our working capital requirements. These liquidity needs are generally met through cash generated from the operations of facilitating loan originations. If we experience a pause in investor capital on our platform, cash generated from facilitating loan originations could decline, in which case we may need to use our cash and cash equivalents on hand, which was $515.6 million at December 31, 2016, to meet our working capital needs. We additionally had $287.1 million of available for sale securities at December 31, 2016. The net loss during the year ended December 31, 2016, including cash expenses for legal, audit, communications, and advisory fees associated with the board review (including investigating the matters identified in the board review), government inquiries, supporting investor due diligence activities, remediation efforts and pending and potential future litigation matters, along with the purchases of loans we intend to sell, contributed to lower operating cash flow for the year ended December 31, 2016. Generally, there has been no material impact on our liquidity position as of December 31, 2016, related to the purchase of loans during the year ended December 31, 2016; as such, loans generally were invested in by proceeds from the issuance of corresponding notes and certificates, or such loans have been sold on the same day to whole loan investors.

Additionally, given the payment dependent structure of the notes and certificates, principal and interest payments on notes and certificates are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity. During 2016, the Company purchased a total of $138.2 million of loans through the platform to fulfill regulatory or contractual purchase obligations (such as direct mail offers) or support short-term marketplace equilibrium. The Company was able to find additional investors in these loans, as well as loans the Company repurchased from investors that did not meet the investor's investment criteria at the time of issuance, and resold $144.7 million of loans purchased by the Company in 2016. The majority of these loans were purchased

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

and resold in the first half of 2016. The outstanding principal balance of loans for which the Company remained invested in as of December 31, 2016, was $27.9 million.

Cash and cash equivalents are primarily held in institutional money market funds and interest-bearing deposit accounts at investment grade financial institutions. Cash and cash equivalents were $515.6 million and $623.5 million at December 31, 2016, and 2015, respectively. Changes in the balance of cash and cash equivalents are generally a result of timing related to working capital requirements or investments in or out of our securities available for sale portfolio and changes in restricted cash and other investments.

Restricted cash consists primarily of checking, money market and certificate of deposit accounts that are: (i) pledged to or held in escrow by the Company’s correspondent banks as security for transactions processed on or related to our platform or activities by certain investors; (ii) pledged through a credit support agreement with a certificate holder; (iii) held in a Rabbi Trust through a grantor trust agreement to satisfy obligations to partnerships under the Company's 2016 Cash Retention Bonus Plan, or (iv) received from investors but not yet been applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds. Restricted cash was $177.8 million and $80.7 million at December 31, 2016 and 2015, respectively. The increase in restricted cash is primarily attributable to an increase in cash received from investors that has not yet been applied to their accounts, additional cash pledged to or held in escrow by the Company's correspondent banks as security for transactions related to our platform or with certain investors, and cash held in a Rabbi Trust to satisfy obligations under the Cash Retention Bonus Plan.

In April 2015, we invested in securities classified as available for sale. The fair value of securities available for sale as of December 31, 2016 and 2015 was $287.1 million and $297.2 million, respectively. These securities include corporate debt securities, certificates of deposit, asset-backed securities, commercial paper, U.S. agency securities, U.S. Treasury securities and other securities. All securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses. These securities provided $3.6 million and $2.8 million of interest income in 2016 and 2015, respectively. These securities continue to be available to meet liquidity needs.

Our available liquidity resources may also be provided by external sources. On December 17, 2015, we entered into a credit and guaranty agreement with several lenders for an aggregate $120.0 million secured revolving credit facility (Credit Facility). In connection with the credit agreement, we entered into a pledge and security agreement with Morgan Stanley Senior Funding, Inc., as collateral agent. Proceeds of loans made under the Credit Facility may be borrowed, repaid and reborrowed until December 17, 2020. Repayment of any outstanding proceeds are payable on December 17, 2020, but may be prepaid without penalty. We did not have any loans outstanding under the Credit Facility during the year ended December 31, 2016.

Borrowings under the Credit Facility bear interest, at the Company's option, at an annual rate based on LIBOR rate plus a spread of 1.75% to 2.00%, which is fixed for a Company-selected interest period of one, two, three, six or 12 months, or at an alternative base rate (which is tied to either the prime rate, federal funds effective rate, or the adjusted eurocurrency rate, as defined in the credit agreement). Base rate borrowings may be prepaid at any time without penalty, however pre-payment of LIBOR-based borrowings before the end of the selected interest period may result in the Company incurring expense to compensate the lenders for their funding costs through the end of the interest period. Interest is payable quarterly. Additionally, the Company is required to pay a quarterly commitment fee to the lenders of between 0.25% and 0.375% per annum, depending on the Company’s total net leverage ratio, on the average undrawn portion available under the revolving loan facility.

The Credit Facility and pledge and security agreement contain certain covenants applicable to us, including restrictions on the Company’s ability to pay dividends, incur indebtedness, pledge our assets, merge or consolidate, make investments, and enter into certain affiliate transactions. The Credit Facility also requires us to maintain a

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

maximum total net leverage ratio (defined as the ratio of net debt to Adjusted EBITDA, on a consolidated basis for the four most recent Fiscal Quarter periods) of 4.00:1.00 initially, and which decreases over the term of the Credit Facility to 3.00:1.00 on and after June 30, 2018 (on a consolidated basis). As of December 31, 2016, the total net leverage ratio, calculated as defined in the Credit Facility, was 0%.

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

On February 9, 2016, our board of directors approved a share repurchase program under which we may repurchase up to $150.0 million of our common shares in open market or privately negotiated transactions in compliance with Securities and Exchange Act Rule 10b-18. This repurchase program was valid for one year and did not obligate the Company to acquire any particular amount of common stock. During the year ended December 31, 2016, we repurchased 2,282,700 shares of our common stock for an aggregate purchase price of $19.5 million. See “Part II – Item 8 – Financial Statements and Supplementary Data – Note 15. Employee Incentive and Retirement Plans” for additional information.

During the second and the third quarters of 2016, the Company offered incentives to investors in exchange for investment activity. The Company has not offered incentives to investors for investments in loans since September 2016. Although our use of the balance sheet as a source of initial funding was significantly reduced in the second half of 2016 compared to the first half of 2016, and we did not have to use a material amount of our own capital to purchase loans in the second half of 2016, our failure to attract investor capital may result in us using a greater amount of our own capital to purchase loans on the platform compared to prior periods, or reduce origination volume. These actions may have material adverse impacts on our business, financial condition (including its liquidity), results of operations or ability to sustain and grow loan volume.

Historically, our overall business model has not been premised on using our balance sheet and assuming credit risk for loans facilitated by our marketplace by holding loans to maturity. In order to support contractual obligations (Pool B loans and repurchase obligations), regulatory commitments (direct mail), short-term marketplace equilibrium, alternative financing structures, customer accommodations or other needs, we may use our capital on the platform from time to time on terms that are substantially similar to other investors. Additionally, we may use our capital to invest in loans associated with the testing or initial launch of new or alternative loan terms, programs or channels to establish a track record of performance prior to facilitating third-party investments in these loans. We also plan to use our capital in securitization programs. For a description of recent developments and their potential impact to our liquidity and capital resources, see “Current Economic and Business Environment” above.

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

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Capital Resources

Capital expenditures were $51.8 million, or 10% of total net revenue, $39.4 million, or 9% of total net revenue, and $20.6 million, or 10% of total net revenue, for the years ended December 31, 2016, 2015 and 2014, respectively. Capital expenditures primarily consist of internally developed software and leasehold improvements. Capital expenditures in 2017 are expected to be approximately $60 million, primarily related to costs associated with the continued development and support of our lending platform. In the future, we expect our capital expenditures to increase as we continue to enhance our platform to support the growth in our business.

Off-Balance Sheet Arrangements

At both December 31, 2016 and December 31, 2015, a total of $4.7 million in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026. There were no off-balance sheet arrangements for the year ended December 31, 2014.

Contingencies

Legal

For a comprehensive discussion of legal proceedings, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 17. Commitments and Contingencies.”

Contractual Obligations

Our principal commitments consist of obligations under our loan funding operation with WebBank and in connection with direct marketing efforts, operating leases for office space and contractual commitments for other support services. The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Purchase obligations	$5,960	$4,051	$—	$—	$10,011
Loan funding obligations	15,719	—	—	—	15,719
Operating lease obligations	15,092	31,674	33,301	40,423	120,490
WebBank purchase obligations	32,248	—	—	—	32,248
Total contractual obligations(1)	$69,019	$35,725	$33,301	$40,423	$178,468

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

Loan Purchase Obligation

Under our loan account program with WebBank, a Utah-charted industrial bank that serves as our primary issuing bank, WebBank retains ownership of loans facilitated through our platform for two business days after origination. As part of this arrangement, we have committed to purchase the loans at par, at the conclusion of the two business days. As of December 31, 2016 and December 31, 2015, we were committed to purchase loans with an outstanding principal balance of $32.2 million and $77.6 million at par, respectively.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan Repurchase Obligations

We have historically limited our loan or note repurchase obligations to events of verified identity theft or in connection with certain customer accommodations. As institutional investors seek to securitize loans purchased through the marketplace, we have increased the circumstances and the required burden of proof of economic harm under which we are obligated to repurchase loans from these investors. We believe these repurchase obligations are customary and consistent with institutional loan and securitization market standards.

In addition to and distinct from the repurchase obligations described in the preceding paragraph, we perform certain administrative functions for a variety of retail and institutional investors, including executing, without discretion, loan investments as directed by the investor. To the extent loans do not meet the investor's investment criteria at the time of issuance, or are transferred to the investor as a result of a system error by us, we generally repurchase such loans at par. As a result of these obligations, we repurchased $46.7 million in loans during 2016.

Loan Funding and Purchase Commitments

During 2016, we purchased a total of $138.2 million in loans to fulfill regulatory requirements and to support short-term marketplace equilibrium, as discussed below.

As required by applicable regulations, we are required to purchase loans resulting from direct marketing efforts if such loans are not otherwise invested in by investors on our platform. During 2016, the Company purchased $35.5 million of such loans. Additionally, following the events of May 9, 2016, we opted to use our own capital to support short-term marketplace equilibrium and purchased $102.7 million in loans during 2016.

Loans in the process of being facilitated and originated by our issuing bank partner at December 31, 2016, were funded in January 2017. No loans remained without investor commitments and we were not required to purchase any of these loans.

As of December 31, 2016, we held $27.9 million of loans on our balance sheet.

In addition, if neither Springstone nor the Company can arrange for other investors to invest in or purchase loans that Springstone facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner (Pool B loans), Springstone and the Company are contractually committed to purchase these loans.

The Company and the issuing bank have entered into purchase agreements with three investors to purchase Pool B loans or participation interests in Pool B loans. In connection with these purchase agreements, we deposited $9.0 million into an account at the bank to secure potential, future purchases of these loans, if any. As of January 5, 2016, any contractual minimum purchase requirements by these three investors had expired. During the year ended December 31, 2016, the Company was required to purchase approximately $1.0 million of Pool B loans under these agreements. These loans are held on the Company's balance sheet and have a remaining principal balance of $0.9 million as of December 31, 2016.

Critical Accounting Policies

The Company’s significant accounting policies are described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” of the consolidated financial statements. The Company considers certain of these policies to be critical accounting policies as they require significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results. These critical accounting policies include (i) fair value estimates for loans,

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

loans held for sale, notes and certificates; (ii) fair value estimates for servicing assets and liabilities; (iii) the estimated loan trailing fee liability; (iv) accounting for goodwill and intangible assets; (v) provision for income taxes, net of valuation allowance for deferred tax assets; (vi) consolidation of variable interest entities; and (vii) stock-based compensation expense. These judgments, estimates and assumptions are inherently subjective and actual results may differ from these estimates and assumptions, and the differences could be material.

Fair Value of Loans, Loans Held for Sale, Notes and Certificates

We have elected fair value accounting for loans, loans held for sale, and related notes and the Trust’s certificates. The fair value election for loans and notes and certificates results in symmetrical accounting in that changes in the fair values of loans are generally offset by equal changes in the fair values of notes and certificates, given the payment dependent structure of the notes and certificates.

We estimate the fair values of loans, loans held for sale, and related notes and certificates using a discounted cash flow valuation methodology. The fair valuation methodology considers projected prepayments, defaults, losses and recoveries on our loans to project future net cash flows.

Significant assumptions used in valuing the Company’s loans, loans held for sale, and notes and certificates were as follows:

Discount rates – The discount rates for loans and loans held for sale reflect the Company’s estimates of the rates of return that investors in unsecured consumer credit obligations would require when investing in the various credit grades of loans. The discount rates for the projected net cash flows of the notes and certificates reflect the Company’s estimates of the rates of return, including risk premiums that investors in unsecured consumer credit obligations would require when investing in notes issued by us and certificates issued by the Trust with cash flows dependent on specific grades of loans. Discount rates for existing loans, loans held for sale, and notes and certificates are adjusted to reflect the time value of money and are based on a risk premium that reflects the return market participants require on currently offered loans due to the credit and liquidity related uncertainty inherent in the instruments’ cash flows.

Net cumulative expected losses – Net cumulative expected losses are estimates of the net cumulative principal payments that will not be repaid over the entire life of a loan, loan held for sale, and note or certificate, expressed as a percentage of the original principal amount of the loan, loan held for sale, and note or certificate. The estimated net cumulative loss is the sum of the net losses estimated to occur each month of the life of a loan, loan held for sale, and note or certificate. Therefore, the total net losses estimated to occur over the remaining maturity of existing loans, loans held for sale, and notes and certificates are less than the estimated net cumulative losses of comparable new loans, notes and certificates.

Cumulative prepayments – Cumulative prepayments are estimates of the cumulative amount of principal prepayments that will occur over the entire life of a loan, loan held for sale, and note or certificate expressed as a percentage of the original principal amount of the loan, loan held for sale, and note or certificate. The total prepayments estimated to occur over the remaining maturity of existing loans, loans held for sale, and notes and certificates are less than the estimated cumulative prepayments of comparable new loans, loans held for sale, and notes and certificates. The assumption regarding cumulative prepayments reduces the projected principal balances and expected terms of the loan and loan held for sale. Beginning in the third quarter of 2015, the Company incorporates expected prepayments into the valuation of loans, loans held for sale, and notes and certificates to better reflect a market participant’s view of valuation assumptions underlying unsecured consumer credit obligations. Prior to the third quarter of 2015, the effect of prepayments was reflected through an effective adjustment to the discount rates used in the fair value methodology.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

We include in earnings the estimated unrealized fair value gains or losses during the period of loans and loans held for sale, and the offsetting estimated fair value losses or gains attributable to the expected changes in future payments on notes and certificates.

Fair Value of Servicing Assets and Liabilities

We record servicing assets and liabilities at their estimated fair values when we sell whole loans to unrelated third-party whole loan buyers or when the servicing contract commences. The gain or loss on a loan sale is recorded in other revenue (expense) in the consolidated statements of operations while the component of the gain or loss that is based on the degree to which the loan servicing fee is above or below an estimated market rate loan servicing fee is recorded as an offset in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Other assets” and “Accrued expenses and other liabilities,” respectively, on the consolidated balance sheets. Changes in the fair value of servicing assets and liabilities are reported in “Servicing fees” in the consolidated statements of operations in the period in which the changes occur.

The Company uses the fair value measurement method to account for changes in servicing assets and liabilities. The Company uses a discounted cash flow model to estimate the fair values of loan servicing assets and liabilities. The cash flows in the valuation model represent the difference between the servicing fees charged to whole loan buyers and an estimated market servicing fee. Since servicing fees are generally based on the monthly unpaid principal balance of the underlying loans, the expected cash flows in the model incorporate estimated net expected losses and expected prepayments. The significant assumptions used in valuing the Company’s servicing assets and liabilities were as follows:

Market servicing rates – The Company considers market servicing rates as those rates which a market participant would require to service the loans that Lending Club sells. The Company estimated these market servicing rates based on review of available observable market servicing rates. The Company also supplements this analysis with market servicing benchmarking analyses performed periodically by third-party valuation firms.

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

Loan Trailing Fee Liability

In February 2016, we revised the agreement with our primary issuing bank partner to include an additional program fee (Loan Trailing Fee). The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, and gives the issuing bank an ongoing financial interest in the performance of the loans it originates. This fee is paid by us to the issuing bank partner over the term of the

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

respective loans and is a function of the principal and interest payments. In the event that principal and interest payments are not made, we are not required to make this Loan Trailing Fee payment. The Loan Trailing Fee is recorded at fair value with the initial establishment, and any changes, of this liability are netted against transaction fees on our consolidated statement of operations. The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee, which considers assumptions of expected prepayment rates and future credit losses.

Goodwill and Intangible Assets

Goodwill represents the fair value of acquired businesses in excess of the aggregate fair value of the identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Our annual impairment testing date is April 1. Impairment exists whenever the carrying value of goodwill exceeds its implied fair value. Adverse changes in impairment indicators such as loss of key personnel, increased regulatory oversight, or unplanned changes in our operations could result in impairment.

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

We recorded a goodwill impairment during the second and third quarters of 2016 after completing the annual impairment test. See “Part II – Item 8 – Financial Statements and Supplementary Data – Note 9. Intangible Assets and Goodwill” for additional information.

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

At December 31, 2016, we had federal and state net operating loss carryforwards of approximately $260.3 million and $178.0 million, respectively, that can be used to offset future taxable income. These federal and state net operating loss carryforwards will begin expiring in 2025 and 2028, respectively. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. On the basis of this evaluation, a full valuation allowance has historically been recorded to recognize only deferred tax assets that are more likely than not to be realized.

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

LC Trust I

We have determined that LC Trust I (the Trust) is a VIE and that we have a controlling financial interest in the Trust and therefore we must consolidate the Trust in its consolidated financial statements. We established the Trust in February 2011 and funded it with a nominal residual investment. We are the only residual investor in the Trust. The purpose of the Trust is to acquire and hold loans for the benefit of investors who have invested in certificates issued by the Trust. The Trust conducts no other business other than purchasing and retaining loans or portions thereof for the benefit of the investment funds and their underlying limited partners. The Trust holds loans, none of which are financed by us. The cash flows from the loans held by the Trust are used to repay obligations under the certificates. The Trust's assets and liabilities were reflected in the consolidated financial statements at December 31, 2016 and 2015.

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

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

(iii) LCA's selection of the loans that are purchased by the Trust on behalf of advised Certificate holders; and (iv) LCA’s role to source investors that ultimately purchase limited partnership interests in a fund or Certificates, both of which supply the funds for the Trust to purchase loans. Collectively, the activities described above allow us to fund more loans than would be the case without the existence of the Trust, to collect the related loan transaction fees, and for LCA to collect the management fees on the investors’ capital used to purchase certificates. Accordingly, we are deemed to have power to direct activities most significant to the Trust and economic interest in the activities because of loan funding and transaction and management fees. Therefore, we concluded that we are the primary beneficiary of the Trust and consolidated the Trust’s operations in our consolidated financial statements.

Investment In Cirrix Capital

On April 1, 2016, we closed our $10.0 million investment, for an approximate ownership interest of 15% in Cirrix Capital (Investment Fund), a holding company to a family of funds that purchases loans and interests in loans from us. Per the partnership agreement, the family of funds can invest up to 20% of their assets outside of whole loans and interests in whole loans facilitated by us. At December 31, 2016, 100% of the family of funds' assets were comprised of whole loans and interests in loans facilitated by Lending Club's platform. At the time we made our investment, our former CEO and a board member (together, the Related Party Investors) also had limited partnership interests in the Investment Fund. As of June 30, 2016, the end of the period in which our former CEO resigned, the Related Party Investors and the Company had an aggregate ownership of approximately 29% in the Investment Fund. As of December 31, 2016, we and a board member had an aggregate ownership interest of approximately 27% in the Investment Fund.

Our investment is deemed to be a variable interest in the Investment Fund because the limited partnership interest shares in the expected returns and losses of the Investment Fund. The expected returns and losses of the Investment Fund result from the net returns of the family of funds owned by the Investment Fund, which are derived from interest income earned from loans and interests in whole loans that are purchased by the Investment Fund. Such loans and interests in loans were facilitated by us. Additionally, the Investment Fund is considered a VIE. We are not the primary beneficiary of the Investment Fund because we do not have the power to direct the activities that most significantly affect the Investment Fund’s economic performance. As a result, we do not consolidate the operations of the Investment Fund in our financial statements. We account for this investment under the equity method of accounting, which approximates its maximum exposure to loss as a result of its involvement in the Investment Fund. At December 31, 2016, our investment was $10.1 million, which was recorded in other assets in the consolidated balance sheet.

Separately, we are subject to a credit support agreement that requires us to pledge and restrict cash in support of our contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the interests in whole loans that are in excess of a specified, aggregate net loss threshold. The Related Party Investors and us are excluded from receiving any benefits, if provided, from this credit support agreement. As of December 31, 2016, we have not been required to nor do we anticipate recording losses under this agreement. The Company's maximum exposure to loss under this credit support agreement was limited to $6.0 million and $34.4 million at December 31, 2016 and 2015, respectively.

The Investment Fund passes along credit risk to the limited partners. We did not design the Investment Fund’s investment strategy and cannot require the Investment Fund to purchase loans. Additionally, we reviewed whether we collectively, with the board member's investment, had power to control the Investment Fund and concluded that we did not based on the unilateral ability of the general partner to exercise power over the limited partnership and the inability of the limited partners to remove the general partner. See “Part II – Item 8 – Financial Statements and Supplementary Data – Note 19. Related Party Transactions” for additional information.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

LCA Managed or Advised Private Funds

In conjunction with the adoption of a new accounting standard that amends accounting for consolidations effective January 1, 2016, we reviewed our relationship with the private funds managed or advised by LCA and concluded that we do not have a variable interest in the private funds. As of December 31, 2016, we do not hold any investments in the private funds. Certain of our related parties have investments in the private funds, as discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 19.Related Party Transactions.” We charge the limited partners in the private funds a management fee based on their account balance at month end for services performed as the general manager, including fund administration, and audit, accounting and tax preparation services. Accordingly, our fee arrangements contain only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. These fees are solely compensation for services provided and are commensurate with the level of effort required to provide those services. We do not have any other interests in the private funds and therefore we do not have a variable interest in the private funds.

Management regularly reviews and reconsiders its previous conclusion regarding whether it holds variable interest in potential VIEs, the status of an entity as a VIE, and whether we are required to consolidate such VIEs in the consolidated financial statements.

Loan Servicing Rights

As a result of the nature of servicing rights on the sale of loans, we are a variable interest holder in certain entities that purchase these loans. For all of these entities we either do not have the power to direct the activities that most significantly affect the VIE's economic performance or we do not have a potentially significant economic interest in the VIE. In no case are we the primary beneficiary and as a result none of these entities are consolidated on our consolidated financial statements.

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

The fair value of restricted stock units is based on the closing price of our common stock on the date of grant. To determine the fair value of stock options and ESPP purchase rights, we use the Black-Scholes option-pricing model, with inputs for the fair value of our common stock, expected common stock price volatility over the expected life of the stock options or ESPP purchase rights, expected term of the stock option or ESPP purchase right, risk-free interest rates and expected dividends. Prior to the Company’s IPO, the fair value of its shares of common stock was established by the board of directors. The Company’s board of directors relied upon valuations provided by third-party valuation firms and other factors, including, but not limited to, the current status of the technical and commercial success of the Company’s operations, the Company’s financial condition, the stage of the Company’s product design and development, and competition to establish the fair value of the Company’s common stock at the time of grant of the option.

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

Board Review

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016, we conducted a review, the findings of which are described in detail below, under the supervision of an independent sub-committee of the board of directors and with the assistance of independent outside counsel and other advisors. This review is complete, although it is possible that additional issues may arise as part of our response to ongoing government requests for information.

As described below, the review related primarily to (i) $22.3 million of near-prime loan sales in private transactions with a single institutional investor and associated control issues; (ii) the methodologies used to determine the net asset values and monthly return figures reported for six private investment funds (the Funds) managed by the Company's subsidiary, LC Advisors, LLC (LCA); (iii) the investment parameters of one of the LCA Funds; and (iv) other matters associated with our former CEO and former Chief Financial Officer (CFO).

Sale of Near-Prime Loans
After the end of the first quarter of 2016, we became aware that approximately $15.1 million and $7.2 million in near-prime loans were sold to a single institutional investor in March and April 2016, respectively. The loans in question failed to conform to the investor's express instructions as to a non-credit, non-pricing element. Certain personnel apparently were aware that the sale did not meet the investor's criteria. In one case, involving $3.0 million in loans, an application date was changed in a live Company database in an attempt to appear to meet the investor's requirement, and the balance of the loans were sold in direct contravention of the investor's direction. The change in application date was promptly remediated. The financial impact of the sales of these $22.3 million in near-prime loans would have been to increase reported gains on sales of loans by approximately $150,000, and to derecognize the loans from the consolidated balance sheet. In April 2016, we repurchased these loans at par and resold the loans at par to a different investor who was aware of the reason for the original repurchase.

As a further part of this review, an additional independent advisor was retained. The advisor analyzed certain loan data elements from whole loans issued and sold during the second quarter of 2014 through the first quarter of 2016. Excluding the $3.0 million of loans noted above, the advisor observed that 99.99% of the remaining loans display either no changes or changes explained by the normal course of business. We took various control remediation steps, including termination or resignation of senior managers in May 2016 involved in these non-compliant loan sales, and subsequently took additional control and other remediation steps.

Resignation of Former CEO
Subsequent to this review, on May 6, 2016, the board of directors accepted the resignation of Renaud Laplanche, our then Chairman and CEO (former CEO). The Company initially appointed Scott Sanborn, its President, as acting CEO and John C. (Hans) Morris, a director, as Executive Chairman. On June 28, 2016, the Company announced

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

that the board of directors appointed Scott Sanborn as the Company's Chief Executive Officer and President, effective June 27, 2016, and that Hans Morris would step down from his temporary role as Executive Chairman. On that date the Company also announced that Mr. Morris had been appointed the independent Chairman of the Board.

LCA Funds
We also identified two items related to the LCA Funds for inclusion in our review. The first item was a review of methodologies used to determine the net asset values and monthly return figures reported for the Funds. The investment assets held by the Funds are essentially loans facilitated through the Company’s platform and are “level 3 assets,” for which no quoted market price is available and whose fair value is therefore subjective and is determined by LCA estimates and calculations.

We determined that adjustments were made to the valuation of the Funds' assets that were not consistent with GAAP. These adjustments affected the direction and the specific returns reported in monthly statements sent to limited partners. LCA subsequently provided each Fund’s respective limited partners revised return figures that exclude prior adjustments. As of the filing of this Form 10-K, the Company is finalizing reimbursements to limited partners who, during the life of any Fund, entered or exited the Funds and who were adversely impacted by these adjustments. This reimbursement was approximately $1.0 million in total, covering the period from inception of the Funds (the earliest of which was March 2011) through May 31, 2016.

The board’s review also discovered that the investment parameters of one of the Funds, specifically with respect to the allocation of 60-month loans held by the Fund, was out of tolerance. The review found that this was due to non-adherence to the Fund's investment strategy, including in part due to the purchase of loans in the first quarter of 2016 that were about to expire on the Lending Club platform. Although the portfolio composition of the Fund was disclosed monthly to the investors of the Fund, it was not disclosed to our board.

The Company and LCA have made several changes to improve the governance and the operations of the Funds as a result of this additional review. In June 2016, LCA established a majority independent Governing Board (the LCA Board) for the Funds. The LCA Board will provide fiduciary oversight and make binding determinations for certain actions and activities of the Funds including approval of valuation policies and procedures, and review and adherence to respective investment strategies. Further, we realigned responsibilities for accounting and financial reporting for the Funds within the Company. Further, in August 2016, the Company and LCA engaged an independent valuation firm, with specific expertise in the valuation of marketplace assets, to provide valuation services to the Funds.

Other Matters
The board review also noted that our former CEO and our former CFO had pledged some of their Company shares to secure personal loans from a third-party financial institution, which was not disclosed to the board during subsequent deliberations, prior to the discussion referred to below. In January 2016, the reduction in the Company’s share price forced them to refinance. In order to avoid selling shares, the former CEO requested temporary financing, secured by real estate, from an entity related to a director of the Company. Separately, the former CEO then offered to lend an amount to the former CFO to also permit her to refinance her loan. These temporary financing arrangements were discussed with the members of the Audit Committee. The officers obtained new financing from unrelated third parties within three weeks to pay off their temporary financing arrangements. In the opinion of the Company these lending arrangements were executed on normal market terms and, because the Company had no financial involvement in them, did not require approval under the Company’s policy on related party transactions.

In addition, the Company identified 32 loans made in the second half of December 2009 through the Lending Club platform, totaling approximately $722,800 in originations and $25,000 in revenue, to the Company’s former CEO, Renaud Laplanche, and three of his family members. All but three of these loans were repaid in full in January and

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

February of 2010, with the remaining three loans held to maturity and paid in full. The Company’s review has found that these loans were issued in order to help increase reported platform loan volume for December 2009. Based on the review, the Company is confident that there are no other situations in which Mr. Laplanche inappropriately originated loans in his or his family’s name during periods after December 2009.

In connection with this review, the Company concluded that its internal control over financial reporting was ineffective as of December 31, 2015 due to a material weakness and, therefore, the Company’s disclosure controls and procedures also were ineffective as disclosed in “Item 9A - Controls and Procedures” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015. The Company made a similar conclusion with respect to its internal control over financial reporting and its disclosure controls and procedures as of March 31, 2016, June 30, 2016, and September 30, 2016, as disclosed in Item 4 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016, respectively. We implemented a remediation plan, and as of December 31, 2016, management concluded that its internal control over financial reporting, as remediated, and its disclosure controls and procedures, were effective, as described in “Item 9A – Controls and Procedures.”

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

During 2016, the Company purchased a total of $138.2 million of loans through the platform to fulfill regulatory or contractual purchase obligations (such as direct mail offers) or support short-term marketplace equilibrium. The Company was able to find additional investors in these loans, as well as loans the Company repurchased from investors that did not meet the investor's investment criteria at the time of issuance, and resold $144.7 million of loans purchased by the Company in 2016. The majority of these loans were purchased and resold in the first half of 2016. The outstanding principal balance of loans for which the Company remained invested in as of December 31, 2016, was $27.9 million. See “Part II – Item 8 – Financial Statements and Supplementary Data – Note 13. Secured Borrowings” for additional information on loans purchased by the Company during 2016. We do not believe the interest rate risk associated with the remaining loans held by the Company as of December 31, 2016, is material. We will experience increased exposure to interest rate risk if we increase the amount of our capital used to invest in loans. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment” and “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” for additional discussion. We do not hold or issue financial instruments for trading purposes.

The fair values of loans and the related notes and certificates are determined using a discounted cash flow methodology. The fair value adjustments for loans are largely offset by the fair value adjustments of the notes and certificates due to the borrower payment dependent design of the notes and certificates and due to the total principal balances of the loans being very close to the combined principal balances of the notes and certificates. The Company recorded a negative fair value adjustment related to the loans the Company invested in as of December 31, 2016, of approximately $2.9 million during the year ended December 31, 2016.

LENDINGCLUB CORPORATION

We had cash and cash equivalents of $515.6 million as of December 31, 2016. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions and institutional money market funds, which are short-term. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will modestly increase the interest income earned on these cash balances.

Interest Rate Sensitivity

The Company holds securities available for sale. At December 31, 2016, the fair value of our securities available for sale portfolio was $287.1 million, consisting of corporate debt securities, certificates of deposit, asset-backed securities, commercial paper, U.S. agency securities, U.S. Treasury securities and other securities. To mitigate the risk of loss, our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, the Company limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on our securities available for sale and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.2 million in the fair value of our securities available for sale as of December 31, 2016. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $1.2 million in the fair value of our securities available for sale as of December 31, 2016. Any realized gains or losses resulting from such interest rate changes would only be recorded if we sold the securities prior to maturity and the securities were not considered other-than-temporarily impaired.

LENDINGCLUB CORPORATION

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LendingClub Corporation
San Francisco, California

We have audited the accompanying consolidated balance sheets of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LendingClub Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

San Francisco, California
February 28, 2017

LENDINGCLUB CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

December 31,	2016	2015
Assets
Cash and cash equivalents	$515,602	$623,531
Restricted cash	177,810	80,733
Securities available for sale	287,137	297,211
Loans at fair value (includes $2,600,422 and $3,022,001 from consolidated trust, respectively)	4,311,984	4,556,081
Loans held for sale	9,048	—
Accrued interest receivable (includes $24,037 and $24,477 from consolidated trust, respectively)	40,299	38,081
Property, equipment and software, net	89,263	55,930
Intangible assets, net	26,211	30,971
Goodwill	35,633	72,683
Other assets	69,644	38,413
Total assets	$5,562,631	$5,793,634
Liabilities and Stockholders’ Equity
Accounts payable	$10,889	$5,542
Accrued interest payable (includes $26,839 and $26,719 from consolidated trust, respectively)	43,574	40,244
Accrued expenses and other liabilities	85,619	61,243
Payable to investors	125,884	73,162
Notes and certificates at fair value (includes $2,616,023 and $3,034,586 from consolidated trust, respectively)	4,320,895	4,571,583
Total liabilities	4,586,861	4,751,774
Stockholders’ Equity
Common stock, $0.01 par value; 900,000,000 shares authorized; 400,262,472 and 379,716,630 shares issued, respectively; 397,979,772 and 379,716,630 shares outstanding, respectively	4,003	3,797
Additional paid-in capital	1,226,206	1,127,952
Accumulated deficit	(234,187)	(88,218)
Treasury stock, at cost; 2,282,700 and 0 shares, respectively	(19,485)	—
Accumulated other comprehensive loss	(767)	(1,671)
Total stockholders’ equity	975,770	1,041,860
Total liabilities and stockholders’ equity	$5,562,631	$5,793,634

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31,	2016	2015	2014
Net operating revenue:
Transaction fees	$423,494	$373,508	$197,124
Servicing fees	68,009	32,811	11,534
Management fees	11,638	10,976	5,957
Other revenue (expense)	(7,674)	9,402	(1,203)
Total net operating revenue	495,467	426,697	213,412
Net interest income (expense):
Total interest income	696,662	552,972	354,453
Total interest expense	(688,368)	(549,740)	(356,615)
Net interest income (expense)	8,294	3,232	(2,162)
Fair value adjustments - loans, loans held for sale, notes and certificates	(2,949)	14	(122)
Net interest income (expense) and fair value adjustments	5,345	3,246	(2,284)
Total net revenue	500,812	429,943	211,128
Operating expenses:
Sales and marketing	216,670	171,526	85,652
Origination and servicing	74,760	61,335	37,326
Engineering and product development	115,357	77,062	38,518
Other general and administrative	207,172	122,182	81,136
Goodwill impairment	37,050	—	—
Total operating expenses	651,009	432,105	242,632
Loss before income tax expense	(150,197)	(2,162)	(31,504)
Income tax (benefit) expense	(4,228)	2,833	1,390
Net loss	$(145,969)	$(4,995)	$(32,894)
Net loss per share:
Basic	$(0.38)	$(0.01)	$(0.44)
Diluted	$(0.38)	$(0.01)	$(0.44)
Weighted-average common shares - Basic	387,762,072	374,872,118	75,573,742
Weighted-average common shares - Diluted	387,762,072	374,872,118	75,573,742

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

Year Ended December 31,	2016	2015	2014
Net loss	$(145,969)	$(4,995)	$(32,894)
Other comprehensive income (loss), before tax:
Change in net unrealized loss on securities available for sale	1,515	(1,671)	—
Other comprehensive income (loss), before tax	1,515	(1,671)	—
Income tax effect	611	—	—
Other comprehensive income (loss), net of tax	904	(1,671)	—
Comprehensive loss	$(145,065)	$(6,666)	$(32,894)
See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands, Except Share Data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2013	240,194,788	$103,244	54,986,640	$138	$15,041	—	$—	$—	$(50,329)	$68,094
Exercise of warrants to purchase Series A convertible preferred stock	572,161	66	—	—	—	—	—	—	—	66
Exercise of warrants to purchase common stock	—	—	1,818,174	18	494	—	—	—	—	512
Stock-based compensation and warrant expense	—	9,176	—	—	29,848	—	—	—	—	39,024
Issuance of Series F convertible preferred stock for cash, net of issuance costs	6,390,556	64,803	—	—	—	—	—	—	—	64,803
Issuance of Series F convertible preferred stock for the acquisition of Springstone	2,443,930	2,762	—	—	—	—	—	—	—	2,762
Issuance of common stock upon exercise of options	—	—	6,037,667	60	3,504	—	—	—	—	3,564
Issuance of common stock upon initial public offering, net of offering costs	—	—	59,000,000	590	827,090	—	—	—	—	827,680
Conversion of preferred stock to common stock upon initial public offering	(249,601,435)	(180,051)	249,601,435	2,496	177,555	—	—	—	—	—
Early exercise liability related to unvested stock options	—	—	—	—	(392)	—	—	—	—	(392)
Par value adjustment for stock splits	—	—	—	412	(412)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(32,894)	(32,894)
Balance at December 31, 2014	—	$—	371,443,916	$3,714	$1,052,728	—	$—	$—	$(83,223)	$973,219
Stock-based compensation and related tax effects	—	—	—	—	56,005	—	—	—	—	56,005
Stock option exercises and other	—	—	7,862,705	79	13,394	—	—	—	—	13,473
ESPP purchase shares	—	—	410,009	4	5,087	—	—	—	—	5,091
Net unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	—	(1,671)	—	(1,671)
Excess tax benefit from share-based award activity	—	—	—	—	738	—	—	—	—	738
Net loss	—	—	—	—	—	—	—	—	(4,995)	(4,995)
Balance at December 31, 2015	—	$—	379,716,630	$3,797	$1,127,952	—	$—	$(1,671)	$(88,218)	$1,041,860
Stock-based compensation and related tax effects	—	—	—	—	79,803	—	—	—	—	79,803
Stock option exercises and other	—	—	19,037,329	191	13,398	—	—	—	—	13,589
Treasury stock	—	—	(2,282,700)	—	—	2,282,700	(19,485)	—	—	(19,485)
ESPP purchase shares	—	—	1,508,513	15	5,229	—	—	—	—	5,244
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	—	904	—	904
Excess tax benefit from share-based award activity	—	—	—	—	(176)	—	—	—	—	(176)
Net loss	—	—	—	—	—	—	—	—	(145,969)	(145,969)
Balance at December 31, 2016	—	$—	397,979,772	$4,003	$1,226,206	2,282,700	$(19,485)	$(767)	$(234,187)	$975,770

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(in Thousands)

Year Ended December 31,	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(145,969)	$(4,995)	$(32,894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net fair value adjustments of loans, loans held for sale, notes and certificates	2,949	(14)	122
Change in fair value of loan servicing liabilities	(4,498)	(5,194)	3,037
Change in fair value of loan servicing assets	5,403	3,803	(1,647)
Stock-based compensation, net	69,244	51,222	37,150
Excess tax benefit from share-based awards	176	(738)	—
Goodwill impairment charge	37,050	—	—
Depreciation and amortization	29,882	21,578	10,258
(Gain) Loss on sales of loans	(13,175)	(4,885)	3,569
Other, net	537	(129)	198
Loss on disposal of property, equipment and software	1,254	790	553
Purchase of loans held for sale	(4,742,538)	(3,358,611)	(1,733,614)
Principal payments received on loans held for sale	4,380	—	—
Proceeds from sales of whole loans	4,731,831	3,358,611	1,730,045
Net change in operating assets and liabilities:
Accrued interest receivable	(2,218)	(13,819)	(8,287)
Other assets	(10,140)	(15,857)	13,270
Due from related parties	179	(188)	(112)
Accounts payable	5,582	(598)	2,357
Accrued interest payable	3,330	13,280	9,223
Accrued expenses and other liabilities	27,286	30,485	16,692
Net cash provided by operating activities	545	74,741	49,920
Cash Flows from Investing Activities:
Purchase of loans	(2,732,669)	(3,865,565)	(2,156,382)
Principal payments received on loans	2,393,354	1,804,719	1,054,357
Proceeds from recoveries and sales of charged-off loans	37,277	26,256	7,960
Proceeds from sales of whole loans	26,825	—	—
Purchases of securities available for sale	(75,983)	(419,173)	—
Proceeds from sales, maturities, redemptions and paydowns of securities available for sale	87,158	120,420	—
Payments for business acquisition, net of cash acquired	—	—	(109,464)
Investment in Cirrix Capital	(10,000)	—	—
Net change in restricted cash	(97,077)	(33,970)	(32,974)
Purchases of property, equipment and software, net	(51,842)	(39,387)	(20,572)
Net cash used for investing activities	(422,957)	(2,406,700)	(1,257,075)
Cash Flows from Financing Activities:
Change in payable to investors	52,722	34,421	34,308
Proceeds from issuance of notes and certificates	2,681,109	3,861,995	2,156,019
Proceeds from secured borrowings	22,274	—	—
Repayments of secured borrowings	(22,274)	—	—
Principal payments on and retirements of notes and certificates	(2,381,372)	(1,800,859)	(1,049,982)

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(in Thousands)

Year Ended December 31,	2016	2015	2014
Payments on notes and certificates from recoveries/sales of related charged-off loans	(36,785)	(26,143)	(7,929)
Proceeds from term loan, net of debt discount	—	—	49,813
Payment for debt issuance costs	—	(1,296)	(1,218)
Principal payment on term loan	—	—	(50,000)
Repurchases of common stock	(19,485)	—	—
Proceeds from initial public offering, net of offering costs	—	—	827,680
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs	—	—	64,803
Proceeds from exercise of warrants to acquire Series A and Series B convertible preferred stock	—	—	66
Proceeds from exercise of warrants to acquire common stock	17	3	512
Proceeds from stock option exercises and other	13,209	11,670	3,564
Excess tax benefit from share-based awards	(176)	738	—
Proceeds from issuance of common stock for ESPP	5,244	5,091	—
Other financing activities	—	90	—
Net cash provided by financing activities	314,483	2,085,710	2,027,636
Net (Decrease) Increase in Cash and Cash Equivalents	(107,929)	(246,249)	820,481
Cash and Cash Equivalents, Beginning of Period	623,531	869,780	49,299
Cash and Cash Equivalents, End of Period	$515,602	$623,531	$869,780
Supplemental Cash Flow Information:
Cash paid for interest	$684,775	$536,448	$345,919
Non-cash investing activity:
Accruals for property, equipment and software	$1,089	$2,975	$832
Non-cash investing and financing activity:
Transfer of whole loans to redeem certificates	$3,862	$—	$—
Issuance of Series F convertible preferred stock	$—	$—	$2,762
Non-cash financing activity:
Conversion of preferred stock to common stock	$—	$—	$180,051
Accrual of prepaid offering costs	$—	$—	$2,688

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

The accompanying consolidated financial statements include Lending Club, its subsidiaries (collectively referred to as the Company, we, or us) and the Trust. All intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for financial information necessary for the fair statement of the results and financial position for the periods presented. These accounting principles require management to make certain estimates and assumptions that affect the amounts in the accompanying financial statements. Actual results may differ from those estimates.

Although the Company's overall business model remains premised on the Company not using its balance sheet and not assuming credit risk for loans facilitated through our marketplace, the Company may use its capital to support contractual obligations, such as purchasing loans that Springstone facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner (Pool B loans) and repurchase obligations, regulatory commitments (direct mail), short-term marketplace equilibrium, customer accommodations, or other needs. The Company's use of its capital on the platform from time to time has been, and will be, on terms that are substantially similar to other investors. Additionally, the Company may use its capital to invest in loans associated with the testing or initial launch of new or alternative loan terms, programs or channels to establish a track record of performance prior to facilitating third-party investments in these loans.

With the announcement of the initial results of the internal board review on May 9, 2016 and additional findings disclosed on June 28, 2016, many investors paused or reduced their investment activity. The Company has been focused on working with these investors to resume their investment activity and on bringing new investors to the platform. During the second and third quarters of 2016, the Company offered incentives to investors in exchange for investment activity. The Company has not offered incentives to investors for investments in loans since September 2016. The Company may enter into strategic arrangements, for example, agreements that involve larger or more long-term forms of committed capital.

The Company believes, based on its projections and ability to reduce loan volume if needed, that its cash on hand, funds available from its line of credit, and its cash flow from operations are sufficient to meet its liquidity needs for the next twelve months.

On April 17, 2014, Lending Club acquired all the outstanding limited liability company interests of Springstone. The Company’s consolidated financial statements include Springstone’s results of operations, statement of financial position, and statement of cash flows from this date (see “Note 20. Springstone Acquisition”).

On December 11, 2014, the Company completed its initial public offering (IPO) and registered 66,700,000 shares of common stock at $15.00 per share for an aggregate offering price of approximately $1.0 billion.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

2. Summary of Significant Accounting Policies

Revenue Recognition

Transaction Fees: Transaction fees are paid by issuing banks or patient service providers to Lending Club for the work Lending Club performs through its platform and Springstone’s platform in facilitating loans for its issuing bank partners. These fees are recognized as a component of net operating revenue at the time of loan issuance. Factors affecting the amount of fees paid to the issuing bank by the borrower and from the bank to the Company include initial loan amount, term, credit quality, and other factors. The Company records transaction fee revenue net of program fees paid to WebBank. See “Loan Trailing Fee Liability” below for further discussion.

Commencing with the origination fee increase announced in March 2016, in the event a borrower prepays a loan in full before maturity, the Company assumes the issuing bank partner's obligation under Utah law to refund the pro-rated amount of the fee received by the bank in excess of 5%. Additionally, the Company may provide refunds to patient finance borrowers when the borrower cancels the loan under certain conditions. Since Lending Club can estimate refunds based on loan cancellation or prepayment experience, the Company also records transaction fee revenue net of estimated refunds at the time of loan issuance.

Servicing Fees: Note investors, certain certificate holders and whole loan purchasers typically pay Lending Club a servicing fee on each payment received from a borrower or on the investors’ month-end principal balance of loans serviced. The servicing fee compensates the Company for managing payments from borrowers and payments to investors and maintaining investors’ account portfolios. The Company records servicing fees as a component of net operating revenue when received. Servicing fees can be, and have been, modified or waived at management’s discretion. Servicing fees also include the change in fair value of loan servicing assets and liabilities.

Management Fees: Qualified investors can invest in investment funds managed by LCA. LCA charges limited partners in the investment funds a management fee payable monthly in arrears, based on a limited partner’s capital account balance at month end. LCA also earns management fees on SMAs, payable monthly in arrears, based on the month-end balances in the SMA accounts. Management fees are a component of net operating revenue in the consolidated statements of operations and are recorded as earned. Management fees can be, and have been, modified or waived at the discretion of LCA.

Other Revenue (Expense): Other revenue (expense) consists primarily of gains and losses on sales of whole loans, incentives that were offered to purchasers of whole loans in the second and third quarters of 2016, and referral revenue earned from partner companies when customers referred by Lending Club complete specified actions with them.

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

Additionally, as needed, the Company will record a liability for significant estimated post-sale obligations or contingent obligations to the purchasers of the whole loans in “Accrued expenses and other liabilities” in the consolidated balance sheets.

The Company elected the fair value option for whole loans acquired that are designated to be sold. All transaction fees and all direct costs incurred in the origination process are recognized in earnings as earned or incurred and are

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

not deferred. Transaction fees for whole loans sold are included in “Transaction fees” and direct loan origination costs are included in “Origination and servicing” operating expense in the consolidated statements of operations. Gains and losses from whole loan sales are recorded in “Other revenue (expense)” in the consolidated statements of operations.

Net Income (Loss) Per Share

Earnings (loss) per share (EPS) is the amount of net income (loss) available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of net income (loss) available to each share of common stock outstanding during the reporting period, adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares are excluded from the computation of diluted EPS in periods in which the effect would be antidilutive. Potentially dilutive common shares include incremental shares issued for stock options and warrants to purchase common stock. The Company calculates diluted EPS using the treasury stock method. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Cash and Cash Equivalents

Cash and cash equivalents include the Company’s unrestricted deposits with financial institutions in checking, money market and short-term certificate of deposit accounts. The Company considers all highly liquid investments with stated maturity dates of three months or less from the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of checking, money market and certificate of deposit accounts that are: (i) pledged to or held in escrow by the Company’s correspondent banks as security for transactions processed on or related to Lending Club’s platform or activities by certain investors; (ii) pledged through a credit support agreement with a certificate holder; (iii) held in a Rabbi Trust through a grantor trust agreement to satisfy obligations to participants under the Company's 2016 Cash Retention Bonus Plan (Cash Retention Plan). See “Note 15. Employee Incentive and Retirement Plans” for additional information; or (iv) received from investors but not yet applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds.

Investor cash balances (excluding transactions-in-process) are held in segregated bank or custodial accounts and are not commingled with the Company’s monies or held on the Company’s consolidated balance sheet.

Securities Available for Sale

Securities available for sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity unless management determines that a security is other-than-temporarily impaired (OTTI). Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue (expense). Purchases and sales of securities available for sale are recorded on the trade date.

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

The evaluation of whether the Company expects to recover the amortized cost of a security is inherently judgmental. The evaluation includes the assessment of several security performance indicators, including the magnitude and duration of the unrealized loss and whether the Company has received all scheduled principal and interest payments. There were no impairment charges recognized during 2016 or 2015.

Loans, Notes and Certificates at Fair Value

The Company has elected fair value accounting for loans and related notes and the Certificates. The fair value election for these loans, notes and certificates results in symmetrical accounting in that changes in the fair value of loans are generally offset by equal changes in the fair values of notes and certificates, given the payment dependent structure of the notes and certificates. Changes in the fair value of loans, notes and certificates are recorded in fair value adjustments in the statement of operations in the period of the fair value changes. The Company places loans on non-accrual status at 120 days past due. The Company charges off loans no later than 150 days past due, or earlier in the event of notification of borrower bankruptcy.

Loans Held for Sale at Fair Value

Loans held by the Company with the intent to sell are recognized on the balance sheet as loans held for sale. Loans held for sale are measured at fair value. The fair value methodology for the measurement of loans held for sale is consistent with that of loans not classified as held for sale. The fair value adjustments related to loans held for sale are recorded in the period of the fair value changes.

Servicing Assets and Liabilities at Fair Value

The Company records servicing assets and liabilities at their estimated fair values when it sells whole loans to unrelated third-party whole loan buyers or when the servicing contract commences. The gain or loss on a loan sale is recorded in other revenue (expense) in the consolidated statements of operations while the component of the gain or loss that is based on the degree to which the loan servicing fee is above or below an estimated market rate loan servicing fee is recorded as an offset in servicing assets or liabilities. Servicing assets and liabilities are recorded in “Other assets” and “Accrued expenses and other liabilities,” respectively, on the consolidated balance sheets. The Company uses the fair value measurement method to account for changes in servicing assets and liabilities. As such, changes in the fair value of servicing assets and liabilities are reported in “Servicing fees” in the consolidated statements of operations in the period in which the changes occur.

Loan Trailing Fee Liability

In February 2016, the Company revised the agreement with its primary issuing bank partner to include an additional program fee (Loan Trailing Fee). The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, and gives the issuing bank an ongoing financial interest in the performance of the loans it originates. This fee is paid by the Company to the issuing bank partner over the term of the respective loans and is a function of the principal and interest payments. In the event that principal and interest payments are not made, the Company is not required to make this Loan Trailing Fee payment. The Loan Trailing Fee is recorded initially at fair value with subsequent changes to this liability netted against transaction fees on the Company's consolidated statement of operations. The fair value of the Loan Trailing Fee

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

represents the present value of the expected monthly Loan Trailing Fee, which considers assumptions of expected prepayment rates and future credit losses.

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

Unobservable inputs are considered significant if, by their exclusion, the estimated fair value of a Level 3 asset or liability would be impacted by a significant percentage change, or based on qualitative factors such as the nature of the instrument and significance of the unobservable inputs relative to other inputs used within the valuation.

Loans and related notes and certificates, and loans held for sale are measured at estimated fair value using a discounted cash flow valuation methodology. The fair valuation methodology considers projected prepayments and uses the historical actual defaults, losses and recoveries on our loans to project future losses and net cash flows on loans.

Loan servicing assets and liabilities are measured at estimated fair value using a discounted cash flow valuation methodology. The cash flows in the valuation model represent the difference between the contractual servicing fees charged to whole loan buyers and an estimated market servicing fee. Since contractual servicing fees are generally based on the monthly unpaid principal balance of the underlying loans, the expected cash flows in the model incorporate estimates of net losses and prepayments.

Securities Available for Sale

The Company uses quoted prices in active markets to measure the fair value of securities available for sale, when available. When utilizing market data and bid-ask spreads, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of securities available for sale. The Company’s primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information, such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar securities. The Company compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.

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

Accrued Interest

Accrued interest income on loans is calculated based on the contractual interest rate of the loan and recorded as interest income as earned. Loans are placed on non-accrual status upon reaching 120 days past due. When a loan is placed on non-accrual status, the Company stops accruing interest and reverses all accrued but unpaid interest as of such date. Accrued interest payable on notes and certificates is also reduced when the corresponding loan is placed on non-accrual status, due to the payment dependent structure of the notes and certificates.

Property, Equipment and Software, net

Property, equipment and software consists of internally developed and purchased software, computer equipment, leasehold improvements, furniture and fixtures and construction in process, which are recorded at cost, less accumulated depreciation and amortization.

Computer equipment, purchased software and furniture and fixtures are depreciated or amortized on a straight line basis over three to five years. Leasehold improvements are amortized over the shorter of the lease term excluding renewal periods or the estimated useful life. Internally developed software is amortized on a straight line basis over the project’s estimated useful life, generally three years.

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

LC Trust I

The Company has determined that the Trust is a VIE and that the Company has a controlling financial interest in the Trust and therefore must consolidate the Trust in its consolidated financial statements. The Company established the Trust in February 2011 and funded it with a nominal residual investment. The Company is the only residual investor in the Trust. The purpose of the Trust is to acquire and hold loans for the benefit of investors who have invested in certificates issued by the Trust. The Trust conducts no other business other than purchasing and retaining loans or portions thereof for the benefit of the investment funds and their underlying limited partners. The Trust holds loans, none of which are financed by the Company. The cash flows from the loans held by the Trust are used to repay obligations under the certificates. The Trust’s assets and liabilities were reflected in the Company's consolidated financial statements at December 31, 2016 and 2015.

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

The Company's capital contributions, which are the only equity investments in the Trust, are insufficient to allow the Trust to finance the purchase of a significant amount of loans without the issuance of certificates to investors. Therefore, the Trust’s capitalization level qualifies the Trust as a VIE. The Company has a financial interest in the Trust because of its right to returns related to servicing fee revenue from the Trust, its right to reimbursement for expenses, and its obligation to repurchase loans from the Trust in certain instances. Additionally, the Company performs or directs activities that significantly affect the Trust’s economic performance through or by (i) operation of the platform that enables borrowers to apply for loans purchased by the Trust; (ii) credit underwriting and servicing of loans purchased by the Trust; (iii) LCA's selection of the loans that are purchased by the Trust on behalf of advised Certificate holders; and (iv) LCA’s role to source investors that ultimately purchase limited partnership interests in a fund or Certificates, both of which supply the funds for the Trust to purchase loans. Collectively, the activities described above allow the Company to fund more loans than would be the case without the existence of the Trust, to collect the related loan transaction fees and for LCA to collect the management fees on the investors’ capital used to purchase certificates. Accordingly, the Company is deemed to have power to direct activities most significant to the Trust and economic interest in the activities because of loan funding and transaction and management fees. Therefore, the Company concluded that it is the primary beneficiary of the Trust and consolidated the Trust’s operations in its consolidated financial statements.

Investment In Cirrix Capital

On April 1, 2016, the Company closed its $10.0 million investment, for an approximate ownership interest of 15% in Cirrix Capital (Investment Fund), a holding company to a family of funds that purchases loans and interests in loans from the Company. Per the partnership agreement, the family of funds can invest up to 20% of their assets outside of whole loans and interests in whole loans facilitated by the Company. At December 31, 2016, 100% of the family of funds' assets were comprised of whole loans and interests in loans facilitated by Lending Club's platform. At the time the Company made its investment, the Company's then Chief Executive Officer (former CEO) and a board member (together, the Related Party Investors) also had limited partnership interests in the Investment Fund. As of June 30, 2016, the end of the period in which the Company's former CEO resigned, the Related Party Investors and the Company had an aggregate ownership of approximately 29% in the Investment Fund. As of

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2016, the Company and a board member had an aggregate ownership interest of approximately 27% in the Investment Fund.

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

The Investment Fund passes the credit risk to the limited partners. The Company did not design the Investment Fund’s investment strategy and cannot require the Investment Fund to purchase loans. Additionally, the Company reviewed whether it collectively, with the board member's investment, had power to control the Investment Fund and concluded that it did not based on the unilateral ability of the general partner to exercise power over the limited partnership and the inability of the limited partners to remove the general partner. The Company is not the primary beneficiary of the Investment Fund because the Company does not have the power to direct the activities that most significantly affect the Investment Fund’s economic performance. As a result, the Company does not consolidate the operations of the Investment Fund in the financial statements of the Company. The Company accounts for this investment under the equity method of accounting, which approximates its maximum exposure to loss as a result of its involvement in the Investment Fund. At December 31, 2016, the Company's investment was $10.1 million, which is recognized in other assets on the consolidated balance sheet. See “Note 19. Related Party Transactions” for additional information.

Separately, the Company is subject to a credit support agreement that requires it to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the interests in whole loans that are in excess of a specified, aggregate net loss threshold. As of December 31, 2016, $3.4 million was pledged and restricted to support this contingent obligation. This credit support agreement is deemed to be a variable interest in the Investment Fund because it exposes the Company to potential credit losses on the underlying interests in loans purchased by the Investment Fund. The board member and the Company are excluded from receiving any benefits, if provided, from this credit support agreement. As of December 31, 2016, the Company has not been required to nor does it anticipate recording losses under this agreement. The Company's maximum exposure to loss under this credit support agreement was limited to $6.0 million and $34.4 million at December 31, 2016 and 2015, respectively.

LCA Managed or Advised Private Funds

In conjunction with the adoption of a new accounting standard that amends accounting for consolidations effective January 1, 2016, the Company reviewed its relationship with the private funds managed or advised by LCA and concluded that it does not have a variable interest in the private funds. As of December 31, 2016, the Company does not hold any investments in the private funds. Certain of the Company's related parties have investments in the private funds, as discussed in “Note 19. Related Party Transactions.” The Company charges the limited partners in the private funds a management fee based on their account balance at month end for services performed as the general manager, including fund administration, and audit, accounting and tax preparation services. Accordingly, the Company's fee arrangements contain only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. These fees are solely compensation for services provided and are commensurate with the level of effort required to provide those services. The Company does not have other interests in the private funds and therefore does not have a variable interest in the private funds.

Management regularly reviews and reconsiders its previous conclusions regarding whether it holds a variable interest in potential VIEs, the status of an entity as a VIE, and whether the Company is required to consolidate such VIEs in the consolidated financial statements.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Loan Servicing Rights

As a result of the nature of servicing rights on the sale of loans, the Company is a variable interest holder in certain entities that purchase these loans. For all of these entities, the Company either does not have the power to direct the activities that most significantly affect the VIE's economic performance or does not have a potentially significant economic interest in the VIE. In no case is the Company the primary beneficiary, and as a result, these entities are not consolidated in the Company's consolidated financial statements.

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

The Company recorded a goodwill impairment charge of $37.1 million for the year ended December 31, 2016 related to the education and patient finance reporting unit. See “Note 9. Intangible Assets and Goodwill” for a further description of this impairment. If the performance of the education and patient finance reporting unit fails to meet current expectations, it is possible that the carrying value of this reporting unit, even after the current impairment charge, will exceed its fair value, which could result in further recognition of a noncash impairment of goodwill that could be material. There were no goodwill impairment charges for the years ended December 31, 2015 or 2014.

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

If the Company does not qualitatively assess goodwill it compares a reporting unit’s estimated fair value to its carrying value. Estimated fair value of a reporting unit is generally established using an income approach based on a discounted cash flow model or a market approach, which compares each reporting unit to comparable companies in their respective industries.

Intangible assets are amortized over their useful lives in a manner that best reflects their economic benefit, which may include straight-line or accelerated methods of amortization. Intangible assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company does not have indefinite-lived intangible assets.

Debt

The Company has elected to record certain costs directly related to its secured revolving credit facility as an asset included in other assets on the Company’s consolidated balance sheets. These costs are amortized as interest expense over the contractual term of the secured revolving credit facility. Additionally, in instances where the Company transfers loans to investors that do not meet sale criteria for accounting purposes, such loan sales are accounted for as secured borrowings.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Such estimates are based on management's judgment. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made. Legal fees associated with such contingencies are recognized as incurred.

Stock-based Compensation

Stock-based compensation includes expense associated with restricted stock units (RSUs), stock options, and our employee stock purchase plan (ESPP), as well as expense associated with stock issued related to our acquisition of Springstone. Stock-based compensation expense is based on the grant date fair value of the award, net of expected forfeitures, which are based on our historical experience. If actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

The fair value of restricted stock units is based on the closing price of our common stock on the date of grant. To determine the fair value of stock options and ESPP purchase rights, we use the Black-Scholes option-pricing model, with inputs for the fair value of our common stock, expected common stock price volatility over the expected life of the stock options or ESPP purchase rights, expected term of the stock option or ESPP purchase right, risk-free interest rates and expected dividends. Prior to the Company’s IPO, the fair value of its shares of common stock was established by the Board. The Company’s Board relied upon valuations provided by third-party valuation firms and other factors, including, but not limited to, the current status of the technical and commercial success of the Company’s operations, the Company’s financial condition, the stage of the Company’s product design and development, and competition to establish the fair value of the Company’s common stock at the time of grant of the option.

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

Stock-based compensation expense related to stock options and RSUs that are expected to vest is recognized over the vesting period of the award, which is generally four years, on a straight-line basis. The compensation expense related to ESPP purchase rights is recognized on a straight-line basis over the requisite service period, which is generally six months.

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

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers the available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it is able to realize its deferred tax assets in the future in excess of the net recorded amount, the Company adjusts the deferred tax asset valuation allowance, which reduces the provision for income taxes.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, assumptions and estimates include but are not limited to the following: (i) fair value determinations for servicing assets and liabilities; (ii) fair value determinations for loans, loans held for sale, notes and certificates; (iii) fair value determinations for securities available for sale; (iv) stock-based compensation expense; (v) provision for income taxes, net of valuation allowance for deferred tax assets; (vi) recoverability of property, equipment and software; (vii) carrying values of goodwill and intangible assets; (viii) consolidation of variable interest entities; and (ix) reserves for contingencies. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

Adoption of New Accounting Standards

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, that amended the presentation of deferred income taxes in the statement of financial position. This ASU was effective January 1, 2017. ASU 2015-17 simplifies the presentation to require that deferred income taxes be presented as noncurrent in a classified statement of financial position. The Company does not present a classified statement of financial position and accordingly ASU 2015-17 does not have an impact on its presentation of deferred tax assets and liabilities.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern for each annual and interim reporting period, and disclose in its financial statements whether there is substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard is

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

effective for annual reporting periods, and interim periods therein, ending after December 15, 2016. The Company has adopted ASU 2014-15 and evaluated the Company’s ability to continue as a going concern as well as the need for related disclosure and has concluded no disclosure is necessary regarding the Company’s ability to continue as a going concern.

New Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. ASU 2017-04 will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, and will be applied prospectively. Early adoption of this standard is permitted. The Company currently is evaluating the impact this guidance may have on its financial position, results of operations, and cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments and in November 2016 issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard will be effective January 1, 2018, and amends the existing accounting standards for the statement of cash flows. The amendments provide guidance on the following nine cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle; and restricted cash. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact that these standards will have on the consolidated statement of cash flows. However, the impact will depend on the facts and circumstances at the time of adoption of the new standards.

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2020. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The Company accounts for its loans at fair value through net income, which is outside the scope of Topic 326 and does not expect this guidance to have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2016, the FASB issued ASU 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This new standard is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period. The Company will adopt this standard in the first quarter of 2017, under the modified retrospective method, with the cumulative effect of adoption recorded as an adjustment to 2017 beginning retained earnings. The new standard will result in excess tax benefits and deficiencies on share-based transactions being recorded as income tax expense or benefit rather than in additional-paid-in-capital. The Company also will classify excess tax benefits on share-based

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

payments in the operating section of the consolidated statement of cash flows. The Company has not concluded whether to account for share-based award forfeitures as they occur, rather than, making estimates of future forfeitures. The Company’s previously unrecognized excess tax benefits were recorded as a deferred tax asset, which was fully reduced by a valuation allowance. Therefore, the requirement to recognize these excess tax benefits in the income tax provision is not expected to have a material adoption impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) that amended the accounting guidance related to lease accounting. The new standard is effective January 1, 2019, with modified retrospective transition upon adoption. The guidance requires lessees, at lease inception, to record on their balance sheets a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. Lessees may elect to not recognize lease liabilities and ROU assets for leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives, and the lessee's initial direct costs. For operating leases, lease expense will generally be recognized on a straight-line basis over the lease term. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The Company is evaluating the impact that ASU 2016-02 will have on its financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments - Overall (Subtopic: 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which will be effective January 1, 2018. The amendment changes the accounting for equity investments, changes disclosure requirements related to instruments at amortized cost and fair value, and clarifies how entities should evaluate deferred tax assets for securities classified as available for sale. Affected entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is evaluating the impact that ASU 2016-01 will have on its financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), which will be effective January 1, 2018. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts both the likelihood of payment and the timing of the related transfer of goods or performance of services. In March 2016, the FASB issued an amendment (ASU 2016-08) to the new revenue recognition guidance clarifying how to determine if an entity is a principal or agent in a transaction. In April (ASU 2016-10) and May (ASU 2016-12) of 2016, the FASB further amended the guidance to include performance obligation identification, licensing implementation, collectability assessment and other presentation and transition clarifications. The effective date and transition requirements for the amendments is the same as for ASU 2014-09.

The Company is in its preliminary scoping phase to determine the revenue streams that are in the scope of these updates. Preliminary results indicate that transactions fees and management fees contain revenue streams that are in scope of these updates, while servicing fees and gain or loss on sale of loans remain within the scope of ASC Topic 860, Transfers and Servicing. The Company plans to adopt the standards beginning January 1, 2018 and currently anticipates using the modified retrospective method of adoption. However, the adoption method to be used is subject to completion of the Company’s impact assessment.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

3. Net Loss Per Share

The following table details the computation of the Company’s basic and diluted net loss per share:

Year Ended December 31,	2016	2015	2014
Net loss	$(145,969)	$(4,995)	$(32,894)
Weighted average common shares – Basic	387,762,072	374,872,118	75,573,742
Weighted average common shares – Diluted	387,762,072	374,872,118	75,573,742
Net loss per share:
Basic	$(0.38)	$(0.01)	$(0.44)
Diluted	$(0.38)	$(0.01)	$(0.44)

4. Securities Available for Sale

The Company began purchasing securities available for sale during the second quarter of 2015. The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of December 31, 2016 and 2015, were as follows:

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$181,359	$63	$(199)	$181,223
Certificates of deposit	27,501	—	—	27,501
Asset-backed securities	25,369	4	(9)	25,364
Commercial paper	20,164	—	—	20,164
U.S. agency securities	19,602	21	—	19,623
U.S. Treasury securities	2,493	3	—	2,496
Other securities	10,805	—	(39)	10,766
Total securities available for sale	$287,293	$91	$(247)	$287,137
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$217,243	$2	$(1,494)	$215,751
Asset-backed securities	54,543	—	(134)	54,409
U.S. agency securities	16,602	1	(25)	16,578
U.S. Treasury securities	3,489	—	(4)	3,485
Other securities	7,005	—	(17)	6,988
Total securities available for sale	$298,882	$3	$(1,674)	$297,211

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

A summary of securities available for sale with unrealized losses as of December 31, 2016 and 2015, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$107,862	$(185)	$11,682	$(14)	$119,544	$(199)
Asset-backed securities	6,628	(8)	1,870	(1)	8,498	(9)
Other securities	6,800	(3)	3,966	(36)	10,766	(39)
Total securities with unrealized losses(1)	$121,290	$(196)	$17,518	$(51)	$138,808	$(247)
	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$212,018	$(1,494)	$—	$—	$212,018	$(1,494)
Asset-backed securities	54,409	(134)	—	—	54,409	(134)
U.S. agency securities	14,578	(25)	—	—	14,578	(25)
U.S. Treasury securities	3,485	(4)	—	—	3,485	(4)
Other securities	6,988	(17)	—	—	6,988	(17)
Total securities with unrealized losses(1)	$291,478	$(1,674)	$—	$—	$291,478	$(1,674)

(1)	The number of investment positions with unrealized losses at December 31, 2016 and 2015 totaled 72 and 141, respectively.

There were no impairment charges recognized during 2016 or 2015.

The contractual maturities of securities available for sale at December 31, 2016, were as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Corporate debt securities	$90,096	$91,127	$—	$—	$181,223
Certificates of deposit	27,501	—	—	—	27,501
Asset-backed securities	8,370	16,994	—	—	25,364
Commercial paper	20,164	—	—	—	20,164
U.S. agency securities	19,623	—	—	—	19,623
U.S. Treasury securities	—	2,496	—	—	2,496
Other securities	6,800	3,966	—	—	10,766
Total fair value	$172,554	$114,583	$—	$—	$287,137
Total amortized cost	$172,602	$114,691	$—	$—	$287,293

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Proceeds and gross realized gains and losses from sales of securities available for sale were as follows:

Year Ended December 31,	2016	2015
Proceeds	$2,494	$120,420
Gross realized gains	$2	$133
Gross realized losses	$—	$4

5. Loans, Loans Held For Sale, Notes and Certificates and Loan Servicing Rights

Loans, Loans Held For Sale, Notes and Certificates
The Company sells loans and issues notes and the Trust issues certificates as a means to allow investors to invest in the associated loans. At December 31, 2016 and 2015, loans, loans held for sale, notes and certificates measured at fair value on a recurring basis were as follows:

	Loans		Loans Held For Sale		Notes and Certificates
December 31,	2016	2015	2016	2015	2016	2015
Aggregate principal balance outstanding	$4,565,653	$4,681,671	$9,345	$—	$4,572,912	$4,697,169
Net fair value adjustments	(253,669)	(125,590)	(297)	—	(252,017)	(125,586)
Fair value	$4,311,984	$4,556,081	$9,048	$—	$4,320,895	$4,571,583

Loans invested in by the Company for which there was no associated note or certificate, had an aggregate principal balance outstanding of $27.9 million and a fair value of $25.9 million at December 31, 2016. Loans invested in by the Company for which there was no associated note or certificate were immaterial at December 31, 2015.

The Company places all loans for all loan products that are contractually past due by 120 days or more on non-accrual status. At December 31, 2016 and 2015, loans that were 90 days or more past due (including non-accrual loans) were as follows:

	December 31, 2016		December 31, 2015
	> 90 days past due	Non-accrual loans	> 90 days past due	Non-accrual loans
Outstanding principal balance	$45,718	$5,055	$30,094	$4,513
Net fair value adjustments	(40,183)	(4,392)	(25,312)	(3,722)
Fair value	$5,535	$663	$4,782	$791
# of loans (not in thousands)	4,041	483	2,606	382

Loan Servicing Rights

At December 31, 2016, loans underlying loan servicing rights had a total outstanding principal balance of $6.54 billion. At December 31, 2015, loans underlying loan servicing rights had a total outstanding principal balance of $4.29 billion.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

6. Fair Value of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, see “Note 2. Summary of Significant Accounting Policies.” The Company records certain assets and liabilities at fair value as listed in the following tables.

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans	$—	$—	$4,311,984	$4,311,984
Loans held for sale	—	—	9,048	9,048
Securities available for sale:
Corporate debt securities	—	181,223	—	181,223
Certificates of deposit	—	27,501	—	27,501
Asset-backed securities	—	25,364	—	25,364
Commercial paper	—	20,164	—	20,164
U.S. agency securities	—	19,623	—	19,623
U.S. Treasury securities	—	2,496	—	2,496
Other securities	—	10,766	—	10,766
Total securities available for sale	—	287,137	—	287,137
Servicing assets	—	—	21,398	21,398
Total assets	$—	$287,137	$4,342,430	$4,629,567

Liabilities:
Notes and certificates	$—	$—	$4,320,895	$4,320,895
Loan Trailing Fee liability	—	—	4,913	4,913
Servicing liabilities	—	—	2,846	2,846
Total liabilities	$—	$—	$4,328,654	$4,328,654

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans	$—	$—	$4,556,081	$4,556,081
Securities available for sale:
Corporate debt securities	—	215,751	—	215,751
Asset-backed securities	—	54,409	—	54,409
U.S. agency securities	—	16,578	—	16,578
U.S. Treasury securities	—	3,485	—	3,485
Other securities	—	6,988	—	6,988
Total securities available for sale	—	297,211	—	297,211
Servicing assets	—	—	10,250	10,250
Total assets	$—	$297,211	$4,566,331	$4,863,542

Liabilities:
Notes and certificates	$—	$—	$4,571,583	$4,571,583
Servicing liabilities	—	—	3,973	3,973
Total liabilities	$—	$—	$4,575,556	$4,575,556

As the Company’s loans and related notes and certificates, loans held for sale, loan servicing rights, and Loan Trailing Fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to both observable and unobservable inputs. The Company did not transfer any assets or liabilities in or out of Level 3 during the years ended December 31, 2016 or 2015.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements at December 31, 2016 and 2015:

	December 31, 2016
	Loans, Notes and Certificates			Servicing Asset/Liability			Loan Trailing Fee Liability
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	1.2%	16.6%	7.2%	3.4%	15.1%	7.8%	3.4%	15.0%	7.7%
Net cumulative expected loss rates (1)	0.3%	33.9%	14.6%	0.3%	33.9%	12.8%	0.3%	33.9%	13.5%
Cumulative expected prepayment rates (1)	8.0%	42.7%	30.7%	8.0%	42.7%	29.3%	8.0%	42.7%	28.3%
Total market servicing rates (% per annum on outstanding principal balance) (2)	N/A	N/A	N/A	0.63%	0.90%	0.63%	N/A	N/A	N/A

	December 31, 2015
	Loans, Notes and Certificates			Servicing Asset/Liability			Loan Trailing Fee Liability
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	2.9%	17.5%	9.0%	3.5%	16.3%	9.4%	N/A	N/A	N/A
Net cumulative expected loss rates (1)	0.3%	22.0%	9.9%	0.3%	22.0%	8.8%	N/A	N/A	N/A
Cumulative expected prepayment rates (1)	23.4%	36.4%	30.8%	8.0%	36.4%	30.5%	N/A	N/A	N/A
Total market servicing rates (% per annum on outstanding principal balance) (2)	N/A	N/A	N/A	0.57%	0.75%	0.57%	N/A	N/A	N/A
N/A Not applicable

(1)	Expressed as a percentage of the original principal balance of the loan, note or certificate.

(2)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

At December 31, 2016 and 2015, the discounted cash flow methodology used to estimate the note and certificates' fair values used the same projected net cash flows as their related loans. As demonstrated by the following tables below, the fair value adjustments for loans were largely offset by the fair value adjustments of the notes and certificates due to the payment dependent design of the notes and certificates and because the principal balances of the loans were very close to the combined principal balances of the notes and certificates.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following table presents additional information about Level 3 loans, loans held for sale, notes and certificates measured at fair value on a recurring basis for the years ended December 31, 2016 and 2015:

	Loans			Loans Held For Sale			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2014	$2,836,729	$(38,224)	$2,798,505	$—	$—	$—	$2,851,837	$(38,219)	$2,813,618
Purchases of loans	3,865,565	—	3,865,565	3,358,611	—	3,358,611	—	—	—
Issuances of notes and certificates	—	—	—	—	—	—	3,861,995	—	3,861,995
Whole loan sales		—	—	(3,358,611)	—	(3,358,611)	—	—	—
Principal payments	(1,804,719)	—	(1,804,719)	—	—	—	(1,800,859)	—	(1,800,859)
Charge-offs	(215,904)	215,904	—	—	—	—	(215,804)	215,804	—
Recoveries	—	(26,256)	(26,256)	—	—	—	—	(26,143)	(26,143)
Change in fair value recorded in earnings	—	(277,014)	(277,014)	—	—	—	—	(277,028)	(277,028)
Balance at December 31, 2015	$4,681,671	$(125,590)	$4,556,081	$—	$—	$—	$4,697,169	$(125,586)	$4,571,583
Purchases of loans	2,733,325	(656)	2,732,669	4,742,538	—	4,742,538	—	—	—
Transfers from loans to loans held for sale	(35,411)	—	(35,411)	35,411	—	35,411
Issuances of notes and certificates	—	—	—	—	—	—	2,681,109	—	2,681,109
Whole loan sales	—	—	—	(4,762,518)	—	(4,762,518)	—	—	—
Principal payments	(2,391,807)	—	(2,391,807)	(5,927)	—	(5,927)	(2,385,234)	—	(2,385,234)
Charge-offs	(422,125)	422,125	—	(159)	159	—	(420,132)	420,132	—
Recoveries	—	(37,277)	(37,277)	—	—	—	—	(36,785)	(36,785)
Change in fair value recorded in earnings	—	(512,271)	(512,271)	—	(456)	(456)	—	(509,778)	(509,778)
Balance at December 31, 2016	$4,565,653	$(253,669)	$4,311,984	$9,345	$(297)	$9,048	$4,572,912	$(252,017)	$4,320,895

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following table presents additional information about Level 3 servicing assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2016 and 2015:

	Servicing Assets	Servicing Liabilities
Fair value at December 31, 2014	$2,181	$3,973
Issuances (1)	10,079	5,194
Changes in fair value, included in servicing fees	(3,803)	(5,194)
Additions, included in deferred revenue	1,793	—
Fair value at December 31, 2015	$10,250	$3,973
Issuances (1)	16,546	3,371
Changes in fair value, included in servicing fees	(5,403)	(4,498)
Additions, included in deferred revenue	5	—
Fair value at December 31, 2016	$21,398	$2,846

(1)	Represents the offsets to the gains or losses on sales of the related loans, recorded in other revenue.

The following table presents additional information about the Level 3 Loan Trailing Fee liability measured at fair value on a recurring basis for the year ended December 31, 2016:

Year Ended December 31,	2016
Fair value at beginning of period	$—
Issuances	5,843
Cash payment of Loan Trailing Fee	(1,174)
Change in fair value, included in origination and servicing	244
Fair value at end of period	$4,913

There was no Loan Trailing Fee liability at December 31, 2015.

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Certain fair valuation adjustments recorded through earnings related to Level 3 instruments for the years ended December 31, 2016, 2015 and 2014. Generally, changes in the net cumulative expected loss rates, cumulative prepayment rates, and discount rates will have an immaterial net impact on the fair value of loans, notes and certificates, servicing assets and liabilities, and Loan Trailing Fees.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The Company’s selection of the most representative base market servicing rates for servicing assets and servicing liabilities is inherently judgmental. The Company reviewed estimated third-party servicing rates for its loans and loans in similar credit sectors, as well as market servicing benchmarking analyses provided by third-party valuation firms. The table below shows the impact on the estimated fair value of servicing assets and liabilities, calculated using different market servicing rate assumptions as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Weighted-average market servicing rate assumptions(1)	0.63%	0.63%	0.57%	0.57%
Change in fair value from:
Servicing rate increase by 0.10%	$(5,673)	$964	$(3,504)	$1,589
Servicing rate decrease by 0.10%	$5,812	$(825)	$3,610	$(1,483)

(1)	Represents total market servicing rates, which include collection fees.

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value:

December 31, 2016	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents	$515,602	$—	$515,602	$—	$515,602
Restricted cash	177,810	—	177,810	—	177,810
Servicer reserve receivable	4,938	—	4,938	—	4,938
Deposits	855	—	855	—	855
Goodwill	35,633	—	—	35,633	35,633
Total assets	$734,838	$—	$699,205	$35,633	$734,838
Liabilities:
Accrued expenses and other liabilities	$10,981	$—	$—	$10,981	$10,981
Accounts payable	10,889	—	10,889	—	10,889
Payables to investors	125,884	—	125,884	—	125,884
Total liabilities	$147,754	$—	$136,773	$10,981	$147,754

December 31, 2015	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents	$623,531	$—	$623,531	$—	$623,531
Restricted cash	80,733	—	80,733	—	80,733
Deposits	871	—	871	—	871
Total assets	$705,135	$—	$705,135	$—	$705,135
Liabilities:
Accounts payable	$5,542	$—	$5,542	$—	$5,542
Payables to investors	73,162	—	73,162	—	73,162
Total liabilities	$78,704	$—	$78,704	$—	$78,704

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

7. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

December 31,	2016	2015
Internally developed software (1)	$75,202	$40,709
Leasehold improvements	22,637	11,559
Computer equipment	18,080	14,076
Purchased software	7,598	5,336
Furniture and fixtures	6,827	5,086
Construction in progress	707	2,870
Total property, equipment and software	131,051	79,636
Accumulated depreciation and amortization	(41,788)	(23,706)
Total property, equipment and software, net	$89,263	$55,930

(1)	Includes $7.4 million and $459 thousand in construction in progress as of December 31, 2016 and 2015, respectively.

Depreciation and amortization expense on property, equipment and software was $25.1 million, $16.2 million and $6.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company recorded impairment expense of $1.1 million, $0.6 million and $0.5 million, included in other general and administrative expense in the consolidated statements of operations, for the years ended December 31, 2016, 2015 and 2014, respectively.

8. Other Assets

Other assets consist of the following:

December 31,	2016	2015
Loan servicing assets, at fair value	$21,398	$10,250
Prepaid expenses	16,960	16,283
Other investments	10,372	250
Accounts receivable	7,572	4,976
Servicer reserve receivable	4,938	—
Tenant improvement receivable	3,290	778
Receivable from investors	1,566	1,117
Deferred financing costs	1,032	1,296
Deposits	855	871
Due from related parties (1)	476	655
Deferred acquisition compensation	349	1,521
Other	836	416
Total other assets	$69,644	$38,413

(1)	Represents management fees due to LCA from certain private funds for which LCA acts as the general partner.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

9. Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of the following:

December 31, 2016	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$39,500	$(13,329)	$26,171
Technology	400	(360)	40
Brand name	300	(300)	—
Total intangible assets	$40,200	$(13,989)	$26,211

December 31, 2015	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$39,500	$(8,702)	$30,798
Technology	400	(227)	173
Brand name	300	(300)	—
Total intangible assets	$40,200	$(9,229)	$30,971
The customer relationship intangible assets are amortized on an accelerated basis over a 14 year period. The technology and brand name intangible assets are amortized on a straight line basis over three years and one year, respectively. The weighted-average amortization period for total intangibles is 13.8 years. Amortization expense associated with intangible assets for the years ended December 31, 2016, 2015 and 2014 was $4.8 million, $5.3 million and $3.9 million, respectively.

The expected future amortization expense for intangible assets as of December 31, 2016, is as follows:

2017	$4,287
2018	3,872
2019	3,498
2020	3,122
2021	2,746
Thereafter	8,686
Total	$26,211

Goodwill

Goodwill consists of the following:

Balance at December 31, 2014	$72,592
Other changes in goodwill	91
Balance at December 31, 2015	72,683
Goodwill impairment	(37,050)
Balance at December 31, 2016	$35,633

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The Company's annual goodwill impairment testing date is April 1. In testing for potential impairment of goodwill, management performed an assessment of each of the Company's reporting units (generally defined as the Company's businesses for which financial information is available and reviewed regularly by management). Only the education and patient finance reporting unit contains goodwill. The Company's annual goodwill impairment analysis resulted in an impairment charge of $37.1 million for the year ended December 31, 2016.

The first step of the analysis is to compare the reporting unit’s estimated fair value to its carrying value. Estimating the fair value of the education and patient finance reporting unit was a subjective process involving the use of estimates and judgments, particularly related to future cash flows, discount rates (including market risk premiums) and market valuation multiples. The fair value of the reporting unit was determined using the income approach and the market approach, each a commonly used valuation technique. The Company gave consideration to each valuation technique, as either technique can be an indicator of fair value. For the income approach, the Company estimated future cash flows and used such cash flows in a discounted cash flow model (DCF model). A DCF model was selected to be comparable to what would be used by market participants to estimate fair value. The DCF model incorporated expected future growth rates, terminal value amounts, and the applicable weighted-average cost of capital to discount estimated cash flows. The projections used in the estimate of fair value are consistent with the Company’s current forecast and long-range plans for this reporting unit. For the market approach, the valuation of the reporting unit was based on an analysis of enterprise value to revenue and enterprise value to EBITDA valuation multiples. The peer group valuation multiples used in the analysis were selected based on management’s judgment.

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

The Company did not record any goodwill impairment expense for the years ended December 31, 2015 or 2014.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

10. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

December 31,	2016	2015
Accrued compensation (1)	$27,009	$28,780
Accrued expenses	19,734	14,054
Deferred rent	11,638	4,615
Transaction fee refund reserve	9,098	578
Loan Trailing Fee liability, at fair value	4,913	—
Loan servicing liabilities, at fair value	2,846	3,973
Deferred revenue	2,556	2,551
Credit loss coverage reserve	2,529	—
Reimbursement payable to limited partners of LCA private funds	2,313	—
Payable to issuing bank	1,658	955
Deferred tax liability	—	3,446
Contingent liabilities	—	700
Other	1,325	1,591
Total accrued expenses and other liabilities	$85,619	$61,243

(1)	Includes accrued cash retention awards of $3.0 million as of December 31, 2016. See “Note 15. Employee Incentive and Retirement Plans” for additional information on the Company's Cash Retention Plan.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents other cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) were as follows:

Year Ended December 31,	2016
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized losses on securities available for sale	$1,515	$611	$904
Other comprehensive income	$1,515	$611	$904

Year Ended December 31,	2015
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized losses on securities available for sale	$(1,671)	$—	$(1,671)
Other comprehensive loss	$(1,671)	$—	$(1,671)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Accumulated other comprehensive loss balances were as follows:

Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$—
Change in net unrealized losses on securities available for sale	(1,671)
Balance at December 31, 2015	$(1,671)
Change in net unrealized losses on securities available for sale	904
Balance at December 31, 2016	$(767)

The Company did not have any items of other comprehensive income (loss) during the year ended December 31, 2014.

12. Debt

Revolving Credit Facility

On December 17, 2015, the Company entered into a credit and guaranty agreement with several lenders for an aggregate $120.0 million unsecured revolving credit facility (Credit Facility). In connection with the credit agreement, the Company entered into a pledge and security agreement with Morgan Stanley Senior Funding, Inc., as collateral agent.

Proceeds of loans made under the Credit Facility may be borrowed, repaid and reborrowed until December 17, 2020. Repayment of any outstanding proceeds are payable on December 17, 2020, but may be prepaid without penalty.

Borrowings under the Credit Facility bear interest, at the Company’s option, at an annual rate based on LIBOR rate plus a spread of 1.75% to 2.00%, which is fixed for a Company-selected interest period of one, two, three, six or 12 months, or at an alternative base rate (which is tied to either the prime rate, federal funds effective rate, or the adjusted eurocurrency rate, as defined in the credit agreement). Base rate borrowings may be prepaid at any time without penalty, however pre-payment of LIBOR-based borrowings before the end of the selected interest period may result in the Company incurring expense to compensate the lenders for their funding costs through the end of the interest period. Interest is payable quarterly. Additionally, the Company is required to pay a quarterly commitment fee to the lenders of between 0.25% and 0.375% per annum, depending on the Company’s total net leverage ratio, on the average undrawn portion available under the revolving loan facility.

The Credit Facility and pledge and security agreement contain certain covenants applicable to the Company, including restrictions on the Company’s ability to pay dividends, incur indebtedness, pledge our assets, merge or consolidate, make investments, and enter into certain affiliate transactions. The Credit Facility also requires the Company to maintain a maximum total net leverage ratio (defined as the ratio of net debt to Adjusted EBITDA, on a consolidated basis for the four most recent Fiscal Quarter periods) of 4.00:1.00 initially, and which decreases over the term of the Credit Facility to 3.00:1.00 on and after June 30, 2018 (on a consolidated basis). As of December 31, 2016 and 2015, the total net leverage ratio, calculated as defined in the Credit Facility, was 0%.

The Company did not have any loans outstanding under the Credit Facility during the years ended December 31, 2016 and 2015. The Company incurred $1.3 million of capitalized debt issuance costs, which will be recognized as interest expense through December 17, 2020.

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

13. Secured Borrowings

During the second quarter of 2016, the Company repurchased $22.3 million of near-prime loans from a single institutional investor that did not meet a non-credit, non-pricing requirement of the investor, of which $15.1 million were originally sold to the investor prior to March 31, 2016. As a result, these loans were accounted for as secured borrowings at March 31, 2016. During the second quarter of 2016, the Company resold the loans to a different investor at par. This subsequent transfer qualified for sale accounting treatment, and the loans were removed from the Company's consolidated balance sheet and the secured borrowings liability was reduced to zero in the second quarter of 2016. There were no secured borrowing liabilities as of December 31, 2016.

14. Stockholders’ Equity

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

Convertible Preferred Stock

As of January 1, 2014, the Company had the following shares of preferred stock authorized and outstanding:

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

Share Repurchases

On February 9, 2016, the board of directors approved a share repurchase program under which Lending Club may repurchase up to $150.0 million of the Company’s common shares in open market or privately negotiated transactions in compliance with Securities and Exchange Act Rule 10b-18. This repurchase plan was valid for one year and did not obligate the Company to acquire any particular amount of common stock. In the first quarter of 2016, the Company repurchased 2,282,700 shares of its common stock at a weighted average purchase price of $8.52 per share for an aggregate purchase price of $19.5 million. There were no shares repurchased during the second, third or fourth quarters of 2016.

Common Stock Reserved for Future Issuance
As of December 31, 2016 and 2015, the Company had shares of common stock reserved for future issuance as follows:

December 31,	2016	2015
Options and unvested RSUs outstanding	62,082,821	52,652,310
Available for future stock option and RSU grants	28,449,336	33,560,939
Available for ESPP	5,408,441	2,589,991
Total reserved for future issuance	95,940,598	88,803,240

15. Employee Incentive and Retirement Plans

The Company’s equity incentive plans provide for granting stock options and RSUs to employees, consultants, officers and directors. In addition, the Company offers a retirement plan and an ESPP to eligible employees.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Stock-based compensation expense was as follows for the periods presented:

Year Ended December 31,	2016	2015	2014
Stock options	$23,203	$30,717	$27,100
RSUs	41,737	9,185	—
ESPP	1,686	1,904	104
Stock issued related to acquisition	2,575	9,416	9,946
Total stock-based compensation expense	$69,201	$51,222	$37,150
The following table presents the Company’s stock-based compensation expense recorded in the consolidated statements of operations:

Year Ended December 31,	2016	2015	2014
Sales and marketing	$7,546	$7,250	$5,476
Origination and servicing	4,159	2,735	1,653
Engineering and product development	19,858	11,335	6,445
Other general and administrative	37,638	29,902	23,576
Total stock-based compensation expense	$69,201	$51,222	$37,150

The Company capitalized $9.8 million, $4.4 million and $1.9 million of stock-based compensation expense associated with developing software for internal use during the years ended December 31, 2016, 2015, and 2014, respectively.

In addition, the Company recognized $0.2 million in tax deficits and $0.7 million in tax benefits from exercised stock options and RSUs in 2016 and 2015, respectively. There was no net income tax benefit recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options and RSUs due to the full valuation allowance during 2014.

Stock-based compensation expense included $0.1 million, $0.3 million and $3.0 million for the accelerated vesting of stock options that were accounted for as stock option modifications for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The cash retention awards were granted under the Cash Retention Plan. Under the terms of the Cash Retention Plan, employees who received an award will be eligible to earn a cash retention bonus on the terms and in the amounts specified in their respective cash retention bonus award agreement, subject to continued services and other vesting requirements set forth in such agreement. Funds associated with the remaining retention liability as of December 31, 2016, are held in a Rabbi Trust established under the Cash Retention Plan and recorded as restricted cash on the Company's consolidated balance sheets.

Equity Incentive Plans

The Company has two equity incentive plans: the 2007 Stock Incentive Plan (2007 Plan) and the 2014 Equity Incentive Plan (2014 Plan). Upon the Company’s IPO in 2014, the 2007 Plan was terminated and all shares that remained available for future issuance under the 2007 Plan at that time were transferred to the 2014 Plan. As of December 31, 2016, 24,672,201 options to purchase common stock granted under the 2007 Plan remain

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

outstanding. As of December 31, 2016, the total number of shares reserved for future grants under the 2014 Plan was 28,449,336 shares, including shares transferred from the 2007 Plan.

Stock Options

The following table summarizes the activities for the Company’s stock options during 2016:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	48,208,911	$3.60
Granted	7,482,011	$7.22
Exercised	(15,102,640)	$0.90
Forfeited/Expired	(9,919,105)	$6.78
Outstanding at December 31, 2016	30,669,177	$4.79	6.6	$56,379
Vested and expected to vest at December 31, 2016	30,580,231	$4.78	6.6	$56,385
Exercisable at December 31, 2016	20,105,340	$3.59	5.8	$52,886

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $5.25 as reported on the New York Stock Exchange on December 31, 2016.

For the year ended December 31, 2016, the Company granted service-based stock options to purchase 7,482,011 shares of common stock with a weighted average exercise price of $7.22 per share, a weighted average grant date fair value of $3.61 per option share and an aggregate estimated fair value of $27.0 million. Stock options granted during the year ended December 31, 2016 included 265,987 shares of fully vested stock options granted in lieu of cash bonuses to be paid to certain employees for the 2015 performance period. In the third quarter of 2016, a portion of these options were modified and the cash bonuses were paid.

For the year ended December 31, 2015, the Company granted service-based stock options to purchase 1,164,929 shares of common stock with a weighted average exercise price of $20.00 per option share, a weighted average grant date fair value of $9.80 per option share and an aggregate estimated fair value of $11.4 million.

For the year ended December 31, 2014, the Company granted service-based stock options to purchase 22,081,243 shares of common stock with a weighted average exercise price of $6.74 per option share, a weighted average grant date fair value of $4.62 per option share and an aggregate estimated fair value of $102.1 million.

The aggregate intrinsic value of options exercised was $74.4 million, $103.5 million and $48.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. The total fair value of stock options vested for the years ended December 31, 2016, 2015, and 2014 was $32.9 million, $36.8 million and $19.6 million, respectively.

As of December 31, 2016, the total unrecognized compensation cost, net of forfeitures, related to outstanding stock options was $40.0 million, which is expected to be recognized over the next 2.4 years.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

Year Ended December 31,	2016	2015	2014
Expected dividend yield	—	—	—
Weighted-average assumed stock price volatility	51.6%	49.4%	53.5%
Weighted-average risk-free interest rate	1.34%	1.61%	1.88%
Weighted-average expected life (in years)	6.15	6.25	6.35

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs during the year ending December 31, 2016:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	4,443,399	$15.23
Granted	36,539,761	$6.12
Vested	(3,891,315)	$9.57
Forfeited/expired	(5,678,201)	$8.16
Unvested at December 31, 2016	31,413,644	$6.61
Expected to vest after December 31, 2016	30,796,185	$6.62

As of December 31, 2016, the Company granted 36,539,761 RSUs with an aggregate fair value of $223.5 million.

As of December 31, 2016, there was $187.2 million of unrecognized compensation cost, net of forfeitures, related to unvested RSUs, which is expected to be recognized over the next 3.1 years.

Employee Stock Purchase Plan

The Company’s ESPP became effective on December 11, 2014. The Company's ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to plan limitations. Payroll deductions are accumulated during six-month offering periods. The purchase price for each share of common stock is 85% of the lower of the fair market value of the common stock on the first business day of the offering period or on the last business day of the offering period.

The Company's employees purchased 1,508,513 and 410,009 shares of common stock under the ESPP during the years ended December 31, 2016 and 2015, respectively. The Company did not purchase any shares under the ESPP during the year ended December 31, 2014. As of December 31, 2016, 2015, and 2014, a total of 5,408,441, 2,589,991 and 3,000,000 shares remain reserved for future issuance, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The fair value of stock purchase rights granted to employees under the ESPP is measured on the grant date using the Black-Scholes option pricing model. The compensation expense related to ESPP purchase rights is recognized on a straight-line basis, net of estimated forfeitures, over the 6-month requisite service period. We used the following assumptions in estimating the fair value of the grants under the ESPP which are derived using the same methodology applied to stock option assumptions:

Year Ended December 31,	2016	2015	2014
Expected dividend yield	—	—	—
Weighted-average assumed stock price volatility	50.1%	43.7%	48.2%
Weighted-average risk-free interest rate	0.51%	0.23%	0.09%
Weighted-average expected life (in years)	0.50	0.46	0.50

For the years ended December 31, 2016, 2015, and 2014, the dates of the assumptions were May 11, 2016 and November 11, 2016, June 11, 2015 and November 11, 2015, and December 11, 2014 (initial offering period), respectively.

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

Retirement Plan

Upon completing 90 days of service, employees may participate in the Company’s qualified retirement plan that is governed by section 401(k) of the IRS Code. Participants may elect to contribute a portion of their annual compensation up to the maximum limit allowed by federal tax law. In the first quarter of 2016, the Company approved an employer match of up to 4% of an employee’s eligible compensation with a maximum annual match of $5,000 per employee. Prior to 2016, the Company approved an employer match of up to 3% of an employee’s eligible compensation with a maximum annual match of $5,000 per employee. The total expense for the employer match for the years ended December 31, 2016, 2015, and 2014 was $3.9 million, $2.1 million and $0.9 million, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

One-Time Severance Costs

On June 22, 2016, the Board of the Company approved a plan to reduce the number of employees, which includes payment of severance benefits to certain employees whose positions were affected. The plan authorized the reduction of up to 179 positions, or approximately 12% of the Company's workforce. The purpose of the action was to reduce costs, streamline operations and more closely align staffing with anticipated loan volumes. As a result, the Company recorded and paid $2.7 million in severance costs during 2016 related to this reduction in employees, which were predominately comprised of cash severance. No such reduction plans were implemented during the years ended December 31, 2015 or 2014. The following table presents this severance expense recorded in the consolidated statements of operations for the year ended December 31, 2016:

Year Ended December 31, 2016
Sales and marketing	$772
Origination and servicing	1,174
Engineering and product development	134
Other general and administrative	650
Total severance expense	$2,730

16. Income Taxes

Loss before income tax expense was $(150.2) million, $(2.2) million and $(31.5) million for the years ended December 31, 2016, 2015 and 2014, respectively. Income tax (benefit) expense consisted of the following for the periods shown below:

Year Ended December 31,	2016	2015	2014
Current:
Federal	$(515)	$—	$—
State	(267)	720	56
Total current tax (benefit) expense	$(782)	$720	$56

Deferred:
Federal	$(2,589)	$1,405	$1,185
State	(857)	708	149
Total deferred tax (benefit) expense	$(3,446)	$2,113	$1,334
Income tax (benefit) expense	$(4,228)	$2,833	$1,390

Income tax benefit for the year ended December 31, 2016 was primarily attributable to the tax effects of the impairment of tax-deductible goodwill from the acquisition of Springstone, which previously gave rise to an indefinite-lived deferred tax liability, and the tax effects of unrealized gains credited to other comprehensive income associated with the Company's available for sale portfolio. Income tax expense for the year ended December 31, 2015, was primarily attributable to the amortization of tax deductible goodwill from the acquisition of Springstone, which gave rise to an indefinite-lived deferred tax liability, and the realization of excess tax benefits related to stock-based compensation. For the year ended December 31, 2014, income tax expense was primarily related to the amortization of tax deductible goodwill from the acquisition of Springstone.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

A reconciliation of the income taxes expected at the statutory federal income tax rate and the income tax (benefit) expense for the years ended December 31, 2016, 2015 and 2014, is as follows:

Year Ended December 31,	2016	2015	2014
Tax at federal statutory rate	$(51,072)	$(738)	$(10,711)
State tax, net of federal tax benefit	(1,028)	1,277	98
Stock-based compensation expense	3,509	549	5,040
Research and development tax credits	(688)	(1,068)	—
Change in valuation allowance	42,714	2,686	6,858
Change in unrecognized tax benefit	2,817	(62)	—
Other	(480)	189	105
Income tax (benefit) expense	$(4,228)	$2,833	$1,390

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 were:

December 31,	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$47,451	$5,621
Stock-based compensation	26,838	19,696
Reserves and accruals	18,409	11,506
Goodwill	9,855	—
Intangible assets	3,978	2,693
Tax credit carryforwards	2,483	1,810
Other	82	697
Total deferred tax assets	109,096	42,023
Valuation allowance	(75,308)	(25,348)
Deferred tax assets – net of valuation allowance	$33,788	$16,675

Deferred tax liabilities:
Internally developed software	$(21,436)	$(11,353)
Servicing fees	(6,445)	(1,516)
Depreciation and amortization	(5,907)	(4,089)
Goodwill	—	(3,163)
Total deferred tax liabilities	$(33,788)	$(20,121)
Deferred tax (liability) asset – net	$—	$(3,446)

The table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2016 and 2015, related to tax deductions for equity-based compensation greater than the compensation recognized for financial reporting excess tax benefits. Stockholders’ equity is estimated to increase by approximately $58.5 million, if and when such deferred tax assets are ultimately realized. The “with-and-without” approach, excluding the measurement of any indirect effects, is used when determining when excess tax benefits have been realized.

The Company continues to recognize a full valuation allowance against net deferred tax assets, excluding the deferred tax liability for indefinite-lived intangibles. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

the existing deferred tax assets. As of December 31, 2016 and 2015, the valuation allowance was $75.3 million and $25.3 million, respectively.

As of December 31, 2016, the Company had federal and state net operating loss (NOL) carryforwards of approximately $260.3 million and $178.0 million, respectively, to offset future taxable income. The federal and state NOL carryforwards will expire beginning in 2025 and 2028, respectively. Additionally, as of December 31, 2016, the Company had federal and state tax credit carryforwards of $1.1 million and $3.0 million, respectively. The federal tax credit carryforwards will expire beginning in 2025 and the state tax credits will expire beginning in 2020.

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

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014, is as follows:

Year Ended December 31,	2016	2015	2014
Beginning balance	$429	$491	$1,080
Gross increase (decrease) for tax positions related to prior years	677	(310)	(589)
Gross increase for tax positions related to the current year	2,140	248	—
Ending balance	$3,246	$429	$491

If the unrecognized tax benefit as of December 31, 2016 is recognized, there will be no effect on the Company’s effective tax rate as the tax benefit would increase a deferred tax asset, which is currently offset with a full valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. As of December 31, 2016, the Company had no accrued interest and penalties related to unrecognized tax benefits. The Company does not expect any significant increases or decreases to its unrecognized benefits within the next twelve months.

The Company files income tax returns in the United States and various state jurisdictions. As of December 31, 2016, the Company’s federal tax returns for 2012 and earlier, and the state tax returns for 2011 and earlier were no longer subject to examination by the taxing authorities. However, tax periods closed in a prior period may be subject to audit and re-examination by tax authorities for which tax carryforwards are utilized in subsequent years.

17. Commitments and Contingencies

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

Total facilities rental expense for the years ended December 31, 2016, 2015 and 2014 was $14.2 million, $7.4 million and $3.7 million, respectively. The Company had no sublease rental income for the years ended December 31, 2016, 2015, or 2014. Minimum lease payments for the years ended December 31, 2016, 2015 and 2014 were $11.9 million, $6.0 million and $3.3 million, respectively.

As of December 31, 2016, the Company pledged $0.8 million of cash and $4.7 million in letters of credit as security deposits in connection with its lease agreements.

The Company’s future minimum payments under non-cancelable operating leases in excess of one year as of December 31, 2016 were as follows:

Years Ended December 31,
2017	$15,092
2018	16,053
2019	15,621
2020	16,523
2021	16,778
Thereafter	40,423
Total	$120,490

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, a Utah-chartered industrial bank that serves as the Company’s primary issuing bank, WebBank retains ownership of the loans facilitated through Lending Club’s marketplace for two business days after origination. As part of this arrangement, the Company has committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of December 31, 2016 and 2015, the Company was committed to purchase loans with an outstanding principal balance of $32.2 million and $77.6 million, respectively, at par plus accrued interest.

Loan Repurchase Obligations

The Company has historically limited its loan or note repurchase obligations to events of verified identity theft or in connection with certain customer accommodations. As institutional investors seek to securitize loans purchased through the marketplace, the Company has increased the circumstances and the required burden of proof of economic harm under which the Company is obligated to repurchase loans from these investors. The Company believes these repurchase obligations are customary and consistent with institutional loan and securitization market standards.

In addition to and distinct from the repurchase obligations described in the preceding paragraph, the Company performs certain administrative functions for a variety of retail and institutional investors, including executing, without discretion, loan investments as directed by the investor. To the extent loans do not meet the investor's investment criteria at the time of issuance, or are transferred to the investor as a result of a system error by the Company, the Company is obligated to repurchase such loans at par. As a result of these obligations, the Company repurchased $46.7 million and $37.0 million in loans during 2016 and 2015, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Loan Funding and Purchase Commitments

During 2016, the Company purchased a total of $138.2 million in loans to fulfill regulatory requirements and to support short-term marketplace equilibrium as discussed below.

As required by applicable regulations, the Company is required to purchase loans resulting from direct marketing efforts if such loans are not otherwise invested in by investors on the platform. During 2016, the Company purchased $35.5 million of such loans. Additionally, loans in the process of being facilitated and originated by the Company’s issuing bank partner at December 31, 2016, were funded in January 2017. No loans remained without investor commitments and the Company was not required to purchase any of these loans.

Following the events of May 9, 2016, the Company opted to use its own capital to support short-term marketplace equilibrium and purchased $102.7 million in loans during 2016.

As of December 31, 2016, the Company held $27.9 million of loans on its balance sheet, of which $9.0 million were classified as loans held for sale.

In addition, if neither Springstone nor the Company can arrange for other investors to invest in or purchase loans that Springstone facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner (Pool B loans), Springstone and the Company are contractually committed to purchase these loans. The Company has deposited $9.0 million into an account at the bank to secure potential, future purchases of these loans, if any, which is recorded as restricted cash on the Company's consolidated balance sheets.

To mitigate this commitment, the Company and the issuing bank have entered into purchase agreements with three investors to purchase Pool B loans or participation interests in Pool B loans. The Company was required to purchase approximately $1.0 million of Pool B loans under these agreements. These loans are held on the Company's balance sheet and have a remaining principal balance of $0.9 million as of December 31, 2016.

Credit Support Agreements

In connection with a significant platform purchase agreement, the Company is subject to a credit support agreement with a third-party whole loan investor that requires the Company to reimburse the investor for credit losses in excess of a specified percentage of the original principal balance of whole loans acquired by the investor during a 12-month period. As of December 31, 2016, the Company has accrued approximately $2.5 million for reimbursement to the investor.

The Company is also subject to a credit support agreement with Cirrix Capital (Investment Fund). The credit support agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the Investment Fund's certificates that are in excess of a specified, aggregate net loss threshold. As of December 31, 2016, $3.4 million was pledged and restricted to support this contingent obligation. The Company's maximum exposure to loss under this credit support agreement was limited to $6.0 million and $34.4 million at December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, the net credit losses pertaining to the Investment Fund's certificates have not exceeded the specified threshold, nor are future net credit losses expected to exceed the specified threshold, and thus no liability has been recorded. The Company currently does not anticipate recording losses under this credit support agreement. If losses related to the credit support agreement are later determined to be likely to occur and are estimable, results of operations could be affected in the period in which such losses are recorded.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Legal

Securities Class Actions. During the year ended December 31, 2016, five putative class action lawsuits alleging violations of federal securities laws were filed in California Superior Court, naming as defendants the Company, current and former directors, certain officers, and the underwriters in the December 2014 initial public offering (the IPO). All of these actions were consolidated into a single action (Consolidated State Court Action), entitled In re LendingClub Corporation Shareholder Litigation, No. CIV537300. In August 2016, plaintiffs filed an amended complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Securities Act) based on allegedly false and misleading statements in the IPO registration statement and prospectus. The Company filed a demurrer requesting the Court dismiss certain of the claims alleged in the amended complaint, which was granted in part in the fourth quarter of 2016. The plaintiffs thereafter filed a Second Amended Consolidated Complaint which the Company thereafter filed a new demurrer seeking to dismiss certain claims. The hearing on this demurrer will be in the first quarter of 2017. In the interim the parties have begun discovery. The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.

In May 2016, two related putative securities class actions (entitled Evellard v. LendingClub Corporation, et al., No. 16-CV-2627-WHA, and Wertz v. LendingClub Corporation, et al., No. 16-CV-2670-WHA) were filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain of its officers and directors. In mid-August 2016, the two actions were consolidated into a single action. The Company moved to dismiss the amended complaint filed in the fourth quarter of 2016. The Court is expected to hear this motion in the first quarter of 2017. The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.

Derivative Lawsuits. In May 2016 and August 2016, respectively, two putative shareholder derivative actions were filed (Avila v. Laplanche, et al., No. CIV538758 and Dua v. Laplanche, et al., CGC-16-553731) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. Both actions were voluntarily dismissed without prejudice. On December 14, 2016, a new putative shareholder derivative action was filed in the Delaware Court of Chancery (Steinberg, et al. v. Morris, et al., C.A. No. 12984-CB), against certain of the Company's current and former officers and directors and naming the Company as a nominal defendant. The action is based on allegations similar to those in the securities class action litigation described above.

Federal Consumer Class Action. In April 2016, a putative class action lawsuit was filed in federal court in New York, alleging that persons received loans, through the Company's platform, that exceeded states' usury limits in violation of state usury and consumer protection laws, and the federal RICO statute. The Company has filed a motion to compel arbitration on an individual basis, which was granted in February 2017. The Company believes that the plaintiff's allegations are without merit, and intends to defend this matter vigorously.

On February 23, 2016, Phoenix Licensing, L.L.C. and LPL Licensing, L.L.C. filed a complaint for patent infringement against the Company in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent Nos. 8,234,184, 6,999,938, 5,987,434, 8,352,317, and 7,860,744 by generating customized marketing materials, replies, and offers to client responses. Although the Company is confident in its position, and is prepared to continue to defend this matter vigorously, the parties have reached a tentative settlement through mediation in the first quarter of 2017.

On May 9, 2016, following the announcement of the board review described elsewhere in this filing, the Company received a grand jury subpoena from the U.S. Department of Justice (DOJ). The Company was also contacted by the SEC and Federal Trade Commission (FTC). The Company continues cooperating with the DOJ, SEC, FTC and any other governmental or regulatory authorities or agencies. No assurance can be given as to the timing or outcome of these matters.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

In addition to the foregoing, the Company is subject to, and may continue to be subject to legal proceedings and regulatory actions in the ordinary course of business, including inquiries by state regulatory bodies related to the Company's marketplace lending model. These include inquiries from the California Department of Business Oversight, Massachusetts Securities Division, New York Department of Financial Services, and West Virginia Attorney General's office. No assurance can be given as to the timing or outcome of these matters.

18. Segment Reporting

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s chief operating decision maker (CODM). For purposes of allocating resources and evaluating financial performance, the Company’s CODM reviews financial information by the product types of personal loans, education and patient finance loans. These product types are aggregated and viewed as one operating segment, and therefore, one reportable segment due to their similar economic characteristics, product economics, production process, and regulatory environment.
Substantially all of the Company’s revenue is generated in the United States. No individual borrower or investor accounted for 10% or more of consolidated net revenue for any of the periods presented.

19. Related Party Transactions

Related party transactions must be reviewed and approved by the Audit Committee of the Company’s Board when not conducted in the ordinary course of business subject to the standard terms of the Company’s online marketplace or certificate investment program. Related party transactions may include any transaction between entities under common control or with a related person occurring since the beginning of the Company’s latest fiscal year, or any currently proposed transaction. This review also includes any material amendment or modification to an existing related party transaction. The Company has defined related persons as members of the Board, executive officers, principal owners of the Company’s outstanding stock and any immediate family members of each such related persons, as well as any other person or entity with significant influence over the Company’s management or operations.

Several of the Company’s executive officers and directors (including immediate family members) have made deposits and withdrawals to their investor accounts and purchased loans, notes and certificates or have investments in private funds managed by LCA. The Company believes all such transactions by related persons were made in the ordinary course of business and were transacted on terms and conditions that were not more favorable than those obtained by similarly situated third-party investors.

At December 31, 2015, Mr. Laplanche, the Company's former CEO and Chairman, and a board member owned approximately 2.0% and 10%, respectively, of limited partnership interests in the Investment Fund, a holding company that participates in a family of funds with other unrelated third parties and purchases whole loans and interests in loans from the Company.

During 2016, this family of funds purchased $256.7 million of whole loans and interests in whole loans. During 2016, the Company earned $1.7 million in servicing fees and $81 thousand in management fees from this family of funds, and paid interest received from the borrowers of the underlying loans of $8.6 million to the family of funds. The Company believes that the sales of whole loans and interests in whole loans, and the servicing and management fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

On April 1, 2016, the Company closed its $10.0 million investment, for an approximate ownership interest of 15% in the Investment Fund. At the time the Company made its investment, the Company's Related Party Investors also had limited partnership interests in the Investment Fund. As of June 30, 2016, the end of the period in which the

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Company's former CEO resigned, the Related Party Investors and the Company had an aggregate ownership of approximately 29% in the Investment Fund. As of December 31, 2016, the Company and a board member had an aggregate ownership interest of approximately 27% in the Investment Fund.

20. Springstone Acquisition

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

The purchase agreement included a total of $25.6 million comprised of $22.1 million of shares of Series F convertible preferred stock (Escrow Shares) and $3.5 million of cash that were placed in a third-party escrow, and are subject to certain vesting and forfeiture conditions applicable to these employees continuing employment over a three-year period from the closing. These amounts are accounted for as a compensation arrangement and expensed over the three-year vesting period and are included under “Other general and administrative” operating expenses in the Consolidated Statements of Operations. Additionally, $19.0 million of the cash consideration and certain Escrow Shares were placed in a third-party escrow for 15 months from the closing date to secure, in part, the indemnification obligations of the sellers under the purchase agreement. In connection with the Acquisition, the Company also paid $2.4 million for transactions costs incurred by Springstone.

The cash portion of the consideration was funded by a combination of cash from us, Series F convertible preferred stock financing, and proceeds from the Term Loan.

The allocation of purchase price as of the acquisition date is as follows:

Fair Value
Assets:
Cash	$2,256
Restricted cash	1,581
Property, equipment and software	366
Other assets	599
Identified intangible assets	40,200
Goodwill	72,592
Liabilities:
Accounts payable	239
Accrued expenses and other liabilities	5,536
Total purchase consideration	$111,819

The amounts of net revenue of Springstone included in the Company’s consolidated statements of operations from the acquisition date of April 17, 2014 to December 31, 2014 was $15.3 million. The Company recognized acquisition-related expenses of $2.3 million for the year ended December 31, 2014, which is included in other general and administrative expense.

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

21. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2016, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements, related notes or below, the Company has determined none of these events were required to be recognized or disclosed.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

22. Quarterly Results of Operations (Unaudited)
The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 2016. The unaudited quarterly statement of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited quarterly statement of operations data. Our historical results are not necessarily indicative of our future operating results. The following quarterly consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Report.

Quarters Ended	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net operating revenue:
Transaction fees	$101,568	$100,813	$96,605	$124,508
Servicing fees	22,951	16,513	11,603	16,942
Management fees	3,076	1,964	3,053	3,545
Other revenue (expense)	1,607	(6,681)	(8,870)	6,270
Total net operating revenue	$129,202	$112,609	$102,391	$151,265
Net interest income and other adjustments	1,320	1,947	1,049	1,029
Total net revenue	$130,522	$114,556	$103,440	$152,294
Operating expenses:
Sales and marketing	55,457	44,901	49,737	66,575
Origination and servicing	18,296	16,332	20,934	19,198
Engineering and product development	32,522	29,428	29,209	24,198
Other general and administrative	56,740	58,940	53,457	38,035
Goodwill impairment	—	1,650	35,400	—
Total operating expenses	$163,015	$151,251	$188,737	$148,006
Income (loss) before income tax expense	(32,493)	(36,695)	(85,297)	4,288
Income tax (benefit) expense	(224)	(209)	(3,946)	151
Net income (loss)	$(32,269)	$(36,486)	$(81,351)	$4,137
Other data(1):
Loan originations(2)	$1,987,278	$1,972,034	$1,955,401	$2,750,033
Weighted-average common shares - Basic	395,877,053	391,453,316	382,893,402	380,266,636
Weighted-average common shares - Diluted	395,877,053	391,453,316	382,893,402	392,397,825
Net income (loss) per share:
Basic	$(0.08)	$(0.09)	$(0.21)	$0.01
Diluted	$(0.08)	$(0.09)	$(0.21)	$0.01

(1)	For more information about loan originations, see “Item 7 – Management's Discussion and Analysis – Key Operating and Financial Metrics.”

(2)	Loan originations include loans facilitated through the platform plus outstanding purchase commitments at period end.

LENDINGCLUB CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Quarters Ended	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Net operating revenue:
Transaction fees	$114,955	$100,420	$85,651	$72,482
Servicing fees	11,941	8,999	6,479	5,392
Management fees	3,313	2,900	2,548	2,215
Other revenue (expense)	4,262	2,743	1,441	956
Total net operating revenue	$134,471	$115,062	$96,119	$81,045
Net interest income and other adjustments	1,047	1,214	798	187
Total net revenue	$135,518	$116,276	$96,917	$81,232
Operating expenses:
Sales and marketing	$53,537	$44,018	$39,501	$34,470
Origination and servicing	17,696	16,732	14,706	12,201
Engineering and product development	23,887	21,063	18,214	13,898
Other general and administrative	35,245	32,280	28,247	26,410
Total operating expenses	$130,365	$114,093	$100,668	$86,979
Income (loss) before income tax expense	5,153	2,183	(3,751)	(5,747)
Income tax expense	584	1,233	389	627
Net income (loss)	$4,569	$950	$(4,140)	$(6,374)
Other data(1):
Loan originations(2)	$2,579,201	$2,235,647	$1,911,759	$1,635,090
Weighted-average common shares - Basic	378,631,340	375,982,120	372,841,945	371,959,312
Weighted-average common shares - Diluted	402,634,010	401,934,880	372,841,945	371,959,312
Net income (loss) per share:
Basic	$0.01	$0.00	$(0.01)	$(0.02)
Diluted	$0.01	$0.00	$(0.01)	$(0.02)

(1)	For more information about loan originations, see “Item 7 – Management's Discussion and Analysis – Key Operating and Financial Metrics.”

(2)	Loan originations include loans facilitated through the platform plus outstanding purchase commitments at period end.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016. In designing and evaluating its disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

LENDINGCLUB CORPORATION

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2016 were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, has independently audited the effectiveness of our internal control over financial reporting and its report is included below.

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

Changes in Internal Control Over Financial Reporting

As previously disclosed in Item 9A of our Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2015, management identified a material weakness during the second fiscal quarter of 2016 relating to the aggregation of control deficiencies in the Company’s “tone at the top” and concluded that its internal control over financial reporting was ineffective as of December 31, 2015. The Company made a similar conclusion with respect to its internal control over financial reporting as of March 31, 2016, June 30, 2016, and September 30, 2016, as disclosed in Item 4 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016, respectively. The contributing factor to the deficiencies aggregating to the material weakness was the Company's lack of an appropriate “tone at the top” set by certain former members of senior management. The following steps have been implemented by the Company in 2016 to remediate the material weakness:

•	Replacement of certain senior managers and executives, including the Company’s former CEO.

•	The Company separated the positions of CEO and Chair of the Board, appointing an independent board member, Hans Morris, as Chair.

•
Development and implementation of trainings, led by the CEO and reinforced by executives throughout the organization, on the Company's Code of Conduct and Ethics Policy, which included raising awareness and understanding of the importance of financial reporting integrity.

•	Realignment of the annual employee performance process to include consideration of employees’ demonstration of the Company’s values.

•	Comprehensive review and validation of historical data changes on our platform, and the creation of a data change classification matrix and change approval process over live database changes.

LENDINGCLUB CORPORATION

•	Further training of executives and directors on ways to identify and report conflicts of interests and related party transactions.

•	Improvement of and training on the Company’s policy and procedures on related party transactions.

•
The Company and LC Advisors, LLC (LCA) have established a majority independent governing board of the partnerships and separately managed accounts of LCA (the Governing Board) for the Funds to provide fiduciary oversight and make binding determinations for certain actions and activities of the Funds including, but not limited to, approval of valuation policies and procedures, and review adherence to the investment restrictions and guidelines of the Funds. Further, we have realigned responsibilities for accounting and financial reporting for the Funds within the Company.

•
New processes and controls designed to ensure that our investor contracts, including contract amendments, adhere to enhanced requirements established by the Risk Committee of the Board for the governance and review of contract provisions and amendments.

As of December 31, 2016, management completed its assessment of the design and operating effectiveness of the internal controls over financial reporting. Based on this assessment, management concluded that the material weakness was remediated as of December 31, 2016.

Except as noted in the preceding paragraphs, no other change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LendingClub Corporation
San Francisco, California

We have audited the internal control over financial reporting of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and our report dated February 28, 2017, expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

San Francisco, California
February 28, 2017

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our Proxy Statement under the headings “Corporate Governance at LendingClub” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the 2016 fiscal year.

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

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

LENDINGCLUB CORPORATION

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts (in thousands)

		Additions
	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Deferred Tax Assets:
Year ended December 31, 2016	$25,348	$50,577	$—	$617	$75,308
Year ended December 31, 2015	$26,788	$—	$680	$2,120	$25,348
Year ended December 31, 2014	$19,931	$6,857	$—	$—	$26,788

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
Date: February 28, 2017

LENDINGCLUB CORPORATION

By:	/s/ Scott Sanborn
Scott Sanborn
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Sanborn and Thomas Casey, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LENDINGCLUB CORPORATION

Signature	Title	Date

/s/ Scott Sanborn	Chief Executive Officer and President	February 28, 2017
Scott Sanborn

/s/ Thomas W. Casey	Chief Financial Officer	February 28, 2017
Thomas W. Casey

/s/ Bradley Coleman	Principal Accounting Officer	February 28, 2017
Bradley Coleman

/s/ Jeffrey M. Crowe	Director	February 28, 2017
Jeffrey M. Crowe

/s/ Daniel T. Ciporin	Director	February 28, 2017
Daniel T. Ciporin

/s/ John J. Mack	Director	February 28, 2017
John J. Mack

/s/ Mary Meeker	Director	February 28, 2017
Mary Meeker

/s/ John C. Morris	Director	February 28, 2017
John C. Morris

/s/ Lawrence Summers	Director	February 28, 2017
Lawrence Summers

/s/ Simon Williams	Director	February 28, 2017
Simon Williams

/s/ Timothy J. Mayopoulos	Director	February 28, 2017
Timothy J. Mayopoulos

LENDINGCLUB CORPORATION

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of LendingClub Corporation	8-K	000-54752	3.1	December 16, 2014
3.2	Restated Bylaws of LendingClub Corporation	8-K	333-151827	3.2	December 16, 2014
4.1	Form of Three-Year Member Payment Dependent Note (included as Exhibit A to Exhibit 4.6)	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014
4.2	Form of Five-Year Member Payment Dependent Note (included as Exhibit B to Exhibit 4.6)	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014
4.3	Form of Indenture by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Amendment No. 3	333-151827	4.2	October 9, 2008
4.4	First Supplemental Indenture, dated as of July 10, 2009, by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Post- Effective Amendment No. 3	333-151827	4.3	July 23, 2009
4.5	Second Supplemental Indenture, dated as of May 5, 2010, by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Post- Effective Amendment No. 5	333-151827	4.5	May 6, 2010
4.6	Third Supplemental Indenture, dated as of October 3, 2014, by and between LendingClub Corporation and Wells Fargo Bank, National Association.	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014
4.7	Amended and Restated Investor Rights Agreement, dated as of April 16, 2014, by and among LendingClub Corporation and the Investors named therein	8-K	000-54752	4.1	April 17, 2014
4.8	Form of Common Stock Certificate of LendingClub Corporation	S-1, Amendment No. 2	333-198393	4.8	November 17, 2014
10.1	Form of Indemnity Agreement	S-1, Amendment No. 3	333-198393	10.1	December 1,2014
10.2	Form of Borrower Agreement					X
10.3	LendingClub Corporation 2007 Stock Incentive Plan, as amended, and form of award agreement thereunder	S-1, Amendment No. 3	333-198393	10.4	December 1, 2014
10.4	2014 Equity Incentive Plan, and forms of award agreements thereunder	S-1, Amendment No. 3	333-198393	10.6	December 1, 2014
10.5	2014 Employee Stock Purchase Plan, and forms of enrollment agreements thereunder	S-1, Amendment No. 3	333-198393	10.7	December 1, 2014
10.6	2016 Cash Retention Bonus Plan	10-Q	011-36771	10.1	August 9, 2016

LENDINGCLUB CORPORATION

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7	Hosting Services Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc.	10-K	333-151827	10.15	June 17, 2009
10.8	Services Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc.	S-1, Amendment No. 1	333-198393	10.11	October 20, 2014
10.9	License Agreement, dated as of October 6, 2008, by and between LendingClub Corporation and FOLIOfn Investments, Inc.	10-K	333-151827	10.17	June 17, 2009
10.10	Backup and Successor Servicing Agreement, dated as of September 15, 2011, by and between Portfolio Financial Servicing Company and LendingClub Corporation	S-1, Amendment No. 1	333-198393	10.13	October 20, 2014
10.11	Form of Employment Agreement for Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.15	December 1, 2014
10.12	Form of Employment Agreement for Executive Officers other than Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.16	December 1, 2014
10.13	Credit and Guaranty Agreement, dated as of December 17, 2015, among LendingClub Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the lenders party thereto	8-K	011-36771	10.1	December 22, 2015
10.14	Pledge and Security Agreement, dated December 17, 2015, by and among LendingClub Corporation, the grantors referred to therein and Morgan Stanley Senior Funding, Inc.	8-K	011-36771	10.2	December 22, 2015
10.15	Lease Agreement, dated as of May 17, 2013, by and between LendingClub Corporation and Forward One, LLC, as amended	S-1, Amendment No. 2	333-198393	10.22	November 17, 2014
10.16	Assignment and Assumption of Lease, dated as of October 17, 2014, by and between LendingClub Corporation and Teachscape, Inc.	S-1, Amendment No. 2	333-198393	10.23	November 17, 2014
10.17	Lease Agreement, dated as of April 16, 2015, by and between LendingClub Corporation and 595 Market Street, Inc.	10-Q	011-36771	10.31	May 5, 2015
10.18	Form of Fund Subscription Agreement	S-1, Amendment No. 1	333-198393	10.24	October 20, 2014
10.19	Form of Investment Advisory Agreement	S-1, Amendment No. 1	333-198393	10.25	October 20, 2014
10.20	Form of Master Loan Purchase Agreement	10-Q	011-36771	10.1	November 9, 2016
10.21	Form of Master Loan Servicing Agreement	10-Q	011-36771	10.2	November 9, 2016
10.22	Form of Investor Agreement	10-Q	011-36771	10.5	August 5, 2015

LENDINGCLUB CORPORATION

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23	Form of LCA Investment Advisory Agreement	S-1, Amendment No. 4	333-198393	10.29	December 8, 2014
10.24	Form of Certificate Account Opening and Maintenance Agreement	S-1, Amendment No. 4	333-198393	10.30	December 8, 2014
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
+    Confidential treatment requested