Form 10-Q
period 2017-06-30
LendingClub Corp
filed 2017-08-08
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
Commission File Number: 001-36771

LendingClub Corporation (Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

71 Stevenson Street, Suite 300, San Francisco, CA 94105
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (415) 632-5600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2017, there were 411,400,103 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

LENDINGCLUB CORPORATION

Except as the context requires otherwise, as used herein, “LendingClub,” “Company,” “we,” “us,” and “our,” refer to LendingClub Corporation, a Delaware corporation, and, where appropriate, its subsidiaries and consolidated variable interest entities (VIEs):

•
LC Advisors, LLC and its wholly-owned subsidiaries (LCA), a wholly-owned registered investment advisor with the Securities and Exchange Commission (SEC) that acts as the general partner for certain private funds and as advisor to separately managed accounts and funds of which LCA’s wholly-owned subsidiaries are the general partners.

•	Springstone Financial, LLC (Springstone), a wholly-owned company that facilitates education and patient finance loans.

•
LC Trust I (the Trust), an independent Delaware business trust that acquires loans from the Company and holds them for the sole benefit of certain investors that have purchased a trust certificate (Certificate) issued by the Trust and that are related to specific underlying loans for the benefit of the investor.

•
As the sponsor of an asset-backed securities securitization transaction, LendingClub owns a 56% interest in a majority-owned affiliate (MOA), LendingClub Operated Aggregator Note (LOAN) NP I, LLC. The Company holds a controlling financial interest and is the primary beneficiary of the MOA.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report on Form 10-Q (Report) include, without limitation, statements regarding borrowers, credit scoring, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. You can identify these forward-looking statements by words such as “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “will,” or similar expressions.

These forward-looking statements include, among other things, statements about:

•	the ability of borrowers to repay loans and the plans of borrowers;

•	our ability to maintain investor confidence in the operation of our platform;

•	the likelihood of investors to continue to, directly or indirectly, invest through our platform;

•	our ability to secure additional sources of investor commitments for our platform and the continued deployment of those investor commitments on the platform;

•	expected rates of return for investors;

•	the effectiveness of our platform’s credit scoring models;

•	the use or potential use of our own capital to purchase loans;

•
commitments or investments in loans to support contractual obligations, such as to Springstone’s issuing bank for loans that Springstone facilitates and that are originated by the issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner (Pool B loans) or repurchase obligations, securitizations, regulatory commitments, such as direct mail, short-term marketplace equilibrium, the testing or initial launch of alternative loan terms, programs or channels that we do not have sufficient performance data on, or customer accommodations;

•	transaction fees or other revenue we expect to recognize after loans are issued by our issuing bank partners;

•	our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between the interim period and full year results;

•	capital expenditures;

•	the impact of new accounting standards;

•	investor, borrower, platform and loan performance-related factors that may affect our revenue;

•	the potential adoption rates and returns related to new products and services;

•	the potential impact of macro-economic developments that could impact the credit performance of our loans, notes and certificates, and influence borrower and investor behavior;

•	our ability to develop and maintain effective internal controls;

LENDINGCLUB CORPORATION

•	our ability to recruit and retain quality employees to support future growth;

•	our compliance with applicable local, state and Federal laws, regulations and regulatory developments or court decisions affecting our business; and

•	other risk factors listed from time to time in reports we file with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$538,444	$515,602
Restricted cash	161,672	177,810
Securities available for sale at fair value (includes $17,536 and $0 in consolidated VIEs, respectively)	225,261	287,137
Loans at fair value (includes $2,145,465 and $2,600,422 in consolidated VIEs, respectively)	3,796,999	4,311,984
Loans held for sale at fair value	36,331	9,048
Accrued interest receivable (includes $19,552 and $24,037 in consolidated VIEs, respectively)	34,931	40,299
Property, equipment and software, net	97,943	89,263
Intangible assets, net	23,992	26,211
Goodwill	35,633	35,633
Other assets	78,232	69,644
Total assets	$5,029,438	$5,562,631
Liabilities and Equity
Accounts payable	$13,452	$10,889
Accrued interest payable (includes $22,308 and $26,839 in consolidated VIEs, respectively)	38,413	43,574
Accrued expenses and other liabilities	90,745	85,619
Payable to investors	97,218	125,884
Notes and certificates at fair value (includes $2,160,838 and $2,616,023 in consolidated VIEs, respectively)	3,805,582	4,320,895
Total liabilities	4,045,410	4,586,861
Equity
Common stock, $0.01 par value; 900,000,000 shares authorized; 413,009,296 and 400,262,472 shares issued, respectively; 410,726,596 and 397,979,772 shares outstanding, respectively	4,130	4,003
Additional paid-in capital	1,283,129	1,226,206
Accumulated deficit	(290,882)	(234,187)
Treasury stock, at cost; 2,282,700 shares	(19,485)	(19,485)
Accumulated other comprehensive loss	(596)	(767)
Total LendingClub stockholders’ equity	976,296	975,770
Noncontrolling interests	7,732	—
Total equity	984,028	975,770
Total liabilities and equity	$5,029,438	$5,562,631
See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue:
Transaction fees	$107,314	$96,605	$206,006	$221,113
Investor fees (1)	21,116	14,656	42,296	35,143
Other revenue (expense) (1)	4,223	(9,910)	6,444	(3,807)
Interest income	157,260	179,685	318,256	357,564
Interest expense	(150,340)	(177,596)	(308,947)	(354,279)
Net interest income	6,920	2,089	9,309	3,285
Total net revenue	139,573	103,440	264,055	255,734
Operating expenses:
Sales and marketing	55,582	49,737	110,165	116,312
Origination and servicing	21,274	20,934	41,723	40,132
Engineering and product development	35,718	29,209	71,478	53,407
Other general and administrative	52,495	53,457	96,069	91,492
Goodwill impairment	—	35,400	—	35,400
Total operating expenses	165,069	188,737	319,435	336,743
Income (loss) before income tax expense	(25,496)	(85,297)	(55,380)	(81,009)
Income tax (benefit) expense	(52)	(3,946)	(92)	(3,795)
Consolidated net loss	(25,444)	(81,351)	(55,288)	(77,214)
Less: Income attributable to noncontrolling interests	10	—	10	—
LendingClub net loss	$(25,454)	(81,351)	(55,298)	(77,214)
Net loss per share attributable to LendingClub:
Basic	$(0.06)	$(0.21)	$(0.14)	$(0.20)
Diluted	$(0.06)	$(0.21)	$(0.14)	$(0.20)
Weighted-average common shares - Basic	406,676,996	382,893,402	403,510,351	381,794,090
Weighted-average common shares - Diluted	406,676,996	382,893,402	403,510,351	381,794,090

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1 – Basis of Presentation” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
LendingClub net income (loss)	$(25,454)	$(81,351)	$(55,298)	$(77,214)
Other comprehensive income (loss), before tax:
Net unrealized gain on securities available for sale	49	796	285	1,599
Other comprehensive income (loss), before tax	49	796	285	1,599
Income tax effect	19	650	114	650
Other comprehensive income (loss), net of tax	30	146	171	949
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—
LendingClub other comprehensive income (loss), net of tax	30	146	171	949
LendingClub comprehensive income (loss)	(25,424)	(81,205)	(55,127)	(76,265)
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Total comprehensive income (loss)	$(25,424)	$(81,205)	$(55,127)	$(76,265)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	LendingClub Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Non-controlling interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2016	397,979,772	$4,003	$1,226,206	2,282,700	$(19,485)	$(767)	$(234,187)	$975,770	$—	$975,770
Stock-based compensation and related tax effects	—	—	45,192	—	—	—	(1,397)	43,795	—	43,795
Stock option exercises and other	12,181,123	122	8,881	—	—	—	—	9,003	—	9,003
ESPP purchase shares	565,701	5	2,850	—	—	—	—	2,855	—	2,855
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	—	171	—	171	—	171
Excess tax benefit from share-based award activity	—	—	—	—	—	—	—	—	—	—
Contribution of interests in consolidated VIE	—	—	—	—	—	—	—	—	7,722	7,722
Net loss	—	—	—	—	—	—	(55,298)	(55,298)	10	(55,288)
Balance at June 30, 2017	410,726,596	$4,130	$1,283,129	2,282,700	$(19,485)	$(596)	$(290,882)	$976,296	$7,732	$984,028

	LendingClub Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Non-controlling interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2015	379,716,630	$3,797	$1,127,951	—	$—	$(1,671)	$(88,217)	$1,041,860	$—	$1,041,860
Stock-based compensation and related tax effects	—	—	33,611	—	—	—	—	33,611	—	33,611
Stock option exercises and other	7,367,772	74	5,748	—	—	—	—	5,822	—	5,822
Treasury stock	(2,282,700)	—	—	2,282,700	(19,485)	—	—	(19,485)	—	(19,485)
ESPP purchase shares	721,918	7	2,508	—	—	—	—	2,515	—	2,515
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	—	949	—	949	—	949
Excess tax benefit from share-based award activity	—	—	(62)	—	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	(77,214)	(77,214)	—	(77,214)
Balance at June 30, 2016	385,523,620	$3,878	$1,169,756	2,282,700	$(19,485)	$(722)	$(165,431)	$987,996	$—	$987,996

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Consolidated net loss	$(55,288)	$(77,214)
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Net fair value adjustments of loans, loans held for sale, notes and certificates	3,588	1,208
Change in fair value of loan servicing liabilities	(1,448)	(2,301)
Change in fair value of loan servicing assets	9,122	4,663
Stock-based compensation, net	38,586	28,468
Excess tax benefit from share-based awards	—	62
Goodwill impairment charge	—	35,400
Depreciation and amortization	21,099	13,746
(Gain) Loss on sales of loans	(14,762)	5,748
Other, net	608	541
Purchase of loans held for sale	(2,561,796)	(2,557,171)
Principal payments received on loans held for sale	8,291	932
Proceeds from sales of whole loans	2,521,761	2,539,614
Purchase of loans held for sale by consolidated VIE	(263,158)	—
Proceeds from sale of securities by consolidated VIE, net of underwriting fees and costs	260,829	—
Net change in operating assets and liabilities:
Accrued interest receivable	5,368	(2,208)
Other assets	(4,022)	(3,190)
Due from related parties	136	18
Accounts payable	1,614	2,038
Accrued interest payable	(5,161)	3,657
Accrued expenses and other liabilities	3,981	4,799
Net cash used for operating activities	(30,652)	(1,190)
Cash Flows from Investing Activities:
Purchases of loans	(1,002,661)	(1,441,716)
Principal payments received on loans	1,265,892	1,180,096
Proceeds from recoveries and sales of charged-off loans	22,694	16,934
Proceeds from sales of whole loans	2,118	22,274
Purchases of securities available for sale	(56,210)	(3,543)
Proceeds from maturities of securities available for sale	135,834	42,806
Investment in Cirrix Capital	—	(10,000)
Net change in restricted cash	16,138	(46,874)
Purchases of property, equipment and software, net	(19,719)	(26,905)
Net cash provided by (used for) investing activities	364,086	(266,928)

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Financing Activities:
Change in payable to investors	(28,666)	14,658
Proceeds from issuances of notes and certificates	995,986	1,400,505
Proceeds from secured borrowings	—	22,274
Repayments of secured borrowings	—	(22,274)
Principal payments and retirements of notes and certificates	(1,260,992)	(1,169,545)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(22,493)	(16,916)
Repurchase of common stock	—	(19,485)
Proceeds from stock option exercises and other	9,024	5,825
Proceeds from issuance of common stock for ESPP	2,856	2,516
Excess tax benefit from share-based awards	—	(62)
Purchase of noncontrolling interest in consolidated VIE	(6,307)	—
Other financing activities	—	17
Net cash (used for) provided by financing activities	(310,592)	217,513
Net Increase (Decrease) in Cash and Cash Equivalents	22,842	(50,605)
Cash and Cash Equivalents, Beginning of Period	515,602	623,531
Cash and Cash Equivalents, End of Period	$538,444	$572,926
Supplemental Cash Flow Information:
Cash paid for interest	$313,976	$350,490
Non-cash investing activity:
Accruals for property, equipment and software	$2,070	$3,135
Beneficial interests retained by consolidated VIE	$17,536	$—
Non-cash financing activity:
Noncontrolling interests’ contribution of beneficial interests in consolidated VIE	$7,722	$—

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

1. Basis of Presentation

LendingClub Corporation (LendingClub) operates an online marketplace lending platform that connects borrowers and investors. LC Advisors, LLC (LCA), is a registered investment advisor with the Securities and Exchange Commission (SEC) and wholly-owned subsidiary of LendingClub that acts as the general partner for certain private funds. Additionally, LCA is an advisor to separately managed accounts (SMAs) and funds of which LCA’s wholly-owned subsidiaries are the general partners. Springstone Financial, LLC (Springstone), is a wholly-owned subsidiary of LendingClub that facilitates education and patient finance loans. LC Trust I (the Trust) is an independent Delaware business trust that acquires loans from LendingClub and holds them for the sole benefit of certain investors that have purchased trust certificates (Certificates) issued by the Trust that are related to specific underlying loans for the benefit of the investor.

As the sponsor of an asset-backed securities securitization transaction, LendingClub owns a 56% interest in a majority-owned affiliate (MOA). The Company holds a controlling financial interest and is the primary beneficiary of the MOA and consolidates the MOA in its financial statements. For additional information about the Company’s securitization activities, see “Note 6. Securitization of Personal Whole Loans.”

The accompanying unaudited condensed consolidated financial statements include LendingClub, its subsidiaries (collectively referred to as the Company, we, or us) and consolidated variable interest entities. Noncontrolling interests are reported as a separate component of consolidated equity from the equity attributable to LendingClub’s stockholders for all periods presented. All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. These accounting principles require management to make certain estimates and assumptions that affect the amounts in the accompanying financial statements. Actual results may differ from those estimates, and results reported in the interim periods are not necessarily indicative of the results for the full year or any other interim period.

In the first quarter of 2017, the Company simplified the presentation of “Total net revenue” in the unaudited Condensed Consolidated Statements of Operations to present revenues from transactions with investors as a single line item reported as “Investor fees ” by aggregating the revenues previously separately reported as “Servicing fees” and “Management fees.” Additionally, the Company aggregated “Fair value adjustments - loans, loans held for sale, notes and certificates” into “Other revenue (expense).” These changes had no impact to “Total net revenue.” Prior period amounts have been reclassified to conform to the current period presentation.

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (Annual Report) filed on February 28, 2017.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report. There have been no significant changes to these significant accounting policies for the six month period ended June 30, 2017, except as noted below.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Transfers of Financial Assets

The Company accounts for transfers of financial assets as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Gains and losses resulting from transfers are included in “Other revenue” in the accompanying consolidated statements of operations. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the balance sheet at fair value.

Transfers of financial assets that do not qualify for sale accounting are reported as secured borrowings. Accordingly, the related assets remain on the Company’s balance sheet and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with related interest expense recognized over the life of the related transactions.

Goodwill and Intangible Assets

Goodwill represents the fair value of acquired businesses in excess of the aggregate fair value of the identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Impairment exists whenever the carrying value of a reporting unit with goodwill exceeds its estimated fair value. Our annual impairment testing date is April 1. In the first quarter of 2017, the Company adopted Accounting Standards Update (ASU) 2017-04, which simplifies the accounting for goodwill impairments by eliminating Step 2 of the goodwill impairment test. The Company amended its accounting policy for goodwill and intangible assets accordingly.

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

If the Company does not qualitatively assess goodwill it compares a reporting unit’s estimated fair value to its carrying value. The estimated fair value of the Company’s reporting unit is established using an income approach based on a discounted cash flow model and a market approach, which compares the reporting unit to comparable companies in their respective industries.

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

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ share of income or losses, and share of total equity, from a consolidated subsidiary or consolidated variable interest entity in which the Company holds less than 100% ownership.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Legal Expenses

Legal fees are expensed as incurred and are included in other general and administrative expenses in the consolidated statements of operations. Insurance recoveries associated with the reimbursement of legal expenses incurred, if any, are included in other general and administrative expenses as a contra-expense in the consolidated statements of operations.

Adoption of New Accounting Standards

The Company adopted the following accounting standards during the six month period ended June 30, 2017:

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

Under ASU 2016-09, the Company now recognizes the excess income tax benefits or deficiencies from stock-based compensation in the income tax provision in the Consolidated Statements of Operations, and as an operating activity in the Consolidated Statements of Cash Flows. Additionally, excess tax benefits and tax deficiencies are now excluded from the calculation of assumed proceeds under the treasury stock method when computing fully diluted earnings per share. Upon the adoption of this standard, the Company recognized a $57.0 million deferred tax asset with a full valuation allowance (net zero impact upon adoption) in the consolidated balance sheets for the excess income tax benefits from stock-based compensation as of January 1, 2017.

The Company also elected to recognize forfeitures as they occur for equity awards with only a service condition, rather than estimate expected forfeitures, as permitted by ASU 2016-09. The Company recorded a $1.4 million reclassification to 2017 beginning accumulated deficit to remove the estimate of forfeitures as of January 1, 2017.

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, simplifies the accounting for goodwill impairments by eliminating Step 2 of the goodwill impairment test. Under ASU 2017-04, a goodwill impairment loss is now measured as the amount by which the carrying amount of a reporting unit exceeds its fair value. The Company elected to early adopt ASU 2017-04 effective January 1, 2017. The adoption did not have an effect on the Company’s condensed consolidated financial statements for the six month period ended June 30, 2017.

New Accounting Standards Not Yet Adopted

Updates to the new accounting standards not yet adopted as disclosed in the Company’s Annual Report for the year ended December 31, 2016 are as follows:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will be effective January 1, 2018. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts both the likelihood of payment and the timing of the related transfer of goods or performance of services. In March 2016, the FASB issued an amendment (ASU 2016-08) to the new revenue recognition guidance clarifying how to determine if an entity is a principal or agent in a transaction. In April (ASU 2016-10) and May (ASU 2016-12) of 2016, the FASB further amended the guidance to include performance obligation identification, licensing implementation, collectability assessment and other presentation and transition

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

clarifications. The effective date and transition requirements for the amendments are the same as for ASU 2014-09. The Company plans to adopt the revenue recognition guidance beginning January 1, 2018 and currently anticipates using the modified retrospective method of adoption. However, the adoption method to be used is subject to completion of the Company’s impact assessment. Upon initial evaluation, the Company believes there will be no material changes to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606. Additionally, we believe there will be no material changes to the presentation of revenue as gross versus net, or to the amount of capitalized contract costs. The Company has dedicated internal resources, engaged a service provider, and continues to execute its project plan to evaluate the impacts of implementation, including impacts to its processes and internal controls. Because we do not believe there will be a material change to the timing and pattern of revenue recognition, we do not expect there will be material changes to the Company’s processes and internal controls. However, that assessment currently is underway. The Company also will continue to evaluate new revenue streams and analyze other aspects of Topic 606 that may be relevant.

ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, (ASU 2017-09), clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company is still evaluating the impact of this ASU to its consolidated financial statements.

3. Net Loss Per Share

The following table details the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
LendingClub net loss	$(25,454)	$(81,351)	$(55,298)	$(77,214)
Weighted average common shares - Basic	406,676,996	382,893,402	403,510,351	381,794,090
Weighted average common shares - Diluted	406,676,996	382,893,402	403,510,351	381,794,090
Net loss per share attributable to LendingClub:
Basic	$(0.06)	$(0.21)	$(0.14)	$(0.20)
Diluted	$(0.06)	$(0.21)	$(0.14)	$(0.20)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of June 30, 2017 and December 31, 2016, were as follows:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$140,613	$192	$(60)	$140,745
U.S. agency securities	19,600	6	—	19,606
Certificates of deposit	18,624	—	—	18,624
Asset-backed securities	11,544	—	(4)	11,540
Commercial paper	10,718	—	—	10,718
U.S. Treasury securities	2,495	—	(4)	2,491
Asset-backed securities related to consolidated VIE	17,537	—	(1)	17,536
Other securities	4,001	—	—	4,001
Total securities available for sale	$225,132	$198	$(69)	$225,261

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$181,359	$63	$(199)	$181,223
Certificates of deposit	27,501	—	—	27,501
Asset-backed securities	25,369	4	(9)	25,364
Commercial paper	20,164	—	—	20,164
U.S. agency securities	19,602	21	—	19,623
U.S. Treasury securities	2,493	3	—	2,496
Other securities	10,805	—	(39)	10,766
Total securities available for sale	$287,293	$91	$(247)	$287,137

The senior securities and the subordinated residual certificates related to the securitization transaction (See “Note 6. Securitization of Personal Whole Loans”) are accounted for as securities available for sale. The senior securities and subordinate residual certificates are included in “Asset-backed securities related to consolidated VIE” in the table above. The senior securities are valued using prices obtained from third party pricing services (Level 2 of the fair value hierarchy) as described in the Company’s Annual Report (“Note 2. Summary of Significant Accounting Policies”). The subordinated residual certificates are valued by an independent valuation firm, which utilizes discounted cash flow models that incorporate contractual payment terms and estimates to discounts rates, credit losses, and prepayment rates (Level 3 of the fair value hierarchy). The fair value of the subordinated residual certificate was $3.5 million at June 30, 2017.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of securities available for sale with unrealized losses as of June 30, 2017 and December 31, 2016, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$56,198	$(56)	$3,999	$(4)	$60,197	$(60)
Asset-backed securities	6,250	(4)	—	—	6,250	(4)
U.S. Treasury securities	2,491	(4)	—	—	2,491	(4)
Asset-backed securities related to consolidated VIE	13,970	(1)	—	—	13,970	(1)
Total securities with unrealized losses(1)	$78,909	$(65)	$3,999	$(4)	$82,908	$(69)

	Less than 12 months		12 months or longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$107,862	$(185)	$11,682	$(14)	$119,544	$(199)
Asset-backed securities	6,628	(8)	1,870	(1)	8,498	(9)
Other securities	6,800	(3)	3,966	(36)	10,766	(39)
Total securities with unrealized losses(1)	$121,290	$(196)	$17,518	$(51)	$138,808	$(247)

(1)	The number of investment positions with unrealized losses at June 30, 2017 and December 31, 2016 totaled 49 and 72, respectively.

There were no impairment charges on securities available for sale recognized during the first half of 2017 or 2016.

The contractual maturities of securities available for sale at June 30, 2017, were as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Corporate debt securities	$101,323	$39,422	$—	$—	$140,745
U.S. agency securities	19,606	—	—	—	19,606
Certificates of deposit	17,120	1,504	—	—	18,624
Asset-backed securities	6,438	5,102	—	—	11,540
Commercial paper	10,718	—	—	—	10,718
U.S. Treasury securities	—	2,491	—	—	2,491
Asset-backed securities related to consolidated VIE	—	—	17,536	—	17,536
Other securities	—	4,001	—	—	4,001
Total fair value	$155,205	$52,520	$17,536	$—	$225,261
Total amortized cost	$155,206	$52,389	$17,537	$—	$225,132

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

During the second quarter and first half of 2017, the Company’s MOA sold $265.4 million in asset-backed securities related to its sponsored securitization transaction. There were no realized gains or losses related to such sales. For further information, see “Note 6. Securitization of Personal Whole Loans.” There were no other sales of securities available for sale during the first half of 2017 or 2016.

5. Loans, Loans Held For Sale, Notes and Certificates and Loan Servicing Rights

Loans, Loans Held For Sale, Notes and Certificates

The Company sells loans and issues notes and the Trust issues certificates as a means to allow investors to invest in the corresponding loans. At June 30, 2017 and December 31, 2016, loans, loans held for sale, notes and certificates measured at fair value on a recurring basis were as follows:

	Loans		Loans Held For Sale		Notes and Certificates
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Aggregate principal balance outstanding	$4,041,550	$4,565,653	$37,287	$9,345	$4,048,717	$4,572,912
Net fair value adjustments	(244,551)	(253,669)	(956)	(297)	(243,135)	(252,017)
Fair value	$3,796,999	$4,311,984	$36,331	$9,048	$3,805,582	$4,320,895

Loans invested in by the Company for which there was no associated note or certificate had an aggregate principal balance outstanding of $57.2 million and a fair value of $54.8 million at June 30, 2017. Loans invested in by the Company for which there was no associated note or certificate had an aggregate principal balance outstanding of $27.9 million and a fair value of $25.9 million at December 31, 2016.

The Company places all loans that are contractually past due by 120 days or more on non-accrual status. At June 30, 2017 and December 31, 2016, loans that were 90 days or more past due (including non-accrual loans) were as follows:

	June 30, 2017		December 31, 2016
	> 90 days past due	Non-accrual loans	> 90 days past due	Non-accrual loans
Outstanding principal balance	$36,357	$1,375	$45,718	$5,055
Net fair value adjustments	(31,177)	(1,154)	(40,183)	(4,392)
Fair value	$5,180	$221	$5,535	$663
# of loans (not in thousands)	3,396	135	4,041	483

Loan Servicing Rights

Loans underlying loan servicing rights had a total outstanding principal balance of $7.08 billion and $6.54 billion as of June 30, 2017 and December 31, 2016, respectively.

6. Securitization of Personal Whole Loans

On June 22, 2017, the Company sponsored the securitization of unsecured personal whole loans with an unpaid principal balance of $336.6 million through an asset-backed securitization transaction. The loans were facilitated through the Company’s marketplace and originally sold to third-party whole loan investors. In connection with this securitization, the Company established a majority-owned affiliate (MOA) to hold the risk retention interest

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

required to be held by the sponsor of a securitization transaction. The MOA purchased the loans from the investors and simultaneously transferred them to a securitization trust with the transfer accounted for as a sale of financial assets.

The securitization trust issued senior securities and subordinated residual certificates to the MOA with an aggregate value of $350.7 million as consideration for the transferred loans. The MOA sold 95% of senior securities to third-party investors for $260.8 million in net cash proceeds and then distributed the cash and 95% of the subordinated residual certificates to the original whole loan investors. To comply with regulatory credit risk retention rules, the MOA retained 5% of each of the senior securities and the subordinated residual certificate. As of June 30, 2017, the fair value of the senior securities and subordinate residual certificates held by the MOA was $14.0 million and $3.5 million, respectively (See “Note 4. Securities Available for Sale”).

As of June 30, 2017, the Company owned 56% of the MOA, with the remaining 44% owned by unaffiliated investors that is reflected as noncontrolling interests in the Company’s consolidated financial statements. The MOA is a variable interest entity in which the Company holds a controlling financial interest and is the primary beneficiary. Accordingly, the Company consolidates the MOA in its financial statements. The securitization trust used to effect the transaction is a variable interest entity that the Company does not consolidate because it is not the primary beneficiary.

The net pre-tax gain on sale from this securitization transaction was $1.7 million, which is included in “Other revenue” in the consolidated statements of operations. Additionally, the Company retained the loan servicing responsibilities for which it will receive servicing fees over the life of the underlying loans. The fair value of the servicing asset related to the loans originally sold to third-party whole loan investors was reduced by $1.1 million, which is included in “Investor fees” in the consolidated statement of operations. The Company also deposited a $6.7 million servicing reserve with the securitization trust, which is included in “Other assets” in the Company’s consolidated balance sheet.

The Company and other investors in the subordinated residual certificates have rights to cash flows after the investors holding the securitization trust’s senior securities have first received their contractual cash flows. The investors and the securitization trust have no recourse to the Company’s assets, and holders of the securities issued by the securitization trust can look only to the assets of the securitization trust for payment. The beneficial interests held by the MOA are subject principally to the credit risk stemming from the underlying personal whole loans.

The senior securities and subordinate residual certificates are accounted for as securities available for sale. See “Note 4. Securities Available for Sale” and “Note 7. Fair Value of Assets and Liabilities.” Also refer to “Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report for further information regarding the Company’s accounting for securities available for sale and servicing assets.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The fair value sensitivity of the senior securities and subordinated residual certificates to adverse changes in key assumptions are as follows:

	June 30, 2017
	Asset-Backed Securities
	Senior Securities	Subordinated Residual Certificates
Fair value of interests held	$13,970	$3,566
Expected weighted-average life (in years)	0.9	1.4
Discount rates
100 basis point increase	$(124)	$(44)
200 basis point increase	$(245)	$(87)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(245)
20% adverse change	$—	$(515)
Expected prepayment rates
10% adverse change	$—	$(31)
20% adverse change	$—	$(86)

As of June 30, 2017, the principal amount of the off-balance sheet loans that were securitized was $333.1 million, of which approximately $32 thousand was 31 days or more past due.

7. Fair Value of Assets and Liabilities

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

June 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans	$—	$—	$3,796,999	$3,796,999
Loans held for sale	—	—	36,331	36,331
Securities available for sale:
Corporate debt securities	—	140,745	—	140,745
U.S. agency securities	—	19,606	—	19,606
Certificates of deposit	—	18,624	—	18,624
Asset-backed securities	—	11,540	—	11,540
Commercial paper	—	10,718	—	10,718
U.S. Treasury securities	—	2,491	—	2,491
Asset-backed securities related to consolidated VIE	—	13,969	3,567	17,536
Other securities	—	4,001	—	4,001
Total securities available for sale	—	221,694	3,567	225,261
Servicing assets	—	—	25,901	25,901
Total assets	$—	$221,694	$3,862,798	$4,084,492

Liabilities:
Notes and certificates	$—	$—	$3,805,582	$3,805,582
Servicing liabilities	—	—	1,711	1,711
Loan trailing fee liability	—	—	6,788	6,788
Total liabilities	$—	$—	$3,814,081	$3,814,081

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

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans and related notes and certificates, loans held for sale, loan servicing rights, asset-backed securities related to consolidated VIEs, and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to both observable and unobservable inputs. The Company did not transfer any assets or liabilities in or out of Level 3 during the first half of 2017 or the year ended December 31, 2016.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements at June 30, 2017 and December 31, 2016:

				June 30, 2017
				Loans, Notes and Certificates			Servicing Asset/Liability
				Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates				2.8%	17.2%	8.3%	3.1%	15.8%	8.7%
Net cumulative expected loss rates (1)				0.7%	44.1%	14.0%	0.3%	44.1%	12.3%
Cumulative expected prepayment rates (1)				8.1%	41.6%	30.6%	8.0%	41.6%	31.1%
Total market servicing rates (% per annum on outstanding principal balance) (2)				N/A	N/A	N/A	0.63%	0.90%	0.63%

				June 30, 2017
				Loan Trailing Fee Liability			Asset-Backed Securities Related to Consolidated VIE
				Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates				3.1%	15.8%	8.7%	14.0%	14.0%	14.0%
Net cumulative expected loss rates (1) (3)				0.3%	44.1%	12.7%	18.4%	18.4%	18.4%
Cumulative expected prepayment rates (1) (3)				8.0%	41.6%	30.6%	23.5%	23.5%	23.5%

	December 31, 2016
	Loans, Notes and Certificates			Servicing Asset/Liability			Loan Trailing Fee Liability
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	1.2%	16.6%	7.2%	3.4%	15.1%	7.8%	3.4%	15.0%	7.7%
Net cumulative expected loss rates (1)	0.3%	33.9%	14.6%	0.3%	33.9%	12.8%	0.3%	33.9%	13.5%
Cumulative expected prepayment rates (1)	8.0%	42.7%	30.7%	8.0%	42.7%	29.3%	8.0%	42.7%	28.3%
Total market servicing rates (% per annum on outstanding principal balance) (2)	N/A	N/A	N/A	0.63%	0.90%	0.63%	N/A	N/A	N/A
N/A Not applicable

(1)	Expressed as a percentage of the original principal balance of the loan, note or certificate, except for asset-backed securities.

(2)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

(3)	For asset-backed securities, expressed as a percentage of the outstanding collateral balance.

At June 30, 2017 and December 31, 2016, the discounted cash flow methodology used to estimate the note and certificates’ fair values used the same projected net cash flows as their related loans. As demonstrated by the following tables, the fair value adjustments for loans were largely offset by the fair value adjustments of the notes and certificates due to the payment dependent design of the notes and certificates and because the principal balances of the loans were close to the combined principal balances of the notes and certificates.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present additional information about Level 3 loans, loans held for sale, notes and certificates measured at fair value on a recurring basis for the second quarters and first halves of 2017 and 2016:

	Loans			Loans Held For Sale			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at March 31, 2017	$4,312,252	$(285,497)	$4,026,755	$9,724	$(315)	$9,409	$4,318,302	$(283,945)	$4,034,357
Purchases	478,250	(1)	478,249	1,722,255	6,424	1,728,679	—	—	—
Issuances	—	—	—	—	—	—	472,681	—	472,681
Sales	—	—	—	(1,686,950)	(5,687)	(1,692,637)	—	—	—
Principal payments and retirements	(625,744)	—	(625,744)	(7,541)	—	(7,541)	(619,889)	—	(619,889)
Charge-offs	(123,208)	123,208	—	(201)	201	—	(122,377)	122,377	—
Recoveries	—	(11,805)	(11,805)	—	—	—	—	(11,703)	(11,703)
Change in fair value recorded in earnings	—	(70,456)	(70,456)	—	(1,579)	(1,579)	—	(69,864)	(69,864)
Ending balance at June 30, 2017	$4,041,550	$(244,551)	$3,796,999	$37,287	$(956)	$36,331	$4,048,717	$(243,135)	$3,805,582

	Loans			Loans Held For Sale			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at March 31, 2016	$4,932,346	$(216,190)	$4,716,156	$—	$—	$—	$4,929,468	$(216,019)	$4,713,449
Purchases	525,205	—	525,205	1,221,122	—	1,221,122	—	—	—
Transfers from loans to loans held for sale	(28,533)	—	(28,533)	28,533	—	28,533	—	—	—
Issuances	—	—	—	—	—	—	501,899	—	501,899
Sales	—	—	—	(1,231,151)	—	(1,231,151)	—	—	—
Principal payments and retirements	(592,992)	—	(592,992)	(1,877)	—	(1,877)	(588,216)	—	(588,216)
Charge-offs	(87,395)	87,395	—	—	—	—	(87,305)	87,305	—
Recoveries	—	(6,743)	(6,743)	—	—	—	—	(6,739)	(6,739)
Change in fair value recorded in earnings	—	(205,332)	(205,332)	—	(217)	(217)	—	(204,508)	(204,508)
Ending balance at June 30, 2016	$4,748,631	$(340,870)	$4,407,761	$16,627	$(217)	$16,410	$4,755,846	$(339,961)	$4,415,885

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans			Loans Held For Sale			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at December 31, 2016	$4,565,653	$(253,669)	$4,311,984	$9,345	$(297)	$9,048	$4,572,912	$(252,017)	$4,320,895
Purchases	1,002,666	(5)	1,002,661	2,898,410	6,423	2,904,833	—	—	—
Transfers from loans to loans held for sale	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	995,986	—	995,986
Sales	—	—	—	(2,861,386)	(5,530)	(2,866,916)	—	—	—
Principal payments and retirements	(1,265,463)	—	(1,265,463)	(8,721)	—	(8,721)	(1,260,994)	2	(1,260,992)
Charge-offs	(261,306)	261,306	—	(361)	361	—	(259,187)	259,187	—
Recoveries	—	(22,694)	(22,694)	—	—	—	—	(22,493)	(22,493)
Change in fair value recorded in earnings	—	(229,489)	(229,489)	—	(1,913)	(1,913)	—	(227,814)	(227,814)
Ending balance at June 30, 2017	$4,041,550	$(244,551)	$3,796,999	$37,287	$(956)	$36,331	$4,048,717	$(243,135)	$3,805,582

	Loans			Loans Held For Sale			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at December 31, 2015	$4,681,671	$(125,590)	$4,556,081	$—	$—	$—	$4,697,169	$(125,586)	$4,571,583
Purchases	1,447,030	—	1,447,030	2,529,585	—	2,529,585	—	—	—
Transfers from loans to loans held for sale	(28,533)	—	(28,533)	28,533	—	28,533	—	—	—
Issuances	—	—	—	—	—	—	1,403,546	—	1,403,546
Sales	—	—	—	(2,539,614)	—	(2,539,614)	—	—	—
Principal payments and retirements	(1,179,151)	—	(1,179,151)	(1,877)	—	(1,877)	(1,172,587)	—	(1,172,587)
Charge-offs	(172,386)	172,386	—	—	—	—	(172,282)	172,282	—
Recoveries	—	(16,934)	(16,934)	—	—	—	—	(16,916)	(16,916)
Change in fair value recorded in earnings	—	(370,732)	(370,732)	—	(217)	(217)	—	(369,741)	(369,741)
Ending balance at June 30, 2016	$4,748,631	$(340,870)	$4,407,761	$16,627	$(217)	$16,410	$4,755,846	$(339,961)	$4,415,885

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present additional information about Level 3 servicing assets and liabilities measured at fair value on a recurring basis for the second quarters and first halves of 2017 and 2016:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$22,360	$2,311	$16,964	$2,827
Issuances (1)	8,580	39	4,344	808
Change in fair value, included in investor fees	(5,075)	(639)	(4,895)	(223)
Other net changes included in deferred revenue	36	—	(287)	—
Fair value at end of period	$25,901	$1,711	$16,126	$3,412

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$21,398	$2,846	$10,250	$3,973
Issuances (1)	13,897	313	9,975	1,740
Change in fair value, included in investor fees	(9,122)	(1,448)	(4,663)	(2,301)
Other net changes included in deferred revenue	(272)	—	564	—
Fair value at end of period	$25,901	$1,711	$16,126	$3,412

(1)	Represents the gains or losses on sales of the related loans, recorded in other revenue.

The following table presents additional information about Level 3 loan trailing fee liability measured at fair value on a recurring basis for the second quarters and first halves of 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fair value at beginning of period	$5,814	$1,002	$4,913	$—
Issuances	1,811	1,496	3,474	2,498
Cash payment of loan trailing fee	(998)	(185)	(1,824)	(189)
Change in fair value, included in origination and servicing	161	11	225	15
Fair value at end of period	$6,788	$2,324	$6,788	$2,324

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Fair valuation adjustments are recorded through earnings related to Level 3 instruments for the second quarters and first halves of 2017 and 2016. Generally, changes in the net cumulative expected loss rates, cumulative prepayment rates, and discount rates will have an immaterial net impact on the fair value of loans, notes and certificates, servicing assets and liabilities, and loan trailing fee liability.

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

The Company’s selection of the most representative market servicing rates for servicing assets and servicing liabilities is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets and liabilities, calculated using different market servicing rate assumptions as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Weighted-average market servicing rate assumptions	0.63%	0.63%	0.63%	0.63%
Change in fair value from:
Servicing rate increase by 0.10%	$(6,512)	$541	$(5,673)	$964
Servicing rate decrease by 0.10%	$6,587	$(466)	$5,812	$(825)

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value:

June 30, 2017	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$538,444	$—	$538,444	$—	$538,444
Restricted cash	161,672	—	161,672	—	161,672
Servicer reserve receivable	10,379	—	10,379	—	10,379
Deposits	855	—	855	—	855
Total assets	$711,350	$—	$711,350	$—	$711,350
Liabilities:
Accrued expenses and other liabilities	$14,562	$—	$—	$14,562	$14,562
Accounts payable	13,452	—	13,452	—	13,452
Payables to investors	97,218	—	97,218	—	97,218
Total liabilities	$125,232	$—	$110,670	$14,562	$125,232

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2016	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$515,602	$—	$515,602	$—	$515,602
Restricted cash	177,810	—	177,810	—	177,810
Servicer reserve receivable	4,938	—	4,938	—	4,938
Deposits	855	—	855	—	855
Total assets	$699,205	$—	$699,205	$—	$699,205
Liabilities:
Accrued expenses and other liabilities	$10,981	$—	$—	$10,981	$10,981
Accounts payable	10,889	—	10,889	—	10,889
Payables to investors	125,884	—	125,884	—	125,884
Total liabilities	$147,754	$—	$136,773	$10,981	$147,754

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

8. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	June 30, 2017	December 31, 2016
Internally developed software (1)	$98,278	$75,202
Leasehold improvements	23,069	22,637
Computer equipment	19,118	18,080
Purchased software	7,856	7,598
Furniture and fixtures	6,832	6,827
Construction in progress	2,713	707
Total property, equipment and software	157,866	131,051
Accumulated depreciation and amortization	(59,923)	(41,788)
Total property, equipment and software, net	$97,943	$89,263

(1)	Includes $11.8 million and $7.4 million in development in progress as of June 30, 2017 and December 31, 2016, respectively.
Depreciation and amortization expense on property, equipment and software was $9.8 million and $18.9 million for the second quarter and first half of 2017, respectively. Depreciation and amortization expense on property, equipment and software was $5.9 million and $11.3 million for the second quarter and first half of 2016, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

9. Other Assets

Other assets consist of the following:

	June 30, 2017	December 31, 2016
Loan servicing assets, at fair value	$25,901	$21,398
Prepaid expenses	19,699	16,960
Other investments	10,570	10,372
Servicer reserve receivable	10,379	4,938
Accounts receivable	7,810	7,572
Receivable from investors	1,369	1,566
Due from related parties (1)	340	476
Tenant improvement receivable	137	3,290
Other	2,027	3,072
Total other assets	$78,232	$69,644

(1)	Represents management fees from certain private funds for which LCA or its subsidiaries act as the general partner.

10. Intangible Assets and Goodwill

Intangible Assets

The Company’s intangible asset balance was $24.0 million and $26.2 million at June 30, 2017 and December 31, 2016, respectively. Amortization expense associated with intangible assets for the second quarter and first half of 2017 was $1.1 million and $2.2 million, respectively. Amortization expense associated with intangible assets for the second quarter and first half of 2016 was $1.2 million and $2.4 million, respectively.

Goodwill

The Company’s goodwill balance was $35.6 million at June 30, 2017 and December 31, 2016, respectively. The Company’s annual goodwill impairment testing date is April 1. In testing for potential impairment of goodwill, management performed an assessment of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management). Only the education and patient finance reporting unit contains goodwill. Upon completion of the annual impairment test in the second quarter of 2017, the Company did not record any goodwill impairment expense.

The Company recorded a goodwill impairment expense of $35.4 million in the second quarter of 2016.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

11. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2017	December 31, 2016
Accrued expenses	$23,171	$19,734
Accrued compensation (1)	21,351	27,009
Deferred rent	14,201	11,638
Transaction fee refund reserve	12,190	9,098
Loan trailing fee liability, at fair value	6,788	4,913
Credit loss coverage reserve	2,973	2,529
Deferred revenue	2,284	2,556
Loan servicing liabilities, at fair value	1,711	2,846
Contingent liabilities	1,570	—
Reimbursement payable to limited partners of LCA private funds	1,520	2,313
Payable to issuing banks	966	1,658
Other	2,020	1,325
Total accrued expenses and other liabilities	$90,745	$85,619

(1)	Includes accrued cash retention awards of $0.4 million and $3.0 million as of June 30, 2017 and December 31, 2016, respectively.

12. Secured Borrowings

During the second quarter of 2016, the Company repurchased $22.3 million of near-prime loans from a single institutional investor that did not meet a non-credit, non-pricing requirement of the investor, of which $15.1 million were originally sold to the investor prior to March 31, 2016. As a result, these loans were accounted for as secured borrowings at March 31, 2016. During the second quarter of 2016, the Company resold the loans to a different investor at par. This subsequent transfer qualified for sale accounting treatment, and the loans were removed from the Company’s condensed consolidated balance sheet and the secured borrowings liability was reduced to zero in the second quarter of 2016. There were no secured borrowing liabilities as of June 30, 2017 or December 31, 2016.

13. Employee Incentive Plans

The Company’s equity incentive plans provide for granting stock options and restricted stock units (RSUs) to employees, consultants, officers and directors.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Stock-based compensation expense was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$4,147	$3,767	$8,492	$11,424
RSUs	14,522	8,775	29,156	13,901
ESPP	394	447	779	835
Stock issued related to acquisition	25	458	159	2,308
Total stock-based compensation expense	$19,088	$13,447	$38,586	$28,468

The following table presents the Company’s stock-based compensation expense recorded in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales and marketing	$1,967	$1,413	$4,266	$3,317
Origination and servicing	1,354	963	2,770	1,709
Engineering and product development	5,773	4,480	12,361	8,203
Other general and administrative	9,994	6,591	19,189	15,239
Total stock-based compensation expense	$19,088	$13,447	$38,586	$28,468

The Company capitalized $2.7 million and $2.1 million of stock-based compensation expense associated with developing software for internal use during the second quarters of 2017 and 2016, respectively. The Company capitalized $5.2 million and $4.0 million of stock-based compensation expense associated with developing software for internal use during the first halves of 2017 and 2016, respectively.

The Company adopted ASU 2016-09 on January 1, 2017. See Note 2, “Summary of Significant Accounting Policies,” for information on the adoption of ASU 2016-09.

Performance-based Restricted Stock Units

During the first quarter of 2017, the Company’s chief executive officer received performance-based restricted stock units (PBRSUs). PBRSUs are equity awards that may be earned based on achieving pre-established performance metrics over a specific performance period. Depending on the probability of achieving the pre-established performance targets, the PBRSUs issued could range from 0% to 200% of the target amount. PBRSUs granted under the Company’s equity incentive plans generally have a one-year performance period with one-half of the grant vesting in one-year following the completion of the performance period and the remaining one-half vesting in two-years following the completion of the performance period. Over the performance period, the number of PBRSUs that may be earned and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the pre-established performance targets against the performance metrics.

14. Income Taxes

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

15. Commitments and Contingencies

Operating Lease Commitments

Total facilities rental expense for the second quarter and first half of 2017 was $4.0 million and $7.8 million, respectively. Total facilities rental expense for the second quarter and first half of 2016 was $3.6 million and $6.8 million, respectively. Minimum lease payments for the second quarter and first half of 2017 were $3.4 million and $7.0 million, respectively. Minimum lease payments for the second quarter and first half of 2016 were $2.6 million and $4.9 million, respectively. As of June 30, 2017, the Company pledged $0.8 million of cash and $4.7 million in letters of credit as security deposits in connection with its lease agreements.

The Company’s future minimum payments under non-cancelable operating leases in excess of one year and anticipated sublease income as of June 30, 2017, were as follows:

	Operating Leases	Subleases	Net
2017	$8,067	$151	$7,916
2018	16,065	310	15,755
2019	15,633	39	15,594
2020	16,534	—	16,534
2021	16,790	—	16,790
Thereafter	41,223	—	41,223
Total	$114,312	$500	$113,812

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, which serves as the Company’s primary issuing bank, WebBank retains ownership of the loans facilitated through LendingClub’s marketplace for two business days after origination. As part of this arrangement, the Company has committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of June 30, 2017 and December 31, 2016, the Company was committed to purchase loans with an outstanding principal balance of $69.0 million and $32.2 million at par, respectively.

Loan Repurchase Obligations

The Company has historically limited its loan or note repurchase obligations to events of verified identity theft or in connection with certain customer accommodations. In connection with securitizations, the Company has agreed to repurchase obligations that are customary and consistent with institutional loan and securitization market standards.

In addition to and distinct from the repurchase obligations described in the preceding paragraph, the Company performs certain administrative functions for a variety of retail and institutional investors, including executing, without discretion, loan investments as directed by the investor. To the extent loans do not meet the investor’s investment criteria at the time of issuance, or are transferred to the investor as a result of a system error by the Company, the Company is obligated to repurchase such loans at par. As a result of the loan repurchase obligations described above, the Company repurchased $1.1 million in loans during the first half of 2017.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Purchase Commitments and Loan Funding

As required by applicable regulations, the Company is obligated to purchase loans resulting from direct marketing efforts if such loans are not otherwise invested in by investors on the platform. The Company was not required to purchase any such loans during the first half of 2017. Additionally, loans in the process of being facilitated and originated by the Company’s issuing bank partner at June 30, 2017, were substantially funded in July 2017. As of the date of this report, no loans remained without investor commitments and the Company was not required to purchase any of these loans.

In addition, if neither Springstone nor the Company can arrange for other investors to invest in or purchase loans that Springstone facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner (Pool B loans), Springstone and the Company are contractually committed to purchase these loans. As of June 30, 2017, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s consolidated balance sheets. During the first half of 2017, the Company was required to purchase $9.1 million of Pool B loans. Pool B loans are held on the Company’s balance sheet and have an outstanding principal balance and fair value of $8.5 million and $8.3 million as of June 30, 2017, respectively. The Company believes it will be required to purchase additional Pool B loans in the second half of 2017 as it seeks to arrange for other investors to invest in or purchase these loans.

In addition to the purchase commitments discussed above, the Company also used its own capital to purchase $175.7 million in loans during the second quarter of 2017, of which approximately $120 million was used to support securitization partners and upcoming securitization initiatives and approximately $50 million was used to fund custom program loans. The Company purchased $189.4 million, in loans during the first half of 2017. Additionally, as part of the Company’s sponsored securitization transaction during the second quarter of 2017, the MOA purchased $336.6 million in loans from investors and simultaneously transferred them to a securitization trust.

Credit Support Agreements

In connection with a significant platform purchase agreement, the Company is subject to a credit support agreement with a third-party whole loan investor that requires the Company to reimburse the investor for credit losses in excess of a specified percentage of the original principal balance of whole loans acquired by the investor during a 12-month period. During the first half of 2017, the Company paid the investor $6.5 million under this agreement, which terminates in October 2017. As of June 30, 2017, the Company has accrued approximately $3.0 million for future expected payments to the investor.

The Company is also subject to a credit support agreement with Cirrix Capital (Investment Fund). The credit support agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the Investment Fund’s certificates that are in excess of a specified, aggregate net loss threshold. On April 14, 2017, the credit support agreement was terminated effective December 31, 2016. However, the Company remains subject to the credit support agreement for credit losses on loans underlying the Investment Fund’s certificates that were issued on or prior to December 31, 2016. The Company pledged and restricted $2.6 million and $3.4 million as of June 30, 2017 and December 31, 2016, respectively, to support this contingent obligation. The Company’s maximum exposure to loss under this credit support agreement was limited to $6.0 million as of June 30, 2017.

Legal

Securities Class Actions. During the year ended December 31, 2016, several putative class action lawsuits alleging violations of federal securities laws were filed in California Superior Court, naming as defendants the Company,

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

current and former directors, certain officers, and the underwriters in the December 2014 initial public offering (the IPO). All of these actions were consolidated into a single action (Consolidated State Court Action), entitled In re LendingClub Corporation Shareholder Litigation, No. CIV537300. In August 2016, plaintiffs filed an amended complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Securities Act) based on allegedly false and misleading statements in the IPO registration statement and prospectus. The Company filed a demurrer requesting the Court dismiss certain of the claims alleged in the amended complaint, which was granted in part in the fourth quarter of 2016. The plaintiffs then filed a Second Amended Consolidated Complaint which the Company responded to with a new demurrer seeking to dismiss certain claims. The Court granted in part and denied in part this new demurrer. The Plaintiffs then amended their complaint again in light to comply with this Order, setting the operative complaint. In early April 2017 the plaintiffs filed their motion for class certification, which the Company opposed. The motion was granted in part in a June 2017 Order. Discovery is continuing. The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.

In May 2016, two related putative securities class actions (entitled Evellard v. LendingClub Corporation, et al., No. 16-CV-2627-WHA, and Wertz v. LendingClub Corporation, et al., No. 16-CV-2670-WHA) were filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain of its officers and directors. In mid-August 2016, the two actions were consolidated into a single action. The Company moved to dismiss the amended complaint filed in the fourth quarter of 2016. The Court held a hearing on this motion in the first quarter of 2017 and ultimately granted in part and denied in part the motion. The plaintiffs thereafter amended their complaint consistent with the Order and the parties have now begun discovery. The Court has set a schedule which includes a mediation in September 2017, a hearing for motion for class certification for October 2017, and trial for September 2018. The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.

Derivative Lawsuits. In May 2016 and August 2016, respectively, two putative shareholder derivative actions were filed (Avila v. Laplanche, et al., No. CIV538758 and Dua v. Laplanche, et al., CGC-16-553731) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. Both actions were voluntarily dismissed without prejudice. On December 14, 2016, a new putative shareholder derivative action was filed in the Delaware Court of Chancery (Steinberg, et al. v. Morris, et al., C.A. No. 12984-CB), against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. The action is based on allegations similar to those in the securities class action litigation described above. The defendants are moving to stay this matter in light of the other pending proceedings.

Federal Consumer Class Action. In April 2016, a putative class action lawsuit was filed in federal court in New York (Bethune v. LendingClub Corporation et al. (16 Civ. 2778)(NRB)), alleging that persons received loans, through the Company’s platform, that exceeded states’ usury limits in violation of state usury and consumer protection laws, and the federal RICO statute. The Company filed a motion to compel arbitration on an individual basis, which was granted in February 2017. The plaintiff has now filed an arbitration demand seeking relief on an individual basis. The Company believes that the plaintiff’s allegations are without merit, and intends to defend this matter vigorously.

On May 9, 2016, following the announcement of the internal board review described more fully in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Board Review” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 (referenced to herein as the “internal board review”), the Company received a grand jury subpoena from the U.S. Department of Justice (DOJ). The Company also received formal requests for information from the SEC and Federal Trade Commission (FTC). The Company continues cooperating with the DOJ, SEC, FTC and any other governmental or regulatory authorities or agencies. No assurance can be given as to the timing or outcome of these matters.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

In addition to the foregoing, the Company is subject to, and may continue to be subject to legal proceedings and regulatory actions in the ordinary course of business, including inquiries by state regulatory bodies related to the Company’s marketplace lending model. These include inquiries from the California Department of Business Oversight, Colorado Department of Law, New York Department of Financial Services, and West Virginia Attorney General’s office. No assurance can be given as to the timing or outcome.

16. Segment Reporting

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s executive management committee as chief operating decision maker (CODM). For purposes of allocating resources and evaluating financial performance, the Company’s CODM reviews financial information by the product types of personal loans, and education and patient finance loans. These product types are aggregated and viewed as one operating segment, and therefore, one reportable segment because the small business, auto, and education and patient finance operating segments are immaterial both individually and in the aggregate.

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

On April 1, 2016, the Company closed its $10.0 million investment, for an approximate ownership interest of 15% in the Investment Fund, a holding company that participates in a family of funds with other unrelated third parties and purchases whole loans and interests in loans from the Company. As of June 30, 2017, the Company and a board member had an aggregate ownership interest of approximately 27% in the Investment Fund.

During the first half of 2017, this family of funds purchased $49.4 million of whole loans and interests in whole loans. During the first half of 2017, the Company earned $496 thousand in investor fees from this family of funds, and paid interest of $4.3 million on interests in whole loans to the family of funds. The Company believes that the sales of whole loans and interests in whole loans, and the investor fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

18. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2017, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (Report). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in “Part II – Other Information – Item 1A – Risk Factors” in this Report and “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (Annual Report). The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

Overview

LendingClub operates America’s largest online marketplace lending platform that connects borrowers and investors. We believe a technology-powered marketplace is a more efficient mechanism to allocate capital between borrowers and investors than the traditional banking system. Qualified consumers and small business owners borrow through LendingClub to lower the cost of their credit and enjoy a better experience than that provided by traditional banks.

Investors use LendingClub to earn solid risk-adjusted returns from an asset class that has generally been closed to many investors and only available on a limited basis to institutional investors. The capital to invest in the loans enabled through our marketplace comes directly from a wide range of investors, including retail investors, high-net-worth individuals and family offices, banks and finance companies, insurance companies, hedge funds, foundations, pension plans and university endowments, and through a variety of investment channels.

As a general matter, loans that are facilitated through our marketplace are funded by the issuance of Notes to our retail investors and the issuance of certificates or whole loan sales to institutional investors without the use of the Company’s capital. However, to expand the Company’s investor base, the Company has recently developed capabilities to support securitization of loans. In the second quarter of 2017, the Company used its own capital to purchase loans to leverage this newly developed securitization capability and sponsored its first securitization. We intend to use more of our capital to purchase loans for future securitizations or loan sales. We also use our own capital to fulfill contractual purchase obligations for loans funded without a matched third-party investor, from time to time. Additionally, we may use our own capital to invest in loans to fulfill regulatory obligations, support short-term marketplace equilibrium, offer customer accommodations, or to test and establish a track record of performance for new or alternative loan terms, programs, or channels.

We generate revenue primarily from transaction fees from our marketplace’s role in accepting and decisioning applications for our bank partners to enable loan originations, investor fees that include servicing fees from investors for various services, including servicing and collection efforts and matching available loan assets with capital and management fees from investment funds and other managed accounts, and interest income earned from loans held on our balance sheet to support future sponsored securitization transactions.

The transaction fees we receive from issuing banks in connection with our marketplace’s role in facilitating loan originations range from 1% to 7% of the initial principal amount of the loan. In addition, for education and patient finance loans, we also collect fees earned from issuing banks and service providers. Investor fees paid to us vary based on investment channel. Note investors generally pay us a fee equal to 1% of payment amounts received from the borrower. Whole loan purchasers pay a monthly fee of up to 1.3% per annum, which is generally based on the month-end principal balance of loans serviced. Certificate holders generally pay a monthly fee of up to 1.5% per annum of the month-end balance of assets under management or the month-end balance of unpaid principal of the underlying Certificate.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Since beginning operations in 2007, our marketplace has facilitated $28.8 billion in loan originations. These loans were facilitated through the following investment channels: (i) the issuance of member payment dependent notes, (ii) the sale of trust certificates, or (iii) the sale of whole loans directly to qualified investors or through an asset-backed securitization transaction. Since our inception $5.1 billion of our loan originations were invested in through member payment dependent notes, $7.4 billion were invested in through trust certificates and $16.3 billion were invested in through whole loan sales. In the second quarter of 2017, our marketplace facilitated $2.15 billion of loan originations, of which approximately $270 million were invested in through member payment dependent notes, $200 million were invested in through trust certificates and $1.68 billion were invested in through whole loan sales. See “Item 1A – Risk Factors – A decline in economic conditions may adversely affect our customers, which may negatively impact our business and results of operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Current Economic and Business Environment

LendingClub monitors a variety of economic, credit and competitive indicators in connection with operating its online marketplace lending platform.

Our approach to risk-management is a data-driven, continuous and proactive process that runs against a constantly shifting set of conditions. Our online marketplace lending platform seeks to adapt to changing market conditions, including by leveraging market and loan performance data to propose changes to underwriting or pricing models for the related issuing bank’s approval.

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

Factors That Can Affect Revenue

As a marketplace, we work toward matching supply and demand while also growing the overall volume of originations and correspondingly revenue at a pace commensurate with proper planning, compliance, risk management, user experience, and operational controls that work to optimize the quality of the customer experience, customer satisfaction and long term growth. In addition, as the business grows, we utilize our balance sheet to hold loans in certain contexts, including testing of terms and conditions, repurchasing loans that did not meet an investor’s criteria, or in preparation for sponsored securitizations. In some instances, we may subsequently sell those loans, recognizing a gain or loss on their sale.

The interplay of the volume, timing and quality of loan applications, investment appetite, the impact of our holding certain loans on balance sheet, investor confidence in our data, controls and processes and available investment

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

capital from investors, platform loan processing and originations, and the subsequent performance of loans, which directly impacts our servicing fees, can affect our revenue in any particular period. These drivers collectively result in transaction or investor fees earned by us related to these transactions, interest income and other revenue related to loans held on balance sheet, and their future performance. As these drivers can be affected by a variety of factors, both in and out of our control, revenues may fluctuate from period to period. Factors that can affect these drivers and ultimately revenue and its timing include:

•	market confidence in our data, controls, and processes,

•	announcements of governmental inquiries or private litigation,

•	the mix of borrower products and corresponding transaction fees,

•	availability or the timing of the deployment of investment capital by investors,

•	the availability and amount of new capital from pooled investment vehicles and managed accounts that typically deploy their capital at the start of a period,

•	the amount of purchase limitations we can impose on larger investors as a way to maintain investor balance and fairness,

•	the attractiveness of alternative opportunities for borrowers or investors,

•	the responsiveness of applicants to our marketing efforts,

•	expenditures on marketing initiatives in a period,

•	the sufficiency of operational staff to process any manual portion of the loan applications in a timely manner,

•	the responsiveness of borrowers to satisfy additional income or employment verification requirements related to their application,

•	borrower withdrawal rates,

•	the percentage distribution of loans between the whole and fractional loan platforms,

•	platform system performance,

•	seasonality in demand for our platform and services, which is generally lower in the first and fourth quarters,

•	determination to hold loans for purposes of subsequently distributing the loans through sale or securitization;

•	changes in the credit performance of our loans or market interest rates,

•	and other factors.

At any point in time we have loan applications in various stages from initial application through issuance, as well as loans held on our balance sheet. Depending upon the timing and impact of the factors described above, loans may not be issued by our issuing bank in the same period in which the corresponding application was originally made resulting in a portion of that subsequent period’s revenue being earned from loan applications that were initiated in the immediately prior period. Loans may also be held on balance sheet before being subsequently sold. Consistent with our revenue recognition accounting policy under GAAP, we do not recognize the associated transaction fee revenue with a loan until the loan is issued by our issuing banks and the proceeds are delivered to the borrower. Our transaction fees are generally paid by the issuing bank, or in the case of patient finance loans, by the participating medical service provider, and are accordingly independent of who is investing in a loan or how a loan is invested in.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Key Operating and Financial Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2017	March 31, 2017	June 30, 2016	2017	2016
Loan originations	$2,147,335	$1,958,749	$1,955,401	$4,106,084	$4,705,434
Net revenue	$139,573	$124,482	$103,440	$264,055	$255,734
Consolidated net loss	$(25,444)	$(29,844)	$(81,351)	$(55,288)	$(77,214)
Contribution(1)(2)	$66,038	$53,165	$35,145	$119,203	$104,316
Contribution margin(1)(2)	47.3%	42.7%	34.0%	45.1%	40.8%
Adjusted EBITDA(1)(2)	$4,493	$161	$(29,067)	$4,654	$(2,810)
Adjusted EBITDA margin(1)(2)	3.2%	0.1%	(28.1)%	1.8%	(1.1)%

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

Loan Originations

We believe originations are a key indicator of the adoption rate of our marketplace, growth of our brand, scale of our business, strength of our network effect, economic competitiveness of our products and future growth. Factors that could affect loan originations include investor confidence in our platform and internal processes, the amount of our capital available to invest in loans, interest rate and economic environment; the competitiveness of our products, primarily based on our platform’s rates and fees; the success of our operational efforts to balance investor and borrower demand; any limitations on the ability or willingness of our issuing banks to originate loans; our ability to develop new products or enhance existing products for borrowers and investors; the success of our sales and marketing initiatives and the success of borrower and investor acquisition and retention.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan originations and weighted average transactions fees (as a percent of origination balance) by its major loan products are as follows:

	Three Months Ended
	June 30, 2017		March 31, 2017		June 30, 2016
(in millions, except percentages)	Origination Volume	Weighted- Average Transaction Fees	Origination Volume	Weighted- Average Transaction Fees	Origination Volume	Weighted- Average Transaction Fees
Personal loans - standard program	$1,538.4	4.9%	$1,438.0	5.0%	$1,443.4	4.9%
Personal loans - custom program	391.2	5.5	300.9	5.6	295.7	5.4
Other loans	217.8	4.5	219.8	4.5	216.3	4.4
Total	$2,147.4	5.0%	$1,958.7	5.0%	$1,955.4	4.9%

			Six Months Ended
			June 30, 2017		June 30, 2016
(in millions, except percentages)			Origination Volume	Weighted Average Transaction Fees	Origination Volume	Weighted Average Transaction Fees
Personal loans - standard program			$2,976.4	5.0%	$3,530.6	4.7%
Personal loans - custom program			692.1	5.5	754.9	5.1
Other loans			437.6	4.5	419.9	4.4
Total			$4,106.1	5.0%	$4,705.4	4.7%

Loans Serviced On Our Platform

The following table provides the outstanding principal balance of loans serviced at the end of the periods indicated, by the method in which the loans were financed (in millions):

	June 30, 2017	December 31, 2016
Notes	$1,740	$1,795
Certificates	2,281	2,752
Whole loans sold	7,081	6,542
Other(1)	49	28
Total	$11,151	$11,117

(1)	Includes loans invested in by the Company for which there were no associated notes or certificates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended			Change (%)
	June 30, 2017	March 31, 2017	June 30, 2016	Q2 2017 vs Q2 2016	Q2 2017 vs Q1 2017
Net revenue:
Transaction fees	$107,314	$98,692	$96,605	11%	9%
Investor fees (1)	21,116	21,180	14,656	44%	—%
Other revenue (expense) (1)	4,223	2,221	(9,910)	(143)%	90%
Interest income	157,260	160,996	179,685	(12)%	(2)%
Interest expense	(150,340)	(158,607)	(177,596)	(15)%	(5)%
Net interest income	6,920	2,389	2,089	231%	190%
Total net revenue	139,573	124,482	103,440	35%	12%
Operating expenses: (2)
Sales and marketing	55,582	54,583	49,737	12%	2%
Origination and servicing	21,274	20,449	20,934	2%	4%
Engineering and product development	35,718	35,760	29,209	22%	—%
Other general and administrative	52,495	43,574	53,457	(2)%	20%
Goodwill impairment	—	—	35,400	(100)%	—%
Total operating expenses	165,069	154,366	188,737	(13)%	7%
Income (loss) before income tax expense	(25,496)	(29,884)	(85,297)	(70)%	(15)%
Income tax (benefit) expense	(52)	(40)	(3,946)	99%	30%
Consolidated net loss	$(25,444)	$(29,844)	$(81,351)	(69)%	(15)%
Less: Income attributable to noncontrolling interests	10	—	—	N/M	N/M
LendingClub net loss	$(25,454)	$(29,844)	$(81,351)	(69)%	(15)%
N/M Not meaningful.
(1) Prior period amounts have been reclassified to conform to the current period presentation. See “Part I – Financial Information – Item 1 – Financial Statements – Note 1. Basis of Presentation” for additional information.
(2) Includes stock-based compensation expense as follows:

	Three Months Ended			Change (%)
	June 30, 2017	March 31, 2017	June 30, 2016	Q2 2017 vs Q2 2016	Q2 2017 vs Q1 2017
Sales and marketing	$1,967	$2,299	$1,413	39%	(14)%
Origination and servicing	1,354	1,416	963	41%	(4)%
Engineering and product development	5,773	6,588	4,480	29%	(12)%
Other general and administrative	9,994	9,195	6,591	52%	9%
Total stock-based compensation expense	$19,088	$19,498	$13,447	42%	(2)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30,
	2017	2016	Change (%)
Net revenue:
Transaction fees	$206,006	$221,113	(7)%
Investor fees (1)	42,296	35,143	20%
Other revenue (expense) (1)	6,444	(3,807)	N/M
Interest income	318,256	357,564	(11)%
Interest expense	(308,947)	(354,279)	(13)%
Net interest income	9,309	3,285	183%
Total net revenue	264,055	255,734	3%
Operating expenses (1):
Sales and marketing	110,165	116,312	(5)%
Origination and servicing	41,723	40,132	4%
Engineering and product development	71,478	53,407	34%
Other general and administrative	96,069	91,492	5%
Goodwill impairment	—	35,400	(100)%
Total operating expenses	319,435	336,743	(5)%
Income (loss) before income tax expense	(55,380)	(81,009)	(32)%
Income tax (benefit) expense	(92)	(3,795)	(98)%
Consolidated net loss	$(55,288)	$(77,214)	(28)%
Less: Income attributable to noncontrolling interests	10	—	N/M
LendingClub net loss	$(55,298)	$(77,214)	(28)%
N/M Not meaningful.
(1) Prior period amounts have been reclassified to conform to the current period presentation. See “Part I – Financial Information – Item 1 – Financial Statements – Note 1. Basis of Presentation” for additional information.
(2) Includes stock-based compensation expense as follows:

	Six Months Ended June 30,
	2017	2016	Change (%)
Sales and marketing	$4,266	$3,317	29%
Origination and servicing	2,770	1,709	62%
Engineering and product development	12,361	8,203	51%
Other general and administrative	19,189	15,239	26%
Total stock-based compensation expense	$38,586	$28,468	36%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

	Three Months Ended			Change (%)
	June 30, 2017	March 31, 2017	June 30, 2016	Q2 2017 vs Q2 2016	Q2 2017 vs Q1 2017
Net Revenue
Transaction fees	$107,314	$98,692	$96,605	11%	9%
Investor fees (1)	21,116	21,180	14,656	44%	—%
Other revenue (expense) (1)	4,223	2,221	(9,910)	(143)%	90%
Interest income	157,260	160,996	179,685	(12)%	(2)%
Interest expense	(150,340)	(158,607)	(177,596)	(15)%	(5)%
Net interest income	6,920	2,389	2,089	231%	190%
Total net revenue	$139,573	$124,482	$103,440	35%	12%

	Six Months Ended June 30,
	2017	2016	Change (%)
Net Revenue
Transaction fees	$206,006	$221,113	(7)%
Investor fees (1)	42,296	35,143	20%
Other revenue (expense) (1)	6,444	(3,807)	N/M
Interest income	318,256	357,564	(11)%
Interest expense	(308,947)	(354,279)	(13)%
Net interest income	9,309	3,285	183%
Total net revenue	$264,055	$255,734	3%

N/M	Not meaningful.

(1)
Prior period amounts have been reclassified to conform to the current period presentation. See “Part I – Financial Information – Item 1 – Financial Statements – Note 1. Basis of Presentation” for additional information.

The analysis below is presented for the following periods: Second quarter of 2017 compared to the second quarter of 2016 (Quarter Over Quarter), second quarter of 2017 compared to the first quarter of 2017 (Sequential), and the first half of 2017 compared to the first half of 2016 (Six Months Over Six Months).

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform through our marketplace’s role in facilitating loans for our issuing bank partners. The amount of these fees is based upon the terms of the loan, including grade, rate, term and other factors. As of June 30, 2017, these fees ranged from 1% to 7% of the initial principal amount of a loan. In addition, for education and patient finance loans, we also collect fees earned from issuing banks and service providers. We record transaction fee revenue net of program fees paid to WebBank, our primary issuing bank partner.

In July 2017, we recognized approximately $9.1 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the second quarter of 2017. In

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

July 2016, we recognized approximately $6.4 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the second quarter of 2016.

Quarter Over Quarter: Transaction fees were $107.3 million and $96.6 million for the second quarters of 2017 and 2016, respectively, an increase of 11%. The increase was due to higher origination volume and higher average transaction fees in the second quarter of 2017 compared to the second quarter of 2016. The average transaction fee as a percentage of the initial principal balance of the loan was 5.0% and 4.9% for the second quarters of 2017 and 2016, respectively.

Sequential: Transaction fees were $107.3 million and $98.7 million for the second and first quarters of 2017, respectively, an increase of 9%. The increase was primarily due to higher origination volume in the second quarter of 2017 compared to the first quarter of 2017.

Six Months Over Six Months: Transaction fees were $206.0 million and $221.1 million for the first halves of 2017 and 2016, respectively, a decrease of 7%. The decrease was due to lower origination volume, partially offset by higher average transaction fees in the first half of 2017 compared to the first half of 2016. The average transaction fee as a percentage of the initial principal balance of the loan was 5.0% and 4.7% for the first halves of 2017 and 2016, respectively. In March 2016, we increased the transaction fee that we earn from our primary issuing bank partner for certain prime and near-prime C through G graded loans from 5% to 6%, B graded loans from 4% to 5%, and A graded loans by approximately 1% at each subgrade level for grades A2 to A5.

Investor Fees

The table below illustrates the composition of investor fees by investment channel for each period presented:

	Three Months Ended			Change (%)
	June 30, 2017	March 31, 2017	June 30, 2016	Q2 2017 vs Q2 2016	Q2 2017 vs Q1 2017
Investor fees – whole loans sold	$12,216	$12,210	$6,721	82%	—%
Investor fees – notes, certificates, and self-directed accounts	7,783	7,812	6,257	24%	—%
Investor fees – Funds and separately managed accounts (1)	1,117	1,158	1,678	(33)%	(4)%
Total investor fees	$21,116	$21,180	$14,656	44%	—%

			Six Months Ended June 30,
			2017	2016	Change (%)
Investor fees – whole loans sold			$24,426	$18,530	32%
Investor fees – notes, certificates, and self-directed accounts			15,595	12,774	22%
Investor fees – Funds and separately managed accounts (1)			2,275	3,839	(41)%
Total investor fees			$42,296	$35,143	20%

(1)	Funds are the private funds for which LCA or its subsidiaries act as general partner.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

For each investment channel, the Company receives fees to compensate us for the costs we incur in servicing the related loan, including managing payments from borrowers, collections, payments to investors, maintaining investors’ account portfolios, and providing information and issuing monthly statements. Additionally, the investor fees earned from the Funds and separately managed accounts compensate us for the management and advisory services we provide related to the investment portfolios of these investors. The amount of investor fee revenue earned is predominantly affected by the various servicing rates paid by whole loan, note, and self-directed investors, the outstanding principal balance of whole loans and loans underlying notes and certificates serviced, and the amount of principal and interest collected from borrowers and remitted to whole loan, note, self-directed, and certain certificate investors.

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

Investor Fees – whole loans sold: Investor fee revenue related to the servicing of whole loans sold was $12.2 million and $6.7 million for the second quarters of 2017 and 2016, respectively, an increase of 82%. The increase in revenue was due to a higher balance of whole loans serviced and increase in collection fees in the second quarter of 2017 compared to the second quarter of 2016. Investor fee revenue related to the servicing of whole loans sold was $12.2 million for both the second and first quarters of 2017, respectively.

Investor fee revenue related to the servicing of whole loans sold was $24.4 million and $18.5 million for the first halves of 2017 and 2016, respectively, an increase of 32%. The increase in revenue was due to a higher balance of whole loans serviced and increase in collection fees in the first half of 2017 compared to the first half of 2016, partially offset by a change in the fair value of servicing rights.

Investor fees – notes, certificates, and self-directed: Investor fee revenue related to the servicing of underlying notes, certificates, and self-directed accounts was $7.8 million and $6.3 million for the second quarters of 2017 and 2016, respectively, an increase of 24%. The increase in revenue was due to an increase in the principal and interest payments processed on notes, increase in collection fees and an increase in self-directed fees in the second quarter of 2017 compared to the second quarter of 2016. Investor fee revenue related to the servicing of loans underlying notes, certificates, and self-directed accounts was $7.8 million for both the second and first quarters of 2017.

Investor fee revenue related to the servicing of underlying notes, certificates, and self-directed accounts was $15.6 million and $12.8 million for the first halves of 2017 and 2016, respectively, an increase of 22%. The increase in revenue was due to an increase in the principal and interest payments processed on notes, increase in collection fees and an increase in self-directed fees in the first half of 2017 compared to the first half of 2016.

Investor fees – Funds and separately managed accounts: Investor fee revenue related to the Funds and separately managed accounts was $1.1 million and $1.7 million for the second quarters of 2017 and 2016, respectively, a decrease of 33%. This decrease was primarily due to a 40% decrease in the average assets underlying these investment channels. Investor fee revenue related to the Funds and separately managed accounts of $1.1 million in the second quarter of 2017 remained relatively flat compared to investor fee revenue of $1.2 million in the first quarter of 2017. We currently anticipate that the assets under management associated with the Funds will continue to decrease as a result of a significant amount of redemption requests outstanding. This potential reduction will negatively affect investor fee revenue related to the Funds. Additionally, in July 2016, certain of the Funds ceased accepting contributions and limited redemption requests pursuant to the terms of the respective limited partnership agreements.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investor fee revenue related to the Funds and separately managed accounts was $2.3 million and $3.8 million in the first halves of 2017 and 2016, respectively, a decrease of 41%. This decrease was primarily due to a 38% decrease in the average assets underlying these investment channels as a result of the redemption requests and contribution gate discussed above.

Other Revenue (Expense)

Other revenue (expense) generally consists of gains and losses on sales of whole loans and sponsored securitization transactions, fair value adjustments on loans, notes and certificates, and referral revenue. In connection with whole loan sales, in addition to investor fees earned with respect to the corresponding loan, we recognize a gain or loss on the sale of that loan based on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee. Referral revenue consists of fees earned from third-party companies when customers referred by us complete specified actions with such third-party companies.

As we expand the use of the Company’s own capital to invest in loans for strategic business purposes, such as securitization transactions, we expect the net negative fair value adjustments on loans to increase, as such loans’ fair value adjustments will not be offset by fair value adjustments on notes or certificates. The Company expects fair value adjustments to be offset by the interest income earned from holding such loans.

The table below illustrates the composition of other revenue for each period presented:

	Three Months Ended			Change (%)
	June 30, 2017	March 31, 2017	June 30, 2016	Q2 2017 vs Q2 2016	Q2 2017 vs Q1 2017
Gain (loss) on sales of loans (1)	$4,445	$1,892	$(10,447)	143%	135%
Referral revenue	1,637	1,406	1,510	8%	16%
Net fair value adjustments on Loans, Notes and Certificates	(2,171)	(1,417)	(1,040)	(109)%	(53)%
Other	312	340	67	N/M	(8)%
Other revenue (expense) (2)	$4,223	$2,221	$(9,910)	143%	90%

			Six Months Ended June 30,
			2017	2016	Change (%)
Gain (loss) on sales of loans (1)			$6,337	$(5,748)	N/M
Referral revenue			3,043	3,042	—%
Net fair value adjustments on Loans, Notes and Certificates			(3,588)	(1,207)	(197)%
Other			652	106	N/M
Other revenue (expense) (2)			$6,444	$(3,807)	N/M

N/M	Not meaningful.

(1)	Presented net of credit support agreement expense in the second and first quarters of 2017 and first half of 2017.

(2)
Prior period amounts have been reclassified to conform to the current period presentation. See “Part I – Financial Information – Item 1 – Financial Statements – Note 1. Basis of Presentation” for additional information.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Quarter Over Quarter: Other revenue (expense) was $4.2 million and $(9.9) million for the second quarters of 2017 and 2016, respectively. The increase was due to an increase in the gain on sale of loans primarily resulting from $14.0 million of sales incentives provided to whole loan investors that reduced the gain on sale in the second quarter of 2016, a higher volume of loans sold and, to a lesser extent, change in investor mix in the second quarter of 2017 compared to the second quarter of 2016. This increase was partially offset by a reimbursement to a whole loan investor pursuant to a credit support agreement in the second quarter of 2017. No such sales incentives were offered in the second quarter of 2017.

Sequential: Other revenue (expense) was $4.2 million and $2.2 million for the second and first quarters of 2017, respectively. The increase was primarily due to an increase on the gain on sales of loans related to a sponsored securitization transaction.

Six Months Over Six Months: Other revenue (expense) was $6.4 million and $(3.8) million for the first halves of 2017 and 2016, respectively. The increase was due to an increase in the gain on sale of loans primarily resulting from $14.0 million of sales incentives provided to whole loan investors that reduced the gain on sale in the second quarter of 2016, a higher volume of loans sold and, to a lesser extent, change in investor mix in the second quarter of 2017 compared to the second quarter of 2016. The increase was partially offset by a reimbursement to a whole loan investor pursuant to a credit support agreement in the first half of 2017, as described above, and an increase in the net fair value adjustment on loans, notes and certificates in the first half of 2017 compared to the first half of 2016. No such sales incentives were offered in the first half of 2017.

Net Interest Income (Expense)

We do not assume principal or interest rate risk on loans facilitated through our marketplace that are funded by notes and certificates because loan balances, interest rates and maturities are matched and offset by an equal balance of notes or certificates with the exact same interest rates and maturities. The interest expense related to the notes and certificates is completely offset with interest income on the associated loans on our statement of operations. Interest income on loans not funded by a note or certificate is recorded in the condensed consolidated statement of operations without corresponding interest expense. We expect net interest income to increase as we expand the use our capital for strategic business purposes, such as investing in and holding loans on balance sheet for future sponsored securitization transactions.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Additionally, interest income includes interest income earned on cash and cash equivalents and the securities available for sale portfolio. Our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. The following tables provide additional detail related to net interest income (expense):

	Three Months Ended			Change (%)
	June 30, 2017	March 31, 2017	June 30, 2016	Q2 2017 vs Q2 2016	Q2 2017 vs Q1 2017
Interest income:
Loans and loans held for sale	$155,545	$159,488	$178,452	(13)%	(2)%
Securities available for sale	1,008	940	750	34%	7%
Cash and cash equivalents	707	568	483	46%	24%
Total interest income	157,260	160,996	179,685	(12)%	(2)%
Interest expense:
Notes and certificates	(150,340)	(158,607)	(177,596)	(15%)	(5)%
Total interest expense	(150,340)	(158,607)	(177,596)	(15%)	(5)%
Net interest income	$6,920	$2,389	$2,089	231%	190%
Average outstanding balances:
Loans	$4,127,408	$4,393,061	$4,836,993	(15)%	(6)%
Loans held for sale	$67,722	$8,122	$—	N/M	N/M
Notes and certificates	$4,138,136	$4,410,812	$4,832,056	(14)%	(6)%

			Six Months Ended June 30,
			2017	2016	Change (%)
Interest income:
Loans and loans held for sale			$315,033	$355,096	(11)%
Securities available for sale			1,948	1,492	31%
Cash and cash equivalents			1,275	976	31%
Total interest income			318,256	357,564	(11)%
Interest expense:
Notes and certificates			(308,947)	(354,279)	(13%)
Total interest expense			(308,947)	(354,279)	(13%)
Net interest income			$9,309	$3,285	183%
Average outstanding balances:
Loans			$4,260,235	$4,847,973	(12)%
Loans held for sale			$37,922	$—	N/M
Notes and certificates			$4,274,474	$4,854,039	(12)%
N/M Not meaningful.

Quarter Over Quarter: Interest income from loans and loans held for sale was $155.5 million and $178.5 million for the second quarters of 2017 and 2016, respectively. The decrease in interest income on loans was primarily due to a decrease in the average outstanding balance of loans, driven by a larger portion of current quarter loans originated being sold to whole loan investors.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Interest expense for notes and certificates was $150.3 million and $177.6 million for the second quarters of 2017 and 2016, respectively. The decrease in interest expense was primarily due to a decrease in the average outstanding balances of notes and certificates, driven by a larger portion of current quarter loans originated being sold to whole loan investors.

Net interest income was $6.9 million and $2.1 million for the second quarters of 2017 and 2016, respectively. The increase in net interest income was primarily due to the increase in the average outstanding balances of loans held on the Company’s balance sheet during the second quarter of 2017 to support securitization partners and upcoming securitization transactions. Such loans did not have a corresponding note or certificate on the Company’s balance sheet.

Sequential: Interest income from loans and loans held for sale was $155.5 million and $159.5 million for the second and first quarters of 2017, respectively. The decrease in interest income on loans was primarily due to a decrease in the average outstanding balance of loans, driven by a larger portion of current quarter loans originated being sold to whole loan investors.

Interest expense for notes and certificates was $150.3 million and $158.6 million for the second and first quarters of 2017, respectively. The decrease in interest expense was primarily due to a decrease in the average outstanding balances of notes and certificates, driven by a larger portion of current quarter loans originated being sold to whole loan investors.

Net interest income was $6.9 million and $2.4 million for the second and first quarters of 2017, respectively. The increase in net interest income was primarily due to the increase in the average outstanding balances of loans held on the Company’s balance sheet during the second quarter of 2017 to support securitization partners and upcoming securitization transactions, as discussed above.

Six Months Over Six Months: Interest income from loans and loans held for sale was $315.0 million and $355.1 million for the first halves of 2017 and 2016, respectively. The decrease in interest income on loans was primarily due to a decrease in the average outstanding balance of loans, driven by a larger portion of loans originated in the first half of 2017 being sold to whole loan investors.

Interest expense for notes and certificates was $308.9 million and $354.3 million for the first halves of 2017 and 2016, respectively. The decrease in interest expense was primarily due to a decrease in the average outstanding balances of notes and certificates, driven by a larger portion of loans originated in the first half of 2017 being sold to whole loan investors.

Net interest income was $9.3 million and $3.3 million for the first halves of 2017 and 2016, respectively. The increase in net interest income was primarily due to the increase in the average outstanding balances of loans held on the Company’s balance sheet during the second quarter of 2017 to support securitization partners and upcoming securitization transactions, as discussed above.

Operating Expenses

Our operating expenses consist of sales and marketing, origination and servicing, engineering and product development and other general and administrative expenses as described below.

Sales and Marketing: Sales and marketing expense consists primarily of borrower and investor acquisition efforts including costs attributable to marketing and selling the loans we facilitate. This includes costs of building general brand awareness, and salaries, benefits and stock-based compensation expense related to our sales and marketing team.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

After announcing the findings of the internal board review, and the significant decrease in the trading price of our common stock in May 2016, we offered incentive retention awards to certain members of the executive management team and other key personnel that totaled $34.9 million that were recognized as compensation expense ratably through May 2017. In addition, we have incurred and expect to continue to incur significant legal and other expenses in connection with the inquiries and private litigation that have arisen and may continue to arise from the internal board review, and our response to ongoing governmental requests for information.

	Three Months Ended			Change (%)
	June 30, 2017	March 31, 2017	June 30, 2016	Q2 2017 vs Q2 2016	Q2 2017 vs Q1 2017
Sales and marketing	$55,582	$54,583	$49,737	12%	2%
Origination and servicing	21,274	20,449	20,934	2%	4%
Engineering and product development	35,718	35,760	29,209	22%	—%
Other general and administrative	52,495	43,574	53,457	(2)%	20%
Goodwill impairment	—	—	35,400	N/M	N/M
Total operating expenses	$165,069	$154,366	$188,737	(13)%	7%

			Six Months Ended June 30,
			2017	2016	Change (%)
Sales and marketing			$110,165	$116,312	(5)%
Origination and servicing			41,723	40,132	4%
Engineering and product development			71,478	53,407	34%
Other general and administrative			96,069	91,492	5%
Goodwill impairment			—	35,400	N/M
Total operating expenses			$319,435	$336,743	(5)%

N/M	Not meaningful.

Sales and marketing: Sales and marketing expense was $55.6 million and $49.7 million for the second quarters of 2017 and 2016, respectively, an increase of 12%. The increase was primarily due to a $9.2 million increase in

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

variable marketing expenses, partially offset by a $2.8 million decrease due to a non-recurring advisory fee in the second quarter of 2016. Sales and marketing expense as a percent of loan originations was 2.6% in the second quarter of 2017 compared to 2.5% in the second quarter of 2016. A portion of this increase is attributable to the fact that credit policies were tightened in 2016 and the first quarter of 2017, resulting in an increase of applications that were declined, thus increasing the cost per acquisition of a new borrower. We expect sales and marketing expense as a percent of loan originations to flatten toward the end of 2017.

On a sequential basis, sales and marketing expense was $55.6 million and $54.6 million for the second and first quarters of 2017, respectively, an increase of 2%. As a percent of originations, sales and marketing expense was 2.6% in the second quarter of 2017 compared to 2.8% in the first quarter of 2017.

Sales and marketing expense was $110.2 million and $116.3 million for the first halves of 2017 and 2016, respectively, a decrease of 5%. The decrease was primarily due to a $3.3 million decrease in variable marketing expenses and a $2.8 million decrease due to a non-recurring advisory fee in the first half of 2016. Sales and marketing expense as a percent of loan originations was 2.7% in the first half of 2017 compared to 2.5% in the first half of 2016.

Origination and servicing: Origination and servicing expense remained relatively flat at $21.3 million and $20.9 million for the second quarters of 2017 and 2016, respectively.

On a sequential basis, origination and servicing expense was $21.3 million and $20.4 million for the second and first quarters of 2017, respectively, an increase of 4%. The increase was primarily due to a $0.7 million increase in loan processing costs driven by higher loan originations and a $0.2 million increase in personnel-related expenses associated with higher headcount levels.

Origination and servicing expense was $41.7 million and $40.1 million for the first halves of 2017 and 2016, respectively, an increase of 4%. The increase was primarily due to a $2.7 million increase in personnel-related expenses associated with higher headcount levels, partially offset by a $1.8 million decrease in loan processing costs.

Engineering and product development: Engineering and product development expense was $35.7 million and $29.2 million for the second quarters of 2017 and 2016, respectively, an increase of 22%. The increase was primarily driven by continued investment in technology and platform improvements that are focused on enhancing our credit decisioning capabilities, internal testing environment and cloud infrastructure, which included a $1.8 million increase in personnel-related expenses resulting from increased headcount, salaries and retention costs, and a $4.3 million increase in equipment, software and depreciation expense.

We capitalized $12.5 million and $10.4 million in software development costs in the second quarters of 2017 and 2016, respectively.

On a sequential basis, engineering and product development expense remained relatively flat at $35.7 million and $35.8 million for the second and first quarters of 2017, respectively.

Engineering and product development expense was $71.5 million and $53.4 million for the first halves of 2017 and 2016, respectively, an increase of 34%. The increase was primarily driven by a $8.9 million increase in personnel-related expenses resulting from increased headcount, salaries and retention costs, and an $8.6 million increase in equipment, software and depreciation expense.

We capitalized $23.9 million and $20.1 million in software development costs in the first halves of 2017 and 2016, respectively.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Other general and administrative expense: Other general and administrative expense was $52.5 million and $53.5 million for the second quarters of 2017 and 2016, respectively, a decrease of 2%. The decrease was primarily due to a decrease of $5.2 million in professional services related to legal, audit, communications, and advisory fees and a $2.4 million insurance reimbursement for certain legal expenses incurred as a result of the Company’s board review and related governmental and regulatory inquiries. The decrease was partially offset by an increase of $5.6 million in salaries and stock-based compensation expense related to increased headcount, salaries of newly hired executives as we invested in infrastructure and support teams, and retention costs, and a $1.0 million increase in facilities expense.

On a sequential basis, other general and administrative expense was $52.5 million and $43.6 million for the second and first quarters of 2017, respectively, an increase of 20%. The increase was primarily driven by a $6.9 million increase in professional services related to legal, audit, communications, and advisory fees, and a $2.9 million increase in salaries and stock-based compensation expense related to increased headcount, salaries of newly hired executives, and retention costs. Legal expense in the second and first quarters of 2017 were offset by $2.4 million and $9.6 million of insurance reimbursements for certain legal expenses, as discussed above.

Other general and administrative expense was $96.1 million and $91.5 million for the first halves of 2017 and 2016, respectively, an increase of 5%. The increase was primarily driven by increases of $10.0 million in salaries and stock-based compensation expense, $2.4 million in facilities expense, and $2.4 million in professional services related to legal, audit, communications, and advisory fees. These increases were offset by $12.0 million of insurance reimbursements in the first half of 2017 for certain legal expenses, as discussed above.

Goodwill Impairment

Goodwill impairment consists of a charge for the excess of the carrying value of goodwill over the fair value of the education and patient finance reporting unit.

In the second quarter of 2016, the Company recorded a goodwill impairment charge of $35.4 million as related to the education and patient finance reporting unit. There were no goodwill charges in the second quarter or first half of 2017. See “Part I – Financial Information – Item 1 – Financial Statements – Note 10. Intangible Assets and Goodwill” for a further description of this impairment.

Income Taxes

We continued to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures in evaluating our operating results. We believe that contribution, contribution margin, adjusted EBITDA, adjusted EBITDA margin, and investor fees before changes in fair value of servicing assets and servicing liabilities help identify trends in our core business results and allow for greater transparency with respect to key metrics used by our management in its decision making.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Contribution and Contribution Margin are measures of overall direct product profitability that our management and board of directors find useful, and believe investors may find useful, in understanding the relationship between costs most directly associated with revenue generating activities and the related revenue, and remaining amount available to support our costs of engineering and product development and other general and administrative expense to evaluate our operating performance and trends. While we believe Contribution and Contribution Margin are useful for the reasons above, they are not an overall measure of our profitability, as they exclude engineering and product development and other general and administrative expenses that are required to run our business. Factors that affect our Contribution and Contribution Margin include revenue mix, variable marketing expenses and origination and servicing expenses.

The following table shows the calculation of contribution and contribution margin:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Total net revenue	$139,573	$124,482	$103,440	$264,055	$255,734
Less: Sales and marketing expense	55,582	54,583	49,737	110,165	116,312
Less: Origination and servicing expense	21,274	20,449	20,934	41,723	40,132
Total direct expenses	$76,856	$75,032	$70,671	$151,888	$156,444
Add: Stock-based compensation (1)	$3,321	$3,715	$2,376	$7,036	$5,026
Contribution (2)	$66,038	$53,165	$35,145	$119,203	$104,316
Contribution margin (2)	47.3%	42.7%	34.0%	45.1%	40.8%

(1)	Contribution excludes stock-based compensation expense included in the sales and marketing and origination and servicing expense categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

(2)
Beginning in the first quarter of 2017, contribution includes net interest revenue to capture the full spectrum of revenue we expect to generate. Prior period amounts have been reclassified to conform to the current period presentation.

The following table presents a reconciliation of net income (loss) to contribution for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Consolidated net loss	$(25,444)	$(29,844)	$(81,351)	$(55,288)	$(77,214)
Engineering and product development expense	35,718	35,760	29,209	71,478	53,407
Other general and administrative expense	52,495	43,574	53,457	96,069	91,492
Goodwill impairment	—	—	35,400	—	35,400
Stock-based compensation expense(1)	3,321	3,715	2,376	7,036	5,026
Income tax (benefit) expense	(52)	(40)	(3,946)	(92)	(3,795)
Contribution (2)	$66,038	$53,165	$35,145	$119,203	$104,316
Total net revenue	$139,573	$124,482	$103,440	$264,055	$255,734
Contribution margin (2)	47.3%	42.7%	34.0%	45.1%	40.8%

(1)	Contribution excludes stock-based compensation expense included in the sales and marketing and origination and servicing expense categories.

(2)
Beginning in the first quarter of 2017, contribution includes net interest revenue to capture the full spectrum of revenue we expect to generate. Prior period amounts have been adjusted to conform to the current period presentation.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Consolidated net loss	$(25,444)	$(29,844)	$(81,351)	$(55,288)	$(77,214)
Acquisition and related expense	56	293	293	349	586
Depreciation expense:
Engineering and product development	8,483	7,794	4,917	16,277	9,410
Other general and administrative	1,305	1,298	993	2,603	1,899
Amortization of intangible assets	1,057	1,162	1,180	2,219	2,436
Goodwill impairment	—	—	35,400	—	35,400
Stock-based compensation expense	19,088	19,498	13,447	38,586	28,468
Income tax (benefit) expense	(52)	(40)	(3,946)	(92)	(3,795)
Adjusted EBITDA (1)	$4,493	$161	$(29,067)	$4,654	$(2,810)
Total net revenue	$139,573	$124,482	$103,440	$264,055	$255,734
Adjusted EBITDA margin (1)	3.2%	0.1%	(28.1)%	1.8%	(1.1)%

(1)
Beginning in the first quarter of 2017, adjusted EBITDA includes net interest revenue to capture the full spectrum of revenue we expect to generate. Prior period amounts have been adjusted to conform to the current period presentation.

Operating expenses include the following amounts of stock-based compensation for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Sales and marketing	$1,967	$2,299	$1,413	$4,266	$3,317
Origination and servicing	1,354	1,416	963	2,770	1,709
Engineering and product development	5,773	6,588	4,480	12,361	8,203
Other general and administrative	9,994	9,195	6,591	19,189	15,239
Total stock-based compensation expense	$19,088	$19,498	$13,447	$38,586	$28,468

Investor Fees Before Changes in Fair Value of Servicing Assets and Liabilities

Investor fee revenue, excluding fair market value accounting adjustments, is a non-GAAP financial measure that is calculated as investor fees less the change in fair value of servicing assets and liabilities. We account for servicing assets and liabilities at fair value with changes in fair value recorded through earnings in the period of change. We believe this is a useful non-GAAP financial measure because it reflects the amount of fees actually collected. We

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

believe that the fair value adjustments to the servicing assets and liabilities is less useful in particular because the Company does not trade or transfer such servicing assets or liabilities.

The following table presents a reconciliation of investor fees to investor fees before change in fair value of servicing assets and liabilities:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Investor fees	$21,116	$21,180	$14,656	$42,296	$35,143
Change in fair value of servicing assets and liabilities	4,436	3,238	4,672	7,674	2,362
Investor fees before change in fair value of servicing assets and liabilities	$25,552	$24,418	$19,328	$49,970	$37,505

Investments by Investment Channel and Investor Concentration

The following table shows the percentage of loan originations funded by investment channel for the periods presented:

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Originations by Investor Type:
Managed accounts	31%	33%	43%	55%	35%
Self-directed	13%	15%	13%	14%	17%
Banks	44%	40%	31%	13%	28%
Other institutional investors	12%	12%	13%	18%	20%
Total	100%	100%	100%	100%	100%

Managed accounts include the private funds managed by LCA, dedicated third-party funds and separately managed accounts. Self-directed investors include our self-directed retail investor base. Banks are deposit taking institutions, while other institutional investors include asset managers, insurance companies, hedge funds and other large non-bank investors.

The following table provides the percentage of loans invested in by the ten largest investors during each of the previous five quarters (by dollars invested):

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Percentage of loans invested in by ten largest investors (by $ invested)	59%	61%	68%	72%	62%

For the quarter ended June 30, 2017, no single investor accounted for more than 20% of the loans invested in through our marketplace. The composition of the top ten investors may vary from period to period. In addition to these investors, private funds associated with LCA and publicly issued member payment dependent notes accounted for approximately 1% and 14%, respectively, of investment capital provided through our marketplace during the period.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Our marketplace platform’s credit decisioning and scoring models are evaluated on a regular basis and the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate are leveraged to continually improve the models. We believe we have a history of effectively evaluating borrower’s credit worthiness and likelihood of defaults, as evidenced by the performance of various loan vintages facilitated through our marketplace. If our marketplace’s credit decisioning and scoring models ultimately prove to be ineffective, or fail to appropriately account for a decline in the macroeconomic environment, investors may experience higher than expected losses and lose confidence in our business. The following charts display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through June 30, 2017, by booking year, for all grades and 36 or 60 month terms of standard program loans for each of the years shown:

Net Cumulative Lifetime Charge-off Rates
All 36 Month Standard Program Personal Loans
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
1
3
5
7
9
11
13
15
17
19
21
23
25
27
29
31
33
35
Months on Book
Y2008
Y2009
Y2010
Y2011
Y2012
Y2013
Y2014
Y2015
Y2016
Y2017

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan Portfolio Information and Credit Metrics

We classify the loans held on our balance sheet into three major loan products: standard program personal loans, custom program personal loans and other loans. The majority of the loans facilitated on our platform and retained on the balance sheet are standard program personal loans which represent loans made to prime borrowers that are publicly available to note investors and through certificates to private investors. Custom program personal loans include all other personal loans that are not eligible for our standard program and are available only to private investors. Other loans is comprised of education and patient finance loans, small business loans, small business lines of credit, and auto refinance loans. The loans held on our balance sheet are financed by notes issued by us, certificates issued by the Trust, or loans invested in directly by us.

Fair Value and Delinquencies

The outstanding principal balance, fair value and percentage of these loans that are delinquent, by loan product, are as follows:

	June 30, 2017			December 31, 2016
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)
Personal loans - standard program	$3,859.5	94.1%	3.0%	$4,290.4	94.6%	3.2%
Personal loans - custom program	196.3	91.7	6.0	267.4	91.4	5.6
Other loans (1)	23.0	97.4	2.8	17.2	96.8	2.8
Total	$4,078.8	94.0%	3.2%	$4,575.0	94.5%	3.3%
(1) Components of other loans are less than 10% of the outstanding principal balance presented individually.
(2) Expressed as a percent of outstanding principal balance.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Declines in the fair value of loans from December 31, 2016 to June 30, 2017 were primarily due to increases in the yields required by investors to purchase our loans, notes and certificates, and an increase in expected credit losses.

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

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last five quarters are as follows:

Total Platform (1)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Personal Loans - Standard Program:
Annualized net charge-off rate	8.1%	8.5%	8.0%	6.1%	4.9%
Weighted average age in months	12.9	12.5	12.0	11.3	10.3

Personal Loans - Custom Program:
Annualized net charge-off rate	14.1%	15.7%	14.6%	11.0%	8.6%
Weighted average age in months	10.5	10.5	9.8	9.1	8.4

Loans retained on balance sheet	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Personal Loans - Standard Program:
Annualized net charge-off rate	10.2%	10.9%	10.4%	8.2%	6.5%
Weighted average age in months	14.9	14.2	13.5	12.9	12.1

Personal Loans - Custom Program:
Annualized net charge-off rate	15.5%	19.6%	19.1%	14.0%	8.2%
Weighted average age in months	15.7	14.3	12.4	10.9	8.4

(1)	Total platform comprises all loans facilitated through the marketplace, including whole loans sold and loans financed by notes and certificates.

The decrease in the annualized net charge-off rates in the second quarter of 2017 compared to the first quarter of 2017 reflects the effect of lower observed actual charge-offs, offset by the impact of an increase in the weighted average age of the loans. In the second quarter of 2017, we observed lower delinquencies and charge-offs in both the standard and custom personal loans programs. These declines were driven by a decrease in the annualized net

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

charge-off rate in the second quarter of 2017 compared to the first quarter of 2017, as well as an increase in recovery rates for charged-off loans in the second quarter of 2017. These changes were a result of a combination of factors:

•
The effect of credit tightening implemented in 2016 and early 2017. As the newer vintages are beginning to season we are seeing improved loss performance vintage-over-vintage as a result of the tighter credit criteria.

•	The benefits from investments made in servicing of delinquent loans, including increased staffing and improved technology infrastructure.

•	An increase in recovery rates as sales prices of charged-off debt have trended back up.

We generally expect charge-off rates to increase with loan age, as new loans generally have fewer credit losses than seasoned loans. However, net annualized charge-off rates declined in the second quarter of 2017 despite an increase in the average age of the loans. Prior to 2016, our loan portfolios grew significantly as the volume of loans facilitated increased. As a result, the average age of the portfolio, and with it the average charge-off rate, stayed low during this prior period. In 2016, loan originations grew at a slower rate, causing the average loan age to increase resulting in an increase in the aggregate annualized charge-off rate. See “Current Economic and Business Environment” for further discussion regarding how we responded to these observations and credit performance by implementing changes to the credit model, increasing interest rates and supplementing collections efforts.

The annualized net charge-off rates for standard program loans are higher for loans retained on our balance sheet compared to loans reflected at the total platform level for each quarter because of a difference in grade distribution for the two portfolios. The proportion of grade A and B loans is approximately 30% of the retained loan portfolio compared to approximately 41% for the total platform level as of June 30, 2017. This difference in loan grade distribution results in higher net charge-off rates for the loans on the balance sheet, as grade A and B loans have lower expected and actual credit losses.

Regulatory Environment

As a result of the internal board review and resignation of our former CEO, we have received inquiries from governmental entities, and we continue to cooperate fully with such governmental entities. Responding to inquiries of this nature are costly and time consuming, can generate negative publicity, and could have a material and adverse effect on our business. See “Part I – Financial Information – Item 1 – Financial Statements – Note 15. Commitments and Contingencies” for further discussion regarding these inquiries.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Liquidity and Capital Resources

Liquidity

The following table sets forth certain cash flow information for the periods presented:

	Six Months Ended June 30,
Condensed Cash Flow Information:	2017	2016
Net cash used for operating activities	$(30,652)	$(1,190)

Cash flow related to loan investing activities (1)	288,043	(222,412)
Cash flow related to all other investing activities	76,043	(44,516)
Net cash provided by (used for) investing activities	364,086	(266,928)

Cash flow related to note/certificate and secured borrowings financing (1)	(287,499)	214,044
Cash flow used for all other financing activities	(23,093)	3,469
Net cash (used for) provided by financing activities	(310,592)	217,513
Net increase (decrease) in cash and cash equivalents	$22,842	$(50,605)

(1)
Cash flow related to loan investing activities includes the purchase of loans and repayment of loans facilitated through our marketplace. Cash flow related to note/certificate and secured borrowings financing activities includes the issuance of notes and certificates to investors and the repayment of those notes and certificates. These amounts generally correspond and offset each other.

Our short-term liquidity needs generally relate to our working capital requirements. These liquidity needs are generally met through cash generated from the operations of facilitating loan originations. If we experience a pause in investor capital on our platform, cash generated from facilitating loan originations could decline, in which case we may need to use our cash and cash equivalents on hand, which was $538.4 million at June 30, 2017, to meet our working capital needs. Additionally, we had $225.3 million of available for sale securities at June 30, 2017. The consolidated net loss during the first half of of 2017, along with the purchase of loans the Company sold and intends to sell, and the payment of the 2016 corporate cash bonus in February 2017, resulted in negative operating cash flows for the first half of 2017.

Additionally, given the payment dependent structure of the notes and certificates, principal and interest payments on notes and certificates are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity. During the first half of 2017, we purchased a total of $189.4 million of loans through the platform to support securitization initiatives and fulfill contractual purchase obligations. The outstanding principal balance of loans for which we remained invested in as of June 30, 2017 amounted to $57.2 million.

Cash and cash equivalents are primarily held in institutional money market funds, interest-bearing deposit accounts at investment grade financial institutions, certificates of deposit, and commercial paper. Cash and cash equivalents were $538.4 million and $515.6 million as of June 30, 2017 and December 31, 2016, respectively. Changes in the balance of cash and cash equivalents are generally a result of timing related to working capital requirements or investments in or out of our securities available for sale portfolio and changes in restricted cash and other investments.

Restricted cash consists primarily of bank deposit accounts and money market funds that are: (i) pledged to, or held in escrow at correspondent banks as security for transactions processed on or related to our platform or activities by certain investors; (ii) pledged through a credit support agreement with a certificate holder; (iii) received from

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

investors but not yet been applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds; or (iv) as of December 31, 2016, held in a Rabbi Trust through a grantor trust agreement to satisfy obligations to partnerships under the 2016 Cash Retention Bonus Plan. Restricted cash was $161.7 million and $177.8 million at June 30, 2017 and December 31, 2016, respectively. The decrease in restricted cash is primarily attributable to a decrease in cash received from investors that has not yet been applied to their accounts.

We invest in securities classified as available for sale. The fair value of securities available for sale as of June 30, 2017 and December 31, 2016 was $225.3 million and $287.1 million, respectively. At June 30, 2017, these securities included corporate debt securities, certificates of deposit, asset-backed securities, commercial paper, U.S. agency securities, U.S. Treasury securities, asset-backed securities related to consolidated VIE and other securities. All securities, except for the subordinate residual certificates of the consolidated VIE related to a sponsored securitization transaction, were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses. These securities provided $1.9 million and $1.8 million of interest income for the first halves of 2017 and 2016, respectively. These securities continue to be available to meet liquidity needs.

Our available liquidity resources may also be provided by external sources. On December 17, 2015, we entered into a credit and guaranty agreement with several lenders for an aggregate $120.0 million secured revolving credit facility (Credit Facility). In connection with the credit agreement, we entered into a pledge and security agreement with Morgan Stanley Senior Funding, Inc., as collateral agent. Proceeds of loans made under the Credit Facility may be borrowed, repaid and reborrowed until December 17, 2020. Repayment of any outstanding proceeds are payable on December 17, 2020, but may be prepaid without penalty. We did not have any loans outstanding under the Credit Facility during the first half of 2017.

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

The Credit Facility and pledge and security agreement contain certain covenants applicable to us, including restrictions on the Company’s ability to pay dividends, incur indebtedness, pledge our assets, merge or consolidate, make investments, and enter into certain affiliate transactions. The Credit Facility required us to maintain a maximum total net leverage ratio (defined as the ratio of net debt to Adjusted EBITDA, on a consolidated basis for the four most recent Fiscal Quarter periods) of 4.00:1.00 initially, which decreases over the term of the Credit Facility to 3.00:1.00 on and after June 30, 2018 (on a consolidated basis). As of June 30, 2017, the total net leverage ratio, calculated as defined in the Credit Facility, was 0%.

As a general matter, loans that are facilitated through our marketplace are funded by the issuance of Notes to our retail investors and the issuance of certificates or whole loan sales to institutional investors without the use of the Company’s capital. However, to expand the Company’s investor base, the Company has recently developed capabilities to support securitization of loans. In the second quarter of 2017, the Company used its own capital to purchase loans to leverage this newly developed securitization capability and sponsored its first securitization. We intend to use more of our capital to purchase loans for future securitizations or loan sales. We also use our own capital to fulfill contractual purchase obligations for loans funded without a matched third-party investor, from time to time. Additionally, we may use our own capital to invest in loans to fulfill regulatory obligations, support short-

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

term marketplace equilibrium, offer customer accommodations, or to test and establish a track record of performance for new or alternative loan terms, programs, or channels.

We believe based on our projections and ability to reduce loan volume if needed, that our cash on hand, funds available from our line of credit, and our cash flow from operations is expected to be sufficient to meet our liquidity needs for the next twelve months.

Capital Resources

Net capital expenditures were $19.7 million, or 7.3% of total net revenue, and $26.9 million, or 10.5% of total net revenue, for the first halves of 2017 and 2016, respectively. Capital expenditures generally consist of internally developed software, computer equipment, and construction in progress. Capital expenditures in 2017 are expected to be approximately $50.0 million, primarily related to costs associated with the continued development and support of our lending platform. In the future, we expect our capital expenditures to increase as we continue to enhance our platform to support the growth in our business.

Off-Balance Sheet Arrangements

As of both June 30, 2017 and December 31, 2016, a total of $4.7 million in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026.

Contingencies

For a comprehensive discussion of contingencies as of June 30, 2017, see “Part I – Financial Information – Item 1 – Financial Statements – Note 15. Commitments and Contingencies.”

Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part  II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first half of 2017, except as disclosed in “Note 2. Summary of Significant Accounting Policies,” pertaining to “Goodwill and Intangible Assets.”

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in market prices and rates.

Discount Rate Sensitivity

We are exposed to market risk on loans facilitated through our marketplace that are not sold or funded with offsetting notes and certificates. Changes in the fair value of these loans are primarily related to changes in market discount rates and actual credit performance. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market.

During the second quarter of 2017, we purchased a total of $183.2 million of loans through the platform, primarily to support securitization partners and upcoming securitization initiatives, fund certain custom program loans, and fulfill contractual purchase obligations. In the second quarter of 2017, we sold $142.4 million of loans we previously purchased. We recorded a negative $2.2 million net fair value adjustment related to the loans we invested in as of June 30, 2017. The outstanding principal balance of loans for which we remained invested in as of June 30, 2017 was $57.2 million. We do not believe the interest rate risk associated with the remaining loans we held as of June 30, 2017 is material, but we will experience increased exposure to market risks if we increase the amount of our capital used to invest in loans. See “Current Economic and Business Environment” and “Liquidity and Capital Resources – Liquidity” for additional discussion. We do not hold or issue other financial instruments for trading purposes.

Interest Rate Sensitivity

We invest in securities classified as available for sale. The fair value of securities available for sale as of June 30, 2017 and December 31, 2016 was $225.3 million and $287.1 million, respectively, consisting of corporate debt securities, asset-backed securities, U.S. agency securities, certificates of deposit, commercial paper, U.S. Treasury securities, asset-backed securities related to a consolidated VIE and other securities. To mitigate the risk of loss, our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, the Company limits and monitors maturities, credit ratings, and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on our securities available for sale and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.8 million in the fair value of our securities available for sale as of June 30, 2017. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $0.8 million in the fair value of our securities available for sale as of June 30, 2017. Any unrealized gains or losses resulting from such interest rate changes would only be recorded if we sold the securities prior to maturity or if the securities were not considered other-than-temporarily impaired.

We had cash and cash equivalents of $538.4 million as of June 30, 2017. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper, which are short-term. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, we do not believe we have material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will modestly increase the interest income earned on these cash balances.

LENDINGCLUB CORPORATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2017 were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Part 1 – Financial Information – Item 1 – Financial Statements – Note 15. Commitments and Contingencies – Legal,” which is incorporated herein by reference.

Item 1A. Risk Factors

The risks described in “Part I – Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016, could materially and adversely affect our business, financial condition, operating results and prospects, and the trading price of our common stock could decline. While we believe the risks and uncertainties described therein include all material risks currently known by us, it is possible that these may not be the only ones we face. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2016, remains current in all material respects, with the exception of the below.

We Design, Create and Offer Products and Services, Including Our Platform, Which Incorporate Innovative Technologies That Involves Risks and We May Not Realize the Degree or Timing of Benefits

We operate a platform to offer innovative credit products to borrowers and exposure to credit for investors. Our products and services operate in a very dynamic industry and, to stay relevant and effective, we will utilize technology to develop our products and design our platform for greater efficiency. We expect spending in technology and data management and science will increase over time as we add computer scientists, designers, software engineers, data scientists and other employees. We seek to invest efficiently in several areas of technology and data and expansion of new and existing product categories and service offerings, such as our platform product. We also invest in our technology infrastructure to enhance the customer experience, improve our processes and

LENDINGCLUB CORPORATION

more efficiently match borrower and investor demand. To best take advantage of these continued advances in technology, we are investing in initiatives to build and deploy innovative and efficient software.

We seek to achieve growth through the design, development, and support of our products and services, including an innovative loan platform that incorporates advanced technologies. Our products and services, including our platform, change as we invest substantial amounts in research and development efforts to pursue advancements and better use our data. If our design and development efforts are delayed, or if third-party developers cannot timely deliver or perform to our standards, we may not meet customers’ schedules or expectations. Such issues could result in material additional costs, including penalties that could be assessed under existing contractual provisions. Our ability to realize the anticipated benefits of our technological advancements depends on a variety of factors, including meeting development, production, third-party requirements and approval and regulatory approval schedules; execution of internal and external performance plans; availability of third-party developers and suppliers; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends in our markets; validation of innovative technologies; the level of customer interest in new technologies and products; and borrower and investor acceptance of our products and products that incorporate technologies we develop. These products and services may incorporate additional technologies developed by third parties and involve additional risks and uncertainties. As a result, the performance and market acceptance of these third-party products and services could affect the level of customer interest and acceptance of our own products in the marketplace.

Any development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of platform enhancements and new products. Any delays could result in increased development costs or deflect resources from other projects.

In addition, some of our agreements with platform investors contain provisions regarding the manner in which our marketplace platform product operates that could constrain the manner in which our marketplace platform product can develop, particularly with respect to how loans are selected for investment. Some of these agreements provide for significant damages in the event of a breach. These agreements could constrain the development of the marketplace or result in significant damages that could impact our results in a given period.

If we fail to accurately estimate our costs or the time required to support or complete a product enhancement, including any platform enhancements, the profitability of our products and services may be materially and adversely affected. Some of our contracts provide for liquidated damages in the event that we are unable to perform and deliver in accordance with the contractual specifications and schedule. In addition, we may face customer directed cost reduction targets that could have a material adverse effect on the profitability of our contracts. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of or instead of our platform and products. The possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our ability to protect the confidential information of our borrowers and investors may be adversely affected by cyber-attacks, internal employee or other insider misconduct, computer viruses, physical or electronic break-ins or similar disruptions.

Our business involves the collection, storage, processing and transmission of customers' personal data, including financial information. The highly automated nature of our marketplace may make it an attractive target and

LENDINGCLUB CORPORATION

potentially vulnerable to cyber attacks, computer viruses, physical or electronic break-ins or similar disruptions. In addition, in certain circumstances we utilize third-party vendors to facilitate the servicing of borrower and investor accounts. Under these arrangements, these third-party vendors require access to certain customer data for the purpose of servicing the accounts. While we have taken steps to protect confidential information that we have access to, our security measures or those of our third-party vendors could be breached. Any accidental or willful security breaches or other unauthorized access to our marketplace or servicing systems could cause confidential borrower and investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, third-party vendor error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, our relationships with borrowers and investors could be severely damaged, and we could incur significant liability.

The techniques used to obtain unauthorized, improper or illegal access to our systems, our data or customers' data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. Unauthorized parties may attempt to gain access to our systems or facilities through various means, including, among others, hacking into the systems or facilities of us or our partners or customers, or attempting to fraudulently induce our employees, partners, customers or others into disclosing user names, passwords, or other sensitive information, which may in turn be used to access our information technology systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect.

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

We rely on issuing banks to originate all loans and to comply with various federal, state and other laws. Our primary issuing bank is WebBank, a Utah-chartered industrial bank that handles a variety of consumer and commercial financing programs. Springstone Financial, LLC (Springstone), our wholly-owned subsidiary, relies on NBT Bank and Comenity Capital Bank as issuing banks for its purchase finance loans such as education and patient finance loans. Our agreements with WebBank are non-exclusive and do not prohibit WebBank from working with our competitors or from offering competing services. Our current agreements with WebBank have initial terms ending in January 2020, with two automatic, one-year renewal terms, subject to certain early termination provisions as set forth in the agreements. These agreements provide WebBank with a right to originate a certain percentage of the loans facilitated through our platform. WebBank currently offers loan programs through other online marketplaces and other alternative lenders. WebBank could decide that working with us is not in its interest, could make working with it cost prohibitive or could decide to enter into exclusive or more favorable relationships with our competitors. In addition, WebBank may not perform as expected under our agreements including potentially being unable to accommodate our projected growth in loan volume. We could in the future have disagreements or disputes with WebBank or other issuing banks, which could negatively impact or threaten our relationship.

WebBank is subject to oversight by the FDIC and the State of Utah and must comply with complex rules and regulations, licensing and examination requirements, including requirements to maintain a certain amount of regulatory capital relative to its outstanding loans. We are a service provider to WebBank, and as such, we are subject to audit by WebBank in accordance with FDIC guidance related to management of third-party vendors. We are also subject to the examination and enforcement authority of the FDIC as a bank service company covered by

LENDINGCLUB CORPORATION

the Bank Service Company Act. If WebBank were to suspend, limit or cease its operations or our relationship with WebBank were to otherwise terminate, we would need to implement a substantially similar arrangement with another issuing bank, obtain additional state licenses or curtail our operations. We work to have one or more issuing banks to serve as a backup issuing bank to WebBank. To date, no backup issuing banks have originated any loans through our platform and we do not believe that we have a backup origination arrangement that could be in a position to originate loans without significant investment in time and resources, resulting in a disruption to the business. Our relationships with such backup issuing banks are subject to a number of risks and may be subject to change or termination with appropriate notice. In the event that our relationships with such backup issuing banks change, we may need to enter into alternative arrangements with different issuing banks.

We believe that our relationships with all of our issuing bank partners are critical to our business and that maintaining backup arrangements for origination of loans is vital to the health of our business. However, if we need to enter into alternative arrangements with a different issuing bank to replace our existing arrangements, we may not be able to negotiate a comparable alternative arrangement. Transitioning loan originations to a new issuing bank is untested and may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in our inability to facilitate loans through our platform. If we were unable to enter in an alternative arrangement with a different issuing bank, we would need to obtain a state license in each state in which we operate to enable us to originate loans, as well as comply with other state and federal laws, which would be costly and time-consuming. If we are unsuccessful in maintaining our relationships with WebBank or other issuing banks, our ability to provide loan products could be materially impaired and our operating results would suffer.

If we breach representations or warranties that we made in our securitization financing transactions, or if either we or our Sponsor suffer a loss in our retained interests in that transaction, our financial condition could be harmed.

In June 2017 we sponsored the sale of unsecured personal whole loans through an asset-backed securitization. In connection with this securitization, we made certain customary representations, warranties and covenants. If there is a breach of those representations and warranties or a defect in the documentation of any of the contributed assets, which breach or defect materially and adversely affects the value of the subject contributed asset, then we will be required to either cure the breach, repurchase the affected contributed asset from the issuing entity, replace the affected contributed asset with another asset or make a loss of value payment, as the case may be. Any such loss could be material and have an adverse effect on our financial condition.

Further in connection with the securitization, we established a majority-owned affiliate (MOA) that purchased the loans from investors and simultaneously transferred them to a securitization trust. To comply with regulatory risk retention rules, the MOA retained 5% of each of the senior securities and the subordinate residual certificate. In the event that the MOA suffers loss on all or a portion of the retained interests, we would suffer losses equal to our percentage ownership interest in the MOA.

We may enter into similar transactions in the future and those transactions could likely entail similar and other substantial risks.

Risk retention rules and recent developments in our business may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results.

We have been using, and may increasingly use, securitizations as a source of liquidity and financing for our business. Securitizations provide us with additional sources of investor demand for the consumer loans facilitated through our platform. If credit rating downgrades, market volatility, market disruptions, regulatory requirements or other factors impede our ability to complete additional securitization transactions on a timely basis or upon terms acceptable to us, our ability to fund our business may be adversely affected.

As described in “Part I. Financial Information – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – 15. Commitments and Contingencies – Purchase Commitments and Loan Funding,” we have

LENDINGCLUB CORPORATION

and will utilize a greater share of our balance sheet to support securitization initiatives. Historically our business has not been dependent on using our balance sheet and assuming credit risk for loans facilitated through our platform. As we continue such activities (whether in connection with supporting securitization initiatives or otherwise), our financial condition, liquidity or results of operations will become more dependent upon the performance of the retained loans and retained interests in securitizations.

Effective as of December 24, 2016, “risk retention” rules promulgated by U.S. federal regulators under the Dodd-Frank Act require a “securitizer” or “sponsor” of a securitization transaction to retain, directly or through a “majority-owned affiliate” (as defined in the U.S. Risk Retention Rules), in one or more prescribed forms, at least 5% of the credit risk of the securitized assets (the “U.S. Risk Retention Rules”). For securitizations for which we have acted as “sponsor,” we have sought to satisfy the risk retention requirements under the U.S. Risk Retention Rules through a majority-owned affiliate. See “Note 1. Basis of Presentation” and “Note 6. Securitization of Personal Whole Loans.” There can be no assurance that applicable regulatory or governmental authorities will agree that this approach (or any other approach we may adopt in the future) satisfies the U.S. Risk Retention Rules. Furthermore, we have also participated in other securitizations for  which we have determined that we are not “sponsor,” and accordingly, we have not sought to comply with risk retention or requirements that would be applicable to the “sponsor” of those transactions. The U.S. Risk Retention Rules are subject to varying interpretations, and one or more regulatory or governmental authorities could take positions with respect to the U.S. Risk Retention Rules that conflict with, or are inconsistent with, the U.S. Risk Retention Rules as understood or interpreted by us, the securitization industry generally, or past or current regulatory or governmental authorities. There can be no assurance that applicable regulatory or governmental authorities will agree with any of our determinations described above, and if such authorities disagree with such determinations, we may be exposed to additional costs and expenses, in addition to potential liability. Furthermore, we expect that compliance with the U.S. Risk Retention Rules (and other related laws and regulations), as currently understood by us, may entail the implementation of new forms, processes, procedures, controls and infrastructure. Such implementation may be costly and may adversely affect our operating results.

In addition to the increased costs we expect to be generated by our efforts to comply with the U.S. Risk Retention Rules, which may be significant, we expect the U.S. Risk Retention Rules to tie up our capital, which could potentially have been deployed in other ways that could have generated better value for our shareholders. Holding risk retention interests or loans in contemplation of securitizations increases our exposure to the performance of the loans that underlie or are expected to underlie those securitizations. Accordingly, although compliance with the U.S. Risk Retention Rules would be expected to more closely align our incentives with those of the investors in our loans, it is also expected that poor loan performance may have a heightened adverse effect on the value of our shares. This may exacerbate the negative effects of poor loan performance on the value of our shares. Acting as a “sponsor” for a securitization transaction may also increase our risk of litigation from, and indemnification exposure to, third-party participants and investors in the securities offered pursuant to such securitization transactions.

To the extent we obtain any third-party financing in connection with retaining the requisite risk retention interest, such as through recourse financings as contemplated by the U.S. Risk Retention Rules, the terms of such financing may impose additional limitations or restrictions on our business that could adversely alter the way our business is operated, reduce the value acting as "sponsor" to us and to our shareholders, or otherwise adversely affect our business and operations generally, or the value of our shares.

There can also be no assurance that there will not be a change in applicable law or rules and regulations in the future, particularly in light of recent statements made by the Trump Administration and the House Financial Services Committee. Any such changes could adversely affect us or the securitization transactions for which we act as “sponsor,” including by making any structural changes undertaken to facilitate compliance with the U.S. Risk Retention Rules obsolete, unnecessarily burdensome or otherwise economically or administratively disadvantageous.

LENDINGCLUB CORPORATION

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

The Dodd-Frank Act is extensive and significant legislation enacting changes that broadly affect most aspects of the financial services industry. The Dodd-Frank Act, among other things, contains a risk retention requirement for all asset-backed securities, which, if applied to our business, would change our business model. Under these risk retention rules, sponsors of both public and private issuances of asset-backed securities are generally (subject to certain exceptions) required to retain, in one or more prescribed forms, at least 5% of the credit risk of the assets collateralizing such asset-backed securities. In some cases, this risk retention requirement may be retained by a majority-owned affiliate (as determined by GAAP) of the sponsor. These regulations generally prohibit the sponsor or its affiliate from directly or indirectly hedging or otherwise selling or transferring the retained interest for a specified period of time, depending on the type of asset that is securitized. All sponsors of issuances of asset-backed securities are required to comply with such rules beginning in December 2015, with respect to asset-backed securities collateralized by residential mortgages, and December 2016 with regard to all other classes of asset-backed securities. These changes could impact our access to the asset-backed securities capital markets and, to the extent we issue, or act as the sponsor for issuances of, asset-backed securities ourselves, our financing programs could be less effective.

The Consumer Financial Protection Bureau (CFPB) published a final rule on July 19, 2017, applicable to certain providers of consumer financial products or services that prevent a provider from using a mandatory arbitration clause to bar a consumer from filing or participating in a class action and requires providers who invoke use of a pre-dispute arbitration clause to submit certain arbitration and court records to the CFPB within a specified time frame. After the compliance date of this rule, we may see an industry-wide increase in class actions filed against providers of financial products or services. This may result in a corresponding increase in cost for our business to defend against alleged class actions. In addition, we may incur an increased cost for compliance with the CFPB reporting requirements.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Whole Loans Backup Servicing Agreement					X
10.2	Fractional Loans Backup Servicing Agreement					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	August 8, 2017	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer and President

Date:	August 8, 2017	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer