Form 10-Q
period 2017-09-30
LendingClub Corp
filed 2017-11-08
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 31, 2017, there were 414,869,736 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

LENDINGCLUB CORPORATION

Except as the context requires otherwise, as used herein, “LendingClub,” “Company,” “we,” “us,” and “our,” refer to LendingClub Corporation, a Delaware corporation, and, where appropriate, its subsidiaries and consolidated variable interest entities (VIEs):

•
LendingClub Asset Management, LLC and its wholly-owned subsidiaries (LCAM), a wholly-owned registered investment advisor with the Securities and Exchange Commission (SEC) that acts as the general partner for certain private funds and as advisor to separately managed accounts and funds of which LCAM’s wholly-owned subsidiaries are the general partners.

•	Springstone Financial, LLC (Springstone), a wholly-owned company that facilitates the origination of education and patient finance loans by third-party issuing banks.

•
LC Trust I (the Trust), an independent Delaware business trust that acquires loans from LendingClub and holds them for the sole benefit of certain investors that have purchased trust certificates (Certificates) issued by the Trust and that are related to specific underlying loans for the benefit of the investor.

•
In connection with its role as sponsor of an asset-backed securities securitization transaction, LendingClub owns a 56% interest in a majority-owned affiliate (MOA), LendingClub Operated Aggregator Note (LOAN) NP I, LLC. The Company holds a controlling financial interest and is the primary beneficiary of the MOA.

•	Consumer Loan Underlying Bond Depositor LLC (Depositor), a wholly-owned subsidiary established to facilitate LendingClub-sponsored asset-backed securities securitization transactions.

•	LendingClub Warehouse I LLC (Warehouse), a wholly-owned subsidiary of LendingClub established to enter into a warehouse credit agreement with certain lenders for a secured revolving credit facility.

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

•
maintaining liquidity and capital availability to support contractual commitments and obligations (including repurchase obligations or other commitments to purchase loans), regulatory obligations to fund loans, and general strategic directives (such as with respect to product testing or supporting LendingClub-sponsored securitization initiatives), and to support marketplace equilibrium across the platform operated by LendingClub;

•	transaction fees or other revenue we expect to recognize after loans are issued by the issuing bank partners that originate loans facilitated through our platform;

•	our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between the interim period and full year results;

•	capital expenditures;

•	interest rate risk associated with the outstanding principal balance of loans;

•	the impact of new accounting standards;

LENDINGCLUB CORPORATION

•	investor, borrower, platform and loan performance-related factors that may affect our revenue;

•	the potential adoption rates and returns related to new products and services;

•	the potential impact of macro-economic developments that could impact the credit performance of our loans, notes and certificates, and influence borrower and investor behavior;

•	our ability to develop and maintain effective internal controls;

•	our ability to recruit and retain quality employees to support future growth;

•	our compliance with applicable local, state and Federal laws, regulations and regulatory developments or court decisions affecting our business; and

•	other risk factors listed from time to time in reports we file with the SEC.

We caution you that the foregoing list may not contain all of the forward-looking statements in this Report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the cautionary statements included in this Report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$384,381	$515,602
Restricted cash	182,844	177,810
Securities available for sale at fair value (includes $14,757 and $0 in consolidated VIEs, respectively)	219,285	287,137
Loans at fair value (includes $1,815,859 and $2,600,422 in consolidated VIEs, respectively)	3,413,893	4,311,984
Loans held for sale at fair value (includes $91,533 and $0 in consolidated VIEs, respectively)	265,925	9,048
Accrued interest receivable (includes $19,158 and $24,037 in consolidated VIEs, respectively)	36,125	40,299
Property, equipment and software, net	100,682	89,263
Intangible assets, net	22,957	26,211
Goodwill	35,633	35,633
Other assets	91,379	69,644
Total assets	$4,753,104	$5,562,631
Liabilities and Equity
Accounts payable	$7,503	$10,889
Accrued interest payable (includes $21,268 and $26,839 in consolidated VIEs, respectively)	37,978	43,574
Accrued expenses and other liabilities	98,301	85,619
Payable to investors	93,893	125,884
Notes and certificates at fair value (includes $1,919,694 and $2,616,023 in consolidated VIEs, respectively)	3,515,578	4,320,895
Total liabilities	3,753,253	4,586,861
Equity
Common stock, $0.01 par value; 900,000,000 shares authorized; 417,039,946 and 400,262,472 shares issued, respectively; 414,757,246 and 397,979,772 shares outstanding, respectively	4,170	4,003
Additional paid-in capital	1,306,604	1,226,206
Accumulated deficit	(297,412)	(234,187)
Treasury stock, at cost; 2,282,700 shares	(19,485)	(19,485)
Accumulated other comprehensive loss	(589)	(767)
Total LendingClub stockholders’ equity	993,288	975,770
Noncontrolling interests	6,563	—
Total equity	999,851	975,770
Total liabilities and equity	$4,753,104	$5,562,631
See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue:
Transaction fees	$121,905	$100,813	$327,911	$321,926
Investor fees (1)	20,499	18,477	62,795	53,620
Other revenue (expense) (1)	(225)	(7,158)	6,219	(10,965)
Interest income	151,532	171,868	469,788	529,432
Interest expense	(139,681)	(169,444)	(448,628)	(523,723)
Net interest income	11,851	2,424	21,160	5,709
Total net revenue	154,030	114,556	418,085	370,290
Operating expenses:
Sales and marketing	59,570	44,901	169,735	161,213
Origination and servicing	21,321	16,332	63,044	56,464
Engineering and product development	32,860	29,428	104,338	82,835
Other general and administrative	46,925	58,940	142,994	150,432
Goodwill impairment	—	1,650	—	37,050
Total operating expenses	160,676	151,251	480,111	487,994
Loss before income tax expense	(6,646)	(36,695)	(62,026)	(117,704)
Income tax expense (benefit)	13	(209)	(79)	(4,004)
Consolidated net loss	(6,659)	(36,486)	(61,947)	(113,700)
Less: Loss attributable to noncontrolling interests	(129)	—	(119)	—
LendingClub net loss	$(6,530)	(36,486)	(61,828)	(113,700)
Net loss per share attributable to LendingClub:
Basic	$(0.02)	$(0.09)	$(0.15)	$(0.30)
Diluted	$(0.02)	$(0.09)	$(0.15)	$(0.30)
Weighted-average common shares - Basic	412,778,995	391,453,316	406,633,850	385,037,334
Weighted-average common shares - Diluted	412,778,995	391,453,316	406,633,850	385,037,334

(1)
Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
LendingClub net income (loss)	$(6,530)	$(36,486)	$(61,828)	$(113,700)
Other comprehensive income (loss), before tax:
Net unrealized gain on securities available for sale	4	111	289	1,710
Other comprehensive income (loss), before tax	4	111	289	1,710
Income tax effect	—	46	114	696
Other comprehensive income (loss), net of tax	4	65	175	1,014
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(3)	—	(3)	—
LendingClub other comprehensive income (loss), net of tax	7	65	178	1,014
LendingClub comprehensive income (loss)	(6,523)	(36,421)	(61,650)	(112,686)
Comprehensive income (loss) attributable to noncontrolling interests	(3)	—	(3)	—
Total comprehensive income (loss)	$(6,526)	$(36,421)	$(61,653)	$(112,686)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	LendingClub Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Non-controlling interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2016	397,979,772	$4,003	$1,226,206	2,282,700	$(19,485)	$(767)	$(234,187)	$975,770	$—	$975,770
Stock-based compensation and related tax effects	—	—	63,475	—	—	—	(1,397)	62,078	—	62,078
Stock option exercises and other	16,211,773	162	14,072	—	—	—	—	14,234	—	14,234
ESPP purchase shares	565,701	5	2,851	—	—	—	—	2,856	—	2,856
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	—	178	—	178	(3)	175
Contribution of interests in consolidated VIE	—	—	—	—	—	—	—	—	7,722	7,722
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(1,037)	(1,037)
Net loss	—	—	—	—	—	—	(61,828)	(61,828)	(119)	(61,947)
Balance at September 30, 2017	414,757,246	$4,170	$1,306,604	2,282,700	$(19,485)	$(589)	$(297,412)	$993,288	$6,563	$999,851

	LendingClub Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Non-controlling interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2015	379,716,630	$3,797	$1,127,951	—	$—	$(1,671)	$(88,217)	$1,041,860	$—	$1,041,860
Stock-based compensation and related tax effects	—	—	53,430	—	—	—	—	53,430	—	53,430
Stock option exercises and other	16,002,465	160	10,809	—	—	—	—	10,969	—	10,969
Treasury stock	(2,282,700)	—	—	2,282,700	(19,485)	—	—	(19,485)	—	(19,485)
ESPP purchase shares	721,918	7	2,509	—	—	—	—	2,516	—	2,516
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	—	1,014	—	1,014	—	1,014
Excess tax benefit from share-based award activity	—	—	(62)	—	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	(113,700)	(113,700)	—	(113,700)
Balance at September 30, 2016	394,158,313	$3,964	$1,194,637	2,282,700	$(19,485)	$(657)	$(201,917)	$976,542	$—	$976,542

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Consolidated net loss	$(61,947)	$(113,700)
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Net fair value adjustments of loans, loans held for sale, notes and certificates	11,363	1,684
Change in fair value of loan servicing liabilities	(1,947)	(3,028)
Change in fair value of loan servicing assets	16,083	7,092
Stock-based compensation, net	54,692	46,434
Excess tax benefit from share-based awards	—	62
Goodwill impairment charge	—	37,050
Depreciation and amortization	32,405	21,374
Gain on sales of loans	(25,306)	(10,531)
Other, net	2,093	758
Purchase of loans held for sale	(4,240,099)	(3,653,191)
Principal payments received on loans held for sale	24,860	2,860
Proceeds from sales of whole loans	3,955,878	3,635,330
Purchase of loans held for sale by consolidated VIE	(491,414)	—
Proceeds from sale of securities by consolidated VIE, net of underwriting fees and costs	569,443	—
Net change in operating assets and liabilities:
Accrued interest receivable	4,174	(2,720)
Other assets	(13,860)	(1,570)
Due from related parties	197	120
Accounts payable	(3,810)	1,888
Accrued interest payable	(5,596)	3,835
Accrued expenses and other liabilities	11,963	18,507
Net cash used for operating activities	(160,828)	(7,746)
Cash Flows from Investing Activities:
Purchases of loans	(1,407,664)	(2,086,228)
Principal payments received on loans	1,863,338	1,783,763
Proceeds from recoveries and sales of charged-off loans	34,808	27,451
Proceeds from sales of whole loans	2,118	22,274
Purchases of securities available for sale	(90,174)	(40,123)
Proceeds from maturities of securities available for sale	191,504	59,735
Proceeds from paydowns of asset-backed securities related to Company- sponsored securitization transactions	2,268	—
Investment in Cirrix Capital	—	(10,000)
Net change in restricted cash	(5,034)	(58,722)

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Purchases of property, equipment and software, net	(31,751)	(39,044)
Net cash provided by (used for) investing activities	559,413	(340,894)
Cash Flows from Financing Activities:
Change in payable to investors	(31,991)	8,214
Proceeds from issuances of notes and certificates	1,389,999	2,041,746
Proceeds from secured borrowings	—	22,274
Repayments of secured borrowings	—	(22,274)
Principal payments and retirements of notes and certificates	(1,863,041)	(1,770,779)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(34,550)	(26,871)
Repurchase of common stock	—	(19,485)
Proceeds from stock option exercises and other	14,265	10,580
Proceeds from issuance of common stock for ESPP	2,856	2,516
Excess tax benefit from share-based awards	—	(62)
Purchase of noncontrolling interests in consolidated VIE	(6,307)	—
Return of capital to noncontrolling interests in consolidated VIE	(999)	—
Dividends paid to noncontrolling interests in consolidated VIE	(38)	—
Other financing activities	—	17
Net cash (used for) provided by financing activities	(529,806)	245,876
Net Decrease in Cash and Cash Equivalents	(131,221)	(102,764)
Cash and Cash Equivalents, Beginning of Period	515,602	623,531
Cash and Cash Equivalents, End of Period	$384,381	$520,767
Supplemental Cash Flow Information:
Cash paid for interest	$454,026	$519,690
Non-cash investing activity:
Accruals for property, equipment and software	$1,360	$2,610
Beneficial interests retained by consolidated VIE	$36,065	$—
Non-cash financing activity:
Noncontrolling interests’ contribution of beneficial interests in consolidated VIE	$7,722	$—

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

1. Basis of Presentation

LendingClub Corporation (LendingClub) operates an online marketplace lending platform that connects borrowers and investors. LendingClub Asset Management, LLC (LCAM), is a registered investment advisor with the Securities and Exchange Commission (SEC) and wholly-owned subsidiary of LendingClub that acts as the general partner for certain private funds. Additionally, LCAM is an advisor to separately managed accounts (SMAs) and funds of which LCAM’s wholly-owned subsidiaries are the general partners. Springstone Financial, LLC (Springstone), is a wholly-owned subsidiary of LendingClub that facilitates the origination of education and patient finance loans by third-party issuing banks. LC Trust I (the Trust) is an independent Delaware business trust that acquires loans from LendingClub and holds them for the sole benefit of certain investors that have purchased trust certificates (Certificates) issued by the Trust that are related to specific underlying loans for the benefit of the investor. LendingClub Warehouse I LLC (Warehouse) is a wholly-owned subsidiary of LendingClub established to enter into a warehouse credit agreement with certain lenders for a secured revolving credit facility.

In connection with its role as the sponsor of an asset-backed securities securitization transaction, LendingClub owns a 56% interest in a majority-owned affiliate (MOA), LendingClub Operated Aggregator Note (LOAN) NP I, LLC. LendingClub holds a controlling financial interest and is the primary beneficiary of the MOA and consolidates the MOA in its financial statements. Additionally, in the third quarter of 2017, LendingClub established Consumer Loan Underlying Bond Depositor LLC (Depositor), a wholly-owned limited liability company, to facilitate LendingClub-sponsored asset-backed securities securitization transactions. For additional information about the Company’s securitization activities, see “Note 6. Securitizations of Personal Whole Loans.”

The accompanying unaudited condensed consolidated financial statements include LendingClub, its subsidiaries (collectively referred to as the Company, we, or us) and consolidated variable interest entities (VIEs). Noncontrolling interests are reported as a separate component of consolidated equity from the equity attributable to LendingClub’s stockholders for all periods presented. All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. These accounting principles require management to make certain estimates and assumptions that affect the amounts in the accompanying financial statements. Actual results may differ from those estimates, and results reported in the interim periods are not necessarily indicative of the results for the full year or any other interim period.

In the first quarter of 2017, the Company simplified the presentation of “Total net revenue” in the unaudited Condensed Consolidated Statements of Operations to present revenues from transactions with investors as a single line item reported as “Investor fees “ by aggregating the revenues previously separately reported as “Servicing fees” and “Management fees.” Additionally, the Company aggregated “Fair value adjustments – loans, loans held for sale, notes and certificates” into “Other revenue (expense).” These changes had no impact on “Total net revenue.” Prior period amounts have been reclassified to conform to the current period presentation.

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (Annual Report) filed on February 28, 2017.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report. There have been

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

no significant changes to these significant accounting policies for the nine month period ended September 30, 2017, except as noted below.

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

Goodwill and Intangible Assets

Goodwill represents the fair value of an acquired business in excess of the aggregate fair value of the identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever events or circumstances indicate that it is more likely than not that the estimated fair value of a reporting unit is below its carrying value. The Company’s annual impairment testing date is April 1. Impairment exists whenever the carrying value of goodwill exceeds its estimated fair value. Adverse changes in impairment indicators such as loss of key personnel, lower than forecast financial performance, increased competition, increased regulatory oversight, or unplanned changes in operations could result in impairment.

The Company can elect to qualitatively assess goodwill for impairment if it is more likely than not that the estimated fair value of a reporting unit (generally defined as a component of a business for which financial information is available and reviewed regularly by management) exceeds its carrying value. A qualitative assessment may consider macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital or company-specific factors, such as market capitalization in excess of net assets, trends in revenue-generating activities and merger or acquisition activity.

If the Company does not qualitatively assess goodwill it compares a reporting unit’s estimated fair value to its carrying value. The Company estimates the fair value of a reporting unit using both an income approach and a market approach. The Company relies on the income approach (discounted cash flow method) as the primary method for determining estimated fair value. Market-based methods are used as benchmarks to corroborate the estimated fair value determined by the discounted cash flow method. Both the income approach and the market approach rely on long-term growth rates, and revenue and earnings projections.

When applying the income approach, the Company uses a discounted cash flow model, which requires the estimation of cash flows and an appropriate discount rate. The Company projects cash flows expected to be generated by a reporting unit inclusive of an estimated terminal value. The discount rate assumption contemplates a weighted-average cost of capital based on both market observable and company-specific factors. The discount rate is risk-adjusted to include any premiums related to equity price volatility, size, and projected capital structure of publicly traded companies in similar lines of business.

The Company relies on several assumptions when estimating the fair value of a reporting unit using the discounted cash flow method. These assumptions include the current discount rate discussed above, as well as transaction fee

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

revenue based on projected loan origination growth, ongoing network provider participation, projected operating expenses and contribution margin, capital expenditures and income taxes. The Company believes these assumptions to be representative of assumptions that a market participant would use in valuing a reporting unit, but these assumptions are inherently uncertain. If the assumptions regarding business operating plans, projected loan origination growth and transaction fee rates, operating expenses, or competition in the industry are not achieved, the Company may be required to record goodwill impairment charges in future periods. There can be no assurances that future estimates and assumptions made for purposes of goodwill impairment testing will prove accurate predictions of the future.

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

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ share of income or losses, and share of total equity, from a consolidated subsidiary or consolidated VIE in which the Company holds less than 100% ownership.

Legal Expenses

Legal fees are expensed as incurred and are included in other general and administrative expenses in the consolidated statements of operations. Insurance recoveries associated with the reimbursement of legal expenses incurred, if any, are included in other general and administrative expenses as a contra-expense in the consolidated statements of operations.

Adoption of New Accounting Standards

The Company adopted the following accounting standards during the nine month period ended September 30, 2017:

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

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, simplifies the accounting for goodwill impairments by eliminating Step 2 of the goodwill impairment test. Under ASU 2017-04, a goodwill impairment loss is now measured as the amount by which the carrying amount of a reporting unit exceeds its fair value. The Company elected to early adopt ASU 2017-04 effective January 1, 2017. The adoption did not have an effect on the Company’s condensed consolidated financial statements for the nine month period ended September 30, 2017.

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

Upon adoption of Topic 606, as amended, the Company believes there will be no change to (1) the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 which includes transaction fees and LCAM investment management fees, (2) the presentation of revenue as gross versus net, or (3) the amount of capitalized contract costs. Because there will be no change to the timing and pattern of revenue recognition, we believe there will be no material changes to the Company’s processes and internal controls. The Company has dedicated internal resources, engaged a service provider, and continues to execute the final phase of its implementation project plan to conclude on the method of adoption and quantify the adoption effects, if any, and prepare the expanded disclosures required by Topic 606. The Company also will continue to evaluate new revenue streams and analyze other aspects of Topic 606 that may become relevant.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

3. Net Loss Per Share

The following table details the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
LendingClub net loss	$(6,530)	$(36,486)	$(61,828)	$(113,700)
Weighted average common shares - Basic	412,778,995	391,453,316	406,633,850	385,037,334
Weighted average common shares - Diluted	412,778,995	391,453,316	406,633,850	385,037,334
Net loss per share attributable to LendingClub:
Basic	$(0.02)	$(0.09)	$(0.15)	$(0.30)
Diluted	$(0.02)	$(0.09)	$(0.15)	$(0.30)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of September 30, 2017 and December 31, 2016, were as follows:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$123,007	$176	$(30)	$123,153
Asset-backed securities related to Company- sponsored securitization transactions (1)	33,293	24	(32)	33,285
Certificates of deposit	25,920	—	—	25,920
Asset-backed securities	15,454	—	(3)	15,451
Commercial paper	9,981	—	—	9,981
U.S. agency securities	5,000	1	—	5,001
U.S. Treasury securities	2,496	—	(4)	2,492
Other securities	4,001	1	—	4,002
Total securities available for sale	$219,152	$202	$(69)	$219,285

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$181,359	$63	$(199)	$181,223
Certificates of deposit	27,501	—	—	27,501
Asset-backed securities	25,369	4	(9)	25,364
Commercial paper	20,164	—	—	20,164
U.S. agency securities	19,602	21	—	19,623
U.S. Treasury securities	2,493	3	—	2,496
Other securities	10,805	—	(39)	10,766
Total securities available for sale	$287,293	$91	$(247)	$287,137

(1)
Approximately $32.5 million of the “Asset-backed securities related to Company-sponsored securitization transactions” are subject to restrictions on transfer pursuant to the Company's obligations as a “sponsor” under the U.S. Risk Retention Rules (as more fully described in “Part II.  Other Information – Item 1A.  Risk Factors – Risk retention rules and recent developments in our business may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results.” in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017).

The senior securities and the subordinated residual certificates related to the securitization transactions (See “Note 6. Securitizations of Personal Whole Loans”) are accounted for as securities available for sale. The senior securities and subordinated residual certificates are included in “Asset-backed securities related to Company-sponsored securitization transactions” in the table above. The senior securities are valued using prices obtained from third-party pricing services (Level 2 of the fair value hierarchy) as described in the Company’s Annual Report (“Note 2. Summary of Significant Accounting Policies”). The subordinated residual certificates are valued using discounted cash flow models that incorporate contractual payment terms and estimated discount rates, credit losses, and prepayment rates (Level 3 of the fair value hierarchy). The fair value of the subordinated residual certificates was $5.4 million at September 30, 2017.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of securities available for sale with unrealized losses as of September 30, 2017 and December 31, 2016, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$37,291	$(20)	$8,347	$(10)	$45,638	$(30)
Asset-backed securities related to Company-sponsored securitization transactions	19,187	(32)	—	—	19,187	(32)
Asset-backed securities	4,233	(3)	—	—	4,233	(3)
U.S. Treasury securities	2,492	(4)	—	—	2,492	(4)
Total securities with unrealized losses(1)	$63,203	$(59)	$8,347	$(10)	$71,550	$(69)

	Less than 12 months		12 months or longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$107,862	$(185)	$11,682	$(14)	$119,544	$(199)
Asset-backed securities	6,628	(8)	1,870	(1)	8,498	(9)
Other securities	6,800	(3)	3,966	(36)	10,766	(39)
Total securities with unrealized losses(1)	$121,290	$(196)	$17,518	$(51)	$138,808	$(247)

(1)	The number of investment positions with unrealized losses at September 30, 2017 and December 31, 2016 totaled 41 and 72, respectively.

During the third quarter and first nine months of 2017, the Company recognized $505 thousand in other-than-temporary impairment charges on its subordinated residual certificates held as a result of its Company-sponsored securitization transactions. During the third quarter and first nine months of 2016, the Company recognized no other-than-temporary impairment charges.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of securities available for sale at September 30, 2017, were as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Corporate debt securities	$90,952	$32,201	$—	$—	$123,153
Asset-backed securities related to Company-sponsored securitization transactions	—	—	33,285	—	33,285
Certificates of deposit	25,920	—	—	—	25,920
Asset-backed securities	8,228	7,223	—	—	15,451
Commercial paper	9,981	—	—	—	9,981
U.S. agency securities	5,001	—	—	—	5,001
U.S. Treasury securities	—	2,492	—	—	2,492
Other securities	—	4,002	—	—	4,002
Total fair value	$140,082	$45,918	$33,285	$—	$219,285
Total amortized cost	$140,055	$45,804	$33,293	$—	$219,152

During the third quarter and first nine months of 2017, the Company’s Depositor and MOA sold $313.2 million and $578.6 million, respectively, in asset-backed securities related to the Company-sponsored securitization transactions. There were no realized gains or losses related to such sales. For further information, see “Note 6. Securitizations of Personal Whole Loans.” There were no other sales of securities available for sale during the first nine months of 2017 or 2016.

5. Loans, Loans Held For Sale, Notes and Certificates and Loan Servicing Rights

Loans, Loans Held For Sale, Notes and Certificates

The Company sells loans and issues notes and the Trust issues certificates as a means to allow investors to invest in the corresponding loans. At September 30, 2017 and December 31, 2016, loans, loans held for sale, notes and certificates measured at fair value on a recurring basis were as follows:

	Loans(1)		Loans Held For Sale(1)(2)		Notes and Certificates
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Aggregate principal balance outstanding	$3,620,061	$4,565,653	$277,191	$9,345	$3,725,615	$4,572,912
Net fair value adjustments	(206,168)	(253,669)	(11,266)	(297)	(210,037)	(252,017)
Fair value	$3,413,893	$4,311,984	$265,925	$9,048	$3,515,578	$4,320,895

(1)	Loans and loans held for sale include loans invested in by the Company for which there were no associated notes or certificates, as summarized in the table below.

(2)	Loans held for sale at September 30, 2017, include $91.5 million in loans at fair value related to the LCAM legacy fund wind-down, as described in “Note 18. Subsequent Events.”

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

At September 30, 2017 and December 31, 2016, loans invested in by the Company for which there were no associated notes or certificates were as follows:

	Loans Invested in by the Company
	Loans		Loans Held For Sale		Total
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Aggregate principal balance outstanding	$13,891	18,515	$180,299	$9,345	$194,190	$27,860
Net fair value adjustments	(1,488)	(1,652)	(5,908)	(297)	(7,396)	(1,949)
Fair value	$12,403	16,863	$174,391	$9,048	$186,794	$25,911

The net change in fair value recorded in earnings on loans invested in by the Company was $(7.8) million and $(11.4) million in the third quarter and first nine months of 2017, respectively. This change was offset by $10.1 million and $16.3 million in interest income earned on the loans held by the Company during the third quarter and first nine months of 2017, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present loans invested in by the Company for the third quarters and first nine months of 2017 and 2016:

	Loans invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value		Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at June 30, 2017	$57,221	$(2,371)	$54,850	Beginning balance at June 30, 2016	$35,672	$(1,126)	$34,546
Purchases	586,708	(473)	586,235	Purchases	3,579	—	3,579
Sales	(429,481)	1,741	(427,740)	Sales	(6)	—	(6)
Principal payments	(18,720)	—	(18,720)	Principal payments	(4,352)	—	(4,352)
Charge-offs	(1,538)	1,538	—	Charge-offs	(701)	701	—
Recoveries	—	(56)	(56)	Recoveries	—	(562)	(562)
Change in fair value recorded in earnings	—	(7,775)	(7,775)	Change in fair value recorded in earnings	—	(476)	(476)
Ending balance at September 30, 2017	$194,190	$(7,396)	$186,794	Ending balance at September 30, 2016	$34,192	$(1,463)	$32,729

	Loans invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value		Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at December 31, 2016	$27,860	$(1,949)	$25,911	Beginning balance at December 31, 2015	$3,462	$(4)	$3,458
Purchases	777,117	(481)	776,636	Purchases	175,600	—	175,600
Sales	(576,065)	2,634	(573,431)	Sales	(135,531)	—	(135,531)
Principal payments	(30,703)	—	(30,703)	Principal payments	(8,534)	—	(8,534)
Charge-offs	(4,019)	4,019	—	Charge-offs	(805)	805	—
Recoveries	—	(256)	(256)	Recoveries	—	(580)	(580)
Change in fair value recorded in earnings	—	(11,363)	(11,363)	Change in fair value recorded in earnings	—	(1,684)	(1,684)
Ending balance at September 30, 2017	$194,190	$(7,396)	$186,794	Ending balance at September 30, 2016	$34,192	$(1,463)	$32,729

The Company used its own capital to purchase $586.7 million in loans during the third quarter of 2017 and sold $429.5 million in loans during the third quarter of 2017, of which $98.1 million was securitized and sold and $331.4 million was sold to whole loan investors. The aggregate principal balance outstanding of loans invested in by the Company was $194.2 million at September 30, 2017, of which $180.3 million was held for sale primarily to support upcoming securitization initiatives and sales to whole loan investors. The Company purchased $777.1 million in loans during the first nine months of 2017. and sold $576.1 million in loans during the first nine months of 2017.

The Company continues to evaluate the impact of natural disasters on loans held by LendingClub and investors. Temporary relief measures on payment obligations have been provided to borrowers who reside in the affected areas. At September 30, 2017, $25.0 million of loans invested in by the Company were to borrowers who reside in the affected areas. While it is still early, the Company has reviewed its portfolio for potential losses from these recent natural disasters and reflected additional expected credit losses for these loans in the valuation of loans invested in by the Company. The Company continues to monitor performance of these loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company places all loans that are contractually past due by 120 days or more on non-accrual status. At September 30, 2017 and December 31, 2016, loans that were 90 days or more past due (including non-accrual loans) were as follows:

	September 30, 2017		December 31, 2016
	> 90 days past due	Non-accrual loans	> 90 days past due	Non-accrual loans
Loans and loans held for sale (1):
Outstanding principal balance	$42,258	$4,945	$45,718	$5,055
Net fair value adjustments	(35,499)	(4,123)	(40,183)	(4,392)
Fair value	$6,759	$822	$5,535	$663
Number of loans (not in thousands)	4,023	507	4,041	483

Loans invested in by the Company:
Outstanding principal balance	$1,087	$189	$511	$90
Net fair value adjustments	(932)	(165)	(449)	(80)
Fair value	$155	$24	$62	$10
Number of loans (not in thousands)	265	38	154	18

(1)	Loans and loans held for sale include loans invested in by the Company for which there were no associated notes or certificates.

Loan Servicing Rights

Loans underlying loan servicing rights had a total outstanding principal balance of $7.63 billion and $6.54 billion as of September 30, 2017 and December 31, 2016, respectively.

6. Securitizations of Personal Whole Loans

CLUB 2017-P1 Securitization

On September 28, 2017, the Company sponsored a securitization of prime unsecured personal whole loans with an aggregate unpaid principal balance of $350.8 million through an asset-backed securitization transaction. The loans were facilitated through the Company’s marketplace with the Company contributing loans with an aggregate unpaid principal balance of $98.1 million and a third-party whole loan investor contributing loans with an aggregate unpaid principal balance of $252.7 million. In connection with this securitization, the Company established a wholly-owned subsidiary (Depositor) to purchase the loans from the Company and the third-party whole loan investor and simultaneously transfer the loans to a securitization trust with the transfer accounted for as a sale of financial assets.

The securitization trust issued senior securities and subordinated residual certificates to the Depositor with a fair value of $353.7 million as consideration for the transferred loans. The Depositor sold 95% of the senior securities to third-party investors for $302.3 million in net cash proceeds and then distributed the cash and the subordinated residual certificates to the Company and third-party whole loan investor. Additionally, the Company sold 72.6% of its allocated subordinated residual certificates to the third-party whole loan investor for $6.3 million in cash.

To comply with regulations with respect to credit risk retention, the Company retained 5% of each of the senior securities and the subordinated residual certificates, plus an additional 2.7% interest in the subordinated residual certificates. As of September 30, 2017, the fair value of the senior securities and subordinated residual certificates

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

held by the Company was $16.2 million and $2.4 million , respectively. See “Note 4. Securities Available for Sale” for further information.

The Depositor is a VIE in which the Company holds a controlling financial interest and is the primary beneficiary and, accordingly, the Company consolidates the Depositor in its financial statements. However, the Depositor holds no assets or liabilities as of September 30, 2017 following the completion of the series of transactions because it is the conduit to complete the securitization transaction. The securitization trust used to effect the transaction is a VIE that the Company does not consolidate because it is not the primary beneficiary.

The net pre-tax gain on sale from this securitization transaction was $2.6 million, which is included in “Other revenue” in the consolidated statements of operations. Additionally, the Company retained the loan servicing responsibilities for which it will receive servicing fees over the life of the underlying loans. The fair value of the servicing asset related to the loans originally sold to third-party whole loan investors was reduced by $1.3 million, which is included in “Investor fees” in the consolidated statement of operations.

CLUB 2017-NP1 Securitization

On June 22, 2017, the Company sponsored a securitization of near-prime unsecured personal whole loans with an unpaid principal balance of $336.6 million through an asset-backed securitization transaction. The loans were facilitated through the Company’s marketplace and originally sold to third-party whole loan investors. In connection with this securitization, the Company established a majority-owned affiliate (MOA) to hold the risk retention interest required to be held by the sponsor of a securitization transaction. The MOA purchased the loans from the whole loan investors and simultaneously transferred them to a securitization trust with the transfer accounted for as a sale of financial assets.

The securitization trust issued senior securities and subordinated residual certificates to the MOA with an aggregate value of $350.7 million as consideration for the transferred loans. The MOA sold 95% of senior securities to third-party investors for $260.8 million in net cash proceeds and then distributed the cash and 95% of the subordinated residual certificates to the original whole loan investors. To comply with regulatory credit risk retention rules, the MOA retained 5% of each of the senior securities and the subordinated residual certificate. As of September 30, 2017, the fair value of the senior securities and subordinated residual certificates held by the MOA was $11.7 million and $3.0 million, respectively. See “Note 4. Securities Available for Sale” for additional information.

As of September 30, 2017, the Company owned 56% of the MOA, with the remaining 44% owned by unaffiliated investors that is reflected as noncontrolling interests in the Company’s consolidated financial statements. The MOA is a VIE in which the Company holds a controlling financial interest and is the primary beneficiary. Accordingly, the Company consolidates the MOA in its financial statements. The securitization trust used to effect the transaction is a VIE that the Company does not consolidate because it is not the primary beneficiary.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Securitizations

The Company and other investors in the subordinated residual certificates have rights to cash flows after the investors holding the senior securities issued by the securitization trusts have first received their contractual cash flows. The investors and the securitization trusts have no recourse to the Company’s assets, and holders of the securities issued by the securitization trusts can look only to the assets of the securitization trusts that issued their securities for payment. The beneficial interests held by the Company and MOA are subject principally to the credit and prepayment risk stemming from the underlying personal whole loans.

The senior securities and subordinated residual certificates are accounted for as securities available for sale. See “Note 4. Securities Available for Sale” and “Note 7. Fair Value of Assets and Liabilities” for additional information. Also refer to “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report for further information regarding the Company’s accounting for securities available for sale and servicing assets.

The fair value sensitivity of the senior securities and subordinated residual certificates to adverse changes in key assumptions are as follows:

	September 30, 2017
	Asset-backed securities related to Company-sponsored securitization transactions
	Senior securities	Subordinated residual certificates
Fair value of interests held	$27,883	$5,402
Expected weighted-average life (in years)	1.1	1.5
Discount rates
100 basis point increase	$(279)	$72
200 basis point increase	$(551)	$(143)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(637)
20% adverse change	$—	$(1,262)
Expected prepayment rates
10% adverse change	$—	$(114)
20% adverse change	$(1)	$(250)

As of September 30, 2017, the aggregate unpaid principal balance of the off-balance sheet loans that have been securitized pursuant to Company-sponsored securitization transactions was $642.1 million, of which approximately $15.2 million was 31 days or more past due.

7. Fair Value of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, see “Part II – Item 8 –Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report. The Company records certain assets and liabilities at fair value as listed in the following tables.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

September 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans	$—	$—	$3,413,893	$3,413,893
Loans held for sale	—	—	265,925	265,925
Securities available for sale:
Corporate debt securities	—	123,153	—	123,153
Certificates of deposit	—	25,920	—	25,920
Asset-backed securities	—	15,451	—	15,451
Commercial paper	—	9,981	—	9,981
U.S. agency securities	—	5,001	—	5,001
U.S. Treasury securities	—	2,492	—	2,492
Asset-backed securities related to Company-sponsored securitization transactions	—	27,883	5,402	33,285
Other securities	—	4,002	—	4,002
Total securities available for sale	—	213,883	5,402	219,285
Servicing assets	—	—	29,621	29,621
Total assets	$—	$213,883	$3,714,841	$3,928,724

Liabilities:
Notes and certificates	$—	$—	$3,515,578	$3,515,578
Servicing liabilities	—	—	1,231	1,231
Loan trailing fee liability	—	—	7,774	7,774
Total liabilities	$—	$—	$3,524,583	$3,524,583

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

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans and related notes and certificates, loans held for sale, loan servicing rights, asset-backed securities related to consolidated VIEs, and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to both observable and unobservable inputs. The Company did not transfer any assets or liabilities in or out of Level 3 during the first nine months of 2017 or the year ended December 31, 2016.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements at September 30, 2017 and December 31, 2016:

				September 30, 2017
				Loans, Loans Held for Sale, Notes and Certificates			Asset-Backed Securities Related to Consolidated VIE
				Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates				1.8%	17.2%	8.3%	15.0%	15.0%	15.0%
Net cumulative expected loss rates (1)(3)				0.8%	41.4%	13.5%	12.8%	20.3%	17.1%
Cumulative expected prepayment rates (1)(3)				11.3%	43.6%	30.9%	29.6%	29.6%	29.6%

				September 30, 2017
				Servicing Assets/Liabilities			Loan Trailing Fee Liability
				Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates				1.9%	16.5%	8.7%	1.9%	16.5%	8.8%
Net cumulative expected loss rates (1)				0.8%	41.4%	12.0%	0.8%	41.4%	12.7%
Cumulative expected prepayment rates (1)				11.3%	43.6%	31.8%	11.3%	43.6%	31.4%
Total market servicing rates (% per annum on outstanding principal balance) (2)				0.65%	0.90%	0.65%	N/A	N/A	N/A

	December 31, 2016
	Loans, Loans Held for Sale, Notes and Certificates			Servicing Assets/Liabilities			Loan Trailing Fee Liability
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	1.2%	16.6%	7.2%	3.4%	15.1%	7.8%	3.4%	15.0%	7.7%
Net cumulative expected loss rates (1)	0.3%	33.9%	14.6%	0.3%	33.9%	12.8%	0.3%	33.9%	13.5%
Cumulative expected prepayment rates (1)	8.0%	42.7%	30.7%	8.0%	42.7%	29.3%	8.0%	42.7%	28.3%
Total market servicing rates (% per annum on outstanding principal balance) (2)	N/A	N/A	N/A	0.63%	0.90%	0.63%	N/A	N/A	N/A
N/A Not applicable

(1)	Expressed as a percentage of the original principal balance of the loan, note or certificate, except for asset-backed securities.

(2)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

(3)	For asset-backed securities, expressed as a percentage of the outstanding collateral balance.

At September 30, 2017 and December 31, 2016, the discounted cash flow methodology used to estimate the note and certificates’ fair values used the same projected net cash flows as their related loans. As demonstrated by the following tables, the fair value adjustments for loans were largely offset by the fair value adjustments of the notes and certificates due to the payment dependent design of the notes and certificates and because the principal balances of the loans were close to the combined principal balances of the notes and certificates.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present additional information about Level 3 loans, loans held for sale, notes and certificates measured at fair value on a recurring basis for the third quarters and first nine months of 2017 and 2016:

	Loans(1)			Loans Held For Sale(1)			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at June 30, 2017	$4,041,550	$(244,551)	$3,796,999	$37,287	$(956)	$36,331	$4,048,717	$(243,135)	$3,805,582
Purchases	405,472	(469)	405,003	1,931,088	(2,136)	1,928,952	—	—	—
Transfers from loans to loans held for sale	(113,587)	—	(113,587)	113,587	—	113,587	—	—	—
Issuances	—	—	—	—	—	—	394,013	—	394,013
Sales	—	—	—	(1,787,527)	3,874	(1,783,653)	—	—	—
Principal payments and retirements	(597,304)	—	(597,304)	(16,710)	—	(16,710)	(602,051)	2	(602,049)
Charge-offs	(116,070)	116,070	—	(534)	534	—	(115,064)	115,064	—
Recoveries	—	(12,114)	(12,114)	—	—	—	—	(12,057)	(12,057)
Change in fair value recorded in earnings	—	(65,104)	(65,104)	—	(12,582)	(12,582)	—	(69,911)	(69,911)
Ending balance at September 30, 2017	$3,620,061	$(206,168)	$3,413,893	$277,191	$(11,266)	$265,925	$3,725,615	$(210,037)	$3,515,578

	Loans(1)			Loans Held For Sale(1)			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at June 30, 2016	$4,748,631	$(340,870)	$4,407,761	$16,627	$(217)	$16,410	$4,755,846	$(339,961)	$4,415,885
Purchases	646,662	—	646,662	1,093,868	—	1,093,868	—	—	—
Transfers from loans to loans held for sale	(2,269)	—	(2,269)	2,269	—	2,269	—	—	—
Issuances	—	—	—	—	—	—	644,168	—	644,168
Sales	—	—	—	(1,095,716)	—	(1,095,716)	—	—	—
Principal payments and retirements	(603,452)	—	(603,452)	(2,143)	—	(2,143)	(604,160)	—	(604,160)
Charge-offs	(112,517)	112,517	—	—	—	—	(111,816)	111,816	—
Recoveries	—	(10,517)	(10,517)	—	—	—	—	(9,955)	(9,955)
Change in fair value recorded in earnings	—	(26,559)	(26,559)	—	56	56	—	(26,027)	(26,027)
Ending balance at September 30, 2016	$4,677,055	$(265,429)	$4,411,626	$14,905	$(161)	$14,744	$4,684,038	$(264,127)	$4,419,911

(1)	Loans and loans held for sale include loans invested in by the Company for which there were no associated notes or certificates, as summarized in the tables below.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans(1)			Loans Held For Sale(1)			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at December 31, 2016	$4,565,653	$(253,669)	$4,311,984	$9,345	$(297)	$9,048	$4,572,912	$(252,017)	$4,320,895
Purchases	1,408,138	(474)	1,407,664	4,829,498	4,287	4,833,785	—	—	—
Transfers from loans to loans held for sale	(113,587)	—	(113,587)	113,587	—	113,587	—	—	—
Issuances	—	—	—	—	—	—	1,389,999	—	1,389,999
Sales	—	—	—	(4,648,913)	(1,656)	(4,650,569)	—	—	—
Principal payments and retirements	(1,862,767)	—	(1,862,767)	(25,431)	—	(25,431)	(1,863,045)	4	(1,863,041)
Charge-offs	(377,376)	377,376	—	(895)	895	—	(374,251)	374,251	—
Recoveries	—	(34,808)	(34,808)	—	—	—	—	(34,550)	(34,550)
Change in fair value recorded in earnings	—	(294,593)	(294,593)	—	(14,495)	(14,495)	—	(297,725)	(297,725)
Ending balance at September 30, 2017	$3,620,061	$(206,168)	$3,413,893	$277,191	$(11,266)	$265,925	$3,725,615	$(210,037)	$3,515,578

	Loans(1)			Loans Held For Sale(1)			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at December 31, 2015	$4,681,671	$(125,590)	$4,556,081	$—	$—	$—	$4,697,169	$(125,586)	$4,571,583
Purchases	2,093,692	—	2,093,692	3,623,453	—	3,623,453	—	—	—
Transfers from loans to loans held for sale	(30,802)	—	(30,802)	30,802	—	30,802	—	—	—
Issuances	—	—	—	—	—	—	2,047,714	—	2,047,714
Sales	—	—	—	(3,635,330)	—	(3,635,330)	—	—	—
Principal payments and retirements	(1,782,603)	—	(1,782,603)	(4,020)	—	(4,020)	(1,776,747)	—	(1,776,747)
Charge-offs	(284,903)	284,903	—	—	—	—	(284,098)	284,098	—
Recoveries	—	(27,451)	(27,451)	—	—	—	—	(26,871)	(26,871)
Change in fair value recorded in earnings	—	(397,291)	(397,291)	—	(161)	(161)	—	(395,768)	(395,768)
Ending balance at September 30, 2016	$4,677,055	$(265,429)	$4,411,626	$14,905	$(161)	$14,744	$4,684,038	$(264,127)	$4,419,911

(1)	Loans and loans held for sale include loans invested in by the Company for which there were no associated notes or certificates, as summarized in the tables below.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present additional information about Level 3 loans invested in by the Company measured at fair value on a recurring basis for the third quarters and first nine months of 2017 and 2016:

	Loans invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value		Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at June 30, 2017	$57,221	$(2,371)	$54,850	Beginning balance at June 30, 2016	$35,672	$(1,126)	$34,546
Purchases	586,708	(473)	586,235	Purchases	3,579	—	3,579
Sales	(429,481)	1,741	(427,740)	Sales	(6)	—	(6)
Principal payments	(18,720)	—	(18,720)	Principal payments	(4,352)	—	(4,352)
Charge-offs	(1,538)	1,538	—	Charge-offs	(701)	701	—
Recoveries	—	(56)	(56)	Recoveries	—	(562)	(562)
Change in fair value recorded in earnings	—	(7,775)	(7,775)	Change in fair value recorded in earnings	—	(476)	(476)
Ending balance at September 30, 2017	$194,190	$(7,396)	$186,794	Ending balance at September 30, 2016	$34,192	$(1,463)	$32,729

	Loans invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value		Outstanding Principal Balance	Valuation Adjustment	Fair Value
Beginning balance at December 31, 2016	$27,860	$(1,949)	$25,911	Beginning balance at December 31, 2015	$3,462	$(4)	$3,458
Purchases	777,117	(481)	776,636	Purchases	175,600	—	175,600
Sales	(576,065)	2,634	(573,431)	Sales	(135,531)	—	(135,531)
Principal payments	(30,703)	—	(30,703)	Principal payments	(8,534)	—	(8,534)
Charge-offs	(4,019)	4,019	—	Charge-offs	(805)	805	—
Recoveries	—	(256)	(256)	Recoveries	—	(580)	(580)
Change in fair value recorded in earnings	—	(11,363)	(11,363)	Change in fair value recorded in earnings	—	(1,684)	(1,684)
Ending balance at September 30, 2017	$194,190	$(7,396)	$186,794	Ending balance at September 30, 2016	$34,192	$(1,463)	$32,729

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present additional information about Level 3 servicing assets and liabilities measured at fair value on a recurring basis for the third quarters and first nine months of 2017 and 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$25,901	$1,711	$16,126	$3,412
Issuances (1)	10,563	19	3,009	712
Change in fair value, included in investor fees	(6,961)	(499)	(2,429)	(727)
Other net changes included in deferred revenue	118	—	(451)	—
Fair value at end of period	$29,621	$1,231	$16,255	$3,397

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$21,398	$2,846	$10,250	$3,973
Issuances (1)	24,460	332	12,984	2,452
Change in fair value, included in investor fees	(16,083)	(1,947)	(7,092)	(3,028)
Other net changes included in deferred revenue	(154)	—	113	—
Fair value at end of period	$29,621	$1,231	$16,255	$3,397

(1)	Represents the gains or losses on sales of the related loans, recorded in other revenue.

The following table presents additional information about Level 3 loan trailing fee liability measured at fair value on a recurring basis for the third quarters and first nine months of 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fair value at beginning of period	$6,788	$2,324	$4,913	$—
Issuances	2,047	1,682	5,521	4,180
Cash payment of loan trailing fee	(1,184)	(395)	(3,008)	(585)
Change in fair value, included in origination and servicing	123	113	348	129
Fair value at end of period	$7,774	$3,724	$7,774	$3,724

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Fair valuation adjustments are recorded through earnings related to Level 3 instruments for the third quarters and first nine months of 2017 and 2016. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, notes and certificates, servicing assets and liabilities, and loan trailing fee liability, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The fair value sensitivity of loans invested in by the Company to adverse changes in key assumptions as of September 30, 2017, are as follows:

September 30, 2017
Fair value of loans invested in by the Company	$186,794
Expected weighted-average life (in years)	1.6
Discount rates
100 basis point increase	$(2,301)
200 basis point increase	$(4,544)
Expected credit loss rates on underlying loans
10% adverse change	$(3,282)
20% adverse change	$(6,448)
Expected prepayment rates
10% adverse change	$(974)
20% adverse change	$(1,886)

The fair value sensitivity of loans invested in by the Company to adverse changes in key assumptions as of December 31, 2016, was not material.

The Company’s selection of the most representative market servicing rates for servicing assets and servicing liabilities is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets and liabilities, calculated using different market servicing rate assumptions as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Weighted-average market servicing rate assumptions	0.65%	0.65%	0.63%	0.63%
Change in fair value from:
Servicing rate increase by 0.10%	$(7,203)	$389	$(5,673)	$964
Servicing rate decrease by 0.10%	$7,265	$(327)	$5,812	$(825)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value:

September 30, 2017	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$384,381	$—	$384,381	$—	$384,381
Restricted cash	182,844	—	182,844	—	182,844
Servicer reserve receivable	9,043	—	9,043	—	9,043
Deposits	855	—	855	—	855
Total assets	$577,123	$—	$577,123	$—	$577,123
Liabilities:
Accrued expenses and other liabilities	$13,079	$—	$—	$13,079	$13,079
Accounts payable	7,503	—	7,503	—	7,503
Payables to investors	93,893	—	93,893	—	93,893
Total liabilities	$114,475	$—	$101,396	$13,079	$114,475

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

December 31, 2016	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$515,602	$—	$515,602	$—	$515,602
Restricted cash	177,810	—	177,810	—	177,810
Servicer reserve receivable	4,938	—	4,938	—	4,938
Deposits	855	—	855	—	855
Total assets	$699,205	$—	$699,205	$—	$699,205
Liabilities:
Accrued expenses and other liabilities	$10,981	$—	$—	$10,981	$10,981
Accounts payable	10,889	—	10,889	—	10,889
Payables to investors	125,884	—	125,884	—	125,884
Total liabilities	$147,754	$—	$136,773	$10,981	$147,754

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

8. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	September 30, 2017	December 31, 2016
Internally developed software (1)	$108,635	$75,202
Leasehold improvements	24,653	22,637
Computer equipment	18,854	18,080
Purchased software	7,750	7,598
Furniture and fixtures	7,229	6,827
Construction in progress	1,897	707
Total property, equipment and software	169,018	131,051
Accumulated depreciation and amortization	(68,336)	(41,788)
Total property, equipment and software, net	$100,682	$89,263

(1)	Includes $12.3 million and $7.4 million in development in progress as of September 30, 2017 and December 31, 2016, respectively.
Depreciation and amortization expense on property, equipment and software was $10.3 million and $29.2 million for the third quarter and first nine months of 2017, respectively. Depreciation and amortization expense on property, equipment and software was $6.5 million and $17.8 million for the third quarter and first nine months of 2016, respectively.

9. Other Assets

Other assets consist of the following:

	September 30, 2017	December 31, 2016
Loan servicing assets, at fair value	$29,621	$21,398
Prepaid expenses	21,084	16,960
Other investments	10,411	10,372
Servicer reserve receivable	9,043	4,938
Accounts receivable	8,889	7,572
Insurance reimbursement receivable	7,119	—
Receivable from investors	1,394	1,566
Due from related parties (1)	279	476
Tenant improvement receivable	—	3,290
Other	3,539	3,072
Total other assets	$91,379	$69,644

(1)	Represents management fees from certain private funds for which LCAM or its subsidiaries act as the general partner.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

10. Intangible Assets and Goodwill

Intangible Assets

The Company’s intangible asset balance was $23.0 million and $26.2 million at September 30, 2017 and December 31, 2016, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2017 was $1.0 million and $3.3 million, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2016 was $1.2 million and $3.6 million, respectively.

Goodwill

The Company’s goodwill balance was $35.6 million at September 30, 2017 and December 31, 2016, respectively. The Company has one reporting unit for goodwill impairment testing purposes, the patient and education finance (PEF) reporting unit. The Company performed a quantitative annual test for impairment as of April 1, 2017, according to which the estimated fair value of the PEF reporting unit substantially exceeded its carrying value. Upon completion of the annual impairment test in the second quarter of 2017, the Company did not record any goodwill impairment.

The Company did not record any goodwill impairment for the third quarter and first nine months of 2017. The Company recorded a goodwill impairment of $1.7 million and $37.1 million for the third quarter and first nine months of 2016, respectively.

11. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2017	December 31, 2016
Accrued compensation (1)	$26,824	$27,009
Accrued expenses	25,252	19,734
Deferred rent	14,533	11,638
Transaction fee refund reserve	13,728	9,098
Loan trailing fee liability, at fair value	7,774	4,913
Deferred revenue	2,531	2,556
Reimbursement payable to limited partners of LCAM private funds	2,240	2,313
Contingent liabilities	1,813	—
Loan servicing liabilities, at fair value	1,231	2,846
Payable to issuing banks	863	1,658
Credit loss coverage reserve	—	2,529
Other	1,512	1,325
Total accrued expenses and other liabilities	$98,301	$85,619

(1)	Includes accrued cash retention awards of $0.6 million and $3.0 million as of September 30, 2017 and December 31, 2016, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

12. Secured Borrowings

During the second quarter of 2016, the Company repurchased $22.3 million of near-prime loans from a single institutional investor that did not meet a non-credit, non-pricing requirement of the investor, of which $15.1 million were originally sold to the investor prior to March 31, 2016. As a result, these loans were accounted for as secured borrowings at March 31, 2016. During the second quarter of 2016, the Company resold the loans to a different investor at par. This subsequent transfer qualified for sale accounting treatment, and the loans were removed from the Company’s Condensed Consolidated Balance Sheets and the secured borrowings liability was reduced to zero in the second quarter of 2016. There were no secured borrowing liabilities as of September 30, 2017 or December 31, 2016.

13. Employee Incentive Plans

The Company’s equity incentive plans provide for granting stock options and restricted stock units (RSUs) to employees, consultants, officers and directors.

Stock-based compensation expense was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$3,435	$6,208	$11,927	$17,632
RSUs	12,295	11,143	41,451	25,044
ESPP	376	438	1,155	1,273
Stock issued related to acquisition	—	133	159	2,441
Total stock-based compensation expense	$16,106	$17,922	$54,692	$46,390

The following table presents the Company’s stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales and marketing	$1,591	$1,699	$5,857	$5,016
Origination and servicing	1,049	1,013	3,819	2,722
Engineering and product development	4,640	4,931	17,001	13,134
Other general and administrative	8,826	10,279	28,015	25,518
Total stock-based compensation expense	$16,106	$17,922	$54,692	$46,390

The Company capitalized $2.2 million of stock-based compensation expense associated with developing software for internal use during both the third quarters of 2017 and 2016. The Company capitalized $7.4 million and $6.2 million of stock-based compensation expense associated with developing software for internal use during the first nine months of 2017 and 2016, respectively.

The Company adopted ASU 2016-09 on January 1, 2017. See “Note 2. Summary of Significant Accounting Policies,” for information on the adoption of ASU 2016-09.

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

15. Commitments and Contingencies

Operating Lease Commitments

Total facilities rental expense for the third quarter and first nine months of 2017 was $4.0 million and $11.7 million, respectively. Total facilities rental expense for the third quarter and first nine months of 2016 was $3.7 million and $10.5 million, respectively. Minimum lease payments for the third quarter and first nine months of 2017 were $4.0 million and $11.0 million, respectively. Minimum lease payments for the third quarter and first nine months of 2016 were $3.4 million and $8.3 million, respectively. As of September 30, 2017, the Company pledged $0.8 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

The Company’s future minimum payments under non-cancelable operating leases in excess of one year and anticipated sublease income as of September 30, 2017, were as follows:

	Operating Leases	Subleases	Net
2017	$4,081	$75	$4,006
2018	16,389	310	16,079
2019	16,626	39	16,587
2020	17,557	—	17,557
2021	17,844	—	17,844
Thereafter	46,163	—	46,163
Total	$118,660	$424	$118,236

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, which serves as the Company’s primary issuing bank, WebBank retains ownership of the loans it originates that are facilitated through LendingClub’s marketplace for two business days after origination. As part of this arrangement, the Company is committed to purchase the loans at par

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

plus accrued interest, at the conclusion of the two business days. As of September 30, 2017 and December 31, 2016, the Company was committed to purchase loans with an outstanding principal balance of $122.3 million and $32.2 million at par, respectively.

Loan Repurchase Obligations

The Company is generally required to repurchase loans, notes or certificates in events of verified identity theft. The Company may also repurchase certain loans, notes or certificates in connection with certain customer accommodations. In connection with facilitating the ability of the Company and other investors to access securitization markets, the Company has agreed to repurchase loans if representations and warranties made with respect to such loans are breached. The Company believes such provisions are customary and consistent with institutional loan and securitization market standards.

In addition to and distinct from the repurchase obligations described in the preceding paragraph, the Company performs certain administrative functions for a variety of retail and institutional investors, including executing, without discretion, loan investments as directed by the investor. To the extent loans do not meet the investor’s investment criteria at the time of issuance, or are transferred to the investor as a result of a system error by the Company, the Company repurchases such loans, notes or certificates at par. As a result of the loan repurchase obligations described above, the Company repurchased $1.7 million in loans, notes and certificates during the first nine months of 2017.

Purchase Commitments

As required by applicable regulations, the Company is obligated to purchase loans resulting from direct mail marketing efforts if such loans are not otherwise invested in by investors on the platform. The Company was not required to purchase any such loans during the first nine months of 2017. Additionally, loans in the process of being facilitated through the Company’s platform and originated by the Company’s issuing bank partner at September 30, 2017, were substantially funded in October 2017. As of the date of this report, no loans remained without investor commitments and the Company was not required to purchase any of these loans.

In addition, if neither Springstone nor the Company can arrange for other investors to invest in or purchase loans that Springstone facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner (Pool B loans), Springstone and the Company are contractually committed to purchase these loans. As of September 30, 2017, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s consolidated balance sheets. During the first nine months of 2017, the Company was required to purchase $22.2 million of Pool B loans. Pool B loans are held on the Company’s balance sheet and have an outstanding principal balance and fair value of $18.8 million and $17.7 million as of September 30, 2017, respectively. The Company believes it will be required to purchase additional Pool B loans in the remainder of 2017 as it seeks to arrange for other investors to invest in or purchase these loans.

Credit Support Agreements

In connection with a significant platform purchase agreement, the Company entered into a credit support agreement with a third-party whole loan investor that required the Company to reimburse the investor for credit losses in excess of a specified percentage of the original principal balance of whole loans acquired by the investor during a 12-month period. During the first nine months of 2017, the Company paid the investor $13.0 million under this agreement, which terminated in October 2017. As of September 30, 2017, the Company had no accrued liabilities for future expected payments to the investor.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company is also subject to a credit support agreement with Cirrix Capital (Investment Fund). The credit support agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the Investment Fund’s certificates that are in excess of a specified, aggregate net loss threshold. On April 14, 2017, the credit support agreement was terminated effective December 31, 2016. However, the Company remains subject to the credit support agreement for credit losses on loans underlying the Investment Fund’s certificates that were issued on or prior to December 31, 2016. The Company pledged and restricted cash in the amount of $2.2 million and $3.4 million as of September 30, 2017 and December 31, 2016, respectively, to support this contingent obligation. The Company’s maximum exposure to loss under this credit support agreement was limited to $6.0 million as of September 30, 2017.

Legal

The Company is subject to various claims arising in the ordinary course of business, and is party to a large number of legal proceedings that constitute ordinary, routine litigation matters incidental to its business. The majority of these claims and proceedings relate to alleged commercial disputes, alleged consumer complaints, and alleged state or federal law and regulatory violations. The Company accrues for costs related to contingencies when a loss from such claims is probable and the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable and if it is possible to estimate the loss, the Company reviews and evaluates its litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, the Company does not accrue for a potential litigation loss. In those situations, the Company discloses an estimate of the probable losses or a range of possible losses, if such estimates can be made. Except as otherwise specifically noted below, at this time, the Company does not believe that it is possible to estimate the reasonably possible losses or a range of reasonably possible losses related to the matters described below.

Securities Class Actions. During the year ended December 31, 2016, several putative class action lawsuits alleging violations of federal securities laws were filed in California Superior Court, naming as defendants the Company, current and former directors, certain officers, and the underwriters in the December 2014 initial public offering (the IPO). All of these actions were consolidated into a single action (Consolidated State Court Action), entitled In re LendingClub Corporation Shareholder Litigation, No. CIV537300. In August 2016, plaintiffs filed an amended complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Securities Act) based on allegedly false and misleading statements in the IPO registration statement and prospectus. The Company filed a demurrer requesting the Court dismiss certain of the claims alleged in the amended complaint, which was granted in part in the fourth quarter of 2016. The plaintiffs then filed a Second Amended Consolidated Complaint which the Company responded to with a new demurrer seeking to dismiss certain claims. The Court granted in part and denied in part this new demurrer. The Plaintiffs then amended their complaint again to comply with this Order. In April 2017 the plaintiffs filed their motion for class certification, which the Company opposed. The motion was granted in part in a June 2017 Order. The Court has now set the trial date for October 2018. Discovery is continuing. The Company intends to vigorously defend against the claims.

In May 2016, two related putative securities class actions (entitled Evellard v. LendingClub Corporation, et al., No. 16-CV-2627-WHA, and Wertz v. LendingClub Corporation, et al., No. 16-CV-2670-WHA) were filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain of its officers and directors. In August 2016, the two actions were consolidated into a single action. The Company moved to dismiss the amended complaint filed in the fourth quarter of 2016. The Court held a hearing on this motion in the first quarter of 2017 and ultimately granted in part and denied in part the motion. The plaintiffs thereafter amended their complaint consistent with the May 2017 Order and the parties have now begun discovery. In September 2017 the plaintiffs filed their motion for class certification, which the Company opposed. The motion was granted in an October 2017 Order. In that Order, the Court also granted a motion by the plaintiffs in the Consolidated State Court Action to intervene in the federal action. All parties (including the intervening state court

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

plaintiffs) have been ordered to participate in a mediation on November 28, 2017. The Company will participate in the mediation in good faith. The Company is prepared to vigorously defend against the claims; however, the parties in the mediation may determine that it is appropriate to settle these matters at the time of mediation or shortly thereafter. The Company cannot make any reasonable estimate as to whether the matters may settle in connection with the mediation or, if the matters do settle, the possible range of any settlement. Any settlement may be covered in whole or in part by insurance. However, any settlement may have a significant and negative impact on the Company’s results of operations for the period in which the matter settles. In the event the matters do not settle, the federal matter is set for trial in September 2018. In the event the matter proceeds to trial, the Company will continue to vigorously defend against the claims.

The Company is self-insured for the deductible amount under its director and officers’ liability insurance policy for these matters. The Company exceeded the deductible in 2016 and is currently being reimbursed by insurance carriers for costs related to the litigations and investigations.

Given these considerations it is possible that an adverse outcome in these cases could have a material effect on the Company’s financial position and results of operations. However, based on information currently known by the Company’s management and the existence of the insurance, reasonably possible or probable losses or range of losses cannot be estimated.

Derivative Lawsuits. In May 2016 and August 2016, respectively, two putative shareholder derivative actions were filed (Avila v. Laplanche, et al., No. CIV538758 and Dua v. Laplanche, et al., CGC-16-553731) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. Both actions were voluntarily dismissed without prejudice. On December 14, 2016, a new putative shareholder derivative action was filed in the Delaware Court of Chancery (Steinberg, et al. v. Morris, et al., C.A. No. 12984-CB), against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. In addition, on August 18, 2017, another putative shareholder derivative action was filed in the Delaware Court of Chancery (Fink et. al. v. Laplanche, et. al., Case No. 2017-0600). Both of these actions are based on allegations similar to those in the securities class action litigation as described above. In September 2017, the Steinberg plaintiffs and Fink plaintiffs each filed motions to consolidate the two derivative suits and for the designation of lead plaintiff(s) and lead counsel. In October 2017, the Steinberg and Fink plaintiffs reached an agreement regarding consolidation and submitted a proposed consolidation order to the court. The court entered that order consolidating the cases, selecting the Steinberg plaintiffs as lead plaintiffs, and designating the Steinberg complaint as the operative complaint. The defendants intend to move to stay these matters in light of the other pending proceedings.

Federal Consumer Class Action. In April 2016, a putative class action lawsuit was filed in federal court in New York (Bethune v. LendingClub Corporation et al. (16 Civ. 2778)(NRB)), alleging that persons received loans, through the Company’s platform, that exceeded states’ usury limits in violation of state usury and consumer protection laws, and the federal RICO statute. The Company filed a motion to compel arbitration on an individual basis, which was granted in February 2017. The plaintiff filed an arbitration demand seeking relief on an individual basis. The parties have tentatively reached a settlement of this matter which is not material to the Company’s financial position or results of operations.

Regulatory Investigations. On May 9, 2016, following the announcement of the internal board review described more fully in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Board Review” contained in Part II, Item 7 of the Company’s Annual Report (referenced to herein as the “internal board review”), the Company received a grand jury subpoena from the U.S. Department of Justice (DOJ). The Company also received formal requests for information from the SEC and Federal Trade Commission (FTC). The Company continues cooperating with the DOJ, SEC, FTC and any other governmental or regulatory authorities or agencies. No assurance can be given as to the timing or outcome of these matters.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

In addition to the foregoing, the Company is subject to, and may continue to be subject to legal proceedings and regulatory actions in the ordinary course of business, including inquiries by state regulatory bodies related to the Company’s marketplace lending model. These include inquiries from the California Department of Business Oversight and the New York Department of Financial Services. The Company is also in discussions with the Colorado Department of Law and the West Virginia Attorney General’s office to potentially resolve their concerns. Probable losses accrued are not material. No assurance can be given as to the timing or outcome of any of these matters.

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

17. Related Party Transactions

Related party transactions must be reviewed and approved by the Audit Committee of the Company’s board of directors when not conducted in the ordinary course of business subject to the standard terms of the Company’s online marketplace or certificate investment program. Any material amendment or modification to an existing related party transaction is also subject to the review and approval of the Audit Committee. Related party transactions may include any transaction between entities under common control or with a related person that has occurred since the beginning of the Company’s latest fiscal year or is currently proposed. The Company has defined related persons as members of the board of directors, executive officers, principal owners of the Company’s outstanding stock and any immediate family members of each such related person, as well as any other person or entity with significant influence over the Company’s management or operations.

Several of the Company’s executive officers and directors (including immediate family members) have made deposits and withdrawals to their investor accounts and purchased loans, notes and certificates or have investments in private funds managed by LCAM. The Company believes all such transactions by related persons were made in the ordinary course of business and were transacted on terms and conditions that were not more favorable than those obtained by similarly situated third-party investors.

On April 1, 2016, the Company closed its $10.0 million investment, for an approximate ownership interest of 15% in the Investment Fund, a holding company that participates in a family of funds with other unrelated third parties and purchases whole loans and interests in loans from the Company. As of September 30, 2017, the Company and Mr. John Mack, one of the Company’s board members, had an ownership interest of approximately 23% and 4%, respectively, in the Investment Fund.

During the first nine months of 2017, this family of funds purchased $53.3 million of whole loans and interests in whole loans. During the first nine months of 2017, the Company earned $625 thousand in investor fees from this family of funds, and paid interest of $6.0 million on interests in whole loans to the family of funds. The Company

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

believes that the sales of whole loans and interests in whole loans, and the investor fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

18. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2017, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, including as disclosed below, the Company has determined none of these events were required to be recognized or disclosed.

Entry into Warehouse Credit Facility

On October 10, 2017, LendingClub Warehouse I LLC (Warehouse), a wholly-owned subsidiary of the Company, entered into a warehouse credit agreement (Warehouse Credit Agreement) with certain lenders for an aggregate $250 million secured revolving credit facility (Warehouse Credit Facility). In connection with the Warehouse Credit Agreement, the Warehouse entered into a security agreement with a large commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the Warehouse Credit Facility may only be used to purchase certain unsecured consumer loans and related rights and documents from the Company and to pay fees and expenses related to the Warehouse Credit Facility. In October 2017, the Company drew $138.0 million in funding under the Warehouse Credit Facility to support upcoming securitization initiatives.

Wind-down of Certain Funds

During the month of October 2017, LCAM facilitated the sale of investments, in Certificate form, held by 6 legacy funds and initiated the full wind-down of these legacy funds. The Company sold the loans underlying the redeemed Certificates as loan participations in October 2017, which had an outstanding principal balance of $424.6 million at September 30, 2017.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (Report). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in “Part II – Other Information – Item 1A – Risk Factors” in this Report and “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (Annual Report), as updated by the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

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

The LendingClub platform offers investors access to an asset class that has generally been closed to many investors and only available on a limited basis to institutional investors. The capital to invest in the loans enabled through our marketplace comes directly from a wide range of investors, including retail investors, high-net-worth individuals and family offices, banks and finance companies, insurance companies, hedge funds, foundations, pension plans and university endowments, and through a variety of investment channels.

As a general matter, loans that are facilitated through our marketplace are funded by the issuance of Notes to our retail investors and the issuance of certificates or the sale of whole loans to institutional investors and are not funded using the Company’s capital. However, to expand the Company’s investor base, the Company has recently developed the capability to support the securitization of loans. In the second and third quarters of 2017, the Company used its own capital to purchase loans to facilitate this newly developed securitization capability and sponsored its first two securitizations. We intend to use more of our capital to fund the purchase of loans for future securitizations or loan sales. We also from time to time use our own capital to fulfill contractual purchase obligations for loans funded without a matched third-party investor, as more fully described in “Part I – Financial Information – Item 1 – Financial Statements – Note 15. Commitments and Contingencies – Purchase Commitments.” Additionally, we may use our own capital to invest in loans or interests backed by loans to fulfill regulatory obligations, support short-term marketplace equilibrium, make accommodations to customers, comply with risk retention requirements applicable to sponsors of securitization transactions, or to test and establish a track record of performance for new or alternative loan terms, programs, or channels.

We generate revenue primarily from transaction fees from our marketplace’s role in accepting and decisioning applications for our bank partners to enable loan originations, investor fees that include servicing fees from investors for various services, including servicing and collection efforts and matching available loan assets with capital and management fees from investment funds and other managed accounts, interest income earned and fair value gains/losses from loans held on our balance sheet.

The transaction fees we receive from issuing banks in connection with our marketplace’s role in facilitating loan originations range from 1% to 7% of the initial principal amount of the loan. In addition, for education and patient finance loans, we also collect fees from issuing banks and fees from the related education and patient service providers.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investor fees paid to us vary based on investment channel. Note investors generally pay us a fee equal to 1% of payment amounts received from the borrower. Whole loan purchasers pay a monthly fee of up to 1.3% per annum, which is generally based on the month-end principal balance of loans serviced by us. Certificate holders generally pay a monthly fee of up to 1.5% per annum of the month-end balance of assets under management or the month-end balance of unpaid principal of the underlying Certificate. Investor fees may also vary based on the delinquency status of the loan.

Since beginning operations in 2007, our marketplace has facilitated $31.2 billion in loan originations. These loans were facilitated through the following investment channels: (i) the issuance of member payment dependent notes, (ii) the sale of trust certificates, (iii) the sale of whole loans (or interests backed by whole loans) either directly to qualified investors or indirectly through asset-backed securitization transactions, or (iv) invested in by the Company. Since our inception $5.4 billion of our loan originations were invested in through member payment dependent notes, $7.5 billion were invested in through trust certificates and $18.3 billion were invested in through whole loan sales, including loans invested in by the Company. In the third quarter of 2017, our marketplace facilitated $2.4 billion of loan originations, of which approximately $0.3 billion were invested in through member payment dependent notes, $0.1 billion were invested in through trust certificates and $2.0 billion were invested in through whole loan sales, including loans invested in by the Company. See “Part II – Other Information – Item 1A – Risk Factors – A decline in economic conditions may adversely affect our customers, which may negatively impact our business and results of operations” in our Annual Report.

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

During the first half of 2016, we began to observe pockets of underperformance in higher risk segments. This trend was subsequently observed across all loan grades in the third quarter of 2016, although it was most pronounced in higher risk grades, particularly grades E, F and G. We responded to these observations by working with the issuing banks who originate loans facilitated through our platform to implement changes intended to optimize applicable credit policies several times in 2016, and again in January and May of 2017. We have observed an increase in pre-payment rates in 2017 in the higher risk prime grades, specifically F & G grades in our standard program. Accordingly, in November 2017 we decided to suspend the offering of F & G grade notes for investment by retail investors. We currently anticipate facilitating the issuance of F & G grade loans through our platform, but retail investors will no longer be able to purchase notes corresponding to these loans. We currently anticipate holding these F & G grade loans on our balance sheet as we continue to observe these loan grades, but may sell the whole loans to qualified institutional investors in the future.

In September 2017, we facilitated the launch of our fifth-generation credit model (G5) and made adjustments to credit and pricing policies to adapt to the current conditions we have observed in the market. We will continue to monitor credit performance on new vintages as data becomes available and any impact from changes in the broader macroeconomic environment. This information will assist us in assessing if and when to propose further changes to the credit model or interest rates for consideration by the issuing banks who originate loans facilitated through our platform. We have also invested in our multifaceted collections capabilities to further mitigate risk to our existing loan portfolio, including adding new recovery strategies, and augmenting collections team capacity.

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

Factors That Can Affect Revenue

As an operator of a marketplace, we work to match supply and demand while also growing the overall volume of originations and correspondingly revenue at a pace commensurate with proper planning, compliance, risk management, user experience, and operational controls that work to optimize the quality of the customer experience, customer satisfaction and long term growth. In addition, as the business grows, we utilize our balance sheet to hold loans in certain contexts, including testing of terms and conditions, repurchasing loans that did not meet an investor’s criteria, or in preparation for sponsored securitizations. In some instances, we may subsequently sell those loans, recognizing a gain or loss on their sale.

The interplay of the volume, timing and quality of loan applications, investment appetite, the impact of our holding certain loans on balance sheet, investor confidence in our data, controls and processes and available investment capital from investors, platform loan processing and originations, liquidity of the securitization market, and the subsequent performance of loans (including credit performance and prepayment timing), which directly impacts our servicing fees and loan fair values, can affect our revenue in any particular period. These drivers collectively affect transaction fees, investor fees earned by us related to these transactions, interest income, and other revenue related to loans held on balance sheet, including the performance of such loans. As these drivers can be affected by a variety of factors, both in and out of our control, revenues may fluctuate from period to period. Factors that can affect these drivers and ultimately revenue and its timing include:

•	market confidence in our data, controls, and processes,

•	announcements of governmental inquiries or private litigation,

•	the mix of borrower products and corresponding transaction fees,

•	availability or the timing of the deployment of investment capital by investors,

•	the availability and amount of new capital from pooled investment vehicles and managed accounts that typically deploy their capital at the start of a period,

•	the amount of purchase limitations we can impose on larger investors as a way to maintain investor balance and fairness,

•	the attractiveness of alternative opportunities for borrowers or investors,

•	the responsiveness of applicants to our marketing efforts,

•	expenditures on marketing initiatives in a period,

•	the sufficiency of operational staff to process any manual portion of the loan applications in a timely manner,

•	the responsiveness of borrowers to satisfy additional income or employment verification requirements related to their application,

•	borrower withdrawal rates,

•	the percentage distribution of loans between the whole and fractional loan platforms,

•	platform system performance,

•	seasonality in demand for our platform and services, which is generally lower in the first and fourth quarters,

•	determination to hold loans for purposes of subsequently distributing the loans through sale or securitization,

•	changes in the credit performance of our loans or market interest rates,

•	the success of our models to predict borrower risk levels and attractiveness to investors, and

•	other factors.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

At any point in time we have loan applications in various stages from initial application through issuance, as well as loans held on our balance sheet. Depending upon the timing and impact of the factors described above, loans may not be issued by the issuing banks who originate loans facilitated through our platform in the same period in which the corresponding application was originally made, resulting in a portion of that subsequent period’s revenue being earned from loan applications that were initiated in the immediately prior period. Loans may also be held on balance sheet before being subsequently sold. Consistent with our revenue recognition accounting policy under GAAP, we do not recognize the associated transaction fee revenue with a loan until the loan is issued by the applicable issuing bank and the proceeds are delivered to the borrower. Our transaction fees are generally paid by the issuing bank, or in the case of patient finance loans, by the participating medical service provider, and are accordingly independent of who is investing in a loan or how a loan is invested in.

Key Operating and Financial Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2017	June 30, 2017	September 30, 2016	2017	2016
Loan originations	$2,442,867	$2,147,335	$1,972,034	$6,548,951	$6,677,468
Customer acquisition cost as a percent of loan originations(1)	2.44%	2.59%	2.28%	2.59%	2.41%
Net revenue	$154,030	$139,573	$114,556	$418,085	$370,290
Consolidated net loss	$(6,659)	$(25,444)	$(36,486)	$(61,947)	$(113,700)
Contribution(2)(3)	$75,908	$66,028	$56,035	$195,101	$160,351
Contribution margin(2)(3)	49.3%	47.3%	48.9%	46.7%	43.3%
Adjusted EBITDA(2)(3)	$20,895	$4,483	$(9,200)	$25,539	$(12,010)
Adjusted EBITDA margin(2)(3)	13.6%	3.2%	(8.0)%	6.1%	(3.2)%

(1)	Represents sales and marketing expense as a percent of loan origination principal balances during each period presented.

(2)
Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures” below.

(3)	Prior period amounts have been reclassified to conform to the current period presentation. See “Non-GAAP Financial Measures” below for additional information.

Loan Originations

We believe the volume of loans facilitated through our platform and originated by our issuing banks is a key indicator of the adoption rate of our marketplace, growth of our brand, scale of our business, strength of our network effect, economic competitiveness of our products and future growth. Factors that could affect loan origination volume include investor confidence in our platform and internal processes; the amount of our capital available to invest in loans; the interest rate, credit underwriting and economic environment; the competitiveness of our products, primarily based on our platform’s rates and fees; the success of our operational efforts to balance investor and borrower demand; any limitations on the ability or willingness of our issuing banks to continue to originate loans through our platform; our ability to develop new products or enhance existing products for

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

borrowers and investors; the success of our sales and marketing initiatives and the success of borrower and investor acquisition and retention.

Loan origination volume and weighted average transactions fees (as a percent of origination balance) by its major loan products are as follows:

	Three Months Ended
	September 30, 2017		June 30, 2017		September 30, 2016
(in millions, except percentages)	Origination Volume	Weighted- Average Transaction Fees	Origination Volume	Weighted- Average Transaction Fees	Origination Volume	Weighted- Average Transaction Fees
Personal loans - standard program	$1,791.2	4.9%	$1,538.4	4.9%	$1,404.6	5.1%
Personal loans - custom program	447.3	5.5	391.2	5.5	353.2	5.5
Total personal loans	2,238.5	5.0	1,929.6	5.1	1,757.8	5.2
Other loans	204.4	4.6	217.8	4.5	214.2	4.4
Total	$2,442.9	5.0%	$2,147.4	5.0%	$1,972.0	5.1%

			Nine Months Ended
			September 30, 2017		September 30, 2016
(in millions, except percentages)			Origination Volume	Weighted Average Transaction Fees	Origination Volume	Weighted Average Transaction Fees
Personal loans - standard program			$4,767.6	4.9%	$4,935.2	4.8%
Personal loans - custom program			1,139.4	5.5	1,108.1	5.2
Total personal loans			5,907.0	5.1	6,043.3	4.9
Other loans			642.0	4.5	634.2	4.4
Total			$6,549.0	5.0%	$6,677.5	4.8%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Personal loan origination volume for our standard loan program by loan grade were as follows:

	Three Months Ended						Nine Months Ended September 30,
(in millions)	September 30, 2017		June 30, 2017		September 30, 2016		2017		2016
Personal loan originations by loan grade – standard loan program:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
A	$279.7	16%	$242.1	16%	$139.3	10%	$732.2	15%	$844.1	17%
B	487.4	27%	416.7	27%	411.9	29%	1,284.4	27%	1,394.7	28%
C	639.8	36%	558.2	36%	467.3	33%	1,720.5	36%	1,442.1	29%
D	229.4	13%	190.0	12%	232.2	17%	613.6	13%	695.2	14%
E	90.8	5%	82.7	6%	97.7	7%	261.1	6%	368.6	8%
F	28.6	1%	32.8	2%	44.2	3%	94.0	2%	150.0	3%
G	35.5	2%	15.9	1%	12.0	1%	61.8	1%	40.5	1%
Total personal loan originations – standard loan program	$1,791.2	100%	$1,538.4	100%	$1,404.6	100%	$4,767.6	100%	$4,935.2	100%

During the first nine months of 2017 compared to the first nine months of 2016, the Company saw a shift in the mix of personal loan origination volume from higher risk grades, particularly grades D through G, to lower risk A through C grades. Credit and pricing policy changes the Company made in 2016 and the first half of 2017 disproportionately affected the higher risk grades resulting in this shift in concentration. Upon implementation of our fifth-generation credit model, we expect to see this shift towards lower risk grades continue.

Loans Serviced On Our Platform

The following table provides the outstanding principal balance of loans serviced at the end of the periods indicated, by the method in which the loans were financed (in millions):

	September 30, 2017	December 31, 2016
Notes	$1,683	$1,795
Certificates	2,020	2,752
Whole loans sold	7,627	6,542
Other(1)	175	28
Total	$11,505	$11,117

(1)	Includes loans invested in by the Company for which there were no associated notes or certificates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended			Change (%)
	September 30, 2017	June 30, 2017	September 30, 2016	Q3 2017 vs Q3 2016	Q3 2017 vs Q2 2017
Net revenue:
Transaction fees	$121,905	$107,314	$100,813	21%	14%
Investor fees (1)	20,499	21,116	18,477	11%	(3)%
Other revenue (expense) (1)	(225)	4,223	(7,158)	(97)%	(105)%
Interest income	151,532	157,260	171,868	(12)%	(4)%
Interest expense	(139,681)	(150,340)	(169,444)	(18)%	(7)%
Net interest income	11,851	6,920	2,424	N/M	71%
Total net revenue	154,030	139,573	114,556	34%	10%
Operating expenses: (2)
Sales and marketing	59,570	55,582	44,901	33%	7%
Origination and servicing	21,321	21,274	16,332	31%	—%
Engineering and product development	32,860	35,718	29,428	12%	(8)%
Other general and administrative	46,925	52,495	58,940	(20)%	(11)%
Goodwill impairment	—	—	1,650	(100)%	—%
Total operating expenses	160,676	165,069	151,251	6%	(3)%
Loss before income tax expense	(6,646)	(25,496)	(36,695)	(82)%	(74)%
Income tax expense (benefit)	13	(52)	(209)	106%	125%
Consolidated net loss	$(6,659)	$(25,444)	$(36,486)	(82)%	(74)%
Less: Income (loss) attributable to noncontrolling interests	(129)	10	—	N/M	N/M
LendingClub net loss	$(6,530)	$(25,454)	$(36,486)	(82)%	(74)%

N/M   Not meaningful.
(1) Prior period amounts have been reclassified to conform to the current period presentation. See “Part I – Financial Information – Item 1 – Financial Statements – Note 1. Basis of Presentation” for additional information.
(2) Includes stock-based compensation expense as follows:

	Three Months Ended			Change (%)
	September 30, 2017	June 30, 2017	September 30, 2016	Q3 2017 vs Q3 2016	Q3 2017 vs Q2 2017
Sales and marketing	$1,591	$1,967	$1,699	(6)%	(19)%
Origination and servicing	1,049	1,354	1,013	4%	(23)%
Engineering and product development	4,640	5,773	4,931	(6)%	(20)%
Other general and administrative	8,826	9,994	10,279	(14)%	(12)%
Total stock-based compensation expense	$16,106	$19,088	$17,922	(10)%	(16)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2017	2016	Change (%)
Net revenue:
Transaction fees	$327,911	$321,926	2%
Investor fees (1)	62,795	53,620	17%
Other revenue (expense) (1)	6,219	(10,965)	157%
Interest income	469,788	529,432	(11)%
Interest expense	(448,628)	(523,723)	(14)%
Net interest income	21,160	5,709	N/M
Total net revenue	418,085	370,290	13%
Operating expenses (1):
Sales and marketing	169,735	161,213	5%
Origination and servicing	63,044	56,464	12%
Engineering and product development	104,338	82,835	26%
Other general and administrative	142,994	150,432	(5)%
Goodwill impairment	—	37,050	(100)%
Total operating expenses	480,111	487,994	(2)%
Loss before income tax expense	(62,026)	(117,704)	(47)%
Income tax (benefit) expense	(79)	(4,004)	(98)%
Consolidated net loss	$(61,947)	$(113,700)	(46)%
Less: Loss attributable to noncontrolling interests	(119)	—	N/M
LendingClub net loss	$(61,828)	$(113,700)	(46)%

N/M   Not meaningful.
(1) Prior period amounts have been reclassified to conform to the current period presentation. See “Part I – Financial Information – Item 1 – Financial Statements – Note 1. Basis of Presentation” for additional information.
(2) Includes stock-based compensation expense as follows:

	Nine Months Ended September 30,
	2017	2016	Change (%)
Sales and marketing	$5,857	$5,016	17%
Origination and servicing	3,819	2,722	40%
Engineering and product development	17,001	13,134	29%
Other general and administrative	28,015	25,518	10%
Total stock-based compensation expense	$54,692	$46,390	18%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

	Three Months Ended			Change (%)
	September 30, 2017	June 30, 2017	September 30, 2016	Q3 2017 vs Q3 2016	Q3 2017 vs Q2 2017
Net revenue:
Transaction fees	$121,905	$107,314	$100,813	21%	14%
Investor fees (1)	20,499	21,116	18,477	11%	(3)%
Other revenue (expense) (1)	(225)	4,223	(7,158)	(97)%	(105)%
Interest income	151,532	157,260	171,868	(12)%	(4)%
Interest expense	(139,681)	(150,340)	(169,444)	(18)%	(7)%
Net interest income	11,851	6,920	2,424	N/M	71%
Total net revenue	$154,030	$139,573	$114,556	34%	10%

	Nine Months Ended September 30,
	2017	2016	Change (%)
Net revenue:
Transaction fees	$327,911	$321,926	2%
Investor fees (1)	62,795	53,620	17%
Other revenue (expense) (1)	6,219	(10,965)	157%
Interest income	469,788	529,432	(11)%
Interest expense	(448,628)	(523,723)	(14)%
Net interest income	21,160	5,709	N/M
Total net revenue	$418,085	$370,290	13%

N/M	Not meaningful.

(1)
Prior period amounts have been reclassified to conform to the current period presentation. See “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

The analysis below is presented for the following periods: Third quarter of 2017 compared to the third quarter of 2016 (Quarter Over Quarter), third quarter of 2017 compared to the second quarter of 2017 (Sequential), and the first nine months of 2017 compared to the first nine months of 2016 (Nine Months Over Nine Months).

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform through our marketplace’s role in facilitating the origination of loans by our issuing bank partners. The amount of these fees is based upon the terms of the loan, including grade, rate, term and other factors. As of September 30, 2017, these fees ranged from 1% to 7% of the initial principal amount of a loan. In addition, for education and patient finance loans, we also collect fees earned from issuing banks and education and patient service providers. With respect to loans for which WebBank acts as the issuing bank, we record transaction fee revenue net of program fees paid to WebBank.

In October 2017, we recognized approximately $6.1 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the third quarter of 2017. In

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

October 2016, we recognized approximately $3.9 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the third quarter of 2016.

Quarter Over Quarter: Transaction fees were $121.9 million and $100.8 million for the third quarters of 2017 and 2016, respectively, an increase of 21%. The increase was primarily due to higher origination volume in the third quarter of 2017 compared to the third quarter of 2016.

Sequential: Transaction fees were $121.9 million and $107.3 million for the third and second quarters of 2017, respectively, an increase of 14%. The increase was primarily due to higher origination volume in the third quarter of 2017 compared to the second quarter of 2017.

Nine Months Over Nine Months: Transaction fees were $327.9 million and $321.9 million for the first nine months of 2017 and 2016, respectively, an increase of 2%. The increase was primarily due to higher average transaction fees in the first nine months of 2017 compared to the first nine months of 2016. The average transaction fee as a percentage of the initial principal balance of the loan was 5.0% and 4.8% for the first nine months of 2017 and 2016, respectively. In March 2016, we increased the transaction fee that we earn from WebBank for certain prime and near-prime C through G graded loans from 5% to 6%, B graded loans from 4% to 5%, and A graded loans by approximately 1% at each subgrade level for grades A2 to A5.

Investor Fees

The table below illustrates the composition of investor fees by investment channel for each period presented:

	Three Months Ended			Change (%)
	September 30, 2017	June 30, 2017	September 30, 2016	Q3 2017 vs Q3 2016	Q3 2017 vs Q2 2017
Investor fees – whole loans sold	$12,292	$12,216	$11,277	9%	1%
Investor fees – notes, certificates, and self-directed accounts	7,986	7,783	6,654	20%	3%
Investor fees – Funds and separately managed accounts (1)	221	1,117	546	(60)%	(80)%
Total investor fees	$20,499	$21,116	$18,477	11%	(3)%

			Nine Months Ended September 30,
			2017	2016	Change (%)
Investor fees – whole loans sold			$36,718	$29,807	23%
Investor fees – notes, certificates, and self-directed accounts			23,581	19,428	21%
Investor fees – Funds and separately managed accounts (1)			2,496	4,385	(43)%
Total investor fees			$62,795	$53,620	17%

(1)	Funds are the private funds for which LCAM or its subsidiaries act as general partner.

For each investment channel, the Company receives fees to compensate us for the costs we incur in servicing the related loan, including managing payments from borrowers, collections, payments to investors, maintaining investors’ account portfolios, and providing information and issuing monthly statements. Additionally, the investor

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

fees earned from the funds and separately managed accounts compensate us for the management and advisory services we provide related to the investment portfolios of these investors. The amount of investor fee revenue earned is predominantly affected by the various servicing rates paid by whole loan, note, self-directed investors, and certain certificate investors, the outstanding principal balance of whole loans and loans underlying notes and certificates serviced, and the amount of principal and interest collected from borrowers and remitted to whole loan, note, self-directed, and certain certificate investors.

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

Investor fees – whole loans sold: Investor fee revenue related to the servicing of whole loans sold was $12.3 million and $11.3 million for the third quarters of 2017 and 2016, respectively, an increase of 9%. The increase in revenue was due to a higher balance of whole loans serviced and increase in collection fees in the third quarter of 2017 compared to the third quarter of 2016, partially offset by a change in the fair value of servicing rights. Investor fee revenue related to the servicing of whole loans sold was $12.3 million and $12.2 million for the third and second quarters of 2017, respectively.

Investor fee revenue related to the servicing of whole loans sold was $36.7 million and $29.8 million for the nine months ended 2017 and 2016, respectively, an increase of 23%. The increase in revenue was due to a higher balance of whole loans serviced and increase in collection fees in the first nine months of 2017 compared to the first nine months of 2016, partially offset by a change in the fair value of servicing rights.

Investor fees – notes, certificates, and self-directed: Investor fee revenue related to the servicing of loans underlying notes, certificates, and self-directed accounts was $8.0 million and $6.7 million for the third quarters of 2017 and 2016, respectively, an increase of 20%. The increase in revenue was due to an increase in the principal and interest payments processed on loans underlying notes, an increase in collection fees and an increase in self-directed fees in the third quarter of 2017 compared to the third quarter of 2016. Investor fee revenue related to the servicing of loans underlying notes, certificates, and self-directed accounts was $8.0 million and $7.8 million for the third and second quarters of 2017, respectively.

Investor fee revenue related to the servicing of loans underlying notes, certificates, and self-directed accounts was $23.6 million and $19.4 million for the first nine months of 2017 and 2016, respectively, an increase of 21%. The increase in revenue was due to an increase in the principal and interest payments processed on loans underlying notes, an increase in collection fees and an increase in self-directed fees in the first nine months of 2017 compared to the first nine months of 2016.

Investor fees – Funds and separately managed accounts: Investor fee revenue related to the funds and separately managed accounts was $0.2 million and $0.5 million for the third quarters of 2017 and 2016, respectively, a decrease of 60%. This decrease was primarily due to a 44% decrease in the average assets underlying the funds. Investor fee revenue related to the funds and separately managed accounts was $0.2 million and $1.1 million for the third and second quarters of 2017, respectively.

In July 2016, certain of the private funds ceased accepting contributions and limited existing investors’ ability to make redemption requests, pursuant to the terms of the respective limited partnership agreements. In July 2017, certain of the funds announced plans for dissolution. We currently anticipate that the assets under management associated with the funds will continue to decrease as a result of the dissolution of certain funds. This reduction will negatively affect investor fee revenue related to the funds. However, we anticipate this reduction to be partially

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

offset by investor fee revenue the Company expects to generate in connection with two new funds launched in September 2017. See “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Subsequent Events” for further information on the dissolution of certain funds in October 2017.

Investor fee revenue related to the funds and separately managed accounts was $2.5 million and $4.4 million in the first nine months of 2017 and 2016, respectively, a decrease of 43%. This decrease was primarily due to a 39% decrease in the average assets underlying the funds as a result of the redemption requests and fund dissolutions discussed above.

Other Revenue (Expense)

Other revenue (expense) generally consists of gains and losses on sales of whole loans (including in connection with the consummation of Company-sponsored securitization transactions), fair value adjustments on loans, notes and certificates, and referral revenue. In connection with whole loan sales, in addition to investor fees earned with respect to the corresponding loan, we recognize a gain or loss on the sale of that loan based on the degree to which the contractual loan servicing fee charged with respect to the loans following the sale is above or below an estimated market rate loan servicing fee. Referral revenue consists of fees earned from third-party companies when customers referred by us complete specified actions with such third-party companies.

As we expand the use of our own capital to invest in loans for strategic business purposes, such as Company-sponsored securitization transactions, we expect the net negative fair value adjustments on loans to increase, as such loans’ fair value adjustments will not be offset by fair value adjustments on notes or certificates. However, the Company expects fair value adjustments to be offset by the interest income earned from holding such loans.

The table below illustrates the composition of other revenue for each period presented:

	Three Months Ended			Change (%)
	September 30, 2017	June 30, 2017	September 30, 2016	Q3 2017 vs Q3 2016	Q3 2017 vs Q2 2017
Gain (loss) on sales of loans (1)	$6,680	$4,445	$(11,519)	158%	50%
Referral revenue	1,318	1,637	1,548	(15)%	(19)%
Net fair value adjustments on Loans, Notes and Certificates	(7,775)	(2,171)	(477)	N/M	N/M
Other	(448)	312	3,290	114%	N/M
Other revenue (expense) (2)	$(225)	$4,223	$(7,158)	97%	(105)%

			Nine Months Ended September 30,
			2017	2016	Change (%)
Gain (loss) on sales of loans (1)			$13,017	$(17,267)	175%
Referral revenue			4,361	4,590	(5)%
Net fair value adjustments on Loans, Notes and Certificates			(11,363)	(1,684)	N/M
Other			204	3,396	(94)%
Other revenue (expense) (2)			$6,219	$(10,965)	157%

N/M	Not meaningful.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

(1)	Presented net of credit support agreement expense in the third and second quarters of 2017 and first nine months of 2017.

(2)
Prior period amounts have been reclassified to conform to the current period presentation. See “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

Quarter Over Quarter: Other revenue (expense) was $(0.2) million and $(7.2) million for the third quarters of 2017 and 2016, respectively. The increase in revenue was due to an increase in the gain on sales of loans primarily resulting from $10.7 million of sales incentives provided to whole loan investors that reduced the gain on sales in the third quarter of 2016, and a higher volume of loans sold at higher servicing fee rates in the third quarter of 2017 compared to the third quarter of 2016. This increase in revenue for the third quarter of 2017 was partially offset by an increase in the net fair value adjustments in the third quarter of 2017 on loans invested in by the Company and the reimbursement of a whole loan investor pursuant to a credit support agreement in the third quarter of 2017.

Sequential: Other revenue (expense) was $(0.2) million and $4.2 million for the third and second quarters of 2017, respectively. The decrease in revenue was primarily due to an increase in the net fair value adjustments on loans, notes and certificates, partially offset by an increase in the gain on sales of loans.

Nine Months Over Nine Months: Other revenue (expense) was $6.2 million and $(11.0) million for the first nine months of 2017 and 2016, respectively. The increase in revenue was due to an increase in the gain on sales of loans primarily resulting from $24.7 million of sales incentives provided to whole loan investors that reduced the gain on sales in the second and third quarters of 2016 and a higher volume of loans sold at higher servicing fee rates in the first nine months of 2017 compared to the first nine months of 2016. The increase was partially offset by reimbursements to a whole loan investor pursuant to a credit support agreement in the first nine months of 2017, as described above, and an increase in the net fair value adjustments on loans in the first nine months of 2017 compared to the first nine months of 2016.

Net Interest Income (Expense)

We do not assume principal or interest rate risk on loans facilitated through our marketplace that are funded by notes and certificates because loan balances, interest rates and maturities are matched and offset by an equal balance of notes or certificates with the exact same interest rates and maturities. The interest expense related to the notes and certificates is completely offset with interest income on the associated loans on our statement of operations. Interest income on loans not funded by a note or certificate is recorded in the Condensed Consolidated Statement of Operations without corresponding interest expense. We expect net interest income to increase as we expand the use of our capital for strategic business purposes, such as investing in and holding loans on balance sheet for future Company-sponsored securitization transactions and whole loan sales.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Additionally, interest income includes interest income earned on cash and cash equivalents and our securities available for sale portfolio. Our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. The following tables provide additional detail related to net interest income (expense):

	Three Months Ended			Change (%)
	September 30, 2017	June 30, 2017	September 30, 2016	Q3 2017 vs Q3 2016	Q3 2017 vs Q2 2017
Interest income:
Loans and loans held for sale	$149,731	$155,545	$170,627	(12)%	(4)%
Securities available for sale	1,129	1,008	810	39%	12%
Cash and cash equivalents	672	707	431	56%	(5)%
Total interest income	151,532	157,260	171,868	(12)%	(4)%
Interest expense:
Notes and certificates	(139,681)	(150,340)	(169,444)	(18%)	(7)%
Total interest expense	(139,681)	(150,340)	(169,444)	(18%)	(7)%
Net interest income	$11,851	$6,920	$2,424	N/M	71%
Average outstanding balances:
Loans	$3,794,749	$4,127,408	$4,728,934	(20)%	(8)%
Loans held for sale	$220,011	$67,722	$—	N/M	N/M
Loans invested in by the Company	$208,137	$85,860	$34,588	N/M	142%
Notes and certificates	$3,832,118	$4,138,136	$4,720,781	(19)%	(7)%

			Nine Months Ended September 30,
			2017	2016	Change (%)
Interest income:
Loans and loans held for sale			$464,764	$525,723	(12)%
Securities available for sale			3,077	2,302	34%
Cash and cash equivalents			1,947	1,407	38%
Total interest income			469,788	529,432	(11)%
Interest expense:
Notes and certificates			(448,628)	(523,723)	(14%)
Total interest expense			(448,628)	(523,723)	(14%)
Net interest income			$21,160	$5,709	N/M
Average outstanding balances:
Loans			$4,105,073	$4,791,999	(14)%
Loans held for sale			$98,619	$—	N/M
Loans invested in by the Company			$106,432	$24,015	N/M
Notes and certificates			$4,127,022	$4,794,868	(14)%
N/M Not meaningful.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Quarter Over Quarter: Interest income from loans and loans held for sale was $149.7 million and $170.6 million for the third quarters of 2017 and 2016, respectively. The decrease in interest income on loans was primarily due to a decrease in the average outstanding balance of loans, driven by a larger portion of loans originated being sold to whole loan investors.

Interest expense for notes and certificates was $139.7 million and $169.4 million for the third quarters of 2017 and 2016, respectively. The decrease in interest expense was primarily due to a decrease in the average outstanding balances of notes and certificates, driven by a larger portion of loans originated being sold to whole loan investors.

Net interest income was $11.9 million and $2.4 million for the third quarters of 2017 and 2016, respectively. The increase in net interest income was primarily due to the increase in the average outstanding balances of loans held on the Company’s balance sheet during the third quarter of 2017 to support Company-sponsored securitization transactions and whole loan sales. Such loans did not have a corresponding note or certificate on the Company’s balance sheet.

Sequential: Interest income from loans and loans held for sale was $149.7 million and $155.5 million for the third and second quarters of 2017, respectively. The decrease in interest income on loans was primarily due to a decrease in the average outstanding balance of loans, driven by a larger portion of loans originated being sold to whole loan investors.

Interest expense for notes and certificates was $139.7 million and $150.3 million for the third and second quarters of 2017, respectively. The decrease in interest expense was primarily due to a decrease in the average outstanding balances of notes and certificates, driven by a larger portion of loans originated being sold to whole loan investors.

Net interest income was $11.9 million and $6.9 million for the third and second quarters of 2017, respectively. The increase in net interest income was primarily due to the increase in the average outstanding balances of loans held on the Company’s balance sheet during the third quarter of 2017 to support Company-sponsored securitization transactions and whole loan sales, as discussed above.

Nine Months Over Nine Months: Interest income from loans and loans held for sale was $464.8 million and $525.7 million for the first nine months of 2017 and 2016, respectively. The decrease in interest income on loans was primarily due to a decrease in the average outstanding balance of loans, driven by a larger portion of loans originated in the first nine months of 2017 being sold to whole loan investors.

Interest expense for notes and certificates was $448.6 million and $523.7 million for the first nine months of 2017 and 2016, respectively. The decrease in interest expense was primarily due to a decrease in the average outstanding balances of notes and certificates, driven by a larger portion of loans originated in the first nine months of 2017 being sold to whole loan investors.

Net interest income was $21.2 million and $5.7 million for the first nine months of 2017 and 2016, respectively. The increase in net interest income was primarily due to the increase in the average outstanding balances of loans held on the Company’s balance sheet during the second and third quarters of 2017 to support Company-sponsored securitization transactions and whole loan sales, as discussed above.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Sales and Marketing: Sales and marketing expense consists primarily of borrower and investor acquisition efforts including costs attributable to marketing and selling the loans facilitated through the platform we operate. This includes costs of building general brand awareness, and salaries, benefits and stock-based compensation expense related to our sales and marketing team.

Origination and Servicing: Origination and servicing expense consists of salaries, benefits and stock-based compensation expense and vendor costs attributable to activities that most directly relate to facilitating the origination of loans and servicing loans for borrowers and investors. These costs relate to the credit, collections, customer support and payment processing teams and related vendors.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended			Change (%)
	September 30, 2017	June 30, 2017	September 30, 2016	Q3 2017 vs Q3 2016	Q3 2017 vs Q2 2017
Sales and marketing	$59,570	$55,582	$44,901	33%	7%
Origination and servicing	21,321	21,274	16,332	31%	—%
Engineering and product development	32,860	35,718	29,428	12%	(8)%
Other general and administrative	46,925	52,495	58,940	(20)%	(11)%
Goodwill impairment	—	—	1,650	(100)%	—%
Total operating expenses	$160,676	$165,069	$151,251	6%	(3)%

			Nine Months Ended September 30,
			2017	2016	Change (%)
Sales and marketing			$169,735	$161,213	5%
Origination and servicing			63,044	56,464	12%
Engineering and product development			104,338	82,835	26%
Other general and administrative			142,994	150,432	(5)%
Goodwill impairment			—	37,050	(100)%
Total operating expenses			$480,111	$487,994	(2)%

N/M	Not meaningful.

Sales and marketing: Sales and marketing expense was $59.6 million and $44.9 million for the third quarters of 2017 and 2016, respectively, an increase of 33%. The increase was primarily due to a $15.6 million increase in variable marketing expenses. Sales and marketing expense as a percent of loan originations was 2.4% in the third quarter of 2017 compared to 2.3% in the third quarter of 2016. A portion of this increase is attributable to credit and pricing changes designed to optimize investor returns as well as LendingClub revenue.

On a sequential basis, sales and marketing expense was $59.6 million and $55.6 million for the third and second quarters of 2017, respectively, an increase of 7%. The increase was primarily due to a $5.9 million increase in variable marketing expenses, partially offset by a $1.6 million decrease in personnel-related costs. As a percent of originations, sales and marketing expense was 2.4% in the third quarter of 2017 compared to 2.6% in the second quarter of 2017.

Sales and marketing expense was $169.7 million and $161.2 million for the first nine months of 2017 and 2016, respectively, an increase of 5%. The increase was primarily due to a $12.3 million increase in variable marketing expenses, partially offset by a $2.6 million decrease in non-recurring advisory fees. Sales and marketing expense as a percent of loan originations was 2.6% in the first nine months of 2017 compared to 2.4% in the first nine months of 2016.

Origination and servicing: Origination and servicing expense was $21.3 million and $16.3 million for the third quarters of 2017 and 2016, respectively, an increase of 31%. The increase was primarily due to a $2.4 million increase in personnel-related expenses associated with higher headcount levels and a $2.3 million increase in loan processing costs driven by higher loan originations.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

On a sequential basis, origination and servicing expense remained relatively flat at $21.3 million for both the third and second quarters of 2017.

Origination and servicing expense was $63.0 million and $56.5 million for the first nine months of 2017 and 2016, respectively, an increase of 12%. The increase was primarily due to a $5.1 million increase in personnel-related expenses associated with higher headcount levels and a $1.2 million increase in loan processing costs.

Engineering and product development: Engineering and product development expense was $32.9 million and $29.4 million for the third quarters of 2017 and 2016, respectively, an increase of 12%. The increase was primarily driven by continued investment in technology and platform improvements that are focused on enhancing our credit decisioning capabilities, internal testing environment and cloud infrastructure, which included a $6.0 million increase in equipment, software and depreciation expense, partially offset by a $2.4 million decrease in personnel-related expenses primarily associated with retention costs.

We capitalized $11.1 million and $9.8 million in software development costs in the third quarters of 2017 and 2016, respectively.

On a sequential basis, engineering and product development expense was $32.9 million and $35.7 million for the third and second quarters of 2017, respectively, a decrease of 8%. The decrease was primarily due to a $3.4 million decrease in personnel-related expenses, including retention costs.

Engineering and product development expense was $104.3 million and $82.8 million for the first nine months of 2017 and 2016, respectively, an increase of 26%. The increase was primarily driven by a $6.5 million increase in personnel-related expenses associated with higher headcount levels and a $14.6 million increase in equipment, software and depreciation expense.

We capitalized $35.0 million and $29.9 million in software development costs in the first nine months of 2017 and 2016, respectively.

Other general and administrative expense: Other general and administrative expense was $46.9 million and $58.9 million for the third quarters of 2017 and 2016, respectively, a decrease of 20%. The decrease was primarily due to a decrease of $2.8 million in professional services related to legal, audit, communications, and advisory fees and a $7.1 million insurance reimbursement for certain legal expenses incurred as a result of the Company’s board review and related governmental and regulatory inquiries in the third quarter of 2017.

On a sequential basis, other general and administrative expense was $46.9 million and $52.5 million for the third and second quarters of 2017, respectively, a decrease of 11%. The decrease was primarily due to a $7.1 million insurance reimbursement for certain legal expenses incurred as a result of the Company’s board review and related governmental and regulatory inquiries in the third quarter of 2017 and a $3.2 million decrease in personnel-related expenses primarily due to retention costs, partially offset by a $2.7 million increase in professional services related to legal, audit, communications, and advisory fees and a $2.4 million insurance reimbursement in the second quarter of 2017.

Other general and administrative expense was $143.0 million and $150.4 million for the first nine months of 2017 and 2016, respectively, a decrease of 5%. The decrease was primarily due to a $19.2 million insurance reimbursement for certain legal expenses incurred as a result of the Company’s board review and related governmental and regulatory inquiries, partially offset by an increase of $9.9 million in personnel-related expenses associated with higher headcount levels.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Goodwill Impairment

The Company has one reporting unit for goodwill impairment testing purposes, the patient and education finance (PEF) reporting unit. We performed a quantitative annual test for impairment as of April 1, 2017, for which the estimated fair value of the PEF reporting unit substantially exceeded its carrying value. There was no goodwill impairment charge recorded for the third quarter or first nine months of 2017. The Company recorded a goodwill impairment charge of $1.7 million and $37.1 million for the third quarter and first nine months of 2016, respectively, as related to the PEF reporting unit.

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

Contribution and Contribution Margin

Contribution is a non-GAAP financial measure that is calculated as net revenue less “sales and marketing” and “origination and servicing” expenses on the Company’s Statement of Operations, adjusted to exclude non-cash stock-based compensation expense within these captions and (income) loss attributable to noncontrolling interests. These costs represent the costs that are most directly related to generating such revenue. Contribution Margin is a non-GAAP financial measure calculated by dividing Contribution by total net revenue.

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

The following table shows the calculation of contribution and contribution margin:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total net revenue	$154,030	$139,573	$114,556	$418,085	$370,290
Less: Sales and marketing expense	59,570	55,582	44,901	169,735	161,213
Less: Origination and servicing expense	21,321	21,274	16,332	63,044	56,464
Total direct expenses	$80,891	$76,856	$61,233	$232,779	$217,677
Add: Stock-based compensation (1)	2,640	3,321	2,712	9,676	7,738
Add: (Income) loss attributable to noncontrolling interest	129	(10)	—	119	—
Contribution (2)	$75,908	$66,028	$56,035	$195,101	$160,351
Contribution margin (2)	49.3%	47.3%	48.9%	46.7%	43.3%

(1)	Contribution excludes stock-based compensation expense included in the sales and marketing and origination and servicing expense categories.

(2)
Beginning in the first quarter of 2017, contribution includes net interest revenue to capture the full spectrum of revenue we expect to generate. Beginning in the third quarter of 2017, contribution excludes (income) loss attributable to noncontrolling interests. Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of net income (loss) to contribution for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Consolidated net loss	$(6,659)	$(25,444)	$(36,486)	$(61,947)	$(113,700)
Engineering and product development expense	32,860	35,718	29,428	104,338	82,835
Other general and administrative expense	46,925	52,495	58,940	142,994	150,432
Goodwill impairment	—	—	1,650	—	37,050
Stock-based compensation expense(1)	2,640	3,321	2,712	9,676	7,738
Income tax expense (benefit)	13	(52)	(209)	(79)	(4,004)
(Income) loss attributable to noncontrolling interest	129	(10)	—	119	—
Contribution (2)	$75,908	$66,028	$56,035	$195,101	$160,351
Total net revenue	$154,030	$139,573	$114,556	$418,085	$370,290
Contribution margin (2)	49.3%	47.3%	48.9%	46.7%	43.3%

(1)	Contribution excludes stock-based compensation expense included in the sales and marketing and origination and servicing expense categories.

(2)
Beginning in the first quarter of 2017, contribution includes net interest revenue to capture the full spectrum of revenue we expect to generate. Beginning in the third quarter of 2017, contribution excludes (income) loss attributable to noncontrolling interests. Prior period amounts have been reclassified to conform to the current period presentation.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) before (1) depreciation and amortization expense, (2) stock-based compensation expense, (3) income tax (benefit) expense, (4) acquisition related expenses, (5) goodwill impairments and (6) (income) loss attributable to noncontrolling interests. Adjusted EBITDA margin is a non-GAAP financial measure calculated by dividing adjusted EBITDA by total net revenue.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Consolidated net loss	$(6,659)	$(25,444)	$(36,486)	$(61,947)	$(113,700)
Acquisition and related expense	—	56	294	349	880
Depreciation expense:
Engineering and product development	9,026	8,483	5,362	25,303	14,772
Other general and administrative	1,246	1,305	1,104	3,849	3,003
Amortization of intangible assets	1,034	1,057	1,163	3,253	3,599
Goodwill impairment	—	—	1,650	—	37,050
Stock-based compensation expense	16,106	19,088	17,922	54,692	46,390
Income tax expense (benefit)	13	(52)	(209)	(79)	(4,004)
(Income) loss attributable to noncontrolling interest	129	(10)	—	119	—
Adjusted EBITDA (1)	$20,895	$4,483	$(9,200)	$25,539	$(12,010)
Total net revenue	$154,030	$139,573	$114,556	$418,085	$370,290
Adjusted EBITDA margin (1)	13.6%	3.2%	(8.0)%	6.1%	(3.2)%

(1)
Beginning in the first quarter of 2017, adjusted EBITDA includes net interest revenue to capture the full spectrum of revenue we expect to generate. Beginning in the third quarter of 2017, adjusted EBITDA excludes (income) loss attributable to noncontrolling interests. Prior period amounts have been adjusted to conform to the current period presentation.

Operating expenses include the following amounts of stock-based compensation for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Sales and marketing	$1,591	$1,967	$1,699	$5,857	$5,016
Origination and servicing	1,049	1,354	1,013	3,819	2,722
Engineering and product development	4,640	5,773	4,931	17,001	13,134
Other general and administrative	8,826	9,994	10,279	28,015	25,518
Total stock-based compensation expense	$16,106	$19,088	$17,922	$54,692	$46,390

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

The following table presents a reconciliation of investor fees to investor fees before change in fair value of servicing assets and liabilities:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Investor fees	$20,499	$21,116	$18,477	$62,795	$53,620
Change in fair value of servicing assets and liabilities	6,462	4,436	1,703	14,136	4,065
Investor fees before change in fair value of servicing assets and liabilities	$26,961	$25,552	$20,180	$76,931	$57,685

Investments by Investment Channel and Investor Concentration

The following table shows the percentage of loan origination volume funded by investment channel for the periods presented:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Originations by Investor Type:
Managed accounts	24%	31%	33%	43%	55%
Self-directed	10%	13%	15%	13%	14%
Banks	42%	44%	40%	31%	13%
LendingClub (1)	9%	—%	—%	—%	—%
Other institutional investors	15%	12%	12%	13%	18%
Total	100%	100%	100%	100%	100%

(1)
Beginning in the third quarter of 2017, the Company introduced “LendingClub” as a new line item presented to separately show the percentage of loan originations funded by the Company, as discussed in “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Loans, Loans Held for Sale, Notes and Certificates and Loan Servicing Rights.”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Managed accounts include the private funds managed by LCAM, dedicated third-party funds and separately managed accounts. Self-directed investors include our self-directed retail investor base. Banks are deposit taking institutions, while other institutional investors include asset managers, insurance companies, hedge funds and other large non-bank investors.

The following table provides the percentage of loans invested in by the ten largest external investors during each of the previous five quarters (by dollars invested):

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Percentage of loans invested in by ten largest investors	61%	59%	61%	68%	72%

For the quarter ended September 30, 2017, no single investor accounted for more than 14% of the loans invested in through our marketplace. The composition of the top ten investors may vary from period to period. In addition to these investors, private funds associated with LCAM and publicly issued member payment dependent notes accounted for approximately 1% and 10%, respectively, of investment capital provided through our marketplace during the period.

For the quarter ended September 30, 2016, no single investor accounted for more than 26% of the loans invested in through our marketplace. In addition to these investors, private funds associated with LCAM and publicly issued member payment dependent notes accounted for approximately 2% and 15%, respectively, of investment capital provided through our marketplace during the period.

Effectiveness of Scoring Models

Our ability to attract borrowers and investors to our marketplace is significantly dependent on our platform’s ability to effectively evaluate a borrower’s credit profile and likelihood of default.

Our marketplace platform’s credit decisioning and scoring models are evaluated on a regular basis and the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate are leveraged to continually improve the models. We believe we have a history of effectively evaluating borrower’s creditworthiness and likelihood of default, as evidenced by the performance of various loan vintages facilitated through our marketplace. If our marketplace’s credit decisioning and scoring models ultimately prove to be ineffective, or fail to appropriately account for a decline in the macroeconomic environment, investors may experience higher than expected losses and lose confidence in our business.

In September 2017, we implemented our fifth-generation credit model (G5) designed to assess and differentiate risk of the applications for the standard and custom personal loan programs on the platform. The model was built using more recent data and leverages a number of custom attributes developed by LendingClub. We worked with our primary issuing bank partner to modify credit and pricing policies, leveraging insights on current market conditions and recent vintage performance.

The charts provided below display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through September 30, 2017, by booking year, for all grades and 36 or 60 month terms of standard program loans for each of the years shown. For the third quarter of 2017, standard program loans accounted for approximately 73% of all loan origination volume.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan Portfolio Information and Credit Metrics

We classify the loans held on our balance sheet into three major loan products: standard program personal loans, custom program personal loans and other loans. The majority of the loans facilitated through our platform and

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

retained on our balance sheet are standard program personal loans that represent loans made to prime borrowers that are publicly available to note investors and through certificates to private investors. Custom program personal loans include all other personal loans that are not eligible for our standard program and are available only to private investors. Other loans is comprised of education and patient finance loans, small business loans, small business lines of credit, and auto refinance loans. The loans held on our balance sheet are financed by notes issued by us, certificates issued by the Trust, or loans invested in directly by us.

Fair Value and Delinquencies

With respect to the loans on our balance sheet, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	September 30, 2017			December 31, 2016
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)
Personal loans - standard program	$3,697.8	94.5%	3.4%	$4,290.4	94.6%	3.2%
Personal loans - custom program	160.7	92.4	6.7	267.4	91.4	5.6
Other loans (1)	38.8	96.0	3.1	17.2	96.8	2.8
Total (3)	$3,897.3	94.4%	3.5%	$4,575.0	94.5%	3.3%
(1) Components of other loans are less than 10% of the outstanding principal balance presented individually.
(2) Expressed as a percent of outstanding principal balance.
(3) Includes loans invested in by the Company for which there were no associated notes or certificates, as summarized in the table below.

Declines in the fair value of loans as a percent of outstanding principal balance from December 31, 2016 to September 30, 2017 were primarily due to increases in the yields required by investors to purchase our loans, notes and certificates, and an increase in expected credit losses and prepayments.

With respect to loans invested in directly by the Company for which there were no associated notes or certificates, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	September 30, 2017			December 31, 2016
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)
Personal loans - standard program	$140.7	96.1%	0.6%	$20.3	92.7%	4.3%
Personal loans - custom program	19.0	97.1	4.7	2.9	89.9	17.6
Other loans (1)	34.5	96.0	2.8	4.7	96.2	3.7
Total	$194.2	96.2%	1.4%	$27.9	93.0%	5.6%
(1) Components of other loans are less than 10% of the outstanding principal balance presented individually.
(2) Expressed as a percent of outstanding principal balance.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Increases in the fair value of loans as a percent of outstanding principal balance from December 31, 2016 to September 30, 2017 were primarily due to changes in the type, payment status and average age of the loans invested in by the Company.

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

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last five quarters are as follows:

Total Platform (1)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Personal Loans - Standard Program:
Annualized net charge-off rate	7.6%	8.1%	8.5%	8.0%	6.1%
Weighted average age in months	12.9	12.9	12.5	12.0	11.3

Personal Loans - Custom Program:
Annualized net charge-off rate	13.5%	14.1%	15.7%	14.6%	11.0%
Weighted average age in months	10.5	10.5	10.5	9.8	9.1

Loans retained on balance sheet	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Personal Loans - Standard Program:
Annualized net charge-off rate	9.9%	10.2%	10.9%	10.4%	8.2%
Weighted average age in months	15.2	14.9	14.2	13.5	12.9

Personal Loans - Custom Program:
Annualized net charge-off rate	17.4%	15.5%	19.6%	19.1%	14.0%
Weighted average age in months	17.3	15.7	14.3	12.4	10.9

(1)
Total platform comprises all loans facilitated through the marketplace, including whole loans sold and loans financed by notes and certificates, but excluding other loans described in “Loan Portfolio Information and Credit Metrics.”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The decrease in the annualized net charge-off rates in the third quarter of 2017 compared to the second quarter of 2017 reflects the effect of lower observed actual charge-offs in the third quarter of 2017. In the third quarter of 2017, we observed lower delinquencies and charge-offs in both the standard and custom personal loans programs. These declines were driven by a decrease in the annualized net charge-off rate in the third quarter of 2017 compared to the second quarter of 2017, as well as an increase in recovery rates for charged-off loans in the third quarter of 2017. These changes were a result of a combination of factors:

•
The effect of credit tightening implemented in 2016 and early 2017. As the fourth quarter 2016 and first quarter 2017 vintages are beginning to season we are seeing improved loss performance vintage-over-vintage compared to the second and third quarter 2016 cohorts as a result of the tighter credit criteria.

•	The benefits from investments made in servicing of delinquent loans, including increased staffing and improved technology infrastructure.

•	An increase in recovery rates as sales prices of charged-off debt have trended back up.

•	The effect of seasonality in delinquencies.

We generally expect charge-off rates to increase with loan age, as new loans generally have fewer credit losses than seasoned loans. However, net annualized charge-off rates declined in the third quarter of 2017 despite the average age of the loans remaining flat. Prior to 2016, our loan portfolios grew significantly as the volume of loans facilitated increased. As a result, the average age of the portfolio, and with it the average charge-off rate, stayed low during these prior periods. In 2016, loan originations grew at a slower rate, causing the average loan age to increase resulting in an increase in the aggregate annualized charge-off rate. See “Current Economic and Business Environment” for further discussion regarding how we responded to these observations and credit performance by implementing changes to the credit model, increasing interest rates and supplementing collections efforts.

The annualized net charge-off rates for standard program loans are higher for loans retained on our balance sheet compared to loans reflected at the total platform level for each quarter because of, among other reasons, a difference in grade distribution for the two portfolios. The proportion of grade A and B loans is approximately 30% of the retained loan portfolio compared to approximately 41% for the total platform level as of September 30, 2017. This difference in loan grade distribution results in higher net charge-off rates for the loans on the balance sheet, as grade A and B loans have lower expected and actual credit losses.

Regulatory Environment

As a result of the internal board review and resignation of our former CEO, we have received inquiries from governmental entities, and we continue to cooperate fully with such governmental entities. Responding to inquiries of this nature is costly and time consuming, can generate negative publicity, and could have a material and adverse effect on our business. See “Part I – Financial Information – Item 1 – Financial Statements – Note 15. Commitments and Contingencies” for further discussion regarding these inquiries.

In addition, there has been (and may continue to be) other litigation challenging lending arrangements where a bank or other third-party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination and servicing of a loan. In January 2017, the Colorado Administrator of the Uniform Consumer Credit Code filed suit against Avant, Inc., an online consumer loan platform. The Administrator asserts that loans to Colorado residents facilitated through the Avant platform were required to comply with Colorado laws regarding interest rates and fees, and that those laws were not preempted by federal laws that apply to loans originated WebBank, the federally regulated issuing bank who originates loans through Avant’s platform, as well as through our platform. In March 2017, WebBank filed its own lawsuit in federal district court for the District of Colorado seeking declaratory relief that loans originated by WebBank are “valid when made” and are subject to federal requirements that pre-empt Colorado state requirements. No assurance can be given as to the timing or outcome of

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

these matters. However, these matters could potentially impact the Company’s business, including the maximum interest rates and fees that can be charged and application of certain consumer protection statutes.

Liquidity and Capital Resources

Liquidity

The following table sets forth certain cash flow information for the periods presented:

	Nine Months Ended September 30,
Condensed Cash Flow Information:	2017	2016
Net cash used for operating activities	$(160,828)	$(7,746)

Cash flow related to loan investing activities (1)	492,600	(252,740)
Cash flow related to all other investing activities	66,813	(88,154)
Net cash provided by (used for) investing activities	559,413	(340,894)

Cash flow related to note/certificate and secured borrowings financing (1)	(507,592)	244,096
Cash flow (used for) provided by all other financing activities	(22,214)	1,780
Net cash (used for) provided by financing activities	(529,806)	245,876
Net decrease in cash and cash equivalents	$(131,221)	$(102,764)

(1)
Cash flow related to loan investing activities includes the purchase of loans and repayment of loans facilitated through our marketplace. Cash flow related to note/certificate and secured borrowings financing activities includes the issuance of notes and certificates to investors and the repayment of those notes and certificates. These amounts generally correspond to and offset each other.

Our short-term liquidity needs generally relate to our working capital requirements. These liquidity needs are generally met through cash generated from the operations of facilitating loan originations. If we experience a pause in investor capital on our platform, cash generated from facilitating loan originations could decline, in which case we may need to use our cash and cash equivalents on hand, which was $384.4 million at September 30, 2017, to meet our working capital needs. Additionally, we had $219.3 million of available for sale securities at September 30, 2017. The consolidated net loss during the first nine months of 2017, along with the purchase of loans the Company sold and intends to sell, and the payment of the 2016 corporate cash bonus in February 2017, resulted in negative operating cash flows for the first nine months of 2017.

Additionally, given the payment dependent structure of the notes and certificates, principal and interest payments on notes and certificates are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity. During the first nine months of 2017, we purchased a total of $777.1 million of loans through the platform using our own capital to support Company-sponsored securitization initiatives and fulfill contractual purchase obligations. The outstanding principal balance of loans in which we remained invested in as of September 30, 2017 amounted to $194.2 million.

Cash and cash equivalents are primarily held in institutional money market funds, interest-bearing deposit accounts at investment grade financial institutions, certificates of deposit, and commercial paper. Cash and cash equivalents were $384.4 million and $515.6 million as of September 30, 2017 and December 31, 2016, respectively. Changes in the balance of cash and cash equivalents are generally a result of purchases of loans to support securitization initiatives, timing related to working capital requirements or investments in or out of our securities available for sale portfolio, and changes in restricted cash and other investments.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Restricted cash consists primarily of bank deposit accounts and money market funds that are: (i) pledged to, or held in escrow at correspondent banks as security for transactions processed on or related to our platform or activities by certain investors; (ii) pledged through a credit support agreement with a certificate holder; (iii) received from investors but not yet been applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds; or (iv) as of December 31, 2016, held in a Rabbi Trust through a grantor trust agreement to satisfy obligations to partnerships under the 2016 Cash Retention Bonus Plan. Restricted cash was $182.8 million and $177.8 million at September 30, 2017 and December 31, 2016, respectively. The increase in restricted cash is primarily attributable to an increase in cash received from investors that has not yet been applied to their accounts.

We invest in securities classified as available for sale. The fair value of securities available for sale as of September 30, 2017 and December 31, 2016 was $219.3 million and $287.1 million, respectively. At September 30, 2017, these securities included corporate debt securities, certificates of deposit, asset-backed securities, commercial paper, U.S. agency securities, U.S. Treasury securities, asset-backed securities related to Company-sponsored securitization transactions, and other securities. All securities, except for the subordinated residual certificates and the most subordinated class of notes issued in connection with the Company-sponsored securitization transactions discussed above in “Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6. Securitizations of Personal Whole Loans,” were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-“ or higher) and there were no significant unrealized losses. These securities provided $2.7 million of interest income for the first nine months of both 2017 and 2016. In October 2017, the Company sold approximately $120 million in securities available for sale.

Our available liquidity resources may also be provided by external sources. On December 17, 2015, we entered into a credit and guaranty agreement with several lenders for an aggregate $120.0 million secured revolving credit facility (Credit Facility). In connection with the credit agreement, we entered into a pledge and security agreement with Morgan Stanley Senior Funding, Inc., as collateral agent. Proceeds of loans made under the Credit Facility may be borrowed, repaid and reborrowed until December 17, 2020. Repayment of any outstanding proceeds are payable on December 17, 2020, but may be prepaid without penalty. We did not have any loans outstanding under the Credit Facility during the first nine months of 2017. Subsequent to September 30, 2017, we drew and repaid $5.0 million in short-term funding under the Credit Facility.

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

The Credit Facility and pledge and security agreement contain certain covenants applicable to us, including restrictions on the Company’s ability to pay dividends, incur indebtedness, pledge our assets, merge or consolidate, make investments, and enter into certain affiliate transactions. The Credit Facility required us to maintain a maximum total net leverage ratio (defined as the ratio of net debt to Adjusted EBITDA, on a consolidated basis for the four most recent Fiscal Quarter periods) of 4.00:1.00 initially, which decreases over the term of the Credit Facility to 3.00:1.00 on and after June 30, 2018 (on a consolidated basis). As of September 30, 2017, the total net leverage ratio, calculated as defined in the Credit Facility, was 0%.

On October 10, 2017, LendingClub Warehouse I LLC (Warehouse), a wholly-owned subsidiary of LendingClub, entered into a warehouse credit agreement (Credit Agreement) with certain lenders for an aggregate $250 million

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

secured revolving credit facility (Warehouse Credit Facility). In connection with the Credit Agreement, the Warehouse entered into a security agreement with a large commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. In October 2017, we drew $138.0 million in funding under the Warehouse Credit Facility.

As a general matter, loans that are facilitated through our marketplace are funded by the issuance of Notes to our retail investors and the issuance of certificates or whole loan sales to institutional investors without the use of the Company’s capital. However, to expand the Company’s investor base, the Company has recently developed capabilities to support securitization of loans. In the second and third quarters of 2017, the Company used its own capital to purchase loans to leverage this newly developed securitization capability and sponsored its first two securitizations. We intend to use more of our capital to purchase loans for future securitizations or loan sales. We also use our own capital to fulfill contractual purchase obligations for loans funded without a matched third-party investor, from time to time. Additionally, we may use our own capital to invest in loans to fulfill regulatory obligations, support short-term marketplace equilibrium, offer customer accommodations, or to test and establish a track record of performance for new or alternative loan terms, programs, or channels.

We believe based on our projections and ability to reduce loan volume if needed, that our cash on hand, funds available from our lines of credit, and our cash flow from operations is expected to be sufficient to meet our liquidity needs for the next twelve months.

Capital Resources

Net capital expenditures were $31.8 million, or 7.6% of total net revenue, and $39.0 million, or 10.5% of total net revenue, for the first nine months of 2017 and 2016, respectively. Capital expenditures generally consist of internally developed software, computer equipment, and construction in progress. Capital expenditures in 2017 are expected to be approximately $45.0 million, primarily related to costs associated with the continued development and support of our lending platform. In the future, we expect our capital expenditures to increase as we continue to enhance our platform to support the growth in our business.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, a total of $5.5 million and $4.7 million, respectively, in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026.

In the ordinary course of business, we engage in other activities that are not reflected on our Condensed Consolidated Balance Sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated variable interest entities. We provide additional information regarding these types of activities in “Part I – Financial Information – Item 1 – Financial Statements – Note 6. Securitizations of Personal Whole Loans.”

Contingencies

For a comprehensive discussion of contingencies as of September 30, 2017, see “Part I – Financial Information – Item 1 – Financial Statements – Note 15. Commitments and Contingencies.”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part  II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of 2017, except as disclosed in “Part I – Financial Information – Item 1 – Financial Statements –Note 2. Summary of Significant Accounting Policies,” pertaining to “Goodwill and Intangible Assets.”

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in market prices, credit performance of loans and interest rates.

Market Rate Sensitivity

We are exposed to market risk on loans facilitated through our marketplace that are not sold or funded with offsetting notes and certificates. Changes in the fair value of these loans are primarily related to changes in market discount rates, credit performance and prepayments. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market.

During the third quarter of 2017, we purchased a total of $586.7 million of loans through the platform using our own capital, primarily to support securitization and whole loan sale initiatives, fund certain custom program loans, and fulfill contractual purchase obligations. In the third quarter of 2017, the Company began a recurring process to aggregate pools of whole loans on balance sheet, for subsequent sale to third-party investors. The typical holding period for such pools is less than one month, and this process represents the majority of the $429.5 million of loans we previously purchased. The outstanding principal balance of loans in which we remained invested using our own capital as of September 30, 2017 was $194.2 million. The Company depends on an active liquid market and third-party investor demand for whole loan sales and successful securitization transactions. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment” and “Liquidity and Capital Resources – Liquidity” for additional discussion. We do not hold or issue other financial instruments for trading purposes.

Interest Rate Sensitivity

We invest in securities classified as available for sale. The fair value of securities available for sale as of September 30, 2017 and December 31, 2016 was $219.3 million and $287.1 million, respectively, consisting of corporate debt securities, asset-backed securities, U.S. agency securities, certificates of deposit, commercial paper, U.S. Treasury securities, asset-backed securities related to Company-sponsored securitization transactions and other securities. To mitigate the risk of loss, our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, the Company limits and monitors maturities, credit ratings, performance of loans underlying asset-backed securities and residual interests and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on our securities available for sale and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.5 million in the fair value of our securities available for sale as of September 30, 2017. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $0.5 million in the fair value of our securities available for sale as of September 30, 2017. Any unrealized gains or losses resulting from such interest rate changes would only be recorded if we sold the securities prior to maturity or if the securities were not considered other-than-temporarily impaired.

We had cash and cash equivalents of $384.4 million as of September 30, 2017. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper, which are short-term. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, we do not believe we have material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will modestly increase the interest income earned on these cash balances.

The outstanding principal balance of loans in which the Company remained invested using its own capital as of September 30, 2017 was $194.2 million, substantially all of which bears interest at fixed rates. Because the

LENDINGCLUB CORPORATION

Company ended the quarter with no funding liabilities associated with these loans, we do not believe the interest rate risk associated with them is material. However, future funding activities, including funding under the Warehouse Credit Agreement executed on October 10, 2017, may increase the Company’s exposure to interest rate risk, as the interest rates payable on such funding are tied to short-term market rates.

Credit Performance Sensitivity

We invest in loans, asset-backed securities and residual interests related to consolidated VIEs and Company-sponsored securitization transactions. The performance of these loans, securities and residual interests is dependent on the credit performance of loans facilitated by the Company. To manage this risk, the Company monitors borrower payment performance and how it may impact the valuation of our investments. The valuation of these investments is based on a discounted cash flow analysis and includes Level 3 assumptions.

Any unrealized losses on securities and residual interests is evaluated for other-than-temporary impairment. The Company recorded an other-than-temporary impairment charge of $505 thousand on its subordinated residual certificates held related to its Company-sponsored securitization transactions in the third quarter and first nine months of 2017. See “Part I – Financial Information – Item 1 – Financial Statements – Note 4. Securities Available for Sale.” All other unrealized gains and losses are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2017 were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Part 1 – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 15. Commitments and Contingencies – Legal,” which is incorporated herein by reference.

LENDINGCLUB CORPORATION

Item 1A. Risk Factors

The risks described in “Part I – Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, could materially and adversely affect our business, financial condition, operating results and prospects, and the trading price of our common stock could decline. While we believe the risks and uncertainties described therein include all material risks currently known by us, it is possible that these may not be the only ones we face. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, remains current in all material respects, with the exception of the below.

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

These social and economic factors may affect the ability or willingness of borrowers to make payments on their loans. In some circumstances, economic factors could lead to a borrower deciding to pre-pay his or her loan obligation. Because we make payments to investors ratably only to the extent we receive the borrower’s payments on the corresponding loan, if we do not receive payments on the corresponding loan, the investor will not be entitled to any payments under the terms of the investment or whole loan purchase agreement. Accordingly, the return for the investor or whole loan purchaser would decline. Personal loans facilitated through our marketplace are not secured by any collateral, not guaranteed or insured by any third-party, and not backed by any governmental authority in any way. We are therefore limited in our ability to collect on the loans if a borrower is unwilling or unable to repay. Similarly, there is no penalty to borrowers if they choose to pay their loan early.

We strive to establish a marketplace in which annual percentage rates are attractive to borrowers and returns, including the impact of credit losses, are attractive to investors. These external economic and social conditions and resulting trends or uncertainties could adversely impact our customers' ability or desire to participate on our marketplace as borrowers or investors, thus adversely impacting the credit performance of the loans, notes and certificates, which could negatively affect our business and results of operations. See “Part I – Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment.”

Cyber-attacks suffered by third parties could negatively affect our business.

We utilize certain information provided by third parties to facilitate the marketing, distribution, servicing and collection of loans. A cyber-attack suffered by a third-party that provides data to us could impact our ability to market, distribute, service or collect for borrowers or investors. For example, Equifax recently announced a significant cyber breach that impacted millions of consumers. We utilize certain information from Equifax to allow us to market our products through pre-screened offers to qualified borrowers. If a consumer elects to “freeze” their credit data, we will not be able to access their information to make these pre-screened offers.

In addition, if consumers cease to trust credit reporting agencies or other third-party data providers because of cyber-attacks, they may be less willing to participate in borrowing or investing activities generally, which could impact our business.

LENDINGCLUB CORPORATION

Further, as a result of the release of personally identifiable information from a third-party platform, we could experience an increase in fraudulent loan applications or investor accounts. Under our policies, we reimburse investors for any loan obtained as a result of a verified identity fraud and any increase in identity theft could result in increased reimbursement costs.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Loan and Receivable Sale Agreement, dated February 25, 2016, by and between the Company and WebBank*	8-K	001-36771	10.1	8/17/2017
10.2	Marketing and Program Management Agreement, dated February 25, 2016, by and between the Company and WebBank*	8-K	001-36771	10.2	8/17/2017
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Press Release dated October 25, 2017					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
* Confidential treatment has been requested for certain portions of this Exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	November 8, 2017	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	November 8, 2017	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer