Form 10-K
period 2017-12-31
LendingClub Corp
filed 2018-02-22
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Commission File Number: 001-36771

LendingClub Corporation (Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

71 Stevenson Street, Suite 1000
San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)
(415) 632-5600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,784,167,126 based on the closing price reported for such date on the New York Stock Exchange. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 16, 2018, there were 417,579,735 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

LENDINGCLUB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2017

LENDINGCLUB CORPORATION

Except as the context requires otherwise, as used herein, “LendingClub,” “Company,” “we,” “us,” and “our,” refer to LendingClub Corporation, a Delaware corporation, and, where appropriate, its consolidated subsidiaries and consolidated variable interest entities (VIEs):

•
LendingClub Asset Management, LLC (LCAM), a wholly-owned registered investment advisor with the Securities and Exchange Commission (SEC) that acts as the general partner for certain private funds and as advisor to separately managed accounts and funds of which LCAM’s wholly-owned subsidiaries are the general partners.

•	Springstone Financial, LLC (Springstone), a wholly-owned Delaware limited liability company that facilitates the origination of education and patient finance loans by third-party issuing banks.

•
LC Trust I (the Trust), an independent Delaware business trust that acquires loans from LendingClub and holds them for the sole benefit of certain investors that have purchased trust certificates (Certificates) issued by the Trust and that are related to specific underlying loans for the benefit of the investor.

•
In connection with its role as sponsor of an asset-backed securities transaction, LendingClub owns a 56% interest in a majority-owned affiliate (MOA), LendingClub Operated Aggregator Note (LOAN) NP I, LLC. The Company holds a controlling financial interest in and is the primary beneficiary of the MOA.

•	Consumer Loan Underlying Bond Depositor LLC (Depositor), a wholly-owned Delaware limited liability company established to facilitate LendingClub-sponsored asset-backed securities transactions.

•	Consumer Loan Underlying Bond Credit Trust 2017-P2 (Credit Trust), a Delaware statutory trust established to facilitate a LendingClub-sponsored asset-backed securities transaction.

•	Consumer Loan Underlying Bond Grantor Trust 2017-P2, a grantor trust established to facilitate a LendingClub-sponsored asset-backed securities transaction.

•
Consumer Loan Underlying Bond Certificate Issuer Trust I, a Delaware statutory trust organized in series that provides certain institutional investors the opportunity to invest in trust certificates (CLUB Certificates), each representing interests in a segregated pool of unsecured personal whole loans.

•
LendingClub Warehouse I LLC (Warehouse) and LendingClub Warehouse II LLC (Warehouse II), wholly-owned Delaware limited liability companies established to enter into warehouse credit agreements with certain lenders for secured revolving credit facilities.

Forward-Looking Statements

This Annual Report on Form 10-K (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Report include, without limitation, statements regarding borrowers, credit scoring, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. You can identify these forward-looking statements by words such as “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “will,” or similar expressions.

These forward-looking statements include, among other things, statements about:

•	the ability of borrowers to repay loans and the plans of borrowers;

•	our ability to maintain investor confidence in the operation of our platform;

•	the likelihood of investors to continue to, directly or indirectly, invest through our platform;

•	our ability to secure new or additional sources of investor commitments for our platform;

•	expected rates of return for investors;

•	the effectiveness of our platform’s credit scoring models;

•	the use of our own capital to purchase loans;

•
maintaining liquidity and capital availability to support purchase of loans, contractual commitments and obligations (including repurchase obligations or other commitments to purchase loans), regulatory obligations to fund loans, and general strategic directives (such as with respect to product testing or supporting our asset-backed securities initiatives), and to support marketplace equilibrium across our platform;

LENDINGCLUB CORPORATION

•	the impact of holding loans on our balance sheet;

•	transaction fees or other revenue we expect to recognize after loans are issued by the issuing banks who originate loans facilitated through our platform;

•	interest income on loans invested in by the Company and the negative fair value adjustments on associated loans;

•	our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between the interim period and full year results;

•	capital expenditures;

•	interest rate risk and credit performance associated with the outstanding principal balance of loans and other securities and their impact to investor returns and demand for our products;

•	the impact of new accounting standards;

•	the impact of pending litigation and regulatory inquiries;

•	our compliance with applicable local, state and Federal laws, regulations and regulatory developments or court decisions affecting our business;

•	investor, borrower, platform and loan performance-related factors that may affect our revenue;

•	the potential adoption rates and returns related to new products and services;

•	the potential impact of macro-economic developments that could impact the credit performance of our loans, notes, certificates and secured borrowings, and influence borrower and investor behavior;

•	our ability to develop and maintain effective internal controls;

•	our ability to recruit and retain quality employees to support current operations and future growth;

•	our ability to manage and repay our indebtedness; and

•	other risk factors listed from time to time in reports we file with the SEC.

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

Overview

LendingClub operates America’s largest online lending marketplace platform that connects borrowers and investors. We believe a technology-powered lending marketplace is a more efficient mechanism to allocate capital between borrowers and investors than the traditional banking system. Qualified consumers and small business owners borrow through LendingClub to lower the cost of their credit and enjoy a better experience than that provided by traditional banks.

The LendingClub platform offers investors access to an asset class that has generally been closed to many investors and only available on a limited basis to institutional investors. Loans that are facilitated through our platform are funded by the issuance of notes to our retail investors, by the issuance of certificates, by direct investment by us or the sale of whole loans to institutional investors, including high-net-worth individuals and family offices, banks and finance companies, insurance companies, hedge funds, foundations, pension plans and university endowments. We provide these investors with access to a variety of tools and products that seek to address their level of sophistication and desired level of interaction, which can range from low-touch self-directed accounts to high-touch funds and managed accounts. To expand our investor base, we recently developed the capability to support the issuance of various types of asset-backed securities for which pools of loans facilitated through our platform serve as collateral.

We have developed our proprietary technology platform to support our lending marketplace and offer a variety of our issuing banks’ loan products to interested investors. Our proprietary technology automates certain key aspects of our operations, including administration of the borrower application process, data gathering, applying credit decisioning, scoring and underwriting standards of the related issuing bank to an application, loan funding, investing and servicing, regulatory compliance and fraud detection. Our platform offers analytical tools and data to facilitate investor decision making and the ability to assess their portfolios. Our proprietary technology platform has allowed us to expand our offerings from personal loans to include education and patient finance, automotive and small business loans, and to expand investor classes from individuals to institutions and through various investment vehicles.

We generate revenue primarily from transaction fees from our platform’s role in accepting and decisioning applications on behalf of our bank partners to enable loan originations, investor fees that include servicing fees from investors for various services, including servicing and collection efforts and matching available loans with capital and management fees from investment funds and other managed accounts, gains on sales of whole loans, interest income earned and fair value gains/losses from loans held on our balance sheet.

Industry Background and Trends

We believe a transparent and open marketplace where borrowers and investors have access to information, complemented by technology and tools, can make credit more affordable, redirect existing pools of capital trapped inside the banking system, and attract new sources of capital to a new asset class. We believe that online lending marketplaces have the power to transform the traditional banking system, facilitate more efficient deployment of capital, and improve the global economy.

LENDINGCLUB CORPORATION

Lending Is Essential to the Economy

We believe the ability of individuals and small businesses to access affordable credit is essential to stimulating and sustaining a healthy, diverse and innovative economy. Lending to consumers provides financial flexibility and gives households better control over when and how to purchase goods and services.

Borrowers Are Inadequately Served by the Traditional Banking System

We believe the traditional banking system generally is burdened by its high cost of underwriting and services, in part due to its physical infrastructure and labor- and paper-intensive business processes, compounded by an increasingly complex regulatory environment. As a result, we believe the traditional banking system is ill-suited to meet consumer and small business demand in a fair and affordable way for borrowers. Banks have historically managed the demand for small balance loans by issuing credit cards, which require less personalized underwriting and have higher interest rates. While credit cards are convenient as a payment mechanism, they are an expensive long-term financing solution for borrowers. Borrowers who carry a balance on their cards are often subject to high, variable interest rates and the possibility of incurring additional fees and penalties. Additionally, a broad population of borrowers are charged the same high interest rates on their balances, regardless of an individual’s specific risk profile, so low-risk borrowers often subsidize high-risk borrowers.

Investors Have Had Limited Options to Participate in Consumer and Small Business Credit

Historically, access to most consumer and small business loans as an investment product was limited to the banks that hold loans on their balance sheet or to structured securitized products that were syndicated to large institutional investors. Depositors effectively fund the loans made by the banking system, but they share little in the direct returns of these loans as evidenced by the low yields on various fixed income investment or deposit products offered by banks. We believe many investors should have access to invest in structured products directly and be able to invest in consumer and small business credit in a meaningful way. Our lending platform and products seek to address both of these needs. We believe the additional capital that could be invested in consumer and small business loans can be more effectively deployed on our lending marketplace than alternatives.

Online Marketplaces Have Proliferated Throughout the Economy

Online marketplaces have emerged to connect buyers and sellers across many industries to increase choice, improve quality, accelerate the speed of decision making and lower costs. We believe a successful online marketplace must act as a trusted intermediary providing transparency, security, supply and demand balance, and ease of use to give marketplace participants an incentive to interact and the confidence to do business together. Initial online marketplaces connected buyers and sellers of goods and services – primarily moving demand from offline to online and making the transaction process more efficient. Online marketplaces have more recently evolved to unlock supply and demand that could not previously be matched in an efficient manner offline. The “sharing economy,” a term that describes this marketplace trend, enables a better use of resources by allowing owners of underutilized assets to offer them to people who want them while capturing an economic benefit.

Our Marketplace Solution
We believe that our lending marketplace provides the following benefits to borrowers:

•
Access to Affordable Credit. Our proprietary lending marketplace model, easily accessible online delivery and process automation enable us to offer a wide range of borrowers interest rates that are lower on average than the rates charged by banks for credit cards, and make us highly competitive within the lending marketplace space for installment loans.

•
Superior Borrower Experience. We offer a fast and easy-to-use online application process and provide borrowers with access to live support and online tools throughout the process and over the life of the loan.

LENDINGCLUB CORPORATION

•
Transparency. The installment loans facilitated through our lending marketplace feature a fixed rate that is clearly disclosed to the borrower during the application process, with fixed monthly payments, an origination fee and the ability to prepay the balance at any time without penalty. Our platform utilizes an automated, rules-based engine for applying the underwriting standards of the related issuing bank partner to an application and income verification, which significantly reduces the human bias associated with reviewing applications.

•	Fast and Efficient Decisioning. We leverage online data and technology to assess risk, detect fraud, determine a credit rating and assign appropriate interest rates quickly.

We believe that our lending marketplace provides the following benefits to investors:

•
Access to a New Asset Class. All investors can invest in personal loans facilitated through our standard loan program. Additionally, qualified investors can invest in loans facilitated through our custom loan program in private transactions. These asset classes have historically been funded and held by financial institutions or large institutional investors.

•	Attractive Risk-Adjusted Returns. We seek to provide investors with attractive risk-adjusted returns on loans facilitated through our lending marketplace.

•	Transparency. We seek to provide investors with transparency and choice in building their loan portfolios.

•
Easy-to-Use Tools. We seek to provide investors with tools to easily build and modify customized and diversified portfolios by utilizing the provided application programming interface (API) to invest in loans tailored to their investment objectives and to assess the returns on their portfolios. Retail investors can also enroll in automated investing, a free service that automatically invests any available cash in loans according to investor-specified criteria.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and provide us with competitive advantages in realizing the potential of our market opportunity:

•
Leading Online Lending Marketplace. We are America’s largest online lending marketplace connecting borrowers and investors, based on approximately $9.0 billion in loan originations during the year ended December 31, 2017, as further discussed in “Part II – Item 7. Management’s Discussion and Analysis – Overview.”

•
Robust Network Effects. Our online lending marketplace exhibits network effects that are driven by the number of participants and investments enabled through our lending marketplace. More participation leads to greater potential to match borrowers with investors. Additionally, increased participation also results in the generation of substantial data that is used to improve the effectiveness of our credit decisioning and scoring models, enhancing our performance record and generating increasing trust in our lending marketplace. As trust increases, we believe investors will continue to demonstrate a willingness to accept lower risk premiums (all else being equal), which will allow us to offer lower interest rates and attract additional high-quality borrowers, thereby reinforcing our track record and fueling a virtuous cycle for our business.

•
Technology Platform. Our technology platform powers our online lending marketplace and enables us to deliver proprietary solutions to borrowers and investors. Our technology platform automates our operations and, we believe, provides a significant time and cost advantage over many traditional banks.

LENDINGCLUB CORPORATION

•
Proprietary Risk Assessment. We use proprietary algorithms that leverage behavioral data, transactional data, bank data and employment information to supplement traditional risk assessment tools, such as Fair Isaac Corporation (FICO) scores. We have built our technology platform to automate the application of these proprietary algorithms to each individual borrower’s application profile at scale. This approach allows us to evaluate and segment each potential borrower’s risk profile and price the loan accordingly.

Products

Borrowers

Our lending marketplace facilitates several types of loan products for consumers and small businesses.

Personal Loans. Our lending marketplace facilitates unsecured personal loans that can be used to make major purchases, refinance credit card balances or for other purposes. Personal loans are offered through both our standard and custom loan programs. Personal loans approved through our standard loan program represent loans made to prime borrowers that are publicly available to note investors and through certificates, loan sales and securitizations to private investors, and include amounts from $1,000 to $40,000, maturities of three or five years, fixed interest rates, and no prepayment penalties or fees. These loans must meet certain minimum credit requirements, including a FICO score of at least 660, satisfactory debt-to-income ratios, 36 months of credit history and a limited number of credit inquiries in the previous six months. Personal loans that fall outside of the credit criteria for the standard program might qualify under our custom program and include amounts from $1,000 to $50,000, maturities of three or five years, fixed interest rates and no prepayment penalties or fees.
Education and Patient Finance Loans. We facilitate unsecured education and patient installment loans and true no-interest loans through Springstone and its issuing bank partners. Installment loan terms include amounts from $2,000 to $50,000, maturities from two to seven years, fixed interest rates and no prepayment penalties. The true no-interest loan terms include amounts ranging from $499 to $32,000 and no required interest payment if the balance is paid in full during the promotional period, which can be six, 12, 18 or 24 months. There is no prepayment penalty and borrowers have the flexibility to pay as much or as little, subject to applicable minimums, of the outstanding principal balance during the promotional period as they choose.

Auto Refinancing Loans. We facilitate secured auto refinance loans that can be used to help eligible consumers save money by refinancing into more affordable loans with better rates and clear terms. Installment loan terms include amounts ranging from $5,000 to $55,000, with maturities ranging from two to six years. Borrowers are required to make monthly amortizing payments, and there are no prepayment penalties. We currently facilitate loans in 29 states, with plans to expand to more states in 2018.

Small Business Loans. We facilitate unsecured small business loans that enable small business owners to expand their business, purchase equipment or inventory, or meet other obligations at an affordable rate. Small business loans are fixed-rate loans in amounts ranging from $5,000 to $300,000, with maturities of one to five years, and contain no prepayment penalties or fees.

Investors

Investors have the opportunity to invest in a wide range of loans based on term and credit characteristics. Personal loans that are approved through the standard loan program are offered to all investors on our platform, with the exception of certain F & G grade notes the Company decided to suspend offering for investment by retail investors, as discussed in “Part II – Item 7. Management’s Discussion and Analysis – Current Economic and Business Environment.” Custom program loans, which include education and patient finance, auto refinance, small business, new offerings, and loans that fall outside of the credit criteria of the standard program, are offered to private investors only. Investors receive monthly cash flow and risk-adjusted returns. All investors are provided access to a borrower’s proprietary credit grade and credit profile data on each approved and listed loan, as well as historical performance data on loans issued through our lending marketplace since its inception. The lending marketplace

LENDINGCLUB CORPORATION

enables broad diversification of each investor’s capital by allowing distribution of investments in loans in increments as small as $25.

Investors can invest in loans through one or all of the following channels:

Notes: We issue notes pursuant to an effective shelf registration statement (Note Registration Statement). Investors who meet the applicable financial suitability requirements and have completed our investor account opening process may purchase unsecured, borrower payment dependent notes that correspond to payments received on an underlying standard program loan selected by the investor. When an investor registers with us, the investor enters into an investor agreement with us that governs the investor’s purchases of notes. Our note channel is supported by our website and our Investor Services group, which provides basic customer support to these investors.

Securitizations: To expand the Company’s institutional investor base, in 2017 we developed the capability to support the self-sponsored securitization of loans in asset-backed securities transactions. We sponsored four securitization transactions in 2017, and we used our own capital to purchase certain of the loans that were contributed to these deals. We are broadening our platform to tap into a large and liquid asset-backed securities market, reach new institutional investors, and provide a capital markets financing alternative.

Whole Loan Purchases: Certain institutional investors, such as banks, seek to hold the actual loan on their balance sheet. To meet this need, we sell entire standard or custom program loans to these investors through purchase agreements. Upon the sale of the loan, the investor owns all rights, title and interest in the loan. We establish the investors’ accounts and the procedures for the purchase of loans, including any purchase amount limitations, which we control. We and the investor also make limited representations and warranties and agree to indemnify each other for breaches of the purchase agreement. For the vast majority of our whole loans sold, the investor also agrees to simultaneously enter into a servicing agreement with us to service the sold loan. We can be removed as the servicer in limited circumstances. For certain whole loans, under our contractual relationships we are not the servicer. For regulatory purposes, the investor also has access to the underlying borrower information, but is prohibited from contacting or marketing to the borrower in any manner and agrees to hold such borrower information in compliance with all applicable privacy laws. Whole loan purchases are attractive for some investors as it enables them to account for the loan as an asset, which can offer favorable financial reporting and capital reserve treatment and also allows them more flexibility on using their assets as collateral. In the third quarter of 2017, we began a recurring process to aggregate pools of whole loans on balance sheet, for subsequent sale to third-party investors. The typical period for holding such pools on balance sheet is less than three months. In 2017, the Company also began to sell loan participations to certain institutional investors in limited circumstances.

CLUB Certificates: In December 2017, we introduced a whole loan transaction structured as a tradeable, pass-through security called a CLUB Certificate. The instrument trades in the over-the-counter market with a CUSIP and is cleared through the Depository Trust and Clearing Company. The CLUB Certificate is tailored for an institutional investor seeking a liquid vehicle with which to access the consumer credit asset class.

Certificates and Investment Funds: Previously, accredited investors and qualified purchasers were able to establish a relationship with LCAM or another third-party advisor in order to indirectly invest in certificates, or they were able to directly purchase a certificate. The certificates, which were issued by the Trust, are unsecured and settled with cash flows from underlying loans selected by the investor. Effective December 2016, the Trust ceased offering new certificates, but legacy investors may continue to receive cash flows from and make new investments via previously-issued certificates. Investors in certificates generally pay an asset-based management fee instead of cash flow-based servicing fee paid by note investors. In addition, accredited investors and qualified purchasers may purchase a limited partnership interest in one of four private LCAM investment funds that purchase whole loans. Neither certificates nor limited partnership interests could be nor can be purchased through our website.

LENDINGCLUB CORPORATION

Technology

The LendingClub platform is based on technology that is scalable and flexible. Our culture of innovation has led to the filing of over ten patent applications in 2017. Key elements of our technology include:

•
Highly Automated. Our borrower and investor acquisition process, registration, credit decisioning and scoring, servicing and payment systems are highly automated using our internally developed software. Our proprietary cash management software processes electronic cash movements, records platform entries and calculates cash balances in our borrower and investor fund accounts. In nearly all payment transactions, an Automated Clearing House (ACH) electronic payment network is used to disburse loan proceeds, collect borrower loan payments on outstanding loans, receive funds from investors and disburse payments to investors.

•
Scalable Platform. Our scalable infrastructure utilizes standard techniques, such as virtualization, load-balancing and high-availability platforms. Our application and database tiers are designed to be scaled horizontally by adding additional servers as needed. In addition, a portion of our infrastructure runs on a cloud-based platform, giving instantaneous scalability and rapid business agility.

•
Proprietary Fraud Detection. We use a combination of third-party data, sophisticated analytical tools and current and historical data obtained during the loan application process to help assess fraud risk. We have taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. High-risk loan applications are subject to further investigation. In cases of confirmed fraud, the application is cancelled, and we identify and flag characteristics of the loan application to help refine our fraud detection efforts.

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

•
LendingClub Open Integration (LCOI). LCOI allows online advisors and broker-dealers to offer LendingClub investments quickly and easily to their client bases, using a suite of API services that integrate directly into their websites. This allows these advisors and broker-dealers to provide the same functionality that currently exists on our website, including money movement, investing, reinvesting, real-time reporting of cash and holdings, and tax reporting.

Relationships with Issuing Bank Partners

Loans facilitated through our lending marketplace are originated by our issuing bank partners. Our primary issuing bank is WebBank, a Utah-chartered industrial bank that handles a variety of consumer and commercial financing programs. Our contractual arrangements with WebBank provide WebBank with a right to originate a certain percentage of loans facilitated through our platform. Additionally, we rely on NBT Bank and Comenity Capital Bank as issuing banks for our education and patient finance loans.

LENDINGCLUB CORPORATION

We have entered into a loan account program agreement with WebBank that governs the terms and conditions between us and WebBank with respect to loans facilitated through our lending marketplace and originated by WebBank, including our obligations for servicing the loans during the period of time that the loans are owned by WebBank. Under the terms of the loan account program agreement, we pay WebBank a monthly program fee based on the amount of loans issued by WebBank and purchased by us or our partners in a given month, subject to a minimum monthly fee.

WebBank pays us a transaction fee for our role in processing loan applications through our lending marketplace on WebBank’s behalf. Under a loan sale agreement, WebBank may sell us the loan without recourse two business days after WebBank originates the loan. The loan account program agreement and the loan sale agreement initially terminate in January 2020, with two additional automatic, one-year renewal terms, subject to certain early termination provisions as set forth in the agreements.

Our issuing banks for education and patient finance loans originate and service each education and patient finance loan issued. Our issuing banks retain some of these loans while others are offered to private investors. For our role in loan facilitation, we recognize transaction fees paid by the issuing banks and education and patient service providers once the loan is issued by the issuing bank and the proceeds are delivered to the borrower.

Credit Decisioning and Scoring Process

Our lending marketplace provides an integrated and automated loan application and credit decisioning and scoring process that is extensible to a variety of loan products. Borrowers come to our platform to apply online for a loan. During the simple application process, our platform uses proprietary risk algorithms that leverage behavioral data, transactional data and employment information to supplement traditional risk assessment tools, such as FICO scores, to assess a borrower’s risk profile. Our verification processes and analysts then verify the borrower’s identity, income or employment by connecting with various data providers to determine whether to approve the loan request. Borrowers are then assigned one of 35 loan grades, from A1 through G5 based on this risk profile, loan term and loan amount.

Our lending marketplace’s credit decisioning and scoring models are evaluated on a regular basis and the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate are leveraged to continually improve the models. In September 2017, we facilitated the launch of our next-generation credit model and made adjustments to credit and pricing policies to adapt to current market conditions. This information will assist us in assessing if and when to propose further changes to the credit model or pricing for consideration by the issuing banks who originate loans facilitated through our platform. Our lending marketplace’s credit decisioning and scoring models assign each loan offered on our lending marketplace a corresponding interest rate and origination fee. Our investors’ returns are a function of the assigned interest rates and prepayments for each particular loan invested in less any defaults over the term of the applicable loan. We believe we have the experience and capabilities to effectively evaluate a borrower’s credit worthiness and likelihood of default, offering attractive risk-adjusted return opportunities for loan investors.

LENDINGCLUB CORPORATION

Loan Issuance Mechanism

Once a loan application is approved, we present the borrower with various loan options, including term, rate and amount, for which they qualify. After the applicant selects their personalized financing option and completes the application process, we perform additional verifications on the borrower. Once the verifications are completed, the loan will be listed for at least 14 days and up to 30 days on our platform to attract investor commitments. Once sufficient investor commitments are received, the issuing bank originates and issues the loan to the borrower, net of the origination fee charged and retained by the issuing bank. After the loan is issued, we use the proceeds from these investors to purchase the loan from the issuing bank. Investor cash balances (excluding payments in process) are held in segregated bank or custodial accounts and are not commingled with our monies. If insufficient investor commitments are received, the Company may purchase loans with its own capital.

Loan Servicing

We service all loans facilitated through our lending marketplace, except for patient and education finance loans and auto refinance loans. Loan servicing includes account maintenance, collections, processing payments from borrowers and distributions to investors. We have made arrangements for backup servicing with First Associates Loan Servicing, LLC, and Millennium Trust Company, LLC.

For the month of December 2017, approximately 98% of loan payments for loans that we service were made through an ACH withdrawal from the borrower’s bank account. Principal and interest payments on loans are remitted to investors utilizing ACH. This automated process allows us to avoid the time and expense of processing a significant volume of mailed payments and provides a higher degree of certainty for timely payments. This process also provides us with prompt notice in the event of a missed payment, which allows us to respond quickly to resolve the delinquency with the borrower. Generally, in the first 30 days that a loan is delinquent, our Payment Solutions team works to bring the account current. Once the loan becomes more than 30 days delinquent, we will typically outsource subsequent servicing efforts to third-party collection agencies.

The servicing fee paid by investors is designed to cover the day-to-day processing costs of loans. If a loan needs more intensive collection focus, whether internal or external, we may charge investors a collection fee to compensate us for the costs of this collection activity. This fee varies, with a maximum of up to 35% of the amount

LENDINGCLUB CORPORATION

recovered. There is no collection fee charged if there are no loan payments recovered. We sell most loans that have been charged-off to certain third parties. All proceeds received on these sales are subject to a collection fee, and the net proceeds are distributed to investors.

Competition

We compete with financial products and companies that attract borrowers, investors or both. With respect to borrowers, we primarily compete with traditional financial institutions, such as banks, credit unions, credit card issuers and other consumer finance companies. We believe our proprietary lending marketplace model, online delivery and process automation enable us to operate more efficiently and with more competitive rates and higher borrower satisfaction than these competitors.

With respect to investors, we primarily compete with other investment vehicles and asset classes, such as equities, bonds and short-term fixed income securities. We believe that our diverse and customizable investment options give us the flexibility to offer attractive risk-adjusted returns that are generally uncorrelated with other asset classes.

We compete with other online lending marketplaces and other lenders. We anticipate that more established internet, technology and financial services companies that possess large, existing customer bases, substantial financial resources and established distribution channels may enter the market in the future. We believe that our brand, scale, network effect, and historical data provide us with significant competitive strengths over current and future competitors.

Sales and Marketing

Our marketing efforts are designed to attract and retain borrowers and investors and build brand awareness and reputation. We dedicate significant resources to our marketing and brand advertising efforts and strategic relationships. We use a diverse array of marketing channels and are constantly seeking to improve and optimize our experience both on- and offline to achieve efficiency and a high level of borrower and investor satisfaction. Currently, we believe reputation, word of mouth and our direct to consumer marketing activities through online and offline channels, including paid search, email, online aggregators and mail drives, continue the growth in our investor and borrower base.

We also continue to invest in our strategic relationships to raise awareness of our platform and attract borrowers and investors to our lending marketplace. For example, we have a strategic partnership relationship with a consortium of community banks for our lending marketplace to offer co-branded personal loans to the participating banks’ customers. As part of this relationship, each community bank is provided initial access to invest in loans sought by their own customers, which may include standard program loans. The loans that do not meet the community bank’s investment criteria are then made available for investment through the lending marketplace. All other loans will continue to be available on our lending marketplace and accessible on an equal basis and are originated by our issuing banks.

Regulatory and Compliance Framework

The regulatory environment for lending and online marketplaces such as ours is complex, evolving and uncertain, creating both challenges and opportunities that could affect our financial performance. We are subject to extensive and complex rules and regulations, licensing and examination by various federal, state and local government authorities designed to, among other things, protect borrowers (such as truth in lending, equal credit opportunity, fair credit reporting and fair debt collection practices) and investors.

Our primary issuing bank, WebBank, is subject to oversight by the Federal Deposit Insurance Corporation (FDIC) and the State of Utah. The other two issuing banks are NBT Bank and Comenity Capital Bank. NBT Bank is subject to oversight by the Office of the Comptroller of the Currency (OCC) and the New York Department of Financial

LENDINGCLUB CORPORATION

Services, and Comenity Capital Bank is subject to oversight by the FDIC and the Utah Department of Financial Institutions. These authorities impose obligations and restrictions on our activities and the loans facilitated through our lending marketplace. For example, these rules limit the fees that may be assessed on the loans, require certain amounts of capital against outstanding loans, require extensive disclosure to, and consents from, the borrowers and lenders, prohibit discrimination and unfair, deceptive, or abusive acts or practices and may impose multiple qualification and licensing obligations on our activities.

Our compliance framework is a cornerstone of the lending marketplace that allows investors to participate in consumer and commercial credit as an asset class. Our relationship with issuing banks is a key component of our compliance framework, as described below.

As part of our ongoing compliance program, we have customer identification processes in place to enable us to detect and prevent fraud, money laundering, and terrorist financing, and identify customers who may be on government watchlists, such as those from the Office of Foreign Assets Control (OFAC) and the Financial Crimes Enforcement Network. We compare users’ identities against these lists at least twice a month for continued compliance and oversight. If a user were to appear on a list, we would take appropriate action to resolve the issue in accordance with company policies and anti-money laundering obligations. In addition to our continued identification and transaction monitoring compliance programs, we use our proprietary technology to assist us in complying with applicable federal anti-money laundering laws on both sides of our business model, for borrowers and investors.

Regulations and Licensing

The lending and securities industries are highly regulated. We are regulated differently than a bank because, unlike a bank, we do not take deposits or issue our own loans under a bank charter. Our current issuing banks originate all of the loans offered through our lending marketplace and are subject to regulation by the FDIC and/or other relevant federal and state regulators.

The Company and the loans made through our lending marketplace are highly regulated. State and federal laws limit the fees that may be assessed on the loans, require extensive disclosure to, and consents from, the borrowers and lenders, prohibit discrimination and unfair, deceptive, or abusive acts or practices and may impose multiple qualification and licensing obligations on our activities. Failure to comply with any of these requirements may result in, among other things, revocation of required licenses or registration, loss of approved status, voiding of the loan contracts, class action lawsuits, administrative enforcement actions and civil and criminal liability.

Further, federal, state and local governmental authorities impose additional obligations and restrictions on our activities and the loans facilitated through our lending marketplace. These authorities impose obligations and restrictions on our activities and the loans facilitated through our lending marketplace as part of their oversight of the third party providers of the issuing banks. While compliance with such requirements is at times complicated by our unique business model, we believe we are in substantial compliance with these rules and regulations.

Current Regulatory Environment

We believe that our issuing bank partnership model is appropriate for all the jurisdictions in which we operate and we strive to work with federal, state and local regulatory agencies to help them understand our model and its benefits for consumers. However, we operate in a complex and evolving regulatory environment at the federal and state level. In May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act (NBA) and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. The defendant petitioned the U.S. Supreme Court to review the decision and in March 2016, the Court invited the Solicitor General to file a brief expressing the views of the U.S. on the petition. The Solicitor General filed an amicus brief that stated the Second Circuit decision was

LENDINGCLUB CORPORATION

incorrect, but that the case was not yet ready to be heard by the Supreme Court. In June 2016, the Supreme Court declined to hear the case. The Federal District Court is now hearing the case in regards to Midland’s alternative claim under a choice of law analysis, and application of state law.

While we believe that our program is factually distinguishable from the case, in 2016 we revised our agreement with our primary issuing bank to further distinguish the operation of the program from the court’s analysis of the facts in Madden. Under the revised program structure, an additional component of the program fee arrangement was created. This additional program fee component is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Under this revised program structure the majority of the bank’s revenue related to the loans facilitated on our platform is therefore tied to the terms and performance of the loans. The bank also maintains an ongoing contractual relationship with borrowers, who may seek additional credit through the LendingClub program in the future.

In addition, federal legislation was introduced in late 2017 that could clarify that any loan originated by a national bank would be entitled to the benefits of federal preemption on claims of usury provided that certain criteria are met. We do not know whether this legislation will pass or, if it does pass, what its final terms will provide or its potential impact on our business.

In August 2016, a federal district court in the Central District of California considered a case brought by the Consumer Finance Protection Bureau (CFPB) against CashCall, Inc. In that case, CashCall had an arrangement with a lender owned by a member of the Cheyenne River Sioux Tribe in which loans were offered to borrowers at APR’s that could exceed 300 percent. The district court ruled that, under the facts presented in the case, CashCall should be deemed the “true lender” and could not charge interest rates in excess of state usury laws. In January 2017, the court issued an order staying the decision for interlocutory appeal to the United States Court of Appeals for the Ninth Circuit, over the CFPB’s objections. The defendants then filed a petition for appeal with the Ninth Circuit, which was ultimately denied. We believe that our program is factually distinguishable from the CashCall case.

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

In December 2016, the Office of the Comptroller of the Currency (the OCC) released a white paper and sought public comment on whether to charter a new type of special purpose national bank to facilitate the provision of core banking activities through financial technology. We, along with other interested parties, submitted responses to the OCC’s proposed special purpose charter (Fintech Charter) in January 2017. In March 2017, the OCC issued a Licensing Manual Draft Supplement for Evaluating Charter Applications From Financial Technology Companies (Draft Manual Supplement) explaining how the OCC intends to apply the licensing standards and requirements in existing regulations and policies to fintech companies applying for special purpose national bank charters. In response to the Draft Manual Supplement, the Conference of State Bank Examiners and the New York Department of Financial Services (NYDFS) each filed suit challenging the authority of the OCC to issue charters to financial technology companies. In December 2017, the suit filed by the NYDFS was dismissed without prejudice on the ground that the claims were not ripe because no charters had yet been issued under the Draft Manual Supplement and that the OCC has yet to definitively conclude whether to move forward. Representatives of the OCC have made statements that they believe they have the legal right to issue charters to financial technology companies but that the new OCC administration is reviewing the Draft Manual Supplement and associated rules to determine whether, and on what basis, to move forward with such charters.

At the state level, certain states are considering the scope of their regulation and oversight of the financial technology industry. For example, we have participated with other financial technology companies in providing information and perspective to the California Department of Business Oversight; the New York State Legislature

LENDINGCLUB CORPORATION

passed a law requiring the New York Department of Financial Services to issue a report on online lending by July of 2018, focusing on, among other things, existing state and federal laws and regulations that apply to online lending and their impact on consumers, start-ups, and emerging businesses; the Colorado Department of Law has brought suit against two lending marketplace platforms with business models similar to ours, alleging that they are the “true lenders” of the loans originated through their platforms, and we are exploring a potential settlement with the State of Colorado permitting us to continue operating under our model pending the resolution of these lawsuits. The application of state laws to our business, now or as they may be written or interpreted in the future, could have a significant impact on our ability to do business in any given state.

The CFPB, which commenced operations in July 2011, has broad authority over the businesses in which we engage. This includes authority to write regulations under federal consumer financial protection laws, such as the Truth in Lending Act and the Equal Credit Opportunity Act, and to enforce those laws against and examine large financial institutions, such as our issuing banks, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. While we are subject to the regulatory and enforcement authority of the CFPB, as a facilitator, servicer or acquirer of consumer credit, the CFPB has recently announced that it intends to expand its supervisory authority, through the use of “larger participant rules,” to cover larger marketplace lenders, non-bank installment lenders and auto lenders. The CFPB has announced larger participant rules for auto lenders, and as our auto refinance business grows, we may meet the definition of a “larger participant” in the auto loan arena and become subject to supervision, examination and greater oversight by the CFPB. The CFPB has not yet announced specifics regarding its proposed rulemaking for installment loan lenders and, consequently, there continues to be uncertainty as to how the CFPB’s strategies and priorities, including any final rules, will impact our unsecured installment loan business and our results of operations going forward.

State Licensing Requirements

In most states we believe that the applicable issuing bank, as originator of loans facilitated through our lending marketplace, satisfies any relevant licensing requirements with respect to the origination of loans applicable to our operations. As needed, we seek the appropriate authorizations to conduct activities in the respective state. State licensing statutes impose a variety of requirements and restrictions on us, including:

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

LENDINGCLUB CORPORATION

WebBank is located in Utah, and Title 70C of the Utah Consumer Credit Code does not limit the amount of fees or interest that may be charged by WebBank on loans of the type offered through our lending marketplace. Only Iowa and Puerto Rico have opted out of the exportation regime under Section 525 of DIDA. We believe, however, if a state or U.S. territory in which we operate opted out of rate exportation, judicial interpretations support the view that such opt outs would apply only to loans “made” in those states. We believe that the “opt-out” of any state would not affect the ability of our lending marketplace to benefit from the exportation of rates. If a loan made through our lending marketplace were deemed to be subject to the usury laws of a state or U.S. territory that had opted-out of the exportation regime, we could become subject to fines, penalties and possible forfeiture of amounts charged to borrowers, and we could decide not to facilitate loans in that jurisdiction, which could adversely impact our growth.

State Disclosure Requirements and Other Substantive Lending Regulations. We are subject to state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, credit reporting, debt collection and unfair, deceptive, or abusive acts or practices. Our ongoing compliance program seeks to comply with these requirements.

Truth in Lending Act. The Truth in Lending Act (TILA), and Regulation Z, which implements it, require lenders to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions. These rules apply to our issuing banks as the creditors for loans facilitated through our lending marketplace, but because the transactions are carried out on our hosted website, we facilitate compliance. For closed-end credit transactions of the type provided through our lending marketplace, these disclosures include, among others, providing the annual percentage rate, the finance charge, the amount financed, the number of payments and the amount of the monthly payment. The creditor must provide these disclosures before a loan is consummated. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances. Our lending marketplace provides borrowers with a TILA disclosure at the time a borrower posts a loan request on the platform. If the borrower’s request is not fully funded and the borrower chooses to accept a lesser amount offered, we provide an updated TILA disclosure. We also seek to comply with TILA’s disclosure requirements related to credit advertising.

Equal Credit Opportunity Act. The federal Equal Credit Opportunity Act (ECOA) prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants and from using advertising or making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply both to a lender such as WebBank as the creditor for loans facilitated through our lending marketplace as well as to a party such as ourselves that regularly participates in a credit decision. Investors may also be subject to the ECOA in their capacity as purchasers of notes if they are deemed to regularly participate in credit decisions. In the underwriting of loans offered through our lending marketplace, and in all aspects of operations, both WebBank and we seek to comply with ECOA’s provisions prohibiting discouragement and discrimination. ECOA also requires creditors to provide consumers and certain small businesses with timely notices of adverse action taken on credit applications. WebBank and we provide prospective borrowers who apply for a loan through our lending marketplace but are denied credit with an adverse action notice in compliance with applicable requirements.

Fair Credit Reporting Act. The federal Fair Credit Reporting Act (FCRA), as amended by the Fair and Accurate Credit Transactions Act (FACTA), administered by the CFPB, promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report and requires furnishers to report loan payment information to credit bureaus accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report. WebBank and we have a permissible purpose for obtaining credit reports on potential borrowers, and we also obtain explicit consent from borrowers to obtain such reports. As the servicer for the loan, we report loan payment and delinquency information to appropriate consumer reporting agencies. We provide an adverse action notice to a rejected borrower on WebBank’s behalf at the time the borrower is rejected that includes

LENDINGCLUB CORPORATION

all the required disclosures. We also have processes in place to ensure that consumers are given “opt-out” opportunities, as required by the FCRA, regarding the sharing of their personal information. We have implemented an identity theft prevention program.

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

LENDINGCLUB CORPORATION

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

Bank Secrecy Act. In cooperation with WebBank, we have implemented various anti-money laundering policies and procedures to comply with applicable federal law. With respect to new borrowers and investors, we apply the customer identification and verification program rules and screen names against the list of specially designated nationals maintained by the U.S. Department of the Treasury and OFAC pursuant to the USA PATRIOT Act amendments to the Bank Secrecy Act and its implementing regulations.

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

In addition, see “Item 1A – Risk Factors – Risks Related to Our Business and Regulation.”

Foreign Laws and Regulations. We do not permit non-U.S. based individuals to register as borrowers on the platform and the Company does not facilitate loans to borrowers outside the United States. Therefore, we do not believe that we are subject to foreign laws or regulations with respect to borrowers.

Intellectual Property

To establish and protect our technology and intellectual property rights, we rely on a combination of copyright, trade secret and other rights, as well as confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. We are not dependent on any one patent or related group of patents or any other single right to use intellectual property. Despite our efforts to protect our proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or

LENDINGCLUB CORPORATION

otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as our solution. In addition, our competitors may develop products that are similar to our technology. Policing all unauthorized use of our intellectual property rights is nearly impossible, and we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.

Employees

At December 31, 2017, we had 1,837 employees and contract employees. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our employee relations to be good.

Available Information

The address of our principal executive offices is LendingClub Corporation, 71 Stevenson Street, Suite 1000, San Francisco, California, 94105. Our website address is www.lendingclub.com, and our investor relations website is located at ir.lendingclub.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

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

RISKS RELATED TO OUR BUSINESS AND REGULATION

If we do not compete effectively in our target markets, increase the loan originations facilitated through our lending marketplace, or expand our lending marketplace to new markets, we may not succeed in growing our business, and as a result our business and results of operations could be adversely affected.

The consumer and small business lending market is competitive and evolving. We compete with financial products and companies that attract borrowers, investors or both, as described in “Part I – Item 1 – Business – Competition.” Many of our competitors have significantly greater financial resources and less expensive access to capital than we do and may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than us. As a consequence, certain competitors may be able to offer lower rates to borrowers than we are able to offer, or they may be able to structure their loan products in a manner that would appear to be more attractive to a potential borrower.

To continue to grow our business, we must continue to increase loan originations through our lending marketplace by attracting a large number of new borrowers who meet our platform’s lending standards and new and existing investors to invest in these loans. Our ability to attract qualified borrowers and attract new and retain existing investors each depends in large part on the success of our marketing efforts and the competitive advantage of our products, particularly as we continue to grow our lending marketplace and introduce new loan products. If any of our marketing channels become less effective, or the cost of these channels were to significantly increase, we may not be able to attract new borrowers and attract new and retain existing investors in a cost-effective manner or convert potential borrowers and investors into active borrowers and investors in our lending marketplace. If we are unable to continue to develop and successfully implement compelling and competitive product offerings, we may not be able to attract new borrowers and attract new and retain existing investors. If our loan offerings are priced less favorably than those offered by our competitors, potential borrowers may choose to take an offer from a competitor rather than ours. If there are not sufficient qualified loans facilitated on the platform, investors may be unable to deploy their capital in a timely or efficient manner and may seek other investment opportunities. If the performance of loans facilitated through our platform is lower than expected, we may be unable to attract new and retain existing investors. If there are insufficient investor commitments or participation, borrowers may be unable to obtain investment capital for their loans and may stop using our lending marketplace for their borrowing needs, which will impact our business results. If loan originations through our platform decrease, for any reason, our financial results may be adversely affected. Furthermore, in response to the competitive landscape, if we restructure our loan products, including lowering or eliminating our transaction fees, our financial results may be adversely affected even if we are able to maintain or increase loan originations through our platform.

We incur expenses and expend resources upfront to develop, acquire and market new loan products and platform enhancements to incorporate additional features, improve functionality or otherwise make our lending marketplace more desirable to borrowers and investors.

If we are unable to maintain our relationships with issuing banks, our business will suffer.

We rely on issuing banks to originate all loans and to comply with various federal, state and other laws, as discussed more fully above in “Part I – Item 1 – Business – Relationships with Issuing Bank Partners.”

LENDINGCLUB CORPORATION

Our agreements with WebBank are non-exclusive and do not prohibit WebBank from working with our competitors or from offering competing services. WebBank currently offers loan programs through other online lending marketplaces and other alternative lenders. WebBank could decide that working with us is not in its interest or could decide to enter into exclusive or more favorable relationships with our competitors. In addition, WebBank may not perform as expected under our agreements including potentially being unable to accommodate our projected growth in loan volume. We could in the future have disagreements or disputes with WebBank or other issuing banks, which could negatively impact or threaten our relationship.

WebBank is subject to oversight by the FDIC and the State of Utah and must comply with complex rules and regulations, licensing and examination requirements, including requirements to maintain a certain amount of regulatory capital relative to its outstanding loans. We are a service provider to WebBank, and as such, we are subject to audit by WebBank in accordance with FDIC guidance related to management of third-party vendors. We are also subject to the examination and enforcement authority of the FDIC as a bank service company covered by the Bank Service Company Act. We have indemnification obligations and exposure under our agreements with WebBank, including with respect to our compliance with certain applicable laws. In the event that our relationships with such backup issuing banks change, we may need to enter into alternative arrangements with different issuing banks. If WebBank were to suspend, limit or cease its operations or our relationship with WebBank were to otherwise terminate, we would need to implement a substantially similar arrangement with another issuing bank, obtain additional state licenses or curtail our operations. To date, no backup issuing banks have originated any loans through our platform and we do not believe that we have a backup origination arrangement that could be in a position to originate loans without significant investment in time and resources, resulting in a disruption to the business. Our relationships with such backup issuing banks are subject to a number of risks and may be subject to change or termination with appropriate notice.

We believe that our relationship with WebBank is critical to our business. However, if we need to enter into alternative arrangements with a different issuing bank to replace our existing arrangements, we may not be able to negotiate a comparable alternative arrangement. Transitioning loan originations to a new issuing bank is untested and may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in our inability to facilitate loans through our platform. If we were unable to enter in an alternative arrangement with a different issuing bank, we would need to obtain a state license in each state in which we operate to enable us to originate loans, as well as comply with other state and federal laws, which would be costly and time-consuming. If we are unsuccessful in maintaining our relationships with WebBank, our ability to provide loan products could be materially impaired and our operating results would suffer.

We are regularly subject to litigation, and government and regulatory investigations, inquiries and requests, including matters related to our legacy management and the resignation of our former Chief Executive Officer.

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations such as Telephone Consumer Protection Act (TCPA) or Fair Credit Reporting Act (FCRA) violations, government and regulatory investigations, inquiries or requests, and other proceedings involving consumer protection, privacy, labor and employment, intellectual property, privacy, data protection, information security, securities, tax, commercial disputes,record retention and other matters. The number and significance of these lawsuits, investigations, inquiries and requests have increased as our business has expanded in scope and geographic reach, and our products and services have increased in complexity. We have also been subject to significant litigation and regulatory inquiries following our 2016 Board Review and the resignation of our former CEO, as discussed more fully in “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements –Note 18. Commitments and Contingencies,” below.

The scope, outcome and impact of claims, lawsuits, proceedings, investigations, inquiries and requests that we are subject to cannot be predicted with certainty. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. Furthermore, resolution of such claims, lawsuits, proceedings, investigations, inquiries and requests could result in substantial fines and penalties, which may materially and

LENDINGCLUB CORPORATION

adversely affect our business. These claims, lawsuits, proceedings, investigations, inquiries and requests could also: (i) result in reputational harm, criminal sanctions, consent decrees, orders preventing us from offering certain features, functionalities, products or services, (ii) impose third party monitoring obligations, (iii) result in a modification or suspension of our business practices, or (iv) require us to develop non-infringing or otherwise altered products or technologies. Furthermore, even following the resolution of any claims, lawsuits, proceedings, investigations, inquiries and requests against the Company, a regulatory enforcement agency could take action against one or more individuals or entities, which may require us to continue to incur significant expense for indemnification for any such individual or entity until such matters may be resolved. Any of these consequences could materially and adversely affect our business.

Holding loans on our balance sheet exposes us to credit, liquidity and interest rate risk, which may adversely affect our financial performance.

For a variety of reasons, a portion of the loans facilitated through our platform are purchased by the Company. One of these reasons is to support the Company’s securitizations and other structured finance initiatives. Another reason is to mitigate temporary portfolio imbalances on our platform, which arise when there is insufficient investor demand for certain loans available for purchase.

Circumstances may require us to hold these loans for a short period or for a longer term. While these loans are on our balance sheet we have exposure to the credit risk of the counterparties to the loans (i.e., the borrowers). In the event of a decline or volatility in the credit risk of these borrowers the value of these held loans may decline. This may adversely impact the liquidity of these held loans, which could produce losses if the Company is unable to realize their fair value or manage declines in their value, each of which may adversely affect our financial performance.

Separately, we may also use our capital to invest in loans associated with the testing or initial launch of alternative loan terms, programs or channels to establish a track record of performance prior to facilitating third-party investments in these loans.

In the event we retain a significant inventory of loans on our balance sheet, our financial condition, liquidity and results of operations will become more dependent upon the performance of the held loans.

Fluctuations in interest rates could negatively affect transaction volume.

All personal, auto, and small business loans facilitated through our lending marketplace are issued with fixed interest rates, and education and patient finance loans are issued with fixed or variable rates, depending on the type of loan. If interest rates continue to rise, investors who have already committed capital may lose the opportunity to take advantage of the higher rates, or may seek to invest capital in alternative investments. Additionally, potential borrowers could seek to defer loans as they wait for interest rates to settle, and borrowers of variable rate loans may be subject to increased interest rates. If interest rates decrease after a loan is made, borrowers through our lending marketplace may prepay their loans to take advantage of the lower rates. Investors through our lending marketplace would lose the opportunity to collect the above-market interest rate payable on the corresponding loan and may delay or reduce future loan investments. As a result, fluctuations in the interest rate environment may discourage investors and borrowers from participating in our lending marketplace and may reduce our loan originations, which may adversely affect our business.

If the credit decisioning, pricing, loss forecasting and scoring models we use contain errors, do not adequately assess risk, or are otherwise ineffective, our reputation and relationships with borrowers and investors could be harmed and our market share could decline.

Our ability to attract borrowers and investors to, and build trust in, our lending marketplace is significantly dependent on our ability to effectively evaluate a borrower’s credit profile and likelihood of default. To conduct this evaluation, we utilize credit decisioning, pricing, loss forecasting and scoring models that assign each loan offered

LENDINGCLUB CORPORATION

on our lending marketplace a grade and a corresponding interest rate. Our models are based on algorithms that evaluate a number of factors, including behavioral data, transactional data, bank data and employment information, which may not effectively predict future loan losses. If we are unable to effectively segment borrowers into relative risk profiles, we may be unable to offer attractive interest rates for borrowers and risk-adjusted returns for investors. Additionally, if these models fail to adequately assess the creditworthiness of our borrowers, we may experience higher than forecasted losses. We continually refine these algorithms based on new data and changing macro-economic conditions. However, there is no guarantee that the credit decisioning, pricing, loss forecasting and scoring models that we use have accurately assessed the creditworthiness of our borrowers, or will be effective in assessing creditworthiness in the future.

Similarly, if any of these models contain programming or other errors, are ineffective or the data provided by borrowers or third parties is incorrect or stale, our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. While we have not incurred any material liabilities to date, if these errors were to occur in the future, investors may try to rescind their affected investments or decide not to invest in loans in the future or borrowers may seek to revise the terms of their loans or reduce the use of our lending marketplace for loans.

If we are unable to accurately forecast demand for loans, our business could be harmed.

We operate a lending marketplace for consumer credit, balancing borrower demand for loans against investor demand for risk-adjusted returns. We offer credit to borrowers across a range of credit profiles and rates and we offer investment opportunities across a range of risk-adjusted returns. In the event that borrower demand at a given credit rate exceeds investor demand for that product for a given period, we may need to fund the loans due to regulatory requirements or borrower relations reasons and hold those loans on our balance sheet, which carries certain risks. See “Holding loans on our balance sheet exposes us to credit, liquidity and interest rate risk, which may adversely affect our financial performance.”

Alternatively, in the event that investor demand at a given return exceeds borrower demand for that product for a given period, there may be insufficient inventory to satisfy investor demand. If investors do not believe their demand can be met on our platform, they may seek alternative investments from ours. In the event we are unable to meet investor demand, we may be unable to meet our growth projections and our business may suffer.

The regulatory framework for our business is evolving and uncertain as federal and state governments consider new laws to regulate online lending marketplaces such as ours. New laws and regulations, including uncertainty as to how the actions of any federal or state regulator could impact our business or that of our issuing banks.

The regulatory framework for online lending marketplaces such as ours is evolving and uncertain. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our lending marketplace and the way in which we interact with borrowers and investors. For a discussion of how government regulation impacts key aspects of our business, see “Part I – Item 1 – Business – Regulatory and Compliance Framework,” “Part I – Item 1 – Business – Current Regulatory Environment, Consumer Protection Laws and Other Regulations” and “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment.”

Federal Regulatory Framework

OCC Guidance

As discussed in “Part I – Item 1 – Business – Current Regulatory Environment” above, the OCC has considered the adoption of a Fintech Charter. We cannot predict whether or when the OCC will begin accepting applications for Fintech Charters, if we will pursue a Fintech Charter or other banking charter, or how this new Fintech Charter could impact our industry, business and results of operations going forward.

LENDINGCLUB CORPORATION

Consumer Financial Protection Bureau

As discussed in “Part I – Item 1 – Business – Current Regulatory Environment” above, the CFPB previously announced that it intends to expand its supervisory authority through the use of “larger participant rules.” The CFPB has not announced specifics regarding its proposed rulemaking, and recently announced that it intends to review its policies and priorities. Consequently, there continues to be uncertainty as to how the CFPB’s strategies and priorities, including any final rules, will impact our businesses and results of operations going forward.

State Regulatory Framework

As discussed in “Part I – Item 1 – Business – Current Regulatory Environment” above, at the state level, certain states are considering the scope of their regulation and oversight of the financial technology industry. The application of state laws to our business, now or as they may be written or interpreted in the future, could have a significant impact on our ability to do business in any given state and may impact our business and results of operations going forward.

Federal and State Borrower and Consumer Protection Laws

As discussed in “Part I – Item 1 – Business – Consumer Protection Laws and Other Regulations” above, we and our issuing bank partners must comply with regulatory regimes, including those applicable to consumer credit transactions, various aspects of which are untested as applied to our lending marketplace. Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other federal and state laws may apply to the origination and servicing of loans facilitated through our lending marketplace.

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

Failure to comply with these laws and regulatory requirements applicable to our business may, among other things, limit our or a collection agency’s ability to collect all or part of the principal of or interest on loans. As a result, we may not be able to collect our servicing fee with respect to the uncollected principal or interest, and investors may be discouraged from investing in loans. In addition, non-compliance could subject us to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, rescission rights held by investors in securities offerings and civil and criminal liability, which may harm our business and our ability to maintain our lending marketplace and may result in borrowers rescinding their loans.

State Licensing Requirements

Where applicable, we will seek to comply with state small loan, loan broker, servicing and similar statutes. In U.S. jurisdictions with licensing or other requirements that we believe may be applicable to us, we comply with the relevant requirements through the operation of our lending marketplace with issuing banks or we will be seeking to obtain required licenses. Although we periodically evaluate the need for licensing in various jurisdictions, there is a risk that, at any given time, we will not have the necessary licenses to operate in all relevant jurisdictions. If we are found to not have complied with applicable laws and regulations, we could lose one or more of our licenses or

LENDINGCLUB CORPORATION

authorizations, become subject to a consent order, face other sanctions or penalties or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate loans through our lending marketplace, perform our servicing obligations or make our lending marketplace available to borrowers in particular states, which may harm our business.

If the loans facilitated through our lending marketplace were found to violate a state’s usury laws, and/or we were found to be the true lender (as opposed to our issuing bank(s)), we may have to alter our business model and our business could be harmed.

The interest rates that are charged to borrowers and that form the basis of payments to investors through our lending marketplace are enabled by legal principles including (i) the application of federal law to enable an issuing bank that originates the loan to export the interest rates of the jurisdiction where it is located, (ii) the application of common law “choice of law” principles based upon factors such as the loan document’s terms and where the loan transaction is completed to provide uniform rates to borrowers, or (iii) the application of principles that allow the transferee of a loan to continue to collect interest as provided in the loan document. WebBank, the primary issuing bank of the loans facilitated through our lending marketplace, is chartered in, and operates out of, Utah, which allows parties to generally agree by contract to any interest rate. Certain states, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate. In some jurisdictions, the maximum rate is less than the current maximum rate offered by WebBank through our platform. If the laws of such jurisdictions were found to govern the loans facilitated through our lending marketplace (in conflict with the principles described above), those loans could be in violation of such laws.

As discussed in “Part I – Item 1 – Business – Current Regulatory Environment” above, the decision of the U.S. Court of Appeals for the Second Circuit in decision in Madden v. Midland Funding, LLC could create potential liability under state statutes such as usury and consumer protection statutes.

In addition, there has been (and may continue to be) other litigation challenging lending arrangements where a bank or other third-party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination and servicing of a loan. In January 2017, the Colorado Administrator of the Uniform Consumer Credit Code filed suit against Avant, Inc., an online consumer loan platform. The Administrator asserts that loans to Colorado residents facilitated through the Avant platform were required to comply with Colorado laws regarding interest rates and fees, and that those laws were not preempted by federal laws that apply to loans originated by WebBank, the federally regulated issuing bank who originates loans through Avant’s platform, as well as through our platform. In March 2017, WebBank filed its own lawsuit in federal district court for the District of Colorado seeking declaratory relief that loans originated by WebBank are “valid when made” and are subject to federal requirements that preempt Colorado state requirements. No assurance can be given as to the timing or outcome of these matters. However, the Colorado Department of Law has reached out to us to implement a temporary resolution of any dispute regarding these issues, pending the outcome of the litigation. These matters could potentially impact the Company’s business, including the maximum interest rates and fees that can be charged and application of certain consumer protection statutes.

If a borrower were to successfully bring claims against us for state usury law violations, and the rate on that borrower’s personal loan was greater than that allowed under applicable state law, we could be subject to fines and penalties, including the voiding of loans and repayment of principal and interest to borrowers and investors. We might decide to limit the maximum interest rate on certain loans facilitated through our platform, and we might decide to originate loans under state-specific licenses, where such a ruling is applicable. These actions could adversely impact our business. Further, if we were unable to partner with another issuing bank, we would have to substantially modify our business operations from the manner currently contemplated and would be required to maintain state-specific licenses and only provide a limited range of interest rates for personal loans, all of which would substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results.

LENDINGCLUB CORPORATION

A relatively small number of investors, including LendingClub, account for a large dollar amount of investment in loans funded through our lending marketplace and other investors may exert influence over us if we experience a slowdown in a significant amount of investment capital on our platform.

A small number of loan investors account for a large dollar amount of capital on our platform. Accordingly, these loan investors may exert significant influence over us, our management and operations.

If investors pause or discontinue their investment activity, we may need to provide incentives, and enter into different additional incentive structures or terms to attract investor capital to the platform. These arrangements may have a number of different structures and terms, including alternative fee arrangements or other inducements such as the use of our equity. Failure to attract investor capital on reasonable terms may result in us having to use additional capital to invest in loans or reduce origination volume. Such actions may have a material impact on our business and results of operations and may be costly or dilutive to existing stockholders. There is no assurance that we will be able to enter into any of these transactions if necessary, or if we do, what the final terms will be.

If these inducements or investment structures are not favorable to us, or are unsuccessful in attracting sufficient investment capital to our platform, we may use a greater amount of our own capital, compared to past experience, to fulfill regulatory purchase obligations or support short-term marketplace equilibrium.

A decline in social and economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.

As a lending marketplace, we believe our customers are highly susceptible to uncertainties and negative trends in the markets driven by, among other factors, general social and economic conditions in the United States and abroad. Economic factors include interest rates, unemployment levels, natural disasters, gasoline prices, adjustments in monthly payments, adjustable-rate mortgages and other debt payments, the rate of inflation, relative returns available from competing investment products and consumer perceptions of economic conditions. Social factors include changes in consumer confidence levels and changes in attitudes with respect to incurring debt and the stigma of personal bankruptcy.

These social and economic factors may affect the ability or willingness of borrowers to make payments on their loans. Because we make payments to investors ratably only to the extent we receive the borrower’s payments on the corresponding loan, if we do not receive payments on the corresponding loan, the investor will not be entitled to any payments under the terms of the investment or whole loan purchase agreement. In some circumstances, economic factors could lead to a borrower deciding to pre-pay his or her loan obligation. While the investor would receive the return of principal, interest would no longer accrue on the loan. Accordingly, the return for the investor or whole loan purchaser would decline. Personal loans facilitated through our lending marketplace are not secured by any collateral, not guaranteed or insured by any third-party, and not backed by any governmental authority in any way. We are therefore limited in our ability to collect on the loans if a borrower is unwilling or unable to repay. Similarly, there is no penalty to borrowers if they choose to pay their loan early.

We strive to establish a lending marketplace in which annual percentage rates are attractive to borrowers and returns, including the impact of credit losses and prepayments, are attractive to investors. These external economic and social conditions and resulting trends or uncertainties could adversely impact our customers’ ability or desire to participate on our platform as borrowers or investors, thus adversely impacting the credit performance of the loans, notes, certificates and secured borrowings, which could negatively affect our business and results of operations. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment.”

LENDINGCLUB CORPORATION

If our collection efforts on delinquent loans are ineffective or unsuccessful, the return on investment for investors in those loans would be adversely affected and investors may not find investing through our lending marketplace desirable.

With the exception of our auto loan products, loans facilitated on our platform are unsecured obligations of borrowers, and they are not secured by any collateral. None of the loans facilitated on our platform are guaranteed or insured by any third party nor backed by any governmental authority in any way. We are the loan servicer for all loans supporting notes, certificates and secured borrowings, and we are the loan servicer for most, though not all, loans sold as whole loans. Our ability to collect on the loans is dependent on the borrower’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Accordingly, we and our designated third-party collection agencies may be limited in our ability to collect loans.

In addition, most investors must depend on LendingClub or our third-party collection agents to pursue collection on delinquent member loans. We generally use our in-house collections department as a first step when a borrower member misses a payment. Because we make payments ratably on an investor’s investment (or whole loan buyer’s loans) only if we receive the borrower’s payments on the corresponding loan, if we cannot adequately perform collection services, the investor or whole loan buyer will not be entitled to any payments under the terms of the investment. In the event that our initial in-house attempts to contact a borrower member are unsuccessful, we generally refer the delinquent account to the outside collection agent. Further, if collection action must be taken in respect of a loan, we or the collection agency may charge a collection fee up to 35% of any amounts that are obtained (excluding litigation). These fees will correspondingly reduce the amounts of any payments received by an investor.

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

We may incur substantial indebtedness and any failure to meet our debt obligations could adversely affect our business.

We can incur a significant amount of debt under our $120.0 million secured revolving credit facility and our $250.0 million warehouse credit facility. As of December 31, 2017, we have no outstanding balance under the secured revolving credit facility and $32.1 million in debt outstanding, in the aggregate, under our warehouse credit facilities. We may enter into additional financing arrangements, which could increase the aggregate amount of indebtedness we can incur.

Our ability to make payments on our debt, to repay our existing indebtedness when due, and to fund our business and operations and significant planned capital expenditures will depend on our ability to pay with available cash or generate cash in the future. This, to a certain extent, is subject to financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, if we cannot service our indebtedness, we may have to take actions such as utilizing available capital, limiting the facilitation of additional loans, selling assets, selling equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or negatively affect our business. We also may not be able to refinance our indebtedness or take such other actions, if necessary, on commercially reasonable terms, or at all.

Furthermore, as stated earlier, we have and may increasingly securitize assets and offer other similar structured instruments, such as our new Club Certificate product. To support these offerings and other initiatives, we have and will likely continue to use our credit facilities to finance the purchasing and holding of loans on our balance sheet,

LENDINGCLUB CORPORATION

to ultimately be used in connection with such offerings and initiatives. If, however, we are unable to consummate these types of offerings or other initiatives in accordance with our expectations, we may be required to hold loans on our balance sheet for longer than expected, or until the maturity of the loans. This may adversely impact our ability to repay our indebtedness when due and divert resources away from other projects and initiatives.

Some of our debt carries a floating rate of interest linked to various indices, including LIBOR. If a change in indices, including the discontinuation or modification of LIBOR, results in interest rate increases on our debt, debt service requirements will increase, which could adversely affect our cash flow and operating results.

Credit and other information that we receive from borrowers or third parties about a borrower may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may cause us to inaccurately price loans facilitated through our lending marketplace.

Our ability to review and select qualified borrowers depends on obtaining borrower credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and we assign loan grades to loan requests based on our lending marketplace’s credit decisioning and scoring models that take into account reported credit score, other information reported by the consumer reporting agencies and the requested loan amount, in addition to a variety of other factors. A credit score or loan grade assigned to a borrower may not reflect that borrower’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the borrower’s credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have:

•	become delinquent in the payment of an outstanding obligation;

•	defaulted on a pre-existing debt obligation;

•	taken on additional debt; or

•	sustained other adverse financial events.

In addition, borrowers supply a variety of information that is included in the loan listings on our lending marketplace, and it may be inaccurate or incomplete. To verify a borrower’s identity, income or employment, our verification process and teams connect to various data sources, directly or through third-party service providers, contact the human resources department of the borrower’s stated employer, or request pay stubs. However, we often do not verify a borrower’s stated tenure, job title, home ownership status or intention for the use of loan proceeds.

If borrowers default on loans that are not priced correctly because the information provided by the borrowers or third parties is inaccurate, investors may try to rescind their affected investments in these loans or the loans may not perform as expected and our reputation may be harmed.

Our quarterly results may fluctuate significantly and may not fully reflect the longer term underlying performance of our business.

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, including as a result of the risks set forth in this “Risk Factors” section. The increased use of our balance sheet and the timing of capital markets transactions has had an impact on the quarterly performance of the business in recent quarters, leading us to reduce the earnings guidance or perform below the expectation of equity investors in a given period. Fluctuation in quarterly results may adversely affect the price of our common stock.

Our ability to offer our notes depends upon our compliance with requirements under federal or state securities laws.

We issue borrower payment dependent notes sold pursuant to the Note Registration Statement. We qualify as a “well-known seasoned issuer,” which allows us to file automatically effective registration statements with the SEC. Under SEC rules, for certain material updates, we must file post-effective amendments, which, if we do not qualify

LENDINGCLUB CORPORATION

as a “well-known seasoned issuer,” do not become effective until declared effective by the SEC. We may fail to maintain our “well-known seasoned issuer” status if we do not file SEC reports on a timely manner or for other reasons. In addition, if we fail to file our Annual Reports on Form 10-K or quarterly reports on Form 10-Q on a timely basis or are otherwise required to suspend use of a registration statement for the notes, we could be required to suspend offering of our notes until the deficiency is resolved. Because we offer notes on a continuous basis, securities law restrictions may also limit our ability to market or advertise to potential investors.

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

Any significant disruption in service on our platform or in our computer systems, including events beyond our control, could prevent us from processing or posting payments on loans, reduce the attractiveness of our lending marketplace and result in a loss of borrowers or investors.

In the event of a platform outage and physical data loss, our ability to perform our servicing obligations, process applications or make loans available on our lending marketplace would be materially and adversely affected. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are

LENDINGCLUB CORPORATION

critical to our operations, customer service, reputation and our ability to attract new and retain existing borrowers and investors. Our platform systems are mirrored between two third-party owned and operated facilities. Our primary location is in Las Vegas, Nevada and is operated by Switch, Inc. Our secondary location is located in Santa Clara, California and is operated by CenturyLink. Our operations depend on each provider’s ability to protect its and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or attempts to harm our systems, criminal acts and similar events. If our arrangement with either provider is terminated or if there is a lapse of service or damage to their facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities.

Any interruptions or delays in our service, whether as a result of third-party error, our error, natural disasters, terrorism, other man-made problems, or security breaches, whether accidental or willful, could harm our relationships with our borrowers and investors and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on the loans, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause borrowers and investors to abandon our lending marketplace, any of which could adversely affect our business, financial condition and results of operations.

Fraudulent activity associated with our lending marketplace could negatively impact our operating results, brand and reputation and cause the use of our loan products and services to decrease and our fraud losses to increase.

We are subject to the risk of fraudulent activity associated with our lending marketplace, issuing banks, borrowers, investors and third parties handling borrower and investor information. We have taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. Under our agreements with investors, we are obligated to repurchase loans in cases of confirmed identity theft. The level of our fraud charge-offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity or significant increases in fraudulent activity could lead to regulatory intervention, negatively impact our operating results, brand and reputation and lead us to take steps to reduce fraud risk, which could increase our costs.

In addition, in the past, third parties have attempted to defraud individuals, some of whom may be potential customers of ours, by misappropriating our logos and represented themselves as LendingClub in e-mail campaigns to e-mail addresses that have been obtained outside of LendingClub. In one particular scheme, these third parties have represented to individuals that they may obtain a loan if they pay an “advance fee.” Individuals who believe that the campaigns are genuine may forward funds to these unaffiliated third parties. We take steps to prevent these and other third-party fraud schemes; however, we cannot always be successful in preventing individuals from suffering losses in these schemes. Individuals who suffer damages due to the actions of these unaffiliated third parties may negatively view LendingClub, causing damage to our brand and reputation and reducing our business.

Our ability to protect the confidential information of our borrowers and investors may be adversely affected by cyber-attacks, internal employee or other insider misconduct, computer viruses, physical or electronic break-ins or similar disruptions.

Our business involves the collection, storage, processing and transmission of customers’ personal data, including financial information of borrowers and investors. The highly automated nature of our lending marketplace and our reliance on digital technologies may make it an attractive target and potentially vulnerable to cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions. In addition, in certain circumstances we utilize third-party vendors, including cloud applications and services, to facilitate the servicing of borrower and investor accounts. Under these arrangements, these third-party vendors require access to certain customer data for the purpose of servicing the accounts. While we have taken steps to protect confidential information that we have

LENDINGCLUB CORPORATION

access to, our security measures or those of our third-party vendors could be breached. Any accidental or willful security breaches or other unauthorized access to our lending marketplace or servicing systems could cause confidential borrower and investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, third-party vendor error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, our relationships with borrowers and investors could be severely damaged, and we could incur significant liability.

The techniques used to obtain unauthorized, improper or illegal access to our systems, our data or customers’ data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. Unauthorized parties may attempt to gain access to our systems or facilities through various means, including, among others, hacking into the systems or facilities of us or our partners or customers, or attempting to fraudulently induce our employees, partners, customers or others into disclosing user names, passwords, or other sensitive information, which may in turn be used to access our information technology systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect.

Federal and state regulators and many federal and state regulations require notice if data security breaches involve certain personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause borrowers and investors to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, we could lose borrowers, investors and ecosystem partners and our business and operations could be adversely affected. Additionally, our insurance policies carry a self-insured retention and coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies.

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

Third party service disruptions may prevent us from being able to score and decision loan applicants, which may adversely affect our business.

Our credit decisioning and scoring models are based on algorithms that evaluate a number of factors and currently depend on sourcing certain information from third parties, including consumer reporting agencies, such as TransUnion, Experian or Equifax. In the event that any of third party from which we source information experiences a service disruption, whether as a result of maintenance, error, natural disasters, terrorism or security breaches, whether accidental or willful, our ability to score and decision loan applications may be adversely impacted. This may result in us being unable to approve otherwise qualified applicants, which may adversely impact our business by negatively impacting our reputation and reducing the number of loans we are able to facilitate.

LENDINGCLUB CORPORATION

Negative publicity and unfavorable media coverage could negatively affect our business.

Negative publicity about our industry or our company, including with respect to the quality and reliability of our lending marketplace, effectiveness of the credit decisioning or scoring models used in the lending marketplace, the effectiveness of our collection efforts, statements regarding investment returns, changes to our lending marketplace, our ability to grow our borrower and investor base at a rate expected by the market, our ability to effectively manage and resolve borrower and investor complaints, our ability to manage borrower and investor accounts in compliance with regulatory requirements which may not be clear, privacy and security practices, use of loan proceeds by certain borrowers of ours or other companies in our industry for illegal purposes, litigation, regulatory activity and the experience of borrowers and investors with our lending marketplace or services, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our lending marketplace, which could harm our business and operating results. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by our partners or partners of partners, other online lending marketplaces, outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, inadequate protection of borrower and investor information and compliance failures and claims.

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

We receive, transmit and store a large volume of personally identifiable information and other user data. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous U.S. and international jurisdictions, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. This regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. Our failure to comply with applicable privacy policies or federal, state or foreign laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation, discourage potential borrowers or investors from using our lending marketplace or result in fines or proceedings brought against us, our issuing banks or other third parties by governmental agencies, borrowers, investors or other third parties, one or all of which could adversely affect our business, financial condition and results of operations. In addition to laws, regulations and other applicable common law rules regarding privacy and privacy advocacy, industry groups or other private parties may propose new and different privacy standards. We could also be subject to liability for the inappropriate use of information made available by us. Because the interpretation and application of privacy and data protection laws and privacy standards are still uncertain, it is possible that these laws or privacy standards may be interpreted and applied in a manner that is inconsistent with our practices. Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and privacy standards, could result in additional cost and liability for us, damage our reputation, inhibit use of our lending marketplace and harm our business.

Risk retention rules and recent developments in our business may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results.

We have been using, and may increasingly use, securitizations and other structured financing transactions, like our CLUB Certificates, as a source of liquidity and financing for our business. Such transactions provide us with additional sources of investor demand for the consumer loans facilitated through our platform. If credit rating downgrades, market volatility, market disruptions, regulatory requirements or other factors impede our ability to complete additional structured financing transactions on a timely basis or upon terms acceptable to us, our ability to fund our business may be adversely affected.

LENDINGCLUB CORPORATION

Effective as of December 24, 2016, “risk retention” rules promulgated by U.S. federal regulators under the Dodd-Frank Act (the U.S. Risk Retention Rules) require a “securitizer” or “sponsor” of a securitization transaction to retain, directly or through a “majority-owned affiliate” (each as defined in the U.S. Risk Retention Rules), in one or more prescribed forms, at least 5% of the credit risk of the securitized assets. For the securitization transactions for which we have acted as “sponsor,” we have sought to satisfy the U.S. Risk Retention Rules by retaining a “vertical interest” (as defined in the U.S. Risk Retention Rules) through either a majority-owned affiliate (MOA) or directly on our balance sheet. For any CLUB Certificate transactions, we have sought to satisfy the U.S. Risk Retention Rules by retaining a 5% interest in the CLUB Certificate issued by the applicable series trust. See “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Basis of Presentation” and “Part II – Item 8 – Financial Statements and Supplementary Data – Note 6. Securitizations and Variable Interest Entities.” In addition, in order to facilitate certain investor offerings in Europe, we have structured two of the securitizations for which we have acted as “sponsor” in 2017 to comply with the risk retention and ongoing monitoring and diligence requirements of Articles 404-410 of the CRR, as supplemented by E.U. secondary legislation, including Commission Delegated Regulation (EU) No. 625/2014, Articles 50-56 of the AIFM Regulation, and Articles 254-257 of the Solvency II Regulation, together with any related technical standards or guidelines (the E.U. Risk Retention Rules). We have sought to satisfy the E.U. Risk Retention Rules by retaining a “material net economic interest” (as defined in the E.U. Risk Retention Rules) directly on our balance sheet.

Furthermore, we have also participated in other securitizations for which we have determined that we are not the “sponsor,” and accordingly, we have not sought to comply with any requirements that would be applicable to the “sponsor” of those transactions. The U.S. Risk Retention Rules are subject to varying interpretations, and one or more regulatory or governmental authorities could take positions with respect to the U.S. Risk Retention Rules that conflict with, or are inconsistent with, the U.S. Risk Retention Rules as understood or interpreted by us, the securitization industry generally, or past or current regulatory or governmental authorities. There can be no assurance that applicable regulatory or governmental authorities will agree with any of our determinations described above, and if such authorities disagree with such determinations, we may be exposed to additional costs and expenses, in addition to potential liability. Furthermore, we expect that compliance with the U.S. Risk Retention Rules (and other related laws and regulations), as currently understood by us, may entail the implementation of new forms, processes, procedures, controls and infrastructure. Such implementation may be costly and may adversely affect our operating results.

In addition to the increased costs we expect to be generated by our efforts to comply with the U.S. Risk Retention Rules and the E.U. Risk Retention Rules, as applicable, which may be significant, we expect the U.S. Risk Retention Rules and the E.U. Risk Retention Rules, as applicable, to tie up our capital, which could potentially have been deployed in other ways that could have generated better value for our shareholders. Holding risk retention interests or loans in contemplation of structured financing increases our exposure to the performance of the loans that underlie or are expected to underlie those transactions. Accordingly, although compliance with the U.S. Risk Retention Rules and the E.U. Risk Retention Rules, as applicable, would be expected to more closely align our incentives with those of the investors in our loans, it is also expected that poor loan performance may have a heightened adverse effect on the value of our shares. This may exacerbate the negative effects of poor loan performance on the value of our shares.

If we breach representations or warranties that we made in our securitization, whole loan or CLUB Certificate transactions, or if either we suffer a direct or indirect loss in our retained interests in these transactions, our financial condition could be harmed.

In 2017 we sponsored four sales of unsecured personal whole loans through asset-backed securitizations. In connection with these securitizations, as well as our whole loan and CLUB Certificate transactions, we made certain customary representations, warranties and covenants. If there is a breach of those representations and warranties that materially and adversely affects the value of the subject loans, then we will be required to either cure the breach, repurchase the affected loans from the issuing entity, replace the affected loans with another loan or make a loss of value payment, as the case may be. Any losses that result could be material and have an adverse effect on our financial condition.

LENDINGCLUB CORPORATION

For a description of the interests we have retained in connection with complying with risk retention rules applicable to us as a sponsor of securitization transactions, see “Risk retention rules and recent developments in our business may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results.” In the event that we suffer losses on all or a portion of the interests in any securitization transaction that we have retained (whether to comply with applicable risk retention rules or otherwise), our financial condition could be harmed.

We may enter into similar transactions in the future and those transactions could likely entail similar and other substantial risks.

From time to time we may evaluate and potentially consummate acquisitions or other strategic transactions, which could require significant management attention, disrupt our business and adversely affect our financial results.

We may evaluate and consider strategic transactions, combinations, acquisitions, dispositions or alliances. These transactions could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction and, even if we do consummate such a transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

Any strategic transaction, combination, acquisition, disposition or alliance will involve risks encountered in business relationships, including:

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

We may not make any transactions, combinations, acquisitions, dispositions or alliances, or any future transactions, combinations, acquisitions, dispositions or alliances may not be successful, may not benefit our business strategy, may not generate sufficient revenue to offset the associated costs or may not otherwise result in the intended benefits. Any transactions, combinations, acquisitions, dispositions or alliances may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results

LENDINGCLUB CORPORATION

of operations and dilute the economic and voting rights of our stockholders and the interests of holders of our indebtedness. In addition, we cannot assure you that any future acquisition of new businesses or technology will lead to the successful development of new or enhanced loan products and services or that any new or enhanced loan products and services, if developed, will achieve market acceptance or prove to be profitable.

If we were required to register as a broker-dealer under federal or state law, our costs could significantly increase or our operations could be impaired.

We issue securities and, in certain instances, offer them directly to investors. We are not registered as a broker-dealer with the SEC nor do we operate as a registered broker-dealer in any jurisdiction. This limits the methods and manners by which we may market and sell our securities. If a regulatory body were to find that our activities require us to register as a broker-dealer or to market and sell our securities only through a registered broker-dealer, we could be subject to fines, rescission offers or other penalties, and our compliance costs and other costs of operation could increase significantly.

We have incurred net losses in the past and may incur net losses in the future.

As of December 31, 2017, our accumulated deficit was $389.4 million. We anticipate that our operating expenses will continue to be elevated for the foreseeable future as we continue to enhance our compliance systems, reestablish the growth of our business, attract borrowers, investors and partners, continue to defend the Company and indemnify individuals in connection with ongoing litigation and regulatory matters and further enhance and develop our loan products, lending marketplace and platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur additional net losses in the future and may not maintain profitability on a quarterly or annual basis.

We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act of 1940.

In general, a company that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities may be deemed to be an investment company under the Investment Company Act of 1940, as amended (Investment Company Act). The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and we intend to continue to conduct, our business in a manner that does not result in our company being characterized as an investment company. To avoid being deemed an investment company, we may decide not to broaden our offerings, which could require us to forego attractive opportunities. We may also apply for formal exemptive relief to provide additional clarity on our status under the Investment Company Act. We may not receive such relief on a timely basis, if at all, and such relief may require us to modify or curtail our operations. If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would materially adversely affect our business, financial condition and results of operations.

We design, create and offer products and services, including our platform, which incorporate proprietary technologies that involve risks and we may not realize the degree or timing of benefits anticipated.

We operate a platform to offer proprietary credit products to borrowers and exposure to credit for investors. Our products and services operate in a very dynamic industry and, to stay relevant and effective, we will utilize technology to develop our products and design our platform for greater efficiency. We expect spending in technology and data management and science will increase over time as we add computer scientists, designers, software engineers, data scientists and other employees. We seek to invest efficiently in several areas of technology and data and expansion of new and existing product categories and service offerings, such as our platform product. We also invest in our technology infrastructure to enhance the customer experience, improve our processes and more efficiently match borrower and investor demand. To best take advantage of these continued advances in technology, we are investing in initiatives to build and deploy proprietary and efficient software.

LENDINGCLUB CORPORATION

We seek to achieve growth through the design, development, and support of our products and services, including a proprietary loan platform that incorporates advanced technologies. Our products and services, including our platform, change as we invest substantial amounts in research and development efforts to pursue advancements and better use our data. If our design and development efforts are delayed, or if third-party developers cannot timely deliver or perform to our standards, we may not meet customers’ schedules or expectations. Such issues could result in material additional costs, including penalties that could be assessed under existing contractual provisions. Our ability to realize the anticipated benefits of our technological advancements depends on a variety of factors, including meeting development, production, third-party requirements and approval and regulatory approval schedules; execution of internal and external performance plans; availability of third-party developers and suppliers; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends in our markets; validation of proprietary technologies; the level of customer interest in new technologies and products; and borrower and investor acceptance of our products and products that incorporate technologies we develop. These products and services may incorporate additional technologies developed by third parties and involve additional risks and uncertainties. As a result, the performance and market acceptance of these third-party products and services could affect the level of customer interest and acceptance of our own products in the marketplace.

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

In addition, some of our agreements with platform investors contain provisions regarding the manner in which our lending marketplace platform product operates that could constrain the manner in which our lending marketplace platform product can develop, particularly with respect to how loans are selected for investment. Some of these agreements provide for significant damages in the event of a breach. These agreements could constrain the development of the marketplace or result in significant damages that could impact our results in a given period.

Our lending marketplace platform allows investors to select loans manually and build their portfolio note by note or, alternatively, by using our automated investing service to select loans based on investment criteria selected by the investor. Certain loans selected by manual service investors may be unavailable when the automated investing service orders are placed. Accordingly, the returns of the note holders using the automated investing service may vary from the returns of the note holders using the manual service, which may be higher than our automated investing service if manual service investors are able to identify and select higher performing loans.

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

LENDINGCLUB CORPORATION

Any delay in the implementation of our technology systems could disrupt our operations and cause unanticipated increases in our costs.

We believe the technology platform that powers our lending marketplace enables us to deliver solutions to borrowers and investors and provides a significant time and cost advantage over traditional banks. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, customer service, reputation and our ability to attract new and retain existing borrowers and investors. In addition, our future growth prospects are highly dependent on our ability to implement changes to our technology platform to support the future demands of our customers and industry. Our failure to implement changes to our technology platform and adapt to our customers’ changing technological needs and requirements or to hire and retain qualified personnel and maintain our engineering and technological expertise could have a material adverse effect on our operations.

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

LENDINGCLUB CORPORATION

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

We believe our success depends on the efforts and talents of our employees, including software engineers, financial personnel and marketing professionals. Our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees. Competition for highly skilled technical and financial personnel, particularly in the San Francisco Bay Area, is extremely intense. We have had a high attrition rate from employees and have seen that attrition rate increase. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. Additionally, changes in U.S. immigration policy may make it difficult to renew or obtain visas for certain highly skilled employees that we have hired or are recruiting.

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

If our registered investment advisor, LendingClub Asset Management, LLC (LCAM) (formerly known as LC Advisors, LLC), were found to have violated the Investment Advisers Act, our ability to raise sufficient investor commitments to meet borrower demand could be impaired.

Our subsidiary, LCAM, acts as an advisor to certain private funds and accredited investors, including those that invest in managed accounts that rely on a third-party adviser or manager to manage their investment through our lending marketplace. Registered investment advisers are subject to a number of regulatory and legal requirements, including fiduciary duties, conflicts of interest, advertising restrictions and custody requirements.

As previously described, the 2016 Board Review discovered that the investment parameters of one of the funds advised by LCAM, specifically with respect to the allocation of 60-month loans held by the fund, was out of tolerance. Further, we reviewed the methodologies used to determine the net asset values and monthly return figures reported for six private investment funds managed by LCAM and determined that adjustments were made to the valuation of the Fund’s assets that were not consistent with generally accepted accounting principles (GAAP). These adjustments affected the direction and the specific returns reported in monthly statements sent to limited partners. We reimbursed limited partners who, during the life of any fund, entered or exited the funds and were adversely impacted by these adjustments. We subsequently liquidated the assets held in six of the funds advised by LCAM and distributed the proceeds to investors, some of whom elected to roll their proceeds into newly created private funds advised by LCAM. As previously disclosed, these matters were included in the 2016 Board Review, and such matters are being reviewed by the SEC and other state and federal regulatory agencies.

We believe we have conducted, and we intend to continue to conduct, the business of LCAM in substantial compliance with the Investment Advisers Act of 1940, as amended (Investment Advisers Act) and applicable

LENDINGCLUB CORPORATION

fiduciary duties. If, however, we are deemed to have breached any of our obligations under the Investment Advisers Act, the activities of LCAM could be restricted, suspended or even terminated.

Short of any regulatory enforcement action, because LCAM is the general partner or investment manager for a series of private funds, we could be perceived as having a conflict of interest regarding access to loans versus other platform investors. While we have implemented controls and processes to mitigate any potential conflicts of interest, those controls and processes may prove to be ineffective. If this were to occur, our ability to provide investors with the opportunity to invest through private funds and managed accounts could be severely curtailed, our reputation could be damaged and we may not be able to sufficiently meet borrower and investor demand for loans, which could harm our business.

Investors in the limited partnership interests offered by LCAM or CLUB Certificates offered by the Company may be deemed to have been solicited by general solicitation or general advertising, and such investors could seek to rescind their purchase.

We offer member payment dependent notes publicly pursuant to the Note Registration Statement. In addition, the Company and LCAM offer CLUB Certificates and limited partnership interests, respectively. These offerings by the Company and LCAM are made privately with potential investors and separate from the public offering of the notes. Because of the fact-specific nature of what types of activities might constitute a general solicitation or general advertising, it is possible that some of these investors could assert that they became interested in an investment in these private offerings by LCAM or the Company through a general solicitation or general advertising with regard to those offerings or the public offering of notes. If it was determined that an investor’s interest in the CLUB Certificates or limited partnership interests was the result of a general solicitation or general advertisement, the investor could claim that the sale of CLUB Certificates or limited partnership interests violated Section 5 of the Securities Act and could seek to rescind their purchase or seek other remedies, subject to any applicable statute of limitations. We would contest vigorously any claim that a violation of the Securities Act occurred, however, litigation is inherently uncertain and can be expensive and time consuming.

We have not reviewed our compliance with foreign laws regarding the participation of non-U.S. residents on our lending marketplace.

From time to time, non-U.S. residents invest in loans directly through our lending marketplace. We are not experts with respect to all applicable laws in the various foreign jurisdictions from which an investor may be located, and we cannot be sure that we are complying with applicable foreign laws. Failure to comply with such laws could result in fines and penalties payable by us, which could reduce our profitability or cause us to modify or delay planned expansions and expenditures, including investments in our growth. In addition, any such fines and penalties could create negative publicity, result in additional regulatory oversight that could limit our operations and ability to succeed, or otherwise hinder our plans to expand our business internationally.

Our ability to use our deferred tax assets to offset future taxable income may be subject to certain limitations that could subject our business to higher tax liabilities.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. The Tax Cuts and Jobs Act (the Tax Act) enacted on December 22, 2017, makes broad and complex changes to the U.S. tax code. While future interpretative guidance of the Tax Act and how many U.S. states will incorporate these federal law changes may have an impact on our business, the Tax Act’s reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, has reduced our deferred tax asset associated with net operating loss carryforwards (NOLs). A lack of future taxable income would adversely affect our ability to utilize our NOLs.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership as well as other changes that may be outside of our control, could

LENDINGCLUB CORPORATION

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

Finally, further changes to the federal or state tax laws or technical guidance relating to the Tax Act that would further reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. Our tax attributes as of December 31, 2017 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Our credit facilities provide our lenders with first-priority liens against substantially all of our assets and contains certain affirmative and negative covenants and other restrictions on our actions, and could therefore limit our operational flexibility or otherwise adversely affect our financial condition.

We have certain credit facilities that contain restrictive covenants relating to our capital raising activities and other financial and operational matters. These restrictive covenants may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

If we fail to perform under the loan agreements for these credit facilities by, for example, failing to make timely payments or failing to comply with the required total leverage ratio, our operations and financial condition could be adversely affected. For more information regarding the covenants and requirements, see “Part II – Item 8 – Financial Statements and Supplementary Data – 13. Debt” included in this Report.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our stock price has been and will likely continue to be volatile.

Our stock price has declined significantly since the end of the first quarter of 2016 and has exhibited substantial volatility. Our stock price may continue to fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; changes in the credit performance on our platform; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions.

In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock, including us, have been subject to securities class action litigation. We have been the target of this type of litigation and may continue to be a target in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

LENDINGCLUB CORPORATION

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

Under the terms of the notes offered through our lending marketplace, we are obligated to pay principal and interest on each note on a non-recourse basis only if and to the extent that we receive principal, interest or late fee payments from the borrower on the corresponding loan, but the notes become fully recourse to us if we fail to pay such obligation, which would include being prohibited from making such payments as a result of a bankruptcy or similar proceeding, or if we breach a covenant under the indenture governing the notes. In a bankruptcy or similar proceeding due to a default under current or future indebtedness, an action for repurchase or rescission of securities or other event, there is uncertainty regarding whether a holder of a note has any right of payment from our assets other than the corresponding loan. It is possible that a note holder could be deemed to have a right of payment from both the corresponding loan and from some or all of our other assets, in which case the note holder would have a claim to the proceeds of our assets that is senior to any right of payment of the holders of our common stock, regardless of whether we have received any payments from the underlying borrower, making it highly unlikely that there would be any value recoverable by our stockholders.

We are subject to ownership concentration by certain significant stockholders.

Ownership of our common stock is concentrated among certain stockholders. For example, Shanda Investment Group Limited beneficially owns shares of our common stock representing approximately 20% of LendingClub Corporation’s voting power as of December 31, 2017. We do not have any restrictions on any stockholder in favor of LendingClub Corporation other than as may be required by applicable law. Any single stockholder with a significant concentration could determine to vote shares in a manner that may be contrary to the interests of other minority stockholders, or such stockholder could sell shares in a manner that could affect our stock price. In addition, the concentration of shares may act as a deterrent to other potential investors purchasing our stock.

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

LENDINGCLUB CORPORATION

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

In April 2015, the Company entered into a lease agreement for approximately 112,000 square feet of additional office space in San Francisco, California. In August 2017, this lease agreement was amended to add 15,000 square feet of additional office space. The amended lease agreement expires in April 2026 with the right to renew the lease term for two consecutive renewal terms of five years each.

The Company has additional leased office space of approximately 26,000 square feet in Westborough, Massachusetts, under a lease agreement that expires in July 2021.

Item 3. Legal Proceedings

The information set forth under “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 18. Commitments and Contingencies” of this Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

LENDINGCLUB CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

LendingClub’s stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “LC.” The following table sets forth the high and low sales price per share of LendingClub’s common stock as reported on the NYSE for the periods indicated:

Year Ended December 31,	2017		2016
	High	Low	High	Low
First Quarter	$6.79	$4.99	$11.25	$6.34
Second Quarter	$6.17	$5.17	$8.41	$3.44
Third Quarter	$6.47	$4.92	$6.58	$4.03
Fourth Quarter	$6.56	$3.29	$6.56	$4.64

Holders of Record

As of January 31, 2018, there were 58 holders of record of LendingClub’s common stock. The closing market price per share on that date was $3.66. Because many of LendingClub’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

LendingClub has not paid cash or other dividends since its inception, and does not anticipate paying cash or other dividends in the foreseeable future.
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

The following graph compares the cumulative total return to stockholders of LendingClub’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (S&P 500) and the Dow Jones Internet Composite Index (DJ Internet Composite). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in LendingClub’s common stock and in each index at market close on December 11, 2014, the date LendingClub’s common stock began trading on the NYSE, and its relative performance is tracked through December 29, 2017. The returns shown are based on historical results and are not intended to suggest future performance.

	December 11, 2014	December 31, 2014	December 31, 2015	December 30, 2016	December 29, 2017
LendingClub Corporation	$100	$107.98	$47.16	$22.41	$17.63
Standard & Poor’s 500 Index	$100	$101.16	$100.42	$110.00	$131.36
Dow Jones Internet Composite Index	$100	$101.72	$124.20	$133.23	$183.97

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Item  7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in this Report (in thousands, except share and per share data):

LENDINGCLUB CORPORATION

As of and for the Year Ended December 31,	2017		2016		2015	2014 (1)	2013
Statement of Operations Data:
Net revenue:
Transaction fees	$448,608		$423,494		$373,508	$197,124	$85,830
Investor fees (2)	87,108		79,647		43,787	17,491	7,034
Gain (Loss) on sales of loans (2)	23,370		(17,152)		4,885	(3,569)	3,862
Other revenue (2)	6,436		9,478		4,517	2,366	1,249
Net interest income and fair value adjustments:
Interest income	611,259		696,662		552,972	354,453	187,507
Interest expense	(571,424)		(688,368)		(549,740)	(356,615)	(187,447)
Net fair value adjustments (2)	(30,817)		(2,949)		14	(122)	(33)
Net interest income (expense) and fair value adjustments (2)	9,018	8,294	5,345	3,232,000	3,246	(2,284)	27
Total net revenue	574,540		500,812		429,943	211,128	98,002
Operating expenses: (3)
Sales and marketing	229,865		216,670		171,526	85,652	37,431
Origination and servicing	86,891		74,760		61,335	37,326	17,978
Engineering and product development	142,264		115,357		77,062	38,518	15,528
Other general and administrative	191,683		207,172		122,182	81,136	19,757
Class action litigation settlement	77,250		—		—	—	—
Goodwill impairment	—		37,050		—	—	—
Total operating expenses	727,953		651,009		432,105	242,632	90,694
Income (loss) before income tax expense	(153,413)		(150,197)		(2,162)	(31,504)	7,308
Income tax expense (benefit)	632		(4,228)		2,833	1,390	—
Consolidated net income (loss)	(154,045)		(145,969)		(4,995)	(32,894)	7,308
Less: Loss attributable to noncontrolling interests	(210)		—		—	—	—
LendingClub net income (loss)	$(153,835)		$(145,969)		$(4,995)	$(32,894)	$7,308
Net income (loss) per share attributable to LendingClub:
Basic (3) (4)	$(0.38)		$(0.38)		$(0.01)	$(0.44)	$—
Diluted (3) (4)	$(0.38)		$(0.38)		$(0.01)	$(0.44)	$—
Weighted-average common shares - Basic (4) (5)	408,995,947		387,762,072		374,872,118	75,573,742	51,557,136
Weighted-average common shares - Diluted (4) (5)	408,995,947		387,762,072		374,872,118	75,573,742	81,426,976
Consolidated Balance Sheet Data:
Cash and cash equivalents (5)	$401,719		$515,602		$623,531	$869,780	$49,299
Securities available for sale	117,573		287,137		297,211	—	—
Loans held for investment at fair value (2)	2,932,325		4,295,121		4,552,623	2,798,145	1,828,671
Loans held for investment by the Company at fair value (2)	361,230		16,863		3,458	360	371
Loans held for sale by the Company at fair value	235,825		9,048		—	—	—
Total assets (1) (4)	4,640,831		5,562,631		5,793,634	3,890,054	1,943,395
Notes, certificates and secured borrowings at fair value	2,954,768		4,320,895		4,571,583	2,813,618	1,839,990
Total liabilities	3,713,074		4,586,861		4,751,774	2,916,835	1,875,301
Total LendingClub stockholders’ equity (5)	$922,495		$975,770		$1,041,860	$973,219	$68,094

(1)
In April 2014, the Company completed the Springstone acquisition. The Company’s consolidated financial statements include Springstone’s financial position and results of operations from the acquisition date.

LENDINGCLUB CORPORATION

(2)
Prior period amounts have been reclassified to conform to the current period presentation. See “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Basis of Presentation” for additional information.

(3)	Includes stock-based compensation expense as follows:

Years Ended December 31,	2017	2016	2015	2014	2013
Sales and marketing	$7,654	$7,546	$7,250	$5,476	$1,147
Origination and servicing	4,804	4,159	2,735	1,653	424
Engineering and product development	22,047	19,858	11,335	6,445	2,336
Other general and administrative	36,478	37,638	29,902	23,576	2,376
Total stock-based compensation expense	$70,983	$69,201	$51,222	$37,150	$6,283

(4)
In April 2014, the Company’s board of directors approved a two-for-one stock split of LendingClub’s outstanding capital stock and in August 2014, the Company’s board of directors approved another two-for-one stock split of LendingClub’s outstanding capital stock, which became effective in September 2014. All share and per share data in this table has been adjusted to reflect these stock splits.

(5)
In December 2014, LendingClub registered 66,700,000 shares of our common stock in its initial public offering at the initial offering price of $15.00 per share. In connection with this stock offering, all outstanding shares of convertible preferred stock were converted into LendingClub’s common stock.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes that appear in this Annual Report on Form 10-K (Report). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Report, particularly in Part 1 – Item 1A – Risk Factors.

Overview

LendingClub operates America’s largest online lending marketplace platform that connects borrowers and investors. We believe a technology-powered lending marketplace is a more efficient mechanism to allocate capital between borrowers and investors than the traditional banking system. Qualified consumers and small business owners borrow through LendingClub to lower the cost of their credit and enjoy a better experience than that provided by traditional banks.

The LendingClub platform offers investors access to an asset class that has generally been closed to many investors and only available on a limited basis to institutional investors. The capital to invest in the loans enabled through our lending marketplace comes directly from a wide range of investors, including retail investors, high-net-worth individuals and family offices, banks and finance companies, insurance companies, hedge funds, foundations, pension plans and university endowments.

Loans that are facilitated through our lending marketplace are funded by the issuance of notes to our retail investors, the issuance of certificates or the sale of whole loans to institutional investors, or invested in directly by the Company. To expand the Company’s investor base, in 2017 the Company developed the capability to support the securitization of loans. In the second half of 2017, the Company used its own capital to purchase loans to facilitate this newly developed securitization capability, including sponsoring its first four securitization transactions and closing two CLUB Certificates transactions. We intend to use more of our capital to fund the purchase of loans for future securitizations or loan sales. We also, from time to time, use our own capital to fulfill contractual purchase obligations for loans funded without a matched third-party investor, as more fully described in “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18. Commitments and Contingencies – Purchase Commitments.” Additionally, we may use our own capital to invest in loans or interests backed by loans to fulfill regulatory obligations, support short-term marketplace equilibrium, make accommodations to customers, comply with risk retention requirements applicable to sponsors of securitization transactions, or to test and establish a track record of performance for new or alternative loan terms, programs, or channels.

We generate revenue primarily from transaction fees from our lending marketplace’s role in accepting and decisioning applications for our bank partners to enable loan originations, investor fees that include servicing fees from investors for various services, including servicing and collection efforts and matching available loan assets with capital and management fees from investment funds and other managed accounts, gains on sales of whole loans sold, interest income earned net of interest expenses and fair value gains/losses from loans held on our balance sheet.

The transaction fees we receive from issuing banks in connection with our lending marketplace’s role in facilitating loan originations range from 1% to 7% of the initial principal amount of the loan. In addition, for education and patient finance loans, we also collect fees earned from issuing banks and fees from the related education and patient service providers.

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

Since beginning operations in 2007, our lending marketplace has facilitated $33.6 billion in loan originations. These loans were facilitated through the following investment channels: (i) the issuance of member payment dependent notes, (ii) the sale of trust certificates, (iii) the sale of whole loans (or interests backed by whole loans) either directly to qualified investors or indirectly through asset-backed securitization transactions, or (iv) invested in by the Company. In 2017, our marketplace facilitated $9.0 billion of loan originations, of which $1.1 billion were invested in through member payment dependent notes, $0.7 billion were invested in through trust certificates, $5.6 billion were invested in through whole loan sales, and $1.6 billion were invested in by the Company. Of the loans invested in by the Company, $198.5 million were securitized or contributed to CLUB Certificates and sold and $791.8 million were sold to whole loan investors during the year ended December 31, 2017. In 2016, our marketplace facilitated over $8.7 billion of loan originations, of which approximately $1.3 billion were invested in through member payment dependent notes, $1.4 billion were invested in through trust certificates and $6.0 billion were invested in through whole loan sales. See “Part I – Item 1A – Risk Factors – A decline in social and economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.”

Current Economic and Business Environment

LendingClub monitors a variety of economic, credit and competitive indicators in connection with operating its online lending marketplace platform.

Our approach to risk-management is a data-driven, continuous and proactive process that runs against a constantly shifting set of conditions. Our online lending marketplace platform seeks to adapt to changing marketplace conditions, including by leveraging market and loan performance data to propose changes to underwriting or pricing models for the related issuing bank’s approval.

During the first half of 2016, we began to observe pockets of underperformance in higher risk segments. This trend was subsequently observed across all loan grades in the second half of 2016, although it was most pronounced in higher risk grades, particularly grades E, F and G. We responded to these observations by working with the issuing banks who originate loans facilitated through our platform to implement changes intended to optimize applicable credit policies several times in 2016, and again in January and May of 2017. We observed an increase in pre-payment rates in 2017 in the higher risk prime grades, specifically F & G grades in our standard program. Accordingly, in November 2017 we decided to suspend the offering of F & G grade notes for investment by retail investors. We are currently facilitating the issuance of F & G grade loans through our platform, but these loans are currently offered to private investors only. We currently hold these F & G grade loans on our balance sheet as we continue to observe the performance of loans within these grades, but have sold certain of these whole loans to qualified institutional investors and may continue to do so in the future.

In September 2017, we facilitated the launch of our next-generation credit model and made adjustments to credit and pricing policies to adapt to the current conditions we have observed. We continue to monitor credit performance on new vintages as data becomes available and any impact from changes in the broader macroeconomic and competitive environment. This information will assist us in assessing if and when to propose further changes to the credit model or interest rates for consideration by the issuing banks who originate loans facilitated through our platform. We have also invested in our multifaceted collections capabilities to further mitigate risk to our existing

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

loan portfolio, including adding new recovery strategies, payment programs and augmenting collections team capacity.

In addition, we continue to actively explore ways to diversify our investor base and obtain additional investment capital for the platform loans. This could include the strategic use of our balance sheet to access new investors, monetize excess demand for loans, or support capital market transactions to provide liquidity to our existing investors.

Factors That Can Affect Revenue

As an operator of a lending marketplace, we work to match supply of loans and demand from investors while also growing the overall volume of originations and correspondingly revenue at a pace commensurate with proper planning, compliance, risk management, user experience, and operational controls that work to optimize the quality of the customer experience, customer satisfaction and long-term growth. In addition, we utilize our balance sheet to hold loans for testing of terms and conditions of new or existing loan products, repurchasing loans that did not meet an investor’s criteria, supporting our securitization and other structured financing initiatives or managing short-term marketplace equilibrium issues. In some instances, we may subsequently sell those loans, recognizing a gain or loss on their sale.

The interplay of the volume, timing and quality of loan applications, investment appetite, the impact of our holding certain loans on balance sheet, investor confidence in our data, controls and processes and available investment capital from investors, platform loan processing and originations, liquidity of securitization market, and the subsequent performance of loans (including credit performance and prepayment timing), which directly impacts our servicing fees and loan fair values, can affect our revenue in any particular period. These drivers collectively affect transaction fees, investor fees earned by us related to these transactions, interest income, and other revenue related to loans held on balance sheet, including the performance of such loans. As these drivers can be affected by a variety of factors, both in and out of our control, revenues may fluctuate from period to period. Factors that can affect these drivers and ultimately revenue and its timing include:

•	market confidence in our data, controls, and processes,

•	announcements and terms of resolution of governmental inquiries or private litigation,

•	the mix of borrower products and corresponding transaction fees,

•	availability or the timing of the deployment of investment capital by investors,

•	the availability and amount of new capital from pooled investment vehicles and managed accounts that typically deploy their capital at the start of a period,

•	the amount of purchase limitations we can impose on larger investors as a way to maintain investor balance and fairness,

•	the attractiveness of alternative opportunities for borrowers or investors,

•	the responsiveness of applicants to our marketing efforts,

•	expenditures on marketing initiatives in a period,

•	the sufficiency of operational staff to process any manual portion of the loan applications in a timely manner,

•	the responsiveness of borrowers to satisfy additional income or employment verification requirements related to their application,

•	borrower withdrawal rates,

•	the percentage distribution of loans between the whole and fractional loan platforms,

•	platform system performance,

•	seasonality in demand for our platform and services, which is generally lower in the first and fourth quarters,

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

•	determination to hold loans for purposes of subsequently distributing the loans through sale or securitization or other structured financing initiative,

•	changes in the credit performance of our loans or market interest rates,

•	the success of our models to predict borrower risk levels and attractiveness to investors, and

•	other factors.

At any point in time we have loan applications in various stages from initial application through issuance, as well as loans held on our balance sheet. Depending upon the timing and impact of the factors described above, loans may not be issued by the issuing banks who originate loans facilitated through our program in the same period in which the corresponding application was originally made, resulting in a portion of that subsequent period’s revenue being earned from loan applications that were initiated in the immediately prior period. Loans may also be held on balance sheet before being subsequently sold. Consistent with our revenue recognition accounting policy under GAAP, we do not recognize the transaction fee revenue associated with a loan until the loan is issued by the issuing bank and the proceeds are delivered to the borrower. Our transaction fees are generally paid by the issuing bank, or in the case of patient finance loans, by the participating medical service provider, and are accordingly independent of who is investing in a loan or how a loan is invested in.

Key Operating and Financial Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

Year Ended December 31,	2017	2016	2015
Loan originations	$8,987,218	$8,664,746	$8,361,697
Customer acquisition cost as a percent of loan originations (1)	2.56%	2.50%	2.05%
Net revenue	$574,540	$500,812	$429,943
Consolidated net loss	$(154,045)	$(145,969)	$(4,995)
Contribution (2) (3)	$270,452	$221,087	$207,067
Contribution margin (2) (3)	47.1%	44.1%	48.2%
Adjusted EBITDA (2) (3)	$44,587	$(12,890)	$73,004
Adjusted EBITDA margin (2) (3)	7.8%	(2.6)%	17.0%

(1)	Represents sales and marketing expense as a percent of loan origination principal balances during each period presented.

(2)
Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures” below.

(3)	Prior period amounts have been reclassified to conform to the current presentation. See “Non-GAAP Financial Measures” below for additional information.

Loan Originations

We believe the volume of loans facilitated through our platform and originated by our issuing banks is a key indicator of the adoption rate of our lending marketplace, growth of our brand, scale of our business, strength of our network effect, economic competitiveness of our products and future growth.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan origination volume and weighted-average transaction fees (as a percent of origination balance) by its major loan products are as follows:

Year Ended December 31,	2017		2016		2015
(in millions, except percentages)	Origination Volume	Weighted-Average Transaction Fees	Origination Volume	Weighted-Average Transaction Fees	Origination Volume	Weighted-Average Transaction Fees
Personal loans - standard program	$6,585.0	4.9%	$6,400.5	4.9%	$6,417.6	4.4%
Personal loans - custom program	1,546.1	5.6	1,437.4	5.3	1,243.8	4.9
Total personal loans	8,131.1	5.1	7,837.9	4.9	7,661.4	4.5
Other loans	856.1	4.4	826.8	4.5	700.3	4.4
Total	$8,987.2	5.0%	$8,664.7	4.9%	$8,361.7	4.5%

Personal loan origination volume for our standard loan program by loan grade were as follows (in millions):

Year Ended December 31,	2017		2016		2015
Personal loan originations by loan grade – standard loan program:	Amount	% of Total	Amount	% of Total	Amount	% of Total
A	$1,096.9	17%	$1,013.5	16%	$1,077.4	17%
B	1,839.7	28%	1,802.8	28%	1,676.1	26%
C	2,224.9	34%	1,941.5	30%	1,777.8	28%
D	891.9	13%	949.8	15%	999.2	15%
E	340.7	5%	463.9	7%	645.6	10%
F	118.6	2%	179.3	3%	197.2	3%
G	72.3	1%	49.7	1%	44.3	1%
Total personal loan originations – standard loan program	$6,585.0	100%	$6,400.5	100%	$6,417.6	100%

During 2017 compared to 2016, the Company saw a shift in the mix of personal loan origination volume from higher risk grades, particularly grades D through G, to lower risk A through C grades. Credit and pricing policy changes the Company made in 2016 and the first half of 2017 disproportionately affected the higher risk grades resulting in this shift in concentration. As a result of the implementation of our next-generation credit model, we expect to see this shift towards lower risk grades continue.

Loans Serviced On Our Platform

The following table provides the outstanding principal balance of loans serviced at the end of the periods indicated, by the method in which the loans were financed (in millions):

Year Ended December 31,	2017	2016	2015
Notes	$1,608	$1,795	$1,573
Certificates	1,291	2,752	3,105
Secured borrowings	243	—	—
Whole loans sold	8,178	6,542	4,289
Total excluding loans invested in by the Company	$11,320	$11,089	$8,967
Loans invested in by the Company	593	28	3
Total loans serviced	$11,913	$11,117	$8,970

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations
The following table sets forth the Consolidated Statements of Operations data for each of the periods presented:

Year Ended December 31,	2017		2016		2015
Net revenue:
Transaction fees	$448,608		$423,494		$373,508
Investor fees (1)	87,108		79,647		43,787
Gain (Loss) on sales of loans (1)	23,370		(17,152)		4,885
Other revenue (1)	6,436		9,478		4,517
Net interest income and fair value adjustments:
Interest income	611,259		696,662		552,972
Interest expense	(571,424)		(688,368)		(549,740)
Net fair value adjustments (1)	(30,817)		(2,949)		14
Net interest income and fair value adjustments (1)	9,018	8,294	5,345	—	3,246
Total net revenue	574,540		500,812		429,943
Operating expenses: (2)
Sales and marketing	229,865		216,670		171,526
Origination and servicing	86,891		74,760		61,335
Engineering and product development	142,264		115,357		77,062
Other general and administrative	191,683		207,172		122,182
Class action litigation settlement	77,250		—		—
Goodwill impairment	—		37,050		—
Total operating expenses	727,953		651,009		432,105
Loss before income tax expense	(153,413)		(150,197)		(2,162)
Income tax expense (benefit)	632		(4,228)		2,833
Consolidated net loss	$(154,045)		$(145,969)		$(4,995)
Less: Loss attributable to noncontrolling interests	(210)		—		—
LendingClub net loss	$(153,835)		$(145,969)		$(4,995)

(1)
Prior period amounts have been reclassified to conform to the current period presentation. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

(2)	Includes stock-based compensation expense as follows:

Year Ended December 31,	2017	2016	2015
Sales and marketing	$7,654	$7,546	$7,250
Origination and servicing	4,804	4,159	2,735
Engineering and product development	22,047	19,858	11,335
Other general and administrative	36,478	37,638	29,902
Total stock-based compensation expense	$70,983	$69,201	$51,222

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

Year Ended December 31,	2017		2016	Change ($)	Change (%)
Net revenue:
Transaction fees	$448,608		$423,494	$25,114	6%
Investor fees (1)	87,108		79,647	7,461	9%
Gain (Loss) on sales of loans (1)	23,370		(17,152)	40,522	N/M
Other revenue (1)	6,436		9,478	(3,042)	(32)%
Net interest income and fair value adjustments:
Interest income	611,259		696,662	(85,403)	(12)%
Interest expense	(571,424)		(688,368)	116,944	(17)%
Net fair value adjustments (1)	(30,817)		(2,949)	(27,868)	N/M
Net interest income and fair value adjustments (1)	9,018	8,294	5,345	3,673	69%
Total net revenue	$574,540		$500,812	$73,728	15%
N/M – Not meaningful

(1)
Prior period amounts have been reclassified to conform to the current period presentation. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

Year Ended December 31,	2016		2015	Change ($)	Change (%)
Net revenue:
Transaction fees	$423,494		$373,508	$49,986	13%
Investor fees (1)	79,647		43,787	35,860	82%
Gain (Loss) on sales of loans (1)	(17,152)		4,885	(22,037)	N/M
Other revenue (1)	9,478		4,517	4,961	110%
Net interest income and fair value adjustments:
Interest income	696,662		552,972	143,690	26%
Interest expense	(688,368)		(549,740)	(138,628)	25%
Net fair value adjustments (1)	(2,949)		14	(2,963)	N/M
Net interest income and fair value adjustments (1)	5,345	—	3,246	2,099	65%
Total net revenue	$500,812		$429,943	$70,869	16%
N/M – Not meaningful

(1)
Prior period amounts have been reclassified to conform to the current period presentation. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform through our lending marketplace’s role in facilitating the origination of loans by our issuing bank partners. The amount of these fees is based upon the terms of the loan, including grade, rate, term and other factors. As of December 31, 2017, these fees ranged from 1% to 7% of the initial principal amount of a loan. In addition, for education and patient finance loans, we also collect fees earned from issuing banks and education and patient service providers. With respect to loans for which WebBank acts as the issuing bank, we record transaction fee revenue net of program fees paid to WebBank.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Transaction fees were $448.6 million and $423.5 million for the years ended December 31, 2017 and 2016, respectively, an increase of 6%. The increase in revenue was primarily due to a higher average transaction fee paid and a higher volume of loans facilitated through our lending marketplace during 2017 compared to 2016. The average transaction fee as a percentage of the initial principal balance of the loan was 5.0% in 2017, compared to 4.9% in 2016. Loans facilitated through our lending marketplace increased from $8.7 billion for the year ended December 31, 2016 to $9.0 billion for the year ended December 31, 2017, an increase of 4%. In March 2016, we increased the transaction fee that we earn from our primary issuing bank partner for certain prime and near-prime C through G graded personal loans from 5% to 6%, B graded personal loans from 4% to 5%, and A graded personal loans by approximately 1% at each subgrade level for grades A2 to A5. Additional transaction fee increases were made for A graded personal loans by approximately 1% at each subgrade level for grades A2 to A5 in June 2016. Through 2017, we have continued to evaluate and test transaction fee levels relative to the competitive environment and our levels of borrower demand.

Transaction fees were $423.5 million and $373.5 million for the years ended December 31, 2016 and 2015, respectively, an increase of 13%. The increase in revenue was primarily due to a higher average transaction fee paid during 2016. The average transaction fee as a percentage of the initial principal balance of the loan was 4.9% in 2016, compared to 4.5% in 2015. Additionally, loans facilitated through our lending marketplace increased from $8.4 billion for the year ended December 31, 2015 to $8.7 billion for the year ended December 31, 2016, an increase of 4%.

In January 2018, we recognized approximately $5.5 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of 2017. In January 2017, we recognized approximately $6.1 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of 2016. In January 2016, we recognized approximately $2.7 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of 2015.

Investor Fees

The tables below illustrate the composition of investor fees by investment channel for each period presented:

Year Ended December 31,	2017	2016	Change ($)	Change (%)
Investor fees – whole loans sold	$52,049	$47,153	$4,896	10%
Investor fees – notes, certificates and self-directed accounts	32,504	26,548	5,956	22%
Investor fees – Funds and separately managed accounts (1)	2,555	5,946	(3,391)	(57)%
Total investor fees	$87,108	$79,647	$7,461	9%
(1)    Funds are the private funds for which LCAM or its subsidiaries act as general partner.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2016	2015	Change ($)	Change (%)
Investor fees – whole loans sold	$47,153	$19,238	$27,915	145%
Investor fees – notes, certificates and self-directed accounts	26,548	15,361	11,187	73%
Investor fees – Funds and separately managed accounts (1)	5,946	9,188	(3,242)	(35)%
Total investor fees	$79,647	$43,787	$35,860	82%
(1)    Funds are the private funds for which LCAM or its subsidiaries act as general partner.

For each investment channel, the Company receives fees to compensate us for the costs we incur in servicing the related loan, including managing payments from borrowers, collections, payments to investors, maintaining investors’ account portfolios, and providing information and issuing monthly statements. The amount of investor fee revenue earned is predominantly affected by the various servicing rates paid by whole loan, note, self-directed investors, and certain certificate investors, the outstanding principal balance of whole loans and loans underlying notes, certificates and secured borrowings serviced, and the amount of principal and interest collected from borrowers and remitted to whole loan, note, self-directed, and certain certificate investors. Additionally, the investor fees earned from the funds and separately managed accounts compensate us for the management and advisory services we provide related to the investment portfolios of these investors.

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

Investor fees – whole loans sold: Investor fee revenue related to the servicing of whole loans sold was $52.0 million and $47.2 million for the years ended December 31, 2017 and 2016, respectively, an increase of 10%. The increase in revenue was due to a higher balance of whole loans serviced and an increase in collection fees and charged-off loan sales in 2017 compared to 2016, partially offset by an increase in the change in fair value of servicing rights of ($19.9) million in 2017.

Investor fee revenue related to the servicing of whole loans sold was $47.2 million and $19.2 million for the years ended December 31, 2016 and 2015, respectively, an increase of 145%. The increase in revenue was due to a higher balance of whole loans serviced and an increase in collection fees in 2016 compared to 2015, partially offset by an increase in the change in fair value of servicing rights.

Investor fees – notes, certificates and self-directed: Investor fee revenue related to the servicing of loans underlying notes, certificates, and self-directed accounts was $32.5 million and $26.5 million for the years ended December 31, 2017 and 2016, respectively, an increase of 22%. The increase in revenue was due to increases in collections fees, the principal and interest payments processed on loans underlying notes, and self-directed fees in 2017 compared to 2016.

Investor fee revenue related to the servicing of loans underlying notes, certificates, and self-directed accounts was $26.5 million and $15.4 million for the years ended December 31, 2016 and 2015, respectively, an increase of 73%. The increase in revenue was due to increases in self-directed fees, the principal and interest payments processed on loans underlying notes, and collection fees in 2016 compared to 2015.

Investor fees – Funds and separately managed accounts: In July 2016, certain of the private funds ceased accepting contributions and limited existing investors’ ability to make redemption requests, pursuant to the terms of the

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

respective limited partnership agreements, and in October 2017 we completed the dissolution of these funds. As a result, the assets under management associated with these funds was returned to investors. This reduction negatively affected investor fee revenue related to the funds.

Investor fee revenue related to the funds and separately managed accounts was $2.6 million and $5.9 million for the years ended December 31, 2017 and 2016, respectively, a decrease of 57%. This decrease was primarily due to a 52% decrease in the average assets underlying the funds as a result of the redemption requests and fund dissolutions discussed above.

Investor fee revenue related to the funds and separately managed accounts was $5.9 million and $9.2 million for the years ended December 31, 2016 and 2015, respectively, a decrease of 35%. This decrease was primarily due to a decrease in the average assets underlying the funds.

Gain (Loss) on Sales of Loans

In connection with whole loan sales, in addition to investor fees earned with respect to the corresponding loan, we recognize a gain or loss on the sale of that loan based on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee net of transaction costs, if applicable. Gain (Loss) on sales of loans is presented net of credit support agreement expense for the year ended December 31, 2016 below.

Gain (Loss) on sales of loans was $23.4 million and $(17.2) million for the years ended December 31, 2017 and 2016, respectively. This increase for the year ended December 31, 2017 compared to the same period in 2016 was primarily due to gains on sales of loans related to the Company’s self-sponsored securitization transactions and CLUB certificate program, an increase in the volume of loans sold at a gain during 2017 compared to 2016, and the sale of loans that resulted in approximately $14.0 million and $10.7 million of incentives provided to investors in the second and third quarters of 2016, respectively.

Gain (Loss) on sales of loans was $(17.2) million and $4.9 million for the years ended December 31, 2016 and 2015, respectively. The decrease for the year ended December 31, 2016 compared to the same period in 2015, was primarily due the sale of loans that resulted in approximately $14.0 million and $10.7 million of incentives provided to investors in the second and third quarters on 2016, respectively. Prior to the second quarter of 2016, we had not historically provided such incentives.

Other Revenue (Expense)

Other revenue (expense) primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us complete specified actions with such third-party companies, and commission for facilitating the transfer of whole loans and related certificate redemption between third-party investors.

The table below illustrates the composition of other revenue for each period presented:

Year Ended December 31,	2017	2016	Change ($)	Change (%)
Referral revenue	5,258	5,934	(676)	(11)%
Other	1,178	3,544	(2,366)	(67)%
Other revenue (expense) (1)	$6,436	$9,478	$(3,042)	(32)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2016	2015	Change ($)	Change (%)
Referral revenue	5,934	4,332	1,602	37%
Other	3,544	185	3,359	N/M
Other revenue (expense) (1)	$9,478	$4,517	$4,961	110%
N/M – Not meaningful

(1)
Prior period amounts have been reclassified to conform to the current period presentation. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

Net Interest Income and Fair Value Adjustments

Net Interest Income and Fair Value Adjustments on Loans Invested in by the Company: In the third quarter of 2017, the Company began to invest in loans to support securitizations and whole loan sale initiatives. We assume principal and interest rate risk on loans we invest in using our own capital. The typical holding period for such pools is less than three months and we earn interest on those loans during that time. We may issue debt to finance the purchase of these loans with the associated interest expense reducing net interest income. Fair value adjustments on loans invested in by the Company are generally negative due to interest cash flow receipts and the timing of expected charge-offs. As we expand the use of our own capital to invest in loans for strategic business purposes, we expect the net negative fair value adjustments on loans to increase. However, we anticipate these fair value adjustments will be more than offset by the interest income earned from holding such loans.

The following table summarizes net interest income and fair value adjustments on loans invested in by the Company, available-for-sale securities and cash and cash equivalents:

Year Ended December 31,	2017	2016	2015
Interest income	$42,410	$8,294	$3,232
Interest expense	(2,575)	—	—
Net fair value adjustments	(30,817)	(2,949)	14
Net interest income and fair value adjustments	$9,018	$5,345	$3,246

Interest income associated with loans invested in by the Company was $42.4 million and $8.3 million for the years ended December 31, 2017 and 2016, respectively. The increase in net interest income was primarily due to the increase in the average outstanding balances of loans invested in by the Company during 2017 to support Company-sponsored securitization transactions and whole loan sales. Interest income was $8.3 million and $3.2 million for the years ended December 31, 2016 and 2015, respectively, an increase of 157%. The increase in interest income was due to an increase in the average balance of loans invested in by the Company primarily to support platform equilibrium. Interest income also includes interest earned on cash and cash equivalents and our securities available for sale portfolio.

Interest expense associated with loans invested in by the Company was $2.6 million for the year ended December 31, 2017. There was no interest expense for the year ended December 31, 2016 or 2015. Interest expense in 2017 resulted from the use of securitization notes and the Warehouse credit facility to finance loans held for investment and held for sale by the Company, respectively.

Net fair value adjustments were $(30.8) million and $(2.9) million for the years ended December 31, 2017 and 2016, respectively, primarily due to losses on fair value adjustments on loans invested in by the Company, as well as $1.5 million in other-than-temporary impairment charges during the year ended December 31, 2017 on subordinated residual certificates held as a result of Company-sponsored securitization transactions.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Interest Income and Fair Value Adjustments on Loans, Notes, Certificates and Secured Borrowings: We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that are funded by notes, certificates and secured borrowings because loan balances, interest rates and maturities are matched and offset by an equal balance of notes, certificates or secured borrowings with the exact same interest rates and maturities. The changes in fair value of loans, notes, certificates and secured borrowings are shown on our Consolidated Statements of Operations on a net basis. Due to the payment dependent feature of the notes, certificates and secured borrowings, fair value adjustments on loans funded with notes, certificates and secured borrowings result in no net effect on our earnings.

The following tables provide additional detail related to net interest income:

Year Ended December 31,	2017	2016	Change ($)	Change (%)
Interest income:
Loans held for investment at fair value	$568,849	688,368	$(119,519)	(17)%
Loans held for investment and held for sale by the Company at fair value	35,692	3,222	32,470	N/M
Securities available for sale	4,093	3,244	849	26%
Cash and cash equivalents	2,625	1,828	797	44%
Total interest income	611,259	696,662	(85,403)	(12)%
Interest expense:
Warehouse credit facility	(1,900)	—	(1,900)	N/M
Securitization notes	(675)	—	(675)	N/M
Notes, certificates and secured borrowings	(568,849)	(688,368)	119,519	(17)%
Total interest expense	(571,424)	(688,368)	116,944	(17)%
Net interest income	$39,835	$8,294	$31,541	N/M
Average outstanding balances:
Loans held for investment	$3,936,957	$4,727,434	$(790,477)	(17)%
Loans held for investment by the Company	$44,340	$13,520	$30,820	N/M
Loans held for sale by the Company	$152,805	$10,393	$142,412	N/M
Notes, certificates and secured borrowings	$3,971,992	$4,753,757	$(781,765)	(16)%
N/M    Not meaningful.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2016	2015	Change ($)	Change (%)
Interest income:
Loans held for investment at fair value	$688,368	$549,740	$138,628	25%
Loans held for investment and held for sale by the Company at fair value	3,222	42	3,180	N/M
Securities available for sale	3,244	2,143	1,101	51%
Cash and cash equivalents	1,828	1,047	781	75%
Total interest income	696,662	552,972	143,690	26%
Interest expense:
Notes and certificates	(688,368)	(549,740)	(138,628)	25%
Total interest expense	(688,368)	(549,740)	(138,628)	25%
Net interest income	$8,294	$3,232	$5,062	157%
Average outstanding balances:
Loans held for investment	$4,727,434	$3,821,448	$905,986	24%
Loans held for investment by the Company	$13,520	$—	$13,520	N/M
Loans held for sale by the Company	$10,393	$—	$10,393	N/M
Notes and certificates	$4,753,757	$3,840,241	$913,516	24%
N/M    Not meaningful.

Interest income from loans held for investment was $568.8 million and $688.4 million for the years ended December 31, 2017 and 2016, respectively, a decrease of 17%. The decrease in interest income was primarily due to a decrease in the average outstanding balance of loans held for investment, driven by the sale of six LCAM funds and a larger portion of loans originated in 2017 being sold to whole loan investors.

Interest income from loans held for investment was $688.4 million and $549.7 million for the years ended December 31, 2016 and 2015, respectively, an increase of 25%. The increase in interest income was primarily due to the increase in the average outstanding balances of loans held for investment.

Interest expense for notes, certificates and secured borrowings was $568.8 million and $688.4 million for the years ended December 31, 2017 and 2016, respectively, a decrease of 17%. The decrease in interest expense was primarily due to a decrease in the average outstanding balances of notes, certificates and secured borrowings, driven by a larger portion of loans originated in 2017 being sold to whole loan investors.

Interest expense for notes and certificates was $688.4 million and $549.7 million for the years ended December 31, 2016 and 2015, respectively, an increase of 25%. The increase in interest expense was primarily due to the increase in the average outstanding balances of notes and certificates.

Operating Expenses

Our operating expenses consist of sales and marketing, origination and servicing, engineering and product development and other general and administrative expenses, as described below.

Sales and Marketing: Sales and marketing expense consists primarily of borrower and investor acquisition efforts, including costs attributable to marketing and selling the loans facilitated through the platform we operate. This includes costs of building general brand awareness, and salaries, benefits and stock-based compensation expense related to our sales and marketing team.

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

After announcing the findings of our internal board review, and the significant decrease in the trading price of our common stock in May 2016, we offered incentive retention awards to certain members of the executive management team and other key personnel that totaled $34.9 million that were recognized as compensation expense ratably through May 2017. In addition, we have incurred and expect to continue to incur significant legal and other expenses in connection with the inquiries and private litigation that have arisen and may continue to arise from the internal board review, and our response to ongoing governmental requests for information.

Year Ended December 31,	2017	2016	Change ($)	Change (%)
Sales and marketing	$229,865	$216,670	$13,195	6%
Origination and servicing	86,891	74,760	12,131	16%
Engineering and product development	142,264	115,357	26,907	23%
Other general and administrative	191,683	207,172	(15,489)	(7)%
Class action litigation settlement	77,250	—	77,250	N/M
Goodwill impairment	—	37,050	(37,050)	(100)%
Total operating expenses	$727,953	$651,009	$76,944	12%
N/M    Not meaningful.

Year Ended December 31,	2016	2015	Change ($)	Change (%)
Sales and marketing	$216,670	$171,526	$45,144	26%
Origination and servicing	74,760	61,335	13,425	22%
Engineering and product development	115,357	77,062	38,295	50%
Other general and administrative	207,172	122,182	84,990	70%
Goodwill impairment	37,050	—	37,050	N/M
Total operating expenses	$651,009	$432,105	$218,904	51%
N/M    Not meaningful.

Sales and marketing: Sales and marketing expense was $229.9 million and $216.7 million for the years ended December 31, 2017 and 2016, respectively, an increase of 6%. The increase was primarily due to an $18.3 million increase in variable marketing expenses driven by increased loan origination volume, partially offset by a $2.6 million decrease in non-recurring advisory fees incurred in the second and third quarters of 2016. Sales and marketing expense as a percent of loan originations was 2.6% in 2017 compared to 2.5% in 2016.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Sales and marketing expense was $216.7 million and $171.5 million for the years ended December 31, 2016 and 2015, respectively, an increase of 26%. The increase was primarily due to a $34.9 million increase in variable marketing expenses that drove higher loan originations and a $6.5 million increase in personnel-related expenses associated with higher headcount levels.

Origination and servicing: Origination and servicing expense was $86.9 million and $74.8 million for the years ended December 31, 2017 and 2016, respectively, an increase of 16%. The increase was primarily due to a $7.8 million increase in personnel-related expenses associated with higher headcount levels and a $2.7 million increase in loan processing costs driven by increased collection efforts, both resulting from higher loan origination volume in 2017 compared to 2016.

Origination and servicing expense was $74.8 million and $61.3 million for the years ended December 31, 2016 and 2015, respectively, an increase of 22%. The increase was primarily due to an $8.1 million increase in personnel-related expenses and a $4.4 million increase in loan processing costs, driven by higher loan originations and increased collection efforts.

Engineering and product development: Engineering and product development expense was $142.3 million and $115.4 million for the years ended December 31, 2017 and 2016, respectively, an increase of 23%. The increase was primarily driven by continued investment in technology and platform improvements that are focused on enhancing our credit decisioning capabilities, internal testing environment and cloud infrastructure, which included a $15.9 million increase in depreciation expense, a $4.2 million increase in equipment and software expense and a $6.0 million increase in personnel-related expenses primarily associated with higher headcount levels.

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

We capitalized $45.0 million, $41.6 million and $25.4 million in software development costs for the years ended December 31, 2017, 2016 and 2015, respectively.

Other general and administrative expense: Other general and administrative expense was $191.7 million and $207.2 million for the years ended December 31, 2017 and 2016, respectively, a decrease of 7%. The decrease was primarily due to $28.4 million in insurance reimbursements for certain legal expenses incurred as a result of the Company’s board review and related governmental and regulatory inquiries, partially offset by an increase of $7.9 million in legal expenses primarily related to such board review. Additionally, the decrease was due to a $9.3 million reduction in professional services fees related to the board review, partially offset by an increase of $7.4 million in personnel-related expenses associated with higher headcount levels.

Other general and administrative expense was $207.2 million and $122.2 million for the years ended December 31, 2016 and 2015, respectively, an increase of 70%. The increase was primarily due to a $39.3 million increase in legal, audit, communications, and advisory fees primarily associated with the board review (including investigating the matters identified in the board review), government inquiries, supporting investor due diligence activities, remediation efforts and pending and potential future litigation matters. The increase was also due to a $30.9 million increase in salaries and stock-based compensation expense related to increased headcount and salaries of newly hired executives, as we invested in infrastructure and support teams, retention costs, and a $8.6 million increase in facilities expense. Additionally, other general and administrative expense increased by $1.0 million during the year ended December 31, 2016 for the LCAM reimbursement to the Funds’ limited partners.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Class Action Litigation Settlement

On February 19, 2018, we reached a preliminary settlement, subject to court approval, to resolve the previously disclosed class action lawsuits in federal and California state courts arising out of legacy matters as disclosed in the 2016 Board Review. Class action litigation settlement expense for the year ended December 31, 2017, was $77.25 million, which includes $125.0 million for the agreement between the parties, offset by $47.75 million that will be covered by insurance. See“Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18. Commitments and Contingencies” for additional information.

Goodwill Impairment

We have one reporting unit for goodwill impairment testing purposes, the patient and education finance (PEF) reporting unit. We performed a quantitative annual test for impairment as of April 1, 2017, for which the estimated fair value of the PEF reporting unit substantially exceeded its carrying value. We estimate the fair value of the PEF reporting unit using the discounted cash flow model, which relies on several assumptions. These assumptions include weighted-average cost of capital, as well as transaction fee revenue based on projected loan origination growth, projected revenue growth, projected operating expenses and contribution margin, capital expenditures and income taxes. We believe these assumptions to be representative of assumptions that a market participant would use in valuing the PEF reporting unit, but these assumptions are inherently uncertain. If the performance of the PEF reporting unit fails to meet current forecast or if the assumptions regarding weighted-average cost of capital and income taxes are not accurate, it is possible that the carrying value of this reporting unit will exceed its fair value, which could result in recognition of a noncash impairment of goodwill that could be material.

There were no goodwill impairment expenses recorded for the years ended December 31, 2017 or December 31, 2015. We recorded a goodwill impairment expense of $37.1 million for the year ended December 31, 2016 related to the PEF reporting unit. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10. Intangible Assets and Goodwill” for a further description of this impairment expense.

Income Taxes

Income tax expense (benefit) was $0.6 million, $(4.2) million, and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

For the year ended December 31, 2017, the income tax expense was primarily attributable to the tax effects of unrealized gains credited to other comprehensive income associated with our available for sale portfolio.

For the year ended December 31, 2016, the income tax benefit was primarily attributable to the tax effects of the impairment of tax-deductible goodwill from the acquisition of Springstone, which previously gave rise to an indefinite-lived deferred tax liability, and the tax effects of unrealized gains credited to other comprehensive income associated with our available for sale portfolio.

For the year ended December 31, 2015, income tax expense was primarily attributable to the amortization of tax deductible goodwill from the acquisition of Springstone, which gave rise to an indefinite-lived deferred tax liability, and the realization of excess tax benefits related to stock-based compensation.

During the first quarter of 2017, we adopted ASU 2016-09 relating to accounting for excess tax benefits associated with stock-based compensation. As a result of the adoption of ASU 2016-09, we increased our deferred tax assets by $56.7 million for previously unrecognized excess tax benefits relating to stock-based compensation, fully offset by a $56.7 million increase in the valuation allowance against our deferred tax assets.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Reform) was signed into law. Some of the provisions of the Tax Reform affecting corporations include, but are not limited to, a reduction of the federal corporate income tax rate from 35% to 21%, certain limitations on interest expense deductions and executive compensation, and the expensing of costs of acquired qualified property. We evaluated the impact of the new tax law on our financial condition and results of operations. The impact of the federal corporate income tax rate reduction to 21%, which became effective on January 1, 2018, resulted in the reduction in our deferred tax assets as of December 31, 2017 by $53.0 million, fully offset by a $53.0 million reduction in the valuation allowance against our deferred tax assets.

As of December 31, 2017 and December 31, 2016, we continued to record a valuation allowance against the net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2017 and December 31, 2016, the valuation allowance was $140.6 million and $75.3 million, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

Contribution and Contribution Margin

Contribution is a non-GAAP financial measure that is calculated as net revenue less “sales and marketing” and “origination and servicing” expenses on the Company’s Statements of Operations, adjusted to exclude non-cash stock-based compensation expense within these captions and (income) loss attributable to noncontrolling interests. These costs represent the costs that are most directly related to generating such revenue. Contribution Margin is a non-GAAP financial measure calculated by dividing Contribution by total net revenue.

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

The following table shows the calculation of contribution and contribution margin:

Year Ended December 31,	2017	2016	2015
Total net revenue	$574,540	$500,812	$429,943
Less: Sales and marketing expense	229,865	216,670	171,526
Less: Origination and servicing expense	86,891	74,760	61,335
Total direct expenses	$316,756	$291,430	$232,861
Add: Stock-based compensation (1)	12,458	11,705	9,985
Add: Loss attributable to noncontrolling interests	210	—	—
Contribution (2)	$270,452	$221,087	$207,067
Contribution margin (2)	47.1%	44.1%	48.2%

(1)	Contribution excludes stock-based compensation expense included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)
Beginning in the first quarter of 2017, contribution includes net interest income to capture the full spectrum of revenue we expect to generate. Beginning in the third quarter of 2017, contribution excludes (income) loss attributable to noncontrolling interests. Prior period amounts have been reclassified to conform to the current period presentation.

The following table presents a reconciliation of net loss to contribution for each of the periods indicated:

Year Ended December 31,	2017	2016	2015
Consolidated net loss	$(154,045)	$(145,969)	$(4,995)
Engineering and product development expense	142,264	115,357	77,062
Other general and administrative expense	191,683	207,172	122,182
Class action litigation settlement expense	77,250	—	—
Goodwill impairment expense	—	37,050	—
Stock-based compensation expense (1)	12,458	11,705	9,985
Income tax expense (benefit)	632	(4,228)	2,833
Loss attributable to noncontrolling interests	210	—	—
Contribution (2)	$270,452	$221,087	$207,067
Total net revenue	$574,540	$500,812	$429,943
Contribution margin (2)	47.1%	44.1%	48.2%

(1)	Contribution excludes stock-based compensation expense included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)
Beginning in the first quarter of 2017, contribution includes net interest income to capture the full spectrum of revenue we expect to generate. Beginning in the third quarter of 2017, contribution excludes (income) loss attributable to noncontrolling interests. Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) before (1) depreciation, impairment and amortization expense, (2) stock-based compensation expense, (3) income tax (benefit) expense, (4) acquisition related expenses, (5) legal and regulatory expense related to legacy issues, (6) goodwill impairment and (7) (income) loss attributable to noncontrolling interests. Adjusted EBITDA margin is a non-GAAP financial measure calculated by dividing adjusted EBITDA by total net revenue.

We believe that adjusted EBITDA is an important measure of operating performance because it allows management, investors and our board to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing outstanding legacy issues that will result in elevated legal costs, including ongoing regulatory and government investigations, indemnification obligations and litigation, the impact of depreciation, impairment and amortization in our asset base, other non-operating expense, and share-based compensation, and tax consequences.

In the fourth quarter of 2017, the Company included a new adjustment for outstanding legacy issues that result in elevated legal costs, including ongoing regulatory and government investigations, indemnification obligations and litigation to calculate adjusted EBITDA. These expenses in the fourth quarter of 2017 include the settlement of the two securities class action lawsuits and costs to resolve regulatory matters. We expect expenses in the future to include resolution of additional matters that arose from legacy management, including indemnification legal expenses paid by the Company for former employees, and settlements of regulatory investigations and examinations. Such legacy expenses incurred prior to the fourth quarter of 2017 were offset by insurance proceeds, resulting in no net impact to earnings in those periods. As such, prior period amounts were not recast for the change in how we calculate adjusted EBITDA.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

Year Ended December 31,	2017	2016	2015
Consolidated net loss	$(154,045)	$(145,969)	$(4,995)
Acquisition and related expense	349	1,174	2,367
Depreciation and impairment expense:
Engineering and product development	36,790	20,906	13,820
Other general and administrative	5,130	4,216	2,426
Amortization of intangible assets	4,288	4,760	5,331
Legal and regulatory expense related to legacy issues (1)	80,250	—	—
Goodwill impairment	—	37,050	—
Stock-based compensation expense	70,983	69,201	51,222
Income tax expense (benefit)	632	(4,228)	2,833
Loss attributable to noncontrolling interests	210	—	—
Adjusted EBITDA (2)	$44,587	$(12,890)	$73,004
Total net revenue	$574,540	$500,812	$429,943
Adjusted EBITDA margin (2)	7.8%	(2.6)%	17.0%

(1)
Includes class action litigation settlement expense of $77.25 million and expense related to regulatory matters of $3.0 million, which are included in “Class action litigation settlement” expense and “Other general and administrative” expense, respectively, on the Company’s Consolidated Statements of Operations.

(2)
Beginning in the first quarter of 2017, adjusted EBITDA includes net interest income to capture the full spectrum of revenue we expect to generate. Beginning in the third quarter of 2017, adjusted EBITDA excludes (income) loss attributable to noncontrolling interests. Prior period amounts have been adjusted to conform to the current period presentation.

Operating expenses include the following amounts of stock-based compensation for the periods presented:

Year Ended December 31,	2017	2016	2015
Sales and marketing	$7,654	$7,546	$7,250
Origination and servicing	4,804	4,159	2,735
Engineering and product development	22,047	19,858	11,335
Other general and administrative	36,478	37,638	29,902
Total stock-based compensation expense	$70,983	$69,201	$51,222

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of investor fees to investor fees before change in fair value of servicing assets and liabilities:

Year Ended December 31,	2017	2016	2015
Investor fees	$87,108	$79,647	$43,787
Change in fair value of servicing assets and liabilities	20,826	905	(1,392)
Investor fees before change in fair value of servicing assets and liabilities	$107,934	$80,552	$42,395

Investments by Investment Channel and Investor Concentration

The following table shows the percentage of loan origination volume funded by investment channel for the periods presented:

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Originations by Investor Type:
Managed accounts	26%	24%	31%	33%	43%
Self-directed	10%	10%	13%	15%	13%
Banks	36%	42%	44%	40%	31%
LendingClub (1)	11%	9%	—%	—%	—%
Other institutional investors	17%	15%	12%	12%	13%
Total	100%	100%	100%	100%	100%

(1)
Beginning in the third quarter of 2017, the Company introduced “LendingClub” as a new line item presented to separately show the percentage of loan originations funded by the Company, as discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 5. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings and Loan Servicing Rights.” The loans invested in by the Company are primarily related to the structured program when loans are subsequently sold either through securitizations or whole loan sales. The percentage of loan origination volume funded represents the loans owned by each investor as of the date presented. The LendingClub percentage reflects all securitizations as sold loans for the portion of securities sold to third parties.

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

The following table provides the percentage of loans invested in by the ten largest external investors during each of the previous five quarters (by dollars invested):

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Percentage of loans invested in by ten largest investors	60%	61%	59%	61%	68%

For the year ended December 31, 2017, no single investor accounted for more than 12% of the loans invested in through our lending marketplace. The composition of the top ten investors may vary from period to period. In addition to these investors, private funds associated with LCAM and publicly issued member payment dependent notes accounted for approximately 1% and 12%, respectively, of investment capital provided through our lending marketplace during the period.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

For the year ended December 31, 2016, no single investor accounted for more than 12% of the loans invested in through our lending marketplace. The composition of the top ten investors may vary from period to period. In addition to these investors, private funds associated with LCAM and publicly issued member payment dependent notes accounted for approximately 3% and 16%, respectively, of investment capital provided through our lending marketplace during the period.

Effectiveness of Scoring Models

Our ability to attract borrowers and investors to our lending marketplace is significantly dependent on our platform’s ability to effectively evaluate a borrower’s credit profile and likelihood of default.

Our lending marketplace platform’s credit decisioning and scoring models are evaluated on a regular basis and the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate are leveraged to continually improve the models. We believe we have the experience to effectively evaluate a borrower’s creditworthiness and likelihood of default, offering attractive risk-adjusted return opportunities for loan investors. If our lending marketplace’s credit decisioning and scoring models ultimately prove to be ineffective, or fail to appropriately account for a decline in the macroeconomic environment, investors may experience higher than expected losses and lose confidence in our business.

In September 2017, we implemented our next-generation credit model designed to assess and differentiate risk of the applications for the standard and custom personal loan programs on the platform. The model was built using more recent data than the previous model and leverages a number of custom attributes developed by LendingClub. We worked with our primary issuing bank partner to modify credit and pricing policies, leveraging insights on current market conditions and recent vintage performance.

The charts provided below display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through December 31, 2017, by booking year, for all grades and 36 or 60 month terms of standard program loans for each of the years shown. For 2017, standard program loans accounted for approximately 73% of all loan origination volume.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan Portfolio Information and Credit Metrics

We classify the loans held on our Consolidated Balance Sheets into three major loan products: standard program personal loans, custom program personal loans and other loans. The majority of the loans facilitated through our platform and retained on our balance sheet are standard program personal loans that represent loans made to prime borrowers that are publicly available to note investors and through certificates, loan sales and securitizations to private investors. Custom program personal loans include all other personal loans that are not eligible for our standard program, including loans made to near prime borrowers, and are available only to private investors. Other loans is comprised of education and patient finance loans, auto refinance loans, and small business loans. The loans held on our Consolidated Balance Sheets are financed by notes issued by us, certificates issued by the Trust or the CLUB certificate program, or loans invested in directly by us.

Fair Value and Delinquencies

With respect to the loans held for investment on our Consolidated Balance Sheets, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	December 31, 2017			December 31, 2016
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)
Personal loans - standard program	$3,046.9	93.4%	3.7%	$4,270.1	94.6%	3.2%
Personal loans - custom program	92.0	91.0	7.5	264.5	91.5	5.5
Other loans (1)	2.5	95.9	4.0	12.5	97.1	2.5
Total	$3,141.4	93.3%	3.8%	$4,547.1	94.5%	3.3%

(1)	Components of other loans are less than 10% of the outstanding principal balance presented individually.

(2)	Expressed as a percent of outstanding principal balance.

Declines in the fair value of loans as a percent of outstanding principal balance from December 31, 2016 to December 31, 2017 were primarily due to increases in the yields required by investors to purchase our loans, notes, certificates, and an increase in expected credit losses and prepayments.

With respect to loans invested in directly by the Company for which there were no associated notes, certificates or secured borrowings, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	December 31, 2017			December 31, 2016
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)
Personal loans - standard program	$474.8	97.2%	0.6%	$20.3	92.7%	4.3%
Personal loans - custom program	85.6	98.6	0.3	2.9	89.9	17.6
Other loans (1)	53.3	96.0	2.2	4.7	96.2	3.7
Total	$613.7	97.3%	0.7%	$27.9	93.0%	5.6%

(1)	Components of other loans are less than 10% of the outstanding principal balance presented individually.

(2)	Expressed as a percent of outstanding principal balance.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Increases in fair value of loans as a percent of outstanding principal balance from December 31, 2016 to December 31, 2017 were primarily due to changes in the type, payment status and average age of the loans invested in by the Company.

Net Annualized Charge-Off Rates

The following tables show annualized net charge-off rates, which is a complementary measure of the performance of the loans held in our portfolio from the graphs above. Net cumulative lifetime charge-off rates used above show total charge-offs as a function of original principal balance, while these tables show the annualized net charge-off rates that reflect the charged-off balance of loans in a specific period as a percentage of the average outstanding balance of the loans during the periods presented.

Net annualized charge-off rates are affected by the average age of the loans outstanding in the portfolio for a given quarter and the credit performance of those loans. Additionally, in any particular quarter the portfolios include loans from past vintages that were originated under prior credit underwriting parameters, and thus do not reflect the current credit underwriting models used to originate new loans.

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last five quarters are as follows:

Total Platform (1)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Personal Loans - Standard Program:
Annualized net charge-off rate	8.3%	7.6%	8.1%	8.5%	8.0%
Weighted-average age in months	12.8	12.9	12.9	12.5	12.0

Personal Loans - Custom Program:
Annualized net charge-off rate	14.8%	13.5%	14.1%	15.7%	14.6%
Weighted-average age in months	10.4	10.5	10.5	10.5	9.8

(1)
Total platform comprises all loans facilitated through the lending marketplace, including whole loans sold and loans financed by notes, certificates and secured borrowings, but excluding education and patient finance loans, auto refinance loans, and small business loans.

Loans Retained on Consolidated Balance Sheets	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Personal Loans - Standard Program:
Annualized net charge-off rate	10.7%	9.9%	10.2%	10.9%	10.4%
Weighted-average age in months	14.4	15.2	14.9	14.2	13.5

Personal Loans - Custom Program:
Annualized net charge-off rate	15.9%	17.4%	15.5%	19.6%	19.1%
Weighted-average age in months	12.3	17.3	15.7	14.3	12.4

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The increase in the annualized net charge-off rates in the fourth quarter of 2017 compared to the third quarter of 2017 for both the total platform and loans retained on our Consolidated Balance Sheets reflect the effect of higher observed actual charge-offs in the fourth quarter of 2017. In the fourth quarter of 2017, we observed higher charge-offs in both the standard and custom personal loan programs. These increases from the third quarter to the fourth quarter were driven by a combination of factors:

•	The loans originated between the second half of 2015 through the third quarter of 2016 continue to season and are charging off at higher rates than loans originated in prior vintages.

•
The effect of seasonality on delinquencies and charge-offs. Historically, the fourth quarter has higher delinquencies and loss levels driven by the financial stress that consumers face with the holiday spending season. The trend reverses in February through May as consumers get the benefit of tax refunds.

•	The increases in charge-offs were partially offset by the following:

◦	An increase in originations that increased the mix of younger loans in the servicing book.

◦
The effect of credit tightening implemented in late 2016 and early 2017. As the fourth quarter of 2016 and first quarter of 2017 vintages are beginning to season we are seeing improved loss performance vintage-over-vintage compared to the second and third quarter 2016 cohorts as a result of the tighter credit criteria after normalizing for the impact of natural disasters.

◦	The benefits from investments made in servicing of delinquent loans, including increased staffing and improved technology infrastructure.

◦	An increase in recovery rates as sales prices of charged-off debt have trended back up.

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

The annualized net charge-off rates for standard program loans are higher for loans retained on our Consolidated Balance Sheets compared to loans reflected at the total platform level for each quarter because of, among other reasons, a difference in grade distribution for the two portfolios. The proportion of grade A and B loans is approximately 28% of the retained loan portfolio compared to approximately 42% for the total platform level as of December 31, 2017. This difference in loan grade distribution results in higher net charge-off rates for the loans on the balance sheet compared to the total platform, as grade A and B loans have lower expected and actual credit losses.

Additionally, due to the ramp up of the LendingClub securitization program and other strategic loan sales strategies, the mix of loans on the balance sheet at the end of the fourth quarter of 2017 shifted materially relative to the third quarter of 2017.

•
20% of loans on balance sheet in the fourth quarter of 2017 are invested in by the Company compared to 4% for the third quarter of 2017. The loans for the securitizations on average are less seasoned than those for the loans offset by notes and certificates, resulting in the average loan age contracting from 15.2 months to 14.4 months.

•
Additionally, the loans held for securitization and other strategic sales resulted in an increase in the mix of 60-month loans to 47% in the fourth quarter from 45% in the third quarter for loans held on balance sheet.

•
Similarly, the average age of the loans retained on balance sheet from the custom program also dropped from 17.3 months to 12.3 months from the third quarter of 2017 to the fourth quarter of 2017 as a result of aggregating custom program loans for the purpose of securitization.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Regulatory Environment

As a result of our internal board review and resignation of our former CEO in 2016, we have received inquiries from governmental entities, and we continue to cooperate fully with such governmental entities. Responding to inquiries of this nature are costly and time consuming, can generate negative publicity, and could have a material and adverse effect on our business. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 18. Commitments and Contingencies” for further discussion regarding these inquiries.

In addition, there has been (and may continue to be) other litigation challenging lending arrangements where a bank or other third-party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination and servicing of a loan. In January 2017, the Colorado Administrator of the Uniform Consumer Credit Code filed suit against Avant, Inc., an online consumer loan platform. The Administrator asserts that loans to Colorado residents facilitated through the Avant platform were required to comply with Colorado laws regarding interest rates and fees, and that those laws were not preempted by federal laws that apply to loans originated by WebBank, the federally regulated issuing bank who originates loans through Avant’s platform, as well as through our platform. In March 2017, WebBank filed its own lawsuit in federal district court for the District of Colorado seeking declaratory relief that loans originated by WebBank are “valid when made” and are subject to federal requirements that pre-empt Colorado state requirements. No assurance can be given as to the timing or outcome of these matters. However, these matters could potentially impact the Company’s business, including the maximum interest rates and fees that can be charged and application of certain consumer protection statutes.

Liquidity and Capital Resources

Liquidity

The following table sets forth certain cash flow information for the periods presented:

Year Ended December 31,	2017	2016	2015
Net cash (used for) provided by operating activities (1)	$(590,814)	$545	$74,741

Cash flow provided by (used for) loan investing activities (2)	819,878	(275,213)	(2,034,590)
Cash flow provided by (used for) all other investing activities	113,935	(147,744)	(372,110)
Net cash provided by (used for) investing activities	933,813	(422,957)	(2,406,700)

Cash flow (used for) provided by note, certificate, and secured borrowings financing (2)	(826,398)	262,952	2,034,993
Cash flow provided by issuance of securitization notes and residual certificates and revolving credit facilities	345,586	—	—
Cash flow provided by all other financing activities	23,930	51,531	50,717
Net cash (used for) provided by financing activities	(456,882)	314,483	2,085,710
Net decrease in cash and cash equivalents	$(113,883)	$(107,929)	$(246,249)

(1)
Cash flows used for/provided by operating activities includes loans purchased with the intent to sell. The change in net cash used for operating activities is due to the purchase of loans that were not sold at year end and loans sold that did not meet accounting sale derecognition requirements.

(2)
Cash flows provided by/used for loan investing activities includes the purchase of loans and repayment of loans facilitated through our lending marketplace. Cash flow used for/provided by note, certificate and secured borrowings financing activities includes the issuance of notes, certificates and secured borrowings to investors and the repayment of those notes, certificates and secured borrowings. These amounts generally correspond to and offset each other. See “Note 5. Loans Held

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

For Investment, Loans Held For Sale, Notes, Certificates and Secured Borrowings and Loan Servicing Rights” for additional information.

Our short-term liquidity needs generally relate to our working capital requirements, including the purchase of loans. These liquidity needs are generally met through cash generated from the operations of facilitating loan originations and principal payments made on loans. If we experience a pause in investor capital on our platform, cash generated from facilitating loan originations could decline, in which case we may need to use our cash and cash equivalents on hand, which was $401.7 million at December 31, 2017, to meet our working capital needs. Additionally, we had $117.6 million of available for sale securities at December 31, 2017, of which $45.3 million are subject to restrictions on transfer pursuant to regulatory risk retention rules. The consolidated net loss during the year ended December 31, 2017, along with the purchase of loans we sold and intend to sell, and the payment of the 2016 corporate cash bonus in February 2017, resulted in negative operating cash flows for the year ended December 31, 2017.

Given the payment dependent structure of the notes, certificates and secured borrowings, principal and interest payments on notes, certificates and secured borrowings are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity. During the year ended December 31, 2017, we purchased a total of $1.6 billion of loans through the platform using our own capital to support Company-sponsored securitization initiatives and CLUB Certificates and fulfill contractual purchase obligations. Of the loans invested in by the Company, $198.5 million were securitized or contributed to CLUB Certificates and sold and $791.8 million were sold to whole loan investors during the year ended December 31, 2017. The aggregate outstanding principal balance of loans in which we remained invested in as of December 31, 2017 amounted to $613.7 million, of which $359.4 million were held in Consumer Loan Underlying Bond Credit Trust 2017-P2, LLC and financed by term borrowings. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13. Debt” for further information.

Cash and cash equivalents are primarily held in institutional money market funds, interest-bearing deposit accounts at investment-grade financial institutions, certificates of deposit, and commercial paper. Cash and cash equivalents were $401.7 million and $515.6 million at December 31, 2017, and 2016, respectively. Changes in the balance of cash and cash equivalents are generally a result of purchases of loans to support securitization initiatives, timing related to working capital requirements or investments in or out of our securities available for sale portfolio, and changes in restricted cash and other investments.

Restricted cash consists primarily of bank deposit accounts and money market funds that are: (i) pledged to or held in escrow at correspondent banks as security for transactions processed on or related to our platform or activities by certain investors; (ii) pledged through a credit support agreement with a certificate holder; (iii) received from investors but not yet been applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds; or (iv) as of December 31, 2016, held in a Rabbi Trust through a grantor trust agreement to satisfy obligations to participants under the 2016 Cash Retention Bonus Plan. Restricted cash was $242.6 million and $177.8 million at December 31, 2017 and 2016, respectively. The increase in restricted cash is primarily attributable to an increase in cash received from investors that has not yet been applied to their accounts.

We invest in securities classified as available for sale. The fair value of securities available for sale as of December 31, 2017 and 2016 was $117.6 million and $287.1 million, respectively. At December 31, 2017, these securities included asset-backed securities related to Company-sponsored securitizations and CLUB Certificate transactions, corporate debt securities, asset-backed securities, commercial paper, certificates of deposit, U.S. agency securities, U.S. Treasury securities, and other securities. All securities, except for the subordinated residual certificates and the most subordinated class of notes issued in connection with the Company-sponsored securitization transactions discussed above in “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 6. Securitizations and Variable Interest Entities,” were rated

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a Standard & Poor’s rating of “BBB-” or higher) and there were no significant unrealized losses on those securities. During the year ended December 31, 2017, the Company recognized $1.5 million in other-than-temporary impairment charges on its subordinated residual certificates held as a result of its Company-sponsored securitization transactions. During the years ended December 31, 2016 or 2015, the Company recognized no other-than-temporary impairment charges. As of December 31, 2017, $45.3 million of these securities were subject to regulatory risk retention rules, as mentioned above. These securities provided $4.1 million and $3.2 million of interest income for the years ended December 31, 2017 and 2016, respectively.

On October 10, 2017, LendingClub Warehouse I LLC (Warehouse), a wholly-owned subsidiary of LendingClub, entered into a warehouse credit agreement (Warehouse Credit Agreement) with certain lenders for an aggregate $250.0 million secured revolving credit facility (Warehouse Credit Facility). In connection with the Warehouse Credit Agreement, the Warehouse entered into a security agreement with a large commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. As of December 31, 2017, we had $32.1 million in debt outstanding under the Warehouse Credit Facility. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13. Debt” for further information.

Our available liquidity resources also include external sources. On December 17, 2015, we entered into a credit and guaranty agreement with several lenders for an aggregate $120.0 million secured revolving credit facility (Credit Facility). In connection with the credit agreement, we entered into a pledge and security agreement with Morgan Stanley Senior Funding, Inc., as collateral agent. Proceeds of loans made under the Credit Facility may be borrowed, repaid and reborrowed until December 17, 2020. Repayment of any outstanding proceeds are payable on December 17, 2020, but may be prepaid without penalty. As of December 31, 2017, we had no loans outstanding under the Credit Facility. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13. Debt” for further information.

We believe based on our projections and ability to reduce loan volume if needed, that our cash on hand, funds available from our lines of credit, and our cash flow from operations is expected to be sufficient to meet our liquidity needs for the next twelve months.

Capital Resources

Net capital expenditures were $44.6 million, or 8% of total net revenue, $51.8 million, or 10% of total net revenue, and $39.4 million, or 9% of total net revenue, for the years ended December 31, 2017, 2016 and 2015, respectively. Capital expenditures generally consist of internally developed software, computer equipment, and construction in progress. Capital expenditures in 2018 are expected to be approximately $60 million, primarily related to costs associated with the continued development and support of our lending platform. In the future, we expect our capital expenditures to increase as we continue to enhance our platform to support the growth in our business.

Off-Balance Sheet Arrangements

At December 31, 2017 and December 31, 2016, a total of $5.5 million and $4.7 million, respectively, in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026.

In the ordinary course of business, we engage in other activities that are not reflected on our Consolidated Balance Sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated variable interest entities. See “Part II – Item 8 – Financial Statements and Supplementary Data –

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Notes to Consolidated Financial Statements – Note 6. Securitizations and Variable Interest Entities” for additional information regarding these types of activities.

Contingencies

Legal

For a comprehensive discussion of legal proceedings as of December 31, 2017, see “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

Contractual Obligations

Our principal commitments consist of obligations under our loan funding operation with WebBank and in connection with direct marketing efforts, operating leases for office space and contractual commitments for other support services. The following table summarizes our contractual obligations as of December 31, 2017 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Loan funding obligations (1)	166,973	—	—	—	166,973
Operating lease obligations	16,389	34,183	31,363	32,645	114,580
WebBank purchase obligations	54,172	—	—	—	54,172
Purchase obligations	7,065	3,829	401	208	11,503
Total contractual obligations (2)	$244,599	$38,012	$31,764	$32,853	$347,228

(1)
Represents loans as of December 31, 2017, the Company could have been required to purchase resulting from direct mail marketing efforts if such loans were not otherwise invested in by investors on the platform. As of the date of this report, no loans remained without investor commitments and the Company was not required to purchase any of these loans.

(2)
The notes and certificates issued by LendingClub and the Trust, respectively, have been excluded from the table above because payments on those liabilities are only required to be made by us if and when we receive the related loan payments from borrowers. Our own liquidity resources are not required to make any contractual payments on the notes or certificates, except in limited instances of proven identity fraud on a related loan.

Loan Purchase Obligation

Under our loan account program with WebBank, which serves as our primary issuing bank, WebBank retains ownership of the loans it originates that are facilitated through our lending marketplace for two business days after origination. As part of this arrangement, we are committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of December 31, 2017 and 2016, we were committed to purchase loans with an outstanding principal balance of $54.2 million and $32.2 million at par, respectively.

Loan Repurchase Obligations

We are generally required to repurchase loans, notes or certificates in events of verified identity theft. We may also repurchase certain loans, notes or certificates in connection with certain customer accommodations. In connection with certain whole loan and CLUB Certificate sales, as well as to facilitate access securitization markets, we have agreed to repurchase loans if representations and warranties made with respect to such loans are breached, and such breach has a material adverse effect on the loans. In the case of certain securitization transactions, the Company has

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

also agreed to repurchase or substitute loans for which a borrower fails to make the first payment due under a loan. We believe such provisions are customary and consistent with institutional loan and securitization market standards.

In addition to and distinct from the repurchase obligations described in the preceding paragraph, we perform certain administrative functions for a variety of retail and institutional investors, including executing, without discretion, loan investments as directed by the investor. To the extent loans do not meet the investor’s investment criteria at the time of issuance, or are transferred to the investor as a result of a system error by us, we repurchase such loans, notes or certificates at par. As a result of the loan repurchase obligations described above, we repurchased $2.2 million in loans, notes and certificates during the year ended December 31, 2017.

Purchase Commitments

As required by applicable regulations, we are obligated to purchase loans resulting from direct mail marketing efforts if such loans are not otherwise invested in by investors on the platform. We were not required to purchase any such loans during 2017. Additionally, loans in the process of being facilitated through our platform and originated by our issuing bank partner at December 31, 2017, were substantially funded in January 2018. As of the date of this report, no loans remained without investor commitments and we were not required to purchase any of these loans.

In addition, if neither Springstone nor the Company can arrange for other investors to invest in or purchase loans that Springstone facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner (Pool B loans), Springstone and the Company are contractually committed to purchase these loans. As of December 31, 2017, we had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. These funds are recorded as restricted cash on our Consolidated Balance Sheets. During the year ended December 31, 2017, the Company was required to purchase $26.7 million of Pool B loans. Pool B loans are held on our Consolidated Balance Sheets and have an outstanding principal balance and fair value of $20.1 million and $18.2 million as of December 31, 2017, respectively. The Company believes it will be required to purchase additional Pool B loans in 2018 as it seeks to arrange for other investors to invest in or purchase these loans.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” of the consolidated financial statements. The Company considers certain of these policies to be critical accounting policies as they require significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results. These judgments, estimates and assumptions are inherently subjective and actual results may differ from these estimates and assumptions, and the differences could be material.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Fair Value of Loans Held for Investment, Loans Held for Sale, Notes and Certificates

We have elected the fair value option for loans held for investment, loans held for sale, and related notes and certificates. We primarily use a discounted cash flow model to estimate fair value based on the present value of estimated future cash flows, but we may adjust model results if we do not believe the present value reflects the fair value of an instrument. This model uses inputs that are not observable but reflect our best estimates of the assumptions a market participant would use to calculate fair value. The following describes the primary inputs that require significant judgment:

Net losses – Net losses are estimates of the principal payments that will not be repaid over the life of a loan held for investment, loan held for sale, note or certificate. Net loss expectations are adjusted to reflect the expected principal recoveries on charged-off loans. Net loss expectations are primarily based on the historical performance of the loans facilitated on our platform but also incorporate discretionary adjustments based on our expectations of future credit performance.

Prepayments – Prepayments are estimates of the amount of principal payments that will occur before they are contractually required during the life of a loan held for investment, loan held for sale, note or certificate. Prepayments reduce the projected principal balances, interest payments and expected time loans are outstanding. Prepayment expectations are primarily based on the historical performance of the loans facilitated on our platform but also incorporate discretionary adjustments based on our expectations of future loan performance.

Discount rates – The discount rates applied to the expected cash flows of loans held for investment, loans held for sale, and related notes and certificates reflect our estimates of the rates of return that investors would require when investing in financial instruments with similar risk and return characteristics. Discount rates are based on our estimate of the rate of return investors are likely to receive on new loans facilitated on platform. Discount rates for aged loans are adjusted to reflect the market relationship between interest rates and remaining time to maturity.

Fair Value of Asset-backed Securities related to Company-sponsored Securitizations and CLUB Certificate Transactions

We classify asset-backed securities related to Company-sponsored securitizations and CLUB Certificate transactions as available for sale securities. These securities are recorded at fair value and unrealized gains and losses are reported, net of taxes, in “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheets unless management determines that a security is other-than-temporarily impaired (OTTI).

We estimate fair value based on the price of transactions for similar instruments if available. If market observable prices are not available, we use a discounted cash flow model to estimate fair value based on the present value of estimated future cash flows. This model uses inputs that are not observable but reflect our best estimates of the assumptions a market participant would use to calculate fair value. The following describes the primary inputs that require significant judgment:

Discount rates – The discount rates for asset-backed securities related to Company-sponsored securitization transactions reflects our estimates of the rates of return that investors would require when investing in financial instruments with similar risk and return characteristics. The primary source of discount rate observations is the rate of return implied by the sales of asset-backed securities associated with new Company-sponsored securitization transactions.

The Company also incorporates estimates of net losses and prepayments in its estimation of asset-backed securities related to Company-sponsored securitizations and CLUB Certificate transactions. These inputs are consistent with the assumptions used in the valuation of loans held for investment, loans held for sale, and related notes and certificates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Fair Value of Secured Borrowings

We have elected the fair value option for secured borrowings. We primarily use a discounted cash flow model to estimate fair value based on the present value of estimated future cash flows, but we may adjust model results if we do not believe the present value reflects the fair value of an instrument. This model uses inputs that are not observable but reflect our best estimates of the assumptions a market participant would use to calculate fair value. The following describes the primary inputs that require significant judgment:

Net losses – Net losses are estimates of the principal payments that will not be repaid over the life of a secured borrowing. Net loss expectations are adjusted to reflect the expected principal recoveries on charged-off loans. Net loss expectations are primarily based on the historical performance of the loans facilitated on our platform but also incorporate discretionary adjustments based on our expectations of future credit performance. The fair value of secured borrowings varies significantly for different net loss expectations; therefore, we incorporate a variety of net loss scenarios and weight them based on their probability.

Discount rates – The discount rates applied to the expected cash flows of the secured borrowing reflect our estimates of the rates of return that investors would require when investing in financial instruments with similar risk and return characteristics. Discount rates incorporate our estimate of the rate of return investors are likely to receive on new loans facilitated on platform as well as an estimate of the Company’s cost of capital.

We also incorporate estimates of prepayments in our estimation of the fair value of secured borrowings. These inputs are consistent with the assumptions used in the valuation of loans held for investment, loans held for sale, and related notes and certificates.

Fair Value of Servicing Assets and Liabilities

We record servicing assets and liabilities at their estimated fair values when we sell whole loans to unrelated third-party whole loan buyers or we assume or acquire a servicing obligation whereby the underlying loans are not included in our financial statements. The gain or loss on a loan sale is recorded separately in “Total net revenue” in our Consolidated Statements of Operations while the component of the gain or loss that is based on the degree to which the loan servicing fee is above or below an estimated market rate loan servicing fee is recorded as an offset in servicing assets or liabilities. Servicing assets and liabilities are reported in “Other assets” and “Accrued expenses and other liabilities,” respectively, on our Consolidated Balance Sheets. Changes in the fair value of servicing assets and liabilities are reported in “Investor fees” on our Consolidated Statements of Operations in the period in which the changes occur.

We use the fair value measurement method to account for changes in servicing assets and liabilities. We use a discounted cash flow model to estimate the fair values of loan servicing assets and liabilities. The cash flows in the valuation model represent the difference between the servicing fees charged to whole loan buyers and an estimated market servicing fee. Since servicing fees are generally based on the monthly unpaid principal balance of the underlying loans, the expected cash flows in the model incorporate estimated net expected losses and expected prepayments. The significant assumptions used in valuing our servicing assets and liabilities are:

Market servicing rates – We consider market servicing rates as those rates which a market participant would require to service the loans that LendingClub sells. We estimate these market servicing rates based on our review of available observable market servicing rates.

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

The Company also incorporates estimates of net losses and prepayments in its estimation of fair value of servicing assets and liabilities. These inputs are consistent with the assumptions used in the valuation of loans held for investment, loans held for sale, and related notes and certificates.

Fair Value of Loan Trailing Fee Liability

In February 2016, we revised the agreement with our primary issuing bank partner to include an additional program fee (Loan Trailing Fee). The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, and gives the issuing bank an ongoing financial interest in the performance of the loans it originates. This fee is paid by us to the issuing bank partner over the term of the respective loans and is a function of the principal and interest payments. In the event that principal and interest payments are not made, we are not required to make this Loan Trailing Fee payment. The Loan Trailing Fee is recorded at fair value and presented as a reduction of transaction fees on our Consolidated Statements of Operations. The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee, which considers assumptions of expected prepayment rates and future credit losses.

Goodwill and Intangible Assets

Goodwill represents the fair value of an acquired business in excess of the aggregate fair value of the identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever events or circumstances indicate that it is more likely than not that the estimated fair value of a reporting unit is below its carrying value. Our annual impairment testing date is April 1. Impairment exists whenever the carrying value of goodwill exceeds its estimated fair value. Adverse changes in impairment indicators such as loss of key personnel, lower than forecast financial performance, increased competition, increased regulatory oversight, or unplanned changes in our operations could result in impairment.

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

If we do not qualitatively assess goodwill we compare a reporting unit’s estimated fair value to its carrying value. We estimate the fair value of a reporting unit using both an income approach and a market approach. We rely on the income approach (discounted cash flow method) as the primary method for determining estimated fair value. Market-based methods are used as benchmarks to corroborate the estimated fair value determined by the discounted cash flow method. Both the income approach and the market approach rely on long-term growth rates, and revenue and earnings projections.

When applying the income approach, we use a discounted cash flow model, which requires the estimation of cash flows and an appropriate discount rate. We project cash flows expected to be generated by a reporting unit inclusive of an estimated terminal value. The discount rate assumption contemplates a weighted-average cost of capital based on both market observable and company-specific factors. The discount rate is risk-adjusted to include any premiums related to equity price volatility, size, and projected capital structure of publicly traded companies in similar lines of business.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

We rely on several assumptions when estimating the fair value of a reporting unit using the discounted cash flow method. These assumptions include the current discount rate discussed above, as well as transaction fee revenue based on projected loan origination growth, projected operating expenses and contribution margin, capital expenditures and income taxes. We believe these assumptions to be representative of assumptions that a market participant would use in valuing a reporting unit, but these assumptions are inherently uncertain. If the assumptions regarding business operating plans, projected loan origination growth and transaction fee rates, operating expenses, or competition in the industry are not achieved, we may be required to record goodwill impairment charges in future periods. There can be no assurances that estimates and assumptions made for purposes of goodwill impairment testing will prove accurate predictions of the future.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities in “Accrued expenses and other liabilities” in the Company’s Consolidated Balance Sheets. Associated legal expense is recorded in “Other general and administrative” expense or in “Class action litigation settlement” expense for the losses associated with the securities class action lawsuits, as described in “Note 18. Commitments and Contingencies,” in the Company’s Consolidated Statements of Operations. Such liabilities and associated expenses are recorded when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Such estimates are based on the best information available at the time. As additional information becomes available, we reassess the potential liability and record an adjustment to our estimate in the period in which the adjustment is probable and an amount or range can be reasonably estimated. Due to the inherent uncertainties of loss contingencies, our estimates may be different than the actual outcomes.

Insurance Recoveries

Insurance recoveries of all or a portion of incurred losses are recognized when realization of the claim for recovery is probable. Any insurance recoveries in excess of losses incurred are accounted for as a gain contingency. Insurance recoveries are recorded in “Other assets” in the Company’s Consolidated Balance Sheets. Insurance recoveries associated with the reimbursement of legal expenses arising from loss contingencies and legal fees are recorded as a contra-expense in “Other general and administrative” expense or, if such recoveries are associated with the securities class action lawsuits, as a contra-expense in “Class action litigation settlement” expense, in the Company’s Consolidated Statements of Operations.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

Consolidation of Variable Interest Entities

A variable interest entity (VIE) is a legal entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity’s activities or lack the ability to receive expected benefits or absorb obligations in a manner that’s consistent with their investment in the entity.

The most common type of VIE is a special purpose entity (SPE). SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. In connection with these securitization activities, we have various forms of ongoing involvement with SPEs, which may include 1) holding senior or subordinated interests in SPEs, 2) acting as servicer for SPEs; and, 3) providing administrative services to SPEs. SPEs are generally structured to insulate investors from claims on the SPE’s assets by creditors of other entities, including the creditors of the seller of the assets.

A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates VIEs when it is deemed to be the primary beneficiary.

Management regularly reviews and reconsiders its previous conclusions regarding whether it holds a variable interest in potential VIEs, the status of an entity as a VIE, and whether the Company is required to consolidate such VIEs in the consolidated financial statements.

Legal Fees

Legal fees, including legal fees associated with loss contingencies, are recognized as incurred and included in “Other general and administrative” expense in the Company’s Consolidated Statements of Operations.

Stock-based Compensation

Stock-based compensation includes expense associated with restricted stock units, stock option grants, and our employee stock purchase plan (ESPP), as well as expense associated with stock issued related to our acquisition of Springstone. Stock-based compensation expense is based on the grant date fair value of the award.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

For awards issued prior to 2017, as we did not have a significant trading history for our common stock, the expected stock price volatility for our stock options and ESPP was estimated by reference to the average historical stock price volatility for our industry peers. In 2017, the Company began using the expected volatility of ESPP purchase rights and stock options based upon the weighted-average of the historical volatility of the Company’s common stock. The expected term for stock options represents the period of time that stock options are estimated to be outstanding, giving consideration to the contractual terms of the options, vesting schedules, and expectations of future exercise patterns and post-vesting employee termination behavior. Given our limited operating history, the simplified method is applied to calculate the expected term. We use a risk-free interest rate based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. We have never declared or paid any cash or other dividends and do not anticipate paying cash or other dividends in the foreseeable future, and consequently use an expected dividend yield of 0.0% in our option-pricing model.

Beginning in 2017, we elected to recognize forfeitures as they occur for equity awards with only a service condition, rather than estimated expected forfeitures.

We use a Monte Carlo simulation to fair value the total shareholder return (TSR) vesting portion of the restricted stock unit awards with performance, market, and service conditions. This valuation methodology utilizes the 20-day volume weighted-average stock price and the closing price of the common stock of the Company and our peer group on the grant date, as well as several key assumptions, including the expected volatilities of the Company and peer group’s stock price, risk-free rate of return, and estimated total shareholder return. Due to the complexity of the valuation technique we have engaged a third-party valuation firm to perform the Monte Carlo simulation.

Stock-based compensation expense related to stock options and restricted stock units that are expected to vest is recognized over the vesting period of the award, which is generally four years, on a straight-line basis. The compensation expense related to ESPP purchase rights is recognized on a straight-line basis over the requisite service period, which is generally six months.

2016 Board Review

As previously disclosed, in 2016 we conducted a review under the supervision of an independent sub-committee of the board of directors and with the assistance of independent outside counsel and other advisors. This review is complete, although it is possible that additional issues may arise as part of our response to ongoing government requests for information.

The details of the review and the findings from the review have been disclosed in prior filings, including the Company’s report on Form 10-K for the year ended December 31, 2016. Following the commencement of the review, we undertook efforts to remediate any deficiencies and we implemented additional controls.

In connection with this review, the Company concluded that its internal control over financial reporting was ineffective as of December 31, 2015 due to a material weakness and, therefore, the Company’s disclosure controls and procedures also were ineffective as disclosed in “Part II – Item 9A - Controls and Procedures” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015. The Company made a similar conclusion with respect to its internal control over financial reporting and its disclosure controls and procedures as of March 31, 2016, June 30, 2016, and September 30, 2016, as disclosed in Item 4 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016, respectively. Following the implementation of our remediation plan, as of December 31, 2016, management concluded that, as remediated, its internal control over financial reporting and its disclosure controls and procedures, were effective, as described in “Part II – Item 9A – Controls and Procedures.” Management has made a similar conclusion for each quarter of and the year ended December 31, 2017.

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

Market Rate Sensitivity

We are exposed to market risk on loans facilitated through our lending marketplace that are not sold or funded with offsetting notes, certificates or secured borrowings. Changes in the fair value of these loans are primarily related to changes in market discount rates, credit performance and prepayments. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market.

During 2017, we purchased a total of $1.6 billion of loans through the platform using our own capital, primarily to support securitization and whole loan sale initiatives, fund certain custom program loans, and fulfill contractual purchase obligations. In the third quarter of 2017, we began a recurring process to aggregate pools of whole loans on balance sheet, for subsequent sale to third-party investors. The typical holding period for such pools is less than one month, and this process represents the majority of the $990.3 million of loans we previously purchased. The outstanding principal balance of loans in which we remained invested using our own capital as of December 31, 2017 was $613.7 million. We depend on an active liquid market and third-party investor demand for whole loan sales and successful securitization transactions. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” for additional discussion. We do not hold or issue financial instruments for trading purposes.

Interest Rate Sensitivity

We invest in securities classified as available for sale and loans that are subject to interest rate risk. The fair value of securities available for sale as of December 31, 2017 and 2016 was $117.6 million and $287.1 million, respectively, consisting of corporate debt securities, asset-backed securities, U.S. agency securities, certificates of deposit, commercial paper, U.S. Treasury securities, asset-backed securities related to Company-sponsored securitizations and CLUB Certificate transactions and other securities. To mitigate the risk of loss, our investment policy and strategy is focused first on the preservation of capital and supporting our liquidity requirements, and then maximizing returns. To manage this risk, the Company limits and monitors maturities, credit ratings, performance of loans underlying asset-backed securities and residual interests and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned on our securities available for sale and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.6 million in the fair value of our securities available for sale as of December 31, 2017. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $0.6 million in the fair value of our securities available for sale as of December 31, 2017. Any unrealized gains or losses resulting from such interest rate changes would only be recorded if we sold the securities prior to maturity or if the securities were not considered other-than-temporarily impaired.

We had cash and cash equivalents of $401.7 million as of December 31, 2017. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper, which are short-term. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, we do not believe we have material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will not

LENDINGCLUB CORPORATION

materially reduce interest income on these cash and cash equivalents because of the current low rate environment. Increases in short-term interest rates will modestly increase the interest income earned on these cash balances.

The outstanding principal balance of loans in which the Company remained invested using its own capital as of December 31, 2017 was $613.7 million, substantially all of which bears interest at fixed rates. Future funding activities, including funding under the Warehouse Credit Agreements, may increase our exposure to interest rate risk, as the interest rates payable on such funding are tied to short-term market rates.

Credit Performance Sensitivity

We invest in loans, asset-backed securities and residual interests related to unconsolidated VIEs and Company-sponsored securitization transactions. The performance of these loans, securities and residual interests is dependent on the credit performance of loans facilitated by the Company. To manage this risk, we monitor borrower payment performance and how it may impact the valuation of our investments. The valuation of these investments is based on a discounted cash flow analysis and includes Level 3 assumptions.

Any unrealized losses on securities and residual interests is evaluated for other-than-temporary impairment. The Company recorded an other-than-temporary impairment charge of $1.5 million on its subordinated residual certificates held related to its Company-sponsored securitization transactions during the year ended December 31, 2017. There were no other-than-temporary impairment charges for the years ended December 31, 2016 or 2015. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Securities Available for Sale” for additional information. All other unrealized gains and losses are recorded in the Consolidated Statements of Comprehensive Income (Loss).

LENDINGCLUB CORPORATION

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of LendingClub Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 21, 2018

We have served as the Company’s auditor since 2013.

LENDINGCLUB CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

December 31,	2017	2016
Assets
Cash and cash equivalents (1)	$401,719	$515,602
Restricted cash (1)	242,570	177,810
Securities available for sale	117,573	287,137
Loans held for investment at fair value (1) (2)	2,932,325	4,295,121
Loans held for investment by the Company at fair value (1) (2)	361,230	16,863
Loans held for sale by the Company at fair value (1)	235,825	9,048
Accrued interest receivable (1)	33,822	40,299
Property, equipment and software, net	101,933	89,263
Intangible assets, net	21,923	26,211
Goodwill	35,633	35,633
Other assets (1)	156,278	69,644
Total assets	$4,640,831	$5,562,631
Liabilities and Equity
Accounts payable	$9,401	$10,889
Accrued interest payable (1)	32,992	43,574
Accrued expenses and other liabilities (1)	228,380	85,619
Payable to investors	143,310	125,884
Notes, certificates and secured borrowings at fair value (1)	2,954,768	4,320,895
Payable to securitization note and residual certificate holders (includes $1,479 and $0 at fair value, respectively) (1)	312,123	—
Warehouse notes payable (1)	32,100	—
Total liabilities	3,713,074	4,586,861
Equity
Common stock, $0.01 par value; 900,000,000 shares authorized; 419,756,546 and 400,262,472 shares issued, respectively; 417,473,846 and 397,979,772 shares outstanding, respectively	4,198	4,003
Additional paid-in capital	1,327,206	1,226,206
Accumulated deficit	(389,419)	(234,187)
Treasury stock, at cost; 2,282,700 shares	(19,485)	(19,485)
Accumulated other comprehensive loss	(5)	(767)
Total LendingClub stockholders’ equity	922,495	975,770
Noncontrolling interests	5,262	—
Total equity	927,757	975,770
Total liabilities and equity	$4,640,831	$5,562,631

(1)	Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

(2)	Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

LENDINGCLUB CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

The following table presents the assets and liabilities of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. See “Notes to Consolidated Financial Statements – Note 6. Securitizations and Variable Interest Entities” for additional information.

December 31,	2017	2016
Assets of consolidated VIEs, included in total assets above
Restricted cash	$34,370	$—
Loans held for investment at fair value	1,202,260	2,600,422
Loans held for investment by the Company at fair value	350,699	—
Loans held for sale by the Company at fair value	60,812	—
Accrued interest receivable	15,602	24,037
Other assets	6,324	—
Total assets of consolidated variable interest entities	$1,670,067	$2,624,459
Liabilities of consolidated VIEs, included in total liabilities above
Accrued interest payable	$14,789	$26,839
Accrued expenses and other liabilities	52	—
Notes, certificates and secured borrowings at fair value	1,210,349	2,616,023
Payable to securitization note and residual certificate holders	312,123	—
Warehouse notes payable	32,100	—
Total liabilities of consolidated variable interest entities	$1,569,413	$2,642,862
See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31,	2017	2016	2015
Net revenue:
Transaction fees	$448,608	$423,494	$373,508
Investor fees (1)	87,108	79,647	43,787
Gain (Loss) on sales of loans (1)	23,370	(17,152)	4,885
Other revenue (1)	6,436	9,478	4,517
Net interest income and fair value adjustments:
Interest income	611,259	696,662	552,972
Interest expense	(571,424)	(688,368)	(549,740)
Net fair value adjustments (1)	(30,817)	(2,949)	14
Net interest income and fair value adjustments (1)	9,018	5,345	3,246
Total net revenue	574,540	500,812	429,943
Operating expenses:
Sales and marketing	229,865	216,670	171,526
Origination and servicing	86,891	74,760	61,335
Engineering and product development	142,264	115,357	77,062
Other general and administrative	191,683	207,172	122,182
Class action litigation settlement	77,250	—	—
Goodwill impairment	—	37,050	—
Total operating expenses	727,953	651,009	432,105
Loss before income tax expense	(153,413)	(150,197)	(2,162)
Income tax expense (benefit)	632	(4,228)	2,833
Consolidated net loss	(154,045)	(145,969)	(4,995)
Less: Loss attributable to noncontrolling interests	(210)	—	—
LendingClub net loss	$(153,835)	$(145,969)	$(4,995)
Net loss per share attributable to LendingClub:
Basic	$(0.38)	$(0.38)	$(0.01)
Diluted	$(0.38)	$(0.38)	$(0.01)
Weighted-average common shares - Basic	408,995,947	387,762,072	374,872,118
Weighted-average common shares - Diluted	408,995,947	387,762,072	374,872,118

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

Year Ended December 31,	2017	2016	2015
LendingClub net income (loss)	$(153,835)	$(145,969)	$(4,995)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	184	1,515	(1,671)
Other comprehensive income (loss), before tax	184	1,515	(1,671)
Income tax effect	(591)	611	—
Other comprehensive income (loss), net of tax	775	904	(1,671)
Less: Other comprehensive income attributable to noncontrolling interests	13	—	—
LendingClub other comprehensive income (loss), net of tax	762	904	(1,671)
LendingClub comprehensive income (loss)	(153,073)	(145,065)	(6,666)
Comprehensive income (loss) attributable to noncontrolling interests	13	—	—
Total comprehensive income (loss)	$(153,060)	$(145,065)	$(6,666)
See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands, Except Share Data)

LendingClub Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2014	371,443,916	$3,714	$1,052,728	—	$—	$—	$(83,223)	$973,219	$—	$973,219
Stock-based compensation and related tax effects	—	—	56,005	—	—	—	—	56,005	—	56,005
Stock option exercises and other	7,862,705	79	13,394	—	—	—	—	13,473	—	13,473
ESPP purchase shares	410,009	4	5,087	—	—	—	—	5,091	—	5,091
Net unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(1,671)	—	(1,671)	—	(1,671)
Excess tax benefit from share-based award activity	—	—	738	—	—	—	—	738	—	738
Net loss	—	—	—	—	—	—	(4,995)	(4,995)	—	(4,995)
Balance at December 31, 2015	379,716,630	$3,797	$1,127,952	—	$—	$(1,671)	$(88,218)	$1,041,860	$—	$1,041,860
Stock-based compensation and related tax effects	—	—	79,803	—	—	—	—	79,803	—	79,803
Stock option exercises and other	19,037,329	191	13,398	—	—	—	—	13,589	—	13,589
Treasury stock	(2,282,700)	—	—	2,282,700	(19,485)	—	—	(19,485)	—	(19,485)
ESPP purchase shares	1,508,513	15	5,229	—	—	—	—	5,244	—	5,244
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	—	904	—	904	—	904
Excess tax benefit from share-based award activity	—	—	(176)	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	—	—	(145,969)	(145,969)	—	(145,969)
Balance at December 31, 2016	397,979,772	$4,003	$1,226,206	2,282,700	$(19,485)	$(767)	$(234,187)	$975,770	$—	$975,770
Stock-based compensation and related tax effects	—	—	81,599	—	—	—	(1,397)	80,202	—	80,202
Stock option exercises and other	18,174,537	182	13,803	—	—	—	—	13,985	—	13,985
ESPP purchase shares	1,319,537	13	5,598	—	—	—	—	5,611	—	5,611
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	—	762	—	762	13	775
Contribution of interests in consolidated VIE	—	—	—	—	—	—	—	—	7,722	7,722
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(2,263)	(2,263)
Net loss	—	—	—	—	—	—	(153,835)	(153,835)	(210)	(154,045)
Balance at December 31, 2017	417,473,846	$4,198	$1,327,206	2,282,700	$(19,485)	$(5)	$(389,419)	$922,495	$5,262	$927,757

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(in Thousands)

Year Ended December 31,	2017	2016	2015
Cash Flows from Operating Activities:
Consolidated net loss	$(154,045)	$(145,969)	$(4,995)
Adjustments to reconcile consolidated net loss to net cash (used for) provided by operating activities:
Net fair value adjustments	30,817	2,949	(14)
Change in fair value of loan servicing liabilities	(2,346)	(4,498)	(5,194)
Change in fair value of loan servicing assets	23,172	5,403	3,803
Stock-based compensation, net	70,983	69,244	51,222
Excess tax benefit from share-based awards	—	176	(738)
Goodwill impairment charge	—	37,050	—
Depreciation and amortization	46,208	29,882	21,578
(Gain) Loss on sales of loans	(38,850)	(13,175)	(4,885)
Other, net	2,744	1,791	661
Purchase of loans held for sale	(6,008,943)	(4,742,538)	(3,358,611)
Principal payments received on loans held for sale	54,107	4,380	—
Proceeds from sales of whole loans	5,172,941	4,731,831	3,358,611
Purchase of loans held for sale by consolidated VIE	(706,003)	—	—
Proceeds from sale of securities by consolidated VIE, net of underwriting fees and costs	853,788	—	—
Net change in operating assets and liabilities:
Accrued interest receivable, net	6,293	(2,218)	(13,819)
Other assets	(71,625)	(10,140)	(15,857)
Due from related parties	420	179	(188)
Accounts payable	(1,913)	5,582	(598)
Accrued interest payable	(10,582)	3,330	13,280
Accrued expenses and other liabilities	142,020	27,286	30,485
Net cash (used for) provided by operating activities	(590,814)	545	74,741
Cash Flows from Investing Activities:
Purchase of loans	(1,738,710)	(2,732,669)	(3,865,565)
Principal payments received on loans	2,397,565	2,393,354	1,804,719
Proceeds from recoveries and sales of charged-off loans	48,256	37,277	26,256
Proceeds from sales of whole loans	112,767	26,825	—
Purchases of securities available for sale	(139,770)	(75,983)	(419,173)
Proceeds from sales, maturities, redemptions and paydowns of securities available for sale	356,608	87,158	120,420
Proceeds from paydowns of asset-backed securities related to Company-sponsored securitizations and CLUB Certificate transactions	6,472	—	—
Investment in Cirrix Capital	—	(10,000)	—
Net change in restricted cash	(64,760)	(97,077)	(33,970)
Purchases of property, equipment and software, net	(44,615)	(51,842)	(39,387)
Net cash provided by (used for) investing activities	933,813	(422,957)	(2,406,700)
Cash Flows from Financing Activities:
Change in payable to investors	17,426	52,722	34,421
Proceeds from issuance of notes and certificates	1,720,884	2,681,109	3,861,995

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(in Thousands)

Year Ended December 31,	2017	2016	2015
Proceeds from secured borrowings	280,495	22,274	—
Repayments of secured borrowings	(42,834)	(22,274)	—
Principal payments on and retirements of notes and certificates	(2,737,029)	(2,381,372)	(1,800,859)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(47,914)	(36,785)	(26,143)
Proceeds from issuance of securitization notes and residual certificates	313,486	—	—
Proceeds from revolving credit facilities	283,100	—	—
Principal payments on revolving credit facilities	(251,000)	—	—
Payment for debt issuance costs	(5,099)	—	(1,296)
Repurchases of common stock	—	(19,485)	—
Proceeds from exercise of warrants to acquire common stock	—	17	3
Proceeds from stock option exercises and other	14,562	13,209	11,670
Excess tax benefit from share-based awards	—	(176)	738
Proceeds from issuance of common stock for ESPP	5,611	5,244	5,091
Purchase of noncontrolling interests in consolidated VIE	(6,307)	—	—
Return of capital to noncontrolling interests in consolidated VIE	(2,191)	—	—
Dividends paid to noncontrolling interests in consolidated VIE	(72)	—	—
Other financing activities	—	—	90
Net cash (used for) provided by financing activities	(456,882)	314,483	2,085,710
Net Decrease in Cash and Cash Equivalents	(113,883)	(107,929)	(246,249)
Cash and Cash Equivalents, Beginning of Period	515,602	623,531	869,780
Cash and Cash Equivalents, End of Period	$401,719	$515,602	$623,531
Supplemental Cash Flow Information:
Cash paid for interest	$581,435	$684,775	$536,448
Non-cash investing activity:
Accruals for property, equipment and software	$710	$1,089	$2,975
Beneficial interests retained by consolidated VIE	$54,955	$—	$—
Non-cash investing and financing activity:
Transfer of whole loans to redeem certificates	$130,223	$3,862	$—
Non-cash financing activity:
Noncontrolling interests’ contribution of beneficial interests in consolidated VIE	$7,722	$—	$—
Issuance of payable to securitization residual certificate holders	$1,549	$—	$—

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

1. Basis of Presentation

LendingClub Corporation (LendingClub) operates an online lending marketplace platform that connects borrowers and investors. LendingClub Asset Management, LLC (LCAM), is a registered investment advisor with the Securities and Exchange Commission (SEC) and wholly-owned subsidiary of LendingClub that acts as the general partner for certain private funds. Additionally, LCAM is an advisor to separately managed accounts (SMAs) and funds of which LCAM’s wholly-owned subsidiaries are the general partners. Springstone Financial, LLC (Springstone), is a wholly-owned subsidiary of LendingClub that facilitates the origination of education and patient finance loans by third-party issuing banks. LC Trust I (the Trust) is an independent Delaware business trust that acquires loans from LendingClub and holds them for the sole benefit of certain investors that have purchased trust certificates (Certificates) issued by the Trust that are related to specific underlying loans for the benefit of the investor. Consumer Loan Underlying Bond Certificate Issuer Trust I (Master Trust) is a Delaware statutory master trust in series that provides accredited investors and qualified institutional buyers the opportunity to invest in a pool of unsecured personal whole loans in a certificated form (CLUB Certificates). LendingClub Warehouse I LLC (Warehouse) and LendingClub Warehouse II LLC (Warehouse II) are wholly-owned subsidiaries of LendingClub established to enter into warehouse credit agreements with certain lenders for secured revolving credit facilities.

In connection with its role as the sponsor of an asset-backed securities securitization transaction, LendingClub owns a 56% interest in a majority-owned affiliate (MOA), LendingClub Operated Aggregator Note (LOAN) NP I, LLC. LendingClub holds a controlling financial interest and is the primary beneficiary of the MOA and consolidates the MOA in its financial statements. Additionally, in 2017, LendingClub established Consumer Loan Underlying Bond Depositor LLC (Depositor), a wholly-owned limited liability company, and Consumer Loan Underlying Bond Credit Trust 2017-P2, LLC (Credit Trust) and Consumer Loan Underlying Bond Grantor Trust 2017-P2, LLC (Grantor Trust), issuer and grantor trusts that facilitated a LendingClub-sponsored asset-backed securities transaction. See “Note 6. Securitizations and Variable Interest Entities” for additional information.

The accompanying consolidated financial statements include LendingClub, its consolidated subsidiaries (collectively referred to as the Company) and variable interest entities (VIEs). Noncontrolling interests are reported as a separate component of consolidated equity in the Consolidated Balance Sheets from the equity attributable to LendingClub’s stockholders for all periods presented. All intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for financial information.

These accounting principles require management to make certain estimates, judgments and assumptions that affect the amounts in the accompanying financial statements and related notes. The Company bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. These judgments, assumptions and estimates include but are not limited to the following: (i) fair value determinations for servicing assets and liabilities; (ii) fair value determinations for loans held for investment, loans held for sale, notes, certificates and secured borrowings; (iii) fair value determinations for securities available for sale; (iv) stock-based compensation expense; (v) provision for income taxes, net of valuation allowance for deferred tax assets; (vi) recoverability of property, equipment and software; (vii) carrying values of goodwill and intangible assets; (viii) consolidation of variable interest entities; and (ix) accrued liabilities for contingencies. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

In the fourth quarter of 2017, the Company disaggregated “Loans” on the Consolidated Balance Sheets to separately present “Loans held for investment” and “Loans held for investment by the Company.” Additionally, the Company

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

separately presented “Loans held for sale by the Company” from “Loans held for sale.” These changes had no impact on “Total assets.” Prior period amounts have been reclassified to conform to current period presentation.

In the first quarter of 2017, the Company simplified the presentation of “Total net revenue” in the Consolidated Statements of Operations to present revenues from transactions with investors as a single line item reported as “Investor fees” by aggregating the revenues previously separately reported as “Servicing fees” and “Management fees.” Additionally, in the fourth quarter of 2017, the Company separately reported “Gain (Loss) on sales of loans” and “Net fair value adjustments” from “Other revenue (expense)” in the Company’s Consolidated Statements of Operations. “Net fair value adjustments” was also revised to include other-than-temporary impairment charges on subordinated residual certificates held as a result of Company-sponsored securitization transactions, which were previously included in “Other revenue. These changes had no impact on “Total net revenue.” Prior period amounts have been reclassified to conform to the current period presentation.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include the Company’s unrestricted interest-bearing deposit accounts with investment-grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper. The Company considers all highly liquid investments with stated maturity dates of three months or less from the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of bank deposit accounts and money market funds that are: (i) pledged to or held in escrow at correspondent banks as security for transactions processed on or related to LendingClub’s platform or activities by certain investors; (ii) pledged through a credit support agreement with a certificate holder; (iii) received from investors but not yet been applied to their accounts on the platform and transferred to segregated bank accounts that hold investors’ funds; or (iv) as of December 31, 2016, held in a Rabbi Trust through a grantor trust agreement to satisfy obligations to participants under the Company’s 2016 Cash Retention Bonus Plan (Cash Retention Plan). See “Note 16. Employee Incentive and Retirement Plans” for additional information on the Cash Retention Plan.

Investor cash balances (excluding transactions-in-process) are held in segregated bank or custodial accounts and are not commingled with the Company’s monies or held on the Company’s Consolidated Balance Sheets.

Securities Available for Sale

Debt securities that the Company might not hold until maturity and marketable equity securities are classified as available for sale securities. In Company-sponsored securitization transactions that meet the applicable criteria to be accounted for as a sale, the Company retains certain asset-backed securities including subordinated residual interests, which are classified as available for sale securities. Securities available for sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in “Accumulated other comprehensive income (loss)” included in Equity in the Company’s Consolidated Balance Sheets unless management determines that a security is other-than-temporarily impaired (OTTI). Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in “Net fair value adjustments” in the Company’s Consolidated Statements of Operations. Purchases and sales of securities available for sale are recorded on the trade date.

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

A security is also OTTI if management does not expect to recover all of the amortized cost of the security. In this circumstance, the impairment recognized in earnings represents estimated credit loss, and is measured by the difference between the present value of expected cash flows and the amortized cost of the security. Management utilizes cash flow models to estimate the expected future cash flow from the securities to estimate the credit loss when necessary. Expected cash flows are discounted using the security’s effective yield. Impairment charges are recorded in “Net fair value adjustments” in the Company’s Consolidated Statements of Operations.

The evaluation of whether the Company expects to recover the amortized cost of a security is inherently judgmental. The evaluation includes the assessment of several security performance indicators, including the magnitude and duration of the unrealized loss and whether the Company has received all scheduled principal and interest payments.

Loans Held for Investment and Loans Held for Sale

The Company has elected the fair value option for loans held for investment and loans held for sale. Upfront fees and costs related to loans are recognized in earnings as incurred. Changes in the fair value of loans are recorded in “Net fair value adjustments” in the Consolidated Statements of Operations in the period of the fair value changes. The Company places loans on non-accrual status at 120 days past due. The Company charges-off loans no later than 120 days past due, or earlier in the event of notification of borrower bankruptcy.

Notes and Certificates

The Company has elected the fair value option for notes and certificates. Due to the payment dependent feature of the notes and certificates, changes in the fair value of the notes and certificates are offset by changes in the fair values of related loans, resulting in no net effect on our earnings. Changes in the fair value of notes and certificates are recorded in “Net fair value adjustments” in the Consolidated Statements of Operations in the period of the fair value changes.

Secured Borrowings

The Company has elected the fair value option for secured borrowings. Changes in the fair value of the secured borrowings are recorded in “Net fair value adjustments” in the Consolidated Statements of Operations in the period of the fair value changes. See “Note 14. Secured Borrowings” for additional information.

Servicing Assets and Liabilities

The Company recognizes servicing assets and liabilities at fair value when it sells or securitizes loans with servicing rights retained or when the Company assumes or acquires a servicing obligation whereby the underlying loans are not included in the Company’s financial statements. The fair value of servicing assets or servicing liabilities recognized at the time of sale is a component of the gain or loss on loan sales, which is recorded in “Gain (Loss) on sales of loans” in the Company’s Consolidated Statements of Operations. The Company recognizes a servicing asset or servicing liability depending on whether the benefits of servicing are expected to more than adequately compensate the Company for performing the servicing. Servicing assets and liabilities are recorded in “Other assets” and “Accrued expenses and other liabilities,” respectively, on the Company’s Consolidated Balance Sheets. The Company uses the fair value measurement method to account for changes in servicing assets and liabilities. As such, changes in the fair value of servicing assets and liabilities are reported in “Investor fees” in the Company’s Consolidated Statements of Operations in the period in which the changes occur.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Loan Trailing Fee Liability

In February 2016, the Company revised the agreement with its primary issuing bank partner to include an additional program fee (Loan Trailing Fee). The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, and gives the issuing bank an ongoing financial interest in the performance of the loans it originates. This fee is paid by the Company to the issuing bank partner over the term of the respective loans and is a function of the principal and interest payments. In the event that principal and interest payments are not made, the Company is not required to make this Loan Trailing Fee payment. The Loan Trailing Fee is recorded at fair value and presented as a reduction of transaction fees on the Company’s Consolidated Statements of Operations.

Fair Value of Assets and Liabilities

Fair value represents the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between market participants at the measurement date (an exit price). The Company uses fair value measurement to record securities available for sale, loans, notes, certificates, secured borrowings, servicing assets and liabilities, and loan trailing fee liability at fair value on a recurring basis.

The fair value hierarchy includes a three-level classification, which is based on whether the inputs to the valuation methodology used for measurement are observable:

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
Inputs that are unobservable in the market but reflective of the Company’s assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include the Company’s own data. Valuation techniques include discounted cash flow models and similar techniques.

When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. However, for certain instruments the Company must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in measuring fair value.

Loans held for investment, loans held for sale and related notes, certificates and secured borrowings, are measured at estimated fair value using a discounted cash flow valuation methodology. The fair valuation methodology considers projected prepayments and uses the historical actual defaults, losses and recoveries on our loans to project future losses and net cash flows on loans.

Loan servicing assets and liabilities are measured at estimated fair value using a discounted cash flow valuation methodology. The cash flows in the valuation model represent the difference between the contractual servicing fees charged to investors and an estimated market servicing fee. Since contractual servicing fees are generally based on the monthly unpaid principal balance of the underlying loans, the expected cash flows in the model incorporate estimates of net losses and prepayments.

The Company uses quoted prices in active markets to measure the fair value of securities available for sale, when available. When utilizing market data and bid-ask spreads, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, the Company uses prices obtained from third-party

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

pricing services to measure the fair value of securities available for sale. The Company’s third-party pricing services provide prices based on observable trades and discounted cash flows that incorporate observable information, such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar securities. The Company compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. When quoted prices and prices provided by third-party pricing services are not available, the Company measures fair value for securities available for sale using a discounted cash flow valuation methodology.

Financial Instruments Not Recorded at Fair Value

Financial instruments not recorded at fair value on a recurring basis include cash and cash equivalents, restricted cash, accrued interest receivable, deposits, accrued interest payable, accounts payable, payables to investors, and payables to securitization note holders. These assets and liabilities are recorded at historical cost. Given the nature of these instruments, the Company considers the amortized cost to approximate their fair values.

Accrued Interest

Accrued interest income on loans is calculated based on the contractual interest rate of the loan and recorded as interest income as earned. Loans are placed on non-accrual status upon reaching 120 days past due. When a loan is placed on non-accrual status, the Company stops accruing interest and reverses all accrued but unpaid interest as of such date. Accrued interest payable on notes, certificates and secured borrowings is also reduced when the corresponding loan is placed on non-accrual status, due to the payment dependent structure of the notes, certificates and secured borrowings.

Property, Equipment and Software, net

Property, equipment and software consists of furniture and fixtures, construction in process, leasehold improvements, computer equipment, and internally developed and purchased software, which are recorded at cost, less accumulated depreciation and amortization.

Furniture and fixtures, computer equipment, and purchased software are depreciated or amortized on a straight line basis over three to five years. Leasehold improvements are amortized over the shorter of the lease term excluding renewal periods or the estimated useful life. Internally developed software is amortized on a straight line basis over the project’s estimated useful life, generally three years.

Internally developed software is capitalized when preliminary development efforts are successfully completed and it is probable that the project will be completed and the software will be used as intended. Capitalized costs consist of salaries and payroll related costs for employees and fees paid to third-party consultants who are directly involved in development efforts. Costs related to preliminary project activities and post implementation activities, including training and maintenance, are expensed as incurred. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized.

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

The Company relies on several assumptions when estimating the fair value of a reporting unit using the discounted cash flow method. These assumptions include the current discount rate discussed above, as well as transaction fee revenue based on projected loan origination growth and revenue growth, projected operating expenses and contribution margin, capital expenditures and income taxes. The Company believes these assumptions to be representative of assumptions that a market participant would use in valuing a reporting unit, but these assumptions are inherently uncertain. If the assumptions regarding business operating plans, projected loan origination growth and transaction fee rates, operating expenses, or competition in the industry are not achieved, the Company may be required to record goodwill impairment charges in future periods. There can be no assurances that estimates and assumptions made for purposes of goodwill impairment testing will prove accurate predictions of the future.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities in “Accrued expenses and other liabilities” in the Company’s Consolidated Balance Sheets. Associated legal expense is recorded in “Other general and administrative” expense or in “Class action litigation settlement” expense for the losses associated with the securities class action lawsuits, as described in “Note 18. Commitments and Contingencies,” in the Company’s Consolidated Statements of Operations. Such liabilities and associated expenses are recorded when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Such estimates are based on the best information available at the time. As additional information becomes available, we reassess the potential liability and record an adjustment to our estimate in the period in which the adjustment is probable and an amount or range can be reasonably estimated. Due to the inherent uncertainties of loss contingencies, our estimates may be different than the actual outcomes.

Insurance Recoveries

Insurance recoveries of all or a portion of incurred losses are recognized when realization of the claim for recovery is probable. Any insurance recoveries in excess of losses incurred are accounted for as a gain contingency. Insurance recoveries are recorded in “Other assets” in the Company’s Consolidated Balance Sheets. Insurance recoveries associated with the reimbursement of legal expenses arising from loss contingencies and legal fees are recorded as a contra-expense in “Other general and administrative” expense or, if such recoveries are associated with the securities class action lawsuits, as a contra-expense in “Class action litigation settlement” expense, in the Company’s Consolidated Statements of Operations.

Debt

For debt instruments carried at amortized cost, the Company defers specific incremental costs directly related to issuing debt or entering into revolving debt arrangements. Debt issuance costs associated with debt liabilities are presented as a direct deduction of the carrying amount of debt liability and subsequently amortized to interest expense over the contractual life of the debt. Debt issuance costs associated with revolving debt arrangements are presented as an asset and subsequently amortized over the term of the revolving debt arrangement.

Revenue Recognition

Transaction Fees: The Company recognizes transaction fees paid by issuing banks and education and patient service providers at the time the loan is issued by the issuing bank and the proceeds are delivered to the borrower. The Company records transaction fee revenue net of program fees paid to WebBank. See “Loan Trailing Fee Liability” above for further discussion.

At the time of loan issuance by the issuing bank and delivery of proceeds to the borrower, the Company recognizes estimated refunds for potential assumption of the issuing bank’s obligation under Utah law to refund the pro-rated amount of the transaction fee in excess of 5% in the event the borrower prepays the loan in full before maturity. Additionally, for patient solutions products, the Company may provide refunds to borrowers when the borrower cancels the loan under certain conditions. The Company records transaction fee revenue net of estimated refunds.

Investor Fees: Note investors, certain certificate holders and whole loan purchasers typically pay LendingClub a servicing fee on each payment received from a borrower or on the investors’ month-end principal balance of loans

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

serviced. The servicing fee compensates the Company for managing payments from borrowers and payments to investors and maintaining investors’ platform account. The Company records servicing fees when received as a component of “Investor fees” in the Consolidated Statements of Operations. Servicing fees can be, and have been, modified or waived at management’s discretion. Investor fees also include the change in fair value of loan servicing assets and liabilities.

Qualified investors can invest in investment funds managed by LCAM. LCAM charges limited partners in the investment funds a management fee payable monthly in arrears, based on a limited partner’s capital account balance at month end. LCAM also earns management fees on separately managed accounts (SMAs), payable monthly in arrears, based on the month-end balances in the SMAs. Management fees are recorded as earned as a component of “Investor fees” in the Consolidated Statements of Operations. Management fees can be, and have been, modified or waived at the discretion of LCAM.

Gain (Loss) on Sales of Loans: In connection with whole loan sales, in addition to investor fees earned with respect to the corresponding loan, the Company recognizes a gain or loss on the sale of that loan based on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee. Gain (Loss) on sales of loans is presented net of credit support agreement expense on the Company’s Consolidated Statements of Operations.

Other Revenue: Other revenue primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us complete specified actions with such third-party companies, and commission for facilitating the transfer of whole loans and related certificate redemption between third-party investors.

Legal Fees

Legal fees, including legal fees associated with loss contingencies, are recognized as incurred and included in “Other general and administrative” expense in the Company’s Consolidated Statements of Operations.

Stock-based Compensation

Stock-based compensation includes expense associated with restricted stock units (RSUs), stock options, and the Company’s employee stock purchase plan (ESPP), as well as expense associated with stock issued related to its acquisition of Springstone. Stock-based compensation expense is based on the grant date fair value of the award.

The fair value of restricted stock units is based on the closing price of the Company’s common stock on the date of grant. To determine the fair value of stock options and ESPP purchase rights, the Company uses the Black-Scholes option-pricing model, with inputs for the fair value of its common stock, expected common stock price volatility over the expected life of the stock options or ESPP purchase rights, expected term of the stock option or ESPP purchase right, risk-free interest rates and expected dividends.

For awards issued prior to 2017, as the Company did not have a significant trading history for its common stock, the expected stock price volatility for its stock options and ESPP was estimated by reference to the average historical stock price volatility for its industry peers. In 2017, the Company began using the expected volatility of ESPP purchase rights and stock options based upon the weighted-average of the historical volatility of the Company’s common stock. The expected term for stock options represents the period of time that stock options are estimated to be outstanding, giving consideration to the contractual terms of the options, vesting schedules, and expectations of future exercise patterns and post-vesting employee termination behavior. Given the Company’s limited operating history, the simplified method is applied to calculate the expected term. The Company uses a risk-free interest rate based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. The Company has never declared or paid any cash or other dividends and does not anticipate paying cash or

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

other dividends in the foreseeable future, and consequently uses an expected dividend yield of 0.0% in its option-pricing model.

Beginning in 2017, the Company elected to recognize forfeitures as they occur for equity awards with only a service condition, rather than estimated expected forfeitures. The Company recorded a $1.4 million reclassification to 2017 beginning accumulated deficit to remove the estimate of forfeitures as of January 1, 2017.

The Company uses a Monte Carlo simulation to fair value the total shareholder return (TSR) vesting portion of the restricted stock unit awards with performance, market, and service conditions. This valuation methodology utilizes the 20-day volume weighted-average stock price and the closing price of the common stock of the Company and its peer group on the grant date, as well as several key assumptions, including the expected volatilities of the Company and peer group’s stock price, risk-free rate of return, and estimated total shareholder return. Due to the complexity of the valuation technique, the Company has engaged a third-party valuation firm to perform the Monte Carlo simulation.

Stock-based compensation expense related to stock options and RSUs that are expected to vest is recognized over the vesting period of the award, which is generally four years, on a straight-line basis. The compensation expense related to ESPP purchase rights is recognized on a straight-line basis over the requisite service period, which is generally six months.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. On December 22, 2017, the Tax Cuts and Jobs Act (Tax Reform) was signed into law which reduced the federal corporate income tax rate from 35% to 21%, effective on January 1, 2018.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers the available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it is able to realize its deferred tax assets in the future in excess of the net recorded amount, the Company decreases the deferred tax asset valuation allowance, which reduces the provision for income taxes.

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

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of “Income tax expense (benefit)” in the Consolidated Statements of Operations.

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

Consolidation of Variable Interest Entities

A variable interest entity (VIE) is a legal entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity’s activities or lack the ability to receive expected benefits or absorb obligations in a manner that’s consistent with their investment in the entity.

The most common type of VIE is a special purpose entity (SPE). SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. In connection with its securitization activities, the Company has various forms of ongoing involvement with SPEs, which may include (i) holding senior or subordinated interests in SPEs; (ii) acting as servicer for SPEs; and (iii) providing administrative services to SPEs. SPEs are generally structured to insulate investors from claims on the SPE’s assets by creditors of other entities, including the creditors of the seller of the assets.

A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates VIEs when it is deemed to be the primary beneficiary.

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

Transfers of Financial Assets

The Company accounts for transfers of financial assets as sales when it has surrendered control over the transferred assets. Control is generally considered to have been surrendered when the transferred assets have been legally isolated from the Company, the transferee has the right to pledge or exchange the assets without any significant constraints, and the Company has not entered into a repurchase agreement, does not hold significant call options and has not written significant put options on the transferred assets. In assessing whether control has been surrendered, the Company considers whether the transferee would be a consolidated affiliate and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of the transfer, even if they were not entered into at the time of transfer. The Company recognizes gain or loss on sale of financial assets by comparing the net sales proceeds (including fair value of any servicing asset or liability and recourse obligation recognized) to the carrying amount of the assets sold.

Transfers of financial assets that do not qualify for sale accounting are reported as secured borrowings. Accordingly, the related assets remain on the Company’s Consolidated Balance Sheets and continue to be reported and accounted

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with related interest expense recognized over the life of the related assets.

Adoption of New Accounting Standards

The Company adopted the following accounting standards during the year ended December 31, 2017:

Accounting Standards Update (ASU) 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), simplifies the accounting for employee share-based payment transactions, including the associated accounting for income taxes, forfeitures, and classification in the statement of cash flows. The Company adopted ASU 2016-09 effective January 1, 2017, under the modified retrospective method with the cumulative effect of adoption recorded as a reclassification to 2017 beginning accumulated deficit. The Company also elected to present the change in classification in its Consolidated Statements of Cash Flows related to excess tax benefits prospectively and, therefore, prior period amounts have not been adjusted.

Under ASU 2016-09, the Company now recognizes the excess income tax benefits or deficiencies from stock-based compensation in “Income tax expense (benefit)” in the Company’s Consolidated Statements of Operations, and as an operating activity in the Company’s Consolidated Statements of Cash Flows. Additionally, excess tax benefits and tax deficiencies are now excluded from the calculation of assumed proceeds under the treasury stock method when computing fully diluted earnings per share. Upon the adoption of this standard, the Company recognized a $56.7 million deferred tax asset with a full valuation allowance (net zero impact upon adoption) in the Consolidated Balance Sheets for the excess income tax benefits from stock-based compensation as of January 1, 2017.

The Company also elected to recognize forfeitures as they occur for equity awards with only a service condition, rather than estimate expected forfeitures, as permitted by ASU 2016-09. The Company recorded a $1.4 million reclassification to 2017 beginning accumulated deficit to remove the estimate of forfeitures as of January 1, 2017.

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, simplifies the accounting for goodwill impairments by eliminating Step 2 of the goodwill impairment test. Under ASU 2017-04, a goodwill impairment loss is now measured as the amount by which the carrying amount of a reporting unit exceeds its fair value. The Company elected to early adopt ASU 2017-04 effective January 1, 2017. The adoption did not have an effect on the Company’s consolidated financial statements for the year ended December 31, 2017.

New Accounting Standards Not Yet Adopted

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, (ASU 2017-09), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. The Company will adopt this standard in the first quarter of 2018. The impact of this adoption will prospectively impact any modifications that occur after adoption of this ASU.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to address the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows, by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. Additionally, if more than one line item is recorded on the balance sheet for cash and cash

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

equivalents and restricted cash, a reconciliation between the statement of cash flows and balance sheet is required. The guidance is effective for interim and annual periods beginning on or after December 15, 2017 using a retrospective transition method. Early adoption is permitted. The Company will adopt this standard in the first quarter of 2018. The Company is evaluating the impact this ASU will have on its statement of cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, to address diversity in practice in how certain cash receipts and payments are presented and classified in the statements of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for interim and annual periods beginning on or after December 15, 2017 using a retrospective transition method, with early adoption permitted. The Company will adopt this standard in the first quarter of 2018. The Company is evaluating the impact of this ASU will have on its statement of cash flows.

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2020. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The Company accounts for its loans at fair value through net income, which is outside the scope of Topic 326. For available for sale debt securities, the guidance will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The Company is evaluating the impact this ASU will have on its financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to record on their balance sheets a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. Lessees may elect to not recognize lease liabilities and ROU assets for leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives, and the lessee’s initial direct costs. For operating leases, lease expense will generally be recognized on a straight-line basis over the lease term. Lessor accounting activities are largely unchanged from existing lease accounting. The new standard is effective January 1, 2019 and requires modified retrospective transition approach, with early adoption permitted. The Company expects to adopt the new standard in the first quarter of 2019. The Company is evaluating the impact of this guidance on its financial position, results of operations, cash flows and related disclosures.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (Subtopic: 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is effective January 1, 2018. The amendment changes the accounting for equity investments, changes disclosure requirements related to instruments at amortized cost and fair value, and clarifies how entities should evaluate deferred tax assets for securities classified as available for sale. The guidance also requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability under the fair value option. The Company is evaluating the impact of this guidance on its financial position, results of operations, cash flows and related disclosures.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), which is effective January 1, 2018. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts both the likelihood of payment and the timing of the related transfer of goods or performance of services. In March 2016, the FASB issued an amendment (ASU 2016-08) to the new revenue recognition guidance clarifying how to determine if an entity is a principal or agent in a transaction. In April (ASU 2016-10), May (ASU 2016-12), and December (ASU 2016-20) of 2016, the FASB further amended the guidance to include performance obligation identification, licensing implementation, collectability assessment and

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

other presentation and transition clarifications. The effective date and transition requirements for the amendments is the same as for ASU 2014-09. The Company will adopt the revenue recognition guidance beginning January 1, 2018 using the modified retrospective method of adoption.

The Company has performed an assessment of our revenue contracts and concluded that there will be no change to (1) the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606, which includes transaction fees, management fees, and referral fees, (2) the presentation of revenue as gross versus net, or (3) the amount of capitalized contract costs upon adoption of Topic 606. Because there will be no change to the timing and pattern of revenue recognition, we believe there will be no material changes to the Company’s processes and internal controls. As part of our implementation process to date, we are evaluating new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company will make such disclosures in the first quarter of 2018.

3. Net Loss Per Share

The following table details the computation of the Company’s basic and diluted net loss per share:

Year Ended December 31,	2017	2016	2015
LendingClub net loss	$(153,835)	$(145,969)	$(4,995)
Weighted-average common shares – Basic	408,995,947	387,762,072	374,872,118
Weighted-average common shares – Diluted	408,995,947	387,762,072	374,872,118
Net loss per share attributable to LendingClub:
Basic	$(0.38)	$(0.38)	$(0.01)
Diluted	$(0.38)	$(0.38)	$(0.01)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of December 31, 2017 and 2016, were as follows:

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed senior securities related to Company-sponsored securitizations (1)	36,953	73	(6)	37,020
Certificates of deposit	24,758	—	—	24,758
Corporate debt securities	16,268	1	(11)	16,258
Asset-backed securities	14,843	1	(1)	14,843
Commercial paper	14,665	—	—	14,665
Asset-backed subordinated residual certificates related to Company-sponsored securitizations and CLUB Certificate transactions (1)	10,058	11	(40)	10,029
Total securities available for sale	$117,545	$86	$(58)	$117,573

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$181,359	$63	$(199)	$181,223
Certificates of deposit	27,501	—	—	27,501
Asset-backed securities	25,369	4	(9)	25,364
Commercial paper	20,164	—	—	20,164
U.S. agency securities	19,602	21	—	19,623
U.S. Treasury securities	2,493	3	—	2,496
Other securities	10,805	—	(39)	10,766
Total securities available for sale	$287,293	$91	$(247)	$287,137

(1)
Approximately $45.3 million of the asset-backed securities related to Company-sponsored securitizations and CLUB Certificate transactions are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules (as more fully described in “Part II. Other Information – Item 1A. Risk Factors – Risk retention rules and recent developments in our business may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results.”

The senior securities and the subordinated residual certificates related to the securitization transactions are accounted for as securities available for sale, as described in “Note 6. Securitizations and Variable Interest Entities.” The senior securities and subordinated residual certificates are included in asset-backed securities related to Company-sponsored securitizations and CLUB Certificate transactions in the table above. The senior securities are valued using prices obtained from third-party pricing services (Level 2 of the fair value hierarchy), as described in “Note 2. Summary of Significant Accounting Policies.” The subordinated residual certificates and CLUB Certificates retained interests are valued using discounted cash flow models that incorporate contractual payment terms and estimated discount rates, credit losses, and prepayment rates (Level 3 of the fair value hierarchy). The fair value of the subordinated residual certificates and retained CLUB Certificates was $10.0 million at December 31, 2017.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

A summary of securities available for sale with unrealized losses as of December 31, 2017 and 2016, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Company-sponsored securitizations and CLUB Certificate transactions	$26,534	$(46)	$—	$—	$26,534	$(46)
Corporate debt securities	14,368	(11)	—	—	14,368	(11)
Asset-backed securities	4,401	(1)	—	—	4,401	(1)
Total securities with unrealized losses (1)	$45,303	$(58)	$—	$—	$45,303	$(58)

	Less than 12 months		12 months or longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$107,862	$(185)	$11,682	$(14)	$119,544	$(199)
Asset-backed securities	6,628	(8)	1,870	(1)	8,498	(9)
Other securities	6,800	(3)	3,966	(36)	10,766	(39)
Total securities with unrealized losses (1)	$121,290	$(196)	$17,518	$(51)	$138,808	$(247)

(1)	The number of investment positions with unrealized losses at December 31, 2017 and 2016 totaled 24 and 72, respectively.

During the year ended December 31, 2017, the Company recognized $1.5 million in other-than-temporary impairment charges on its subordinated residual certificates held as a result of its Company-sponsored securitization transactions. There were no credit losses recognized into earnings for other-than-temporarily impaired securities held by the Company during the year ended December 31, 2017 for which a portion of the impairment was previously recognized in other comprehensive income. During the years ended December 31, 2016 or 2015, the Company recognized no other-than-temporary impairment charges.

The contractual maturities of securities available for sale at December 31, 2017, were as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Asset-backed securities related to Company-sponsored securitizations and CLUB Certificate transactions	$—	$—	$45,256	$1,793	$47,049
Certificates of deposit	24,758	—	—	—	24,758
Corporate debt securities	16,258	—	—	—	16,258
Asset-backed securities	14,843	—	—	—	14,843
Commercial paper	14,665	—	—	—	14,665
Total fair value	$70,524	$—	$45,256	$1,793	$117,573
Total amortized cost	$70,534	$—	$45,215	$1,796	$117,545

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

During the year ended December 31, 2017, the Company’s Depositor and MOA sold $831.1 million in asset-backed securities related to the Company-sponsored securitization transactions. There were no realized gains or losses related to such sales. See “Note 6. Securitizations and Variable Interest Entities” for additional information. Proceeds and gross realized gains and losses from sales of securities available for sale were as follows:

Year Ended December 31,	2017	2016	2015
Proceeds	$125,522	$2,494	$120,420
Gross realized gains	$196	$2	$133
Gross realized losses	$(26)	$—	$4

5. Loans Held For Investment, Loans Held For Sale, Notes, Certificates and Secured Borrowings and Loan Servicing Rights

Loans Held For Investment, Loans Held For Sale, Notes, Certificates and Secured Borrowings
The Company sells loans and issues notes and the Trust issues certificates as a means to allow investors to invest in the corresponding loans. At December 31, 2017 and 2016, loans held for investment, notes, certificates and secured borrowings measured at fair value on a recurring basis were as follows:

	Loans Held For Investment		Notes, Certificates and Secured Borrowings
December 31,	2017	2016	2017	2016
Aggregate principal balance outstanding	$3,141,391	$4,547,138	$3,161,080	$4,572,912
Net fair value adjustments	(209,066)	(252,017)	(206,312)	(252,017)
Fair value	$2,932,325	$4,295,121	$2,954,768	$4,320,895

In October 2017, LCAM initiated the full wind down of six funds by redeeming the Certificates issued by the funds and transferring the loan participations underlying the redeemed Certificates to third party investors. The Company received $384.7 million in proceeds from the sale of loan participations with a fair value of $103.8 million and issued secured borrowings with a fair value of $282.5 million. The secured borrowings are collateralized by loan participations with a fair value of $280.9 million . The Company paid $386.1 million to certificate holders with a $1.4 million net cash outflow recorded in “Net fair value adjustments” in the Consolidated Statements of Operations. At December 31, 2017, $242.7 million of the aggregate principal balance outstanding and a fair value of $228.1 million included in “Loans held for investment” were pledged as collateral for secured borrowings. See “Note 14. Secured Borrowings” for additional information.

At December 31, 2017 and 2016, loans invested in by the Company for which there were no associated notes, certificates or secured borrowings were as follows:

	Loans Invested in by the Company
	Loans Held For Investment		Loans Held For Sale		Total
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Aggregate principal balance outstanding	$371,379	18,515	$242,273	$9,345	$613,652	$27,860
Net fair value adjustments	(10,149)	(1,652)	(6,448)	(297)	(16,597)	(1,949)
Fair value	$361,230	16,863	$235,825	$9,048	$597,055	$25,911

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The net change in fair value recorded in earnings on loans invested in by the Company was $(25.8) million during the year ended December 31, 2017. This change was offset by $35.7 million in interest income earned on the loans held by the Company during the year ended December 31, 2017.

The Company used its own capital to purchase $1.6 billion in loans during 2017 and sold $990.3 million in loans during 2017, of which $198.5 million was securitized or contributed to CLUB Certificates and sold and $791.8 million was sold to whole loan investors. The aggregate principal balance outstanding of loans invested in by the Company was $613.7 million at December 31, 2017, of which $242.3 million was held for sale primarily to support upcoming securitization initiatives and sales to whole loan investors. See “Note 7. Fair Value of Assets and Liabilities” for a fair value rollforward of loans invested in by the Company for the years ended December 31, 2017 and 2016.

At December 31, 2017, $359.4 million of the aggregate principal balance outstanding included in “Loans held for investment” were pledged as collateral for payables to securitization note and residual certificate holders. Additionally, $62.1 million of the aggregate principal balance outstanding included in “Loans held for sale” were pledged as collateral for the Warehouse credit facility. See “Note 13. Debt” for additional information related to these debt obligations.

The Company continues to evaluate the impact of natural disasters on loans held by LendingClub and investors. Temporary relief measures on payment obligations have been provided to borrowers who reside in the affected areas. At December 31, 2017, $14.0 million of loans invested in by the Company were to borrowers who reside in the affected areas. The Company has reviewed its portfolio for potential losses from these recent natural disasters and reflected additional expected credit losses for these loans in the valuation of loans invested in by the Company. The Company continues to monitor performance of these loans.

Loans that were 90 days or more past due (including non-accrual loans) were as follows:

	December 31, 2017		December 31, 2016
	> 90 days past due	Non-accrual loans	> 90 days past due	Non-accrual loans
Loans held for investment and loans held for sale:
Outstanding principal balance	$36,588	$3,289	$45,207	$4,965
Net fair value adjustments	(30,071)	(2,675)	(39,734)	(4,312)
Fair value	$6,517	$614	$5,473	$653
Number of loans (not in thousands)	3,779	591	3,887	465

Loans invested in by the Company:
Outstanding principal balance	$1,015	$122	$511	$90
Net fair value adjustments	(861)	(107)	(449)	(80)
Fair value	$154	$15	$62	$10
Number of loans (not in thousands)	257	34	154	18

Loan Servicing Rights

Loans underlying loan servicing rights had a total outstanding principal balance of $8.18 billion and $6.54 billion as of December 31, 2017 and 2016, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

6. Securitizations and Variable Interest Entities

In the normal course of business, the Company engages in a variety of activities with VIEs. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with the variable interest entity and reconsiders that conclusion continually. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity. The consolidation analysis can generally be performed qualitatively, however if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE such VIE is not consolidated. See “Note 2. Summary of Significant Accounting Policies” for additional information.
VIE Assets and Liabilities

The Company has segregated its involvement with VIEs between those VIEs which are consolidated and those VIEs which are not consolidated. The following tables provide the classifications of assets and liabilities on the Company’s Consolidated Balance Sheets for its transactions with VIEs at December 31, 2017 and 2016:

December 31, 2017	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$34,370	$—	$34,370
Securities available for sale	—	47,049	47,049
Loans held for investment at fair value	1,202,260	—	1,202,260
Loans held for investment by the Company at fair value	350,699	—	350,699
Loans held for sale by Company at fair value	60,812	—	60,812
Accrued interest receivable	15,602	407	16,009
Other assets	6,324	15,779	22,103
Total assets	$1,670,067	$63,235	$1,733,302
Liabilities
Accrued interest payable	$14,789	$—	$14,789
Accrued expenses and other liabilities	52	300	352
Notes, certificates and secured borrowings at fair value	1,210,349	—	1,210,349
Payable to securitization note and residual certificate holders	312,123	—	312,123
Warehouse notes payable	32,100	—	32,100
Total liabilities	1,569,413	300	1,569,713
Total net assets	$100,654	$62,935	$163,589

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2016	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Loans held for investment at fair value	$2,600,422	$—	$2,600,422
Accrued interest receivable	24,037	—	24,037
Other assets	—	10,122	10,122
Total assets	$2,624,459	$10,122	$2,634,581
Liabilities
Accrued interest payable	$26,839	$—	$26,839
Notes, certificates and secured borrowings at fair value	2,616,023	—	2,616,023
Total liabilities	2,642,862	—	2,642,862
Total net assets	$(18,403)	$10,122	$(8,281)

Consolidated VIEs

Trust Certificates
The Company established the Trust for the purpose of acquiring and holding loans for the sole benefit of certain investors that have purchased trust certificates issued by the Trust based on its power to direct the activities that most significantly impact the economic outcomes of the Trust through involvement in the design and ongoing activities and significant variable interest held in the Trust. The Company consolidates the loans held and the certificates issued by the Trust as it is the primary beneficiary of the Trust. As the primary beneficiary of the Trust, the Company is obligated the ensure that the Trust meets minimum capital requirements with respect to funding the administrative activities and maintaining the operations of the Trust.

Securitizations
The Company established LOAN, Depositor, Credit Trust and Grantor Trust for the purpose of maintaining at least 5% ongoing interest to comply with regulatory credit risk retention rules in connection with securitizations of personal whole loans. The Company consolidates LOAN, Depositor, Credit Trust and Grantor Trust in its consolidated financial statements as it holds a controlling financial interest and is the primary beneficiary. The Company is the primary beneficiary of LOAN, Depositor, Credit Trust and Grantor Trust based on its power to direct the activities that most significantly impact the economic outcomes of the securitizations through its role as sponsor and servicer and significant variable interests through its interests in these VIEs.

Warehouse Credit Facility
The Company established Warehouse for the purpose of purchasing non-revolving personal whole loans from LendingClub, financing the purchase or acquisition of such assets through facility agreements and warehousing the assets for securitization or loan sales. The Company consolidates Warehouse in its consolidated financial statements as it is the primary beneficiary. The Company is the primary beneficiary of Warehouse based on its power to direct the activities that most significantly impact the economic outcomes of the VIE through role in the design and ongoing activities and significant variable interest held in the VIE.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following table presents a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs at December 31, 2017 and 2016:

December 31, 2017	Assets	Liabilities	Net Assets
Trust Certificates	$1,226,957	$(1,224,473)	$2,484
Securitizations	375,607	(312,832)	62,775
Warehouse Credit Facility	67,503	(32,108)	35,395
Total consolidated VIEs	$1,670,067	$(1,569,413)	$100,654

December 31, 2016	Assets	Liabilities	Net Assets
Trust Certificates	$2,624,459	$(2,642,862)	$(18,403)
Total consolidated VIEs	$2,624,459	$(2,642,862)	$(18,403)

The creditors of the VIEs above have no recourse to the general credit of the Company as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets.

Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs include securitizations of personal whole loans and sales of personal whole loans to investment funds sponsored by LCAM. The Company has various forms of involvement with VIEs, including servicing of loans, holding senior or subordinated interests, and serving as the investment manager for sponsored investment funds. The Company considers continued involvement in an unconsolidated VIE insignificant when it relates to third-party sponsored VIEs for which it was not the transferor, unless it is servicer and has other significant forms of involvement, or if it was the sponsor only or sponsor and servicer but does not have any other forms of significant involvement. In these instances, the Company’s involvement with the VIE is in the role as an agent and without significant participation in the economics of the VIE.

Securitizations
The Company sponsors securitizations of unsecured personal whole loans through issuances of fixed-rate asset-backed securities, which are collateralized by loans transferred to a VIE. Securitizations typically involve the transfer of unsecured personal whole loans to these VIEs with the transfer accounted for as a sale. In addition, the Company enters into separate servicing agreements with the VIEs and holds at least 5% of the beneficial interests issued by the VIEs. In certain instances, the Company may service unsecured personal loan securitizations structured by third parties whose loans were transferred to the VIE by a party other than the Company. In the case of certain securitization transactions, the Company has also agreed to repurchase or substitute loans for which a borrower fails to make the first payment due under a loan.The Company has determined that the variable interests it holds with respect to the securitizations are not potentially significant to the VIE, and as such, the Company is not the primary beneficiary.

CLUB Certificates
The Company sponsors the sale of unsecured personal whole loans through issuance of pass-through securities called CLUB Certificates, which are collateralized by loans transferred to a VIE. In December 2017, the Company introduced the CLUB Certificate, which is an instrument that trades in the over-the-counter market with a CUSIP. For each CLUB Certificate transaction, Master Trust establishes a series of the Master Trust (Series Trust). The CLUB Certificate transaction typically involves the transfer of unsecured personal whole loans to a Series Trust with the transfer accounted for as a sale. In addition, the Company enters into a servicing agreement with each applicable Series Trust and holds at least 5% of the beneficial interests issued by the Series Trust. The Company has determined that the variable interests it holds with respect to CLUB Certificates are not potentially significant to the VIE and as such, the Company is not the primary beneficiary.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Investment Fund
The Company has an equity investment in a holding company (Investment Fund) to a family of funds that purchases loans and interest in loans from the Company. The Company’s investment is deemed to be a variable interest in the Investment Fund because the limited partnership interest shares in the expected returns and losses of the Investment Fund. However, the Company is not the primary beneficiary of the Investment Fund because the Company does not have the power to direct the activities that most significantly affect the Investment Fund’s economic performance. As a result, the Company does not consolidate the operations of the Investment Fund in its consolidated financial statements.

The following tables summarize unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary at December 31, 2017 and 2016:

December 31, 2017		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Net Assets
Securitizations	$863,589	$45,256	$391	$5,446	$(300)	$50,793
CLUB Certificates	36,833	1,793	16	315	—	2,124
Investment Fund	40,494	—	—	10,018	—	10,018
Total unconsolidated VIEs	$940,916	$47,049	$407	$15,779	$(300)	$62,935

December 31, 2017	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Total Exposure
Securitizations	$45,256	$391	$5,446	$300	$51,393
CLUB Certificates	1,793	16	315	—	2,124
Investment Fund	—	—	10,018	—	10,018
Total unconsolidated VIEs	$47,049	$407	$15,779	$300	$63,535

December 31, 2016		Carrying Value		Maximum Exposure to Loss
	Total VIE Assets	Other Assets	Net Assets	Other Assets	Total Exposure
Investment Fund	$50,523	$10,122	$10,122	$10,122	$10,122
Total unconsolidated VIEs	$50,523	$10,122	$10,122	$10,122	$10,122

“Total VIE Assets” represents the remaining principal balance of loans held by unconsolidated VIEs with respect to securitizations and CLUB Certificates, and the net assets held by the investment fund using the most current information available. “Securities Available for Sale,” “Accrued Interest Receivable,” “Other Assets” and “Accrued Expenses and Other Liabilities” are the balances in the Company’s Consolidated Balance Sheets related to its involvement with the unconsolidated VIEs. “Other Assets” includes the Company’s servicing assets associated with loans transferred as part of securitizations and CLUB Certificates and the Company’s equity investment with respect to the Investment Fund. “Total Exposure” refers to the Company’s maximum exposure to loss from its involvement with unconsolidated VIEs. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is extremely remote, such as where the value of

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

interests and any associated collateral declines to zero. Accordingly, this required disclosure is not an indication of expected losses.

Personal Whole Loan Securitizations

The Company securitizes certain prime and near-prime unsecured personal whole loans through asset-backed securitization transactions. The loans are facilitated through the Company’s lending marketplace with the Company and third-party whole loan investors contributing loans. In connection with the securitizations, the Company established VIEs to purchase the loans from the Company and third-party whole loan investors and simultaneously transferred the loans to a securitization trust with the transfer accounted for as a sale of financial assets. The assets are transferred into a trust such that the assets are legally isolated from the creditors of the Company are not available to satisfy its obligations. These assets can only be used to settle obligations of the securitization trust or other securitization vehicle.

During the year ended December 31, 2017, securitization trusts issued senior securities and subordinated residual certificates and Master Trust issued CLUB Certificates by the respective VIEs as consideration for the transferred loans. The VIEs sold 95% of the senior securities to third-party investors and then distributed the cash and the subordinated residual certificates to the Company and third-party whole loan investors. The Company subsequently sold a portion of its allocated subordinated residual certificates in prime unsecured personal whole loans to a third-party whole loan investor.

To comply with regulatory credit risk retention rules, the Company retained at least 5% of each of the senior securities, subordinated residual certificates and CLUB Certificates. Additionally, the Company’s continued involvement includes loan servicing responsibilities for which it receives servicing fees over the life of the underlying loans.

The senior securities, subordinated residual certificates and CLUB Certificates are accounted for as securities available for sale. See “Note 2. Summary of Significant Accounting Policies” and “Note 7. Fair Value of Assets and Liabilities” for additional information.

The following table summarizes activity related to the unconsolidated personal whole loan securitizations and personal whole loan CLUB Certificates with the transfers accounted for as a sale on the Company’s consolidated financial statements for the year ended December 31, 2017:

Year Ended December 31,	2017
	Personal Whole Loan Securitizations	Personal Whole Loan CLUB Certificates
Principal derecognized from loans securitized or sold	$999,128	$37,779
Net gains (losses) recognized from loans securitized or sold	$4,987	$(177)
Fair value of senior securities and subordinated certificates retained upon settlement (1)	$53,154	$1,802
Cash proceeds from loans securitized or sold	$812,851	$34,575
Cash proceeds from subordinated certificates sold	$6,300	$—
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$2,641	$21
Cash proceeds for interest received on senior securities and subordinated certificates	$300	$5

(1)	For personal whole loan securitizations, the Company retained senior securities of $43.4 million and subordinated certificates of $9.7 million.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

There were no activities related to Company-sponsored securitizations or CLUB Certificate transactions during the years ended December 31, 2016 and 2015.

Off-Balance Sheet Loans

Off-balance sheet loans primarily relate to securitized unsecured personal whole loans for which the Company has some form of continuing involvement, including as servicer. Delinquent loans contain loans 31 days or more past due, including non-accrual loans. For loans securitized, where servicing is the only form of continuing involvement, the Company would only experience a loss if it was required to repurchase a delinquent loan due to a breach in representations and warranties associated with our loan sale or servicing contracts.

As of December 31, 2017, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to Company-sponsored securitization transactions and CLUB Certificate transactions was $900.4 million, of which $26.5 million was 31 days or more past due. As of December 31, 2016, there were no off-balance sheet loans related to Company-sponsored securitization transactions.

Retained Interests from Unconsolidated VIEs

The Company and other investors in the subordinated residual certificates have rights to cash flows after the investors holding the senior securities issued by the securitization trusts have first received their contractual cash flows. The investors and the securitization trusts have no recourse to the Company’s assets, and holders of the securities issued by the securitization trusts can look only to the assets of the securitization trusts that issued their securities for payment. The beneficial interests held by the Company and MOA are subject principally to the credit and prepayment risk stemming from the underlying personal whole loans. The Company holds a portion of each issuance of CLUB Certificates. Accordingly, the Company has exposure to the loans underlying this pass through security.

The fair value sensitivity of the senior securities, subordinated residual certificates and CLUB Certificates to adverse changes in key assumptions are as follows:

	December 31, 2017
	Asset-Backed Securities Related to Company-Sponsored Securitizations and CLUB Certificate Transactions
	Senior Securities	Subordinated Residual Certificates	CLUB Certificates
Fair value of interests held	$37,020	$8,236	$1,793
Expected weighted-average life (in years)	1.0	1.5	1.4
Discount rates
100 basis point increase	$(326)	$(105)	$(41)
200 basis point increase	$(644)	$(208)	$(76)
Expected credit loss rates on underlying loans
10% adverse change	$(1)	$(1,060)	$(15)
20% adverse change	$(2)	$(2,118)	$(25)
Expected prepayment rates
10% adverse change	$(1)	$(265)	$(21)
20% adverse change	$(3)	$(513)	$(42)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

There were no activities related to Company-sponsored securitizations or CLUB Certificate transactions during the year ended December 31, 2016.

7. Fair Value of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, see “Note 2. Summary of Significant Accounting Policies.” The Company records certain assets and liabilities at fair value as listed in the following tables.

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$2,932,325	$2,932,325
Loans held for investment by the Company	—	—	361,230	361,230
Loans held for sale by the Company	—	—	235,825	235,825
Securities available for sale:
Asset-backed senior securities related to Company-sponsored securitizations	—	37,020	—	37,020
Certificates of deposit	—	24,758	—	24,758
Corporate debt securities	—	16,258	—	16,258
Asset-backed securities	—	14,843	—	14,843
Commercial paper	—	14,665	—	14,665
Asset-backed subordinated residual certificates related to Company-sponsored securitizations and CLUB Certificate transactions	—	—	10,029	10,029
Total securities available for sale	—	107,544	10,029	117,573
Servicing assets	—	—	33,676	33,676
Total assets	$—	$107,544	$3,573,085	$3,680,629

Liabilities:
Notes, certificates and secured borrowings	—	—	2,954,768	2,954,768
Payable to securitization residual certificate holders	—	—	1,479	1,479
Servicing liabilities	—	—	833	833
Loan trailing fee liability	—	—	8,432	8,432
Total liabilities	$—	$—	$2,965,512	$2,965,512

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$4,295,121	$4,295,121
Loans held for investment by the Company	—	—	16,863	16,863
Loans held for sale by the Company	—	—	9,048	9,048
Securities available for sale:
Corporate debt securities	—	181,223	—	181,223
Certificates of deposit	—	27,501	—	27,501
Asset-backed securities	—	25,364	—	25,364
Commercial paper	—	20,164	—	20,164
U.S. agency securities	—	19,623	—	19,623
U.S. Treasury securities	—	2,496	—	2,496
Other securities	—	10,766	—	10,766
Total securities available for sale	—	287,137	—	287,137
Servicing assets	—	—	21,398	21,398
Total assets	$—	$287,137	$4,342,430	$4,629,567

Liabilities:
Notes and certificates	$—	$—	$4,320,895	$4,320,895
Loan trailing fee liability	—	—	4,913	4,913
Servicing liabilities	—	—	2,846	2,846
Total liabilities	$—	$—	$4,328,654	$4,328,654

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans held for investment and related notes, certificates and secured borrowings, loans held for sale, loan servicing rights, asset-backed securities related to consolidated VIEs, and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company did not transfer any assets or liabilities in or out of Level 3 during the years ended December 31, 2017 or 2016.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Significant Unobservable Inputs

The Company primarily uses a model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect our best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements at December 31, 2017 and 2016:

				December 31, 2017
				Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings (1)			Asset-Backed Securities Related to Consolidated VIEs
				Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates				1.7%	17.2%	8.5%	5.8%	15.0%	9.5%
Net cumulative expected loss rates (2)(4)				0.4%	41.8%	13.8%	10.9%	37.2%	19.7%
Cumulative expected prepayment rates (2)(4)				11.3%	51.0%	31.6%	28.3%	33.7%	30.5%

				December 31, 2017
				Servicing Assets/Liabilities			Loan Trailing Fee Liability
				Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates				1.9%	17.1%	8.8%	1.9%	17.1%	8.9%
Net cumulative expected loss rates (2)				0.4%	41.8%	12.4%	0.8%	41.8%	13.2%
Cumulative expected prepayment rates (2)				11.3%	51.0%	31.7%	11.3%	51.0%	31.4%
Total market servicing rates (% per annum on outstanding principal balance) (3)				0.66%	0.90%	0.66%	N/A	N/A	N/A

	December 31, 2016
	Loans Held for Investment, Loans Held for Sale, Notes and Certificates (1)			Servicing Assets/Liabilities			Loan Trailing Fee Liability
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	1.2%	16.6%	7.2%	3.4%	15.1%	7.8%	3.4%	15%	7.7%
Net cumulative expected loss rates (2)	0.3%	33.9%	14.6%	0.3%	33.9%	12.8%	0.3%	33.9%	13.5%
Cumulative expected prepayment rates (2)	8.0%	42.7%	30.7%	8.0%	42.7%	29.3%	8.0%	42.7%	28.3%
Total market servicing rates (% per annum on outstanding principal balance) (3)	N/A	N/A	N/A	0.63%	0.90%	0.63%	N/A	N/A	N/A
N/A Not applicable

(1)	Loans held for investment and loans held for sale include loans invested in by the Company.

(2)	Expressed as a percentage of the original principal balance of the loan, note, certificate or secured borrowing, except for asset-backed securities.

(3)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

(4)	For asset-backed securities, expressed as a percentage of the outstanding collateral balance.

At December 31, 2017 and 2016, the discounted cash flow methodology used to estimate the note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. As demonstrated by

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

the following tables, the fair value adjustments for loans held for investment and loans held for sale were largely offset by the fair value adjustments of the notes, certificates and secured borrowings due to the payment dependent design of the notes, certificates and secured borrowings and because the principal balances of the loans were close to the combined principal balances of the notes, certificates and secured borrowings.
The following table presents additional information about Level 3 loans held for investment, loans held for sale, and notes, certificates and secured borrowings measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016:

	Loans Held For Investment			Loans Held for Sale				Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance		Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2015	$4,678,209	$(125,586)	$4,552,623	$—		$—	$—	$4,697,169	$(125,586)	$4,571,583
Purchases	2,653,589	—	2,653,589	4,638,436		—	4,638,436	—	—	—
Transfers (to) from loans held for investment (from) to loans held for sale	20,573	—	20,573	(20,573)	—	—	(20,573)	—	—	—
Issuances	—	—	—	—		—	—	2,681,109	—	2,681,109
Sales	—	—	—	(4,617,863)		—	(4,617,863)	—	—	—
Principal payments and retirements	(2,385,102)	—	(2,385,102)	—		—	—	(2,385,234)	—	(2,385,234)
Charge-offs	(420,131)	420,131	—	—		—	—	(420,132)	420,132	—
Recoveries	—	(36,784)	(36,784)	—		—	—	—	(36,785)	(36,785)
Change in fair value recorded in earnings	—	(509,778)	(509,778)	—		—	—	—	(509,778)	(509,778)
Balance at December 31, 2016	$4,547,138	$(252,017)	$4,295,121	$—		$—	$—	$4,572,912	$(252,017)	$4,320,895
Purchases	1,720,343	5	1,720,348	5,232,503		6,420	5,238,923	—	—	—
Transfers (to) from loans held for investment (from) to loans held for sale	(253,124)	(4,112)	(257,236)	253,124		4,112	257,236	—	—	—
Issuances	—	—	—	—		—	—	2,019,316	(17,937)	2,001,379
Sales	—	—	—	(5,483,146)		8,067	(5,475,079)	—	—	—
Principal payments and retirements	(2,383,510)	—	(2,383,510)	(2,481)		—	(2,481)	(2,941,692)	31,606	(2,910,086)
Charge-offs	(489,456)	489,456	—	—		—	—	(489,456)	489,456	—
Recoveries	—	(47,913)	(47,913)	—		—	—	—	(47,914)	(47,914)
Change in fair value recorded in earnings	—	(394,485)	(394,485)	—		(18,599)	(18,599)	—	(409,506)	(409,506)
Balance at December 31, 2017	$3,141,391	$(209,066)	$2,932,325	$—		$—	$—	$3,161,080	$(206,312)	$2,954,768

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following table presents additional information about Level 3 loans invested in by the Company measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016:

	Loans Held For Investment by the Company			Loans Held For Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2015	$3,462	$(4)	$3,458	$—	$—	$—	$3,462	$(4)	$3,458
Purchases	79,736	(656)	79,080	104,102	—	104,102	183,838	(656)	183,182
Transfers (to) from loans held for investment (from) to loans held for sale	(55,984)	—	(55,984)	55,984	—	55,984	—	—	—
Sales	—	—	—	(144,655)	—	(144,655)	(144,655)	—	(144,655)
Principal payments	(6,705)	—	(6,705)	(5,927)	—	(5,927)	(12,632)	—	(12,632)
Charge-offs	(1,994)	1,994	—	(159)	159	—	(2,153)	2,153	—
Recoveries	—	(493)	(493)	—	—	—	—	(493)	(493)
Change in fair value recorded in earnings	—	(2,493)	(2,493)	—	(456)	(456)	—	(2,949)	(2,949)
Balance at December 31, 2016	$18,515	$(1,652)	$16,863	$9,345	$(297)	$9,048	$27,860	(1,949)	$25,911
Purchases	19,069	(707)	18,362	1,629,228	(192)	1,629,036	1,648,297	(899)	1,647,398
Transfers (to) from loans held for investment (from) to loans held for sale	354,410	4,112	358,522	(354,410)	(4,112)	(358,522)	—	—	—
Sales	—	—	—	(990,267)	5,871	(984,396)	(990,267)	5,871	(984,396)
Principal payments	(16,433)	—	(16,433)	(49,248)	—	(49,248)	(65,681)	—	(65,681)
Charge-offs	(4,182)	4,182	—	(2,375)	2,375	—	(6,557)	6,557	—
Recoveries	—	(343)	(343)	—	—	—	—	(343)	(343)
Change in fair value recorded in earnings	—	(15,741)	(15,741)	—	(10,093)	(10,093)	—	(25,834)	(25,834)
Balance at December 31, 2017	$371,379	$(10,149)	$361,230	$242,273	$(6,448)	$235,825	$613,652	(16,597)	$597,055

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following table presents additional information about Level 3 servicing assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016:

	Servicing Assets	Servicing Liabilities
Fair value at December 31, 2015	$10,250	$3,973
Issuances (1)	16,546	3,371
Changes in fair value, included in investor fees	(5,403)	(4,498)
Other net changes included in deferred revenue	5	—
Fair value at December 31, 2016	$21,398	$2,846
Issuances (1)	34,950	333
Changes in fair value, included in investor fees	(23,172)	(2,346)
Other net changes included in deferred revenue	500	—
Fair value at December 31, 2017	$33,676	$833

(1)	Represents the gains or losses on sales of the related loans.

The following table presents additional information about the Level 3 loan trailing fee liability measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016:

Year Ended December 31,	2017	2016
Fair value at beginning of period	$4,913	$—
Issuances	7,470	5,843
Cash payment of loan trailing fee	(4,358)	(1,174)
Change in fair value, included in origination and servicing	407	244
Fair value at end of period	$8,432	$4,913

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Fair valuation adjustments are recorded through earnings related to Level 3 instruments for the years ended December 31, 2017, 2016 and 2015. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, notes, certificates and secured borrowings, servicing assets and liabilities, and loan trailing fee liability, a change in one input in a certain direction may be offset by an opposite change from another input.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The fair value sensitivity of loans invested in by the Company to adverse changes in key assumptions as of December 31, 2017, are as follows:

December 31, 2017
Fair value of loans invested in by the Company	$597,055
Expected weighted-average life (in years)	1.5
Discount rates
100 basis point increase	$(7,449)
200 basis point increase	$(14,715)
Expected credit loss rates on underlying loans
10% adverse change	$(10,090)
20% adverse change	$(18,935)
Expected prepayment rates
10% adverse change	$(3,548)
20% adverse change	$(5,894)

The fair value sensitivity of loans invested in by the Company to adverse changes in key assumptions as of December 31, 2016, was not material.

The Company’s selection of the most representative market servicing rates for servicing assets and servicing liabilities is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets and liabilities, calculated using different market servicing rate assumptions as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Weighted-average market servicing rate assumptions	0.66%	0.66%	0.63%	0.63%
Change in fair value from:
Servicing rate increase by 0.10%	$(7,749)	$233	$(5,673)	$964
Servicing rate decrease by 0.10%	$7,760	$(222)	$5,812	$(825)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value:

December 31, 2017	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$401,719	—	$401,719	$—	$401,719
Restricted cash	242,570	—	242,570	—	242,570
Servicer reserve receivable	13,685	—	13,685	—	13,685
Deposits	855	—	855	—	855
Total assets	$658,829	—	$658,829	$—	$658,829
Liabilities:
Accrued expenses and other liabilities	$13,856	$—	$—	$13,856	$13,856
Accounts payable	11,151	—	11,151	—	11,151
Payable to investors	143,310	—	143,310	—	143,310
Payable to securitization note holders	310,644	—	310,644	—	310,644
Warehouse notes payable	32,100	—	—	32,100	32,100
Total liabilities	$511,061	$—	$465,105	$45,956	$511,061

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

December 31, 2016	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$515,602	$—	$515,602	$—	$515,602
Restricted cash	177,810	—	177,810	—	177,810
Servicer reserve receivable	4,938	—	4,938	—	4,938
Deposits	855	—	855	—	855
Total assets	$699,205	$—	$699,205	$—	$699,205
Liabilities:
Accrued expenses and other liabilities	$10,981	$—	$—	$10,981	$10,981
Accounts payable	10,889	—	10,889	—	10,889
Payable to investors	125,884	—	125,884	—	125,884
Total liabilities	$147,754	$—	$136,773	$10,981	$147,754

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

8. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

December 31,	2017	2016
Internally developed software (1)	$107,370	$75,202
Leasehold improvements	26,949	22,637
Computer equipment	20,324	18,080
Purchased software	8,284	7,598
Furniture and fixtures	7,567	6,827
Construction in progress	1,202	707
Total property, equipment and software	171,696	131,051
Accumulated depreciation and amortization	(69,763)	(41,788)
Total property, equipment and software, net	$101,933	$89,263

(1)	Includes $10.7 million and $7.4 million in development in progress as of December 31, 2017 and 2016, respectively.

Depreciation and amortization expense on property, equipment and software was $40.3 million, $25.1 million and $16.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company recorded impairment expense of $2.4 million, $1.1 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

9. Other Assets

Other assets consist of the following:

December 31,	2017	2016
Insurance reimbursement receivable	$52,119	$—
Loan servicing assets, at fair value	33,676	21,398
Prepaid expenses	23,427	16,960
Servicer reserve receivable	13,685	4,938
Other investments	10,268	10,372
Accounts receivable	10,005	7,572
Deferred financing costs	2,952	1,032
Receivable from investors	2,318	1,566
Tenant improvement receivable	348	3,290
Other	7,480	2,516
Total other assets	$156,278	$69,644

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

10. Intangible Assets and Goodwill

Intangible Assets

Intangible assets consists of the following:

December 31, 2017	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$39,500	$(17,577)	$21,923
Technology	400	(400)	—
Brand name	300	(300)	—
Total intangible assets	$40,200	$(18,277)	$21,923

December 31, 2016	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$39,500	$(13,329)	$26,171
Technology	400	(360)	40
Brand name	300	(300)	—
Total intangible assets	$40,200	$(13,989)	$26,211
The customer relationship intangible assets are amortized on an accelerated basis over a 14 year period. The technology and brand name intangible assets were amortized on a straight line basis over three years and one year, respectively. At December 31, 2017, the weighted-average amortization period for remaining intangibles was 14 years. Amortization expense associated with intangible assets for the years ended December 31, 2017, 2016 and 2015 was $4.3 million, $4.8 million and $5.3 million, respectively.

The expected future amortization expense for intangible assets as of December 31, 2017, is as follows:

Year Ending December 31,
2018	$3,872
2019	3,498
2020	3,122
2021	2,746
2022	2,370
Thereafter	6,315
Total	$21,923

Goodwill

Goodwill consists of the following:

Balance at December 31, 2015	$72,683
Goodwill impairment	(37,050)
Balance at December 31, 2016	35,633
Other changes in goodwill	—
Balance at December 31, 2017	$35,633

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The Company has one reporting unit for goodwill impairment testing purposes, the patient and education finance (PEF) reporting unit. The Company performed a quantitative annual test for impairment as of April 1, 2017, according to which the estimated fair value of the PEF reporting unit substantially exceeded its carrying value. The Company estimates the fair value of the PEF reporting unit using the discounted cash flow model, which relies on several assumptions. These assumptions include weighted-average cost of capital, as well as transaction fee revenue based on projected loan origination growth, projected revenue growth, projected operating expenses and contribution margin, capital expenditures and income taxes. The Company believes these assumptions to be representative of assumptions that a market participant would use in valuing the PEF reporting unit, but these assumptions are inherently uncertain. Upon completion of the annual impairment test in the second quarter of 2017, the Company did not record any goodwill impairment.

The Company recorded a goodwill impairment expense of $37.1 million for the year ended December 31, 2016 related to the PEF reporting unit. There were no goodwill impairment expenses recorded for the years ended December 31, 2017 or December 31, 2015.

11. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

December 31,	2017	2016
Contingent liabilities	$129,887	$—
Accrued compensation (1)	30,549	27,009
Accrued expenses	21,317	19,734
Deferred rent	14,734	11,638
Transaction fee refund reserve	14,528	9,098
Loan trailing fee liability, at fair value	8,432	4,913
Deferred revenue	3,415	2,556
Payable to issuing banks	1,894	1,658
Loan servicing liabilities, at fair value	833	2,846
Credit loss coverage reserve	—	2,529
Reimbursement payable to limited partners of LCAM private funds	—	2,313
Other	2,791	1,325
Total accrued expenses and other liabilities	$228,380	$85,619

(1)
Includes accrued cash retention awards of $3.0 million as of December 31, 2016. There was no accrued cash retention awards as of December 31, 2017. See “Note 16. Employee Incentive and Retirement Plans” for additional information on the Company’s Cash Retention Plan.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

12. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents other cumulative gains and losses that are not reflected in earnings. The components of Other comprehensive income (loss) were as follows:

Year Ended December 31,	2017
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on securities available for sale	$184	$(591)	$775
Other comprehensive income (loss)	$184	$(591)	$775

Year Ended December 31,	2016
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on securities available for sale	$1,515	$611	$904
Other comprehensive income (loss)	$1,515	$611	$904

Year Ended December 31,	2015
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on securities available for sale	$(1,671)	$—	$(1,671)
Other comprehensive income (loss)	$(1,671)	$—	$(1,671)

Accumulated other comprehensive loss balances were as follows:

Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(1,671)
Change in net unrealized gain (loss) on securities available for sale	904
Balance at December 31, 2016	$(767)
Change in net unrealized gain (loss) on securities available for sale	775
Less: Other comprehensive income (loss) attributable to noncontrolling interests	13
Balance at December 31, 2017	$(5)

13. Debt

Revolving Credit Facilities

Warehouse Credit Facility

On October 10, 2017, the Company’s wholly-owned subsidiary, LendingClub Warehouse I LLC (Warehouse), entered into a warehouse credit agreement (Warehouse Credit Agreement) with certain lenders for an aggregate $250 million secured revolving credit facility (Warehouse Credit Facility). In connection with the Warehouse Credit Agreement, the Warehouse entered into a security agreement with a large commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the Warehouse Credit Facility may only be used to purchase certain unsecured consumer loans and related rights and documents from the Company and to pay fees and expenses related to the Warehouse Credit Facility.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Proceeds of loans made under the Warehouse Credit Facility may be borrowed, repaid and reborrowed until the earliest of October 10, 2019 or another event that constitutes a “Commitment Termination Date” under the Warehouse Credit Agreement. Repayment of any outstanding proceeds is due on October 10, 2019, but may be prepaid without penalty.

Borrowings under the Warehouse Credit Facility bear interest at an annual benchmark rate based on LIBOR rate plus a spread of 2.00% to 7.25%, or at an alternative commercial paper rate (which is the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes issued by such lenders to fund advances or maintain its loan were sold, as defined in the credit agreement). Benchmark rate borrowings may be prepaid at any time without penalty. Interest is payable monthly. Additionally, the Company was required to pay an upfront commitment fee to the lenders of 0.75% of the initial $250.0 million available under the revolving loan facility and a monthly unused commitment fee of 0.50% per annum on the average undrawn portion available under the revolving loan facility.

The Warehouse Credit Facility and credit and security agreements contain certain covenants applicable to the Company, including restrictions on the Company’s ability to pay dividends, incur indebtedness, pledge assets, merge or consolidate, make investments, and enter into certain affiliate transactions. The Warehouse Credit Facility also requires the Company to maintain a maximum total net leverage ratio (defined as the ratio of net debt to Adjusted EBITDA, on a consolidated basis for the four most recent Fiscal Quarter periods) of 3.25:1.00 initially, and which decreases over the term of the Warehouse Credit Facility to 3.00:1.00 on and after June 30, 2018 (on a consolidated basis). As of December 31, 2017, the Company was in compliance with the total net leverage ratio requirements, calculated as defined in the Warehouse Credit Facility.

As of December 31, 2017, the Company had $32.1 million in debt outstanding under the Warehouse Credit Facility secured by aggregate outstanding principal balance of $62.1 million included in “Loans held for sale by the Company at fair value” and Restricted cash of $4.1 million included in the Consolidated Balance Sheets. The Company incurred $2.4 million of capitalized debt issuance costs, which will be recognized as interest expense through October 10, 2019.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The Credit Facility and pledge and security agreement contain certain covenants applicable to the Company, including restrictions on the Company’s ability to pay dividends, incur indebtedness, pledge our assets, merge or consolidate, make investments, and enter into certain affiliate transactions. The Credit Facility also requires the Company to maintain a maximum total net leverage ratio (defined as the ratio of net debt to Adjusted EBITDA, on a consolidated basis for the four most recent Fiscal Quarter periods) of 4.00:1.00 initially, and which decreases over the term of the Credit Facility to 3.00:1.00 on and after June 30, 2018 (on a consolidated basis). As of December 31, 2017 and 2016, the Company was in compliance with the total net leverage ratio requirements, calculated as defined in the Credit Facility.

The Company did not have any loans outstanding under the Credit Facility during the year ended December 31, 2016. On October 11, 2017, the Company did a Base Rate borrowing of $5.0 million under the Credit Facility and repaid the amount in full on October 13, 2017. The Company did not have any loans outstanding under the Credit Facility as of December 31, 2017. In 2015, the Company incurred $1.3 million of capitalized debt issuance costs, which will be recognized as interest expense through December 17, 2020.

Payable to Securitization Note and Residual Certificate Holders

On December 6, 2017, the Company sponsored an asset-backed securities securitization transaction consisting of approximately $368.0 million in unsecured personal whole loans facilitated through the Company’s platform. In connection with this securitization, the Company’s Depositor purchased the loans and simultaneously transferred the loans to a securitization trust, which held the transferred loans and issued notes and residual certificates.

The Depositor sold 95% of the notes to third party-investors for $310.5 million in net proceeds and then distributed cash and 4.1% of residual certificates to original whole loan investors. The securitization trust used to effect the transaction is a VIE that the Company consolidates because the Company is the primary beneficiary of the VIE.

The notes and residual certificates held by third-party investors are classified as debt in the Company’s Consolidated Balance Sheets. The notes are carried at amortized cost. The associated debt issuance costs of $2.9 million are deferred and amortized into interest expense over the weighted-average contractual life of the notes. The Company has elected the fair value option for the residual certificates. Both the notes and residual certificates held by third-party investors and the unamortized debt issuance costs of $312.1 million are included in “Payable to securitization note and residual certificate holders” in the Consolidated Balance Sheets as of December 31, 2017 and are secured by aggregate outstanding principal balance of $359.4 million included in “Loans held for investment by the Company at fair value” and restricted cash of $18.7 million included in the Consolidated Balance Sheets as of December 31, 2017.

14. Secured Borrowings

In October 2017, LCAM initiated the full wind down of six funds by redeeming the Certificates issued by the funds and transferring the loan participations underlying the redeemed Certificates to third party investors. The Company transferred loan participations with a fair value of $280.9 million that were accounted for as an issuance of secured borrowings at a fair value of $282.5 million and the proceeds from issuance were used to redeem certificates; these loan participations are pledged as collateral. The loan participation for two of the funds transferred did not meet the definition of participating interests because the Company provided a credit support agreement under which the investor has a recourse to the Company for credit losses in excess of certain minimum loss coverage hurdle. The Company’s maximum exposure to loss under this credit support agreement was limited to $7.5 million as of December 31, 2017. The transfer of the loan participations in these two funds was accounted for as secured borrowings and the underlying whole loans were not derecognized from the Company’s Consolidated Balance Sheets. The credit support agreement embedded in the secured borrowings is not required to be bifurcated and accounted for separately. The Company has elected the fair value option for the secured borrowings. As of December 31, 2017, the fair value of the secured borrowings was $232.4 million secured by aggregate outstanding

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

principal balance of $242.7 million included in “Loans held for investment by the Company at fair value” in the Consolidated Balance Sheets as of December 31, 2017. Changes in the fair value of the secured borrowings are partially offset by the associated loan participations, and the net effect is changes in fair value of the credit support agreement through earnings. As of December 31, 2017, the fair value of this credit support agreement was $2.8 million. The fair value of the credit support agreement is equal to the present value of the probability-weighted estimate of expected payments over a range of charge-off scenarios. See “Note 5. Loans Held For Investment, Loans Held For Sale, Notes, Certificates and Secured Borrowings and Loan Servicing Rights” for additional information.

During the second quarter of 2016, the Company repurchased $22.3 million of near-prime loans from a single institutional investor that did not meet a non-credit, non-pricing requirement of the investor, of which $15.1 million were originally sold to the investor prior to March 31, 2016. As a result, these loans were accounted for as secured borrowings at March 31, 2016. During the second quarter of 2016, the Company resold the loans to a different investor at par. This subsequent transfer qualified for sale accounting treatment, and the loans were removed from the Company’s Consolidated Balance Sheets and the secured borrowings liability was reduced to zero in the second quarter of 2016. There were no secured borrowing liabilities as of December 31, 2016.

15. Stockholders’ Equity

Share Repurchases

On February 9, 2016, the board of directors approved a share repurchase program under which LendingClub may repurchase up to $150.0 million of the Company’s common shares in open market or privately negotiated transactions in compliance with Securities and Exchange Act Rule 10b-18. This repurchase plan was valid for one year and did not obligate the Company to acquire any particular amount of common stock. In the first quarter of 2016, the Company repurchased 2,282,700 shares of its common stock at a weighted-average purchase price of $8.52 per share for an aggregate purchase price of $19.5 million. There were no shares repurchased during the second, third or fourth quarters of 2016, or first quarter of 2017.

Common Stock Reserved for Future Issuance
As of December 31, 2017 and 2016, the Company had shares of common stock reserved for future issuance as follows:

December 31,	2017	2016
Options and unvested RSUs outstanding	47,538,097	62,082,821
Available for future stock option and RSU grants	49,277,465	28,449,336
Available for ESPP	8,695,999	5,408,441
Total reserved for future issuance	105,511,561	95,940,598

16. Employee Incentive and Retirement Plans

The Company’s equity incentive plans provide for granting stock options and RSUs to employees, consultants, officers and directors. In addition, the Company offers a retirement plan and an ESPP to eligible employees.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Stock-based compensation expense was as follows for the periods presented:

Year Ended December 31,	2017	2016	2015
Stock options	$15,103	$23,203	$30,717
RSUs	54,116	41,737	9,185
ESPP	1,605	1,686	1,904
Stock issued related to acquisition	159	2,575	9,416
Total stock-based compensation expense	$70,983	$69,201	$51,222
The following table presents the Company’s stock-based compensation expense recorded in the Consolidated Statements of Operations:

Year Ended December 31,	2017	2016	2015
Sales and marketing	$7,654	$7,546	$7,250
Origination and servicing	4,804	4,159	2,735
Engineering and product development	22,047	19,858	11,335
Other general and administrative	36,478	37,638	29,902
Total stock-based compensation expense	$70,983	$69,201	$51,222

The Company capitalized $9.2 million, $9.8 million and $4.4 million of stock-based compensation expense associated with developing software for internal use during the years ended December 31, 2017, 2016, and 2015, respectively.

In addition, the Company recognized $0.2 million in tax deficits and $0.7 million in tax benefits from exercised stock options and RSUs for the years ended December 31, 2016 and 2015, respectively. During the first quarter of 2017, the Company adopted ASU 2016-09 relating to accounting for excess tax benefits associated with stock-based compensation. As a result of the adoption of ASU 2016-09, the Company recorded previously unrecognized excess tax benefits relating to stock-based compensation through December 31, 2016 to retained earnings with an equal and offsetting adjustment due to the Company’s full valuation allowance against its deferred tax assets. See “Note 17. Income Taxes” for additional information.

In the second quarter of 2016, the board of directors or the compensation committee of the board of directors, as appropriate, approved incentive retention awards to certain members of the executive management team and other key personnel. These incentive awards consisted of an aggregate of $16.3 million of RSUs and $18.6 million of cash. These incentive retention awards were recognized as compensation expense ratably through May 2017.

The cash retention awards were granted under the Cash Retention Plan. Under the terms of the Cash Retention Plan, employees who received an award were eligible to earn a cash retention bonus on the terms and in the amounts specified in their respective cash retention bonus award agreement, subject to continued services and other vesting requirements set forth in such agreement. Funds associated with the remaining retention liability as of December 31, 2016, were held in a Rabbi Trust established under the Cash Retention Plan and recorded as restricted cash on the Company’s Consolidated Balance Sheets. There was no remaining retention liability under the Cash Retention Plan, and therefore no associated funds held in the Rabbi Trust as of December 31, 2017.

The Company adopted ASU 2016-09 on January 1, 2017. See “Note 2. Summary of Significant Accounting Policies,” for additional information.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Equity Incentive Plans

The Company has two equity incentive plans: the 2007 Stock Incentive Plan (2007 Plan) and the 2014 Equity Incentive Plan (2014 Plan). Upon the Company’s IPO in 2014, the 2007 Plan was terminated and all shares that remained available for future issuance under the 2007 Plan at that time were transferred to the 2014 Plan. As of December 31, 2017, 15,500,667 options to purchase common stock granted under the 2007 Plan remain outstanding. If cancelled, these options are eligible for transfer into the 2014 Plan, which would increase shares available for grant within the 2014 Plan. As of December 31, 2017, the total number of shares reserved for future grants under the 2014 Plan was 49,277,465 shares, including shares transferred from the 2007 Plan.

Stock Options

The following table summarizes the activities for the Company’s stock options during 2017:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2016	30,669,177	$4.79
Granted	—	$—
Exercised	(7,213,167)	$2.01
Forfeited/Expired	(3,046,670)	$8.09
Outstanding at December 31, 2017	20,409,340	$5.28	6.0	$22,485
Vested and expected to vest at December 31, 2017	20,409,340	$5.28	6.0	$22,485
Exercisable at December 31, 2017	16,471,522	$4.76	5.7	$22,485

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $4.13 as reported on the New York Stock Exchange on December 29, 2017.

For the year ended December 31, 2016, the Company granted service-based stock options to purchase 7,482,011 shares of common stock with a weighted-average exercise price of $7.22 per option share, a weighted-average grant date fair value of $3.61 per option share and an aggregate estimated fair value of $27.0 million. Stock options granted during the year ended December 31, 2016 included 265,987 shares of fully-vested stock options granted in lieu of cash bonuses to be paid to certain employees for the 2015 performance period. In the third quarter of 2016, a portion of these options were modified and the cash bonuses were paid.

For the year ended December 31, 2015, the Company granted service-based stock options to purchase 1,164,929 shares of common stock with a weighted-average exercise price of $20.00 per option share, a weighted-average grant date fair value of $9.80 per option share and an aggregate estimated fair value of $11.4 million.

The aggregate intrinsic value of options exercised was $27.0 million, $74.4 million and $103.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. The total fair value of stock options vested for the years ended December 31, 2017, 2016, and 2015 was $19.6 million, $32.9 million and $36.8 million, respectively.

As of December 31, 2017, the total unrecognized compensation cost related to outstanding stock options was $13.9 million, which is expected to be recognized over the next 1.8 years.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

Year Ended December 31,	2016	2015
Expected dividend yield	—	—
Weighted-average assumed stock price volatility	51.6%	49.4%
Weighted-average risk-free interest rate	1.34%	1.61%
Weighted-average expected life (in years)	6.15	6.25

There were no stock options granted during the year ended December 31, 2017.

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs during the year ended December 31, 2017:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	31,413,644	$6.61
Granted	12,955,901	$5.31
Vested	(11,087,906)	$6.18
Forfeited/expired	(6,703,341)	$7.07
Unvested at December 31, 2017	26,578,298	$6.03
Expected to vest after December 31, 2017	26,578,298	$6.03

As of December 31, 2017, the Company granted 12,955,901 RSUs with an aggregate fair value of $68.8 million.

As of December 31, 2017, there was $150.4 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 2.9 years.

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

The Company’s employees purchased 1,319,537, 1,508,513 and 410,009 shares of common stock under the ESPP during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, 2016 and 2015, a total of 8,695,999, 5,408,441 and 2,589,991 shares remain reserved for future issuance, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The fair value of stock purchase rights granted to employees under the ESPP is measured on the grant date using the Black-Scholes option pricing model. The compensation expense related to ESPP purchase rights is recognized on a straight-line basis over the 6-month requisite service period. We used the following assumptions in estimating the fair value of the grants under the ESPP which are derived using the same methodology applied to stock option assumptions:

Year Ended December 31,	2017	2016	2015
Expected dividend yield	—	—	—
Weighted-average assumed stock price volatility	45.1%	50.1%	43.7%
Weighted-average risk-free interest rate	1.21%	0.51%	0.23%
Weighted-average expected life (in years)	0.50	0.50	0.46

For the years ended December 31, 2017, 2016, and 2015, the dates of the assumptions were May 11, 2017 and November 11, 2017, May 11, 2016 and November 11, 2016 and June 11, 2015 and November 11, 2015, respectively.

Stock Issued Related to Acquisition

As part of the Springstone acquisition in 2014, the sellers received shares of the Company’s Series F convertible preferred stock having an aggregate value of $25.0 million (Share Consideration). $22.1 million of the Share Consideration is subject to certain vesting and forfeiture conditions over a three-year period for key continuing employees. This was accounted for as a compensation agreement and expensed over the three-year vesting period. In conjunction with the conversion of preferred stock upon the IPO, these preferred shares were converted into common shares.

Retirement Plan

Upon completing 90 days of service, employees may participate in the Company’s qualified retirement plan that is governed by section 401(k) of the IRS Code. Participants may elect to contribute a portion of their annual compensation up to the maximum limit allowed by federal tax law. In the first quarter of 2016, the Company approved an employer match of up to 4% of an employee’s eligible compensation with a maximum annual match of $5,000 per employee. Prior to 2016, the Company approved an employer match of up to 3% of an employee’s eligible compensation with a maximum annual match of $5,000 per employee. The total expense for the employer match for the years ended December 31, 2017, 2016, and 2015 was $4.4 million, $3.9 million and $2.1 million, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

One-Time Severance Costs

On June 22, 2016, the Board of the Company approved a plan to reduce the number of employees, which includes payment of severance benefits to certain employees whose positions were affected. The plan authorized the reduction of up to 179 positions, or approximately 12% of the Company’s workforce. The purpose of the action was to reduce costs, streamline operations and more closely align staffing with anticipated loan volumes. As a result, the Company recorded and paid $2.7 million in severance costs during 2016 related to this reduction in employees, which were predominately comprised of cash severance. No such reduction plans were implemented during the years ended December 31, 2017 or 2015. The following table presents the severance expense recorded in the Company’s Consolidated Statements of Operations for the year ended December 31, 2016:

Year Ended December 31,	2016
Sales and marketing	$772
Origination and servicing	1,174
Engineering and product development	134
Other general and administrative	650
Total severance expense	$2,730

Performance-based Restricted Stock Units

During the first quarter of 2017, the Company’s chief executive officer received performance-based restricted stock units (PBRSUs). PBRSUs are equity awards that may be earned based on achieving pre-established performance metrics over a specific performance period. Depending on the probability of achieving the pre-established performance targets, the PBRSUs issued could range from 0% to 200% of the target amount. PBRSUs granted under the Company’s equity incentive plans generally have a one-year performance period with one-half of the grant vesting in one year following the completion of the performance period and the remaining one-half vesting in two years following the completion of the performance period. Over the performance period, the number of PBRSUs that may be earned and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the pre-established performance targets against the performance metrics.

17. Income Taxes

Loss before income tax expense (benefit) less loss attributable to non-controlling interest was $(153.2) million, $(150.2) million and $(2.2) million for the years ended December 31, 2017, 2016 and 2015, respectively. Income tax expense (benefit) consisted of the following for the periods shown below:

Year Ended December 31,	2017	2016	2015
Current:
Federal	$498	$(515)	$—
State	134	(267)	720
Total current tax expense (benefit)	$632	$(782)	$720

Deferred:
Federal	$—	$(2,589)	$1,405
State	—	(857)	708
Total deferred tax (benefit) expense	$—	$(3,446)	$2,113
Income tax expense (benefit)	$632	$(4,228)	$2,833

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Income tax expense for the year ended December 31, 2017 was primarily attributable to the tax effects of unrealized gains credited to other comprehensive income associated with the Company’s available for sale portfolio. Income tax benefit for the year ended December 31, 2016 was primarily attributable to the tax effects of the impairment of tax-deductible goodwill from the acquisition of Springstone, which previously gave rise to an indefinite-lived deferred tax liability, and the tax effects of unrealized gains credited to other comprehensive income associated with the Company’s available for sale portfolio. Income tax expense for the year ended December 31, 2015 was primarily attributable to the amortization of tax deductible goodwill from the acquisition of Springstone, which gave rise to an indefinite-lived deferred tax liability, and the realization of excess tax benefits related to stock-based compensation.

A reconciliation of the income taxes expected at the statutory federal income tax rate and Income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015, is as follows:

Year Ended December 31,	2017	2016		2015
Tax at federal statutory rate	$(52,089)	$(51,072)		$(738)
State tax, net of federal tax benefit	42	(1,028)		1,277
Stock-based compensation expense	3,171	3,509		549
Research and development tax credits	(5,022)	(688)		(1,068)
Change in valuation allowance	(3,532)	42,714		2,686
Change in unrecognized tax benefit	2,922	2,817		(62)
Tax rate change	53,048	—	44,026,000	—
Other	2,092	(480)		189
Income tax expense (benefit)	$632	$(4,228)		$2,833

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 were:

December 31,	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$95,611	$47,451
Stock-based compensation	18,117	26,838
Reserves and accruals	56,111	18,409
Goodwill	5,666	9,855
Intangible assets	3,364	3,978
Tax credit carryforwards	7,499	2,483
Other	637	82
Total deferred tax assets	187,005	109,096
Valuation allowance	(140,623)	(75,308)
Deferred tax assets – net of valuation allowance	$46,382	$33,788

Deferred tax liabilities:
Internally developed software	$(19,340)	$(21,436)
Accrued receivables	(13,838)	—
Servicing fees	(8,630)	(6,445)
Depreciation and amortization	(3,047)	(5,907)
Other	(1,527)	—
Total deferred tax liabilities	$(46,382)	$(33,788)
Deferred tax asset (liability) – net	$—	$—

The table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2016, related to tax deductions for equity-based compensation greater than the compensation recognized for financial reporting excess tax benefits. During the first quarter of 2017, the Company adopted ASU 2016-09 relating to accounting for excess tax benefits associated with stock-based compensation. As a result of the adoption of ASU 2016-09, the Company increased its deferred tax assets by $56.7 million for previously unrecognized excess tax benefits relating to stock-based compensation, fully offset by a $56.7 million increase in the valuation allowance against its deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Reform) was signed into law. Some of the provisions of the Tax Reform affecting corporations include, but are not limited to, a reduction of the federal corporate income tax rate from 35% to 21%, certain limitations on interest expense deduction and executive compensation, and expensing of cost of acquired qualified property. The Company evaluated the impact of the new tax law on its financial condition and results of operations. The impact of the federal corporate income tax rate reduction to 21%, which is effective on January 1, 2018, resulted in the reduction in the Company’s deferred tax assets as of December 31, 2017 by $53.0 million, fully offset by a $53.0 million reduction in the valuation allowance against its deferred tax assets.

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2017 and 2016, the valuation allowance was $140.6 million and $75.3 million, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

As of December 31, 2017, the Company had federal and state net operating loss (NOL) carryforwards of approximately $342.5 million and $323.8 million, respectively, to offset future taxable income. The federal and majority of state NOL carryforwards will expire beginning in 2026 and 2028, respectively. Additionally, as of December 31, 2017, the Company had federal and state research credit carryforwards of $6.2 million and $5.8 million, respectively. The federal research credit carryforwards will expire beginning in 2026 and the state research credits may be carried forward indefinitely. As of December 31, 2017, the Company also had other state tax credit carryforwards of $2.3 million which will expire beginning in 2020.

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

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015, is as follows:

Year Ended December 31,	2017	2016	2015
Beginning balance	$3,246	$429	$491
Gross increase (decrease) for tax positions related to prior years	2,330	677	(310)
Gross increase for tax positions related to the current year	2,208	2,140	248
Ending balance	$7,784	$3,246	$429

If the unrecognized tax benefit as of December 31, 2017 is recognized, there will be no effect on the Company’s effective tax rate as the tax benefit would increase a deferred tax asset, which is currently offset with a full valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. As of December 31, 2017, the Company had no accrued interest and penalties related to unrecognized tax benefits. The Company does not expect any significant increases or decreases to its unrecognized benefits within the next twelve months.

The Company files income tax returns in the United States and various state jurisdictions. As of December 31, 2017, the Company’s federal tax returns for 2013 and earlier, and the state tax returns for 2012 and earlier were no longer subject to examination by the taxing authorities. However, tax periods closed in a prior period may be subject to audit and re-examination by tax authorities for which tax carryforwards are utilized in subsequent years.

18. Commitments and Contingencies

Operating Lease Commitments

The Company’s corporate headquarters are located in San Francisco, California, and consist of approximately 169,000 square feet of space under lease agreements, the longest of which is expected to expire in June 2022. Under these lease agreements, the Company has an option to extend nearly all of the space for five years.

In April 2015, the Company entered into a lease agreement for approximately 112,000 square feet of additional office space in San Francisco, California. In August 2017, this lease agreement was amended to add approximately 15,000 square feet of additional office space. The amended lease agreement expires in April 2026, with the right to renew the lease term for two consecutive renewal terms of five years each.

The Company has additional leased office space of approximately 26,000 square feet in Westborough, Massachusetts, under a lease agreement that expires in July 2021.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Total facilities rental expense for the years ended December 31, 2017, 2016 and 2015 was $15.7 million, $14.2 million and $7.4 million, respectively. Sublease rental income for the year ended December 31, 2017 was $0.4 million. The Company had no sublease rental income for the years ended December 31, 2016 and 2015. Minimum lease payments for the years ended December 31, 2017, 2016 and 2015 were $15.1 million, $11.9 million and $6.0 million, respectively. As of December 31, 2017, the Company pledged $0.8 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

The Company’s future minimum payments under non-cancelable operating leases in excess of one year and anticipated sublease income as of December 31, 2017, were as follows:

Year Ended December 31,	Operating Leases	Subleases	Net
2018	$16,389	$310	$16,079
2019	16,626	39	16,587
2020	17,557	—	17,557
2021	17,844	—	17,844
2022	13,519	—	13,519
Thereafter	32,645	—	32,645
Total	$114,580	$349	$114,231

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, which serves as the Company’s primary issuing bank, WebBank retains ownership of the loans it originates that are facilitated through the Company’s lending marketplace for two business days after origination. As part of this arrangement, the Company is committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of December 31, 2017 and 2016, the Company was committed to purchase loans with an outstanding principal balance of $54.2 million and $32.2 million at par, respectively.

Loan Repurchase Obligations

The Company is generally required to repurchase loans, notes or certificates in events of verified identity theft. The Company may also repurchase certain loans, notes or certificates in connection with certain customer accommodations. In connection with certain whole loan and CLUB certificate sales, as well as to facilitate access to securitization markets, the Company has agreed to repurchase loans if representations and warranties made with respect to such loans are breached, and such breach has a material adverse effect on the loans. In the case of certain securitization transactions, the Company has also agreed to repurchase or substitute loans for which a borrower fails to make the first payment due under a loan. The Company believes such provisions are customary and consistent with institutional loan and securitization market standards.

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

As a result of the loan repurchase obligations described above, the Company repurchased $2.2 million and $46.7 million in loans, notes and certificates during 2017 and 2016, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Purchase Commitments

As required by applicable regulations, the Company is required to purchase loans resulting from direct mail marketing efforts if such loans are not otherwise invested in by investors on the platform. The Company was not required to purchase any such loans during 2017. Additionally, loans in the process of being facilitated through the Company’s platform and originated by the Company’s issuing bank partner at December 31, 2017, were substantially funded in January 2018. As of the date of this report, no loans remained without investor commitments and the Company was not required to purchase any of these loans.

In addition, if neither Springstone nor the Company can arrange for other investors to invest in or purchase loans that Springstone facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner (Pool B loans), Springstone and the Company are contractually committed to purchase these loans. As of December 31, 2017, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s Consolidated Balance Sheets. During the year ended December 31, 2017, the Company was required to purchase $26.7 million of Pool B loans. Pool B loans are held on the Company’s Consolidated Balance Sheets and have an outstanding principal balance and fair value of $20.1 million and $18.2 million as of December 31, 2017, respectively. The Company believes it will be required to purchase additional Pool B loans in 2018 as it seeks to arrange for other investors to invest in or purchase these loans.

Credit Support Agreements

In connection with a significant platform purchase agreement, the Company entered into a credit support agreement with a third-party whole loan investor that required the Company to reimburse the investor for credit losses in excess of a specified percentage of the original principal balance of whole loans acquired by the investor during a 12-month period. During 2017, the Company paid the investor $13.0 million under this agreement, which terminated in October 2017. As of December 31, 2017, the Company had no further liability under this agreement.

The Company is also subject to a credit support agreement with Cirrix Capital (Investment Fund). The credit support agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the Investment Fund’s certificates that are in excess of a specified, aggregate net loss threshold. On April 14, 2017, the credit support agreement was terminated effective December 31, 2016. However, the Company remains subject to the credit support agreement for credit losses on loans underlying the Investment Fund’s certificates that were issued on or prior to December 31, 2016. The Company pledged and restricted cash in the amount of $2.2 million and $3.4 million as of December 31, 2017 and December 31, 2016, respectively, to support this contingent obligation. The Company’s maximum exposure to loss under this credit support agreement was limited to $6.0 million as of December 31, 2017, for which no liability has been accrued as of December 31, 2017.

Legal

The Company is subject to various claims brought in a litigation or regulatory context. The Company is required to defend significant class action and derivative lawsuits filed in 2016; continues to address federal regulatory actions relating to and arising from the internal board review described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Board Review” contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the Board Review); federal and state regulatory examinations and actions relating to the Company’s business practices and licensing; and routine litigation matters arising in the ordinary course of business. The majority of these claims and proceedings relate to or arise from alleged state or federal law and regulatory violations, or are alleged commercial disputes and alleged consumer complaints. The Company accrues for costs related to contingencies when a loss from such claims is

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

probable and the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable and if it is possible to estimate the loss, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, the Company does not accrue for a potential litigation loss. In those situations, the Company discloses an estimate of the probable losses or a range of possible losses, if such estimates can be made. Except as otherwise specifically noted below, at this time, the Company does not believe that it is possible to estimate the reasonably possible losses or a range of reasonably possible losses related to the matters described below.

Settlement of Class Action and Derivative Lawsuits Filed In 2016

State and Federal Securities Class Actions. During the year ended December 31, 2016, several putative class action lawsuits alleging violations of federal securities laws were filed in California Superior Court, naming as defendants the Company, current and former directors, certain officers, and the underwriters in the December 2014 initial public offering (the IPO). All of these actions were consolidated into a single action (Consolidated State Court Action), entitled In re LendingClub Corporation Shareholder Litigation, No. CIV537300. In August 2016, plaintiffs filed an amended complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (Securities Act) based on allegedly false and misleading statements in the IPO registration statement and prospectus. Following multiple demurrers, which were granted in part and denied in part, the Plaintiffs filed a Second Amended Consolidated Complaint, which became the operative pleading. In April 2017 the plaintiffs filed their motion for class certification, which the Company opposed. The motion was granted in part in a June 2017 Order. The Court set the trial date for October 2018. During the discovery, the Company vigorously defended against the claims.

In May 2016, two related putative securities class actions (entitled Evellard v. LendingClub Corporation, et al., No. 16-CV-2627-WHA, and Wertz v. LendingClub Corporation, et al., No. 16-CV-2670-WHA) were filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain of its officers and directors. In August 2016, the two actions were consolidated into a single action. The Company moved to dismiss the amended complaint filed in the fourth quarter of 2016. The Court held a hearing on this motion in the first quarter of 2017 and ultimately granted in part and denied in part the motion. The plaintiffs thereafter amended their complaint consistent with the May 2017 Order and the parties began discovery. In September 2017 the plaintiffs filed their motion for class certification, which the Company opposed. The motion was granted in an October 2017 Order. In that Order, the Court also granted a motion by the plaintiffs in the Consolidated State Court Action to intervene in the federal action. All parties (including the intervening state court plaintiffs) were ordered to participate in a mediation on November 28, 2017. The Company participated in the mediation in good faith, but the parties did not reach a settlement, nor did the parties establish a range in which a settlement could be reached. Notwithstanding the fact that the parties did not reach a settlement in November 2017, the parties jointly requested a further mediation date, and on December 29, 2017, the Court ordered the parties to participate in a second mediation on January 29, 2018. As a result of that second mediation, the Company agreed to a preliminary settlement in which the Company would pay a total of $125.0 million in exchange for a dismissal of both the federal and state securities class actions with prejudice. Of that amount, $47.75 million will be paid from insurance. The settlement is subject to final approval by the Court. In the event the settlement is approved, these matters will be dismissed with prejudice and settlement proceeds will be distributed to members of the impacted class. In the event that this or any other settlement is not approved, the matter will continue to proceed to trial and the Company will continue to vigorously defend against the claims.

The Company was self-insured for the deductible amount under its director and officers’ liability insurance policy for these matters. The Company exceeded the deductible in 2016 and was being reimbursed by insurance carriers for costs related to the litigations and investigations prior to the settlement. As a result of the costs and settlement, the available insurance policies are exhausted of their policy limits.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Derivative Lawsuits. In May 2016 and August 2016, respectively, two putative shareholder derivative actions were filed (Avila v. Laplanche, et al., No. CIV538758 and Dua v. Laplanche, et al., CGC-16-553731) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. Both actions were voluntarily dismissed without prejudice. On December 14, 2016, a new putative shareholder derivative action was filed in the Delaware Court of Chancery (Steinberg, et al. v. Morris, et al., C.A. No. 12984-CB), against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. In addition, on August 18, 2017, another putative shareholder derivative action was filed in the Delaware Court of Chancery (Fink et. al. v. Laplanche, et. al., Case No. 2017-0600). Both of these actions are based on allegations similar to those in the securities class action litigation, as described above. In September 2017, the Steinberg plaintiffs and Fink plaintiffs each filed motions to consolidate the two derivative suits and for the designation of lead plaintiff(s) and lead counsel. In October 2017, the Steinberg and Fink plaintiffs reached an agreement regarding consolidation and submitted a proposed consolidation order to the court. The court entered that order consolidating the cases, selecting the Steinberg plaintiffs, and designating the Steinberg complaint as the operative complaint. The defendants moved to stay these matters in light of the other pending proceedings. On November 6, 2017, a new putative shareholder derivative action was filed in the Northern District of California (Sawyer v. Sanborn, et al. No. 3:17-cv-06447), against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action is based on allegations similar to those in the securities class action litigation, as described above. The defendants are working to stay this matter in light of the other pending proceedings.

Regulatory Investigations Following the Board Review

On May 9, 2016, following the announcement of the Board Review, the Company received a grand jury subpoena from the U.S. Department of Justice (DOJ). The Company also received formal requests for information from the SEC and Federal Trade Commission (FTC). The FTC Staff is investigating questions concerning certain of the Company’s policies and practices and related legal compliance. We have worked and continue to work to respond to the FTC’s information requests, and have cooperated closely with FTC Staff as they evaluate potential claims of deception or unfairness under the FTC Act and other consumer protection laws enforced by the FTC. While we are not able to predict with certainty the timing, outcome, or consequence of this investigation, we believe that we are in compliance with all applicable federal and state laws related to this matter.

The Company continues cooperating with the DOJ, SEC, FTC, and other governmental or regulatory authorities or agencies. No assurance can be given as to the timing or outcome of these matters. However, to the extent that the Company continues to incur expenses to defend or respond to these investigations, insurance policy coverage limits have been met, as described above, so that the Company will not have insurance available to offset any costs.

Regulatory Action By the State of Massachusetts

The Company is currently in discussions with the Massachusetts Division of Banks (Massachusetts DOB) regarding the licensing of the activities of the Company and its subsidiary, Springstone Financial, within the State of Massachusetts. Among other matters, the Massachusetts DOB is examining whether: (i) Springstone Financial engaged in the business of arranging small loans for a fee from April 2014 through the present without a valid small loan company license; and (ii) whether the Company should have obtained a servicing license. The Company continues to cooperate with the Massachusetts DOB to resolve the matter.

Regulatory Examinations and Actions Relating to the Company’s Business Practices and Licensing

The Company has been subject to inquiries and enforcement actions brought by federal and state regulatory agencies relating to the Company’s business practices, the required licenses to operate its business and its manner of operating in accordance with the requirements of its licenses. In the past, the Company has successfully resolved

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

inquiries in a manner that was not material to its results of financial operations in any period and that did not materially limit the Company’s ability to conduct its business. At the state level, the Company is currently in discussions with the Colorado Department of Law concerning the licensing of the Company’s servicing operations and the structure of it offerings in the State of Colorado. No assurance can be given as to the timing or outcome of any of these matters.

In addition, the Company has also responded to inquiries from the California Department of Business Oversight and the New York Department of Financial Services regarding the operation of the Company’s business and the overall “FinTech” industry, but to date has had no indication that these inquiries will lead to any enforcement or other actions.

Litigation Matters Arising in the Ordinary Course of Business

In December 2017, a putative class action lawsuit was filed against the Company in the State of Nevada (Moses v. Lending Club, 2:17-cv-03071-JAD-PAL) alleging violations of the Fair Credit Reporting Act. The complaint alleges that the Company improperly accessed the credit report of the plaintiff, who had formerly had a loan serviced by the Company. The complaint further alleges, on information and belief, that the Company improperly accessed credit reports of other similarly situated individuals. The lawsuit is in its early stages and the Company denies the allegations of the complaint and will vigorously defend against the allegations.

At December 31, 2017, the Company had $129.9 million in accrued contingent liabilities and $52.1 million in insurance reimbursement receivable associated with the matters discussed above. In addition to the foregoing, the Company is subject to, and may continue to be subject to, legal proceedings and regulatory actions in the ordinary course of business. No assurance can be given as to the timing or outcome of any of these matters.

19. Segment Reporting

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s executive management committee as chief operating decision maker (CODM). For purposes of allocating resources and evaluating financial performance, the Company’s CODM reviews financial information by loan product types of personal, education and patient finance, small business, and auto. These product types are individually reviewed as operating segments but are aggregated to represent one reportable segment because the education and patient finance, small business, and auto loan product types are immaterial both individually and in the aggregate.

Substantially all of the Company’s revenue is generated in the United States. No individual borrower or investor accounted for 10% or more of consolidated net revenue for any of the periods presented.

20. Related Party Transactions

Related party transactions must be reviewed and approved by the Audit Committee of the Company’s board of directors when not conducted in the ordinary course of business subject to the standard terms of the Company’s lending marketplace or certificate investment program. Any material amendment or modification to an existing related party transaction is also subject to the review and approval of the Audit Committee. Related party transactions may include any transaction between entities under common control or with a related person that has occurred since the beginning of the Company’s latest fiscal year or is currently proposed. The Company has defined related persons as members of the board of directors, executive officers, principal owners of the Company’s outstanding stock and any immediate family members of each such related person, as well as any other person or entity with significant influence over the Company’s management or operations.

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

In October 2017, LCAM initiated the full wind down of six funds by redeeming the certificates issued by the funds and transferring the loan participations underlying the redeemed certificates to third-party investors. The redemptions of the certificates of $386.1 million to certificate holders were transacted on terms and conditions that were not more favorable than those observed by similarly situated third-party investors. See “Note 5. Loans Held For Investment, Loans Held For Sale, Notes, Certificates and Secured Borrowings and Loan Servicing Rights” and “Note 14. Secured Borrowings” for additional information.

On April 1, 2016, the Company closed its $10.0 million investment in the Investment Fund, a holding company that participates in a family of funds with other unrelated third parties and purchases whole loans and interests in loans from the Company. As of December 31, 2017, the Company and Mr. John Mack, one of the Company’s board members, had an ownership interest of approximately 25% and 1%, respectively, in the Investment Fund. At December 31, 2017, the Company’s investment was $10.0 million, which is recognized in “Other assets” on the Company’s Consolidated Balance Sheets.

During 2017, this Investment Fund purchased $53.3 million of whole loans and interests in whole loans. During 2017, the Company earned $734 thousand in investor fees from this family of funds, and paid interest of $7.4 million on interests in whole loans to the family of funds. The Company believes that the sales of whole loans and interests in whole loans, and the investor fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

During 2016, this Investment Fund purchased $256.7 million of whole loans and interests in whole loans. During 2016, the Company earned $1.8 million in investor fees from this family of funds, and paid interest received from the borrowers of the underlying loans of $8.6 million to the family of funds. The Company believes that the sales of whole loans and interests in whole loans, and the servicing and management fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

21. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2017, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, including as disclosed below, the Company has determined none of these events were required to be recognized or disclosed.

Entry into Warehouse Credit Facility II

On January 23, 2018, LendingClub Warehouse II LLC (Warehouse II), a wholly-owned subsidiary of the Company, entered into a warehouse credit agreement (Warehouse Credit Agreement II) with certain lenders for an aggregate $200 million secured revolving credit facility (Warehouse Credit Facility II). In connection with Warehouse Credit Agreement II, Warehouse II entered into a security agreement with a large commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under Warehouse Credit Facility II may only be used to purchase certain unsecured consumer loans and related rights and documents from the Company and to pay fees and expenses related to Warehouse Credit Facility II.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

22. Quarterly Results of Operations (Unaudited)
The following table sets forth our unaudited Consolidated Statements of Operations data for each of the eight quarters ended December 31, 2017. The unaudited quarterly statements of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited quarterly statements of operations data. Our historical results are not necessarily indicative of our future operating results. The following quarterly consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Report.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Quarters Ended	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net revenue:
Transaction fees	$120,697	$121,905	$107,314	$98,692
Investor fees (1)	24,313	20,499	21,116	21,180
Gain (Loss) on sales of loans (1)	10,353	6,680	4,445	1,892
Other revenue (1)	1,366	1,375	1,949	1,746
Net interest income and fair value adjustments:
Interest income	141,471	151,532	157,260	160,996
Interest expense	(122,796)	(139,681)	(150,340)	(158,607)
Net fair value adjustments (1)	(18,949)	(8,280)	(2,171)	(1,417)
Net interest income and fair value adjustments (1)	(274)	3,571	4,749	972
Total net revenue	156,455	154,030	139,573	124,482
Operating expenses:
Sales and marketing	60,130	59,570	55,582	54,583
Origination and servicing	23,847	21,321	21,274	20,449
Engineering and product development	37,926	32,860	35,718	35,760
Other general and administrative	48,689	46,925	52,495	43,574
Class action litigation settlement	77,250	—	—	—
Total operating expenses	247,842	160,676	165,069	154,366
Loss before income tax expense	(91,387)	(6,646)	(25,496)	(29,884)
Income tax expense (benefit)	711	13	(52)	(40)
Consolidated net loss	(92,098)	(6,659)	(25,444)	(29,844)
Less: Income (Loss) attributable to noncontrolling interests	(91)	(129)	10	—
LendingClub net loss	$(92,007)	$(6,530)	$(25,454)	$(29,844)
Other data (2):
Loan originations (3)	$2,438,267	$2,442,867	$2,147,335	$1,958,749
Weighted-average common shares - Basic	416,005,213	412,778,995	406,676,996	400,308,521
Weighted-average common shares - Diluted	416,005,213	412,778,995	406,676,996	400,308,521
Net loss per share attributable to LendingClub:
Basic	$(0.22)	$(0.02)	$(0.06)	$(0.07)
Diluted	$(0.22)	$(0.02)	$(0.06)	$(0.07)

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1. Basis of Presentation” for additional information.

(2)	See “Part II – Item 7 – Management’s Discussion and Analysis – Key Operating and Financial Metrics” for additional information regarding loan originations.

(3)	Loan originations include loans facilitated through the platform plus outstanding purchase commitments at period end.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Quarters Ended	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net revenue:
Transaction fees	$101,568	$100,813	$96,605	$124,508
Investor fees (1)	26,027	18,477	14,656	20,487
Gain (Loss) on sales of loans (1)	115	(11,519)	(10,447)	4,699
Other revenue (1)	1,492	4,838	1,577	1,571
Net interest income and fair value adjustments:
Interest income	167,230	171,868	179,685	177,879
Interest expense	(164,645)	(169,444)	(177,596)	(176,683)
Net fair value adjustments (1)	(1,265)	(477)	(1,040)	(167)
Net interest income and fair value adjustments (1)	1,320	1,947	1,049	1,029
Total net revenue	130,522	$114,556	103,440	152,294
Operating expenses:
Sales and marketing	55,457	44,901	49,737	66,575
Origination and servicing	18,296	16,332	20,934	19,198
Engineering and product development	32,522	29,428	29,209	24,198
Other general and administrative	56,740	58,940	53,457	38,035
Goodwill impairment	—	1,650	35,400	—
Total operating expenses	163,015	151,251	188,737	148,006
Income (Loss) before income tax expense	(32,493)	(36,695)	(85,297)	4,288
Income tax expense (benefit)	(224)	(209)	(3,946)	151
Consolidated net income (loss)	(32,269)	(36,486)	(81,351)	4,137
Less: Income (Loss) attributable to noncontrolling interests	—	—	—	—
LendingClub net income (loss)	$(32,269)	$(36,486)	$(81,351)	$4,137
Other data (2):
Loan originations (3)	$1,987,278	$1,972,034	$1,955,401	$2,750,033
Weighted-average common shares - Basic	395,877,053	391,453,316	382,893,402	380,266,636
Weighted-average common shares - Diluted	395,877,053	391,453,316	382,893,402	392,397,825
Net loss per share attributable to LendingClub:
Basic	$(0.08)	$(0.09)	$(0.21)	$0.01
Diluted	$(0.08)	$(0.09)	$(0.21)	$0.01

(1)	Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1. Basis of Presentation” for additional information.

(2)	See “Part II – Item 7 – Management’s Discussion and Analysis – Key Operating and Financial Metrics” for additional information regarding loan originations.

(3)	Loan originations include loans facilitated through the platform plus outstanding purchase commitments at period end.

LENDINGCLUB CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2017, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Under the supervision and with the participation of the Company’s CEO and CFO, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, has independently audited the effectiveness of our internal control over financial reporting and its report is included below.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LendingClub Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 21, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 21, 2018

LENDINGCLUB CORPORATION

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our Proxy Statement under the headings “Corporate Governance at LendingClub” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the 2017 fiscal year.

Item 11. Executive Compensation

The information required by Item 11 will be included in the Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Named Executive Officer Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the 2017 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in the Proxy Statement under the headings “Security Ownership” and “Equity Compensation Plans,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the 2017 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement under the headings “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the 2017 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement under the heading “Ratification of Selection of Independent Auditors,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the 2017 fiscal year.

LENDINGCLUB CORPORATION

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

2.	Financial Statement Schedule

Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits

The documents listed in the Exhibit index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein on the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 21, 2018

LENDINGCLUB CORPORATION

By:	/s/ Scott Sanborn
Scott Sanborn
Chief Executive Officer

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

Signature	Title	Date

/s/ Scott Sanborn	Chief Executive Officer	February 21, 2018
Scott Sanborn

/s/ Thomas W. Casey	Chief Financial Officer	February 21, 2018
Thomas W. Casey

/s/ Fergal Stack	Principal Accounting Officer	February 21, 2018
Fergal Stack

/s/ Daniel T. Ciporin	Director	February 21, 2018
Daniel T. Ciporin

/s/ Kenneth Denman	Director	February 21, 2018
Kenneth Denman

/s/ John J. Mack	Director	February 21, 2018
John J. Mack

/s/ Timothy J. Mayopoulos	Director	February 21, 2018
Timothy J. Mayopoulos

/s/ Patricia McCord	Director	February 21, 2018
Patricia McCord

Director
Mary Meeker

/s/ John C. Morris	Director	February 21, 2018
John C. Morris

/s/ Lawrence Summers	Director	February 21, 2018
Lawrence Summers

/s/ Simon Williams	Director	February 21, 2018
Simon Williams

LENDINGCLUB CORPORATION

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of LendingClub Corporation	8-K	000-54752	3.1	December 16, 2014
3.2	Restated Bylaws of LendingClub Corporation	8-K	333-151827	3.2	December 16, 2014
4.1	Form of Indenture by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Amendment No. 3	333-151827	4.2	October 9, 2008
4.2	First Supplemental Indenture, dated as of July 10, 2009, by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Post-Effective Amendment No. 3	333-151827	4.3	July 23, 2009
4.3	Second Supplemental Indenture, dated as of May 5, 2010, by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Post-Effective Amendment No. 5	333-151827	4.5	May 6, 2010
4.4	Amended and Restated Investor Rights Agreement, dated as of April 16, 2014, by and among LendingClub Corporation and the Investors named therein	8-K	000-54752	4.1	April 17, 2014
4.5	Form of Three-Year Member Payment Dependent Note (included as Exhibit A to Exhibit 4.6)	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014
4.6	Form of Five-Year Member Payment Dependent Note (included as Exhibit B to Exhibit 4.6)	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014
4.7	Third Supplemental Indenture, dated as of October 3, 2014, by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014
4.8	Form of Common Stock Certificate of LendingClub Corporation	S-1, Amendment No. 2	333-198393	4.8	November 17, 2014
10.1	Form of Fund Subscription Agreement	S-1, Amendment No. 1	333-198393	10.24	October 20, 2014
10.2	Form of Investment Advisory Agreement	S-1, Amendment No. 1	333-198393	10.25	October 20, 2014
10.3	Form of Indemnity Agreement	S-1, Amendment No. 3	333-198393	10.1	December 1, 2014
10.4	Lease Agreement, dated as of May 17, 2013, by and between LendingClub Corporation and Forward One, LLC, as amended	S-1, Amendment No. 2	333-198393	10.22	November 17, 2014
10.5	Assignment and Assumption of Lease, dated as of October 17, 2014, by and between LendingClub Corporation and Teachscape, Inc.	S-1, Amendment No. 2	333-198393	10.23	November 17, 2014
10.6	LendingClub Corporation 2007 Stock Incentive Plan, as amended, and form of award agreement thereunder	S-1, Amendment No. 3	333-198393	10.4	December 1, 2014
10.7	2014 Employee Stock Purchase Plan, and forms of enrollment agreements thereunder	S-1, Amendment No. 3	333-198393	10.7	December 1, 2014

LENDINGCLUB CORPORATION

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8	Form of Employment Agreement for Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.15	December 1, 2014
10.9	Form of Employment Agreement for Executive Officers other than Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.16	December 1, 2014
10.10	2014 Equity Incentive Plan, and forms of award agreements thereunder					X
10.11	Form of LCA Investment Advisory Agreement	S-1, Amendment No. 4	333-198393	10.29	December 8, 2014
10.12	Form of Certificate Account Opening and Maintenance Agreement	S-1, Amendment No. 4	333-198393	10.30	December 8, 2014
10.13	Lease Agreement, dated as of April 16, 2015, by and between LendingClub Corporation and 595 Market Street, Inc.	10-Q	001-36771	10.31	May 5, 2015
10.14	Form of Investor Agreement	10-Q	001-36771	10.5	August 5, 2015
10.15	Credit and Guaranty Agreement, dated as of December 17, 2015, among LendingClub Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the lenders party thereto	8-K	001-36771	10.1	December 22, 2015
10.16	Pledge and Security Agreement, dated December 17, 2015, by and among LendingClub Corporation, the grantors referred to therein and Morgan Stanley Senior Funding, Inc.	8-K	001-36771	10.2	December 22, 2015
10.17	2016 Cash Retention Bonus Plan	10-Q	001-36771	10.1	August 9, 2016
10.18	Form of Master Loan Purchase Agreement	10-Q	001-36771	10.1	November 9, 2016
10.19	Form of Master Loan Servicing Agreement	10-Q	001-36771	10.2	November 9, 2016
10.20	Form of Borrower Agreement	10-K	001-36771	10.2	February 28, 2017
10.21	Whole Loans Backup Servicing Agreement*	10-Q	001-36771	10.1	August 8, 2017
10.22	Fractional Loans Backup Servicing Agreement*	10-Q	001-36771	10.2	August 8, 2017
10.23	Loan and Receivable Sale Agreement, dated February 25, 2016, by and between the Company and WebBank*	8-K	001-36771	10.1	August 17, 2017
10.24	Marketing and Program Management Agreement, dated February 25, 2016, by and between the Company and WebBank*	8-K	001-36771	10.2	August 17, 2017
10.25	Warehouse Credit Agreement dated October 10, 2017*	8-K/A	001-36771	10.1	December 4, 2017
10.26	Security Agreement dated October 10, 2017*	8-K/A	001-36771	10.2	December 4, 2017
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

LENDINGCLUB CORPORATION

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
* Confidential treatment has been requested for certain portions of this Exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.