Form 10-Q
period 2018-06-30
LendingClub Corp
filed 2018-08-08
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2018, there were 423,243,548 shares of the registrant’s common stock outstanding.

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

•
Various entities established to facilitate LendingClub-sponsored asset-backed securities transactions, including transactions where certain accredited investors and qualified institutional buyers have the opportunity to invest in a pool of unsecured personal whole loans in a certificated form (CLUB Certificates).

•	Various wholly-owned Delaware limited liability companies established to enter into warehouse credit agreements with certain lenders for secured credit facilities.

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

•
maintaining liquidity and capital availability to support purchase of loans, contractual commitments and obligations (including repurchase obligations or other commitments to purchase loans), regulatory obligations to fund loans, and general strategic directives (such as with respect to product testing or supporting our Company-sponsored securitizations and CLUB Certificate transactions), and to support marketplace equilibrium across our platform;

•	the impact of holding loans on and our ability to sell loans off our balance sheet;

•	transaction fees or other revenue we expect to recognize after loans are issued by the issuing banks who originate loans facilitated through our platform;

•	interest income on our loans invested in by the Company and the negative fair value adjustments on associated loans;

•	our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between the interim period and full year results;

•	capital expenditures;

LENDINGCLUB CORPORATION

•	interest rate risk and credit performance associated with the outstanding principal balance of loans and other securities and their impact to investor returns and demand for our products;

•	the impact of new accounting standards;

•	the impact of pending litigation and regulatory investigations and inquiries;

•	our compliance with applicable local, state and Federal laws, regulations and regulatory developments or court decisions affecting our business;

•	investor, borrower, platform and loan performance-related factors that may affect our revenue;

•	the potential adoption rates and returns related to new products and services;

•	the potential impact of macro-economic developments that could impact the credit performance of our loans, notes, certificates and secured borrowings, and influence borrower and investor behavior;

•	our ability to develop and maintain effective internal controls;

•	our ability to recruit and retain quality employees to support current operations and future growth;

•	our ability to manage and repay our indebtedness; and

•	other risk factors listed from time to time in reports we file with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (1)	$434,179	$401,719
Restricted cash (1)	221,688	242,570
Securities available for sale	149,804	117,573
Loans held for investment at fair value (1)	2,358,629	2,932,325
Loans held for investment by the Company at fair value (1)	9,621	361,230
Loans held for sale by the Company at fair value (1)	515,307	235,825
Accrued interest receivable (1)	26,635	33,822
Property, equipment and software, net	110,895	101,933
Intangible assets, net	19,929	21,923
Goodwill	—	35,633
Other assets (1)	102,396	156,278
Total assets	$3,949,083	$4,640,831
Liabilities and Equity
Accounts payable	$13,841	$9,401
Accrued interest payable (1)	23,609	32,992
Accrued expenses and other liabilities (1)	200,098	228,380
Payable to investors	111,003	143,310
Notes, certificates and secured borrowings at fair value (1)	2,377,080	2,954,768
Payable to securitization note and residual certificate holders (includes $1,479 at fair value as of December 31, 2017) (1)	—	312,123
Payable to credit facilities (1)	349,232	32,100
Total liabilities	3,074,863	3,713,074
Equity
Common stock, $0.01 par value; 900,000,000 shares authorized; 425,466,820 and 419,756,546 shares issued, respectively; 423,184,120 and 417,473,846 shares outstanding, respectively	4,255	4,198
Additional paid-in capital	1,368,100	1,327,206
Accumulated deficit	(481,461)	(389,419)
Treasury stock, at cost; 2,282,700 shares	(19,485)	(19,485)
Accumulated other comprehensive loss	(393)	(5)
Total LendingClub stockholders’ equity	871,016	922,495
Noncontrolling interests	3,204	5,262
Total equity	874,220	927,757
Total liabilities and equity	$3,949,083	$4,640,831

(1)	Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

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

	June 30, 2018	December 31, 2017
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$29,479	$—
Restricted cash	37,311	34,370
Loans held for investment at fair value	893,282	1,202,260
Loans held for investment by the Company at fair value	—	350,699
Loans held for sale by the Company at fair value	389,491	60,812
Accrued interest receivable	11,941	15,602
Other assets	2,936	6,324
Total assets of consolidated variable interest entities	$1,364,440	$1,670,067
Liabilities of consolidated VIEs, included in total liabilities above
Accrued interest payable	$9,806	$14,789
Accrued expenses and other liabilities	1,227	52
Notes, certificates and secured borrowings at fair value	899,250	1,210,349
Payable to securitization note and residual certificate holders	—	312,123
Payable to credit facilities	249,232	32,100
Total liabilities of consolidated variable interest entities	$1,159,515	$1,569,413

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue:
Transaction fees	$135,926	$107,314	$247,108	$206,006
Investor fees	27,400	21,116	55,295	42,296
Gain on sales of loans (1)	11,880	4,445	24,551	6,337
Other revenue (1)	1,467	1,949	2,924	3,695
Net interest income and fair value adjustments:
Interest income	127,760	157,260	265,778	318,256
Interest expense	(100,898)	(150,340)	(211,741)	(308,947)
Net fair value adjustments (1)	(26,556)	(2,171)	(55,269)	(3,588)
Net interest income and fair value adjustments (1)	306	4,749	(1,232)	5,721
Total net revenue	176,979	139,573	328,646	264,055
Operating expenses:
Sales and marketing	69,046	55,582	126,563	110,165
Origination and servicing	25,593	21,274	48,238	41,723
Engineering and product development	37,650	35,718	74,487	71,478
Other general and administrative	57,583	52,495	109,892	96,069
Goodwill impairment	35,633	—	35,633	—
Class action settlement and regulatory litigation expense	12,262	—	25,762	—
Total operating expenses	237,767	165,069	420,575	319,435
Loss before income tax expense	(60,788)	(25,496)	(91,929)	(55,380)
Income tax expense (benefit)	24	(52)	63	(92)
Consolidated net loss	(60,812)	(25,444)	(91,992)	(55,288)
Less: Income attributable to noncontrolling interests	49	10	50	10
LendingClub net loss	$(60,861)	$(25,454)	$(92,042)	$(55,298)
Net loss per share attributable to LendingClub:
Basic	$(0.14)	$(0.06)	$(0.22)	$(0.14)
Diluted	$(0.14)	$(0.06)	$(0.22)	$(0.14)
Weighted-average common shares - Basic	421,194,489	406,676,996	419,754,893	403,510,351
Weighted-average common shares - Diluted	421,194,489	406,676,996	419,754,893	403,510,351

(1)
Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
LendingClub net loss	$(60,861)	$(25,454)	$(92,042)	$(55,298)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	(413)	49	(391)	285
Other comprehensive income (loss), before tax	(413)	49	(391)	285
Income tax effect	(1)	19	(20)	114
Other comprehensive income (loss), net of tax	(412)	30	(371)	171
Less: Other comprehensive income (loss) attributable to noncontrolling interests	26	—	17	—
LendingClub other comprehensive income (loss), net of tax	(438)	30	(388)	171
LendingClub comprehensive income (loss)	(61,299)	(25,424)	(92,430)	(55,127)
Comprehensive income (loss) attributable to noncontrolling interests	26	—	17	—
Total comprehensive income (loss)	$(61,273)	$(25,424)	$(92,413)	$(55,127)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	LendingClub Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Non-controlling interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	417,473,846	$4,198	$1,327,206	2,282,700	$(19,485)	$(5)	$(389,419)	$922,495	$5,262	$927,757
Stock-based compensation and related tax effects	—	—	42,535	—	—	—	—	42,535	—	42,535
Issuances under equity incentive plans, net of tax	4,772,667	48	(4,405)	—	—	—	—	(4,357)	—	(4,357)
ESPP purchase shares	937,607	9	2,764	—	—	—	—	2,773	—	2,773
Net unrealized gain (loss) on available for sale securities, net of tax	—	—	—	—	—	(388)	—	(388)	17	(371)
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(2,125)	(2,125)
Net loss	—	—	—	—	—	—	(92,042)	(92,042)	50	(91,992)
Balance at June 30, 2018	423,184,120	$4,255	$1,368,100	2,282,700	$(19,485)	$(393)	$(481,461)	$871,016	$3,204	$874,220

	LendingClub Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Non-controlling interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2016	397,979,772	$4,003	$1,226,206	2,282,700	$(19,485)	$(767)	$(234,187)	$975,770	$—	$975,770
Stock-based compensation and related tax effects	—	—	45,192	—	—	—	(1,397)	43,795	—	43,795
Issuances under equity incentive plans, net of tax	12,181,123	122	8,881	—	—	—	—	9,003	—	9,003
ESPP purchase shares	565,701	5	2,850	—	—	—	—	2,855	—	2,855
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	—	171	—	171	—	171
Contribution of interests in consolidated VIE	—	—	—	—	—	—	—	—	7,722	7,722
Net loss	—	—	—	—	—	—	(55,298)	(55,298)	10	(55,288)
Balance at June 30, 2017	410,726,596	$4,130	$1,283,129	2,282,700	$(19,485)	$(596)	$(290,882)	$976,296	$7,732	$984,028

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Consolidated net loss	$(91,992)	$(55,288)
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Net fair value adjustments	55,269	3,588
Change in fair value of loan servicing liabilities	(557)	(1,448)
Change in fair value of loan servicing assets	13,059	9,122
Stock-based compensation, net	37,598	38,586
Goodwill impairment charge	35,633	—
Depreciation and amortization	24,276	21,099
(Gain) Loss on sales of loans	(25,974)	(14,762)
Other, net	2,762	608
Purchase of loans held for sale	(3,562,102)	(2,561,796)
Principal payments received on loans held for sale	116,526	8,291
Proceeds from sales of whole loans	2,493,131	2,521,761
Purchase of loans held for sale by consolidated VIE	(270,770)	(263,158)
Proceeds from sale of securities by consolidated VIE, net of underwriting fees and costs	931,306	260,829
Net change in operating assets and liabilities:
Accrued interest receivable, net	695	5,368
Other assets	67,838	(4,022)
Due from related parties	11	136
Accounts payable	4,181	1,614
Accrued interest payable	(9,004)	(5,161)
Accrued expenses and other liabilities	(34,376)	3,981
Net cash used for operating activities	(212,490)	(30,652)
Cash Flows from Investing Activities:
Purchases of loans	(541,306)	(1,002,661)
Principal payments received on loans	957,154	1,265,892
Proceeds from recoveries and sales of charged-off loans	32,447	22,694
Proceeds from sales of whole loans	—	2,118
Purchases of securities available for sale	(62,526)	(56,210)
Proceeds from sales, maturities, redemptions and paydowns of securities available for sale	77,021	135,834
Proceeds from paydowns of asset-backed securities related to Company- sponsored securitizations and CLUB Certificate transactions	17,097	—
Other investing activities	1,511	—
Purchases of property, equipment and software, net	(25,373)	(19,719)
Net cash provided by investing activities	456,025	347,948

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Financing Activities:
Change in payable to investors	(37,889)	(28,666)
Proceeds from issuance of notes and certificates	538,978	995,986
Repayments of secured borrowings	(85,585)	—
Principal payments on and retirements of notes and certificates	(872,507)	(1,260,992)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(32,080)	(22,493)
Principal payments on securitization notes	(45,709)	—
Proceeds from credit facilities	936,467	—
Principal payments on credit facilities	(619,000)	—
Payment for debt issuance costs	(1,468)	—
Issuances under equity incentive plans, net of tax	1,200	9,024
Proceeds from issuance of common stock for ESPP	2,773	2,856
Net cash outflow from deconsolidation of VIE	(15,013)	—
Purchase of noncontrolling interests in consolidated VIE	—	(6,307)
Return of capital to noncontrolling interests in consolidated VIE	(1,911)	—
Dividends paid to noncontrolling interests in consolidated VIE	(213)	—
Net cash used for financing activities	(231,957)	(310,592)
Net Increase in Cash, Cash Equivalents and Restricted Cash	11,578	6,704
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	644,289	693,412
Cash, Cash Equivalents and Restricted Cash, End of Period	$655,867	$700,116
Supplemental Cash Flow Information:
Cash paid for interest	$218,163	$313,976
Non-cash investing activity:
Accruals for property, equipment and software	$1,952	$2,070
Beneficial interests retained from securitization and CLUB Certificate transactions	$52,851	$17,536
Non-cash investing and financing activity:
Noncontrolling interests’ contribution of beneficial interests in consolidated VIE	$—	$7,722
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$269,151	$—

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

The following presents cash, cash equivalents and restricted cash by category within the Condensed Consolidated Balance Sheets:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$434,179	$401,719
Restricted cash	221,688	242,570
Total cash, cash equivalents and restricted cash	$655,867	$644,289

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

1. Basis of Presentation

LendingClub Corporation (LendingClub) operates an online lending marketplace platform that connects borrowers and investors. LendingClub Asset Management, LLC (LCAM), is a registered investment advisor with the Securities and Exchange Commission (SEC) and wholly-owned subsidiary of LendingClub that acts as the general partner for certain private funds. Additionally, LCAM is an advisor to separately managed accounts (SMAs) and funds of which LCAM’s wholly-owned subsidiaries are the general partners. Springstone Financial, LLC (Springstone), is a wholly-owned subsidiary of LendingClub that facilitates the origination of education and patient finance loans by third-party issuing banks. LC Trust I (the Trust) is an independent Delaware business trust that acquires loans from LendingClub and holds them for the sole benefit of certain investors that have purchased trust certificates issued by the Trust that are related to specific underlying loans for the benefit of the investor. Various wholly-owned subsidiaries of LendingClub have been established to enter into warehouse credit agreements with certain lenders for secured credit facilities. Additionally, LendingClub has established various entities in connection with its role as the sponsor of asset-backed securities transactions, which include transactions which provide accredited investors and qualified institutional buyers the opportunity to invest in a pool of unsecured personal whole loans in a certificated form (CLUB Certificates).

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

The Company presents loans under a number of different captions to align the assets to their associated liabilities, if any. “Loans held for investment at fair value” are loans which are related to the Company’s retail notes, certificates and secured borrowings program. The Company is not exposed to market risk, interest rate risk or credit risk on these loans and all loan cash flows flow directly to the retail note, certificate and secured borrowing owners. The associated liability for this loan category is included in the caption “Notes, certificates and secured borrowings at fair value.” Loans included in “Loans held for investment by the Company at fair value” and “Loans held for sale by the Company at fair value” are loans which the Company has purchased and which the Company earns interest income and records net fair value adjustments in earnings for changes in the valuation of loans.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report on Form 10-K. There have been no significant changes to these significant accounting policies for the six month period ended June 30, 2018, except as noted below.

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

Transaction fees are based on the initial principal amount of the loans facilitated by the Company and paid by the issuing banks and education and patient service providers each time a loan is issued by the issuing banks. Transaction fees to which the Company expects to be entitled are variable consideration because loan volume originated over the contractual term is not known at the contract’s inception. The transaction fee is determined each time a loan is issued based on that loan’s initial principal amount. The Company pays WebBank a loan trailing fee as consideration payable to customers (the issuing banks and education and patient service providers). The loan trailing fee liability is recorded in “Accrued Expense and Other Liabilities” on the Company’s Condensed Consolidated Balance Sheets. See “Loan Trailing Fee Liability” in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for further discussion. Additionally, the Company assumes the issuing bank’s obligation under Utah law to refund the pro-rated amount of the transaction fee in excess of 5% in the event the borrower prepays the loan in full before maturity. Additionally, the Company may provide refunds to borrowers when the borrower cancels the loan under certain conditions. The Company estimates refunds based on historical information. Transaction fees are reduced by estimated trailing fees and refunds.

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

Adoption of New Accounting Standards

The Company adopted the following accounting standards during the six month period ended June 30, 2018:

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

The adoption of Topic 606 did not change (1) the timing and pattern of revenue recognition for revenue streams in the scope of Topic 606, which includes transaction fees, management fees, and referral revenue, (2) the presentation of revenue as gross versus net, or (3) the amount of contract assets, contract liabilities, and deferred contract costs. Therefore, the adoption of Topic 606 had no impact on the Company’s financial position, results of operations, equity or cash flows as of the adoption date or for the six month period ended June 30, 2018. The Company has included the disclosures required by Topic 606 in “Note 3. Revenue from Contracts with Customers.”

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

ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to address diversity in practice in how certain cash receipts and payments are presented and classified in the statements of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company adopted ASU 2016-15 on January 1, 2018 and applied it retrospectively to all periods presented in the Consolidated Statements of Cash Flows. The adoption did not impact the Condensed Consolidated Statements of Cash Flows.

ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, addresses the diversity in the classification and presentation of changes in restricted cash in the statements of cash flows, by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statements of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 and applied it retrospectively to all periods presented in the Consolidated Statements of Cash Flows. Upon adoption, changes in restricted cash, which had previously been presented as investing activities, are now included within beginning and ending cash, cash equivalents and restricted cash in our Condensed Consolidated Statements of Cash Flows.

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

ASU 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies the option to reclassify stranded tax effects caused by the newly-enacted Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The ASU will be effective January 1, 2019 with early adoption permitted. The Company early adopted ASU 2018-02 on January 1, 2018. The adoption did not have a material impact on the Company’s financial position, results of operations, cash flows or related disclosures.

New Accounting Standards Not Yet Adopted

Updates to the new accounting standards not yet adopted as disclosed in the Company’s Annual Report on Form 10-K and recently issued are as follows:

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to record on their balance sheets a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. Lessees may elect to not recognize lease liabilities and ROU assets for

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives, and the lessee’s initial direct costs. For operating leases, lease expense will generally be recognized on a straight-line basis over the lease term. Lessor accounting activities are largely unchanged from existing lease accounting. The new standard is effective January 1, 2019 and requires modified retrospective transition approach, with early adoption permitted. The Company expects to adopt the new standard in the first quarter of 2019. The Company has dedicated internal resources, engaged a professional services firm, and is currently in the project planning phase of the implementation. The Company is evaluating the impact of this guidance on its financial position, results of operations, cash flows and related disclosures.

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

The following tables present the Company’s revenue from contracts with customers, disaggregated by revenue source for the second quarter and first half of 2018:

	Three Months Ended June 30, 2018	Timing of Revenue Recognition
		Services Transferred at a Point of Time	Services Transferred Over Time

Transaction fees	$135,926	$—	$135,926
Investor fees - Funds and SMAs	37	—	37
Referral fees	914	—	914
Total Revenue from Contracts with Customers	$136,877	$—	$136,877

	Six Months Ended June 30, 2018	Timing of Revenue Recognition
		Services Transferred at a Point of Time	Services Transferred Over Time

Transaction fees	$247,108	$—	$247,108
Investor fees - Funds and SMAs	78	—	78
Referral fees	1,750	—	1,750
Total Revenue from Contracts with Customers	$248,936	$—	$248,936

Revenues are recognized when control of the promised services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. For additional detail on the Company’s accounting policy regarding revenue recognition, see “Note 2. Summary of Significant Accounting Policies” above.

The Company recognizes transaction fees at the time it receives such fees, therefore, no accounts receivable is recorded for transaction fees. Management fees and referral fees are received after the Company satisfies its performance obligation. As of June 30, 2018, accounts receivable from these fees were $0.4 million. The Company

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

had no bad-debt expense for the second quarter and first half of 2018. The Company had no contract assets, contract liabilities, or deferred contract costs recorded as of June 30, 2018. Additionally, the Company did not recognize any revenue from performance obligations related to prior periods (for example, due to changes in transaction price) for the second quarter and first half of 2018.

4. Net Loss Per Share

The following table details the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
LendingClub net loss	$(60,861)	$(25,454)	$(92,042)	$(55,298)
Weighted average common shares - Basic	421,194,489	406,676,996	419,754,893	403,510,351
Weighted average common shares - Diluted	421,194,489	406,676,996	419,754,893	403,510,351
Net loss per share attributable to LendingClub:
Basic	$(0.14)	$(0.06)	$(0.22)	$(0.14)
Diluted	$(0.14)	$(0.06)	$(0.22)	$(0.14)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of June 30, 2018 and December 31, 2017, were as follows:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed senior securities related to Company-sponsored securitizations (1)	$65,044	$57	$(114)	$64,987
Asset-backed subordinated residual certificates related to Company-sponsored securitizations and CLUB Certificate transactions (1)	29,127	56	(456)	28,727
Corporate debt securities	17,747	3	(4)	17,746
Certificates of deposit	15,796	—	—	15,796
Asset-backed securities	13,077	—	(2)	13,075
Commercial paper	9,473	—	—	9,473
Total securities available for sale	$150,264	$116	$(576)	$149,804

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed senior securities related to Company-sponsored securitizations (1)	$36,953	$73	$(6)	$37,020
Certificates of deposit	24,758	—	—	24,758
Corporate debt securities	16,268	1	(11)	16,258
Asset-backed securities	14,843	1	(1)	14,843
Commercial paper	14,665	—	—	14,665
Asset-backed subordinated residual certificates related to Company-sponsored securitizations and CLUB Certificate transactions (1)	10,058	11	(40)	10,029
Total securities available for sale	$117,545	$86	$(58)	$117,573

(1)
As of June 30, 2018 and December 31, 2017, approximately $92.0 million and $45.3 million, respectively, of the asset-backed securities related to Company-sponsored securitizations and CLUB Certificate transactions at fair value are subject to restrictions on transfer pursuant to the Company's obligations as a “sponsor” under the U.S. Risk Retention Rules (as more fully described in “Part II. Other Information – Item 1A. Risk Factors – Risk retention rules and recent developments in our business may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results” in the Company’s Annual Report on Form 10-K).

The senior securities and the subordinated residual certificates related to Company-sponsored securitization transactions and the retained portion of any CLUB Certificates are accounted for as securities available for sale, as described in “Note 7. Securitizations and Variable Interest Entities.” The senior securities are valued using prices obtained from third-party pricing services (Level 2 of the fair value hierarchy), as described in the Company’s Annual Report on Form 10-K (“Note 2. Summary of Significant Accounting Policies”). The subordinated residual certificates and retained portions of the CLUB Certificates are valued using discounted cash flow models that incorporate contractual payment terms and estimated discount rates, credit losses, and prepayment rates (Level 3 of the fair value hierarchy).

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of securities available for sale with unrealized losses as of June 30, 2018 and December 31, 2017, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Company-sponsored securitizations and CLUB Certificate transactions	$75,235	$(570)	$—	$—	$75,235	$(570)
Corporate debt securities	10,101	(4)	—	—	10,101	(4)
Asset-backed securities	3,673	(2)	—	—	3,673	(2)
Total securities with unrealized losses (1)	$89,009	$(576)	$—	$—	$89,009	$(576)

	Less than 12 months		12 months or longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Company-sponsored securitizations and CLUB Certificate transactions	$26,534	$(46)	$—	$—	$26,534	$(46)
Corporate debt securities	14,368	(11)	—	—	14,368	(11)
Asset-backed securities	4,401	(1)	—	—	4,401	(1)
Total securities with unrealized losses (1)	$45,303	$(58)	$—	$—	$45,303	$(58)

(1)	The number of investment positions with unrealized losses at June 30, 2018 and December 31, 2017 totaled 43 and 24, respectively.

During the second quarter and first half of 2018, the Company recognized $0.8 million and $2.1 million, respectively, in other-than-temporary impairment charges on its subordinated residual certificates held as a result of its Company-sponsored securitizations and on the retained portions of any CLUB Certificates. There were no credit losses recognized into earnings for other-than-temporarily impaired securities held by the Company during the second quarter and first half of 2018 for which a portion of the impairment was previously recognized in other comprehensive income. During the second quarter and first half of 2017, the Company recognized no other-than-temporary impairment charges.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of securities available for sale at June 30, 2018, were as follows:

	Within 1 year	After 1 year through 5 years	Total
Corporate debt securities	$17,746	$—	$17,746
Certificates of deposit	$15,796	$—	$15,796
Asset-backed securities	10,075	3,000	13,075
Commercial paper	9,473	—	9,473
Fair value	$53,090	$3,000	$56,090
Asset-backed securities related to Company-sponsored securitizations and CLUB Certificate transactions			93,714
Total fair value	$53,090	$3,000	$149,804
Total amortized cost	$53,093	$3,000	$150,264

During the second quarter and first half of 2018, the Company and the Company’s Consumer Loan Underlying Bond Depositor LLC (Depositor) sold $496.6 million and $937.2 million, respectively, in asset-backed securities related to Company-sponsored securitizations and CLUB Certificate transactions. During the second quarter and first half of 2017, the Company sold $265.4 million in asset-backed securities related to the Company’s sponsored securitization transaction. There were no realized gains or losses related to such sales. For further information, see “Note 7. Securitizations and Variable Interest Entities.” Proceeds from other sales of securities available for sale during both the second quarter and first half of 2018 were $0.5 million resulting in an immaterial loss. There were no other sales of securities available for sale during the first half of 2017.

6. Loans Held For Investment, Loans Held For Sale, Notes, Certificates and Secured Borrowings and Loan Servicing Rights

Loans Held For Investment, Notes, Certificates and Secured Borrowings

The Company sells loans and issues notes and the Trust issues certificates as a means to allow investors to invest in the corresponding loans. At June 30, 2018 and December 31, 2017, loans held for investment, notes, certificates and secured borrowings measured at fair value on a recurring basis were as follows:

	Loans Held For Investment		Notes, Certificates and Secured Borrowings
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Aggregate principal balance outstanding	$2,538,256	$3,141,391	$2,553,926	$3,161,080
Net fair value adjustments	(179,627)	(209,066)	(176,846)	(206,312)
Fair value	$2,358,629	$2,932,325	$2,377,080	$2,954,768

At June 30, 2018, $142.8 million of the aggregate principal balance outstanding and a fair value of $134.0 million included in “Loans held for investment” were pledged as collateral for secured borrowings. At December 31, 2017, $242.7 million of the aggregate principal balance outstanding and a fair value of $228.1 million included in “Loans held for investment” were pledged as collateral for secured borrowings. See “Note 14. Secured Borrowings” for additional information.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Invested in by the Company

At June 30, 2018 and December 31, 2017, loans invested in by the Company for which there were no associated notes, certificates or secured borrowings were as follows:

	Loans Invested in by the Company
	Loans Held For Investment		Loans Held For Sale		Total
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Aggregate principal balance outstanding	$10,761	$371,379	$535,910	$242,273	$546,671	$613,652
Net fair value adjustments	(1,140)	(10,149)	(20,603)	(6,448)	(21,743)	(16,597)
Fair value	$9,621	$361,230	$515,307	$235,825	$524,928	$597,055

The net fair value adjustments of $(21.7) million and $(16.6) million represent net unrealized losses recorded in earnings on loans invested in by the Company at June 30, 2018 and December 31, 2017, respectively. Total fair value adjustments recorded in earnings on loans invested in by the Company of $(26.5) million and $(55.0) million during the second quarter and first half of 2018, respectively, include net realized losses and changes in net unrealized losses. Net interest income earned on loans invested in by the Company during the second quarter and first half of 2018 was $24.3 million and $49.5 million, respectively.

The Company used its own capital to purchase $1.2 billion in loans during the second quarter of 2018 and sold $1.2 billion in loans during the second quarter of 2018, of which $842.9 million was securitized or contributed to CLUB Certificates ($316.1 million relates to the deconsolidation of a self-sponsored securitization trust)
and $339.7 million was sold to whole loan investors. The aggregate principal balance outstanding of loans invested in by the Company was $546.7 million at June 30, 2018, of which $535.9 million was held for sale primarily for future anticipated securitization and CLUB Certificate initiatives, and sales to whole loan investors. See “Note 8. Fair Value of Assets and Liabilities” for a fair value rollforward of loans invested in by the Company for the second quarters and first halves of 2018 and 2017.

At June 30, 2018 and December 31, 2017, $0 and $359.4 million of the aggregate principal balance outstanding included in “Loans held for investment by the Company at fair value” was pledged as collateral for payables to securitization note and residual certificate holders, respectively. Additionally, at June 30, 2018 and December 31, 2017, $403.3 million and $62.1 million of the aggregate principal balance outstanding included in “Loans held for sale by the Company at fair value” was pledged as collateral for the Company’s warehouse credit facilities, respectively. See “Note 13. Debt” for additional information related to these debt obligations.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans that were 90 days or more past due (including non-accrual loans) were as follows:

	June 30, 2018	December 31, 2017
	> 90 days past due and non-accrual loans (1)	> 90 days past due	Non-accrual loans (1)
Loans held for investment and loans held for sale:
Outstanding principal balance	$23,622	$36,588	$3,289
Net fair value adjustments	(19,368)	(30,071)	(2,675)
Fair value	$4,254	$6,517	$614
Number of loans (not in thousands)	2,445	3,779	591

Loans invested in by the Company:
Outstanding principal balance	$1,355	$1,015	$122
Net fair value adjustments	(1,151)	(861)	(107)
Fair value	$204	$154	$15
Number of loans (not in thousands)	236	257	34

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

Loan Servicing Rights

Loans underlying loan servicing rights had a total outstanding principal balance of $9.5 billion and $8.2 billion as of June 30, 2018 and December 31, 2017, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

7. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The Company has segregated its involvement with VIEs between consolidated VIEs and unconsolidated VIEs. The following tables provide the classifications of assets and liabilities on the Company’s Condensed Consolidated Balance Sheets for its transactions with VIEs at June 30, 2018 and December 31, 2017:

June 30, 2018	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Cash and cash equivalents	$29,479	$—	$29,479
Restricted cash	37,311	—	37,311
Securities available for sale at fair value	—	93,714	93,714
Loans held for investment at fair value	893,282	—	893,282
Loans held for sale by Company at fair value	389,491	—	389,491
Accrued interest receivable	11,941	939	12,880
Other assets	2,936	22,773	25,709
Total assets	$1,364,440	$117,426	$1,481,866
Liabilities
Accrued interest payable	$9,806	$—	$9,806
Accrued expenses and other liabilities	1,227	—	1,227
Notes, certificates and secured borrowings at fair value	899,250	—	899,250
Payable to credit facilities	249,232	—	249,232
Total liabilities	1,159,515	—	1,159,515
Total net assets	$204,925	$117,426	$322,351

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2017	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$34,370	$—	$34,370
Securities available for sale at fair value	—	47,049	47,049
Loans held for investment at fair value	1,202,260	—	1,202,260
Loans held for investment by the Company at fair value	350,699	—	350,699
Loans held for sale by Company at fair value	60,812	—	60,812
Accrued interest receivable	15,602	407	16,009
Other assets	6,324	15,779	22,103
Total assets	$1,670,067	$63,235	$1,733,302
Liabilities
Accrued interest payable	$14,789	$—	$14,789
Accrued expenses and other liabilities	52	300	352
Notes, certificates and secured borrowings at fair value	1,210,349	—	1,210,349
Payable to securitization note and residual certificate holders	312,123	—	312,123
Payable to revolving credit facilities	32,100	—	32,100
Total liabilities	1,569,413	300	1,569,713
Total net assets	$100,654	$62,935	$163,589

Consolidated VIEs

The Company consolidates VIEs when it is deemed to be the primary beneficiary. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity. A consolidation analysis can generally be performed qualitatively, however if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. See “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report on Form 10-K for additional information.

LC Trust I Certificates

The Company established the Trust for the purpose of acquiring and holding loans for the sole benefit of certain investors that have purchased trust certificates issued by the Trust. The Company consolidates the Trust, including the certificates issued by the Trust, because the Company has determined that it is the primary beneficiary of the Trust based on (i) its power to direct the activities that most significantly impact the economic outcomes of the Trust through involvement in the design and ongoing activities and (ii) its significant variable interest held in the Trust. The Company is obligated to ensure that the Trust meets minimum capital requirements with respect to funding the administrative activities and maintaining the operations of the Trust.

Consolidated Securitizations

The Company previously consolidated a self-sponsored securitization trust because the Company was the primary beneficiary based on its power to direct the activities that most significantly impact the trust’s economic

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

performance through its role as servicer and holding significant variable interests in the trust through retained residual certificates. Because the Company consolidated the securitization trust, no gain or loss on sale of loans was recognized from the securitization transaction. In May 2018, the Company sold a portion of the residual certificates and no longer holds a significant variable interest in the securitization trust. As the result, the Company deconsolidated the securitization trust and recognized a $1.8 million gain on deconsolidation, which was recorded in “Gain on sales of loans” in the Company’s Condensed Consolidated Statements of Operations during the second quarter of 2018. The Company retained 5% of the beneficial interests issued by the securitization trust, which are classified as available for sale securities. Additionally, the Company’s continued involvement includes loan servicing responsibilities for which it receives servicing fees over the life of the underlying loans.

CLUB Certificates

In May 2018, the Company acquired two previously sold CLUB Certificates, and as a result consolidated the two trusts because the Company became the primary beneficiary based on its power to direct the activities that most significantly impact the economic outcomes through its role as servicer and its significant variable interests through holding 100% of the issued CLUB Certificates. The Company recognized a $0.5 million loss on consolidation, primarily due to the derecognition of the related servicing asset. The loss on derecognition of the servicing asset was recorded in “Investor fees” in the Company’s Condensed Consolidated Statement of Operations during the second quarter of 2018. The Company redeemed the CLUB Certificates, received the underlying loans, and dissolved the two trusts prior to the end of the second quarter of 2018.

Warehouse Credit Facilities

The Company established warehouse credit facilities (deemed to be VIEs) for the purpose of purchasing loans from LendingClub. The Company consolidates the VIEs as it is the primary beneficiary based on its power to direct the activities that most significantly impact the economic outcomes of the VIEs through involvement in the design and ongoing activities and significant variable interests held in the VIEs.

The following table presents a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs at June 30, 2018 and December 31, 2017:

June 30, 2018	Assets	Liabilities	Net Assets
Trust Certificates	$913,387	$(909,215)	$4,172
Warehouse Credit Facilities	451,053	(250,300)	200,753
Total consolidated VIEs	$1,364,440	$(1,159,515)	$204,925

December 31, 2017	Assets	Liabilities	Net Assets
Trust Certificates	$1,226,957	$(1,224,473)	$2,484
Securitizations	375,607	(312,832)	62,775
Warehouse Credit Facility	67,503	(32,108)	35,395
Total consolidated VIEs	$1,670,067	$(1,569,413)	$100,654

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The creditors of the VIEs above have no recourse to the general credit of the Company as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets.

Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs include securitizations of unsecured personal whole loans, CLUB Certificate transactions, and sales of whole loans to VIEs. The Company has various forms of involvement with VIEs, including servicing of loans and holding senior or subordinated interests. The Company considers continued involvement in an unconsolidated VIE insignificant if it is the sponsor and servicer but does not hold other significant variable interests. In these instances, the Company’s involvement with the VIE is in the role as an agent and without significant participation in the economics of the VIE. In connection with these securitizations, as well as our whole loan and CLUB Certificate transactions, we made certain customary representations, warranties and covenants. See “Part II - Item 8 -Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies” in the Annual Report on Form 10-K for additional information.

Unconsolidated Securitizations

The Company sponsors securitizations of unsecured personal whole loans through issuances of asset-backed securities, which are collateralized by loans that are contributed by the Company and third parties. In connection with these securitizations, the Company established VIEs to purchase the loans from the Company and third-party whole loan investors and simultaneously transferred the loans to a securitization trust with the transfer accounted for as a sale of financial assets. The assets are transferred into a trust such that the assets are legally isolated from the creditors of the Company and are not available to satisfy its obligations. These assets can only be used to settle obligations of the underlying securitization trusts.

The Company enters into separate servicing agreements with the VIEs and holds 5% of the beneficial interests issued by the VIEs to comply with regulatory risk retention rules. In the case of certain securitization transactions, the Company has also agreed to repurchase or substitute loans for which a borrower fails to make the first payment due under a loan. The Company has determined that the variable interests it holds with respect to the securitizations are not significant to the VIE, and as such, the Company is not the primary beneficiary. The senior securities and subordinated residual certificates retained by the company are accounted for as securities available for sale.

CLUB Certificates

The Company sponsors the sale of unsecured personal whole loans through issuance of pass-through securities called CLUB Certificates, which are collateralized by loans transferred to a VIE. In the fourth quarter of 2017, the Company introduced the CLUB Certificate, which is an instrument that trades in the over-the-counter market with a CUSIP. The CLUB Certificate transaction typically involves the transfer of unsecured personal whole loans to a trust with the transfer accounted for as a sale. In addition, the Company enters into a servicing agreement with each applicable trust and holds 5% of the beneficial interests issued by the trust to comply with regulatory risk retention rules. The Company has determined that the variable interests it holds with respect to CLUB Certificates are not significant to the VIE and as such, the Company is not the primary beneficiary. The CLUB Certificates retained by the Company are accounted for as securities available for sale. Additionally, the Company’s continued involvement includes loan servicing responsibilities for which it receives servicing fees over the life of the underlying loans.

Investment Fund

The Company has an equity investment in a holding company (Investment Fund) that participates in a family of funds with other unrelated third parties that purchases loans and interest in loans from the Company. As of June 30,

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

2018, the Company had an ownership interest of approximately 24% in the Investment Fund. The Company’s investment is deemed to be a variable interest in the Investment Fund because the Company shares in the expected returns and losses of the Investment Fund. However, the Company is not the primary beneficiary of the Investment Fund because the Company does not have the power to direct the activities that most significantly affect the Investment Fund’s economic performance. As a result, the Company does not consolidate the operations of the Investment Fund in its condensed consolidated financial statements. At June 30, 2018, the Company’s investment was $8.5 million, which is recognized in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

The following tables summarize unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary at June 30, 2018 and December 31, 2017:

June 30, 2018		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Net Assets
Securitizations	$1,538,229	$77,751	$828	$11,500	$—	$90,079
CLUB Certificates	321,077	15,963	111	2,784	—	18,858
Investment Fund	35,901	—	—	8,489	—	8,489
Total unconsolidated VIEs	$1,895,207	$93,714	$939	$22,773	$—	$117,426

June 30, 2018	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Total Exposure
Securitizations	$77,751	$828	$11,500	$—	$90,079
CLUB Certificates	15,963	111	2,784	—	18,858
Investment Fund	—	—	8,489	—	8,489
Total unconsolidated VIEs	$93,714	$939	$22,773	$—	$117,426

December 31, 2017		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Net Assets
Securitizations	$863,589	$45,256	$391	$5,446	$(300)	$50,793
CLUB Certificates	36,833	1,793	16	315	—	2,124
Investment Fund	40,494	—	—	10,018	—	10,018
Total unconsolidated VIEs	$940,916	$47,049	$407	$15,779	$(300)	$62,935

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

The following tables summarize activity related to the unconsolidated personal whole loan securitizations and personal whole loan CLUB Certificates with the transfers accounted for as a sale on the Company’s condensed consolidated financial statements for the second quarters and first halves of 2018 and 2017:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Personal Whole Loan Securitizations	Personal Whole Loan CLUB Certificates	Personal Whole Loan Securitizations
Principal derecognized from loans securitized or sold	$646,242	$196,670	$336,658
Net gains (losses) recognized from loans securitized or sold	$2,412	$1,580	$1,739
Fair value of senior securities and subordinated certificates retained upon settlement (1)	$32,291	$9,724	$17,536
Cash proceeds from loans securitized or sold	$307,094	$185,966	$260,829
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$3,143	$572	$70
Cash proceeds for interest received on senior securities and subordinated certificates	$1,006	$329	$—

(1)
For personal whole loan securitizations, the Company retained senior securities of $28.7 million and $14.0 million for the second quarters of 2018 and 2017, respectively, and subordinated certificates of $3.6 million for both the second quarters of 2018 and 2017.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Personal Whole Loan Securitizations	Personal Whole Loan CLUB Certificates	Personal Whole Loan Securitizations
Principal derecognized from loans securitized or sold	$1,001,490	$358,545	$336,658
Net gains (losses) recognized from loans securitized or sold	$5,509	$3,037	$1,739
Fair value of senior securities and subordinated certificates retained upon settlement (1)	$50,784	$17,826	$17,536
Cash proceeds from loans securitized or sold	$590,366	$340,805	$260,829
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$5,493	$707	$70
Cash proceeds for interest received on senior securities and subordinated certificates	$1,302	$411	$—

(1)
For personal whole loan securitizations, the Company retained senior securities of $43.8 million and $14.0 million and subordinated certificates of $7.0 million and $3.6 million, for the first halves of 2018 and 2017, respectively.

Off-Balance Sheet Loans

Off-balance sheet loans primarily relate to Company-sponsored securitization transactions and CLUB Certificate transactions for which the Company has some form of continuing involvement, including as servicer. Delinquent loans are comprised of loans 31 days or more past due, including non-accrual loans. For loans securitized or in a CLUB Certificate, where servicing is the only form of continuing involvement, the Company would only experience a loss if it was required to repurchase a delinquent loan due to a breach in representations and warranties associated with our loan sale or servicing contracts.

As of June 30, 2018, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to Company-sponsored securitization transactions and CLUB Certificate transactions was $1.9 billion, of which $54.5 million was 31 days or more past due. As of December 31, 2017, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to Company-sponsored securitization transactions and CLUB Certificate transactions was $900.4 million, of which $26.5 million was 31 days or more past due.

Retained Interests from Unconsolidated VIEs

The Company and other investors in the beneficial interests have rights to cash flows after the investors holding the senior securities issued by the securitization trusts have first received their contractual cash flows. The investors and the securitization trusts have no direct recourse to the Company’s assets, and holders of the securities issued by the securitization trusts can look only to the assets of the securitization trusts that issued their securities for payment. The beneficial interests held by the Company and the Company’s MOA are subject principally to the credit and prepayment risk stemming from the underlying unsecured personal whole loans. Additionally, the Company holds 5% of each issuance of CLUB Certificates to comply with regulatory risk retention rules. Accordingly, the Company has exposure to the loans underlying this pass-through security.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables provide adverse changes to the fair value sensitivity of the senior securities, subordinated residual certificates and CLUB Certificates to changes in key assumptions at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Asset-Backed Securities Related to Company-Sponsored Securitizations and CLUB Certificate Transactions
	Senior Securities	Subordinated Residual Certificates	CLUB Certificates
Fair value of interests held	$64,987	$12,764	$15,963
Expected weighted-average life (in years)	0.9	1.6	1.2
Discount rates
100 basis point increase	$(667)	$(172)	$(228)
200 basis point increase	$(1,318)	$(338)	$(449)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(1,741)	$(311)
20% adverse change	$—	$(3,466)	$(615)
Expected prepayment rates
10% adverse change	$—	$(629)	$(105)
20% adverse change	$—	$(1,247)	$(205)

	December 31, 2017
	Asset-Backed Securities Related to Company-Sponsored Securitizations and CLUB Certificate Transactions
	Senior Securities	Subordinated Residual Certificates	CLUB Certificates
Fair value of interests held	$37,020	$8,236	$1,793
Expected weighted-average life (in years)	1.0	1.5	1.4
Discount rates
100 basis point increase	$(326)	$(105)	$(41)
200 basis point increase	$(644)	$(208)	$(76)
Expected credit loss rates on underlying loans
10% adverse change	$(1)	$(1,060)	$(15)
20% adverse change	$(2)	$(2,118)	$(25)
Expected prepayment rates
10% adverse change	$(1)	$(265)	$(21)
20% adverse change	$(3)	$(513)	$(42)

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value at June 30, 2018 and December 31, 2017:

June 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$2,358,629	$2,358,629
Loans held for investment by the Company	—	—	9,621	9,621
Loans held for sale by the Company	—	—	515,307	515,307
Securities available for sale:
Asset-backed senior securities related to Company-sponsored securitizations	—	64,987	—	64,987
Asset-backed subordinated residual certificates related to Company-sponsored securitizations and CLUB Certificate transactions	—	—	28,727	28,727
Corporate debt securities	—	17,746	—	17,746
Certificates of deposit	—	15,796	—	15,796
Asset-backed securities	—	13,075	—	13,075
Commercial paper	—	9,473	—	9,473
Total securities available for sale	—	121,077	28,727	149,804
Servicing assets	—	—	50,984	50,984
Total assets	$—	$121,077	$2,963,268	$3,084,345

Liabilities:
Notes, certificates and secured borrowings	$—	$—	$2,377,080	$2,377,080
Servicing liabilities	—	—	276	276
Loan trailing fee liability	—	—	9,388	9,388
Total liabilities	$—	$—	$2,386,744	$2,386,744

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

The Company has elected the fair value option for notes, certificates, and secured borrowings, payable to securitization residual certificate holders, and loan trailing fee liability. Beginning January 1, 2018, changes in the fair value of these financial liabilities caused by a change in the Company’s risk are reported in other comprehensive income (OCI). For the second quarter and first half of 2018, the amount reported in OCI is zero because these financial liabilities are either payable only upon receipt of cash flows from underlying loans or secured by cash collateral. See “Adoption of New Accounting Standards” in “Note 2. Summary of Significant Accounting Policies” for further discussion.

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans held for investment and related notes, certificates, and secured borrowings, loans held for sale, loan servicing rights, asset-backed securities related to consolidated VIEs, and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

value that were attributable to observable and unobservable inputs, respectively. The Company did not transfer any assets or liabilities in or out of Level 3 during the first half of 2018 or the year ended December 31, 2017.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Unobservable Inputs

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect our best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings (1)			Asset-Backed Securities Related to Consolidated VIE
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	3.6%	16.6%	9.7%	3.2%	15.0%	7.4%
Net cumulative expected loss rates (2)(4)	0.4%	40.9%	13.7%	6.6%	42.6%	16.2%
Cumulative expected prepayment rates (2)(4)	11.3%	49.1%	31.3%	24.8%	34.0%	30.0%

	June 30, 2018
	Servicing Assets/Liabilities			Loan Trailing Fee Liability
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	4.1%	15.4%	9.3%	4.1%	15.4%	9.7%
Net cumulative expected loss rates (2)	0.4%	40.9%	12.2%	0.8%	40.9%	13.2%
Cumulative expected prepayment rates (2)	11.3%	49.1%	32.0%	11.3%	49.1%	31.9%
Total market servicing rates (% per annum on outstanding principal balance) (3)	0.66%	0.66%	0.66%	N/A	N/A	N/A

	December 31, 2017
	Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings (1)			Asset-Backed Securities Related to Consolidated VIE
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	1.7%	17.2%	8.5%	5.8%	15.0%	9.5%
Net cumulative expected loss rates (2) (4)	0.4%	41.8%	13.8%	10.9%	37.2%	19.7%
Cumulative expected prepayment rates (2) (4)	11.3%	51.0%	31.6%	28.3%	33.7%	30.5%

	December 31, 2017
	Servicing Assets/Liabilities			Loan Trailing Fee Liability
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	1.9%	17.1%	8.8%	1.9%	17.1%	8.9%
Net cumulative expected loss rates (2)	0.4%	41.8%	12.4%	0.8%	41.8%	13.2%
Cumulative expected prepayment rates (2)	11.3%	51.0%	31.7%	11.3%	51.0%	31.4%
Total market servicing rates (% per annum on outstanding principal balance) (3)	0.66%	0.90%	0.66%	N/A	N/A	N/A
N/A Not applicable

(1)	Loans held for investment and loans held for sale include loans invested in by the Company.

(2)	Expressed as a percentage of the original principal balance of the loan, note or certificate, except for asset-backed securities.

(3)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

(4)	For asset-backed securities, expressed as a percentage of the outstanding collateral balance.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

At June 30, 2018 and December 31, 2017, the discounted cash flow methodology used to estimate the note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. As demonstrated by the following tables, the fair value adjustments for loans held for investment and loans held for sale were largely offset by the fair value adjustments of the notes, certificates and secured borrowings due to the payment dependent design of the notes, certificates and secured borrowings and because the principal balances of the loans were close to the combined principal balances of the notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present additional information about Level 3 loans held for investment, loans held for sale, and notes, certificates and secured borrowings measured at fair value on a recurring basis for the second quarters and first halves of 2018 and 2017:

	Loans Held For Investment			Loans Held For Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2018	$2,829,765	$(194,352)	$2,635,413	$—	$—	$—	$2,847,040	$(191,623)	$2,655,417
Purchases	246,450	—	246,450	810,558	(1,546)	809,012	—	—	—
Transfers (to) from loans held for investment (from) to loans held for sale	(1,181)	(22,152)	(23,333)	1,181	22,152	23,333	—	—	—
Issuances	—	—	—	—	—	—	246,517	—	246,517
Sales	—	—	—	(811,739)	773	(810,966)	—	—	—
Principal payments and retirements	(452,718)	—	(452,718)	—	—	—	(455,571)	86	(455,485)
Charge-offs	(84,060)	84,060	—	—	—	—	(84,060)	84,060	—
Recoveries	—	(14,621)	(14,621)	—	—	—	—	(14,621)	(14,621)
Change in fair value recorded in earnings	—	(32,562)	(32,562)	—	(21,379)	(21,379)	—	(54,748)	(54,748)
Balance at June 30, 2018	$2,538,256	$(179,627)	$2,358,629	$—	$—	$—	$2,553,926	$(176,846)	$2,377,080

	Loans Held For Investment			Loans Held For Sale			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2017	$4,295,328	$(283,945)	$4,011,383	$—	$—	$—	$4,318,302	$(283,945)	$4,034,357
Purchases	472,630	1	472,631	1,544,595	6,424	1,551,019	—	—	—
Issuances	—	—	—	—	—	—	472,681	—	472,681
Sales	—	—	—	(1,544,595)	(6,424)	(1,551,019)	—	—	—
Principal payments and retirements	(623,966)	—	(623,966)	—	—	—	(619,889)	—	(619,889)
Charge-offs	(122,376)	122,376	—	—	—	—	(122,377)	122,377	—
Recoveries	—	(11,703)	(11,703)	—	—	—	—	(11,703)	(11,703)
Change in fair value recorded in earnings	—	(69,864)	(69,864)	—	—	—	—	(69,864)	(69,864)
Balance at June 30, 2017	$4,021,616	$(243,135)	$3,778,481	$—	$—	$—	$4,048,717	$(243,135)	$3,805,582

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans Held For Investment			Loans Held For Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2017	$3,141,391	$(209,066)	$2,932,325	$—	$—	$—	$3,161,080	$(206,312)	$2,954,768
Purchases	538,564	9	538,573	1,943,835	(3,318)	1,940,517	—	—	—
Transfers (to) from loans held for investment (from) to loans held for sale	(1,181)	(22,152)	(23,333)	1,181	22,152	23,333	—	—	—
Issuances	—	—	—	—	—	—	538,978	—	538,978
Sales	—	—	—	(1,945,016)	1,608	(1,943,408)	—	—	—
Principal payments and retirements	(953,667)	—	(953,667)	—	—	—	(959,281)	94	(959,187)
Charge-offs	(186,851)	186,851	—	—	—	—	(186,851)	186,851	—
Recoveries	—	(32,080)	(32,080)	—	—	—	—	(32,080)	(32,080)
Change in fair value recorded in earnings	—	(103,189)	(103,189)	—	(20,442)	(20,442)	—	(125,399)	(125,399)
Balance at June 30, 2018	$2,538,256	$(179,627)	$2,358,629	$—	$—	$—	$2,553,926	$(176,846)	$2,377,080

	Loans Held For Investment			Loans Held For Sale			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2016	$4,547,138	$(252,017)	$4,295,121	$—	$—	$—	$4,572,912	$(252,017)	$4,320,895
Purchases	995,865	3	995,868	2,714,802	6,424	2,721,226	—	—	—
Issuances	—	—	—	—	—	—	995,986	—	995,986
Sales	—	—	—	(2,714,802)	(6,424)	(2,721,226)	—	—	—
Principal payments and retirements	(1,262,201)	—	(1,262,201)	—	—	—	(1,260,994)	2	(1,260,992)
Charge-offs	(259,186)	259,186	—	—	—	—	(259,187)	259,187	—
Recoveries	—	(22,493)	(22,493)	—	—	—	—	(22,493)	(22,493)
Change in fair value recorded in earnings	—	(227,814)	(227,814)	—	—	—	—	(227,814)	(227,814)
Balance at June 30, 2017	$4,021,616	$(243,135)	$3,778,481	$—	$—	$—	$4,048,717	$(243,135)	$3,805,582

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present additional information about Level 3 loans invested in by the Company measured at fair value on a recurring basis for the second quarters and first halves of 2018 and 2017:

	Loans Held For Investment by the Company			Loans Held For Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2018	$339,615	$(22,157)	$317,458	$258,477	$(10,133)	$248,344	$598,092	$(32,290)	$565,802
Purchases	1,665	(269)	1,396	1,191,406	(1,852)	1,189,554	1,193,071	(2,121)	1,190,950
Transfers (to) from loans held for investment (from) to loans held for sale	(316,445)	22,152	(294,293)	316,445	(22,152)	294,293	—	—	—
Sales	—	—	—	(1,182,533)	34,831	(1,147,702)	(1,182,533)	34,831	(1,147,702)
Principal payments and retirements	(12,120)	—	(12,120)	(45,281)	—	(45,281)	(57,401)	—	(57,401)
Charge-offs	(1,954)	1,954	—	(2,604)	2,604	—	(4,558)	4,558	—
Recoveries	—	(168)	(168)	—	(12)	(12)	—	(180)	(180)
Change in fair value recorded in earnings	—	(2,652)	(2,652)	—	(23,889)	(23,889)	—	(26,541)	(26,541)
Balance at June 30, 2018	$10,761	$(1,140)	$9,621	$535,910	$(20,603)	$515,307	$546,671	$(21,743)	$524,928

	Loans Held For Investment by the Company			Loans Held For Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2017	$16,924	$(1,552)	$15,372	$9,724	$(315)	$9,409	$26,648	$(1,867)	$24,781
Purchases	5,620	(2)	5,618	177,660	—	177,660	183,280	(2)	183,278
Sales	—	—	—	(142,355)	737	(141,618)	(142,355)	737	(141,618)
Principal payments and retirements	(1,778)	—	(1,778)	(7,541)	—	(7,541)	(9,319)	—	(9,319)
Charge-offs	(832)	832	—	(201)	201	—	(1,033)	1,033	—
Recoveries	—	(102)	(102)	—	—	—	—	(102)	(102)
Change in fair value recorded in earnings	—	(592)	(592)	—	(1,579)	(1,579)	—	(2,171)	(2,171)
Balance at June 30, 2017	$19,934	$(1,416)	$18,518	$37,287	$(956)	$36,331	$57,221	$(2,372)	$54,849

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans Held For Investment by the Company			Loans Held For Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2017	$371,379	$(10,149)	$361,230	$242,273	$(6,448)	$235,825	$613,652	$(16,597)	$597,055
Purchases	3,161	(429)	2,732	1,983,081	(2,132)	1,980,949	1,986,242	(2,561)	1,983,681
Transfers (to) from loans held for investment (from) to loans held for sale	(316,339)	22,152	(294,187)	316,339	(22,152)	294,187	—	—	—
Sales	—	—	—	(1,925,265)	44,879	(1,880,386)	(1,925,265)	44,879	(1,880,386)
Principal payments and retirements	(44,314)	—	(44,314)	(75,699)	—	(75,699)	(120,013)	—	(120,013)
Charge-offs	(3,126)	3,126	—	(4,819)	4,819	—	(7,945)	7,945	—
Recoveries	—	(367)	(367)	—	(24)	(24)	—	(391)	(391)
Change in fair value recorded in earnings	—	(15,473)	(15,473)	—	(39,545)	(39,545)	—	(55,018)	(55,018)
Balance at June 30, 2018	$10,761	$(1,140)	$9,621	$535,910	$(20,603)	$515,307	$546,671	$(21,743)	$524,928

	Loans Held For Investment by the Company			Loans Held For Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2016	$18,515	$(1,652)	$16,863	$9,345	$(297)	$9,048	$27,860	$(1,949)	$25,911
Purchases	6,801	(8)	6,793	183,608	(1)	183,607	190,409	(9)	190,400
Issuances	—	—	—	—	—	—	—	—	—
Sales	—	—	—	(146,584)	894	(145,690)	(146,584)	894	(145,690)
Principal payments and retirements	(3,262)	—	(3,262)	(8,721)	—	(8,721)	(11,983)	—	(11,983)
Charge-offs	(2,120)	2,120	—	(361)	361	—	(2,481)	2,481	—
Recoveries	—	(201)	(201)	—	—	—	—	(201)	(201)
Change in fair value recorded in earnings	—	(1,675)	(1,675)	—	(1,913)	(1,913)	—	(3,588)	(3,588)
Balance at June 30, 2017	$19,934	$(1,416)	$18,518	$37,287	$(956)	$36,331	$57,221	$(2,372)	$54,849

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present additional information about Level 3 Asset-backed subordinated residual certificates related to Company-sponsored securitization and CLUB Certificate transactions measured at fair value on a recurring basis for the second quarters and first halves of 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair value at beginning of period	$20,129	$—	$10,029	$—
Additions	13,297	3,567	24,805	3,567
Redemptions	(2,325)	—	(2,325)
Cash received	(1,114)	—	(1,287)	—
Change in unrealized gain (loss)	(459)	—	(371)	—
Other than temporary impairment	(801)	—	(2,124)	—
Fair value at end of period	$28,727	$3,567	$28,727	$3,567

The following tables present additional information about Level 3 servicing assets and liabilities measured at fair value on a recurring basis for the second quarters and first halves of 2018 and 2017:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$40,884	$475	$22,360	$2,311
Issuances (1)	16,188	—	8,580	39
Change in fair value, included in investor fees	(7,453)	(199)	(5,075)	(639)
Other net changes included in deferred revenue	1,365	—	36	—
Fair value at end of period	$50,984	$276	$25,901	$1,711

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$33,676	$833	$21,398	$2,846
Issuances (1)	28,168	—	13,897	313
Change in fair value, included in investor fees	(13,059)	(557)	(9,122)	(1,448)
Other net changes included in deferred revenue	2,199	—	(272)	—
Fair value at end of period	$50,984	$276	$25,901	$1,711

(1)	Represents the gains or losses on sales of the related loans, recorded in other revenue.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents additional information about Level 3 loan trailing fee liability measured at fair value on a recurring basis for the second quarters and first halves of 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair value at beginning of period	$8,824	$5,814	$8,432	$4,913
Issuances	2,069	1,811	3,844	3,474
Cash payment of loan trailing fee	(1,651)	(998)	(3,205)	(1,824)
Change in fair value, included in origination and servicing	146	161	317	225
Fair value at end of period	$9,388	$6,788	$9,388	$6,788

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Fair valuation adjustments are recorded through earnings related to Level 3 instruments for the second quarters and first halves of 2018 and 2017. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, notes, certificates and secured borrowings, servicing assets and liabilities, and loan trailing fee liability, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The fair value sensitivity of loans invested in by the Company to adverse changes in key assumptions as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Fair value of loans invested in by the Company	$524,928	$597,055
Expected weighted-average life (in years)	1.5	1.5
Discount rates
100 basis point increase	$(6,132)	$(7,449)
200 basis point increase	$(12,121)	$(14,715)
Expected credit loss rates on underlying loans
10% adverse change	$(8,334)	$(10,090)
20% adverse change	$(16,581)	$(18,935)
Expected prepayment rates
10% adverse change	$(2,021)	$(3,548)
20% adverse change	$(3,969)	$(5,894)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company’s selection of the most representative market servicing rates for servicing assets and servicing liabilities is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets and liabilities, calculated using different market servicing rate assumptions as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Weighted-average market servicing rate assumptions	0.66%	0.66%	0.66%	0.66%
Change in fair value from:
Servicing rate increase by 0.10%	$(9,431)	$101	$(7,749)	$233
Servicing rate decrease by 0.10%	$9,437	$(95)	$7,760	$(222)

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value at June 30, 2018 and December 31, 2017:

June 30, 2018	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$434,179	$—	$434,179	$—	$434,179
Restricted cash	221,688	—	221,688	—	221,688
Servicer reserve receivable	1,343	—	1,343	—	1,343
Deposits	860	—	860	—	860
Total assets	$658,070	$—	$658,070	$—	$658,070
Liabilities:
Accrued expenses and other liabilities	$15,633	$—	$—	$15,633	$15,633
Accounts payable	13,840	—	13,840	—	13,840
Payables to investors	111,003	—	111,003	—	111,003
Payable to credit facilities	349,232	—	—	349,232	349,232
Total liabilities	$489,708	$—	$124,843	$364,865	$489,708

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2017	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$401,719	$—	$401,719	$—	$401,719
Restricted cash	242,570	—	242,570	—	242,570
Servicer reserve receivable	13,685	—	13,685	—	13,685
Deposits	855	—	855	—	855
Total assets	$658,829	$—	$658,829	$—	$658,829
Liabilities:
Accrued expenses and other liabilities	$13,856	$—	$—	$13,856	$13,856
Accounts payable	11,151	—	11,151	—	11,151
Payables to investors	143,310	—	143,310	—	143,310
Payable to securitization note holders	310,644	—	310,644	—	310,644
Payable to revolving credit facilities	32,100	—	—	32,100	32,100
Total liabilities	$511,061	$—	$465,105	$45,956	$511,061

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	June 30, 2018	December 31, 2017
Internally developed software (1)	$124,190	$107,370
Leasehold improvements	28,297	26,949
Computer equipment	21,531	20,324
Furniture and fixtures	8,049	7,567
Purchased software	7,974	8,284
Construction in progress	2,925	1,202
Total property, equipment and software	192,966	171,696
Accumulated depreciation and amortization	(82,071)	(69,763)
Total property, equipment and software, net	$110,895	$101,933

(1)	Includes $14.4 million and $10.7 million in development in progress as of June 30, 2018 and December 31, 2017, respectively.
Depreciation and amortization expense on property, equipment and software was $11.2 million and $21.5 million for the second quarter and first half of 2018, respectively. Depreciation and amortization expense on property, equipment and software was $9.8 million and $18.9 million for the second quarter and first half of 2017, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

10. Other Assets

Other assets consist of the following:

	June 30, 2018	December 31, 2017
Loan servicing assets, at fair value	$50,984	$33,676
Prepaid expenses	23,403	23,427
Accounts receivable	10,365	10,005
Other investments	8,739	10,268
Deferred financing costs	3,132	2,952
Receivable from investors	1,889	2,318
Servicer reserve receivable	1,343	13,685
Insurance reimbursements receivable	—	52,119
Other	2,541	7,828
Total other assets	$102,396	$156,278

11. Intangible Assets and Goodwill

Intangible Assets

Intangible assets net of accumulated amortization was $19.9 million and $21.9 million at June 30, 2018 and December 31, 2017, respectively. Amortization expense associated with intangible assets for the second quarter and first half of 2018 was $1.0 million and $2.0 million, respectively. Amortization expense associated with intangible assets for the second quarter and first half of 2017 was $1.1 million and $2.2 million, respectively.

Goodwill

The Company's annual goodwill impairment testing date is April 1. In testing for potential impairment of goodwill, management performed an assessment of the Company's education and patient finance reporting unit (PEF), which is the only reporting unit with goodwill. Upon completion of the annual impairment test, the Company recorded a goodwill impairment expense of $35.6 million, thus reducing goodwill of PEF to $0 as of June 30, 2018. The Company did not record any goodwill impairment expense in the second quarter and first half of 2017.

In the second quarter of 2018, the Company performed its annual impairment test which coincided with a strategic portfolio review. Management reevaluated its long-term strategy and concluded that PEF does not benefit from the Company’s investments in its direct to consumer and investor marketplace model, and is evaluating multiple strategies for the PEF business. The Company has been evaluating the recoverability of the remaining goodwill balance since the impairment of $37.1 million recorded in 2016. During the second quarter of 2018, the Company performed a strategic review of PEF’s current performance and outlook and determined that the capital needed to achieve required growth rates currently exceeds the capital requirements previously estimated. We estimated the fair value of the PEF reporting unit using the discounted cash flow model (DCF model) as it reflects the most relevant assumptions. The assumptions used in the DCF model include weighted-average cost of capital, projected transaction fee revenue based on projected loan origination volumes, projected operating expenses and contribution margin, direct and allocated general and administrative and technology expenses, as well as capital expenditures and income taxes. Estimating the fair value of PEF was a subjective process involving the use of estimates and judgments, particularly related to future cash flows, which are inherently uncertain. Based on the estimated fair

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

value from the DCF model, including information currently available, a full impairment of goodwill for PEF was recorded.

12. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2018	December 31, 2017
Contingent liabilities	$89,601	$129,887
Accrued expenses	36,312	21,317
Accrued compensation	22,516	30,549
Transaction fee refund reserve	16,644	14,528
Deferred rent	15,491	14,734
Loan trailing fee liability, at fair value	9,388	8,432
Deferred revenue	5,443	3,415
Payable to issuing banks	1,071	1,894
Loan servicing liabilities, at fair value	276	833
Other	3,356	2,791
Total accrued expenses and other liabilities	$200,098	$228,380

13. Debt

Revolving and Term Credit Facilities

Warehouse Credit Facilities

The Company’s wholly-owned subsidiaries, Warehouse I, Warehouse II, and Warehouse III (Warehouse Subsidiaries) entered into warehouse credit facilities (Warehouse Facilities) with certain lenders during the fourth quarter of 2017, first quarter of 2018, and second quarter of 2018, respectively. The Warehouse Subsidiaries each entered into a credit agreement and security agreement with a large commercial bank as administrative agent and a national banking association as collateral trustee and paying agent, as further described below.

Warehouse I may borrow up to $250.0 million (Warehouse Facility I) and Warehouse II may borrow up to $200.0 million (Warehouse Facility II), each on a revolving basis. Proceeds under Warehouse Facility I and Warehouse Facility II may be borrowed, repaid and reborrowed until the earliest of October 10, 2019 and March 23, 2020 respectively, or another event that constitutes a “Commitment Termination Date” under the respective credit agreements, at which dates Warehouse I and Warehouse II must repay all outstanding proceeds of the facilities. Proceeds may only be used to purchase certain unsecured personal loans, including related rights and documents, from the Company and to pay fees and expenses related to the applicable facilities.

Warehouse III borrowed $29.6 million on a term loan basis (Warehouse Facility III) maturing June 29, 2021. Proceeds under Warehouse Facility III were used to purchase certain auto refinance loans, including related rights and documents, from the Company and to pay fees and expenses related to the facility. The amount borrowed under Warehouse Facility III amortizes over time through regular principal payments collected from the auto refinance loans. The entire amount of the outstanding debt may be prepaid at any time without penalty.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The creditors of the Warehouse Facilities have no recourse to the general credit of the Company. Borrowings under the Warehouse Facilities bear interest at an annual benchmark rate based on LIBOR plus a spread ranging from 1.85% to 2.75%, or at an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement). Interest is payable monthly. Borrowings may be prepaid without penalty. In addition, Warehouse Facility I and Warehouse Facility II require payment of a monthly unused commitment fee ranging from 0.50% to 1.25% per annum on the average undrawn portion available under such facilities.

The Warehouse Facilities contain certain covenants. As of June 30, 2018, the Company was in compliance with all applicable covenants under the respective credit agreements.

As of June 30, 2018 and December 31, 2017, the Company had $249.2 million and $32.1 million, respectively, in aggregate debt outstanding under the Warehouse Facilities with collateral consisting of aggregate outstanding principal balances of $403.3 million and $62.1 million, respectively, included in “Loans held for sale by the Company at fair value” and restricted cash of $26.3 million and $4.1 million, respectively, included in the Condensed Consolidated Balance Sheets.

Revolving Credit Facility

On December 17, 2015, the Company entered into a credit and guaranty agreement and pledge and security agreement with several lenders for an aggregate $120.0 million secured revolving credit facility (Revolving Facility). In connection with the credit agreement, the Company entered into a pledge and security agreement with a large financial services company, as collateral agent.

Proceeds of loans made under the Revolving Facility may be borrowed, repaid and reborrowed until December 17, 2020. Repayment of any outstanding proceeds are payable on December 17, 2020, but may be prepaid without penalty.

Borrowings under the Revolving Facility bear interest, at the Company’s option, at an annual rate based on LIBOR plus a spread of 1.75% to 2.00%, which is fixed for a Company-selected interest period of one, two, three, six or 12 months, or at an alternative base rate (which is tied to either the prime rate, federal funds effective rate, or the adjusted eurocurrency rate, as defined in the credit agreement). Base rate borrowings may be prepaid at any time without penalty, however pre-payment of LIBOR-based borrowings before the end of the selected interest period may result in the Company incurring expense to compensate the lenders for their funding costs through the end of the interest period. Interest is payable quarterly. Additionally, the Company is required to pay a quarterly commitment fee to the lenders of between 0.25% and 0.375% per annum, depending on the Company’s total net leverage ratio, on the average undrawn portion available under the Revolving Facility.

The Revolving Facility contains certain covenants. As of June 30, 2018, the Company was in compliance with all applicable covenants in the credit and guaranty agreement.

The Company had $100.0 million in debt outstanding under the Revolving Facility as of June 30, 2018. The Company had no debt outstanding under the Revolving Facility as of December 31, 2017.

Payable to Securitization Note and Residual Certificate Holders

On December 6, 2017, the Company consolidated a self-sponsored securitization trust because the Company was the primary beneficiary based on its power to direct the activities that most significantly impact the trust’s economic performance through its role as servicer and holding significant variable interests in the trust through retained

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

residual certificates. As a result, the senior securities and subordinated residual certificates held by third-party investors were classified as debt in the Company’s Consolidated Balance Sheets.

In May 2018, the Company sold a portion of the residual certificate and no longer holds significant variable interest in the securitization trust. As a result, the Company deconsolidated the securitization trust, including the derecognition of the payable to securitization note and residual certificate holders.

14. Secured Borrowings

In October 2017, LCAM initiated the full wind down of six funds by redeeming the certificates issued to the funds and transferring the loan participations underlying the redeemed certificates to third party investors. The loan participation for two of the funds transferred did not meet the definition of participating interests because the Company provided a credit support agreement under which the investor has a recourse to the Company for credit losses in excess of a certain minimum loss coverage hurdle. The transfer of the loan participations in these two funds was accounted for as secured borrowings and the underlying whole loans were not derecognized from the Company’s Condensed Consolidated Balance Sheets. The Company has elected the fair value option for the secured borrowings.

As of June 30, 2018, the fair value of the secured borrowings was $137.6 million secured by aggregate outstanding principal balance of $142.8 million included in “Loans held for investment by the Company at fair value” in the Condensed Consolidated Balance Sheets. As of December 31, 2017, the fair value of the secured borrowings was $232.4 million secured by aggregate outstanding principal balance of $242.7 million included in “Loans held for investment at fair value” in the Condensed Consolidated Balance Sheets. Changes in the fair value of the secured borrowings are partially offset by the associated loan participations, and the net effect is changes in fair value of the credit support agreement through earnings. The fair value of this credit support agreement was $2.8 million as of both June 30, 2018 and December 31, 2017. The fair value of the credit support agreement is equal to the present value of the probability-weighted estimate of expected payments over a range of loss scenarios. See “Note 6. Loans Held For Investment, Loans Held For Sale, Notes, Certificates and Secured Borrowings and Loan Servicing Rights” for additional information.

15. Employee Incentive Plans

The Company’s equity incentive plans provide for granting stock options and restricted stock units (RSUs) to employees, consultants, officers and directors.

Stock-based compensation expense was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$1,988	$4,147	$4,555	$8,492
RSUs	17,373	14,522	32,166	29,156
ESPP	436	394	877	779
Stock issued related to acquisition	—	25	—	159
Total stock-based compensation expense	$19,797	$19,088	$37,598	$38,586

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the Company’s stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales and marketing	$2,023	$1,967	$3,883	$4,266
Origination and servicing	1,102	1,354	2,174	2,770
Engineering and product development	5,464	5,773	10,743	12,361
Other general and administrative	11,208	9,994	20,798	19,189
Total stock-based compensation expense	$19,797	$19,088	$37,598	$38,586

The Company capitalized $2.7 million of stock-based compensation expense associated with developing software for internal use during both the second quarters of 2018 and 2017. The Company capitalized $4.9 million and $5.2 million of stock-based compensation expense associated with developing software for internal use during the first halves of 2018 and 2017, respectively.

Performance-based Restricted Stock Units

During the first quarter of 2018, the Company granted its chief executive officer and chief financial officer performance-based restricted stock units (PBRSUs). PBRSUs are equity awards that may be earned based on achieving certain pre-established performance metrics over a specific performance period. Depending on the achievement of the pre-established performance targets, the PBRSUs issued could range from 0% to 200% of the target amount. PBRSUs granted under the Company’s equity incentive plans generally have a one-year performance period with one-half of the grant vesting over one-year following the completion of the performance period and the remaining one-half vesting over two-years following the completion of the performance period. Over the performance period, the number of PBRSUs that may be earned and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the pre-established performance targets against the performance metrics.

16. Income Taxes

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

17. Commitments and Contingencies

Operating Lease Commitments

Total facilities rental expense for the second quarter and first half of 2018 was $4.3 million and $8.6 million, respectively. Total facilities rental expense for the second quarter and first half of 2017 was $4.0 million and $7.8 million, respectively. Sublease rental income for both the second quarters of 2018 and 2017 was $0.1 million. Sublease rental income for both the first halves of 2018 and 2017 was $0.2 million. Minimum lease payments for the second quarter and first half of 2018 were $3.8 million and $7.8 million, respectively. Minimum lease payments for the second quarter and first half of 2017 were $3.4 million and $7.0 million, respectively. As of June 30, 2018, the Company pledged $0.8 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company’s future minimum payments under non-cancelable operating leases in excess of one year and anticipated sublease income as of June 30, 2018, were as follows:

	Operating Leases	Subleases	Net
2018	$8,612	$(155)	$8,457
2019	16,626	(39)	16,587
2020	17,557	—	17,557
2021	17,844	—	17,844
2022	13,519	—	13,519
Thereafter	32,644	—	32,644
Total	$106,802	$(194)	$106,608

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, which serves as the Company’s primary issuing bank, WebBank retains ownership of the loans it originates that are facilitated through the Company’s lending marketplace for two business days after origination. As part of this arrangement, the Company is committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of June 30, 2018 and December 31, 2017, the Company was committed to purchase loans with an outstanding principal balance of $50.9 million and $54.2 million at par, respectively.

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

As a result of the loan repurchase obligations described above, the Company repurchased $2.0 million and $1.1 million in loans, notes and certificates during the first halves of 2018 and 2017, respectively.

Purchase Commitments

As required by applicable regulations, the Company must make firm offers of credit as a result of pre-approval direct mail it sends out, where the consumers continue to meet the credit worthiness criteria which were used to screen them. If such loans are accepted by the applicants but not otherwise funded by investors on the platform, the Company is required to provide funding for the loans. The Company was not required to purchase any such loans

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

during the first half of 2018. Additionally, loans in the process of being facilitated through the Company’s platform and originated by the Company’s issuing bank partner at June 30, 2018, were substantially funded in July 2018. As of the date of this report, no loans remained without investor commitments and the Company was not required to purchase any of these loans.

In addition, if neither the education and patient finance reporting unit (PEF) nor the Company can arrange for other investors to invest in or purchase loans that PEF facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner (Pool B loans), PEF and the Company are contractually committed to purchase these loans. As of June 30, 2018 and December 31, 2017, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s Condensed Consolidated Balance Sheets. During the first half of 2018, the Company was required to purchase $9.8 million of Pool B loans. Pool B loans are held on the Company’s Condensed Consolidated Balance Sheets and have an outstanding principal balance and fair value of $23.9 million and $21.5 million as of June 30, 2018, respectively, and $20.1 million and $18.2 million as of December 31, 2017, respectively. The Company believes it will be required to purchase additional Pool B loans during 2018 as it seeks to arrange for other investors to invest in or purchase these loans.

Credit Support Agreement

The Company is subject to a credit support agreement with Cirrix Capital (Investment Fund). The credit support agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the Investment Fund’s certificates that are in excess of a specified, aggregate net loss threshold. On April 14, 2017, the credit support agreement was terminated effective December 31, 2016. However, the Company remains subject to the credit support agreement for credit losses on loans underlying the Investment Fund’s certificates that were issued on or prior to December 31, 2016. The Company pledged and restricted cash in the amount of $0.9 million and $2.2 million as of June 30, 2018 and December 31, 2017, respectively, to support this contingent obligation. The Company’s maximum exposure to loss under this credit support agreement was limited to $6.0 million as of June 30, 2018 and December 31, 2017, for which no liability has been accrued as of June 30, 2018 or December 31, 2017.

Legal

The Company is subject to various claims brought in a litigation or regulatory context. The Company has recently settled certain significant class action lawsuits filed in 2016; continues to address and defend against derivative lawsuits, “opt-out” lawsuits, and federal regulatory actions relating to and arising from the internal board review described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Board Review” contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the Board Review); continues to address federal and state regulatory examinations and actions relating to the Company’s business practices and licensing; and is a party to a number of routine litigation matters arising in the ordinary course of business. The majority of these claims and proceedings relate to or arise from alleged state or federal law and regulatory violations, or are alleged commercial disputes and alleged consumer complaints. The Company accrues for costs related to contingencies when a loss from such claims is probable and the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable and the loss can be reasonably estimated, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, the Company does not accrue for a potential litigation loss. In those situations, the Company discloses an estimate of the reasonably possible losses or a range of reasonably possible losses, if such estimates can be made. Except as otherwise specifically noted below, at this time, the Company does not believe that it is possible to estimate the reasonably possible losses or a range of reasonably possible losses related to the matters described below.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Settlement of Class Action Filed In 2016

During the year ended December 31, 2016, several putative class action lawsuits alleging violations of federal securities laws were filed in state and federal courts. These cases were ultimately settled as more fully described below.

Cases were filed in California Superior Court, naming as defendants the Company, current and former directors, certain officers, and the underwriters in the December 2014 initial public offering (the IPO). All of these actions were consolidated into a single action (Consolidated State Court Action), entitled In re LendingClub Corporation Shareholder Litigation, No. CIV537300. Following multiple demurrers, which were granted in part and denied in part, the Plaintiffs filed a Second Amended Consolidated Complaint, which became the operative pleading. In April 2017 the plaintiffs filed their motion for class certification, which the Company opposed. The motion was granted in part in a June 2017 Order. The Court set the trial date for October 2018.

In May 2016, two related putative securities class actions (entitled Evellard v. LendingClub Corporation, et al., No. 16-CV-2627-WHA, and Wertz v. LendingClub Corporation, et al., No. 16-CV-2670-WHA) were filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain of its officers and directors; these matters were subsequently consolidated into a single action. After a motion to dismiss, which was ultimately granted in part and denied in part, the plaintiffs filed an amended complaint and the parties began discovery. In September 2017 the plaintiffs filed their motion for class certification, which the Company opposed. The motion was granted in an October 2017 Order. In that Order, the Court also granted a motion by the plaintiffs in the Consolidated State Court Action to intervene in the federal action.

Following court-ordered mediation in November 2017 and January 2018, the Company agreed to a preliminary settlement in which the Company would pay a total of $125.0 million in exchange for a dismissal of both the federal and state securities class actions with prejudice. Of that amount, $47.75 million will be paid from insurance. The Court issued an order granting preliminary approval of the settlement on March 16, 2018 and set a hearing for final approval of the settlement for July 19, 2018. To satisfy the payment obligations, insurance carriers directly paid $38.2 million to a settlement administrator in March 2018 and an additional $9.6 million in April 2018. The Company paid $14.75 million to the settlement administrator in April 2018 and paid the remaining $62.5 million in July 2018. The Court approved the settlement on July 19, 2018 and these matters will be dismissed with prejudice. Settlement proceeds will be distributed to members of the impacted class.

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

“Opt-Out” Lawsuits

In May 2018, following the preliminary approval of the settlement of the class action lawsuits discussed above, two plaintiffs separately filed actions (Fred Alger Management, Inc. et al v. LendingClub Corporation, et al., No. 3:18-cv-02872-JCS and Valinor Capital Partners, LP et al. v. LendingClub Corporation, et al., No. 3:18-cv-02887-WHO) in the United States District Court for the Northern District of California, naming as defendants the Company and two of its former officers. These plaintiffs formally “opted out” of participation in the settlement of the class action lawsuits to pursue their claims separately. The Company will vigorously defend against the claims made in these lawsuits. Because these lawsuits relate to the matters in the 2016 class action lawsuits, the Company will not have insurance coverage available for costs associated with these “opt-out” lawsuits as the policy limits under available insurance policies have been exhausted.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Derivative Lawsuits

In May 2016 and August 2016, respectively, two putative shareholder derivative actions were filed (Avila v. Laplanche, et al., No. CIV538758 and Dua v. Laplanche, et al., CGC-16-553731) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. Both actions were voluntarily dismissed without prejudice. On December 14, 2016, a new putative shareholder derivative action was filed in the Delaware Court of Chancery (Steinberg, et al. v. Morris, et al., C.A. No. 12984-CB), against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. In addition, on August 18, 2017, another putative shareholder derivative action was filed in the Delaware Court of Chancery (Fink et. al. v. Laplanche, et. al., Case No. 2017-0600). These matters arise from claims that the Board allegedly breached its fiduciary duty by failing to provide adequate oversight over the Company’s practices and procedures, and purports to plead derivative claims under Delaware law and federal securities law. The court ultimately consolidated the cases, selecting the Steinberg plaintiffs as lead plaintiffs, and designating the Steinberg complaint as the operative complaint. On November 6, 2017, a new putative shareholder derivative action was filed in the Northern District of California (Sawyer v. Sanborn, et al., No. 3:17-cv-06447), against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action is based on allegations similar to those in the securities class action litigation, as described above. The plaintiffs in the Steinberg action were permitted to join with the plaintiffs in the Sawyer action for the purposes of settlement. The Court in the Sawyer action concurrently ordered all parties (including the intervening Steinberg plaintiffs) to participate in a mediation in May 2018, but that mediation did not result in a settlement. In July 2018, the Company brought a motion to dismiss the Sawyer matter on the grounds that the action was not filed within the applicable statute of limitations. It is not possible for the Company to predict the outcome of either of these derivative litigation matters.

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

The Company continues cooperating with the DOJ and SEC in their ongoing investigations, including with respect to the potential settlement of these matters. No assurance can be given that settlement with the DOJ or SEC can be reached or as to the timing or outcome of these matters. However, to the extent that the Company continues to incur expenses to defend or respond to these investigations, insurance policy coverage limits under the Company’s 2016 policies have been exhausted, as described above, so that the Company will likely have no insurance available to offset any additional costs.

FTC Lawsuit

In 2016, the Company received a formal request for information from the Federal Trade Commission (the FTC). The FTC commenced an investigation concerning certain of the Company’s policies and practices and related legal compliance.

On April 25, 2018, the FTC filed a lawsuit in the Northern District of California (FTC v. LendingClub Corporation, No. 3:18-cv-02454) alleging causes of action for violations of the FTC Act, including deception in connection with disclosures related to the Company’s origination fees and certainty of loan approval, unfairness in making unauthorized charges to borrowers’ bank accounts and violation of the Gramm-Leach-Bliley Act regarding the Company’s practices in delivering its privacy notice. In June 2018, the Company brought a motion to dismiss the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

complaint, which is currently set for hearing on September 13, 2018. While the Company is not able to predict with certainty the timing, outcome, or consequence of this litigation, it believes that it has been in compliance with all applicable federal and state laws related to this matter and will vigorously defend the lawsuit.

Class Action Lawsuits Following Announcement of FTC Litigation

In April 2018, following the announcement of the FTC’s litigation against the Company, putative shareholder class action litigation was filed against the Company and certain of its current and former officers and directors alleging violations of securities laws in connection with the Company’s description of fees in securities filings. A motion to consolidate the matters and determine a lead plaintiff has been set for November 2018. These lawsuits are in the early stages. The Company denies the allegations and will vigorously defend against the allegations.

Derivative Lawsuit Following FTC Litigation

In July 2018, a putative shareholder derivative action was filed in the Northern District of California (Baron v. Sanborn, et al. No. 3:18-cv-04391), against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action is based on allegations that the individuals breached their fiduciary duties to the Company by permitting the actions alleged in the FTC’s complaint and the description of fees and other practices in the Company’s securities filings.

Regulatory Investigation by the State of Massachusetts

In June 2018, the Company received a civil investigative demand from the office of the Attorney General of the State of Massachusetts relating to the Company’s advertising and disclosure practices with respect to Massachusetts’ consumers. The Company is cooperating with the investigation. This matter is in its early stages and while the Company is not able to predict with certainty the timing, outcome, or consequence of the investigation.

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

Putative Class Actions

In December 2017, a putative class action lawsuit was filed against the Company in the State of Nevada (Moses v. Lending Club, 2:17-cv-03071-JAD-PAL) alleging violations of the federal Fair Credit Reporting Act. The complaint alleges that the Company improperly accessed the credit report of the plaintiff, who had formerly had a loan serviced by the Company. The complaint further alleges, on information and belief, that the Company improperly accessed credit reports of other similarly situated individuals. The lawsuit is in its early stages and the Company

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

denies the allegations of the complaint and will vigorously defend against the allegations, including a motion to stay the class action on the grounds that the plaintiff has waived the right to bring a class action on must individually arbitrate any claim.

Certain Financial Considerations Relating to Litigation and Investigations

The Company had $89.6 million and $129.9 million in accrued contingent liabilities and $0 and $52.1 million in insurance reimbursements receivable associated with the matters discussed above at June 30, 2018 and December 31, 2017, respectively. The decrease in accrued contingent liabilities and insurance reimbursements receivable as of June 30, 2018 compared to December 31, 2017 was primarily a result of insurance reimbursement payments of $47.75 million made by insurance carriers and payments of $14.75 million made by the Company to the plaintiffs in the first half of 2018 in the class action litigation settlement described above, partially offset by $25.8 million in accrued contingent liabilities in the first half of 2018 related to ongoing governmental and regulatory investigations and ongoing litigation related to legacy matters. Class action settlement and regulatory litigation expense for the second quarter and first half of 2018 was $12.3 million and $25.8 million, respectively. The Company had no Class action settlement and regulatory litigation expense during the second quarter and first half of 2017. In addition to the foregoing, the Company is subject to, and may continue to be subject to, legal proceedings and regulatory actions in the ordinary course of business. No assurance can be given as to the timing or outcome of any of these matters.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

As of June 30, 2018, the Company had an $8.5 million investment and an approximate 24% ownership interest in an Investment Fund, a holding company that participates in a family of funds with other unrelated third parties and purchases whole loans and interests in loans from the Company. Mr. John Mack, one of the Company’s board members, had no remaining ownership interest in the Investment Fund as of June 30, 2018. The Company’s investment is recorded in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

During the first half of 2018, the family of funds purchased $6.1 million of whole loans and interests in whole loans. During the first half of 2018, the Company earned $0.1 million in investor fees from this family of funds, and paid interest of $1.9 million on interests in whole loans to the family of funds. The Company believes that the investor fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

20. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2018, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

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

Overview

LendingClub operates America’s largest online lending marketplace platform that connects borrowers and investors. We believe a technology-powered lending marketplace is a more efficient mechanism to allocate capital between borrowers and investors than the traditional banking system. Qualified consumers and small business owners borrow through LendingClub to generally lower the cost of their credit and enjoy a better experience than that provided by most traditional banks. The capital to invest in the loans enabled through our lending marketplace comes directly from a wide range of investors, including managed accounts, self-directed investors, banks, or other institutional investors.

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

Investor fees paid to us vary based on investment channel. Whole loan purchasers pay a monthly fee of up to 1.3% per annum, which is generally based on the month-end principal balance of loans serviced by us. Note investors generally pay us a fee equal to 1% of payment amounts received from the borrower. Certificate holders generally pay a monthly fee of up to 1.2% per annum of the month-end balance of assets under management or the month-end balance of unpaid principal of the underlying Certificate. Investor fees may also vary based on the delinquency status of the loan.

Loans facilitated through our lending marketplace are funded by the sale of whole loans to institutional investors or invested in directly by the Company, the issuance of notes to our self-directed investors, or the issuance of certificates. To expand the Company’s investor base, in 2017 the Company developed the capability to support the securitization of loans and to facilitate CLUB Certificate transactions.

The Company securitizes unsecured personal whole loans through asset-backed securitization transactions and the issuance of pass-through securities called CLUB Certificates. In connection with asset-backed securitizations, the Company is the sponsor and establishes securitization trusts to ultimately purchase the loans from the Company and third-party whole loan investors. Securities issued from our asset-backed securitizations are subordinated reflecting

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

the waterfall criteria of loan payments to each security. By being the sponsor for securitization transactions, the Company can manage the completion of the transaction and earn fees from third party participants. The residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. In addition, the Company sponsors the sale of unsecured personal whole loans through the issuance of pass-through securities called CLUB Certificates, which are collateralized by loans transferred to a series of a Master Trust. The Company introduced the CLUB Certificate, which is an instrument that trades in the over-the-counter market with a CUSIP which we are expecting to result in more liquidity and demand for our unsecured personal loans. Each owner of a CLUB Certificate has an undivided and equal interest in the underlying loans of each transaction.

The accounting for securitizations and CLUB Certificates is based on a primary beneficiary analysis to determine whether the underlying trusts should be consolidated. If the trust is not consolidated and the transfer of the loans from the Company to the trust meets sale accounting criteria, then the Company will recognize gain or loss on sales of loans. Gain or loss on sales of loans is calculated as the net proceeds received on the sale less the carrying amount of the loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to servicing assets, retained securities, and recourse obligations. The Company enters into a servicing agreement with each applicable trust and holds at least 5% of the securities, CLUB Certificates and residual interests issued by the trusts.

We continue to use our own capital to fund the purchase of loans for future securitizations and CLUB Certificate transactions, and related risk retention requirements, as well as for whole loan sales. Additionally, at our discretion, we use our capital to fund the purchase of loans to support marketplace equilibrium when a matching third-party investor is not available at time of origination, test new product offerings or make accommodations to customers. In situations where we use our own capital to invest in loans, we earn interest income and record fair value adjustments for changes in actual and expected credit and prepayment performance.

Current Economic and Business Environment

LendingClub monitors a variety of economic, credit and competitive indicators in connection with operating its online lending marketplace platform. Our online lending marketplace platform seeks to adapt to changing marketplace conditions and investors’ return on investment expectations. We evaluate market conditions and borrower performance data to propose changes to credit policies and interest rates.

In the second quarter of 2018, our marketplace facilitated $2.8 billion of loan originations, of which $1.4 billion was issued through whole loan sales on the day of loan issuance, $1.1 billion was purchased or pending purchase by the Company to support Company-sponsored securitizations and CLUB Certificate transactions, whole loan sales subsequent to loan issuance and to maintain marketplace equilibrium, $198.8 million were issued through member payment dependent notes and $45.9 million were issued through trust certificates. Loans held by the Company at quarter end are available loan inventory for future Company-sponsored securitizations and CLUB Certificate transactions, and loan sales.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table shows the loan origination volume issued, loans purchased or pending purchase by the Company during the quarter, and the available loan inventory as of the end of each period presented (in millions):

	June 30, 2018	March 31, 2018	December 31, 2017
Loan originations	$2,818.3	$2,306.0	$2,438.3
Loans purchased or pending purchase by the Company during the quarter	$1,138.4	$799.0	$829.4
LendingClub inventory (1)	$506.4	$214.1	$272.1
LendingClub inventory as a percentage of loan originations (1)	18%	9%	11%

(1)	LendingClub inventory reflects loans purchased by the Company during the period and not yet sold as of the period end.

During the second half of 2017, and continuing in the first half of 2018, market interest rates have risen which has increased certain of our investors’ cost of funding and expectations regarding return on investment. In May 2018 and in June 2018, we increased interest rates on certain prime loans and all prime loans, respectively. In addition, we have seen reduced investor demand for higher risk and longer duration prime loans. In the second quarter of 2018, a number of credit actions were taken to reduce credit exposure on targeted grades of prime loans. In order to support marketplace equilibrium, we use our own capital to purchase loans and may subsequently offer loans at a discount as we evaluate changes to interest rates and credit policies.

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

At any point in time we have loan applications in various stages from initial application through issuance, as well as loans held on our balance sheet. Depending upon the timing and impact of the factors described above, loans may not be issued by the issuing banks who originate loans facilitated through our marketplace in the same period in which the corresponding application was originally made, resulting in a portion of that subsequent period’s revenue being earned from loan applications that were initiated in the immediately prior period. Loans may also be held on balance sheet before being subsequently sold. Consistent with our revenue recognition accounting policy under GAAP, we do not recognize the transaction fee revenue associated with a loan until the loan is issued by the issuing bank and the proceeds are delivered to the borrower. Our transaction fees are generally paid by the issuing bank, or in the case of education and patient finance loans, may also be paid by the medical or education service provider, and are accordingly independent of who is investing in a loan or how a loan is invested in.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Key Operating and Financial Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2018	March 31, 2018	June 30, 2017	2018	2017
Loan originations	$2,818,331	$2,306,003	$2,147,335	5,124,334	4,106,084
Customer acquisition cost as a percent of loan originations (1)	2.45%	2.49%	2.59%	2.47%	2.68%
Net revenue	$176,979	$151,667	$139,573	$328,646	$264,055
Consolidated net loss	$(60,812)	$(31,180)	$(25,444)	$(91,992)	$(55,288)
Contribution (2)	$85,416	$74,436	$66,028	$159,852	$119,193
Contribution margin (2)	48.3%	49.1%	47.3%	48.6%	45.1%
Adjusted EBITDA (2)	$25,670	$15,333	$4,483	$41,003	$4,644
Adjusted EBITDA margin (2)	14.5%	10.1%	3.2%	12.5%	1.8%

(1)	Represents sales and marketing expense as a percent of loan origination principal balances during each period presented.

(2)
Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures” below.

Loan Originations

We believe the volume of loans facilitated through our platform and originated by our issuing banks is a key indicator of the attractiveness of our lending marketplace, growth of our brand, scale of our business, strength of our network effect, economic competitiveness of our products and future growth.

We classify the loans held on our Condensed Consolidated Balance Sheets into three major loan products: standard program personal loans, custom program personal loans and other loans. The majority of the loans facilitated through our platform are standard program personal loans that represent loans made to prime borrowers that are publicly available to note investors, certificate investors, or loans invested in directly by us. Custom program personal loans include all other personal loans that are not eligible for our standard program, including loans made to near prime borrowers, and are available only to private investors. Other loans are comprised of education and patient finance loans, auto refinance loans and small business loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan origination volume and weighted-average transactions fees (as a percent of origination balance) by major loan products are as follows:

	Three Months Ended
	June 30, 2018		March 31, 2018		June 30, 2017
(in millions, except percentages)	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee
Personal loans - standard program	$2,080.5	4.8%	$1,741.8	4.8%	$1,538.4	4.9%
Personal loans - custom program	517.8	5.0	346.5	5.2	391.2	5.5
Total personal loans	2,598.3	4.9	2,088.3	4.9	1,929.6	5.1
Other loans	220.0	4.4	217.7	4.4	217.8	4.5
Total	$2,818.3	4.8%	$2,306.0	4.8%	$2,147.4	5.0%

			Six Months Ended
			June 30, 2018		June 30, 2017
(in millions, except percentages)			Origination Volume	Weighted Average Transaction Fees	Origination Volume	Weighted Average Transaction Fees
Personal loans - standard program			$3,822.3	4.8%	$2,976.4	5.0%
Personal loans - custom program			864.3	5.1	692.1	5.5
Total personal loans			4,686.6	4.9	3,668.5	4.9
Other loans			437.7	4.4	437.6	4.5
Total			$5,124.3	4.8%	$4,106.1	5.0%

The weighted-average transaction fee for our standard program remained relatively flat in the second quarter of 2018 compared to the first quarter of 2018. The decline in the weighted-average transaction fee for our custom loan program in the second quarter of 2018 compared to both the first quarter of 2018 and second quarter of 2017 was driven by growth in origination volume of loans with lower transaction fees.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Personal loan origination volume for our standard loan program by loan grade were as follows:

	Three Months Ended						Six Months Ended June 30,
(in millions)	June 30, 2018		March 31, 2018		June 30, 2017		2018		2017
Personal loan originations by loan grade – standard loan program:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
A	$506.0	24%	$414.6	24%	$242.1	16%	$920.6	24%	$452.4	15%
B	610.2	29%	524.5	30%	416.7	27%	1,134.7	30%	797.0	27%
C	575.4	28%	474.8	27%	558.2	36%	1,050.2	27%	1,080.7	36%
D	296.3	14%	248.0	14%	190.0	12%	544.3	14%	384.2	13%
E	70.3	4%	63.3	4%	82.7	6%	133.6	4%	170.3	6%
F	18.4	1%	14.0	1%	32.8	2%	32.4	1%	65.4	2%
G	3.9	—%	2.6	—%	15.9	1%	6.5	—%	26.4	1%
Total	$2,080.5	100%	$1,741.8	100%	$1,538.4	100%	$3,822.3	100%	$2,976.4	100%

During 2017 and into the second quarter of 2018, the Company generally saw a shift in the mix of personal loan origination volume from higher risk grades, particularly grades C through G, to lower risk A and B grades. Credit and pricing policy changes the Company made beginning in 2017 through early 2018 resulted in this shift in concentration. These changes broadly focused on tightening credit in our riskiest populations to shift overall platform mix towards higher credit quality borrowers.

Loans Serviced On Our Platform

The following table provides the outstanding principal balance of loans serviced at the end of the periods indicated, by the method in which the loans were financed (in millions):

	June 30, 2018	December 31, 2017
Notes	$1,428	$1,608
Certificates	967	1,291
Secured borrowings	143	243
Whole loans sold	9,512	8,178
Total excluding loans invested in by the Company	$12,050	$11,320
Loans invested in by the Company	523	593
Total loans serviced	$12,573	$11,913

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended			Change (%)
	June 30, 2018	March 31, 2018	June 30, 2017	Q2 2018 vs Q2 2017	Q2 2018 vs Q1 2018
Net revenue:
Transaction fees	$135,926	$111,182	$107,314	27%	22%
Investor fees	27,400	27,895	21,116	30%	(2)%
Gain on sales of loans (1)	11,880	12,671	4,445	167%	(6)%
Other revenue (1)	1,467	1,457	1,949	(25)%	1%
Net interest income and fair value adjustments:
Interest income	127,760	138,018	157,260	(19)%	(7)%
Interest expense	(100,898)	(110,843)	(150,340)	(33)%	(9)%
Net fair value adjustments (1)	(26,556)	(28,713)	(2,171)	N/M	(8)%
Net interest income and fair value adjustments (1)	306	(1,538)	4,749	(94)%	(120)%
Total net revenue	176,979	151,667	139,573	27%	17%
Operating expenses: (2)
Sales and marketing	69,046	57,517	55,582	24%	20%
Origination and servicing	25,593	22,645	21,274	20%	13%
Engineering and product development	37,650	36,837	35,718	5%	2%
Other general and administrative	57,583	52,309	52,495	10%	10%
Goodwill impairment	35,633	—	—	N/M	N/M
Class action settlement and regulatory litigation expense	12,262	13,500	—	N/M	(9)%
Total operating expenses	237,767	182,808	165,069	44%	30%
Loss before income tax expense	(60,788)	(31,141)	(25,496)	138%	95%
Income tax expense (benefit)	24	39	(52)	(146)%	(38)%
Consolidated net loss	$(60,812)	$(31,180)	$(25,444)	139%	95%
Less: Income attributable to noncontrolling interests	49	1	10	N/M	N/M
LendingClub net loss	$(60,861)	$(31,181)	$(25,454)	139%	95%

N/M – Not meaningful
(1) Prior period amounts have been reclassified to conform to the current period presentation. See “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

(2) Includes stock-based compensation expense as follows:
	Three Months Ended			Change (%)
	June 30, 2018	March 31, 2018	June 30, 2017	Q2 2018 vs Q2 2017	Q2 2018 vs Q1 2018
Sales and marketing	$2,023	$1,860	$1,967	3%	9%
Origination and servicing	1,102	1,072	1,354	(19)%	3%
Engineering and product development	5,464	5,279	5,773	(5)%	4%
Other general and administrative	11,208	9,590	9,994	12%	17%
Total stock-based compensation expense	$19,797	$17,801	$19,088	4%	11%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30,
	2018	2017	Change (%)
Net revenue:
Transaction fees	$247,108	$206,006	20%
Investor fees	55,295	42,296	31%
Gain on sales of loans (1)	24,551	6,337	N/M
Other revenue (1)	2,924	3,695	(21)%
Net interest income and fair value adjustments:
Interest income	265,778	318,256	(16)%
Interest expense	(211,741)	(308,947)	(31)%
Net fair value adjustments (1)	(55,269)	(3,588)	N/M
Net interest income and fair value adjustments (1)	(1,232)	5,721	(122)%
Total net revenue	328,646	264,055	24%
Operating expenses: (2)
Sales and marketing	126,563	110,165	15%
Origination and servicing	48,238	41,723	16%
Engineering and product development	74,487	71,478	4%
Other general and administrative	109,892	96,069	14%
Goodwill impairment	35,633	—	N/M
Class action settlement and regulatory litigation expense	25,762	—	N/M
Total operating expenses	420,575	319,435	32%
Loss before income tax expense	(91,929)	(55,380)	66%
Income tax expense (benefit)	63	(92)	(168)%
Consolidated net loss	$(91,992)	$(55,288)	66%
Less: Income attributable to noncontrolling interests	50	10	N/M
LendingClub net loss	$(92,042)	$(55,298)	66%

N/M – Not meaningful
(1) Prior period amounts have been reclassified to conform to the current period presentation. See “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

(2) Includes stock-based compensation expense as follows:
	Six Months Ended June 30,
	2018	2017	Change (%)
Sales and marketing	$3,883	$4,266	(9)%
Origination and servicing	2,174	2,770	(22)%
Engineering and product development	10,743	12,361	(13)%
Other general and administrative	20,798	19,189	8%
Total stock-based compensation expense	$37,598	$38,586	(3)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

	Three Months Ended			Change (%)
	June 30, 2018	March 31, 2018	June 30, 2017	Q2 2018 vs Q2 2017	Q2 2018 vs Q1 2018
Net revenue:
Transaction fees	$135,926	$111,182	$107,314	27%	22%
Investor fees	27,400	27,895	21,116	30%	(2)%
Gain on sales of loans (1)	11,880	12,671	4,445	167%	(6)%
Other revenue (1)	1,467	1,457	1,949	(25)%	1%
Net interest income and fair value adjustments:
Interest income	127,760	138,018	157,260	(19)%	(7)%
Interest expense	(100,898)	(110,843)	(150,340)	(33)%	(9)%
Net fair value adjustments (1)	(26,556)	(28,713)	(2,171)	N/M	(8)%
Net interest income and fair value adjustments (1)	306	(1,538)	4,749	(94)%	(120)%
Total net revenue	$176,979	$151,667	$139,573	27%	17%

	Six Months Ended June 30,
	2018	2017	Change (%)
Net revenue:
Transaction fees	$247,108	$206,006	20%
Investor fees	55,295	42,296	31%
Gain on sales of loans (1)	24,551	6,337	N/M
Other revenue (1)	2,924	3,695	(21)%
Net interest income and fair value adjustments:
Interest income	265,778	318,256	(16)%
Interest expense	(211,741)	(308,947)	(31)%
Net fair value adjustments (1)	(55,269)	(3,588)	N/M
Net interest income and fair value adjustments (1)	(1,232)	5,721	122%
Total net revenue	$328,646	$264,055	24%
N/M – Not meaningful

(1)
Prior period amounts have been reclassified to conform to the current period presentation. See “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

The analysis below is presented for the following periods: Second quarter of 2018 compared to the second quarter of 2017 (Quarter Over Quarter), second quarter of 2018 compared to the first quarter of 2018 (Sequential), and the first half of 2018 compared to the first half of 2017 (Six Months Over Six Months).

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform through our marketplace’s role in facilitating the origination of loans by our issuing bank partners. The

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

amount of these fees is based upon the terms of the loan, including grade, rate, term and other factors. As of June 30, 2018, these fees generally ranged from 0% to 6% of the initial principal amount of a loan. With respect to loans for which WebBank acts as the issuing bank, we record transaction fee revenue net of program fees paid to WebBank.

Transaction fees were $135.9 million and $107.3 million for the second quarters of 2018 and 2017, respectively, an increase of 27%. The increase was primarily due to higher origination volume, partially offset by a lower weighted-average transaction fee in the second quarter of 2018 compared to the second quarter of 2017.

Transaction fees were $135.9 million and $111.2 million for the second and first quarters of 2018, respectively, an increase of 22%. The increase was primarily due to higher origination volume in the second quarter of 2018 compared to the first quarter of 2018.

Transaction fees were $247.1 million and $206.0 million for the first halves of 2018 and 2017, respectively, an increase of 20%. The increase was due to higher origination volume, partially offset by lower average transaction fees in the first half of 2018 compared to the first half of 2017.

In July 2018, we recognized approximately $4.3 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the second quarter of 2018. In July 2017, we recognized approximately $9.1 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the second quarter of 2017.

Investor Fees

The table below illustrates the composition of investor fees by investment channel for each period presented:

	Three Months Ended			Change (%)
	June 30, 2018	March 31, 2018	June 30, 2017	Q2 2018 vs Q2 2017	Q2 2018 vs Q1 2018
Investor fees – whole loans sold	$19,458	$19,235	$12,216	59%	1%
Investor fees – notes, certificates, secured borrowings, and self-directed accounts	7,905	8,619	7,783	2%	(8)%
Investor fees – Funds and separately managed accounts (1)	37	41	1,117	(97)%	(10)%
Total investor fees	$27,400	$27,895	$21,116	30%	(2)%

	Six Months Ended June 30,
	2018	2017	Change (%)
Investor fees – whole loans sold	$38,693	$24,426	58%
Investor fees – notes, certificates, secured borrowings, and self-directed accounts	16,524	15,595	6%
Investor fees – Funds and separately managed accounts (1)	78	2,275	(97)%
Total investor fees	$55,295	$42,296	31%

(1)	Funds are the private funds for which LCAM or its subsidiaries act as general partner.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

For each investment channel, the Company receives fees to compensate us for the costs we incur in servicing the related loan, including managing payments from borrowers, collections, payments to investors, maintaining investors’ account portfolios, providing information, and issuing monthly statements. The amount of investor fee revenue earned is predominantly affected by the servicing rates paid by investors, the outstanding principal balance of loans, and the amount of principal and interest collected from borrowers and remitted to investors. Additionally, the investor fees earned from the funds and separately managed accounts compensate us for the management and advisory services we provide related to the investment portfolios of these investors.

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

Investor fees – whole loans sold: Investor fee revenue related to the servicing of whole loans sold was $19.5 million and $12.2 million for the second quarters of 2018 and 2017, respectively, an increase of 59%. The increase in revenue was due to a higher balance of whole loans serviced, an increase in weighted average servicing rate, and an increase in collection fees and charged-off loan sales in the second quarter of 2018 compared to the second quarter of 2017, partially offset by the change in fair value of servicing rights in the second quarter of 2018.

Investor fee revenue related to the servicing of whole loans sold was $19.5 million and $19.2 million for the second and first quarters of 2018, respectively, an increase of 1%. The increase in revenue was due to a higher balance of whole loans serviced, an increase in weighted average servicing rate, and an increase in collection fees and charged-off loan sales in the second quarter of 2018 compared to the first quarter of 2018, partially offset by the change in fair value of servicing rights in the second quarter of 2018.

Investor fee revenue related to the servicing of whole loans sold was $38.7 million and $24.4 million for the first halves of 2018 and 2017, respectively, an increase of 58%. The increase in revenue was due to a higher balance of whole loans serviced, an increase in weighted average servicing rate, and an increase in collection fees and charged-off loan sales in the first half of 2018 compared to the first half of 2017, partially offset by the change in fair value of servicing rights in the first half of 2018.

Investor fees – notes, certificates, secured borrowings, and self-directed: Investor fee revenue related to the servicing of loans underlying notes, certificates, secured borrowings, and self-directed accounts was $7.9 million and $7.8 million for the second quarters of 2018 and 2017, respectively, an increase of 2%. The increase in revenue was due to an increase in collection fees and charged-off loan sales in the second quarter of 2018 compared to the second quarter of 2017, partially offset by a decrease in self-directed fees.

Investor fee revenue related to the servicing of loans underlying notes, certificates, secured borrowings, and self-directed accounts was $7.9 million and $8.6 million for the second and first quarters of 2018, respectively, a decrease of 8%. The decrease in revenue was due to a decrease in collection fees and charged-off loan sales and self-directed fees in the second quarter of 2018 compared to the first quarter of 2018.

Investor fee revenue related to the servicing of loans underlying notes, certificates, secured borrowings, and self-directed accounts was $16.5 million and $15.6 million for the first halves of 2018 and 2017, respectively, an increase of 6%. The increase in revenue was due to an increase in collection fees and charged-off loan sales in the first half of 2018 compared to the first half of 2017, partially offset by a decrease in self-directed fees.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investor fees – Funds and separately managed accounts: The decrease in investor fee revenue related to the funds and separately managed accounts was primarily due to a decrease in the average assets underlying the funds as a result of the redemption requests and fund dissolutions discussed in the Company’s Annual Report on Form 10-K.

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

Gain on sales of loans was $11.9 million and $4.4 million for the second quarters of 2018 and 2017, respectively, an increase of 167%. The increase was primarily due to an increase in the volume of loans sold and an increase in the contractual servicing fee, which resulted in a higher gain during the second quarter of 2018 compared to the second quarter of 2017.

Gain on sales of loans was $11.9 million and $12.7 million for the second and first quarters of 2018, respectively, a decrease of 6%. The decrease was primarily due to additional costs associated with the structured program transactions that occurred in the second quarter of 2018, which was partially offset by an increase in the volume of loans sold and an increase in the contractual servicing fee.

Gain on sales of loans was $24.6 million and $6.3 million for the first halves of 2018 and 2017, respectively. The increase was primarily due to an increase in the volume of loans sold and an increase in the contractual servicing fee, which resulted in a higher gain during the first half of 2018 compared to the first half of 2017. Additionally, the gain on sales of loans in the first half of 2017 was reduced by a $6.9 million reimbursement to an investor pursuant to a credit support agreement.

Other Revenue

Other revenue primarily consists of referral fee revenue that relates to fees earned from third-party companies when customers referred by us complete specified actions with such third-party companies, and commission for facilitating the transfer of whole loans and related certificate redemption between third-party investors.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The table below illustrates the composition of other revenue for each period presented:

	Three Months Ended			Change (%)
	June 30, 2018	March 31, 2018	June 30, 2017	Q2 2018 vs Q2 2017	Q2 2018 vs Q1 2018
Referral fee revenue	$914	$836	$1,637	(44)%	9%
Other	553	621	312	77%	(11)%
Other revenue (1)	$1,467	$1,457	$1,949	(25)%	1%

			Six Months Ended June 30,
			2018	2017	Change (%)
Referral fee revenue			$1,750	$3,043	(42)%
Other			1,174	652	80%
Other revenue (1)			$2,924	$3,695	(21)%

(1)
Prior period amounts have been reclassified to conform to the current period presentation. See “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

Net Interest Income and Fair Value Adjustments

Net Interest Income and Fair Value Adjustments on Loans Invested in by the Company: In the third quarter of 2017, the Company began to invest in loans to support structured programs including securitizations and whole loan sale initiatives. We assume principal and interest rate risk on loans we invest in using our own capital. We may issue debt to finance the purchase of these loans with the associated interest expense reducing net interest income. Fair value adjustments on loans invested in by the Company are generally negative due to interest cash flow receipts and if there are expected increases and any acceleration in the timing of expected charge-offs and prepayments. As we expand the use of our own capital to invest in loans for strategic business purposes, we expect the net negative fair value adjustments on loans to increase. However, we anticipate these fair value adjustments will generally be offset by the interest income earned from holding such loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table summarizes net interest income and fair value adjustments on loans invested in by the Company, available-for-sale securities and cash and cash equivalents:

	Three Months Ended			Change (%)
	June 30, 2018	March 31, 2018	June 30, 2017	Q2 2018 vs Q2 2017	Q2 2018 vs Q1 2018
Interest income	$31,557	$32,682	$6,920	N/M	(3)%
Interest expense	(4,695)	(5,507)	—	N/M	(15)%
Net interest income	26,862	27,175	6,920	N/M	(1)%
Net fair value adjustments	(26,556)	(28,713)	(2,171)	N/M	(8)%
Net interest income and fair value adjustments	$306	$(1,538)	$4,749	(94)%	(120)%

			Six Months Ended June 30,
			2018	2017	Change (%)
Interest income			$64,239	$9,309	N/M
Interest expense			(10,202)	—	N/M
Net interest income			54,037	9,309	N/M
Net fair value adjustments			(55,269)	(3,588)	N/M
Net interest income and fair value adjustments			$(1,232)	$5,721	(122)%
N/M – Not meaningful

Interest income associated with loans invested in by the Company, available-for-sale securities, and cash and cash equivalents was $31.6 million and $6.9 million for the second quarters of 2018 and 2017, respectively. The increase in interest income was primarily due to the increase in the average outstanding balances of loans invested in by the Company during the second quarter of 2018 to support structured program transactions and whole loan sales.

Interest income associated with loans invested in by the Company, available-for-sale securities, and cash and cash equivalents was $31.6 million and $32.7 million for the second and first quarters of 2018, respectively, a decrease of 3%. The decrease in interest income was primarily due to the decrease in average outstanding balances of loans invested in by the Company due to the deconsolidation of the securitization trust, as further discussed in “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt.”

Interest income associated with loans invested in by the Company, available-for-sale securities, and cash and cash equivalents was $64.2 million and $9.3 million for the first halves of 2018 and 2017, respectively. The increase in interest income was primarily due to the increase in the average outstanding balances of loans invested in by the Company during the first half of 2018 to support structured program transactions and whole loan sales.

Interest expense associated with loans invested in by the Company was $4.7 million for the second quarter of 2018. There was no interest expense for the second quarter of 2017. Interest expense in the second quarter of 2018 resulted from the use of securitization notes to finance loans held for investment by the Company, and credit facilities to finance loans held for sale by the Company.

Interest expense associated with loans invested in by the Company was $4.7 million and $5.5 million for the second and first quarters of 2018, respectively, a decrease of 15%. The decrease in interest expense was primarily due to the

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

decrease in average outstanding balances of securitization notes due to the deconsolidation of the securitization trust, as further discussed in “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt.”

Interest expense associated with loans invested in by the Company was $10.2 million for the first half of 2018. There was no interest expense for the first half of 2017. Interest expense in the first half of 2018 resulted from the use of securitization notes to finance loans held for investment by the Company, and credit facilities to finance loans held for sale by the Company.

Net fair value adjustments were $(26.6) million and $(2.2) million for the second quarters of 2018 and 2017, respectively. The increase in net fair value adjustments was primarily due to the increase in the average outstanding balances of loans invested in by the Company during the second quarter of 2018.

Net fair value adjustments were $(26.6) million and $(28.7) million for the second and first quarters of 2018, respectively, a decrease of 8%. The decrease in net fair value adjustments was primarily due to the decrease in the average outstanding balances of loans invested in by the Company during the second quarter of 2018 as a result of the deconsolidation of the securitization trust, as further discussed in “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt.”

Net fair value adjustments were $(55.3) million and $(3.6) million for the first halves of 2018 and 2017, respectively. The increase in net fair value adjustments was primarily due to the increase in the average outstanding balances of loans invested in by the Company during the first half of 2018.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table provides additional detail related to net interest income:

	Three Months Ended			Change (%)
	June 30, 2018	March 31, 2018	June 30, 2017	Q2 2018 vs Q2 2017	Q2 2018 vs Q1 2018
Interest income:
Loans held for investment at fair value	$96,203	$105,336	$150,340	(36)%	(9)%
Loans held for investment and held for sale by the Company at fair value	28,956	30,708	5,205	N/M	(6)%
Securities available for sale	1,802	1,225	1,008	79%	47%
Cash and cash equivalents	799	749	707	13%	7%
Total interest income	127,760	138,018	157,260	(19)%	(7)%
Interest expense:
Credit facilities	(3,828)	(3,175)	—	N/M	21%
Securitization notes	(867)	(2,332)	—	N/M	(63)%
Notes, certificates and secured borrowings	(96,203)	(105,336)	(150,340)	(36%)	(9)%
Total interest expense	(100,898)	(110,843)	(150,340)	(33%)	(9)%
Net interest income	$26,862	$27,175	$6,920	N/M	(1)%
Average outstanding balances:
Loans held for investment	$2,680,569	$2,988,625	$4,109,270	(35)%	(10)%
Loans held for investment by the Company	$171,754	$354,695	$18,138	N/M	(52)%
Loans held for sale by the Company	$499,940	$327,859	$67,722	N/M	52%
Notes, certificates and secured borrowings	$2,701,584	$3,012,660	$4,138,136	(35)%	(10)%
Credit facilities	$239,808	$95,025	$—	N/M	152%
Securitization notes	$137,013	$297,783	$—	N/M	(54)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30,
	2018	2017	Change (%)
Interest income:
Loans held for investment at fair value	$201,539	$308,947	(35)%
Loans held for investment and held for sale by the Company at fair value	59,664	6,086	N/M
Securities available for sale	3,027	1,948	55%
Cash and cash equivalents	1,548	1,275	21%
Total interest income	265,778	318,256	(16)%
Interest expense:
Credit facilities	(7,003)	—	N/M
Securitization notes	(3,199)	—	N/M
Notes, certificates and secured borrowings	(201,539)	(308,947)	(35%)
Total interest expense	(211,741)	(308,947)	(31%)
Net interest income	$54,037	$9,309	N/M
Average outstanding balances:
Loans held for investment	$2,835,287	$4,242,577	(33)%
Loans held for investment by the Company	$252,311	$17,658	N/M
Loans held for sale by the Company	$436,103	$37,922	N/M
Notes, certificates and secured borrowings	$2,858,562	$4,274,474	(33)%
Credit facilities	$180,762	$—	N/M
Securitization notes	$208,325	$—	N/M
N/M – Not meaningful

Interest income from loans held for investment was $96.2 million and $150.3 million for the second quarters of 2018 and 2017, respectively, a decrease of 36%. The decrease in interest income was primarily due to a decrease in the average outstanding balance of loans held for investment due to a larger portion of loans originated being sold to whole loan investors and structured program transactions.

Interest income from loans held for investment was $96.2 million and $105.3 million for the second and first quarters of 2018, respectively, a decrease of 9%. The decrease in interest income was primarily due to a decrease in the average outstanding balance of loans held for investment due to a larger portion of loans originated being sold to whole loan investors and structured program transactions.

Interest income from loans held for investment was $201.5 million and $308.9 million for the first halves of 2018 and 2017, respectively, a decrease of 35%. The decrease in interest income was primarily due to a decrease in the average outstanding balance of loans held for investment due to a larger portion of loans originated being sold to whole loan investors and structured program transactions.

Interest expense for notes, certificates and secured borrowings was $96.2 million and $150.3 million for the second quarters of 2018 and 2017, respectively, a decrease of 36%. The decrease in interest expense was primarily due to a decrease in the average outstanding balances of notes, certificates and secured borrowings, driven by a larger portion of loans originated being sold to whole loan investors and structured program transactions.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Interest expense for notes, certificates and secured borrowings was $96.2 million and $105.3 million for the second and first quarters of 2018, respectively, a decrease of 9%. The decrease in interest expense was primarily due to a decrease in the average outstanding balances of notes, certificates and secured borrowings, driven by a larger portion of loans originated being sold to whole loan investors and structured program transactions.

Interest expense for notes, certificates and secured borrowings was 201.5 million and 308.9 million for the first halves of 2018 and 2017, respectively, a decrease of 35%. The decrease in interest expense was primarily due to a decrease in the average outstanding balances of notes, certificates and secured borrowings, driven by a larger portion of loans originated being sold to whole loan investors and structured program transactions.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended			Change (%)
	June 30, 2018	March 31, 2018	June 30, 2017	Q2 2018 vs Q2 2017	Q2 2018 vs Q1 2018
Sales and marketing	$69,046	$57,517	$55,582	24%	20%
Origination and servicing	25,593	22,645	21,274	20%	13%
Engineering and product development	37,650	36,837	35,718	5%	2%
Other general and administrative	57,583	52,309	52,495	10%	10%
Goodwill impairment	35,633	—	—	N/M	N/M
Class action settlement and regulatory litigation expense	12,262	13,500	—	N/M	(9)%
Total operating expenses	$237,767	$182,808	$165,069	44%	30%

			Six Months Ended June 30,
			2018	2017	Change (%)
Sales and marketing			$126,563	$110,165	15%
Origination and servicing			48,238	41,723	16%
Engineering and product development			74,487	71,478	4%
Other general and administrative			109,892	96,069	14%
Goodwill impairment			35,633	—	N/M
Class action settlement and regulatory litigation expense			25,762	—	N/M
Total operating expenses			$420,575	$319,435	32%
N/M – Not meaningful

Sales and marketing: Sales and marketing expense was $69.0 million and $55.6 million for the second quarters of 2018 and 2017, respectively, an increase of 24%. The increase was primarily due to a $13.8 million increase in variable marketing expenses driven by higher loan origination volume. Sales and marketing expense as a percent of loan originations was 2.4% in the second quarter of 2018 compared to 2.6% in the second quarter of 2017.

Sales and marketing expense was $69.0 million and $57.5 million for the second and first quarters of 2018, respectively, an increase of 20%. The increase was primarily due to a $12.4 million increase in variable marketing expenses driven by higher loan origination volume. Sales and marketing expense as a percent of loan originations was 2.4% in the second quarter of 2018 compared to 2.5% in the first quarter of 2018.

Sales and marketing expense was $126.6 million and $110.2 million for the first halves of 2018 and 2017, respectively, an increase of 15%. The increase was primarily due to a $16.4 million increase in variable marketing expenses driven by higher loan origination volume. Sales and marketing expense as a percent of loan originations was 2.5% in the first half of 2018 compared to 2.7% in the first half of 2017.

Origination and servicing: Origination and servicing expense was $25.6 million and $21.3 million for the second quarters of 2018 and 2017, respectively, an increase of 20%. The increase was primarily due to a $2.6 million increase in loan processing costs driven by increased collection efforts, both resulting from higher loan origination

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

volume and loans serviced, and a $1.3 million increase in personnel-related expenses associated with higher headcount levels.

Origination and servicing expense was $25.6 million and $22.6 million for the second and first quarters of 2018, respectively, an increase of 13%. The increase was primarily due to a $2.0 million increase in loan processing costs driven by higher origination volume in the second quarter of 2018 compared to the first quarter of 2018.

Origination and servicing expense was $48.2 million and $41.7 million for the first halves of 2018 and 2017, respectively, an increase of 16%. The increase was primarily due to a $3.8 million increase in loan processing costs driven by increased collection efforts, both resulting from higher loan origination volume and loans serviced, and a $3.1 million increase in personnel-related expenses associated with higher headcount levels.

Engineering and product development: Engineering and product development expense was $37.7 million and $35.7 million for the second quarters of 2018 and 2017, respectively, an increase of 5%. The increase was primarily driven by continued investment in technology and platform improvements that are focused on enhancing our credit decisioning capabilities, internal testing environment and cloud infrastructure, which included a $2.0 million increase in equipment, software and depreciation expense.

We capitalized $12.5 million in software development costs in both the second quarters of 2018 and 2017.

Engineering and product development expense was $37.7 million and $36.8 million for the second and first quarters of 2018, respectively, an increase of 2%. The increase was primarily due to a $0.8 million increase in depreciation expense associated with internally developed software.

Engineering and product development expense was $74.5 million and $71.5 million for the first halves of 2018 and 2017, respectively, an increase of 4%. The increase was primarily driven by continued investment in technology and platform improvements that are focused on enhancing our credit decisioning capabilities, internal testing environment and cloud infrastructure, which included a $4.9 million increase in equipment, software and depreciation expense, partially offset by a $1.7 million decrease in personnel-related expenses primarily associated with retention costs incurred in the first half of 2017.

We capitalized $25.3 million and $23.9 million in software development costs in the first halves of 2018 and 2017, respectively.

Other general and administrative expense: Other general and administrative expense was $57.6 million and $52.5 million for the second quarters of 2018 and 2017, respectively, an increase of 10%. The increase was primarily due to a $2.4 million insurance reimbursement in the second quarter of 2017 for certain legal expenses incurred as a result of the Company’s board review and related governmental and regulatory inquiries. Additionally, the increase was due to a $1.9 million increase in personnel-related costs associated with higher headcount levels in the second quarter of 2018.

Other general and administrative expense was $57.6 million and $52.3 million for the second and first quarters of 2018, respectively, an increase of 10%. The increase was due to a $2.8 million insurance reimbursement in the first quarter of 2018 for certain legal expenses incurred as a result of the Company’s board review and related governmental and regulatory inquiries. Additionally, the increase was due to a $1.8 million increase in personnel-related costs in the second quarter of 2018.

Other general and administrative expense was $109.9 million and $96.1 million for the first halves of 2018 and 2017, respectively, an increase of 14%. The increase was primarily due to a $12.0 million insurance reimbursement in the first half of 2017 compared to a $2.8 million insurance reimbursement in the first half of 2018 for certain

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

legal expenses incurred as a result of the Company’s board review and related governmental and regulatory inquiries. Additionally, the increase was due to a $5.0 million increase in personnel-related costs in the first half of 2018.

Goodwill Impairment

We have one reporting unit for goodwill impairment testing purposes, the patient and education finance reporting unit (PEF). We perform a quantitative annual test for impairment on April 1. We recorded a goodwill impairment expense of $35.6 million in the second quarter of 2018, resulting in full impairment of the remaining goodwill. See “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 11. Intangible Assets and Goodwill” for further discussion.

The Company did not record any goodwill impairment expense in the second quarter and first half of 2017.

Class Action Settlement and Regulatory Litigation Expense

Class action settlement and regulatory litigation expense for the second quarter and first half of 2018 was $12.3 million and $25.8 million, respectively, related to ongoing governmental and regulatory investigations following the Company’s 2016 Board Review. On February 19, 2018, we reached a preliminary settlement, which was approved by the court on July 19, 2018, to resolve the previously disclosed class action lawsuits in federal and California state courts arising out of legacy matters as disclosed in the 2016 Board Review. Class action settlement expense for the three months ended December 31, 2017 was $77.25 million, which includes $125.0 million for the agreement between the parties, offset by $47.75 million that was covered by insurance. See “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies” for additional information.

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

The following table shows the calculation of contribution and contribution margin:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total net revenue	$176,979	$151,667	$139,573	$328,646	$264,055
Less: Sales and marketing expense	69,046	57,517	55,582	126,563	110,165
Less: Origination and servicing expense	25,593	22,645	21,274	48,238	41,723
Total direct expenses	$94,639	$80,162	$76,856	$174,801	$151,888
Add: Stock-based compensation (1)	3,125	2,932	3,321	6,057	7,036
Add: Income attributable to noncontrolling interests	(49)	(1)	(10)	(50)	(10)
Contribution (2)	$85,416	$74,436	$66,028	$159,852	$119,193
Contribution margin (2)	48.3%	49.1%	47.3%	48.6%	45.1%

(1)	Contribution excludes stock-based compensation expense included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)
Beginning in the third quarter of 2017, contribution excludes (income) loss attributable to noncontrolling interests. Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of net loss to contribution for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Consolidated net loss	$(60,812)	$(31,180)	$(25,444)	$(91,992)	$(55,288)
Engineering and product development expense	37,650	36,837	35,718	74,487	71,478
Other general and administrative expense	57,583	52,309	52,495	109,892	96,069
Goodwill impairment expense	35,633	—	—	35,633	—
Class action settlement and regulatory litigation expense	12,262	13,500	—	25,762	—
Stock-based compensation expense (1)	3,125	2,932	3,321	6,057	7,036
Income tax expense (benefit)	24	39	(52)	63	(92)
Income attributable to noncontrolling interests	(49)	(1)	(10)	(50)	(10)
Contribution (2)	$85,416	$74,436	$66,028	$159,852	$119,193
Total net revenue	$176,979	$151,667	$139,573	$328,646	$264,055
Contribution margin (2)	48.3%	49.1%	47.3%	48.6%	45.1%

(1)	Contribution excludes stock-based compensation expense included in the “Sales and marketing” and “Origination and servicing” expense categories.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Consolidated net loss	$(60,812)	$(31,180)	$(25,444)	$(91,992)	$(55,288)
Acquisition and related expense	—	—	56	—	349
Depreciation and impairment expense:
Engineering and product development	10,197	9,247	8,483	19,444	16,277
Other general and administrative	1,420	1,419	1,305	2,839	2,603
Amortization of intangible assets	959	1,035	1,057	1,994	2,219
Goodwill impairment	35,633	—	—	35,633	—
Legal and regulatory expense related to legacy issues (1)	18,501	16,973	—	35,474	—
Stock-based compensation expense	19,797	17,801	19,088	37,598	38,586
Income tax expense (benefit)	24	39	(52)	63	(92)
Income attributable to noncontrolling interests	(49)	(1)	(10)	(50)	(10)
Adjusted EBITDA (2)	$25,670	$15,333	$4,483	$41,003	$4,644
Total net revenue	$176,979	$151,667	$139,573	$328,646	$264,055
Adjusted EBITDA margin (2)	14.5%	10.1%	3.2%	12.5%	1.8%

(1)
In the second quarter of 2018, legal and regulatory expense related to legacy issues includes class action settlement and regulatory litigation expense of $12.3 million and legal expenses of $6.2 million, which are included in “Class action settlement and regulatory litigation expense” and “Other general and administrative” expense, respectively, on the Company’s Condensed Consolidated Statements of Operations. In the first quarter of 2018, legal and regulatory expense related to legacy issues includes regulatory litigation expense of $13.5 million and legal expenses of $3.5 million, respectively. Amounts prior to the fourth quarter of 2017 have not been reclassified because legacy legal expenses incurred in 2017 and prior were generally offset by insurance proceeds, resulting in no net material cumulative impact to earnings.

(2)
Beginning in the third quarter of 2017, adjusted EBITDA excludes (income) loss attributable to noncontrolling interests. Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Operating expenses include the following amounts of stock-based compensation for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales and marketing	$2,023	$1,860	$1,967	$3,883	$4,266
Origination and servicing	1,102	1,072	1,354	2,174	2,770
Engineering and product development	5,464	5,279	5,773	10,743	12,361
Other general and administrative	11,208	9,590	9,994	20,798	19,189
Total stock-based compensation expense	$19,797	$17,801	$19,088	$37,598	$38,586

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

The following table presents a reconciliation of investor fees to investor fees before change in fair value of servicing assets and liabilities:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Investor fees	$27,400	$27,895	$21,116	$55,295	$42,296
Change in fair value of servicing assets and liabilities	7,253	5,249	4,436	12,502	7,674
Investor fees before change in fair value of servicing assets and liabilities	$34,653	$33,144	$25,552	$67,797	$49,970

Investments in Quarterly Originations by Investment Channel and Investor Concentration

The following table shows the percentage of loan origination volume issued in the period and purchased or pending purchase by each investment channel as of the end of each period presented:

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Investor Type:
Managed accounts	19%	20%	26%	24%	31%
Self-directed	7%	10%	10%	10%	13%
Banks	40%	48%	36%	42%	44%
LendingClub inventory (1)	18%	9%	11%	9%	—%
Other institutional investors	16%	13%	17%	15%	12%
Total	100%	100%	100%	100%	100%

(1)
Beginning in the third quarter of 2017, the Company introduced “LendingClub inventory” as a new line item presented to separately show the percentage of loan originations in the period that were purchased by the Company during the period

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

and not yet sold as of the period end. The total loan activity during a period and loans purchased or pending purchase by LendingClub at each period end is discussed in “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings and Loan Servicing Rights“ and “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 8. Fair Value of Assets and Liabilities.” The LendingClub percentage considers all securitizations during the period as sold loans for the portion of securities sold to third parties.

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

The following table provides the percentage of loans invested in by the ten largest external investors during each of the previous five quarters (by dollars invested):

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Percentage of loans invested in by ten largest external investors	53%	57%	60%	61%	59%

For the quarter ended June 30, 2018, no single investor accounted for more than 16% of the loans invested in through our lending marketplace. The composition of the top ten investors may vary from period to period. In addition to these investors, private funds associated with LCAM and publicly issued member payment dependent notes accounted for approximately 1% and 7%, respectively, of investment capital provided through our lending marketplace during the period.

For the quarter ended June 30, 2017, no single investor accounted for more than 20% of the loans invested in through our lending marketplace. In addition to these investors, private funds associated with LCAM and publicly issued member payment dependent notes accounted for approximately 1% and 14%, respectively, of investment capital provided through our lending marketplace during the period.

Effectiveness of Scoring Models

Our ability to attract borrowers and investors to our lending marketplace is significantly dependent on our platform’s ability to effectively evaluate a borrower’s credit profile.

Our lending marketplace platform’s credit decisioning and scoring models are evaluated on a regular basis and the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate are leveraged to continually improve our underwriting models. We believe we have the experience to effectively evaluate a borrower’s creditworthiness and likelihood of default. If our lending marketplace’s credit decisioning and scoring models ultimately prove to be ineffective or fail to appropriately account for a decline in the macroeconomic environment, investors may experience higher than expected losses.

Our current credit model leverages a number of custom attributes developed by LendingClub. We worked with our primary issuing bank partner to modify credit and pricing policies, leveraging insights on current market conditions and recent vintage performance.

The charts provided below display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through June 30, 2018, by booking year, for all grades and 36 or 60 month terms of standard

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

program loans for each of the years shown. For the second quarter of 2018, standard program loans accounted for approximately 74% of all loan origination volume.

Net Cumulative Lifetime Charge-off Rates
All 36 Month Standard Program Personal Loans
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
1
3
5
7
9
11
13
15
17
19
21
23
25
27
29
31
33
35
Months on Book
Y2008
Y2009
Y2010
Y2011
Y2012
Y2013
Y2014
Y2015
Y2016
Y2017
Y2018

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan Portfolio Information and Credit Metrics

Fair Value and Delinquencies

For loans held for investment that are backed by notes, certificates and secured borrowings on our Condensed Consolidated Balance Sheets, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	June 30, 2018			December 31, 2017
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)
Personal loans - standard program	$2,493.1	92.9%	3.0%	$3,046.9	93.4%	3.7%
Personal loans - custom program	44.4	91.7	6.1	92.0	91.0	7.5
Other loans (1)	0.8	96.1	8.9	2.5	95.9	4.0
Total	$2,538.3	92.9%	3.1%	$3,141.4	93.3%	3.8%
(1) Components of other loans are less than 10% of the outstanding principal balance presented individually.
(2) Expressed as a percent of outstanding principal balance.

Declines in the fair value of loans as a percent of outstanding principal balance from December 31, 2017 to June 30, 2018 were primarily due to increases in the yields required by investors to purchase our loans, notes, and certificates (as a result of increases in interest rates) and the passage of time for short duration loans.

For loans invested in directly by the Company for which there were no associated notes, certificate or secured borrowings, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	June 30, 2018			December 31, 2017
(in millions, except percentages)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)
Personal loans - standard program	$328.0	94.7%	1.1%	$474.8	97.2%	0.6%
Personal loans - custom program	158.1	99.1	0.2	85.6	98.6	0.3
Other loans (1)	60.6	95.1	2.0	53.3	96.0	2.2
Total	$546.7	96.0%	0.9%	$613.7	97.3%	0.7%
(1) Components of other loans are less than 10% of the outstanding principal balance presented individually.
(2) Includes both loans held for sale and loans held for investment.
(3) Expressed as a percent of outstanding principal balance.

Declines in the fair value of loans as a percent of outstanding principal balance from December 31, 2017 to June 30, 2018 were primarily due to increases in the yields required by investors to purchase our loans (as a result of increases in interest rates and expected credit losses) and the passage of time for short duration loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Annualized Charge-Off Rates

The following tables show annualized net charge-off rates, which is a measure of the performance of the loans facilitated by our platform. In contrast to the graphs above, these tables show the annualized charged-off balance of loans in a specific period as a percentage of the average outstanding balance for such period. The graphs above show net cumulative lifetime charge-offs as a percentage of original principal balance.

Net annualized charge-off rates are affected by the average age of the loans outstanding for a given quarter and the credit performance of those loans. Additionally, in any particular quarter the portfolios include loans from past vintages that were originated under prior credit underwriting parameters, and thus do not reflect the current credit underwriting models used to originate new loans.

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last five quarters are as follows:

Total Platform (1)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Personal Loans - Standard Program:
Annualized net charge-off rate	7.2%	7.8%	8.3%	7.6%	8.1%
Weighted-average age in months	12.5	12.8	12.8	12.9	12.9

Personal Loans - Custom Program:
Annualized net charge-off rate	13.7%	15.0%	14.8%	13.5%	14.1%
Weighted-average age in months	10.2	10.7	10.4	10.5	10.5

(1)
Total platform comprises all loans facilitated through the lending marketplace, including whole loans sold and loans financed by notes, certificates and secured borrowings, but excluding education and patient loans, auto refinance loans, and small business loans.

The annualized net charge-off rates for personal loans for both standard and custom programs for loans retained on our Condensed Consolidated Balance Sheets for the last five quarters are as follows:

Loans Retained on Balance Sheet	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Personal Loans - Standard Program:
Annualized net charge-off rate	8.9%	9.7%	10.7%	9.9%	10.2%
Weighted-average age in months	15.6	14.9	14.4	15.2	14.9

Personal Loans - Custom Program:
Annualized net charge-off rate	10.3%	11.1%	15.9%	17.4%	15.5%
Weighted-average age in months	6.6	17.0	12.3	17.3	15.7

The decrease in the annualized net charge-off rates in the second quarter of 2018 compared to the first quarter of 2018 for both the total platform and loans retained on our Condensed Consolidated Balance Sheets reflect the effect of lower observed actual charge-offs in the second quarter of 2018 in both the standard and custom personal loan programs. These decreases in the standard personal loan programs in the second quarter of 2018 compared to the first quarter of 2018 were driven by a combination of credit tightening in early 2017 and the composition of the outstanding balance toward lower risk grades.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The annualized net charge-off rates for standard program loans are higher for loans retained on our Condensed Consolidated Balance Sheets compared to loans reflected at the total platform level for each quarter because of, among other reasons, a difference in grade distribution for the two portfolios. The proportion of grade A, B and C loans is 58.5% of the retained loan portfolio compared to 64.3% for the total platform level as of June 30, 2018. This difference in loan grade distribution results in higher net charge-off rates for the loans on the Condensed Consolidated Balance Sheets compared to the total platform, as grade A, B and C loans have lower expected and actual credit losses.

The average number of months that loans have been retained on our Condensed Consolidated Balance Sheets for the custom personal loan programs decreased as of June 30, 2018 from December 31, 2017 due to purchase and sale activity of recently issued Near Prime loans in the second quarter of 2018.

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

In addition, there has been (and may continue to be) other litigation challenging lending arrangements where a bank or other third-party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination and servicing of a loan. In January 2017, the Colorado Administrator of the Uniform Consumer Credit Code filed suit against Avant, Inc., a company that operates an online consumer loan platform. The Administrator asserts that loans to Colorado residents facilitated through Avant’s platform were required to comply with Colorado laws regarding interest rates and fees, and that those laws were not preempted by federal laws that apply to loans originated by WebBank, the federally regulated issuing bank who originates loans through Avant’s platform, as well as through our platform. Although Avant removed its case to federal court in March 2017, the United States District Court for the District of Colorado issued an order in March 2018 remanding the case to the District Court for the City and County of Denver. In March 2018, the United States District Court for the District of Colorado also issued an order dismissing a parallel case brought by WebBank that sought a declaratory judgment regarding the applicability of preemption to Colorado usury laws and permanent injunctions against the Administrator that would prevent the Administrator from enforcing Colorado usury laws against WebBank and certain parties associated with loans originated by it. No assurance can be given as to the timing or outcome of these matters. However, these matters could potentially impact the Company’s business, including the maximum interest rates and fees that can be charged and application of certain consumer protection statutes.

In July 2018, the New York Department of Financial Services (NYDFS) issued an Online Lending Report (Report). The Report included information regarding the NYDFS’s actions to protect New York’s markets and consumers, and analyses and recommendations. The matters reviewed in the Report may be considered by the legislature in creating new laws or by the NYDFS in examining lending activity in the state.
Also in July 2018, the United States Department of the Treasury (Treasury) issued a report entitled, “A Financial System That Creates Economic Opportunities: Nonbank Financials, Fintech, and Innovation” (Treasury Report). In the Treasury Report, the Treasury sought to identify “improvements to the regulatory landscape that will better support nonbank financial institutions, embrace financial technology, and foster innovation.” In the Treasury Report, the Treasury recommended that Congress codify (or regulators clarify) that a bank originating loans through a

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

partnership with a third party (including financial technology companies) remains the “true lender” and that the loans may be fully enforceable according to their terms.
Also in July 2018, the Office of the Comptroller of the Currency (OCC) issued a policy statement announcing that the OCC will consider applications for special purpose national bank charters from financial technology (fintech) companies that are engaged in the business of banking but do not take deposits. In making its policy statement, the OCC also noted, “A national bank charter is only one option among many for companies engaged in the business of banking. Other options include pursuing state banking charters, appropriate business licenses, and partnerships with other federal or state financial institutions.” As the Company continually evaluates its structure, product offerings and future plans, the Company will continue to review and evaluate the proposed fintech charter.
Liquidity and Capital Resources

Liquidity

The following table sets forth certain cash flow information for the periods presented:

	Six Months Ended June 30,
Condensed Cash Flow Information:	2018	2017
Cash flow used for loan operating activities (1)	$(291,909)	$(34,073)
Cash flow provided by all other operating activities	79,419	3,421
Net cash used for operating activities	$(212,490)	$(30,652)

Cash flow provided by loan investing activities (2)	$448,295	$288,043
Cash flow provided by all other investing activities	7,730	59,905
Net cash provided by investing activities	$456,025	$347,948

Cash flow used for note, certificate and secured borrowings financing (2)	$(451,194)	$(287,499)
Cash flow provided by issuance of securitization notes and residual certificates and credit facilities	271,758	—
Cash flow used for all other financing activities	(52,521)	(23,093)
Net cash used for financing activities	$(231,957)	$(310,592)
Net increase in cash, cash equivalents and restricted cash	$11,578	$6,704

(1)	Cash flow used for loan operating activities primarily includes the purchase and sale of loans held for sale.

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

Our short-term liquidity needs generally relate to our working capital requirements, including the purchase of loans. These liquidity needs are generally met through cash generated from operating activities, including the sale of loans held for sale, repayment of loans held for investment and draws on our credit facilities. Additionally, we can use our cash, cash equivalents and available for sale securities as sources of liquidity. Operating activities used $212.5 million of cash in the first half of 2018 and used $30.7 million of cash in the first half of 2017. The increase in net cash used for operating activities was primarily driven by the purchase of loans held for sale. The timing of the purchases and sales of loans held for sale can occur in different periods and can therefore impact the amount of cash provided by or used for operating activities. In periods where we accumulate loans held for sale to be sold in a subsequent period, cash flow from operating activities will be negatively affected.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

During the first halves of 2018 and 2017, we purchased $2.5 billion and $3.7 billion, respectively, in loans funded by the issuance of notes to our retail investors, by the issuance of certificates, or by whole loan sales to institutional investors. If we experience a reduction in available investor capital to fund loans on our marketplace, transaction fees could decline, in which case we may use more of our capital to purchase loans. The Company used its own capital to purchase $2.0 billion in loans during the first half of 2018 and sold $1.9 billion in loans during the first half of 2018, of which $1.0 billion was securitized or contributed to CLUB Certificates ($316.1 million relates to the deconsolidation of a self-sponsored securitization trust) and $890.8 million was sold to whole loan investors. The fair value of loans invested in by the Company was $524.9 million as of June 30, 2018, of which $403.3 million were pledged as collateral for the Company’s Warehouse Facilities. See “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 7. Securitizations and Variable Entities” for further information. Our loan funding commitments primarily include an obligation to purchase loans resulting from direct mail marketing efforts and a commitment to purchase loans from WebBank two business days after origination.

Cash and cash equivalents are primarily held in institutional money market funds, interest-bearing deposit accounts at investment grade financial institutions, certificates of deposit, and commercial paper. Cash and cash equivalents were $434.2 million and $401.7 million as of June 30, 2018 and December 31, 2017, respectively. Changes in the balance of cash and cash equivalents are generally a result of timing related to working capital requirements, purchase or sale of loans and securities available for sale, changes in our secured Warehouse Facilities, changes in our secured Revolving Facility, and changes in restricted cash and other investments. Future cash requirements include certain contingent liabilities. The Company is involved in litigations and ongoing regulatory and government investigations, primarily related to outstanding legacy issues. As of June 30, 2018, we have $89.6 million in accrued contingent liabilities, but actual cash payments may be higher or lower if actual outcomes of legal actions or settlements are different. In July 2018, the Company made a $62.5 million payment related to contingent liabilities. See “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – 17. Commitments and Contingencies” for further information.

We invest in securities classified as available for sale. The fair value of securities available for sale as of June 30, 2018 and December 31, 2017 was $149.8 million and $117.6 million, respectively. At June 30, 2018, securities available for sale included $56.1 million in corporate debt securities, asset-backed securities, commercial paper, certificates of deposit and other securities. These securities were rated investment grade and there were no significant unrealized losses on the securities. Additionally, we have $93.7 million in asset-backed securities related to Company-sponsored securitizations (Class A and Class B securities rated Investment Grade, subordinated securities unrated or rated below Investment Grade) and CLUB Certificates (unrated), of which $92.0 million were subject to regulatory risk retention rules. See “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 7. Securitizations and Variable Interest Entities” for further information.

We have three secured Warehouse Facilities and a secured Revolving Facility with an aggregated credit limit of $599.6 million. As of June 30, 2018, we had $349.2 million in debt outstanding under the credit facilities. Repayment of outstanding debt is not due within the next twelve months, but may be repaid without penalty. See “Part I – Financial Information – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt” for further information.
We believe based on our projections and ability to reduce loan volume if needed, that our cash on hand, funds available from our lines of credit, and our cash flow from operations should to be sufficient to meet our liquidity needs for the next twelve months.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Capital Resources

Net capital expenditures were $25.4 million, or 7.7%, of total net revenue, and $19.7 million, or 7.5%, of total net revenue, for the first halves of 2018 and 2017, respectively. Capital expenditures generally consist of internally developed software, computer equipment, and construction in progress. Capital expenditures in 2018 are expected to be approximately $55.0 million, primarily related to costs associated with the continued development and support of our lending platform. In the future, we expect our capital expenditures to increase as we continue to enhance our platform to support the growth in our business.

Off-Balance Sheet Arrangements

As of both June 30, 2018 and December 31, 2017, a total of $5.5 million in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026.

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

Contingencies

For a comprehensive discussion of contingencies as of June 30, 2018, see “Part I – Financial Information – Item 1 – Financial Statements – Note 17. Commitments and Contingencies.”

Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates” in the Annual Report on Form 10-K. There have been no significant changes to these critical accounting estimates during the first half of 2018.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in market prices, interest rates and credit performance of loans. We are exposed to market risk directly through loans and securities on balance sheet, and indirectly through our investors.

Market Rate Sensitivity

As of June 30, 2018, we were exposed to market risk on $524.9 million of loans invested in by the Company at fair value, which have fixed interest rates. Changes in the fair value of these loans are primarily related to changes in market discount rates and interest rates, credit performance and prepayment rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any realized or unrealized losses on loans invested in by the Company are recorded in earnings. In the second quarter of 2018, we recorded $(26.5) million of losses in earnings on loans invested in by the Company.

During the second quarter of 2018, we purchased a total of $1.2 billion of loans through the platform using our own capital, primarily to support Company-sponsored securitizations and CLUB Certificate transactions and whole loan sale initiatives, marketplace equilibrium and to fund certain custom program loans.

The Company’s continued facilitation of loan originations depends on an active liquid market and third-party investor demand for whole loan sales and successful Company-sponsored securitizations and CLUB Certificate transactions. The Company could respond to disruptions in ongoing investor demand due to changes in yield expectations, availability and yield of alternative investments, and liquidity in capital markets with reductions in origination facilitations or sales of loans at discounts, thereby negatively impacting revenue.

Additionally, the servicing assets and servicing liabilities are sensitive to market rate of servicing assumptions. For additional information related to the sensitivity of the fair value of loans invested in by the Company and of the fair value of the servicing assets and liabilities, see “Part I – Financial Information – Item 1 – Financial Statements – Note 8. Fair Value of Assets and Liabilities – Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity.”

Interest Rate Sensitivity

In addition to the loans invested in by the Company referenced above, which have interest rate exposure, we invest in securities classified as available for sale that are also subject to interest rate risk. The fair value of securities available for sale, including asset-backed securities and residual interests related to Company-sponsored securitizations and the retained interests in any CLUB Certificates, corporate debt securities, certificates of deposit and commercial paper, was $149.8 million and $117.6 million at June 30, 2018 and December 31, 2017, respectively. To manage interest rate risk, we limit and monitor maturities, credit ratings, performance of loans underlying asset-backed securities, residual interests, CLUB Certificates and concentrations within the investment portfolio. Changes in U.S. interest rates affect the interest earned and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.2 million in the fair value of these securities available for sale as of June 30, 2018. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $1.2 million in the fair value of these securities available for sale as of June 30, 2018. Any unrealized gains or losses resulting from such interest rate changes would only be recorded in earnings if we sold the securities prior to maturity or if the securities are considered other-than-temporarily impaired.

We had cash and cash equivalents of $434.2 million as of June 30, 2018. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper, which are short-term. Cash and cash equivalents are held for working capital

LENDINGCLUB CORPORATION

purposes. Due to their short-term nature, we do not believe we have material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates.

Future funding activities, including $249.2 million of funding under the Warehouse Facilities and $100.0 million of debt outstanding under the Revolving Facility as of June 30, 2018, may increase our exposure to interest rate risk, as the interest rates payable on such funding are tied to LIBOR or other short-term market rates. See “Part I – Financial Information – Item 1 – Financial Statements – Note 13. Debt” for additional information.

Credit Performance Sensitivity

We invest in loans and asset-backed securities (including residual interests) related to Company-sponsored securitizations and CLUB Certificate transactions. The performance of these loans and asset-backed securities is dependent on the credit performance of loans facilitated by us. To manage this risk, we monitor borrower payment performance and how it may impact the valuation of our investments. The valuation of these investments is based on a discounted cash flow analysis and includes Level 3 assumptions. See “Part I – Financial Information – Item 1 – Financial Statements – Note 8. Fair Value of Assets and Liabilities – Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity” for additional information on credit performance sensitivity for loans invested in by the Company and “Part I – Financial Information – Item 1 – Financial Statements – Note 7. Securitizations and Variable Interest Entities” for additional information on credit performance sensitivity on asset-backed securities (including residual interests) related to Company-sponsored securitizations and CLUB Certificate transactions.

Any unrealized losses on asset-backed securities (including residual interests) are evaluated for other-than-temporary impairment. During the second quarter and first half of 2018, we recorded $0.8 million and $2.1 million, respectively, in other-than-temporary impairment charges. All other unrealized gains and losses are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2018 were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WebBank is subject to oversight by the FDIC and the State of Utah and must comply with complex rules and regulations, licensing and examination requirements, including requirements to maintain a certain amount of regulatory capital relative to its outstanding loans. We are a service provider to WebBank, and as such, we are subject to audit by WebBank in accordance with FDIC guidance related to management of third-party vendors. We are also subject to the examination and enforcement authority of the FDIC as a bank service company covered by the Bank Service Company Act. We have indemnification obligations and exposure under our agreements with WebBank, including with respect to our compliance with certain applicable laws. If WebBank were to suspend, limit or cease its operations or our relationship with WebBank were to otherwise terminate, we would need to implement a substantially similar arrangement with another issuing bank, obtain additional state licenses or curtail our operations. Our agreement with WebBank has an initial term ending on January 31, 2020 and shall renew automatically for two successive terms of one year each, unless either party provides notice of non-renewal to the other party in accordance with the provisions of the agreement. To date, no backup issuing banks have originated any loans facilitated through our marketplace and we no longer have a backup origination arrangement.

We believe that our relationship with WebBank is critical to our business. However, if we need to enter into alternative arrangements with a different issuing bank to replace our existing arrangements, we may not be able to negotiate a comparable alternative arrangement. Transitioning loan originations to a new issuing bank is untested and may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in our inability to facilitate loans through our platform. If we were unable to enter in an alternative arrangement with a different issuing bank, we would need to obtain a state license in each state in which we operate to enable us to originate

LENDINGCLUB CORPORATION

loans, as well as comply with other state and federal laws, which would be costly and time-consuming. If we were to become a loan originator through state licenses or federal charter, we may be constrained in our product offerings, capital requirements, or other limitations that may be less favorable than our current arrangements. If we are unsuccessful in maintaining our relationships with WebBank, our ability to provide loan products could be materially impaired and our operating results would suffer.

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

A portion of the loans facilitated through our platform are purchased by the Company for a variety of reasons, including, but not limited to: (i) to support the Company’s securitizations and other structured finance initiatives, including CLUB Certificate transactions, (ii) to facilitate certain whole loan sales initiatives, (iii) because such loans are associated with the testing or initial launch of alternative loan terms, programs or channels, and (iv) to mitigate marketplace imbalances on our platform for limited grades or terms, which arise when there is insufficient investor demand for certain loans available for purchase.

LENDINGCLUB CORPORATION

We may hold these loans for a short period or for a longer term. While these loans are on our balance sheet we earn interest on the loans but we have exposure to the credit risk of the borrowers. In the event of a decline or volatility in the credit risk of these borrowers the value of these held loans may decline. This may adversely impact the liquidity of these loans, which could produce losses if the Company is unable to realize their fair value or manage declines in their value, each of which may adversely affect our financial performance.

With respect to a portion of loans facilitated through our platform, including a portion of those that are purchased by the Company to mitigate marketplace imbalances for limited grades or terms, we may provide incentives to investors to purchase such loans from the Company or we may sell the loans at a price that is less than par. Any incentive or difference to par may be partially or wholly offset by other factors, such as interest earned on the loan prior to its sale. However, selling loans with incentives or at prices less than par may discourage investors from purchasing loans on our platform without incentives at such prices, cause the Company to realize less revenue than expected with respect to such loans or prompt dissatisfaction and complaints from investors unable to purchase incentivized or discounted loans, each of which may adversely affect our business and financial results.

We may incur substantial indebtedness and any failure to meet our debt obligations could adversely affect our business.

We can incur a significant amount of debt under our $120.0 million secured Revolving Facility and our $479.6 million secured Warehouse Facilities. As of June 30, 2018, we had $100.0 million outstanding balance under the secured revolving credit facility and $249.2 million in debt outstanding, in the aggregate, under our warehouse credit facilities. We may enter into additional financing arrangements, which could increase the aggregate amount of indebtedness we can incur.

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

Furthermore, as stated earlier, we have and may increasingly securitize assets and offer other similar structured instruments, such as our Club Certificate product. To support these offerings and other initiatives, we have and will likely continue to use credit facilities to finance the purchasing and holding of loans on our balance sheet, to ultimately be used in connection with such offerings and initiatives. If, however, we are unable to consummate these types of offerings or other initiatives in accordance with our expectations, we may be required to hold loans on our balance sheet for longer than expected, or until the maturity of the loans. This may adversely impact our ability to repay our indebtedness when due and divert resources away from other projects and initiatives.

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

As of June 30, 2018, we have sponsored six sales of unsecured personal whole loans through asset-backed securitizations in 2017 and 2018. In connection with these securitizations, as well as our whole loan and CLUB Certificate transactions, we made certain customary representations, warranties and covenants. If there is a breach

LENDINGCLUB CORPORATION

of those representations and warranties that materially and adversely affects the value of the subject loans, then we will be required to either cure the breach, repurchase the affected loans from the issuing entity, replace the affected loans with another loan or make a loss of value payment, as the case may be. Any losses that result could be material and have an adverse effect on our financial condition.

For a description of the interests we have retained in connection with complying with risk retention rules applicable to us as a sponsor of securitization transactions, see “Risk retention rules and recent developments in our business may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results” in our Annual Report on Form 10-K. In the event that we suffer losses on all or a portion of the interests in any securitization transaction that we have retained (whether to comply with applicable risk retention rules or otherwise), our financial condition could be harmed.

We may enter into similar transactions in the future and those transactions could likely entail similar and other substantial risks.

Any failure to protect our own intellectual property rights could impair our brand, or subject us to claims for alleged infringement by third parties, which could harm our business.

We rely on a combination of copyright, trade secret, trademark and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, underwriting and credit decisioning credit data, processes and other intellectual property. However, the steps we take to protect our intellectual property rights may be inadequate. Third parties may seek to challenge, invalidate or circumvent our copyright, trade secret, trademark and other rights or applications for any of the foregoing. Further, as our business continues to expand we may increase our dependence on third parties to provide additional products and services. Third parties who are contractually obligated to protect our intellectual property may be the target of data breaches or may breach their obligations and disseminate, misappropriate or otherwise misuse our proprietary technology, underwriting and credit decisioning credit data, processes and other intellectual property. Additionally, our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing on such rights. We may, however, be unaware of the intellectual property rights that others may claim cover some or all of our technology or services.

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

We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees and other third-party service providers. Our business depends on our employees and third-party service providers to facilitate the operation of our business and process a large number of increasingly complex transactions, and if any of our employees or third-party service providers provide unsatisfactory service or take, convert or misuse funds, documents or data or fail to follow protocol when interacting with borrowers and investors, we could lose customers, harm our reputation, be liable for damages, be subject to repurchase obligations and be subject to complaints, regulatory actions and penalties.

LENDINGCLUB CORPORATION

While we have internal procedures and oversight functions to protect the Company against this risk, we could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability.

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

Our restated Certificate of Incorporation and restated Bylaws contain provisions that can have the effect of delaying or preventing a change in control of us or changes in our management. The provisions, among other things:

•
establish a classified board of directors so that not all members of our board of directors are elected at one time. While we had proposed to declassify the board structure in our 2018 Annual Meeting of Stockholders, this proposal did not receive the required two-thirds majority vote to pass;

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

LENDINGCLUB CORPORATION

Item 5. Other Information

None.

LENDINGCLUB CORPORATION

Item 6. Exhibits

Exhibit Index

The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	August 8, 2018	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	August 8, 2018	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer