Form 10-Q
period 2018-09-30
LendingClub Corp
filed 2018-11-07
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
Commission File Number: 001-36771

LendingClub Corporation (Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

71 Stevenson Street, Suite 1000, San Francisco, CA 94105
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (415) 632-5600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 31, 2018, there were 426,208,997 shares of the registrant’s common stock outstanding.

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

•	the impact of holding loans on and our ability to sell loans off our balance sheet;

•	transaction fees or other revenue we expect to recognize after loans are issued by the issuing banks who originate loans facilitated through our platform;

•	interest income on our loans invested in by the Company and the negative fair value adjustments on associated loans;

•	our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between the interim period and full year results;

•	capital expenditures;

LENDINGCLUB CORPORATION

•	interest rate risk and credit performance associated with the outstanding principal balance of loans and other securities and their impact to investor returns and demand for our products;

•	the impact of new accounting standards;

•	the impact of pending litigation and regulatory investigations and inquiries;

•	our compliance with applicable local, state and Federal laws, regulations and regulatory developments or court decisions affecting our business;

•	investor, borrower, platform and loan performance-related factors that may affect our revenue;

•	the potential adoption rates and returns related to new products and services;

•	the potential impact of macro-economic developments that could impact the credit performance of our loans, notes, certificates and secured borrowings, and influence borrower and investor behavior;

•	our ability to develop and maintain effective internal controls;

•	our ability to recruit and retain quality employees to support current operations and future growth;

•	the impact of expense initiatives;

•	our ability to manage and repay our indebtedness; and

•	other risk factors listed from time to time in reports we file with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (1)	$348,018	$401,719
Restricted cash (1)	203,258	242,570
Securities available for sale (includes $24,748 and $0 pledged as collateral at fair value, respectively)	165,442	117,573
Loans held for investment at fair value (1)	2,133,829	2,932,325
Loans held for investment by the Company at fair value (1)	12,198	361,230
Loans held for sale by the Company at fair value (1)	459,283	235,825
Accrued interest receivable (1)	24,546	33,822
Property, equipment and software, net	110,510	101,933
Intangible assets, net	18,988	21,923
Goodwill	—	35,633
Other assets (1)	113,896	156,278
Total assets	$3,589,968	$4,640,831
Liabilities and Equity
Accounts payable	$8,778	$9,401
Accrued interest payable (1)	22,050	32,992
Accrued expenses and other liabilities (1)	136,629	228,380
Payable to investors	96,767	143,310
Notes, certificates and secured borrowings at fair value (1)	2,152,316	2,954,768
Payable to securitization note and residual certificate holders (includes $1,479 at fair value as of December 31, 2017) (1)	—	312,123
Credit facilities and securities sold under repurchase agreements (1)	305,336	32,100
Total liabilities	2,721,876	3,713,074
Equity
Common stock, $0.01 par value; 900,000,000 shares authorized; 428,434,596 and 419,756,546 shares issued, respectively; 426,151,896 and 417,473,846 shares outstanding, respectively	4,284	4,198
Additional paid-in capital	1,384,933	1,327,206
Accumulated deficit	(504,265)	(389,419)
Treasury stock, at cost; 2,282,700 shares	(19,485)	(19,485)
Accumulated other comprehensive income (loss)	172	(5)
Total LendingClub stockholders’ equity	865,639	922,495
Noncontrolling interests	2,453	5,262
Total equity	868,092	927,757
Total liabilities and equity	$3,589,968	$4,640,831

(1)	Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

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

	September 30, 2018	December 31, 2017
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$—	$—
Restricted cash	31,855	34,370
Loans held for investment at fair value	770,901	1,202,260
Loans held for investment by the Company at fair value	—	350,699
Loans held for sale by the Company at fair value	307,828	60,812
Accrued interest receivable	9,596	15,602
Other assets	2,456	6,324
Total assets of consolidated variable interest entities	$1,122,636	$1,670,067
Liabilities of consolidated VIEs, included in total liabilities above
Accrued interest payable	$8,804	$14,789
Accrued expenses and other liabilities	1,214	52
Notes, certificates and secured borrowings at fair value	776,403	1,210,349
Payable to securitization note and residual certificate holders	—	312,123
Credit facilities and securities sold under repurchase agreements	185,752	32,100
Total liabilities of consolidated variable interest entities	$972,173	$1,569,413

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue:
Transaction fees	$137,781	$121,905	$384,889	$327,911
Investor fees	29,169	20,499	84,464	62,795
Gain on sales of loans (1)	10,919	6,680	35,470	13,017
Other revenue (1)	1,458	1,375	4,382	5,070
Net interest income and fair value adjustments:
Interest income	115,514	151,532	381,292	469,788
Interest expense	(90,642)	(139,681)	(302,383)	(448,628)
Net fair value adjustments (1)	(19,554)	(8,280)	(74,823)	(11,868)
Net interest income and fair value adjustments (1)	5,318	3,571	4,086	9,292
Total net revenue	184,645	154,030	513,291	418,085
Operating expenses:
Sales and marketing	73,601	59,570	200,164	169,735
Origination and servicing	25,431	21,321	73,669	63,044
Engineering and product development	41,216	32,860	115,703	104,338
Other general and administrative	57,446	46,925	167,338	142,994
Goodwill impairment	—	—	35,633	—
Class action and regulatory litigation expense	9,738	—	35,500	—
Total operating expenses	207,432	160,676	628,007	480,111
Loss before income tax expense	(22,787)	(6,646)	(114,716)	(62,026)
Income tax (benefit) expense	(38)	13	25	(79)
Consolidated net loss	(22,749)	(6,659)	(114,741)	(61,947)
Less: Income (Loss) attributable to noncontrolling interests	55	(129)	105	(119)
LendingClub net loss	$(22,804)	$(6,530)	$(114,846)	$(61,828)
Net loss per share attributable to LendingClub:
Basic	$(0.05)	$(0.02)	$(0.27)	$(0.15)
Diluted	$(0.05)	$(0.02)	$(0.27)	$(0.15)
Weighted-average common shares - Basic	424,359,142	412,778,995	421,306,508	406,633,850
Weighted-average common shares - Diluted	424,359,142	412,778,995	421,306,508	406,633,850

(1)
Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
LendingClub net loss	$(22,804)	$(6,530)	$(114,846)	$(61,828)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	677	4	286	289
Other comprehensive income (loss), before tax	677	4	286	289
Income tax effect	70	—	50	114
Other comprehensive income (loss), net of tax	607	4	236	175
Less: Other comprehensive income (loss) attributable to noncontrolling interests	42	(3)	59	(3)
LendingClub other comprehensive income (loss), net of tax	565	7	177	178
LendingClub comprehensive income (loss)	(22,239)	(6,523)	(114,669)	(61,650)
Comprehensive income (loss) attributable to noncontrolling interests	42	(3)	59	(3)
Total comprehensive income (loss)	$(22,197)	$(6,526)	$(114,610)	$(61,653)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	LendingClub Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Non-controlling interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	417,473,846	$4,198	$1,327,206	2,282,700	$(19,485)	$(5)	$(389,419)	$922,495	$5,262	$927,757
Stock-based compensation and related tax effects	—	—	64,441	—	—	—	—	64,441	—	64,441
Issuances under equity incentive plans, net of tax	7,740,443	77	(9,478)	—	—	—	—	(9,401)	—	(9,401)
ESPP purchase shares	937,607	9	2,764	—	—	—	—	2,773	—	2,773
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	—	177	—	177	58	235
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(2,972)	(2,972)
Net loss	—	—	—	—	—	—	(114,846)	(114,846)	105	(114,741)
Balance at September 30, 2018	426,151,896	$4,284	$1,384,933	2,282,700	$(19,485)	$172	$(504,265)	$865,639	$2,453	$868,092

	LendingClub Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Non-controlling interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2016	397,979,772	$4,003	$1,226,206	2,282,700	$(19,485)	$(767)	$(234,187)	$975,770	$—	$975,770
Stock-based compensation and related tax effects	—	—	63,475	—	—	—	(1,397)	62,078	—	62,078
Issuances under equity incentive plans, net of tax	16,211,773	162	14,072	—	—	—	—	14,234	—	14,234
ESPP purchase shares	565,701	5	2,851	—	—	—	—	2,856	—	2,856
Net unrealized gain (loss) on available for sale securities, net of tax	—	—	—	—	—	178	—	178	(3)	175
Contribution of interests in consolidated VIE	—	—	—	—	—	—	—	—	7,722	7,722
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(1,037)	(1,037)
Net loss	—	—	—	—	—	—	(61,828)	(61,828)	(119)	(61,947)
Balance at September 30, 2017	414,757,246	$4,170	$1,306,604	2,282,700	$(19,485)	$(589)	$(297,412)	$993,288	$6,563	$999,851

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Consolidated net loss	$(114,741)	$(61,947)
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Net fair value adjustments	74,823	11,868
Change in fair value of loan servicing liabilities	(677)	(1,947)
Change in fair value of loan servicing assets	22,253	16,083
Stock-based compensation, net	57,369	54,692
Goodwill impairment charge	35,633	—
Depreciation and amortization	39,927	32,405
(Gain) Loss on sales of loans	(39,493)	(25,306)
Other, net	3,794	1,588
Purchase of loans held for sale	(5,431,011)	(4,240,099)
Principal payments received on loans held for sale	160,623	24,860
Proceeds from sales of whole loans	3,748,498	3,955,878
Purchase of loans held for sale by consolidated VIE	(270,770)	(491,414)
Proceeds from sale of securities by consolidated VIE, net of underwriting fees and costs	1,505,887	569,443
Net change in operating assets and liabilities:
Accrued interest receivable, net	(2,010)	4,174
Other assets	62,739	(13,663)
Accounts payable	(883)	(3,810)
Accrued interest payable	(10,563)	(5,596)
Accrued expenses and other liabilities	(103,561)	11,963
Net cash used for operating activities	(262,163)	(160,828)
Cash Flows from Investing Activities:
Purchases of loans	(778,931)	(1,407,664)
Principal payments received on loans	1,379,712	1,863,338
Proceeds from recoveries and sales of charged-off loans	49,463	34,808
Proceeds from sales of whole loans	—	2,118
Purchases of securities available for sale	(104,063)	(90,174)
Proceeds from sales, maturities, redemptions and paydowns of securities available for sale	118,965	191,504
Proceeds from paydowns of asset-backed securities related to Company-sponsored securitizations and CLUB Certificate transactions	31,557	2,268
Other investing activities	1,511	—
Purchases of property, equipment and software, net	(37,881)	(31,751)
Net cash provided by investing activities	660,333	564,447

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Financing Activities:
Change in payable to investors	(52,959)	(31,991)
Proceeds from issuance of notes and certificates	775,441	1,389,999
Repayments of secured borrowings	(116,065)	—
Principal payments on and retirements of notes and certificates	(1,261,918)	(1,863,041)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(48,858)	(34,550)
Principal payments on securitization notes	(45,709)	—
Proceeds from credit facilities and securities sold under repurchase agreements	1,493,305	—
Principal payments on credit facilities and securities sold under repurchase agreements	(1,219,529)	—
Payment for debt issuance costs	(1,600)	—
Proceeds from issuances under equity incentive plans, net of tax	1,921	14,265
Proceeds from issuance of common stock for ESPP	2,773	2,856
Net cash outflow from deconsolidation of VIE	(15,013)	—
Purchase of noncontrolling interests in consolidated VIE	—	(6,307)
Return of capital to noncontrolling interests in consolidated VIE	(2,712)	(999)
Dividends paid to noncontrolling interests in consolidated VIE	(260)	(38)
Net cash used for financing activities	(491,183)	(529,806)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(93,013)	(126,187)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	644,289	693,412
Cash, Cash Equivalents and Restricted Cash, End of Period	$551,276	$567,225
Supplemental Cash Flow Information:
Cash paid for interest	$309,641	$454,026
Non-cash investing activity:
Accruals for property, equipment and software	$1,657	$1,360
Beneficial interests retained from securitization and CLUB Certificate transactions	$82,939	$36,065
Non-cash financing activity:
Noncontrolling interests’ contribution of beneficial interests in consolidated VIE	$—	$7,722
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$269,151	$—

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

The following presents cash, cash equivalents and restricted cash by category within the Condensed Consolidated Balance Sheets:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$348,018	$401,719
Restricted cash	203,258	242,570
Total cash, cash equivalents and restricted cash	$551,276	$644,289

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

1. Basis of Presentation

LendingClub Corporation (LendingClub) operates an online lending marketplace platform that connects borrowers and investors. Various wholly-owned subsidiaries of LendingClub have been established to enter into warehouse credit agreements with certain lenders for secured credit facilities. Additionally, LendingClub has established various entities in connection with its role as the sponsor of asset-backed securities transactions, which include transactions that provide accredited investors and qualified institutional buyers the opportunity to invest in a pool of unsecured personal whole loans in a certificated form (CLUB Certificates). Company-sponsored securitizations and CLUB Certificate transactions are collectively referred to as “structured program transactions.” LC Trust I (the Trust) is an independent Delaware business trust that acquires loans from LendingClub and holds them for the sole benefit of certain investors that have purchased trust certificates issued by the Trust that are related to specific underlying loans for the benefit of the investor. Springstone Financial, LLC (Springstone), is a wholly-owned subsidiary of LendingClub that facilitates the origination of education and patient finance loans by third-party issuing banks. LendingClub Asset Management, LLC (LCAM), is a registered investment advisor with the Securities and Exchange Commission (SEC) and wholly-owned subsidiary of LendingClub that acts as the general partner for certain private funds. Additionally, LCAM is an advisor to separately managed accounts (SMAs) and funds of which LCAM’s wholly-owned subsidiaries are the general partners.

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

The Company presents loans under a number of different captions to align the assets to their associated liabilities, if any. “Loans held for investment at fair value” are loans which are related to the Company’s retail notes, certificates and secured borrowings program. The Company is not exposed to market risk, interest rate risk or credit risk on these loans and all loan cash flows flow directly to the retail note, certificate and secured borrowing owners. The associated liability for this loan category is included in the caption “Notes, certificates and secured borrowings at fair value.” Loans included in “Loans held for investment by the Company at fair value” and “Loans held for sale by the Company at fair value” are loans which the Company has purchased and from which the Company earns interest income and records net fair value adjustments in earnings for changes in the valuation of loans.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the nine month period ended September 30, 2018, except as noted below.

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

Transaction fees are based on the initial principal amount of the loans facilitated by the Company and paid by the issuing banks and education and patient service providers each time a loan is issued by the issuing banks. Transaction fees to which the Company expects to be entitled are variable consideration because loan volume originated over the contractual term is not known at the contract’s inception. The transaction fee is determined each time a loan is issued based on that loan’s initial principal amount. The Company pays WebBank a loan trailing fee as consideration payable to customers (the issuing banks and education and patient service providers). The loan trailing fee liability is recorded in “Accrued expenses and other liabilities” on the Company’s Condensed Consolidated Balance Sheets. See “Loan Trailing Fee Liability” in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” in the Annual Report for further discussion. Additionally, the Company assumes the issuing bank’s obligation under Utah law to refund the pro-rated amount of the transaction fee in excess of 5% in the event the borrower prepays the loan in full before maturity. Additionally, the Company may provide refunds to borrowers when the borrower cancels the loan under certain conditions. The Company estimates refunds based on historical information. Transaction fees are reduced by estimated trailing fees and refunds.

Because the contract contains a single performance obligation, the entire transaction fee is allocated to the single performance obligation, which is satisfied at the time a loan facilitated by the Company is issued by the issuing bank. Because revenue is recognized at the same time that payments are received, there are no associated contract assets, contract liabilities, or accounts receivable.

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

Investor fees related to investment funds and separately managed accounts (SMAs) are revenue from contracts with customers. The Company receives the fees in exchange for the performance obligation of providing a series of distinct investment management services that are satisfied over time. The fees are payable monthly in arrears based on the month-end capital account or asset balance, but the fees can be, and have been, modified or waived at the discretion of LCAM. Investor fees related to investment funds and SMAs are recognized at the end of each month.

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

Adoption of New Accounting Standards

The Company adopted the following accounting standards during the nine month period ended September 30, 2018:

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

The adoption of Topic 606 did not change (1) the timing and pattern of revenue recognition for revenue streams in the scope of Topic 606, which includes transaction fees, management fees, and referral revenue, (2) the presentation of revenue as gross versus net, or (3) the amount of contract assets, contract liabilities, and deferred contract costs. Therefore, the adoption of Topic 606 had no impact on the Company’s financial position, results of operations, equity or cash flows as of the adoption date or for the nine month period ended September 30, 2018. The Company has included the disclosures required by Topic 606 in “Note 3. Revenue from Contracts with Customers.”

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

ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses diversity in practice in how certain cash receipts and payments are presented and classified in the statements of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company adopted ASU 2016-15 on January 1, 2018 and applied it retrospectively to all periods presented in the Consolidated Statements of Cash Flows. The adoption did not impact the Condensed Consolidated Statements of Cash Flows.

ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, which addresses the diversity in the classification and presentation of changes in restricted cash in the statements of cash flows, by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statements of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 and applied it retrospectively to all periods presented in the Consolidated Statements of Cash Flows. Upon adoption, changes in restricted cash, which had previously been presented as investing activities, are now included within beginning and ending cash, cash equivalents and restricted cash in our Condensed Consolidated Statements of Cash Flows.

ASU 2017-09 Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The Company prospectively adopted ASU 2017-09 on January 1, 2018. The adoption did not have an impact on the Company’s financial position, results of operations, cash flows or related disclosures.

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

New Accounting Standards Not Yet Adopted

Updates to the new accounting standards not yet adopted as disclosed in the Annual Report and recently issued are as follows:

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to record on their balance sheets a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. The Company has elected to not recognize lease liabilities and ROU assets for leases with terms of 12 months or less. ASU 2016-02 requires a modified retrospective transition

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which allows for an additional optional transition method where comparative periods presented in the financial statements in the period of adoption will not be restated and instead those periods will be presented under existing guidance in accordance with ASC 840, Leases. The ASUs are effective January 1, 2019, with early adoption permitted. We will adopt ASC 842 in the first quarter of 2019 and have elected to not restate prior periods and will present the cumulative effect of applying the new standard within the opening balance of retained earnings on January 1, 2019. The Company has completed the first phase of the lease implementation project which includes scoping, contract review, and determining policy elections. We are in the process of completing quantification of the standard, assessment of implementation controls, and documentation of the new ASC 842 accounting policy. The Company is continuing to evaluate the impact of this guidance on its financial position, results of operations, cash flows and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and valuation processes for Level 3 fair value measurements. The ASU adds new disclosure requirements for Level 3 measurements. The new guidance is effective January 1, 2020 and permits early adoption of either the entire standard or only the provisions that eliminate or modify the requirements. The Company is evaluating the impact this ASU will have on its disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software - (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard is effective January 1, 2020, with early adoption permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs after the date of adoption. The Company is evaluating the impact this ASU will have on its financial position, results of operations, and cash flows.

3. Revenue from Contracts with Customers

The Company’s revenue from contracts with customers includes transaction fees, investor fees related to investment funds and SMAs, and referral fees. Management fees related to investment funds and SMAs are presented as a component of “Investor fees” and referral fees are presented as a component of “Other revenue” in the Condensed Consolidated Statements of Operations.

The following tables present the Company’s revenue from contracts with customers, disaggregated by revenue source for the third quarter and first nine months of 2018:

	Three Months Ended September 30, 2018	Timing of Revenue Recognition
		Services Transferred at a Point of Time	Services Transferred Over Time

Transaction fees	$137,781	$—	$137,781
Investor fees - Funds and SMAs	26	—	26
Referral fees	1,065	—	1,065
Total Revenue from Contracts with Customers	$138,872	$—	$138,872

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Nine Months Ended September 30, 2018	Timing of Revenue Recognition
		Services Transferred at a Point of Time	Services Transferred Over Time

Transaction fees	$384,889	$—	$384,889
Investor fees - Funds and SMAs	104	—	104
Referral fees	2,815	—	2,815
Total Revenue from Contracts with Customers	$387,808	$—	$387,808

Revenues are recognized when control of the promised services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. For additional detail on the Company’s accounting policy regarding revenue recognition, see “Note 2. Summary of Significant Accounting Policies” above.

The Company recognizes transaction fees at the time it receives such fees, therefore, no accounts receivable is recorded for transaction fees. Management fees and referral fees are received after the Company satisfies its performance obligation. As of September 30, 2018, accounts receivable from these fees were $0.6 million. The Company had no bad debt expense for the third quarter and first nine months of 2018. The Company had no contract assets, contract liabilities, or deferred contract costs recorded as of September 30, 2018. Additionally, the Company did not recognize any revenue from performance obligations related to prior periods (for example, due to changes in transaction price) for the third quarter and first nine months of 2018.

4. Net Loss Per Share

The following table details the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
LendingClub net loss	$(22,804)	$(6,530)	$(114,846)	$(61,828)
Weighted-average common shares - Basic	424,359,142	412,778,995	421,306,508	406,633,850
Weighted-average common shares - Diluted	424,359,142	412,778,995	421,306,508	406,633,850
Net loss per share attributable to LendingClub:
Basic	$(0.05)	$(0.02)	$(0.27)	$(0.15)
Diluted	$(0.05)	$(0.02)	$(0.27)	$(0.15)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of September 30, 2018 and December 31, 2017, were as follows:

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securitized asset-backed senior securities (1)(2)	$67,058	$55	$(58)	$67,055
CLUB Certificate asset-backed securities (1)	29,004	152	(110)	29,046
Certificates of deposit	22,446	—	—	22,446
Securitized asset-backed subordinated residual certificates (1)	13,302	291	(15)	13,578
Asset-backed securities	12,037	—	(1)	12,036
Corporate debt securities	11,690	3	(3)	11,690
Commercial paper	9,093	—	—	9,093
Other securities	498	—	—	498
Total securities available for sale	$165,128	$501	$(187)	$165,442

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securitized asset-backed senior securities (1)	$36,953	$73	$(6)	$37,020
Certificates of deposit	24,758	—	—	24,758
Corporate debt securities	16,268	1	(11)	16,258
Asset-backed securities	14,843	1	(1)	14,843
Commercial paper	14,665	—	—	14,665
Securitized asset-backed subordinated residual certificates (1)	8,262	—	(26)	8,236
CLUB Certificate asset-backed securities (1)	1,796	11	(14)	1,793
Total securities available for sale	$117,545	$86	$(58)	$117,573

(1)
As of September 30, 2018, and December 31, 2017, $108.0 million and $45.3 million, respectively, of the asset-backed securities related to structured program transactions at fair value are subject to restrictions on transfer pursuant to the Company's obligations as a “sponsor” under the U.S. Risk Retention Rules (as more fully described in “Part II. Other Information – Item 1A. Risk Factors – Risk retention rules and recent developments in our business may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results” in the Annual Report).

(2)	Includes $24.7 million of securities pledged as collateral at fair value. See “Note 13. Debt” for further information.

The senior securities and the subordinated residual certificates related to Company-sponsored securitization transactions and the retained portion of any CLUB Certificates are accounted for as securities available for sale, as described in “Note 7. Securitizations and Variable Interest Entities.” The senior securities are valued using prices obtained from third-party pricing services (Level 2 of the fair value hierarchy), as described in the Annual Report (“Note 2. Summary of Significant Accounting Policies”). The subordinated residual certificates and retained portions of the CLUB Certificates are valued using discounted cash flow models that incorporate contractual

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

payment terms and estimated discount rates, credit losses, and prepayment rates (Level 3 of the fair value hierarchy).

A summary of securities available for sale with unrealized losses as of September 30, 2018, and December 31, 2017, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to structured program transactions (1)	$44,930	$(183)	$—	$—	$44,930	$(183)
Asset-backed securities	5,796	(1)	—	—	5,796	(1)
Corporate debt securities	3,386	(3)	—	—	3,386	(3)
Other securities	498	—	—	—	498	—
Total securities with unrealized losses (2)	$54,610	$(187)	$—	$—	$54,610	$(187)

	Less than 12 months		12 months or longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to structured program transactions	$26,534	$(46)	$—	$—	$26,534	$(46)
Corporate debt securities	14,368	(11)	—	—	14,368	(11)
Asset-backed securities	4,401	(1)	—	—	4,401	(1)
Total securities with unrealized losses (2)	$45,303	$(58)	$—	$—	$45,303	$(58)

(1)	Includes $24.7 million of securities pledged as collateral at fair value. See “Note 13. Debt” for further information.

(2)	The number of investment positions with unrealized losses at September 30, 2018 and December 31, 2017 totaled 34 and 24, respectively.

During the third quarter and first nine months of 2018, the Company recognized $0.2 million and $2.3 million, respectively, in other-than-temporary impairment charges on its subordinated residual certificates held as a result of its Company-sponsored securitization transactions and on the retained portions of any CLUB Certificates. There were no credit losses recognized into earnings for other-than-temporarily impaired securities held by the Company during the third quarter and first nine months of 2018 for which a portion of the impairment was previously recognized in other comprehensive income. During the third quarter and first nine months of 2017, the Company recognized $505 thousand in other-than-temporary impairment charges on its subordinated residual certificates held as a result of its Company-sponsored securitization transactions.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of securities available for sale at September 30, 2018, were as follows:

	Fair Value	Amortized Cost
Within 1 year:
Certificates of deposit	$22,446	$22,446
Corporate debt securities	11,690	11,690
Asset-backed securities	10,536	10,537
Commercial paper	9,093	9,093
Other securities	498	498
Total	$54,263	$54,264
After 1 year through 5 years:
Asset-backed securities	$1,500	$1,500
Total	$1,500	$1,500
Asset-backed securities related to structured program transactions (1)	$109,679	$109,364
Total securities available for sale	$165,442	$165,128

(1)	Includes $24.7 million of securities pledged as collateral at fair value. See “Note 13. Debt” for further information.

During the third quarter and first nine months of 2018, the Company and Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary of the Company, sold a combined $576.7 million and $1.5 billion, respectively, in asset-backed securities related to structured program transactions. During the third quarter and first nine months of 2017, the Company’s Depositor and a majority-owned affiliate (MOA) of the Company sold a combined $313.2 million and $578.6 million, respectively, in asset-backed securities related to Company-sponsored securitization transactions. There were no realized gains or losses related to such sales. For further information, see “Note 7. Securitizations and Variable Interest Entities.” Proceeds from other sales of securities available for sale during the first nine months of 2018 were $0.5 million resulting in an immaterial loss. There were no other sales of securities available for sale during the first nine months of 2017.

6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings

Loans Held for Investment, Notes, Certificates and Secured Borrowings

The Company sells loans and issues notes and the Trust issues certificates as a means to allow investors to invest in the corresponding loans. At September 30, 2018 and December 31, 2017, loans held for investment, notes, certificates and secured borrowings measured at fair value on a recurring basis were as follows:

	Loans Held for Investment		Notes, Certificates and Secured Borrowings
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Aggregate principal balance outstanding	$2,284,844	$3,141,391	$2,300,659	$3,161,080
Net fair value adjustments	(151,015)	(209,066)	(148,343)	(206,312)
Fair value	$2,133,829	$2,932,325	$2,152,316	$2,954,768

At September 30, 2018, $108.0 million of the aggregate principal balance outstanding and a fair value of $101.9 million included in “Loans held for investment” were pledged as collateral for secured borrowings. At December 31, 2017, $242.7 million of the aggregate principal balance outstanding and a fair value of $228.1 million

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

included in “Loans held for investment” were pledged as collateral for secured borrowings. See “Note 14. Secured Borrowings” for additional information.

The following table provides the balance of notes, certificates and secured borrowings at fair value at the end of the periods indicated:

	September 30, 2018	December 31, 2017
Notes	$1,270,359	$1,512,052
Certificates	776,404	1,210,349
Secured borrowings	105,553	232,367
Total notes, certificates and secured borrowings	$2,152,316	$2,954,768

Loans Invested in by the Company

At September 30, 2018 and December 31, 2017, loans invested in by the Company for which there were no associated notes, certificates or secured borrowings were as follows:

	Loans Invested in by the Company
	Loans Held for Investment		Loans Held for Sale		Total
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Aggregate principal balance outstanding	$13,296	$371,379	$479,316	$242,273	$492,612	$613,652
Net fair value adjustments	(1,098)	(10,149)	(20,033)	(6,448)	(21,131)	(16,597)
Fair value	$12,198	$361,230	$459,283	$235,825	$471,481	$597,055

The net fair value adjustments of $(21.1) million and $(16.6) million represent net unrealized losses recorded in earnings on loans invested in by the Company at September 30, 2018 and December 31, 2017, respectively. Total fair value adjustments recorded in earnings on loans invested in by the Company of $(20.5) million and $(75.5) million during the third quarter and first nine months of 2018, respectively, include net realized losses and changes in net unrealized losses. Net interest income earned on loans invested in by the Company during the third quarter and first nine months of 2018 was $22.1 million and $71.6 million, respectively.

The Company used its own capital to purchase $1.2 billion in loans during the third quarter of 2018 and sold $1.2 billion in loans during the third quarter of 2018, of which $608.4 million was securitized through Company-sponsored securitization transactions or sold to series trusts in connection with the issuance of CLUB Certificates and $585.6 million was sold to whole loan investors. The aggregate principal balance outstanding of loans invested in by the Company was $492.6 million at September 30, 2018, of which $479.3 million was held for sale primarily for future anticipated securitization and CLUB Certificate initiatives, and sales to whole loan investors. See “Note 8. Fair Value of Assets and Liabilities” for a fair value rollforward of loans invested in by the Company for the third quarters and first nine months of 2018 and 2017.

At September 30, 2018 and December 31, 2017, $0 and $359.4 million of the aggregate principal balance outstanding included in “Loans held for investment by the Company at fair value” was pledged as collateral for payables to securitization note and residual certificate holders, respectively. Additionally, at September 30, 2018 and December 31, 2017, $318.4 million and $62.1 million of the aggregate principal balance outstanding included in

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

“Loans held for sale by the Company at fair value” was pledged as collateral for the Company’s warehouse credit facilities, respectively. See “Note 13. Debt” for additional information related to these debt obligations.

Loans that were 90 days or more past due (including non-accrual loans) were as follows:

	September 30, 2018	December 31, 2017
	> 90 days past due and non-accrual loans (1)	> 90 days past due	Non-accrual loans (1)
Loans held for investment and loans held for sale:
Outstanding principal balance	$23,217	$36,588	$3,289
Net fair value adjustments	(19,015)	(30,071)	(2,675)
Fair value	$4,202	$6,517	$614
Number of loans (not in thousands)	2,572	3,779	591

Loans invested in by the Company:
Outstanding principal balance	$2,451	$1,015	$122
Net fair value adjustments	(2,039)	(861)	(107)
Fair value	$412	$154	$15
Number of loans (not in thousands)	372	257	34

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

7. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The Company has segregated its involvement with VIEs between consolidated VIEs and unconsolidated VIEs. The following tables provide the classifications of assets and liabilities on the Company’s Condensed Consolidated Balance Sheets for its transactions with VIEs at September 30, 2018 and December 31, 2017:

September 30, 2018	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$31,855	$—	$31,855
Securities available for sale at fair value	—	109,679	109,679
Loans held for investment at fair value	770,901	—	770,901
Loans held for sale by Company at fair value	307,828	—	307,828
Accrued interest receivable	9,596	1,053	10,649
Other assets	2,456	27,867	30,323
Total assets	$1,122,636	$138,599	$1,261,235
Liabilities
Accrued interest payable	$8,804	$—	$8,804
Accrued expenses and other liabilities	1,214	—	1,214
Notes, certificates and secured borrowings at fair value	776,403	—	776,403
Credit facilities and securities sold under repurchase agreements	185,752	24,584	210,336
Total liabilities	972,173	24,584	996,757
Total net assets	$150,463	$114,015	$264,478

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

Consolidated VIEs

The Company consolidates VIEs when it is deemed to be the primary beneficiary. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity. A consolidation analysis can generally be performed qualitatively, however if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. See “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report for additional information.

LC Trust I Certificates

The Company established the Trust for the purpose of acquiring and holding loans for the sole benefit of certain investors that have purchased trust certificates issued by the Trust. The Company is obligated to ensure that the Trust meets minimum capital requirements with respect to funding the administrative activities and maintaining the operations of the Trust.

Consolidated Securitizations

The Company previously consolidated a self-sponsored securitization trust, and therefore no gain or loss on sale of loans was recognized from the securitization transaction at the time the transaction was consummated. In May 2018, the Company sold a portion of the residual certificates of the self-sponsored securitization trust and no longer holds a significant variable interest in the securitization trust. As a result, the Company deconsolidated the securitization trust and recognized a $1.8 million gain on deconsolidation, which was recorded in “Gain on sales of loans” in the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Company’s Condensed Consolidated Statements of Operations during the second quarter of 2018. The Company retained 5% of the beneficial interests issued by the securitization trust, which are classified as securities available for sale. Additionally, the Company’s continued involvement includes loan servicing responsibilities for which it receives servicing fees over the life of the underlying loans.

CLUB Certificates

In May 2018, the Company acquired two previously sold CLUB Certificates, and as a result consolidated the two corresponding series trusts whose underlying loans were subsequently contributed to a Company-sponsored securitization. The Company recognized a $0.5 million loss on consolidation, primarily due to the derecognition of the related servicing asset. The loss on derecognition of the servicing asset was recorded in “Investor fees” in the Company’s Condensed Consolidated Statements of Operations during the second quarter of 2018. The Company redeemed the CLUB Certificates, received the underlying loans, and dissolved the two series trusts prior to the end of the second quarter of 2018.

Warehouse Credit Facilities

The Company established certain entities (deemed to be VIEs) to enter into warehouse credit facilities for the purpose of purchasing loans from LendingClub. See “Part II - Item 8 - Financial Statements and Supplementary Data - Note 13. Debt” in the Annual Report for additional information.

The following table presents a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs at September 30, 2018 and December 31, 2017:

September 30, 2018	Assets	Liabilities	Net Assets
Trust certificates	$790,736	$(785,338)	$5,398
Warehouse credit facilities	331,900	(186,835)	145,065
Total consolidated VIEs	$1,122,636	$(972,173)	$150,463

December 31, 2017	Assets	Liabilities	Net Assets
Trust certificates	$1,226,957	$(1,224,473)	$2,484
Securitizations	375,607	(312,832)	62,775
Warehouse credit facility	67,503	(32,108)	35,395
Total consolidated VIEs	$1,670,067	$(1,569,413)	$100,654

The creditors of the VIEs above have no recourse to the general credit of the Company as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets.

Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs include securitizations of unsecured personal whole loans, CLUB Certificate transactions, and sales of whole loans to VIEs. The Company has various forms of involvement with VIEs, including servicing of loans and holding senior or subordinated interests in the VIEs. The Company considers continued involvement in an unconsolidated VIE insignificant if it is the sponsor and servicer but does not hold other significant variable interests. In these instances, the Company’s involvement with the VIE is in the role as an agent and without significant participation in the economics of the VIE. In connection with these securitizations, as well as our whole loan sales and CLUB Certificate transactions, we made certain customary

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

representations, warranties and covenants. See “Part II - Item 8 -Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies” in the Annual Report for additional information.

Unconsolidated Securitizations

The Company sponsors securitizations of unsecured personal whole loans through issuances of asset-backed securities, which are collateralized by unsecured personal whole loans that are contributed by the Company and third parties. In connection with these securitizations, the Company established VIEs to purchase the loans from the Company and third-party whole loan investors and simultaneously transferred the loans to a securitization trust with the transfer accounted for as a sale of financial assets. The assets are transferred into a trust such that the assets are legally isolated from the creditors of the Company and are not available to satisfy obligations of the Company. These assets can only be used to settle obligations of the underlying securitization trusts.

The Company enters into separate servicing agreements with the VIEs and holds 5% of the beneficial interests issued by the VIEs to comply with regulatory risk retention rules. The beneficial interests retained by the Company consist of senior securities and subordinated residual certificates and are accounted for as securities available for sale. In the case of certain securitization transactions, the Company has also agreed to repurchase or substitute loans for which a borrower fails to make the first payment due under a loan.

CLUB Certificates

The Company sponsors the sale of unsecured personal whole loans funded through the issuance of pass-through securities called CLUB Certificates, which are collateralized by loans transferred to the issuing VIE. The CLUB Certificate is an instrument that trades in the over-the-counter market with a CUSIP. The CLUB Certificate transaction typically involves the transfer of unsecured personal whole loans to a series trust with the transfer accounted for as a sale. In addition, the Company enters into a servicing agreement with each applicable series trust and holds 5% of the beneficial interests issued by the series trust to comply with regulatory risk retention rules. The portion of the CLUB Certificates retained by the Company are accounted for as securities available for sale. Additionally, the Company’s continued involvement includes loan servicing responsibilities for which it receives servicing fees over the life of the underlying loans.

Investment Fund

The Company has an equity investment in a holding company (Investment Fund) that participates in a family of funds with other unrelated third parties that purchases loans and interest in loans from the Company. As of September 30, 2018, the Company had an ownership interest of approximately 24% in the Investment Fund. The Company’s investment is deemed to be a variable interest in the Investment Fund because the Company shares in the expected returns and losses of the Investment Fund. At September 30, 2018, the Company’s investment was $8.5 million, which is recognized in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables summarize unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary at September 30, 2018 and December 31, 2017:

September 30, 2018		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Net Assets
Securitizations	$1,603,675	$80,632	$912	$14,114	$—	$(24,584)	$71,074
CLUB Certificates	577,608	29,047	141	5,268	—	—	34,456
Investment Fund	35,901	—	—	8,485	—	—	8,485
Total unconsolidated VIEs	$2,217,184	$109,679	$1,053	$27,867	$—	$(24,584)	$114,015

September 30, 2018	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Total Exposure
Securitizations	$80,632	$912	$14,114	$—	$—	$95,658
CLUB Certificates	29,047	141	5,268	—	—	34,456
Investment Fund	—	—	8,485	—	—	8,485
Total unconsolidated VIEs	$109,679	$1,053	$27,867	$—	$—	$138,599

December 31, 2017		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Net Assets
Securitizations	$863,589	$45,256	$391	$5,446	$(300)	$50,793
CLUB Certificates	36,833	1,793	16	315	—	2,124
Investment Fund	40,494	—	—	10,018	—	10,018
Total unconsolidated VIEs	$940,916	$47,049	$407	$15,779	$(300)	$62,935

December 31, 2017	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Total Exposure
Securitizations	$45,256	$391	$5,446	$300	$51,393
CLUB Certificates	1,793	16	315	—	2,124
Investment Fund	—	—	10,018	—	10,018
Total unconsolidated VIEs	$47,049	$407	$15,779	$300	$63,535

“Total VIE Assets” represents the remaining principal balance of loans held by unconsolidated VIEs with respect to securitizations and CLUB Certificates, and the net assets held by the investment fund using the most current information available. “Securities Available for Sale,” “Accrued Interest Receivable,” “Other Assets” and “Accrued Expenses and Other Liabilities” are the balances in the Company’s Condensed Consolidated Balance Sheets related to its involvement with the unconsolidated VIEs. “Other Assets” includes the Company’s servicing assets and

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

servicing receivables associated with loans transferred as part of securitizations and CLUB Certificates and the Company’s equity investment with respect to the Investment Fund. “Total Exposure” refers to the Company’s maximum exposure to loss from its involvement with unconsolidated VIEs. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is extremely remote, such as where the value of interests and any associated collateral declines to zero. Accordingly, this required disclosure is not an indication of expected losses.

The following tables summarize activity related to the unconsolidated personal whole loan securitizations and personal whole loan CLUB Certificates with the transfers accounted for as a sale on the Company’s condensed consolidated financial statements for the third quarters and first nine months of 2018 and 2017:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Personal Whole Loan Securitizations	Personal Whole Loan CLUB Certificates	Personal Whole Loan Securitizations
Principal derecognized from loans securitized or sold	$299,348	$309,037	$350,854
Net gains (losses) recognized from loans securitized or sold	$530	$3,013	$772
Fair value of senior securities and subordinated certificates retained upon settlement (1)	$14,869	$15,481	$18,529
Cash proceeds from loans securitized or sold	$277,509	$297,386	$308,614
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$4,040	$1,029	$870
Cash proceeds for interest received on senior securities and subordinated certificates	$742	$441	$102

(1)
For personal whole loan securitizations, the Company retained senior securities of $13.5 million and $16.1 million for the third quarters of 2018 and 2017, respectively, and subordinated certificates of $1.4 million and $2.4 million for the third quarters of 2018 and 2017, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Personal Whole Loan Securitizations	Personal Whole Loan CLUB Certificates	Personal Whole Loan Securitizations
Principal derecognized from loans securitized or sold	$1,300,838	$667,582	$687,512
Net gains (losses) recognized from loans securitized or sold	$6,039	$6,050	$2,511
Fair value of senior securities and subordinated certificates retained upon settlement (1)	$65,653	$33,307	$36,065
Cash proceeds from loans securitized or sold	$867,875	$638,191	$569,443
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$9,533	$1,736	$940
Cash proceeds for interest received on senior securities and subordinated certificates	$2,044	$852	$102

(1)
For personal whole loan securitizations, the Company retained senior securities of $57.3 million and $30.1 million and subordinated certificates of $8.4 million and $6.0 million, for the first nine months of 2018 and 2017, respectively.

Off-Balance Sheet Loans

Off-balance sheet loans primarily relate to structured program transactions for which the Company has some form of continuing involvement, including as servicer. Delinquent loans are comprised of loans 31 days or more past due, including non-accrual loans. For loans related to structured program transactions where servicing is the only form of continuing involvement, the Company would only experience a loss if it was required to repurchase a delinquent loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

As of September 30, 2018, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to structured program transactions was $2.1 billion, of which $72.2 million was 31 days or more past due. As of December 31, 2017, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to structured program transactions was $900.4 million, of which $26.5 million was 31 days or more past due.

Retained Interests from Unconsolidated VIEs

The Company and other investors in the subordinated interests issued by securitization trusts have rights to cash flows only after the investors holding the senior securities issued by the securitization trusts have first received their contractual cash flows. The investors and the securitization trusts have no direct recourse to the Company’s assets, and holders of the securities issued by the securitization trusts can look only to the assets of the securitization trusts that issued their securities for payment. The beneficial interests held by the Company and the Company’s MOA are subject principally to the credit and prepayment risk stemming from the underlying unsecured personal whole loans. Additionally, the Company holds 5% of each issuance of CLUB Certificates to comply with regulatory risk retention rules. Accordingly, the Company has exposure to the loans underlying this pass-through security.

See “Note 8. Fair Value of Assets and Liabilities” for additional information on the fair value sensitivity of asset-backed securities related to structured program transactions.

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

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value at September 30, 2018 and December 31, 2017:

September 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$2,133,829	$2,133,829
Loans held for investment by the Company	—	—	12,198	12,198
Loans held for sale by the Company	—	—	459,283	459,283
Securities available for sale:
Securitized asset-backed senior securities and subordinated residual certificates	—	67,055	13,578	80,633
CLUB Certificate asset-backed securities	—	—	29,046	29,046
Certificates of deposit	—	22,446	—	22,446
Asset-backed securities	—	12,036	—	12,036
Corporate debt securities	—	11,690	—	11,690
Commercial paper	—	9,093	—	9,093
Other securities	—	498	—	498
Total securities available for sale	—	122,818	42,624	165,442
Servicing assets	—	—	60,160	60,160
Total assets	$—	$122,818	$2,708,094	$2,830,912

Liabilities:
Notes, certificates and secured borrowings	$—	$—	$2,152,316	$2,152,316
Loan trailing fee liability	—	—	9,856	9,856
Servicing liabilities	—	—	156	156
Total liabilities	$—	$—	$2,162,328	$2,162,328

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$2,932,325	$2,932,325
Loans held for investment by the Company	—	—	361,230	361,230
Loans held for sale by the Company	—	—	235,825	235,825
Securities available for sale:
Securitized asset-backed senior securities and subordinated residual certificates	—	37,020	8,236	45,256
Certificates of deposit	—	24,758	—	24,758
Corporate debt securities	—	16,258	—	16,258
Asset-backed securities	—	14,843	—	14,843
Commercial paper	—	14,665	—	14,665
CLUB Certificate asset-backed securities	—	—	1,793	1,793
Total securities available for sale	—	107,544	10,029	117,573
Servicing assets	—	—	33,676	33,676
Total assets	$—	$107,544	$3,573,085	$3,680,629

Liabilities:
Notes, certificates and secured borrowings	$—	$—	$2,954,768	$2,954,768
Payable to securitization residual certificate holders	—	—	1,479	1,479
Loan trailing fee liability	—	—	8,432	8,432
Servicing liabilities	—	—	833	833
Total liabilities	$—	$—	$2,965,512	$2,965,512

The Company has elected the fair value option for notes, certificates, and secured borrowings, payable to securitization residual certificate holders, and loan trailing fee liability. Beginning January 1, 2018, changes in the fair value of these financial liabilities caused by a change in the Company’s risk are reported in other comprehensive income (OCI). For the third quarter and first nine months of 2018, the amount reported in OCI is zero because these financial liabilities are either payable only upon receipt of cash flows from underlying loans or secured by cash collateral. See “Adoption of New Accounting Standards” in “Note 2. Summary of Significant Accounting Policies” for further discussion.

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans held for investment and related notes, certificates, and secured borrowings, loans held for sale, loan servicing rights, asset-backed securities related to structured program transactions, and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

future cash flows. This model uses inputs that are inherently judgmental and reflect our best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the first nine months of 2018 or the year ended December 31, 2017.

Fair valuation adjustments are recorded through earnings related to Level 3 instruments for the third quarters and first nine months of 2018 and 2017. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques, a change in one input in a certain direction may be offset by an opposite change from another input.

Loans Held for Investment, Notes, Certificates and Secured Borrowings

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held for investment, notes, certificates and secured borrowings at September 30, 2018 and December 31, 2017:

	Loans Held for Investment, Notes, Certificates and Secured Borrowings
	September 30, 2018			December 31, 2017
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	3.3%	17.2%	9.2%	2.9%	17.2%	8.4%
Net cumulative expected loss rates (1)	0.4%	42.1%	12.8%	0.4%	41.8%	13.7%
Cumulative expected prepayment rates (1)	21.3%	46.1%	31.0%	13.5%	51.0%	31.3%

(1)	Expressed as a percentage of the original principal balance of the loan, note or certificate.

Significant Recurring Level 3 Fair Value Input Sensitivity

At September 30, 2018 and December 31, 2017, the discounted cash flow methodology used to estimate the note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. The fair value adjustments for loans held for investment and loans held for sale were largely offset by the fair value adjustments of the notes, certificates and secured borrowings due to the payment dependent design of the notes, certificates and secured borrowings and because the principal balances of the loans were close to the combined principal balances of the notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans held for investment, loans held for sale, notes, certificates and secured borrowings measured at fair value on a recurring basis for the third quarters and first nine months of 2018 and 2017:

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2018	$2,538,256	$(179,627)	$2,358,629	$—	$—	$—	$2,553,926	$(176,846)	$2,377,080
Purchases	236,354	8	236,362	680,191	—	680,191	—	—	—
Issuances	—	—	—	—	—	—	236,463	—	236,463
Sales	—	—	—	(680,191)	(981)	(681,172)	—	—	—
Principal payments and retirements	(419,933)	—	(419,933)	—	—	—	(419,898)	7	(419,891)
Charge-offs, net of recoveries	(69,833)	53,054	(16,779)	—	—	—	(69,832)	53,054	(16,778)
Change in fair value recorded in earnings	—	(24,450)	(24,450)	—	981	981	—	(24,558)	(24,558)
Balance at September 30, 2018	$2,284,844	$(151,015)	$2,133,829	$—	$—	$—	$2,300,659	$(148,343)	$2,152,316

	Loans Held for Investment			Loans Held for Sale			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2017	$4,021,616	$(243,135)	$3,778,481	$—	$—	$—	$4,048,717	$(243,135)	$3,805,582
Purchases	391,806	1	391,807	1,358,046	(2,134)	1,355,912	—	—	—
Transfers (to) from loans held for investment (from) to loans held for sale	(97,449)	—	(97,449)	97,449	—	97,449	—	—	—
Issuances	—	—	—	—	—	—	394,013	—	394,013
Sales	—	—	—	(1,358,046)	2,134	(1,355,912)	—	—	—
Principal payments and retirements	(594,737)	—	(594,737)	(557)	—	(557)	(602,051)	2	(602,049)
Charge-offs and recoveries	(115,066)	103,007	(12,059)	—	—	—	(115,064)	103,007	(12,057)
Change in fair value recorded in earnings	—	(64,553)	(64,553)	—	(5,358)	(5,358)	—	(69,911)	(69,911)
Balance at September 30, 2017	$3,606,170	$(204,680)	$3,401,490	$96,892	$(5,358)	$91,534	$3,725,615	$(210,037)	$3,515,578

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2017	$3,141,391	$(209,066)	$2,932,325	$—	$—	$—	$3,161,080	$(206,312)	$2,954,768
Purchases	774,918	17	774,935	2,624,026	(3,318)	2,620,708	—	—	—
Transfers (to) from loans held for investment (from) to loans held for sale	(1,181)	(22,152)	(23,333)	1,181	22,152	23,333	—	—	—
Issuances	—	—	—	—	—	—	775,441	—	775,441
Sales	—	—	—	(2,625,207)	627	(2,624,580)	—	—	—
Principal payments and retirements	(1,373,600)	—	(1,373,600)	—	—	—	(1,379,179)	101	(1,379,078)
Charge-offs, net of recoveries	(256,684)	207,825	(48,859)	—	—	—	(256,683)	207,825	(48,858)
Change in fair value recorded in earnings	—	(127,639)	(127,639)	—	(19,461)	(19,461)	—	(149,957)	(149,957)
Balance at September 30, 2018	$2,284,844	$(151,015)	$2,133,829	$—	$—	$—	$2,300,659	$(148,343)	$2,152,316

	Loans Held for Investment			Loans Held for Sale			Notes and Certificates
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2016	$4,547,138	$(252,017)	$4,295,121	$—	$—	$—	$4,572,912	$(252,017)	$4,320,895
Purchases	1,387,671	4	1,387,675	4,072,848	4,290	4,077,138	—	—	—
Transfers (to) from loans held for investment (from) to loans held for sale	(97,449)	—	(97,449)	97,449	—	97,449	—	—	—
Issuances	—	—	—	—	—	—	1,389,999	—	1,389,999
Sales	—	—	—	(4,072,848)	(4,290)	(4,077,138)	—	—	—
Principal payments and retirements	(1,856,938)	—	(1,856,938)	(557)	—	(557)	(1,863,045)	4	(1,863,041)
Charge-offs, net of recoveries	(374,252)	339,700	(34,552)	—	—	—	(374,251)	339,701	(34,550)
Change in fair value recorded in earnings	—	(292,367)	(292,367)	—	(5,358)	(5,358)	—	(297,725)	(297,725)
Balance at September 30, 2017	$3,606,170	$(204,680)	$3,401,490	$96,892	$(5,358)	$91,534	$3,725,615	$(210,037)	$3,515,578

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Invested in by the Company

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans invested in by the Company at September 30, 2018 and December 31, 2017:

	Loans Invested in by the Company
	September 30, 2018			December 31, 2017
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	0.9%	17.2%	10.1%	1.7%	17.2%	9.3%
Net cumulative expected loss rates (1)	1.9%	42.1%	15.0%	0.8%	41.8%	14.3%
Cumulative expected prepayment rates (1)	11.3%	46.0%	32.7%	11.3%	46.0%	33.3%

(1)	Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of loans invested in by the Company to adverse changes in key assumptions as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Fair value of loans invested in by the Company	$471,481	$597,055
Expected weighted-average life (in years)	1.5	1.5
Discount rates
100 basis point increase	$(5,618)	$(7,449)
200 basis point increase	$(11,103)	$(14,715)
Expected credit loss rates on underlying loans
10% adverse change	$(7,066)	$(10,090)
20% adverse change	$(13,980)	$(18,935)
Expected prepayment rates
10% adverse change	$(1,863)	$(3,548)
20% adverse change	$(3,634)	$(5,894)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans invested in by the Company measured at fair value on a recurring basis for the third quarters and first nine months of 2018 and 2017:

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2018	$10,761	$(1,140)	$9,621	$535,910	$(20,603)	$515,307	$546,671	$(21,743)	$524,928
Purchases	1,521	(256)	1,265	1,189,737	(602)	1,189,135	1,191,258	(858)	1,190,400
Transfers (to) from loans held for investment (from) to loans held for sale	3,011	—	3,011	(3,011)	—	(3,011)	—	—	—
Sales	—	—	—	(1,193,980)	17,598	(1,176,382)	(1,193,980)	17,598	(1,176,382)
Principal payments and retirements	(1,456)	—	(1,456)	(45,265)	—	(45,265)	(46,721)	—	(46,721)
Charge-offs, net of recoveries	(541)	303	(238)	(4,075)	4,048	(27)	(4,616)	4,351	(265)
Change in fair value recorded in earnings	—	(5)	(5)	—	(20,474)	(20,474)	—	(20,479)	(20,479)
Balance at September 30, 2018	$13,296	$(1,098)	$12,198	$479,316	$(20,033)	$459,283	$492,612	$(21,131)	$471,481

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2017	$19,934	$(1,416)	$18,518	$37,287	$(956)	$36,331	$57,221	$(2,372)	$54,849
Purchases	13,666	(470)	13,196	573,042	(2)	573,040	586,708	(472)	586,236
Transfers (to) from loans held for investment (from) to loans held for sale	(16,138)	—	(16,138)	16,138	—	16,138	—	—	—
Sales	—	—	—	(429,481)	1,740	(427,741)	(429,481)	1,740	(427,741)
Principal payments and retirements	(2,567)	—	(2,567)	(16,153)	—	(16,153)	(18,720)	—	(18,720)
Charge-offs, net of recoveries	(1,004)	949	(55)	(534)	534	—	(1,538)	1,483	(55)
Change in fair value recorded in earnings	—	(551)	(551)	—	(7,224)	(7,224)	—	(7,775)	(7,775)
Balance at September 30, 2017	$13,891	$(1,488)	$12,403	$180,299	$(5,908)	$174,391	$194,190	$(7,396)	$186,794

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2017	$371,379	$(10,149)	$361,230	$242,273	$(6,448)	$235,825	$613,652	$(16,597)	$597,055
Purchases	4,682	(685)	3,997	3,172,818	(2,734)	3,170,084	3,177,500	(3,419)	3,174,081
Transfers (to) from loans held for investment (from) to loans held for sale	(313,328)	22,152	(291,176)	313,328	(22,152)	291,176	—	—	—
Sales	—	—	—	(3,119,245)	62,477	(3,056,768)	(3,119,245)	62,477	(3,056,768)
Principal payments and retirements	(45,770)	—	(45,770)	(120,964)	—	(120,964)	(166,734)	—	(166,734)
Charge-offs, net of recoveries	(3,667)	3,062	(605)	(8,894)	8,843	(51)	(12,561)	11,905	(656)
Change in fair value recorded in earnings	—	(15,478)	(15,478)	—	(60,019)	(60,019)	—	(75,497)	(75,497)
Balance at September 30, 2018	$13,296	$(1,098)	$12,198	$479,316	$(20,033)	$459,283	$492,612	$(21,131)	$471,481

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2016	$18,515	$(1,652)	$16,863	$9,345	$(297)	$9,048	$27,860	$(1,949)	$25,911
Purchases	20,467	(478)	19,989	756,650	(3)	756,647	777,117	(481)	776,636
Transfers (to) from loans held for investment (from) to loans held for sale	(16,138)	—	(16,138)	16,138	—	16,138	—	—	—
Sales	—	—	—	(576,065)	2,634	(573,431)	(576,065)	2,634	(573,431)
Principal payments and retirements	(5,829)	—	(5,829)	(24,874)	—	(24,874)	(30,703)	—	(30,703)
Charge-offs, net of recoveries	(3,124)	2,868	(256)	(895)	895	—	(4,019)	3,763	(256)
Change in fair value recorded in earnings	—	(2,226)	(2,226)	—	(9,137)	(9,137)	—	(11,363)	(11,363)
Balance at September 30, 2017	$13,891	$(1,488)	$12,403	$180,299	$(5,908)	$174,391	$194,190	$(7,396)	$186,794

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for asset-backed securities related to structured program transactions at September 30, 2018 and December 31, 2017:

	Asset-Backed Securities Related to Structured Program Transactions
	September 30, 2018			December 31, 2017
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	3.2%	15.0%	7.8%	5.8%	15.0%	9.5%
Net cumulative expected loss rates (1)	6.6%	43.7%	17.0%	10.9%	37.2%	19.7%
Cumulative expected prepayment rates (1)	24.4%	32.5%	30.2%	28.3%	33.7%	30.5%

(1)	Expressed as a percentage of the outstanding collateral balance.

Significant Recurring Level 3 Fair Value Input Sensitivity

The following tables provide adverse changes to the fair value sensitivity of asset-backed securities related to structured program transactions to changes in key assumptions at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Asset-Backed Securities Related to Structured Program Transactions
	Senior Securities	Subordinated Residual Certificates	CLUB Certificates
Fair value of interests held	$67,055	$13,578	$29,046
Expected weighted-average life (in years)	1.0	1.6	1.1
Discount rates
100 basis point increase	$(696)	$(167)	$(293)
200 basis point increase	$(1,374)	$(330)	$(579)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(1,702)	$(550)
20% adverse change	$—	$(3,403)	$(1,089)
Expected prepayment rates
10% adverse change	$—	$(640)	$(169)
20% adverse change	$—	$(1,274)	$(328)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	December 31, 2017
	Asset-Backed Securities Related to Structured Program Transactions
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

Fair Value Reconciliation

The following tables present additional information about Level 3 Asset-backed subordinated residual certificates related to Company-sponsored securitization and CLUB Certificate transactions measured at fair value on a recurring basis for the third quarters and first nine months of 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value at beginning of period	$28,727	$3,567	$10,029	$—
Additions	16,836	2,372	41,641	5,939
Redemptions	(417)	—	(2,742)	—
Cash received	(3,075)	—	(4,362)	—
Change in unrealized gain (loss)	718	(31)	347	(31)
Other-than-temporary impairment	(165)	(505)	(2,289)	(505)
Fair value at end of period	$42,624	$5,403	$42,624	$5,403

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets and Servicing Liabilities

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets and servicing liabilities at September 30, 2018 and December 31, 2017:

	Servicing Assets and Servicing Liabilities
	September 30, 2018			December 31, 2017
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	4.0%	15.6%	9.1%	1.9%	17.1%	8.8%
Net cumulative expected loss rates (1)	0.4%	42.1%	12.2%	0.4%	41.8%	12.4%
Cumulative expected prepayment rates (1)	11.3%	46.1%	32.2%	11.3%	51.0%	31.7%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.66%	0.66%	0.66%	0.66%	0.90%	0.66%

(1)	Expressed as a percentage of the original principal balance of the loan.

(2)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

Significant Recurring Level 3 Fair Value Input Sensitivity

The Company’s selection of the most representative market servicing rates for servicing assets and servicing liabilities is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets and liabilities, calculated using different market servicing rate assumptions as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Weighted-average market servicing rate assumptions	0.66%	0.66%	0.66%	0.66%
Change in fair value from:
Servicing rate increase by 0.10%	$(10,511)	$65	$(7,749)	$233
Servicing rate decrease by 0.10%	$10,519	$(57)	$7,760	$(222)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 servicing assets and servicing liabilities measured at fair value on a recurring basis for the third quarters and first nine months of 2018 and 2017:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$50,984	$276	$25,901	$1,711
Issuances (1)	16,308	—	10,563	19
Change in fair value, included in investor fees	(9,194)	(120)	(6,961)	(499)
Other net changes included in deferred revenue	2,062	—	118	—
Fair value at end of period	$60,160	$156	$29,621	$1,231

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Fair value at beginning of period	$33,676	$833	$21,398	$2,846
Issuances (1)	44,476	—	24,460	332
Change in fair value, included in investor fees	(22,253)	(677)	(16,083)	(1,947)
Other net changes included in deferred revenue	4,261	—	(154)	—
Fair value at end of period	$60,160	$156	$29,621	$1,231

(1)	Represents the gains or losses on sales of the related loans.

Loan Trailing Fee Liability

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan trailing fee liability at September 30, 2018 and December 31, 2017:

	Loan Trailing Fee Liability
	September 30, 2018			December 31, 2017
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rates	4.0%	15.6%	9.6%	1.9%	17.1%	8.9%
Net cumulative expected loss rates (1)	1.0%	42.1%	13.3%	0.8%	41.8%	13.2%
Cumulative expected prepayment rates (1)	11.3%	46.1%	32.3%	11.3%	51.0%	31.4%

(1)	Expressed as a percentage of the original principal balance of the loan.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of the loan trailing fee liability to adverse changes in key assumptions would not result in a material impact on the Company’s financial position.

Fair Value Reconciliation

The following table presents additional information about Level 3 loan trailing fee liability measured at fair value on a recurring basis for the third quarters and first nine months of 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value at beginning of period	$9,388	$6,788	$8,432	$4,913
Issuances	1,994	2,047	5,838	5,521
Cash payment of Loan Trailing Fee	(1,769)	(1,184)	(4,974)	(3,008)
Change in fair value, included in Origination and Servicing	243	123	560	348
Fair value at end of period	$9,856	$7,774	$9,856	$7,774

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value at September 30, 2018 and December 31, 2017:

September 30, 2018	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$348,018	$—	$348,018	$—	$348,018
Restricted cash (1)	203,258	—	203,258	—	203,258
Servicer reserve receivable	968	—	968	—	968
Deposits	860	—	860	—	860
Total assets	$553,104	$—	$553,104	$—	$553,104
Liabilities:
Accrued expenses and other liabilities	$17,226	$—	$—	$17,226	$17,226
Accounts payable	8,778	—	8,778	—	8,778
Payables to investors	96,767	—	96,767	—	96,767
Credit facilities and securities sold under repurchase agreements	305,336	—	24,584	280,752	305,336
Total liabilities	$428,107	$—	$130,129	$297,978	$428,107

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2017	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$401,719	$—	$401,719	$—	$401,719
Restricted cash (1)	242,570	—	242,570	—	242,570
Servicer reserve receivable	13,685	—	13,685	—	13,685
Deposits	855	—	855	—	855
Total assets	$658,829	$—	$658,829	$—	$658,829
Liabilities:
Accrued expenses and other liabilities	$13,856	$—	$—	$13,856	$13,856
Accounts payable	11,151	—	11,151	—	11,151
Payables to investors	143,310	—	143,310	—	143,310
Payable to securitization note holders	310,644	—	310,644	—	310,644
Payable to revolving credit facilities	32,100	—	—	32,100	32,100
Total liabilities	$511,061	$—	$465,105	$45,956	$511,061

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	September 30, 2018	December 31, 2017
Internally developed software (1)	$131,228	$107,370
Leasehold improvements	29,092	26,949
Computer equipment	23,400	20,324
Purchased software	8,320	8,284
Furniture and fixtures	8,045	7,567
Construction in progress	3,258	1,202
Total property, equipment and software	203,343	171,696
Accumulated depreciation and amortization	(92,833)	(69,763)
Total property, equipment and software, net	$110,510	$101,933

(1)	Includes $11.2 million and $10.7 million of development in progress as of September 30, 2018 and December 31, 2017, respectively.
Depreciation and amortization expense on property, equipment and software was $12.3 million and $33.8 million for the third quarter and first nine months of 2018, respectively. Depreciation and amortization expense on property, equipment and software was $10.3 million and $29.2 million for the third quarter and first nine months of 2017, respectively. The Company recorded impairment expense on its internally developed software of $2.4 million and $3.2 million for the third quarter and first nine months of 2018, respectively. The Company recorded impairment expense on its internally developed software of $0.4 million and $0.8 million for the third quarter and first nine months of 2017, respectively. The Company records impairment expense on its internally developed software in “Engineering and product development” expense in the Condensed Consolidated Statements of Operations.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

10. Other Assets

Other assets consist of the following:

	September 30, 2018	December 31, 2017
Loan servicing assets, at fair value (1)	$60,160	$33,676
Prepaid expenses	22,048	23,427
Accounts receivable	14,820	10,005
Other investments	8,735	10,268
Deferred financing costs	2,625	2,952
Receivable from investors	2,054	2,318
Servicer reserve receivable	968	13,685
Insurance reimbursements receivable	—	52,119
Other	2,486	7,828
Total other assets	$113,896	$156,278

(1)	Loans underlying loan servicing rights had a total outstanding principal balance of $10.5 billion and $8.2 billion as of September 30, 2018 and December 31, 2017, respectively.

11. Intangible Assets and Goodwill

Intangible Assets

Intangible assets net of accumulated amortization was $19.0 million and $21.9 million at September 30, 2018 and December 31, 2017, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2018 was $0.9 million and $2.9 million, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2017 was $1.0 million and $3.3 million, respectively.

Goodwill

The Company's annual goodwill impairment testing date is April 1. In testing for potential impairment of goodwill, management performed an assessment of the Company's education and patient finance reporting unit (PEF), which is the only reporting unit with goodwill. Upon completion of the annual impairment test, the Company recorded a goodwill impairment expense of $35.6 million during the second quarter of 2018, resulting in full impairment of the remaining goodwill of PEF. The Company did not record any goodwill impairment expense in the third quarter and first nine months of 2017.

In the second quarter of 2018, management reevaluated its long-term strategy and concluded that PEF does not benefit from the Company’s investments in its direct to consumer and investor marketplace model. The Company had been evaluating the recoverability of the remaining goodwill balance since the impairment of $37.1 million recorded in 2016. During the second quarter of 2018, the Company performed a strategic review of PEF’s current performance and outlook and determined that the capital needed to achieve required growth rates currently exceeds the capital requirements previously estimated. The Company estimated the fair value of the PEF reporting unit using the discounted cash flow model (DCF model) as it reflected the most relevant assumptions. The assumptions used in the DCF model include weighted-average cost of capital, projected transaction fee revenue based on projected loan origination volumes, projected operating expenses and contribution margin, direct and allocated general and administrative and technology expenses, as well as capital expenditures and income taxes. Estimating the fair value of PEF was a subjective process involving the use of estimates and judgments, particularly related to future cash

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

flows, which are inherently uncertain. Based on the estimated fair value from the DCF model, including information currently available, a full impairment of goodwill for PEF was recorded.

12. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2018	December 31, 2017
Accrued expenses	$31,113	$21,317
Accrued compensation	30,153	30,549
Contingent liabilities (1)	19,089	129,887
Transaction fee refund reserve	18,104	14,528
Deferred rent	15,418	14,734
Loan trailing fee liability, at fair value	9,856	8,432
Deferred revenue	7,443	3,415
Payable to issuing banks	1,096	1,894
Loan servicing liabilities, at fair value	156	833
Other	4,201	2,791
Total accrued expenses and other liabilities	$136,629	$228,380

(1)	See “Note 17. Commitments and Contingencies” for further information.

13. Debt

Credit Facilities and Securities Sold Under Repurchase Agreements

The Company may enter into arrangements in the ordinary course of business pursuant to which the Company can incur indebtedness. Below is a description of certain of these arrangements:

Warehouse Credit Facilities

The Company’s wholly-owned subsidiaries, Warehouse I, Warehouse II, and Warehouse III (Warehouse Subsidiaries) entered into secured warehouse credit facilities (Warehouse Facilities) with certain lenders during the fourth quarter of 2017, first quarter of 2018, and second quarter of 2018, respectively. The Warehouse Subsidiaries each entered into a credit agreement and security agreement with a large commercial bank as administrative agent and a national banking association as collateral trustee and paying agent, as further described below.

Warehouse I may borrow up to $250.0 million (Warehouse Facility I) and Warehouse II may borrow up to $200.0 million (Warehouse Facility II), each on a revolving basis. Proceeds under Warehouse Facility I and Warehouse Facility II may be borrowed, repaid and reborrowed until the earliest of October 10, 2019 and March 23, 2020 respectively, or another event that constitutes a “Commitment Termination Date” under the respective credit agreements. Proceeds may only be used to purchase certain unsecured personal loans, including related rights and documents, from the Company and to pay fees and expenses related to the applicable facilities. Warehouse I matures on October 10, 2020 and Warehouse II matures on the earlier to occur of twelve months after the Commitment Termination Date or January 23, 2021, at which dates Warehouse I and Warehouse II must repay all outstanding proceeds of the facilities.

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

The Warehouse Facilities contain certain covenants. As of September 30, 2018, the Company was in material compliance with all applicable covenants under the respective credit agreements.

As of September 30, 2018, and December 31, 2017, the Company had $185.8 million and $32.1 million, respectively, in aggregate debt outstanding under the Warehouse Facilities with collateral consisting of aggregate outstanding principal balances of $318.4 million and $62.1 million, respectively, included in “Loans held for sale by the Company at fair value” and restricted cash of $20.0 million and $4.1 million, respectively, included in the Condensed Consolidated Balance Sheets.

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

The Revolving Facility contains certain covenants. As of September 30, 2018, the Company was in material compliance with all applicable covenants in the credit and guaranty agreement.

The Company had $95.0 million in debt outstanding under the Revolving Facility as of September 30, 2018. The Company had no debt outstanding under the Revolving Facility as of December 31, 2017.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Repurchase Agreements

On August 8, 2018, the Company entered into a master repurchase agreement with a counterparty, pursuant to which the Company may sell securities from time to time (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. The Company is subject to margin calls based on the fair value of the collateral pledged. As of September 30, 2018, the Company had $24.6 million in aggregate debt outstanding under its repurchase agreements, with contractual repurchase dates ranging from September 15, 2023 to July 15, 2025, that correspond to the maturity dates of the underlying securities which have been sold, and which have a weighted-average estimated life of less than one year. Such debt is included in “Credit facilities and securities sold under repurchase agreements” on the Condensed Consolidated Balance Sheets. The underlying securities pledged as collateral of $24.7 million consist of Class A securitized asset-backed senior securities which are included in “Securities available for sale” on the Condensed Consolidated Balance Sheets.

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

14. Secured Borrowings

In October 2017, LCAM initiated the full wind-down of six funds by redeeming the certificates issued to the funds and transferring the loan participations underlying the redeemed certificates to third party investors. The loan participation for two of the funds transferred did not meet the definition of participating interests because the Company provided a credit support agreement under which the investor has a recourse to the Company for credit losses in excess of a certain minimum loss coverage hurdle. The transfer of the loan participations in these two funds was accounted for as secured borrowings and the underlying whole loans were not derecognized from the Company’s Condensed Consolidated Balance Sheets. The Company has elected the fair value option for the secured borrowings.

As of September 30, 2018, the fair value of the secured borrowings was $105.6 million secured by aggregate outstanding principal balance of $108.0 million included in “Loans held for investment at fair value” in the Condensed Consolidated Balance Sheets. As of December 31, 2017, the fair value of the secured borrowings was $232.4 million secured by aggregate outstanding principal balance of $242.7 million included in “Loans held for investment at fair value” in the Condensed Consolidated Balance Sheets. Changes in the fair value of the secured borrowings are partially offset by the associated loan participations, and the net effect is changes in fair value of the credit support agreement through earnings. As of September 30, 2018, the fair value of this credit support agreement was $2.7 million. As of December 31, 2017, the fair value of this credit support agreement was $2.8 million. The fair value of the credit support agreement is equal to the present value of the probability-weighted estimate of expected payments over a range of loss scenarios. See “Note 6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings” for additional information.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

15. Employee Incentive Plans

The Company’s equity incentive plans provide for granting stock options and restricted stock units (RSUs) to employees, consultants, officers and directors.

Stock-based compensation expense was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$1,580	$3,435	$6,135	$11,927
RSUs	17,758	12,295	49,924	41,451
ESPP	433	376	1,310	1,155
Stock issued related to acquisition	—	—	—	159
Total stock-based compensation expense	$19,771	$16,106	$57,369	$54,692

The following table presents the Company’s stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales and marketing	$1,791	$1,591	$5,674	$5,857
Origination and servicing	1,104	1,049	3,278	3,819
Engineering and product development	5,332	4,640	16,075	17,001
Other general and administrative	11,544	8,826	32,342	28,015
Total stock-based compensation expense	$19,771	$16,106	$57,369	$54,692

The Company capitalized $2.2 million of stock-based compensation expense associated with developing software for internal use during both the third quarters of 2018 and 2017. The Company capitalized $7.1 million and $7.4 million of stock-based compensation expense associated with developing software for internal use during the first nine months of 2018 and 2017, respectively.

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

17. Commitments and Contingencies

Operating Lease Commitments

Total facilities rental expense for the third quarter and first nine months of 2018 was $4.3 million and $12.8 million, respectively. Total facilities rental expense for the third quarter and first nine months of 2017 was $4.0 million and $11.7 million, respectively. Sublease rental income for both the third quarters of 2018 and 2017 was $0.1 million. Sublease rental income for the first nine months of 2018 and 2017 was $0.2 million and $0.3 million, respectively. Minimum lease payments for the third quarter and first nine months of 2018 were $4.2 million and $12.0 million, respectively. Minimum lease payments for the third quarter and first nine months of 2017 were $4.0 million and $11.0 million, respectively. As of September 30, 2018, the Company pledged $0.8 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

The Company’s future minimum payments under non-cancelable operating leases in excess of one year and anticipated sublease income as of September 30, 2018, were as follows:

	Operating Leases	Subleases	Net
2018	$4,436	$(78)	$4,358
2019	16,626	(39)	16,587
2020	17,557	—	17,557
2021	17,844	—	17,844
2022	13,519	—	13,519
Thereafter	32,644	—	32,644
Total	$102,626	$(117)	$102,509

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, which serves as the primary issuing bank for loans originated through the Company’s platform, WebBank retains ownership of the loans it originates for two business days after origination. As part of this arrangement, the Company is committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of September 30, 2018, and December 31, 2017, the Company was committed to purchase loans with an outstanding principal balance of $45.1 million and $54.2 million at par, respectively.

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

As a result of the loan repurchase obligations described above, the Company repurchased $2.4 million and $1.7 million in loans, notes and certificates during the first nine months of 2018 and 2017, respectively.

Purchase Commitments

As required by applicable regulations, the Company must make firm offers of credit with respect to pre-approval direct mail it sends out to prospective applicants provided such applicants continue to meet the credit worthiness criteria which were used to screen them at the time of their application. If such loans are accepted by the applicants but not otherwise funded by investors on the platform, the Company is required to provide funding for the loans. The Company was not required to purchase any such loans during the first nine months of 2018. Additionally, loans in the process of being facilitated through the Company’s platform and originated by the Company’s issuing bank partner at September 30, 2018, were substantially funded in October 2018. As of the date of this report, no loans remained without investor commitments and the Company was not required to purchase any of these loans.

In addition, if neither the education and patient finance reporting unit (PEF) nor the Company can arrange for other investors to invest in or purchase loans that PEF facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner (Pool B loans), PEF and the Company are contractually committed to purchase these loans. As of September 30, 2018, and December 31, 2017, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s Condensed Consolidated Balance Sheets. During the first nine months of 2018, the Company was required to purchase $18.9 million of Pool B loans. Pool B loans are held on the Company’s Condensed Consolidated Balance Sheets and have an outstanding principal balance and fair value of $28.9 million and $25.8 million as of September 30, 2018, respectively, and $20.1 million and $18.2 million as of December 31, 2017, respectively. The Company believes it will be required to purchase additional Pool B loans during 2018 as it seeks to arrange for other investors to invest in or purchase these loans.

Credit Support Agreement

The Company is subject to a credit support agreement with Cirrix Capital (Investment Fund). The credit support agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the Investment Fund’s certificates that are in excess of a specified, aggregate net loss threshold. On April 14, 2017, the credit support agreement was terminated effective December 31, 2016. However, the Company remains subject to the credit support agreement for credit losses on loans underlying the Investment Fund’s certificates that were issued on or prior to December 31, 2016. The Company pledged and restricted cash in the amount of $0.8 million and $2.2 million as of September 30, 2018 and December 31, 2017, respectively, to support this contingent obligation. The Company’s maximum exposure to loss under this credit support agreement was limited to $6.0 million as of September 30, 2018 and December 31, 2017, for which no liability has been accrued as of September 30, 2018 or December 31, 2017.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Legal

The Company is subject to various claims brought in a litigation or regulatory context. These matters include lawsuits and federal regulatory actions relating to and arising from the internal board review described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Board Review” contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the Board Review). Of these matters relating to and arising from the Board Review, the Company has recently settled certain significant class action and subsequent “opt-out” lawsuits and the investigations conducted by the SEC and DOJ, leaving derivative lawsuits and litigation with the FTC outstanding. In addition to the Board Review related matters, the Company continues to cooperate in federal and state regulatory examinations and actions relating to the Company’s business practices and licensing, and is a party to a number of routine litigation matters arising in the ordinary course of business. The majority of these claims and proceedings relate to or arise from alleged state or federal law and regulatory violations, or are alleged commercial disputes and alleged consumer complaints. The Company accrues for costs related to contingencies when a loss from such claims is probable and the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable and the loss can be reasonably estimated, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, the Company does not accrue for a potential litigation loss. In those situations, the Company discloses an estimate of the reasonably possible losses or a range of reasonably possible losses, if such estimates can be made. Except as otherwise specifically noted below, at this time, the Company does not believe that it is possible to estimate the reasonably possible losses or a range of reasonably possible losses related to the matters described below.

Settlement of Class Action Filed In 2016

During the year ended December 31, 2016, several putative class action lawsuits alleging violations of federal securities laws were filed in state and federal courts. These cases have now been settled and the lawsuits dismissed, as more fully described below.

Cases were filed in California Superior Court, naming as defendants the Company, current and former directors, certain officers, and the underwriters in the December 2014 initial public offering (the IPO). All of these actions were consolidated into a single action (Consolidated State Court Action), entitled In re LendingClub Corporation Shareholder Litigation, No. CIV537300. The Court ultimately granted plaintiffs’ motion for class certification and a trial date was set for October 2018.

In May 2016, two related putative securities class actions (entitled Evellard v. LendingClub Corporation, et al., No. 16-CV-2627-WHA, and Wertz v. LendingClub Corporation, et al., No. 16-CV-2670-WHA) were filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain of its officers and directors; these matters were subsequently consolidated into a single action. Again, the Court ultimately granted plaintiffs’ motion for class certification. In the order granting class certification, the Court also granted a motion by the plaintiffs in the Consolidated State Court Action to intervene in the federal action for the purposes of settlement.

Following court-ordered mediation in November 2017 and January 2018, the Company agreed to a preliminary settlement in which the Company would pay a total of $125.0 million in exchange for a dismissal of both the federal and state securities class actions with prejudice. Of that amount, $47.75 million has been paid from insurance. The Court issued an order granting final approval of the settlement on July 19, 2018. To satisfy the payment obligations, insurance carriers directly paid $38.2 million to a settlement administrator in March 2018 and an additional $9.6 million in April 2018. The Company paid $14.75 million to the settlement administrator in April 2018 and paid the remaining $62.5 million in July 2018. Following the notice to class members and the payment of funds, on

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

September 24, 2018, the Court ordered that all claims be dismissed with prejudice. Settlement proceeds will be distributed to members of the impacted class.

The Company was self-insured for the deductible amount under its director and officers’ liability insurance policy for these matters. The Company exceeded the deductible in 2016 and was reimbursed by insurance carriers for costs related to the litigations and investigations prior to the settlement. As a result of such reimbursed costs and the amount paid in the settlement, the policy limits under available insurance policies have been exhausted.

These matters have now been resolved and the claims dismissed with prejudice.

“Opt-Out” Lawsuits

In May 2018, following the preliminary approval of the settlement of the class action lawsuits discussed above, two plaintiffs separately filed actions (Fred Alger Management, Inc. et al v. LendingClub Corporation, et al., No. 3:18-cv-02872-JCS and Valinor Capital Partners, LP et al. v. LendingClub Corporation, et al., No. 3:18-cv-02887-WHO) in the United States District Court for the Northern District of California, naming as defendants the Company and two of its former officers. These plaintiffs formally “opted out” of participation in the settlement of the class action lawsuits to pursue their claims separately. The Company ultimately settled each of these matters in September 2018. The matters have now been dismissed with prejudice. Because these lawsuits relate to the matters in the 2016 class action lawsuits, the Company will not have insurance coverage available for costs associated with these “opt-out” lawsuits (including the settlement amounts) as the policy limits under available insurance policies have been exhausted.

These matters have now been resolved and the claims dismissed with prejudice.

Derivative Lawsuits

In May 2016 and August 2016, respectively, two putative shareholder derivative actions were filed (Avila v. Laplanche, et al., No. CIV538758 and Dua v. Laplanche, et al., CGC-16-553731) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. Both actions were voluntarily dismissed without prejudice. On December 14, 2016, a new putative shareholder derivative action was filed in the Delaware Court of Chancery (Steinberg, et al. v. Morris, et al., C.A. No. 12984-CB) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. In addition, on August 18, 2017, another putative shareholder derivative action was filed in the Delaware Court of Chancery (Fink et. al. v. Laplanche, et. al., Case No. 2017-0600). These matters arise from claims that the Board allegedly breached its fiduciary duty by failing to provide adequate oversight over the Company’s practices and procedures, and purports to plead derivative claims under Delaware law and federal securities law. The court ultimately consolidated the cases, selecting the Steinberg plaintiffs as lead plaintiffs, and designating the Steinberg complaint as the operative complaint and consolidating the Delaware matters. On November 6, 2017, a new putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Sawyer v. Sanborn, et al., No. 3:17-cv-06447) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action is based on allegations similar to those in the securities class action litigation, as described above. The plaintiffs in the consolidated Delaware matter were permitted to join with the plaintiffs in the Sawyer action for the purposes of settlement. The Court in the Sawyer action concurrently ordered all parties (including the intervening Delaware matter plaintiffs) to participate in a mediation in May 2018, but that mediation did not result in a settlement. In June 2018, the Company and the individual defendants brought a motion to dismiss the consolidated Delaware matter on demand futility grounds or in the alternative to stay the matter. This motion is still pending. In July 2018, the Company and the individual defendants brought a motion to dismiss the Sawyer matter on the grounds that the action was not filed within the applicable statute of limitations. The Sawyer plaintiffs also attempted to intervene to reopen a previously closed matter previously filed U.S. District

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Court for the Northern District of California (Stadnicki v. LaPlanche, et al., No. 3:16-cv-03072). The Company and the individual defendants brought a motion opposing the intervention and moving to dismiss this matter. The Sawyer and Stadnicki motions were granted and judgment was issued in favor of the defendants. The plaintiff subsequently filed notices of appeal in both matters which are now pending. It is not possible for the Company to predict the outcome of these derivative litigation matters.

Regulatory Investigations Following the Board Review

On May 9, 2016, following the announcement of the Board Review, the Company received a grand jury subpoena from the U.S. Department of Justice (DOJ). The Company also received formal requests for information from the SEC. The DOJ and the SEC investigated matters related to the subject of the Company’s Board Review and statements made in the Company’s public filings.

On September 28, 2018, the SEC accepted an Offer of Settlement made by the Company’s subsidiary, LendingClub Asset Management (LCAM) to resolve an investigation into alleged violations of the Investment Advisers Act and the rules promulgated thereunder without LCAM admitting or denying any wrongdoing.

The SEC considered the extensive remediation and cooperation efforts of LCAM and LendingClub when determining to accept LCAM's Offer of Settlement, which included LCAM providing compensation to fund investors and significantly modifying its management structure to provide greater independence from LendingClub. LCAM agreed to a censure; to cease and desist from committing or causing any violations of certain provisions of the Investment Advisers Act and Rules thereunder; to pay a civil monetary penalty of $4.0 million; and to notify advisory clients of the Order. In October 2018, LCAM paid the monetary penalty and notified its advisory clients as required.

Also on September 28, 2018, the DOJ announced that it had reached a settlement with the Company to resolve allegations that the Company, through its then CEO, Renaud Laplanche, violated provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) (the Agreement). The Company did not admit liability or facts and agreed to pay a civil monetary penalty of $2.0 million. The Company also agreed to cooperate fully and truthfully with the United States' investigation of individuals and entities not released in the Agreement. The Company paid the monetary penalty in October 2018 and will continue to cooperate with any investigation regarding any other individual or entity.

The Company will not receive any insurance reimbursement for either the SEC or the DOJ settlements and, to the extent the Company continues to incur expenses related to any DOJ investigation of any other individual or entity, such expenses would not be covered by insurance as the policy limits under available insurance policies have been exhausted.

These investigations have now been resolved as to the Company and its subsidiaries.

FTC Lawsuit

In 2016, the Company received a formal request for information from the Federal Trade Commission (the FTC). The FTC commenced an investigation concerning certain of the Company’s policies and practices and related legal compliance.

On April 25, 2018, the FTC filed a lawsuit in the Northern District of California (FTC v. LendingClub Corporation, No. 3:18-cv-02454) alleging causes of action for violations of the FTC Act, including deception in connection with disclosures related to the Company’s origination fees and certainty of loan approval, unfairness in making unauthorized charges to borrowers’ bank accounts and violation of the Gramm-Leach-Bliley Act regarding the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Company’s practices in delivering its privacy notice. In June 2018, the Company brought a motion to dismiss the complaint, which was heard on September 13, 2018. In an order dated October 3, 2018, the Court denied the motion in part and granted the motion in part, providing the FTC with leave to amend its pleadings. On October 22, 2018, the FTC filed a First Amended Complaint which reasserts the same cause of action from the original complaint. The Company denies and will vigorously defend against the allegations. Notwithstanding the Company’s vigorous defense, the Company and the FTC have participated in a voluntary settlement conference and have agreed to continue settlement discussions. The Company is not able to predict with certainty whether the matter can be settled or the timing, outcome, or consequence of this litigation as it is in the early stages.

Class Action Lawsuits Following Announcement of FTC Litigation

In May 2018, following the announcement of the FTC’s litigation against the Company, putative shareholder class action litigation was filed in the U.S. District Court of the Northern District of California (Veal v. LendingClub Corporation et.al., No. 5:18-cv-02599) against the Company and certain of its current and former officers and directors alleging violations of federal securities laws in connection with the Company’s description of fees and compliance with federal privacy law in securities filings. A motion to consolidate the matters and determine a lead plaintiff and lead counsel for litigation has been set for hearing in November 2018. This lawsuit is in the early stages. The Company denies and will vigorously defend against the allegations.

Derivative Lawsuit Following FTC Litigation

In July 2018, a putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Baron v. Sanborn, et al. No. 3:18-cv-04391) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action is based on allegations that the individuals breached their fiduciary duties to the Company by permitting the actions alleged in the FTC’s complaint and the description of fees and other practices in the Company’s securities filings. This lawsuit has been stayed pending further developments in the Veal matter. It is not possible for the Company to predict the outcome of this derivative litigation matters.

Regulatory Investigation by the State of Massachusetts

In June 2018, the Company received a civil investigative demand from the office of the Attorney General of the State of Massachusetts. The investigation relates to advertisement and provision of personal loans to Massachusetts’ consumers facilitated by the Company. The Company is cooperating with the investigation and the Attorney General has not informed the Company of any conclusions of wrongdoing. This matter is in its early stages and the Company is not able to predict with certainty the timing, outcome, or consequence of the investigation.

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

Putative Class Actions

In December 2017, a putative class action lawsuit was filed against the Company in the State of Nevada (Moses v. LendingClub Corp., 2:17-cv-03071-JAD-PAL) alleging violations of the federal Fair Credit Reporting Act. The complaint alleges that the Company improperly accessed the credit report of the plaintiff, who had formerly had a loan serviced by the Company. The complaint further alleges, on information and belief, that the Company improperly accessed credit reports of other similarly situated individuals. The lawsuit is in its early stages and the Company denies the allegations of the complaint and will vigorously defend against the allegations. The Company has filed a motion to stay the class action on the grounds that the plaintiff has waived the right to bring a class action and must individually arbitrate any claim. The motion is pending. The Company denies and will vigorously defend against the allegations.

California Private Attorneys General Lawsuit

In September 2018, a putative action under the California Private Attorney General Act was brought against the Company in the California Superior Court (Brott v. LendingClub Corp., et al., CGC-18-570047) alleging violations of the California Labor Code. The complaint by a former employee alleges that the Company improperly failed to pay certain hourly employees for all wages owed, pay the correct rate of pay including overtime, and provide accurate wage statements. The lawsuit alleges that the plaintiffs and aggrieved employees are entitled to recover civil penalties under the California Labor Code. This lawsuit is in the early stages. The Company denies and will vigorously defend against the allegations.

Certain Financial Considerations Relating to Litigation and Investigations

The Company had $19.1 million and $129.9 million in accrued contingent liabilities and $0 and $52.1 million in insurance reimbursements receivable associated with the matters discussed above at September 30, 2018 and December 31, 2017, respectively. The decrease in accrued contingent liabilities and insurance reimbursements receivable as of September 30, 2018 compared to December 31, 2017 was primarily a result of settlement payments of $146.3 million, including insurance reimbursement payments of $52.1 million made by insurance carriers on behalf of the Company. Class action and regulatory litigation expense for the third quarter and first nine months of 2018 was $9.7 million and $35.5 million, respectively. The Company had no class action and regulatory litigation expense during the third quarter and first nine months of 2017. In addition to the foregoing, the Company is subject to, and may continue to be subject to, legal proceedings and regulatory actions in the ordinary course of business. No assurance can be given as to the timing or outcome of any of these matters.

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

As of September 30, 2018, the Company had an $8.5 million investment and an approximate 24% ownership interest in an Investment Fund, a holding company that participates in a family of funds with other unrelated third parties and purchases whole loans and interests in loans from the Company. The Company’s investment is recorded in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

During the first nine months of 2018, the family of funds purchased $6.3 million of whole loans and interests in whole loans. During the first nine months of 2018, the Company earned $0.2 million in investor fees from this family of funds, and paid interest of $2.5 million on interests in whole loans to the family of funds. The Company believes that the investor fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

20. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2018, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (Report). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in “Part II – Other Information – Item 1A. Risk Factors” in this Report and “Part I – Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (Annual Report). The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

Overview

LendingClub operates America’s largest online lending marketplace platform that connects borrowers and investors. We believe a technology-powered lending marketplace is a more efficient mechanism to allocate capital between borrowers and investors than the traditional banking system. Qualified consumers and small business owners borrow through LendingClub to generally lower the cost of their credit and enjoy a better experience than that provided by most traditional banks. The capital to invest in the loans enabled through our lending marketplace comes from a wide range of investors, including banks, managed accounts, institutional investors, and self-directed investors.

We generate revenue primarily from transaction fees from our lending marketplace’s role in marketing to customers, accepting and decisioning applications for our bank partners to enable loan originations, investor fees that include servicing fees from investors for various services, including servicing and collection efforts, gains on sales of whole loans sold, interest income earned net of interest expenses and fair value gains/losses from loans invested in by the Company and held on our balance sheet.

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

Loans facilitated through our lending marketplace are funded by the sale of whole loans to banks and institutional investors, the issuance of notes to our self-directed investors, the issuance of certificates, or funded directly by the Company with its own capital. Additionally, in 2017 the Company developed the capability to support the securitization of loans and to facilitate CLUB Certificate transactions to further expand the investor base.

The Company securitizes unsecured personal whole loans through asset-backed securitization transactions and the issuance of pass-through securities called CLUB Certificates. In connection with asset-backed securitizations, the Company is the sponsor and establishes securitization trusts to ultimately purchase the loans from the Company and/or third-party whole loan investors. Securities issued from our asset-backed securitizations are senior or subordinated based on the waterfall criteria of loan payments to each security class. The residual interests issued

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

from these transactions are first to absorb credit losses in accordance with the waterfall criteria. As the sponsor for securitization transactions, the Company can manage the completion of the transaction and earn fees from third party participants. In addition, the Company sponsors the sale of unsecured personal whole loans through the issuance of pass-through securities called CLUB Certificates, which are collateralized by loans transferred to a series of a Master Trust. The Company introduced CLUB Certificates, an instrument that trades in the over-the-counter market with a CUSIP, with the objective of creating more liquidity and demand for our unsecured personal loans. Each owner of a CLUB Certificate has an undivided and equal interest in the underlying loans of each transaction.

The accounting for Company-sponsored securitizations and CLUB Certificate transactions (structured program transactions) is based on a primary beneficiary analysis to determine whether the underlying trusts should be consolidated. If the trust is not consolidated and the transfer of the loans from the Company to the trust meets sale accounting criteria, then the Company will recognize gain or loss on sales of loans. Gain or loss on sales of loans is calculated as the net proceeds received on the sale less the carrying amount of the loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to servicing assets, retained securities, and recourse obligations. The Company enters into a servicing agreement with each applicable trust and holds at least 5% of the securities, CLUB Certificates and residual interests issued by the trusts, in accordance with risk retention requirements.

We continue to use our own capital to fund the purchase of loans for future structured program transactions, and related risk retention requirements, as well as for whole loan sales. Additionally, at our discretion, we use our capital to fund the purchase of loans to support marketplace equilibrium when a matching third-party investor is not available at time of origination, to reflect changes in market value through loan pricing, to test new product offerings, or to make accommodations to customers. In situations where we use our own capital to invest in loans, we earn interest income and record fair value adjustments attributable to changes in actual and expected credit and prepayment performance, or any difference between sale price and carrying value.

Current Economic and Business Environment

LendingClub monitors a variety of economic, credit and competitive indicators in connection with operating its online lending marketplace platform. Our online lending marketplace platform seeks to adapt to changing marketplace conditions and investors’ return on investment expectations. We evaluate market conditions and borrower performance data to propose changes to credit policies and interest rates to our issuing banks.

In the third quarter of 2018, our marketplace facilitated $2.9 billion of loan originations, of which $1.5 billion was issued through whole loan sales on the day of loan issuance, $1.2 billion was purchased or pending purchase by the Company, $194.5 million were issued through member payment dependent notes and $41.8 million were issued through trust certificates. Loans held by the Company at quarter end are available loan inventory for future structured program transactions and whole loan sales.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table shows the loan origination volume issued, loans purchased or pending purchase by the Company during the quarter, and the available loan inventory as of the end of each period presented (in millions):

	September 30, 2018	June 30, 2018	March 31, 2018
Loan originations	$2,886.5	$2,818.3	$2,306.0
Loans purchased or pending purchase by the Company during the quarter	$1,174.0	$1,138.4	$799.0
LendingClub inventory (1)	$441.6	$506.4	$214.1
LendingClub inventory as a percentage of loan originations (1)	15%	18%	9%

(1)	LendingClub inventory reflects loans purchased by the Company during the period and not yet sold as of the period end.

During the second half of 2017, and continuing in the first nine months of 2018, market interest rates have risen which has increased certain of our investors’ cost of funding and expectations regarding return on investment. As market interest rates have risen, we have seen higher yield expectations from investors for certain prime loans. In May 2018, June 2018 and November 2018, we increased interest rates on certain prime loans. In addition, we have seen increased investor yield expectations for certain prime loans with higher credit risk. In the second and third quarter of 2018, a number of credit actions were taken to reduce credit loss expectations on targeted grades of prime loans.

Because of timing differences between changes in market interest rates, interest rates on loans, credit performance and investor yield expectations, there may be a difference between the actual yield and the investor required yield on a loan. In these circumstances we continue to use our own capital to purchase loans from our issuing banks. This allows us to adjust the effective yield on a loan through its sale price, thereby maintaining marketplace equilibrium. Any discount to par will result in negative fair value adjustments, which is generally offset by interest income earned while we own the loans.

We have been reviewing our cost structure and have a number of expense initiatives underway with the goal of increasing our operating efficiency. As a result of our review, we signed a lease to establish a second site in a more cost-effective location in the Salt Lake City area. In conjunction with this initiative, we will also sublease excess office space in San Francisco, California. Also, we hired an external advisory firm to assist us with the ongoing review of our cost structure and expense initiatives. Additionally, we continue to evaluate strategic alternatives related to our portfolio.

During the month of October 2018, the Company’s subsidiary, LCAM, announced that it will liquidate the assets in the private funds that it manages. The assets of those funds are not material to the funding or operation of the marketplace. Following LCAM’s announcement of its settlement with the SEC, LCAM offered investors the opportunity to redeem their investment in the funds. While many investors expressed an interest in remaining in the funds, a significant number did choose to redeem, and as a result LCAM has determined to liquidate the assets and dissolve the funds.

While we expect these initiatives to increase expenses in the short-term to facilitate implementation, they will subsequently result in overall increased operating efficiency for the Company. We are in the process of estimating the impact of these expense initiatives.

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

Key Operating and Financial Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2018	June 30, 2018	September 30, 2017	2018	2017
Loan originations	$2,886,462	$2,818,331	$2,442,867	$8,010,796	$6,548,951
Customer acquisition cost as a percent of loan originations (1)	2.55%	2.45%	2.44%	2.50%	2.59%
Net revenue	$184,645	$176,979	$154,030	$513,291	$418,085
Consolidated net loss	$(22,749)	$(60,812)	$(6,659)	$(114,741)	$(61,947)
Contribution (2)	$88,453	$85,416	$75,908	$248,305	$195,101
Contribution margin (2)	47.9%	48.3%	49.3%	48.4%	46.7%
Adjusted EBITDA (2)	$28,052	$25,670	$20,895	$69,055	$25,539
Adjusted EBITDA margin (2)	15.2%	14.5%	13.6%	13.5%	6.1%

(1)	Represents sales and marketing expense as a percent of loan origination principal balances during each period presented.

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

We classify the loans held on our Condensed Consolidated Balance Sheets into three major loan products: standard program personal loans, custom program personal loans and other loans. The majority of the loans facilitated through our platform are standard program personal loans that represent loans made to prime borrowers that are publicly available to note investors, certificate investors, or loans invested in directly by us. Custom program personal loans include all other personal loans that are not eligible for our standard program, including loans made to super prime and near prime borrowers, and are available only to private investors. Other loans are comprised of education and patient finance loans, auto refinance loans and small business loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan origination volume and weighted-average transactions fees (as a percent of origination balance) by major loan products are as follows:

	Three Months Ended
	September 30, 2018		June 30, 2018		September 30, 2017
(in millions, except percentages)	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee
Personal loans - standard program	$2,063.1	4.8%	$2,080.5	4.8%	$1,791.2	4.9%
Personal loans - custom program	621.2	4.8	517.8	5.0	447.3	5.5
Total personal loans	2,684.3	4.8	2,598.3	4.9	2,238.5	5.0
Other loans	202.2	4.2	220.0	4.4	204.4	4.6
Total	$2,886.5	4.8%	$2,818.3	4.8%	$2,442.9	5.0%

			Nine Months Ended
			September 30, 2018		September 30, 2017
(in millions, except percentages)			Origination Volume	Weighted-Average Transaction Fees	Origination Volume	Weighted-Average Transaction Fees
Personal loans - standard program			$5,885.4	4.8%	$4,767.6	4.9%
Personal loans - custom program			1,485.5	5.0	1,139.4	5.5
Total personal loans			7,370.9	4.8	5,907.0	5.1
Other loans			639.9	4.3	642.0	4.5
Total			$8,010.8	4.8%	$6,549	5.0%

The weighted-average transaction fee for our standard program remained relatively flat in the third quarter of 2018 compared to the second quarter of 2018. The decline in the weighted-average transaction fee for our custom loan program in the third quarter of 2018 compared to both the second quarter of 2018 and third quarter of 2017 was driven by growth in origination volume of loans with lower transaction fees.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Personal loan origination volume for our standard loan program by loan grade were as follows:

	Three Months Ended						Nine Months Ended September 30,
(in millions)	September 30, 2018		June 30, 2018		September 30, 2017		2018		2017
Personal loan originations by loan grade – standard loan program:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
A	$607.0	29%	$506.0	24%	$279.7	16%	$1,527.6	26%	$732.2	15%
B	563.3	27%	610.2	29%	487.4	27%	1,698.0	29%	1,284.4	27%
C	506.1	25%	575.4	28%	639.8	36%	1,556.3	26%	1,720.5	36%
D	286.9	14%	296.3	14%	229.4	13%	831.2	14%	613.6	13%
E	72.7	4%	70.3	4%	90.8	5%	206.3	4%	261.1	6%
F	21.7	1%	18.4	1%	28.6	1%	54.1	1%	94.0	2%
G	5.4	—%	3.9	—%	35.5	2%	11.9	—%	61.8	1%
Total	$2,063.1	100%	$2,080.5	100%	$1,791.2	100%	$5,885.4	100%	$4,767.6	100%

Credit and pricing policy changes made by the Company during 2017 and throughout 2018 resulted in a change in the mix of personal loan origination volume from grade C to lower risk A and B grades. These changes broadly focused on tightening credit to shift overall platform mix towards higher credit quality borrowers.

Loans Serviced On Our Platform

The following table provides the outstanding principal balance of loans serviced at the end of the periods indicated, by the method in which the loans were financed (in millions):

	September 30, 2018	December 31, 2017
Notes	$1,347	$1,608
Certificates	830	1,291
Secured borrowings	108	243
Whole loans sold	10,475	8,178
Total excluding loans invested in by the Company	$12,760	$11,320
Loans invested in by the Company	464	593
Total loans serviced	$13,224	$11,913

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations data for each of the periods presented:

	Three Months Ended			Change (%)
	September 30, 2018	June 30, 2018	September 30, 2017	Q3 2018 vs Q3 2017	Q3 2018 vs Q2 2018
Net revenue:
Transaction fees	$137,781	$135,926	$121,905	13%	1%
Investor fees	29,169	27,400	20,499	42%	6%
Gain on sales of loans (1)	10,919	11,880	6,680	63%	(8)%
Other revenue (1)	1,458	1,467	1,375	6%	(1)%
Net interest income and fair value adjustments:
Interest income	115,514	127,760	151,532	(24)%	(10)%
Interest expense	(90,642)	(100,898)	(139,681)	(35)%	(10)%
Net fair value adjustments (1)	(19,554)	(26,556)	(8,280)	136%	(26)%
Net interest income and fair value adjustments (1)	5,318	306	3,571	49%	N/M
Total net revenue	184,645	176,979	154,030	20%	4%
Operating expenses: (2)
Sales and marketing	73,601	69,046	59,570	24%	7%
Origination and servicing	25,431	25,593	21,321	19%	(1)%
Engineering and product development	41,216	37,650	32,860	25%	9%
Other general and administrative	57,446	57,583	46,925	22%	—%
Goodwill impairment	—	35,633	—	—%	(100)%
Class action and regulatory litigation expense	9,738	12,262	—	N/M	(21)%
Total operating expenses	207,432	237,767	160,676	29%	(13)%
Loss before income tax expense	(22,787)	(60,788)	(6,646)	N/M	(63)%
Income tax (benefit) expense	(38)	24	13	N/M	N/M
Consolidated net loss	$(22,749)	$(60,812)	$(6,659)	N/M	(63)%
Less: Income (Loss) attributable to noncontrolling interests	55	49	(129)	(143)%	12%
LendingClub net loss	$(22,804)	$(60,861)	$(6,530)	N/M	(63)%
N/M – Not meaningful
(1) Prior period amounts have been reclassified to conform to the current period presentation. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

(2) Includes stock-based compensation expense as follows:
	Three Months Ended			Change (%)
	September 30, 2018	June 30, 2018	September 30, 2017	Q3 2018 vs Q3 2017	Q3 2018 vs Q2 2018
Sales and marketing	$1,791	$2,023	$1,591	13%	(11)%
Origination and servicing	1,104	1,102	1,049	5%	—%
Engineering and product development	5,332	5,464	4,640	15%	(2)%
Other general and administrative	11,544	11,208	8,826	31%	3%
Total stock-based compensation expense	$19,771	$19,797	$16,106	23%	—%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2018	2017	Change (%)
Net revenue:
Transaction fees	$384,889	$327,911	17%
Investor fees	84,464	62,795	35%
Gain on sales of loans (1)	35,470	13,017	172%
Other revenue (1)	4,382	5,070	(14)%
Net interest income and fair value adjustments:
Interest income	381,292	469,788	(19)%
Interest expense	(302,383)	(448,628)	(33)%
Net fair value adjustments (1)	(74,823)	(11,868)	N/M
Net interest income and fair value adjustments (1)	4,086	9,292	(56)%
Total net revenue	513,291	418,085	23%
Operating expenses: (2)
Sales and marketing	200,164	169,735	18%
Origination and servicing	73,669	63,044	17%
Engineering and product development	115,703	104,338	11%
Other general and administrative	167,338	142,994	17%
Goodwill impairment	35,633	—	N/M
Class action and regulatory litigation expense	35,500	—	N/M
Total operating expenses	628,007	480,111	31%
Loss before income tax expense	(114,716)	(62,026)	85%
Income tax expense (benefit)	25	(79)	(132)%
Consolidated net loss	$(114,741)	$(61,947)	85%
Less: Income (Loss) attributable to noncontrolling interests	105	(119)	(188)%
LendingClub net loss	$(114,846)	$(61,828)	86%
N/M – Not meaningful
(1) Prior period amounts have been reclassified to conform to the current period presentation. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

(2) Includes stock-based compensation expense as follows:
	Nine Months Ended September 30,
	2018	2017	Change (%)
Sales and marketing	$5,674	$5,857	(3)%
Origination and servicing	3,278	3,819	(14)%
Engineering and product development	16,075	17,001	(5)%
Other general and administrative	32,342	28,015	15%
Total stock-based compensation expense	$57,369	$54,692	5%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

	Three Months Ended			Change (%)
	September 30, 2018	June 30, 2018	September 30, 2017	Q3 2018 vs Q3 2017	Q3 2018 vs Q2 2018
Net revenue:
Transaction fees	$137,781	$135,926	$121,905	13%	1%
Investor fees	29,169	27,400	20,499	42%	6%
Gain on sales of loans (1)	10,919	11,880	6,680	63%	(8)%
Other revenue (1)	1,458	1,467	1,375	6%	(1)%
Net interest income and fair value adjustments:
Interest income	115,514	127,760	151,532	(24)%	(10)%
Interest expense	(90,642)	(100,898)	(139,681)	(35)%	(10)%
Net fair value adjustments (1)	(19,554)	(26,556)	(8,280)	136%	(26)%
Net interest income and fair value adjustments (1)	5,318	306	3,571	49%	N/M
Total net revenue	$184,645	$176,979	$154,030	20%	4%

	Nine Months Ended September 30,
	2018	2017	Change (%)
Net revenue:
Transaction fees	$384,889	$327,911	17%
Investor fees	84,464	62,795	35%
Gain on sales of loans (1)	35,470	13,017	172%
Other revenue (1)	4,382	5,070	(14)%
Net interest income and fair value adjustments:
Interest income	381,292	469,788	(19)%
Interest expense	(302,383)	(448,628)	(33)%
Net fair value adjustments (1)	(74,823)	(11,868)	N/M
Net interest income and fair value adjustments (1)	4,086	9,292	56%
Total net revenue	$513,291	$418,085	23%
N/M – Not meaningful

(1)
Prior period amounts have been reclassified to conform to the current period presentation. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

The analysis below is presented for the following periods: Third quarter of 2018 compared to the third quarter of 2017 (Quarter Over Quarter), third quarter of 2018 compared to the second quarter of 2018 (Sequential), and the first nine months of 2018 compared to the first nine months of 2017 (Nine Months Over Nine Months).

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform in facilitating the origination of loans by our issuing bank partners. The amount of these fees is based upon the terms of the loan, including grade, rate, term, channel and other factors. As of September 30, 2018, these fees ranged from 0% to 6% of the initial principal amount of a loan. With respect to loans for which WebBank acts as the issuing bank, we record transaction fee revenue net of program fees paid to WebBank.

Transaction fees were $137.8 million and $121.9 million for the third quarters of 2018 and 2017, respectively, an increase of 13%. The increase was primarily due to higher origination volume, partially offset by a lower weighted-average transaction fee due to the mix of personal loan origination volume towards higher credit quality borrowers.

Transaction fees were $137.8 million and $135.9 million for the third and second quarters of 2018, respectively, an increase of 1%. The increase was primarily due to higher origination volume.

Transaction fees were $384.9 million and $327.9 million for the first nine months of 2018 and 2017, respectively, an increase of 17%. The increase was due to higher origination volume, partially offset by a lower weighted-average transaction fee due to the mix of personal loan origination volume towards higher credit quality borrowers.

In October 2018, we recognized approximately $7.2 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the third quarter of 2018. In October 2017, we recognized approximately $6.1 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the third quarter of 2017.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investor Fees

The table below illustrates the composition of investor fees by investment channel for each period presented:

	Three Months Ended			Change (%)
	September 30, 2018	June 30, 2018	September 30, 2017	Q3 2018 vs Q3 2017	Q3 2018 vs Q2 2018
Investor fees – whole loans sold	$20,951	$19,458	$12,292	70%	8%
Investor fees – notes, certificates, secured borrowings, and self-directed accounts	8,192	7,905	7,986	3%	4%
Investor fees – Funds and separately managed accounts (1)	26	37	221	(88)%	(30)%
Total investor fees	$29,169	$27,400	$20,499	42%	6%

	Nine Months Ended September 30,
	2018	2017	Change (%)
Investor fees – whole loans sold	$59,644	$36,718	62%
Investor fees – notes, certificates, secured borrowings, and self-directed accounts	24,716	23,581	5%
Investor fees – Funds and separately managed accounts (1)	104	2,496	(96)%
Total investor fees	$84,464	$62,795	35%

(1)	Funds are the private funds for which LCAM or its subsidiaries act as general partner.

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

Investor fees – whole loans sold: Investor fee revenue related to the servicing of whole loans sold was $21.0 million and $12.3 million for the third quarters of 2018 and 2017, respectively, an increase of 70%. The increase in revenue was primarily due to a higher balance of whole loans serviced and an increase in weighted-average servicing rate. In addition, there was an increase in delinquent loan collections and charged-off loan sales, partially offset by the change in fair value of servicing rights.

Investor fee revenue related to the servicing of whole loans sold was $21.0 million and $19.5 million for the third and second quarters of 2018, respectively, an increase of 8%. The increase in revenue was due to a higher balance of whole loans serviced and an increase in weighted-average servicing rate.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investor fee revenue related to the servicing of whole loans sold was $59.6 million and $36.7 million for the first nine months of 2018 and 2017, respectively, an increase of 62%. The increase in revenue was primarily due to a higher balance of whole loans serviced and an increase in weighted-average servicing rate. In addition, there was an increase in delinquent loan collections and charged-off loan sales, partially offset by the change in fair value of servicing rights.

Investor fees – notes, certificates, secured borrowings, and self-directed: Investor fee revenue related to the servicing of loans underlying notes, certificates, secured borrowings, and self-directed accounts was $8.2 million and $8.0 million for the third quarters of 2018 and 2017, respectively, an increase of 3%. The increase in revenue was due to an increase in delinquent loan collections and charged-off loan sales, partially offset by a lower balance of loans serviced.

Investor fee revenue related to the servicing of loans underlying notes, certificates, secured borrowings, and self-directed accounts was $8.2 million and $7.9 million for the third and second quarters of 2018, respectively, an increase of 4%. The increase in revenue was due to an increase in delinquent loan collections and charged-off loan sales, partially offset by a lower balance of loans serviced.

Investor fee revenue related to the servicing of loans underlying notes, certificates, secured borrowings, and self-directed accounts was $24.7 million and $23.6 million for the first nine months of 2018 and 2017, respectively, an increase of 5%. The increase in revenue was due to an increase in delinquent loan collections and charged-off loan sales, partially offset by a lower balance of loans serviced.

Investor fees – Funds and separately managed accounts: The decrease in investor fee revenue related to the funds and separately managed accounts was primarily due to a decrease in the average assets underlying the funds as a result of the redemption requests and fund dissolutions discussed in the Annual Report. The Company does not expect to earn investor fees from LCAM funds and separately managed accounts in the future.

Gain (Loss) on Sales of Loans

In connection with loan sales, in addition to investor fees earned with respect to the corresponding loan, we recognize a gain or loss on the sale of that loan based on the level to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee. Additionally, we recognize a gain or loss on sale of loans contributed to structured program transactions related to program fees, net of transaction costs.

Gain on sales of loans was $10.9 million and $6.7 million for the third quarters of 2018 and 2017, respectively, an increase of 63%. The increase was primarily due to an increase in the volume of loans sold and an increase in the contractual servicing fee, which resulted in a higher gain.

Gain on sales of loans was $10.9 million and $11.9 million for the third and second quarters of 2018, respectively, a decrease of 8%. The decrease was primarily due to discounts provided and to meet yield expectations of whole loan investors that reduced the gain on sale in the third quarter of 2018.

Gain on sales of loans was $35.5 million and $13.0 million for the first nine months of 2018 and 2017, respectively. The increase was primarily due to an increase in the volume of loans sold and an increase in the contractual servicing fee which resulted in a higher gain as well as higher discounts provided to whole loan investors to maintain marketplace equilibrium in the first nine months of 2017.

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

The table below illustrates the composition of other revenue for each period presented:

	Three Months Ended			Change (%)
	September 30, 2018	June 30, 2018	September 30, 2017	Q3 2018 vs Q3 2017	Q3 2018 vs Q2 2018
Referral fee revenue	$1,065	$914	$1,318	(19)%	17%
Other	393	553	57	589%	(29)%
Other revenue (1)	$1,458	$1,467	$1,375	6%	(1)%

			Nine Months Ended September 30,
			2018	2017	Change (%)
Referral fee revenue			$2,815	$4,361	(35)%
Other			1,567	709	121%
Other revenue (1)			$4,382	$5,070	(14)%

(1)
Prior period amounts have been reclassified to conform to the current period presentation. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

Net Interest Income and Fair Value Adjustments

Net Interest Income and Fair Value Adjustments on Loans Invested in by the Company: In the second quarter of 2017, the Company began to invest in loans to support structured program transactions and whole loan sale initiatives. We earn interest income and assume principal and interest rate risk on loans during the period we own the loans. We may finance the purchase of these loans with draws on our credit facilities and the associated interest expense reduces net interest income. Fair value adjustments on loans invested in by the Company are generally negative due to interest cash flow receipts and if there are expected increases and any acceleration in the timing of expected charge-offs and prepayments. As we continue to use our own capital to invest in loans for strategic business purposes, we expect the net negative fair value adjustments on loans to fluctuate due to the impact of discounts offered to meet yield expectations of our loan investors and the holding period of the loans. However, we anticipate these fair value adjustments will generally be offset by the interest income earned from holding such loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table summarizes net interest income and fair value adjustments on loans invested in by the Company, available-for-sale securities and cash and cash equivalents:

	Three Months Ended			Change (%)
	September 30, 2018	June 30, 2018	September 30, 2017	Q3 2018 vs Q3 2017	Q3 2018 vs Q2 2018
Interest income	$30,007	$31,557	$11,851	153%	(5)%
Interest expense	(5,135)	(4,695)	—	N/M	9%
Net interest income	24,872	26,862	11,851	110%	(7)%
Net fair value adjustments	(19,554)	(26,556)	(8,280)	136%	(26)%
Net interest income and fair value adjustments	$5,318	$306	$3,571	49%	N/M

			Nine Months Ended September 30,
			2018	2017	Change (%)
Interest income			$94,246	$21,160	N/M
Interest expense			(15,337)	—	N/M
Net interest income			78,909	21,160	N/M
Net fair value adjustments			(74,823)	(11,868)	N/M
Net interest income and fair value adjustments			$4,086	$9,292	(56)%
N/M – Not meaningful

Interest income associated with loans invested in by the Company, available-for-sale securities, and cash and cash equivalents was $30.0 million and $11.9 million for the third quarters of 2018 and 2017, respectively, an increase of 153%. The increase in interest income was primarily due to the increase in the average outstanding balances of loans invested in by the Company to support structured program transactions and whole loan sales, which began in the second quarter of 2017 and have substantially grown since that time.

Interest income associated with loans invested in by the Company, available-for-sale securities, and cash and cash equivalents was $30.0 million and $31.6 million for the third and second quarters of 2018, respectively, a decrease of 5%. The decrease in interest income was primarily due to the decrease in average outstanding balances of loans invested in by the Company.

Interest income associated with loans invested in by the Company, available-for-sale securities, and cash and cash equivalents was $94.2 million and $21.2 million for the first nine months of 2018 and 2017, respectively. The increase in interest income was primarily due to the increase in the average outstanding balances of loans invested in by the Company to support structured program transactions and whole loan sales, which began in the second quarter of 2017 and have substantially grown since that time.

Interest expense associated with loans invested in by the Company was $5.1 million for the third quarter of 2018. There was no interest expense for the third quarter of 2017, as we started using credit facilities to finance loans held for sale by the Company in the fourth quarter of 2017.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Interest expense associated with loans invested in by the Company was $5.1 million and $4.7 million for the third and second quarters of 2018, respectively, an increase of 9%. The increase in interest expense was primarily due to the increase in average outstanding balances of credit facilities during the third quarter of 2018.

Interest expense associated with loans invested in by the Company was $15.3 million for the first nine months of 2018. There was no interest expense for the first nine months of 2017, as we started using credit facilities to finance loans held for sale by the Company in the fourth quarter of 2017.

Net fair value adjustments were $(19.6) million and $(8.3) million for the third quarters of 2018 and 2017, respectively, an increase of 136%. The increase in net fair value adjustments was primarily due to the increase in the average outstanding balances of loans invested in by the Company and increases in discounts offered to loan investors.

Net fair value adjustments were $(19.6) million and $(26.6) million for the third and second quarters of 2018, respectively, a decrease of 26%. The decrease in net fair value adjustments was primarily due to the decrease in both the average outstanding balances and the holding period of loans invested in by the Company as well as an increase in discounts offered to loan investors during the second quarter of 2018.

Net fair value adjustments were $(74.8) million and $(11.9) million for the first nine months of 2018 and 2017, respectively. The increase in net fair value adjustments was primarily due to the increase in the average outstanding balances of loans invested in by the Company to support structured program transactions and whole loan sales, which began in the second quarter of 2017 and have substantially grown since that time.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table provides additional detail related to net interest income:

	Three Months Ended			Change (%)
	September 30, 2018	June 30, 2018	September 30, 2017	Q3 2018 vs Q3 2017	Q3 2018 vs Q2 2018
Interest income:
Loans held for investment at fair value	$85,507	$96,203	$139,681	(39)%	(11)%
Loans held for investment and held for sale by the Company at fair value	27,056	28,956	10,050	169%	(7)%
Securities available for sale	1,931	1,802	1,129	71%	7%
Cash and cash equivalents	1,020	799	672	52%	28%
Total interest income	115,514	127,760	151,532	(24)%	(10)%
Interest expense:
Notes, certificates and secured borrowings	(85,507)	(96,203)	(139,681)	(39%)	(11)%
Credit facilities and securities sold under repurchase agreements	(5,135)	(3,828)	—	N/M	34%
Securitization notes	—	(867)	—	N/M	(100)%
Total interest expense	(90,642)	(100,898)	(139,681)	(35%)	(10)%
Net interest income	$24,872	$26,862	$11,851	110%	(7)%
Average outstanding balances:
Loans held for investment	$2,408,965	$2,680,569	$3,774,326	(36)%	(10)%
Loans held for investment by the Company	$11,019	$171,754	$20,423	(46)%	(94)%
Loans held for sale by the Company	$584,219	$499,940	$187,714	N/M	17%
Notes, certificates and secured borrowings	$2,426,301	$2,701,584	$3,832,118	(37)%	(10)%
Credit facilities and securities sold under repurchase agreements	$373,611	$239,808	$—	N/M	56%
Securitization notes	$—	$137,013	$—	—%	(100)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2018	2017	Change (%)
Interest income:
Loans held for investment at fair value	$287,046	$448,628	(36)%
Loans held for investment and held for sale by the Company at fair value	86,720	16,136	N/M
Securities available for sale	4,958	3,077	61%
Cash and cash equivalents	2,568	1,947	32%
Total interest income	381,292	469,788	(19)%
Interest expense:
Notes, certificates and secured borrowings	(287,046)	(448,628)	(36%)
Credit facilities and securities sold under repurchase agreements	(12,138)	—	N/M
Securitization notes	(3,199)	—	N/M
Total interest expense	(302,383)	(448,628)	(33%)
Net interest income	$78,909	$21,160	N/M
Average outstanding balances:
Loans held for investment	$2,694,461	$4,086,493	(34)%
Loans held for investment by the Company	$179,949	$18,579	N/M
Loans held for sale by the Company	$485,368	$87,853	N/M
Notes, certificates and secured borrowings	$2,716,121	$4,127,022	(34)%
Credit facilities and securities sold under repurchase agreements	$241,054	$—	N/M
Securitization notes	$132,570	$—	N/M
N/M – Not meaningful

Interest income from loans held for investment was $85.5 million and $139.7 million for the third quarters of 2018 and 2017, respectively, a decrease of 39%. The decrease in interest income was primarily due to a decrease in the average outstanding balance of loans held for investment due to a larger portion of loans originated being sold to whole loan investors and structured program transactions.

Interest income from loans held for investment was $85.5 million and $96.2 million for the third and second quarters of 2018, respectively, a decrease of 11%. The decrease in interest income was primarily due to a decrease in the average outstanding balance of loans held for investment due to a larger portion of loans originated being sold to whole loan investors and structured program transactions.

Interest income from loans held for investment was $287.0 million and $448.6 million for the first nine months of 2018 and 2017, respectively, a decrease of 36%. The decrease in interest income was primarily due to a decrease in the average outstanding balance of loans held for investment due to a larger portion of loans originated being sold to whole loan investors and structured program transactions.

Interest expense for notes, certificates and secured borrowings was $85.5 million and $139.7 million for the third quarters of 2018 and 2017, respectively, a decrease of 39%. The decrease in interest expense was primarily due to a

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

decrease in the average outstanding balances of notes, certificates and secured borrowings, driven by a larger portion of loans originated being sold to whole loan investors and structured program transactions.

Interest expense for notes, certificates and secured borrowings was $85.5 million and $96.2 million for the third and second quarters of 2018, respectively, a decrease of 11%. The decrease in interest expense was primarily due to a decrease in the average outstanding balances of notes, certificates and secured borrowings, driven by a larger portion of loans originated being sold to whole loan investors and structured program transactions.

Interest expense for notes, certificates and secured borrowings was $287.0 million and $448.6 million for the first nine months of 2018 and 2017, respectively, a decrease of 36%. The decrease in interest expense was primarily due to a decrease in the average outstanding balances of notes, certificates and secured borrowings, driven by a larger portion of loans originated being sold to whole loan investors and structured program transactions.

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

In 2016, we offered incentive retention awards to certain members of the executive management team and other key personnel that totaled $34.9 million that were recognized as compensation expense ratably through May 2017. In addition, we have incurred and expect to continue to incur significant legal and other expenses in connection with the inquiries and private litigation that have arisen from outstanding legacy issues.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended			Change (%)
	September 30, 2018	June 30, 2018	September 30, 2017	Q3 2018 vs Q3 2017	Q3 2018 vs Q2 2018
Sales and marketing	$73,601	$69,046	$59,570	24%	7%
Origination and servicing	25,431	25,593	21,321	19%	(1)%
Engineering and product development	41,216	37,650	32,860	25%	9%
Other general and administrative	57,446	57,583	46,925	22%	—%
Goodwill impairment	—	35,633	—	N/M	(100)%
Class action and regulatory litigation expense	9,738	12,262	—	N/M	(21)%
Total operating expenses	$207,432	$237,767	$160,676	29%	(13)%

			Nine Months Ended September 30,
			2018	2017	Change (%)
Sales and marketing			$200,164	$169,735	18%
Origination and servicing			73,669	63,044	17%
Engineering and product development			115,703	104,338	11%
Other general and administrative			167,338	142,994	17%
Goodwill impairment			35,633	—	N/M
Class action and regulatory litigation expense			35,500	—	N/M
Total operating expenses			$628,007	$480,111	31%
N/M – Not meaningful

Sales and marketing: Sales and marketing expense was $73.6 million and $59.6 million for the third quarters of 2018 and 2017, respectively, an increase of 24%. The increase was primarily due to a $11.8 million increase in variable marketing expenses based on higher loan origination volume and expansion of marketing channels. Sales and marketing expense as a percent of loan originations was 2.5% in the third quarter of 2018 compared to 2.4% in the third quarter of 2017.

Sales and marketing expense was $73.6 million and $69.0 million for the third and second quarters of 2018, respectively, an increase of 7%. The increase was primarily due to a $4.0 million increase in variable marketing expenses based on higher loan origination volume and expansion of marketing channels. Sales and marketing expense as a percent of loan originations was 2.5% in the third quarter of 2018 compared to 2.4% in the second quarter of 2018.

Sales and marketing expense was $200.2 million and $169.7 million for the first nine months of 2018 and 2017, respectively, an increase of 18%. The increase was primarily due to a $28.2 million increase in variable marketing expenses based on higher loan origination volume and expansion of marketing channels. Sales and marketing expense as a percent of loan originations was 2.5% in the first nine months of 2018 compared to 2.6% in the first nine months of 2017.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Origination and servicing: Origination and servicing expense was $25.4 million and $21.3 million for the third quarters of 2018 and 2017, respectively, an increase of 19%. The increase was primarily due to a $1.8 million increase in loan processing and business process outsourcing costs resulting from higher loan origination volume and loans serviced, and a $1.4 million increase in personnel-related expenses.

Origination and servicing expense remained relatively flat on a sequential basis at $25.4 million and $25.6 million for the third and second quarters of 2018, respectively.

Origination and servicing expense was $73.7 million and $63.0 million for the first nine months of 2018 and 2017, respectively, an increase of 17%. The increase was primarily due to a $5.6 million increase in loan processing and business process outsourcing costs resulting from higher loan origination volume and loans serviced, and a $3.6 million increase in personnel-related expenses associated with higher headcount levels.

Engineering and product development: Engineering and product development expense was $41.2 million and $32.9 million for the third quarters of 2018 and 2017, respectively, an increase of 25%. The increase was primarily driven by continued investment in technology and platform improvements that are focused on enhancing our credit decisioning capabilities, internal testing environment and cloud infrastructure, which included a $4.2 million increase in equipment, software, depreciation and impairment expense and a $3.7 million increase in personnel-related expenses associated with higher headcount levels.

We capitalized $10.9 million and $11.1 million in software development costs in the third quarters of 2018 and 2017, respectively.

Engineering and product development expense was $41.2 million and $37.7 million for the third and second quarters of 2018, respectively, an increase of 9%. The increase was primarily due to a $3.3 million increase in equipment, software, depreciation and impairment expense.

Engineering and product development expense was $115.7 million and $104.3 million for the first nine months of 2018 and 2017, respectively, an increase of 11%. The increase was primarily driven by continued investment in technology and platform improvements that are focused on enhancing our credit decisioning capabilities, internal testing environment and cloud infrastructure, which included a $9.2 million increase in equipment, software, depreciation and impairment expense and a $2.0 million increase in personnel-related expenses primarily associated with higher headcount levels.

We capitalized $36.2 million and $35.0 million in software development costs in the first nine months of 2018 and 2017, respectively.

Other general and administrative expense: Other general and administrative expense was $57.4 million and $46.9 million for the third quarters of 2018 and 2017, respectively, an increase of 22%. The increase was primarily due to a $7.1 million insurance reimbursement in the third quarter of 2017 for certain legal expenses incurred as a result of the Company’s Board Review and related governmental and regulatory inquiries. Additionally, the increase was due to a $4.7 million increase in personnel-related costs associated with higher headcount levels in the third quarter of 2018.

Other general and administrative expense remained relatively flat on a sequential basis at $57.4 million and $57.6 million for the third and second quarters of 2018, respectively.

Other general and administrative expense was $167.3 million and $143.0 million for the first nine months of 2018 and 2017, respectively, an increase of 17%. The increase was primarily due to a $19.2 million insurance reimbursement in the first nine months of 2017 compared to a $2.8 million insurance reimbursement in the first nine

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

months of 2018 for certain legal expenses incurred as a result of the Company’s Board Review and related governmental and regulatory inquiries. Additionally, the increase was due to a $9.7 million increase in personnel-related costs associated with higher headcount levels in the first nine months of 2018.

Goodwill Impairment

We have one reporting unit for goodwill impairment testing purposes, the patient and education finance reporting unit (PEF). We performed a quantitative annual test for impairment as of April 1. We recorded a goodwill impairment expense of $35.6 million in the second quarter of 2018, resulting in full impairment of the remaining goodwill. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 11. Intangible Assets and Goodwill” for further discussion.

The Company did not record any goodwill impairment expense in the first nine months of 2017.

Class Action and Regulatory Litigation Expense

Class action and regulatory litigation expense for the third quarter and first nine months of 2018 was $9.7 million and $35.5 million, respectively, related to ongoing governmental and regulatory investigations following the Board Review. The Company settled civil litigation and regulatory investigations brought by the SEC and DOJ arising out of legacy matters as disclosed in the Board Review. There was no class action and regulatory litigation expense in the first nine months of 2017. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies” for additional information.

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

The following table shows the calculation of contribution and contribution margin:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total net revenue	$184,645	$176,979	$154,030	$513,291	$418,085
Less: Sales and marketing expense	73,601	69,046	59,570	200,164	169,735
Less: Origination and servicing expense	25,431	25,593	21,321	73,669	63,044
Total direct expenses	$99,032	$94,639	$80,891	$273,833	$232,779
Add: Stock-based compensation (1)	2,895	3,125	2,640	8,952	9,676
Add: (Income) Loss attributable to noncontrolling interests	(55)	(49)	129	(105)	119
Contribution (2)	$88,453	$85,416	$75,908	$248,305	$195,101
Contribution margin (2)	47.9%	48.3%	49.3%	48.4%	46.7%

(1)	Contribution excludes stock-based compensation expense included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)
Beginning in the third quarter of 2017, contribution excludes (income) loss attributable to noncontrolling interests. Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of net loss to contribution for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Consolidated net loss	$(22,749)	$(60,812)	$(6,659)	$(114,741)	$(61,947)
Engineering and product development expense	41,216	37,650	32,860	115,703	104,338
Other general and administrative expense	57,446	57,583	46,925	167,338	142,994
Goodwill impairment expense	—	35,633	—	35,633	—
Class action and regulatory litigation expense	9,738	12,262	—	35,500	—
Stock-based compensation expense (1)	2,895	3,125	2,640	8,952	9,676
Income tax (benefit) expense	(38)	24	13	25	(79)
(Income) Loss attributable to noncontrolling interests	(55)	(49)	129	(105)	119
Contribution (2)	$88,453	$85,416	$75,908	$248,305	$195,101
Total net revenue	$184,645	$176,979	$154,030	$513,291	$418,085
Contribution margin (2)	47.9%	48.3%	49.3%	48.4%	46.7%

(1)	Contribution excludes stock-based compensation expense included in the “Sales and marketing” and “Origination and servicing” expense categories.

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

In the fourth quarter of 2017, the Company included an adjustment for outstanding legacy issues that have resulted in elevated legal costs (including ongoing regulatory and government investigations, indemnification obligations and litigation) to calculate adjusted EBITDA. We expect expenses in the future to include resolution of additional matters that arose from legacy management, including indemnification legal expenses paid by the Company for former employees and settlements of regulatory investigations and examinations. Legacy legal expenses incurred in 2017 and prior were generally offset by insurance proceeds, resulting in no net material cumulative impact to earnings. As such, prior period amounts were not reclassified for the change in how we calculate adjusted EBITDA.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Consolidated net loss	$(22,749)	$(60,812)	$(6,659)	$(114,741)	$(61,947)
Acquisition and related expense	—	—	—	—	349
Depreciation and impairment expense:
Engineering and product development	13,221	10,197	9,026	32,665	25,303
Other general and administrative	1,488	1,420	1,246	4,327	3,849
Amortization of intangible assets	940	959	1,034	2,934	3,253
Goodwill impairment	—	35,633	—	35,633	—
Legal, regulatory and other expense related to legacy issues (1)	15,474	18,501	—	50,948	—
Stock-based compensation expense	19,771	19,797	16,106	57,369	54,692
Income tax (benefit) expense	(38)	24	13	25	(79)
Income (Loss) attributable to noncontrolling interests	(55)	(49)	129	(105)	119
Adjusted EBITDA (2)	$28,052	$25,670	$20,895	$69,055	$25,539
Total net revenue	$184,645	$176,979	$154,030	$513,291	$418,085
Adjusted EBITDA margin (2)	15.2%	14.5%	13.6%	13.5%	6.1%

(1)
In the third quarter of 2018, legal, regulatory and other expense related to legacy issues includes class action and regulatory litigation expense of $9.7 million and legal and other expenses of $5.7 million, which are included in “Class action and regulatory litigation expense” and “Other general and administrative” expense, respectively, on the Company’s Condensed Consolidated Statements of Operations. In the second quarter of 2018, legal and regulatory expense related to legacy issues includes class action and regulatory litigation expense of $12.3 million and legal expenses of $6.2 million, which are included in “Class action and regulatory litigation expense” and “Other general and administrative” expense, respectively, on the Company’s Condensed Consolidated Statements of Operations. Amounts prior to the fourth quarter of 2017 have not been reclassified because legacy legal expenses incurred in 2017 and prior were generally offset by insurance proceeds, resulting in no net material cumulative impact to 2017 earnings.

(2)
Beginning in the third quarter of 2017, adjusted EBITDA excludes (income) loss attributable to noncontrolling interests. Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Operating expenses include the following amounts of stock-based compensation for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Sales and marketing	$1,791	$2,023	$1,591	$5,674	$5,857
Origination and servicing	1,104	1,102	1,049	3,278	3,819
Engineering and product development	5,332	5,464	4,640	16,075	17,001
Other general and administrative	11,544	11,208	8,826	32,342	28,015
Total stock-based compensation expense	$19,771	$19,797	$16,106	$57,369	$54,692

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

The following table presents a reconciliation of investor fees to investor fees before change in fair value of servicing assets and liabilities:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Investor fees	$29,169	$27,400	$20,499	$84,464	$62,795
Change in fair value of servicing assets and liabilities	9,074	7,253	6,462	21,576	14,136
Investor fees before change in fair value of servicing assets and liabilities	$38,243	$34,653	$26,961	$106,040	$76,931

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investments in Quarterly Originations by Investment Channel and Investor Concentration

The following table shows the percentage of loan origination volume issued in the period and purchased or pending purchase by each investment channel as of the end of each period presented:

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Investor Type:
Managed accounts	21%	19%	20%	26%	24%
Self-directed	7%	7%	10%	10%	10%
Banks	38%	40%	48%	36%	42%
LendingClub inventory (1)	15%	18%	9%	11%	9%
Other institutional investors	19%	16%	13%	17%	15%
Total	100%	100%	100%	100%	100%

(1)
Beginning in the third quarter of 2017, the Company introduced “LendingClub inventory” as a new line item presented to separately show the percentage of loan originations in the period that were purchased by the Company during the period and not yet sold as of the period end. The total loan activity during a period and loans purchased or pending purchase by LendingClub at each period end is discussed in “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings” and “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 8. Fair Value of Assets and Liabilities.” The LendingClub percentage considers all securitizations during the period as sold loans for the portion of securities sold to third parties.

Managed accounts include dedicated third-party funds and separately managed accounts. Self-directed investors include our self-directed retail investor base. Banks are deposit taking institutions or their affiliates, while Other institutional investors include asset managers, insurance companies, hedge funds and other large non-bank investors.

The following table provides the percentage of loans invested in by the ten largest external investors during each of the previous five quarters (by dollars invested):

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Percentage of loans invested in by ten largest external investors	56%	53%	57%	60%	61%

For the quarter ended September 30, 2018, no single investor accounted for more than 22% of the loans invested in through our lending marketplace. The composition of the top ten investors may vary from period to period. In addition to these investors, publicly issued member payment dependent notes accounted for approximately 7% of investment capital provided through our lending marketplace during the period.

For the quarter ended September 30, 2017, no single investor accounted for more than 14% of the loans invested in through our lending marketplace. In addition to these investors, publicly issued member payment dependent notes accounted for approximately 10% of investment capital provided through our lending marketplace during the period.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Our lending marketplace platform’s credit decisioning and scoring models are evaluated on a regular basis and the additional data on loan history experience, borrower behavior and prepayment trends that we accumulate are leveraged to continually improve our underwriting models. We believe we have the experience to effectively evaluate a borrower’s creditworthiness and likelihood of default. If our lending marketplace’s credit decisioning and scoring models ultimately prove to be ineffective or fail to appropriately account for a decline in the macroeconomic environment, investors may experience higher than expected losses.

Our current credit model leverages a number of custom attributes developed by LendingClub. We worked with our primary issuing bank partner to modify credit and pricing policies, leveraging insights on current market conditions and recent vintage performance.

The charts provided below display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through September 30, 2018, by booking year, for all grades and 36 or 60 month terms of standard program loans for each of the years shown. For the third quarter of 2018, standard program loans accounted for approximately 71% of all loan origination volume.

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
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan Portfolio Information and Credit Metrics

Fair Value and Delinquencies

For loans held for investment that are backed by notes, certificates and secured borrowings on our Condensed Consolidated Balance Sheets, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	September 30, 2018			December 31, 2017
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)
Personal loans - standard program	$2,254.5	93.4%	3.4%	$3,046.9	93.4%	3.7%
Personal loans - custom program	30.0	92.2	7.2	92.0	91.0	7.5
Other loans (1)	0.3	96.6	—	2.5	95.9	4.0
Total	$2,284.8	93.4%	3.4%	$3,141.4	93.3%	3.8%
(1) Components of other loans are less than 10% of the outstanding principal balance presented individually.
(2) Expressed as a percent of outstanding principal balance.

The fair value of loans as a percent of outstanding principal balance remained relatively flat from December 31, 2017 to September 30, 2018.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

For loans invested in directly by the Company for which there were no associated notes, certificate or secured borrowings, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	September 30, 2018			December 31, 2017
(in millions, except percentages)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)
Personal loans - standard program	$347.7	95.4%	1.7%	$474.8	97.2%	0.6%
Personal loans - custom program	78.0	98.3	1.2	85.6	98.6	0.3
Other loans (1)	66.9	94.6	2.2	53.3	96.0	2.2
Total	$492.6	95.7%	1.7%	$613.7	97.3%	0.7%
(1) Components of other loans are less than 10% of the total outstanding principal balance if presented individually.
(2) Includes both loans held for sale and loans held for investment.
(3) Expressed as a percent of outstanding principal balance.

Declines in the fair value of loans invested in by the Company as a percent of outstanding principal balance from December 31, 2017 to September 30, 2018 were primarily due to increases in investor yields which resulted in discounts reducing the fair value of loans.

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

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last five quarters are as follows:

Total Platform (1)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Personal Loans - Standard Program:
Annualized net charge-off rate	6.2%	7.2%	7.8%	8.3%	7.6%
Weighted-average age in months	12.3	12.5	12.8	12.8	12.9

Personal Loans - Custom Program:
Annualized net charge-off rate	11.0%	13.7%	15.0%	14.8%	13.5%
Weighted-average age in months	9.6	10.2	10.7	10.4	10.5

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The annualized net charge-off rates for personal loans for both standard and custom programs for loans retained on our Condensed Consolidated Balance Sheets for the last five quarters are as follows:

Loans Retained on Balance Sheet	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Personal Loans - Standard Program:
Annualized net charge-off rate	7.9%	8.9%	9.7%	10.7%	9.9%
Weighted-average age in months	15.7	15.6	14.9	14.4	15.2

Personal Loans - Custom Program:
Annualized net charge-off rate	2.7%	10.3%	11.1%	15.9%	17.4%
Weighted-average age in months	9.2	6.6	17.0	12.3	17.3

The decrease in the annualized net charge-off rates in the third quarter of 2018 compared to the second quarter of 2018 for both the total platform and loans retained on our Condensed Consolidated Balance Sheets reflect the effect of an increase in average outstanding balance and lower observed actual charge-offs in the third quarter of 2018 in both the standard and custom personal loan programs. These decreases in the standard personal loan programs in the third quarter of 2018 compared to the second quarter of 2018 were driven by a combination of credit tightening and the composition of the outstanding balance toward lower risk grades. The decrease in annualized net charge-off rate for the custom personal loans program in the third quarter of 2018 compared to the second quarter of 2018 was also due to a significant reduction in charge-offs and an increase in recoveries from charged-off loan sales during the third quarter of 2018.

The annualized net charge-off rates for standard program loans are higher for loans retained on our Condensed Consolidated Balance Sheets compared to loans reflected at the total platform level for each quarter because of, among other reasons, a difference in grade distribution for the two portfolios. The proportion of grade A, B and C loans is 62.5% of the retained loan portfolio compared to 64.2% for the total platform level as of September 30, 2018. This difference in loan grade distribution results in higher net charge-off rates for the loans on the Condensed Consolidated Balance Sheets compared to the total platform, as grade A, B and C loans have lower expected and actual credit losses.

The average number of months that loans have been retained on our Condensed Consolidated Balance Sheets for the custom personal loan programs decreased as of September 30, 2018 from December 31, 2017 due to purchase and sale activity of recently issued Near Prime loans in the third quarter of 2018.

Regulatory Environment

As a result of the Board Review and resignation of our former CEO, we have received inquiries from governmental entities, and we continue to cooperate fully with such governmental entities. An inquiry by the Federal Trade Commission (FTC) led to an action brought against the Company by the FTC. Responding to inquiries of this nature and defending the allegations in the FTC’s complaint, is costly and time consuming, can generate negative publicity, and could have a material and adverse effect on our business. See “Item 1. Financial Statements – Note 17. Commitments and Contingencies” for further discussion regarding these inquiries.

In addition, there has been (and may continue to be) other litigation challenging lending arrangements where a bank or other third-party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination and servicing of a loan. In January 2017, the Colorado Administrator of the Uniform Consumer Credit Code filed suit against Avant, Inc., a company that operates an online consumer loan platform. The Administrator

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

asserts that loans to Colorado residents facilitated through Avant’s platform were required to comply with Colorado laws regarding interest rates and fees, and that those laws were not preempted by federal laws that apply to loans originated by WebBank, the federally regulated issuing bank who originates loans through Avant’s platform, as well as through our platform. Although Avant removed its case to federal court in March 2017, the United States District Court for the District of Colorado issued an order in March 2018 remanding the case to the District Court for the City and County of Denver. In March 2018, the United States District Court for the District of Colorado also issued an order dismissing a parallel case brought by WebBank that sought a declaratory judgment regarding the applicability of preemption to Colorado usury laws and permanent injunctions against the Administrator that would prevent the Administrator from enforcing Colorado usury laws against WebBank and certain parties associated with loans originated by it. Avant thereafter filed a Motion to Dismiss in District Court for the State of Colorado and WebBank moved to intervene in the case. On August 14, 2018 the Court granted WebBank’s motion but denied Avant’s motion. No assurance can be given as to the timing or outcome of these matters. However, these matters could potentially impact the Company’s business, including the maximum interest rates and fees that can be charged and application of certain consumer protection statutes.

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

Also in July 2018, the United States Department of the Treasury (Treasury) issued a report entitled, “A Financial System That Creates Economic Opportunities: Nonbank Financials, Fintech, and Innovation” (Treasury Report). In the Treasury Report, the Treasury sought to identify “improvements to the regulatory landscape that will better support nonbank financial institutions, embrace financial technology, and foster innovation.” In the Treasury Report, the Treasury recommended that Congress codify (or regulators clarify) that a bank originating loans through a partnership with a third party (including financial technology companies) remains the “true lender” and that the loans may be fully enforceable according to their terms.

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

Also in 2018, the California Consumer Privacy Act of 2018 (the “California Privacy Act”) was passed into law, to be effective January 1, 2020. This law would broaden consumer rights with respect to their personal information, imposing obligations to disclose the categories and specific pieces of personal information a business collects, providing consumers the right to opt out of the sale of personal information and the right to request that a business delete any personal information about the consumer under certain circumstances. The California Privacy Act could be amended prior to its effective date, which could impact the obligations imposed by the law. Other states may adopt similar laws to the California Privacy Act, and the federal government may adopt a federal law on the topic that could fully or partially pre-empt the California Privacy Act.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Liquidity and Capital Resources

Liquidity

Our short-term liquidity needs generally relate to our working capital requirements, including the purchase of loans invested in by the Company. These liquidity needs are generally met through cash generated from the operations of facilitating loan originations, servicing fee revenue, proceeds from the sale of loans and draws on our credit facilities.

Given the payment dependent structure of the notes, certificates and secured borrowings, principal and interest payments on notes, certificates and secured borrowings are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity. During the first nine months of 2018 and 2017, we purchased $3.4 billion and $5.5 billion, respectively, in loans which were contemporaneously funded by whole loan sales and by the issuance of notes and certificates. We may use our own capital and available credit facilities to purchase loans for future structured program transactions, whole loan sales and if we experience a reduction in available investor capital to fund loans on our marketplace. During the first nine months of 2018, we used our own capital to purchase $3.2 billion in loans and sold $3.1 billion in loans, of which $1.6 billion was contributed to structured program transactions and $1.5 billion was sold to whole loan investors. As of September 30, 2018, the fair value of loans invested in by the Company was $471.5 million, of which $307.8 million were pledged as collateral under our credit facilities.

We may use our cash, cash equivalents and securities available for sale as additional sources of liquidity. Cash, cash equivalents and securities available for sale were $513.5 million which included $24.7 million in securities pledged as collateral, and $519.3 million as of September 30, 2018 and December 31, 2017, respectively. Our cash and cash equivalents are primarily held in institutional money market funds, interest-bearing deposit accounts at investment grade financial institutions, certificates of deposit, and commercial paper. Our securities available for sale consist of asset-backed securities related to structured program transactions, corporate debt securities, asset-backed securities, commercial paper, certificates of deposit and other securities. Changes in the balance of cash and cash equivalents are generally a result of timing related to working capital requirements, purchase or sale of loans and securities available for sale, changes in debt outstanding under our credit facilities, and changes in restricted cash and other investments. Changes in the balance of securities available for sale are generally a result of activity related to our structured program transactions. Future cash requirements include certain contingent liabilities, including litigations and ongoing regulatory and government investigations primarily related to outstanding legacy issues. As of September 30, 2018, we had $19.1 million in accrued contingent liabilities, but actual cash payments may vary if outcomes of legal actions or settlements are different. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies” for further information.

Our credit facilities are comprised of three Warehouse Facilities and a Revolving Facility. The Warehouse Facilities have an aggregated credit limit of $479.6 million, with $185.8 million of debt outstanding secured by $318.4 million of loans as of September 30, 2018. The Revolving Facility has a credit limit of $120.0 million, with $95.0 million of debt outstanding as of September 30, 2018. Repayment of outstanding debt is not due within the next twelve months, but may be repaid without penalty. In addition, during the third quarter of 2018, we entered into a master repurchase agreement with a counterparty where we may sell securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. As of September 30, 2018, we had $24.6 million in aggregate debt outstanding under our repurchase agreements secured by $24.7 million of securities. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt” for further information.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

We believe based on our projections and ability to reduce loan volume if needed, that our cash on hand, securities available for sale, funds available from our lines of credit, and our cash flow from operations to be sufficient to meet our liquidity needs for the next twelve months.

The following table sets forth certain cash flow information for the periods presented:

	Nine Months Ended September 30,
Condensed Cash Flow Information:	2018	2017
Cash flow used for loan operating activities (1)	$(286,773)	$(181,332)
Cash flow provided by all other operating activities	24,610	20,504
Net cash used for operating activities	$(262,163)	$(160,828)

Cash flow provided by loan investing activities (2)	$650,244	$492,600
Cash flow provided by all other investing activities	10,089	71,847
Net cash provided by investing activities	$660,333	$564,447

Cash flow used for note, certificate and secured borrowings financing (2)	$(651,400)	$(507,592)
Cash flow provided by issuance of securitization notes and residual certificates, credit facilities and securities sold under repurchase agreements	228,067	—
Cash flow used for all other financing activities	(67,850)	(22,214)
Net cash used for financing activities	$(491,183)	$(529,806)
Net increase in cash, cash equivalents and restricted cash	$(93,013)	$(126,187)

(1)	Cash flow used for loan operating activities primarily includes the purchase and sale of loans held for sale by the Company.

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

Operating Activities. Net cash used for operating activities was $262.2 million and $160.8 million during the first nine months of 2018 and 2017, respectively. The increase in net cash used for operating activities was primarily driven by the purchase of loans held for sale. The timing of the purchases and sales of loans held for sale can vary between periods and can therefore impact the amount of cash provided by or used for operating activities. In periods where we accumulate loans held for sale that are sold in a subsequent period, cash flow from operating activities will be negatively affected.

Investing Activities. Net cash provided by investing activities was $660.3 million and $564.4 million during the first nine months of 2018 and 2017, respectively. The increase in net cash provided by loan investing activities was primarily driven by purchases of loans held for investment offset by the repayment of such loans. The decrease in net cash provided by all other investing activities was primarily driven by proceeds from available for sale securities.

Financing Activities. Net cash used for financing activities was $(491.2) million and $(529.8) million during the first nine months of 2018 and 2017, respectively. The decrease in net cash used for financing activities was primarily driven by principal payments on our credit facilities and principal payments on and retirements of notes and certificates, offset by proceeds from our credit facilities, the issuance of notes and certificates, and proceeds from securities sold under repurchase agreements.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Capital Resources

Net capital expenditures were $37.9 million, or 7.4%, of total net revenue, and $31.8 million, or 7.6%, of total net revenue, for the first nine months of 2018 and 2017, respectively. Capital expenditures generally consist of internally developed software, computer equipment, and construction in progress. Capital expenditures in 2018 are expected to be approximately $50.0 million, primarily related to costs associated with the continued development and support of our lending platform. In the future, we expect our capital expenditures to increase as we continue to enhance our platform to support the growth in our business.

Off-Balance Sheet Arrangements

As of both September 30, 2018 and December 31, 2017, a total of $5.5 million in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026.

In the ordinary course of business, we engage in other activities that are not reflected on our Condensed Consolidated Balance Sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated variable interest entities. We provide additional information regarding these types of activities in “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 7. Securitizations and Variable Interest Entities.”

Contingencies

For a comprehensive discussion of contingencies as of September 30, 2018, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies.”

Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of 2018.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in market discount rates and servicing rates, interest rates and credit performance of loans. We are exposed to market risk directly through loans and securities held on our balance sheet, access to the securitization markets, investor demand for our loans, current and future debt under our credit facilities, and our servicing assets.

Market Rate Sensitivity

Market rate sensitivity refers to the risk of loss to future earnings, values, or future cash flows that may result from changes in market discount rates and servicing rates.

Loans Invested in by the Company. As of September 30, 2018, we were exposed to market rate risk on $471.5 million of loans invested in by the Company at fair value, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. A hypothetical 100 basis point increase in discount rates would result in a decrease of approximately $5.6 million in the fair value of loans invested in by the Company as of September 30, 2018. A hypothetical 100 basis point decrease in discount rates would result in an increase of approximately $5.8 million in the fair value of loans invested in by the Company as of September 30, 2018. Any realized or unrealized losses from market rate changes on loans invested in by the Company are recorded in earnings.

The Company’s continued facilitation of loan originations depends on an active liquid market and third-party investor demand for whole loan sales and successful structured program transactions and whole loan sales. The Company could respond to disruptions in ongoing investor demand due to changes in yield expectations, availability and yield of alternative investments, and liquidity in capital markets with reductions in origination facilitations or sales of loans at discounts, thereby negatively impacting revenue.

Servicing Assets. As of September 30, 2018, we were exposed to market servicing rate risk on $60.2 million of servicing assets. Our selection of the most representative market servicing rates is inherently judgmental. A hypothetical 10 basis point increase in the weighted-average market servicing rate assumptions would result in a net decrease of approximately $10.5 million in the fair value of our servicing assets as of September 30, 2018. A hypothetical 10 basis point decrease in the weighted-average market servicing rate assumptions would result in a net increase of approximately $10.5 million in the fair value of our servicing assets as of September 30, 2018.

Interest Rate Sensitivity

The fair values of certain of our assets and liabilities are sensitive to changes in interest rates. Fixed rates may adversely affect market value due to a rise in interest rates, while floating rates may produce less income than expected if interest rates fall. The impact of changes in interest rates would be reduced by the fact that increases or decreases in fair values of assets would be partially offset by corresponding changes in fair values of liabilities.

Loans Invested in by the Company. As of September 30, 2018, we were exposed to interest rate risk on $471.5 million of loans invested in by the Company at fair value, which have fixed interest rates. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $5.9 million in the fair value of loans invested in by the Company as of September 30, 2018. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $6.1 million in the fair value of loans invested in by the Company as of September 30, 2018. Any realized or unrealized losses from interest rate changes are recorded in earnings.

Securities Available for Sale. As of September 30, 2018, we were exposed to interest rate risk on $165.4 million of securities available for sale, including $109.7 million of asset-backed securities related to structured program transactions and $55.8 million of certificates of deposit, asset-backed securities, corporate debt securities,

LENDINGCLUB CORPORATION

commercial paper and other securities. To manage this risk, we limit and monitor maturities, credit ratings, performance of loans underlying asset-backed securities, residual interests, CLUB Certificates and concentrations within the investment portfolio. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.3 million in the fair value of these securities available for sale as of September 30, 2018. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $1.3 million in the fair value of these securities available for sale as of September 30, 2018. Any unrealized gains or losses resulting from such interest rate changes related to securities available for sale would only be recorded in earnings if we sold the securities prior to maturity or if the securities are considered other-than-temporarily impaired.

Credit Facilities and Securities Sold Under Repurchase Agreements. As of September 30, 2018, we were exposed to interest rate risk on $185.8 million of funding under the Warehouse Facilities, $95.0 million of funding under the Revolving Facility, and $24.6 million of funding under our repurchase agreements. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding are tied to LIBOR or other short-term market rates. A hypothetical 100 basis point increase in the one-month LIBOR rate would result in an increase of $3.1 million in annualized interest expense. A hypothetical 100 basis point decrease in the one-month LIBOR rate would result in a decrease of $3.1 million in annualized interest expense.

Cash and Cash Equivalents. As of September 30, 2018, we had cash and cash equivalents of $348.0 million. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper, which are short-term. Due to their short-term nature, we do not believe we have material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates.

Credit Performance Sensitivity

Credit performance sensitivity refers to the risk of loss arising from default when borrowers are unable or unwilling to meet their financial obligations. We invest in loans and asset-backed securities (including residual interests) related to structured program transactions. The performance of these loans and asset-backed securities is dependent on the credit performance of loans facilitated by us. To manage this risk, we monitor borrower payment performance and how it may impact the valuation of our investments. The valuation of these investments is based on a discounted cash flow analysis and includes Level 3 assumptions. Any unrealized losses on asset-backed securities (including residual interests) are evaluated for other-than-temporary impairment. All other unrealized gains and losses are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Loans Invested in by the Company. As of September 30, 2018, we were exposed to credit performance risk on $471.5 million of loans invested in by the Company at fair value, which have fixed interest rates. A hypothetical 10 percent increase in credit loss rates would result in a decrease of approximately $7.1 million in the fair value of loans invested in by the Company as of September 30, 2018. A hypothetical 10 percent decrease in credit loss rates would result in an increase of approximately $7.2 million in the fair value of loans invested in by the Company as of September 30, 2018.

Asset-backed Securities Related to Structured Program Transactions. As of September 30, 2018, we were exposed to credit performance risk on $109.7 million of asset-backed securities related to structured program transactions, including securities pledged as collateral. A hypothetical 10 percent increase in credit loss rates would result in a decrease of approximately $2.3 million in the fair value of asset-backed securities related to structured program transactions as of September 30, 2018. A hypothetical 10 percent decrease in credit loss rates would result in an increase of approximately $2.3 million in the fair value of asset-backed securities related to structured program transactions as of September 30, 2018.

LENDINGCLUB CORPORATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2018 were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Part I. Financial Information – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies – Legal,” which is incorporated herein by reference.

Item 1A. Risk Factors

The risks described in “Part I – Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017 (Annual Report), could materially and adversely affect our business, financial condition, operating results and prospects, and the trading price of our common stock could decline. While we believe the risks and uncertainties described therein include all material risks currently known by us, it is possible that these may not be the only ones we face. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of the Annual Report remains current in all material respects, with the exception of the below.

If we are unable to maintain our relationships with issuing banks, our business will suffer.

We rely on issuing banks to originate all loans and to comply with various federal, state and other laws, as discussed more fully in “Part I – Item 1 – Business – Relationships with Issuing Bank Partners,” in the Annual Report.

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

LENDINGCLUB CORPORATION

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

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations such as Telephone Consumer Protection Act (TCPA) or Fair Credit Reporting Act (FCRA) violations, government and regulatory investigations, inquiries or requests, and other proceedings involving consumer protection, privacy, labor and employment, intellectual property, privacy, data protection, information security, securities, tax, commercial disputes, record retention and other matters. The number and significance of these lawsuits, investigations, inquiries and requests have increased as our business has expanded in scope and geographic reach, and our products and services have increased in complexity. We have also been subject to significant litigation and regulatory inquiries following our 2016 Board Review and the resignation of our former CEO, as discussed more fully in “Part I. Financial Information – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies – Legal” above. While we have resolved private litigation against the Company arising from these matters and we have also resolved investigations of the SEC and DOJ, we continue to be subject to regulatory investigations and litigation with the FTC. In particular, note that on April 25, 2018, the Federal Trade Commission (FTC) filed a lawsuit in the Northern District of California (FTC v. LendingClub Corporation, No. 3:18-cv-02454) alleging causes of action for violations of the Federal Trade Commission Act of 1914, as amended (the FTC Act), including two counts of deception in connection with disclosures related to the Company’s origination fees and disclosures of certainty of loan approval, one count of unfairness in making unauthorized charges to borrowers’ bank accounts and one count of violation of the Gramm-Leach-Bliley Act regarding the Company’s practices in delivering its privacy notice.

LENDINGCLUB CORPORATION

The scope, timing, outcome, consequences and impact of claims, lawsuits, proceedings, investigations, inquiries and requests that we are subject to cannot be predicted with certainty. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. Furthermore, resolution of such claims, lawsuits, proceedings, investigations, inquiries and requests could result in substantial fines and penalties, which may materially and adversely affect our business. These claims, lawsuits, proceedings, investigations, inquiries and requests could also: (i) result in reputational harm, criminal sanctions, consent decrees, orders preventing us from offering certain features, functionalities, products or services, (ii) limit the Company’s access to credit; (iii) result in a modification or suspension of our business practices, (iv) require us to develop non-infringing or otherwise altered products or technologies, (v) prompt ancillary claims, lawsuits, proceedings, investigations, inquiries and requests, or (vi) result in a loss of borrowers, investors and/or ecosystem partners, any of which may adversely affect our operations. Furthermore, even following the resolution of any claims, lawsuits, proceedings, investigations, inquiries and requests against the Company, a regulatory enforcement agency could take action against one or more individuals or entities, which may require us to continue to incur significant expense for indemnification for any such individual or entity until such matters may be resolved. Any of these consequences could materially and adversely affect our business.

Holding loans on our balance sheet exposes us to credit, liquidity and interest rate risk, which may adversely affect our financial performance.

A portion of the loans facilitated through our platform are purchased by the Company for a variety of reasons, including, but not limited to: (i) to support structured program transactions, (ii) to facilitate certain whole loan sales initiatives, (iii) because such loans are associated with the testing or initial launch of alternative loan terms, programs or channels, and (iv) to mitigate marketplace imbalances on our platform for limited grades or terms, which arise when there is insufficient investor demand for certain loans available for purchase. Purchasing loans requires liquidity and therefore managing our liquidity has become essential to our business. If the Company has insufficient liquidity to support loan purchases, it may undertake certain measures to improve liquidity, including incurring additional indebtedness, accelerating the sale of existing loans on its balance sheet (including with discounts that may impact our revenues) or altering operations to reduce origination volume, all of which could adversely affect operating margins or profitability.

We may hold loans purchased by the Company for a short period or for a longer term. While these loans are on our balance sheet we earn interest on the loans but we have exposure to the credit risk of the borrowers. In the event of a decline or volatility in the credit risk of these borrowers the value of these held loans may decline. This may adversely impact the liquidity of these loans, which could produce losses if the Company is unable to realize their fair value or manage declines in their value, each of which may adversely affect our financial performance.

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

We can incur a significant amount of debt under our $120.0 million Revolving Facility and our $479.6 million Warehouse Facilities. As of September 30, 2018, we had $95.0 million outstanding balance under the Revolving Facility and $185.8 million in debt outstanding, in the aggregate, under our Warehouse Facilities. We may enter into additional financing arrangements, which could increase the aggregate amount of indebtedness we can incur.

LENDINGCLUB CORPORATION

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

We receive, transmit and store a large volume of personally identifiable information and other user data. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous U.S. and international jurisdictions, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. This regulatory framework for privacy issues worldwide is evolving and is likely to continue doing so for the foreseeable future, which creates uncertainty. For example, the California Consumer Privacy Act of 2018, which becomes effective January 1, 2020, imposes more stringent requirements with respect to California data privacy. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

We post on our website our privacy policies and practices concerning the collection, use, and disclosure of information. We also obtain consent from our borrowers to share information under certain conditions. Our failure, real or perceived, to comply with applicable privacy policies or federal, state or foreign laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation, discourage potential borrowers or investors from using our lending marketplace or result in fines or proceedings brought against us, our issuing banks or other third parties by governmental agencies, borrowers, investors or other third parties, one or all of which could adversely affect our business, financial condition and results of operations. In addition to laws, regulations and other applicable common law rules regarding privacy and privacy advocacy, industry groups or other private parties may propose new and different privacy standards. We could also be subject to liability for the inappropriate use of information made available by us. Because the interpretation and application of privacy and data protection laws and privacy standards are still uncertain, it is possible that these laws or privacy standards may be interpreted and applied in a manner that is inconsistent with our practices. Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and privacy standards, could result in additional cost and liability for us, damage our reputation, inhibit use of our lending marketplace and harm our business.

LENDINGCLUB CORPORATION

If we breach representations or warranties that we made in our securitization, whole loan or CLUB Certificate transactions, or if either we suffer a direct or indirect loss in our retained interests in these transactions, our financial condition could be harmed.

As of September 30, 2018, we have sponsored seven sales of unsecured personal whole loans through asset-backed securitizations in 2017 and 2018. In connection with these securitizations, as well as our whole loan and CLUB Certificate transactions, we made certain customary representations, warranties and covenants. If there is a breach of those representations and warranties that materially and adversely affects the value of the subject loans, then we will be required to either cure the breach, repurchase the affected loans from the issuing entity, replace the affected loans with another loan or make a loss of value payment, as the case may be. Any losses that result could be material and have an adverse effect on our financial condition.

For a description of the interests we have retained in connection with complying with risk retention rules applicable to us as a sponsor of securitization transactions, see “Risk retention rules and recent developments in our business may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results” in the Annual Report. In the event that we suffer losses on all or a portion of the interests in any securitization transaction that we have retained (whether to comply with applicable risk retention rules or otherwise), our financial condition could be harmed.

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

LENDINGCLUB CORPORATION

We are exposed to cyber-attacks, data breaches, internal employee and other insider misconduct, computer viruses, physical and electronic break-ins and similar disruptions that may adversely impact our ability to protect the confidential information of our borrowers and our investors and that could adversely impact our reputation, business approach and financial performance.

Our business involves the collection, storage, processing and transmission of customers’ personal data, including financial information of borrowers and investors. The highly automated nature of our lending marketplace, our reliance on digital technologies and the types and amount of data collected, stored and processed on our systems make us an attractive target and subject to cyber-attacks, computer viruses, physical or electronic break-ins and similar disruptions. In addition, in certain circumstances we utilize third-party vendors, including cloud applications and services, to facilitate the servicing of borrower and investor accounts. Under these arrangements, these third-party vendors require access to certain customer data for the purpose of servicing the accounts. While we have taken steps to protect confidential information that we have access to, our security measures or those of our third-party vendors are subject to breach. These security breaches and other unauthorized access to our lending marketplace and servicing systems can result in confidential borrower and investor information being stolen and potentially used for criminal purposes. Security breaches or unauthorized access to confidential information expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. Breaches of our security measures because of third-party action, employee error, third-party vendor error, malfeasance or otherwise, or because of design flaws in our software that are exposed and exploited, could adversely impact our relationships with borrowers and investors, and we could incur significant liability.

The techniques used to obtain unauthorized, improper or illegal access to our systems, our data or customers’ data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. Unauthorized parties can and have attempted to gain access to our systems and facilities through various means, including, among others, hacking into the systems or facilities of us or our partners or customers, or attempting to fraudulently induce our employees, partners, customers or others into disclosing user names, passwords, or other sensitive information, which may in turn be used to access our information technology systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect. Computer malware, viruses and hacking, phishing and denial of service attacks by third parties have become more prevalent in our industry, and have occurred on our systems in the past and may occur on our systems in the future. Although to date the Company has not suffered material costs or disruption to our business caused by any such incident, any future security breach could have a material adverse impact on our relationships with our borrowers and our reputation, business operations and financial performance.

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

LENDINGCLUB CORPORATION

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

LENDINGCLUB CORPORATION

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

LENDINGCLUB CORPORATION

Item 6. Exhibits

Exhibit Index

The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amendment No. 1 to Credit and Guaranty Agreement and Pledge and Security Agreement dated as of September 18, 2018	8-K	001-36771	10.1	September 21, 2018
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	November 7, 2018	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	November 7, 2018	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer