Form 10-K
period 2018-12-31
LendingClub Corp
filed 2019-02-20
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
Commission File Number: 001-36771

LendingClub Corporation (Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 Market Street, Suite 200
San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)
(415) 632-5600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,203,462,456 based on the closing price reported for such date on the New York Stock Exchange. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 15, 2019, there were 429,771,215 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

LENDINGCLUB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2018

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

•
LC Trust I (the LC Trust), an independent Delaware business trust that acquires loans from LendingClub and holds them for the sole benefit of certain investors that have purchased trust certificates issued by the LC Trust and that are related to specific underlying loans for the benefit of the investor.

•	Springstone Financial, LLC (Springstone), a wholly-owned Delaware limited liability company that facilitates the origination of education and patient finance loans by third-party issuing banks.

•
LendingClub Asset Management, LLC (LCAM), a wholly-owned subsidiary of LendingClub that acts as the general partner for certain private funds. In December 2018, LCAM completed the liquidation of the assets in the private funds that it manages.

Forward-Looking Statements

This Annual Report on Form 10-K (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Report include, without limitation, statements regarding borrowers, credit scoring, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. You can identify these forward-looking statements by words such as “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “opportunity,” “plan,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or similar expressions.

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

•	the impact of holding loans on and our ability to sell loans off our balance sheet;

•	transaction fees or other revenue we expect to recognize after loans are issued by the issuing banks who originate loans facilitated through our platform;

•	interest income on our loans invested in by the Company and the negative fair value adjustments on associated loans;

•	our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between the interim period and full year results;

•	capital expenditures;

•	interest rate risk and credit performance associated with the outstanding principal balance of loans and other securities and their impact to investor returns and demand for our products;

LENDINGCLUB CORPORATION

•	the impact of new accounting standards;

•	the impact of pending litigation and regulatory investigations and inquiries;

•	our compliance with applicable local, state and Federal laws, regulations and regulatory developments or court decisions affecting our business;

•	investor, borrower, platform and loan performance-related factors that may affect our revenue;

•	the potential adoption rates and returns related to new products and services;

•	the potential impact of macro-economic developments that could impact the credit performance of our loans, notes, certificates and secured borrowings, and influence borrower and investor behavior;

•	our ability to develop and maintain effective internal controls;

•	our ability to recruit and retain quality employees to support current operations and future growth;

•	the impact of expense initiatives and review of our cost structure;

•	our ability to manage and repay our indebtedness; and

•	other risk factors listed from time to time in reports we file with the SEC.

We caution you that the foregoing list may not contain all of the forward-looking statements in this Report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the cautionary statements included in this Report, particularly in the “Risk Factors” section of this Report, as well as in our consolidated financial statements, related notes, and other information appearing elsewhere in this Report and our other filings with the Securities and Exchange Commission, that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, actual results, future events or otherwise, other than as required by law.

LENDINGCLUB CORPORATION

PART I

Item 1. Business

Our Mission

Our vision is to provide Americans a path to financial health. We do this by leveraging technology and a marketplace model to seamlessly deliver access to fair and affordable credit.

Overview

LendingClub was incorporated in Delaware on October 2, 2006, and operates America’s largest online lending marketplace platform that connects borrowers and investors. Borrowers access installment loans through a fast and easy-to-use online and mobile interface. Investors provide capital to enable the funding of loans in exchange for earning attractive returns. Our marketplace enables more efficient credit decisioning, pricing, servicing and support operations. We operate fully online with no branch infrastructure, and use technology to deliver a seamless experience.

Loans facilitated through our lending marketplace are funded by the sale of whole loans to banks and institutional investors, the issuance of notes to our self-directed investors, the issuance of certificates to certain investors, or funded directly by the Company with its own capital. Additionally, we have the capability to securitize loans and to facilitate CLUB Certificate transactions to further expand our investor base.

We have developed our proprietary technology platform to support our lending marketplace and offer a variety of our issuing banks’ loan products to interested borrowers and investors. Our proprietary technology automates certain key aspects of our operations, including administration of the borrower application process, data gathering, applying credit decisioning, scoring and underwriting standards of the related issuing bank to an application, loan funding, investing and servicing, regulatory compliance and fraud detection. Our platform offers analytical tools and data to facilitate investor decision making.

We generate revenue primarily from transaction fees derived from our platform’s role in marketing to borrowers, and accepting and decisioning applications for our bank partners to enable loan originations. Additionally, we earn investor fees that include servicing fees from investors for various services, including servicing and collection efforts, gains on sales of loans, interest income earned net of interest expense and fair value gains/losses from loans invested in by the Company and held on our balance sheet.

Industry Background and Trends

We believe a transparent and open marketplace where borrowers and investors have access to information, complemented by technology and tools, can make credit more affordable and attract new sources of capital. We further believe that online lending marketplaces facilitate more efficient deployment of capital.

Lending Is Essential to the Economy

We believe the ability of individuals and small businesses to access affordable credit is essential to stimulating and sustaining a healthy, diverse and innovative economy. Lending to consumers provides financial flexibility and gives households better control over when and how to purchase goods and services.

Borrowers Are Inadequately Served by Credit Cards

Traditionally, consumers have turned to credit cards to meet their needs for small balance loans. While credit cards can be convenient as a payment mechanism, they are an expensive long-term financing solution for borrowers. Borrowers who carry a balance on their cards are often subject to high, variable interest rates and the possibility of

LENDINGCLUB CORPORATION

incurring additional fees and penalties. Additionally, a broad population of borrowers are charged the same high interest rates on their balances, regardless of an individual’s specific risk profile, so lower-risk borrowers often subsidize higher-risk borrowers.

Self-directed Investors Have Had Limited Options to Participate in Consumer Credit

Historically, access to most consumer loans as an investment product was limited to the banks that hold loans on their balance sheets or to structured securitized products that were syndicated to large institutional investors. Depositors effectively fund the loans made by the banking system, but they share little in the direct returns of these loans as evidenced by the low yields on various fixed income investment or deposit products offered by banks.

Online Marketplaces Have Proliferated Throughout the Economy

Online marketplaces have emerged to connect buyers and sellers across many industries to increase choice, improve quality, accelerate the speed of decision making and lower costs. We believe a successful online marketplace must act as a trusted intermediary providing transparency, security, supply and demand balance, and ease of use to give marketplace participants an incentive to interact and the confidence to do business together. Initial online marketplaces connected buyers and sellers of goods and services – primarily moving demand from offline to online and making the transaction process more efficient. Online marketplaces have evolved to unlock supply and demand that could not previously be matched in an efficient manner offline.

Our Marketplace Solution
We believe that our lending marketplace provides the following benefits to borrowers:

•
Access to Affordable Credit. Our proprietary lending marketplace model, easily accessible online delivery and process automation enable us to offer a wide range of borrowers interest rates that are lower on average than the rates charged by banks for credit cards, and make us competitive within the lending marketplace space for installment loans. Loans facilitated through our platform do not have interest rates or annual percentage rates in excess of 36%, which is often regarded as a benchmark for responsible lending.

•
Superior Borrower Experience. We offer a fast and easy-to-use online and mobile application process and provide borrowers with access to live support and online tools throughout the process and over the term of the loan.

•
Transparency. The installment loans facilitated through our lending marketplace each feature a fixed interest rate and an origination fee that is disclosed to the borrower during the application process, with fixed monthly payments and the ability to prepay the balance at any time without penalty. Our platform utilizes an automated, rules-based engine for applying the underwriting standards of the related issuing bank partner to an application and income verification, which significantly reduces the human bias associated with reviewing applications.

•
Fast and Efficient Decisioning. We combine advanced credit decisioning techniques with a rich proprietary data set to assess risk, detect fraud, determine a credit rating and quickly assign an appropriate interest rate in accordance with the issuing bank’s credit model.

We believe that our lending marketplace provides the following benefits to investors:

•
Access to a New Asset Class. We offer investors access to the consumer credit asset class through a variety of products, including whole loan sales, securitizations, CLUB Certificates, and notes. All investors can invest in personal loans facilitated through our standard loan program. Additionally, qualified investors can invest in loans facilitated through our custom loan program in private transactions. The consumer credit asset class has historically been funded and held by financial institutions or large institutional investors.

LENDINGCLUB CORPORATION

•	Competitive Risk-Adjusted Returns. We seek to provide investors with competitive risk-adjusted returns on loans facilitated through our lending marketplace.

•	Transparency. We seek to provide investors with transparency and choice in building their loan portfolios.

•
Easy-to-Use Tools. We seek to provide investors with tools to easily build and modify customized and diversified portfolios by utilizing the provided application programming interface (API) to invest in loans tailored to their investment objectives and to assess the returns on their portfolios. Retail investors can also enroll in automated investing, a free service that automatically invests any available cash in loans according to such investor’s specified criteria.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and provide us with competitive advantages in realizing the potential of our market opportunity:

•
Leading Online Lending Marketplace. We are America’s largest online lending marketplace connecting borrowers and investors, based on approximately $10.9 billion in loan originations during the year ended December 31, 2018, as further discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment.”

•
Robust Network Effects. Our online lending marketplace exhibits network effects that are driven by the number of participants and investments enabled through our lending marketplace. More participation leads to greater potential to match borrowers with investors. Additionally, increased participation results in the generation of substantial data that is used to improve the effectiveness of the credit decisioning and scoring models, investment by larger investors with lower cost of capital, enhance our performance record and generate increasing trust in our lending marketplace.

•
Technology Platform. Our technology platform powers our online lending marketplace and enables us to deliver proprietary solutions to borrowers and investors. Our technology platform automates most of our operations.

•
Proprietary Risk Assessment. We use proprietary algorithms to apply the respective issuing bank’s credit model that leverage behavioral data, transactional data, bank data and employment information to supplement traditional risk assessment tools, such as Fair Isaac Corporation (FICO) scores. We have built our technology platform to automate the application of these proprietary algorithms to each individual borrower’s application profile. This approach allows us to evaluate and segment each potential borrower’s risk profile and price the loan accordingly.

Products

Borrowers

Our lending marketplace facilitates several types of loan products.

Personal Loans. Our lending marketplace facilitates unsecured personal loans that can be used to refinance credit card balances, make major purchases or for other purposes. Personal loans are offered through both our standard and custom loan programs and we offer multiple features including the ability for joint applications and balance transfers where a borrower’s existing debt is paid down. Personal loans approved through our standard loan program represent loans made to prime borrowers, and include amounts from $1,000 to $40,000, maturities of three or five years, fixed interest rates, and no prepayment penalties. These loans must meet certain minimum credit requirements, including a FICO score of at least 660, satisfactory debt-to-income ratios, 36 months of credit history

LENDINGCLUB CORPORATION

and a limited number of credit inquiries in the previous six months. Personal loans that fall outside of the credit criteria for the standard program, including loans made to super-prime and near-prime borrowers, might qualify under our custom program and include amounts from $1,000 to $50,000, maturities of three or five years, fixed interest rates, and no prepayment penalties.
Education and Patient Finance Loans. We facilitate unsecured education and patient installment loans and promotional rate and promotional no-interest loans through Springstone, a wholly-owned subsidiary of the Company, and its issuing bank partners. Installment loan terms include amounts from $2,000 to $50,000, maturities from two to seven years, fixed interest rates and no prepayment penalties. The promotional rate and no-interest loan terms include amounts ranging from $499 to $32,000, maturities from six months to five years, and a fixed promotional interest rate or no required interest payment if the balance is paid in full during the promotional period, which can range from 6 to 60 months. For both the promotional rate and no-interest loans, there is no prepayment penalty and borrowers have the flexibility and discretion to pay as much or as little of the outstanding principal balance during the promotional period, subject to applicable minimums. After the promotional period, promotional rate and no-interest loans will adjust to a predetermined fixed interest rate.

Auto Refinance Loans. We facilitate secured auto refinance loans that can be used to help eligible consumers save money by refinancing into more affordable loans with lower rates and better loan terms. Installment loan terms include amounts ranging from $5,000 to $55,000, with maturities ranging from two to six years. Borrowers are required to make monthly amortizing payments, and there are no prepayment penalties.

Small Business Loans. We facilitate small business loans that enable small business owners to expand their business, purchase equipment or inventory, or meet other obligations at an affordable rate. Small business loans are fixed-rate loans in amounts ranging from $5,000 to $300,000, with maturities of one to five years, and contain no prepayment penalties or fees.

Investors

Investors have the opportunity to invest in a wide range of loans based on term and credit characteristics. Personal loans that are approved through the standard loan program are offered to all investors on our platform. Custom program loans, which include loans made to super-prime and near-prime borrowers, education and patient finance loans, auto refinance loans, new offerings, and other loans that fall outside of the credit criteria of the standard program, are offered to private investors only. All investors are provided access to a borrower’s proprietary credit grade and credit profile data on each approved and listed loan, as well as historical performance data on loans issued through our lending marketplace since its inception.

Upon the completion of loan sales and securitizations, the investor owns all rights, title and interest in the loan. We establish the investors’ accounts and the procedures for the purchase of loans, including any negotiated purchase amount limitations. We and the investor also typically make representations and warranties and agree to indemnify each other for certain breaches of the purchase agreement. For the vast majority of our whole loans sold, the investor also agrees to simultaneously enter into a servicing agreement with us to service the sold loan. We can be removed as the servicer in limited circumstances. For certain loans, under our contractual relationships we are not the servicer. For regulatory purposes, the investor has access to the underlying borrower information, but is generally prohibited from contacting or marketing to the borrower and agrees to hold such borrower information in compliance with all applicable privacy laws.

We make loans available through a Scale program and a Select program. Once loans are approved on the platform, they are randomly allocated at a grade and term level under the Scale program to retail investors purchasing interests in fractions of loans or to institutional investors purchasing whole loans. This helps to ensure that investors have access to comparable loans and loans are allocated randomly. Under the Select program, investors can specifically identify loans they want to purchase.

LENDINGCLUB CORPORATION

Our success depends in part on investors participating on our lending marketplace and, as of the date of this Report, we have a variety of investors on our platform that enable us to facilitate our origination volume. However, a relatively small number of loan investors, including us, represent a large percentage of the capital on our platform, which enable the funding of loans and our associated transaction fee revenue. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments in Quarterly Originations by Investment Channel and Investor Concentration” for further discussion of and information regarding our investor concentration.

Investors can invest in loans through one or all of the following channels:

Whole Loan Purchases: Certain institutional investors, such as banks, asset managers, insurance companies, hedge funds and other large non-bank investors, seek to hold whole loans on their balance sheets. To meet this need, we sell entire loans to these investors through purchase agreements. In the third quarter of 2017, we began a recurring process of aggregating whole loans on our balance sheet to facilitate a subsequent sale to third-party investors as whole loans or through securitization or CLUB Certificate transactions.

Securitizations: The Company securitizes a portion of the unsecured personal loans we facilitate through asset-backed securitization transactions. In connection with asset-backed securitizations, the Company is the sponsor and establishes securitization trusts to ultimately purchase the loans from the Company and/or third-party whole loan investors. Securities issued from our asset-backed securitizations are senior or subordinated based on the waterfall criteria of loan payments to each security class. The residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. As the sponsor for securitization transactions, the Company manages the completion of the transaction and earns fees from third party participants. We use our own capital to purchase certain of the loans that are subsequently contributed to these deals. As a result of our securitization capability, we have broadened our platform’s access to a large and liquid asset-backed securities market, reached new institutional investors, and provided the Company a capital markets financing alternative.

CLUB Certificates: The Company sponsors the sale of unsecured personal whole loans through the issuance of pass-through securities called CLUB Certificates, which are collateralized by loans transferred to a series of a Master Trust. The Company introduced the CLUB Certificate, which is an instrument that trades in the over-the-counter market with a CUSIP. The sale of CLUB Certificates results in more liquidity and demand for our unsecured personal loans. Each owner of a CLUB Certificate has an undivided and equal interest in the underlying loans of each transaction. The CLUB Certificate is tailored for institutional investors seeking a liquid investment with which to access the consumer credit asset class.

Notes: We issue notes pursuant to an effective shelf registration statement (Note Registration Statement). Eligible investors in those states in which we sell member payment dependent notes (notes for which cash flows to investors are dependent upon principal and interest payments made by borrowers) who have completed our investor account opening process may purchase unsecured, member payment dependent notes that correspond to payments received on an underlying standard program loan selected by the investor. When an investor registers with us, the investor enters into an investor agreement that governs the investor’s purchases of notes. Our note channel is supported by our website and our Investor Services group, which provides basic customer support to these investors.

Certificates: Previously, accredited investors and qualified purchasers were able to invest in member payment dependent certificates issued by the LC Trust. Effective December 2016, the LC Trust ceased offering new certificates, but legacy investors may continue to reinvest via previously-issued certificates.

Technology

The LendingClub platform is based on technology that we believe is reliable, scalable, flexible and secure. We have a strong culture of innovation focused on developing our platform as we anticipate the evolving needs of our customers. Key elements of our technology include:

LENDINGCLUB CORPORATION

•
Automated. Our borrower and investor acquisition process, registration, credit decisioning and scoring, servicing and payment systems are automated using internally developed and third-party licensed software. Our proprietary cash management software processes electronic cash movements, records platform entries and calculates cash balances in our borrower and investor accounts. In nearly all payment transactions, an Automated Clearing House (ACH) electronic payment network is used to disburse loan proceeds, collect borrower loan payments, receive funds from investors and disburse payments to investors.

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

•
Data Integrity and Security. We seek to maintain an effective information security program based on well-established security standards and best practices. The program establishes policies to safeguard the confidentiality, integrity and availability of borrower and investor information. The program also includes risk assessment, training, access control, encryption, service provider oversight, and an incident response program.

•
Application Programming Interface. Our application programming interface, referred to as our API, provides investors and partners with access to publicly available loan attributes and allows them to analyze data and place orders meeting their criteria without visiting our website. Investors and partners may create their own software that uses our API or they may use a variety of third-party services that invest via our API.

Relationships with Issuing Bank Partners

Loans facilitated through our lending marketplace are originated by our issuing bank partners. Our issuing bank for unsecured personal and auto loans is WebBank, a Utah-chartered industrial bank that handles a variety of consumer financing programs. Our contractual arrangements with WebBank provide WebBank with a right to originate a certain percentage of loans facilitated through our platform. Additionally, we rely on NBT Bank and Comenity Capital Bank as issuing banks for our education and patient finance loans. As of the date of this Report, no backup issuing banks have originated any loans facilitated through our marketplace and we do not have backup issuing bank arrangements.

We have entered into a loan account program agreement with WebBank that governs the terms and conditions between us and WebBank with respect to loans facilitated through our lending marketplace and originated by WebBank, including our obligations for servicing the loans during the period of time that the loans are owned by WebBank. WebBank pays us a transaction fee for our role in processing loan applications through our lending marketplace on WebBank’s behalf. The transaction fee we earn corresponds with the origination fee that WebBank charges the borrower. We pay WebBank a monthly program fee based on the amount of loans issued by WebBank and purchased by us or our investors in a given month, subject to a minimum monthly fee.

Under a loan sale agreement, WebBank may sell us loans without recourse two business days after WebBank originates the loan. The loan account program agreement and the loan sale agreement initially terminate in

LENDINGCLUB CORPORATION

January 2020, with two additional automatic, one-year renewal terms, subject to certain early termination provisions set forth in the agreements.

Our issuing banks for education and patient finance loans are NBT Bank and Comenity Capital Bank, which originate and service each education and patient finance loan. These issuing banks retain some of these loans while others are offered to private investors or purchased by us. In instances where we are unable to arrange for private investors to purchase education and patient finance loans we are contractually committed to purchase them. For our role in loan facilitation, we recognize transaction fees paid by the issuing banks and education and patient service providers once the loan is issued and the proceeds are delivered to the borrower.

Credit Decisioning and Scoring Process

Our lending marketplace provides an integrated and automated loan application and credit decisioning and scoring process. Borrowers come to our platform to apply online for a loan. During the simple application process, our platform uses proprietary risk algorithms that leverage behavioral data, transactional data and employment information to supplement traditional risk assessment tools, such as FICO scores, to assess a borrower’s risk profile. For certain loans, our verification processes and analysts then verify the borrower’s identity, income or employment by connecting with various data providers to determine whether to approve the loan request, in accordance with the issuing banks’ credit policy. We utilize an outsourced provider to assist us in the processing of certain loan applications. Borrowers are then assigned a loan grade based on their risk profile, loan term and loan amount.

Our lending marketplace’s credit decisioning and scoring models are evaluated on a regular basis and the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate are leveraged to make modifications to the models. This information assists us in assessing if and when to propose further changes to the credit model or pricing for consideration by the issuing banks who originate loans facilitated through our platform. Our lending marketplace’s credit decisioning and scoring models assign each loan offered on our lending marketplace a corresponding interest rate and origination fee. We believe we have the experience and capabilities to effectively evaluate a borrower’s credit worthiness and likelihood of default, offering competitive risk-adjusted return opportunities for loan investors.

Loan Issuance Mechanism

LENDINGCLUB CORPORATION

Once a loan application is received, we present the borrower with various loan options, including term, rate and amount, for which they qualify. After the applicant selects their personalized financing option and completes the application process, we may perform additional verifications on the borrower. Once the verifications are completed, the loan will be listed for at least 14 days and up to 30 days on our platform to attract investor commitments. Once sufficient investor commitments are received, the issuing bank originates and issues the loan to the borrower, net of the origination fee charged and retained by the issuing bank. After the loan is issued, we use the proceeds from these investors to purchase the loan from the issuing bank. Investor cash balances (excluding payments in process) are held in segregated bank or custodial accounts and are not commingled with our monies. If insufficient investor commitments are received, the Company may purchase loans with its own capital to balance the marketplace.

Loan Servicing

We service the majority of the loans facilitated through our lending marketplace, except for patient and education finance loans and auto refinance loans. Loan servicing includes account maintenance, collections, processing payments from borrowers and distributions to investors. We utilize an outsourced provider and third-party collection agencies to assist us in the servicing of certain loans.We have made arrangements for backup servicing with First Associates Loan Servicing, LLC, and Millennium Trust Company, LLC.

Loan payments for loans that we service are primarily made through an ACH withdrawal from the borrower’s bank account. Principal and interest payments on loans are then remitted to investors utilizing ACH. This automated process provides a higher degree of certainty for timely payments. This process also provides us with prompt notice in the event of a missed payment, which allows us to respond quickly to attempt to resolve the delinquency with the borrower. Generally, in the first 30 days that a loan is delinquent, our Payment Solutions team works to bring the account current. Once the loan becomes more than 30 days delinquent, we will typically outsource subsequent servicing efforts to third-party collection agencies.

The servicing fee paid by investors is designed to cover the day-to-day processing costs of loans. If a loan needs more intensive collection focus, whether internal or external, we may charge investors a collection fee to compensate us for the costs of this collection activity. This fee varies, with a maximum of up to 35% of the amount recovered. There is no collection fee charged if no loan payments are recovered. We sell most loans that have been charged-off to third parties. All proceeds received on these sales are subject to a collection fee.

Competition

The lending industry is highly competitive, rapidly changing, highly innovative and subject to regulatory scrutiny and oversight. We compete against a wide range of financial products and companies that attract borrowers, investors or both. With respect to borrowers, we primarily compete with other online consumer lending marketplaces and traditional financial institutions, such as banks, credit unions, and credit card issuers. We believe that our brand, marketplace model, scale, network effect, and historical data provide us with significant competitive strengths over current and future competitors. We anticipate that more established internet, technology and financial services companies that possess large customer bases, substantial financial resources and established distribution channels, may have significant competitive advantages as a result and will continue to enter the market. We believe our proprietary lending marketplace model, online delivery and process automation enable us to operate more efficiently and with more competitive rates and higher borrower satisfaction than these competitors.

With respect to investors, we primarily compete with other investment vehicles and asset classes, such as equities, bonds and short-term fixed income securities. We believe that our diverse and customizable investment options give us the flexibility to offer competitive risk-adjusted returns. In addition to the discussion in this section, see “Item 1A. Risk Factors – Substantial and increasing competition in our industry may harm our business,” for further discussion of the potential impact of competition on our business.

LENDINGCLUB CORPORATION

Sales and Marketing

Our marketing efforts are designed to attract and retain borrowers and investors and build brand awareness and reputation. We use a diverse array of marketing channels and are constantly seeking to improve and optimize our experience both on- and offline to achieve efficiency and a high level of borrower and investor satisfaction. Currently, we believe reputation, word of mouth and our direct to consumer marketing activities (including direct mail, digital and search engine advertising and email marketing), the participation with online aggregators and referrals from strategic relationships continue to drive growth in our investor and borrower base.

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

State and federal laws may limit the fees that may be assessed on the loans facilitated through our platform, require extensive disclosure to, and consents from, the borrowers and investors, prohibit discrimination and unfair, deceptive, or abusive acts or practices and may impose multiple qualification and licensing obligations on our activities and the loans facilitated through our lending marketplace. Failure to comply with any of these rules, regulations or requirements may result in, among other things, lawsuits (including class action lawsuits) or administrative enforcement actions seeking monetary damages, fines or civil monetary penalties, restitution or other payments to borrowers or investors, modifications to business practices, revocation of required licenses or registrations, or voiding of loan contracts.

Our compliance framework is a cornerstone of the lending marketplace that allows investors to participate in consumer and commercial credit as an asset class. Our relationship with issuing banks is a key component of our compliance framework, as described below.

WebBank, the primary bank whose loans we facilitate, is subject to oversight by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions. NBT Bank and Comenity Capital Bank, whose education and patient finance loans we facilitate, are our two other issuing banks. NBT Bank is subject to oversight by the Office of the Comptroller of the Currency (OCC) and Comenity Capital Bank is subject to oversight by the FDIC and the Utah Department of Financial Institutions. These authorities impose obligations and restrictions on our activities and the loans facilitated through our lending marketplace.

As part of our ongoing compliance program, we have customer identification processes in place to enable us to detect and prevent fraud, money laundering, and terrorist financing, and identify customers who may be on government watchlists, such as those from the Office of Foreign Assets Control (OFAC) and the Financial Crimes Enforcement Network. We compare users’ identities against these lists at least twice a month for continued compliance and oversight. If a user were to appear on a list, we would take appropriate action to resolve the issue in accordance with company policies and anti-money laundering obligations. In addition to our identification and transaction monitoring compliance programs, we use technology to assist us in complying with applicable federal anti-money laundering laws on both sides of our business model, for borrowers and investors.

Regulations and Licensing

The lending and securities industries are highly regulated. In certain respects, we are regulated differently than a bank because, unlike a bank, we do not take deposits or issue our own loans under a bank charter. Our current issuing banks originate all of the loans facilitated through our lending marketplace and are subject to regulation by the FDIC and/or other relevant federal and state regulators.

LENDINGCLUB CORPORATION

Further, federal and state governmental authorities impose additional obligations and restrictions on our activities and the loans facilitated through our lending marketplace as part of their oversight of the third party service providers of the issuing banks. While compliance with such requirements is at times complicated by our business model, the Company strives to ensure compliance with all applicable rules and regulations.

Current Regulatory Environment

We believe that our issuing bank partnership model is appropriate for all the jurisdictions in which we operate and we strive to work with federal, state and local regulatory agencies to help them understand our model and its benefits for consumers. However, we operate in a complex and evolving regulatory environment at the federal and state level and some enforcement authorities and private parties have challenged the ability of nonbank agents in certain lending programs, in some cases with similarities to ours, to rely on legislative and judicial authority that permits an FDIC-insured depository institution, such as WebBank, to "export" interest rates permitted by the laws of the state where the bank is located, regardless of the usury limitations imposed by the laws of the state of the borrower’s residence.

In May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act (NBA) and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. An extension of the application of the Second Circuit's decision, either within or outside the states in the Second Circuit, could challenge the federal preemption of state laws setting interest rate limitations for loans made by issuing bank partners in those states. The defendant petitioned the U.S. Supreme Court to review the decision and in March 2016, the Court invited the Solicitor General to file a brief expressing the views of the U.S. on the petition. The Solicitor General filed an amicus brief that stated the Second Circuit decision was incorrect, but that the case was not yet ready to be heard by the Supreme Court. In June 2016, the Supreme Court declined to hear the case. The U.S. District Court for the Southern District of New York is now hearing the case in regards to Midland’s alternative claim under a choice of law analysis, and application of state law. More recently, the U.S. District Court for the Southern District of New York on remand held that applying the Delaware choice of law provision specified in the loan contract, which would have resulted in the application of Delaware law that has no limit on allowable interest rates, would violate a fundamental public policy of New York’s criminal usury statute. The court then concluded that the New York usury law, and not Delaware law, applied to the consumer loan at issue in the case.

While we believe that our program is factually distinguishable from the Madden case, in 2016 we revised our agreement with our primary issuing bank to further distinguish the operation of the program from the Second Circuit’s analysis of the facts in Madden. Under the revised program structure, an additional component of the program fee arrangement was created. This additional program fee component is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Under this revised program structure, the majority of the bank’s revenue related to the loans facilitated on our platform is therefore tied to the terms and performance of the loans. The bank also maintains an ongoing contractual relationship with borrowers, who may seek additional credit through the LendingClub program in the future.

In addition, a bill was passed in late 2017 by the House of Representatives that could clarify that any loan originated by a national bank would be entitled to the benefits of federal preemption on claims of usury provided that certain criteria are met. However, the bill was never passed by the Senate and we do not know whether this bill will be reintroduced in the current Congress or, if it is, whether it will pass or, if it does pass, what its final terms will be or its potential impact on our business.

In August 2016, a federal district court in the Central District of California considered a case brought by the Consumer Financial Protection Bureau (CFPB) against CashCall, Inc. In that case, CashCall had an arrangement with a lender owned by a member of the Cheyenne River Sioux Tribe in which loans were offered to borrowers at annual percentage rates that could exceed 300 percent. The District Court ruled that, under the facts presented in the

LENDINGCLUB CORPORATION

case, CashCall should be deemed the “true lender” and could not charge interest rates in excess of state usury laws. In January 2017, the court issued an order staying the decision for interlocutory appeal to the United States Court of Appeals for the Ninth Circuit, over the CFPB’s objections. The defendants then filed a petition for appeal with the Ninth Circuit, which was ultimately denied. More recently, the District Court ordered CashCall to pay approximately $10.2 million in civil money penalties, but no consumer restitution. In issuing the judgment, which was significantly less than the $280 million the CFPB sought in penalties and consumer restitution, the District Court found that CashCall had not knowingly or recklessly violated consumer protection laws, and that the CFPB had not demonstrated that consumer restitution was an appropriate remedy. We believe that our program is factually distinguishable from the CashCall case.

Separately, in September 2016 in Beechum v. Navient Solutions, Inc., also in the federal district court in the Central District of California, the court considered a program in which a national bank had a bank partnership with a nonbank, the Student Loan Marketing Association (SLMA), in which borrowers could receive loans originated by the bank through the SLMA. The court rejected the argument that the SLMA was the “true lender,” holding that the face of the borrower transactions showed that the bank had originated the loans and any further analysis to look behind the face of the transaction was inappropriate.

In December 2016, the Office of the Comptroller of the Currency (the OCC) released a white paper and sought public comment on whether to charter a new type of special purpose national bank to facilitate the provision of core banking activities through financial technology (fintech). We, along with other interested parties, submitted responses in January 2017. In March 2017, the OCC issued a Licensing Manual Draft Supplement for Evaluating Charter Applications From Financial Technology Companies (Manual Draft Supplement) explaining how the OCC intends to apply the licensing standards and requirements in existing regulations and policies to fintech companies applying for special purpose national bank charters. In response to the Manual Draft Supplement, the Conference of State Bank Supervisors (CSBS) and the New York Department of Financial Services (NYDFS) each filed suit challenging the authority of the OCC to issue charters to fintech companies. In December 2017, the suit filed by the NYDFS was dismissed without prejudice on the ground that the claims were not ripe because no charters had yet been issued under the Manual Draft Supplement and that the OCC has yet to definitively conclude whether to move forward. However, in July 2018, the OCC issued a policy statement announcing that the OCC will consider applications for special purpose national bank charters from fintech companies that are engaged in the business of banking but do not take deposits. In making its policy statement, the OCC also noted, “A national bank charter is only one option among many for companies engaged in the business of banking. Other options include pursuing state banking charters, appropriate business licenses, and partnerships with other federal or state financial institutions.” After the policy statement, the CSBS and NYDFS again filed lawsuits in September 2018 and October 2018, respectively, challenging the authority of the OCC to issue charters to fintech companies. As the Company continually evaluates its structure, product offerings and future plans, the Company will continue to review and evaluate the proposed fintech charter.

At the state level, certain states are considering the scope of their regulation and oversight of the financial technology industry. For example, we have participated with other financial technology companies in providing information and perspective to the California Department of Business Oversight. The application of state laws to our business, now or as they may be written or interpreted in the future, could have a significant impact on our ability to do business in any given state. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment” for further discussion of applicable matters in Colorado and New York.

The CFPB, which commenced operations in July 2011, has broad authority over the businesses in which we engage. This includes authority to write regulations under federal consumer financial protection laws, such as the Truth in Lending Act and the Equal Credit Opportunity Act, and to enforce those laws against and examine large financial institutions, such as our issuing banks, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. We are subject to the regulatory and enforcement authority of the CFPB, as a facilitator, servicer or acquirer of consumer credit. Since its creation, the CFPB has announced “larger participant rules” to expand its supervisory authority in various areas of

LENDINGCLUB CORPORATION

the financial industry. The CFPB has announced larger participant rules for auto lenders, and as our auto refinance business grows, we may meet the definition of a “larger participant” in the auto loan arena and become subject to supervision, examination and greater oversight by the CFPB. The CFPB has not yet announced specifics regarding its proposed rulemaking for installment loan lenders and, consequently, there continues to be uncertainty as to how the CFPB’s strategies and priorities, including any final rules, will impact our unsecured installment loan business and our results of operations going forward.

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

State Licensing Requirements

In most states we believe, because of our issuing bank model, we are exempt from or satisfy relevant licensing requirements with respect to the origination of loans we facilitate. However, we may need, and have obtained, one or more state licenses to broker, acquire, service and/or enforce loans. As needed, we have endeavored to apply and obtain the appropriate licenses. In addition, we have applied for and obtained certain licenses in a number of states that we believe are not necessary to conduct our current activities, but which may facilitate potential evolutions of our business model and provide transparency and an opportunity for interaction with state licensing authorities.

Where we have obtained licenses, state licensing statutes may impose a variety of requirements and restrictions on us, including:

•	record-keeping requirements;

•	restrictions on servicing practices, including limits on finance charges and fees;

•	usury rate caps;

•	disclosure requirements;

•	examination requirements;

•	surety bond and minimum net worth requirements;

•	financial reporting requirements;

•	notification requirements for changes in principal officers, stock ownership or corporate control;

•	restrictions on advertising;

•	data security and privacy; and

•	review requirements for loan forms.

These statutes may also subject us to the supervisory and examination authority of state regulators in certain cases, and we have experienced, are currently and will likely continue to be subject to and experience exams by state regulators.

See “Item 1A. Risk Factors – Risks Related to Our Business and Regulation,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment” and “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies” for additional discussion and disclosure on state inquiries and requests, including the risk factors titled “We are regularly subject to litigation, and government and regulatory investigations, inquiries and requests, including matters related to our legacy management and the resignation of our former Chief Executive Officer,” “If the loans facilitated through our lending marketplace were found to violate a state’s usury laws, and/or we were found to be the true lender (as opposed to our issuing bank(s)), we may have to alter our business model and our business could be harmed” and “The regulatory framework for our business is evolving and uncertain as federal and state governments consider new laws to regulate online lending marketplaces such as ours.

LENDINGCLUB CORPORATION

New laws and regulations, including uncertainty as to how the actions of any federal or state regulator could impact our business or that of our issuing bank(s)” for more information on potential adverse outcomes and consequences resulting from a regulatory exam or related investigation, inquiry, request or proceeding.

Consumer Protection Laws

Federal and State UDAAP Laws; FTC Lawsuit. The Dodd-Frank Act contains so-called “UDAAP” provisions declaring unlawful “unfair,” “deceptive” and “abusive” acts and practices in connection with the delivery of consumer financial services, and gives the CFPB the power to enforce UDAAP prohibitions and to adopt UDAAP rules defining unlawful acts and practices. Additionally, “UDAP” provisions of the Federal Trade Commission Act (FTC Act) prohibit “unfair” and “deceptive” acts and practices in business or commerce and give the FTC enforcement authority to prevent and redress violations of this prohibition. Virtually all states have similar UDAP laws. Whether a particular act or practice violates these laws frequently involves a highly subjective and/or fact-specific judgment. On April 25, 2018, the Federal Trade Commission (FTC) filed a lawsuit in the Northern District of California (FTC v. LendingClub Corporation, No. 3:18-cv-02454) alleging causes of action for violations of the FTC Act, including claims of deception in connection with disclosures related to the origination fee associated with loans available through the Company’s platform, and in connection with communications relating to the likelihood of loan approval during the application process, and a claim of unfairness relating to certain unauthorized charges to borrowers’ bank accounts. The Company denies and will vigorously defend against the allegations. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies” for further discussion regarding the FTC lawsuit.

State Usury Limitations. Our business model is based on our relationship with WebBank and other issuing banks and the power under federal law for national banks and FDIC-insured banks to make loans nationwide at the rate allowed by the laws of the state where the bank is located. The following authorities permit FDIC-insured depository institutions, such as WebBank, to “export” the interest rate permitted by the laws of the state or U.S. territory where the bank is located, regardless of the usury limitations imposed by the state law of the borrower’s residence unless the state has chosen to opt out of the exportation regime: Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980 (DIDA); Section 85 of the National Bank Act (NBA); federal case law interpreting the NBA such as Tiffany v. National Bank of Missouri, 85 U.S. 409 (1874), and Marquette National Bank of Minneapolis v. First Omaha Service Corporation, 439 U.S. 299 (1978); and FDIC advisory opinion 92-47.

WebBank is located in Utah, and Utah law accordingly governs the permissible rate of interest that may be charged on loans originated by WebBank. Title 70C of the Utah Consumer Credit Code does not limit the amount of fees or interest that may be charged by WebBank on loans of the type offered through our lending marketplace. While states may opt out of the regime created by federal statute that allow state banks to export to other states the interest charges allowed in the state where the bank is located, only Iowa and Puerto Rico have exercised this power. If a loan made through our lending marketplace were deemed to be subject to the usury laws of states or U.S. territories (because such state or U.S. territory has opted-out of the rate exportation regime or otherwise), we could become subject to fines, penalties and possible forfeiture of amounts charged to the borrower, if the interest charges on the loan exceeded the applicable state usury rate cap. As a result, we could decide not to facilitate loans in that jurisdiction, refrain from making certain loans available for investment by certain investors, or only facilitate loans with interest charges that do not exceed the limits in that jurisdiction, which could adversely impact our growth.

State Disclosure Requirements and Other Substantive Lending Regulations. We are also subject to state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, credit reporting, and debt collection. Our ongoing compliance program seeks to comply with these requirements.

Truth in Lending Act. The Truth in Lending Act (TILA) and Regulation Z, which implements it, require lenders to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions. These rules apply to our issuing banks as the creditors for loans facilitated through our lending marketplace, but because the transactions are carried out on our hosted website, we facilitate compliance. For closed-end credit transactions of the type provided through our lending marketplace, these disclosures include,

LENDINGCLUB CORPORATION

among others, providing the annual percentage rate, the finance charge, the amount financed, the number of payments and the amount of the monthly payment. The creditor must provide these disclosures before a loan is consummated. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances. Our lending marketplace provides borrowers with the issuing bank’s TILA disclosure at the time a borrower posts a loan request on the platform. If the borrower’s request is not fully funded and the borrower chooses to accept a lesser amount offered, we provide an updated TILA disclosure. We also seek to comply with TILA’s disclosure requirements related to credit advertising.

Equal Credit Opportunity Act. The federal Equal Credit Opportunity Act (ECOA) prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants and from using advertising or making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply both to a lender such as WebBank as the creditor for loans facilitated through our lending marketplace as well as to a party such as ourselves that regularly facilitates a credit decision. Investors may also be subject to the ECOA in their capacity as purchasers if they are deemed to regularly participate in credit decisions. In the underwriting of loans offered through our lending marketplace, and in all aspects of operations, both WebBank and we seek to comply with ECOA’s provisions prohibiting discouragement and discrimination. ECOA also requires creditors to provide consumers and certain small businesses with timely notices of adverse action taken on credit applications. Prospective borrowers who apply for a loan through our lending marketplace but are denied credit are provided with an adverse action notice in compliance with applicable requirements.

Fair Credit Reporting Act. The federal Fair Credit Reporting Act (FCRA), as amended by the Fair and Accurate Credit Transactions Act (FACTA), promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report and requires persons that furnish loan payment information to credit bureaus to report such information accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report or received from a third party and requires creditors who use consumer reports in establishing loan terms to provide risk-based pricing or credit score notices to affected consumers. When an applicant applies for a loan on our marketplace, a permissible purpose exists for obtaining a credit report on the applicant and we also obtain explicit consent from applicants to obtain such reports. As the servicer for the loan, we report loan payment and delinquency information to appropriate consumer reporting agencies. We provide an adverse action notice to a rejected applicant on WebBank’s behalf at the time the applicant is rejected that includes all the required disclosures and also comply with risk-based pricing requirements of the FCRA. We also have processes in place to ensure that consumers are given “opt-out” opportunities, as required by the FCRA, regarding the sharing of their personal information. We have also implemented an identity theft prevention program.

Fair Debt Collection Practices Act. The federal Fair Debt Collection Practices Act (FDCPA) provides guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While the FDCPA applies to third-party debt collectors, debt collection laws of certain states impose similar requirements on creditors who collect their own debts. In addition, the CFPB prohibits unfair, deceptive or abusive acts or practices in debt collection, including first-party debt collection. Our agreement with investors prohibits investors from attempting to collect directly on the loan. Actual collection efforts in violation of this agreement are unlikely given that investors generally do not learn the identity of borrowers. We use our internal collection team and professional third-party debt collection agencies to collect delinquent accounts. They are required to comply with all applicable laws in collecting delinquent accounts of our borrowers.

Privacy and Data Security Laws. The federal Gramm-Leach-Bliley Act (GLBA) includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain

LENDINGCLUB CORPORATION

circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. We have a detailed privacy policy, which is accessible from every page of our website. We maintain consumers’ personal information securely, and only share such information with third parties for marketing purposes in accordance with our privacy policy and with the consent of the consumer. In addition, we take measures to safeguard the personal information of our borrowers and investors and protect against unauthorized access to this information.

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

Military Lending Act. The Military Lending Act (MLA) restricts, among other things, the interest rate and other terms that can be offered to active military personnel and their dependents. The MLA caps the interest rate that may be offered to a covered borrower to a 36% military annual percentage rate, or “MAPR,” which includes certain fees such as application fees, participation fees and fees for add-on products. Prior to a recent amendment of the rules under the MLA, the MLA applied only to certain short-term loans. The rule’s amendment extends the 36% rate cap to most types of consumer credit. The MLA also requires certain disclosures and prohibits certain terms, such as mandatory arbitration if a dispute arises concerning the consumer credit product.

California Consumer Privacy Act of 2018. In 2018, the California Consumer Privacy Act was passed into law, to be effective January 1, 2020. This law would broaden consumer rights with respect to their personal information, imposing obligations to disclose the categories and specific pieces of personal information a business collects, providing consumers the right to opt out of the sale of personal information and the right to request that a business delete any personal information about the consumer under certain circumstances. The California Consumer Privacy Act could be amended prior to its effective date, which could impact the obligations imposed by the law. Other states may adopt laws similar to the California Consumer Privacy Act, and the federal government may adopt a federal law on the topic that could fully or partially preempt the California Consumer Privacy Act.

Other Regulations

Electronic Fund Transfer Act and NACHA Rules. The federal Electronic Fund Transfer Act (EFTA) and Regulation E that implements it provide guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts. In addition, transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (NACHA). Most transfers of funds in connection with the origination and repayment of loans are performed by ACH. We obtain necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules. We also comply with the requirement that a loan cannot be conditioned on the borrower’s agreement to repay the loan through automatic fund transfers. Transfers of funds through our platform are executed by Wells Fargo and conform to the EFTA, its regulations and NACHA guidelines.

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

LENDINGCLUB CORPORATION

receive information electronically. When a borrower or investor registers on our platform, we obtain his or her consent to transact business electronically, receive electronic disclosures and maintain electronic records in compliance with ESIGN and UETA requirements.

Bank Secrecy Act. In cooperation with our issuing banks, we have implemented various anti-money laundering policies and procedures to comply with applicable federal law. With respect to new borrowers and investors, we apply the customer identification and verification program rules and screen names against the list of specially designated nationals maintained by the U.S. Department of the Treasury and OFAC pursuant to the USA PATRIOT Act amendments to the Bank Secrecy Act and its implementing regulations.

New Laws and Regulations. From time to time, various types of federal and state legislation are proposed and new regulations are introduced that could result in additional regulation of, and restrictions on, the business of consumer lending. We cannot predict whether any such legislation or regulations will be adopted or how this would affect our business or our important relationships with third parties. In addition, the interpretation of existing legislation may change or may prove different than anticipated when applied to our business model. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business. As a consequence of the extensive regulation of commercial lending in the United States, our business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business.

Foreign Laws and Regulations. We do not permit non-U.S. based individuals to register as borrowers on the platform and the Company does not facilitate loans to borrowers outside the United States. Therefore, we do not believe that we are subject to foreign laws or regulations with respect to borrowers.

For more information on how the regulatory environment, enforcement actions, findings and ratings could also have an impact on our strategies, the value of our assets, or otherwise adversely affect our business see “Item 1A. Risk Factors – Risks Related to Our Business and Regulation” for further discussion regarding our regulatory environment.

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

Employees

At December 31, 2018, we had 1,768 employees and contract employees. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our employee relations to be good.

LENDINGCLUB CORPORATION

Available Information

The address of our principal executive offices is LendingClub Corporation, 595 Market Street, Suite 200, San Francisco, California, 94105. Our website address is www.lendingclub.com. At our investor relations website, ir.lendingclub.com, we make available free of charge the following information and capabilities:

•
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC;

•	Press releases, including with respect to our quarterly earnings;

•	Announcements of public conference calls and webcasts;

•
Corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, committee charters, business conduct and ethics policy, and other governance-related policies;

•	Other news and market data that we may post from time to time that investors might find useful or interesting; and

•	Opportunity to sign up for email notifications.

In addition to announcing material financial information through our investor relations website, press releases, SEC filings, and public conference calls and webcasts, we also intend to use other online and social media channels, including our Blog (http://blog.lendingclub.com), Twitter handles (@LendingClub and @LendingClubIR) and Facebook page (https://www.facebook.com/LendingClubTeam) to disclose material non-public information and to comply with our disclosure obligations under Regulation FD.

The contents of the websites referred to above are not incorporated into this filing or in any other report or document on file with the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

LENDINGCLUB CORPORATION

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K (Report), including the section titled “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. While we believe the risks and uncertainties described below include all material risks currently known by us, it is possible that these may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected.

RISKS RELATED TO OUR BUSINESS AND REGULATION

If we are unable to maintain our relationships with issuing banks, our business will suffer.

We rely on issuing banks to originate all loans and to comply with various federal, state and other laws, as discussed more fully above in “Item 1. Business – Relationships with Issuing Bank Partners.”

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

WebBank is subject to oversight by the FDIC and the State of Utah and must comply with complex rules and regulations, licensing and examination requirements, including requirements to maintain a certain amount of regulatory capital relative to its outstanding loans. We are a service provider to WebBank, and as such, we are subject to audit by WebBank in accordance with FDIC guidance related to management of third-party vendors. We are also subject to the examination and enforcement authority of the FDIC as a bank service company covered by the Bank Service Company Act. We have indemnification obligations and exposure under our agreements with WebBank, including with respect to our compliance with certain applicable laws. If WebBank were to suspend, limit or cease its operations or our relationship with WebBank were to otherwise terminate, we would need to implement a substantially similar arrangement with another issuing bank, obtain additional state licenses or curtail our operations. Our agreement with WebBank has an initial term ending on January 31, 2020 and renews automatically for two successive terms of one year each, unless either party provides notice of non-renewal to the other party in accordance with the provisions of the agreement. As of the date of this Report, no backup issuing banks have originated any loans facilitated through our marketplace and we do not have a backup origination arrangement.

We believe that our relationship with WebBank is critical to our business. If we are unsuccessful in maintaining our relationships with WebBank, our ability to provide loan products could be materially impaired and our operating results would suffer. If we need to enter into alternative arrangements with a different issuing bank to replace our existing arrangements, we may not be able to negotiate a comparable alternative arrangement. Transitioning loan originations to a new issuing bank is untested and may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in our inability to facilitate loans through our platform. If we were unable to enter in an alternative arrangement with a different issuing bank, we would need to obtain or activate a state license in each state in which we operate to enable us to originate loans, as well as comply with other state and federal laws, which would be costly, time-consuming and may necessitate that we materially alter our business and operations. If we were to become a loan originator through state licenses or federal charter, we may become subject to expanded compliance requirements and be constrained in our product offerings, capital requirements, or other limitations that may be less favorable than our current arrangements.

LENDINGCLUB CORPORATION

Substantial and increasing competition in our industry may harm our business.

The lending industry is increasingly competitive. We compete with financial products and companies that attract borrowers, investors or both, as described in “Item 1. Business – Competition.”

Many of our competitors have significantly greater financial resources and may have less expensive access to capital than we do, and may offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than us. Certain competitors may be able to offer lower rates to borrowers than we are able to offer and/or structure their loan products in a manner that is more attractive to potential borrowers and investors. Additionally, some of our competitors may also be subject to less burdensome licensing and other regulatory requirements.

If we do not offer, price and develop attractive products and services for our borrowers and investors, we may not be able to compete effectively against our competitors and our business and results of operations may be materially harmed.

We are regularly subject to litigation, and government and regulatory investigations, inquiries and requests, including matters related to our legacy management and the resignation of our former Chief Executive Officer.

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations such as Telephone Consumer Protection Act (TCPA), Fair Credit Reporting Act (FCRA), Unfair and Deceptive Acts and Practices (UDAP) or Unfair, Deceptive or Abusive Acts or Practices (UDAAP) violations, government and regulatory exams, investigations, inquiries or requests, and other proceedings involving consumer protection, privacy, labor and employment, intellectual property, privacy, data protection, information security, securities, tax, commercial disputes, record retention and other matters. The number and significance of these claims, lawsuits, exams, investigations, inquiries and requests have increased as our business has expanded in scope and geographic reach, and our products and services have increased in complexity. We have also been subject to significant litigation and regulatory inquiries following our 2016 Board Review and the resignation of our former CEO, as discussed more fully in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies,” below. While we have resolved private litigation against the Company arising from these matters and we have also resolved investigations of the SEC and DOJ, we continue to be subject to regulatory investigations and litigation with the Federal Trade Commission (FTC). In particular, note that on April 25, 2018, the FTC filed a complaint in the Northern District of California (FTC v. LendingClub Corporation, No. 3:18-cv-02454) alleging causes of action for violations of the Federal Trade Commission Act of 1914, as amended, including claims of deception in connection with disclosures related to the origination fee associated with loans available through the Company’s platform, and in connection with communications relating to the likelihood of loan approval during the application process, and a claim of unfairness relating to certain unauthorized charges to borrowers’ bank accounts. The FTC’s complaint also alleged a violation of the Gramm-Leach-Bliley Act regarding the Company’s practices in delivering its privacy notice.

The scope, timing, outcome, consequences and impact of claims, lawsuits, proceedings, investigations, inquiries and requests that we are subject to cannot be predicted with certainty. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. Furthermore, resolution of such claims, lawsuits, proceedings, investigations, inquiries and requests could result in substantial fines and penalties, which may materially and adversely affect our business. These claims, lawsuits, proceedings, exams, investigations, inquiries and requests could also: (i) result in reputational harm, criminal sanctions, consent decrees, orders preventing us from offering certain features, functionalities, products or services, (ii) limit the Company’s access to credit, (iii) result in a modification or suspension of our business practices (including limiting the maximum interest rate on certain loans facilitated through our platform and/or refraining from making certain loans available for investment by certain investors), (iv) require us to develop non-infringing or otherwise altered products or technologies, (v) prompt ancillary claims, lawsuits, proceedings, investigations, inquiries and requests, (vi) consume financial and other resources which may otherwise be utilized for other purposes such as advancing the Company’s products, services and/or results of operations, (vii) cause a breach or cancellation of certain contracts, or

LENDINGCLUB CORPORATION

(viii) result in a loss of borrowers, investors and/or ecosystem partners, any of which may adversely affect our business and operations. Furthermore, even following the resolution of any claims, lawsuits, proceedings, exams, investigations, inquiries and requests against the Company, a regulatory enforcement agency could take action against one or more individuals or entities, which may require us to continue to incur significant expense for indemnification for any such individual or entity until such matters may be resolved. Any of these consequences could materially and adversely affect our business.

Holding loans on our balance sheet exposes us to credit, liquidity and interest rate risk, which may adversely affect our financial performance.

A portion of the loans facilitated through our platform are purchased by the Company for a variety of reasons, including, but not limited to: (i) to support structured program transactions, (ii) to facilitate certain whole loan sales initiatives, (iii) to enable the testing or initial launch of alternative loan terms, programs or channels, and (iv) to mitigate marketplace imbalances on our platform for limited grades or terms, which arise when there is insufficient investor demand for certain loans available for purchase.

We may hold loans purchased by the Company for a short period or for a longer term. While these loans are on our balance sheet we earn interest on the loans, but we have exposure to the credit risk of the borrowers. In the event of a decline or volatility in the credit profile of these borrowers the value of these held loans may decline. This may adversely impact the liquidity of these loans, which could produce losses if the Company is unable to realize their fair value or manage declines in their value, each of which may adversely affect our financial performance.

With respect to a portion of loans facilitated through our platform and purchased by the Company, including a portion of those that are purchased to mitigate marketplace imbalances for certain grades or terms from time to time, we may provide incentives to investors to purchase such loans from the Company or we may sell the loans at a price that is less than par. Any incentive or difference to par may be partially or wholly offset by other factors, such as interest earned on the loan prior to its sale. However, selling loans with incentives or at prices less than par may discourage investors from purchasing loans on our platform without incentives or at par value, cause the Company to realize less revenue than expected with respect to such loans or prompt dissatisfaction and complaints from investors unable to purchase incentivized or discounted loans, each of which may adversely affect our business and financial results.

If the loans facilitated through our lending marketplace were found to violate a state’s usury laws, and/or we were found to be the true lender (as opposed to our issuing bank(s)), we may have to alter our business model and our business could be harmed.

The interest rates that are charged to borrowers and that form the basis of payments to investors through our lending marketplace are enabled by legal principles including (i) the application of federal law to enable an issuing bank that originates the loan to “export” the interest rates of the jurisdiction where it is located, (ii) the application of common law “choice of law” principles based upon factors such as the loan document’s terms and where the loan transaction is completed to provide uniform rates to borrowers, or (iii) the application of principles that allow the transferee of a loan to continue to collect interest as provided in the loan document. WebBank, the primary issuing bank of the loans facilitated through our lending marketplace, is chartered in, and operates out of, Utah, which allows parties to generally agree by contract to any interest rate. Certain states, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate. In some jurisdictions, the maximum rate is less than the current maximum rate offered by WebBank through our platform. If the laws of such jurisdictions were found to govern the loans facilitated through our lending marketplace (in conflict with the principles described above), those loans could be in violation of such laws.

We operate in a complex and evolving regulatory environment at the federal and state level and although we strive to work with federal, state and local regulatory agencies to help them understand our model and its benefits for consumers, our issuing bank partnership model may be deemed to be inappropriate for certain of the jurisdictions in which we operate. Specifically, note that as discussed in “Item 1. Business – Regulatory and Compliance

LENDINGCLUB CORPORATION

Framework” above, in May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act (NBA) and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. While we believe that our program is factually distinguishable from such case, the decision of the U.S. Court of Appeals for the Second Circuit in Madden v. Midland Funding, LLC could create potential liability under state statutes such as usury and consumer protection statutes.

In addition, there have been (and may continue to be) regulatory inquiries and/or litigation challenging lending arrangements where a bank or other third-party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination and servicing of a loan. See “Item 1. Business – Regulatory and Compliance Framework” above for more information.

For example, in January 2017, the Colorado Administrator of the Uniform Consumer Credit Code (Administrator) filed suit against Avant, Inc., a company that operates an online consumer loan platform. The Administrator asserts that loans to Colorado residents facilitated through Avant’s platform were required to comply with Colorado laws regarding interest rates and fees, and that those laws are not preempted by federal laws that apply to loans originated by WebBank, the federally regulated issuing bank who originates loans through Avant’s platform, as well as through our platform. Although Avant removed its case to federal court in March 2017, the United States District Court for the District of Colorado issued an order in March 2018 remanding the case to the District Court for the City and County of Denver. In March 2018, the United States District Court for the District of Colorado also issued an order dismissing a parallel case brought by WebBank that sought a declaratory judgment regarding the applicability of federal preemption to Colorado usury laws and permanent injunctions against the Administrator that would prevent the Administrator from enforcing Colorado usury laws against WebBank and certain parties associated with loans originated by it. Avant thereafter filed a Motion to Dismiss in District Court for the State of Colorado and WebBank moved to intervene in the case. On August 14, 2018, the Court granted WebBank’s motion but denied Avant’s motion. In November 2018, the Administrator added as defendants certain securitization trusts that had acquired Avant loans. The Administrator is seeking a penalty of ten times the amount of the “excess” finance charges. No assurance can be given as to the timing or outcome of these matters. However, these matters could potentially impact the Company’s business, including the maximum interest rates and fees that can be charged, application of certain consumer protection statutes and access to the securitization markets.

The Company is currently in discussions with the Colorado Department of Law (the CDL) concerning the licenses required for the Company’s servicing operations and the structure of its offerings in the State of Colorado. While we believe that our program with WebBank has been structured in accordance with governing federal law, the CDL has identified alleged “exceptions” to our compliance with provisions of the Colorado Uniform Consumer Credit Code, including with respect to specifying permitted rates and charges. We believe that our model differs in important respects from Avant’s business model as alleged in the litigation involving Avant in Colorado. Nevertheless, while awaiting resolution of these matters and as of the date of this Report, we are also in discussion with the CDL about entering into a terminable agreement to, among other things: (i) toll the statutes of limitations on any action the CDL might bring against us based on the rates and charges on the loans we facilitate and (ii) refrain from making certain loans available for investment by certain investors.

If a borrower or a state were to successfully bring claims against us for state usury law violations, and the rate on that borrower’s personal loan was greater than that allowed under applicable state law, we could be subject to fines and penalties, including the voiding of loans and repayment of principal and interest to borrowers and investors, and may be in breach of certain representation and warranties we make to our platform investors. Additionally, we might decide to modify or suspend certain of our business practices, including limiting the maximum interest rate on certain loans facilitated through our platform and/or refraining from making certain loans available for investment by certain investors, and we might decide to originate loans under state-specific licenses, where such a ruling is applicable. These actions could adversely impact our business. Further, if we were unable to partner with another issuing bank, we would have to substantially modify our business operations from the manner currently

LENDINGCLUB CORPORATION

contemplated and would be required to maintain state-specific licenses and only provide a limited range of interest rates for personal loans, all of which would substantially reduce our operating efficiency and attractiveness to investors and may materially adversely affect our business, financial condition and results of operations.

The regulatory framework for our business is evolving and uncertain as federal and state governments consider new laws to regulate online lending marketplaces such as ours. New laws and regulations, including uncertainty as to how the actions of any federal or state regulator could impact our business or that of our issuing bank(s).

The regulatory framework for online lending marketplaces such as ours is evolving and uncertain. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our lending marketplace and the way in which we interact with borrowers and investors. Furthermore, the costs associated with staying current and complying with the regulatory framework may divert significant resources which otherwise might be utilized for other purposes such as advancing the Company’s products, services and/or results of operations. For a discussion of how government regulation impacts key aspects of our business, see “Item 1. Business – Regulatory and Compliance Framework.”

Federal Regulatory Framework

OCC Guidance

As discussed in “Item 1. Business – Regulatory and Compliance Framework” above, the OCC has considered the adoption of a Fintech Charter. We cannot predict whether or when the OCC will begin accepting applications for Fintech Charters, if we will pursue a Fintech Charter or other banking charter, or how this new Fintech Charter could impact our industry, business and results of operations going forward.

Consumer Financial Protection Bureau

As discussed in “Item 1. Business – Regulatory and Compliance Framework” above, the CFPB previously announced that it intends to expand its supervisory authority through the use of “larger participant rules.” The CFPB has not announced specifics regarding its proposed rulemaking, and recently announced that it intends to review its policies and priorities. Consequently, there continues to be uncertainty as to how the CFPB’s strategies and priorities, including any final rules, will impact our businesses and results of operations going forward.

State Regulatory Framework

As discussed in “Item 1. Business – Regulatory and Compliance Framework” above, at the state level, certain states are considering the scope of their regulation and oversight of the financial technology industry. The application of state laws to our business, including the application of usury laws, now or as they may be written or interpreted in the future, could have a significant impact on our ability to do business in any given state and may impact our business and results of operations going forward.

Federal and State Borrower and Consumer Protection Laws

As discussed in “Item 1. Business – Consumer Protection Laws and Other Regulations” above, we and our issuing bank partners must comply with regulatory regimes, including those applicable to consumer credit transactions, various aspects of which are untested as applied to our lending marketplace. Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other federal and state laws may apply to the origination and servicing of loans facilitated through our lending marketplace.

While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

LENDINGCLUB CORPORATION

In particular, the USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts and monitoring their transactions. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently several banking institutions have received large fines for non-compliance with these laws and regulations.

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

State Licensing Requirements

Where applicable, we will seek to comply with state small loan, lender, solicitation, credit service organization, loan broker, servicing and similar statutes. In U.S. jurisdictions with licensing or other requirements that we believe may be applicable to us, we believe we comply with or are exempt from the relevant requirements through the operation of our lending marketplace with issuing banks and/or licenses that we possess or will seek to obtain. Although we periodically evaluate the need for licensing in various jurisdictions, there is a risk that, at any given time, we will not have the necessary licenses to operate in all relevant jurisdictions or that we will be in full compliance with all applicable requirements. If we are found to not have complied with applicable laws, regulations or requirements, we could: (i) lose one or more of our licenses or authorizations, (ii) become subject to a consent order or administrative enforcement action, (iii) face lawsuits (including class action lawsuits), sanctions or penalties, (iv) be in breach of certain contracts, which may void or cancel such contracts, (v) decide or be compelled to modify or suspend certain of our business practices (including limiting the maximum interest rate on certain loans facilitated through our platform and/or refraining from making certain loans available for investment by certain investors), or (vi) be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate loans through our lending marketplace, perform our servicing obligations or make our lending marketplace available to borrowers in particular states; any of which may harm our business.

Fluctuations in interest rates could negatively affect transaction volume.

As of the date of this Report, all personal, auto, and small business loans facilitated through our lending marketplace are issued with fixed interest rates, and education and patient finance loans are issued with fixed or variable rates, depending on the type of loan. If interest rates continue to rise potential borrowers could seek to defer taking new loans as they wait for interest rates to decrease and/or settle, and borrowers of variable rate loans may be subject to increased interest rates, which could increase default risk. If interest rates decrease after a loan is made, existing borrowers may prepay their loans to take advantage of the lower rates. Furthermore, investors would lose the opportunity to collect the higher interest rate payable on the corresponding loan and may delay or reduce future loan investments. To the extent that we hold loans for sale on our balance sheet, we will be at risk to rising interest rates between origination and sale. In order to sell such loans, we may need to reduce the sale price in order to satisfy the yield expectations of our investors.

Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. In March, June, September and December 2018, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, respectively. Market interest rates may continue to increase and the increase may materially and negatively affect us, as rising interest

LENDINGCLUB CORPORATION

rates could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect demand for our products and services.

For many reasons, including those stated above, fluctuations in the interest rate environment may discourage investors and borrowers from participating in our lending marketplace and may reduce our loan originations, which may adversely affect our business.

If the credit decisioning, pricing, loss forecasting and scoring models we use contain errors, do not adequately assess risk, or are otherwise ineffective, our reputation and relationships with borrowers and investors could be harmed, our market share could decline and the value of loans held on our balance sheet may be adversely affected.

Our ability to attract borrowers and investors to, and build trust in, our lending marketplace is significantly dependent on our ability to effectively evaluate a borrower’s credit profile and likelihood of default. To conduct this evaluation, we utilize credit decisioning, pricing, loss forecasting and scoring models that assign each loan offered on our lending marketplace a grade and a corresponding interest rate. Our models are based on algorithms that evaluate a number of factors, including behavioral data, transactional data, bank data and employment information, which may not effectively predict future loan losses. If we are unable to effectively segment borrowers into relative risk profiles, we may be unable to offer attractive interest rates for borrowers and risk-adjusted returns for investors. Additionally, if these models fail to adequately assess the creditworthiness of our borrowers, we may experience higher than forecasted losses. Furthermore, as stated above, we hold loans on our balance sheet for a variety of reasons. We periodically assess the value of these loans and in doing so we review and incorporate a number of factors including forecasted losses. Accordingly, if we fail to adequately assess the creditworthiness of our borrowers such that we experience higher than forecasted losses, the value of the loans held our balance sheet may be adversely affected.

We continually refine these algorithms based on new data and changing macro-economic conditions. However, there is no guarantee that the credit decisioning, pricing, loss forecasting and scoring models that we use have accurately assessed the creditworthiness of our borrowers, or will be effective in assessing creditworthiness in the future.

Similarly, if any of these models contain programming or other errors, are ineffective or the data provided by borrowers or third parties is incorrect or stale, our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. If these errors were to occur, we may be obligated to repurchase the affected loans, investors may try to rescind their affected investments or decide not to invest in loans in the future or borrowers may seek to revise the terms of their loans or reduce the use of our lending marketplace for loans.

If we are unable to accurately forecast demand for loans, our business could be harmed.

We operate a lending marketplace for consumer credit, balancing borrower demand for loans against investor demand for risk-adjusted returns. We offer credit to borrowers across a range of credit profiles and rates and we offer investment opportunities across a range of risk-adjusted returns. In the event that borrower demand at a given credit rate exceeds investor demand for that product for a given period, we may fund the loans and hold them on our balance sheet, which carries certain risks. In addition to the discussion in this section, see “Holding loans on our balance sheet exposes us to credit, liquidity and interest rate risk, which may adversely affect our financial performance.”

Alternatively, in the event that investor demand at a given return exceeds borrower demand for that product for a given period, there may be insufficient inventory to satisfy investor demand. If investors do not believe their demand can be met on our platform, they may seek alternative investments from ours and our business may suffer.

LENDINGCLUB CORPORATION

Liquidity risk could impair our ability to manage and grow our operations, which may adversely affect our financial condition.

As stated above, a portion of the loans facilitated through our platform are purchased by us for a variety of reasons. Purchasing loans requires liquidity and therefore managing our liquidity has become essential to our business.

If we have insufficient liquidity to support loan purchases, we may undertake measures to improve liquidity, including altering operations to require less liquidity, accelerating the sale of existing loans held on our balance sheet, incurring additional indebtedness or raising additional capital. Incurring additional indebtedness and raising additional capital depend on our ability to secure funding in amounts adequate to finance our current and projected operations and on terms attractive to us, each of which could be impaired by factors specific to us or the financial markets generally. A lack of sufficient liquidity may adversely affect our financial condition by, among other things, impairing our ability to meet investor demand for structured program transactions or forcing us to alter our operations in a manner that may reduce origination volume.

In addition, if we are required to rely more heavily on more expensive funding sources to support existing operations and/or future growth, our revenues may not increase proportionately to cover our costs which may adversely affect our operating margins and profitability.

If we do not maintain or continue to increase loan originations facilitated through our lending marketplace, or expand our lending marketplace to new markets, we may not succeed in maintaining and/or growing our business, and as a result our business and results of operations could be adversely affected.

To maintain and continue to grow our business, we must continue to increase loan originations through our lending marketplace by attracting a large number of new borrowers who meet our platform’s lending standards and new and existing investors to invest in these loans. Our ability to attract qualified borrowers and attract new and retain existing investors each depends in large part on the success of our marketing efforts, our visibility, placement and customer reviews on third-party platforms, and the competitive advantage of our products, particularly as we continue to grow our lending marketplace and introduce new loan products. If any of our marketing channels become less effective, or the cost of these channels were to significantly increase, we may not be able to attract new borrowers and attract new and retain existing investors in a cost-effective manner or convert potential borrowers and investors into active borrowers and investors in our lending marketplace. Additionally, changes in the way third-party platforms operate, including changes in our participation on such platforms, could make the maintenance and promotion of our products and services, and thereby maintaining and growing loan originations, more expensive or more difficult.

If there are not sufficient qualified loans facilitated on the platform, investors may be unable to deploy their capital in a timely or efficient manner and may seek other investment opportunities. If the performance of loans facilitated through our platform is lower than expected, we may be unable to attract new and retain existing investors. If there is insufficient investor participation, borrowers may be unable to obtain investment capital for their loans and may stop using our lending marketplace for their borrowing needs, which will impact our business results. If loan originations through our platform decrease, for any reason, our business and financial results may be adversely affected. Furthermore, if we restructure our loan products, including lowering or eliminating our transaction fees, our financial results may be adversely affected even if we are able to maintain or increase loan originations through our platform.

A small number of investors, including LendingClub, account for a large dollar amount of investment through our lending marketplace and if these investors pause or cease their participation or exert influence over us, our business, financial condition and results of operations may be harmed.

A small number of loan investors, including the Company, account for a large dollar amount of capital on our platform. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

LENDINGCLUB CORPORATION

Operations – Investments in Quarterly Originations by Investment Channel and Investor Concentration” for further discussion of and information regarding our investor concentration.

Our success depends in significant part on the financial strength of investors participating on our lending marketplace. Investors could, for any reason, experience financial difficulties and cease participating on our lending marketplace or fail to pay fees when due. The occurrence of one or more of these events with a significant number of investors could, alone or in combination, have a material and adverse effect on our business, financial condition and results of operation.

Additionally, investors may exert significant influence over us, our management and operations. For example, if investors other than the Company pause or discontinue their investment activity, we may need to provide incentives or discounts and/or enter into unique structures or terms to attract investor capital to the platform. These arrangements may have a number of different structures and terms, including alternative fee arrangements or other inducements. There is also no assurance that we will be able to enter into any of these transactions if necessary, or if we do, what the final terms will be. Failure to attract investor capital on reasonable terms may result in us having to use additional capital to invest in loans or reduce origination volume. Such actions may have a material impact on our business, financial condition and results of operations.

A decline in social and economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.

As a lending marketplace, we believe our customers are highly susceptible to uncertainties and negative trends in the markets driven by, among other factors, general social and economic conditions in the United States and abroad. Economic factors include interest rates, unemployment levels, the impact of a federal government shutdown, natural disasters, gasoline prices, adjustments in monthly payments, adjustable-rate mortgages and other debt payments, the rate of inflation, relative returns available from competing investment products and consumer perceptions of economic conditions. Social factors include changes in consumer confidence levels and changes in attitudes with respect to incurring debt and the stigma of personal bankruptcy.

These social and economic factors may affect the ability or willingness of borrowers to make payments on their loans. Because we make payments to investors ratably only to the extent we receive the borrower’s payments on the corresponding loan, if we do not receive payment(s) on the corresponding loan, the investor will not be entitled to the corresponding payment(s) under the terms of the investment or whole loan purchase agreement. In some circumstances, economic and/or social factors could lead to a borrower deciding to pre-pay his or her loan obligation. In the event of a prepayment, while the investor would receive the return of principal, interest would no longer accrue on the loan. Accordingly, the return for the investor would decline as compared to a loan that was timely paid in accordance with the amortization schedule. There is no penalty to borrowers if they choose to pay their loan early.

We strive to establish a lending marketplace in which annual percentage rates are attractive to borrowers and returns, including the impact of credit losses and prepayments, are attractive to investors. These external economic and social conditions and resulting trends or uncertainties could also adversely impact our customers’ ability or desire to participate on our platform as borrowers or investors, which could negatively affect our business and results of operations. In addition to the discussion in this section, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment.”

If collection efforts on delinquent loans are ineffective or unsuccessful, the return on investment for investors in those loans would be adversely affected and investors may not find investing through our lending marketplace desirable.

With the exception of our auto loan products and certain small business loan products, loans facilitated on our platform are unsecured obligations of borrowers, and they are not secured by any collateral. None of the loans facilitated on our platform are guaranteed or insured by any third party nor backed by any governmental authority in

LENDINGCLUB CORPORATION

any way. We are the loan servicer for all loans supporting notes, all certificates and certain secured borrowings, and we are the loan servicer for most, though not all, loans sold as whole loans. The ability to collect on the loans is dependent on the borrower’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness, personal bankruptcy or the economic and/or social factors referenced above. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Accordingly, we and our designated third-party servicers and collection agencies are limited in our ability to collect loans.

In addition, most investors must depend on LendingClub or our third-party servicers and collection agents to pursue collection on delinquent borrower loans. We generally use our in-house collections department as a first step when a borrower misses a payment. Because we make payments ratably on an investor’s investment only if we receive the borrower’s payments on the corresponding loan, if we, or third parties on our behalf, cannot adequately perform collection services, the investor will not be entitled to any payments under the terms of the investment. In the event that our initial in-house attempts to contact a borrower are unsuccessful, we generally refer the delinquent account to the outside collection agent. Further, if collection action must be taken in respect of a loan, we or the collection agency may charge a collection fee on any amounts that are obtained (excluding litigation). These fees will correspondingly reduce the amounts of any payments received by an investor. Similarly, the returns to investors may be impacted by declines in market rates for sales of charged-off loans to third party purchasers. Ultimately, if delinquencies impair our ability to offer attractive risk-adjusted returns for investors, they may seek alternative investments from ours and our business may suffer.

In addition, because our servicing fees depend on the collectability of the loans, if we experience a significant increase in the number of delinquent or charged-off loans we will be unable to collect our entire servicing fee for such loans and our revenue could be adversely affected.

If we are unable to develop and commercialize new products and services and enhancements to existing products and services, our business may suffer.

The lending industry is evolving rapidly and changing with disruptive technologies and the introduction of new products and services. A key part of our success depends on our ability to develop and commercialize new products and services and enhancements to existing products and services.

For example, the Company introduced CLUB Certificates, an instrument that trades in the over-the-counter market with a CUSIP, with the objective of creating more liquidity and demand for our unsecured personal loans. We incur expenses and expend resources to develop and commercialize new products and services and enhancements to existing products and services. However, we may not assign the appropriate level of resources, priority or expertise to the development and commercialization of these new products, services or enhancements. We also could utilize and invest in technologies, products and services that ultimately do not achieve widespread adoption and, therefore, are not as attractive or useful to our customers as we anticipate. Moreover, we may not realize the benefit of new technologies, products, services or enhancements for many years, and competitors may introduce more compelling products, services or enhancements in the meantime. Competitors also may develop or adopt technologies or introduce innovations that make our lending marketplace platform less attractive to our borrowers and/or investors.

If we are unable to develop and commercialize timely and attractive products and services for our borrowers and investors, our business may suffer.

We may incur substantial indebtedness and any failure to meet our debt obligations could adversely affect our business.

We have and may continue to enter into arrangements pursuant to which we can incur significant indebtedness. For example, as of December 31, 2018, we had $95.0 million in debt outstanding under our Revolving Facility and $306.8 million in debt outstanding, in the aggregate, under our Warehouse Facilities. We may enter into additional financing arrangements, which could increase the aggregate amount of indebtedness we can incur.

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

Some of our debt carries a floating rate of interest linked to various indices, including LIBOR. If a change in indices, including the announced discontinuation of LIBOR, results in interest rate increases on our debt, debt service requirements will increase, which could adversely affect our cash flow and operating results.

Credit and other information that we receive from borrowers or third parties about a borrower may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may cause us to inaccurately price loans facilitated through our lending marketplace.

Our ability to review and select qualified borrowers depends on obtaining borrower credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and other third parties and we assign loan grades to loan requests based on our lending marketplace’s credit decisioning and scoring models that take into account reported credit score, other information reported by the consumer reporting agencies and the requested loan amount, in addition to a variety of other factors. A credit score or loan grade assigned to a borrower may not reflect that borrower’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the borrower’s credit report.

Additionally, there is a risk that, following the date of the credit report or other third-party data that we obtain and review, a borrower may have:

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

The factors above may result in loans being issued to otherwise non-qualified borrowers and/or impact our ability to effectively segment borrowers into relative risk profiles, each of which may impair our ability to offer attractive risk-adjusted returns for investors, which may cause investors to seek alternative investments from ours and our business may suffer. Additionally, if borrowers default on loans that are not priced correctly because the information

LENDINGCLUB CORPORATION

provided by the borrowers or third parties is inaccurate, investors may try to rescind their affected investments in these loans or the loans may not perform as expected and our reputation may be harmed.

Our ability to offer our notes depends upon our compliance with requirements under federal or state securities laws.

We issue member payment dependent notes sold pursuant to the Note Registration Statement. We qualify as a “well-known seasoned issuer,” which allows us to file automatically effective registration statements with the SEC. Under SEC rules, for certain material updates, we must file post-effective amendments, which, if we do not qualify as a “well-known seasoned issuer,” do not become effective until declared effective by the SEC. We may fail to maintain our “well-known seasoned issuer” status if we do not file SEC reports on a timely manner or for other reasons. In addition, if we fail to file our Annual Reports on Form 10-K or quarterly reports on Form 10-Q on a timely basis or are otherwise required to suspend use of a registration statement for the notes, we could be required to suspend offering of our notes until the deficiency is resolved. Because we offer notes on a continuous basis, securities law restrictions may also limit our ability to market or advertise to potential investors.

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

As a result of these requirements, actual or alleged non-compliance with federal or state laws or changes in federal or state law or regulatory policy could limit our ability to offer notes in certain states, require us to pay fines or penalties, or curtail our operations.

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

LENDINGCLUB CORPORATION

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

Any significant disruption in service on our platform or in our technology systems, including events beyond our control, could have a material adverse effect on our operations.

We believe the technology platform that powers our lending marketplace enables us to deliver solutions to borrowers and investors and provides a significant time and cost advantage over traditional banks. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, customer service and reputation. Our failure to maintain satisfactory performance, reliability and availability of our technology and our underlying network infrastructure may impair our ability to attract new and retain existing borrowers and investors, which could have a material adverse effect on our operations.

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

Any interruptions or delays in our technology systems or service, whether as a result of third-party error, our error, natural disasters, terrorism, other man-made problems, or security breaches, whether accidental or willful, could harm our relationships with our borrowers and investors and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on the loans, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause borrowers and investors to abandon our lending marketplace, any of which could adversely affect our business, financial condition and results of operations.

Fraudulent activity associated with our lending marketplace could negatively impact our operating results, brand and reputation and cause the use of our loan products and services to decrease and our fraud losses to increase.

We are subject to the risk of fraudulent activity associated with our lending marketplace, issuing bank(s), borrowers, investors and third parties handling borrower and investor information. We have taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. Under our agreements with investors, we are obligated to repurchase loans in cases of confirmed identity theft. The level of our fraud charge-offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity or significant increases in fraudulent activity could lead to regulatory intervention, negatively impact our operating results, brand and reputation and lead us to take steps to reduce fraud risk, which could increase our costs.

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

LENDINGCLUB CORPORATION

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

Federal and state regulators and many federal and state regulations require notice if data security breaches involve certain personal data. The notice may be difficult to provide in a timely fashion for many reasons, including due to the complexity of gathering, verifying and analyzing relevant information. Furthermore, these mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause borrowers and investors to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, we could lose borrowers, investors and ecosystem partners and our business and operations could be adversely affected. Additionally, our insurance policies carry a self-insured retention and coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies.

Cyber-attacks suffered by third parties could negatively affect our business.

We utilize certain information provided by third parties to facilitate the marketing, distribution, servicing and collection of loans. A cyber-attack suffered by a third-party that provides data to us could impact our ability to

LENDINGCLUB CORPORATION

market, distribute, service or collect for borrowers or investors. For example, Equifax announced a significant cyber breach that impacted millions of consumers. We utilize certain information from Equifax to allow us to market our products through pre-screened offers to qualified borrowers. If a consumer elects to “freeze” their credit data, we will not be able to access their information to make these pre-screened offers.

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

Our business may be adversely affected if our risk management framework does not effectively identify, assess and mitigate risk.

Our risk management framework seeks to appropriately balance risk and return and mitigate our risks. We have established policies and procedures intended to regularly identify and assess our risk profile, including credit risk, pricing risk, liquidity risk, strategic risk and operational risk, and then implement appropriate processes and controls to mitigate the risk.

If our risk management framework does not effectively identify, assess and/or mitigate our risk profile, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business. For example, assessment of our risk profile depends, in part, upon the use of forecasting models. If these models are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use may be inaccurate or incomplete, both of which may be difficult to detect and avoid. Additionally, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated.

Failure to maintain, protect and promote our brand may harm our business.

Maintaining, protecting and promoting our brand is critical to achieving widespread acceptance of our products and services and expanding our base of borrowers and investors. Maintaining, protecting and promoting our brand depends on many factors, including our ability to continue to provide useful, reliable, secure and innovative products and services, as well as our ability to maintain trust.

Our brand can be harmed in many ways, including failure by us or our partners to satisfy expectations of service and quality, inadequate protection of sensitive information, failure to maintain or provide adequate or accurate documentation and/or disclosures, compliance failures, failure to comply with contractual obligations, regulatory requests, inquiries or proceedings, litigation and other claims, employee misconduct and misconduct by our partners. We have also been, and may in the future be, the target of incomplete, inaccurate and/or misleading statements about our company, our business, and/or our products and services. Furthermore, our ability to maintain, protect and promote our brand is partially dependent on visibility and customer reviews on third-party platforms. Changes in the way these platforms operate could make the maintenance, protection and promotion of our products and services and our brand more expensive or more difficult. If we do not successfully maintain, protect and promote our brand we may be unable to maintain and/or expand our base of borrowers and investors, which may materially harm our business.

Third party service disruptions may prevent us from being able to score and decision loan applicants, which may adversely affect our business.

The credit decisioning and scoring models we utilize are based on algorithms that evaluate a number of factors and currently depend on sourcing certain information from third parties, including consumer reporting agencies such as TransUnion, Experian or Equifax. In the event that any third party from which we source information experiences a

LENDINGCLUB CORPORATION

service disruption, whether as a result of maintenance, error, natural disasters, terrorism or security breaches, whether accidental or willful, our ability to score and decision loan applications may be adversely impacted. This may result in us being unable to approve otherwise qualified applicants, which may adversely impact our business by negatively impacting our reputation and reducing the number of loans we are able to facilitate.

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

LENDINGCLUB CORPORATION

Risk retention rules may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results.

We have been using, and may increasingly use, securitizations and other structured program transactions, like our CLUB Certificates, as a source of liquidity and financing for our business. Such transactions provide us with additional sources of investor demand for the consumer loans facilitated through our platform. If credit rating downgrades, market volatility, market disruptions, regulatory requirements or other factors impede our ability to complete additional structured program transactions on a timely basis or upon terms acceptable to us, our ability to fund our business may be adversely affected.

Effective as of December 24, 2016, “risk retention” rules promulgated by U.S. federal regulators under the Dodd-Frank Act (the U.S. Risk Retention Rules) require a “securitizer” or “sponsor” of a securitization transaction to retain, directly or through a “majority-owned affiliate” (each as defined in the U.S. Risk Retention Rules), in one or more prescribed forms, at least 5% of the credit risk of the securitized assets. For the securitization transactions for which we have acted as “sponsor,” we have sought to satisfy the U.S. Risk Retention Rules by retaining a “vertical interest” (as defined in the U.S. Risk Retention Rules) through either a majority-owned affiliate (MOA) or directly on our balance sheet. For any CLUB Certificate transactions, we have sought to satisfy the U.S. Risk Retention Rules by retaining a 5% interest in the CLUB Certificate issued by the applicable series trust. In addition to the discussion in this section, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Basis of Presentation” and “Part II – Item 8. Financial Statements and Supplementary Data – Note 7. Securitizations and Variable Interest Entities.” In addition, in order to facilitate certain investor offerings in Europe, we structured certain of the securitization transactions for which we acted as “sponsor” prior to January 1, 2019 so they complied with the risk retention and ongoing monitoring and diligence requirements of (i) Articles 404-410 of the European Capital Requirements Regulation, as supplemented by the Commission Delegated Regulation (EU) No. 625/2014 and Commission Implementing Regulation (EU) No. 602/2014 (the CRR Requirements), (ii) Article 17 of the European Union Alternative Investment Fund Managers Directive and Articles 50-56 of the Alternative Investment Fund Managers Regulation (EU) No. 231/2013 (the AIFM Requirements), and (iii) Article 135(2) of EU Directive 2009/138/EC, as supplemented by Articles 254-257 of the Commission Delegated Regulation (EU) No. 2015/35 (the Solvency II Requirements, together with the CRR Requirements and the Solvency II Requirements, the Old EU Risk Retention Rules). We have sought to satisfy the Old EU Risk Retention Rules with respect to such securitization transactions by retaining a “material net economic interest” (as defined in the Old EU Risk Retention Rules) directly on our balance sheet.

The Old EU Risk Retention Rules were replaced by new requirements that will be applicable to securitizations in respect of which the relevant securities are issued on or after January 1, 2019. For securitizations in respect of which the relevant securities were issued before January 1, 2019, the Old EU Risk Retention Rules will continue to apply. The new requirements were adopted by the European Parliament and the Council of the European Union as Regulation (EU) 2017/2402 of December 12, 2017 (the New EU Risk Retention Rules, together with the Old EU Risk Retention Rules and the U.S. Risk Retention Rules, the Risk Retention Rules). There can be no assurance that our securitizations issued after January 1, 2019 will comply with the New EU Risk Retention Rules or new EU due diligence and transparency requirements which may have a negative effect on our ability to complete additional securitization transactions.

We have also participated in other securitizations for which we have determined that we are not the “sponsor,” and accordingly, we have not sought to comply with any Risk Retention Rules that would be applicable to the “sponsor” of those transactions. The Risk Retention Rules are subject to varying interpretations, and one or more regulatory or governmental authorities could take positions with respect to the Risk Retention Rules that conflict with, or are inconsistent with, the Risk Retention Rules as understood or interpreted by us, the securitization industry generally, or past or current regulatory or governmental authorities. There can be no assurance that applicable regulatory or governmental authorities will agree with any of our determinations described above, and if such authorities disagree with such determinations, we may be exposed to additional costs and expenses, in addition to potential liability. Furthermore, we expect that compliance with the Risk Retention Rules (and other related laws and regulations), as

LENDINGCLUB CORPORATION

currently understood by us, may entail the implementation of new forms, processes, procedures, controls and infrastructure. Such implementation may be costly and may adversely affect our operating results.

In addition to the increased costs we expect to be generated by our efforts to comply with applicable Risk Retention Rules, which may be significant, we expect compliance with any applicable Risk Retention Rules will tie up our capital, which could potentially have been deployed in other ways that could have generated better value for our shareholders. Holding risk retention interests or loans in contemplation of structured financing increases our exposure to the performance of the loans that underlie or are expected to underlie those transactions. Accordingly, although compliance with applicable Risk Retention Rules would be expected to more closely align our incentives with those of the investors in our loans, it is also expected that poor loan performance may have a heightened adverse effect on the value of our shares. This may exacerbate the negative effects of poor loan performance on the value of our shares.

If we breach representations or warranties that we made in our securitization, whole loan or CLUB Certificate transactions, or if either we suffer a direct or indirect loss in our retained interests in these transactions, our financial condition could be harmed.

We sponsor a number of sales of unsecured personal whole loans through asset-backed securitizations. In connection with these securitizations, as well as our whole loan and CLUB Certificate transactions, we make certain customary representations, warranties and covenants. If there is a breach of those representations and warranties that materially and adversely affects the value of the subject loans, then we will be required to either cure the breach, repurchase the affected loans from the purchasing entity, replace the affected loans with other loans or make a loss of value payment, as the case may be. Any losses that result could be material and have an adverse effect on our financial condition.

For a description of the interests we have retained in connection with complying with risk retention rules applicable to us as a sponsor of securitization transactions, see “Risk retention rules may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results.” In the event that we suffer losses on all or a portion of the interests in any securitization transaction that we have retained (whether to comply with applicable risk retention rules or otherwise), our financial condition could be harmed.

We may enter into similar transactions in the future and those transactions are likely to entail similar and other substantial risks.

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

LENDINGCLUB CORPORATION

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

•
liability for activities of the acquired or disposed of business before the acquisition or disposition, including patent and trademark infringement claims, violations of laws, regulatory actions, commercial disputes, tax liabilities and other known and unknown liabilities;

•	difficulty in separating assets and replacing shared services;

•	assumption of exposure to performance of any acquired loan portfolios;

•	potential disruptions to our ongoing businesses; and

•	unexpected costs and unknown risks and liabilities associated with the acquisition.

We may not make any transactions, combinations, acquisitions, dispositions or alliances, or any future transactions, combinations, acquisitions, dispositions or alliances may not be successful, may not benefit our business strategy, may not generate sufficient revenue to offset the associated costs or may not otherwise result in the intended benefits. Any transactions, combinations, acquisitions, dispositions or alliances may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders and the interests of holders of our indebtedness. In addition, we cannot assure you that any future acquisition of new businesses or technology will lead to the successful development of new or enhanced loan products and services or that any new or enhanced loan products and services, if developed, will achieve market acceptance or prove to be profitable.

If we were required to register as a broker-dealer under federal or state law, our costs could significantly increase or our operations could be impaired.

We issue securities and, in certain instances, offer them directly to investors. We are not registered as a broker-dealer with the SEC nor do we operate as a registered broker-dealer in any jurisdiction. This limits the methods and manners by which we may market and sell our securities. If a regulatory body were to find that our activities require us to register as a broker-dealer or to market and sell our securities only through a registered broker-dealer, we may have to constrain our current business activities and we could be subject to fines, rescission offers or other penalties, and our compliance costs and other costs of operation could increase significantly, all of which could materially adversely affect our business and results of operations.

We have incurred net losses in the past and may incur net losses in the future.

As of December 31, 2018, our accumulated deficit was $517.7 million. Our operating expenses may continue to be elevated as we resolve additional matters that arose from legacy management (including indemnification legal expenses paid by the Company for former employees), settle regulatory investigations and examinations, enhance our compliance systems, reestablish the growth of our business, attract borrowers, investors and partners, and further enhance and develop our loan products, lending marketplace and platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur additional net losses in the future and may not maintain profitability on a quarterly or annual basis.

LENDINGCLUB CORPORATION

We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act of 1940.

In general, a company that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities may be deemed to be an investment company under the Investment Company Act of 1940, as amended (Investment Company Act). The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and we intend to continue to conduct, our business in a manner that does not result in our company being characterized as an investment company. To avoid being deemed an investment company, we may decide not to broaden our offerings, which could require us to forego attractive opportunities. We may also apply for formal exemptive relief to provide additional clarity on our status under the Investment Company Act. We may not receive such relief on a timely basis, if at all, and such relief may require us to modify or curtail our operations. If we are deemed to be an investment company under the Investment Company Act, we may be required to institute additional compliance requirements and our activities may be restricted, which could materially adversely affect our business, financial condition and results of operations.

If we are unable to offer investors a satisfactory breadth and volume of investment opportunities, our business and results of operations may be materially harmed.

We invest in our lending marketplace platform and regularly iterate our processes to provide improved and more efficient investment opportunities, which includes efforts to provide investors the opportunity to invest in a broad selection of loans. However, various factors may contribute to certain loans being available only in a limited quantity or being entirely unavailable to certain investors.

With respect to our member payment dependent notes, our lending marketplace platform allows investors to select which loans to invest in manually, via an application program interface (API) or by using our automated investing service which selects notes based on investment criteria selected by the investor. Loans selected for investment by a particular investor or group of investors may not be available for investment to other investors. This variability in the availability of loans for investment may cause returns to vary from investor to investor. For example, certain loans selected via API or by manual investors may be unavailable when the automated investing service orders are placed and therefore returns of manual investors or investors utilizing API may vary from, and be higher than, the returns from our automated investing service if manual investors or investors utilizing API are able to identify and select higher performing loans.

In addition, some of our agreements with platform investors contain provisions regarding the manner in which our lending marketplace platform product operates that could constrain the manner in which our lending marketplace platform product can develop, particularly with respect to how loans are selected for investment. Some of these agreements provide for significant damages in the event of a breach and some provide for liquidated damages in the event that we are unable to perform and deliver in accordance with the contractual specifications and schedule. These agreements could constrain the development of our lending marketplace, including efforts to offer a breadth of investment opportunities for and among a variety of investors, and/or result in significant damages that could impact our results in a given period.

If investors, automated or otherwise, are unable to invest in certain categories of loans, are unable to invest at the volume they desire, perceive that they are not offered the same investment opportunities as other investors and/or are dissatisfied with the risk-adjusted return they receive from investing on our platform, they may seek alternative investments from ours which may materially harm our business and results of operations.

If we fail to attract and retain our highly skilled employees needed to support our business, we may not be able to achieve our anticipated level of growth and our business could suffer.

We believe our success depends on the efforts and talents of our employees, including software engineers, financial, credit and risk personnel and marketing professionals. Our future success depends on our continued ability to

LENDINGCLUB CORPORATION

attract, develop, motivate and retain highly qualified and skilled employees. Competition for highly skilled technical and financial personnel, particularly in the San Francisco Bay Area, is extremely intense. We have had a high attrition rate from employees and have seen that attrition rate increase. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. Additionally, changes in U.S. immigration policy may make it difficult to renew or obtain visas for certain highly skilled employees that we have hired or are recruiting.

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

Our business operations may be adversely impacted by political events, terrorism, public health issues, natural disasters, labor disputes and other business interruptions.

Our business operations are subject to interruption by, among other things, political events, terrorism, public health issues, natural disasters, labor disputes and other events which could decrease demand for our products and services or make it difficult or impossible for us to deliver a satisfactory experience to our borrowers and investors, any of which may have a material adverse impact on our business, financial condition and results of operations. For example, a federal government shutdown could impair our ability to support our structured program initiatives and/or resolve outstanding litigation or regulatory inquiries with the federal government.

Furthermore, in the event of any disruption to our operations or those of the companies with whom we do business with, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume or maintain operations, any of which could have a material adverse impact on our business, financial condition and results of operations.

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

LENDINGCLUB CORPORATION

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

Investors in CLUB Certificates offered by the Company may be deemed to have been solicited by general solicitation or general advertising, and such investors could seek to rescind their purchase.

We offer member payment dependent notes publicly pursuant to the Note Registration Statement. In addition, the Company sells CLUB Certificates. Sales of CLUB Certificates are made through private transactions with investors and are separate from the public offering of the member payment dependent notes. Because of the fact-specific nature of what types of activities might constitute a general solicitation or general advertising, it is possible that some of the CLUB Certificate investors could assert that they became interested in an investment in CLUB Certificates through a general solicitation or general advertising with regard to CLUB Certificates or through the public offering of member payment dependent notes. If it was determined that an investor’s interest in the CLUB Certificates was the result of a general solicitation or general advertisement, the investor could claim that the sale of CLUB Certificates violated Section 5 of the Securities Act and could seek to rescind their purchase or seek other remedies, subject to any applicable statute of limitations. We would contest vigorously any claim that a violation of the Securities Act occurred, however, litigation is inherently uncertain and can be expensive and time consuming.

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

LENDINGCLUB CORPORATION

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

Finally, further changes to the federal or state tax laws or technical guidance relating to the Tax Act that would further reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. Our tax attributes as of December 31, 2018 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Our credit facilities provide our lenders with first-priority liens against substantially all of our assets and contain certain affirmative and negative covenants and other restrictions on our actions, and could therefore limit our operational flexibility or otherwise adversely affect our financial condition.

We have certain credit facilities that contain restrictive covenants relating to our capital raising activities and other financial and operational matters. These restrictive covenants may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions or other strategic transactions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

If we fail to perform under the loan agreements for these credit facilities by, for example, failing to make timely payments or failing to comply with the required total leverage ratio, our operations and financial condition could be adversely affected. For more information regarding the covenants and requirements, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 14. Debt” included in this Report.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our stock price has been and will likely continue to be volatile.

Our stock price has declined significantly since the end of the first quarter of 2016 and has exhibited substantial volatility. Our stock price may continue to fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; changes in the credit performance on our platform; the public’s reaction to our press releases, other public announcements and filings with the SEC; progress and resolution with respect to existing litigation and regulatory inquiries; significant transactions, or new features, products or services by us or our competitors; changes in

LENDINGCLUB CORPORATION

financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions.

In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock, including us, have been subject to securities class action litigation. We have been the target of this type of litigation and may continue to be a target in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

If we were to become subject to a bankruptcy or similar proceeding, the right of payment of investors in our member payment dependent notes may be senior to the right of payment of our stockholders and there may not be value recoverable by our stockholders.

Under the terms of the member payment dependent notes offered through our lending marketplace, we are obligated to pay principal and interest on each member payment dependent note on a non-recourse basis only if and to the extent that we receive principal, interest or late fee payments from the borrower on the corresponding loan, but the member payment dependent notes become fully recourse to us if we fail to pay such obligation, which would include being prohibited from making such payments as a result of a bankruptcy or similar proceeding, or if we breach a covenant under the indenture governing the member payment dependent notes. In a bankruptcy or similar proceeding due to a default under current or future indebtedness, an action for repurchase or rescission of securities or other event, there is uncertainty regarding whether a holder of a member payment dependent note has any right of payment from our assets other than the corresponding loan. It is possible that a member payment dependent note holder could be deemed to have a right of payment from both the corresponding loan and from some or all of our other assets, in which case the member payment dependent note holder would have a claim to the proceeds of our assets that is senior to any right of payment of the holders of our common stock, regardless of whether we have received any payments from the underlying borrower, making it highly unlikely that there would be any value recoverable by our stockholders.

We are subject to ownership concentration by certain significant stockholders.

Ownership of our common stock is concentrated among certain stockholders. For example, per filings with the SEC, Shanda Investment Group Limited beneficially owns shares of our common stock representing approximately 23% of LendingClub Corporation’s voting power as of March 1, 2018. We do not have any restrictions on any

LENDINGCLUB CORPORATION

stockholder in favor of LendingClub Corporation other than as may be required by applicable law. Any single stockholder with a significant concentration could determine to vote shares in a manner that may be contrary to the interests of other minority stockholders, or such stockholder could sell shares in a manner that could affect our stock price. In addition, the concentration of shares may act as a deterrent to other potential investors purchasing our stock.

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

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our stock price and trading volume could decline.

Research and reports that securities or industry analysts publish about us or our business may be consumed by equity investors and influence their opinion of our business and/or investment in our common stock. For example, if one or more of the analysts who cover us downgrades our stock, our stock price may decline. Additionally, if one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Additional stock issuances could result in significant dilution to our stockholders and may place downward pressure on our stock price.

We may issue additional equity securities to raise capital, support acquisitions, or for a variety of other purposes. We also utilize equity-based compensation as an important tool in recruiting and retaining employees and other service providers. Additional issuances of our stock may be made pursuant to the exercise or vesting of new or existing stock options or restricted stock units, respectively. Dilution to existing holders of our common stock from equity-based compensation and other additional issuances could be substantial and may place downward pressure on our stock price.

LENDINGCLUB CORPORATION

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, an investor may only receive a return on their investment in our common stock if the trading price of our common stock increases.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The information set forth under “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies” of this Form 10-K is incorporated herein by reference.

Item 3. Legal Proceedings

The information set forth under “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies” of this Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

LENDINGCLUB CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

LendingClub’s common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “LC.”

Holders of Record

As of January 31, 2019, there were 49 holders of record of LendingClub’s common stock. The closing market price per share on that date was $3.19. Because many of LendingClub’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

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

The following graph and table compare the cumulative total return to stockholders of LendingClub’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (S&P 500) and the Dow Jones Internet Composite Index (DJ Internet Composite). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in LendingClub’s common stock and in each index at market close on December 11, 2014, the date LendingClub’s common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2018. The returns shown are based on historical results and are not intended to suggest future performance.

$300
$250
$200
$150
$100
$50
$-
12/11/2014
01/30/2015
03/31/2015
05/29/2015
07/31/2015
09/30/2015
11/30/2015
01/29/2016
03/31/2016
05/31/2016
07/29/2016
09/30/2016
11/30/2016
01/31/2017
03/31/2017
05/31/2017
07/31/2017
09/29/2017
11/30/2017
1/31/2018
3/29/2018
5/31/2018
7/31/2018
9/28/2018
11/30/2018
LendingClub Corporation
Standard & Poor's 500 Index
Dow Jones Internet Composite Index

	December 11, 2014	December 31, 2014	December 31, 2015	December 30, 2016	December 29, 2017	December 31, 2018
LendingClub Corporation	$100	$107.98	$47.16	$22.41	$17.63	$11.22
Standard & Poor’s 500 Index	$100	$101.16	$100.42	$110.00	$131.36	$123.17
Dow Jones Internet Composite Index	$100	$101.72	$124.20	$133.23	$183.97	$195.94

LENDINGCLUB CORPORATION

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in this Report (in thousands, except share and per share data):

As of and for the Year Ended December 31,	2018	2017	2016	2015	2014 (1)
Statement of Operations Data:
Net revenue:
Transaction fees	$526,942	$448,608	$423,494	$373,508	$197,124
Investor fees	114,883	87,108	79,647	43,787	17,491
Gain (Loss) on sales of loans	45,979	23,370	(17,152)	4,885	(3,569)
Other revenue	5,839	6,436	9,478	4,517	2,366
Net interest income (expense) and fair value adjustments:
Interest income	487,462	611,259	696,662	552,972	354,453
Interest expense	(385,605)	(571,424)	(688,368)	(549,740)	(356,615)
Net fair value adjustments	(100,688)	(30,817)	(2,949)	14	(122)
Net interest income (expense) and fair value adjustments	1,169	9,018	5,345	3,246	(2,284)
Total net revenue	694,812	574,540	500,812	429,943	211,128
Operating expenses:
Sales and marketing	268,517	229,865	216,670	171,526	85,652
Origination and servicing	99,376	86,891	74,760	61,335	37,326
Engineering and product development	155,255	142,264	115,357	77,062	38,518
Other general and administrative	228,641	191,683	207,172	122,182	81,136
Goodwill impairment	35,633	—	37,050	—	—
Class action and regulatory litigation expense	35,500	77,250	—	—	—
Total operating expenses	822,922	727,953	651,009	432,105	242,632
Loss before income tax expense	(128,110)	(153,413)	(150,197)	(2,162)	(31,504)
Income tax expense (benefit)	43	632	(4,228)	2,833	1,390
Consolidated net loss	(128,153)	(154,045)	(145,969)	(4,995)	(32,894)
Less: (Income) Loss attributable to noncontrolling interests	155	(210)	—	—	—
LendingClub net loss	$(128,308)	$(153,835)	$(145,969)	$(4,995)	$(32,894)
Net loss per share attributable to LendingClub:
Basic (2)	$(0.30)	$(0.38)	$(0.38)	$(0.01)	$(0.44)
Diluted (2)	$(0.30)	$(0.38)	$(0.38)	$(0.01)	$(0.44)
Weighted-average common shares - Basic (2)	422,917,308	408,995,947	387,762,072	374,872,118	75,573,742
Weighted-average common shares - Diluted (2)	422,917,308	408,995,947	387,762,072	374,872,118	75,573,742
Consolidated Balance Sheet Data:
Cash and cash equivalents	$372,974	$401,719	$515,602	$623,531	$869,780
Securities available for sale	170,469	117,573	287,137	297,211	—
Loans held for investment at fair value	1,883,251	2,932,325	4,295,121	4,552,623	2,798,145
Loans held for investment by the Company at fair value	2,583	361,230	16,863	3,458	360
Loans held for sale by the Company at fair value	840,021	235,825	9,048	—	—
Total assets	3,819,527	4,640,831	5,562,631	5,793,634	3,890,054

LENDINGCLUB CORPORATION

Notes, certificates and secured borrowings at fair value	1,905,875	2,954,768	4,320,895	4,571,583	2,813,618
Credit facilities and securities sold under repurchase agreements	458,802	32,100	—	—	—
Total liabilities	2,948,546	3,713,074	4,586,861	4,751,774	2,916,835
Total LendingClub stockholders’ equity (2)	$869,201	$922,495	$975,770	$1,041,860	$973,219

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes that appear in this Annual Report on Form 10-K (Report). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Report, particularly in “Part I – Item 1A. Risk Factors.”

Overview

LendingClub operates America’s largest online lending marketplace platform that connects borrowers and investors. Qualified consumers borrow through LendingClub to generally lower the cost of their credit and enjoy a better experience than that provided by most traditional banks. The capital to invest in the loans enabled through our lending marketplace comes from a wide range of investors, including banks, managed accounts, institutional investors, and self-directed investors.

We generate revenue primarily from transaction fees from our lending marketplace’s role in marketing to customers, accepting and decisioning applications for our bank partners to enable loan originations, investor fees that include servicing fees from investors for various services, including servicing and collection efforts, gains on sales of whole loans sold, interest income earned net of interest expenses and fair value gains/losses from loans invested in by the Company held on our balance sheet.

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

Loans facilitated through our lending marketplace are funded by the sale of whole loans to banks and institutional investors, the issuance of securitizations and CLUB Certificates, the issuance of notes and certificates to our self-directed investors, or funded directly by the Company with its own capital. Additionally, in 2017 the Company developed the capability to support the securitization of loans and to facilitate CLUB Certificate transactions to further expand the investor base.

We continue to use our own capital to fund the purchase of loans for future structured program transactions, and related risk retention requirements, as well as for whole loan sales. Additionally, at our discretion, we use our capital to fund the purchase of loans to support marketplace equilibrium when a matching third-party investor is not available at time of origination, to reflect changes in market value through loan pricing, to test new product offerings, and to make accommodations to our customers. In situations where we use our own capital to invest in loans, we earn interest income and record fair value adjustments attributable to changes in actual and expected credit and prepayment performance, or any difference between sale price and carrying value.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Current Economic and Business Environment

Our online lending marketplace platform seeks to adapt to changing marketplace conditions and investors’ return on investment expectations. LendingClub monitors a variety of economic, credit and competitive indicators to propose changes to issuing banks’ credit policies and interest rates.

In the fourth quarter of 2018, our marketplace facilitated $2.9 billion of loan originations, of which $1.5 billion were issued through whole loan sales, $1.2 billion were purchased or pending purchase by the Company, $161.9 million were issued through member payment dependent notes and $18.4 million were issued through trust certificates. Loans held by the Company at quarter end are available loan inventory for future structured program transactions and whole loan sales, excluding loans held by the Company as a result of consolidated securitization trusts.

The following table shows the loan origination volume issued, loans purchased or pending purchase by the Company, and the available loan inventory as of the end of each period set forth below (in millions):

	December 31, 2018	September 30, 2018	June 30, 2018
Loan originations	$2,871.0	$2,886.5	$2,818.3
Loans purchased or pending purchase by the Company during the quarter	$1,180.4	$1,174.0	$1,138.4
LendingClub inventory (1)	$527.5	$441.6	$506.4
LendingClub inventory as a percentage of loan originations (1)	18%	15%	18%

(1)
LendingClub inventory reflects loans purchased by the Company during the period, excluding loans held by the Company as a result of consolidated securitization trust, and not yet sold as of the period end.

During 2018, market interest rates rose which increased certain of our investors’ cost of funding and expectations regarding return on investment. As market interest rates rise, we see higher yield expectations from investors for certain prime loans. In May 2018, June 2018 and November 2018, we increased interest rates on certain prime loans. In addition, we have seen increased investor yield expectations for certain prime loans with higher credit risk. In 2018, a number of credit actions were taken to reduce credit loss expectations on targeted grades of prime loans.

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

We have been reviewing our cost structure and have a number of expense initiatives underway with the goal of increasing our operating efficiency. As a result of our review, we signed a lease to establish a site in a more cost-effective location in the Salt Lake City area. In conjunction with this initiative, we will also sublease excess office space in San Francisco, California. Additionally, we hired an external advisory firm to assist us with the ongoing review of our cost structure and expense initiatives. We also continue to evaluate strategic alternatives related to our portfolio.

While we expect the implementation of initiatives to increase expenses in the short-term, the initiatives will subsequently result in overall increased operating efficiency for the Company. We are in the process of estimating the impact of these expense initiatives.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

In October 2018, the Company’s subsidiary, LCAM, announced that it would liquidate the assets in the private funds that it manages. The assets of those funds were not material to the funding or operation of the marketplace. Following LCAM’s announcement of its settlement with the Securities and Exchange Commission, LCAM offered investors the opportunity to redeem their respective investments in the funds. While many investors expressed an interest in remaining in the funds, a significant number did choose to redeem, and as a result LCAM has determined to liquidate the assets and dissolve the funds. Liquidation of all funds was complete as of December 31, 2018.

Factors That Can Affect Revenue

As an operator of a lending marketplace, we work to match supply of loans and demand from investors while also growing the overall volume of originations and correspondingly revenue at a pace commensurate with proper planning, compliance, risk management, user experience, and operational controls that work to optimize the quality of the customer experience, customer satisfaction and long-term growth. In addition, we utilize our balance sheet to support our securitization and other structured program initiatives, manage marketplace equilibrium, hold loans for testing new or existing loan products and repurchasing loans that did not meet an investor’s criteria. In some instances, we may subsequently sell those loans, recognizing a gain or loss on their sale.

Loan supply, which is driven by borrower-related activities within our business, combined with investor demand to purchase loans on our platform as well as our own loan purchases, can affect our revenue in any particular period. These drivers collectively affect transaction fees, investor fees earned by us related to these transactions, interest income, fair value adjustments and other revenue related to loans held on balance sheet, including the performance of such loans. As these drivers can be affected by a variety of factors, both in and out of our control, revenues may fluctuate from period to period. Factors that can affect these drivers and ultimately revenue and its timing include:

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

Key Operating and Financial Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

Year Ended December 31,	2018	2017	2016
Loan originations	$10,881,815	$8,987,218	$8,664,746
Customer acquisition cost as a percent of loan originations (1)	2.47%	2.56%	2.50%
Net revenue	$694,812	$574,540	$500,812
Consolidated net loss	$(128,153)	$(154,045)	$(145,969)
Contribution (2)	$339,328	$270,452	$221,087
Contribution margin (2)	48.8%	47.1%	44.1%
Adjusted EBITDA (2)	$97,519	$44,587	$(12,890)
Adjusted EBITDA margin (2)	14.0%	7.8%	(2.6)%
Adjusted net loss (2)	$(32,375)	$(73,585)	$(113,037)
Adjusted EPS (2)	$(0.08)	$(0.18)	$(0.29)

(1)	Represents sales and marketing expense as a percent of loan origination principal balances during each period presented.

(2)
Represent non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures” below.

Loan Originations

We believe the volume of loans facilitated through our platform and originated by our issuing banks is a key indicator of the attractiveness of our lending marketplace, growth of our brand, scale of our business, strength of our network effect, economic competitiveness of our products and future growth.

We classify the loans facilitated by our platform into three major loan products: standard program personal loans, custom program personal loans and other loans. The majority of the loans facilitated through our platform are standard program personal loans that represent loans made to prime borrowers that are publicly available to note and certificate investors. Custom program personal loans include all other personal loans that are not eligible for our standard program, including loans made to super-prime and near-prime borrowers, and are available only to private investors. Other loans are comprised of education and patient finance loans, auto refinance loans, and small business loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan origination volume and weighted-average transaction fees (as a percent of origination balance) by major loan products are as follows:

Year Ended December 31,	2018		2017		2016
(in millions, except percentages)	Origination Volume	Weighted-Average Transaction Fees	Origination Volume	Weighted-Average Transaction Fees	Origination Volume	Weighted-Average Transaction Fees
Personal loans - standard program	$7,936.3	4.9%	$6,585.0	4.9%	$6,400.5	4.9%
Personal loans - custom program	2,096.3	5.0	1,546.1	5.6	1,437.4	5.3
Total personal loans	10,032.6	4.9	8,131.1	5.1	7,837.9	4.9
Other loans	849.2	4.3	856.1	4.4	826.8	4.5
Total	$10,881.8	4.8%	$8,987.2	5.0%	$8,664.7	4.9%

The decrease in the total weighted-average transaction fee in 2018 compared to both 2017 and 2016 was primarily driven by growth in origination volume of loans with lower transaction fees due to the mix of personal loan origination volume shifting towards higher credit quality borrowers.

Personal loan origination volume for our standard loan program by loan grade were as follows (in millions):

Year Ended December 31,	2018		2017		2016
Personal loan originations by loan grade – standard loan program:	Amount	% of Total	Amount	% of Total	Amount	% of Total
A	$2,132.5	27%	$1,096.9	17%	$1,013.5	16%
B	2,289.6	29%	1,839.7	28%	1,802.8	28%
C	2,052.2	26%	2,224.9	34%	1,941.5	30%
D	1,098.3	14%	891.9	13%	949.8	15%
E	290.1	3%	340.7	5%	463.9	7%
F	60.4	1%	118.6	2%	179.3	3%
G	13.2	N/M	72.3	1%	49.7	1%
Total	$7,936.3	100%	$6,585.0	100%	$6,400.5	100%
N/M – Not meaningful

Credit and pricing policy changes made by the Company during 2017 and throughout 2018 resulted in a change in the mix of personal loan origination volume from higher risk grades C through G to lower risk A and B grades. These changes broadly focused on tightening credit and adjusting pricing to shift overall platform mix towards higher credit quality borrowers.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations
The following table sets forth the Consolidated Statements of Operations data for each of the periods presented:

Year Ended December 31,	2018	2017	2016
Net revenue:
Transaction fees	$526,942	$448,608	$423,494
Investor fees	114,883	87,108	79,647
Gain (Loss) on sales of loans	45,979	23,370	(17,152)
Other revenue	5,839	6,436	9,478
Net interest income and fair value adjustments:
Interest income	487,462	611,259	696,662
Interest expense	(385,605)	(571,424)	(688,368)
Net fair value adjustments	(100,688)	(30,817)	(2,949)
Net interest income and fair value adjustments	1,169	9,018	5,345
Total net revenue	694,812	574,540	500,812
Operating expenses: (1)
Sales and marketing	268,517	229,865	216,670
Origination and servicing	99,376	86,891	74,760
Engineering and product development	155,255	142,264	115,357
Other general and administrative	228,641	191,683	207,172
Goodwill impairment	35,633	—	37,050
Class action and regulatory litigation expense	35,500	77,250	—
Total operating expenses	822,922	727,953	651,009
Loss before income tax expense	(128,110)	(153,413)	(150,197)
Income tax expense (benefit)	43	632	(4,228)
Consolidated net loss	(128,153)	(154,045)	(145,969)
Less: Income (Loss) attributable to noncontrolling interests	155	(210)	—
LendingClub net loss	$(128,308)	$(153,835)	$(145,969)

(1)	Includes stock-based compensation expense as follows:

Year Ended December 31,	2018	2017	2016
Sales and marketing	$7,362	$7,654	$7,546
Origination and servicing	4,322	4,804	4,159
Engineering and product development	20,478	22,047	19,858
Other general and administrative	42,925	36,478	37,638
Total stock-based compensation expense	$75,087	$70,983	$69,201

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

Year Ended December 31,	2018	2017	Change ($)	Change (%)
Net revenue:
Transaction fees	$526,942	$448,608	$78,334	17%
Investor fees	114,883	87,108	27,775	32%
Gain (Loss) on sales of loans	45,979	23,370	22,609	97%
Other revenue	5,839	6,436	(597)	(9)%
Net interest income and fair value adjustments:
Interest income	487,462	611,259	(123,797)	(20)%
Interest expense	(385,605)	(571,424)	185,819	(33)%
Net fair value adjustments	(100,688)	(30,817)	(69,871)	N/M
Net interest income and fair value adjustments	1,169	9,018	(7,849)	(87)%
Total net revenue	$694,812	$574,540	$120,272	21%
N/M – Not meaningful

Year Ended December 31,	2017	2016	Change ($)	Change (%)
Net revenue:
Transaction fees	$448,608	$423,494	$25,114	6%
Investor fees	87,108	79,647	7,461	9%
Gain (Loss) on sales of loans	23,370	(17,152)	40,522	N/M
Other revenue	6,436	9,478	(3,042)	(32)%
Net interest income and fair value adjustments:
Interest income	611,259	696,662	(85,403)	(12)%
Interest expense	(571,424)	(688,368)	116,944	(17)%
Net fair value adjustments	(30,817)	(2,949)	(27,868)	N/M
Net interest income and fair value adjustments	9,018	5,345	3,673	69%
Total net revenue	$574,540	$500,812	$73,728	15%
N/M – Not meaningful

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform in facilitating the origination of loans by our issuing bank partners. The amount of these fees is based upon the terms of the loan, including grade, rate, term, channel and other factors. As of December 31, 2018, these fees ranged from 0% to 6% of the initial principal amount of a loan. With respect to loans for which WebBank acts as the issuing bank, we record transaction fee revenue net of program fees paid to WebBank.

Transaction fees were $526.9 million and $448.6 million for the years ended December 31, 2018 and 2017, respectively, an increase of 17%. The increase was primarily due to higher origination volume, partially offset by a lower weighted-average transaction fee due to the mix of personal loan origination volume towards higher credit quality borrowers. Loans facilitated through our lending marketplace increased from $9.0 billion for the year ended December 31, 2017 to $10.9 billion for the year ended December 31, 2018, an increase of 21%. The average transaction fee as a percentage of the initial principal balance of the loan was 4.8% in 2018, compared to 5.0% in 2017.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Transaction fees were $448.6 million and $423.5 million for the years ended December 31, 2017 and 2016, respectively, an increase of 6%. The increase was primarily due to a higher weighted-average transaction fee paid and higher origination volume. The average transaction fee as a percentage of the initial principal balance of the loan was 5.0% in 2017, compared to 4.9% in 2016. Additionally, loans facilitated through our lending marketplace increased from $8.7 billion for the year ended December 31, 2016 to $9.0 billion for the year ended December 31, 2017, an increase of 4%. In March 2016, we increased the transaction fee that we earn from our primary issuing bank partner for certain prime and near-prime personal loans.

In January 2019, we recognized approximately $4.2 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of 2018. In January 2018, we recognized approximately $5.5 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of 2017. In January 2017, we recognized approximately $6.1 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of 2016.

Investor Fees

The tables below illustrate the composition of investor fees by investment channel and the outstanding principal balance of loans serviced, which is a key driver of investor fees, by the method in which the loans were financed for each period presented:

Year Ended December 31,	2018	2017	Change ($)	Change (%)
Investors Fees:
Whole loans sold	$82,824	$52,049	$30,775	59%
Notes, certificates and secured borrowings	31,955	32,504	(549)	(2)%
Funds and separately managed accounts (1)	104	2,555	(2,451)	(96)%
Total	$114,883	$87,108	$27,775	32%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions):
Whole loans sold	$10,890	$8,178	$2,712	33%
Notes, certificates and secured borrowings	2,013	3,142	(1,129)	(36)%
Total excluding loans invested in by the Company	$12,903	$11,320	$1,583	14%
Loans invested in by the Company	843	593	250	42%
Total	$13,746	$11,913	$1,833	15%
(1)    Funds are the private funds for which LCAM or its subsidiaries acted as general partner.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2017	2016	Change ($)	Change (%)
Investor Fees:
Whole loans sold	$52,049	$47,153	$4,896	10%
Notes, certificates and secured borrowings	32,504	26,548	5,956	22%
Funds and separately managed accounts (1)	2,555	5,946	(3,391)	(57)%
Total	$87,108	$79,647	$7,461	9%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions):
Whole loans sold	$8,178	$6,542	$1,636	25%
Notes, certificates and secured borrowings	3,142	4,547	(1,405)	(31)%
Total excluding loans invested in by the Company	$11,320	$11,089	$231	2%
Loans invested in by the Company	593	28	565	N/M
Total	$11,913	$11,117	$796	7%
N/M – Not meaningful
(1)    Funds are the private funds for which LCAM or its subsidiaries acted as general partner.

For each investment channel, the Company receives fees to compensate us for the costs we incur in servicing the related loan, including managing payments from borrowers, collections, payments to investors, maintaining investors’ account portfolios, providing information and issuing monthly statements. The amount of investor fee revenue earned is predominantly affected by the servicing rates paid by investors, the outstanding principal balance of loans and the amount of principal and interest collected from borrowers and remitted to investors.

Investor fee revenue related to whole loans sold also includes the change in fair value of our servicing assets and liabilities associated with the loans. Servicing rights are recorded as either an asset or liability in “Gain (Loss) on sales of loans” in the Company’s Consolidated Statements of Operations depending on the degree to which the contractual loan servicing fee is above or below, respectively, an estimated market rate loan servicing fee. The change in fair value of servicing rights does not affect the contractual fees that we collect monthly from the whole loan investors.

Investor fees – whole loans sold: Investor fee revenue related to the servicing of whole loans sold was $82.8 million and $52.0 million for the years ended December 31, 2018 and 2017, respectively, an increase of 59%. The increase was primarily due to a higher balance of whole loans serviced and increases in delinquent loan collections and charged-off loan sales, partially offset by the change in fair value of servicing rights.

Investor fee revenue related to the servicing of whole loans sold was $52.0 million and $47.2 million for the years ended December 31, 2017 and 2016, respectively, an increase of 10%. The increase was due to a higher balance of whole loans serviced and an increase in collection fees and charged-off loan sales in 2017 compared to 2016, partially offset by an increase in the change in fair value of servicing rights.

Investor fees – notes, certificates and secured borrowings: Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $32.0 million and $32.5 million for the years ended December 31, 2018 and 2017, respectively, a decrease of 2%. The decrease was primarily due to a lower principal balance of loans serviced, partially offset by an increase in delinquent loan collections and charged-off loan sales.

Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $32.5 million and $26.5 million for the years ended December 31, 2017 and 2016, respectively, an increase of 22%.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The increase was due to increases in collection fees, the principal and interest payments processed on loans underlying notes, and self-directed fees.

Investor fees – Funds and separately managed accounts: In July 2016, certain of the private funds ceased accepting contributions and limited existing investors’ ability to make redemption requests, pursuant to the terms of the respective limited partnership agreements, and in October 2017 we completed the dissolution of those funds. In October 2018, LCAM initiated the liquidation of the remaining private funds it manages. As a result, the assets under management associated with these funds were returned to investors and liquidation of these funds was complete as of December 31, 2018. The Company does not expect to earn investor fees from private funds and separately managed accounts in the future.

Gain (Loss) on Sales of Loans

In connection with loan sales and structured program transactions, in addition to investor fees earned with respect to the corresponding loan, we recognize a gain or loss on the sale of that loan based on the level to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee. Additionally, we recognize program fees, net of transactions costs, as a gain or loss on sale of loans contributed to structured program transactions. Gain (Loss) on sales of loans is presented net of credit support agreement expense for the year ended December 31, 2016 below.

Gain on sales of loans was $46.0 million and $23.4 million for the years ended December 31, 2018 and 2017, respectively, an increase of 97%. The increase was primarily due to increases in the volume of loans sold including structured program transactions which began in the second quarter of 2017 and the weighted-average contractual loan servicing fee that resulted in higher gains on sales of loans, as well as fewer discounts provided to whole loan investors to maintain marketplace equilibrium in 2018.

Gain (Loss) on sales of loans was $23.4 million and $(17.2) million for the years ended December 31, 2017 and 2016, respectively. The increase was primarily due to gains on sales of loans related to structured program transactions, an increase in the volume of loans sold at a gain during 2017 compared to 2016, and the sale of loans that resulted in approximately $14.0 million and $10.7 million of incentives provided to investors in the second and third quarters of 2016, respectively.

Other Revenue

Other revenue primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us complete specified actions with such third-party companies. The table below illustrates the composition of other revenue for each period presented:

Year Ended December 31,	2018	2017	Change ($)	Change (%)
Referral revenue	$3,645	$5,258	$(1,613)	(31)%
Other	2,194	1,178	1,016	86%
Other revenue	$5,839	$6,436	$(597)	(9)%

Year Ended December 31,	2017	2016	Change ($)	Change (%)
Referral revenue	$5,258	$5,934	$(676)	(11)%
Other	1,178	3,544	(2,366)	(67)%
Other revenue	$6,436	$9,478	$(3,042)	(32)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Interest Income and Fair Value Adjustments

Loans Invested in by the Company: In the second quarter of 2017, the Company began to invest in loans to support securitizations and whole loan sale initiatives. We earn interest income and assume principal and interest rate risk on loans during the period we own the loans. We have financed a portion of the purchase of these loans with draws on our credit facilities and the associated interest expense reduces net interest income. Fair value adjustments on loans invested in by the Company are generally negative due to interest cash flow receipts and if there are expected increases and any acceleration in the timing of expected charge-offs and prepayments. As we continue to use our own capital to invest in loans for strategic business purposes, we expect the net negative fair value adjustments on loans to fluctuate due to the impact of discounts offered to meet yield expectations of our loan investors and the holding period of the loans. However, we anticipate these fair value adjustments will generally be offset by the interest income earned from holding such loans.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following tables provide additional detail related to net interest income and fair value adjustments for assets invested in by the Company, assets with equal and offsetting liabilities, and total interest income, interest expense and net fair value adjustments:

Year Ended December 31,	2018	2017	Change ($)	Change (%)
Loans invested in by the Company, securities available for sale, cash and cash equivalents, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$113,644	$35,692	$77,952	N/M
Securities available for sale	7,602	4,093	3,509	86%
Cash and cash equivalents	4,056	2,625	1,431	55%
Total	125,302	42,410	82,892	195%
Interest expense:
Credit facilities and securities sold under repurchase agreements	(19,714)	(1,900)	(17,814)	N/M
Securitization notes	(3,731)	(675)	(3,056)	N/M
Total	(23,445)	(2,575)	(20,870)	N/M
Net interest income	$101,857	$39,835	$62,022	156%
Net fair value adjustments	(100,688)	(30,817)	(69,871)	N/M
Net interest income and fair value adjustments	$1,169	$9,018	$(7,849)	(87)%

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$362,160	$568,849	$(206,689)	(36)%
Interest expense:
Notes, certificates and secured borrowings	(362,160)	(568,849)	206,689	(36)%
Net interest income	$—	$—	$—	—%

Total net interest income and fair value adjustments:
Interest income	$487,462	$611,259	$(123,797)	(20)%
Interest expense	(385,605)	(571,424)	185,819	(33)%
Net fair value adjustments	(100,688)	(30,817)	(69,871)	N/M
Net interest income and fair value adjustments	$1,169	$9,018	$(7,849)	(87)%
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2017	2016	Change ($)	Change (%)
Loans invested in by the Company, securities available for sale, cash and cash equivalents, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$35,692	$3,222	$32,470	N/M
Securities available for sale	4,093	3,244	849	26%
Cash and cash equivalents	2,625	1,828	797	44%
Total	42,410	8,294	34,116	N/M
Interest expense:
Warehouse credit facility	(1,900)	—	(1,900)	N/M
Securitization notes	(675)	—	(675)	N/M
Total	(2,575)	—	(2,575)	N/M
Net interest income	$39,835	$8,294	$31,541	N/M
Net fair value adjustments	(30,817)	(2,949)	(27,868)	N/M
Net interest income and fair value adjustments	$9,018	$5,345	$3,673	69%

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$568,849	$688,368	$(119,519)	(17)%
Interest expense:
Notes, certificates and secured borrowings	(568,849)	(688,368)	119,519	(17)%
Net interest income	$—	$—	$—	—%

Total net interest income and fair value adjustments:
Interest income	$611,259	$696,662	$(85,403)	(12)%
Interest expense	(571,424)	(688,368)	116,944	(17)%
Net fair value adjustments	(30,817)	(2,949)	(27,868)	N/M
Net interest income and fair value adjustments	$9,018	$5,345	$3,673	69%
N/M – Not meaningful

The following tables provide average outstanding principal balances, which are key drivers of interest income and interest expense in the periods presented:

Year Ended December 31,	2018	2017	Change ($)	Change (%)
Loans held for investment by the Company	$140,551	$44,340	$96,211	N/M
Loans held for sale by the Company	$546,959	$152,805	$394,154	N/M
Credit facilities and securities sold under repurchase agreements	$299,419	$32,008	$267,411	N/M
Securitization notes	$131,894	$24,009	$107,885	N/M
Loans held for investment	$2,557,575	$3,936,957	$(1,379,382)	(35)%
Notes, certificates and secured borrowings	$2,599,676	$3,971,992	$(1,372,316)	(35)%
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2017	2016	Change ($)	Change (%)
Loans held for investment by the Company	$44,340	$13,520	$30,820	N/M
Loans held for sale by the Company	$152,805	$10,393	$142,412	N/M
Warehouse credit facility	$32,008	$—	$32,008	N/M
Securitization notes	$24,009	$—	$24,009	N/M
Loans held for investment	$3,936,957	$4,727,434	$(790,477)	(17)%
Notes, certificates and secured borrowings	$3,971,992	$4,753,757	$(781,765)	(16)%
N/M – Not meaningful

Interest income associated with loans invested in by the Company, securities available for sale, and cash and cash equivalents was $125.3 million and $42.4 million for the years ended December 31, 2018 and 2017, respectively. The increase was primarily due to an increase in the average outstanding balance of loans invested in by the Company to support structured program transactions and whole loan sales, which began in the second quarter of 2017 and have substantially grown since that time.

Interest income associated with loans invested in by the Company, securities available for sale, and cash and cash equivalents was $42.4 million and $8.3 million for the years ended December 31, 2017 and 2016, respectively. The increase was primarily due to an increase in the average outstanding balance of loans invested in by the Company to support structured program transactions and whole loan sales.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes was $23.4 million and $2.6 million for the years ended December 31, 2018 and 2017. The increase was primarily due to an increase in the average outstanding balance of credit facilities during 2018.

Interest expense associated with a warehouse credit facility and securitization notes was $2.6 million for the year ended December 31, 2017. There was no interest expense for the year ended December 31, 2016, as we started using a credit facility to finance loans held for sale by the Company in the fourth quarter of 2017.

Net fair value adjustments were $(100.7) million and $(30.8) million for the years ended December 31, 2018 and 2017, respectively. The increase was primarily due to an increase in the average outstanding balance of loans invested in by the Company to support structured program transactions and whole loan sales.

Net fair value adjustments were $(30.8) million and $(2.9) million for the years ended December 31, 2017 and 2016, respectively. The increase was primarily due to losses on fair value adjustments on loans invested in by the Company.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $362.2 million and $568.8 million for the years ended December 31, 2018 and 2017, respectively. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings, due to a larger portion of loans originated being sold to whole loan investors and structured program transactions.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $568.8 million and $688.4 million for the years ended December 31, 2017 and 2016, respectively. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings, driven by the sale of six LCAM funds and a larger portion of loans originated in 2017 being sold to whole loan investors.

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

Engineering and Product Development: Engineering and product development expense consists primarily of salaries, benefits and stock-based compensation expense for engineering and product management teams, and the cost of contractors who work on the development and maintenance of our platform. Engineering and product development expense also includes non-capitalized hardware and software costs and depreciation, amortization and impairment of technology assets.

Other General and Administrative: Other general and administrative expense consists primarily of salaries, benefits and stock-based compensation expense for our accounting, finance, legal, risk, compliance, human resources and facilities teams, professional services fees and facilities expense.

Year Ended December 31,	2018	2017	Change ($)	Change (%)
Sales and marketing	$268,517	$229,865	$38,652	17%
Origination and servicing	99,376	86,891	12,485	14%
Engineering and product development	155,255	142,264	12,991	9%
Other general and administrative	228,641	191,683	36,958	19%
Goodwill impairment	35,633	—	35,633	N/M
Class action and regulatory litigation expense	35,500	77,250	(41,750)	(54)%
Total operating expenses	$822,922	$727,953	$94,969	13%
N/M – Not meaningful

Year Ended December 31,	2017	2016	Change ($)	Change (%)
Sales and marketing	$229,865	$216,670	$13,195	6%
Origination and servicing	86,891	74,760	12,131	16%
Engineering and product development	142,264	115,357	26,907	23%
Other general and administrative	191,683	207,172	(15,489)	(7)%
Goodwill impairment	—	37,050	(37,050)	(100)%
Class action and regulatory litigation expense	77,250	—	77,250	N/M
Total operating expenses	$727,953	$651,009	$76,944	12%
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Sales and marketing: Sales and marketing expense was $268.5 million and $229.9 million for the years ended December 31, 2018 and 2017, respectively, an increase of 17%. The increase was primarily due to a $31.9 million increase in variable marketing expenses based on higher loan origination volume. Sales and marketing expense as a percent of loan originations was 2.47% in 2018 compared to 2.56% in 2017.

Sales and marketing expense was $229.9 million and $216.7 million for the years ended December 31, 2017 and 2016, respectively, an increase of 6%. The increase was primarily due to a $18.3 million increase in variable marketing expenses based on higher loan origination volume, partially offset by a $2.6 million decrease in non-recurring advisory fees incurred in the second and third quarters of 2016. Sales and marketing expense as a percent of loan originations was 2.56% in 2017 compared to 2.50% in 2016.

Origination and servicing: Origination and servicing expense was $99.4 million and $86.9 million for the years ended December 31, 2018 and 2017, respectively, an increase of 14%. The increase was primarily due to an $11.1 million increase in loan processing and servicing outsourcing costs resulting from higher loan origination volume and loans serviced. The outstanding principal balance of loans serviced on our platform has increased 15% from 2017 to 2018.

Origination and servicing expense was $86.9 million and $74.8 million for the years ended December 31, 2017 and 2016, respectively, an increase of 16%. The increase was primarily due to a $7.8 million increase in personnel-related expenses associated with higher headcount levels and a $2.7 million increase in loan processing costs driven by increased collection efforts, both resulting from higher loan origination volume. The outstanding principal balance of loans serviced on our platform has increased 7% from 2016 to 2017.

Engineering and product development: Engineering and product development expense was $155.3 million and $142.3 million for the years ended December 31, 2018 and 2017, respectively, an increase of 9%. The increase was primarily driven by continued investment in technology and platform improvements that are focused on enhancing our credit decisioning capabilities, internal testing environment and cloud infrastructure, which included an $8.1 million increase in depreciation and impairment expense, a $3.1 million increase in equipment and software expense and a $1.1 million increase in personnel-related expenses associated with higher headcount levels.

Engineering and product development expense was $142.3 million and $115.4 million for the years ended December 31, 2017 and 2016, respectively, an increase of 23%. The increase was primarily driven by continued investment in technology and platform improvements that are focused on enhancing our credit decisioning capabilities, internal testing environment and cloud infrastructure, which included a $15.9 million increase in depreciation expense, a $4.2 million increase in equipment and software expense and a $6.0 million increase in personnel-related expenses associated with higher headcount levels.

We capitalized $46.8 million, $45.0 million and $41.6 million in software development costs for the years ended December 31, 2018, 2017 and 2016, respectively.

Other general and administrative expense: Other general and administrative expense was $228.6 million and $191.7 million for the years ended December 31, 2018 and 2017, respectively, an increase of 19%. The increase was primarily due to a $25.6 million decrease in insurance reimbursements from 2017 for certain legal expenses incurred as a result of legacy issues and related governmental and regulatory inquiries. Additionally, the increase was due to a $13.7 million increase in personnel-related expenses associated with higher headcount levels.

Other general and administrative expense was $191.7 million and $207.2 million for the years ended December 31, 2017 and 2016, respectively, a decrease of 7%. The decrease was primarily due to a $28.4 million insurance reimbursement in 2017 for certain legal expenses incurred as a result of legacy issues and related governmental and regulatory inquiries, partially offset by an increase of $7.9 million in legal expenses primarily related to such legacy

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

issues. Additionally, the decrease was due to a $9.3 million reduction in professional services fees related the internal board review described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Board Review” contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the Board Review), partially offset by an increase of $7.4 million in personnel-related expenses associated with higher headcount levels.

We have incurred and may continue to incur significant legal and other expenses in connection with the inquiries and private litigation that have arisen from legacy issues, as well as additional legal expenses related to ongoing regulatory inquiries and investigations. In the fourth quarter of 2018, operating expenses included personnel-related expenses associated with establishing a site in the Salt Lake City area. These expenses are included in “Sales and marketing,” “Origination and servicing” and “Other general and administrative” expense on the Company’s Consolidated Statements of Operations. We expect to incur elevated expenses in 2019 related to additional cost structure simplification.

Goodwill Impairment

We have one reporting unit for goodwill impairment testing purposes, the patient and education finance (PEF) reporting unit. We performed a quantitative annual test for impairment as of April 1, 2018. We recorded a goodwill impairment expense of $35.6 million during the year ended December 31, 2018, resulting in full impairment of the remaining goodwill, and a goodwill impairment expense of $37.1 million during the year ended December 31, 2016. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11. Intangible Assets and Goodwill” for additional information.

There was no goodwill impairment expense recorded during the year ended December 31, 2017.

Class Action and Regulatory Litigation Expense

Class action and regulatory litigation expense for the years ended December 31, 2018 and 2017, was $35.5 million and $77.25 million, respectively, related to ongoing governmental and regulatory investigations following the Board Review. There was no class action and regulatory litigation expense for the year ended December 31, 2016. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies” for additional information.

Income Taxes

Income tax expense (benefit) was $43 thousand, $0.6 million and $(4.2) million for the years ended December 31, 2018, 2017 and 2016, respectively.

For the year ended December 31, 2018, the income tax expense was primarily attributable to current state income taxes, partially offset by the tax effects of unrealized gains credited to other comprehensive income associated with our available for sale portfolio.

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

As of December 31, 2018 and December 31, 2017, we continued to record a valuation allowance against the net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2018 and December 31, 2017, the valuation allowance was $169.3 million and $140.6 million, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures in evaluating our operating results. We believe that Contribution, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), Adjusted Earnings (Loss) Per Share (EPS) and investor fees before changes in fair value of servicing assets and liabilities help identify trends in our core business results and allow for greater transparency with respect to key metrics used by our management in its decision making.

Our non-GAAP measures of Contribution, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), Adjusted EPS and investor fees before changes in fair value of servicing assets and liabilities have limitations as analytical tools and you should not consider them in isolation. These non-GAAP measures should not be viewed as substitutes for, or superior to, net income (loss) as prepared in accordance with GAAP. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. There are a number of limitations related to the use of these non-GAAP financial measures versus their most directly comparable GAAP measures, which include the following:

•	Other companies, including companies in our industry, may calculate these measures differently, which may reduce their usefulness as a comparative measure.

•	These measures do not consider the potentially dilutive impact of stock-based compensation.

•
Although depreciation, impairment and amortization are non-cash charges, the assets being depreciated, impaired and amortized may have to be replaced in the future and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements.

•	These measures do not reflect tax payments that may represent a reduction in cash available to us.

In the fourth quarter of 2018, the Company included a new adjustment for cost structure simplification expense to calculate Contribution, Adjusted EBITDA and Adjusted Net Income (Loss). This expense relates to a review of our cost structure and a number of expense initiatives underway, including the establishment of a site in the Salt Lake City area. The expense includes personnel-related expenses associated with establishing our Salt Lake City area site and external advisory fees.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Contribution and Contribution Margin

Contribution is a non-GAAP financial measure that is calculated as net revenue less “sales and marketing” and “origination and servicing” expenses on the Company’s Consolidated Statements of Operations, adjusted to exclude cost structure simplification and non-cash stock-based compensation expenses within these captions and income or loss attributable to noncontrolling interests. These costs represent the costs that are most directly related to generating such revenue. Contribution margin is a non-GAAP financial measure calculated by dividing Contribution by total net revenue.

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

The following table shows the calculation of Contribution and Contribution Margin:

Year Ended December 31,	2018	2017	2016
Total net revenue	$694,812	$574,540	$500,812
Sales and marketing expense	(268,517)	(229,865)	(216,670)
Origination and servicing expense	(99,376)	(86,891)	(74,760)
Total direct expenses	(367,893)	(316,756)	(291,430)
Cost structure simplification expense (1)	880	—	—
Stock-based compensation (2)	11,684	12,458	11,705
(Income) Loss attributable to noncontrolling interests	(155)	210	—
Contribution	$339,328	$270,452	$221,087
Contribution margin	48.8%	47.1%	44.1%

(1)
Contribution excludes the portion of personnel-related expense associated with establishing a site in the Salt Lake City area that is included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)	Contribution excludes stock-based compensation expense included in the “Sales and marketing” and “Origination and servicing” expense categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of net loss to contribution for each of the periods indicated:

Year Ended December 31,	2018	2017	2016
Consolidated net loss	$(128,153)	$(154,045)	$(145,969)
Engineering and product development expense	155,255	142,264	115,357
Other general and administrative expense	228,641	191,683	207,172
Cost structure simplification expense (1)	880	—	—
Goodwill impairment expense	35,633	—	37,050
Class action and regulatory litigation expense	35,500	77,250	—
Stock-based compensation expense (2)	11,684	12,458	11,705
Income tax expense (benefit)	43	632	(4,228)
(Income) Loss attributable to noncontrolling interests	(155)	210	—
Contribution	$339,328	$270,452	$221,087
Total net revenue	$694,812	$574,540	$500,812
Contribution margin	48.8%	47.1%	44.1%

(1)
Contribution excludes the portion of personnel-related expense associated with establishing a site in the Salt Lake City area that is included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)	Contribution excludes stock-based compensation expense included in the “Sales and marketing” and “Origination and servicing” expense categories.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) before (1) depreciation, impairment and amortization expense, (2) stock-based compensation expense, (3) income tax expense (benefit), (4) acquisition related expenses, (5) legal, regulatory and other expense related to legacy issues, (6) cost structure simplification expense, (7) goodwill impairment and (8) income or loss attributable to noncontrolling interests. Adjusted EBITDA Margin is a non-GAAP financial measure calculated by dividing Adjusted EBITDA by total net revenue.

We believe that Adjusted EBITDA is an important measure of operating performance because it allows management, investors and our board to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing legacy issues that result in elevated legal costs (including ongoing regulatory and government investigations, indemnification obligations and litigation), expenses related to our cost structure simplification, the impact of depreciation, impairment and amortization in our asset base, stock-based compensation, income tax effects and other non-operating expenses. Additionally, we utilize Adjusted EBITDA as an operating performance measure as an input into the Company’s calculation of the annual bonus plan.

In the fourth quarter of 2017, the Company included a new adjustment for legacy issues that have resulted in elevated legal costs (including ongoing regulatory and government investigations, indemnification obligations and litigation) to calculate Adjusted EBITDA. We expect expenses in the future to include resolution of additional matters that arose from legacy management, including indemnification legal expenses paid by the Company for former employees, and settlements of regulatory investigations and examinations. Legacy legal expenses incurred in 2017 and prior were generally offset by insurance proceeds, resulting in no net material cumulative impact to earnings. As such, prior period amounts were not reclassified for the change in how we calculate Adjusted EBITDA.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

Year Ended December 31,	2018	2017	2016
Consolidated net loss	$(128,153)	$(154,045)	$(145,969)
Acquisition and related expense (1)	—	349	1,174
Depreciation and impairment expense:
Engineering and product development	45,037	36,790	20,906
Other general and administrative	5,852	5,130	4,216
Amortization of intangible assets	3,875	4,288	4,760
Cost structure simplification expense (2)	6,782	—	—
Goodwill impairment	35,633	—	37,050
Legal, regulatory and other expense related to legacy issues (3)	53,518	80,250	—
Stock-based compensation expense	75,087	70,983	69,201
Income tax expense (benefit)	43	632	(4,228)
Income (Loss) attributable to noncontrolling interests	(155)	210	—
Adjusted EBITDA	$97,519	$44,587	$(12,890)
Total net revenue	$694,812	$574,540	$500,812
Adjusted EBITDA margin	14.0%	7.8%	(2.6)%

(1)	Represents incremental compensation expense required to be paid under the purchase agreement to retain key former shareholder employees of an acquired business.

(2)
Includes personnel-related expenses associated with establishing a site in the Salt Lake City area and external advisory fees. These expenses are included in “Sales and marketing,” “Origination and servicing” and “Other general and administrative” expense on the Company’s Consolidated Statements of Operations.

(3)
Includes class action and regulatory litigation expense of $35.5 million and $77.25 million for the years ended December 31, 2018 and 2017, respectively, which is included in “Class action and regulatory litigation expense” on the Company’s Consolidated Statements of Operations. In 2018, also includes legal and other expenses of $18.0 million, which are included in “Other general and administrative” expense on the Company’s Consolidated Statements of Operations. In 2017, also includes expense related to regulatory matters of $3.0 million, which are included in “Other general and administrative” expense on the Company’s Consolidated Statements of Operations.

Adjusted Net Income (Loss) and Adjusted EPS

Adjusted Net Income (Loss) is a non-GAAP financial measure defined as net income (loss) attributable to LendingClub adjusted to exclude certain expenses that are either non-recurring or unusual in nature, such as expenses related to our cost structure simplification, goodwill impairment and legal, regulatory and other expense related to legacy issues, net of tax. Adjusted EPS is a non-GAAP financial measure calculated by dividing Adjusted Net Income (Loss) by the weighted-average diluted common shares outstanding. We believe that Adjusted Net Income (Loss) and Adjusted EPS are important measures because they directly reflect the financial performance of our business.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of LendingClub Net Loss to Adjusted Net Loss and the calculation of Adjusted EPS for each of the periods indicated:

Year Ended December 31,	2018	2017	2016
LendingClub net loss	$(128,308)	$(153,835)	$(145,969)
Cost structure simplification expense (1)	6,782	—	—
Goodwill impairment	35,633	—	37,050
Legal, regulatory and other expense related to legacy issues (2)	53,518	80,250	—
Income tax benefit	—	—	(4,118)
Adjusted net loss	$(32,375)	$(73,585)	$(113,037)

Weighted-average common shares - diluted	422,917	408,996	387,762
Weighted-average other dilutive equity awards	—	—	—
Non-GAAP diluted shares (3)	422,917	408,996	387,762

Adjusted EPS - diluted	$(0.08)	$(0.18)	$(0.29)

(1)
Includes personnel-related expense associated with establishing a site in the Salt Lake City area and external advisory fees. These expenses are included in “Sales and marketing,” “Origination and servicing” and “Other general and administrative” expense on the Company’s Consolidated Statements of Operations.

(2)
Includes class action and regulatory litigation expense and legal and other expenses, which are included in “Class action and regulatory litigation expense” and “Other general and administrative” expense, respectively, on the Company’s Consolidated Statements of Operations. Amounts prior to the fourth quarter of 2017 have not been reclassified because legacy legal expenses incurred in 2017 and prior were generally offset by insurance proceeds, resulting in no net material cumulative impact to 2017 earnings.

(3)	Net of shares repurchased in the first quarter of 2016 under the Company’s share repurchase program.

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

The following table presents a reconciliation of investor fees to investor fees before change in fair value of servicing assets and liabilities:

Year Ended December 31,	2018	2017	2016
Investor fees	$114,883	$87,108	$79,647
Change in fair value of servicing assets and liabilities	30,895	20,826	905
Investor fees before change in fair value of servicing assets and liabilities	$145,778	$107,934	$80,552

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investments in Quarterly Originations by Investment Channel and Investor Concentration

The following table shows the percentage of loan origination volume issued in the period and purchased or pending purchase by each investment channel as of the end of each period presented:

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Investor Type:
Managed accounts	16%	21%	19%	20%	26%
Self-directed	6%	7%	7%	10%	10%
Banks	41%	38%	40%	48%	36%
LendingClub inventory (1)	18%	15%	18%	9%	11%
Other institutional investors	19%	19%	16%	13%	17%
Total	100%	100%	100%	100%	100%

(1)
LendingClub inventory shows the percentage of loan originations in the period that were purchased by the Company during the period and not yet sold as of the period end. The total loan activity during a period and loans purchased or pending purchase by LendingClub at each period end is discussed in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings” and “Note 8. Fair Value of Assets and Liabilities.” The LendingClub percentage reflects all securitizations during the period as sold loans for the portion of securities sold to third parties.

Managed accounts include dedicated third-party funds. Self-directed investors include our self-directed retail investor base. Banks are deposit taking institutions or their affiliates, while Other institutional investors include asset managers, insurance companies, hedge funds and other large non-bank investors.

The following table provides the percentage of loans invested in by the ten largest external investors during each of the previous five quarters (by dollars invested):

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Percentage of loans invested in by ten largest investors	58%	56%	53%	57%	60%

For the third quarter ended September 30, 2018 and the fourth quarter ended December 31, 2018, no single investor accounted for more than 22% and 29% of the loans invested in through our lending marketplace, respectively. For the year ended December 31, 2018, no single investor accounted for more than 20%. The increase in the percentage of loans invested in by a single investor from 2017 to 2018 was primarily due to an increase in the volume of higher credit A and B grade loans facilitated on our marketplace, which were a preferred investment by a primary investor. The composition of the top ten investors may vary from period to period. In addition to these investors, publicly issued member payment dependent notes accounted for approximately 6% and 7% of investment capital provided through our lending marketplace during the fourth quarter and year ended December 31, 2018, respectively.

For both the fourth quarter and year ended December 31, 2017, no single investor accounted for more than 12% of the loans invested in through our lending marketplace. The composition of the top ten investors may vary from period to period. In addition to these investors, publicly issued member payment dependent notes accounted for approximately 9% and 12% of investment capital provided through our lending marketplace during the fourth quarter and year ended December 31, 2017, respectively.

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

Our online lending marketplace platform’s credit decisioning and scoring models are evaluated on a regular basis and the additional data on loan history experience, borrower behavior and prepayment trends that we accumulate are leveraged to continually improve our underwriting models. We believe we have the experience to effectively evaluate a borrower’s creditworthiness and likelihood of default. If our lending marketplace’s credit decisioning and scoring models ultimately prove to be ineffective or fail to appropriately account for a decline in the macroeconomic environment, investors may experience higher than expected losses.

Our current credit model leverages a number of custom attributes developed by LendingClub. We worked with our primary issuing bank partner to modify credit and pricing policies, leveraging insights on current market conditions and recent vintage performance.

The charts provided below display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through December 31, 2018, by booking year, for all grades and 36 or 60 month terms of standard program loans for each of the years shown. The charts below display lifetime cumulative net charge-off rates using months on book for each annual vintage presented. Each annual vintage’s lifetime cumulative net charge-offs vary based on the maturity of each loan’s month on book. In the fourth quarter and year ended December 31, 2018, standard program loans accounted for 72% and 73%, respectively, of all loan origination volume.

Net Cumulative Lifetime Charge-off Rates
All 36 Month Standard Program Personal Loans
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan Portfolio Information and Credit Metrics

Fair Value and Delinquencies

For loans held for investment that are backed by notes, certificates and secured borrowings on our Consolidated Balance Sheets, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	December 31, 2018			December 31, 2017
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)
Personal loans - standard program	$1,994.1	93.5%	3.5%	$3,046.9	93.4%	3.7%
Personal loans - custom program	19.2	92.8	7.1	92.0	91.0	7.5
Other loans (1)	0.1	96.0	10.6	2.5	95.9	4.0
Total	$2,013.4	93.5%	3.5%	$3,141.4	93.3%	3.8%

(1)	Components of other loans are less than 10% of the outstanding principal balance presented individually.

(2)	Expressed as a percent of outstanding principal balance.

Increases in the fair value of loans as a percent of outstanding principal balance from December 31, 2017 to December 31, 2018 were primarily due to a decrease in expected credit losses and prepayments.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

For loans invested in directly by the Company for which there were no associated notes, certificates or secured borrowings, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	December 31, 2018			December 31, 2017
(in millions, except percentages)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)
Personal loans - standard program	$706.1	96.5%	0.7%	$474.8	97.2%	0.6%
Personal loans - custom program	89.4	98.5	0.7	85.6	98.6	0.3
Other loans (1)	77.7	93.9	0.2	53.3	96.0	2.2
Total	$873.2	96.5%	0.7%	$613.7	97.3%	0.7%

(1)	Components of other loans are less than 10% of the outstanding principal balance if presented individually.

(2)	Includes both loans held for investment and loans held for sale.

(3)	Expressed as a percent of outstanding principal balance.

Declines in the fair value of loans invested in by the Company as a percent of outstanding principal balance from December 31, 2017 to December 31, 2018 were primarily due to increases in yields required by investors to purchase our loans, which resulted in discounts reducing the fair value of the loans.

Net Annualized Charge-Off Rates

The following tables show annualized net charge-off rates, which are a measure of the performance of the loans facilitated by our platform. In contrast to the graphs above, these tables show the annualized charged-off balance of loans in a specific period as a percentage of the average outstanding balance for such period.

Net annualized charge-off rates are affected by the average age and grade distribution of the loans outstanding for a given quarter and the credit performance of those loans. Additionally, in any particular quarter the portfolios include loans from past vintages that were originated under prior credit underwriting parameters, and thus do not reflect the current credit underwriting models used to originate new loans.

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last five quarters are as follows:

Total Platform (1)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Personal Loans - Standard Program:
Annualized net charge-off rate	7.0%	6.2%	7.2%	7.8%	8.3%
Weighted-average age in months	12.3	12.3	12.5	12.8	12.8

Personal Loans - Custom Program:
Annualized net charge-off rate	12.4%	11.0%	13.7%	15.0%	14.8%
Weighted-average age in months	9.5	9.6	10.2	10.7	10.4

(1)
Total platform comprises all loans facilitated through our lending marketplace, including whole loans sold and loans financed by notes, certificates and secured borrowings, but excluding education and patient finance loans, auto refinance loans and small business loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The annualized net charge-off rates for personal loans for both standard and custom programs for loans retained on our Consolidated Balance Sheets for the last five quarters are as follows:

Loans Retained on Balance Sheet	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Personal Loans - Standard Program:
Annualized net charge-off rate	9.0%	7.9%	8.9%	9.7%	10.7%
Weighted-average age in months	14.3	15.7	15.6	14.9	14.4

Personal Loans - Custom Program:
Annualized net charge-off rate	5.9%	2.7%	10.3%	11.1%	15.9%
Weighted-average age in months	6.9	9.2	6.6	17.0	12.3

The increase in the annualized net charge-off rates in the fourth quarter of 2018 compared to the third quarter of 2018 for both the total platform and loans retained on our Consolidated Balance Sheets reflect the effect of higher observed actual charge-offs and a decrease in recoveries from charged-off loan sales in the fourth quarter of 2018 in both the standard and custom personal loan programs.

The annualized net charge-off rates for standard program loans are higher for loans retained on our Consolidated Balance Sheets compared to loans reflected at the total platform level for each quarter because of, among other reasons, a difference in grade distribution for the two portfolios. The proportion of grade A and B loans is 32% of the retained loan portfolio compared to 49% for the total platform level as of December 31, 2018. This difference in loan grade distribution results in higher net charge-off rates for the loans on the Consolidated Balance Sheets compared to the total platform, as grade A and B loans have lower expected and actual credit losses.

The average number of months that loans have been retained on our Consolidated Balance Sheets for both the standard and custom personal loan programs decreased in the fourth quarter of 2018 compared to the third quarter of 2018. The decrease in the standard personal loans program was due to higher loan balances related to more recently issued vintages. The decrease in the custom personal loans program was due to purchase and sale activity of recently issued near-prime loans.

Regulatory Environment

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations, government (including state agencies) and regulatory exams, investigations, inquiries or requests, and other proceedings. The number and significance of these claims, lawsuits, exams, investigations, inquiries, requests and proceedings have increased in part because our business has expanded in scope and geographic reach, and our products and services have increased in complexity. For example, we have been subject to and experienced, and will likely continue to be subject to and experience, exams from state regulators and our legal, compliance and other costs related to such proceedings may elevate from current levels. See “Part I – Item 1. Business – Regulatory and Compliance Framework,” “Part I – Item 1A. Risk Factors – Risks Related to Our Business and Regulation” including the risk factors titled “We are regularly subject to litigation, and government and regulatory investigations, inquiries and requests, including matters related to our legacy management and the resignation of our former Chief Executive Officer,” “If the loans facilitated through our lending marketplace were found to violate a state’s usury laws, and/or we were found to be the true lender (as opposed to our issuing bank(s)), we may have to alter our business model and our business could be harmed” and “The regulatory framework for our business is evolving and uncertain as federal and state governments consider new laws to regulate online lending marketplaces such as ours. New laws and regulations, including uncertainty as to how the actions of any federal or state regulator could impact our business or that of our issuing bank(s)” for more information additional discussion and disclosure, including the potential adverse outcomes and consequences, from such proceedings.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

As a result of the Board Review and resignation of our former CEO, we have received inquiries from governmental entities, and we continue to cooperate fully with such governmental entities. An inquiry by the Federal Trade Commission (FTC) led to an action brought against the Company by the FTC. Responding to inquiries of this nature and defending the allegations in the FTC’s complaint, is costly and time consuming, can generate negative publicity, and could have a material and adverse effect on our business. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies” for further discussion regarding the FTC litigation and related matters.

In addition, there has been (and may continue to be) an increase in inquiries, regulatory proceedings, including exams by state regulators, and litigation challenging, among other things, licensing requirements, the application of state usury rates and lending arrangements where a bank or other third-party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination and servicing of a loan.

For example, in January 2017, the Colorado Administrator (Administrator) of the Uniform Consumer Credit Code filed suit against Avant, Inc., a company that operates an online consumer loan platform. The Administrator asserts that loans to Colorado residents facilitated through Avant’s platform were required to comply with Colorado laws regarding interest rates and fees, and that those laws were not preempted by federal laws that apply to loans originated by WebBank, the federally regulated issuing bank who originates loans through Avant’s platform, as well as through our platform. Although Avant removed its case to federal court in March 2017, the United States District Court for the District of Colorado issued an order in March 2018 remanding the case to the District Court for the City and County of Denver. In March 2018, the United States District Court for the District of Colorado also issued an order dismissing a parallel case brought by WebBank that sought a declaratory judgment regarding the applicability of preemption to Colorado usury laws and permanent injunctions against the Administrator that would prevent the Administrator from enforcing Colorado usury laws against WebBank and certain parties associated with loans originated by it. Avant thereafter filed a Motion to Dismiss in District Court for the State of Colorado and WebBank moved to intervene in the case. In August 2018, the Court granted WebBank’s motion but denied Avant’s motion. In November 2018, the Administrator added as defendants certain securitization trusts that had acquired Avant loans. The Administrator is seeking a penalty of ten times the amount of the “excess” finance charges.

The Company is currently in discussions with the Colorado Department of Law (CDL) concerning the licenses required for the Company’s servicing operations and the structure of its offerings in the State of Colorado. While we believe that our program with WebBank has been structured in accordance with governing federal law, the Administrator has identified alleged “exceptions” to our compliance with provisions of the Colorado Uniform Consumer Credit Code, including with respect to permitted rates and charges. We believe that our model differs in important respects from Avant’s business model as alleged in the litigation involving Avant in Colorado. We are also in discussions with the CDL about entering into a terminable agreement to, among other things: (i) toll the statutes of limitations on any action the CDL might bring against us based on the rates and charges on the loans we facilitate and (ii) refrain from making certain loans available for investment by certain investors. No assurance can be given as to the timing or outcome of the CDL inquiry or any other related matters.

As of the date of this Report, we are subject to examination by the New York Department of Financial Services (NYDFS). In July 2018, the NYDFS issued an Online Lending Report (Lending Report). The Lending Report included, among other things, an analysis of the online lenders operating in New York including their methods of operations, lending practices, interest rates and costs, products offered and complaints and investigations relating to online lenders. The Lending Report also included information and recommendations regarding protecting New York’s markets and consumers. For example, although the Lending Report noted that the rapid growth of online lending demonstrates there is value to new technologies that allow financial institutions to connect with borrowers in new ways, it noted that in many cases an online lender is the “true lender” and that lending in New York, whether through banks, credit unions or online lenders, should be subject to applicable usury limits.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

If we are found to not have complied with applicable laws, regulations or requirements, we could: (i) lose one or more of our licenses or authorizations, (ii) become subject to a consent order or administrative enforcement action, (iii) face lawsuits (including class action lawsuits), sanctions or penalties, (iv) be in breach of certain contracts, which may void or cancel such contracts, (v) decide or be compelled to modify or suspend certain of our business practices (including limiting the maximum interest rate on certain loans facilitated through our platform and/or refraining from making certain loans available for investment by certain investors), or (vi) be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate loans through our lending marketplace, perform our servicing obligations or make our lending marketplace available to borrowers in particular states; any of which may harm our business.

See “Part I – Item 1. Business – Regulatory and Compliance Framework,” “Part I – Item 1A. Risk Factors – Risks Related to Our Business and Regulation” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies” for further discussion regarding our regulatory environment.

Liquidity and Capital Resources

Liquidity

Our short-term liquidity needs generally relate to our working capital requirements, including the purchase of loans invested in by the Company. These liquidity needs are generally met through cash generated from the operations of facilitating loan originations, servicing fee revenue, proceeds from the sales of loans and draws on our credit facilities.

Given the payment dependent structure of the notes, certificates and secured borrowings, principal and interest payments on notes, certificates and secured borrowings are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity. During the year ended December 31, 2018, we purchased $4.1 billion in loans which were contemporaneously funded by whole loan sales and by the issuance of notes and certificates. We may use our own capital and available credit facilities to purchase loans for future structured program transactions, whole loan sales and if we experience a reduction in available investor capital to fund loans on our marketplace. During the year ended December 31, 2018, we used our own capital to purchase $4.4 billion in loans and sold $3.9 billion in loans, of which $2.1 billion was contributed to structured program transactions and $1.8 billion was sold to whole loan investors. As of December 31, 2018, the fair value of loans invested in by the Company was $842.6 million, of which $739.2 million were pledged as collateral under our credit facilities and for payables to securitization note holders.

We may use our cash, cash equivalents and securities available for sale as additional sources of liquidity. Cash, cash equivalents and securities available for sale were $543.4 million (which included $53.6 million of securities pledged as collateral) and $519.3 million at December 31, 2018 and 2017, respectively. Our cash and cash equivalents are primarily held in institutional money market funds, interest-bearing deposit accounts at investment-grade financial institutions, certificates of deposit and commercial paper. Our securities available for sale consist of asset-backed securities related to structured program transactions, corporate debt securities, asset-backed securities, commercial paper, certificates of deposit and other securities. Changes in the balance of cash and cash equivalents are generally a result of timing related to working capital requirements, purchase or sale of loans and securities available for sale, changes in debt outstanding under our credit facilities, and changes in restricted cash and other investments. Changes in the balance of securities available for sale are generally a result of activity related to our structured program transactions. Future cash requirements include certain contingent liabilities, including litigations and ongoing regulatory and government investigations primarily related to legacy issues. As of December 31, 2018 and 2017, we had $12.8 million and $129.9 million in accrued contingent liabilities, respectively, but actual cash payments may vary if outcomes of legal actions or settlements are different. See “Item 8. Financial Statements and

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies” for further information.

Our traditional credit facilities are comprised of three Warehouse Facilities and a Revolving Facility. The Warehouse Facilities have an aggregated credit limit of $484.2 million, with $306.8 million of debt outstanding secured by $467.4 million of loans as of December 31, 2018. The Revolving Facility has a credit limit of $120.0 million, with $95.0 million of debt outstanding as of December 31, 2018. During 2018, we entered into two master repurchase agreements with counterparties where we may sell securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. As of December 31, 2018, we had $57.0 million in aggregate debt outstanding under our repurchase agreements secured by $53.6 million of securities. In addition, in the fourth quarter of 2018, we sponsored an asset-backed securities securitization transaction for which the notes held by third-party investors and the unamortized debt issuance costs of $256.4 million are included in “Payable to securitization note and residual certificate holders” in the Consolidated Balance Sheets as of December 31, 2018 and are secured by an aggregate outstanding principal balance of $294.8 million and restricted cash of $9.3 million. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Debt” for further information.

We believe based on our projections, that our cash on hand, securities available for sale, funds available from our lines of credit and our cash flow from operations to be sufficient to meet our liquidity needs for the next twelve months.

The following table sets forth certain cash flow information for the periods presented:

Year Ended December 31,	2018	2017	2016
Cash used for loan operating activities (1)	$(701,623)	$(634,110)	$(6,327)
Cash provided by all other operating activities	62,673	43,296	6,872
Net cash (used for) provided by operating activities (1)	$(638,950)	$(590,814)	$545

Cash provided by (used for) loan investing activities (2)	$865,707	$819,878	$(275,213)
Cash provided by (used for) all other investing activities	13,029	178,695	(50,667)
Net cash provided by (used for) investing activities	$878,736	$998,573	$(325,880)

Cash (used for) provided by note, certificate and secured borrowings financing (2)	$(863,596)	$(826,398)	$262,952
Cash provided by issuance of securitization notes and residual certificates, credit facilities and securities sold under repurchase agreements	640,332	345,586	—
Cash (used for) provided by all other financing activities	(16,753)	23,930	51,531
Net cash (used for) provided by financing activities	(240,017)	(456,882)	314,483
Net decrease in cash, cash equivalents and restricted cash	$(231)	$(49,123)	$(10,852)

(1)	Cash (used for) provided by operating activities primarily includes the purchase and sale of loans held for sale by the Company.

(2)
Cash provided by (used for) loan investing activities includes the purchase of and repayment of loans held for investment. Cash (used for) provided by note, certificate and secured borrowings financing activities includes the issuance of notes, certificates and secured borrowings to investors and the repayment of those notes, certificates and secured borrowings. These amounts generally correspond to and offset each other.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Operating Activities. Net cash (used for) provided by operating activities was $(639.0) million, $(590.8) million and $0.5 million during the years ended December 31, 2018, 2017 and 2016, respectively. Net cash used for operating activities was primarily driven by the purchase of loans held for sale and the settlement payments for class action and regulatory litigation expenses previously accrued as contingent liabilities. The timing of the purchases and sales of loans held for sale can vary between periods and can therefore impact the amount of cash provided by or used for operating activities. In periods where we accumulate loans held for sale that are sold in a subsequent period, cash flow from operating activities will be negatively affected.

Investing Activities. Net cash provided by (used for) investing activities was $878.7 million, $998.6 million and $(325.9) million during the years ended December 31, 2018, 2017 and 2016, respectively. Net cash provided by (used for) loan investing activities was primarily driven by purchases of loans held for investment offset by the repayment of such loans. Net cash provided by (used for) all other investing activities was primarily driven by proceeds from securities available for sale.

Financing Activities. Net cash (used for) provided by financing activities was $(240.0) million, $(456.9) million and $314.5 million during the years ended December 31, 2018, 2017 and 2016, respectively. Net cash (used for) provided by financing activities was primarily driven by principal payments on our credit facilities and principal payments on and retirements of notes and certificates, offset by proceeds from our credit facilities, the issuance of notes and certificates, and proceeds from securities sold under repurchase agreements.

Capital Resources

Net capital expenditures were $53.0 million, or 8% of total net revenue, $44.6 million, or 8% of total net revenue, and $51.8 million, or 10% of total net revenue, for the years ended December 31, 2018, 2017 and 2016, respectively. Capital expenditures generally consist of internally developed software, computer equipment and construction in progress. Capital expenditures in 2019 are expected to be approximately $60.0 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform and build-out of our Salt Lake City area site. In the future, we expect our capital expenditures to increase as we continue to enhance our platform to support the growth in our business.

Off-Balance Sheet Arrangements

At both December 31, 2018 and December 31, 2017, a total of $5.5 million in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026.

In the ordinary course of business, we engage in other activities that are not reflected on our Consolidated Balance Sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated variable interest entities including Company sponsored securitizations and CLUB Certificate transactions. These transactions are used frequently by the Company to provide a source of liquidity to finance our business and to diversify our investor base. The Company retains at least 5% of securities and residual interests from these transactions and enters into a servicing arrangement with the unconsolidated variable interest entity. We are exposed to market risk in the securitization market. We provide additional information regarding transactions with unconsolidated variable interest entities in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Securitizations and Variable Interest Entities.”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Contingencies

Legal

For a comprehensive discussion of legal proceedings as of December 31, 2018, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies.”

Contractual Obligations

Our principal commitments consist of obligations under our loan funding operation with WebBank and in connection with direct marketing efforts, long-term debt obligations related to our credit facilities and securities sold under repurchase agreements, operating leases for office space and contractual commitments for other support services. The following table summarizes our contractual obligations as of December 31, 2018 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Loan funding obligations (1)	$14,917	$—	$—	$—	$14,917
Long-term debt obligations	57,012	401,790	—	—	458,802
Operating lease obligations	17,124	39,342	27,250	35,429	119,145
WebBank purchase obligations	55,933	—	—	—	55,933
Purchase obligations	13,836	4,138	554	—	18,528
Total contractual obligations (2)	$158,822	$445,270	$27,804	$35,429	$667,325

(1)
Represents loans as of December 31, 2018, the Company could have been required to purchase resulting from direct mail marketing efforts if such loans were not otherwise invested in by investors on the platform. As of the date of this report, no loans remained without investor commitments and the Company was not required to purchase any of these loans.

(2)
The notes and certificates issued by LendingClub and the LC Trust, respectively, have been excluded from the table above because payments on those liabilities are only required to be made by us if and when we receive the related loan payments from borrowers. Our own liquidity resources are not required to make any contractual payments on the notes or certificates, except in limited instances of proven identity fraud on a related loan.

For a discussion of the Company’s long-term debt obligations as of December 31, 2018, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Debt.” For a discussion of the Company’s operating lease obligations, loan purchase obligation, loan repurchase obligations, and purchase commitments as of December 31, 2018, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies.”

Critical Accounting Policies Estimates

Our significant accounting policies are described in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” of the consolidated financial statements. We consider certain of these policies to be critical accounting policies as they require significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results. These judgments, estimates and assumptions are inherently subjective and actual results may differ from these estimates and assumptions, and the differences could be material.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Fair Value of Loans Held for Investment, Loans Invested in by the Company, Notes and Certificates

We have elected the fair value option for loans held for investment and related notes and certificates, as well as loans invested in by the Company. We primarily use a discounted cash flow model to estimate fair value based on the present value of estimated future cash flows, but we may adjust model results if we do not believe the present value reflects the fair value of an instrument. This model uses both observable and unobservable inputs and reflects our best estimates of the assumptions a market participant would use to calculate fair value. The following describes the primary inputs that require significant judgment:

Net losses – Net losses are estimates of the principal payments that will not be repaid over the life of a loan held for investment, loan invested in by the Company, note or certificate. Net loss expectations are adjusted to reflect the expected principal recoveries on charged-off loans. Net loss expectations are primarily based on the historical performance of the loans facilitated on our platform but also incorporate discretionary adjustments based on our expectations of future credit performance.

Prepayments – Prepayments are estimates of the amount of principal payments that will occur before they are contractually required during the life of a loan held for investment, loan invested in by the Company, note or certificate. Prepayments reduce the projected principal balances, interest payments and expected time loans are outstanding. Prepayment expectations are primarily based on the historical performance of the loans facilitated on our platform but also incorporate discretionary adjustments based on our expectations of future loan performance.

Discount rates – The discount rates applied to the expected cash flows of loans held for investment and related notes and certificates, as well as loans invested in by the Company, reflect our estimates of the rates of return that investors would require when investing in financial instruments with similar risk and return characteristics. Discount rates are based on our estimate of the rate of return investors are likely to receive on new loans facilitated on our platform taking into account the purchasing price. Discount rates for aged loans are adjusted to reflect the market relationship between interest rates and remaining time to maturity.

Fair Value of Asset-backed Securities related to Structured Program Transactions

We classify asset-backed securities related to structured program transactions as securities available for sale. These securities are recorded at fair value and unrealized gains and losses are reported, net of taxes, in “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheets unless management determines that a security is other-than-temporarily impaired (OTTI).

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

Discount rates – The discount rates for asset-backed securities related to structured program transactions reflect our estimates of the rates of return that investors would require when investing in financial instruments with similar risk and return characteristics. The primary source of discount rate observations is the rate of return implied by the sales of asset-backed securities associated with new structured program transactions.

We also incorporate estimates of net losses and prepayments in our estimation of asset-backed securities related to structured program transactions. These inputs are consistent with the assumptions used in the valuation of loans held for investment and related notes and certificates, as well as loans invested in by the Company.

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

Market servicing rates – We consider market servicing rates as those rates which a market participant would require to service the loans that we sell. We estimate these market servicing rates based on our review of available observable market servicing rates.

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

We also incorporate estimates of net losses and prepayments in our estimation of fair value of servicing assets and liabilities. These inputs are consistent with the assumptions used in the valuation of loans held for investment and related notes and certificates, as well as loans invested in by the Company.

Goodwill and Intangible Assets

Goodwill represents the fair value of an acquired business in excess of the aggregate fair value of the identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or more frequently whenever events or circumstances indicate that it is more likely than not that the estimated fair value of a reporting unit is below its carrying value. Our annual impairment testing date is April 1. Impairment exists whenever the carrying value of goodwill exceeds its estimated fair value. Adverse changes in impairment indicators such as loss of key personnel, lower than forecast financial performance, increased competition, increased regulatory oversight, or unplanned changes in our operations could result in impairment.

We can elect to qualitatively assess goodwill for impairment if it is more likely than not that the estimated fair value of a reporting unit (generally defined as an operating segment or one level below an operating segment for which financial information is available and reviewed regularly by management) exceeds its carrying value. A qualitative assessment may consider macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital or company-specific factors, such as market capitalization in excess of net assets, trends in revenue generating activities and merger or acquisition activity.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

If we do not qualitatively assess goodwill we compare a reporting unit’s estimated fair value to its carrying value. We estimate the fair value of a reporting unit using either an income approach or the income approach corroborated by a market approach. When applying the income approach, we use a discounted cash flow model, which requires the estimation of cash flows and an appropriate discount rate. We project cash flows expected to be generated by a reporting unit inclusive of an estimated terminal value. The discount rate assumption contemplates a weighted-average cost of capital based on both market observable and company-specific factors. The discount rate is risk-adjusted to include any premiums related to equity price volatility, size, and projected capital structure of publicly traded companies in similar lines of business.

We rely on several assumptions when estimating the fair value of a reporting unit using the discounted cash flow method. These assumptions include the current discount rate discussed above, as well as transaction fee revenue based on projected loan origination growth, projected operating expenses and Contribution Margin, direct and allocated general and administrative and technology expenses, capital expenditures and income taxes. We believe these assumptions to be representative of assumptions that a market participant would use in valuing a reporting unit, but these assumptions involve the use of estimates and judgments, particularly related to future cash flows, which are inherently uncertain. There can be no assurances that the estimates and assumptions made for purposes of goodwill impairment testing will prove accurate predictions of the future.

The market approach estimates the fair value of a reporting unit based on certain market value multiples of publicly traded companies in similar lines of business, such as total enterprise value to revenue, or to EBITDA. Under the market approach, we also consider fair value implied from any relevant and comparable market transactions.

Goodwill impairment loss is measured as the amount by which the carrying amount of a reporting unit exceeds its fair value. Upon completion of the annual impairment test, we recorded a goodwill impairment expense during the second quarter of 2018 which resulted in full impairment of the remaining goodwill. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11. Intangible Assets and Goodwill” for additional information.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities in “Accrued expenses and other liabilities” in the Company’s Consolidated Balance Sheets. Associated legal expense is recorded in “Other general and administrative” expense or in “Class action and regulatory litigation expense” for the losses associated with the securities class action lawsuits, as described in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies,” in the Company’s Consolidated Statements of Operations. Such liabilities and associated expenses are recorded when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Such estimates are based on the best information available at the time. As additional information becomes available, we reassess the potential liability and record an adjustment to our estimate in the period in which the adjustment is probable and an amount or range can be reasonably estimated. Due to the inherent uncertainties of loss contingencies, our estimates may be different than the actual outcomes.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Insurance Recoveries

Insurance recoveries of all or a portion of incurred losses are recognized when realization of the claim for recovery is probable. Any insurance recoveries in excess of losses incurred are accounted for as a gain contingency. Insurance recoveries are recorded in “Other assets” in the Company’s Consolidated Balance Sheets. Insurance recoveries associated with the reimbursement of legal expenses arising from loss contingencies and legal fees are recorded as a contra-expense in “Other general and administrative” expense or, if such recoveries are associated with the securities class action lawsuits, as a contra-expense in “Class action and regulatory litigation expense” in the Company’s Consolidated Statements of Operations.

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

Market Rate Sensitivity

Market rate sensitivity refers to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates and servicing rates.

Loans Invested in by the Company. As of December 31, 2018, we were exposed to market rate risk on $842.6 million of loans invested in by the Company at fair value, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any realized or unrealized losses from market rate changes on loans invested in by the Company are recorded in earnings.

The Company’s continued facilitation of loan originations depends on an active liquid market and third-party investor demand for loans and successful structured program transactions and loan sales. The Company could respond to disruptions in ongoing investor demand due to changes in yield expectations, availability and yield of alternative investments, and liquidity in capital markets with reductions in origination facilitations or sales of loans at discounts, thereby negatively impacting revenue.

The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in discount rates as of December 31, 2018:

Loans Invested in by the Company
Fair value	$842,604
Discount rates
100 basis point increase	$(10,487)
100 basis point decrease	$10,749

LENDINGCLUB CORPORATION

Servicing Assets. As of December 31, 2018, we were exposed to market servicing rate risk on $64.0 million of servicing assets. Our selection of the most representative market servicing rates is inherently judgmental. The following table presents the impact to the fair value of servicing assets due to a hypothetical change in weighted-average market servicing rate assumption as of December 31, 2018:

Servicing Assets
Fair value	$64,006
Weighted-average market servicing rate assumption	0.66%
Change in fair value from:
Servicing rate increase by 10 basis points	$(10,878)
Servicing rate decrease by 10 basis points	$10,886

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

Loans Invested in by the Company. As of December 31, 2018, we were exposed to interest rate risk on $842.6 million of loans invested in by the Company at fair value, which have fixed interest rates. Any realized or unrealized losses from interest rate changes are recorded in earnings. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in interest rates as of December 31, 2018:

Loans Invested in by the Company
Fair value	$842,604
Interest rates
100 basis point increase	$(9,945)
100 basis point decrease	$10,163

Securities Available for Sale. As of December 31, 2018, we were exposed to interest rate risk on $170.5 million of securities available for sale, including $116.8 million of asset-backed securities related to structured program transactions and $53.7 million of certificates of deposit, asset-backed securities, corporate debt securities, commercial paper and other securities. As of December 31, 2017, we were exposed to interest rate risk on $117.6 million of securities available for sale, including $47.0 million of asset-backed securities related to structured program transactions and $70.5 million of certificates of deposit, asset-backed securities, corporate debt securities and commercial paper. To manage this risk, we limit and monitor maturities, credit ratings, performance of loans underlying asset-backed securities, residual interests, CLUB Certificates and concentrations within the investment portfolio. Any unrealized gains or losses resulting from such interest rate changes would only be recorded in earnings if we sold the securities prior to maturity or if the securities were not considered other-than-temporarily impaired.

LENDINGCLUB CORPORATION

The following table presents the impact to the fair value of securities available for sale due to a hypothetical change in interest rates as of December 31, 2018 and 2017:

	Securities Available for Sale
December 31,	2018	2017
Fair value	$170,469	$117,573
Interest rates
100 basis point increase	$(1,259)	$(601)
100 basis point decrease	$1,259	$599

Credit Facilities and Securities Sold Under Repurchase Agreements. As of December 31, 2018, we were exposed to interest rate risk on $306.8 million of funding under the Warehouse Facilities, $95.0 million of funding under the Revolving Facility, and $57.0 million of funding under our repurchase agreements. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding are tied to LIBOR or other short-term market rates.

The following table presents the impact to the annualized interest expense related to our credit facilities and securities sold under repurchase agreements due to a hypothetical change in the one-month LIBOR rate as of December 31, 2018:

Credit Facilities and Securities Sold Under Repurchase Agreements
Carrying value	$458,802
One-month LIBOR
100 basis point increase	$4,588
100 basis point decrease	$(4,588)

Cash and Cash Equivalents. As of December 31, 2018 and 2017, we had cash and cash equivalents of $373.0 million and $401.7 million, respectively. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper, which are short-term. Due to their short-term nature, we do not believe we have material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates.

Credit Performance Sensitivity

Credit performance sensitivity refers to the risk of loss arising from default when borrowers are unable or unwilling to meet their financial obligations. We invest in loans and asset-backed securities (including residual interests) related to structured program transactions. The performance of these loans and asset-backed securities is dependent on the credit performance of loans facilitated by us. To manage this risk, we monitor borrower payment performance and how it may impact the valuation of our investments. The valuation of these investments is based on a discounted cash flow analysis and includes Level 3 assumptions. Any unrealized losses on asset-backed securities (including residual interests) are evaluated for other-than-temporary impairment and any impairment is recorded in earnings. All other unrealized gains and losses are recorded in the Consolidated Statements of Comprehensive Income (Loss).

LENDINGCLUB CORPORATION

Loans Invested in by the Company. As of December 31, 2018, we were exposed to credit performance risk on $842.6 million of loans invested in by the Company at fair value, which have fixed interest rates. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in credit loss rates as of December 31, 2018:

Loans Invested in by the Company
Fair value	$842,604
Credit loss rates
10 percent increase	$(11,304)
10 percent decrease	$11,526

Asset-backed Securities Related to Structured Program Transactions. As of December 31, 2018, we were exposed to credit performance risk on $116.8 million of asset-backed securities related to structured program transactions. The following table presents the impact to the fair value of asset-backed securities related to structured program transactions due to a hypothetical change in credit loss rates as of December 31, 2018:

Asset-backed Securities Related to Structured Program Transactions
Fair value	$116,768
Credit loss rates
10 percent increase	$(2,643)
10 percent decrease	$2,643

LENDINGCLUB CORPORATION

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of LendingClub Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

DELOITTE & TOUCHE LLP

San Francisco, California
February 20, 2019

We have served as the Company’s auditor since 2013.

LENDINGCLUB CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

December 31,	2018	2017
Assets
Cash and cash equivalents	$372,974	$401,719
Restricted cash (1)	271,084	242,570
Securities available for sale (includes $53,611 and $0 pledged as collateral at fair value, respectively)	170,469	117,573
Loans held for investment at fair value (1)	1,883,251	2,932,325
Loans held for investment by the Company at fair value (1)	2,583	361,230
Loans held for sale by the Company at fair value (1)	840,021	235,825
Accrued interest receivable (1)	22,255	33,822
Property, equipment and software, net	113,875	101,933
Intangible assets, net	18,048	21,923
Goodwill	—	35,633
Other assets (1)	124,967	156,278
Total assets	$3,819,527	$4,640,831
Liabilities and Equity
Accounts payable	$7,104	$9,401
Accrued interest payable (1)	19,241	32,992
Accrued expenses and other liabilities (1)	152,118	228,380
Payable to investors	149,052	143,310
Notes, certificates and secured borrowings at fair value (1)	1,905,875	2,954,768
Payable to securitization note and residual certificate holders (includes $0 and$1,479 at fair value, respectively) (1)	256,354	312,123
Credit facilities and securities sold under repurchase agreements (1)	458,802	32,100
Total liabilities	2,948,546	3,713,074
Equity
Common stock, $0.01 par value; 900,000,000 shares authorized; 431,923,335 and 419,756,546 shares issued, respectively; 429,640,635 and 417,473,846 shares outstanding, respectively	4,319	4,198
Additional paid-in capital	1,401,937	1,327,206
Accumulated deficit	(517,727)	(389,419)
Treasury stock, at cost; 2,282,700 shares	(19,485)	(19,485)
Accumulated other comprehensive income (loss)	157	(5)
Total LendingClub stockholders’ equity	869,201	922,495
Noncontrolling interests	1,780	5,262
Total equity	870,981	927,757
Total liabilities and equity	$3,819,527	$4,640,831

(1)	Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

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

December 31,	2018	2017
Assets of consolidated VIEs, included in total assets above
Restricted cash	$43,918	$34,370
Loans held for investment at fair value	642,094	1,202,260
Loans held for investment by the Company at fair value	—	350,699
Loans held for sale by the Company at fair value	739,216	60,812
Accrued interest receivable	10,438	15,602
Other assets	2,498	6,324
Total assets of consolidated variable interest entities	$1,438,164	$1,670,067
Liabilities of consolidated VIEs, included in total liabilities above
Accrued interest payable	$7,594	$14,789
Accrued expenses and other liabilities	1,627	52
Notes, certificates and secured borrowings at fair value	648,908	1,210,349
Payable to securitization note and residual certificate holders	256,354	312,123
Credit facilities and securities sold under repurchase agreements	306,790	32,100
Total liabilities of consolidated variable interest entities	$1,221,273	$1,569,413
See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31,	2018	2017	2016
Net revenue:
Transaction fees	$526,942	$448,608	$423,494
Investor fees	114,883	87,108	79,647
Gain (Loss) on sales of loans	45,979	23,370	(17,152)
Other revenue	5,839	6,436	9,478
Net interest income and fair value adjustments:
Interest income	487,462	611,259	696,662
Interest expense	(385,605)	(571,424)	(688,368)
Net fair value adjustments	(100,688)	(30,817)	(2,949)
Net interest income and fair value adjustments	1,169	9,018	5,345
Total net revenue	694,812	574,540	500,812
Operating expenses:
Sales and marketing	268,517	229,865	216,670
Origination and servicing	99,376	86,891	74,760
Engineering and product development	155,255	142,264	115,357
Other general and administrative	228,641	191,683	207,172
Goodwill impairment	35,633	—	37,050
Class action and regulatory litigation expense	35,500	77,250	—
Total operating expenses	822,922	727,953	651,009
Loss before income tax expense	(128,110)	(153,413)	(150,197)
Income tax expense (benefit)	43	632	(4,228)
Consolidated net loss	(128,153)	(154,045)	(145,969)
Less: Income (Loss) attributable to noncontrolling interests	155	(210)	—
LendingClub net loss	$(128,308)	$(153,835)	$(145,969)
Net loss per share attributable to LendingClub:
Basic	$(0.30)	$(0.38)	$(0.38)
Diluted	$(0.30)	$(0.38)	$(0.38)
Weighted-average common shares - Basic	422,917,308	408,995,947	387,762,072
Weighted-average common shares - Diluted	422,917,308	408,995,947	387,762,072

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

Year Ended December 31,	2018	2017	2016
LendingClub net loss	$(128,308)	$(153,835)	$(145,969)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	252	184	1,515
Other comprehensive income (loss), before tax	252	184	1,515
Income tax effect	83	(591)	611
Other comprehensive income (loss), net of tax	169	775	904
Less: Other comprehensive income (loss) attributable to noncontrolling interests	7	13	—
LendingClub other comprehensive income (loss), net of tax	162	762	904
LendingClub comprehensive income (loss)	(128,146)	(153,073)	(145,065)
Comprehensive income (loss) attributable to noncontrolling interests	7	13	—
Total comprehensive income (loss)	$(128,139)	$(153,060)	$(145,065)
See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands, Except Share Data)

LendingClub Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2015	379,716,630	$3,797	$1,127,952	—	$—	$(1,671)	$(88,218)	$1,041,860	$—	$1,041,860
Stock-based compensation and related tax effects	—	—	79,803	—	—	—	—	79,803	—	79,803
Issuances under equity incentive plans, net of tax	19,037,329	191	13,398	—	—	—	—	13,589	—	13,589
Treasury stock	(2,282,700)	—	—	2,282,700	(19,485)	—	—	(19,485)	—	(19,485)
ESPP purchase shares	1,508,513	15	5,229	—	—	—	—	5,244	—	5,244
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	904	—	904	—	904
Excess tax benefit from share-based award activity	—	—	(176)	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	—	—	(145,969)	(145,969)	—	(145,969)
Balance at December 31, 2016	397,979,772	$4,003	$1,226,206	2,282,700	$(19,485)	$(767)	$(234,187)	$975,770	$—	$975,770
Stock-based compensation and related tax effects	—	—	81,599	—	—	—	(1,397)	80,202	—	80,202
Issuances under equity incentive plans, net of tax	18,174,537	182	13,803	—	—	—	—	13,985	—	13,985
ESPP purchase shares	1,319,537	13	5,598	—	—	—	—	5,611	—	5,611
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	762	—	762	13	775
Contribution of interests in consolidated VIE	—	—	—	—	—	—	—	—	7,722	7,722
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(2,263)	(2,263)
Net loss	—	—	—	—	—	—	(153,835)	(153,835)	(210)	(154,045)
Balance at December 31, 2017	417,473,846	$4,198	$1,327,206	2,282,700	$(19,485)	$(5)	$(389,419)	$922,495	$5,262	$927,757
Stock-based compensation and related tax effects	—	—	84,150	—	—	—	—	84,150	—	84,150
Issuances under equity incentive plans, net of tax	10,357,587	103	(14,634)	—	—	—	—	(14,531)	—	(14,531)
ESPP purchase shares	1,809,202	18	5,215	—	—	—	—	5,233	—	5,233
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	162	—	162	7	169
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(3,644)	(3,644)
Net loss	—	—	—	—	—	—	(128,308)	(128,308)	155	(128,153)
Balance at December 31, 2018	429,640,635	$4,319	$1,401,937	2,282,700	$(19,485)	$157	$(517,727)	$869,201	$1,780	$870,981

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(in Thousands)

Year Ended December 31,	2018	2017	2016
Cash Flows from Operating Activities:
Consolidated net loss	$(128,153)	$(154,045)	$(145,969)
Adjustments to reconcile consolidated net loss to net cash (used for) provided by operating activities:
Net fair value adjustments	100,688	30,817	2,949
Change in fair value of loan servicing assets and liabilities	30,482	20,826	905
Stock-based compensation, net	75,087	70,983	69,244
Goodwill impairment charge	35,633	—	37,050
Depreciation and amortization	54,764	46,208	29,882
(Gain) Loss on sales of loans	(50,421)	(38,850)	(13,175)
Other, net	5,471	2,744	1,967
Purchase of loans held for sale	(7,127,116)	(6,008,943)	(4,742,538)
Principal payments received on loans held for sale	210,831	54,107	4,380
Proceeds from sales of whole loans	4,529,816	5,172,941	4,731,831
Purchase of loans held for sale by consolidated VIE	(270,770)	(706,003)	—
Proceeds from sale of securities by consolidated VIE, net of underwriting fees and costs	1,955,616	853,788	—
Net change in operating assets and liabilities:
Accrued interest receivable, net	(3,785)	6,293	(2,218)
Other assets	52,708	(71,205)	(9,961)
Accounts payable	(3,005)	(1,913)	5,582
Accrued interest payable	(13,372)	(10,582)	3,330
Accrued expenses and other liabilities	(93,424)	142,020	27,286
Net cash (used for) provided by operating activities	(638,950)	(590,814)	545
Cash Flows from Investing Activities:
Purchase of loans	(960,881)	(1,738,710)	(2,732,669)
Principal payments received on loans	1,763,348	2,397,565	2,393,354
Proceeds from recoveries and sales of charged-off loans	63,240	48,256	37,277
Proceeds from sales of whole loans	—	112,767	26,825
Purchases of securities available for sale	(136,445)	(139,770)	(75,983)
Proceeds from sales, maturities, redemptions and paydowns of securities available for sale	153,468	356,608	87,158
Proceeds from paydowns of asset-backed securities related to securitization notes and CLUB Certificates	47,235	6,472	—
Proceeds from (Investment in) equity investment	1,747	—	(10,000)
Purchases of property, equipment and software, net	(52,976)	(44,615)	(51,842)
Net cash provided by (used for) investing activities	878,736	998,573	(325,880)
Cash Flows from Financing Activities:
Change in payable to investors	(791)	17,426	52,722
Proceeds from issuance of notes and certificates	953,904	1,720,884	2,681,109
Proceeds from secured borrowings	—	280,495	22,274
Repayments of secured borrowings	(139,206)	(42,834)	(22,274)
Principal payments on and retirements of notes and certificates	(1,615,800)	(2,737,029)	(2,381,372)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(62,494)	(47,914)	(36,785)
Principal payments on securitization notes	(45,709)	—	—

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(in Thousands)

Year Ended December 31,	2018	2017	2016
Proceeds from issuance of securitization notes and residual certificates	258,767	313,486	—
Proceeds from credit facilities and securities sold under repurchase agreements	2,125,488	283,100	—
Principal payments on credit facilities and securities sold under repurchase agreements	(1,698,214)	(251,000)	—
Payment for debt issuance costs	(4,494)	(5,099)	—
Repurchases of common stock	—	—	(19,485)
Proceeds from issuances under equity incentive plans, net of tax	1,956	14,562	13,209
Proceeds from issuance of common stock for ESPP	5,233	5,611	5,244
Net cash outflow from deconsolidation of VIE	(15,013)	—	—
Purchase of noncontrolling interests in consolidated VIE	—	(6,307)	—
Return of capital to noncontrolling interests in consolidated VIE	(3,326)	(2,191)	—
Dividends paid to noncontrolling interests in consolidated VIE	(318)	(72)	—
Other financing activities	—	—	(159)
Net cash (used for) provided by financing activities	(240,017)	(456,882)	314,483
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(231)	(49,123)	(10,852)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	644,289	693,412	704,264
Cash, Cash Equivalents and Restricted Cash, End of Period	$644,058	$644,289	$693,412
Supplemental Cash Flow Information:
Cash paid for interest	$394,459	$581,435	$684,775
Non-cash investing activity:
Accruals for property, equipment and software	$2,256	$710	$1,089
Beneficial interests retained from securitization and CLUB Certificate transactions	$106,609	$54,955	$—
Non-cash investing and financing activity:
Transfer of whole loans to redeem certificates	$1,095	$130,223	$3,862
Non-cash financing activity:
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$269,151	$—	$—
Noncontrolling interests’ contribution of beneficial interests in consolidated VIE	$—	$7,722	$—
Issuance of payable to securitization residual certificate holders	$—	$1,549	$—

The following presents cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$372,974	$401,719
Restricted cash	271,084	242,570
Total cash, cash equivalents and restricted cash	$644,058	$644,289

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

1. Basis of Presentation

LendingClub Corporation (LendingClub) operates an online lending marketplace platform that connects borrowers and investors. Various wholly-owned subsidiaries of LendingClub have been established to enter into warehouse credit agreements with certain lenders for secured credit facilities. Additionally, LendingClub has established various entities in connection with its role as the sponsor of asset-backed securitization transactions, which include transactions that provide accredited investors and qualified institutional buyers the opportunity to invest in a pool of unsecured personal whole loans in a certificated form (CLUB Certificates). Company-sponsored securitizations and CLUB Certificate transactions are collectively referred to as “structured program transactions.” LC Trust I (the LC Trust) is an independent Delaware business trust that acquires loans from LendingClub and holds them for the sole benefit of certain investors that have purchased trust certificates issued by the LC Trust that are related to specific underlying loans for the benefit of the investor. Springstone Financial, LLC (Springstone), is a wholly-owned subsidiary of LendingClub that facilitates the origination of education and patient finance loans by third-party issuing banks. LendingClub Asset Management, LLC (LCAM), is a wholly-owned subsidiary of LendingClub that acts as the general partner for certain private funds. In December 2018, LCAM completed the liquidation of the assets in the private funds that it manages.

The accompanying consolidated financial statements include LendingClub, its subsidiaries (collectively referred to as the Company, we, or us) and consolidated variable interest entities (VIEs). Noncontrolling interests are reported as a separate component of consolidated equity from the equity attributable to LendingClub’s stockholders for all periods presented. All intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for financial information and contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. These accounting principles require management to make certain estimates and assumptions that affect the amounts in the accompanying financial statements. These estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. Certain prior-period amounts have been reclassified to conform to the current period presentation.
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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include the Company’s unrestricted deposits with investment-grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper. The Company considers all highly liquid investments with stated maturity dates of three months or less from the date of purchase to be cash equivalents.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Restricted Cash

Restricted cash consists primarily of bank deposits and money market funds that are: (i) pledged as security for transactions processed on or related to LendingClub’s platform or activities by certain investors; (ii) received from the borrower and applied to the loan, but not yet distributed to the investor’s platform account or sent to their external account.

Investor cash balances (excluding transactions-in-process) are held in segregated bank or custodial accounts and are not commingled with the Company’s monies or held on the Company’s Consolidated Balance Sheets.

Securities Available for Sale

Debt securities that the Company might not hold until maturity are classified as securities available for sale. In structured program transactions that meet the applicable criteria to be accounted for as a sale, the Company retains certain asset-backed securities including subordinated residual interests and CLUB Certificates, which are classified as securities available for sale. Securities available for sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in “Accumulated other comprehensive income (loss)” included in Equity in the Company’s Consolidated Balance Sheets unless management determines that a security is other-than-temporarily impaired (OTTI). Realized gains and losses from sales of securities available for sale are included in “Net fair value adjustments” in the Company’s Consolidated Statements of Operations. Purchases and sales of securities available for sale are recorded on the trade date.

Management evaluates whether securities available for sale are OTTI on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security, if it is more likely than not that it will be required to sell such security before any anticipated recovery, or if it does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell the security, or if it is more likely than not that it will be required to sell the security before recovery, an OTTI is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the debt security. However, even if the Company does not expect to sell a debt security it must evaluate the expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings and amounts related to factors other than credit losses are recorded in other comprehensive income. Impairment charges are recorded in “Net fair value adjustments” in the Company’s Consolidated Statements of Operations.

Loans Held for Investment and Loans Held for Sale

The Company has elected the fair value option for loans held for investment and loans held for sale. Changes in the fair value of loans are recorded in “Net fair value adjustments” in the Consolidated Statements of Operations in the period of the fair value changes. The Company places loans on non-accrual status at 90 days past due. Accrued interest income on loans is calculated based on the contractual interest rate of the loan and recorded as interest income as earned. When a loan is placed on non-accrual status, the Company stops accruing interest and reverses all accrued but unpaid interest as of such date. The Company charges-off loans no later than 120 days past due.

Notes and Certificates

The Company has elected the fair value option for notes and certificates. Due to the payment dependent feature of the notes and certificates, changes in the fair value of the notes and certificates are offset by changes in the fair values of related loans, resulting in no net effect on the Company’s earnings. Changes in the fair value of notes and certificates are recorded in “Net fair value adjustments” in the Consolidated Statements of Operations in the period of the fair value changes. Accrued interest payable on notes and certificates is reduced when the corresponding loan is placed on non-accrual status due to the payment dependent nature of the notes and certificates.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Servicing Assets and Liabilities

The Company recognizes servicing assets and liabilities at fair value when it sells or securitizes loans with servicing rights retained or when the Company acquires the right to service loans for others. The fair value of servicing assets or servicing liabilities recognized at the time of sale is a component of the gain or loss on loan sales, which is recorded in “Gain (Loss) on sales of loans” in the Company’s Consolidated Statements of Operations. The Company recognizes a servicing asset or servicing liability depending on whether the benefits of servicing are expected to more than adequately compensate the Company for performing the servicing. Servicing assets and liabilities are recorded in “Other assets” and “Accrued expenses and other liabilities,” respectively, on the Company’s Consolidated Balance Sheets. The Company uses the fair value measurement method to account for changes in servicing assets and liabilities. Changes in the fair value of servicing assets and liabilities, along with servicing fees when received, are reported in “Investor fees” in the Company’s Consolidated Statements of Operations in the period in which the changes occur.

Fair Value of Assets and Liabilities

Fair value is the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between market participants at the measurement date (an exit price). The Company uses fair value measurements in its fair value disclosures and to record securities available for sale, loans held for investment and loans held for sale, notes and certificates, and servicing assets and liabilities at fair value on a recurring basis.

The fair value hierarchy includes a three-level classification, which is based on whether the inputs to the valuation methodology used for measurement are observable:

Level 1	—	Quoted market prices in active markets for identical assets or liabilities.

Level 2	—	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.

Level 3	—	Unobservable inputs.

When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. However, for certain instruments the Company must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in measuring fair value. In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are based primarily upon the Company’s own estimates, and the measurements reflect information and assumptions that management believes a market participant would use in pricing the asset or liability.

Loans held for investment, loans held for sale and related notes, certificates and secured borrowings, are measured at estimated fair value using a discounted cash flow model. The fair valuation methodology considers projected prepayments, underwriting changes and the historical actual defaults, losses and recoveries on the Company’s loans to project future losses and net cash flows on loans. Net cash flows on loans are discounted using an estimate of market rates of return.

Loan servicing assets and liabilities are measured at estimated fair value using a discounted cash flow model. The cash flows in the valuation model represent the difference between the contractual servicing fees charged to investors and an estimated market servicing fee. Since contractual servicing fees are generally based on the monthly unpaid principal balance of the underlying loans, the expected cash flows in the model incorporate estimates of net losses and prepayments.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The Company uses prices obtained from third-party pricing services to measure the fair value of securities available for sale when available. The Company compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. When third-party pricing services are not available for a security, such as subordinated residual certificates and CLUB Certificates, the Company measures the fair value of these securities using a discounted cash flow model incorporating inputs consistent with loans held for investment, loans held for sale and related notes, certificates and secured borrowings.

Property, Equipment and Software, net

Property, equipment and software are carried at cost less accumulated depreciation and amortization. The Company uses the straight-line method of depreciation and amortization. Estimated useful lives range from three to five years for furniture and fixtures, computer equipment, and software. Leasehold improvements are amortized over the shorter of the lease term excluding renewal periods or the estimated useful life.

Internally developed software is capitalized when preliminary development efforts are successfully completed and it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and compensation costs for employees, fees paid to third-party consultants who are directly involved in development efforts, and costs incurred for upgrades and enhancements to add functionality of the software. Other costs are expensed as incurred.

The Company evaluates impairments of its property, equipment and software whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the asset is not recoverable, measurement of an impairment loss is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.

Goodwill and Intangible Assets

Goodwill represents the fair value of an acquired business in excess of the aggregate fair value of the identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or more frequently whenever events or circumstances indicate that it is more likely than not that the estimated fair value of a reporting unit is below its carrying value. The Company’s annual impairment testing date is April 1. Impairment exists whenever the carrying value of goodwill exceeds its estimated fair value. Adverse changes in impairment indicators such as loss of key personnel, lower than forecast financial performance, increased competition, increased regulatory oversight, or unplanned changes in operations could result in impairment.

The Company can elect to qualitatively assess goodwill for impairment if it is more likely than not that the estimated fair value of a reporting unit (generally defined as an operating segment or one level below an operating segment for which financial information is available and reviewed regularly by management) exceeds its carrying value. A qualitative assessment may consider macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital or company-specific factors, such as market capitalization in excess of net assets, trends in revenue-generating activities and merger or acquisition activity.

If the Company does not qualitatively assess goodwill it compares a reporting unit’s estimated fair value to its carrying value. The Company estimates the fair value of a reporting unit using either an income approach (discounted cash flow model) or the income approach corroborated by a market approach. Goodwill impairment loss is measured as the amount by which the carrying amount of a reporting unit exceeds its fair value.

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

The Company relies on several assumptions when estimating the fair value of a reporting unit using the discounted cash flow method. These assumptions include the current discount rate discussed above, as well as transaction fee revenue based on projected loan origination growth and revenue growth, projected operating expenses and Contribution Margin, direct and allocated general and administrative and technology expenses, capital expenditures and income taxes. The Company believes these assumptions to be representative of assumptions that a market participant would use in valuing a reporting unit, but these assumptions involve the use of estimates and judgments, particularly related to future cash flows, which are inherently uncertain. There can be no assurances that estimates and assumptions made for purposes of goodwill impairment testing will prove accurate predictions of the future.

The market approach estimates the fair value of a reporting unit based on certain market value multiples of publicly traded companies in similar lines of business, such as total enterprise value to revenue, or to EBITDA. Under the market approach, the Company also considers fair value implied from any relevant and comparable market transactions.

Goodwill impairment loss is measured as the amount by which the carrying amount of a reporting unit exceeds its fair value. See “Note 11. Intangible Assets and Goodwill” for additional information.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities in “Accrued expenses and other liabilities” in the Company’s Consolidated Balance Sheets. Associated legal expense is recorded in “Other general and administrative” expense or in “Class action and regulatory litigation expense” for the losses associated with the securities class action lawsuits, as described in “Note 19. Commitments and Contingencies,” in the Company’s Consolidated Statements of Operations. Such liabilities and associated expenses are recorded when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Such estimates are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability and records an adjustment to its estimate in the period in which the adjustment is probable and an amount or range can be reasonably estimated. Due to the inherent uncertainties of loss contingencies, the Company’s estimates may be different than the actual outcomes.

Insurance Recoveries

Insurance recoveries of all or a portion of incurred losses are recognized when realization of the claim for recovery is probable. Any insurance recoveries in excess of losses incurred are accounted for as a gain contingency. Insurance recoveries are recorded in “Other assets” in the Company’s Consolidated Balance Sheets. Insurance recoveries associated with the reimbursement of legal expenses arising from loss contingencies and legal fees are recorded as a contra-expense in “Other general and administrative” expense or, if such recoveries are associated with the securities class action lawsuits, as a contra-expense in “Class action and regulatory litigation expense” in the Company’s Consolidated Statements of Operations.

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

The Company pays WebBank a loan trailing fee to give WebBank an ongoing financial interest in the performance of the loans it originates and sells to the Company. The Loan Trailing Fee is paid over time based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. The Loan Trailing Fee is consideration payable to customers and the loan trailing fee liability is recorded at fair value. Additionally, the Company assumes the issuing bank’s obligation under Utah law to refund the pro-rated amount of the transaction fee in excess of 5% in the event the borrower prepays the loan in full before maturity. Both the loan trailing fees and transaction fee refunds are recorded as a reduction of transaction fee revenue in the Company’s Consolidated Statements of Operations, and included in “Accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheets.

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

Other Revenue: Other revenue primarily consists of referral fee revenue. The Company is entitled to receive referral fees from third-party companies when customers referred by the Company complete specified actions with such third-party companies. Referral contracts contain a single performance obligation, which consists of a series of distinct referral services that are satisfied over time. The Company recognizes referral fees for each distinct instance of referral service when the Company is entitled to receive payment.

Stock-based Compensation

Stock-based compensation includes expense associated with restricted stock units (RSUs) and performance-based restricted stock units (PBRSUs), stock options, and the Company’s employee stock purchase plan (ESPP), as well as expense associated with stock issued related to its acquisition of Springstone. Stock-based compensation expense is based on the grant date fair value of the award. The cost is generally recognized over the vesting period on a straight-line basis. Forfeitures are recognized as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers the available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. If the Company determines that it is able to realize its deferred tax assets in the future in excess of the net recorded amount, the Company decreases the deferred tax asset valuation allowance, which reduces the provision for income taxes.

Uncertain tax positions are recognized only when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to uncertain tax positions in “Income tax expense (benefit)” in the Consolidated Statements of Operations.

Net Income (Loss) Per Share

Earnings (Loss) per share (EPS) is the amount of net income (loss) available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of net income (loss) available to each share of common stock outstanding during the reporting period, adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares are excluded from the computation of diluted EPS in periods in which the effect would be antidilutive. Potentially dilutive common shares include incremental shares issued for RSUs, PBRSUs, stock options and warrants to purchase common stock. The Company calculates diluted EPS using the treasury stock method. Under the treasury stock method, RSUs, PBRSUs, stock options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Consolidation of Variable Interest Entities

A variable interest entity (VIE) is a legal entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. The Company’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the fair value of the entity’s net assets. A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The Company assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.

Transfers of Financial Assets

The Company accounts for transfers of financial assets as sales when it has surrendered control over the transferred assets. Control is generally considered to have been surrendered when the transferred assets have been legally isolated from the Company, the transferee has the right to pledge or exchange the assets without any significant constraints, and the Company has not entered into a repurchase agreement, does not hold unconditional call options and has not written put options on the transferred assets. In assessing whether control has been surrendered, the Company considers whether the transferee would be a consolidated affiliate and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of the transfer, even if they were not entered into at the time of transfer. The Company measures gain or loss on sale of financial assets as the net proceeds received on the sale less the carrying amount of the loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to servicing assets, retained securities, and recourse obligations.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Transfers of financial assets that do not qualify for sale accounting are reported as secured borrowings. Accordingly, the related assets remain on the Company’s Consolidated Balance Sheets and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with related interest expense recognized over the life of the related assets.

Adoption of New Accounting Standards

The Company adopted the following accounting standards during the year ended December 31, 2018:

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

The adoption of Topic 606 did not change (1) the timing and pattern of revenue recognition for revenue streams in the scope of Topic 606, which includes transaction fees, management fees, and referral revenue, (2) the presentation of revenue as gross versus net, or (3) the amount of contract assets, contract liabilities, and deferred contract costs. Therefore, the adoption of Topic 606 had no impact on the Company’s financial position, results of operations, equity or cash flows as of the adoption date or for the year ended month period ended December 31, 2018. The Company has included the disclosures required by Topic 606 in “Note 3. Revenue from Contracts with Customers.”

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

ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses diversity in practice in how certain cash receipts and payments are presented and classified in the statements of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company adopted ASU 2016-15 on January 1, 2018 and applied it retrospectively to all periods presented in the Consolidated Statements of Cash Flows. The adoption did not impact the Consolidated Statements of Cash Flows.

ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, which addresses the diversity in the classification and presentation of changes in restricted cash in the statements of cash flows, by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statements of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 and applied it retrospectively to all periods presented in the Consolidated Statements of Cash Flows. Upon adoption, changes in restricted cash, which had previously been presented as investing activities, are now included within beginning and ending cash, cash equivalents and restricted cash in the Company’s Consolidated Statements of Cash Flows.

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

ASU 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies the option to reclassify stranded tax effects caused by the newly-enacted Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The ASU was effective January 1, 2019 with early adoption permitted. The Company early adopted ASU 2018-02 on January 1, 2018. The adoption did not have a material impact on the Company’s financial position, results of operations, cash flows or related disclosures.

New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to record on their balance sheets a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. ASU 2016-02 requires a modified retrospective transition approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which allows for an additional optional transition method where comparative periods presented in the financial statements in the period of adoption will not be restated and instead those periods will be presented under existing guidance in accordance with ASC 840, Leases.

The ASUs were effective January 1, 2019, with early adoption permitted. The Company adopted ASC 842 on its effective date and has elected to not restate prior periods, presenting the cumulative effect of applying the new standard within the opening balance of retained earnings on January 1, 2019. The new standard allows for several transition practical expedients. The Company has chosen not to elect the package of practical expedients, which permits the Company to forgo reassessing lease identification, lease classification, and initial direct costs. The Company will also not apply the hindsight practical expedient when evaluating the lease term and assessing impairment for ROU assets. The Company has made an accounting policy election to not recognize lease liabilities and ROU assets for short-term leases, which are leases with initial terms of 12 months or less and for which there is not a purchase option that is reasonably certain to be exercised. All leases within the Company’s portfolio are classified as operating leases.

While the Company is in the process of finalizing the implementation of ASC 842, it believes the most significant impact will be the recognition of new ROU assets and lease liabilities on its balance sheet for its office building operating leases. On adoption, the Company currently expects to recognize ROU assets and lease liabilities for operating leases of $110.5 million and $125.3 million, respectively, with no cumulative effect in retained earnings.

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2020. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The Company accounts for its loans at fair value through net income, which is outside the scope of Topic 326. For available for sale debt securities, the guidance will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The Company is evaluating the impact this ASU will have on its financial position, results of operations, or cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

on fair value measurements by removing, modifying, or adding certain disclosures. The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and valuation processes for Level 3 fair value measurements. The ASU adds new disclosure requirements for Level 3 measurements. The new guidance is effective January 1, 2020 and permits early adoption of either the entire standard or only the provisions that eliminate or modify the requirements. The Company is evaluating the impact this ASU will have on its disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software – (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard is effective January 1, 2020, with early adoption permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs after the date of adoption. The Company is evaluating the impact this ASU will have on its financial position, results of operations, and cash flows.

3. Revenue from Contracts with Customers

The Company’s revenue from contracts with customers includes transaction fees and referral fees. Referral fees are presented as a component of “Other revenue” in the Consolidated Statements of Operations.

The following tables present the Company’s revenue from contracts with customers, disaggregated by revenue source for services transferred over time, for the year ended December 31, 2018:

2018
Transaction fees	$526,942
Referral fees	3,645
Total Revenue from Contracts with Customers	$530,587

Revenues are recognized when control of the promised services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. For the year ended December 31, 2018, the Company did not have any revenue from contracts with customers for services transferred at a point of time. For additional detail on the Company’s accounting policy regarding revenue recognition, see “Note 2. Summary of Significant Accounting Policies” above.

The Company recognizes transaction fees at the time it receives such fees, therefore, no accounts receivable is recorded for transaction fees. Referral fees are received after the Company satisfies its performance obligation. As of December 31, 2018, accounts receivable from these fees were $0.5 million. The Company had no bad debt expense for the year ended December 31, 2018. The Company had no contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2018. Additionally, the Company did not recognize any revenue from performance obligations related to prior periods (for example, due to changes in transaction price) for the year ended December 31, 2018.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

4. Net Loss Per Share

The following table details the computation of the Company’s basic and diluted net loss per share:

Year Ended December 31,	2018	2017	2016
LendingClub net loss	$(128,308)	$(153,835)	$(145,969)
Weighted-average common shares – Basic	422,917,308	408,995,947	387,762,072
Weighted-average common shares – Diluted	422,917,308	408,995,947	387,762,072
Net loss per share attributable to LendingClub:
Basic	$(0.30)	$(0.38)	$(0.38)
Diluted	$(0.30)	$(0.38)	$(0.38)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

5. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of December 31, 2018 and 2017, were as follows:

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securitized asset-backed senior securities (1)(2)	$56,363	$188	$(62)	$56,489
CLUB Certificate asset-backed securities (1)	48,505	150	(225)	48,430
Corporate debt securities	17,339	1	(12)	17,328
Certificates of deposit	14,929	—	—	14,929
Securitized asset-backed subordinated residual certificates (1)	11,602	249	(2)	11,849
Asset-backed securities	11,232	—	(7)	11,225
Commercial paper	9,720	—	—	9,720
Other securities	499	—	—	499
Total securities available for sale	$170,189	$588	$(308)	$170,469

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securitized asset-backed senior securities (1)	$36,953	$73	$(6)	$37,020
Certificates of deposit	24,758	—	—	24,758
Corporate debt securities	16,268	1	(11)	16,258
Asset-backed securities	14,843	1	(1)	14,843
Commercial paper	14,665	—	—	14,665
Securitized asset-backed subordinated residual certificates (1)	8,262	—	(26)	8,236
CLUB Certificate asset-backed securities (1)	1,796	11	(14)	1,793
Total securities available for sale	$117,545	$86	$(58)	$117,573

(1)
As of December 31, 2018 and 2017, $115.1 million and $45.3 million, respectively, of the asset-backed securities related to structured program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules (as more fully described in “Part I – Item 1A. Risk Factors – Risk retention rules may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results.”)

(2)	Includes $53.6 million of securities pledged as collateral at fair value. See “Note 14. Debt” for further information.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

A summary of securities available for sale with unrealized losses as of December 31, 2018 and 2017, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to structured program transactions	$49,047	$(285)	$1,745	$(4)	$50,792	$(289)
Corporate debt securities	14,538	(12)	—	—	14,538	(12)
Asset-backed securities	11,208	(7)	—	—	11,208	(7)
Total securities with unrealized losses (1)	$74,793	$(304)	$1,745	$(4)	$76,538	$(308)

	Less than 12 months		12 months or longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to structured program transactions	$26,534	$(46)	$—	$—	$26,534	$(46)
Corporate debt securities	14,368	(11)	—	—	14,368	(11)
Asset-backed securities	4,401	(1)	—	—	4,401	(1)
Total securities with unrealized losses (1)	$45,303	$(58)	$—	$—	$45,303	$(58)

(1)	The number of investment positions with unrealized losses at December 31, 2018 and 2017 totaled 56 and 24, respectively.

During the years ended December 31, 2018 and 2017, the Company recognized $3.0 million and $1.5 million, respectively, in other-than-temporary impairment charges on its securitized asset-backed subordinated residual certificates and CLUB Certificate asset-backed securities. There were no credit losses recognized into earnings for other-than-temporarily impaired securities held by the Company during the years ended December 31, 2018 and 2017 for which a portion of the impairment was previously recognized in other comprehensive income. During the year ended December 31, 2016, the Company recognized no other-than-temporary impairment charges.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The contractual maturities of securities available for sale at December 31, 2018, were as follows:

	Amortized Cost	Fair Value
Within 1 year:
Certificates of deposit	$14,929	$14,929
Corporate debt securities	17,339	17,328
Asset-backed securities	10,397	10,391
Commercial paper	9,720	9,720
Other securities	499	499
Total	52,884	52,867
After 1 year through 5 years:
Asset-backed securities	835	834
Total	835	834
Asset-backed securities related to structured program transactions	116,470	116,768
Total securities available for sale	$170,189	$170,469

During the years ended December 31, 2018 and 2017, the Company, Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary of the Company, and a majority-owned affiliate (MOA) of the Company sold a combined $2.0 billion and $831.1 million, respectively, in asset-backed securities related to structured program transactions. There were no realized gains or losses related to such sales. For further information see “Note 7. Securitizations and Variable Interest Entities.” Proceeds and gross realized gains and losses from sales of securities available for sale were as follows:

Year Ended December 31,	2018	2017	2016
Proceeds	$497	$125,522	$2,494
Gross realized gains	$1	$196	$2
Gross realized losses	$(3)	$(26)	$—

6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings

Loans Held for Investment, Notes, Certificates and Secured Borrowings
The Company issues member payment dependent notes and the LC Trust issues certificates as a means to allow investors to invest in the corresponding loans. At December 31, 2018 and 2017, loans held for investment, notes, certificates and secured borrowings measured at fair value on a recurring basis were as follows:

	Loans Held for Investment		Notes, Certificates and Secured Borrowings
December 31,	2018	2017	2018	2017
Aggregate principal balance outstanding	$2,013,438	$3,141,391	$2,033,258	$3,161,080
Net fair value adjustments	(130,187)	(209,066)	(127,383)	(206,312)
Fair value	$1,883,251	$2,932,325	$1,905,875	$2,954,768

At December 31, 2018, $81.1 million of the aggregate principal balance outstanding and a fair value of $76.5 million included in “Loans held for investment at fair value” were pledged as collateral for secured borrowings. At December 31, 2017, $242.7 million of the aggregate principal balance outstanding and a fair value

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

of $228.1 million included in “Loans held for investment at fair value” were pledged as collateral for secured borrowings. See “Note 15. Secured Borrowings” for additional information.

The following table provides the balances of notes, certificates and secured borrowings at fair value at the end of the periods indicated:

	December 31, 2018	December 31, 2017
Notes	$1,176,333	$1,512,052
Certificates	648,908	1,210,349
Secured borrowings	80,634	232,367
Total notes, certificates and secured borrowings	$1,905,875	$2,954,768

Loans Invested in by the Company

At December 31, 2018 and 2017, loans invested in by the Company for which there were no associated notes, certificates or secured borrowings (with the exception of $286.3 million in loans in the consolidated securitization trust) were as follows:

	Loans Invested in by the Company
	Loans Held for Investment		Loans Held for Sale		Total
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Aggregate principal balance outstanding	$3,518	$371,379	$869,715	$242,273	$873,233	$613,652
Net fair value adjustments	(935)	(10,149)	(29,694)	(6,448)	(30,629)	(16,597)
Fair value	$2,583	$361,230	$840,021	$235,825	$842,604	$597,055

The net fair value adjustments of $(30.6) million and $(16.6) million represent net unrealized losses recorded in earnings on loans invested in by the Company at December 31, 2018 and 2017, respectively. Total fair value adjustments recorded in earnings on loans invested in by the Company of $(102.0) million, $(25.8) million and $(2.9) million during the years ended December 31, 2018, 2017 and 2016, respectively, include net realized losses and changes in net unrealized losses. Net interest income earned on loans invested by the Company during the years ended December 31, 2018, 2017 and 2016 was $90.9 million, $39.8 million and $8.3 million, respectively.

The Company used its own capital to purchase $4.4 billion in loans during the year ended December 31, 2018 and sold $3.9 billion in loans during the year ended December 31, 2018, of which $2.1 billion was securitized through Company-sponsored securitization transactions or sold to series trusts in connection with the issuance of CLUB Certificates and $1.8 billion was sold to whole loan investors. The aggregate principal balance outstanding of loans invested in by the Company was $873.2 million at December 31, 2018, of which $574.9 million was held for sale primarily for future anticipated securitization and CLUB Certificate transactions and sales to whole loan investors, and $294.8 million was related to the consolidation of the securitization trust. See “Note 7. Securitizations and Variable Interest Entities” for further discussion on the Company’s consolidated securitization trust and “Note 8. Fair Value of Assets and Liabilities” for a fair value rollforward of loans invested in by the Company for the years ended December 31, 2018 and 2017.

At December 31, 2018 and 2017, $294.8 million and $359.4 million of the aggregate principal balance outstanding included in “Loans held for sale by the Company at fair value” and “Loans held for investment at fair value,” was pledged as collateral for payables to securitization note and residual certificate holders, respectively. Additionally, at December 31, 2018 and 2017, $467.4 million and $62.1 million of the aggregate principal balance outstanding

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

included in “Loans held for sale by the Company at fair value” was pledged as collateral for the Company’s warehouse credit facilities, respectively. See “Note 14. Debt” for additional information related to these debt obligations.

Loans that were 90 days or more past due (including non-accrual loans) were as follows:

	December 31, 2018	December 31, 2017
	> 90 days past due and non-accrual loans (1)	> 90 days past due	Non-accrual loans
Loans held for investment and loans held for sale:
Outstanding principal balance	$19,707	$36,588	$3,289
Net fair value adjustments	(16,166)	(30,071)	(2,675)
Fair value	$3,541	$6,517	$614
Number of loans (not in thousands)	2,309	3,779	591

Loans invested in by the Company:
Outstanding principal balance	$2,060	$1,015	$122
Net fair value adjustments	(1,710)	(861)	(107)
Fair value	$350	$154	$15
Number of loans (not in thousands)	356	257	34

(1)
Beginning in the first quarter of 2018, loans are placed on non-accrual status upon reaching 90 days past due. Prior to the first quarter of 2018, loans were placed on non-accrual status upon reaching 120 days past due. The effect of this change in estimate is immaterial. See “Note 2. Summary of Significant Accounting Policies” for additional information.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

7. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The Company has segregated its involvement with VIEs between consolidated VIEs and unconsolidated VIEs. The following tables provide the classifications of assets and liabilities on the Company’s Consolidated Balance Sheets for its transactions with VIEs at December 31, 2018 and 2017:

December 31, 2018	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$43,918	$—	$43,918
Securities available for sale at fair value	—	116,768	116,768
Loans held for investment at fair value	642,094	—	642,094
Loans held for sale by Company at fair value	739,216	—	739,216
Accrued interest receivable	10,438	1,214	11,652
Other assets	2,498	29,206	31,704
Total assets	$1,438,164	$147,188	$1,585,352
Liabilities
Accrued interest payable	$7,594	$—	$7,594
Accrued expenses and other liabilities	1,627	—	1,627
Notes, certificates and secured borrowings at fair value	648,908	—	648,908
Credit facilities and securities sold under repurchase agreements	306,790	57,012	363,802
Payable to securitization note and residual certificate holders	256,354	—	256,354
Total liabilities	1,221,273	57,012	1,278,285
Total net assets	$216,891	$90,176	$307,067

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2017	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$34,370	$—	$34,370
Securities available for sale at fair value	—	47,049	47,049
Loans held for investment at fair value	1,202,260	—	1,202,260
Loans held for investment by the Company at fair value	350,699	—	350,699
Loans held for sale by Company at fair value	60,812	—	60,812
Accrued interest receivable	15,602	407	16,009
Other assets	6,324	15,779	22,103
Total assets	$1,670,067	$63,235	$1,733,302
Liabilities
Accrued interest payable	$14,789	$—	$14,789
Accrued expenses and other liabilities	52	300	352
Notes, certificates and secured borrowings at fair value	1,210,349	—	1,210,349
Payable to securitization note and residual certificate holders	312,123	—	312,123
Credit facilities and securities sold under repurchase agreements	32,100	—	32,100
Total liabilities	1,569,413	300	1,569,713
Total net assets	$100,654	$62,935	$163,589

Consolidated VIEs

The Company consolidates VIEs when it is deemed to be the primary beneficiary. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity. A consolidation analysis can generally be performed qualitatively, however if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. See “Note 2. Summary of Significant Accounting Policies” for additional information.

LC Trust I Certificates

The Company established the LC Trust for the purpose of acquiring and holding loans for the sole benefit of certain investors that have purchased trust certificates issued by the LC Trust. The Company is obligated to ensure that the LC Trust meets minimum capital requirements with respect to funding the administrative activities and maintaining the operations of the LC Trust.

Consolidated Securitizations

On December 13, 2018, the Company consolidated a securitization trust because the Company was the primary beneficiary of the securitization trust. As a result, the senior securities held by third-party investors were classified as “Payable to securitization note and residual certificate holders” in the Company’s Consolidated Balance Sheets. Additionally, the Company’s continued involvement includes loan servicing responsibilities for which it receives servicing fees over the life of the underlying loans.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

On December 6, 2017, the Company consolidated a securitization trust because the Company was the primary beneficiary of the securitization trust. In May 2018, the Company sold a portion of the residual certificates of the securitization trust and no longer held a significant variable interest in the securitization trust. As a result, the Company deconsolidated the securitization trust and recognized a $1.8 million gain on deconsolidation, which was recorded in “Gain on sales of loans” in the Company’s Consolidated Statements of Operations during the second quarter of 2018. The Company retained 5% of the beneficial interests issued by the securitization trust, which are classified as securities available for sale. Additionally, the Company’s continued involvement includes loan servicing responsibilities for which it receives servicing fees over the life of the underlying loans.

CLUB Certificates

In May 2018, the Company acquired two previously sold CLUB Certificates, and as a result consolidated the two corresponding series trusts whose underlying loans were subsequently contributed to a Company-sponsored securitization. The Company recognized a $0.5 million loss on consolidation, primarily due to the derecognition of the related servicing asset. The loss on derecognition of the servicing asset was recorded in “Investor fees” in the Company’s Consolidated Statements of Operations during the second quarter of 2018. The Company redeemed the CLUB Certificates, received the underlying loans, and dissolved the two series trusts prior to the end of the second quarter of 2018.

Warehouse Credit Facilities

The Company established certain entities (deemed to be VIEs) to enter into warehouse credit facilities for the purpose of purchasing loans from LendingClub. See “Note 14. Debt” for additional information.

The following table presents a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs at December 31, 2018 and 2017:

December 31, 2018	Assets	Liabilities	Net Assets
LC Trust certificates	$657,339	$(656,088)	$1,251
Securitizations	297,821	(256,901)	40,920
Warehouse credit facilities	483,004	(308,284)	174,720
Total consolidated VIEs	$1,438,164	$(1,221,273)	$216,891

December 31, 2017	Assets	Liabilities	Net Assets
LC Trust certificates	$1,226,957	$(1,224,473)	$2,484
Securitizations	375,607	(312,832)	62,775
Warehouse credit facility	67,503	(32,108)	35,395
Total consolidated VIEs	$1,670,067	$(1,569,413)	$100,654

The creditors of the VIEs above have no recourse to the general credit of the Company as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets.

Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs include securitizations of unsecured personal whole loans, CLUB Certificate transactions and sales of whole loans to VIEs. The Company has various forms of involvement with VIEs, including servicing of loans and holding senior or subordinated interests in the VIEs. The Company considers continued involvement in an unconsolidated VIE insignificant if it is the sponsor and servicer and does

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

not hold other significant variable interests. In these instances, the Company’s involvement with the VIE is in the role as an agent and without significant participation in the economics of the VIE. In connection with these securitizations, as well as our whole loan sales and CLUB Certificate transactions, we made certain customary representations, warranties and covenants.

Unconsolidated Securitizations

The Company sponsors securitizations of unsecured personal whole loans through issuances of asset-backed securities, which are collateralized by unsecured personal whole loans that are contributed by the Company and third parties. In connection with these securitizations, the Company is the sponsor and establishes securitization trusts to purchase the loans from the Company and third-party whole loan investors. The accounting for Company-sponsored securitizations is based on a primary beneficiary analysis to determine whether the underlying trusts should be consolidated. If the VIEs are not consolidated and the transfer of the loans from the Company to the securitization trust meets sale accounting criteria, then the Company will recognize a gain or loss on sales of loans. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to, servicing assets, retained securities, and recourse obligations. The assets are transferred into a trust such that the assets are legally isolated from the creditors of the Company and are not available to satisfy obligations of the Company. These assets can only be used to settle obligations of the underlying securitization trusts.

The Company enters into separate servicing agreements with the VIEs and holds at least 5% of the beneficial interests issued by the VIEs to comply with regulatory risk retention rules. The beneficial interests retained by the Company consist of senior securities and subordinated residual certificates and are accounted for as securities available for sale. In the case of certain securitization transactions, the Company has also agreed to repurchase or substitute loans for which a borrower fails to make the first payment due under a loan.

Unconsolidated CLUB Certificates

The Company sponsors the sale of unsecured personal whole loans funded through the issuance of pass-through securities called CLUB Certificates, which are collateralized by loans transferred to the issuing VIE. The CLUB Certificate is an instrument that trades in the over-the-counter market with a CUSIP. The CLUB Certificate transaction typically involves the transfer of unsecured personal whole loans to a series of a Master trust. The accounting for CLUB Certificates is based on a primary beneficiary analysis to determine whether the series trust should be consolidated. If the trust is not consolidated and the transfer of the loans from the Company to the trust meets sale accounting criteria, then the Company will recognize gain or loss on sales of loans. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to, servicing assets, retained securities, and recourse obligations. In addition, the Company enters into a servicing agreement with each applicable series trust and holds at least 5% of the beneficial interests issued by the series trust to comply with regulatory risk retention rules. The portion of the CLUB Certificates retained by the Company are accounted for as securities available for sale. Additionally, the Company’s continued involvement includes loan servicing responsibilities for which it receives servicing fees over the life of the underlying loans.

Investment Fund

The Company has an equity investment in a holding company (Investment Fund) that participates in a family of funds with other unrelated third parties that purchases whole loans and interests in loans from the Company. As of December 31, 2018, the Company had an ownership interest of approximately 23% in the Investment Fund. The Company’s investment is deemed to be a variable interest in the Investment Fund because the Company shares in the expected returns and losses of the Investment Fund. At December 31, 2018, the Company’s investment was $8.3 million, which is recognized in “Other assets” on the Company’s Consolidated Balance Sheets.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following tables summarize unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary at December 31, 2018 and 2017:

December 31, 2018		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Net Assets
Securitizations	$1,359,367	$68,338	$958	$11,838	$—	$(57,012)	$24,122
CLUB Certificates	973,815	48,430	256	9,115	—	—	57,801
Investment Fund	35,157	—	—	8,253	—	—	8,253
Total unconsolidated VIEs	$2,368,339	$116,768	$1,214	$29,206	$—	$(57,012)	$90,176

December 31, 2018	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Total Exposure
Securitizations	$68,339	$958	$11,838	$—	$—	$81,135
CLUB Certificates	48,431	256	9,115	—	—	57,802
Investment Fund	—	—	8,253	—	—	8,253
Total unconsolidated VIEs	$116,770	$1,214	$29,206	$—	$—	$147,190

December 31, 2017	Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Net Assets
Securitizations	$863,589	$45,256	$391	$5,446	$(300)	$50,793
CLUB Certificates	36,833	1,793	16	315	—	2,124
Investment Fund	40,494	—	—	10,018	—	10,018
Total unconsolidated VIEs	$940,916	$47,049	$407	$15,779	$(300)	$62,935

December 31, 2017	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Total Exposure
Securitizations	$45,256	$391	$5,446	$300	$51,393
CLUB Certificates	1,793	16	315	—	2,124
Investment Fund	—	—	10,018	—	10,018
Total unconsolidated VIEs	$47,049	$407	$15,779	$300	$63,535

“Total VIE Assets” represents the remaining principal balance of loans held by unconsolidated VIEs with respect to securitizations and CLUB Certificates, and the net assets held by the investment fund using the most current information available. “Securities Available for Sale,” “Accrued Interest Receivable,” “Other Assets” and “Accrued Expenses and Other Liabilities” are the balances in the Company’s Consolidated Balance Sheets related to its

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

involvement with the unconsolidated VIEs. “Other Assets” includes the Company’s servicing assets and servicing receivables associated with loans transferred as part of securitizations and CLUB Certificates and the Company’s equity investment with respect to the Investment Fund. “Total Exposure” refers to the Company’s maximum exposure to loss from its involvement with unconsolidated VIEs. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is extremely remote, such as where the value of interests and any associated collateral declines to zero. Accordingly, this required disclosure is not an indication of expected losses.

The following table summarizes activity related to the unconsolidated personal whole loan securitizations and personal whole loan CLUB Certificates with the transfers accounted for as a sale on the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017:

Year Ended December 31,	2018		2017
	Personal Whole Loan Securitizations	Personal Whole Loan CLUB Certificates	Personal Whole Loan Securitizations	Personal Whole Loan CLUB Certificates
Principal derecognized from loans securitized or sold	$1,300,838	$1,145,616	$999,128	$37,779
Net gains (losses) recognized from loans securitized or sold	$6,039	$10,483	$4,987	$(177)
Fair value of senior securities and subordinated certificates retained upon settlement (1)	$65,653	$56,764	$53,154	$1,802
Cash proceeds from loans securitized or sold	$867,875	$1,088,212	$819,151	$34,575
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$13,725	$3,650	$2,641	$21
Cash proceeds for interest received on senior securities and subordinated certificates	$3,049	$1,747	$300	$5

(1)
For personal whole loan securitizations, the Company retained senior securities of $57.3 million and $43.4 million and subordinated certificates of $8.3 million and $9.7 million for the years ended December 31, 2018 and 2017, respectively.

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

As of December 31, 2018, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to structured program transactions was $2.3 billion, of which $87.1 million was 31 days or more past due. As of December 31, 2017, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to structured program transactions was $900.4 million, of which $26.5 million was 31 days or more past due.

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

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value at December 31, 2018 and 2017:

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$1,883,251	$1,883,251
Loans held for investment by the Company	—	—	2,583	2,583
Loans held for sale by the Company	—	—	840,021	840,021
Securities available for sale:
Securitized asset-backed senior securities and subordinated residual certificates	—	56,489	11,849	68,338
CLUB Certificate asset-backed securities	—	—	48,430	48,430
Corporate debt securities	—	17,328	—	17,328
Certificates of deposit	—	14,929	—	14,929
Asset-backed securities	—	11,225	—	11,225
Commercial paper	—	9,720	—	9,720
Other securities	—	499	—	499
Total securities available for sale	—	110,190	60,279	170,469
Servicing assets	—	—	64,006	64,006
Total assets	$—	$110,190	$2,850,140	$2,960,330

Liabilities:
Notes, certificates and secured borrowings	$—	$—	$1,905,875	$1,905,875
Loan trailing fee liability	—	—	10,010	10,010
Servicing liabilities	—	—	82	82
Total liabilities	$—	$—	$1,915,967	$1,915,967

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$2,932,325	$2,932,325
Loans held for investment by the Company	—	—	361,230	361,230
Loans held for sale by the Company	—	—	235,825	235,825
Securities available for sale:
Securitized asset-backed senior securities and subordinated residual certificates	—	37,020	8,236	45,256
Certificates of deposit	—	24,758	—	24,758
Corporate debt securities	—	16,258	—	16,258
Asset-backed securities	—	14,843	—	14,843
Commercial paper	—	14,665	—	14,665
CLUB Certificate asset-backed securities	—	—	1,793	1,793
Total securities available for sale	—	107,544	10,029	117,573
Servicing assets	—	—	33,676	33,676
Total assets	$—	$107,544	$3,573,085	$3,680,629

Liabilities:
Note, certificates and secured borrowings	$—	$—	$2,954,768	$2,954,768
Payable to securitization residual certificate holders	—	—	1,479	1,479
Loan trailing fee liability	—	—	8,432	8,432
Servicing liabilities	—	—	833	833
Total liabilities	$—	$—	$2,965,512	$2,965,512

The Company has elected the fair value option for notes, certificates, and secured borrowings, payable to securitization residual certificate holders, loan trailing fee liability and servicing liabilities. Beginning January 1, 2018, changes in the fair value of these financial liabilities caused by a change in the Company’s risk are reported in other comprehensive income (OCI). For the year ended December 31, 2018, the amount reported in OCI is zero because these financial liabilities are either payable only upon receipt of cash flows from underlying loans or secured by cash collateral. See “Note 2. Summary of Significant Accounting Policies – Adoption of New Accounting Standards” for further discussion.

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans held for investment and related notes, certificates and secured borrowings, loans held for sale, loan servicing rights, asset-backed securities related to structured program transactions and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect our best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the years ended December 31, 2018 or 2017.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Fair valuation adjustments are recorded through earnings related to Level 3 instruments for the years ended December 31, 2018 and 2017. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques, a change in one input in a certain direction may be offset by an opposite change from another input.

Loans Held for Investment, Notes, Certificates and Secured Borrowings

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held for investment, notes, certificates and secured borrowings at December 31, 2018 and 2017:

	Loans Held for Investment, Notes, Certificates and Secured Borrowings
	December 31, 2018			December 31, 2017
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	6.3%	16.4%	9.1%	2.9%	17.2%	8.4%
Net cumulative expected loss rates (1)	2.8%	36.9%	12.8%	0.4%	41.8%	13.7%
Cumulative expected prepayment rates (1)	27.8%	40.3%	31.2%	13.5%	51.0%	31.3%

(1)	Expressed as a percentage of the original principal balance of the loan, note, certificate or secured borrowing.

Significant Recurring Level 3 Fair Value Input Sensitivity

At December 31, 2018 and 2017, the discounted cash flow methodology used to estimate the note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. As demonstrated by the following tables, the fair value adjustments for loans held for investment and loans held for sale were largely offset by the fair value adjustments of the notes, certificates and secured borrowings due to the payment dependent design of the notes, certificates and secured borrowings and because the principal balances of the loans were close to the combined principal balances of the notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Fair Value Reconciliation
The following table presents additional information about Level 3 loans held for investment, loans held for sale, and notes, certificates and secured borrowings measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017:

	Loans Held For Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2016	$4,547,138	$(252,017)	$4,295,121	$—	$—	$—	$4,572,912	$(252,017)	$4,320,895
Purchases	1,720,343	5	1,720,348	5,232,503	6,420	5,238,923	—	—	—
Transfers (to) from loans held for investment (from) to loans held for sale	(253,124)	(4,112)	(257,236)	253,124	4,112	257,236	—	—	—
Issuances	—	—	—	—	—	—	2,019,316	(17,937)	2,001,379
Sales	—	—	—	(5,483,146)	8,067	(5,475,079)	—	—	—
Principal payments and retirements	(2,383,510)	—	(2,383,510)	(2,481)	—	(2,481)	(2,941,692)	31,606	(2,910,086)
Charge-offs, net of recoveries	(489,456)	441,543	(47,913)	—	—	—	(489,456)	441,542	(47,914)
Change in fair value recorded in earnings	—	(394,485)	(394,485)	—	(18,599)	(18,599)	—	(409,506)	(409,506)
Balance at December 31, 2017	$3,141,391	$(209,066)	$2,932,325	$—	$—	$—	$3,161,080	$(206,312)	$2,954,768
Purchases	953,034	26	953,060	3,141,891	(5,714)	3,136,177	—	—	—
Transfers (to) from loans held for investment (from) to loans held for sale	(1,180)	(22,152)	(23,332)	1,180	22,152	23,332	—	—	—
Issuances	—	—	—	—	—	—	953,904	—	953,904
Sales	—	—	—	(3,143,071)	1,548	(3,141,523)	—	—	—
Principal payments and retirements	(1,754,293)	—	(1,754,293)	—	—	—	(1,756,212)	111	(1,756,101)
Charge-offs, net of recoveries	(325,514)	263,022	(62,492)	—	—	—	(325,514)	263,020	(62,494)
Change in fair value recorded in earnings	—	(162,017)	(162,017)	—	(17,986)	(17,986)	—	(184,202)	(184,202)
Balance at December 31, 2018	$2,013,438	$(130,187)	$1,883,251	$—	$—	$—	$2,033,258	$(127,383)	$1,905,875

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Loans Invested in by the Company

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans invested in by the Company at December 31, 2018 and 2017:

	Loans Invested in by the Company
	December 31, 2018			December 31, 2017
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	5.9%	16.7%	9.4%	1.7%	17.2%	9.3%
Net cumulative expected loss rates (1)	2.6%	36.8%	13.2%	0.8%	41.8%	14.3%
Cumulative expected prepayment rates (1)	27.0%	45.5%	32.5%	11.3%	46.0%	33.3%

(1)	Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of loans invested in by the Company to adverse changes in key assumptions as of December 31, 2018, are as follows:

	December 31, 2018	December 31, 2017
Fair value of loans invested in by the Company	$842,604	$597,055
Expected weighted-average life (in years)	1.4	1.5
Discount rates
100 basis point increase	$(10,487)	$(7,449)
200 basis point increase	$(20,720)	$(14,715)
Expected credit loss rates on underlying loans
10% adverse change	$(11,304)	$(10,090)
20% adverse change	$(22,504)	$(18,935)
Expected prepayment rates
10% adverse change	$(2,422)	$(3,548)
20% adverse change	$(4,785)	$(5,894)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Fair Value Reconciliation

The following table presents additional information about Level 3 loans invested in by the Company measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017:

	Loans Held For Investment by the Company			Loans Held For Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2016	$18,515	$(1,652)	$16,863	$9,345	$(297)	$9,048	$27,860	$(1,949)	$25,911
Purchases	19,069	(707)	18,362	1,629,228	(192)	1,629,036	1,648,297	(899)	1,647,398
Transfers (to) from loans held for investment (from) to loans held for sale	354,410	4,112	358,522	(354,410)	(4,112)	(358,522)	—	—	—
Sales	—	—	—	(990,267)	5,871	(984,396)	(990,267)	5,871	(984,396)
Principal payments and retirements	(16,433)	—	(16,433)	(49,248)	—	(49,248)	(65,681)	—	(65,681)
Charge-offs, net of recoveries	(4,182)	3,839	(343)	(2,375)	2,375	—	(6,557)	6,214	(343)
Change in fair value recorded in earnings	—	(15,741)	(15,741)	—	(10,093)	(10,093)	—	(25,834)	(25,834)
Balance at December 31, 2017	$371,379	$(10,149)	$361,230	$242,273	$(6,448)	$235,825	$613,652	(16,597)	$597,055
Purchases	8,697	(876)	7,821	4,353,458	(2,739)	4,350,719	4,362,155	(3,615)	4,358,540
Transfers (to) from loans held for investment (from) to loans held for sale	(324,626)	22,152	(302,474)	324,626	(22,152)	302,474	—	—	—
Sales	—	—	—	(3,862,910)	72,742	(3,790,168)	(3,862,910)	72,742	(3,790,168)
Principal payments and retirements	(47,552)	—	(47,552)	(172,334)	—	(172,334)	(219,886)	—	(219,886)
Charge-offs, net of recoveries	(4,380)	3,633	(747)	(15,398)	15,223	(175)	(19,778)	18,856	(922)
Change in fair value recorded in earnings	—	(15,695)	(15,695)	—	(86,320)	(86,320)	—	(102,015)	(102,015)
Balance at December 31, 2018	$3,518	$(935)	$2,583	$869,715	$(29,694)	$840,021	$873,233	(30,629)	$842,604

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for asset-backed securities related to structured program transactions at December 31, 2018 and 2017:

	Asset-Backed Securities Related to Structured Program Transactions
	December 31, 2018			December 31, 2017
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	3.2%	19.6%	8.8%	5.8%	15.0%	9.5%
Net cumulative expected loss rates (1)	6.3%	43.9%	18.4%	10.9%	37.2%	19.7%
Cumulative expected prepayment rate (1)	21.0%	33.0%	30.1%	28.3%	33.7%	30.5%

(1)	Expressed as a percentage of the outstanding collateral balance.

Significant Recurring Level 3 Fair Value Input Sensitivity

The following tables present adverse changes to the fair value sensitivity of asset-backed securities related to structured program transactions to changes in key assumptions at December 31, 2018 and 2017:

	December 31, 2018
	Asset-Backed Securities Related to Structured Program Transactions
	Senior Securities	Subordinated Residual Certificates	CLUB Certificates
Fair value of interests held	$56,489	$11,849	$48,430
Expected weighted-average life (in years)	1.0	1.3	1.2
Discount rates
100 basis point increase	$(526)	$(149)	$(472)
200 basis point increase	$(1,032)	$(293)	$(932)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(1,573)	$(1,070)
20% adverse change	$—	$(3,159)	$(2,112)
Expected prepayment rates
10% adverse change	$—	$(786)	$(291)
20% adverse change	$—	$(1,599)	$(562)

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

Fair Value Reconciliation

The following table presents additional information about Level 3 asset-backed subordinated residual certificates related to Company-sponsored securitization and CLUB Certificate transactions measured at fair value on a recurring basis for the year ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Fair value at beginning of period	$10,029	$—
Additions	65,098	11,538
Redemptions	(2,742)	—
Cash received	(9,329)	(6)
Change in unrealized gain (loss)	201	(29)
Other-than-temporary impairment	(2,978)	(1,474)
Fair value at end of period	$60,279	$10,029

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Servicing Assets and Liabilities

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets and liabilities at December 31, 2018 and 2017:

	Servicing Assets and Liabilities
	December 31, 2018			December 31, 2017
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted-Average
Discount rates	4.8%	16.7%	9.0%	1.9%	17.1%	8.8%
Net cumulative expected loss rates (1)	2.8%	38.7%	12.5%	0.4%	41.8%	12.4%
Cumulative expected prepayment rates (1)	13.9%	42.9%	31.9%	11.3%	51.0%	31.7%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.66%	0.66%	0.66%	0.66%	0.90%	0.66%

(1)	Expressed as a percentage of the original principal balance of the loan.

(2)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

Significant Recurring Level 3 Fair Value Input Sensitivity

The Company’s selection of the most representative market servicing rates for servicing assets and liabilities is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets and liabilities, calculated using different market servicing rate assumptions as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Servicing Assets	Servicing Liabilities	Servicing Assets	Servicing Liabilities
Weighted-average market servicing rate assumptions	0.66%	0.66%	0.66%	0.66%
Change in fair value from:
Servicing rate increase by 0.10%	$(10,878)	$40	$(7,749)	$233
Servicing rate decrease by 0.10%	$10,886	$(32)	$7,760	$(222)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017:

	Servicing Assets	Servicing Liabilities
Fair value at December 31, 2016	$21,398	$2,846
Issuances (1)	34,950	333
Changes in fair value, included in investor fees	(23,172)	(2,346)
Other net changes included in deferred revenue	500	—
Fair value at December 31, 2017	$33,676	$833
Issuances (1)	55,403	—
Changes in fair value, included in investor fees	(31,233)	(751)
Other net changes included in deferred revenue	6,160	—
Fair value at December 31, 2018	$64,006	$82

(1)	Represents the gains or losses on sales of the related loans.

Loan Trailing Fee Liability

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan trailing fee liability at December 31, 2018 and 2017:

	Loan Trailing Fee Liability
	December 31, 2018			December 31, 2017
	Minimum	Maximum	Weighted Average-	Minimum	Maximum	Weighted Average-
Discount rates	4.8%	16.7%	9.5%	1.9%	17.1%	8.9%
Net cumulative expected loss rates (1)	2.8%	38.7%	14.0%	0.8%	41.8%	13.2%
Cumulative expected prepayment rates (1)	16.5%	43.1%	32.2%	11.3%	51.0%	31.4%

(1)	Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of the loan trailing fee liability to adverse changes in key assumptions would not result in a material impact on the Company’s financial position.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Fair Value Reconciliation

The following table presents additional information about the Level 3 loan trailing fee liability measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017:

Year Ended December 31,	2018	2017
Fair value at beginning of period	$8,432	$4,913
Issuances	7,614	7,470
Cash payment of Loan Trailing Fee	(6,803)	(4,358)
Change in fair value, included in Origination and Servicing	767	407
Fair value at end of period	$10,010	$8,432

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value:

December 31, 2018	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$372,974	$—	$372,974	$—	$372,974
Restricted cash (1)	271,084	—	271,084	—	271,084
Servicer reserve receivable	669	—	669	—	669
Deposits	1,093	—	1,093	—	1,093
Total assets	$645,820	$—	$645,820	$—	$645,820
Liabilities:
Accrued expenses and other liabilities	$18,483	$—	$—	$18,483	$18,483
Accounts payable	7,104	—	7,104	—	7,104
Payable to investors	149,052	—	149,052	—	149,052
Payable to securitization note holders	256,354	—	256,354	—	256,354
Credit facilities and securities sold under repurchase agreements	458,802	—	57,012	401,790	458,802
Total liabilities	$889,795	$—	$469,522	$420,273	$889,795

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2017	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$401,719	$—	$401,719	$—	$401,719
Restricted cash (1)	242,570	—	242,570	—	242,570
Servicer reserve receivable	13,685	—	13,685	—	13,685
Deposits	855	—	855	—	855
Total assets	$658,829	$—	$658,829	$—	$658,829
Liabilities:
Accrued expenses and other liabilities	$13,856	$—	$—	$13,856	$13,856
Accounts payable	11,151	—	11,151	—	11,151
Payable to investors	143,310	—	143,310	—	143,310
Payable to securitization note holders	310,644	—	310,644	—	310,644
Payable to revolving credit facilities	32,100	—	—	32,100	32,100
Total liabilities	$511,061	$—	$465,105	$45,956	$511,061

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

December 31,	2018	2017
Internally developed software (1)	$141,233	$107,370
Leasehold improvements	31,109	26,949
Computer equipment	24,204	20,324
Purchased software	10,139	8,284
Furniture and fixtures	8,468	7,567
Construction in progress	4,106	1,202
Total property, equipment and software	219,259	171,696
Accumulated depreciation and amortization	(105,384)	(69,763)
Total property, equipment and software, net	$113,875	$101,933

(1)	Includes $10.3 million and $10.7 million in development in progress as of December 31, 2018 and 2017, respectively.

Depreciation and amortization expense on property, equipment and software was $47.0 million, $40.3 million and $25.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company recorded impairment expense on its internally developed software of $3.8 million, $2.4 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company records impairment expense on its internally developed software in “Engineering and product development” expense in the Consolidated Statements of Operations.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

10. Other Assets

Other assets consist of the following:

December 31,	2018	2017
Loan servicing assets, at fair value (1)	$64,006	$33,676
Prepaid expenses	25,598	23,427
Accounts receivable	19,322	12,323
Other investments	8,503	10,268
Deferred financing costs	2,117	2,952
Servicer reserve receivable	669	13,685
Insurance reimbursement receivable	—	52,119
Other	4,752	7,828
Total other assets	$124,967	$156,278

(1)	Loans underlying loan servicing rights had a total outstanding principal balance of $10.9 billion and $8.2 billion as of December 31, 2018 and 2017, respectively.

11. Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of customer relationships. The gross and net carrying values and accumulated amortization as of December 31, 2018 and 2017, were as follows:

December 31,	2018	2017
Gross Carrying Value	$39,500	$39,500
Accumulated Amortization	(21,452)	(17,577)
Net Carrying Value	$18,048	$21,923
The customer relationship intangible assets are amortized on an accelerated basis over a 14 year period. Amortization expense associated with intangible assets for the years ended December 31, 2018, 2017 and 2016 was $3.9 million, $4.3 million and $4.8 million, respectively.

The expected future amortization expense for intangible assets as of December 31, 2018, is as follows:

Year Ending December 31,
2019	$3,498
2020	3,122
2021	2,746
2022	2,370
2023	1,994
Thereafter	4,318
Total	$18,048

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Goodwill

Goodwill consists of the following:

Balance at December 31, 2016	$35,633
Goodwill impairment	—
Balance at December 31, 2017	35,633
Goodwill impairment	35,633
Balance at December 31, 2018	$—
The Company's annual goodwill impairment testing date is April 1. In testing for potential impairment of goodwill, management performed an assessment of the Company's education and patient finance reporting unit (PEF), which is the only reporting unit with goodwill. Upon completion of the annual impairment test, the Company recorded a goodwill impairment expense of $35.6 million during the year ended December 31, 2018, resulting in full impairment of the remaining goodwill of PEF, and a goodwill impairment expense of $37.1 million during the year ended December 31, 2016. The Company did not record any goodwill impairment expense during the year ended December 31, 2017.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

12. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

December 31,	2018	2017
Accrued expenses	$42,507	$21,317
Accrued compensation	36,105	30,549
Transaction fee refund reserve	19,543	14,528
Deferred rent	16,211	14,734
Contingent liabilities (1)	12,750	129,887
Loan trailing fee liability, at fair value	10,010	8,432
Deferred revenue	9,420	3,415
Payable to issuing banks	1,182	1,894
Loan servicing liabilities, at fair value	82	833
Other	4,308	2,791
Total accrued expenses and other liabilities	$152,118	$228,380

(1)	See “Note 19. Commitments and Contingencies” for further information.

13. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents other cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) were as follows:

Year Ended December 31,	2018
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on securities available for sale	$252	$83	$169
Other comprehensive income (loss)	$252	$83	$169

Year Ended December 31,	2017
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on securities available for sale	$184	$(591)	$775
Other comprehensive income (loss)	$184	$(591)	$775

Year Ended December 31,	2016
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on securities available for sale	$1,515	$611	$904
Other comprehensive income (loss)	$1,515	$611	$904

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Accumulated other comprehensive income (loss) balances were as follows:

Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(767)
Change in net unrealized gain (loss) on securities available for sale	775
Less: Other comprehensive income (loss) attributable to noncontrolling interests	13
Balance at December 31, 2017	$(5)
Change in net unrealized gain (loss) on securities available for sale	169
Less: Other comprehensive income (loss) attributable to noncontrolling interests	7
Balance at December 31, 2018	$157

14. Debt

Credit Facilities and Securities Sold Under Repurchase Agreements

The Company may enter into arrangements in the ordinary course of business pursuant to which the Company can incur indebtedness. Below is a description of certain of these arrangements:

Warehouse Credit Facilities

The Company’s wholly-owned subsidiaries, Warehouse I, Warehouse II, and Warehouse III (Warehouse Subsidiaries) entered into secured warehouse credit facilities (Warehouse Facilities) with certain lenders during 2017 and 2018. The Warehouse Subsidiaries each entered into a credit agreement and security agreement with a commercial bank as administrative agent and a national banking association as collateral trustee and paying agent, as further described below.

Warehouse I may borrow up to $250.0 million (Warehouse Facility I) and Warehouse II may borrow up to $200.0 million (Warehouse Facility II), each on a revolving basis until the earliest of October 10, 2019 for Warehouse Facility I and March 23, 2020 for Warehouse Facility II, or another event that constitutes a “Commitment Termination Date” under the respective credit agreements. Proceeds may only be used to purchase certain unsecured personal loans, including related assets, from the Company and to pay fees and expenses related to the applicable facilities. Warehouse I matures on October 10, 2020 and Warehouse II matures on the earlier to occur of twelve months after the Commitment Termination Date or January 23, 2021, at which dates Warehouse I and Warehouse II must repay all outstanding borrowings of the facilities.

Warehouse III borrowed $34.2 million on a term loan basis (Warehouse Facility III) maturing June 29, 2021. Proceeds under Warehouse Facility III were used to purchase certain auto refinance loans, including related assets, from the Company and to pay fees and expenses related to the facility. The amount borrowed under Warehouse Facility III amortizes over time through regular principal and interest payments collected from the auto refinance loans. The entire amount of the outstanding debt may be prepaid at any time without penalty.

The creditors of the Warehouse Facilities have no recourse to the general credit of the Company. Borrowings under the Warehouse Facilities bear interest at an annual benchmark rate of LIBOR plus a spread ranging from 1.85% to 2.75%, or at an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement). Interest is payable monthly. Borrowings may be prepaid without penalty. In addition, Warehouse Facility I and Warehouse Facility II require payment of a monthly unused commitment fee ranging from 0.50% to 1.25% per annum on the average undrawn portion available under such facilities.

The Warehouse Facilities contain certain covenants. As of December 31, 2018, the Company was in material compliance with all applicable covenants under the respective credit agreements.
As of December 31, 2018 and 2017, the Company had $306.8 million and $32.1 million, respectively, in aggregate debt outstanding under the Warehouse Facilities with collateral consisting of aggregate outstanding principal balances of $467.4 million and $62.1 million, respectively, included in “Loans held for sale by the Company at fair value” and restricted cash of $25.2 million and $4.1 million, respectively, included in the Consolidated Balance Sheets.

Revolving Credit Facility

On December 17, 2015, the Company entered into a credit and guaranty agreement and pledge and security agreement with several lenders for an aggregate $120.0 million secured revolving credit facility (Revolving Facility). In connection with the credit agreement, the Company entered into a pledge and security agreement with a financial services company, as collateral agent.

The Company may borrow under the Revolving Facility until December 17, 2020. Repayment of any outstanding proceeds are payable on December 17, 2020, but may be prepaid without penalty.

Borrowings under the Revolving Facility bear interest, at the Company’s option, at an annual rate of LIBOR plus a spread of 1.75% to 2.00%, which is fixed for a Company-selected interest period of one, two, three, six or 12 months, or at an alternative base rate (which is tied to either the prime rate, federal funds effective rate, or the adjusted eurocurrency rate, as defined in the credit agreement). Base rate borrowings may be prepaid at any time without penalty, however pre-payment of LIBOR-based borrowings before the end of the selected interest period may result in the Company incurring expense to compensate the lenders for their funding costs through the end of the interest period. Interest is payable quarterly. Additionally, the Company is required to pay a quarterly commitment fee to the lenders of between 0.25% and 0.375% per annum, depending on the Company’s total net leverage ratio, on the average undrawn portion available under the Revolving Facility.

The Revolving Facility contains certain covenants. As of December 31, 2018, the Company was in material compliance with all applicable covenants in the credit and guaranty agreement.

The Company had $95.0 million in debt outstanding under the Revolving Facility as of December 31, 2018. The Company had no debt outstanding under the Revolving Facility as of December 31, 2017.

Repurchase Agreements

On August 8, 2018 and November 8, 2018, the Company entered into master repurchase agreements pursuant to which the Company may sell securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. The Company is subject to margin calls based on the fair value of the collateral pledged. As of December 31, 2018, the Company had $57.0 million in aggregate debt outstanding under its repurchase agreements, with contractual repurchase dates ranging from February 20, 2019 to January 15, 2026, which correspond to either a set repurchase schedule or to the maturity dates of the underlying securities which have been sold, and which have a weighted-average estimated life of approximately one year. Such debt is included in “Credit facilities and securities sold under repurchase agreements” on the Consolidated Balance Sheets. The

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

underlying securities pledged as collateral of $53.6 million consist of asset-backed securities, which are included in “Securities available for sale” on the Consolidated Balance Sheets.

Payable to Securitization Note and Residual Certificate Holders

On December 13, 2018, the Company sponsored an asset-backed securities securitization transaction consisting of approximately $300.0 million in unsecured personal whole loans facilitated through the Company’s platform. The Depositor sold 95% of the notes to third party-investors for $256.2 million in net proceeds. The residual certificates were retained by the Company. The securitization trust used to effect this transaction is a VIE that the Company consolidates because the Company is the primary beneficiary of the VIE.

The notes held by third-party investors are classified as debt in the Company’s Consolidated Balance Sheets. The notes are carried at amortized cost. The associated debt issuance costs of $2.6 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs of $256.4 million are included in “Payable to securitization note and residual certificate holders” in the Consolidated Balance Sheets as of December 31, 2018 and are secured by an aggregate outstanding principal balance of $294.8 million included in “Loans held for Sale by the Company at fair value” and restricted cash of $9.3 million included in the Consolidated Balance Sheets as of December 31, 2018.

On December 6, 2017, the Company consolidated a securitization trust because the Company was the primary beneficiary of the trust. As a result, the senior securities and subordinated residual certificates held by third-party investors and unamortized debt issuance costs totaling $312.1 million were included in “Payable to securitization note and residual certificate holders” in the Company’s Consolidated Balance Sheets as of December 31, 2017 and were secured by an aggregate outstanding principal balance of $359.4 million included in “Loans held for investment by the Company at fair value” and restricted cash of $18.7 million included in the Consolidated Balance Sheets as of December 31, 2017. In May 2018, the Company sold a portion of the residual certificates and no longer holds significant variable interests in the securitization trust. As a result, the Company deconsolidated the securitization trust, including the derecognition of the payable to securitization note and residual certificate holders.

15. Secured Borrowings

In October 2017, LCAM initiated the wind-down of six funds by redeeming the LC Trust certificates issued to the funds and transferring the loan participations underlying the redeemed certificates to third party investors. The loan participation for two of the funds transferred did not meet the definition of participating interests because the Company provided a credit support agreement under which the investor has a recourse to the Company for credit losses in excess of a certain minimum loss coverage hurdle. The transfer of the loan participations in these two funds was accounted for as secured borrowings and the underlying whole loans were not derecognized from the Company’s Consolidated Balance Sheets. The Company has elected the fair value option for the secured borrowings.

As of December 31, 2018, the fair value of the secured borrowings was $80.6 million secured by aggregate outstanding principal balance of $81.1 million included in “Loans held for investment at fair value” in the Consolidated Balance Sheets. As of December 31, 2017, the fair value of the secured borrowings was $232.4 million secured by aggregate outstanding principal balance of $242.7 million included in “Loans held for investment at fair value” in the Consolidated Balance Sheets. Changes in the fair value of the secured borrowings are partially offset by the associated loan participations, and the net effect is changes in fair value of the credit support agreement through earnings. As of both December 31, 2018 and 2017, the fair value of this credit support agreement was $2.8 million. The fair value of the credit support agreement is equal to the present value of the probability-weighted estimate of expected payments over a range of loss scenarios. See “Note 6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings” for additional information.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

16. Stockholders’ Equity

Share Repurchases

On February 9, 2016, the board of directors approved a share repurchase program under which LendingClub may repurchase up to $150.0 million of the Company’s common shares in open market or privately negotiated transactions in compliance with Securities and Exchange Act Rule 10b-18. This repurchase plan was valid for one year and did not obligate the Company to acquire any particular amount of common stock. In the first quarter of 2016, the Company repurchased 2,282,700 shares of its common stock at a weighted-average purchase price of $8.52 per share for an aggregate purchase price of $19.5 million. There were no shares repurchased during 2017 and 2018.

Common Stock Reserved for Future Issuance

As of December 31, 2018 and 2017, the Company had shares of common stock reserved for future issuance as follows:

December 31,	2018	2017
Unvested RSUs, PBRSUs and stock options outstanding	60,236,881	47,538,097
Available for future RSU, PBRSU and stock option grants	51,936,002	49,277,465
Available for ESPP	11,537,003	8,695,999
Total reserved for future issuance	123,709,886	105,511,561

17. Employee Incentive and Retirement Plans

The Company’s 2014 Equity Incentive Plan (EIP) provides for granting RSUs, PBRSUs and stock options to employees, officers and directors. In addition, the Company offers an ESPP and a retirement plan to eligible employees.

Stock-based compensation expense was as follows for the periods presented:

Year Ended December 31,	2018	2017	2016
RSUs and PBRSUs	$66,005	$54,116	$41,737
Stock options	7,387	15,103	23,203
ESPP	1,695	1,605	1,686
Stock issued related to acquisition	—	159	2,575
Total stock-based compensation expense	$75,087	$70,983	$69,201
The following table presents the Company’s stock-based compensation expense recorded in the Consolidated Statements of Operations:

Year Ended December 31,	2018	2017	2016
Sales and marketing	$7,362	$7,654	$7,546
Origination and servicing	4,322	4,804	4,159
Engineering and product development	20,478	22,047	19,858
Other general and administrative	42,925	36,478	37,638
Total stock-based compensation expense	$75,087	$70,983	$69,201

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The Company capitalized $9.1 million, $9.2 million and $9.8 million of stock-based compensation expense associated with developing software for internal use during the years ended December 31, 2018, 2017 and 2016, respectively.

In 2016, the board of directors approved incentive retention awards to certain members of the executive management team and other key personnel. These incentive awards consisted of an aggregate of $16.3 million of RSUs and $18.6 million of cash. These incentive retention awards were recognized as compensation expense ratably through May 2017.

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs during the year ended December 31, 2018:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	26,578,298	$6.03
Granted	45,931,442	$3.39
Vested	(13,956,046)	$5.12
Forfeited/expired	(15,354,680)	$4.45
Unvested at December 31, 2018	43,199,014	$4.05

During the year ended December 31, 2018, the Company granted 45,931,442 RSUs with an aggregate fair value of $155.6 million.

As of December 31, 2018, there was $165.0 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 3.0 years.

Performance-based Restricted Stock Units

During the first quarters of 2017 and 2018, the Company granted its Chief Executive Officer and Chief Financial Officer a total of 1,595,236 PBRSUs, of which 1,273,218 remained unvested as of December 31, 2018. PBRSUs are equity awards that may be earned based on achieving pre-established performance metrics over a specific performance period. Depending on the probability of achieving the pre-established performance targets, the PBRSUs issued could range from 0% to 200% of the target amount. PBRSUs granted under the Company’s EIP generally have a one-year performance period with one-half of the grant vesting over one-year following the completion of the performance period and the remaining one-half vesting over two-years following the completion of the performance period. Over the performance period, the number of PBRSUs that may be earned and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the pre-established performance targets against the performance metrics.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following table summarizes the activities for the Company’s PBRSUs during the year ended December 31, 2018:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	550,459	$5.22
Granted	1,044,777	$3.38
Vested	—	$—
Forfeited/expired	(322,018)	$5.31
Unvested at December 31, 2018	1,273,218	$3.71

For the years ended December 31, 2018 and 2017, the Company recognized $2.8 million and $1.0 million in stock-based compensation expense related to these PBRSUs, respectively.

As of December 31, 2018, there was $2.2 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 1.7 years.

Stock Options

The following table summarizes the activities for the Company’s stock options during 2018:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2017	20,409,340	$5.28
Granted	—	$—
Exercised	(1,058,374)	$1.85
Forfeited/Expired	(3,586,317)	$6.85
Outstanding at December 31, 2018	15,764,649	$5.16	4.85	$11,170
Exercisable at December 31, 2018	14,724,947	$5.01	4.68	$11,170

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $2.63 as reported on the New York Stock Exchange on December 31, 2018.

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

The aggregate intrinsic value of options exercised was $1.9 million, $27.0 million and $74.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total fair value of stock options vested for the years ended December 31, 2018, 2017 and 2016 was $9.8 million, $19.6 million and $32.9 million, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

As of December 31, 2018, the total unrecognized compensation cost related to outstanding stock options was $3.2 million, which is expected to be recognized over the next 1.3 years.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

Year Ended December 31,	2016
Expected dividend yield	—
Weighted-average assumed stock price volatility	51.6%
Weighted-average risk-free interest rate	1.34%
Weighted-average expected life (in years)	6.15

There were no stock options granted during the years ended December 31, 2018 and 2017.

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

The Company’s employees purchased 1,809,202, 1,319,537 and 1,508,513 shares of common stock under the ESPP during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, 2017 and 2016, a total of 11,537,003, 8,695,999 and 5,408,441 shares remain reserved for future issuance, respectively.

The fair value of stock purchase rights granted to employees under the ESPP is measured on the grant date using the Black-Scholes option pricing model. The compensation expense related to ESPP purchase rights is recognized on a straight-line basis over the six-month requisite service period. We used the following assumptions in estimating the fair value of the grants under the ESPP, which are derived using the same methodology applied to stock option assumptions:

Year Ended December 31,	2018	2017	2016
Expected dividend yield	—	—	—
Weighted-average assumed stock price volatility	54.6%	45.1%	50.1%
Weighted-average risk-free interest rate	2.29%	1.21%	0.51%
Weighted-average expected life (in years)	0.50	0.50	0.50

For the years ended December 31, 2018, 2017, and 2016, the dates of the assumptions were May 11, 2018 and November 11, 2018, May 11, 2017 and November 11, 2017 and May 11, 2016 and November 11, 2016, respectively.

Retirement Plan

Upon completing 90 days of service, employees may participate in the Company’s qualified retirement plan that is governed by section 401(k) of the IRS Code. Participants may elect to contribute a portion of their annual compensation up to the maximum limit allowed by federal tax law. In the first quarter of 2016, the Company approved an employer match of up to 4% of an employee’s eligible compensation with a maximum annual match of

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

$5,000 per employee. The total expense for the employer match for the years ended December 31, 2018, 2017 and 2016 was $5.0 million, $4.4 million and $3.9 million, respectively.

Stock Issued Related to Acquisition

As part of the Springstone acquisition in 2014, the sellers received shares of the Company’s Series F convertible preferred stock having an aggregate value of $25.0 million (Share Consideration). $22.1 million of the Share Consideration was subject to certain vesting and forfeiture conditions over a three-year period for key continuing employees. This was accounted for as a compensation agreement and expensed over the three-year vesting period. In conjunction with the conversion of preferred stock upon the IPO, these preferred shares were converted into common shares.

One-Time Severance Costs

On June 22, 2016, the Board of the Company approved a plan to reduce the number of employees, which included payment of severance benefits to certain employees whose positions were affected. The plan authorized the reduction of up to 179 positions, or approximately 12% of the Company’s workforce. The purpose of the action was to reduce costs, streamline operations and more closely align staffing with anticipated loan volumes. As a result, the Company recorded and paid $2.7 million in severance costs during 2016 related to this reduction in employees, which were predominately comprised of cash severance. No such reduction plans were implemented during the years ended December 31, 2018 or 2017. The following table presents the severance expense recorded in the Company’s Consolidated Statements of Operations for the year ended December 31, 2016:

Year Ended December 31,	2016
Sales and marketing	$772
Origination and servicing	1,174
Engineering and product development	134
Other general and administrative	650
Total severance expense	$2,730

18. Income Taxes

Loss before income tax expense (benefit) less loss attributable to noncontrolling interests was $(128.3) million, $(153.2) million and $(150.2) million for the years ended December 31, 2018, 2017 and 2016, respectively. Income tax expense (benefit) consisted of the following for the periods shown below:

Year Ended December 31,	2018	2017	2016
Current:
Federal	$(57)	$498	$(515)
State	100	134	(267)
Total current tax expense (benefit)	$43	$632	$(782)

Deferred:
Federal	$—	$—	$(2,589)
State	—	—	(857)
Total deferred tax (benefit) expense	$—	$—	$(3,446)
Income tax expense (benefit)	$43	$632	$(4,228)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Income tax expense for the year ended December 31, 2018 was primarily attributable to current state income taxes, partially offset by the tax effects of unrealized gains credited to other comprehensive income associated with the Company’s available for sale portfolio. Income tax expense for the year ended December 31, 2017 was primarily attributable to the tax effects of unrealized gains credited to other comprehensive income associated with the Company’s available for sale portfolio. Income tax benefit for the year ended December 31, 2016 was primarily attributable to the impairment of tax-deductible goodwill from the acquisition of Springstone, which previously gave rise to an indefinite-lived deferred tax liability, and the tax effects of unrealized gains credited to other comprehensive income associated with the Company’s available for sale portfolio.

A reconciliation of the income taxes expected at the statutory federal income tax rate and Income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016, is as follows:

Year Ended December 31,	2018	2017	2016
Tax at federal statutory rate	$(26,936)	$(52,089)	$(51,072)
State tax, net of federal tax benefit	100	42	(1,028)
Stock-based compensation expense	6,559	3,171	3,509
Research and development tax credits	(7,839)	(5,022)	(688)
Change in valuation allowance	19,140	(3,532)	42,714
Change in unrecognized tax benefit	3,920	2,922	2,817
Tax rate change	—	53,048	—
Non-deductible expenses	5,143	2,212	130
Other	(44)	(120)	(610)
Income tax expense (benefit)	$43	$632	$(4,228)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 were:

December 31,	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$128,193	$95,611
Stock-based compensation	11,434	18,117
Reserves and accruals	25,373	56,111
Goodwill	21,580	5,666
Intangible assets	2,782	3,364
Tax credit carryforwards	14,363	7,499
Other	908	637
Total deferred tax assets	204,633	187,005
Valuation allowance	(169,291)	(140,623)
Deferred tax assets – net of valuation allowance	$35,342	$46,382

Deferred tax liabilities:
Internally developed software	$(21,813)	$(19,340)
Accrued receivables	—	(13,838)
Servicing fees	—	(8,630)
Depreciation and amortization	(4,137)	(3,047)
Change in tax method	(7,349)	—
Other	(2,043)	(1,527)
Total deferred tax liabilities	$(35,342)	$(46,382)
Deferred tax asset (liability) – net	$—	$—

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2018 and 2017, the valuation allowance was $169.3 million and $140.6 million, respectively.

As of December 31, 2018, the Company had federal and state net operating loss (NOL) carryforwards of approximately $447.6 million and $435.8 million, respectively, to offset future taxable income. The federal and majority of state NOL carryforwards start expiring in 2026 and 2028, respectively. Additionally, as of December 31, 2018, the Company had federal and state research and development credit carryforwards of $14.0 million and $13.5 million, respectively. The federal research credit carryforwards will expire beginning in 2026 and the state research credits may be carried forward indefinitely. As of December 31, 2018, the Company also had other state tax credit carryforwards of $2.2 million which will expire beginning in 2020.

In general, a corporation’s ability to utilize its NOL and research and development credit carryforwards may be substantially limited due to the ownership change limitations as required by Section 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), as well as similar state provisions. The federal and state Section 382 and 383 limitations may limit the use of a portion of the Company’s domestic NOL and tax credit carryforwards. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016, is as follows:

Year Ended December 31,	2018	2017	2016
Beginning balance	$7,784	$3,246	$429
Gross increase for tax positions related to prior years	2,744	2,330	677
Gross increase for tax positions related to the current year	2,849	2,208	2,140
Ending balance	$13,377	$7,784	$3,246

If the unrecognized tax benefit as of December 31, 2018 is recognized, there will be no effect on the Company’s effective tax rate as the tax benefit would increase a deferred tax asset, which is currently offset with a full valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. As of December 31, 2018, the Company had no accrued interest and penalties related to unrecognized tax benefits. The Company does not expect any significant increases or decreases to its unrecognized benefits within the next twelve months.

The Company files income tax returns in the United States and various state jurisdictions. As of December 31, 2018, the Company’s federal tax returns for 2014 and earlier, and the state tax returns for 2013 and earlier were no longer subject to examination by the taxing authorities. However, tax periods closed in a prior period may be subject to audit and re-examination by tax authorities for which tax carryforwards are utilized in subsequent years.

19. Commitments and Contingencies

Operating Lease Commitments

The Company’s corporate headquarters are located in San Francisco, California, and consist of approximately 127,000 square feet of office space under a lease agreement. The lease agreement expires in April 2026, with the right to renew the lease term for two consecutive renewal terms of five years each.

The Company has 169,000 square feet of additional office space under lease agreements in San Francisco, California, the longest of which is expected to expire in June 2022. Under these lease agreements, the Company has an option to extend nearly all of the space for five years. The Company has sublease agreements in place for 82,700 square feet of this office space, the longest of which is expected to expire in May 2022.

In November 2018, the Company entered into a lease agreement for approximately 71,000 square feet of office space in the Salt Lake City area, which expires in March 2029, with the option to extend for three consecutive renewal terms of five years each. The Company has 17,000 square feet of additional office space under a lease agreement in the Salt Lake City area, which expires in March 2019.

The Company has additional leased office space of approximately 26,000 square feet in Westborough, Massachusetts, under a lease agreement that expires in July 2021.

Total facilities rental expense for the years ended December 31, 2018, 2017 and 2016 was $17.1 million, $15.7 million and $14.2 million, respectively. Sublease rental income was $0.4 million for both the years ended December 31, 2018 and 2017. The Company had no sublease rental income for the year ended December 31, 2016. Minimum lease payments for the years ended December 31, 2018, 2017 and 2016 were $16.4 million, $15.1 million and $11.9 million, respectively. As of December 31, 2018, the Company pledged $1.1 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The Company’s future minimum payments under non-cancelable operating leases in excess of one year and anticipated sublease income as of December 31, 2018, were as follows:

Year Ended December 31,	Operating Leases	Subleases	Net
2019	$17,124	$(3,743)	$13,381
2020	19,442	(5,232)	14,210
2021	19,900	(5,389)	14,511
2022	15,626	(2,304)	13,322
2023	11,624	—	11,624
Thereafter	35,429	—	35,429
Total	$119,145	$(16,668)	$102,477

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, which serves as the Company’s primary issuing bank for loans facilitated through the Company’s platform, WebBank retains ownership of the loans it originates for two business days after origination. As part of this arrangement, the Company is committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of December 31, 2018 and 2017, the Company was committed to purchase loans with an outstanding principal balance of $55.9 million and $54.2 million at par, respectively.

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

As a result of the loan repurchase obligations described above, the Company repurchased $4.0 million, $2.2 million and $46.7 million in loans, notes and certificates during 2018, 2017 and 2016 respectively.

Purchase Commitments

As required by applicable regulations, the Company must make firm offers of credit with respect to pre-approval direct mail it sends out to prospective applicants provided such applicants continue to meet the credit worthiness criteria which were used to screen them at the time of their application. If such loans are accepted by the applicants but not otherwise funded by investors on the platform, the Company is required to provide funding for the loans. The Company was not required to purchase any such loans during 2018. Additionally, loans in the process of being

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

facilitated through the Company’s platform and originated by the Company’s issuing bank partner at December 31, 2018, were substantially funded in January 2019. As of the date of this report, no loans remained without investor commitments and the Company was not required to purchase any of these loans.

In addition, if neither the Company nor Springstone can arrange for other investors to invest in or purchase loans that Springstone facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner (Pool B loans), the Company and Springstone are contractually committed to purchase these loans. As of December 31, 2018 and 2017, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s Consolidated Balance Sheets. During the year ended December 31, 2018, the Company was required to purchase $25.0 million of Pool B loans. Pool B loans are held on the Company’s Consolidated Balance Sheets and have an outstanding principal balance and fair value of $30.4 million and $26.6 million as of December 31, 2018, respectively, and $20.1 million and $18.2 million as of December 31, 2017, respectively. The Company believes it will be required to purchase additional Pool B loans in 2019 as it seeks to arrange for other investors to invest in or purchase these loans.

Credit Support Agreements

The Company is subject to a credit support agreement with Cirrix Capital (Investment Fund). The credit support agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the Investment Fund’s certificates that are in excess of a specified, aggregate net loss threshold. On April 14, 2017, the credit support agreement was terminated effective December 31, 2016. However, the Company remains subject to the credit support agreement for credit losses on loans underlying the Investment Fund’s certificates that were issued on or prior to December 31, 2016. The Company pledged and restricted cash in the amount of $0.8 million and $2.2 million as of December 31, 2018 and December 31, 2017, respectively, to support this contingent obligation. The Company’s maximum exposure to loss under this credit support agreement was limited to $6.0 million as of December 31, 2018 and 2017, for which no liability was accrued as of December 31, 2018 or 2017.

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

Legal

The Company is subject to various claims brought in a litigation or regulatory context. These matters include lawsuits and federal regulatory actions relating to and arising from the internal board review described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Board Review” contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the Board Review). Of these matters relating to and arising from the Board Review, the Company has settled certain significant class action and subsequent “opt-out” lawsuits and investigations conducted by the Securities and Exchange Commission and Department of Justice, leaving derivative lawsuits and litigation with the FTC outstanding. In addition to the Board Review related matters, the Company continues to cooperate in federal and state regulatory examinations, investigations, and actions relating to the Company’s business practices and licensing, and is a party to a number of routine litigation matters arising in the ordinary course of business. The majority of these claims and proceedings relate to or arise from alleged state or federal law and regulatory violations, or are alleged commercial disputes or consumer complaints. The Company accrues for costs related to contingencies when a loss from such claims is probable and the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable and the loss can be reasonably estimated, the Company reviews

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, the Company does not accrue for a potential litigation loss. In those situations, the Company discloses an estimate or range of the reasonably possible losses, if such estimates can be made. Except as otherwise specifically noted below, at this time, the Company does not believe that it is possible to estimate the reasonably possible losses or a range of reasonably possible losses related to the matters described below.

Derivative Lawsuits

In May 2016 and August 2016, respectively, two putative shareholder derivative actions were filed (Avila v. Laplanche, et al., No. CIV538758 and Dua v. Laplanche, et al., CGC-16-553731) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. Both actions were voluntarily dismissed without prejudice. On December 14, 2016, a new putative shareholder derivative action was filed in the Delaware Court of Chancery (Steinberg, et al. v. Morris, et al., C.A. No. 12984-CB), against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. In addition, on August 18, 2017, another putative shareholder derivative action was filed in the Delaware Court of Chancery (Fink, et al. v. Laplanche, et al., C.A. No. 2017-0600). These matters arise from claims that the Board allegedly breached its fiduciary duty by failing to provide adequate oversight over the Company’s practices and procedures, and purport to plead derivative claims under Delaware law. The court ultimately consolidated the cases, selecting the Steinberg plaintiffs as lead plaintiffs, and designating the Steinberg complaint as the operative complaint (consolidated Delaware matter). In June 2018, the Company and the individual defendants brought a motion to dismiss the consolidated Delaware matter on demand futility grounds or in the alternative to stay the matter. Defendants in the consolidated Delaware matter recently consented to the filing of a supplemental consolidated complaint in the case, and the plaintiffs filed that supplemental complaint on January 11, 2019. Defendants have not yet filed a response to this supplemental complaint. Opening briefs in support of Defendants’ motions to dismiss the supplemental complaint are due February 22, 2019.

On November 6, 2017, another putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Sawyer v. Sanborn, et al., No. 3:17-cv-06447) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action is based on allegations similar to those in a consolidated putative securities class action litigation (In re LendingClub Securities Litigation, No. 16-cv-02627 (N.D. Cal.)) that was successfully settled in 2018. The plaintiffs in the consolidated Delaware matter were permitted to join with the plaintiffs in the Sawyer action for the purposes of settlement. The Court in the Sawyer action concurrently ordered all parties (including the intervening consolidated Delaware matter plaintiffs) to participate in a mediation in May 2018, but that mediation did not result in a settlement.

In July 2018, the Company and the individual defendants brought a motion to dismiss the Sawyer matter on the grounds that the action was not filed within the applicable statute of limitations. The court granted that motion and judgment was entered in favor of the defendants. The Sawyer plaintiff also attempted to intervene in a previously filed derivative action in the U.S. District Court for the Northern District of California (Stadnicki v. LaPlanche, et al., No. 3:16-cv-03072). The Company and the individual defendants opposed the intervention, and the original Stadnicki plaintiff moved to voluntarily dismiss the case. The motion to intervene was denied and the motion to voluntarily dismiss the Stadnicki action was granted. Notices of appeal were filed in both the Sawyer and Stadnicki actions. The appeal in the Sawyer matter has been dismissed at the Sawyer plaintiff’s request. The appeal in the Stadnicki matter remains pending. It is not possible for the Company to predict the outcome of the derivative litigation matters discussed above.

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

On April 25, 2018, the FTC filed a complaint in the Northern District of California (FTC v. LendingClub Corporation, No. 3:18-cv-02454) alleging causes of action for violations of the FTC Act, including claims of deception in connection with disclosures related to the origination fee associated with loans available through the Company’s platform, and in connection with communications relating to the likelihood of loan approval during the application process, and a claim of unfairness relating to certain unauthorized charges to borrowers’ bank accounts. The FTC’s complaint also alleged a violation of the Gramm-Leach-Bliley Act regarding the Company’s practices in delivering its privacy notice. In June 2018, the Company brought a motion to dismiss the FTC’s complaint, which was heard on September 13, 2018. In an order dated October 3, 2018, the Court denied the motion in part and granted the motion in part, providing the FTC with leave to amend its pleadings. On October 22, 2018, the FTC filed an amended complaint which reasserted the same causes of action from the original complaint. On November 13, 2018, the Company filed an answer to the amended complaint. The FTC subsequently filed a motion seeking to strike certain affirmative defenses pled in the answer and the Company has filed an opposition to the motion. Briefing on the motion was completed on February 7, 2019. A hearing on the motion has been scheduled for April 2, 2019. Fact discovery is also ongoing. The Company denies, and will continue vigorously defending against, the claims in the case. Notwithstanding the Company’s vigorous defense, the Company and the FTC have participated in voluntary settlement conferences and settlement discussions are ongoing. The Company is not able to predict with certainty whether the matter will be settled, or the timing, outcome, or consequence of this litigation.

Securities Class Action Lawsuit Following Announcement of FTC Litigation

In May 2018, following the announcement of the FTC’s litigation against the Company, putative shareholder class action litigation was filed in the U.S. District Court of the Northern District of California (Veal v. LendingClub Corporation et.al., No. 5:18-cv-02599) against the Company and certain of its current and former officers and directors alleging violations of federal securities laws in connection with the Company’s description of fees and compliance with federal privacy law in securities filings. The court appointed lead plaintiffs and lead counsel for the litigation in November 2018. On January 7, 2019, the lead plaintiffs filed a consolidated amended class action complaint which asserts the same causes of action as the original complaint and adds additional allegations. This lawsuit is in the early stages. The Company denies and will vigorously defend against the allegations.

Derivative Lawsuits Following FTC Litigation

In July 2018, a putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Baron v. Sanborn, et al. No. 3:18-cv-04391) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action is based on allegations that the individuals breached their fiduciary duties to the Company and violated federal securities laws by, among other things, permitting the actions alleged in the FTC litigation and the description of fees and other practices in the Company’s securities filings. This lawsuit has been stayed pending further developments in the Veal action. In January 2019, a second putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Cheekatamarla v. Sanborn, et al., No. 3:19-cv-00563) against certain of the Company’s current officers and directors and naming the Company as a nominal defendant. Like the Baron action, this action is based on allegations that the individuals breached their fiduciary duties to the Company and violated federal securities laws by, among other things, permitting the actions alleged in the FTC litigation and the description of fees and other practices in the Company’s securities filings. It is not possible for the Company to predict the outcome of these derivative litigation matters.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Regulatory Investigation by the State of Massachusetts

In June 2018, the Company received a civil investigative demand from the office of the Attorney General of the State of Massachusetts. The investigation relates to the advertisement and provision of personal loans to Massachusetts’ consumers facilitated by the Company. The Company is cooperating with the investigation. The Company and the Attorney General’s Office have recently communicated regarding questions and concerns the Attorney General’s Office has regarding the Company’s compliance with the Massachusetts Small Loan Law and the Small Loan Rate Order promulgated under it. The Company expects to have further discussions with the Attorney General’s Office regarding these concerns and a potential resolution of them. Although the Company is not able to predict with certainty the timing, outcome, or consequence of the investigation, it could result in claims or actions against the Company, including litigation, regulatory enforcement actions, injunctions, monetary damages, fines or penalties, or require us to change our business practices or expend operational resources, all of which could result in a material loss or otherwise harm our business.

Regulatory Investigation by the Alaska Division of Banking and Securities

The Company has received a letter from the Alaska Division of Banking and Securities (Division) notifying it of an investigation by the Division into possible violations by the Company of the Alaska Small Loan Act. The Company is cooperating with the Division in connection with the investigation and has also notified the Division and the Alaska Department of Law of its position that the Company is not subject to the Alaska Small Loan Act. This matter is in its early stages and the Company is not able to predict with certainty the timing, outcome, or consequence of the investigation.

Regulatory Examinations and Actions Relating to the Company’s Business Practices and Licensing

The Company has been subject to periodic inquiries and enforcement actions brought by federal and state regulatory agencies relating to the Company’s business practices, the required licenses to operate its business and its manner of operating in accordance with the requirements of its licenses. In the past, the Company has successfully resolved inquiries in a manner that was not material to its results of financial operations in any period and that did not materially limit the Company’s ability to conduct its business. At the state level, the Company is currently in discussions with the Colorado Department of Law (the CDL) concerning the licenses required for the Company’s servicing operations and the structure of its offerings in the State of Colorado. No assurances can be given as to the timing or outcome of this matter. The Company is also in discussions with the CDL about entering into a terminable agreement to, among other things: (i) toll the statutes of limitations on any action the CDL might bring against us based on the rates and charges on the loans we facilitate and (ii) refrain from making certain loans available for investment by certain investors. No assurance can be given as to the timing or outcome of the CDL inquiry or any other related matters.

In addition, the Company has also responded to inquiries from the California Department of Business Oversight and the New York Department of Financial Services regarding the operation of the Company’s business and the overall “FinTech” industry.

Putative Class Actions

In December 2017, a putative class action lawsuit was filed against the Company in the State of Nevada (Moses v. LendingClub Corporation, 2:17-cv-03071-JAD-PAL) alleging violations of the federal Fair Credit Reporting Act. The complaint alleges that the Company improperly accessed the credit report of the plaintiff, who had formerly had a loan serviced by the Company. The complaint further alleges, on information and belief, that the Company improperly accessed credit reports of other similarly situated individuals. The Company filed a motion to compel arbitration on the grounds that the plaintiff waived the right to bring a class action and must individually arbitrate any claim. On February 6, 2019, the court issued an order granting this motion, dismissed the putative class action

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

without prejudice, and ordered the parties to arbitrate the plaintiff’s claim. The Company denies the plaintiff’s claim and is prepared to vigorously defend against it in the event the plaintiff initiates an arbitration following the court’s recent order.

California Private Attorneys General Lawsuit

In September 2018, a putative action under the California Private Attorney General Act was brought against the Company in the California Superior Court (Brott v. LendingClub Corporation, et al., CGC-18-570047) alleging violations of the California Labor Code. The complaint by a former employee alleges that the Company improperly failed to pay certain hourly employees for all wages owed, pay the correct rate of pay including overtime, and provide accurate wage statements. The lawsuit alleges that the plaintiff and aggrieved employees are entitled to recover civil penalties under the California Labor Code. On January 11, 2019, the Company filed a petition to compel arbitration of the plaintiff’s claims and stay the litigation pending a ruling on the motion and arbitration of the matter. This lawsuit is in the early stages. The Company denies, and will vigorously defend against, the allegations.

Certain Financial Considerations Relating to Litigation and Investigations

With respect to the matters discussed above, the Company had $12.8 million and $129.9 million in accrued contingent liabilities and $0 and $52.1 million in insurance reimbursements receivable at December 31, 2018 and 2017, respectively. The decrease in accrued contingent liabilities and insurance reimbursements receivable as of December 31, 2018 compared to December 31, 2017 was primarily a result of settlement payments of $151.6 million, including insurance reimbursement payments of $52.1 million made by insurance carriers on behalf of the Company. Contingent liability expense for the years ended December 31, 2018, 2017, and 2016 was $34.5 million, $82.8 million and $40 thousand, respectively, included in “Class action and regulatory litigation expense” and “Other general and administrative expense” on the Company’s Consolidated Statements of Operations. In addition to the foregoing, the Company is subject to, and may continue to be subject to, legal proceedings and regulatory actions in the ordinary course of business. No assurance can be given as to the timing or outcome of any of these matters.

20. Segment Reporting

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s executive management committee as chief operating decision maker (CODM). For purposes of allocating resources and evaluating financial performance, the Company’s CODM reviews financial information by loan product types of personal, education and patient finance, small business and auto. These product types are individually reviewed as operating segments but are aggregated to represent one reportable segment because the education and patient finance, small business and auto loan product types are immaterial both individually and in the aggregate.

All of the Company’s revenue is generated in the United States. No individual borrower or investor accounted for 10% or more of consolidated net revenue for any of the periods presented.

21. Related Party Transactions

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

Several of the Company’s executive officers and directors (including immediate family members) have made deposits and withdrawals to their investor accounts and purchased loans, notes and certificates or had investments in and distributions from private funds managed by LCAM. The Company believes all such transactions by related persons were made in the ordinary course of business and were transacted on terms and conditions that were not more favorable than those obtained by similarly situated third-party investors.

As of December 31, 2018, the Company had an $8.3 million investment and an approximate 23% ownership interest in an Investment Fund, a holding company that participates in a family of funds with other unrelated third parties that purchases whole loans and interests in loans from the Company. The Company’s investment in the Investment Fund is recorded in “Other assets” on the Company’s Consolidated Balance Sheets.

During 2018, 2017 and 2016, the family of funds purchased $6.6 million, $53.3 million and $256.7 million, respectively, of whole loans and interests in whole loans. During 2018, 2017 and 2016, the Company earned $262 thousand, $734 thousand and $1.8 million in investor fees from this family of funds, and paid interest of $2.9 million, $7.4 million and $8.6 million on interests in whole loans to the family of funds, respectively. The Company believes that the investor fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

22. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2018, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, the Company has determined no additional subsequent events were required to be recognized or disclosed.

23. Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited Consolidated Statements of Operations data for each of the eight quarters ended December 31, 2018. The unaudited quarterly statements of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited quarterly statements of operations data. Our historical results are not necessarily indicative of our future operating results. The following quarterly consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Report.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Quarters Ended	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net revenue:
Transaction fees	$142,053	$137,781	$135,926	$111,182
Investor fees	30,419	29,169	27,400	27,895
Gain (Loss) on sales of loans	10,509	10,919	11,880	12,671
Other revenue	1,457	1,458	1,467	1,457
Net interest income and fair value adjustments:
Interest income	106,170	115,514	127,760	138,018
Interest expense	(83,222)	(90,642)	(100,898)	(110,843)
Net fair value adjustments	(25,865)	(19,554)	(26,556)	(28,713)
Net interest income and fair value adjustments	(2,917)	5,318	306	(1,538)
Total net revenue	181,521	184,645	176,979	151,667
Operating expenses:
Sales and marketing	68,353	73,601	69,046	57,517
Origination and servicing	25,707	25,431	25,593	22,645
Engineering and product development	39,552	41,216	37,650	36,837
Other general and administrative	61,303	57,446	57,583	52,309
Goodwill impairment	—	—	35,633	—
Class action and regulatory litigation expense	—	9,738	12,262	13,500
Total operating expenses	194,915	207,432	237,767	182,808
Loss before income tax expense	(13,394)	(22,787)	(60,788)	(31,141)
Income tax expense (benefit)	18	(38)	24	39
Consolidated net loss	(13,412)	(22,749)	(60,812)	(31,180)
Less: Income attributable to noncontrolling interests	50	55	49	1
LendingClub net loss	$(13,462)	$(22,804)	$(60,861)	$(31,181)
Other data (1):
Loan originations (2)	$2,871,019	$2,886,462	$2,818,331	$2,306,003
Weighted-average common shares - Basic	427,697,182	424,359,142	421,194,489	418,299,301
Weighted-average common shares - Diluted	427,697,182	424,359,142	421,194,489	418,299,301
Net loss per share attributable to LendingClub:
Basic	$(0.03)	$(0.05)	$(0.14)	$(0.07)
Diluted	$(0.03)	$(0.05)	$(0.14)	$(0.07)

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Operating and Financial Metrics” for additional information regarding loan originations.

(2)	Loan originations include loans facilitated through the platform plus outstanding purchase commitments at period end.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Quarters Ended	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net revenue:
Transaction fees	$120,697	$121,905	$107,314	$98,692
Investor fees	24,313	20,499	21,116	21,180
Gain (Loss) on sales of loans	10,353	6,680	4,445	1,892
Other revenue	1,366	1,375	1,949	1,746
Net interest income and fair value adjustments:
Interest income	141,471	151,532	157,260	160,996
Interest expense	(122,796)	(139,681)	(150,340)	(158,607)
Net fair value adjustments	(18,949)	(8,280)	(2,171)	(1,417)
Net interest income and fair value adjustments	(274)	3,571	4,749	972
Total net revenue	156,455	154,030	139,573	124,482
Operating expenses:
Sales and marketing	60,130	59,570	55,582	54,583
Origination and servicing	23,847	21,321	21,274	20,449
Engineering and product development	37,926	32,860	35,718	35,760
Other general and administrative	48,689	46,925	52,495	43,574
Class action and regulatory litigation expense	77,250	—	—	—
Total operating expenses	247,842	160,676	165,069	154,366
Loss before income tax expense	(91,387)	(6,646)	(25,496)	(29,884)
Income tax expense (benefit)	711	13	(52)	(40)
Consolidated net loss	(92,098)	(6,659)	(25,444)	(29,844)
Less: Income (Loss) attributable to noncontrolling interests	(91)	(129)	10	—
LendingClub net loss	$(92,007)	$(6,530)	$(25,454)	$(29,844)
Other data (1):
Loan originations (2)	$2,438,267	$2,442,867	$2,147,335	$1,958,749
Weighted-average common shares - Basic	416,005,213	412,778,995	406,676,996	400,308,521
Weighted-average common shares - Diluted	416,005,213	412,778,995	406,676,996	400,308,521
Net loss per share attributable to LendingClub:
Basic	$(0.22)	$(0.02)	$(0.06)	$(0.07)
Diluted	$(0.22)	$(0.02)	$(0.06)	$(0.07)

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Operating and Financial Metrics” for additional information regarding loan originations.

(2)	Loan originations include loans facilitated through the platform plus outstanding purchase commitments at period end.

LENDINGCLUB CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2018, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Under the supervision and with the participation of the Company’s CEO and CFO, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, has independently audited the effectiveness of our internal control over financial reporting and its report is included below.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LendingClub Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 20, 2019, expressed an unqualified opinion on those financial statements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

DELOITTE & TOUCHE LLP

San Francisco, California
February 20, 2019

LENDINGCLUB CORPORATION

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders (Proxy Statement) and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the 2018 fiscal year.

Item 11. Executive Compensation

The information required by Item 11 will be included in the Proxy Statement under the headings “Board of Directors and Corporate Governance – Director Compensation,” “Executive Compensation” and “Report of the Compensation Committee,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement under the headings “Related Party Transactions” and “Board of Directors and Corporate Governance – Director Independence,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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
Date: February 20, 2019

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

Signature	Title	Date

/s/ Scott Sanborn	Chief Executive Officer	February 20, 2019
Scott Sanborn

/s/ Thomas W. Casey	Chief Financial Officer	February 20, 2019
Thomas W. Casey

/s/ Fergal Stack	Principal Accounting Officer	February 20, 2019
Fergal Stack

/s/ Susan Athey	Director	February 20, 2019
Susan Athey

/s/ Daniel T. Ciporin	Director	February 20, 2019
Daniel T. Ciporin

/s/ Kenneth Denman	Director	February 20, 2019
Kenneth Denman

/s/ John J. Mack	Director	February 20, 2019
John J. Mack

/s/ Timothy J. Mayopoulos	Director	February 20, 2019
Timothy J. Mayopoulos

/s/ Patricia McCord	Director	February 20, 2019
Patricia McCord

Director
Mary Meeker

/s/ John C. Morris	Director	February 20, 2019
John C. Morris

/s/ Simon Williams	Director	February 20, 2019
Simon Williams

LENDINGCLUB CORPORATION

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of LendingClub Corporation	8-K	000-54752	3.1	December 16, 2014
3.2	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
4.1	Form of Indenture by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Amendment No. 3	333-151827	4.2	October 9, 2008
4.2	First Supplemental Indenture, dated as of July 10, 2009, by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Post-Effective Amendment No. 3	333-151827	4.3	July 23, 2009
4.3	Second Supplemental Indenture, dated as of May 5, 2010, by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Post-Effective Amendment No. 5	333-151827	4.5	May 6, 2010
4.4	Amended and Restated Investor Rights Agreement, dated as of April 16, 2014, by and among LendingClub Corporation and the Investors named therein	8-K	000-54752	4.1	April 17, 2014
4.5	Form of Three-Year Member Payment Dependent Note (included as Exhibit A to Exhibit 4.6)	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014
4.6	Form of Five-Year Member Payment Dependent Note (included as Exhibit B to Exhibit 4.6)	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014
4.7	Third Supplemental Indenture, dated as of October 3, 2014, by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014
4.8	Form of Common Stock Certificate of LendingClub Corporation	S-1, Amendment No. 2	333-198393	4.8	November 17, 2014
10.1	Form of Indemnity Agreement	S-1, Amendment No. 3	333-198393	10.1	December 1, 2014
10.2	Lease Agreement, dated as of May 17, 2013, by and between LendingClub Corporation and Forward One, LLC, as amended	S-1, Amendment No. 2	333-198393	10.22	November 17, 2014
10.3	Assignment and Assumption of Lease, dated as of October 17, 2014, by and between LendingClub Corporation and Teachscape, Inc.	S-1, Amendment No. 2	333-198393	10.23	November 17, 2014
10.4	LendingClub Corporation 2007 Stock Incentive Plan, as amended, and form of award agreement thereunder	S-1, Amendment No. 3	333-198393	10.4	December 1, 2014
10.5	2014 Employee Stock Purchase Plan, and forms of enrollment agreements thereunder	S-1, Amendment No. 3	333-198393	10.7	December 1, 2014
10.6	Form of Employment Agreement for Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.15	December 1, 2014
10.7	Form of Employment Agreement for Executive Officers other than Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.16	December 1, 2014

LENDINGCLUB CORPORATION

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8	2014 Equity Incentive Plan, and forms of award agreements thereunder	10-K	001-36771	10.10	February 22, 2018
10.9	2014 Equity Incentive Plan - Form of RSU Agreement with Full Career Vesting					X
10.10	Form of Certificate Account Opening and Maintenance Agreement	S-1, Amendment No. 4	333-198393	10.30	December 8, 2014
10.11	Lease Agreement, dated as of April 16, 2015, by and between LendingClub Corporation and 595 Market Street, Inc.	10-Q	001-36771	10.31	May 5, 2015
10.12	Form of Investor Agreement	10-Q	001-36771	10.5	August 5, 2015
10.13	Credit and Guaranty Agreement, dated as of December 17, 2015, among LendingClub Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the lenders party thereto	8-K	001-36771	10.1	December 22, 2015
10.14	Amendment No. 1 to Credit and Guaranty Agreement and Pledge and Security Agreement dated as of September 18, 2018	8-K	001-36771	10.1	September 21, 2018
10.15	Pledge and Security Agreement, dated December 17, 2015, by and among LendingClub Corporation, the grantors referred to therein and Morgan Stanley Senior Funding, Inc.	8-K	001-36771	10.2	December 22, 2015
10.16	Form of Master Loan Purchase Agreement	10-Q	001-36771	10.1	November 9, 2016
10.17	Form of Master Loan Servicing Agreement	10-Q	001-36771	10.2	November 9, 2016
10.18	Form of Borrower Agreement	10-K	001-36771	10.2	February 28, 2017
10.19	Whole Loans Backup Servicing Agreement*	10-Q	001-36771	10.1	August 8, 2017
10.20	Fractional Loans Backup Servicing Agreement*	10-Q	001-36771	10.2	August 8, 2017
10.21	Loan and Receivable Sale Agreement, dated February 25, 2016, by and between the Company and WebBank*	8-K	001-36771	10.1	August 17, 2017
10.22	Marketing and Program Management Agreement, dated February 25, 2016, by and between the Company and WebBank*	8-K	001-36771	10.2	August 17, 2017
10.23	Warehouse Credit Agreement dated October 10, 2017*	8-K/A	001-36771	10.1	December 4, 2017
10.24	Security Agreement dated October 10, 2017*	8-K/A	001-36771	10.2	December 4, 2017
10.25	Warehouse Credit Agreement dated January 23, 2018*†	8-K	001-36771	10.1	January 26, 2018
10.26	Security Agreement dated January 23, 2018†	8-K	001-36771	10.2	January 26, 2018
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

LENDINGCLUB CORPORATION

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
* Confidential treatment has been requested for certain portions of this Exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.
† Schedules have been omitted as they are not material, not applicable or not required. They will be furnished supplementally to the Securities and Exchange Commission upon request.