Form 10-Q
period 2019-03-31
LendingClub Corp
filed 2019-05-08
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Commission File Number: 001-36771

LendingClub Corporation (Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 Market Street, Suite 200, San Francisco, CA 94105
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	LC	New York Stock Exchange
As of April 30, 2019, there were 431,922,251 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

LENDINGCLUB CORPORATION

Except as the context requires otherwise, as used herein, “LendingClub,” “Company,” “we,” “us,” and “our,” refer to LendingClub Corporation, a Delaware corporation, and, where appropriate, its consolidated subsidiaries and consolidated variable interest entities (VIEs), including:

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

LENDINGCLUB CORPORATION

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

We caution you that the foregoing list may not contain all of the forward-looking statements in this Report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as in our condensed consolidated financial statements, related notes, and other information appearing elsewhere in this Report and our other filings with the Securities and Exchange Commission, that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, actual results, future events or otherwise, other than as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$402,311	$372,974
Restricted cash (1)	167,954	271,084
Securities available for sale (includes $45,203 and $53,611 pledged as collateral at fair value, respectively)	197,509	170,469
Loans held for investment at fair value (1)	1,698,198	1,883,251
Loans held for investment by the Company at fair value (1)	8,757	2,583
Loans held for sale by the Company at fair value (1)	552,166	840,021
Accrued interest receivable (1)	19,657	22,255
Property, equipment and software, net	118,157	113,875
Intangible assets, net	17,108	18,048
Other assets (1)	235,264	124,967
Total assets	$3,417,081	$3,819,527
Liabilities and Equity
Accounts payable	$24,804	$7,104
Accrued interest payable (1)	14,929	19,241
Accrued expenses and other liabilities (1)	238,941	152,118
Payable to investors	72,175	149,052
Notes, certificates and secured borrowings at fair value (1)	1,703,226	1,905,875
Payable to securitization note holders (1)	233,269	256,354
Credit facilities and securities sold under repurchase agreements (1)	263,863	458,802
Total liabilities	2,551,207	2,948,546
Equity
Common stock, $0.01 par value; 900,000,000 shares authorized; 434,202,951 and 431,923,335 shares issued, respectively; 431,920,251 and 429,640,635 shares outstanding, respectively	4,342	4,319
Additional paid-in capital	1,417,364	1,401,937
Accumulated deficit	(537,662)	(517,727)
Treasury stock, at cost; 2,282,700 shares	(19,485)	(19,485)
Accumulated other comprehensive income	225	157
Total LendingClub stockholders’ equity	864,784	869,201
Noncontrolling interests	1,090	1,780
Total equity	865,874	870,981
Total liabilities and equity	$3,417,081	$3,819,527

(1)	Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

The following table presents the assets and liabilities of consolidated VIEs, which are included in the Condensed Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation.

	March 31, 2019	December 31, 2018
Assets of consolidated VIEs, included in total assets above
Restricted cash	$25,593	$43,918
Loans held for investment at fair value	539,694	642,094
Loans held for sale by the Company at fair value	437,432	739,216
Accrued interest receivable	8,322	10,438
Other assets	2,513	2,498
Total assets of consolidated variable interest entities	$1,013,554	$1,438,164
Liabilities of consolidated VIEs, included in total liabilities above
Accrued interest payable	$5,910	$7,594
Accrued expenses and other liabilities	354	1,627
Notes, certificates and secured borrowings at fair value	539,694	648,908
Payable to securitization note holders	233,269	256,354
Credit facilities and securities sold under repurchase agreements	122,396	306,790
Total liabilities of consolidated variable interest entities	$901,623	$1,221,273

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenue:

Transaction fees	$135,397	$111,182

Interest income	100,172	138,018
Interest expense	(75,360)	(110,843)
Net fair value adjustments	(34,729)	(28,713)
Net interest income and fair value adjustments	(9,917)	(1,538)
Investor fees	31,731	27,895
Gain on sales of loans	15,152	12,671
Net investor revenue (1)	36,966	39,028

Other revenue	2,055	1,457

Total net revenue	174,418	151,667
Operating expenses:
Sales and marketing	66,623	57,517
Origination and servicing	28,273	22,645
Engineering and product development	42,546	36,837
Other general and administrative	56,876	52,309
Class action and regulatory litigation expense	—	13,500
Total operating expenses	194,318	182,808
Loss before income tax expense	(19,900)	(31,141)
Income tax expense	—	39
Consolidated net loss	(19,900)	(31,180)
Less: Income attributable to noncontrolling interests	35	1
LendingClub net loss	$(19,935)	$(31,181)
Net loss per share attributable to LendingClub:
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)
Weighted-average common shares – Basic	430,544,355	418,299,301
Weighted-average common shares – Diluted	430,544,355	418,299,301

(1)	See “Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
LendingClub net loss	$(19,935)	$(31,181)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	68	22
Other comprehensive income (loss), before tax	68	22
Income tax effect	—	(19)
Other comprehensive income (loss), net of tax	68	41
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(9)
LendingClub other comprehensive income (loss), net of tax	68	50
LendingClub comprehensive income (loss)	(19,867)	(31,131)
Comprehensive income (loss) attributable to noncontrolling interests	—	(9)
Total comprehensive income (loss)	$(19,867)	$(31,140)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	LendingClub Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	429,640,635	$4,319	$1,401,937	2,282,700	$(19,485)	$157	$(517,727)	$869,201	$1,780	$870,981
Stock-based compensation and related tax effects		—	20,113	—	—	—	—	20,113	—	20,113
Issuances under equity incentive plans, net of tax	2,279,616	23	(4,686)	—	—	—	—	(4,663)	—	(4,663)
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	68	—	68	—	68
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(725)	(725)
Net loss	—	—	—	—	—	—	(19,935)	(19,935)	35	(19,900)
Balance at March 31, 2019	431,920,251	$4,342	$1,417,364	2,282,700	$(19,485)	$225	$(537,662)	$864,784	$1,090	$865,874

	LendingClub Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	417,473,846	$4,198	$1,327,206	2,282,700	$(19,485)	$(5)	$(389,419)	$922,495	$5,262	$927,757
Stock-based compensation and related tax effects	—	—	20,024	—	—	—	—	20,024	—	20,024
Issuances under equity incentive plans, net of tax	2,133,783	21	(460)	—	—	—	—	(439)	—	(439)
Net unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	50	—	50	(8)	42
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(1,084)	(1,084)
Net loss	—	—	—	—	—	—	(31,181)	(31,181)	1	(31,180)
Balance at March 31, 2018	419,607,629	$4,219	$1,346,770	2,282,700	$(19,485)	$45	$(420,600)	$910,949	$4,171	$915,120

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Consolidated net loss	$(19,900)	$(31,180)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Net fair value adjustments	34,729	28,713
Change in fair value of loan servicing assets and liabilities	11,001	5,248
Stock-based compensation, net	18,252	17,801
Depreciation and amortization	15,855	11,701
(Gain) Loss on sales of loans	(15,152)	(13,116)
Other, net	7,413	1,582
Purchase of loans held for sale	(1,406,584)	(1,597,816)
Principal payments received on loans held for sale	66,125	58,943
Proceeds from sales of whole loans	771,723	1,348,092
Purchase of loans held for sale by consolidated VIE	—	(270,770)
Proceeds from sale of securities by consolidated VIE, net of underwriting fees and costs	777,516	437,969
Net change in operating assets and liabilities:
Accrued interest receivable, net	(1,201)	5,961
Other assets	3,313	57,365
Accounts payable	16,810	(6,058)
Accrued interest payable	(4,312)	(7,482)
Accrued expenses and other liabilities	(31,598)	(33,254)
Net cash provided by operating activities	243,990	13,699
Cash Flows from Investing Activities:
Purchases of loans	(193,075)	(293,460)
Principal payments received on loans	342,672	504,618
Proceeds from recoveries and sales of charged-off loans	14,136	17,658
Purchases of securities available for sale	(39,639)	(32,346)
Proceeds from sales, maturities, redemptions and paydowns of securities available for sale	35,464	40,476
Proceeds from paydowns of asset-backed securities related to securitization notes and CLUB Certificates	17,482	6,339
Other investing activities	(4)	—
Purchases of property, equipment and software, net	(15,938)	(13,607)
Net cash provided by investing activities	161,098	229,678

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Financing Activities:
Change in payable to investors	(77,727)	(35,222)
Proceeds from issuance of notes and certificates	193,093	292,461
Repayments of secured borrowings	(20,313)	(47,545)
Principal payments on and retirements of notes and certificates	(340,160)	(456,157)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(13,909)	(17,459)
Principal payments on securitization notes	(23,594)	(31,729)
Proceeds from credit facilities and securities sold under repurchase agreements	396,500	274,900
Principal payments on credit facilities and securities sold under repurchase agreements	(591,525)	(233,000)
Payment for debt issuance costs	(625)	(1,119)
Proceeds from issuances under equity incentive plans, net of tax	104	185
Return of capital to noncontrolling interests in consolidated VIE	(688)	(1,055)
Dividends paid to noncontrolling interests in consolidated VIE	(37)	(30)
Net cash used for financing activities	(478,881)	(255,770)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(73,793)	(12,393)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	644,058	644,289
Cash, Cash Equivalents and Restricted Cash, End of Period	$570,265	$631,896
Supplemental Cash Flow Information:
Cash paid for interest	$80,456	$116,273
Cash paid for operating leases included in the measurement of lease liabilities	$4,285	$—
Non-cash investing activity:
Accruals for property, equipment and software	$3,863	$956
Beneficial interests retained from securitization and CLUB Certificate transactions	$41,578	$26,639

The following presents cash, cash equivalents and restricted cash by category within the Condensed Consolidated Balance Sheets:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$402,311	$372,974
Restricted cash	167,954	271,084
Total cash, cash equivalents and restricted cash	$570,265	$644,058

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

The accompanying unaudited condensed consolidated financial statements include LendingClub, its subsidiaries (collectively referred to as the Company, we, or us) and consolidated variable interest entities (VIEs). Noncontrolling interests are reported as a separate component of consolidated equity from the equity attributable to LendingClub’s stockholders for all periods presented. All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. These accounting principles require management to make certain estimates and assumptions that affect the amounts in the accompanying financial statements. These estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. Results reported in the interim periods are not necessarily indicative of the results for the full year or any other interim period. Certain prior-period amounts have been reclassified to conform to the current period presentation.

In the first quarter of 2019, the Company presented a new sub-total caption called “Net investor revenue” on its Condensed Consolidated Statements of Operations and also reordered the presentation of certain of its existing captions. The Company believes this new presentation allows shareholders a view of net investor revenue and our capital markets activity, which includes net interest income and fair value adjustments of loans and securities available for sale, gain on sales of loans invested in by the Company and investor fees from servicing of loans. This change in presentation had no impact on prior period amounts presented.

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

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (Annual Report) filed on February 20, 2019.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the first quarter of 2019, except as noted below.

Adoption of New Accounting Standards

The Company adopted the following accounting standards during the first quarter of 2019:

ASU 2016-02, Leases (Topic 842), requires lessees to record on their balance sheets a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. The Company adopted Topic 842 as of January 1, 2019 and has elected not to restate comparative periods presented in the condensed consolidated financial statements. The Company has chosen not to elect the practical expedients permitted under the transition guidance within the new standard, which among other things, permits entities to carry forward their historical lease identification. The Company has made an accounting policy election to not recognize lease liabilities and ROU assets for short-term leases, which are leases with initial terms of 12 months or less and for which there is not a purchase option that is reasonably certain to be exercised. All leases within the Company’s portfolio are classified as operating leases.

Adoption of Topic 842 had an impact on the Company’s Condensed Consolidated Balance Sheets but did not have an impact on the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities of $95.2 million and $110.1 million, respectively, with no cumulative effect in retained earnings. The difference between the ROU assets and lease liabilities is the unamortized balance of deferred rent, which prior to January 1, 2019, was included as a separate liability within Accrued expenses and other liabilities. The operating lease expenses are included in Other general and administrative expense and sublease income is recorded in Other revenue in the Company’s Condensed Consolidated Statements of Operations. The Company included the disclosures required by ASU 2016-02 in “Note 17. Leases.”

New Accounting Standards Not Yet Adopted

Updates to new accounting standards issued and not yet adopted are as follows:

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective on January 1, 2020. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The Company accounts for its loans at fair value through net income, which is outside the scope of Topic 326. For available for sale debt securities, the guidance will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The Company has created a working group consisting of key stakeholders from finance to implement the targeted amendments to the available for sale debt securities impairment model. The Company is evaluating the impact this ASU will have on its financial position, results of operations, and cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

valuation processes for Level 3 fair value measurements. The ASU adds new disclosure requirements for Level 3 measurements. The new guidance is effective on January 1, 2020 and permits early adoption of either the entire standard or only the provisions that eliminate or modify the requirements. The Company is evaluating the impact this ASU will have on its disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software – (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard is effective on January 1, 2020, with early adoption permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs after the date of adoption. The Company is evaluating the impact this ASU will have on its financial position, results of operations, and cash flows.

3. Revenue from Contracts with Customers

The Company’s revenue from contracts with customers includes transaction fees and referral fees. Referral fees are presented as a component of “Other revenue” in the Condensed Consolidated Statements of Operations.

The following tables present the Company’s revenue from contracts with customers, disaggregated by revenue source for services transferred over time, for the first quarters of 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Transaction fees	$135,397	$111,182
Referral fees	695	836
Total revenue from contracts with customers	$136,092	$112,018

Revenues are recognized when control of the promised services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. For the first quarters of 2019 and 2018, the Company did not have any revenue from contracts with customers for services transferred at a point of time. For additional detail on the Company’s accounting policy regarding revenue recognition, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” in the Annual Report.

The Company recognizes transaction fees at the time it receives such fees. Referral fees are received after the Company satisfies its performance obligation. As of March 31, 2019 and December 31, 2018, accounts receivable from these fees were $0.2 million and $0.5 million, respectively. The Company had no bad debt expense for the first quarters of 2019 and 2018. The Company had no contract assets, contract liabilities, or deferred contract costs recorded as of both March 31, 2019 and December 31, 2018. Additionally, the Company did not recognize any revenue from performance obligations related to prior periods (for example, due to changes in transaction price) for the first quarters of 2019 and 2018.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Net Loss Per Share

The following table details the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended March 31,
	2019	2018
LendingClub net loss	$(19,935)	$(31,181)
Weighted-average common shares – Basic	430,544,355	418,299,301
Weighted-average common shares – Diluted	430,544,355	418,299,301
Net loss per share attributable to LendingClub:
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of March 31, 2019 and December 31, 2018, were as follows:

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLUB Certificate asset-backed securities (1)	$67,869	$70	$(178)	$67,761
Securitized asset-backed senior securities (1)(2)	59,749	330	—	60,079
Certificates of deposit	17,729	—	—	17,729
Corporate debt securities	14,778	12	—	14,790
Asset-backed securities	13,631	1	(1)	13,631
Securitized asset-backed subordinated residual certificates (1)	11,550	194	(80)	11,664
Commercial paper	11,355	—	—	11,355
Other securities	500	—	—	500
Total securities available for sale	$197,161	$607	$(259)	$197,509

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securitized asset-backed senior securities (1)(2)	$56,363	$188	$(62)	$56,489
CLUB Certificate asset-backed securities (1)	48,505	150	(225)	48,430
Corporate debt securities	17,339	1	(12)	17,328
Certificates of deposit	14,929	—	—	14,929
Securitized asset-backed subordinated residual certificates (1)	11,602	249	(2)	11,849
Asset-backed securities	11,232	—	(7)	11,225
Commercial paper	9,720	—	—	9,720
Other securities	499	—	—	499
Total securities available for sale	$170,189	$588	$(308)	$170,469

(1)
As of March 31, 2019, and December 31, 2018, $138.1 million and $115.1 million, respectively, of the asset-backed securities related to structured program transactions at fair value are subject to restrictions on transfer pursuant to the Company's obligations as a “sponsor” under the U.S. Risk Retention Rules (as more fully described in “Part I – Item 1A. Risk Factors – Risk retention rules may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results” in the Annual Report.).

(2)	Includes $45.2 million and $53.6 million of securities available for sale pledged as collateral at fair value as of March 31, 2019, and December 31, 2018, respectively.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of securities available for sale with unrealized losses as of March 31, 2019 and December 31, 2018, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to structured program transactions	$10,892	$(258)	$—	$—	$10,892	$(258)
Asset-backed securities	3,906	(1)	—	—	3,906	(1)
Total securities with unrealized losses (1)	$14,798	$(259)	$—	$—	$14,798	$(259)

	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to structured program transactions	$49,047	$(285)	$1,745	$(4)	$50,792	$(289)
Corporate debt securities	14,538	(12)	—	—	14,538	(12)
Asset-backed securities	11,208	(7)	—	—	11,208	(7)
Total securities with unrealized losses (1)	$74,793	$(304)	$1,745	$(4)	$76,538	$(308)

(1)	The number of investment positions with unrealized losses at March 31, 2019 and December 31, 2018 totaled 25 and 56, respectively.

During the first quarters of 2019 and 2018, the Company recognized $1.2 million and $1.3 million, respectively, in other-than-temporary impairment charges on its securitized asset-backed subordinated residual certificates and CLUB Certificate asset-backed securities. There were no credit losses recognized into earnings for other-than-temporarily impaired securities held by the Company during the first quarters of 2019 and 2018 for which a portion of the impairment was previously recognized in other comprehensive income.

The contractual maturities of securities available for sale at March 31, 2019, were as follows:

	Amortized Cost	Fair Value
Within 1 year:
Certificates of deposit	$17,729	$17,729
Corporate debt securities	14,778	14,790
Commercial paper	11,355	11,355
Asset-backed securities	10,376	10,376
Other securities	500	500
Total	54,738	54,750
After 1 year through 5 years:
Asset-backed securities	3,255	3,255
Total	3,255	3,255
Asset-backed securities related to structured program transactions	139,168	139,504
Total securities available for sale	$197,161	$197,509

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

During the first quarters of 2019 and 2018, the Company and Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary of the Company, sold a combined $785.5 million and $440.6 million, respectively, in asset-backed securities related to structured program transactions. There were no realized gains or losses related to such sales. For further information, see “Note 7. Securitizations and Variable Interest Entities.” Proceeds from other sales of securities available for sale during the first quarter of 2019 were $3.1 million. There were no other sales of securities available for sale during the first quarter of 2018.

6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings

Loans Held for Investment, Notes, Certificates and Secured Borrowings

The Company issues member payment dependent notes and the LC Trust issues certificates as a means to allow investors to invest in the corresponding loans. At March 31, 2019 and December 31, 2018, loans held for investment, notes, certificates and secured borrowings measured at fair value on a recurring basis were as follows:

	Loans Held for Investment		Notes, Certificates and Secured Borrowings
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Aggregate principal balance outstanding	$1,805,078	$2,013,438	$1,805,078	$2,033,258
Net fair value adjustments	(106,880)	(130,187)	(101,852)	(127,383)
Fair value	$1,698,198	$1,883,251	$1,703,226	$1,905,875

At March 31, 2019, $59.4 million of the aggregate principal balance outstanding and a fair value of $56.5 million included in “Loans Held for Investment” were pledged as collateral for secured borrowings. At December 31, 2018, $81.1 million of the aggregate principal balance outstanding and a fair value of $76.5 million included in “Loans Held for Investment” were pledged as collateral for secured borrowings. See “Note 14. Secured Borrowings” for additional information.

The following table provides the balances of notes, certificates and secured borrowings at fair value at the end of the periods indicated:

	March 31, 2019	December 31, 2018
Notes	$1,101,961	$1,176,333
Certificates	539,694	648,908
Secured borrowings	61,571	80,634
Total notes, certificates and secured borrowings	$1,703,226	$1,905,875

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Invested in by the Company

At March 31, 2019 and December 31, 2018, loans invested in by the Company for which there were no associated notes, certificates or secured borrowings (with the exception of $254.8 million and $286.3 million in loans at fair value in a consolidated securitization trust, respectively) were as follows:

	Loans Invested in by the Company
	Loans Held for Investment		Loans Held for Sale		Total
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Aggregate principal balance outstanding	$11,233	$3,518	$584,872	$869,715	$596,105	$873,233
Net fair value adjustments	(2,476)	(935)	(32,706)	(29,694)	(35,182)	(30,629)
Fair value	$8,757	$2,583	$552,166	$840,021	$560,923	$842,604

The net fair value adjustments of $(35.2) million and $(30.6) million represent net unrealized losses recorded in earnings on loans invested in by the Company at March 31, 2019 and December 31, 2018, respectively. Total fair value adjustments recorded in earnings on loans invested in by the Company of $(32.5) million during the first quarter of 2019 include net realized losses and changes in net unrealized losses. Net interest income earned on loans invested in by the Company during the first quarter of 2019 was $20.5 million.

The Company used its own capital to purchase $843.9 million in loans during the first quarter of 2019 and sold $1.0 billion in loans during the first quarter of 2019, of which $834.5 million was securitized or sold to series trusts in connection with the issuance of CLUB Certificates and $211.3 million was sold to whole loan investors. The aggregate principal balance outstanding of loans invested in by the Company was $596.1 million at March 31, 2019, of which $314.0 million was held for sale primarily for future anticipated securitization and CLUB Certificate transactions and sales to loan investors and $270.9 million was related to the consolidation of a securitization trust. See “Note 7. Securitizations and Variable Interest Entities” for further discussion on the Company’s consolidated securitization trust and “Note 8. Fair Value of Assets and Liabilities” for a fair value rollforward of loans invested in by the Company for the first quarters of 2019 and 2018.

At March 31, 2019 and December 31, 2018, $270.9 million and $294.8 million of the aggregate principal balance outstanding included in “Loans held for sale by the Company at fair value,” related to a consolidated securitization trust, was pledged as collateral for payables to securitization note holders, respectively. Additionally, at March 31, 2019 and December 31, 2018, $193.0 million and $467.4 million of the aggregate principal balance outstanding included in “Loans held for sale by the Company at fair value” was pledged as collateral for the Company’s warehouse credit facilities, respectively. See “Note 13. Debt” for additional information related to these debt obligations.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans that were 90 days or more past due (including non-accrual loans) were as follows:

	March 31, 2019	December 31, 2018
Loans held for investment and loans held for sale:
Outstanding principal balance	$16,400	$19,707
Net fair value adjustments	(13,295)	(16,166)
Fair value	$3,105	$3,541
Number of loans (not in thousands)	2,041	2,309

Loans invested in by the Company:
Outstanding principal balance	$2,491	$2,060
Net fair value adjustments	(2,057)	(1,710)
Fair value	$434	$350
Number of loans (not in thousands)	414	356

7. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The Company has segregated its involvement with VIEs between consolidated VIEs and unconsolidated VIEs. The following tables provide the classifications of assets and liabilities on the Company’s Condensed Consolidated Balance Sheets for its transactions with VIEs at March 31, 2019 and December 31, 2018. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated and unconsolidated VIEs only and exclude intercompany balances that eliminate in consolidation:

March 31, 2019	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$25,593	$—	$25,593
Securities available for sale at fair value	—	139,504	139,504
Loans held for investment at fair value	539,694	—	539,694
Loans held for sale by the Company at fair value	437,432	—	437,432
Accrued interest receivable	8,322	911	9,233
Other assets	2,513	33,679	36,192
Total assets	$1,013,554	$174,094	$1,187,648
Liabilities
Accrued interest payable	$5,910	$—	$5,910
Accrued expenses and other liabilities	354	—	354
Notes, certificates and secured borrowings at fair value	539,694	—	539,694
Payable to securitization note holders	233,269	—	233,269
Credit facilities and securities sold under repurchase agreements	122,396	—	122,396
Total liabilities	901,623	—	901,623
Total net assets	$111,931	$174,094	$286,025

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2018	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$43,918	$—	$43,918
Securities available for sale at fair value	—	116,768	116,768
Loans held for investment at fair value	642,094	—	642,094
Loans held for sale by the Company at fair value	739,216	—	739,216
Accrued interest receivable	10,438	1,214	11,652
Other assets	2,498	29,206	31,704
Total assets	$1,438,164	$147,188	$1,585,352
Liabilities
Accrued interest payable	$7,594	$—	$7,594
Accrued expenses and other liabilities	1,627	—	1,627
Notes, certificates and secured borrowings at fair value	648,908	—	648,908
Payable to securitization note holders	256,354	—	256,354
Credit facilities and securities sold under repurchase agreements	306,790	57,012	363,802
Total liabilities	1,221,273	57,012	1,278,285
Total net assets	$216,891	$90,176	$307,067

Consolidated VIEs

The Company consolidates VIEs when it is deemed to be the primary beneficiary. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity. A consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” in the Annual Report for additional information.

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

Consolidated Securitizations

On December 13, 2018, the Company consolidated a securitization trust because the Company was the primary beneficiary. As a result, the senior securities held by third-party investors were classified as “Payable to securitization note holders” in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2018. Additionally, the Company’s continued involvement includes loan servicing responsibilities for which it receives servicing fees over the life of the underlying loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Warehouse Credit Facilities

The Company established certain entities (deemed to be VIEs) to enter into warehouse credit facilities for the purpose of purchasing loans from LendingClub. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Debt” in the Annual Report for additional information.

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs at March 31, 2019 and December 31, 2018:

March 31, 2019	Assets	Liabilities	Net Assets
LC Trust certificates	$546,313	$(544,732)	$1,581
Securitizations	271,755	(233,702)	38,053
Warehouse credit facilities	195,486	(123,189)	72,297
Total consolidated VIEs	$1,013,554	$(901,623)	$111,931

December 31, 2018	Assets	Liabilities	Net Assets
LC Trust certificates	$657,339	$(656,088)	$1,251
Securitizations	297,821	(256,901)	40,920
Warehouse credit facility	483,004	(308,284)	174,720
Total consolidated VIEs	$1,438,164	$(1,221,273)	$216,891

The creditors of the VIEs above have no recourse to the general credit of the Company as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets.

Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs include securitizations of unsecured personal whole loans, CLUB Certificate transactions, and sales of whole loans to VIEs. The Company has various forms of involvement with VIEs, including servicing of loans and holding senior or subordinated residual interests in the VIEs. The Company considers continued involvement in an unconsolidated VIE insignificant if it is the sponsor and servicer and does not hold other significant variable interests. In these instances, the Company’s involvement with the VIE is in the role as an agent and without significant participation in the economics of the VIE. In connection with these securitizations, as well as our whole loan sales and CLUB Certificate transactions, we made certain customary representations, warranties and covenants. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” in the Annual Report for additional information.

Unconsolidated Securitizations

The Company sponsors securitizations of unsecured personal whole loans through issuances of asset-backed securities, which are collateralized by unsecured personal whole loans that are contributed by the Company and third parties. In connection with these securitizations, the Company is the sponsor and establishes securitization trusts to purchase the loans from the Company and such third parties. The accounting for Company-sponsored securitizations is based on a primary beneficiary analysis to determine whether the underlying trusts should be consolidated. If the VIEs are not consolidated and the transfer of the loans from the Company to the securitization trust meets sale accounting criteria, then the Company will recognize a gain or loss on sales of loans. The net

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to, servicing assets, retained securities, and recourse obligations. The assets are transferred into a trust such that the assets are legally isolated from the creditors of the Company and are not available to satisfy obligations of the Company. These assets can only be used to settle obligations of the underlying securitization trusts.

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

Unconsolidated CLUB Certificates

The Company sponsors the sale of unsecured personal whole loans funded through the issuance of pass-through securities called CLUB Certificates, which are collateralized by loans transferred to the issuing VIE. The CLUB Certificate is an instrument that trades in the over-the-counter market with a CUSIP. The CLUB Certificate transaction typically involves the transfer of unsecured personal whole loans to a series of a master trust. The accounting for CLUB Certificates is based on a primary beneficiary analysis to determine whether the series trust should be consolidated. If the series trust is not consolidated and the transfer of the loans from the Company to the series trust meets sale accounting criteria, then the Company will recognize gain or loss on sales of loans. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to, servicing assets, retained securities, and recourse obligations. In addition, the Company enters into a servicing agreement with each applicable series trust and holds at least 5% of the beneficial interests issued by the series trust to comply with regulatory risk retention rules. The portion of the CLUB Certificates retained by the Company are accounted for as securities available for sale. Additionally, the Company’s continued involvement includes loan servicing responsibilities for which it receives servicing fees over the life of the underlying loans.

Investment Fund

The Company has an equity investment in a private fund (Investment Fund) that participates in a family of funds with other unrelated third parties. This family of funds purchases whole loans and interests in loans from the Company, as well as other assets from third parties unrelated to the Company. As of March 31, 2019, the Company had an ownership interest of approximately 23% in the Investment Fund. The Company’s investment is deemed to be a variable interest in the Investment Fund because the Company shares in the expected returns and losses of the Investment Fund. At March 31, 2019, the Company’s investment was $8.1 million, which is recognized in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables summarize unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary at March 31, 2019 and December 31, 2018:

March 31, 2019		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Net Assets
Securitizations	$1,413,708	$71,743	$555	$12,761	$—	$—	$85,059
CLUB Certificates	1,375,940	67,761	356	12,861	—	—	80,978
Investment Fund	35,059	—	—	8,057	—	—	8,057
Total unconsolidated VIEs	$2,824,707	$139,504	$911	$33,679	$—	$—	$174,094

March 31, 2019	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Total Exposure
Securitizations	$71,743	$555	$12,761	$—	$—	$85,059
CLUB Certificates	67,761	356	12,861	—	—	80,978
Investment Fund	—	—	8,057	—	—	8,057
Total unconsolidated VIEs	$139,504	$911	$33,679	$—	$—	$174,094

December 31, 2018		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Net Assets
Securitizations	$1,359,367	$68,338	$958	$11,838	$—	$(57,012)	$24,122
CLUB Certificates	973,815	48,430	256	9,115	—	—	57,801
Investment Fund	35,157	—	—	8,253	—	—	8,253
Total unconsolidated VIEs	$2,368,339	$116,768	$1,214	$29,206	$—	$(57,012)	$90,176

December 31, 2018	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Total Exposure
Securitizations	$68,339	$958	$11,838	$—	$—	$81,135
CLUB Certificates	48,431	256	9,115	—	—	57,802
Investment Fund	—	—	8,253	—	—	8,253
Total unconsolidated VIEs	$116,770	$1,214	$29,206	$—	$—	$147,190

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

The following table summarizes activity related to the unconsolidated personal whole loan securitizations and personal whole loan CLUB Certificates with the transfers accounted for as a sale on the Company’s condensed consolidated financial statements for the first quarters of 2019 and 2018:

Three Months Ended March 31,	2019		2018
	Personal Whole Loan Securitizations	Personal Whole Loan CLUB Certificates	Personal Whole Loan Securitizations	Personal Whole Loan CLUB Certificates
Principal derecognized from loans securitized or sold	$293,419	$541,128	$355,248	$161,875
Net gains (losses) recognized from loans securitized or sold	$2,932	$5,824	$3,097	$1,457
Fair value of senior securities and subordinated residual certificates retained upon settlement (1)	$14,555	$26,787	$18,493	$8,102
Cash proceeds from loans securitized or sold	$266,235	$513,885	$283,272	$154,839
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$3,570	$2,943	$2,350	$135
Cash proceeds for interest received on senior securities and subordinated residual certificates	$1,439	$1,435	$296	$82

(1)
For personal whole loan securitizations, the Company retained senior securities of $13.4 million and $15.1 million for the first quarters of 2019 and 2018, respectively, and subordinated residual certificates of $1.1 million and $3.4 million for the first quarters of 2019 and 2018, respectively.

Off-Balance Sheet Loans

Off-balance sheet loans primarily relate to structured program transactions for which the Company has some form of continuing involvement, including as servicer. Delinquent loans are comprised of loans 31 days or more past due, including non-accrual loans. For loans related to structured program transactions where servicing is the only form of continuing involvement, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

As of March 31, 2019, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to structured program transactions was $2.8 billion, of which $89.0 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2018, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to structured program transactions was $2.3 billion, of which $87.1 million was attributable to off-balance sheet loans that were 31 days or more past due.

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

8. Fair Value of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report. The Company records certain assets and liabilities at fair value as listed in the following tables.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value at March 31, 2019 and December 31, 2018:

March 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$1,698,198	$1,698,198
Loans held for investment by the Company	—	—	8,757	8,757
Loans held for sale by the Company	—	—	552,166	552,166
Securities available for sale:
Securitized asset-backed senior securities and subordinated residual certificates	—	60,079	11,664	71,743
CLUB Certificate asset-backed securities	—	—	67,761	67,761
Certificates of deposit	—	17,729	—	17,729
Corporate debt securities	—	14,790	—	14,790
Asset-backed securities	—	13,631	—	13,631
Commercial paper	—	11,355	—	11,355
Other securities	—	500	—	500
Total securities available for sale	—	118,084	79,425	197,509
Servicing assets	—	—	71,848	71,848
Total assets	$—	$118,084	$2,410,394	$2,528,478

Liabilities:
Notes, certificates and secured borrowings	$—	$—	$1,703,226	$1,703,226
Loan trailing fee liability	—	—	10,061	10,061
Total liabilities	$—	$—	$1,713,287	$1,713,287

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$1,883,251	$1,883,251
Loans held for investment by the Company	—	—	2,583	2,583
Loans held for sale by the Company	—	—	840,021	840,021
Securities available for sale:
Securitized asset-backed senior securities and subordinated residual certificates	—	56,489	11,849	68,338
CLUB Certificate asset-backed securities	—	—	48,430	48,430
Corporate debt securities	—	17,328	—	17,328
Certificates of deposit	—	14,929	—	14,929
Asset-backed securities	—	11,225	—	11,225
Commercial paper	—	9,720	—	9,720
Other securities	—	499	—	499
Total securities available for sale	—	110,190	60,279	170,469
Servicing assets	—	—	64,006	64,006
Total assets	$—	$110,190	$2,850,140	$2,960,330

Liabilities:
Notes, certificates and secured borrowings	$—	$—	$1,905,875	$1,905,875
Loan trailing fee liability	—	—	10,010	10,010
Total liabilities	$—	$—	$1,915,885	$1,915,885

The Company has elected the fair value option for notes, certificates, secured borrowings, and the loan trailing fee liability. Changes in the fair value of these financial liabilities caused by a change in the Company’s risk are reported in other comprehensive income (OCI). For the first quarter of 2019, the amount reported in OCI is zero because these financial liabilities are either payable only upon receipt of cash flows from underlying loans or secured by cash collateral.

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans held for investment and related notes, certificates, and secured borrowings, loans held for sale, loan servicing rights, asset-backed securities related to structured program transactions, and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect our best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the first quarter of 2019 or the year ended December 31, 2018.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair valuation adjustments are recorded through earnings related to Level 3 instruments for the first quarters of 2019 and 2018. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques, a change in one input in a certain direction may be offset by an opposite change from another input.

Loans Held for Investment, Notes, Certificates and Secured Borrowings

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held for investment, notes, certificates and secured borrowings at March 31, 2019 and December 31, 2018:

	Loans Held for Investment, Notes, Certificates and Secured Borrowings
	March 31, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	6.1%	12.2%	8.8%	6.3%	16.4%	9.1%
Net cumulative expected loss rates (1)	2.8%	36.4%	12.6%	2.8%	36.9%	12.8%
Cumulative expected prepayment rates (1)	28.0%	35.8%	31.4%	27.8%	40.3%	31.2%

(1)	Expressed as a percentage of the original principal balance of the loan, note, certificate or secured borrowing.

Significant Recurring Level 3 Fair Value Input Sensitivity

At March 31, 2019 and December 31, 2018, the discounted cash flow methodology used to estimate the note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. As demonstrated by the following tables, the fair value adjustments for loans held for investment and loans held for sale were largely offset by the fair value adjustments of the notes, certificates and secured borrowings due to the payment dependent design of the notes, certificates and secured borrowings and because the principal balances of the loans were close to the combined principal balances of the notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans held for investment, loans held for sale, and notes, certificates and secured borrowings measured at fair value on a recurring basis for the first quarters of 2019 and 2018:

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2018	$2,013,438	$(130,187)	$1,883,251	$—	$—	$—	$2,033,258	$(127,383)	$1,905,875
Purchases	193,092	(21)	193,071	563,036	—	563,036	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(223)	—	(223)	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	193,092	—	193,092
Sales	—	—	—	(563,036)	(1,165)	(564,201)	—	—	—
Principal payments and retirements	(340,444)	—	(340,444)	—	—	—	(360,487)	14	(360,473)
Charge-offs, net of recoveries	(60,785)	46,876	(13,909)	—	—	—	(60,785)	46,876	(13,909)
Change in fair value recorded in earnings	—	(23,548)	(23,548)	—	1,165	1,165	—	(21,359)	(21,359)
Balance at March 31, 2019	$1,805,078	$(106,880)	$1,698,198	$—	$—	$—	$1,805,078	$(101,852)	$1,703,226

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2017	$3,141,391	$(209,066)	$2,932,325	$—	$—	$—	$3,161,080	$(206,312)	$2,954,768
Purchases	292,114	9	292,123	1,133,277	(1,772)	1,131,505	—	—	—
Issuances	—	—	—	—	—	—	292,461	—	292,461
Sales	—	—	—	(1,133,277)	835	(1,132,442)	—	—	—
Principal payments and retirements	(500,949)	—	(500,949)	—	—	—	(503,710)	8	(503,702)
Charge-offs, net of recoveries	(102,791)	85,332	(17,459)	—	—	—	(102,791)	85,332	(17,459)
Change in fair value recorded in earnings	—	(70,627)	(70,627)	—	937	937	—	(70,651)	(70,651)
Balance at March 31, 2018	$2,829,765	$(194,352)	$2,635,413	$—	$—	$—	$2,847,040	$(191,623)	$2,655,417

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Invested in by the Company

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans invested in by the Company at March 31, 2019 and December 31, 2018:

	Loans Invested in by the Company
	March 31, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	5.6%	12.6%	9.7%	5.9%	16.7%	9.4%
Net cumulative expected loss rates (1)	2.8%	37.0%	14.2%	2.6%	36.8%	13.2%
Cumulative expected prepayment rates (1)	27.2%	41.0%	32.7%	27.0%	45.5%	32.5%

(1)	Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of loans invested in by the Company to adverse changes in key assumptions as of March 31, 2019 and December 31, 2018, are as follows:

	March 31, 2019	December 31, 2018
Fair value of loans invested in by the Company	$560,923	$842,604
Expected weighted-average life (in years)	1.5	1.4
Discount rates
100 basis point increase	$(6,793)	$(10,487)
200 basis point increase	$(13,424)	$(20,720)
Expected credit loss rates on underlying loans
10% adverse change	$(8,579)	$(11,304)
20% adverse change	$(17,087)	$(22,504)
Expected prepayment rates
10% adverse change	$(2,080)	$(2,422)
20% adverse change	$(4,117)	$(4,785)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans invested in by the Company measured at fair value on a recurring basis for the first quarters of 2019 and 2018:

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2018	$3,518	$(935)	$2,583	$869,715	$(29,694)	$840,021	$873,233	$(30,629)	$842,604
Purchases	381	(379)	2	843,548	—	843,548	843,929	(379)	843,550
Transfers (to) from loans held for investment and/or loans held for sale	8,533	(1,471)	7,062	(8,310)	1,471	(6,839)	223	—	223
Sales	—	—	—	(1,045,880)	21,750	(1,024,130)	(1,045,880)	21,750	(1,024,130)
Principal payments and retirements	(535)	—	(535)	(67,818)	—	(67,818)	(68,353)	—	(68,353)
Charge-offs, net of recoveries	(664)	437	(227)	(6,383)	6,180	(203)	(7,047)	6,617	(430)
Change in fair value recorded in earnings	—	(128)	(128)	—	(32,413)	(32,413)	—	(32,541)	(32,541)
Balance at March 31, 2019	$11,233	$(2,476)	$8,757	$584,872	$(32,706)	$552,166	$596,105	$(35,182)	$560,923

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2017	$371,379	$(10,149)	$361,230	$242,273	$(6,448)	$235,825	$613,652	$(16,597)	$597,055
Purchases	1,496	(160)	1,336	791,675	(280)	791,395	793,171	(440)	792,731
Transfers (to) from loans held for investment and/or loans held for sale	106	—	106	(106)	—	(106)	—	—	—
Sales	—	—	—	(742,732)	10,048	(732,684)	(742,732)	10,048	(732,684)
Principal payments and retirements	(32,194)	—	(32,194)	(30,418)	—	(30,418)	(62,612)	—	(62,612)
Charge-offs, net of recoveries	(1,172)	973	(199)	(2,215)	2,203	(12)	(3,387)	3,176	(211)
Change in fair value recorded in earnings	—	(12,821)	(12,821)	—	(15,656)	(15,656)	—	(28,477)	(28,477)
Balance at March 31, 2018	$339,615	$(22,157)	$317,458	$258,477	$(10,133)	$248,344	$598,092	$(32,290)	$565,802

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for asset-backed securities related to structured program transactions at March 31, 2019 and December 31, 2018:

	Asset-Backed Securities Related to Structured Program Transactions
	March 31, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	3.2%	19.6%	10.0%	3.2%	19.6%	8.8%
Net cumulative expected loss rates (1)	8.3%	43.5%	20.0%	6.3%	43.9%	18.4%
Cumulative expected prepayment rates (1)	18.1%	34.1%	28.7%	21.0%	33.0%	30.1%

(1)	Expressed as a percentage of the outstanding collateral balance.

Significant Recurring Level 3 Fair Value Input Sensitivity

The following tables present adverse changes to the fair value sensitivity of asset-backed securities related to structured program transactions to changes in key assumptions at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Asset-Backed Securities Related to Structured Program Transactions
	Senior Securities	Subordinated Residual Certificates	CLUB Certificates
Fair value of interests held	$60,079	$11,664	$67,761
Expected weighted-average life (in years)	1.0	1.3	1.2
Discount rates
100 basis point increase	$(542)	$(141)	$(648)
200 basis point increase	$(1,067)	$(279)	$(1,280)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(1,679)	$(1,585)
20% adverse change	$—	$(3,092)	$(3,128)
Expected prepayment rates
10% adverse change	$—	$(611)	$(414)
20% adverse change	$—	$(1,240)	$(793)

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

Fair Value Reconciliation

The following table presents additional information about Level 3 asset-backed subordinated residual certificates related to Company-sponsored securitization and CLUB Certificate transactions measured at fair value on a recurring basis for the first quarters of 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Fair value at beginning of period	$60,279	$10,029
Additions	27,913	11,508
Redemptions	—	—
Cash received	(7,438)	(174)
Change in unrealized gain (loss)	(166)	88
Other-than-temporary impairment	(1,163)	(1,322)
Fair value at end of period	$79,425	$20,129

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets at March 31, 2019 and December 31, 2018:

	Servicing Assets
	March 31, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	5.9%	14.8%	8.7%	4.8%	16.7%	9.0%
Net cumulative expected loss rates (1)	2.9%	38.3%	12.2%	2.8%	38.7%	12.5%
Cumulative expected prepayment rates (1)	27.1%	36.5%	31.8%	13.9%	42.9%	31.9%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.66%	0.66%	0.66%	0.66%	0.66%	0.66%

(1)	Expressed as a percentage of the original principal balance of the loan.

(2)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

Significant Recurring Level 3 Fair Value Input Sensitivity

The Company’s selection of the most representative market servicing rates for servicing assets is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets, calculated using different market servicing rate assumptions as of March 31, 2019 and December 31, 2018:

Servicing Assets	March 31, 2019	December 31, 2018
Weighted-average market servicing rate assumptions	0.66%	0.66%
Change in fair value from:
Servicing rate increase by 0.10%	$(11,800)	$(10,878)
Servicing rate decrease by 0.10%	$11,806	$10,886

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis for the first quarters of 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Fair value at beginning of period	$64,006	$33,676
Issuances (1)	15,846	11,980
Change in fair value, included in investor fees	(11,039)	(5,606)
Other net changes included in deferred revenue	3,035	834
Fair value at end of period	$71,848	$40,884

(1)	Represents the gains or losses on sales of the related loans.

Loan Trailing Fee Liability

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan trailing fee liability at March 31, 2019 and December 31, 2018:

	Loan Trailing Fee Liability
	March 31, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	5.9%	14.8%	9.4%	4.8%	16.7%	9.5%
Net cumulative expected loss rates (1)	2.9%	38.2%	14.2%	2.8%	38.7%	14.0%
Cumulative expected prepayment rates (1)	27.6%	41.1%	32.3%	16.5%	43.1%	32.2%

(1)	Expressed as a percentage of the original principal balance of the loan.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents additional information about Level 3 loan trailing fee liability measured at fair value on a recurring basis for the first quarters of 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Fair value at beginning of period	$10,010	$8,432
Issuances	1,490	1,775
Cash payment of Loan Trailing Fee	(1,969)	(1,554)
Change in fair value, included in Origination and Servicing	530	171
Fair value at end of period	$10,061	$8,824

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value at March 31, 2019 and December 31, 2018:

March 31, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$402,311	$—	$402,311	$—	$402,311
Restricted cash (1)	167,954	—	167,954	—	167,954
Servicer reserve receivable	406	—	406	—	406
Deposits	898	—	898	—	898
Total assets	$571,569	$—	$571,569	$—	$571,569
Liabilities:
Accrued expenses and other liabilities	$19,838	$—	$—	$19,838	$19,838
Accounts payable	24,804	—	24,804	—	24,804
Payables to investors	72,175	—	72,175	—	72,175
Payable to securitization note holders	233,269	—	233,269	—	233,269
Credit facilities and securities sold under repurchase agreements	263,863	—	46,468	217,396	263,864
Total liabilities	$613,949	$—	$376,716	$237,234	$613,950

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2018	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$372,974	$—	$372,974	$—	$372,974
Restricted cash (1)	271,084	—	271,084	—	271,084
Servicer reserve receivable	669	—	669	—	669
Deposits	1,093	—	1,093	—	1,093
Total assets	$645,820	$—	$645,820	$—	$645,820
Liabilities:
Accrued expenses and other liabilities	$18,483	$—	$—	$18,483	$18,483
Accounts payable	7,104	—	7,104	—	7,104
Payables to investors	149,052	—	149,052	—	149,052
Payable to securitization note holders	256,354	—	256,354	—	256,354
Credit facilities and securities sold under repurchase agreements	458,802	—	57,012	401,790	458,802
Total liabilities	$889,795	$—	$469,522	$420,273	$889,795

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	March 31, 2019	December 31, 2018
Internally developed software (1)	$149,882	$141,233
Leasehold improvements	32,178	31,109
Computer equipment	25,289	24,204
Purchased software	10,650	10,139
Furniture and fixtures	8,252	8,468
Construction in progress	7,173	4,106
Total property, equipment and software	233,424	219,259
Accumulated depreciation and amortization	(115,267)	(105,384)
Total property, equipment and software, net	$118,157	$113,875

(1)	Includes $15.9 million and $10.3 million of development in progress as of March 31, 2019 and December 31, 2018, respectively.
Depreciation and amortization expense on property, equipment and software was $13.3 million and $10.3 million for the first quarters of 2019 and 2018, respectively. The Company recorded impairment expense on its internally developed software of $1.6 million and $0.3 million for the first quarters of 2019 and 2018, respectively. The Company records impairment expense on its internally developed software in “Engineering and product development” expense in the Condensed Consolidated Statements of Operations.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

10. Other Assets

Other assets consist of the following:

	March 31, 2019	December 31, 2018
Operating lease assets (1)	$107,455	$—
Loan servicing assets, at fair value (2)	71,848	64,006
Prepaid expenses	22,828	25,598
Accounts receivable	18,273	19,322
Other investments	8,507	8,503
Deferred financing costs	2,391	2,117
Servicer reserve receivable	406	669
Other	3,556	4,752
Total other assets	$235,264	$124,967

(1)
The Company adopted ASU 2016-02, Leases, as of January 1, 2019 and has elected not to restate comparative periods presented in the condensed consolidated financial statements. For additional information, see “Note 2. Summary of Significant Accounting Policies” and “Note 17. Leases.”

(2)	Loans underlying loan servicing rights had a total outstanding principal balance of $11.8 billion and $10.9 billion as of March 31, 2019 and December 31, 2018, respectively.

11. Intangible Assets

Intangible assets net of accumulated amortization was $17.1 million and $18.0 million at March 31, 2019 and December 31, 2018, respectively. Amortization expense associated with intangible assets for the first quarters of 2019 and 2018 was $0.9 million and $1.0 million, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

12. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31, 2019	December 31, 2018
Operating lease liabilities (1)	$122,667	$—
Accrued expenses	38,564	42,507
Transaction fee refund reserve	20,695	19,543
Accrued compensation	17,461	36,105
Contingent liabilities (2)	12,700	12,750
Deferred revenue	12,386	9,420
Loan trailing fee liability, at fair value	10,061	10,010
Payable to issuing banks	1,229	1,182
Deferred rent (1)	—	16,211
Other	3,178	4,390
Total accrued expenses and other liabilities	$238,941	$152,118

(1)
The Company adopted ASU 2016-02, Leases, as of January 1, 2019 and has elected not to restate comparative periods presented in the condensed consolidated financial statements. As such, effective January 1, 2019, deferred rent is included within operating lease liabilities. For additional information, see “Note 2. Summary of Significant Accounting Policies” and “Note 17. Leases.”

(2)	See “Note 18. Commitments and Contingencies” for further information.

13. Debt

Credit Facilities and Securities Sold Under Repurchase Agreements

The Company may enter into arrangements in the ordinary course of business pursuant to which the Company can incur indebtedness. Below is a description of certain of these arrangements:

Warehouse Credit Facilities

The Company’s wholly-owned subsidiaries, Warehouse I, Warehouse II, and Warehouse III (Warehouse Subsidiaries) originally entered into secured warehouse credit facilities (Warehouse Facilities) with certain lenders during 2017 and 2018. The Warehouse Subsidiaries each entered into a credit agreement and security agreement with a commercial bank as administrative agent and a national banking association as collateral trustee and paying agent, as further described below. The credit agreement for Warehouse Facility I was amended and restated in its entirety on March 25, 2019.

Warehouse I may borrow up to $250.0 million (Warehouse Facility I) and Warehouse II may borrow up to $200.0 million (Warehouse Facility II), each on a revolving basis until the earliest of October 10, 2020 for Warehouse Facility I and March 23, 2020 for Warehouse Facility II, or another event that constitutes a “Commitment Termination Date” under the respective credit agreements. Proceeds may only be used to purchase certain unsecured personal loans, including related assets, from the Company and to pay fees and expenses related to the applicable facilities. Warehouse I matures on March 25, 2022 and Warehouse II matures on the earlier to occur of twelve months after the Commitment Termination Date or January 23, 2021, at which dates Warehouse I and Warehouse II must repay all outstanding borrowings of the facilities.

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

The creditors of the Warehouse Facilities have no recourse to the general credit of the Company. Borrowings under the Warehouse Facilities bear interest at an annual benchmark rate of LIBOR (London Inter-bank Offered Rate) plus a spread ranging from 1.85% to 2.10%, or at an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement). Interest is payable monthly. Borrowings may be prepaid without penalty. In addition, Warehouse Facility I and Warehouse Facility II require payment of a monthly unused commitment fee ranging from 0.50% to 1.25% per annum on the average undrawn portion available under such facilities.

The Warehouse Facilities contain certain covenants. As of March 31, 2019, the Company was in material compliance with all applicable covenants under the respective credit agreements.

As of March 31, 2019 and December 31, 2018, the Company had $122.4 million and $306.8 million in aggregate debt outstanding under the Warehouse Facilities, respectively, with collateral consisting of aggregate outstanding principal balances of $193.0 million and $467.4 million included in “Loans held for sale by the Company at fair value,” respectively, and restricted cash of $9.6 million and $25.2 million included in the Condensed Consolidated Balance Sheets, respectively.

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

The Revolving Facility contains certain covenants. As of March 31, 2019, the Company was in material compliance with all applicable covenants in the credit and guaranty agreement.

The Company had $95.0 million in debt outstanding under the Revolving Facility as of both March 31, 2019 and December 31, 2018.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Repurchase Agreements

On August 8, 2018 and November 8, 2018, the Company entered into master repurchase agreements, pursuant to which the Company may sell securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. The Company is subject to margin calls based on the fair value of the collateral pledged. As of March 31, 2019 and December 31, 2018, the Company had $46.5 million and $57.0 million in aggregate debt outstanding under its repurchase agreements, respectively, with contractual repurchase dates ranging from February 20, 2019 to January 15, 2026, which correspond to either a set repurchase schedule or to the maturity dates of the underlying securities which have been sold, and which have a weighted-average estimated life of approximately one year. Such debt is included in “Credit facilities and securities sold under repurchase agreements” on the Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, the Company had $54.4 million and $64.1 million, respectively, of underlying assets pledged as collateral.

Payable to Securitization Note Holders

On December 13, 2018, the Company sponsored an asset-backed securities securitization transaction consisting of approximately $300.0 million in unsecured personal whole loans facilitated through the Company’s platform. The Depositor sold 95% of the notes to third-party investors for $256.2 million in net proceeds. The residual certificates were retained by the Company. The securitization trust used to effect this transaction is a VIE that the Company consolidates because the Company is the primary beneficiary of the VIE.

The notes held by third-party investors are classified as debt in the Company’s Condensed Consolidated Balance Sheets. The notes are carried at amortized cost. The associated debt issuance costs of $2.6 million are deferred and amortized into interest expense over the contractual life of the notes. As of March 31, 2019 and December 31, 2018, the notes held by third-party investors and the respective unamortized debt issuance costs of $233.3 million and $256.4 million are included in “Payable to securitization note holders” in the Condensed Consolidated Balance Sheets, respectively, and are secured by an aggregate outstanding principal balance of $270.9 million and $294.8 million included in “Loans held for Sale by the Company at fair value,” respectively, and restricted cash of $14.7 million and $9.3 million included in the Condensed Consolidated Balance Sheets, respectively.

14. Secured Borrowings

In October 2017, LendingClub Asset Management, LLC (LCAM), a wholly-owned subsidiary of LendingClub that previously acted as the general partner for certain private funds, initiated the wind-down of six funds by redeeming the LC Trust certificates issued to the funds and transferring the loan participations underlying the redeemed certificates to third party investors. Certain of the loan participations for two of the funds transferred did not meet the definition of participating interests because the Company provided a credit support agreement under which the investor has a recourse to the Company for credit losses. The transfer of these loan participations from these two funds was accounted for as a secured borrowing and the underlying whole loans were not derecognized from the Company’s Condensed Consolidated Balance Sheets. The Company has elected the fair value option for the secured borrowings.

As of March 31, 2019, the fair value of the secured borrowings was $61.6 million secured by aggregate outstanding principal balance of $59.4 million included in “Loans held for investment at fair value” in the Condensed Consolidated Balance Sheets. As of December 31, 2018, the fair value of the secured borrowings was $80.6 million secured by aggregate outstanding principal balance of $81.1 million included in “Loans held for investment at fair value” in the Condensed Consolidated Balance Sheets. Changes in the fair value of the secured borrowings are partially offset by the associated loan participations, and the net effect results in changes in fair value of the credit support agreement through earnings. As of March 31, 2019 and December 31, 2018, the fair value of this credit support agreement was $5.0 million and $2.8 million. The fair value of the credit support agreement is equal to the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

present value of the probability-weighted estimate of expected payments over a range of loss scenarios. See “Note 6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings” for additional information.

15. Employee Incentive Plans

The Company’s 2014 Equity Incentive Plan (EIP) provides for granting awards, including restricted stock units (RSUs), performance-based restricted stock units (PBRSUs) and stock options to employees, officers and directors.

Stock-based compensation expense was as follows for the periods presented:

	Three Months Ended March 31,
	2019	2018
RSUs and PBRSUs	$17,185	$14,793
Stock options	715	2,567
ESPP	352	441
Total stock-based compensation expense	$18,252	$17,801

The following table presents the Company’s stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2019	2018
Sales and marketing	$1,571	$1,860
Origination and servicing	924	1,072
Engineering and product development	5,231	5,279
Other general and administrative	10,526	9,590
Total stock-based compensation expense	$18,252	$17,801

The Company capitalized $1.9 million and $2.2 million of stock-based compensation expense associated with developing software for internal use during the first quarters of 2019 and 2018, respectively.

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs during the first quarter of 2019:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	43,199,014	$4.05
Granted	26,113,561	$3.13
Vested	(3,645,135)	$4.56
Forfeited/expired	(3,544,662)	$3.91
Unvested at March 31, 2019	62,122,778	$3.64

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

During the first quarter of 2019, the Company granted 26,113,561 RSUs with an aggregate fair value of $81.7 million.

As of March 31, 2019, there was $214.8 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 3.2 years.

Performance-based Restricted Stock Units

PBRSUs are equity awards that are earned, and eligible for time-based vesting, based upon the achievement of certain pre-established performance metrics over a specific performance period. Depending on the level of achievement of the pre-established performance metrics, the PBRSUs earned and eligible for time-based vesting can range from 0% to 200% of the target amount. PBRSUs granted under the Company’s EIP generally have a one-year performance period with the earned shares, if any, vesting over an additional approximately two-year period. Over the performance period, the number of PBRSUs that may be earned and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the pre-established performance metrics.

During the first quarter of 2019, the Company expanded the use of its PBRSU program to nearly all of the executive team in the form of PBRSUs. The following table summarizes the activities for the Company’s PBRSUs during the first quarter of 2019:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	1,273,218	$3.71
Granted	1,869,015	$3.28
Vested	(114,221)	$5.20
Forfeited/expired (1)	(295,463)	$3.46
Unvested at March 31, 2018	2,732,549	$3.38

(1)	Represents the portion of PBRSUs granted in 2018 that were unearned as a result of not achieving certain pre-established performance metrics during the performance period.

For the first quarters of 2019 and 2018, the Company recognized $0.9 million and $0.6 million in stock-based compensation expense related to PBRSUs, respectively.

As of March 31, 2019, there was $7.4 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 2.3 years.

16. Income Taxes

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

17. Leases

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space in the Salt Lake City area and Westborough, Massachusetts. As of March 31, 2019, the lease agreements have

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

remaining lease terms ranging from two to ten years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years and some of them include options to terminate the lease with six months’ prior notice. In addition, the Company is the sublessor of a portion of its office space in San Francisco, with lease terms ranging from two to four years. As of March 31, 2019, the Company pledged $0.9 million of cash and $6.6 million in letters of credit as security deposits in connection with its lease agreements.

Supplemental balance sheet information as of March 31, 2019 related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	March 31, 2019
Operating lease assets	Other assets	$107,455
Operating lease liabilities (1)	Accrued expenses and other liabilities	$122,667

(1)
The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent, which prior to January 1, 2019 was included as a separate liability within Accrued expenses and other liabilities.

Components of net lease costs for the first quarter of 2019 were as follows:

		Three Months Ended March 31,
Net Lease Costs	Income Statement Classification	2019	2018
Operating lease costs (1)	Other general and administrative expense	$(5,192)	$(4,316)
Sublease income	Other revenue	1,007	77
Net lease costs		$(4,185)	$(4,239)

(1)	Includes variable lease costs of $0.3 million and $0.2 million for the first quarters of 2019 and 2018, respectively.

Supplemental cash flow information for the first quarter of 2019 related to the Company’s operating leases was as follows:

Three Months Ended March 31, 2019
Non-cash operating activity:
Leased assets obtained in exchange for new operating lease liabilities (1)	$15,277

(1)	Represents non-cash activity and, accordingly, is not reflected in the Condensed Consolidated Statements of Cash Flows.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company’s future minimum undiscounted lease payments under operating leases and anticipated sublease revenue as of March 31, 2019 were as follows:

	Operating Lease Payments	Sublease Revenue	Net
2019	$12,750	$(3,411)	$9,339
2020	19,442	(5,232)	14,210
2021	19,900	(5,389)	14,511
2022	15,626	(2,304)	13,322
2023	11,624	—	11,624
Thereafter	86,277	—	86,277
Total lease payments	$165,619	$(16,336)	$149,283
Discount effect	42,952
Present value of future minimum lease payments	$122,667

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (in years)	9.95
Weighted-average discount rate	5.0%

18. Commitments and Contingencies

Operating Lease Commitments

For discussion regarding the Company’s operating lease commitments, see “Note 17. Leases.”

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, which serves as the Company’s primary issuing bank for loans facilitated through the Company’s platform, WebBank retains ownership of the loans it originates for two business days after origination. As part of this arrangement, the Company is committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of March 31, 2019 and December 31, 2018, the Company was committed to purchase loans with an outstanding principal balance of $43.0 million and $55.9 million at par, respectively.

Loan Repurchase Obligations

The Company is generally required to repurchase loans or interests therein in the event of identity theft or fraud on the part of the borrower. The Company may also repurchase loans or interests therein in connection with certain customer accommodations. In connection with certain whole loan and CLUB Certificate sales, as well as to facilitate access to securitization markets, the Company has agreed to repurchase loans if representations and warranties made with respect to such loans are breached under certain circumstances. In the case of certain securitization transactions, the Company has also agreed to repurchase or substitute loans for which a borrower fails to make the first payment due under a loan. The Company believes such provisions are customary and consistent with institutional loan and securitization market standards.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

In addition to and distinct from the repurchase obligations described in the preceding paragraph, the Company performs certain administrative functions for a variety of retail and institutional investors, including executing, without discretion, loan investments as directed by the investor. To the extent loans do not meet the investor’s investment criteria at the time of issuance, or are transferred to the investor as a result of a system error by the Company, the Company repurchases such loans or interests therein at par.

As a result of the loan repurchase obligations described above, the Company repurchased $2.0 million and $1.6 million in loans or interests therein during the first quarters of 2019 and 2018, respectively.

Purchase Commitments

As required by applicable regulations, the Company must make firm offers of credit with respect to prescreened direct mail it sends out to prospective applicants provided such applicants continue to meet the credit worthiness criteria which were used to screen them at the time of their application. If such loans are accepted by the applicants but not otherwise funded by investors on the platform, the Company is required to facilitate funding for the loans directly with its issuing bank partners. The Company was not required to purchase any such loans during the first quarter of 2019. Additionally, loans in the process of being facilitated through the Company’s platform and originated by the Company’s issuing bank partner at March 31, 2019, were substantially funded in April 2019. As of the date of this report, no loans remained without investor commitments and the Company was not required to purchase any of these loans.

In addition, if neither the Company nor Springstone can arrange for other investors to invest in or purchase loans that Springstone facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner (Pool B loans), the Company and Springstone are contractually committed to purchase these loans. As of both March 31, 2019 and December 31, 2018, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s Condensed Consolidated Balance Sheets. During the first quarter of 2019, the Company was required to purchase $5.3 million of Pool B loans. Pool B loans are held on the Company’s Condensed Consolidated Balance Sheets and have an outstanding principal balance and fair value of $30.6 million and $27.0 million as of March 31, 2019, respectively, and $30.4 million and $26.6 million as of December 31, 2018, respectively. The Company believes it will be required to purchase additional Pool B loans in 2019 as it seeks to arrange for other investors to invest in or purchase these loans.

Credit Support Agreement

The Company is subject to a credit support agreement with Cirrix Capital (Investment Fund). The credit support agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the Investment Fund’s certificates that are in excess of a specified, aggregate net loss threshold. On April 14, 2017, the credit support agreement was terminated effective December 31, 2016. However, the Company remains subject to the credit support agreement for credit losses on loans underlying the Investment Fund’s certificates that were issued on or prior to December 31, 2016. The Company pledged and restricted cash in the amount of $0.7 million and $0.8 million as of March 31, 2019 and December 31, 2018, respectively, to support this contingent obligation. The Company’s maximum exposure to loss under this credit support agreement was limited to $6.0 million as of March 31, 2019 and December 31, 2018, for which no liability has been accrued as of March 31, 2019 or December 31, 2018.

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

Derivative Lawsuits

In May 2016 and August 2016, respectively, two putative shareholder derivative actions were filed (Avila v. Laplanche, et al., No. CIV538758 and Dua v. Laplanche, et al., CGC-16-553731) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. Both actions were voluntarily dismissed without prejudice. On December 14, 2016, another putative shareholder derivative action was filed in the Delaware Court of Chancery (Steinberg, et al. v. Morris, et al., C.A. No. 12984-CB), against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. In addition, on August 18, 2017, another putative shareholder derivative action was filed in the Delaware Court of Chancery (Fink, et al. v. Laplanche, et al., C.A. No. 2017-0600). These matters arise from claims that the Board allegedly breached its fiduciary duty by failing to provide adequate oversight over the Company’s practices and procedures, and purport to plead derivative claims under Delaware law. The court ultimately consolidated the cases, selecting the Steinberg plaintiffs as lead plaintiffs, and designating the Steinberg complaint as the operative complaint (consolidated Delaware matter). In June 2018, the Company and the individual defendants brought a motion to dismiss the consolidated Delaware matter on demand futility grounds or in the alternative to stay the matter. Defendants in the consolidated Delaware matter later consented to the filing of a supplemental consolidated complaint in the case, and the plaintiffs filed that supplemental complaint on January 11, 2019. The Company and individual defendants in the case filed motions to dismiss the supplemental complaint on February 22, 2019.

On November 6, 2017, another putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Sawyer v. Sanborn, et al., No. 3:17-cv-06447) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action was based on allegations similar to those in a consolidated putative securities class action litigation (In re LendingClub Securities Litigation, No. 16-cv-02627 (N.D. Cal.)) that was successfully settled in 2018. The plaintiffs in the consolidated Delaware matter were permitted to join with the plaintiffs in the Sawyer action for the purposes of settlement. The Court in the Sawyer action concurrently ordered all parties (including the intervening consolidated

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Delaware matter plaintiffs) to participate in a mediation in May 2018, but that mediation did not result in a settlement.

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

On April 25, 2018, the FTC filed a complaint in the Northern District of California (FTC v. LendingClub Corporation, No. 3:18-cv-02454) alleging causes of action for violations of the FTC Act, including claims of deception in connection with disclosures related to the origination fee associated with loans available through the Company’s platform, and in connection with communications relating to the likelihood of loan approval during the application process, and a claim of unfairness relating to certain unauthorized charges to borrowers’ bank accounts. The FTC’s complaint also alleged a violation of the Gramm-Leach-Bliley Act regarding the Company’s practices in delivering its privacy notice. In June 2018, the Company brought a motion to dismiss the FTC’s complaint, which was heard on September 13, 2018. In an order dated October 3, 2018, the Court denied the motion in part and granted the motion in part, providing the FTC with leave to amend its pleadings. On October 22, 2018, the FTC filed an amended complaint which reasserted the same causes of action from the original complaint. On November 13, 2018, the Company filed an answer to the amended complaint. The FTC subsequently filed a motion seeking to strike certain affirmative defenses pled in the answer and the Company has filed an opposition to the motion. Briefing on the motion was completed on February 7, 2019. On April 29, 2019, the court issued a ruling denying the FTC’s motion in part and granting it in part and allowing the Company to replead certain of the affirmative defenses that were the subject of the FTC’s motion. Discovery in the case is ongoing. The Company denies, and will continue to vigorously defend against, the claims asserted in this case. Notwithstanding the Company’s vigorous defense, the Company and the FTC have participated in voluntary settlement conferences and may engage in additional settlement discussions. No assurances can be given as to the timing, outcome or consequences of this matter.

Securities Class Action Lawsuit Following Announcement of FTC Litigation

In May 2018, following the announcement of the FTC’s litigation against the Company, putative shareholder class action litigation was filed in the U.S. District Court of the Northern District of California (Veal v. LendingClub Corporation et.al., No. 5:18-cv-02599) against the Company and certain of its current and former officers and directors alleging violations of federal securities laws in connection with the Company’s description of fees and compliance with federal privacy law in securities filings. The court appointed lead plaintiffs and lead counsel for the litigation in November 2018. On January 7, 2019, the lead plaintiffs filed a consolidated amended class action complaint which asserts the same causes of action as the original complaint and adds additional allegations. On March 8, 2019, the Company and the individual defendants in the case filed motions to dismiss the consolidated

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

amended class action complaint. These motions are set for hearing in September 2019. This lawsuit is in the early stages. The Company denies and will vigorously defend against the allegations. No assurances can be given as to the timing, outcome or consequences of this matter.

Derivative Lawsuits Following FTC Litigation

In July 2018, a putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Baron v. Sanborn, et al. No. 3:18-cv-04391) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action is based on allegations that the individuals breached their fiduciary duties to the Company and violated federal securities laws by, among other things, permitting the actions alleged in the FTC litigation and the description of fees and other practices in the Company’s securities filings. This lawsuit has been stayed pending further developments in the Veal action. In January 2019, a second putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Cheekatamarla v. Sanborn, et al., No. 3:19-cv-00563) against certain of the Company’s current officers and directors and naming the Company as a nominal defendant. Like the Baron action, this action is based on allegations that the individuals breached their fiduciary duties to the Company and violated federal securities laws by, among other things, permitting the actions alleged in the FTC litigation and the description of fees and other practices in the Company’s securities filings. Pursuant to a stipulation by the parties in both of these derivative cases, the court has consolidated the two cases and has stayed the consolidated action pending further developments in Veal. It is not possible for the Company to predict the outcome of these consolidated derivative litigation matters.

Regulatory Investigation by the State of Massachusetts

In June 2018, the Company received a civil investigative demand from the office of the Attorney General of the State of Massachusetts. The investigation relates to the advertisement and provision of personal loans to Massachusetts’ consumers facilitated by the Company. The Company is cooperating with the investigation. The Company and the Attorney General’s Office have recently communicated regarding questions and concerns the Attorney General’s Office has regarding the Company’s compliance with the Massachusetts Small Loan Law and the Small Loan Rate Order promulgated under it. More recently, the Attorney General’s Office has sent additional information requests to the Company. Although the Company is not able to predict with certainty the timing, outcome, or consequence of the investigation, it could result in claims or actions against the Company, including litigation, regulatory enforcement actions, injunctions, monetary damages, fines or penalties, or require us to change our business practices or expend operational resources, all of which could result in a material loss or otherwise harm our business.

Regulatory Investigation by the Alaska Division of Banking and Securities

In the fourth quarter of 2018, the Company received a letter from the Alaska Division of Banking and Securities (Division) notifying it of an investigation by the Division into possible violations by the Company of the Alaska Small Loan Act. The Company has cooperated with the Division in connection with the investigation and has also notified the Division and the Alaska Department of Law of its position that the Company is not subject to the Alaska Small Loan Act. This matter is in the early stages. No assurances can be given as to the timing, outcome or consequences of this matter.
Regulatory Examinations and Actions Relating to the Company’s Business Practices and Licensing

The Company has been subject to periodic inquiries and enforcement actions brought by federal and state regulatory agencies relating to the Company’s business practices, the required licenses to operate its business and its manner of operating in accordance with the requirements of its licenses. In the past, the Company has successfully resolved

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

inquiries in a manner that was not material to its results of financial operations in any period and that did not materially limit the Company’s ability to conduct its business. At the state level, the Company has had discussions with the Colorado Department of Law (the CDL) concerning the licenses required for the Company’s servicing operations and the structure of its offerings in the State of Colorado. No assurances can be given as to the timing or outcome of this matter. The Company is also in discussions with the CDL about entering into a terminable agreement to, among other things: (i) toll the statutes of limitations on any action the CDL might bring against the Company based on the rates and charges on the loans the Company facilitates and (ii) refrain from making certain loans available for investment by certain investors. No assurances can be given as to the timing, outcome or consequences of this matter.

In addition, the Company has also responded to inquiries from the California Department of Business Oversight and the New York Department of Financial Services regarding the operation of the Company’s business and the overall “FinTech” industry.

Putative Class Actions

In December 2017, a putative class action lawsuit was filed against the Company in the State of Nevada (Moses v. LendingClub Corporation, 2:17-cv-03071-JAD-PAL) alleging violations of the federal Fair Credit Reporting Act. The complaint alleged that the Company improperly accessed the credit report of the plaintiff, who had formerly had a loan serviced by the Company. The complaint further alleged, on information and belief, that the Company improperly accessed credit reports of other similarly situated individuals. The Company filed a motion to compel arbitration on the grounds that the plaintiff waived the right to bring a class action and must individually arbitrate any claim. On February 6, 2019, the court issued an order granting this motion, dismissed the putative class action without prejudice, and ordered the parties to arbitrate the plaintiff’s claim. The Company denies the plaintiff’s claim and is prepared to vigorously defend against it in the event the plaintiff initiates an arbitration following the court’s recent order. No assurances can be given as to the timing, outcome or consequences of this matter.

In March 2019, a putative class action lawsuit was filed against the Company in the State of Florida (Plouffe v. LendingClub Corporation, 0:19-cv-60715-FAM) alleging violations of the federal Fair Credit Reporting Act. The complaint alleges that the Company made unauthorized credit report inquiries relating to the plaintiff following the receipt of a bankruptcy discharge by the plaintiff. The plaintiff seeks to represent a class of similarly situated individuals in the lawsuit. The case is in the early stages and the Company has not yet filed a response to the plaintiff’s complaint. No assurances can be given as to the timing, outcome or consequences of this matter.

In September 2018, a lawsuit was filed against the Company in the State of New York (Accardo v. Lending Club, et al., 2:18-cv-05030-JS-AKT) asserting an individual claim under the federal Fair Credit Reporting Act against the Company. In early 2019, the plaintiff filed a motion for leave to amend his complaint in the case to assert a putative class claim under the Fair Credit Reporting Act. The plaintiff’s proposed amended complaint contends that LendingClub failed to conduct a reasonable investigation into plaintiff’s identity theft dispute and plaintiff seeks to represent a class of similarly situated individuals. The Company filed an opposition to plaintiff’s motion for leave to amend and also filed a motion to compel arbitration of plaintiff’s claim against the Company on an individual basis. The court has not yet ruled on either motion. Discovery in the case is stayed. This matter is in the early stages. No assurances can be given as to the timing, outcome or consequences of this matter.

California Private Attorneys General Lawsuit

In September 2018, a putative action under the California Private Attorney General Act was brought against the Company in the California Superior Court (Brott v. LendingClub Corporation, et al., CGC-18-570047) alleging violations of the California Labor Code. The complaint by a former employee alleges that the Company improperly failed to pay certain hourly employees for all wages owed, pay the correct rate of pay including overtime, and

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

provide accurate wage statements. The lawsuit alleges that the plaintiff and aggrieved employees are entitled to recover civil penalties under the California Labor Code. On January 11, 2019, the Company filed a petition to compel arbitration of the plaintiff’s claims and stay the litigation pending a ruling on the motion and arbitration of the matter. Pursuant to the parties’ stipulation, in March 2019, the court issued an order staying the lawsuit pending the parties’ participation in a mediation in September 2019. This lawsuit is in the early stages. The Company denies and will vigorously defend against the allegations. No assurances can be given as to the timing, outcome or consequences of this matter.

Certain Financial Considerations Relating to Litigation and Investigations

With respect to the matters discussed above, the Company had $12.7 million and $12.8 million in accrued contingent liabilities at March 31, 2019 and December 31, 2018, respectively. Class action and regulatory litigation expense for the first quarter of 2018 was $13.5 million. The Company had no class action and regulatory litigation expense during the first quarter of 2019. In addition to the foregoing, the Company is subject to, and may continue to be subject to, legal proceedings and regulatory actions in the ordinary course of business. No assurance can be given as to the timing, outcome or consequences of any of these matters.

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

Several of the Company’s executive officers and directors (including immediate family members) have made deposits and withdrawals to their investor accounts and purchased loans or interests therein or had investments in and distributions from private funds managed by LCAM. The Company believes all such transactions by related persons were made in the ordinary course of business and were transacted on terms and conditions that were not more favorable than those obtained by similarly situated third-party investors.

As of March 31, 2019, the Company had an $8.1 million investment and an approximate 23% ownership interest in an Investment Fund, a private fund that participates in a family of funds with other unrelated third parties. This

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

family of funds purchases whole loans and interests in loans from the Company, as well as other assets from third parties unrelated to the Company. The Company’s investment in the Investment Fund is recorded in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

During the first quarter of 2019, the family of funds purchased $77 thousand of whole loans. During the first quarter of 2019, the Company earned $28 thousand in investor fees from this family of funds, and paid interest of $327 thousand on the funds’ interests in whole loans. The Company believes that the investor fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

21. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2019, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined no additional subsequent events were required to be recognized or disclosed.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (Report). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in “Part I – Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (Annual Report). The forward-looking statements included in this Report are made only as of the date hereof.

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

Loans facilitated through our lending marketplace are funded by the sale of whole loans to banks and institutional investors, the issuance of asset-backed securities through securitizations and CLUB Certificates, the issuance of notes and certificates to our self-directed investors or funded directly by the Company with its own capital.

The Company securitizes a portion of the unsecured personal loans we facilitate through asset-backed securitization transactions and the issuance of pass-through securities called CLUB Certificates. In connection with asset-backed securitizations, the Company is the sponsor and establishes securitization trusts to ultimately purchase the loans from the Company and/or third-party whole loan investors. Securities issued from our asset-backed securitizations are senior or subordinated based on the waterfall criteria of loan payments to each security class. The residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. As the sponsor for securitization transactions, the Company manages the completion of the transaction and earns fees from third-party participants. In addition, the Company sponsors the sale of unsecured personal whole loans through the issuance of pass-through securities called CLUB Certificates, which are collateralized by loans transferred to a

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

series of a master trust and trade in the over-the-counter market with a CUSIP. The sale of CLUB Certificates results in more liquidity and demand for our unsecured personal loans. Each owner of a CLUB Certificate has an undivided and equal interest in the underlying loans of each transaction.

We continue to use our own capital to fund the purchase of loans for future structured program transactions, and related risk retention requirements, as well as for whole loan sales. Additionally, at our discretion, we use our capital to fund the purchase of loans to support marketplace equilibrium when a matching third-party investor is not available at time of origination, to reflect changes in market value through loan pricing, to test new product offerings, and to make accommodations to customers. In situations where we use our own capital to invest in loans, we earn interest income and record fair value adjustments attributable to changes in actual and expected credit and prepayment performance, or any difference between sale price and carrying value.

Current Economic and Business Environment

Our online lending marketplace platform seeks to adapt to changing marketplace conditions and investors’ return on investment expectations. LendingClub monitors a variety of economic, credit and competitive indicators to propose changes to issuing banks’ credit policies and interest rates.

In the first quarter of 2019, our marketplace facilitated $2.7 billion of loan originations, of which $1.7 billion was issued through whole loan sales, $830.4 million was purchased or pending purchase by the Company, $169.7 million were issued through member payment dependent notes and $20.5 million were issued through trust certificates. Loans held by the Company at quarter end are available loan inventory for future structured program transactions and whole loan sales, excluding loans held by the Company as a result of consolidated securitization trusts.

The following table shows the volume of loan originations facilitated through the Company’s platform, loans purchased or pending purchase by the Company, and the available loan inventory as of the end of each period presented (in millions):

	March 31, 2019	December 31, 2018	September 30, 2018
Loan originations	$2,727.8	$2,871.0	$2,886.5
Loans purchased or pending purchase by the Company during the quarter	$830.4	$1,180.4	$1,174.0
LendingClub inventory (1)	$266.9	$527.5	$441.6
LendingClub inventory as a percentage of loan originations (1)	10%	18%	15%

(1)
LendingClub inventory reflects loans purchased or pending purchase by the Company during the period, excluding loans held by the Company through consolidated securitization trusts, and not yet sold as of the period end.

During 2018, market interest rates rose which increased certain of our investors’ cost of funding and expectations regarding return on investment. As market interest rates rise, we see higher yield expectations from investors for certain prime loans. Throughout 2018 and in February 2019, we increased interest rates on certain loans. In addition, we experienced underperformance and increased investor yield expectations for certain prime loans with higher credit risk and have continued to take credit actions to reduce credit loss expectations on targeted grades of prime and near prime loans. Separately, we periodically adjust products available on our marketplace to reflect investor demand. As a result, beginning in May 2019, except for certain previously qualified or approved loans, we will no longer facilitate new grade E loans due to lack of investor demand on our marketplace. Grade E loans have historically accounted for less than 5% of volume on our marketplace.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Because of timing differences between changes in market interest rates, interest rates on loans, credit performance and investor yield expectations, there may be a difference between the actual yield and the investor required yield on a loan. In these circumstances we continue to use our own capital to purchase loans from our issuing banks. This allows us to adjust the effective yield on a loan through its sale price, thereby maintaining marketplace equilibrium. Any discount to par will result in negative fair value adjustments, which is offset by interest income earned while we own the loans.

We have been reviewing our cost structure and have a number of expense initiatives underway with the goal of increasing our operating efficiency. As a result of our review, we signed a lease to establish a site in a more cost-effective location in the Salt Lake City area. We started to hire full-time employees in the first quarter of 2019 in the Salt Lake City area and increased the use of third-party business process outsource providers. We plan on relocating our origination and servicing operations from San Francisco, California to the Salt Lake City area by the end of 2019. In conjunction with this initiative, we have sublet office space in San Francisco, California, and may continue to do so in the future. While we expect the implementation of these expense initiatives to increase expenses in the short-term, they are expected to result in overall increased operating efficiency for the Company.

In April 2019, we announced that we will connect applicants looking for a small business loan with strategic partners and earn certain fees, instead of facilitating these loans on our platform. In addition, we continue to evaluate strategic alternatives related to our portfolio.

Factors That Can Affect Revenue

As an operator of a lending marketplace, we work to match the supply of loans facilitated through our platform and demand from investors while also growing the overall volume of originations and correspondingly revenue at a pace commensurate with proper planning, compliance, risk management, user experience, and operational controls that work to optimize the quality of the customer experience, customer satisfaction and long term growth. In addition, we utilize our balance sheet to support our structured program transactions, manage marketplace equilibrium, hold loans for testing new or existing loan products and repurchase loans that did not meet an investor’s criteria. In some instances, we may subsequently sell those loans, recognizing a gain or loss on their sale.

Loan supply, which is partly driven by borrower-related activities within our business, combined with investor demand to purchase loans on our platform as well as our own loan purchases, can affect our revenue in any particular period. These drivers collectively affect transaction fees, investor fees earned by us related to these transactions, interest income, fair value adjustments and other revenue related to loans held on balance sheet, including the performance of such loans. As these drivers can be affected by a variety of factors, both in and out of our control, revenues may fluctuate from period to period. Factors that can affect these drivers and ultimately revenue and its timing include:

•	market confidence in our data, controls, and processes,

•	announcements and terms of resolution of governmental inquiries or private litigation,

•	the mix of borrower products and corresponding transaction fees,

•	availability or the timing of the deployment of investment capital by investors,

•	the availability and amount of new capital from pooled investment vehicles and managed accounts that typically deploy their capital at the start of a period,

•	the amount of purchase limitations we can impose on larger investors as a way to maintain investor balance and fairness,

•	the attractiveness of alternative opportunities for borrowers or investors, through changes in interest rates, transaction fees, terms, or risk profile,

•	the responsiveness of applicants to our marketing efforts,

•	expenditures on marketing initiatives in a period,

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

•	the sufficiency of operational staff to process any manual portion of the loan applications in a timely manner,

•	the responsiveness of borrowers to satisfy additional income or employment verification requirements related to their application,

•	borrower withdrawal rates,

•	the percentage distribution of loans between the whole and fractional loan platforms,

•	platform system performance,

•	seasonality in demand for our platform and services, which is generally lower in the first quarter,

•	determination to hold loans for purposes of subsequently distributing the loans through sale or structured program transaction,

•	changes in the credit performance of loans or market interest rates,

•	the success of our models to predict borrower risk levels and related investor demand, and

•	other factors.

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

Key Operating and Financial Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Loan originations	$2,727,831	$2,871,019	$2,306,003
Sales and marketing expense as a percent of loan originations	2.44%	2.38%	2.49%
Net revenue	$174,418	$181,521	$151,667
Consolidated net loss	$(19,900)	$(13,412)	$(31,180)
Contribution (1)	$85,688	$91,023	$74,436
Contribution margin (1)	49.1%	50.1%	49.1%
Adjusted EBITDA (1)	$22,589	$28,464	$15,333
Adjusted EBITDA margin (1)	13.0%	15.7%	10.1%
Adjusted net loss (1)	$(11,518)	$(4,110)	$(14,208)
Adjusted EPS (1)	$(0.03)	$(0.01)	$(0.03)

(1)
Represents non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures” below.

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

We classify the loans facilitated by our platform into three major loan products: standard program personal loans, custom program personal loans and other loans. The majority of the loans facilitated through our platform are standard program personal loans that represent loans made to prime borrowers that are available to both public investors (in the form of member payment dependent notes) and other private investors. Custom program personal loans include all other personal loans to borrowers who are not eligible for our standard program, including loans made to super-prime and near-prime borrowers, and are available only to private investors. Other loans are comprised of education and patient finance loans, auto refinance loans, and small business loans.

Loan origination volume and weighted-average transactions fees (as a percent of origination balance) by major loan products are as follows:

	Three Months Ended
	March 31, 2019		December 31, 2018		March 31, 2018
(in millions, except percentages)	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee
Personal loans – standard program	$1,928.4	5.1%	$2,050.9	5.0%	$1,741.8	4.8%
Personal loans – custom program	585.5	4.8%	610.8	4.9%	346.5	5.2%
Total personal loans	2,513.9	5.0%	2,661.7	5.0%	2,088.3	4.9%
Other loans	213.9	4.3%	209.3	4.1%	217.7	4.4%
Total	$2,727.8	5.0%	$2,871.0	4.9%	$2,306.0	4.8%

The increase in the total weighted-average transaction fee in the first quarter of 2019 compared to the first quarter of 2018 was primarily driven by an increase in the average transaction fees earned in our standard personal loans program.

Personal loan origination volume for our standard loan program by loan grade were as follows:

	Three Months Ended
(in millions)	March 31, 2019		December 31, 2018		March 31, 2018
Personal loan originations by loan grade – standard loan program:	Amount	% of Total	Amount	% of Total	Amount	% of Total
A	$608.3	32%	$604.9	29%	$414.6	24%
B	574.5	30%	591.6	29%	524.5	30%
C	452.5	23%	495.9	24%	474.8	27%
D	243.5	13%	267.1	13%	248.0	14%
E	49.4	2%	83.8	5%	63.3	4%
F	0.2	—%	6.3	N/M	14.0	1%
G	—	—%	1.3	N/M	2.6	N/M
Total	$1,928.4	100%	$2,050.9	100%	$1,741.8	100%
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Credit and pricing policy changes continued to be made by the Company during the first quarter of 2019, resulting in a change in the mix of personal loan origination volume from higher risk grades E through G to lower risk A through D grades. These changes broadly focused on tightening credit to shift overall platform mix towards lower risk and higher credit quality borrowers.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations
The following table sets forth the Condensed Consolidated Statements of Operations data for each of the periods presented:

	Three Months Ended			Change (%)
	March 31, 2019	December 31, 2018	March 31, 2018	Q1 2019 vs Q1 2018	Q1 2019 vs Q4 2018
Net revenue:

Transaction fees	$135,397	$142,053	$111,182	22%	(5)%

Interest income	100,172	106,170	138,018	(27)%	(6)%
Interest expense	(75,360)	(83,222)	(110,843)	(32)%	(9)%
Net fair value adjustments	(34,729)	(25,865)	(28,713)	21%	34%
Net interest income and fair value adjustments	(9,917)	(2,917)	(1,538)	N/M	N/M
Investor fees	31,731	30,419	27,895	14%	4%
Gain on sales of loans	15,152	10,509	12,671	20%	44%
Net investor revenue (1)	36,966	38,011	39,028	(5)%	(3)%

Other revenue	2,055	1,457	1,457	41%	41%

Total net revenue	174,418	181,521	151,667	15%	(4)%
Operating expenses: (2)
Sales and marketing	66,623	68,353	57,517	16%	(3)%
Origination and servicing	28,273	25,707	22,645	25%	10%
Engineering and product development	42,546	39,552	36,837	15%	8%
Other general and administrative	56,876	61,303	52,309	9%	(7)%
Class action and regulatory litigation expense	—	—	13,500	N/M	N/M
Total operating expenses	194,318	194,915	182,808	6%	—%
Loss before income tax expense	(19,900)	(13,394)	(31,141)	(36)%	49%
Income tax expense	—	18	39	N/M	N/M
Consolidated net loss	$(19,900)	$(13,412)	$(31,180)	(36)%	48%
Less: Income attributable to noncontrolling interests	35	50	1	N/M	(30)%
LendingClub net loss	$(19,935)	$(13,462)	$(31,181)	(36)%	48%
N/M – Not meaningful
(1) See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.
(2) Includes stock-based compensation expense as follows:
	Three Months Ended			Change (%)
	March 31, 2019	December 31, 2018	March 31, 2018	Q1 2019 vs Q1 2018	Q1 2019 vs Q4 2018
Sales and marketing	$1,571	$1,688	$1,860	(16)%	(7)%
Origination and servicing	924	1,044	1,072	(14)%	(11)%
Engineering and product development	5,231	4,403	5,279	(1)%	19%
Other general and administrative	10,526	10,583	9,590	10%	(1)%
Total stock-based compensation expense	$18,252	$17,718	$17,801	3%	3%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

	Three Months Ended			Change (%)
	March 31, 2019	December 31, 2018	March 31, 2018	Q1 2019 vs Q1 2018	Q1 2019 vs Q4 2018
Net revenue:

Transaction fees	$135,397	$142,053	$111,182	22%	(5)%

Interest income	100,172	106,170	138,018	(27)%	(6)%
Interest expense	(75,360)	(83,222)	(110,843)	(32)%	(9)%
Net fair value adjustments	(34,729)	(25,865)	(28,713)	21%	34%
Net interest income and fair value adjustments	(9,917)	(2,917)	(1,538)	N/M	N/M
Investor fees	31,731	30,419	27,895	14%	4%
Gain on sales of loans	15,152	10,509	12,671	20%	44%
Net investor revenue	36,966	38,011	39,028	(5)%	(3)%

Other revenue	2,055	1,457	1,457	41%	41%

Total net revenue	$174,418	$181,521	$151,667	15%	(4)%
N/M – Not meaningful

The analysis below is presented for the following periods: First quarter of 2019 compared to the first quarter of 2018 (Quarter Over Quarter) and first quarter of 2019 compared to the fourth quarter of 2018 (Sequential).

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform in facilitating the origination of loans by our issuing bank partners. The amount of these fees is based upon the terms of the loan, including grade, rate, term, channel and other factors. As of March 31, 2019, these fees ranged from 0% to 6% of the initial principal amount of a loan. With respect to loans for which WebBank acts as the issuing bank, we record transaction fee revenue net of program fees paid to WebBank.

Transaction fees were $135.4 million and $111.2 million for the first quarters of 2019 and 2018, respectively, an increase of 22%. The increase was primarily due to higher loan origination volume and an increase in the average transaction fees earned in our standard personal loans program. Loans facilitated through our lending marketplace increased to $2.7 billion for the first quarter of 2019 compared to $2.3 billion for the first quarter of 2018, an increase of 18%. The average transaction fee as a percentage of the initial principal balance of the loan was 5.0%for the first quarter of 2019 compared to 4.8% for the first quarter of 2018.

Transaction fees were $135.4 million and $142.1 million for the first quarter of 2019 and fourth quarter of 2018, respectively, a decrease of 5%. The decrease was primarily due to lower loan origination volume partially offset by an increase in the average transaction fees earned in our standard personal loans program. Loans facilitated through our lending marketplace to decreased to $2.7 billion for the first quarter of 2019 compared to $2.9 billion in the fourth quarter of 2018, a decrease of 5%. The average transaction fee as a percentage of the initial principal balance of the loan was 5.0% for the first quarter of 2019 compared to 4.9% for the fourth quarter of 2018.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

In April 2019, we recognized approximately $6.6 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the first quarter of 2019. In April 2018, we recognized approximately $5.7 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the first quarter of 2018.

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

Loans, Notes, Certificates and Secured Borrowings: We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that are funded by notes, certificates and certain secured borrowings because loan balances, interest rates and maturities are matched and offset by an equal balance of notes, certificates or secured borrowings with the exact same interest rates and maturities. The changes in fair value of loans, notes, certificates and secured borrowings are shown on our Condensed Consolidated Statements of Operations on a net basis. Due to the payment dependent feature of the notes, certificates and secured borrowings, fair value adjustments on loans funded with notes, certificates and secured borrowings result in no net effect on our earnings, except for changes in fair value of any applicable credit support agreements relating to secured borrowings.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table provides additional detail related to net interest income and fair value adjustments for assets invested in by the Company, assets with equal and offsetting liabilities, and total interest income, interest expenses and net fair value adjustments:

	Three Months Ended			Change (%)
	March 31, 2019	December 31, 2018	March 31, 2018	Q1 2019 vs Q1 2018	Q1 2019 vs Q4 2018
Loans invested in by the Company, securities available for sale, cash and cash equivalents, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$28,785	$26,924	$30,708	(6)%	7%
Securities available for sale	3,096	2,644	1,225	153%	17%
Cash and cash equivalents	1,784	1,488	749	138%	20%
Total	33,665	31,056	32,682	3%	8%
Interest expense:
Credit facilities and securities sold under repurchase agreements	(6,279)	(7,576)	(3,175)	98%	(17)%
Securitization notes	(2,574)	(532)	(2,332)	10%	384%
Total	(8,853)	(8,108)	(5,507)	61%	9%
Net interest income	$24,812	$22,948	$27,175	(9)%	8%
Net fair value adjustments	(34,729)	(25,865)	(28,713)	21%	34%
Net interest income and fair value adjustments	$(9,917)	$(2,917)	$(1,538)	N/M	N/M

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$66,507	$75,114	$105,336	(37)%	(11)%
Interest expense:
Notes, certificates and secured borrowings	(66,507)	(75,114)	(105,336)	(37)%	(11)%
Net interest income	$—	$—	$—	N/M	N/M

Total net interest income and fair value adjustments:
Interest income	$100,172	$106,170	$138,018	(27)%	(6)%
Interest expense	(75,360)	(83,222)	(110,843)	(32)%	(9)%
Net fair value adjustments	(34,729)	(25,865)	(28,713)	21%	34%
Net interest income and fair value adjustments	$(9,917)	$(2,917)	$(1,538)	N/M	N/M
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table provides the outstanding quarterly average balances, which are key drivers of interest income and interest expense in the periods presented:

	Outstanding Quarterly Average Balances for Three Months Ended			Change (%)
	March 31, 2019	December 31, 2018	March 31, 2018	Q1 2019 vs Q1 2018	Q1 2019 vs Q4 2018
Loans held for investment by the Company	$5,627	$10,241	$354,695	(98)%	(45)%
Loans held for sale by the Company	$757,513	$684,024	$327,859	131%	11%
Credit facilities and securities sold under repurchase agreements	$357,343	$433,662	$95,025	N/M	(18)%
Securitization notes	$247,060	$64,088	$297,783	(17)%	N/M
Loans held for investment	$1,906,205	$2,147,177	$2,988,625	(36)%	(11)%
Notes, certificates and secured borrowings	$1,914,675	$2,165,814	$3,012,660	(36)%	(12)%
N/M – Not meaningful

Interest income associated with loans invested in by the Company, securities available for sale, and cash and cash equivalents was $33.7 million and $32.7 million for the first quarters of 2019 and 2018, respectively, an increase of 3%. The increase was primarily due to an increase in the average outstanding balance of loans invested in by the Company.

Interest income associated with loans invested in by the Company, securities available for sale, and cash and cash equivalents was $33.7 million and $31.1 million for the first quarter of 2019 and fourth quarter of 2018, respectively, an increase of 8%. The increase was primarily due to an increase in the average outstanding balances of loans invested in by the Company.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes was $8.9 million and $5.5 million for the first quarters of 2019 and 2018, respectively, an increase of 61%. The increase was primarily due to an increase in the average outstanding balances of credit facilities and an increase in LIBOR (London Inter-bank Offered Rate).

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes was $8.9 million and $8.1 million for the first quarter of 2019 and fourth quarter of 2018, respectively, an increase of 9%. The increase was primarily due to an increase in the average outstanding balances of securitization notes and an increase in LIBOR.

Net fair value adjustments were $(34.7) million and $(28.7) million for the first quarters of 2019 and 2018, respectively, an increase of 21%. The increase was primarily due to increases in the average outstanding balances and investor required yields related to loans invested in by the Company to support structured program transactions and whole loan sales as well as a fair value expense related to the dissolution of certain private funds managed by LCAM.

Net fair value adjustments were $(34.7) million and $(25.9) million for the first quarter of 2019 and fourth quarter of 2018, respectively, an increase of 34%. The increase was primarily due to increases in the average outstanding balances and investor required yields related to loans invested in by the Company to support structured program transactions and whole loan sales as well as a fair value expense related to the dissolution of certain private funds managed by LCAM.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $66.5 million and $105.3 million for the first quarters of 2019 and 2018, respectively, a decrease of 37%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings, due to a larger portion of loans originated being sold to whole loan investors and structured program transactions.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $66.5 million and $75.1 million for the first quarter of 2019 and fourth quarter of 2018, respectively, a decrease of 11%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings, due to a larger portion of loans originated being sold to whole loan investors and structured program transactions.

Investor Fees

The table below illustrates the composition of investor fees and the outstanding principal balance of loans serviced, which is a key driver of investor fees, by the method in which the loans were financed for each period presented:

	Three Months Ended			Change (%)
	March 31, 2019	December 31, 2018	March 31, 2018	Q1 2019 vs Q1 2018	Q1 2019 vs Q4 2018
Investor Fees:
Whole loans sold	$24,613	$23,180	$19,235	28%	6%
Notes, certificates and secured borrowings	7,118	7,239	8,619	(17)%	(2)%
Funds and separately managed accounts (1)	—	—	41	N/M	—%
Total	$31,731	$30,419	$27,895	14%	4%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions):
Whole loans sold	$11,761	$10,890	$8,571	37%	8%
Notes, certificates and secured borrowings	1,805	2,013	2,830	(36)%	(10)%
Total excluding loans invested in by the Company	$13,566	$12,903	$11,401	19%	5%
Loans invested in by the Company	565	843	581	(3)%	(33)%
Total	$14,131	$13,746	$11,982	18%	3%
N/M – Not meaningful

(1)
Funds are the private funds for which LendingClub Asset Management, LLC (LCAM), or its subsidiaries acted as general partner. In March 2019, we completed the dissolution of those funds. The Company does not expect to earn investor fees from private funds and separately managed accounts in the future.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investor fee revenue related to whole loans sold also includes the change in fair value of our servicing assets and liabilities associated with the loans. Servicing rights are recorded as either an asset or liability in “Gain on sales of loans” in the Company’s Condensed Consolidated Statements of Operations depending on the degree to which the contractual loan servicing fee is above or below, respectively, an estimated market rate loan servicing fee. The change in fair value of servicing rights does not affect the contractual fees that we collect monthly from the whole loan investors.

Investor fees – whole loans sold: Investor fee revenue related to the servicing of whole loans sold was $24.6 million and $19.2 million for the first quarters of 2019 and 2018, respectively, an increase of 28%. The increase was primarily due to a higher balance of whole loans serviced and increases in delinquent loan collections and charged-off loan sales, partially offset by the change in fair value of servicing rights.

Investor fee revenue related to the servicing of whole loans sold was $24.6 million and $23.2 million for the first quarter of 2019 and fourth quarter of 2018, respectively, an increase of 6%. The increase was primarily due to a higher balance of whole loans serviced and increases in delinquent loan collections and charged-off loan sales, partially offset by the change in fair value of servicing rights.

Investor fees – notes, certificates and secured borrowings: Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $7.1 million and $8.6 million for the first quarters of 2019 and 2018, respectively, a decrease of 17%. The decrease was primarily due to a lower principal balance of loans serviced and charged-off loan sales, partially offset by an increase in delinquent loan collections.

Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $7.1 million and $7.2 million for the first quarter of 2019 and fourth quarter of 2018, respectively. The decrease was primarily due to a lower principal balance of loans serviced and charged-off loan sales, partially offset by an increase in delinquent loan collections.

Gain (Loss) on Sales of Loans

In connection with loan sales and structured program transactions, in addition to investor fees earned with respect to the corresponding loan, we recognize a gain or loss on the sale of that loan based on the level to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee. Additionally, we recognize program fees, net of transaction costs, as a gain or loss on sale of loans contributed to structured program transactions.

Gain on sales of loans was $15.2 million and $12.7 million for the first quarters of 2019 and 2018, respectively, an increase of 20%. The increase was primarily due to increases in the weighted-average contractual loan servicing fee that resulted in higher gains on sales of loans, partially offset by decreases in the volume of loans sold.

Gain on sales of loans was $15.2 million and $10.5 million for the first quarter of 2019 and fourth quarter of 2018, respectively, an increase of 44%. The increase was primarily due to increases in the volume of loans sold and the weighted-average contractual loan servicing fee that resulted in higher gains on sales of loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Other Revenue

Other revenue primarily consists of sublease revenue from our sublet office space in San Francisco, California, and referral revenue that relates to fees earned from third-party companies when customers referred by us complete specified actions with such third-party companies. The table below illustrates the composition of other revenue for each period presented:

	Three Months Ended			Change (%)
	March 31, 2019	December 31, 2018	March 31, 2018	Q1 2019 vs Q1 2018	Q1 2019 vs Q4 2018
Sublease revenue	$1,007	$165	$77	N/M	N/M
Referral revenue	695	830	836	(17)%	(16)%
Other (1)	353	462	544	(35)%	(24)%
Other revenue	$2,055	$1,457	$1,457	41%	41%

(1)
Beginning in the first quarter of 2019, the Company separately reported “Sublease revenue” from “Other” in the table above. Prior period amounts have been reclassified to conform to the current period presentation.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended			Change (%)
	March 31, 2019	December 31, 2018	March 31, 2018	Q1 2019 vs Q1 2018	Q1 2019 vs Q4 2018
Sales and marketing	$66,623	$68,353	$57,517	16%	(3)%
Origination and servicing	28,273	25,707	22,645	25%	10%
Engineering and product development	42,546	39,552	36,837	15%	8%
Other general and administrative	56,876	61,303	52,309	9%	(7)%
Class action and regulatory litigation expense	—	—	13,500	N/M	N/M
Total operating expenses	$194,318	$194,915	$182,808	6%	—%
N/M – Not meaningful

Sales and marketing: Sales and marketing expense was $66.6 million and $57.5 million for the first quarters of 2019 and 2018, respectively, an increase of 16%. The increase was primarily due to a $9.1 million increase in variable marketing expenses based on higher loan origination volume. Sales and marketing expense as a percent of loan originations was 2.4% in the first quarter of 2019 compared to 2.5% in the first quarter of 2018.

Sales and marketing expense was $66.6 million and $68.4 million for the first quarter of 2019 and fourth quarter of 2018, respectively, a decrease of 3%. The decrease was primarily due to a $1.2 million decrease in variable marketing expenses based on lower loan origination volume. Sales and marketing expense as a percent of loan originations was 2.4% in both the first quarter of 2019 and the fourth quarter of 2018.

Origination and servicing: Origination and servicing expense was $28.3 million and $22.6 million for the first quarters of 2019 and 2018, respectively, an increase of 25%. The increase was primarily due to a $3.2 million increase in cost structure simplification expense resulting from establishing a site in the Salt Lake City area and a $2.0 million increase in loan processing and servicing costs associated with higher loan origination volume and loans serviced. Outsourced service provider expense increased by $2.6 million from the first quarter of 2018, which was offset by a $2.4 million decrease in personnel-related expenses for full-time employees and contractors.

Origination and servicing expense was $28.3 million and $25.7 million for the first quarter of 2019 and fourth quarter of 2018, respectively, an increase of 10%. The increase was primarily due to a $2.5 million increase in cost structure simplification expense resulting from establishing a site in the Salt Lake City area and a $0.7 million increase in loan processing and servicing costs resulting from a higher balance of loans serviced on our platform. The outstanding principal balance of loans serviced on our platform has increased 3% from the fourth quarter of 2018 to the first quarter of 2019. Additionally, outsourced service provider expense increased by $0.6 million from the fourth quarter of 2018, which was offset by a $0.9 million decrease in personnel-related expenses for full-time employees and contractors.

Engineering and product development: Engineering and product development expense was $42.5 million and $36.8 million for the first quarters of 2019 and 2018, respectively, an increase of 15%. The increase was primarily driven by continued investment in technology and platform improvements that are focused on enhancing our credit decisioning capabilities, loan servicing, internal testing environment and cloud infrastructure, which included a $4.1 million increase in depreciation and impairment expense and a $0.7 million increase in equipment and software expense.

We capitalized $10.7 million and $12.8 million in software development costs for the first quarters of 2019 and 2018, respectively.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Engineering and product development expense was $42.5 million and $39.6 million for the first quarter of 2019 and fourth quarter of 2018, respectively, an increase of 8%. The increase was primarily due to a $2.4 million increase in personnel-related expense and a $1.0 million increase in depreciation and impairment expense.

We capitalized $10.7 million and $10.6 million in software development costs for the first quarter of 2019 and fourth quarter of 2018, respectively.

Other general and administrative expense: Other general and administrative expense was $56.9 million and $52.3 million for the first quarters of 2019 and 2018, respectively, an increase of 9%. The increase was primarily due to a $3.0 million increase in personnel-related expenses associated with higher headcount levels and a $1.1 million increase in facilities expense associated with establishing a site in the Salt Lake City area.

Other general and administrative expense was $56.9 million and $61.3 million for the first quarter of 2019 and fourth quarter of 2018, respectively, a decrease of 7%. The decrease was primarily due to a $5.1 million decrease in cost structure simplification expense related to external advisory fees, partially offset by a $1.7 million increase in personnel-related expenses associated with higher headcount levels.

Class Action and Regulatory Litigation Expense

Class action and regulatory litigation expense for the first quarter of 2018 was $13.5 million related to ongoing governmental and regulatory investigations following the internal board review described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Board Review” contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (Board Review). There was no class action and regulatory litigation expense for the first quarter of 2019.

Income Taxes

We continued to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

Non-GAAP Financial Measures and Supplemental Financial Information

We use certain non-GAAP financial measures in evaluating our operating results. We believe that Contribution, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), Adjusted Earnings (Loss) Per Share (Adjusted EPS) and Net Cash and Other Financial Assets help identify trends in our core business results and allow for greater transparency with respect to key metrics used by our management in its decision making.

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

In the fourth quarter of 2018, the Company included a new adjustment for cost structure simplification expense to calculate Contribution, Adjusted EBITDA and Adjusted Net Income (Loss). This expense relates to a review of our cost structure and a number of expense initiatives underway, including the establishment of a site in the Salt Lake City area. The expense includes incremental and excess personnel-related expenses associated with establishing our Salt Lake City area site and external advisory fees.

Beginning in the first quarter of 2019, we included supplemental financial information to the existing financial statements. We believe this supplemental financial information is useful because it indicates the effect of pass-through items (Pass-throughs) related to our member payment dependent retail program (Retail Program) notes as well as certain VIEs that we are required to consolidate in accordance with GAAP. We are delineating between assets which are legally ours and those which are not, as well as liabilities which are only payable from the cash flows of those assets. In addition, in the first quarter of 2019, the Company introduced “Net Cash and Other Financial Assets” as a new non-GAAP measure that is calculated as cash and certain other financial assets, including loans and securities available for sale which are partially secured and offset by the related credit facilities. We believe this is a useful measure because it illustrates the overall financial stability and operating leverage of the Company.

Contribution and Contribution Margin

Contribution is a non-GAAP financial measure that is calculated as net revenue less “sales and marketing” and “origination and servicing” expenses on the Company’s Condensed Consolidated Statements of Operations, adjusted to exclude cost structure simplification and non-cash stock-based compensation expenses within these captions and income or loss attributable to noncontrolling interests. These costs represent the costs that are most directly related to generating such revenue. Contribution Margin is a non-GAAP financial measure calculated by dividing Contribution by total net revenue.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table shows the calculation of Contribution and Contribution Margin:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Total net revenue	$174,418	$181,521	$151,667
Sales and marketing expense	66,623	68,353	57,517
Origination and servicing expense	28,273	25,707	22,645
Total direct expenses	94,896	94,060	80,162
Cost structure simplification expense (1)	3,706	880	—
Stock-based compensation (2)	2,495	2,732	2,932
Income attributable to noncontrolling interests	(35)	(50)	(1)
Contribution	$85,688	$91,023	$74,436
Contribution margin	49.1%	50.1%	49.1%

(1)
Contribution excludes the portion of personnel-related expense associated with establishing a site in the Salt Lake City area that is included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)	Contribution excludes stock-based compensation expense included in the “Sales and marketing” and “Origination and servicing” expense categories.

The following table presents a reconciliation of net loss to Contribution for each of the periods indicated:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Consolidated net loss	$(19,900)	$(13,412)	$(31,180)
Engineering and product development expense	42,546	39,552	36,837
Other general and administrative expense	56,876	61,303	52,309
Cost structure simplification expense (1)	3,706	880	—
Class action and regulatory litigation expense	—	—	13,500
Stock-based compensation expense (2)	2,495	2,732	2,932
Income tax expense	—	18	39
Income attributable to noncontrolling interests	(35)	(50)	(1)
Contribution	$85,688	$91,023	$74,436
Total net revenue	$174,418	$181,521	$151,667
Contribution margin	49.1%	50.1%	49.1%

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Consolidated net loss	$(19,900)	$(13,412)	$(31,180)
Depreciation and impairment expense:
Engineering and product development	13,373	12,372	9,247
Other general and administrative	1,542	1,525	1,419
Amortization of intangible assets	940	941	1,035
Cost structure simplification expense (1)	4,272	6,782	—
Legal, regulatory and other expense related to legacy issues (2)	4,145	2,570	16,973
Stock-based compensation expense	18,252	17,718	17,801
Income tax expense	—	18	39
Income attributable to noncontrolling interests	(35)	(50)	(1)
Adjusted EBITDA	$22,589	$28,464	$15,333
Total net revenue	$174,418	$181,521	$151,667
Adjusted EBITDA margin	13.0%	15.7%	10.1%

(1)
Includes personnel-related expenses associated with establishing a site in the Salt Lake City area and external advisory fees. These expenses are included in “Sales and marketing,” “Origination and servicing,” “Engineering and product development” and “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations.

(2)
Includes class action and regulatory litigation expense of $13.5 million for the first quarter of 2018, which is included in “Class action and regulatory litigation expense” on the Company’s Condensed Consolidated Statements of Operations. There was no class action and regulatory litigation expense for the first quarter of 2019 or fourth quarter of 2018. For the first quarter of 2019, includes expense related to the dissolution of certain private funds managed by LCAM of $2.2 million and legal expenses of $1.9 million, which are included in “Net fair value adjustments” and “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations, respectively. For the fourth quarter of 2018 and first quarter of 2018, also includes legal and other expenses of $2.6 million and $3.5 million, respectively, which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Adjusted Net Income (Loss) and Adjusted EPS

Adjusted Net Income (Loss) is a non-GAAP financial measure defined as net income (loss) attributable to LendingClub adjusted to exclude certain expenses that are either non-recurring or unusual in nature, such as expenses related to our cost structure simplification, goodwill impairment and legal, regulatory and other expense related to legacy issues, net of tax. Adjusted EPS is a non-GAAP financial measure calculated by dividing Adjusted Net Income (Loss) by the weighted-average diluted common shares outstanding. We believe that Adjusted Net Income (Loss) and Adjusted EPS are important measures because they directly reflect the financial performance of our business operations.

The following table presents a reconciliation of LendingClub Net Loss to Adjusted Net Loss and the calculation of Adjusted EPS for each of the periods indicated:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
LendingClub net loss	$(19,935)	$(13,462)	$(31,181)
Cost structure simplification expense (1)	4,272	6,782	—
Legal, regulatory and other expense related to legacy issues (2)	4,145	2,570	16,973
Adjusted net loss	$(11,518)	$(4,110)	$(14,208)

Weighted-average common shares - diluted	430,544,355	427,697,182	418,299,301
Weighted-average other dilutive equity awards	—	—	—
Non-GAAP diluted shares (3)	430,544,355	427,697,182	418,299,301

Adjusted EPS - diluted	$(0.03)	$(0.01)	$(0.03)

(1)
Includes personnel-related expense associated with establishing a site in the Salt Lake City area and external advisory fees. These expenses are included in “Sales and marketing,” “Origination and servicing,” “Engineering and product development” and “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations.

(2)
Includes class action and regulatory litigation expense and legal and other expenses, which are included in “Class action and regulatory litigation expense” and “Other general and administrative” expense, respectively, on the Company’s Condensed Consolidated Statements of Operations. For the first quarter of 2019, also includes expense related to the dissolution of certain private funds managed by LCAM, which is included in “Net fair value adjustments” on the Company’s Condensed Consolidated Statements of Operations.

(3)	Net of shares repurchased in the first quarter of 2016 under the Company’s share repurchase program.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Supplemental Financial Information

The following table is provided to delineate between the assets and liabilities belonging to our Retail Program noteholders and certain VIEs that we are required to consolidate in accordance with GAAP. Such assets are not legally ours and the associated liabilities are payable only from the cash flows generated by those assets (i.e. Pass-throughs). As such, these debtholders do not have a secured interest in any other assets of LendingClub.

	March 31, 2019				December 31, 2018
	Retail Program (1)	Consolidated VIEs (2)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet	Retail Program (1)	Consolidated VIEs (2)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet
Assets
Cash and cash equivalents	$—	$—	$402,311	$402,311	$—	$—	$372,974	$372,974
Restricted cash	—	14,665	153,289	167,954	15,551	17,660	237,873	271,084
Securities available for sale	—	—	197,509	197,509	—	—	170,469	170,469
Loans held for investment at fair value	1,158,504	539,694	—	1,698,198	1,241,157	642,094	—	1,883,251
Loans held for investment by the Company at fair value	—	—	8,757	8,757	—	—	2,583	2,583
Loans held for sale by the Company at fair value	—	216,753	335,413	552,166	—	245,345	594,676	840,021
Accrued interest receivable	8,855	6,972	3,830	19,657	8,914	7,242	6,099	22,255
Property, equipment and software, net	—	—	118,157	118,157	—	—	113,875	113,875
Intangible assets, net	—	—	17,108	17,108	—	—	18,048	18,048
Other assets	—	254	235,010	235,264	—	530	124,437	124,967
Total assets	$1,167,359	$778,338	$1,471,384	$3,417,081	$1,265,622	$912,871	$1,641,034	$3,819,527
Liabilities and Equity
Accounts payable	$—	$—	$24,804	$24,804	$—	$—	$7,104	$7,104
Accrued interest payable	8,855	5,375	699	14,929	11,484	7,594	163	19,241
Accrued expenses and other liabilities	—	—	238,941	238,941	—	15	152,103	152,118
Payable to investors	—	—	72,175	72,175	—	—	149,052	149,052
Notes, certificates and secured borrowings at fair value	1,158,504	539,694	5,028	1,703,226	1,254,138	648,908	2,829	1,905,875
Payable to securitization note holders	—	233,269	—	233,269	—	256,354	—	256,354
Credit facilities and securities sold under repurchase agreements	—	—	263,863	263,863	—	—	458,802	458,802
Total liabilities	1,167,359	778,338	605,510	2,551,207	1,265,622	912,871	770,053	2,948,546
Total equity	—	—	865,874	865,874	—	—	870,981	870,981
Total liabilities and equity	$1,167,359	$778,338	$1,471,384	$3,417,081	$1,265,622	$912,871	$1,641,034	$3,819,527

(1)
Represents loans held for investment at fair value that are funded directly by our Retail Program notes. The liabilities are only payable from the cash flows generated by the associated assets. We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that are funded by our Retail Program because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. We do not retain any economic interests from our Retail Program. Interest expense on Retail Program notes of

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

$42.0 million was equally matched and offset by interest income from the related loans of $42.0 million for the first quarter of 2019, resulting in no net effect on our Net interest income and fair value adjustments.

(2)
Represents assets and equal and offsetting liabilities of certain VIEs that we are required to consolidate in accordance with GAAP, but which are not legally ours. The liabilities are only payable from the cash flows generated by the associated assets. The creditors of the VIEs have no recourse to the general credit of the Company. This includes LC Trust (which issues certificates backed by loans held by the trust) and any consolidated securitization trusts. Interest expense on these liabilities owned by third-parties of $27.1 million and net fair value adjustments of $7.7 million for the first quarter of 2019 were equally matched and offset by interest income on the loans of $34.8 million, resulting in no net effect on our Net interest income and fair value adjustments. Economic interests held by LendingClub, including retained interests, residuals and equity of the VIEs, are reflected in “Loans held for sale by the Company at fair value” and “Restricted cash,” respectively, within the “All Other LendingClub” column.

(3)
Represents all other assets and liabilities of LendingClub, other than those related to our Retail Program and certain consolidated VIEs, but includes any retained interests, residuals and equity of those consolidated VIEs.

Net Cash and Other Financial Assets

The following table provides additional detail related to components of our net cash and other financial assets:

	March 31, 2019	December 31, 2018
Cash and loans held for investment by the Company
Cash and cash equivalents	$402,311	$372,974
Loans held for investment by the Company at fair value	8,757	2,583
Total	411,068	375,557

Other financial assets partially secured by credit facilities
Securities available for sale	197,509	170,469
Loans held for sale by the Company at fair value	552,166	840,021
Payable to securitization note holders	(233,269)	(256,354)
Credit facilities and securities sold under repurchase agreements	(263,863)	(458,802)
Total	$252,543	$295,334

Net cash and other financial assets (1)	$663,611	$670,891

(1)	Comparable GAAP measure cannot be provided as not practicable.

Investments in Quarterly Originations by Investment Channel and Investor Concentration

Our investment channels consist of (1) banks, which are deposit taking institutions or their affiliates, (2) other institutional investors, which include asset managers, insurance companies, hedge funds and other large non-bank investors, (3) managed accounts, which include dedicated third-party funds, (4) LendingClub inventory, which include loan originations purchased by the Company during the period and not yet sold as of the period end, and (5) self-directed investors, which include our self-directed Retail Program investor base or publicly issued member payment dependent notes.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table shows the percentage of loan origination volume issued in the period and purchased or pending purchase by each investment channel as of the end of each period presented:

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investor Type:
Banks	49%	41%	38%	40%	48%
Other institutional investors	18%	19%	19%	16%	13%
Managed accounts	17%	16%	21%	19%	20%
LendingClub inventory (1)	10%	18%	15%	18%	9%
Self-directed investors	6%	6%	7%	7%	10%
Total	100%	100%	100%	100%	100%

(1)
The total loan activity during a period and loans purchased or pending purchase by LendingClub at each period end is discussed in “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings” and “Note 8. Fair Value of Assets and Liabilities.” LendingClub inventory percentage reflects all securitizations during the period as sold loans for the portion of securities sold to third parties.

The following table provides the percentage of loans invested in by the ten largest external investors and by the largest single investor during each of the previous five quarters (by dollars invested):

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Percentage of loans invested in by ten largest investors	65%	58%	56%	53%	57%
Percentage of loans invested in by largest single investor	36%	29%	22%	16%	14%

The composition of the top ten investors may vary from period to period. The increase in the percentage of loans invested in by a single investor from the fourth quarter of 2018 to the first quarter of 2019 was primarily due to an increase in the volume of lower credit risk grade A and B loans, facilitated on our marketplace, which are a preferred investment by banks, including our largest investor.

Effectiveness of Scoring Models

Our ability to attract borrowers and investors to our lending marketplace is significantly dependent on our platform’s ability to effectively evaluate a borrower’s credit profile.

Our online lending marketplace platform’s credit decisioning and scoring models are evaluated on a regular basis and the additional data on loan history experience, borrower behavior and prepayment trends that we accumulate are leveraged to continually improve our underwriting models. We believe we have the experience to effectively evaluate a borrower’s creditworthiness and likelihood of default. If our lending marketplace’s credit decisioning and scoring models ultimately prove to be ineffective or fail to appropriately account for a decline in future macroeconomic environment, investors may experience higher than expected losses.

Our current underwriting model leverages a number of custom attributes developed by LendingClub. We work with our primary issuing bank partner to modify their credit and pricing policies, leveraging insights on current market conditions and recent vintage performance.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The charts provided below display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through March 31, 2019, by booking year, for all grades and 36 or 60 month terms of standard program loans for each of the years shown. These charts display lifetime cumulative net charge-off rates using months on book for each annual vintage presented. Each annual vintage’s lifetime cumulative net charge-offs vary based on the maturity of each loan’s month on book. For the first quarter of 2019, standard program loans accounted for 71% of all loan origination volume.

Net Cumulative Lifetime Charge-off Rates
All 36 Month Standard Program Personal Loans
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
1
3
5
7
9
11
13
15
17
19
21
23
25
27
29
31
33
35
Months on Book
Y2011
Y2012
Y2013
Y2014
Y2015
Y2016
Y2017
Y2018
Y2019

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Cumulative Lifetime Charge-off Rates
All 60 Month Standard Program Personal Loans
20.0%
18.0%
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
1
4
7
10
13
16
19
22
25
28
31
34
37
40
43
46
49
52
55
58
Months on Book
Y2011
Y2012
Y2013
Y2014
Y2015
Y2016
Y2017
Y2018
Y2019

Loan Portfolio Information and Credit Metrics

Fair Value and Delinquencies

For loans held for investment that are backed by notes, certificates and secured borrowings on our Condensed Consolidated Balance Sheets, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	March 31, 2019			December 31, 2018
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)
Personal loans – standard program	$1,792.1	94.1%	3.1%	$1,994.1	93.5%	3.5%
Personal loans – custom program	13.0	93.6	6.2	19.2	92.8	7.1
Other loans (1)	—	—	—	0.1	96.0	10.6
Total	$1,805.1	94.1%	3.1%	$2,013.4	93.5%	3.5%

(1)	Components of other loans are less than 10% of the outstanding principal balance presented individually.

(2)	Expressed as a percent of outstanding principal balance.

Increases in the fair value of loans as a percent of outstanding principal balance from December 31, 2018 to March 31, 2019 were primarily due to a shift in the mix of personal loan origination volume toward lower risk grades.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

For loans invested in directly by the Company for which there were no associated notes, certificate or secured borrowings, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	March 31, 2019			December 31, 2018
(in millions, except percentages)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)
Personal loans – standard program	$485.4	94.0%	1.5%	$706.1	96.5%	0.7%
Personal loans – custom program	29.0	96.1	2.0	89.4	98.5	0.7
Other loans (1)	81.7	94.1	2.9	77.7	93.9	0.2
Total	$596.1	94.1%	1.7%	$873.2	96.5%	0.7%

(1)	Components of other loans are less than 10% of the total outstanding principal balance if presented individually.

(2)	Includes both loans held for investment and loans held for sale.

(3)	Expressed as a percent of outstanding principal balance.

Declines in the fair value of loans invested in by the Company as a percent of outstanding principal balance from December 31, 2018 to March 31, 2019 were primarily due to increases in yields required by investors to purchase our loans, which resulted in discounts reducing the fair value of loans.

Net Annualized Charge-Off Rates

The following tables show annualized net charge-off rates, which are a measure of the performance of the loans facilitated by our platform. In contrast to the graphs above, these tables show the annualized charged-off balance of loans in a specific period as a percentage of the average outstanding balance for such period.

Net annualized charge-off rates are affected by the average age and grade distribution of the loans outstanding for a given quarter and the credit performance of those loans. Additionally, in any particular quarter the portfolios include loans from past vintages that were originated under prior credit underwriting parameters, and thus do not reflect the current credit underwriting parameters used to originate new loans.

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last five quarters are as follows:

Total Platform (1)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Personal Loans – Standard Program:
Annualized net charge-off rate	7.0%	7.0%	6.2%	7.2%	7.8%
Weighted-average age in months	12.4	12.3	12.3	12.5	12.8

Personal Loans – Custom Program:
Annualized net charge-off rate	12.8%	12.4%	11.0%	13.7%	15.0%
Weighted-average age in months	9.7	9.5	9.6	10.2	10.7

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The decrease in annualized net charge-off rates in the first quarter of 2019 compared to the first quarter of 2018 for the total platform primarily reflects the effect of an increase in average outstanding balance in both the standard and custom personal loan programs. This decrease was primarily driven by a combination of credit tightening and the composition of the outstanding balance toward lower risk grades. The increase in annualized net charge-off rates in the first quarter of 2019 compared to the fourth quarter of 2018 for the custom personal loan program is primarily due to the effect of higher observed actual charge-offs.

The annualized net charge-off rates for personal loans for both standard and custom programs for loans retained on our Condensed Consolidated Balance Sheets for the last five quarters are as follows:

Loans Retained on Balance Sheet (1)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Personal Loans – Standard Program:
Annualized net charge-off rate	8.2%	9.0%	7.9%	8.9%	9.7%
Weighted-average age in months	15.5	14.3	15.7	15.6	14.9

Personal Loans – Custom Program:
Annualized net charge-off rate	4.9%	5.9%	2.7%	10.3%	11.1%
Weighted-average age in months	13.4	6.9	9.2	6.6	17.0

(1)
Loans retained on balance sheet include loans invested in by the Company as well as loans held for investment that are funded directly by member payment dependent notes related to our Retail Program and certificates.

The decrease in annualized net charge-off rates for the standard personal loan program in the first quarter of 2019 compared to both the first quarter of 2018 and fourth quarter of 2018 for the loans retained on our Condensed Consolidated Balance Sheets reflects the effect of lower outstanding principal balance with higher weighted-average age in months and lower observed actual charge-offs. This decrease was primarily driven by a reduction of outstanding principal balance for loans with an increased weighted-average age in months.

The annualized net charge-off rates and weighted-average age in months for custom program loans retained on our Condensed Consolidated Balance Sheets reflect the change in outstanding principal balance period-over-period based on purchase and sale activity of recently issued near-prime loans.

The annualized net charge-off rates for standard program loans are higher for loans retained on our Condensed Consolidated Balance Sheets compared to loans reflected at the total platform level for each quarter because of, among other reasons, a difference in grade distribution for the two portfolios. The proportion of grade A and B loans is 33% of the retained loan portfolio compared to 51% for the total platform level as of March 31, 2019. This difference in loan grade distribution results in higher net charge-off rates for the loans on the Condensed Consolidated Balance Sheets compared to the total platform, as grade A and B loans have lower expected and actual credit losses.

Regulatory Environment

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations, government (including state agencies) and regulatory exams, investigations, inquiries or requests, and other proceedings. The number and significance of these claims, lawsuits, exams, investigations, inquiries, requests and proceedings have increased in part because our business has expanded in scope and geographic reach, and our products and services have increased in complexity. For example, we have been subject to and experienced, and will likely continue to be subject to and experience, exams from state regulators and our legal, compliance and other costs related to such proceedings may elevate from current levels. See “Part I – Item 1. Business – Regulatory and

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Compliance Framework,” “Part I – Item 1A. Risk Factors – Risks Related to Our Business and Regulation” including the risk factors titled “We are regularly subject to litigation, and government and regulatory investigations, inquiries and requests, including matters related to our legacy management and the resignation of our former Chief Executive Officer,” “If the loans facilitated through our lending marketplace were found to violate a state’s usury laws, and/or we were found to be the true lender (as opposed to our issuing bank(s)), we may have to alter our business model and our business could be harmed” and “The regulatory framework for our business is evolving and uncertain as federal and state governments consider new laws to regulate online lending marketplaces such as ours. New laws and regulations, including uncertainty as to how the actions of any federal or state regulator could impact our business or that of our issuing bank(s)” in our Annual Report for more information, additional discussion and disclosure, including the potential adverse outcomes and consequences, from such proceedings.

As a result of the Board Review and resignation of our former CEO, we have received inquiries from governmental entities, and we continue to cooperate fully with such governmental entities. An inquiry by the Federal Trade Commission (FTC) led to an action brought against the Company by the FTC. Responding to inquiries of this nature and defending the allegations in the FTC’s complaint, is costly and time consuming, can generate negative publicity, and could have a material and adverse effect on our business. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies” for further discussion regarding the FTC litigation and related matters.

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

The Company has had discussions with the Colorado Department of Law (CDL) concerning the licenses required for the Company’s servicing operations and the structure of its offerings in the State of Colorado. While we believe that our program with WebBank has been structured in accordance with governing federal law, the Administrator has identified alleged “exceptions” to our compliance with provisions of the Colorado Uniform Consumer Credit Code, including with respect to permitted rates and charges. We believe that our model differs in important respects from Avant’s business model as alleged in the litigation involving Avant in Colorado. We are also in discussions with the CDL about entering into a terminable agreement with the CDL to, among other things: (i) toll the statutes of limitations on any action the CDL might bring against the Company based on the rates and charges on the loans the Company facilitates and (ii) refrain from facilitating certain loans to borrowers located in Colorado available for

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

investment by certain investors. No assurance can be given as to the timing or outcome of the CDL inquiry or any other related matters.

As of the date of this Report, we are subject to examination by the New York Department of Financial Services (NYDFS). In July 2018, the NYDFS issued an Online Lending Report (Lending Report). The Lending Report included, among other things, an analysis of the online lenders operating in New York including their methods of operations, lending practices, interest rates and costs, products offered and complaints and investigations relating to online lenders. The Lending Report also included information and recommendations regarding protecting New York’s markets and consumers. For example, although the Lending Report noted that the rapid growth of online lending demonstrates there is value to new technologies that allow financial institutions to connect with borrowers in new ways, it noted that in many cases an online lender is the “true lender” and that lending in New York, whether through banks, credit unions or online lenders, should be subject to applicable usury limits. We periodically have discussions with various regulatory agencies regarding our business model and have recently engaged in similar discussions with the NYDFS. During the course of such discussions, which remain ongoing, we decided to voluntarily comply with certain rules and regulations of the NYDFS.

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

Given the member payment dependent structure of the notes, certificates and secured borrowings, principal and interest payments on notes, certificates and secured borrowings are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity. During the first quarter of 2019 we purchased $756.1 million in loans which were contemporaneously funded by whole loan sales and by the issuance of notes and certificates. We may use our own capital and available credit facilities to purchase loans for future structured program transactions, whole loan sales and if we experience a reduction in available investor capital to fund loans on our marketplace. During the first quarter of 2019, we used our own capital to purchase $843.9 million in loans and sold $1.0 billion in loans, of which $834.5 million was contributed to structured program transactions and $211.3 million was sold to whole loan investors. As of March 31, 2019, the fair value of loans invested in by the Company was $560.9 million, of which $437.4 million were pledged as collateral under our credit facilities and for payables to securitization note holders.

We may use our cash, cash equivalents and securities available for sale as additional sources of liquidity. Cash, cash equivalents and securities available for sale were $599.8 million (which included $45.2 million of securities pledged as collateral) and $543.4 million (which included $53.6 million of securities pledged as collateral) as of March 31,

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

2019 and December 31, 2018, respectively. Our cash and cash equivalents are primarily held in institutional money market funds, interest-bearing deposit accounts at investment grade financial institutions, certificates of deposit, and commercial paper. Our securities available for sale consist of asset-backed securities related to structured program transactions, corporate debt securities, asset-backed securities, commercial paper, certificates of deposit and other securities. Changes in the balance of cash and cash equivalents are generally a result of timing related to working capital requirements, purchase or sale of loans and securities available for sale, changes in debt outstanding under our credit facilities, and changes in restricted cash and other investments. Changes in the balance of securities available for sale are generally a result of activity related to our structured program transactions. Future cash requirements include certain contingent liabilities, including litigations and ongoing regulatory and government investigations primarily related to outstanding legacy issues. As of March 31, 2019 and December 31, 2018, we had $12.7 million and 12.8 million in accrued contingent liabilities, respectively, but actual cash payments may vary if outcomes of legal actions or settlements are different. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies” for further information.

Our credit facilities and securities sold under repurchase agreements are comprised of three Warehouse Facilities, a Revolving Facility and repurchase agreements. The Warehouse Facilities have an aggregated credit limit of $484.2 million, with $122.4 million of debt outstanding secured by $193.0 million of loans as of March 31, 2019. The Revolving Facility has a credit limit of $120.0 million, with $95.0 million of debt outstanding as of March 31, 2019. We have two master repurchase agreements with counterparties where we may sell securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. As of March 31, 2019, we had $46.5 million in aggregate debt outstanding under our repurchase agreements secured by $54.4 million of underlying assets pledged as collateral. In addition, during 2018, we sponsored and consolidated an asset-backed securities securitization transaction for which the notes held by third-party investors and the unamortized debt issuance costs of $233.3 million are included in “Payable to securitization note holders” in the Condensed Consolidated Balance Sheets as of March 31, 2019 and are secured by an aggregate outstanding principal balance of $270.9 million and restricted cash of $14.7 million. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt” for further information.

We believe based on our projections that our cash on hand, securities available for sale, funds available from our lines of credit, and our cash flow from operations to be sufficient to meet our liquidity needs for the next twelve months.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table sets forth certain cash flow information for the periods presented:

	Three Months Ended March 31,
Condensed Cash Flow Information:	2019	2018
Cash provided by (used for) loan operating activities	$208,780	$(23,582)
Cash provided by all other operating activities	35,210	37,281
Net cash provided by operating activities (1)	$243,990	$13,699

Cash provided by loan investing activities (2)	$163,733	$228,816
Cash (used for) provided by all other investing activities	(2,635)	862
Net cash provided by investing activities	$161,098	$229,678

Cash used for note, certificate and secured borrowings financing (2)	$(181,289)	$(228,700)
Cash (used for) provided by issuance of securitization notes and residual certificates, credit facilities and securities sold under repurchase agreements	(218,619)	10,171
Cash used for all other financing activities	(78,973)	(37,241)
Net cash used for financing activities	$(478,881)	$(255,770)
Net decrease in cash, cash equivalents and restricted cash	$(73,793)	$(12,393)

(1)	Cash provided by operating activities primarily includes the purchase and sale of loans held for sale by the Company.

(2)
Cash provided by loan investing activities includes the purchase of and repayment of loans held for investment. Cash used for note, certificate and secured borrowings financing activities includes the issuance of notes, certificates and secured borrowings to investors and the repayment of those notes, certificates and secured borrowings. These amounts generally correspond to and offset each other.

Operating Activities. Net cash provided by operating activities was $244.0 million and $13.7 million during the first quarters of 2019 and 2018, respectively. Net cash provided by operating activities was primarily driven by proceeds from sales of loans held for sale offset by the purchase of loans held for sale. The timing of the purchases and sales of loans held for sale can vary between periods and can therefore impact the amount of cash provided by or used for operating activities. In periods where we accumulate loans held for sale that are sold in a subsequent period, cash flow from operating activities will be negatively affected.

Investing Activities. Net cash provided by investing activities was $161.1 million and $229.7 million during the first quarters of 2019 and 2018, respectively. Net cash provided by loan investing activities was primarily driven by purchases of loans held for investment offset by the repayment of such loans. Net cash (used for) provided by all other investing activities was primarily driven by purchases of securities available for sale and purchases of property, equipment and software, offset by proceeds from securities available for sale.

Financing Activities. Net cash used for financing activities was $(478.9) million and $(255.8) million during the first quarters of 2019 and 2018, respectively. Net cash used for financing activities was primarily driven by principal payments on our credit facilities and principal payments on and retirements of notes and certificates, offset by proceeds from our credit facilities, the issuance of notes and certificates, and proceeds from securities sold under repurchase agreements.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Capital Resources

Net capital expenditures were $15.9 million, or 9.1%, of total net revenue, and $13.6 million, or 9.0%, of total net revenue, for the first quarters of 2019 and 2018, respectively. Capital expenditures generally consist of internally developed software, computer equipment, and construction in progress. Capital expenditures in 2019 are expected to be approximately $55.0 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform, implementation of a third-party loan servicing system, and the build-out of our Salt Lake City area site. In the future, we expect our capital expenditures to increase as we continue to enhance our platform to support the growth in our business.

Off-Balance Sheet Arrangements

At March 31, 2019 and December 31, 2018, a total of $6.6 million and $5.5 million, respectively, in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026.

In the ordinary course of business, we engage in other activities that are not reflected on our Condensed Consolidated Balance Sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated variable interest entities including Company sponsored securitizations and CLUB Certificate transactions. These transactions are used frequently by the Company to provide a source of liquidity to finance our business and to diversify our investor base. The Company retains at least 5% of securities and residual interests from these transactions and enters into a servicing arrangement with the unconsolidated variable interest entity. We are exposed to market risk in the securitization market. We provide additional information regarding transactions with unconsolidated variable interest entities in “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 7. Securitizations and Variable Interest Entities.”

Contingencies

For a comprehensive discussion of contingencies as of March 31, 2019, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first quarter of 2019.

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

Loans Invested in by the Company. As of March 31, 2019 and December 31, 2018, we were exposed to market rate risk on $560.9 million and $842.6 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any realized or unrealized losses from market rate changes on loans invested in by the Company are recorded in earnings.

The Company’s continued facilitation of loan originations depends on an active liquid market, third-party investor demand for loans and successful structured program transactions and loan sales. The Company could respond to disruptions in ongoing investor demand due to changes in yield expectations, availability and yield of alternative investments, and liquidity in capital markets with reductions in origination facilitations or sales of loans at discounts, thereby negatively impacting revenue.

The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in discount rates as of March 31, 2019 and December 31, 2018:

	Loans Invested in by the Company
	March 31, 2019	December 31, 2018
Fair value	$560,923	$842,604
Discount rates
100 basis point increase	$(6,793)	$(10,487)
100 basis point decrease	$6,959	$10,749

Servicing Assets. As of March 31, 2019 and December 31, 2018, we were exposed to market servicing rate risk on $71.8 million and $64.0 million of servicing assets, respectively. Our selection of the most representative market servicing rates is inherently judgmental. The following table presents the impact to the fair value of servicing assets due to a hypothetical change in the weighted-average market servicing rate assumption as of March 31, 2019 and December 31, 2018:

	Servicing Assets
	March 31, 2019	December 31, 2018
Fair value	$71,848	$64,006
Weighted-average market servicing rate assumption	0.66%	0.66%
Change in fair value from:
Servicing rate increase by 10 basis points	$(11,800)	$(10,878)
Servicing rate decrease by 10 basis points	$11,806	$10,886

LENDINGCLUB CORPORATION

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

Loans Invested in by the Company. As of March 31, 2019 and December 31, 2018, we were exposed to interest rate risk on $560.9 million and $842.6 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. Any realized or unrealized losses from interest rate changes are recorded in earnings. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in interest rates as of March 31, 2019 and December 31, 2018:

	Loans Invested in by the Company
	March 31, 2019	December 31, 2018
Fair value	$560,923	$842,604
Interest rates
100 basis point increase	$(6,793)	$(9,945)
100 basis point decrease	$6,959	$10,163

Securities Available for Sale. As of March 31, 2019, we were exposed to interest rate risk on $197.5 million of securities available for sale, including $139.5 million of asset-backed securities related to structured program transactions and $58.0 million of certificates of deposit, asset-backed securities, corporate debt securities, commercial paper and other securities. As of December 31, 2018, we were exposed to interest rate risk on $170.5 million of securities available for sale, including $116.8 million of asset-backed securities related to structured program transactions and $53.7 million of certificates of deposit, asset-backed securities, corporate debt securities, commercial paper and other securities. To manage this risk, we limit and monitor maturities, credit ratings, performance of loans underlying asset-backed securities, residual interests, CLUB Certificates and concentrations within the investment portfolio. Any unrealized gains or losses resulting from such interest rate changes would only be recorded in earnings if we sold the securities prior to maturity or if the securities were not considered other-than-temporarily impaired.

The following table presents the impact to the fair value of securities available for sale due to a hypothetical change in interest rates as of March 31, 2019 and December 31, 2018:

	Securities Available for Sale
	March 31, 2019	December 31, 2018
Fair value	$197,509	$170,469
Interest rates
100 basis point increase	$(1,452)	$(1,259)
100 basis point decrease	$1,452	$1,259

Credit Facilities and Securities Sold Under Repurchase Agreements. As of March 31, 2019 and December 31, 2018, we were exposed to interest rate risk on $122.4 million and $306.8 million of funding under the Warehouse Facilities, $95.0 million of funding under the Revolving Facility, and $46.5 million and $57.0 million of funding under our repurchase agreements, respectively. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding are tied to LIBOR or other short-term market rates.

LENDINGCLUB CORPORATION

The following table presents the impact to the annualized interest expense related to our credit facilities and securities sold under repurchase agreements due to a hypothetical change in the one-month LIBOR rate as of March 31, 2019 and December 31, 2018:

	Credit Facilities and Securities Sold Under Repurchase Agreements
	March 31, 2019	December 31, 2018
Carrying value	$263,863	$458,802
One-month LIBOR
100 basis point increase	$2,639	$4,588
100 basis point decrease	$(2,639)	$(4,588)

Cash and Cash Equivalents. As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $402.3 million and $373.0 million, respectively. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper, which are short-term. Due to their short-term nature, we do not believe we have material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates.

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

Loans Invested in by the Company. As of March 31, 2019 and December 31, 2018, we were exposed to credit performance risk on $560.9 million and $842.6 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in credit loss rates as of March 31, 2019 and December 31, 2018:

	Loans Invested in by the Company
	March 31, 2019	December 31, 2018
Fair value	$560,923	$842,604
Credit loss rates
10 percent increase	$(8,579)	$(11,304)
10 percent decrease	$8,618	$11,526

LENDINGCLUB CORPORATION

Asset-backed Securities Related to Structured Program Transactions. As of March 31, 2019 and December 31, 2018, we were exposed to credit performance risk on $139.5 million and $116.8 million of asset-backed securities related to structured program transactions, including securities pledged as collateral. The following table presents the impact to the fair value of asset-backed securities related to structured program transactions due to a hypothetical change in credit loss rates as of March 31, 2019 and December 31, 2018:

	Asset-backed Securities Related to Structured Program Transactions
	March 31, 2019	December 31, 2018
Fair value	$139,504	$116,768
Credit loss rates
10 percent increase	$(3,264)	$(2,643)
10 percent decrease	$3,279	$2,643

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2019, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a comprehensive discussion of legal proceedings, see “Part I. Financial Information – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies – Legal,” which is incorporated herein by reference.

Item 1A. Risk Factors

The risks described in “Part I – Item 1A. Risk Factors,” in our Annual Report, could materially and adversely affect our business, financial condition, operating results and prospects, and the trading price of our common stock could

LENDINGCLUB CORPORATION

decline. While we believe the risks and uncertainties described therein include all material risks currently known by us, it is possible that these may not be the only ones we face. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of the Annual Report remains current in all material respects.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Borrower Agreement					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	May 8, 2019	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	May 8, 2019	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer