Form 10-Q
period 2019-06-30
LendingClub Corp
filed 2019-08-07
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2019, there were 87,169,359 shares of the registrant’s common stock outstanding.

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

These forward-looking statements include, among other things, statements about:

•	our ability to attract and retain borrowers;

•	the ability of borrowers to repay loans and the plans of borrowers;

•	our ability to maintain investor confidence in the operation of our platform;

•	the likelihood of investors to continue to, directly or indirectly, invest through our platform;

•	our ability to secure new or additional sources of investor commitments for our platform;

•	expected rates of return for investors;

•	the effectiveness of our platform’s credit scoring models;

•	our ability to innovate and the success of new product initiatives;

•	our ability to obtain or add bank functionality;

•	the use of our own capital to purchase loans;

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

•	the impact of holding loans on and our ability to sell loans off our balance sheet;

•	transaction fees or other revenue we expect to recognize after loans are issued by the issuing banks who originate loans facilitated through our platform;

•	interest income on our loans invested in by the Company and the negative fair value adjustments on associated loans;

•	our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between the interim period and full year results;

•	our ability, and that of third-party vendors, to maintain service and quality expectations;

•	capital expenditures;

LENDINGCLUB CORPORATION

•	interest rate risk and credit performance associated with the outstanding principal balance of loans and other securities and their impact to investor returns and demand for our products;

•	the impact of new accounting standards;

•	the impact of pending litigation and regulatory investigations and inquiries;

•	our compliance with applicable local, state and Federal laws, regulations and regulatory developments or court decisions affecting our business;

•	our compliance with contractual obligations or restrictions;

•	investor, borrower, platform and loan performance-related factors that may affect our revenue;

•	the potential adoption rates and returns related to new products and services;

•	the potential impact of macro-economic developments that could impact the credit performance of our loans, notes, certificates and secured borrowings, and influence borrower and investor behavior;

•	the effectiveness of our cost structure simplification efforts and ability to control our cost structure;

•	our ability to develop and maintain effective internal controls;

•	our ability to recruit and retain quality employees to support current operations and future growth;

•	the impact of expense initiatives and review of our cost structure;

•	our ability to manage and repay our indebtedness; and

•	other risk factors listed from time to time in reports we file with the SEC.

We caution you that the foregoing list may not contain all of the forward-looking statements in this Report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the “Risk Factors” section of this Report and our Annual Report on Form 10-K for the year ended December 31, 2018, as well as in our condensed consolidated financial statements, related notes, and other information appearing elsewhere in this Report and our other filings with the Securities and Exchange Commission, that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, actual results, future events or otherwise, other than as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$334,713	$372,974
Restricted cash (1)	166,034	271,084
Securities available for sale (includes $53,007 and $53,611 pledged as collateral at fair value, respectively)	220,449	170,469
Loans held for investment at fair value (1)	1,512,984	1,883,251
Loans held for investment by the Company at fair value (1)	5,027	2,583
Loans held for sale by the Company at fair value (1)	435,083	840,021
Accrued interest receivable (1)	17,545	22,255
Property, equipment and software, net	119,553	113,875
Intangible assets, net	16,242	18,048
Other assets (1)	239,276	124,967
Total assets	$3,066,906	$3,819,527
Liabilities and Equity
Accounts payable	$8,677	$7,104
Accrued interest payable (1)	14,561	19,241
Accrued expenses and other liabilities (1)	262,844	152,118
Payable to investors	64,126	149,052
Notes, certificates and secured borrowings at fair value (1)	1,517,951	1,905,875
Payable to securitization note holders (1)	—	256,354
Credit facilities and securities sold under repurchase agreements (1)	324,426	458,802
Total liabilities	2,192,585	2,948,546
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 87,616,553 and 86,384,667 shares issued, respectively; 87,160,013 and 85,928,127 shares outstanding, respectively (2)	876	864
Additional paid-in capital (2)	1,439,244	1,405,392
Accumulated deficit	(548,323)	(517,727)
Treasury stock, at cost; 456,540 shares (2)	(19,485)	(19,485)
Accumulated other comprehensive income	1,313	157
Total LendingClub stockholders’ equity	873,625	869,201
Noncontrolling interests	696	1,780
Total equity	874,321	870,981
Total liabilities and equity	$3,066,906	$3,819,527

(1)	Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

(2)	All share information and balances have been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

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

	June 30, 2019	December 31, 2018
Assets of consolidated VIEs, included in total assets above
Restricted cash	$35,646	$43,918
Loans held for investment at fair value	441,856	642,094
Loans held for sale by the Company at fair value	292,834	739,216
Accrued interest receivable	6,418	10,438
Other assets	2,591	2,498
Total assets of consolidated variable interest entities	$779,345	$1,438,164
Liabilities of consolidated VIEs, included in total liabilities above
Accrued interest payable	$5,883	$7,594
Accrued expenses and other liabilities	269	1,627
Notes, certificates and secured borrowings at fair value	441,856	648,908
Payable to securitization note holders	—	256,354
Credit facilities and securities sold under repurchase agreements	199,397	306,790
Total liabilities of consolidated variable interest entities	$647,405	$1,221,273

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue:

Transaction fees	$152,207	$135,926	$287,604	$247,108

Interest income	92,562	127,760	192,734	265,778
Interest expense	(66,916)	(100,898)	(142,276)	(211,741)
Net fair value adjustments	(35,974)	(26,556)	(70,703)	(55,269)
Net interest income and fair value adjustments	(10,328)	306	(20,245)	(1,232)
Investor fees	32,272	27,400	64,003	55,295
Gain on sales of loans	13,886	11,880	29,038	24,551
Net investor revenue (1)	35,830	39,586	72,796	78,614

Other revenue	2,770	1,467	4,825	2,924

Total net revenue	190,807	176,979	365,225	328,646
Operating expenses:
Sales and marketing	69,323	69,046	135,946	126,563
Origination and servicing	24,931	25,593	53,204	48,238
Engineering and product development	43,299	37,650	85,845	74,487
Other general and administrative	64,324	57,583	121,200	109,892
Goodwill impairment	—	35,633	—	35,633
Class action and regulatory litigation expense	—	12,262	—	25,762
Total operating expenses	201,877	237,767	396,195	420,575
Loss before income tax expense	(11,070)	(60,788)	(30,970)	(91,929)
Income tax (benefit) expense	(438)	24	(438)	63
Consolidated net loss	(10,632)	(60,812)	(30,532)	(91,992)
Less: Income attributable to noncontrolling interests	29	49	64	50
LendingClub net loss	$(10,661)	$(60,861)	$(30,596)	$(92,042)
Net loss per share attributable to LendingClub: (2)
Basic	$(0.12)	$(0.72)	$(0.35)	$(1.10)
Diluted	$(0.12)	$(0.72)	$(0.35)	$(1.10)
Weighted-average common shares – Basic (2)	86,719,049	84,238,897	86,429,892	83,950,978
Weighted-average common shares – Diluted (2)	86,719,049	84,238,897	86,429,892	83,950,978

(1)	See “Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

(2)	All share and per share information has been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
LendingClub net loss	$(10,661)	$(60,861)	$(30,596)	$(92,042)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	1,543	(413)	1,611	(391)
Other comprehensive income (loss), before tax	1,543	(413)	1,611	(391)
Income tax effect	438	(1)	438	(20)
Other comprehensive income (loss), net of tax	1,105	(412)	1,173	(371)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	17	26	17	17
LendingClub other comprehensive income (loss), net of tax	1,088	(438)	1,156	(388)
LendingClub comprehensive income (loss)	(9,573)	(61,299)	(29,440)	(92,430)
Comprehensive income (loss) attributable to noncontrolling interests	17	26	17	17
Total comprehensive income (loss)	$(9,556)	$(61,273)	$(29,423)	$(92,413)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	LendingClub Corporation Stockholders
	Common Stock(1)		Additional Paid-in Capital(1)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2019	86,384,050	$868	$1,420,838	456,540	$(19,485)	$225	$(537,662)	$864,784	$1,090	$865,874
Stock-based compensation	—	—	22,274	—	—	—	—	22,274	—	22,274
Issuances under equity incentive plans, net of tax	611,993	6	(6,278)	—	—	—	—	(6,272)	—	(6,272)
Employee stock purchase plan (ESPP) purchase shares	163,970	2	2,410	—	—	—	—	2,412	—	2,412
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	1,088	—	1,088	17	1,105
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(440)	(440)
Net loss	—	—	—	—	—	—	(10,661)	(10,661)	29	(10,632)
Balance at June 30, 2019	87,160,013	$876	$1,439,244	456,540	$(19,485)	$1,313	$(548,323)	$873,625	$696	$874,321

	LendingClub Corporation Stockholders
	Common Stock(1)		Additional Paid-in Capital(1)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	85,928,127	$864	$1,405,392	456,540	$(19,485)	$157	$(517,727)	$869,201	$1,780	$870,981
Stock-based compensation	—	—	42,387	—	—	—	—	42,387	—	42,387
Issuances under equity incentive plans, net of tax	1,067,916	10	(10,945)	—	—	—	—	(10,935)	—	(10,935)
ESPP purchase shares	163,970	2	2,410	—	—	—	—	2,412	—	2,412
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	1,156	—	1,156	17	1,173
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(1,165)	(1,165)
Net loss	—	—	—	—	—	—	(30,596)	(30,596)	64	(30,532)
Balance at June 30, 2019	87,160,013	$876	$1,439,244	456,540	$(19,485)	$1,313	$(548,323)	$873,625	$696	$874,321

(1)	All share information and balances have been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	LendingClub Corporation Stockholders
	Common Stock(1)		Additional Paid-in Capital(1)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2018	83,921,526	$844	$1,350,145	456,540	$(19,485)	$45	$(420,600)	$910,949	$4,171	$915,120
Stock-based compensation	—	—	22,511	—	—	—	—	22,511	—	22,511
Issuances under equity incentive plans, net of tax	527,777	5	(3,923)	—	—	—	—	(3,918)	—	(3,918)
ESPP purchase shares	187,521	2	2,771	—	—	—	—	2,773	—	2,773
Net unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	(438)	—	(438)	25	(413)
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(1,041)	(1,041)
Net loss	—	—	—	—	—	—	(60,861)	(60,861)	49	(60,812)
Balance at June 30, 2018	84,636,824	$851	$1,371,504	456,540	$(19,485)	$(393)	$(481,461)	$871,016	$3,204	$874,220

	LendingClub Corporation Stockholders
	Common Stock(1)		Additional Paid-in Capital(1)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	83,494,769	$840	$1,330,564	456,540	$(19,485)	$(5)	$(389,419)	$922,495	$5,262	$927,757
Stock-based compensation	—	—	42,535	—	—	—	—	42,535	—	42,535
Issuances under equity incentive plans, net of tax	954,534	9	(4,366)	—	—	—	—	(4,357)	—	(4,357)
ESPP purchase shares	187,521	2	2,771	—	—	—	—	2,773	—	2,773
Net unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	(388)	—	(388)	17	(371)
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(2,125)	(2,125)
Net loss	—	—	—	—	—	—	(92,042)	(92,042)	50	(91,992)
Balance at June 30, 2018	84,636,824	$851	$1,371,504	456,540	$(19,485)	$(393)	$(481,461)	$871,016	$3,204	$874,220

(1)	All share information and balances have been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Consolidated net loss	$(30,532)	$(91,992)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Net fair value adjustments	70,703	55,269
Change in fair value of loan servicing assets and liabilities	23,044	12,502
Stock-based compensation, net	38,803	37,598
Goodwill impairment charge	—	35,633
Depreciation and amortization	30,156	24,276
Gain on sales of loans	(29,038)	(25,974)
Other, net	13,106	2,762
Purchase of loans held for sale	(3,147,234)	(3,562,102)
Principal payments received on loans held for sale	129,131	116,526
Proceeds from sales of whole loans	1,526,584	2,493,131
Purchase of loans held for sale by consolidated VIE	—	(270,770)
Proceeds from sale of securities by consolidated VIE, net of underwriting fees and costs	1,535,764	931,306
Net change in operating assets and liabilities:
Accrued interest receivable, net	(7,046)	695
Other assets	3,410	67,849
Accounts payable	1,701	4,181
Accrued interest payable	(4,482)	(9,004)
Accrued expenses and other liabilities	(20,060)	(34,376)
Net cash provided by (used for) operating activities	134,010	(212,490)
Cash Flows from Investing Activities:
Purchases of loans	(360,002)	(541,306)
Principal payments received on loans	662,565	957,154
Proceeds from recoveries and sales of charged-off loans	28,322	32,447
Purchases of securities available for sale	(72,537)	(62,526)
Proceeds from sales, maturities, redemptions and paydowns of securities available for sale	75,940	77,021
Proceeds from paydowns of asset-backed securities related to securitization notes and CLUB Certificates	39,569	17,097
Other investing activities	243	1,511
Purchases of property, equipment and software, net	(27,619)	(25,373)
Net cash provided by investing activities	346,481	456,025

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Financing Activities:
Change in payable to investors	(87,809)	(37,889)
Proceeds from issuance of notes and certificates	359,846	538,978
Repayments of secured borrowings	(35,670)	(85,585)
Principal payments on and retirements of notes and certificates	(642,951)	(872,507)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(27,547)	(32,080)
Principal payments on securitization notes	(45,440)	(45,709)
Proceeds from credit facilities and securities sold under repurchase agreements	1,014,953	936,467
Principal payments on credit facilities and securities sold under repurchase agreements	(1,149,453)	(619,000)
Payment for debt issuance costs	(1,334)	(1,468)
Proceeds from issuances under equity incentive plans, net of tax	126	1,200
Proceeds from issuance of common stock for ESPP	2,411	2,773
Net cash outflow from deconsolidation of VIE	(9,769)	(15,013)
Return of capital to noncontrolling interests in consolidated VIE	(1,115)	(1,911)
Dividends paid to noncontrolling interests in consolidated VIE	(50)	(213)
Net cash used for financing activities	(623,802)	(231,957)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(143,311)	11,578
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	644,058	644,289
Cash, Cash Equivalents and Restricted Cash, End of Period	$500,747	$655,867
Supplemental Cash Flow Information:
Cash paid for interest	$148,038	$218,163
Cash paid for operating leases included in the measurement of lease liabilities	$8,258	$—
Non-cash investing activity:
Accruals for property, equipment and software	$5,330	$1,952
Beneficial interests retained from securitization and CLUB Certificate transactions	$92,938	$52,851
Non-cash financing activity:
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$213,326	$269,151

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

The following presents cash, cash equivalents and restricted cash by category within the Condensed Consolidated Balance Sheets:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$334,713	$372,974
Restricted cash	166,034	271,084
Total cash, cash equivalents and restricted cash	$500,747	$644,058

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

1. Basis of Presentation

LendingClub Corporation (LendingClub) operates an online lending marketplace platform that connects borrowers and investors. Various wholly-owned subsidiaries of LendingClub have been established to enter into warehouse credit agreements with certain lenders for secured credit facilities. Additionally, LendingClub has established various entities in connection with its role as the sponsor of asset-backed securitization transactions, which include transactions that provide accredited investors and qualified institutional buyers the opportunity to invest in a pool of unsecured personal whole loans in a certificated form (CLUB Certificates). Company-sponsored securitizations and CLUB Certificate transactions are collectively referred to as “structured program transactions.” LC Trust I (the LC Trust) is an independent Delaware business trust that acquires loans from LendingClub and holds them for the sole benefit of certain investors that have purchased trust certificates issued by the LC Trust that are related to specific underlying loans for the benefit of the investor. Springstone Financial, LLC (Springstone), is a wholly-owned subsidiary of LendingClub that facilitates education and patient finance loans originated by third-party issuing banks.

The accompanying unaudited condensed consolidated financial statements include LendingClub, its subsidiaries (collectively referred to as the Company, we, or us) and consolidated variable interest entities (VIEs). Noncontrolling interests are reported as a separate component of consolidated equity from the equity attributable to LendingClub’s stockholders for all periods presented. All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. These accounting principles require management to make certain estimates and assumptions that affect the amounts in the accompanying financial statements. These estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. Results reported in interim periods are not necessarily indicative of results for the full year or any other interim period. Certain prior-period amounts have been reclassified to conform to the current period presentation.

A 1-for-5 reverse stock split of the Company’s common stock became effective on July 5, 2019. As a result, current and prior period share and per share amounts presented in the accompanying interim condensed consolidated financial statements and these related notes were retroactively adjusted accordingly. See “Note 4. Net Loss Per Share” for additional information.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the six month period ended June 30, 2019, except as noted below.

Adoption of New Accounting Standards

The Company adopted the following accounting standards during the six month period ended June 30, 2019:

Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), requires lessees to record on their balance sheets a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. The Company adopted Topic 842 as of January 1, 2019 and has elected not to restate comparative periods presented in the condensed consolidated financial statements. The Company has chosen not to elect the practical expedients permitted under the transition guidance within the new standard, which among other things, permits entities to carry forward their historical lease identification. The Company has made an accounting policy election to not recognize lease liabilities and ROU assets for short-term leases, which are leases with initial terms of 12 months or less and for which there is not a purchase option that is reasonably certain to be exercised. All leases within the Company’s portfolio are classified as operating leases.

Adoption of Topic 842 had an impact on the Company’s Condensed Consolidated Balance Sheets but did not have an impact on the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities of $95.2 million and $110.1 million at the time of adoption, respectively, with no cumulative effect in retained earnings. The difference between the ROU assets and lease liabilities is the unamortized balance of deferred rent, which prior to January 1, 2019, was included as a separate liability within Accrued expenses and other liabilities. The operating lease expenses are included in Other general and administrative expense and sublease income is recorded in Other revenue in the Company’s Condensed Consolidated Statements of Operations. The Company included the disclosures required by ASU 2016-02 in “Note 17. Leases.”

New Accounting Standards Not Yet Adopted

Updates to new accounting standards issued and not yet adopted are as follows:

In June 2016, the Financial Accounting Standards Board (FASB) amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective on January 1, 2020. For loans accounted for at amortized cost, the guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. Because the Company has elected the fair value option for loans and loans accounted for at fair value through net income are outside the scope of Topic 326, the Company expects no impact on its loan portfolios upon adoption.

For available for sale debt securities, Topic 326 requires recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. Upon adoption, the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

amendments in Topic 326 will be recognized through a cumulative-effect adjustment to retained earnings, except for debt securities with prior other-than-temporary impairment whereby Topic 326 is applied prospectively. The Company has created a working group consisting of key stakeholders from finance and the working group is continuing to make progress in line with the established project plan. The Company does not expect the targeted amendments to the available for sale debt securities impairment model would have a material impact on the Company’s financial position, results of operations and disclosures.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software – (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard is effective on January 1, 2020, with early adoption permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs after the date of adoption. The Company is in the process of identifying existing cloud computing arrangements that are service contracts. The Company is evaluating the impact this ASU will have on its financial position, results of operations, and cash flows.

3. Revenue from Contracts with Customers

The Company’s revenue from contracts with customers includes transaction fees and referral fees. Referral fees are presented as a component of “Other revenue” in the Condensed Consolidated Statements of Operations.

The following tables present the Company’s revenue from contracts with customers, disaggregated by revenue source for services transferred over time, for the second quarters and first halves of 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Transaction fees	$152,207	$135,926
Referral fees	1,328	914
Total revenue from contracts with customers	$153,535	$136,840

	Six Months Ended June 30,
	2019	2018
Transaction fees	$287,604	$247,108
Referral fees	2,023	1,750
Total revenue from contracts with customers	$289,627	$248,858

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Revenues are recognized when control of the promised services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. For the second quarters and first halves of 2019 and 2018, the Company did not have any revenue from contracts with customers for services transferred at a point of time. For additional detail on the Company’s accounting policy regarding revenue recognition, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” in the Annual Report.

The Company recognizes transaction fees at the time it receives such fees. Referral fees are received after the Company satisfies its performance obligation. The Company had no bad debt expense for the second quarters and first halves of 2019 and 2018. The Company had no contract assets, contract liabilities, or deferred contract costs recorded as of both June 30, 2019 and December 31, 2018. Additionally, the Company did not recognize any revenue from performance obligations related to prior periods (for example, due to changes in transaction price) for the second quarters and first halves of 2019 and 2018.

4. Net Loss Per Share

The following table details the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
LendingClub net loss	$(10,661)	$(60,861)	$(30,596)	$(92,042)
Weighted-average common shares – Basic (1)	86,719,049	84,238,897	86,429,892	83,950,978
Weighted-average common shares – Diluted (1)	86,719,049	84,238,897	86,429,892	83,950,978
Net loss per share attributable to LendingClub (1):
Basic	$(0.12)	$(0.72)	$(0.35)	$(1.10)
Diluted	$(0.12)	$(0.72)	$(0.35)	$(1.10)

(1)	All share and per share information has been retroactively adjusted to reflect the reverse stock split discussed below.

A 1-for-5 reverse stock split of the Company’s common stock became effective on July 5, 2019 (the Reverse Stock Split). All share and per share information contained in these condensed consolidated financial statements has been retroactively adjusted to reflect the Reverse Stock Split. The par value per share of the Company’s common stock was not adjusted as a result of the Reverse Stock Split. Accordingly, the change in total par value was recorded in additional paid-in capital and has been retroactively adjusted for all periods in these condensed consolidated financial statements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of June 30, 2019 and December 31, 2018, were as follows:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLUB Certificate asset-backed securities (1)	$82,315	$490	$(333)	$82,472
Securitized asset-backed senior securities (1)(2)	73,337	780	—	74,117
Certificates of deposit	13,852	—	—	13,852
Corporate debt securities	13,592	19	(1)	13,610
Asset-backed securities	13,523	13	—	13,536
Securitized asset-backed subordinated residual certificates (1)	12,426	927	(4)	13,349
Commercial paper	9,513	—	—	9,513
Total securities available for sale	$218,558	$2,229	$(338)	$220,449

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securitized asset-backed senior securities (1)(2)	$56,363	$188	$(62)	$56,489
CLUB Certificate asset-backed securities (1)	48,505	150	(225)	48,430
Corporate debt securities	17,339	1	(12)	17,328
Certificates of deposit	14,929	—	—	14,929
Securitized asset-backed subordinated residual certificates (1)	11,602	249	(2)	11,849
Asset-backed securities	11,232	—	(7)	11,225
Commercial paper	9,720	—	—	9,720
Other securities	499	—	—	499
Total securities available for sale	$170,189	$588	$(308)	$170,469

(1)
As of June 30, 2019 and December 31, 2018, $168.8 million and $115.1 million, respectively, of the asset-backed securities related to structured program transactions at fair value are subject to restrictions on transfer pursuant to the Company's obligations as a “sponsor” under the U.S. Risk Retention Rules (as more fully described in “Part I – Item 1A. Risk Factors – Risk retention rules may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results” in the Annual Report.).

(2)	Includes $53.0 million and $53.6 million of securities available for sale pledged as collateral at fair value as of June 30, 2019, and December 31, 2018, respectively.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of securities available for sale with unrealized losses as of June 30, 2019 and December 31, 2018, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to structured program transactions	$17,722	$(186)	$2,519	$(151)	$20,241	$(337)
Corporate debt securities	1,999	(1)	—	—	1,999	(1)
Total securities with unrealized losses (1)	$19,721	$(187)	$2,519	$(151)	$22,240	$(338)

	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to structured program transactions	$49,047	$(285)	$1,745	$(4)	$50,792	$(289)
Corporate debt securities	14,538	(12)	—	—	14,538	(12)
Asset-backed securities	11,208	(7)	—	—	11,208	(7)
Total securities with unrealized losses (1)	$74,793	$(304)	$1,745	$(4)	$76,538	$(308)

(1)	The number of investment positions with unrealized losses at June 30, 2019 and December 31, 2018 totaled 20 and 56, respectively.

During the second quarter and first half of 2019, the Company recognized $0.1 million and $1.3 million, respectively, in other-than-temporary impairment charges on its securitized asset-backed subordinated residual certificates and CLUB Certificate asset-backed securities. During the second quarter and first half of 2018, the Company recognized $0.8 million and $2.1 million, respectively, in other-than-temporary impairment charges on its securitized asset-backed subordinated residual certificates and CLUB Certificate asset-backed securities. There were no credit losses recognized into earnings for other-than-temporarily impaired securities held by the Company during the second quarters and first halves of 2019 and 2018 for which a portion of the impairment was previously recognized in other comprehensive income.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of securities available for sale at June 30, 2019, were as follows:

	Amortized Cost	Fair Value
Within 1 year:
Certificates of deposit	$13,852	$13,852
Corporate debt securities	13,592	13,610
Asset-backed securities	10,510	10,513
Commercial paper	9,513	9,513
Total	47,467	47,488
After 1 year through 5 years:
Asset-backed securities	3,013	3,023
Total	3,013	3,023
Asset-backed securities related to structured program transactions	168,078	169,938
Total securities available for sale	$218,558	$220,449

During the second quarter and first half of 2019, the Company and Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary of the Company, sold a combined $1.2 billion and $2.0 billion, respectively, in asset-backed securities related to structured program transactions. During the second quarter and first half of 2018, the Company and Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary of the Company, sold a combined $496.6 million and $937.2 million, respectively, in asset-backed securities related to structured program transactions. There were no realized gains or losses related to such sales. For further information, see “Note 7. Securitizations and Variable Interest Entities.” Proceeds from other sales of securities available for sale during the second quarter and first half of 2019 were $3.3 million and $6.4 million, respectively. Proceeds from other sales of securities available for sale during the second quarter and first half of 2018 were $0.5 million.

6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings

Loans Held for Investment, Notes, Certificates and Secured Borrowings

The Company issues member payment dependent notes and the LC Trust issues certificates as a means to allow investors to invest in the corresponding loans. At June 30, 2019 and December 31, 2018, loans held for investment, notes, certificates and secured borrowings measured at fair value on a recurring basis were as follows:

	Loans Held for Investment		Notes, Certificates and Secured Borrowings
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Aggregate principal balance outstanding	$1,605,257	$2,013,438	$1,605,257	$2,033,258
Net fair value adjustments	(92,273)	(130,187)	(87,306)	(127,383)
Fair value	$1,512,984	$1,883,251	$1,517,951	$1,905,875

At June 30, 2019 and December 31, 2018, a fair value of $40.2 million and $76.5 million included in “Loans Held for Investment at fair value” was pledged as collateral for secured borrowings, respectively. See “Note 14. Secured Borrowings” for additional information.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table provides the balances of notes, certificates and secured borrowings at fair value at the end of the periods indicated:

	June 30, 2019	December 31, 2018
Notes	$1,030,921	$1,176,333
Certificates	441,856	648,908
Secured borrowings	45,174	80,634
Total notes, certificates and secured borrowings	$1,517,951	$1,905,875

Loans Invested in by the Company

At June 30, 2019 and December 31, 2018, loans invested in by the Company for which there were no associated notes, certificates or secured borrowings (with the exception of $286.3 million in loans at fair value in a consolidated securitization trust as of December 31, 2018) were as follows:

	Loans Invested in by the Company
	Loans Held for Investment		Loans Held for Sale		Total
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Aggregate principal balance outstanding	$6,550	$3,518	$457,787	$869,715	$464,337	$873,233
Net fair value adjustments	(1,523)	(935)	(22,704)	(29,694)	(24,227)	(30,629)
Fair value	$5,027	$2,583	$435,083	$840,021	$440,110	$842,604

The net fair value adjustments of $(24.2) million and $(30.6) million represent net unrealized losses recorded in earnings on loans invested in by the Company at June 30, 2019 and December 31, 2018, respectively. Total fair value adjustments recorded in earnings on loans invested in by the Company of $(35.2) million and $(67.7) million during the second quarter and first half of 2019, respectively, include net realized losses and changes in net unrealized losses. Net interest income earned on loans invested in by the Company during the second quarter and first half of 2019 was $21.1 million and $41.6 million, respectively.

The Company used its own capital to purchase $1.2 billion in loans during the second quarter of 2019 and sold $1.3 billion in loans during the second quarter of 2019, of which $1.1 billion was securitized or sold to series trusts in connection with the issuance of CLUB Certificates and $0.2 billion was sold to whole loan investors. The Company used its own capital to purchase $2.0 billion in loans during the first half of 2019 and sold $2.3 billion in loans during the first half of 2019, of which $1.9 billion was securitized or sold to series trusts in connection with the issuance of CLUB Certificates and $0.4 billion was sold to whole loan investors. The fair value of loans invested in by the Company was $440.1 million at June 30, 2019, which was held for sale primarily for future anticipated structured program transactions and sales to loan investors. In May 2019, the Company deconsolidated a securitization trust, which resulted in the derecognition of $236.3 million in loans held for sale by the Company at fair value. See “Note 7. Securitizations and Variable Interest Entities” for further discussion on the Company’s consolidated securitization trust and “Note 8. Fair Value of Assets and Liabilities” for a fair value rollforward of loans invested in by the Company for the second quarters and first halves of 2019 and 2018.

At June 30, 2019 and December 31, 2018, a fair value of $292.8 million and $453.0 million included in “Loans held for sale by the Company at fair value” was pledged as collateral for the Company’s warehouse credit facilities, respectively. See “Note 13. Debt” for additional information related to these debt obligations.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans that were 90 days or more past due (including non-accrual loans) were as follows:

	June 30, 2019	December 31, 2018
Loans held for investment and loans held for sale:
Outstanding principal balance	$14,575	$19,707
Net fair value adjustments	(11,804)	(16,166)
Fair value	$2,771	$3,541
Number of loans (not in thousands)	1,770	2,309

Loans invested in by the Company:
Outstanding principal balance	$1,500	$2,060
Net fair value adjustments	(1,244)	(1,710)
Fair value	$256	$350
Number of loans (not in thousands)	317	356

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

7. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The Company has segregated its involvement with VIEs between consolidated VIEs and unconsolidated VIEs. The following tables provide the classifications of assets and liabilities on the Company’s Condensed Consolidated Balance Sheets for its transactions with VIEs at June 30, 2019 and December 31, 2018. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated and unconsolidated VIEs only and exclude intercompany balances that eliminate in consolidation:

June 30, 2019	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$35,646	$—	$35,646
Securities available for sale at fair value	—	169,937	169,937
Loans held for investment at fair value	441,856	—	441,856
Loans held for sale by the Company at fair value	292,834	—	292,834
Accrued interest receivable	6,418	901	7,319
Other assets	2,591	40,609	43,200
Total assets	$779,345	$211,447	$990,792
Liabilities
Accrued interest payable	$5,883	$—	$5,883
Accrued expenses and other liabilities	269	—	269
Notes, certificates and secured borrowings at fair value	441,856	—	441,856
Payable to securitization note holders	—	—	—
Credit facilities and securities sold under repurchase agreements	199,397	—	199,397
Total liabilities	647,405	—	647,405
Total net assets	$131,940	$211,447	$343,387

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

LC Trust Certificates

The Company established the LC Trust for the purpose of acquiring and holding loans for the sole benefit of certain investors that have purchased trust certificates issued by the LC Trust. The Company is obligated to ensure that the LC Trust meets minimum capital requirements with respect to funding the administrative activities and maintaining the operations of the LC Trust.

Consolidated Securitizations

On December 13, 2018, the Company consolidated a securitization trust because the Company was the primary beneficiary. As a result, the senior securities held by third-party investors were classified as “Payable to securitization note holders” in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2018. In May 2019, the Company sold a portion of the residual certificates and no longer holds a significant variable interest in the securitization trust. As a result, the Company deconsolidated the securitization trust. The Company retained

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5% of the beneficial interests issued by the securitization trust to comply with regulatory risk retention rules, which are classified as securities available for sale on the Company’s Condensed Consolidated Balance Sheets.

Warehouse Credit Facilities

The Company established certain entities (deemed to be VIEs) to enter into warehouse credit facilities for the purpose of purchasing loans from LendingClub. See “Note 13. Debt” for additional information.

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs at June 30, 2019 and December 31, 2018:

June 30, 2019	Assets	Liabilities	Net Assets
LC Trust certificates	$448,131	$(446,217)	$1,914
Warehouse credit facilities	331,214	(201,188)	130,026
Total consolidated VIEs	$779,345	$(647,405)	$131,940

December 31, 2018	Assets	Liabilities	Net Assets
LC Trust certificates	$657,339	$(656,088)	$1,251
Securitizations	297,821	(256,901)	40,920
Warehouse credit facility	483,004	(308,284)	174,720
Total consolidated VIEs	$1,438,164	$(1,221,273)	$216,891

The creditors of the VIEs above have no recourse to the general credit of the Company as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets.

Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs include securitizations of unsecured personal whole loans, CLUB Certificate transactions, and sales of whole loans to VIEs. The Company has various forms of involvement with VIEs, including servicing of loans and holding senior or subordinated residual interests in the VIEs. The Company considers continued involvement in an unconsolidated VIE insignificant if it is the sponsor and servicer and does not hold other significant variable interests. In these instances, the Company’s involvement with the VIE is in the role as an agent and without significant participation in the economics of the VIE. In connection with these securitizations, as well as our whole loan sales and CLUB Certificate transactions, we make certain customary representations, warranties and covenants. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” in the Annual Report for additional information.

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

Investment Fund

The Company has an equity investment in a private fund (Investment Fund) that participates in a family of funds with other unrelated third parties. This family of funds purchases whole loans and interests in loans from the Company, as well as other assets from third parties unrelated to the Company. As of June 30, 2019, the Company had an ownership interest of approximately 23% in the Investment Fund. The Company’s investment is deemed to be a variable interest in the Investment Fund because the Company shares in the expected returns and losses of the Investment Fund. At June 30, 2019, the Company’s investment was $7.9 million, which is recognized in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables summarize unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary at June 30, 2019 and December 31, 2018:

June 30, 2019		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Net Assets
Securitizations	$1,727,939	$87,465	$492	$16,758	$—	$—	$104,715
CLUB Certificates	1,672,384	82,472	409	15,942	—	—	98,823
Investment Fund	34,003	—	—	7,909	—	—	7,909
Total unconsolidated VIEs	$3,434,326	$169,937	$901	$40,609	$—	$—	$211,447

June 30, 2019	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Total Exposure
Securitizations	$87,465	$492	$16,758	$—	$—	$104,715
CLUB Certificates	82,472	409	15,942	—	—	98,823
Investment Fund	—	—	7,909	—	—	7,909
Total unconsolidated VIEs	$169,937	$901	$40,609	$—	$—	$211,447

December 31, 2018		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Net Assets
Securitizations	$1,359,367	$68,338	$958	$11,838	$—	$(57,012)	$24,122
CLUB Certificates	973,815	48,430	256	9,115	—	—	57,801
Investment Fund	35,157	—	—	8,253	—	—	8,253
Total unconsolidated VIEs	$2,368,339	$116,768	$1,214	$29,206	$—	$(57,012)	$90,176

December 31, 2018	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Total Exposure
Securitizations	$68,339	$958	$11,838	$—	$—	$81,135
CLUB Certificates	48,431	256	9,115	—	—	57,802
Investment Fund	—	—	8,253	—	—	8,253
Total unconsolidated VIEs	$116,770	$1,214	$29,206	$—	$—	$147,190

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

The following table summarizes activity related to the unconsolidated personal whole loan securitizations and personal whole loan CLUB Certificates with the transfers accounted for as a sale on the Company’s condensed consolidated financial statements for the second quarters and first halves of 2019 and 2018:

Three Months Ended June 30,	2019		2018
	Personal Whole Loan Securitizations	Personal Whole Loan CLUB Certificates	Personal Whole Loan Securitizations	Personal Whole Loan CLUB Certificates
Principal derecognized from loans securitized or sold	$558,456	$483,312	$646,242	$196,670
Net gains (losses) recognized from loans securitized or sold	$822	$5,643	$2,412	$1,580
Fair value of senior securities and subordinated residual certificates retained upon settlement (1)	$27,360	$23,781	$32,291	$9,724
Cash proceeds from loans securitized or sold	$279,038	$456,327	$307,094	$185,966
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$4,209	$3,651	$3,143	$572
Cash proceeds for interest received on senior securities and subordinated residual certificates	$1,195	$1,800	$1,006	$329

(1)
For personal whole loan securitizations, the Company retained senior securities of $24.7 million and $28.7 million for the second quarters of 2019 and 2018, respectively, and subordinated residual certificates of $2.7 million and $3.6 million for the second quarters of 2019 and 2018, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Six Months Ended June 30,	2019		2018
	Personal Whole Loan Securitizations	Personal Whole Loan CLUB Certificates	Personal Whole Loan Securitizations	Personal Whole Loan CLUB Certificates
Principal derecognized from loans securitized or sold	$851,875	$1,024,440	$1,001,490	$358,545
Net gains (losses) recognized from loans securitized or sold	$3,754	$11,467	$5,509	$3,037
Fair value of senior securities and subordinated residual certificates retained upon settlement (1)	$41,915	$50,568	$50,784	$17,826
Cash proceeds from loans securitized or sold	$545,273	$970,212	$590,366	$340,805
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$7,779	$6,594	$5,493	$707
Cash proceeds for interest received on senior securities and subordinated residual certificates	$2,634	$3,235	$1,302	$411

(1)
For personal whole loan securitizations, the Company retained senior securities of $38.1 million and $43.8 million for the first halves of 2019 and 2018, respectively, and subordinated residual certificates of $3.8 million and $7.0 million for the first halves of 2019 and 2018, respectively.

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

As of June 30, 2019, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to structured program transactions was $3.4 billion, of which $111.8 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2018, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to structured program transactions was $2.3 billion, of which $87.1 million was attributable to off-balance sheet loans that were 31 days or more past due.

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

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value at June 30, 2019 and December 31, 2018:

June 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$1,512,984	$1,512,984
Loans held for investment by the Company	—	—	5,027	5,027
Loans held for sale by the Company	—	—	435,083	435,083
Securities available for sale:
Securitized asset-backed senior securities and subordinated residual certificates	—	74,117	13,349	87,466
CLUB Certificate asset-backed securities	—	—	82,472	82,472
Certificates of deposit	—	13,852	—	13,852
Corporate debt securities	—	13,610	—	13,610
Asset-backed securities	—	13,536	—	13,536
Commercial paper	—	9,513	—	9,513
Total securities available for sale	—	124,628	95,821	220,449
Servicing assets	—	—	78,714	78,714
Total assets	$—	$124,628	$2,127,629	$2,252,257

Liabilities:
Notes, certificates and secured borrowings	$—	$—	$1,517,951	$1,517,951
Loan trailing fee liability	—	—	10,224	10,224
Total liabilities	$—	$—	$1,528,175	$1,528,175

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

The Company has elected the fair value option for notes, certificates, secured borrowings, and the loan trailing fee liability. Changes in the fair value of these financial liabilities caused by a change in the Company’s risk are reported in other comprehensive income (OCI). For the second quarter and first half of 2019, the amount reported in OCI is zero because these financial liabilities are either payable only upon receipt of cash flows from underlying loans or secured by cash collateral.

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans held for investment and related notes, certificates, and secured borrowings, loans held for sale, loan servicing rights, asset-backed securities related to structured program transactions, and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect our best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the first half of 2019 or the year ended December 31, 2018.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair valuation adjustments were recorded through earnings related to Level 3 instruments for the second quarters and first halves of 2019 and 2018. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques, a change in one input in a certain direction may be offset by an opposite change from another input.

Loans Held for Investment, Notes, Certificates and Secured Borrowings

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held for investment, notes, certificates and secured borrowings at June 30, 2019 and December 31, 2018:

	Loans Held for Investment, Notes, Certificates and Secured Borrowings
	June 30, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	5.9%	13.9%	9.0%	6.3%	16.4%	9.1%
Net cumulative expected loss rates (1)	3.1%	35.9%	12.3%	2.8%	36.9%	12.8%
Cumulative expected prepayment rates (1)	27.4%	38.9%	31.4%	27.8%	40.3%	31.2%

(1)	Expressed as a percentage of the original principal balance of the loan, note, certificate or secured borrowing.

Significant Recurring Level 3 Fair Value Input Sensitivity

At June 30, 2019 and December 31, 2018, the discounted cash flow methodology used to estimate the note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. As demonstrated by the following tables, the fair value adjustments for loans held for investment and loans held for sale were largely offset by the fair value adjustments of the notes, certificates and secured borrowings due to the payment dependent design of the notes, certificates and secured borrowings and because the principal balances of the loans were close to the combined principal balances of the notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans held for investment, loans held for sale, and notes, certificates and secured borrowings measured at fair value on a recurring basis for the second quarters and first halves of 2019 and 2018:

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2019	$1,805,078	$(106,880)	$1,698,198	$—	$—	$—	$1,805,078	$(101,852)	$1,703,226
Purchases	166,754	—	166,754	552,115	(468)	551,647	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(229)	—	(229)	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	166,754	—	166,754
Sales	—	—	—	(552,115)	385	(551,730)	—	—	—
Principal payments and retirements	(317,919)	—	(317,919)	—	—	—	(318,148)	—	(318,148)
Charge-offs, net of recoveries	(48,427)	34,800	(13,627)	—	—	—	(48,427)	34,789	(13,638)
Change in fair value recorded in earnings	—	(20,193)	(20,193)	—	83	83	—	(20,243)	(20,243)
Balance at June 30, 2019	$1,605,257	$(92,273)	$1,512,984	$—	$—	$—	$1,605,257	$(87,306)	$1,517,951

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2018	$2,829,765	$(194,352)	$2,635,413	$—	$—	$—	$2,847,040	$(191,623)	$2,655,417
Purchases	246,450	—	246,450	810,558	(1,546)	809,012	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(1,181)	(22,152)	(23,333)	1,181	22,152	23,333	—	—	—
Issuances	—	—	—	—	—	—	246,517	—	246,517
Sales	—	—	—	(811,739)	773	(810,966)	—	—	—
Principal payments and retirements	(452,718)	—	(452,718)	—	—	—	(455,571)	86	(455,485)
Charge-offs, net of recoveries	(84,060)	69,439	(14,621)	—	—	—	(84,060)	69,439	(14,621)
Change in fair value recorded in earnings	—	(32,562)	(32,562)	—	(21,379)	(21,379)	—	(54,748)	(54,748)
Balance at June 30, 2018	$2,538,256	$(179,627)	$2,358,629	$—	$—	$—	$2,553,926	$(176,846)	$2,377,080

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2018	$2,013,438	$(130,187)	$1,883,251	$—	$—	$—	$2,033,258	$(127,383)	$1,905,875
Purchases	359,846	(21)	359,825	1,115,151	(468)	1,114,683	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(452)	—	(452)	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	359,846	—	359,846
Sales	—	—	—	(1,115,151)	(780)	(1,115,931)	—	—	—
Principal payments and retirements	(658,363)	—	(658,363)	—	—	—	(678,635)	14	(678,621)
Charge-offs, net of recoveries	(109,212)	81,676	(27,536)	—	—	—	(109,212)	81,665	(27,547)
Change in fair value recorded in earnings	—	(43,741)	(43,741)	—	1,248	1,248	—	(41,602)	(41,602)
Balance at June 30, 2019	$1,605,257	$(92,273)	$1,512,984	$—	$—	$—	$1,605,257	$(87,306)	$1,517,951

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2017	$3,141,391	$(209,066)	$2,932,325	$—	$—	$—	$3,161,080	$(206,312)	$2,954,768
Purchases	538,564	9	538,573	1,943,835	(3,318)	1,940,517	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(1,181)	(22,152)	(23,333)	1,181	22,152	23,333	—	—	—
Issuances	—	—	—	—	—	—	538,978	—	538,978
Sales	—	—	—	(1,945,016)	1,608	(1,943,408)	—	—	—
Principal payments and retirements	(953,667)	—	(953,667)	—	—	—	(959,281)	94	(959,187)
Charge-offs, net of recoveries	(186,851)	154,771	(32,080)	—	—	—	(186,851)	154,771	(32,080)
Change in fair value recorded in earnings	—	(103,189)	(103,189)	—	(20,442)	(20,442)	—	(125,399)	(125,399)
Balance at June 30, 2018	$2,538,256	$(179,627)	$2,358,629	$—	$—	$—	$2,553,926	$(176,846)	$2,377,080

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Invested in by the Company

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans invested in by the Company at June 30, 2019 and December 31, 2018:

	Loans Invested in by the Company
	June 30, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	5.4%	13.8%	9.5%	5.9%	16.7%	9.4%
Net cumulative expected loss rates (1)	2.8%	36.2%	13.4%	2.6%	36.8%	13.2%
Cumulative expected prepayment rates (1)	27.2%	41.0%	32.5%	27.0%	45.5%	32.5%

(1)	Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of loans invested in by the Company to adverse changes in key assumptions as of June 30, 2019 and December 31, 2018, are as follows:

	June 30, 2019	December 31, 2018
Fair value of loans invested in by the Company	$440,110	$842,604
Expected weighted-average life (in years)	1.2	1.4
Discount rates
100 basis point increase	$(5,531)	$(10,487)
200 basis point increase	$(10,929)	$(20,720)
Expected credit loss rates on underlying loans
10% adverse change	$(6,134)	$(11,304)
20% adverse change	$(12,223)	$(22,504)
Expected prepayment rates
10% adverse change	$(1,593)	$(2,422)
20% adverse change	$(3,149)	$(4,785)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans invested in by the Company measured at fair value on a recurring basis for the second quarters and first halves of 2019 and 2018:

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2019	$11,233	$(2,476)	$8,757	$584,872	$(32,706)	$552,166	$596,105	$(35,182)	$560,923
Purchases	789	(615)	174	1,189,003	—	1,189,003	1,189,792	(615)	1,189,177
Transfers (to) from loans held for investment and/or loans held for sale	(3,583)	—	(3,583)	3,812	—	3,812	229	—	229
Sales	—	—	—	(1,249,866)	40,544	(1,209,322)	(1,249,866)	40,544	(1,209,322)
Principal payments and retirements	(920)	—	(920)	(64,060)	—	(64,060)	(64,980)	—	(64,980)
Charge-offs, net of recoveries	(969)	410	(559)	(5,974)	5,783	(191)	(6,943)	6,193	(750)
Change in fair value recorded in earnings	—	1,158	1,158	—	(36,325)	(36,325)	—	(35,167)	(35,167)
Balance at June 30, 2019	$6,550	$(1,523)	$5,027	$457,787	$(22,704)	$435,083	$464,337	$(24,227)	$440,110

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2018	$339,615	$(22,157)	$317,458	$258,477	$(10,133)	$248,344	$598,092	$(32,290)	$565,802
Purchases	1,665	(269)	1,396	1,191,406	(1,852)	1,189,554	1,193,071	(2,121)	1,190,950
Transfers (to) from loans held for investment and/or loans held for sale	(316,445)	22,152	(294,293)	316,445	(22,152)	294,293	—	—	—
Sales	—	—	—	(1,182,533)	34,831	(1,147,702)	(1,182,533)	34,831	(1,147,702)
Principal payments and retirements	(12,120)	—	(12,120)	(45,281)	—	(45,281)	(57,401)	—	(57,401)
Charge-offs, net of recoveries	(1,954)	1,786	(168)	(2,604)	2,592	(12)	(4,558)	4,378	(180)
Change in fair value recorded in earnings	—	(2,652)	(2,652)	—	(23,889)	(23,889)	—	(26,541)	(26,541)
Balance at June 30, 2018	$10,761	$(1,140)	$9,621	$535,910	$(20,603)	$515,307	$546,671	$(21,743)	$524,928

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2018	$3,518	$(935)	$2,583	$869,715	$(29,694)	$840,021	$873,233	$(30,629)	$842,604
Purchases	1,170	(994)	176	2,032,551	—	2,032,551	2,033,721	(994)	2,032,727
Transfers (to) from loans held for investment and/or loans held for sale	4,950	(1,471)	3,479	(4,498)	1,471	(3,027)	452	—	452
Sales	—	—	—	(2,295,746)	62,294	(2,233,452)	(2,295,746)	62,294	(2,233,452)
Principal payments and retirements	(1,455)	—	(1,455)	(131,878)	—	(131,878)	(133,333)	—	(133,333)
Charge-offs, net of recoveries	(1,633)	847	(786)	(12,357)	11,963	(394)	(13,990)	12,810	(1,180)
Change in fair value recorded in earnings	—	1,030	1,030	—	(68,738)	(68,738)	—	(67,708)	(67,708)
Balance at June 30, 2019	$6,550	$(1,523)	$5,027	$457,787	$(22,704)	$435,083	$464,337	$(24,227)	$440,110

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2017	$371,379	$(10,149)	$361,230	$242,273	$(6,448)	$235,825	$613,652	$(16,597)	$597,055
Purchases	3,161	(429)	2,732	1,983,081	(2,132)	1,980,949	1,986,242	(2,561)	1,983,681
Transfers (to) from loans held for investment and/or loans held for sale	(316,339)	22,152	(294,187)	316,339	(22,152)	294,187	—	—	—
Sales	—	—	—	(1,925,265)	44,879	(1,880,386)	(1,925,265)	44,879	(1,880,386)
Principal payments and retirements	(44,314)	—	(44,314)	(75,699)	—	(75,699)	(120,013)	—	(120,013)
Charge-offs, net of recoveries	(3,126)	2,759	(367)	(4,819)	4,795	(24)	(7,945)	7,554	(391)
Change in fair value recorded in earnings	—	(15,473)	(15,473)	—	(39,545)	(39,545)	—	(55,018)	(55,018)
Balance at June 30, 2018	$10,761	$(1,140)	$9,621	$535,910	$(20,603)	$515,307	$546,671	$(21,743)	$524,928

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for asset-backed securities related to structured program transactions at June 30, 2019 and December 31, 2018:

	Asset-Backed Securities Related to Structured Program Transactions
	June 30, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	4.4%	51.3%	11.0%	3.2%	19.6%	8.8%
Net cumulative expected loss rates (1)	7.6%	41.2%	19.0%	6.3%	43.9%	18.4%
Cumulative expected prepayment rates (1)	16.7%	33.2%	28.9%	21.0%	33.0%	30.1%

(1)	Expressed as a percentage of the outstanding collateral balance.

Significant Recurring Level 3 Fair Value Input Sensitivity

The following tables present adverse changes to the fair value sensitivity of asset-backed securities related to structured program transactions to changes in key assumptions at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Asset-Backed Securities Related to Structured Program Transactions
	Senior Securities	Subordinated Residual Certificates	CLUB Certificates
Fair value of interests held	$74,117	$13,349	$82,472
Expected weighted-average life (in years)	1.1	1.3	1.2
Discount rates
100 basis point increase	$(716)	$(161)	$(803)
200 basis point increase	$(1,412)	$(317)	$(1,587)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(1,513)	$(1,899)
20% adverse change	$—	$(3,282)	$(4,042)
Expected prepayment rates
10% adverse change	$—	$(605)	$(537)
20% adverse change	$—	$(1,240)	$(1,048)

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

Fair Value Reconciliation

The following table presents additional information about Level 3 asset-backed subordinated residual certificates related to Company-sponsored securitization and CLUB Certificate transactions measured at fair value on a recurring basis for the second quarters and first halves of 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fair value at beginning of period	$79,425	$20,129	$60,279	$10,029
Additions	26,434	13,297	54,347	24,805
Redemptions	—	(2,325)	—	(2,325)
Cash received	(10,968)	(1,114)	(18,406)	(1,287)
Change in unrealized gain (loss)	1,074	(459)	908	(371)
Other-than-temporary impairment	(144)	(801)	(1,307)	(2,124)
Fair value at end of period	$95,821	$28,727	$95,821	$28,727

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets at June 30, 2019 and December 31, 2018:

	Servicing Assets
	June 30, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	4.8%	16.5%	8.7%	4.8%	16.7%	9.0%
Net cumulative expected loss rates (1)	3.2%	36.9%	11.8%	2.8%	38.7%	12.5%
Cumulative expected prepayment rates (1)	27.2%	40.8%	31.7%	13.9%	42.9%	31.9%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.66%	0.66%	0.66%	0.66%	0.66%	0.66%

(1)	Expressed as a percentage of the original principal balance of the loan.

(2)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

Significant Recurring Level 3 Fair Value Input Sensitivity

The Company’s selection of the most representative market servicing rates for servicing assets is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets, calculated using different market servicing rate assumptions as of June 30, 2019 and December 31, 2018:

Servicing Assets	June 30, 2019	December 31, 2018
Weighted-average market servicing rate assumptions	0.66%	0.66%
Change in fair value from:
Servicing rate increase by 0.10%	$(12,960)	$(10,878)
Servicing rate decrease by 0.10%	$12,963	$10,886

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis for the second quarters and first halves of 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fair value at beginning of period	$71,848	$40,884	$64,006	$33,676
Issuances (1)	18,700	16,188	34,546	28,168
Change in fair value, included in investor fees	(12,066)	(7,453)	(23,105)	(13,059)
Other net changes included in deferred revenue	232	1,365	3,267	2,199
Fair value at end of period	$78,714	$50,984	$78,714	$50,984

(1)	Represents the gains or losses on sales of the related loans.

Loan Trailing Fee Liability

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan trailing fee liability at June 30, 2019 and December 31, 2018:

	Loan Trailing Fee Liability
	June 30, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	4.8%	16.5%	9.5%	4.8%	16.7%	9.5%
Net cumulative expected loss rates (1)	3.1%	36.9%	14.0%	2.8%	38.7%	14.0%
Cumulative expected prepayment rates (1)	27.5%	40.8%	32.4%	16.5%	43.1%	32.2%

(1)	Expressed as a percentage of the original principal balance of the loan.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents additional information about Level 3 loan trailing fee liability measured at fair value on a recurring basis for the second quarters and first halves of 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fair value at beginning of period	$10,061	$8,824	$10,010	$8,432
Issuances	1,910	2,069	3,400	3,844
Cash payment of Loan Trailing Fee	(1,936)	(1,651)	(3,905)	(3,205)
Change in fair value, included in Origination and Servicing	189	146	719	317
Fair value at end of period	$10,224	$9,388	$10,224	$9,388

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value at June 30, 2019 and December 31, 2018:

June 30, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$334,713	$—	$334,713	$—	$334,713
Restricted cash (1)	166,034	—	166,034	—	166,034
Servicer reserve receivable	222	—	222	—	222
Deposits	861	—	861	—	861
Total assets	$501,830	$—	$501,830	$—	$501,830
Liabilities:
Accrued expenses and other liabilities	$21,550	$—	$—	$21,550	$21,550
Accounts payable	8,677	—	8,677	—	8,677
Payables to investors	64,126	—	64,126	—	64,126
Credit facilities and securities sold under repurchase agreements	324,426	—	45,029	279,397	324,426
Total liabilities	$418,779	$—	$117,832	$300,947	$418,779

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2018	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$372,974	$—	$372,974	$—	$372,974
Restricted cash (1)	271,084	—	271,084	—	271,084
Servicer reserve receivable	669	—	669	—	669
Deposits	1,093	—	1,093	—	1,093
Total assets	$645,820	$—	$645,820	$—	$645,820
Liabilities:
Accrued expenses and other liabilities	$18,483	$—	$—	$18,483	$18,483
Accounts payable	7,104	—	7,104	—	7,104
Payables to investors	149,052	—	149,052	—	149,052
Payable to securitization note holders	256,354	—	256,354	—	256,354
Credit facilities and securities sold under repurchase agreements	458,802	—	57,012	401,790	458,802
Total liabilities	$889,795	$—	$469,522	$420,273	$889,795

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	June 30, 2019	December 31, 2018
Internally developed software (1)	$144,337	$141,233
Leasehold improvements	35,774	31,109
Computer equipment	25,270	24,204
Purchased software	11,272	10,139
Furniture and fixtures	8,864	8,468
Construction in progress	6,809	4,106
Total property, equipment and software	232,326	219,259
Accumulated depreciation and amortization	(112,773)	(105,384)
Total property, equipment and software, net	$119,553	$113,875

(1)	Includes $18.9 million and $10.3 million of development in progress as of June 30, 2019 and December 31, 2018, respectively.
Depreciation and amortization expense on property, equipment and software was $12.8 million and $26.1 million for the second quarter and first half of 2019, respectively. Depreciation and amortization expense on property, equipment and software was $11.2 million and $21.5 million for the second quarter and first half of 2018, respectively. The Company recorded impairment expense on its internally developed software of $0.7 million and $2.3 million for the second quarter and first half of 2019, respectively. The Company recorded impairment expense on its internally developed software of $0.5 million and $0.8 million for the second quarter and first half of 2018, respectively. The Company records impairment expense on its internally developed software in “Engineering and product development” expense in the Condensed Consolidated Statements of Operations.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

10. Other Assets

Other assets consist of the following:

	June 30, 2019	December 31, 2018
Operating lease assets (1)	$102,792	$—
Loan servicing assets, at fair value (2)	78,714	64,006
Prepaid expenses	21,919	25,598
Accounts receivable	17,899	19,322
Other investments	8,359	8,503
Deferred financing costs	2,687	2,117
Other	6,906	5,421
Total other assets	$239,276	$124,967

(1)
The Company adopted ASU 2016-02, Leases, as of January 1, 2019 and has elected not to restate comparative periods presented in the condensed consolidated financial statements. For additional information, see “Note 2. Summary of Significant Accounting Policies” and “Note 17. Leases.”

(2)	Loans underlying loan servicing rights had a total outstanding principal balance of $12.8 billion and $10.9 billion as of June 30, 2019 and December 31, 2018, respectively.

11. Intangible Assets and Goodwill

Intangible Assets

Intangible assets net of accumulated amortization was $16.2 million and $18.0 million at June 30, 2019 and December 31, 2018, respectively. Amortization expense associated with intangible assets for the second quarter and first half of 2019 was $0.9 million and $1.8 million, respectively. Amortization expense associated with intangible assets for the second quarter and first half of 2018 was $1.0 million and $2.0 million, respectively.

Goodwill

During the annual testing for potential impairment of goodwill in 2018, management performed an assessment of the Company's education and patient finance reporting unit (PEF), which was the only reporting unit with goodwill. Upon completion of the annual impairment test, the Company recorded a goodwill impairment expense of $35.6 million during the second quarter of 2018, resulting in full impairment of the remaining goodwill of PEF.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

12. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2019	December 31, 2018
Operating lease liabilities (1)	$119,964	$—
Accrued expenses	51,232	42,507
Transaction fee refund reserve	22,405	19,543
Accrued compensation	20,413	36,105
Contingent liabilities (2)	14,500	12,750
Deferred revenue	12,975	9,420
Loan trailing fee liability, at fair value	10,224	10,010
Payable to issuing banks	3,018	1,182
Deferred rent (1)	—	16,211
Other	8,113	4,390
Total accrued expenses and other liabilities	$262,844	$152,118

(1)
The Company adopted ASU 2016-02, Leases, as of January 1, 2019 and elected not to restate comparative periods presented in the condensed consolidated financial statements. As such, effective January 1, 2019, deferred rent is included within operating lease liabilities. For additional information, see “Note 2. Summary of Significant Accounting Policies” and “Note 17. Leases.”

(2)	See “Note 18. Commitments and Contingencies” for further information.

13. Debt

Credit Facilities and Securities Sold Under Repurchase Agreements

The Company may enter into arrangements in the ordinary course of business pursuant to which the Company can incur indebtedness. Below is a description of certain of these arrangements:

Warehouse Credit Facilities

Through wholly-owned subsidiaries, the Company entered into four secured warehouse credit facilities (Warehouse Facilities I, II, III, and IV) with certain lenders during 2017, 2018 and 2019. Each subsidiary entered into a credit agreement and security agreement with a commercial bank as administrative agent and a national banking association as collateral trustee and paying agent, as further described below. The credit agreement for Warehouse Facility I was amended and restated in its entirety on March 25, 2019.

Warehouse Facilities I, II, and IV have a combined borrowing capacity of $700.0 million on a revolving basis until October 10, 2020, March 23, 2020, and June 15, 2020, respectively, or an earlier event that constitutes a “Commitment Termination Date” under the respective credit agreements. Proceeds may only be used to purchase certain unsecured personal loans, including related assets, from the Company and to pay fees and expenses related to the applicable facilities. Warehouse Facility I matures on March 25, 2022, Warehouse Facility II matures on the earlier to occur of twelve months after the Commitment Termination Date or January 25, 2021, and Warehouse Facility IV matures on the earlier to occur of twelve months after the Commitment Termination Date or June 13, 2022, at which dates these particular Warehouse Facilities must repay all outstanding borrowings of the facilities.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Warehouse Facility III is a $34.2 million term loan that matures on June 29, 2021. Proceeds under Warehouse Facility III were used to purchase certain auto refinance loans, including related assets, from the Company and to pay fees and expenses related to the facility. The amount borrowed under Warehouse Facility III amortizes over time through regular principal and interest payments collected from the auto refinance loans. The entire amount of the outstanding debt may be prepaid at any time without penalty.

The creditors of the Warehouse Facilities have no recourse to the general credit of the Company. Borrowings under the Warehouse Facilities bear interest at an annual benchmark rate of LIBOR (London Inter-bank Offered Rate) plus a spread ranging from 1.85% to 2.50%, or at an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement). Interest is payable monthly. Borrowings may be prepaid without penalty. In addition, Warehouse Facilities I, II, and IV require payment of a monthly unused commitment fee ranging from 0.375% to 1.25% per annum on the average undrawn portion available under such facilities.

The Warehouse Facilities contain certain covenants. As of June 30, 2019, the Company was in material compliance with all applicable covenants under the respective credit agreements.

As of June 30, 2019 and December 31, 2018, the Company had $199.4 million and $306.8 million in aggregate debt outstanding under the Warehouse Facilities, respectively, with collateral consisting of loans at fair value of $292.8 million and $453.0 million included in “Loans held for sale by the Company at fair value,” respectively, and restricted cash of $33.9 million and $25.2 million included in the Condensed Consolidated Balance Sheets, respectively.

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

The Revolving Facility contains certain covenants. As of June 30, 2019, the Company was in material compliance with all applicable covenants in the credit and guaranty agreement.

The Company had $80.0 million and $95.0 million in debt outstanding under the Revolving Facility as of June 30, 2019 and December 31, 2018, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Repurchase Agreements

On August 8, 2018 and November 8, 2018, the Company entered into master repurchase agreements, pursuant to which the Company may sell securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. The Company is subject to margin calls based on the fair value of the collateral pledged. As of June 30, 2019 and December 31, 2018, the Company had $45.0 million and $57.0 million in aggregate debt outstanding under its repurchase agreements, respectively, with contractual repurchase dates ranging from February 20, 2019 to April 15, 2026, which correspond to either a set repurchase schedule or to the maturity dates of the underlying securities which have been sold, and which have a weighted-average estimated life of approximately one year. Such debt is included in “Credit facilities and securities sold under repurchase agreements” on the Condensed Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, the Company had $53.0 million and $64.1 million, respectively, of underlying assets pledged as collateral.

Payable to Securitization Note Holders

On December 13, 2018, the Company sponsored an asset-backed securities securitization transaction consisting of approximately $300.0 million in unsecured personal whole loans facilitated through the Company’s platform. The Depositor sold 95% of the notes to third-party investors for $256.2 million in net proceeds. The residual certificates were retained by the Company. The securitization trust used to effect this transaction is a VIE that the Company consolidated because the Company was the primary beneficiary of the VIE.

As of December 31, 2018, the notes held by third-party investors and the respective unamortized debt issuance costs of $256.4 million were included in “Payable to securitization note holders” in the Condensed Consolidated Balance Sheets and were secured by loans held for sale by the Company at fair value of $286.3 million and restricted cash of $9.3 million included in the Condensed Consolidated Balance Sheets.

In May 2019, the Company sold a portion of the residual certificates and no longer holds significant variable interest in the securitization trust. As a result, the Company deconsolidated the securitization trust, including the derecognition of the payable to securitization note holders.

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

As of June 30, 2019, the fair value of the secured borrowings was $45.2 million, secured by loans at fair value of $40.2 million included in “Loans held for investment at fair value” in the Condensed Consolidated Balance Sheets. As of December 31, 2018, the fair value of the secured borrowings was $80.6 million, secured by loans at fair value of $76.5 million included in “Loans held for investment at fair value” in the Condensed Consolidated Balance Sheets. Changes in the fair value of the secured borrowings are partially offset by the associated loan participations, and the net effect results in changes in fair value of the credit support agreement through earnings. As of June 30, 2019 and December 31, 2018, the fair value of this credit support agreement was $5.0 million and $2.8 million. The fair value of the credit support agreement is equal to the present value of the probability-weighted estimate of

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

expected payments over a range of loss scenarios. See “Note 6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings” for additional information.

15. Employee Incentive Plans

The Company’s 2014 Equity Incentive Plan (EIP) provides for granting awards, including restricted stock units (RSUs), performance-based restricted stock units (PBRSUs) and stock options to employees, officers and directors.

Stock-based compensation expense was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
RSUs and PBRSUs	$19,859	$17,373	$37,044	$32,166
Stock options	560	1,988	1,275	4,555
ESPP	132	436	484	877
Total stock-based compensation expense	$20,551	$19,797	$38,803	$37,598

The following table presents the Company’s stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales and marketing	$1,540	$2,023	$3,111	$3,883
Origination and servicing	846	1,102	1,770	2,174
Engineering and product development	5,475	5,464	10,706	10,743
Other general and administrative	12,690	11,208	23,216	20,798
Total stock-based compensation expense	$20,551	$19,797	$38,803	$37,598

The Company capitalized $1.7 million and $3.6 million of stock-based compensation expense associated with developing software for internal use during the second quarter and first half of 2019, respectively. The Company capitalized $2.7 million and $4.9 million of stock-based compensation expense associated with developing software for internal use during the second quarter and first half of 2018, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs during the first half of 2019:

	Number of Units(1)	Weighted- Average Grant Date Fair Value(1)
Unvested at December 31, 2018	8,639,802	$20.23
Granted	6,168,853	$15.61
Vested	(1,704,579)	$21.31
Forfeited/expired	(1,540,684)	$19.06
Unvested at June 30, 2019	11,563,392	$17.76

(1)	Amounts have been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

During the first half of 2019, the Company granted 6,168,853 RSUs with an aggregate fair value of $96.3 million.

As of June 30, 2019, there was $194.2 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 3.1 years.

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

During the first quarter of 2019, the Company expanded the use of its PBRSU program to nearly all of the executive team. The following table summarizes the activities for the Company’s PBRSUs during the first half of 2019:

	Number of Units(1)	Weighted- Average Grant Date Fair Value(1)
Unvested at December 31, 2018	254,643	$18.54
Granted	373,803	$16.42
Vested	(60,310)	$20.25
Forfeited/expired (2)	(59,092)	$17.32
Unvested at June 30, 2019	509,044	$16.92

(1)	Amounts have been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

(2)	Represents the portion of PBRSUs granted in 2018 that were unearned as a result of not achieving certain pre-established performance metrics during the performance period.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

For the second quarter and first half of 2019, the Company recognized $1.6 million and $2.5 million in stock-based compensation expense related to PBRSUs, respectively. For the second quarter and first half of 2018, the Company recognized $0.7 million and $1.3 million in stock-based compensation expense related to PBRSUs, respectively.

As of June 30, 2019, there was $6.0 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 2.1 years.

Employee Stock Purchase Plan

In connection with the Company’s cost structure simplification efforts, future purchases through the Company’s employee stock purchase plan (ESPP) were suspended effective upon the completion of the most recent offering period on May 10, 2019.

16. Income Taxes

For the second quarter and first half of 2019, the Company recorded an income tax benefit of $438 thousand. For the second quarter and first half of 2018, the Company recorded income tax expense of $24 thousand and $63 thousand, respectively. The income tax benefit in the second quarter and first half of 2019 is comprised of the tax effects of unrealized gains credited to other comprehensive income associated with the Company's available for sale portfolio.

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

17. Leases

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space in the Salt Lake City area and Westborough, Massachusetts. As of June 30, 2019, the lease agreements have remaining lease terms ranging from two years to ten years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years and some of them include options to terminate the lease with six months’ prior notice. In addition, the Company is the sublessor of a portion of its office space in San Francisco, with lease terms ranging from two years to four years. As of June 30, 2019, the Company pledged $0.8 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

Supplemental balance sheet information as of June 30, 2019 related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	June 30, 2019
Operating lease assets	Other assets	$102,792
Operating lease liabilities (1)	Accrued expenses and other liabilities	$119,964

(1)
The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent, which prior to January 1, 2019 was included as a separate liability within Accrued expenses and other liabilities.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Components of net lease costs for the second quarter and first half of 2019 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Net Lease Costs	Income Statement Classification	2019	2018	2019	2018
Operating lease costs (1)	Other general and administrative expense	$(4,979)	$(4,271)	$(10,171)	$(8,587)
Sublease income	Other revenue	1,016	78	2,023	155
Net lease costs		$(3,963)	$(4,193)	$(8,148)	$(8,432)

(1)
Includes variable lease costs of $0.5 million and $0.1 million for the second quarters of 2019 and 2018, respectively. Includes variable lease costs of $0.8 million and $0.3 million for the first halves of 2019 and 2018, respectively.

Supplemental cash flow information for the second quarter and first half of 2019 related to the Company’s operating leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Non-cash operating activity:
Leased assets obtained in exchange for new operating lease liabilities (1)	$—	$15,277

(1)	Represents non-cash activity and, accordingly, is not reflected in the Condensed Consolidated Statements of Cash Flows.

The Company’s future minimum undiscounted lease payments under operating leases and anticipated sublease revenue as of June 30, 2019 were as follows:

	Operating Lease Payments	Sublease Revenue	Net
2019	$8,709	$(2,350)	$6,359
2020	19,202	(6,373)	12,829
2021	19,655	(6,565)	13,090
2022	15,521	(2,908)	12,613
2023	11,663	—	11,663
Thereafter	86,497	—	86,497
Total lease payments	$161,247	$(18,196)	$143,051
Discount effect	41,283
Present value of future minimum lease payments	$119,964

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (in years)	9.84
Weighted-average discount rate	5.7%

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

18. Commitments and Contingencies

Operating Lease Commitments

For discussion regarding the Company’s operating lease commitments, see “Note 17. Leases.”

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, which serves as the Company’s primary issuing bank for loans facilitated through the Company’s platform, WebBank retains ownership of the loans it originates for two business days after origination. As part of this arrangement, the Company is committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of June 30, 2019 and December 31, 2018, the Company was committed to purchase loans with an outstanding principal balance of $45.1 million and $55.9 million at par, respectively.

Loan Repurchase Obligations

The Company is generally required to repurchase loans or interests therein in the event of identity theft or certain other types of fraud on the part of the borrower. The Company may also repurchase loans or interests therein in connection with certain customer accommodations. In connection with certain whole loan and CLUB Certificate sales, as well as to facilitate access to securitization markets, the Company has agreed to repurchase loans if representations and warranties made with respect to such loans are breached under certain circumstances. In the case of certain securitization transactions, the Company has also agreed to repurchase or substitute loans for which a borrower fails to make the first payment due under a loan. The Company believes such provisions are customary and consistent with institutional loan and securitization market standards.

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

As a result of the loan repurchase obligations described above, the Company repurchased $3.1 million and $2.0 million in loans or interests therein during the first halves of 2019 and 2018, respectively.

Purchase Commitments

As required by applicable regulations, the Company must make firm offers of credit with respect to prescreened direct mail it sends out to prospective applicants provided such applicants continue to meet the credit worthiness criteria which were used to screen them at the time of their application. If such loans are accepted by the applicants but not otherwise funded by investors on the platform, the Company is required to facilitate funding for the loans directly with its issuing bank partners. The Company was not required to purchase any such loans during the first half of 2019. Additionally, loans in the process of being facilitated through the Company’s platform and originated by the Company’s issuing bank partner at June 30, 2019, were substantially funded in July 2019. As of the date of this report, no loans remained without investor commitments and the Company was not required to purchase any of these loans.

In addition, if neither the Company nor Springstone can arrange for other investors to invest in or purchase loans that Springstone facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner, the Company and Springstone are contractually committed to purchase these

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

loans. As of both June 30, 2019 and December 31, 2018, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s Condensed Consolidated Balance Sheets. During the first half of 2019, the Company was required to purchase $19.3 million of loans facilitated by Springstone. These purchased loans are held on the Company’s Condensed Consolidated Balance Sheets and have a fair value of $35.0 million and $26.6 million as of June 30, 2019 and December 31, 2018, respectively. The Company believes it will be required to purchase additional loans facilitated by Springstone in 2019 as it seeks to arrange for other investors to invest in or purchase these loans.

Credit Support Agreement

The Company is subject to a credit support agreement with Cirrix Capital (Investment Fund). The credit support agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the Investment Fund’s certificates that are in excess of a specified, aggregate net loss threshold. On April 14, 2017, the credit support agreement was terminated effective December 31, 2016. However, the Company remains subject to the credit support agreement for credit losses on loans underlying the Investment Fund’s certificates that were issued on or prior to December 31, 2016. The Company pledged and restricted cash in the amount of $0.7 million and $0.8 million as of June 30, 2019 and December 31, 2018, respectively, to support this contingent obligation. The Company’s maximum exposure to loss under this credit support agreement was limited to $6.0 million as of June 30, 2019 and December 31, 2018, for which no liability was accrued as of June 30, 2019 or December 31, 2018.

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

Derivative Lawsuits

In May 2016 and August 2016, respectively, two putative shareholder derivative actions were filed (Avila v. Laplanche, et al., No. CIV538758 and Dua v. Laplanche, et al., CGC-16-553731) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. Both actions were voluntarily dismissed without prejudice. On December 14, 2016, another putative shareholder derivative action was

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

filed in the Delaware Court of Chancery (Steinberg, et al. v. Morris, et al., C.A. No. 12984-CB), against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. In addition, on August 18, 2017, another putative shareholder derivative action was filed in the Delaware Court of Chancery (Fink, et al. v. Laplanche, et al., C.A. No. 2017-0600). These matters arise from claims that the Board allegedly breached its fiduciary duty by failing to provide adequate oversight over the Company’s practices and procedures, and purport to plead derivative claims under Delaware law. The court ultimately consolidated the cases, selecting the Steinberg plaintiffs as lead plaintiffs, and designating the Steinberg complaint as the operative complaint (consolidated Delaware matter). In June 2018, the Company and the individual defendants brought a motion to dismiss the consolidated Delaware matter on demand futility grounds or in the alternative to stay the matter. Defendants in the consolidated Delaware matter later consented to the filing of a supplemental consolidated complaint in the case, and the plaintiffs filed that supplemental complaint on January 11, 2019. The Company and individual defendants in the case filed motions to dismiss the supplemental complaint on February 22, 2019. A hearing on these motions was held on July 17, 2019, but, as of the date of this Report, the Court has not issued a ruling.

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

FTC Lawsuit

In 2016, the Company received a formal request for information from the Federal Trade Commission (FTC). The FTC commenced an investigation concerning certain of the Company’s policies and practices and related legal compliance.

On April 25, 2018, the FTC filed a complaint in the Northern District of California (FTC v. LendingClub Corporation, No. 3:18-cv-02454) alleging causes of action for violations of the FTC Act, including claims of deception in connection with disclosures related to the origination fee associated with loans available through the Company’s platform, and in connection with communications relating to the likelihood of loan approval during the application process, and a claim of unfairness relating to certain unauthorized charges to borrowers’ bank accounts. The FTC’s complaint also alleged a violation of the Gramm-Leach-Bliley Act regarding the Company’s practices in delivering its privacy notice. In June 2018, the Company brought a motion to dismiss the FTC’s complaint, which was heard on September 13, 2018. In an order dated October 3, 2018, the Court denied the motion in part and

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

granted the motion in part, providing the FTC with leave to amend its pleadings. On October 22, 2018, the FTC filed an amended complaint which reasserted the same causes of action from the original complaint. On November 13, 2018, the Company filed an answer to the amended complaint. The FTC subsequently filed a motion seeking to strike certain affirmative defenses pled in the answer and the Company filed an opposition to the motion. On April 29, 2019, the court issued a ruling denying the FTC’s motion in part and granting it in part and allowing the Company to replead certain of the affirmative defenses that were the subject of the FTC’s motion. The Company filed an amended answer in the case on May 29, 2019. Discovery in the case is ongoing. The Company denies, and will continue to vigorously defend against, the claims asserted in this case. Notwithstanding the Company’s vigorous defense, the Company and the FTC have participated in voluntary settlement conferences and may engage in additional settlement discussions. No assurances can be given as to the timing, outcome or consequences of this matter.

Class Action Lawsuits Following Announcement of FTC Litigation

In May 2018, following the announcement of the FTC’s litigation against the Company, putative shareholder class action litigation was filed in the U.S. District Court of the Northern District of California (Veal v. LendingClub Corporation et.al., No. 5:18-cv-02599) against the Company and certain of its current and former officers and directors alleging violations of federal securities laws in connection with the Company’s description of fees and compliance with federal privacy law in securities filings. The court appointed lead plaintiffs and lead counsel for the litigation in November 2018. On January 7, 2019, the lead plaintiffs filed a consolidated amended class action complaint which asserts the same causes of action as the original complaint and adds additional allegations. On March 8, 2019, the Company and the individual defendants in the case filed motions to dismiss the consolidated amended class action complaint. These motions are set for hearing in September 2019. This lawsuit is in the early stages. The Company denies and will vigorously defend against the allegations. No assurances can be given as to the timing, outcome or consequences of this matter.

In July 2019, a putative class action lawsuit was filed against the Company in federal court in the State of New York (Shron v. LendingClub Corp., 1:19-cv-06718) alleging various claims including fraud, unjust enrichment, breach of contract, and violations of the federal Truth-in-Lending Act and New York General Business Law sections 349 and 350, et seq., based on allegations, among others, that the Company made misleading or inadequate statements or omissions in relation to the total cost and origination fee associated with loans available through the Company’s platform. The plaintiff seeks to represent classes of similarly situated individuals in the lawsuit. This matter is in the early stages. No assurances can be given as to the timing, outcome or consequences of this matter.

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

Regulatory Investigation by the State of Massachusetts

In June 2018, the Company received a civil investigative demand from the office of the Attorney General of the State of Massachusetts. The investigation relates to the advertisement, provision and servicing of personal loans to Massachusetts’ consumers facilitated by the Company. The Company is cooperating with the investigation. The Company and the Attorney General’s Office have recently communicated regarding questions and concerns the Attorney General’s Office has regarding the Company’s compliance with the Massachusetts Small Loan Law and the Small Loan Rate Order promulgated under it. More recently, the Attorney General’s Office has sent additional information requests to the Company. Although the Company is not able to predict with certainty the timing, outcome, or consequence of the investigation, it could result in claims or actions against the Company, including litigation, regulatory enforcement actions, injunctions, monetary damages, fines or penalties, or require us to change our business practices or expend operational resources, all of which could result in a material loss or otherwise harm our business.

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

The Company has had discussions with the Colorado Department of Law (CDL) concerning the licenses required for the Company’s servicing operations and the structure of its offerings in the State of Colorado. No assurances can be given as to the timing or outcome of this matter. The Company is also in discussions with the CDL about entering into a terminable agreement to, among other things: (i) toll the statutes of limitations on any action the CDL might bring against the Company based on the rates and charges on loans the Company facilitates and (ii) refrain from making certain loans available for investment by certain investors. No assurances can be given as to the timing, outcome or consequences of this matter.

The Company is routinely subject to examination for compliance with applicable laws and regulations in the states in which it is licensed. As of the date of this Report, the Company is subject to examination by the New York Department of Financial Services (NYDFS). The Company periodically has discussions with various regulatory agencies regarding its business model and has recently engaged in similar discussions with the NYDFS. During the course of such discussions, which remain ongoing, the Company decided to voluntarily comply with certain rules and regulations of the NYDFS. No assurances can be given as to the timing, outcome or consequences of this matter.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

In addition, the Company has also responded to inquiries from the California Department of Business Oversight regarding the operation of the Company’s business and the overall “FinTech” industry.

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

In March 2019, a putative class action lawsuit was filed against the Company in the State of Florida (Plouffe v. LendingClub Corporation, 0:19-cv-60715-FAM) alleging violations of the federal Fair Credit Reporting Act. The complaint alleges that the Company made unauthorized credit report inquiries relating to the plaintiff following the receipt of a bankruptcy discharge by the plaintiff. The plaintiff seeks to represent a class of similarly situated individuals in the lawsuit. In May 2019, the parties agreed to submit all claims in the case to binding arbitration and to stay all court proceedings pending the outcome of the arbitration. More recently, the parties reached an agreement in principle to settle the dispute on an individual basis in a manner that does not materially impact the financial operations of the Company and the parties will work to finalize a written settlement agreement. No assurances can be given as to the timing, outcome or consequences of this matter in the event a written settlement agreement is not finalized or otherwise.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Certain Financial Considerations Relating to Litigation and Investigations

With respect to the matters discussed above, the Company had $14.5 million and $12.8 million in accrued contingent liabilities at June 30, 2019 and December 31, 2018, respectively. The increase in accrued contingent liabilities as of June 30, 2019 compared to December 31, 2018 was primarily related to litigation and regulatory matters of $2.1 million in the second quarter of 2019, which is included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations.

Class action and regulatory litigation expense related to significant governmental and regulatory investigations following the internal board review described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Board Review” contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, was $12.3 million and $25.8 million for the second quarter and first half of 2018, respectively. This expense is included in “Class action and regulatory litigation expense” on the Company’s Condensed Consolidated Statements of Operations. The Company had no class action and regulatory litigation expense during the second quarter and first half of 2019.

In addition to the foregoing, the Company is subject to, and may continue to be subject to, legal proceedings and regulatory actions in the ordinary course of business. No assurance can be given as to the timing, outcome or consequences of any of these matters.

19. Segment Reporting

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s executive management committee as chief operating decision maker (CODM). For purposes of allocating resources and evaluating financial performance, the Company’s CODM reviews financial information by loan product types of personal, education and patient finance, and auto. These product types are individually reviewed as operating segments but are aggregated to represent one reportable segment because the education and patient finance and auto loan product types are immaterial both individually and in the aggregate. In the second quarter of 2019, the Company sold certain assets relating to its small business operating segment and announced that it will connect applicants looking for a small business loan with strategic partners and earn referral fees, instead of facilitating these loans on its platform.

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

As of June 30, 2019, the Company had a $7.9 million investment and an approximate 23% ownership interest in an Investment Fund, a private fund that participates in a family of funds with other unrelated third parties. This family of funds purchases whole loans and interests in loans from the Company, as well as other assets from third parties unrelated to the Company. The Company’s investment in the Investment Fund is recorded in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

During the first half of 2019, the family of funds purchased $77 thousand of whole loans. During the first half of 2019, the Company earned $51 thousand in investor fees from this family of funds, and paid interest of $540 thousand on the funds’ interests in whole loans. The Company believes that the investor fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

21. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2019, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, including as disclosed below, the Company has determined no additional subsequent events were required to be recognized or disclosed.

A 1-for-5 reverse stock split of the Company’s shares of common stock (the Reverse Stock Split), together with a proportionate reduction in the number of authorized shares of Company common stock, became effective on July 5, 2019 (the Effective Time). Accordingly, at the Effective Time, the number of authorized shares of Company common stock was reduced from 900,000,000 to 180,000,000. The Reverse Stock Split is intended to reduce our annual listing fees with the New York Stock Exchange and to facilitate investment in the Company’s common stock. No fractional shares of common stock of the Company were issued in connection with the Reverse Stock Split. In lieu of issuing fractional shares, each stockholder who would otherwise have been entitled to a fraction of a share in connection with the Reverse Stock Split was entitled to cash payment. The number of shares of Company common stock outstanding was reduced by 994 shares as a result of the Reverse Stock Split. See “Note 4. Net Loss Per Share” for additional information.

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

Overview

LendingClub operates America’s largest online lending marketplace platform that connects borrowers and investors. Qualified consumers borrow through LendingClub to generally lower the cost of their credit and enjoy a better experience than that provided by most traditional banks. The capital to invest in the loans enabled through our lending marketplace comes from a wide range of investors, including banks, managed accounts, institutional investors, and self-directed retail investors.

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

Loans facilitated through our lending marketplace are funded by the sale of whole loans to banks and institutional investors, the issuance of asset-backed securities through securitizations and CLUB Certificates, the issuance of notes and certificates to our self-directed retail investors or funded directly by the Company with its own capital.

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

In the second quarter of 2019, our marketplace facilitated $3.1 billion of loan originations, of which $1.8 billion was issued through whole loan sales, $1.2 billion was purchased or pending purchase by the Company, $154.8 million were issued through member payment dependent notes and $11.8 million were issued through trust certificates. Loans held by the Company at quarter end are available loan inventory for future structured program transactions and whole loan sales, excluding loans held by the Company as a result of consolidated securitization trusts.

The following table shows the volume of loan originations facilitated through the Company’s platform, loans purchased or pending purchase by the Company, and the available loan inventory as of the end of each period presented (in millions):

	June 30, 2019	March 31, 2019	December 31, 2018
Loan originations	$3,129.5	$2,727.8	$2,871.0
Loans purchased or pending purchase by the Company during the quarter	$1,182.4	$830.4	$1,180.4
LendingClub inventory (1)	$419.1	$266.9	$527.5
LendingClub inventory as a percentage of loan originations (1)	13%	10%	18%

(1)
LendingClub inventory reflects loans purchased or pending purchase by the Company during the period, excluding loans held by the Company through consolidated securitization trusts, and not yet sold as of the period end.

As market interest rates rise, our investors’ cost of funding and expectations regarding return on investment increase and we see higher yield expectations from investors for certain prime loans. As a result, throughout 2018 and 2019, we have increased interest rates on certain loans. In addition, we have continued to take actions to reduce exposure to certain borrower segments that have had insufficient risk-adjusted returns, especially in lower loan grades and certain FICO bands where losses have historically been more volatile. We have seen a volume and mix increase of grade A and B loans in our standard loan program. As prevailing interest rates and market conditions change, we will continue to adjust the platform accordingly. Separately, we periodically adjust products available on our marketplace to reflect investor demand. For example, as previously disclosed, we are no longer facilitating grade E loans due to lack of investor demand on our marketplace. Grade E loans have historically accounted for less than 5% of volume on our marketplace.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Because of timing differences between changes in market interest rates, interest rates on loans, credit performance and investor yield expectations, there may be a difference between the actual yield and the investor required yield on a loan. In these circumstances we continue to use our own capital to purchase loans from our issuing banks. This allows us to adjust the effective yield on a loan through its sale price, thereby maintaining marketplace equilibrium. Any discount to par will result in negative fair value adjustments.

We have been reviewing our cost structure and have a number of expense initiatives underway with the goal of increasing our operating efficiency. As a result of our review, we signed a lease to establish a site in a more cost-effective location in the Salt Lake City area. We started to hire full-time employees in the first quarter and continued hiring in the second quarter of 2019 in the Salt Lake City area and we have increased the use of third-party business process outsource providers. We are on plan in relocating our origination and servicing operations from San Francisco, California to the Salt Lake City area by the end of 2019. In conjunction with this initiative, we have sublet office space in San Francisco, California, and may continue to do so in the future. Although historically we have internally developed our loan platform technology solutions, in an effort to reduce costs and improve the optimization of our engineering resources for higher value-add software development, we are increasing our usage of third-party technology for certain services. While we expect the implementation of these expense initiatives to increase expenses in the short-term, they are expected to result in overall increased operating efficiency for the Company.

In April 2019, we announced that we will connect applicants looking for a small business loan with strategic partners and earn referral fees, instead of facilitating these loans on our platform. In addition, we continue to evaluate strategic alternatives related to our portfolio.

Our issuing bank for unsecured personal and auto loans is WebBank, a Utah-chartered industrial bank that handles a variety of consumer financing programs. In July 2019, the loan account program agreement and the loan sale agreement that governs the terms and conditions between us and Webbank with respect to loans facilitated through our lending marketplace were amended to terminate in January 2023 (previously January 2020), with two additional automatic, one-year renewal terms, subject to certain early termination provisions set forth in the agreements.

Factors That Can Affect Revenue

As an operator of a lending marketplace, we work to match the supply of loans facilitated through our platform and demand from investors while also growing the overall volume of originations and correspondingly revenue at a pace commensurate with proper planning, compliance, risk management, user experience, and operational controls that work to optimize the quality of the customer experience, customer satisfaction and long term growth. In addition, we have been increasingly utilizing our balance sheet to support our structured program transactions, manage marketplace equilibrium, hold loans for testing new or existing loan products and repurchase loans that did not meet an investor’s criteria. In some instances, we may subsequently sell those loans, recognizing a gain or loss on their sale.
Loan supply, which is partly driven by borrower-related activities within our business, combined with investor demand to purchase loans on our platform as well as our own loan purchases, can affect our revenue in any particular period. These drivers collectively affect transaction fees, investor fees earned by us related to these transactions, interest income, fair value adjustments and other revenue related to loans held on balance sheet, including the performance of such loans. As these drivers can be affected by a variety of factors, both in and out of our control, revenues may fluctuate from period to period. Factors that can affect these drivers and ultimately revenue and its timing include:

•	market confidence in our data, controls, and processes;

•	announcements and terms of resolution of governmental inquiries or private litigation;

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

•	the mix of borrower products and corresponding transaction fees;

•	regulatory or market factors which limit products on our platform or loan interest rates borrowers can pay;

•	availability or the timing of the deployment of investment capital by investors;

•	the availability and amount of new capital from pooled investment vehicles and managed accounts that typically deploy their capital at the start of a period;

•	the amount of purchase limitations we can impose on larger investors as a way to maintain investor balance and fairness;

•	the attractiveness of alternative opportunities for borrowers or investors, through changes in interest rates, transaction fees, terms, or risk profile;

•	the responsiveness of applicants to our marketing efforts;

•	expenditures on marketing initiatives in a period;

•	the sufficiency of operational staff to process any manual portion of the loan applications in a timely manner;

•	the responsiveness of borrowers to satisfy additional income or employment verification requirements related to their application;

•	borrower withdrawal rates;

•	the percentage distribution of loans between the whole and fractional loan platforms;

•	platform system performance;

•	seasonality in demand for our platform and services, which is generally lower in the first quarter;

•	determination to hold loans for purposes of subsequently distributing the loans through sale or structured program transaction;

•	changes in the credit performance of loans or market interest rates;

•	the success of our models to predict borrower risk levels and related investor demand; and

•	other factors.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Key Operating and Financial Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2019	March 31, 2019	June 30, 2018	2019	2018
Loan originations	$3,129,520	$2,727,831	$2,818,331	$5,857,351	$5,124,334
Sales and marketing expense as a percent of loan originations	2.22%	2.44%	2.45%	2.32%	2.47%
Net revenue	$190,807	$174,418	$176,979	$365,225	$328,646
Consolidated net loss	$(10,632)	$(19,900)	$(60,812)	$(30,532)	$(91,992)
Contribution (1)	$99,556	$85,688	$85,416	$185,244	$159,852
Contribution margin (1)	52.2%	49.1%	48.3%	50.7%	48.6%
Adjusted EBITDA (1)	$33,181	$22,589	$25,670	$55,770	$41,003
Adjusted EBITDA margin (1)	17.4%	13.0%	14.5%	15.3%	12.5%
Adjusted net loss (1)	$(1,232)	$(11,518)	$(6,727)	$(12,750)	$(20,935)
Adjusted EPS (1) (2)	$(0.01)	$(0.13)	$(0.08)	$(0.15)	$(0.25)

(1)
Represents non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures” below.

(2)	All share and per share information has been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

Loan Originations

We believe the volume of loans facilitated through our platform and originated by our issuing banks is a key indicator of the attractiveness of our lending marketplace, growth of our brand, scale of our business, strength of our network effect, economic competitiveness of our products and future growth.

We classify the loans facilitated by our platform into three major loan products: standard program personal loans, custom program personal loans and other loans. The majority of the loans facilitated through our platform are standard program personal loans that represent loans made to prime borrowers that are available to both public investors (in the form of member payment dependent notes) and other private investors. Custom program personal loans include all other personal loans to borrowers who are not eligible for our standard program, including loans made to super-prime and near-prime borrowers, and are available only to private investors. Other loans are comprised of education and patient finance loans, auto refinance loans, and small business loans. In the second quarter of 2019, the Company announced that it will connect applicants looking for a small business loan with strategic partners and earn referral fees, instead of facilitating these loans on its platform. As a result, beginning in the third quarter of 2019 the “Other loans” category presented in the table below will no longer include small business loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan origination volume and weighted-average transactions fees (as a percent of origination balance) by major loan products are as follows:

	Three Months Ended
	June 30, 2019		March 31, 2019		June 30, 2018
(in millions, except percentages)	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee
Personal loans – standard program	$2,174.3	5.0%	$1,928.4	5.1%	$2,080.5	4.8%
Personal loans – custom program	750.1	4.8%	585.5	4.8%	517.8	5.0%
Total personal loans	2,924.4	5.0%	2,513.9	5.0%	2,598.3	4.9%
Other loans	205.1	3.6%	213.9	4.3%	220.0	4.4%
Total	$3,129.5	4.9%	$2,727.8	5.0%	$2,818.3	4.8%

			Six Months Ended
			June 30, 2019		June 30, 2018
(in millions, except percentages)			Origination Volume	Weighted-Average Transaction Fee	Origination Volume	Weighted-Average Transaction Fee
Personal loans – standard program			$4,102.7	5.1%	$3,822.3	4.8%
Personal loans – custom program			1,335.6	4.8%	864.3	5.1%
Total personal loans			5,438.3	5.0%	4,686.6	4.9%
Other loans			419.1	4.0%	437.7	4.4%
Total			$5,857.4	4.9%	$5,124.3	4.8%

The increase in the weighted-average transaction fee in our total personal loans program during the second quarter and first half of 2019 compared to the second quarter and first half of 2018, respectively, was primarily driven by higher loan origination volume and an increase in the average transaction fee earned.

Personal loan origination volume for our standard loan program by loan grade were as follows:

	Three Months Ended						Six Months Ended June 30,
(in millions)	June 30, 2019		March 31, 2019		June 30, 2018		2019		2018
Personal loan originations by loan grade – standard loan program:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
A	$705.6	33%	$608.3	32%	$506.0	24%	$1,313.9	32%	$920.6	24%
B	650.8	30%	574.5	30%	610.2	29%	1,225.3	30%	1,134.7	30%
C	509.2	23%	452.5	23%	575.4	28%	961.7	23%	1,050.2	27%
D	308.1	14%	243.5	13%	296.3	14%	551.6	14%	544.3	14%
E	0.6	—%	49.4	2%	70.3	4%	50.0	1%	133.6	4%
F	—	—%	0.2	—%	18.4	1%	0.2	—%	32.4	1%
G	—	—%	—	—%	3.9	—%	—	—%	6.5	—%
Total	$2,174.3	100%	$1,928.4	100%	$2,080.5	100%	$4,102.7	100%	$3,822.3	100%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Credit and pricing policy changes continued to be made by the Company during the second quarter of 2019, resulting in a change in the mix of personal loan origination volume from higher risk grades E through G to lower risk A through D grades. These changes broadly focused on tightening credit to shift overall platform mix towards lower risk and higher credit quality borrowers.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations

The following tables set forth the Condensed Consolidated Statements of Operations data for each of the periods presented:

	Three Months Ended			Change (%)
	June 30, 2019	March 31, 2019	June 30, 2018	Q2 2019 vs Q2 2018	Q2 2019 vs Q1 2019
Net revenue:

Transaction fees	$152,207	$135,397	$135,926	12%	12%

Interest income	92,562	100,172	127,760	(28)%	(8)%
Interest expense	(66,916)	(75,360)	(100,898)	(34)%	(11)%
Net fair value adjustments	(35,974)	(34,729)	(26,556)	35%	4%
Net interest income and fair value adjustments	(10,328)	(9,917)	306	N/M	4%
Investor fees	32,272	31,731	27,400	18%	2%
Gain on sales of loans	13,886	15,152	11,880	17%	(8)%
Net investor revenue (1)	35,830	36,966	39,586	(9)%	(3)%

Other revenue	2,770	2,055	1,467	89%	35%

Total net revenue	190,807	174,418	176,979	8%	9%
Operating expenses: (2)
Sales and marketing	69,323	66,623	69,046	—%	4%
Origination and servicing	24,931	28,273	25,593	(3)%	(12)%
Engineering and product development	43,299	42,546	37,650	15%	2%
Other general and administrative	64,324	56,876	57,583	12%	13%
Goodwill impairment	—	—	35,633	(100)%	—%
Class action and regulatory litigation expense	—	—	12,262	(100)%	—%
Total operating expenses	201,877	194,318	237,767	(15)%	4%
Loss before income tax expense	(11,070)	(19,900)	(60,788)	(82)%	(44)%
Income tax (benefit) expense	(438)	—	24	N/M	N/M
Consolidated net loss	$(10,632)	$(19,900)	$(60,812)	(83)%	(47)%
Less: Income attributable to noncontrolling interests	29	35	49	(41)%	(17)%
LendingClub net loss	$(10,661)	$(19,935)	$(60,861)	(82)%	(47)%
N/M – Not meaningful
(1) See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.
(2) Includes stock-based compensation expense as follows:
	Three Months Ended			Change (%)
	June 30, 2019	March 31, 2019	June 30, 2018	Q2 2019 vs Q2 2018	Q2 2019 vs Q1 2019
Sales and marketing	$1,540	$1,571	$2,023	(24)%	(2)%
Origination and servicing	846	924	1,102	(23)%	(8)%
Engineering and product development	5,475	5,231	5,464	—%	5%
Other general and administrative	12,690	10,526	11,208	13%	21%
Total stock-based compensation expense	$20,551	$18,252	$19,797	4%	13%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30,
	2019	2018	Change (%)
Net revenue:

Transaction fees	$287,604	$247,108	16%

Interest income	192,734	265,778	(27)%
Interest expense	(142,276)	(211,741)	(33)%
Net fair value adjustments	(70,703)	(55,269)	28%
Net interest income and fair value adjustments	(20,245)	(1,232)	N/M
Investor fees	64,003	55,295	16%
Gain on sales of loans	29,038	24,551	18%
Net investor revenue (1)	72,796	78,614	(7)%

Other revenue	4,825	2,924	65%

Total net revenue	365,225	328,646	11%
Operating expenses: (2)
Sales and marketing	135,946	126,563	7%
Origination and servicing	53,204	48,238	10%
Engineering and product development	85,845	74,487	15%
Other general and administrative	121,200	109,892	10%
Goodwill impairment	—	35,633	(100)%
Class action settlement and regulatory litigation expense	—	25,762	(100)%
Total operating expenses	396,195	420,575	(6)%
Loss before income tax expense	(30,970)	(91,929)	(66)%
Income tax (benefit) expense	(438)	63	N/M
Consolidated net loss	$(30,532)	$(91,992)	(67)%
Less: Income attributable to noncontrolling interests	64	50	28%
LendingClub net loss	$(30,596)	$(92,042)	(67)%

N/M – Not meaningful
(1) See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.
(2) Includes stock-based compensation expense as follows:
	Six Months Ended June 30,
	2019	2018	Change (%)
Sales and marketing	$3,111	$3,883	(20)%
Origination and servicing	1,770	2,174	(19)%
Engineering and product development	10,706	10,743	—%
Other general and administrative	23,216	20,798	12%
Total stock-based compensation expense	$38,803	$37,598	3%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

	Three Months Ended			Change (%)
	June 30, 2019	March 31, 2019	June 30, 2018	Q2 2019 vs Q2 2018	Q2 2019 vs Q1 2019
Net revenue:

Transaction fees	$152,207	$135,397	$135,926	12%	12%

Interest income	92,562	100,172	127,760	(28)%	(8)%
Interest expense	(66,916)	(75,360)	(100,898)	(34)%	(11)%
Net fair value adjustments	(35,974)	(34,729)	(26,556)	35%	4%
Net interest income and fair value adjustments	(10,328)	(9,917)	306	N/M	4%
Investor fees	32,272	31,731	27,400	18%	2%
Gain on sales of loans	13,886	15,152	11,880	17%	(8)%
Net investor revenue	35,830	36,966	39,586	(9)%	(3)%

Other revenue	2,770	2,055	1,467	89%	35%

Total net revenue	$190,807	$174,418	$176,979	8%	9%

	Six Months Ended June 30,
	2019	2018	Change (%)
Net revenue:

Transaction fees	$287,604	$247,108	16%

Interest income	192,734	265,778	(27)%
Interest expense	(142,276)	(211,741)	(33)%
Net fair value adjustments	(70,703)	(55,269)	28%
Net interest income and fair value adjustments	(20,245)	(1,232)	N/M
Investor fees	64,003	55,295	16%
Gain on sales of loans	29,038	24,551	18%
Net investor revenue	72,796	78,614	(7)%

Other revenue	4,825	2,924	65%

Total net revenue	$365,225	$328,646	11%
N/M – Not meaningful

The analysis below is presented for the following periods: Second quarter of 2019 compared to the second quarter of 2018 (Quarter Over Quarter), second quarter of 2019 compared to the first quarter of 2019 (Sequential), and the first half of 2019 compared to the first half of 2018 (Six Months Over Six Months).

Our personal loan volume is generally lower in the first quarter of the year, primarily due to seasonality of borrower behavior. Additionally, in the fourth quarter of the year, we typically observe fluctuations in marketing effectiveness

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

and borrower behavior due to the holidays, also impacting origination volume. These seasonal trends contribute to fluctuations in our operating results and operating cash flow.

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform in facilitating the origination of loans by our issuing bank partners. The amount of these fees is based upon the terms of the loan, including grade, rate, term, channel and other factors. As of June 30, 2019, these fees ranged from 0% to 6% of the initial principal amount of a loan. With respect to all unsecured personal loans and auto loans for which WebBank acts as the issuing bank, we record transaction fee revenue net of program fees paid to WebBank.

Transaction fees were $152.2 million and $135.9 million for the second quarters of 2019 and 2018, respectively, an increase of 12%. The increase was primarily due to higher loan origination volume and an increase in the average transaction fees earned in our standard personal loans program. Loans facilitated through our lending marketplace increased to $3.1 billion for the second quarter of 2019 compared to $2.8 billion for the second quarter of 2018, an increase of 11%. The average transaction fee as a percentage of the initial principal balance of the loan was 4.9% for the second quarter of 2019 compared to 4.8% for the second quarter of 2018.

Transaction fees were $152.2 million and $135.4 million for the second and first quarters of 2019, respectively, an increase of 12%. The increase was primarily due to higher loan origination volume, partially offset by a decrease in the average transaction fees earned in our standard personal loans program. Loans facilitated through our lending marketplace to increased to $3.1 billion for the second quarter of 2019 compared to $2.7 billion in the first quarter of 2019, an increase of 15%. The average transaction fee as a percentage of the initial principal balance of the loan was 4.9% for the second quarter of 2019 compared to 5.0% for the first quarter of 2019.

Transaction fees were $287.6 million and $247.1 million for the first halves of 2019 and 2018, respectively, an increase of 16%. The increase was primarily due to higher loan origination volume and an increase in the average transaction fees earned in our standard personal loans program. Loans facilitated through our lending marketplace increased to $5.9 billion for the first half of 2019 compared to $5.1 billion for the first half of 2018, an increase of 14%. The average transaction fee as a percentage of the initial principal balance of the loan was 4.9% for the first half of 2019 compared to 4.8% for the first half of 2018.

In July 2019, we recognized approximately $7.5 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the second quarter of 2019. In July 2018, we recognized approximately $4.3 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the second quarter of 2018.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following tables provide additional detail related to net interest income and fair value adjustments for assets invested in by the Company, assets with equal and offsetting liabilities, and total interest income, interest expenses and net fair value adjustments:

	Three Months Ended			Change (%)
	June 30, 2019	March 31, 2019	June 30, 2018	Q2 2019 vs Q2 2018	Q2 2019 vs Q1 2019
Loans invested in by the Company, securities available for sale, cash and cash equivalents, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$28,229	$28,785	$28,956	(3)%	(2)%
Securities available for sale	3,475	3,096	1,802	93%	12%
Cash and cash equivalents	1,660	1,784	799	108%	(7)%
Total	33,364	33,665	31,557	6%	(1)%
Interest expense:
Credit facilities and securities sold under repurchase agreements	(6,366)	(6,279)	(3,828)	66%	1%
Securitization notes	(1,352)	(2,574)	(867)	56%	(47)%
Total	(7,718)	(8,853)	(4,695)	64%	(13)%
Net interest income	$25,646	$24,812	$26,862	(5)%	3%
Net fair value adjustments	(35,974)	(34,729)	(26,556)	35%	4%
Net interest income and fair value adjustments	$(10,328)	$(9,917)	$306	N/M	4%

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$59,198	$66,507	$96,203	(38)%	(11)%
Interest expense:
Notes, certificates and secured borrowings	(59,198)	(66,507)	(96,203)	(38)%	(11)%
Net interest income	$—	$—	$—	—%	—%

Total net interest income and fair value adjustments:
Interest income	$92,562	$100,172	$127,760	(28)%	(8)%
Interest expense	(66,916)	(75,360)	(100,898)	(34)%	(11)%
Net fair value adjustments	(35,974)	(34,729)	(26,556)	35%	4%
Net interest income and fair value adjustments	$(10,328)	$(9,917)	$306	N/M	4%
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30,
	2019	2018	Change (%)
Loans invested in by the Company, securities available for sale, cash and cash equivalents, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$57,014	$59,664	(4)%
Securities available for sale	6,571	3,027	117%
Cash and cash equivalents	3,444	1,548	122%
Total	67,029	64,239	4%
Interest expense:
Credit facilities and securities sold under repurchase agreements	(12,645)	(7,003)	81%
Securitization notes	(3,926)	(3,199)	23%
Total	(16,571)	(10,202)	62%
Net interest income	$50,458	$54,037	(7)%
Net fair value adjustments	(70,703)	(55,269)	28%
Net interest income and fair value adjustments	$(20,245)	$(1,232)	N/M

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$125,705	$201,539	(38)%
Interest expense:
Notes, certificates and secured borrowings	(125,705)	(201,539)	(38)%
Net interest income	$—	$—	—%

Total net interest income and fair value adjustments:
Interest income	$192,734	$265,778	(27%)
Interest expense	(142,276)	(211,741)	(33%)
Net fair value adjustments	(70,703)	(55,269)	28%
Net interest income and fair value adjustments	$(20,245)	$(1,232)	N/M
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following tables provide the outstanding average balances, which are key drivers of interest income and interest expense in the periods presented:

	Outstanding Average Balances for Three Months Ended			Change (%)
	June 30, 2019	March 31, 2019	June 30, 2018	Q2 2019 vs Q2 2018	Q2 2019 vs Q1 2019
Loans held for investment by the Company	$7,978	$5,627	$171,754	(95)%	42%
Loans held for sale by the Company	$637,768	$757,513	$499,940	28%	(16)%
Securities available for sale	$205,293	$184,998	$136,537	50%	11%
Credit facilities and securities sold under repurchase agreements	$365,488	$357,343	$239,808	52%	2%
Securitization notes	$113,805	$247,060	$137,013	(17)%	(54)%
Loans held for investment	$1,701,856	$1,906,205	$2,680,569	(37)%	(11)%
Notes, certificates and secured borrowings	$1,701,856	$1,914,675	$2,701,584	(37)%	(11)%

	Outstanding Average Balances for Six Months Ended June 30,
	2019	2018	Change (%)
Loans held for investment by the Company	$6,170	$252,311	(98)%
Loans held for sale by the Company	$713,750	$436,103	64%
Securities available for sale	$194,807	$127,808	52%
Credit facilities and securities sold under repurchase agreements	$375,352	$180,762	108%
Securitization notes	$172,884	$208,325	(17)%
Loans held for investment	$1,803,881	$2,835,287	(36)%
Notes, certificates and secured borrowings	$1,808,721	$2,858,562	(37)%

Interest income associated with loans invested in by the Company, securities available for sale, and cash and cash equivalents was $33.4 million and $31.6 million for the second quarters of 2019 and 2018, respectively, an increase of 6%. The increase was primarily due to an increase in the average outstanding balance of securities available for sale as a result of additional structured program transactions.

Interest income associated with loans invested in by the Company, securities available for sale, and cash and cash equivalents was $33.4 million and $33.7 million for the second and first quarters of 2019, respectively, a decrease of 1%. The decrease was primarily due to a decrease in the average outstanding balances of loans invested in by the Company.

Interest income associated with loans invested in by the Company, securities available for sale, and cash and cash equivalents was $67.0 million and $64.2 million for the first halves of 2019 and 2018, respectively, an increase of 4%. The increase was primarily due to an increase in the average outstanding balances of loans invested in by the Company and securities available for sale.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes was $7.7 million and $4.7 million for the second quarters of 2019 and 2018, respectively, an increase of 64%.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The increase was primarily due to an increase in the average outstanding balances of credit facilities and an increase in LIBOR (London Inter-bank Offered Rate).

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes was $7.7 million and $8.9 million for the second and first quarters of 2019, respectively, a decrease of 13%. The decrease was primarily due to a decrease in the average outstanding balances of securitization notes related to the deconsolidation of the securitization trust during the second quarter of 2019.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes was $16.6 million and $10.2 million for the first halves of 2019 and 2018, respectively, an increase of 62%. The increase was primarily due to an increase in the average outstanding balances of credit facilities and an increase in LIBOR, partially offset by a decrease in the average outstanding balances of securitization notes related to the deconsolidation of the securitization trust during the second quarter of 2019.

Net fair value adjustments were $(36.0) million and $(26.6) million for the second quarters of 2019 and 2018, respectively, an increase of 35%. The increase was primarily due to increases in investor required yields related to certain loans invested in by the Company to support structured program transactions and whole loan sales.

Net fair value adjustments were $(36.0) million and $(34.7) million for the second and first quarters of 2019, respectively, an increase of 4%. The increase was primarily due to investor required yields related to certain loans invested in by the Company to support structured program transactions and whole loan sales, partially offset by fair value expense related to the dissolution of certain private funds managed by LCAM.

Net fair value adjustments were $(70.7) million and $(55.3) million for the first halves of 2019 and 2018, respectively, an increase of 28%. The increase was primarily due to increases in the average outstanding balances and investor required yields related to certain loans invested in by the Company to support structured program transactions and whole loan sales as well as fair value expense related to the dissolution of certain private funds managed by LCAM.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $59.2 million and $96.2 million for the second quarters of 2019 and 2018, respectively, a decrease of 38%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings, due to a larger portion of loans originated being sold to whole loan investors and structured program transactions.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $59.2 million and $66.5 million for the second and first quarters of 2019, respectively, a decrease of 11%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings, due to a larger portion of loans originated being sold to whole loan investors and structured program transactions.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $125.7 million and $201.5 million for the first halves of 2019 and 2018, respectively, a decrease of 38%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings, due to a larger portion of loans originated being sold to whole loan investors and structured program transactions.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investor Fees

The table below illustrates the composition of investor fees and the outstanding principal balance of loans serviced, which is a key driver of investor fees, by the method in which the loans were financed for each period presented:

	Three Months Ended			Change (%)
	June 30, 2019	March 31, 2019	June 30, 2018	Q2 2019 vs Q2 2018	Q2 2019 vs Q1 2019
Investor Fees:
Whole loans sold	$25,898	$24,613	$19,458	33%	5%
Notes, certificates and secured borrowings	6,374	7,118	7,905	(19)%	(10)%
Funds and separately managed accounts (1)	—	—	37	(100)%	—%
Total	$32,272	$31,731	$27,400	18%	2%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions)(2):
Whole loans sold	$12,777	$11,761	$9,512	34%	9%
Notes, certificates and secured borrowings	1,605	1,805	2,538	(37)%	(11)%
Total excluding loans invested in by the Company	$14,382	$13,566	$12,050	19%	6%
Loans invested in by the Company	426	565	523	(19)%	(25)%
Total	$14,808	$14,131	$12,573	18%	5%

	Six Months Ended June 30,
	2019	2018	Change (%)
Investor Fees:
Whole loans sold	$50,511	$38,693	31%
Notes, certificates and secured borrowings	13,492	16,524	(18)%
Funds and separately managed accounts (1)	—	78	(100)%
Total	$64,003	$55,295	16%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions)(2):
Whole loans sold	$12,777	$9,512	34%
Notes, certificates and secured borrowings	1,605	2,538	(37)%
Total excluding loans invested in by the Company	$14,382	$12,050	19%
Loans invested in by the Company	426	523	(19)%
Total	$14,808	$12,573	18%

(1)
Funds are the private funds for which LendingClub Asset Management, LLC (LCAM), or its subsidiaries acted as general partner. In March 2019, we completed the dissolution of those funds. The Company does not expect to earn investor fees from private funds and separately managed accounts in the future.

(2)	As of the end of each respective period.

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

Investor fees – whole loans sold: Investor fee revenue related to the servicing of whole loans sold was $25.9 million and $19.5 million for the second quarters of 2019 and 2018, respectively, an increase of 33%. The increase was primarily due to a higher balance of whole loans serviced, an increase in weighted-average servicing rate, and increases in delinquent loan collections and charged-off loan sales, partially offset by the change in fair value of servicing rights.

Investor fee revenue related to the servicing of whole loans sold was $25.9 million and $24.6 million for the second and first quarters of 2019, respectively, an increase of 5%. The increase was primarily due to a higher balance of whole loans serviced and an increase in charged-off loan sales, partially offset by the change in fair value of servicing rights and a decrease in delinquent loan collections.

Investor fee revenue related to the servicing of whole loans sold was $50.5 million and $38.7 million for the first halves of 2019 and 2018, respectively, an increase of 31%. The increase was primarily due to a higher balance of whole loans serviced, an increase in weighted-average servicing rate, and increases in delinquent loan collections and charged-off loan sales, partially offset by the change in fair value of servicing rights.

Investor fees – notes, certificates and secured borrowings: Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $6.4 million and $7.9 million for the second quarters of 2019 and 2018, respectively, a decrease of 19%. The decrease was primarily due to a lower principal balance of loans serviced and a decrease in charged-off loan sales.

Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $6.4 million and $7.1 million for the second and first quarters of 2019, respectively a decrease of 10%. The decrease was primarily due to a lower principal balance of loans serviced and a decrease in delinquent loan collections, partially offset by an increase in charged-off loan sales.

Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $13.5 million and $16.5 million for the first halves of 2019 and 2018, respectively, a decrease of 18%. The decrease was primarily due to a lower principal balance of loans serviced and charged-off loan sales, partially offset by an increase in delinquent loan collections.

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

Gain on sales of loans was $13.9 million and $11.9 million for the second quarters of 2019 and 2018, respectively, an increase of 17%. The increase was primarily due to increases in the weighted-average contractual loan servicing fee that resulted in higher gains on sales of loans, partially offset by decreases in the volume of loans sold and higher transaction costs associated with additional structured program transactions in the second quarter of 2019.

Gain on sales of loans was $13.9 million and $15.2 million for the second and first quarters of 2019, respectively, a decrease of 8%. The decrease was primarily due to higher transaction costs associated with additional structured program transactions in the second quarter of 2019.

Gain on sales of loans was $29.0 million and $24.6 million for the first halves of 2019 and 2018, respectively, an increase of 18%. The increase was primarily due to increases in the weighted-average contractual loan servicing fee that resulted in higher gains on sales of loans, partially offset by decreases in the volume of loans sold and higher transaction costs associated with structured program transactions in the first half of 2019.

Other Revenue

Other revenue primarily consists of sublease revenue from our sublet office space in San Francisco, California, and referral revenue that relates to fees earned from third-party companies when customers referred by us complete specified actions with such third-party companies. The tables below illustrate the composition of other revenue for each period presented:

	Three Months Ended			Change (%)
	June 30, 2019	March 31, 2019	June 30, 2018	Q2 2019 vs Q2 2018	Q2 2019 vs Q1 2019
Sublease revenue	$1,016	$1,007	$78	N/M	1%
Referral revenue	1,328	695	914	45%	91%
Other (1)	426	353	475	(10)%	21%
Other revenue	$2,770	$2,055	$1,467	89%	35%

			Six Months Ended June 30,
			2019	2018	Change (%)
Sublease revenue			$2,023	$155	N/M
Referral fee revenue			2,023	1,750	16%
Other (1)			779	1,019	(24)%
Other revenue			$4,825	$2,924	65%
N/M – Not meaningful

(1)
Beginning in the first quarter of 2019, the Company separately reported “Sublease revenue” from “Other” in the tables above. Prior period amounts have been reclassified to conform to the current period presentation.

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

	Three Months Ended			Change (%)
	June 30, 2019	March 31, 2019	June 30, 2018	Q2 2019 vs Q2 2018	Q2 2019 vs Q1 2019
Sales and marketing	$69,323	$66,623	$69,046	—%	4%
Origination and servicing	24,931	28,273	25,593	(3)%	(12)%
Engineering and product development	43,299	42,546	37,650	15%	2%
Other general and administrative	64,324	56,876	57,583	12%	13%
Goodwill impairment	—	—	35,633	(100)%	—%
Class action and regulatory litigation expense	—	—	12,262	(100)%	—%
Total operating expenses	$201,877	$194,318	$237,767	(15)%	4%

			Six Months Ended June 30,
			2019	2018	Change (%)
Sales and marketing			$135,946	$126,563	7%
Origination and servicing			53,204	48,238	10%
Engineering and product development			85,845	74,487	15%
Other general and administrative			121,200	109,892	10%
Goodwill impairment			—	35,633	(100)%
Class action and regulatory litigation expense			—	25,762	(100)%
Total operating expenses			$396,195	$420,575	(6)%

Sales and marketing: Sales and marketing expense was $69.3 million and $69.0 million for the second quarters of 2019 and 2018, respectively. The increase was primarily due to increases in cost structure simplification expense

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

resulting from establishing a site in the Salt Lake City area and variable marketing expenses based on higher loan origination volume. Outsourced service provider expense increased from the second quarter of 2018, which was offset by a decrease in personnel-related expenses for full-time employees. Sales and marketing expense as a percent of loan originations decreased to 2.2% in the second quarter of 2019 from 2.4% in the second quarter of 2018 as a result of the Company’s cost structure simplification efforts as well as improvements in customer acquisition targeting models and improved throughput.

Sales and marketing expense was $69.3 million and $66.6 million for the second and first quarters of 2019, respectively, an increase of 4%. The increase was primarily due to an increase in variable marketing expenses based on higher loan origination volume, partially offset by a decrease in personnel-related expenses for full-time employees. Sales and marketing expense as a percent of loan originations decreased to 2.2% in the second quarter of 2019 from 2.4% in the first quarter of 2019 as a result of the Company’s cost structure simplification efforts.

Sales and marketing expense was $135.9 million and $126.6 million for the first halves of 2019 and 2018, respectively, an increase of 7%. The increase was primarily due to increases in cost structure simplification expense resulting from establishing a site in the Salt Lake City area and variable marketing expenses based on higher loan origination volume. Outsourced service provider expense increased from the first half of 2018, which was offset by a decrease in personnel-related expenses for full-time employees. Sales and marketing expense as a percent of loan originations decreased to 2.3% in the first half of 2019 from 2.5% in the first half of 2018 as a result of the Company’s cost structure simplification efforts as well as improvements in customer acquisition targeting models and improved throughput.

Origination and servicing: Origination and servicing expense was $24.9 million and $25.6 million for the second quarters of 2019 and 2018, respectively, a decrease of 3%. The decrease was primarily due to a decrease in personnel-related expenses for full-time employees and a decrease in loan processing and servicing costs, partially offset by an increase in outsourced service provider expense.

Origination and servicing expense was $24.9 million and $28.3 million for the second and first quarters of 2019, respectively, a decrease of 12%. The decrease was primarily due to a decrease in cost structure simplification expense resulting from establishing a site in the Salt Lake City area and a decrease in loan processing and servicing costs. Additionally, personnel-related expenses for full-time employees decreased, which was partially offset by an increase in outsourced service provider expense from the first quarter of 2019.

Origination and servicing expense was $53.2 million and $48.2 million for the first halves of 2019 and 2018, respectively, an increase of 10%. The increase was primarily due to an increase in cost structure simplification expense resulting from establishing a site in the Salt Lake City area and an increase in loan processing and servicing costs. Outsourced service provider expense increased from the first half of 2018, which was partially offset by a decrease in personnel-related expenses for full-time employees.

Engineering and product development: Engineering and product development expense was $43.3 million and $37.7 million for the second quarters of 2019 and 2018, respectively, an increase of 15%. The increase was primarily driven by continued investment in technology and platform improvements that are focused on enhancing our credit decisioning capabilities, loan servicing, internal testing environment and cloud infrastructure, which included increases in outsourced service provider expense, depreciation and impairment expense and equipment and software expense.

We capitalized $9.0 million and $12.5 million in software development costs for the second quarters of 2019 and 2018, respectively.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Engineering and product development expense was $43.3 million and $42.5 million for the second and first quarters of 2019, respectively, an increase of 2%. The increase was primarily due to increases in personnel-related expenses for full-time employees and contractors and equipment and software expense, partially offset by a decrease in depreciation and impairment expense.

We capitalized $9.0 million and 10.7 million in software development costs for the second and first quarters of 2019, respectively.

Engineering and product development expense was $85.8 million and $74.5 million for the first halves of 2019 and 2018, respectively, an increase of 15%. The increase was primarily driven by continued investment in technology and platform improvements that are focused on enhancing our credit decisioning capabilities, internal testing environment and cloud infrastructure, which included increases in depreciation and impairment expense and equipment and software expense. Outsourced service provider expense increased from the first half of 2018, partially offset by a decrease in personnel-related expenses for full-time employees and contractors.

We capitalized $19.7 million and $25.3 million in software development costs for the first halves of 2019 and 2018, respectively.

Other general and administrative expense: Other general and administrative expense was $64.3 million and $57.6 million for the second quarters of 2019 and 2018, respectively, an increase of 12%. The increase was primarily due to an expense related to the termination of a legacy contract and increases in personnel-related expenses for full-time employees and contractors and cost structure simplification expense associated with establishing a site in the Salt Lake City area. These increases were partially offset by a gain on the sale of the Company’s small business operating segment in the second quarter of 2019.

Other general and administrative expense was $64.3 million and $56.9 million for the second and first quarters of 2019, respectively, an increase of 13%. The increase was primarily due to an expense related to the termination of a legacy contract and an increase in personnel-related expenses for full-time employees, partially offset by a gain on the sale of the Company’s small business operating segment in the second quarter of 2019.

Other general and administrative expense was $121.2 million and $109.9 million for the first halves of 2019 and 2018, respectively, an increase of 10%. The increase was primarily due to an increase in personnel-related expenses for full-time employees and contractors, an expense related to the termination of a legacy contract and an increase in facilities and cost structure simplification expense associated with establishing a site in the Salt Lake City area, partially offset by a gain on the sale of the Company’s small business operating segment in the second quarter of 2019.

Goodwill Impairment

We had one reporting unit for goodwill impairment testing purposes, the patient and education finance reporting unit (PEF). We performed a quantitative annual test for impairment on April 1, 2018 and recorded a goodwill impairment expense of $35.6 million in the second quarter of 2018, resulting in full impairment of the remaining goodwill. See “ Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 11. Intangible Assets and Goodwill” for further discussion.

Class Action and Regulatory Litigation Expense

Class action and regulatory litigation expense for the second quarter and first half of 2018 was $12.3 million and $25.8 million, respectively, which is included in “Class action and regulatory litigation expense” on the Company’s Condensed Consolidated Statements of Operations. This expense was related to significant governmental and

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

regulatory investigations following the internal board review described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Board Review” contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (Board Review). There was no class action and regulatory litigation expense related to legacy issues for the second quarter and first half of 2019.

Income Taxes

For the second quarter and first half of 2019, the Company recorded an income tax benefit of $438 thousand. For the second quarter and first half of 2018, the Company recorded income tax expense of $24 thousand and $63 thousand, respectively. The income tax benefit in the second quarter and first half of 2019 is comprised of the tax effects of unrealized gains credited to other comprehensive income associated with the Company's available for sale portfolio.

We continued to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

Non-GAAP Financial Measures and Supplemental Financial Information

We use certain non-GAAP financial measures in evaluating our operating results. We believe that Contribution, Contribution Margin, Adjusted Net Income (Loss), Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Earnings (Loss) Per Share (Adjusted EPS) and Net Cash and Other Financial Assets help identify trends in our core business results and allow for greater transparency with respect to key metrics used by our management in its decision making.

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

Contribution and Contribution Margin

Contribution is a non-GAAP financial measure that is calculated as net revenue less “Sales and marketing” and “Origination and servicing” expenses on the Company’s Condensed Consolidated Statements of Operations, adjusted to exclude cost structure simplification and non-cash stock-based compensation expenses within these captions and income or loss attributable to noncontrolling interests. These costs represent the costs that are most directly related to generating such revenue. The adjustment for cost structure simplification expense relates to a review of our cost structure and a number of expense initiatives underway, including the establishment of a site in the Salt Lake City area. The expense includes incremental and excess personnel-related expenses associated with

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

establishing our Salt Lake City area site and external advisory fees. Contribution Margin is a non-GAAP financial measure calculated by dividing Contribution by total net revenue.

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

The following table shows the calculation of Contribution and Contribution Margin:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total net revenue	$190,807	$174,418	$176,979	$365,225	$328,646
Sales and marketing expense	69,323	66,623	69,046	135,946	126,563
Origination and servicing expense	24,931	28,273	25,593	53,204	48,238
Total direct expenses	94,254	94,896	94,639	189,150	174,801
Cost structure simplification expense (1)	646	3,706	—	4,352	—
Stock-based compensation (2)	2,386	2,495	3,125	4,881	6,057
Income attributable to noncontrolling interests	(29)	(35)	(49)	(64)	(50)
Contribution	$99,556	$85,688	$85,416	$185,244	$159,852
Contribution margin	52.2%	49.1%	48.3%	50.7%	48.6%

(1)
Contribution excludes the portion of personnel-related expense associated with establishing a site in the Salt Lake City area that is included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)	Contribution excludes stock-based compensation expense included in the “Sales and marketing” and “Origination and servicing” expense categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of LendingClub net loss to Contribution for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
LendingClub net loss	$(10,661)	$(19,935)	$(60,861)	$(30,596)	$(92,042)
Engineering and product development expense	43,299	42,546	37,650	85,845	74,487
Other general and administrative expense	64,324	56,876	57,583	121,200	109,892
Cost structure simplification expense (1)	646	3,706	—	4,352	—
Goodwill impairment expense	—	—	35,633	—	35,633
Class action and regulatory litigation expense	—	—	12,262	—	25,762
Stock-based compensation expense (2)	2,386	2,495	3,125	4,881	6,057
Income tax (benefit) expense	(438)	—	24	(438)	63
Contribution	$99,556	$85,688	$85,416	$185,244	$159,852
Total net revenue	$190,807	$174,418	$176,979	$365,225	$328,646
Contribution margin	52.2%	49.1%	48.3%	50.7%	48.6%

(1)
Contribution excludes the portion of personnel-related expense associated with establishing a site in the Salt Lake City area that is included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)	Contribution excludes stock-based compensation expense included in the “Sales and marketing” and “Origination and servicing” expense categories.

Adjusted Net Income (Loss), Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EPS

Adjusted Net Income (Loss) is a non-GAAP financial measure defined as net income (loss) attributable to LendingClub adjusted to exclude certain items that are either non-recurring, do not contribute directly to management's evaluation of its operating results, or non-cash items, such as (1) expenses related to our cost structure simplification as discussed above, (2) goodwill impairment, (3) legal, regulatory and other expense related to legacy issues, and (4) other items (including certain non-legacy litigation and/or regulatory settlement expenses and gains on disposal of assets), net of tax. In the second quarter of 2019, we added an adjustment to Adjusted Net Income (Loss) and Adjusted EBITDA for other items to adjust for expenses or gains that are not part of our core operating results. We believe Adjusted Net Income (Loss) is an important measure because it directly reflects the financial performance of our business operations.

Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) attributable to LendingClub adjusted to exclude certain items that are either non-recurring, do not contribute directly to management's evaluation of its operating results, or non-cash items, such as (1) cost structure simplification expense, (2) goodwill impairment, (3) legal, regulatory and other expense related to legacy issues, (4) other items, (5) depreciation, impairment and amortization expense, (6) stock-based compensation expense, (7) income tax expense (benefit), and (8) acquisition related expenses. Adjusted EBITDA Margin is a non-GAAP financial measure calculated by dividing Adjusted EBITDA by total net revenue.

We believe that Adjusted EBITDA is an important measure of operating performance because it allows management, investors and our board to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing expenses related to our cost structure simplification, legacy issues that result in elevated legal and other costs, other items (including certain non-legacy litigation and/or regulatory settlement expenses and gains on disposal of assets), the impact of depreciation,

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

impairment and amortization in our asset base, stock-based compensation, income tax effects, and other non-operating expenses. Legacy items are generally those expenses that arose from the decisions of legacy management prior to the board review initiated in 2016 and resulted in the resignation of our former CEO, including legal and other costs associated with ongoing regulatory and government investigations, indemnification obligations, litigation, and termination of certain legacy contracts. Additionally, we utilize Adjusted EBITDA as an input into the Company’s calculation of the annual bonus plan.

Adjusted EPS is a non-GAAP financial measure calculated by dividing Adjusted Net Income (Loss) by the weighted-average diluted common shares outstanding. We believe Adjusted EPS is an important measure because it directly reflects the financial performance of our business operations.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of LendingClub net loss to Adjusted Net Income (Loss) and Adjusted EBITDA and a calculation of Adjusted EPS for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
LendingClub net loss	$(10,661)	$(19,935)	$(60,861)	$(30,596)	$(92,042)
Cost structure simplification expense (1)	1,934	4,272	—	6,206	—
Goodwill impairment	—	—	35,633	—	35,633
Legal, regulatory and other expense related to legacy issues (2)	6,791	4,145	18,501	10,936	35,474
Other items (3)	704	—	—	704	—
Adjusted net loss	(1,232)	(11,518)	(6,727)	(12,750)	(20,935)
Depreciation and impairment expense:
Engineering and product development	11,838	13,373	10,197	25,211	19,444
Other general and administrative	1,596	1,542	1,420	3,138	2,839
Amortization of intangible assets	866	940	959	1,806	1,994
Stock-based compensation expense	20,551	18,252	19,797	38,803	37,598
Income tax (benefit) expense	(438)	—	24	(438)	63
Adjusted EBITDA	$33,181	$22,589	$25,670	$55,770	$41,003
Total net revenue	$190,807	$174,418	$176,979	$365,225	$328,646
Adjusted EBITDA margin	17.4%	13.0%	14.5%	15.3%	12.5%

Weighted-average common shares – diluted (4)	86,719,049	86,108,871	84,238,897	86,429,892	83,950,978
Weighted-average other dilutive equity awards	—	—	—	—	—
Non-GAAP diluted shares (4)	86,719,049	86,108,871	84,238,897	86,429,892	83,950,978

Adjusted EPS – diluted (4)	$(0.01)	$(0.13)	$(0.08)	$(0.15)	$(0.25)

(1)
Includes personnel-related expenses associated with establishing a site in the Salt Lake City area which are included in “Sales and marketing,” “Origination and servicing,” “Engineering and product development” and “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations. In the fourth quarter of 2018 and first quarter of 2019, also includes external advisory fees which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

(2)
For the second quarter and first half of 2019, includes expense related to the termination of a legacy contract and legacy legal expenses, which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations. The first quarter, second quarter and first half of 2019 also includes expense related to the dissolution of certain private funds managed by LCAM, which is included in “Net fair value adjustments” on the Company’s Condensed Consolidated Statements of Operations. The first quarter of 2019 also includes legacy legal expenses. The second quarter and first half of 2018 includes class action and regulatory litigation expense related to legacy issues of $12.3 million and $25.8 million, respectively, which is included in “Class action and regulatory litigation expense” on the Company’s Condensed Consolidated Statements of Operations. The second quarter and first half of 2018 also includes legacy legal expenses of $6.2 million and $9.7 million, respectively, which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations.

(3)
Includes expenses related to certain non-legacy litigation and regulatory matters, partially offset by a gain on the sale of our small business operating segment, which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations.

(4)	All share and per share information has been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Supplemental Financial Information

The following table is provided to delineate between the assets and liabilities belonging to our member payment dependent self-directed retail program (Retail Program) note holders and certain VIEs that we are required to consolidate in accordance with GAAP. Such assets are not legally ours and the associated liabilities are payable only from the cash flows generated by those assets (i.e. Pass-throughs). As such, these debt holders do not have a secured interest in any other assets of LendingClub. We believe this is a useful measure because it illustrates the overall financial stability and operating leverage of the Company.

	June 30, 2019				December 31, 2018
	Retail Program (1)	Consolidated VIEs (2)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet	Retail Program (1)	Consolidated VIEs (2)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet
Assets
Cash and cash equivalents	$—	$—	$334,713	$334,713	$—	$—	$372,974	$372,974
Restricted cash	—	—	166,034	166,034	15,551	17,660	237,873	271,084
Securities available for sale	—	—	220,449	220,449	—	—	170,469	170,469
Loans held for investment at fair value	1,071,128	441,856	—	1,512,984	1,241,157	642,094	—	1,883,251
Loans held for investment by the Company at fair value	—	—	5,027	5,027	—	—	2,583	2,583
Loans held for sale by the Company at fair value	—	—	435,083	435,083	—	245,345	594,676	840,021
Accrued interest receivable	8,545	4,281	4,719	17,545	8,914	7,242	6,099	22,255
Property, equipment and software, net	—	—	119,553	119,553	—	—	113,875	113,875
Intangible assets, net	—	—	16,242	16,242	—	—	18,048	18,048
Other assets	—	—	239,276	239,276	—	530	124,437	124,967
Total assets	$1,079,673	$446,137	$1,541,096	$3,066,906	$1,265,622	$912,871	$1,641,034	$3,819,527
Liabilities and Equity
Accounts payable	$—	$—	$8,677	$8,677	$—	$—	$7,104	$7,104
Accrued interest payable	8,545	4,281	1,735	14,561	11,484	7,594	163	19,241
Accrued expenses and other liabilities	—	—	262,844	262,844	—	15	152,103	152,118
Payable to investors	—	—	64,126	64,126	—	—	149,052	149,052
Notes, certificates and secured borrowings at fair value	1,071,128	441,856	4,967	1,517,951	1,254,138	648,908	2,829	1,905,875
Payable to securitization note holders	—	—	—	—	—	256,354	—	256,354
Credit facilities and securities sold under repurchase agreements	—	—	324,426	324,426	—	—	458,802	458,802
Total liabilities	1,079,673	446,137	666,775	2,192,585	1,265,622	912,871	770,053	2,948,546
Total equity	—	—	874,321	874,321	—	—	870,981	870,981
Total liabilities and equity	$1,079,673	$446,137	$1,541,096	$3,066,906	$1,265,622	$912,871	$1,641,034	$3,819,527
(1)    Represents loans held for investment at fair value that are funded directly by our Retail Program notes. The liabilities are only payable from the cash flows generated by the associated assets. We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that are funded by our Retail Program

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. We do not retain any economic interests from our Retail Program. Interest expense on Retail Program notes of $80.8 million was equally matched and offset by interest income from the related loans of $80.8 million for the first half of 2019, resulting in no net effect on our Net interest income and fair value adjustments.
(2)    Represents assets and equal and offsetting liabilities of certain VIEs that we are required to consolidate in accordance with GAAP, but which are not legally ours. The liabilities are only payable from the cash flows generated by the associated assets. The creditors of the VIEs have no recourse to the general credit of the Company. This includes LC Trust (which issues certificates backed by loans held by the trust) and any consolidated securitization trusts. Interest expense on these liabilities owned by third-parties of $47.5 million and net fair value adjustments of $7.7 million for the first half of 2019 were equally matched and offset by interest income on the loans of $55.2 million, resulting in no net effect on our Net interest income and fair value adjustments. Economic interests held by LendingClub, including retained interests, residuals and equity of the VIEs, are reflected in “Loans held for sale by the Company at fair value” and “Restricted cash,” respectively, within the “All Other LendingClub” column.
(3)    Represents all other assets and liabilities of LendingClub, other than those related to our Retail Program and certain consolidated VIEs, but includes any retained interests, residuals and equity of those consolidated VIEs.

Net Cash and Other Financial Assets

The following table provides additional detail related to components of our net cash and other financial assets:

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Cash and loans held for investment by the Company
Cash and cash equivalents	$334,713	$402,311	$372,974	$348,018	$434,179
Loans held for investment by the Company at fair value	5,027	8,757	2,583	12,198	9,621
Total	339,740	411,068	375,557	360,216	443,800

Other financial assets partially secured by credit facilities
Securities available for sale	220,449	197,509	170,469	165,442	149,804
Loans held for sale by the Company at fair value	435,083	552,166	840,021	459,283	515,307
Payable to securitization note holders	—	(233,269)	(256,354)	—	—
Credit facilities and securities sold under repurchase agreements	(324,426)	(263,863)	(458,802)	(305,336)	(349,232)
Total	$331,106	$252,543	$295,334	$319,389	$315,879

Net cash and other financial assets (1)	$670,846	$663,611	$670,891	$679,605	$759,679

(1)	Comparable GAAP measure cannot be provided as not practicable.

Investments in Quarterly Originations by Investment Channel and Investor Concentration

Our investment channels consist of (1) banks, which are deposit taking institutions or their affiliates, (2) other institutional investors, which include asset managers, insurance companies, hedge funds and other large non-bank investors, (3) managed accounts, which include dedicated third-party funds, (4) LendingClub inventory, which include loan originations purchased by the Company during the period and not yet sold as of the period end, and (5) self-directed retail investors.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table shows the percentage of loan origination volume issued in the period and purchased or pending purchase by each investment channel as of the end of each period presented:

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Investor Type:
Banks	45%	49%	41%	38%	40%
Other institutional investors	21%	18%	19%	19%	16%
Managed accounts	16%	17%	16%	21%	19%
LendingClub inventory (1)	13%	10%	18%	15%	18%
Self-directed retail investors	5%	6%	6%	7%	7%
Total	100%	100%	100%	100%	100%

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

The following table provides the percentage of loans invested in by the ten largest external investors and by the largest single investor during each of the previous five quarters (by dollars invested):

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Percentage of loans invested in by ten largest investors	62%	65%	58%	56%	53%
Percentage of loans invested in by largest single investor	33%	36%	29%	22%	16%

The composition of the top ten investors may vary from period to period. The increase in the percentage of loans invested in by a single investor since the second quarter of 2018 was primarily due to an increase in the volume and mix of lower credit risk grade A and B loans facilitated on our marketplace, which are a preferred investment by banks, including our largest investor.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The charts provided below display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through June 30, 2019, by booking year, for all grades and 36 or 60 month terms of standard program loans for each of the years shown. These charts display lifetime cumulative net charge-off rates using months on book for each annual vintage presented. Each annual vintage’s lifetime cumulative net charge-offs vary based on the maturity of each loan’s month on book. For the second quarter of 2019, standard program loans accounted for 69% of all loan origination volume.

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
Y2019

Loan Portfolio Information and Credit Metrics

Fair Value and Delinquencies

For loans held for investment that are backed by notes, certificates and secured borrowings on our Condensed Consolidated Balance Sheets, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	June 30, 2019			December 31, 2018
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)
Personal loans – standard program	$1,595.9	94.1%	3.0%	$1,994.1	93.5%	3.5%
Personal loans – custom program	9.4	93.6	5.9	19.2	92.8	7.1
Other loans (1)	—	—	—	0.1	96.0	10.6
Total	$1,605.3	94.3%	3.0%	$2,013.4	93.5%	3.5%

(1)	Components of other loans are less than 10% of the outstanding principal balance presented individually.

(2)	Expressed as a percent of outstanding principal balance.

Increases in the fair value of loans as a percent of outstanding principal balance from December 31, 2018 to June 30, 2019 were primarily due to a shift in the mix of personal loan origination volume toward lower risk grades.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

For loans invested in directly by the Company for which there were no associated notes, certificate or secured borrowings, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	June 30, 2019			December 31, 2018
(in millions, except percentages)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)
Personal loans – standard program	$307.4	94.1%	1.4%	$706.1	96.5%	0.7%
Personal loans – custom program	67.6	98.4	0.7	89.4	98.5	0.7
Other loans (1)	89.3	94.3	3.0	77.7	93.9	0.2
Total	$464.3	94.8%	1.6%	$873.2	96.5%	0.7%

(1)	Components of other loans are less than 10% of the total outstanding principal balance if presented individually.

(2)	Includes both loans held for investment and loans held for sale.

(3)	Expressed as a percent of outstanding principal balance.

Declines in the fair value of loans invested in by the Company as a percent of outstanding principal balance from December 31, 2018 to June 30, 2019 were primarily due to increases in yields required by investors to purchase certain loans which resulted in discounts reducing the fair value of those loans.

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

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last five quarters are as follows:

Total Platform (1)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Personal Loans – Standard Program:
Annualized net charge-off rate	6.4%	7.0%	7.0%	6.2%	7.2%
Weighted-average age in months	12.3	12.4	12.3	12.3	12.5

Personal Loans – Custom Program:
Annualized net charge-off rate	10.8%	12.8%	12.4%	11.0%	13.7%
Weighted-average age in months	9.9	9.7	9.5	9.6	10.2

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The decrease in annualized net charge-off rates in the second quarter of 2019 compared to the second quarter of 2018 for the total platform primarily reflects the effect of an increase in average outstanding loan balances in the standard program and an increase in average outstanding loan balances offset by an increase in actual net charge-offs for the custom personal loan program. The decrease in annualized net charge-off rates in the second quarter of 2019 compared to the first quarter of 2019 for the standard and custom personal loan programs is primarily due to a decrease in actual net charge-offs and an increase in average outstanding loan balances.

The annualized net charge-off rates for personal loans for both standard and custom programs for loans retained on our Condensed Consolidated Balance Sheets for the last five quarters are as follows:

Loans Retained on Balance Sheet (1)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Personal Loans – Standard Program:
Annualized net charge-off rate	7.1%	8.2%	9.0%	7.9%	8.9%
Weighted-average age in months	15.9	15.5	14.3	15.7	15.6

Personal Loans – Custom Program:
Annualized net charge-off rate	1.6%	4.9%	5.9%	2.7%	10.3%
Weighted-average age in months	6.4	13.4	6.9	9.2	6.6

(1)
Loans retained on balance sheet include loans invested in by the Company as well as loans held for investment that are funded directly by member payment dependent notes related to our Retail Program and certificates.

The decrease in annualized net charge-off rates for the standard personal loan program in the second quarter of 2019 compared to both the second quarter of 2018 and first quarter of 2019 for the loans retained on our Condensed Consolidated Balance Sheets reflects the effect of lower outstanding loan balances and a decrease in actual net charge-offs.

The annualized net charge-off rates and weighted-average age in months for custom program loans retained on our Condensed Consolidated Balance Sheets reflect the change in outstanding principal balance period-over-period based on purchase and sale activity of recently issued near-prime loans.

The annualized net charge-off rates for standard program loans are higher for loans retained on our Condensed Consolidated Balance Sheets compared to loans reflected at the total platform level for each quarter because of, among other reasons, a difference in grade distribution for the two portfolios. The proportion of grade A and B loans is 40% of the retained loan portfolio compared to 53% for the total platform level as of June 30, 2019. This difference in loan grade distribution results in higher net charge-off rates for the loans on the Condensed Consolidated Balance Sheets compared to the total platform, as grade A and B loans have lower expected and actual credit losses.

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

Board Review

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

Third-party Litigation

In addition, there has been (and may continue to be) an increase in inquiries, regulatory proceedings, including exams by state regulators, and litigation challenging, among other things, licensing requirements, the application of state usury rates and lending arrangements where a bank or other third party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination or servicing of a loan.

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

As another example, in June 2019, certain Capital One and Chase credit card holders filed putative class actions in U.S. District Court in New York against certain non-bank Capital One and Chase special purpose entities and trusts, and the trustees thereof, that purchased and/or played a role in facilitating the securitization of Capital One and Chase credit card receivables. The plaintiffs allege that the preemption of New York usury laws by the National Bank Act (NBA) ceased once the credit card receivables were purchased and securitized by or via the non-bank defendants and therefore any interest being charged on the securitized receivables in excess of New York’s usury

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

limits violates New York law. The plaintiffs seek to recoup the allegedly excessive interest payments and an order requiring the defendants to cease their allegedly wrongful conduct, among other relief. The plaintiffs in these lawsuits aim to leverage the Second Circuit’s decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the NBA and held that a non-bank debt collector that purchased a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury.

Although we believe that our program is factually distinguishable from the Madden case, an extension of the application of the Second Circuit's decision, either within or outside the states in the Second Circuit, could challenge the federal preemption of state laws setting interest rate limitations for loans made by issuing bank partners in those states.

State Inquiries

The Company has had discussions with the Colorado Department of Law (CDL) concerning the licenses required for the Company’s servicing operations and the structure of its offerings in the State of Colorado. While we believe that our program with WebBank has been structured in accordance with governing federal law, the Administrator has identified alleged “exceptions” to our compliance with provisions of the Colorado Uniform Consumer Credit Code, including with respect to permitted rates and charges. We believe that our model differs in important respects from Avant’s business model as alleged in the litigation involving Avant in Colorado. We are also in discussions with the CDL about entering into a terminable agreement with the CDL to, among other things: (i) toll the statutes of limitations on any action the CDL might bring against the Company based on the rates and charges on loans the Company facilitates and (ii) refrain from facilitating certain loans to borrowers located in Colorado available for investment by certain investors. No assurance can be given as to the timing or outcome of the CDL inquiry or any other related matters.

We are routinely subject to examination for compliance with applicable laws and regulations in the states in which we are licensed. As of the date of this Report, we are subject to examination by the New York Department of Financial Services (NYDFS). In July 2018, the NYDFS issued an Online Lending Report (Lending Report). The Lending Report included, among other things, an analysis of the online lenders operating in New York including their methods of operations, lending practices, interest rates and costs, products offered and complaints and investigations relating to online lenders. The Lending Report also included information and recommendations regarding protecting New York’s markets and consumers. For example, although the Lending Report noted that the rapid growth of online lending demonstrates there is value to new technologies that allow financial institutions to connect with borrowers in new ways, it noted that in many cases an online lender is the “true lender” and that lending in New York, whether through banks, credit unions or online lenders, should be subject to applicable usury limits. We periodically have discussions with various regulatory agencies regarding our business model and have recently engaged in similar discussions with the NYDFS. During the course of such discussions, which remain ongoing, we decided to voluntarily comply with certain rules and regulations of the NYDFS.

Consequences

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Liquidity and Capital Resources

Liquidity

Our short-term liquidity needs generally relate to our working capital requirements, including the purchase of loans invested in by the Company. These liquidity needs are generally met through cash generated from the operations of facilitating loan originations, servicing fee revenue, proceeds from the sales of loans (both as whole loan sales and through structured program transactions) and draws on our credit facilities.

Given the member payment dependent structure of the notes, certificates and secured borrowings, principal and interest payments on notes, certificates and secured borrowings are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity. During the first half of 2019 we purchased $1.5 billion in loans which were contemporaneously funded by whole loan sales and by the issuance of notes and certificates. We may use our own capital and available credit facilities to purchase loans for future structured program transactions, whole loan sales and if we experience a reduction in available investor capital to fund loans on our marketplace. During the first half of 2019, we used our own capital to purchase $2.0 billion in loans and sold $2.3 billion in loans, of which $1.9 billion was contributed to structured program transactions and $0.4 billion was sold to whole loan investors. As of June 30, 2019, the fair value of loans invested in by the Company was $440.1 million, of which $292.8 million were pledged as collateral under our credit facilities.

We may use our cash, cash equivalents and securities available for sale as additional sources of liquidity. Cash, cash equivalents and securities available for sale were $555.2 million (which included $53.0 million of securities pledged as collateral) and $543.4 million (which included $53.6 million of securities pledged as collateral) as of June 30, 2019 and December 31, 2018, respectively. Our cash and cash equivalents are primarily held in institutional money market funds, interest-bearing deposit accounts at investment grade financial institutions, certificates of deposit, and commercial paper. Our securities available for sale consist of asset-backed securities related to structured program transactions, corporate debt securities, asset-backed securities, commercial paper, certificates of deposit and other securities. Changes in the balance of cash and cash equivalents are generally a result of timing related to working capital requirements, purchase or sale of loans and securities available for sale, changes in debt outstanding under our credit facilities, and changes in restricted cash and other investments. Changes in the balance of securities available for sale are generally a result of activity related to our structured program transactions. Future cash requirements include certain contingent liabilities, including litigations and ongoing regulatory and government investigations primarily related to outstanding legacy issues. As of June 30, 2019 and December 31, 2018, we had $14.5 million and 12.8 million in accrued contingent liabilities, respectively, but actual cash payments may vary if outcomes of legal actions or settlements are different. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies” for further information.

Our credit facilities and securities sold under repurchase agreements are comprised of four secured warehouse credit facilities (Warehouse Facilities), including a new secured warehouse credit facility in the second quarter of 2019, a Revolving Facility and repurchase agreements. The Warehouse Facilities have an aggregated credit limit of $734.2 million, with $199.4 million of debt outstanding secured by $292.8 million of loans at fair value as of June 30, 2019. The Revolving Facility has a credit limit of $120.0 million, with $80.0 million of debt outstanding as of June 30, 2019. We have two master repurchase agreements with counterparties where we may sell securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. As of June 30, 2019, we had $45.0 million in aggregate debt outstanding under our repurchase agreements secured by $53.0 million of underlying assets pledged as collateral.

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

The following table sets forth certain cash flow information for the periods presented:

	Six Months Ended June 30,
Condensed Cash Flow Information:	2019	2018
Cash provided by (used for) loan operating activities	$44,245	$(291,909)
Cash provided by all other operating activities	89,765	79,419
Net cash provided by (used for) operating activities (1)	$134,010	$(212,490)

Cash provided by loan investing activities (2)	$330,885	$448,295
Cash provided by all other investing activities	15,596	7,730
Net cash provided by investing activities	$346,481	$456,025

Cash used for note, certificate and secured borrowings financing (2)	$(346,322)	$(451,194)
Cash (used for) provided by issuance of securitization notes and residual certificates, credit facilities and securities sold under repurchase agreements	(179,940)	271,758
Cash used for all other financing activities	(97,540)	(52,521)
Net cash used for financing activities	$(623,802)	$(231,957)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(143,311)	$11,578

(1)	Cash provided by (used for) operating activities primarily includes the purchase and sale of loans held for sale by the Company.

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

Operating Activities. Net cash provided by (used for) operating activities was $134.0 million and $(212.5) million during the first halves of 2019 and 2018, respectively. Net cash provided by (used for) loan operating activities relates to proceeds from sales of loans held for sale offset by the purchase of loans held for sale. The timing of the purchases and sales of loans held for sale can vary between periods and can therefore impact the amount of cash provided by or used for operating activities. In periods where we accumulate loans held for sale that are sold in a subsequent period, cash flow from operating activities will be negatively affected.

Investing Activities. Net cash provided by investing activities was $346.5 million and $456.0 million during the first halves of 2019 and 2018, respectively. Net cash provided by loan investing activities was primarily driven by purchases of loans held for investment offset by the repayment of such loans. Net cash provided by all other investing activities was primarily driven by purchases of securities available for sale and purchases of property, equipment and software, offset by proceeds from securities available for sale.

Financing Activities. Net cash used for financing activities was $(623.8) million and $(232.0) million during the first halves of 2019 and 2018, respectively. Net cash used for financing activities was primarily driven by principal payments on our credit facilities and principal payments on and retirements of notes and certificates, offset by proceeds from our credit facilities, the issuance of notes and certificates, and proceeds from securities sold under repurchase agreements.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Capital Resources

Net capital expenditures were $27.6 million, or 7.6%, of total net revenue, and $25.4 million, or 7.7%, of total net revenue, for the first halves of 2019 and 2018, respectively. Capital expenditures generally consist of internally developed software, computer equipment, and construction in progress. Capital expenditures in 2019 are expected to be approximately $55.0 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform, implementation of a third-party loan servicing system, and the build-out of our Salt Lake City area site. In the future, we expect our capital expenditures related to enhancing our platform to increase as we support the growth in our business.

Off-Balance Sheet Arrangements

At both June 30, 2019 and December 31, 2018, a total of $5.5 million in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026.

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

Contingencies

For a comprehensive discussion of contingencies as of June 30, 2019, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first half of 2019.

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

Loans Invested in by the Company. As of June 30, 2019 and December 31, 2018, we were exposed to market rate risk on $440.1 million and $842.6 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any realized or unrealized losses from market rate changes on loans invested in by the Company are recorded in earnings.

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

The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in discount rates as of June 30, 2019 and December 31, 2018:

	Loans Invested in by the Company
	June 30, 2019	December 31, 2018
Fair value	$440,110	$842,604
Discount rates
100 basis point increase	$(5,531)	$(10,487)
100 basis point decrease	$5,669	$10,749

Servicing Assets. As of June 30, 2019 and December 31, 2018, we were exposed to market servicing rate risk on $78.7 million and $64.0 million of servicing assets, respectively. Our selection of the most representative market servicing rates is inherently judgmental. The following table presents the impact to the fair value of servicing assets due to a hypothetical change in the weighted-average market servicing rate assumption as of June 30, 2019 and December 31, 2018:

	Servicing Assets
	June 30, 2019	December 31, 2018
Fair value	$78,714	$64,006
Weighted-average market servicing rate assumption	0.66%	0.66%
Change in fair value from:
Servicing rate increase by 10 basis points	$(12,960)	$(10,878)
Servicing rate decrease by 10 basis points	$12,963	$10,886

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

Loans Invested in by the Company. As of June 30, 2019 and December 31, 2018, we were exposed to interest rate risk on $440.1 million and $842.6 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. Any realized or unrealized losses from interest rate changes are recorded in earnings. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in interest rates as of June 30, 2019 and December 31, 2018:

	Loans Invested in by the Company
	June 30, 2019	December 31, 2018
Fair value	$440,110	$842,604
Interest rates
100 basis point increase	$(5,531)	$(9,945)
100 basis point decrease	$5,669	$10,163

Securities Available for Sale. As of June 30, 2019, we were exposed to interest rate risk on $220.4 million of securities available for sale, including $169.9 million of asset-backed securities related to structured program transactions and $50.5 million of certificates of deposit, asset-backed securities, corporate debt securities and commercial paper. As of December 31, 2018, we were exposed to interest rate risk on $170.5 million of securities available for sale, including $116.8 million of asset-backed securities related to structured program transactions and $53.7 million of certificates of deposit, asset-backed securities, corporate debt securities, commercial paper and other securities. To manage this risk, we limit and monitor maturities, credit ratings, performance of loans underlying asset-backed securities, residual interests, CLUB Certificates and concentrations within the investment portfolio. Any unrealized gains or losses resulting from such interest rate changes would only be recorded in earnings if we sold the securities prior to maturity or if the securities were considered other-than-temporarily impaired and we intended to sell such securities or it was more likely than not that we would have to sell such securities prior to anticipated recovery.

The following table presents the impact to the fair value of securities available for sale due to a hypothetical change in interest rates as of June 30, 2019 and December 31, 2018:

	Securities Available for Sale
	June 30, 2019	December 31, 2018
Fair value	$220,449	$170,469
Interest rates
100 basis point increase	$(1,813)	$(1,259)
100 basis point decrease	$1,813	$1,259

Credit Facilities and Securities Sold Under Repurchase Agreements. As of June 30, 2019 and December 31, 2018, we were exposed to interest rate risk on $199.4 million and $306.8 million of funding under the Warehouse Facilities, $80.0 million and $95.0 million of funding under the Revolving Facility, and $45.0 million and $57.0 million of funding under our repurchase agreements, respectively. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding are tied to LIBOR or other short-term

LENDINGCLUB CORPORATION

market rates. The following table presents the impact to the annualized interest expense related to our credit facilities and securities sold under repurchase agreements due to a hypothetical change in the one-month LIBOR rate as of June 30, 2019 and December 31, 2018:

	Credit Facilities and Securities Sold Under Repurchase Agreements
	June 30, 2019	December 31, 2018
Carrying value	$324,426	$458,802
One-month LIBOR
100 basis point increase	$3,244	$4,588
100 basis point decrease	$(3,244)	$(4,588)

Cash and Cash Equivalents. As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $334.7 million and $373.0 million, respectively. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper, which are short-term. Due to their short-term nature, we do not believe we have material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates.

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

Loans Invested in by the Company. As of June 30, 2019 and December 31, 2018, we were exposed to credit performance risk on $440.1 million and $842.6 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in credit loss rates as of June 30, 2019 and December 31, 2018:

	Loans Invested in by the Company
	June 30, 2019	December 31, 2018
Fair value	$440,110	$842,604
Credit loss rates
10 percent increase	$(6,134)	$(11,304)
10 percent decrease	$6,530	$11,526

LENDINGCLUB CORPORATION

Asset-backed Securities Related to Structured Program Transactions. As of June 30, 2019 and December 31, 2018, we were exposed to credit performance risk on $169.9 million and $116.8 million of asset-backed securities related to structured program transactions, including securities pledged as collateral. The following table presents the impact to the fair value of asset-backed securities related to structured program transactions due to a hypothetical change in credit loss rates as of June 30, 2019 and December 31, 2018:

	Asset-backed Securities Related to Structured Program Transactions
	June 30, 2019	December 31, 2018
Fair value	$169,938	$116,768
Credit loss rates
10 percent increase	$(3,412)	$(2,643)
10 percent decrease	$3,635	$2,643

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2019, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are evaluating various strategies to obtain or add bank functionality, including various forms of a bank charter, which could subject us to significant new regulation and we may be unable to, or decide not to, pursue such strategies.

We are evaluating various strategies to obtain or add bank functionality, including various forms of a bank charter, to add additional benefits, products and/or functionality to the LendingClub platform which may, among other things, facilitate our ability to develop and maintain a longer-term relationship with our customers. Additionally, we believe a bank charter could add a new source of relatively lower cost funding to our marketplace and give our business greater resilience and regulatory certainty. However, some of our strategies to obtain or add bank functionality may require, or be deemed to require, additional consents, procedures, partnerships, licenses, regulatory approvals and/or capabilities that we have not yet obtained or developed. For example, if we were to acquire or establish a bank subsidiary, we may become subject to the Bank Holding Company Act and its restrictions and requirements, including capital requirements, and such bank subsidiary would be subject to various additional limitations and restrictions on it activities, as well as its own capital requirements. In addition, we may become subject to supervision and regulation by the Federal Reserve as well as the chartering authority of the bank subsidiary and possibly other Federal bank regulators. We may also need to develop a financial and bank capitalization plan and ensure our governance and management infrastructure is ready before we would be able to execute on these strategies. For these and other reasons, we may ultimately decide not to pursue any of these strategies. Should we fail or decide not to pursue any of these strategies, including obtaining a bank charter, or should these strategies, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, our business, including our ability to offer a broader range of products and services, may be adversely affected.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective July 5, 2019					X
10.1	Amended and Restated Warehouse Credit Agreement dated March 25, 2019*	8-K/A	001-36771	10.1	June 6, 2019
10.2	Warehouse Credit Agreement dated June 13, 2019*	8-K	001-36771	10.1	June 19, 2019
10.3	Security Agreement dated June 13, 2019	8-K	001-36771	10.2	June 19, 2019
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document**					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
Certain information in this exhibit has been omitted pursuant to Item 601(b)(2) of Regulation S-K because it is both not material and would be competitively harmful if publicly disclosed. The Company undertakes to furnish, supplementally, a copy of the unredacted exhibit to the SEC upon request.

**	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	August 7, 2019	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	August 7, 2019	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer