Form 10-Q
period 2019-09-30
LendingClub Corp
filed 2019-11-06
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 31, 2019, there were 88,132,589 shares of the registrant’s common stock outstanding.

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

•
Various entities established to facilitate loan sale transactions under LendingClub’s Structured Program, including sponsoring asset-backed securities transactions and Certificate Program transactions, where certain accredited investors and qualified institutional buyers have the opportunity to invest in senior and subordinated securities backed by a pool of unsecured personal whole loans.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report on Form 10-Q (Report) include, without limitation, statements regarding borrowers, credit scoring, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management, expected market growth and our ability to obtain a bank charter and the impact it would have on our business. You can identify these forward-looking statements by words such as “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “opportunity,” “plan,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or similar expressions.

These forward-looking statements include, among other things, statements about:

•	our ability to attract and retain borrowers;

•	the ability of borrowers to repay loans and the plans of borrowers;

•	our ability to maintain investor confidence in the operation of our platform;

•	the likelihood of investors to continue to, directly or indirectly, invest through our platform;

•	our ability to secure new or additional sources of investor commitments for our platform;

•	expected rates of return for investors;

•	the effectiveness of our platform’s credit scoring models;

•	our ability to innovate and the success of new product initiatives;

•	our ability to obtain or add bank functionality and a bank charter;

•	the use of our own capital to purchase loans;

•
maintaining liquidity and capital availability to support purchase of loans, contractual commitments and obligations (including repurchase obligations or other commitments to purchase loans), regulatory obligations to fund loans, and general strategic directives (such as with respect to product testing or supporting our Structured Program transactions, which include sponsoring asset-backed securitization transactions and Certificate Program transactions), and to support marketplace equilibrium across our platform;

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

LENDINGCLUB CORPORATION

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$199,950	$372,974
Restricted cash (1)	275,136	271,084
Securities available for sale (includes $51,342 and $53,611 pledged as collateral at fair value, respectively)	246,559	170,469
Loans held for investment at fair value (1)	1,237,479	1,883,251
Loans held for investment by the Company at fair value	4,211	2,583
Loans held for sale by the Company at fair value (1)	710,170	840,021
Accrued interest receivable (1)	14,171	22,255
Property, equipment and software, net	117,242	113,875
Intangible assets, net	15,396	18,048
Other assets (1)	229,346	124,967
Total assets	$3,049,660	$3,819,527
Liabilities and Equity
Accounts payable	$15,490	$7,104
Accrued interest payable (1)	10,449	19,241
Accrued expenses and other liabilities (1)	268,071	152,118
Payable to investors	117,698	149,052
Notes, certificates and secured borrowings at fair value (1)	1,240,958	1,905,875
Payable to securitization note holders (1)	—	256,354
Credit facilities and securities sold under repurchase agreements (1)	509,107	458,802
Total liabilities	2,161,773	2,948,546
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 88,593,023 and 86,384,667 shares issued, respectively; 88,132,589 and 85,928,127 shares outstanding, respectively (2)	886	864
Additional paid-in capital (2)	1,454,586	1,405,392
Accumulated deficit	(548,706)	(517,727)
Treasury stock, at cost; 460,434 shares (2)	(19,538)	(19,485)
Accumulated other comprehensive income	659	157
Total LendingClub stockholders’ equity	887,887	869,201
Noncontrolling interests	—	1,780
Total equity	887,887	870,981
Total liabilities and equity	$3,049,660	$3,819,527

(1)	Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

(2)	Prior period share information and balances have been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

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

	September 30, 2019	December 31, 2018
Assets of consolidated VIEs, included in total assets above
Restricted cash	$66,088	$43,918
Loans held for investment at fair value	253,395	642,094
Loans held for sale by the Company at fair value	599,954	739,216
Accrued interest receivable	4,971	10,438
Other assets	1,905	2,498
Total assets of consolidated variable interest entities	$926,313	$1,438,164
Liabilities of consolidated VIEs, included in total liabilities above
Accrued interest payable	$3,644	$7,594
Accrued expenses and other liabilities	253	1,627
Notes, certificates and secured borrowings at fair value	253,395	648,908
Payable to securitization note holders	—	256,354
Credit facilities and securities sold under repurchase agreements	405,264	306,790
Total liabilities of consolidated variable interest entities	$662,556	$1,221,273

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue:

Transaction fees	$161,205	$137,781	$448,809	$384,889

Interest income	77,820	115,514	270,554	381,292
Interest expense	(55,060)	(90,642)	(197,336)	(302,383)
Net fair value adjustments	(31,628)	(19,554)	(102,331)	(74,823)
Net interest income and fair value adjustments	(8,868)	5,318	(29,113)	4,086
Investor fees	30,271	29,169	94,274	84,464
Gain on sales of loans	18,305	10,919	47,343	35,470
Net investor revenue (1)	39,708	45,406	112,504	124,020

Other revenue	3,983	1,458	8,808	4,382

Total net revenue	204,896	184,645	570,121	513,291
Operating expenses:
Sales and marketing	76,255	73,601	212,201	200,164
Origination and servicing	27,996	25,431	81,200	73,669
Engineering and product development	41,455	41,216	127,300	115,703
Other general and administrative	59,485	57,446	180,685	167,338
Goodwill impairment	—	—	—	35,633
Class action and regulatory litigation expense	—	9,738	—	35,500
Total operating expenses	205,191	207,432	601,386	628,007
Loss before income tax expense	(295)	(22,787)	(31,265)	(114,716)
Income tax expense (benefit)	97	(38)	(341)	25
Consolidated net loss	(392)	(22,749)	(30,924)	(114,741)
Less: (Loss) Income attributable to noncontrolling interests	(9)	55	55	105
LendingClub net loss	$(383)	$(22,804)	$(30,979)	$(114,846)
Net loss per share attributable to LendingClub: (2)
Basic	$0.00	$(0.27)	$(0.36)	$(1.36)
Diluted	$0.00	$(0.27)	$(0.36)	$(1.36)
Weighted-average common shares – Basic (2)	87,588,495	84,871,828	86,849,388	84,261,301
Weighted-average common shares – Diluted (2)	87,588,495	84,871,828	86,849,388	84,261,301

(1)	See “Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

(2)	All share and per share information has been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
LendingClub net loss	$(383)	$(22,804)	$(30,979)	$(114,846)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	(823)	677	788	286
Other comprehensive income (loss), before tax	(823)	677	788	286
Income tax effect	(130)	70	308	50
Other comprehensive income (loss), net of tax	(693)	607	480	236
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(39)	42	(22)	59
LendingClub other comprehensive income (loss), net of tax	(654)	565	502	177
LendingClub comprehensive income (loss)	(1,037)	(22,239)	(30,477)	(114,669)
Comprehensive income (loss) attributable to noncontrolling interests	(39)	42	(22)	59
Total comprehensive income (loss)	$(1,076)	$(22,197)	$(30,499)	$(114,610)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	LendingClub Corporation Stockholders
	Common Stock(1)		Additional Paid-in Capital(1)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2019	87,160,013	$876	$1,439,244	456,540	$(19,485)	$1,313	$(548,323)	$873,625	$696	$874,321
Stock-based compensation	—	—	19,491	—	—	—	—	19,491	—	19,491
Net issuances under equity incentive plans, net of tax (2)	972,576	10	(4,149)	3,894	(53)	—	—	(4,192)	—	(4,192)
Net unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	(654)	—	(654)	(37)	(691)
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(650)	(650)
Net loss	—	—	—	—	—	—	(383)	(383)	(9)	(392)
Balance at September 30, 2019	88,132,589	$886	$1,454,586	460,434	$(19,538)	$659	$(548,706)	$887,887	$—	$887,887

	LendingClub Corporation Stockholders
	Common Stock(1)		Additional Paid-in Capital(1)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	85,928,127	$864	$1,405,392	456,540	$(19,485)	$157	$(517,727)	$869,201	$1,780	$870,981
Stock-based compensation	—	—	61,878	—	—	—	—	61,878	—	61,878
Net issuances under equity incentive plans, net of tax (2)	2,040,492	20	(15,094)	3,894	(53)	—	—	(15,127)	—	(15,127)
Employee stock purchase plan (ESPP) purchase shares	163,970	2	2,410	—	—	—	—	2,412	—	2,412
Net unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	502	—	502	(20)	482
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(1,815)	(1,815)
Net loss	—	—	—	—	—	—	(30,979)	(30,979)	55	(30,924)
Balance at September 30, 2019	88,132,589	$886	$1,454,586	460,434	$(19,538)	$659	$(548,706)	$887,887	$—	$887,887

(1)	All share information and balances have been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

(2)
Includes shares purchased by the Company in lieu of issuing fractional shares in connection with a 1-for-5 reverse stock split effective on July 5, 2019 and shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	LendingClub Corporation Stockholders
	Common Stock(1)		Additional Paid-in Capital(1)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2018	84,636,824	$851	$1,371,504	456,540	$(19,485)	$(393)	$(481,461)	$871,016	$3,204	$874,220
Stock-based compensation	—	—	21,906	—	—	—	—	21,906	—	21,906
Issuances under equity incentive plans, net of tax	593,555	6	(5,050)	—	—	—	—	(5,044)	—	(5,044)
Net unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	565	—	565	41	606
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(847)	(847)
Net loss	—	—	—	—	—	—	(22,804)	(22,804)	55	(22,749)
Balance at September 30, 2018	85,230,379	$857	$1,388,360	456,540	$(19,485)	$172	$(504,265)	$865,639	$2,453	$868,092

	LendingClub Corporation Stockholders
	Common Stock(1)		Additional Paid-in Capital(1)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	83,494,769	$840	$1,330,564	456,540	$(19,485)	$(5)	$(389,419)	$922,495	$5,262	$927,757
Stock-based compensation	—	—	64,441	—	—	—	—	64,441	—	64,441
Issuances under equity incentive plans, net of tax	1,548,089	15	(9,416)	—	—	—	—	(9,401)	—	(9,401)
ESPP purchase shares	187,521	2	2,771	—	—	—	—	2,773	—	2,773
Net unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	177	—	177	58	235
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(2,972)	(2,972)
Net loss	—	—	—	—	—	—	(114,846)	(114,846)	105	(114,741)
Balance at September 30, 2018	85,230,379	$857	$1,388,360	456,540	$(19,485)	$172	$(504,265)	$865,639	$2,453	$868,092

(1)	All share information and balances have been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Consolidated net loss	$(30,924)	$(114,741)
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Net fair value adjustments	102,331	74,823
Change in fair value of loan servicing assets and liabilities	39,882	21,576
Stock-based compensation, net	56,898	57,369
Goodwill impairment charge	—	35,633
Depreciation and amortization	44,034	39,927
Gain on sales of loans	(47,343)	(39,493)
Other, net	14,649	3,794
Purchase of loans held for sale	(5,174,909)	(5,431,011)
Principal payments received on loans held for sale	193,850	160,623
Proceeds from sales of whole loans	2,299,779	3,748,498
Purchase of loans held for sale by consolidated VIE	(107,191)	(270,770)
Proceeds from sale of securities by consolidated VIE, net of underwriting fees and costs	2,495,372	1,505,887
Net change in operating assets and liabilities:
Accrued interest receivable, net	(9,536)	(2,010)
Other assets	12,167	62,739
Accounts payable	6,998	(883)
Accrued interest payable	(8,654)	(10,563)
Accrued expenses and other liabilities	(12,134)	(103,561)
Net cash used for operating activities	(124,731)	(262,163)
Cash Flows from Investing Activities:
Purchases of loans	(522,564)	(778,931)
Principal payments received on loans	950,607	1,379,712
Proceeds from recoveries and sales of charged-off loans	42,239	49,463
Purchases of securities available for sale	(116,753)	(104,063)
Proceeds from sales, maturities, redemptions and paydowns of securities available for sale	110,884	118,965
Proceeds from paydowns of asset-backed securities related to Structured Program transactions	64,056	31,557
Other investing activities	194	1,511
Purchases of property, equipment and software, net	(38,977)	(37,881)
Net cash provided by investing activities	489,686	660,333

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Financing Activities:
Change in payable to investors	(35,957)	(52,959)
Proceeds from issuance of notes and certificates	522,249	775,441
Repayments of secured borrowings	(47,930)	(116,065)
Principal payments on and retirements of notes and certificates	(916,983)	(1,261,918)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(42,634)	(48,858)
Principal payments on securitization notes	(56,707)	(45,709)
Proceeds from credit facilities and securities sold under repurchase agreements	1,851,738	1,493,305
Principal payments on credit facilities and securities sold under repurchase agreements	(1,801,600)	(1,219,529)
Payment for debt issuance costs	(1,356)	(1,600)
Proceeds from issuances under equity incentive plans, net of tax	715	1,921
Proceeds from issuance of common stock for ESPP	2,411	2,773
Net cash inflow (outflow) from consolidation (deconsolidation) of VIE	(5,951)	(15,013)
Other financing activities	(1,922)	(2,972)
Net cash used for financing activities	(533,927)	(491,183)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(168,972)	(93,013)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	644,058	644,289
Cash, Cash Equivalents and Restricted Cash, End of Period	$475,086	$551,276
Supplemental Cash Flow Information:
Cash paid for interest	$206,332	$309,641
Cash paid for operating leases included in the measurement of lease liabilities	$12,568	$—
Non-cash investing activity:
Accruals for property, equipment and software	$3,299	$1,657
Securities retained (sold) from Structured Program transactions	$136,053	$82,939
Non-cash investing and financing activity:
Transfer of whole loans to redeem certificates	$122,330	$—
Non-cash financing activity:
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$200,881	$269,151

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

The following presents cash, cash equivalents and restricted cash by category within the Condensed Consolidated Balance Sheets:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$199,950	$372,974
Restricted cash	275,136	271,084
Total cash, cash equivalents and restricted cash	$475,086	$644,058

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

1. Basis of Presentation

LendingClub Corporation (LendingClub) operates an online lending marketplace platform that connects borrowers and investors. Various wholly-owned subsidiaries of LendingClub have been established to enter into warehouse credit agreements with certain lenders for secured credit facilities. Additionally, LendingClub has established various entities to facilitate loan sale transactions, including sponsoring asset-backed securitization transactions and Certificate Program transactions (collectively referred to as Structured Program transactions), where certain accredited investors and qualified institutional buyers have the opportunity to invest in senior and subordinated securities backed by a pool of unsecured personal whole loans. Certificate Program transactions include CLUB Certificate and Levered Certificate transactions. LC Trust I (the LC Trust) is an independent Delaware business trust that acquires loans from LendingClub and holds them for the sole benefit of certain investors that have purchased trust certificates issued by the LC Trust that are related to specific underlying loans for the benefit of the investor. Springstone Financial, LLC (Springstone), is a wholly-owned subsidiary of LendingClub that facilitates education and patient finance loans originated by third-party issuing banks.

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

A 1-for-5 reverse stock split of the Company’s common stock became effective on July 5, 2019. As a result, prior period share and per share amounts presented in the accompanying interim condensed consolidated financial statements and these related notes were retroactively adjusted accordingly. See “Note 4. Net Loss Per Share” for additional information.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the nine month period ended September 30, 2019, except as noted below.

Adoption of New Accounting Standards

The Company adopted the following accounting standards during the nine month period ended September 30, 2019:

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

In July 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-07, Codification Updates to SEC Sections. The ASU clarifies and/or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the Securities and Exchange Commission’s regulations, thereby eliminating redundancies and making the codification easier to apply. This ASU became effective upon issuance and did not have a significant impact on the Company’s financial position, results of operations, and related disclosures.

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

For available for sale debt securities, Topic 326 requires recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. Upon adoption, the amendments in Topic 326 will be recognized through a cumulative-effect adjustment to retained earnings, except for debt securities with prior other-than-temporary impairment whereby Topic 326 is applied prospectively. The Company has created a working group consisting of key stakeholders from finance who are continuing to make progress in line with the established project plan. The Company does not expect the targeted amendments to the available for sale debt securities impairment model to have a material impact on the Company’s financial position, results of operations and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and valuation processes for Level 3 fair value measurements. The ASU adds new disclosure requirements for Level 3 measurements. The new guidance is effective on January 1, 2020. The Company is evaluating the impact this ASU will have on its disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software – (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard is effective on January 1, 2020. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs after the date of adoption. The Company is in the process of identifying existing cloud computing arrangements that are service contracts. The Company is evaluating the impact this ASU will have on its financial position, results of operations, and cash flows.

3. Revenue from Contracts with Customers

The Company’s revenue from contracts with customers includes transaction fees and referral fees. Referral fees are presented as a component of “Other revenue” in the Condensed Consolidated Statements of Operations.

The following tables present the Company’s revenue from contracts with customers, disaggregated by revenue source for services transferred over time, for the third quarters and first nine months of 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Transaction fees	$161,205	$137,781
Referral fees	1,596	1,065
Total revenue from contracts with customers	$162,801	$138,846

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Transaction fees	$448,809	$384,889
Referral fees	3,619	2,815
Total revenue from contracts with customers	$452,428	$387,704

Revenues are recognized when control of the promised services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. For the third quarters and first nine months of 2019 and 2018, the Company did not have any revenue from contracts with customers for services transferred at a point of time. For additional detail on the Company’s accounting policy regarding revenue recognition, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” in the Annual Report.

The Company recognizes transaction fees at the time it receives such fees. Referral fees are received after the Company satisfies its performance obligation. The Company had no bad debt expense for the third quarters and first nine months of 2019 and 2018. The Company had no contract assets, contract liabilities, or deferred contract costs recorded as of both September 30, 2019 and December 31, 2018. Additionally, the Company did not recognize any revenue from performance obligations related to prior periods (for example, due to changes in transaction price) for the third quarters and first nine months of 2019 and 2018.

4. Net Loss Per Share

The following table details the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
LendingClub net loss	$(383)	$(22,804)	$(30,979)	$(114,846)
Weighted-average common shares – Basic (1)	87,588,495	84,871,828	86,849,388	84,261,301
Weighted-average common shares – Diluted (1)	87,588,495	84,871,828	86,849,388	84,261,301
Net loss per share attributable to LendingClub (1):
Basic	$0.00	$(0.27)	$(0.36)	$(1.36)
Diluted	$0.00	$(0.27)	$(0.36)	$(1.36)

(1)	All share and per share information has been retroactively adjusted to reflect the reverse stock split discussed below.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Securities Available for Sale

The Company’s Structured Program transactions include i) asset-backed securitization transactions and ii) Certificate Program transactions. Certificate Program transactions include CLUB Certificate and Levered Certificate transactions.

In connection with asset-backed securitizations, the Company is the sponsor and establishes securitization trusts to ultimately purchase the loans from the Company and/or third-party whole loan investors. Securities issued from our asset-backed securitizations are senior or subordinated based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. The assets are transferred into a trust such that the assets are legally isolated from the creditors of the Company and are not available to satisfy obligations of the Company. These assets can only be used to settle obligations of the underlying securitization trusts. The asset-backed securitization senior securities and subordinated residual interests retained by the Company are presented as “Asset-backed senior securities” and “Asset-backed subordinated securities,” respectively, in the securities available for sale tables below.

In addition, the Company sponsors the sale of unsecured personal whole loans through the issuance of certificate securities under our Certificate Program. The certificate securities are collateralized by loans transferred to a series of a master trust and trade in the over-the-counter market with a CUSIP. The assets are transferred into a trust such that the assets are legally isolated from the creditors of the Company and are not available to satisfy obligations of the Company. These assets can only be used to settle obligations of the underlying Certificate Program trusts. The CLUB Certificate issued securities are pass-through securities of which each owner has an undivided and equal interest in the underlying loans of each transaction. The Levered Certificate issued securities include senior and subordinated securities based on the waterfall criteria of loan payments to each security class. The subordinated securities issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. The CLUB Certificate issued securities retained by the Company are presented as “CLUB Certificate asset-backed securities” in the securities available for sale tables below.

The Levered Certificate issued senior and subordinated securities retained by the Company are presented in aggregate with securities from asset-backed securitizations as “Asset-backed senior securities” and “Asset-backed subordinated securities,” respectively, in the tables below. The “Other asset-backed securities” caption in the tables below primarily includes investment-grade rated bonds that are collateralized by automobile loan receivables.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of September 30, 2019 and December 31, 2018, were as follows:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLUB Certificate asset-backed securities (1)	$88,867	$159	$(496)	$88,530
Asset-backed senior securities (1)(2)	82,733	730	—	83,463
Other asset-backed securities	18,301	6	—	18,307
Certificates of deposit	17,052	—	—	17,052
Corporate debt securities	14,821	21	(1)	14,841
Asset-backed subordinated securities (1)	14,050	649	—	14,699
Commercial paper	9,667	—	—	9,667
Total securities available for sale	$245,491	$1,565	$(497)	$246,559

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed senior securities (1)(2)	$56,363	$188	$(62)	$56,489
CLUB Certificate asset-backed securities (1)	48,505	150	(225)	48,430
Corporate debt securities	17,339	1	(12)	17,328
Certificates of deposit	14,929	—	—	14,929
Asset-backed subordinated securities (1)	11,602	249	(2)	11,849
Other asset-backed securities	11,232	—	(7)	11,225
Commercial paper	9,720	—	—	9,720
Other securities	499	—	—	499
Total securities available for sale	$170,189	$588	$(308)	$170,469

(1)
As of September 30, 2019 and December 31, 2018, $185.9 million and $115.1 million, respectively, of the asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company's obligations as a “sponsor” under the U.S. Risk Retention Rules (as more fully described in “Part I – Item 1A. Risk Factors – Risk retention rules may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results” in the Annual Report.).

(2)	Includes $51.3 million and $53.6 million of securities available for sale pledged as collateral at fair value as of September 30, 2019, and December 31, 2018, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of securities available for sale with unrealized losses as of September 30, 2019 and December 31, 2018, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$22,330	$(360)	$1,577	$(136)	$23,907	$(496)
Corporate debt securities	3,001	(1)	—	—	3,001	(1)
Total securities with unrealized losses (1)	$25,331	$(361)	$1,577	$(136)	$26,908	$(497)

	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$49,047	$(285)	$1,745	$(4)	$50,792	$(289)
Corporate debt securities	14,538	(12)	—	—	14,538	(12)
Other asset-backed securities	11,208	(7)	—	—	11,208	(7)
Total securities with unrealized losses (1)	$74,793	$(304)	$1,745	$(4)	$76,538	$(308)

(1)	The number of investment positions with unrealized losses at September 30, 2019 and December 31, 2018 totaled 25 and 56, respectively.

During the third quarter and first nine months of 2019, the Company recognized $1.2 million and $2.5 million, respectively, in other-than-temporary impairment charges on its asset-backed securities related to Structured Program transactions. During the third quarter and first nine months of 2018, the Company recognized $0.2 million and $2.3 million, respectively, in other-than-temporary impairment charges on its asset-backed securities related to Structured Program transactions. There were no credit losses recognized into earnings for other-than-temporarily impaired securities held by the Company during the third quarters and first nine months of 2019 and 2018 for which a portion of the impairment was previously recognized in other comprehensive income.

The contractual maturities of securities available for sale at September 30, 2019, were as follows:

	Amortized Cost	Fair Value
Within 1 year:
Certificates of deposit	$17,052	$17,052
Corporate debt securities	14,821	14,841
Other asset-backed securities	13,039	13,040
Commercial paper	9,667	9,667
Total	54,579	54,600
After 1 year through 5 years:
Other asset-backed securities	5,262	5,267
Total	5,262	5,267
Asset-backed securities related to Structured Program transactions	185,650	186,692
Total securities available for sale	$245,491	$246,559

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

During the third quarter and first nine months of 2019, the Company and Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary of the Company, sold a combined $1.2 billion and $3.2 billion, respectively, in asset-backed securities related to Structured Program transactions. During the third quarter and first nine months of 2018, the Company and Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary of the Company, sold a combined $576.7 million and $1.5 billion, respectively, in asset-backed securities related to Structured Program transactions. There were no realized gains or losses related to such sales. For further information, see “Note 7. Securitizations and Variable Interest Entities.” Proceeds from other sales of securities available for sale during the third quarter and first nine months of 2019 were $4.0 million and $10.4 million, respectively. Proceeds from other sales of securities available for sale during the first nine months of 2018 were $0.5 million. There were no proceeds from other sales of securities available for sale during the third quarter of 2018.

6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings

Loans Held for Investment, Notes, Certificates and Secured Borrowings

The Company issues member payment dependent notes and the LC Trust issues certificates as a means to allow investors to invest in the corresponding loans. At September 30, 2019 and December 31, 2018, loans held for investment, notes, certificates and secured borrowings measured at fair value on a recurring basis were as follows:

	Loans Held for Investment		Notes, Certificates and Secured Borrowings
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Aggregate principal balance outstanding	$1,316,605	$2,013,438	$1,316,605	$2,033,258
Net fair value adjustments	(79,126)	(130,187)	(75,647)	(127,383)
Fair value	$1,237,479	$1,883,251	$1,240,958	$1,905,875

At September 30, 2019 and December 31, 2018, a fair value of $27.4 million and $76.5 million included in “Loans Held for Investment at fair value” was pledged as collateral for secured borrowings, respectively. See “Note 14. Secured Borrowings” for additional information.

The following table provides the balances of notes, certificates and secured borrowings at fair value at the end of the periods indicated:

	September 30, 2019	December 31, 2018
Notes	$956,680	$1,176,333
Certificates	253,395	648,908
Secured borrowings	30,883	80,634
Total notes, certificates and secured borrowings	$1,240,958	$1,905,875

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Invested in by the Company

At September 30, 2019 and December 31, 2018, loans invested in by the Company for which there were no associated notes, certificates or secured borrowings (with the exception of $286.3 million in loans at fair value in a consolidated securitization trust as of December 31, 2018) were as follows:

	Loans Invested in by the Company
	Loans Held for Investment		Loans Held for Sale		Total
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Aggregate principal balance outstanding	$5,596	$3,518	$735,351	$869,715	$740,947	$873,233
Net fair value adjustments	(1,385)	(935)	(25,181)	(29,694)	(26,566)	(30,629)
Fair value	$4,211	$2,583	$710,170	$840,021	$714,381	$842,604

The net fair value adjustments of $(26.6) million and $(30.6) million represent net unrealized losses recorded in earnings on loans invested in by the Company at September 30, 2019 and December 31, 2018, respectively. Total fair value adjustments recorded in earnings on loans invested in by the Company of $(32.4) million and $(100.1) million during the third quarter and first nine months of 2019, respectively, include net realized losses and changes in net unrealized losses. Net interest income earned on loans invested in by the Company during the third quarter and first nine months of 2019 was $17.7 million and $59.3 million, respectively.

The Company used its own capital to purchase $1.5 billion in loans during the third quarter of 2019 and sold $1.2 billion in loans during the third quarter of 2019, of which $0.9 billion was securitized or sold to series trusts in connection with the Company’s Certificate Program and $0.3 billion was sold to whole loan investors. The Company used its own capital to purchase $3.6 billion in loans during the first nine months of 2019 and sold $3.5 billion in loans during the first nine months of 2019, of which $2.8 billion was securitized or sold to series trusts in connection with the Company’s Certificate Program and $0.7 billion was sold to whole loan investors. The fair value of loans invested in by the Company was $714.4 million at September 30, 2019, which was held for sale primarily for future anticipated Structured Program transactions and sales to loan investors. In May 2019, the Company deconsolidated a securitization trust, which resulted in the derecognition of $236.3 million in loans held for sale by the Company at fair value. See “Note 7. Securitizations and Variable Interest Entities” for further discussion on the Company’s consolidated securitization trust and “Note 8. Fair Value of Assets and Liabilities” for a fair value rollforward of loans invested in by the Company for the third quarters and first nine months of 2019 and 2018.

At September 30, 2019 and December 31, 2018, loans with a fair value of $600.0 million and $453.0 million included in “Loans held for sale by the Company at fair value” was pledged as collateral for the Company’s warehouse credit facilities, respectively. See “Note 13. Debt” for additional information related to these debt obligations.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans that were 90 days or more past due (including non-accrual loans) were as follows:

	September 30, 2019	December 31, 2018
Loans held for investment:
Outstanding principal balance	$12,818	$19,707
Net fair value adjustments	(10,380)	(16,166)
Fair value	$2,438	$3,541
Number of loans (not in thousands)	1,564	2,309

Loans invested in by the Company:
Outstanding principal balance	$1,931	$2,060
Net fair value adjustments	(1,603)	(1,710)
Fair value	$328	$350
Number of loans (not in thousands)	327	356

7. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following tables provide the classifications of assets and liabilities on the Company’s Condensed Consolidated Balance Sheets for its transactions with consolidated and unconsolidated VIEs at September 30, 2019 and December 31, 2018. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated and unconsolidated VIEs only and exclude intercompany balances that eliminate in consolidation:

September 30, 2019	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$66,088	$—	$66,088
Securities available for sale at fair value	—	186,692	186,692
Loans held for investment at fair value	253,395	—	253,395
Loans held for sale by the Company at fair value	599,954	—	599,954
Accrued interest receivable	4,971	1,012	5,983
Other assets	1,905	45,455	47,360
Total assets	$926,313	$233,159	$1,159,472
Liabilities
Accrued interest payable	$3,644	$—	$3,644
Accrued expenses and other liabilities	253	—	253
Notes, certificates and secured borrowings at fair value	253,395	—	253,395
Payable to securitization note holders	—	—	—
Credit facilities and securities sold under repurchase agreements	405,264	—	405,264
Total liabilities	662,556	—	662,556
Total net assets	$263,757	$233,159	$496,916

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

Consolidated Securitizations

The Company establishes securitization trusts to facilitate the sale of loans and issuance of senior and subordinated securities. If the Company is the primary beneficiary of the trust it is a consolidated VIE and will reflect senior and subordinated securities held by third parties as a “Payable to securitization note holders” in the Company’s Condensed Consolidated Balance Sheets. If subsequently the Company is not the primary beneficiary of the trust, the Company will deconsolidate the VIE.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs at September 30, 2019 and December 31, 2018:

September 30, 2019	Assets	Liabilities	Net Assets
LC Trust	$257,748	$(255,656)	$2,092
Warehouse credit facilities	668,565	(406,900)	261,665
Total consolidated VIEs	$926,313	$(662,556)	$263,757

December 31, 2018	Assets	Liabilities	Net Assets
LC Trust	$657,339	$(656,088)	$1,251
Consolidated Securitizations	297,821	(256,901)	40,920
Warehouse credit facility	483,004	(308,284)	174,720
Total consolidated VIEs	$1,438,164	$(1,221,273)	$216,891

The creditors of the VIEs above have no recourse to the general credit of the Company as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets.

Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs include asset-backed securitizations, Certificate Program transactions and loan sale transactions of unsecured personal loans. The Company has various forms of involvement with VIEs, including servicing of loans and holding senior or subordinated residual interests in the VIEs. The accounting for these transactions is based on a primary beneficiary analysis to determine whether the underlying VIEs should be consolidated. If the VIEs are not consolidated and the transfer of the loans from the Company to the VIE meets sale accounting criteria, then the Company will recognize a gain or loss on sales of loans. The Company considers continued involvement in an unconsolidated VIE insignificant if it is the sponsor and servicer and does not hold other significant variable interests. In these instances, the Company’s involvement with the VIE is in the role as an agent and without significant participation in the economics of the VIE. The Company enters into separate servicing agreements with the VIEs and holds at least 5% of the beneficial interests issued by the VIEs to comply with regulatory risk retention rules. The beneficial interests retained by the Company consist of senior securities and subordinated securities and are accounted for as securities available for sale. In connection with these transactions, we make certain customary representations, warranties and covenants. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” in the Annual Report for additional information.

Investment Fund

The Company has an equity investment in a private fund (Investment Fund) that participates in a family of funds with other unrelated third parties. This family of funds purchases whole loans and interests in loans from the Company, as well as other assets from third parties unrelated to the Company. As of September 30, 2019, the Company had an ownership interest of approximately 23% in the Investment Fund. The Company’s investment is deemed to be a variable interest in the Investment Fund because the Company shares in the expected returns and losses of the Investment Fund. At September 30, 2019, the Company’s investment was $7.9 million, which is recognized in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables summarize unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary at September 30, 2019 and December 31, 2018:

September 30, 2019		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Net Assets
Securitizations	$1,760,518	$88,243	$456	$17,650	$—	$—	$106,349
Certificate Program	2,010,096	98,449	556	19,862	—	—	118,867
Investment Fund	35,219	—	—	7,943	—	—	7,943
Total unconsolidated VIEs	$3,805,833	$186,692	$1,012	$45,455	$—	$—	$233,159

September 30, 2019	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Total Exposure
Securitizations	$88,243	$456	$17,650	$—	$—	$106,349
Certificate Program	98,449	556	19,862	—	—	118,867
Investment Fund	—	—	7,943	—	—	7,943
Total unconsolidated VIEs	$186,692	$1,012	$45,455	$—	$—	$233,159

December 31, 2018		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Net Assets
Securitizations	$1,359,367	$68,338	$958	$11,838	$—	$(57,012)	$24,122
Certificate Program	973,815	48,430	256	9,115	—	—	57,801
Investment Fund	35,157	—	—	8,253	—	—	8,253
Total unconsolidated VIEs	$2,368,339	$116,768	$1,214	$29,206	$—	$(57,012)	$90,176

December 31, 2018	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Total Exposure
Securitizations	$68,339	$958	$11,838	$—	$—	$81,135
Certificate Program	48,431	256	9,115	—	—	57,802
Investment Fund	—	—	8,253	—	—	8,253
Total unconsolidated VIEs	$116,770	$1,214	$29,206	$—	$—	$147,190

“Total VIE Assets” represents the remaining principal balance of loans held by unconsolidated VIEs with respect to securitizations, Certificate Program transactions, and the net assets held by the Investment Fund using the most current information available. “Securities Available for Sale,” “Accrued Interest Receivable,” “Other Assets” and “Accrued Expenses and Other Liabilities” are the balances in the Company’s Condensed Consolidated Balance Sheets related to its involvement with the unconsolidated VIEs. “Other Assets” includes the Company’s servicing

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

assets and servicing receivables and the Company’s equity investment with respect to the Investment Fund. “Total Exposure” refers to the Company’s maximum exposure to loss from its involvement with unconsolidated VIEs. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is extremely remote, such as where the value of interests and any associated collateral declines to zero. Accordingly, this required disclosure is not an indication of expected losses.

The following table summarizes activity related to the unconsolidated securitization trusts and Certificate Program trusts, with the transfers accounted for as a sale on the Company’s condensed consolidated financial statements for the third quarters and first nine months of 2019 and 2018:

Three Months Ended September 30,	2019		2018
	Unconsolidated Securitization Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Securitization Trusts	Unconsolidated Certificate Program Trusts
Principal derecognized from loans securitized or sold	$328,173	$772,734	$299,348	$309,037
Net gains (losses) recognized from loans securitized or sold	$360	$9,174	$530	$3,013
Fair value of senior securities and subordinated securities retained upon settlement (1)	$15,464	$37,803	$14,869	$15,481
Cash proceeds from loans securitized or sold	$298,099	$659,755	$277,509	$297,386
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$4,545	$4,802	$4,040	$1,029
Cash proceeds for interest received on senior securities and subordinated securities	$1,283	$2,045	$742	$441

(1)
For Structured Program transactions, the Company retained senior securities of $21.8 million and $13.5 million for the third quarters of 2019 and 2018, respectively, and subordinated securities of $4.3 million and $1.4 million for the third quarters of 2019 and 2018, respectively.

Nine Months Ended September 30,	2019		2018
	Unconsolidated Securitization Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Securitization Trusts	Unconsolidated Certificate Program Trusts
Principal derecognized from loans securitized or sold	$1,180,048	$1,797,174	$1,300,838	$667,582
Net gains (losses) recognized from loans securitized or sold	$4,114	$20,641	$6,039	$6,050
Fair value of senior securities and subordinated securities retained upon settlement (1)	$57,379	$88,371	$65,653	$33,307
Cash proceeds from loans securitized or sold	$864,949	$1,629,967	$867,875	$638,191
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$12,324	$11,396	$9,533	$1,736
Cash proceeds for interest received on senior securities and subordinated securities	$3,917	$5,280	$2,044	$852

(1)
For Structured Program transactions, the Company retained senior securities of $60.0 million and $57.3 million for the first nine months of 2019 and 2018, respectively, and subordinated securities of $8.1 million and $8.4 million for the first nine months of 2019 and 2018, respectively.

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

As of September 30, 2019, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to structured program transactions was $3.8 billion, of which $133.4 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2018, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to structured program transactions was $2.3 billion, of which $87.1 million was attributable to off-balance sheet loans that were 31 days or more past due.

Retained Interests from Unconsolidated VIEs

The Company and other investors in the subordinated interests issued by securitization trusts and Certificate Program trusts have rights to cash flows only after the investors holding the senior securities issued by the securitization trusts have first received their contractual cash flows. The investors and the securitization trusts have no direct recourse to the Company’s assets, and holders of the securities issued by the securitization trusts can look only to the assets of the securitization trusts that issued their securities for payment. The beneficial interests held by the Company and the Company’s MOA are subject principally to the credit and prepayment risk stemming from the underlying unsecured personal whole loans.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value at September 30, 2019 and December 31, 2018:

September 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$1,237,479	$1,237,479
Loans held for investment by the Company	—	—	4,211	4,211
Loans held for sale by the Company	—	—	710,170	710,170
Securities available for sale:
Asset-backed senior securities and subordinated securities	—	83,463	14,699	98,162
CLUB Certificate asset-backed securities	—	—	88,530	88,530
Other asset-backed securities	—	18,307	—	18,307
Certificates of deposit	—	17,052	—	17,052
Corporate debt securities	—	14,841	—	14,841
Commercial paper	—	9,667	—	9,667
Total securities available for sale	—	143,330	103,229	246,559
Servicing assets	—	—	83,250	83,250
Total assets	$—	$143,330	$2,138,339	$2,281,669

Liabilities:
Notes, certificates and secured borrowings	$—	$—	$1,240,958	$1,240,958
Loan trailing fee liability	—	—	10,583	10,583
Total liabilities	$—	$—	$1,251,541	$1,251,541

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$1,883,251	$1,883,251
Loans held for investment by the Company	—	—	2,583	2,583
Loans held for sale by the Company	—	—	840,021	840,021
Securities available for sale:
Asset-backed senior securities and subordinated securities	—	56,489	11,849	68,338
CLUB Certificate asset-backed securities	—	—	48,430	48,430
Corporate debt securities	—	17,328	—	17,328
Certificates of deposit	—	14,929	—	14,929
Other asset-backed securities	—	11,225	—	11,225
Commercial paper	—	9,720	—	9,720
Other securities	—	499	—	499
Total securities available for sale	—	110,190	60,279	170,469
Servicing assets	—	—	64,006	64,006
Total assets	$—	$110,190	$2,850,140	$2,960,330

Liabilities:
Notes, certificates and secured borrowings	$—	$—	$1,905,875	$1,905,875
Loan trailing fee liability	—	—	10,010	10,010
Total liabilities	$—	$—	$1,915,885	$1,915,885

The Company has elected the fair value option for notes, certificates, secured borrowings, and the loan trailing fee liability. Changes in the fair value of these financial liabilities caused by a change in the Company’s risk are reported in other comprehensive income (OCI). For the third quarter and first nine months of 2019, the amount reported in OCI is zero because these financial liabilities are either payable only upon receipt of cash flows from underlying loans or secured by cash collateral.

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans held for investment and related notes, certificates, and secured borrowings, loans held for sale, loan servicing rights, asset-backed securities related to structured program transactions, and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect our best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the first nine months of 2019 or the year ended December 31, 2018.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair valuation adjustments were recorded through earnings related to Level 3 instruments for the third quarters and first nine months of 2019 and 2018. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques, a change in one input in a certain direction may be offset by an opposite change from another input.

Loans Held for Investment, Notes, Certificates and Secured Borrowings

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held for investment, notes, certificates and secured borrowings at September 30, 2019 and December 31, 2018:

	Loans Held for Investment, Notes, Certificates and Secured Borrowings
	September 30, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	6.4%	13.9%	8.3%	6.3%	16.4%	9.1%
Net cumulative expected loss rates (1)	3.5%	35.0%	11.8%	2.8%	36.9%	12.8%
Cumulative expected prepayment rates (1)	28.2%	38.7%	31.2%	27.8%	40.3%	31.2%

(1)	Expressed as a percentage of the original principal balance of the loan, note, certificate or secured borrowing.

Significant Recurring Level 3 Fair Value Input Sensitivity

At September 30, 2019 and December 31, 2018, the discounted cash flow methodology used to estimate the note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. As demonstrated by the following tables, the fair value adjustments for loans held for investment and loans held for sale were largely offset by the fair value adjustments of the notes, certificates and secured borrowings due to the payment dependent design of the notes, certificates and secured borrowings and because the principal balances of the loans were close to the combined principal balances of the notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans held for investment, loans held for sale, and notes, certificates and secured borrowings measured at fair value on a recurring basis for the third quarters and first nine months of 2019 and 2018:

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2019	$1,605,257	$(92,273)	$1,512,984	$—	$—	$—	$1,605,257	$(87,306)	$1,517,951
Purchases	162,402	—	162,402	697,833	(9,080)	688,753	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(122,515)	—	(122,515)	122,330	—	122,330	—	—	—
Issuances	—	—	—	—	—	—	162,402	—	162,402
Sales	—	—	—	(820,163)	8,814	(811,349)	—	—	—
Principal payments and retirements	(286,106)	—	(286,106)	—	—	—	(408,621)	—	(408,621)
Charge-offs, net of recoveries	(42,433)	29,029	(13,404)	—	—	—	(42,433)	27,347	(15,086)
Change in fair value recorded in earnings	—	(15,882)	(15,882)	—	266	266	—	(15,688)	(15,688)
Balance at September 30, 2019	$1,316,605	$(79,126)	$1,237,479	$—	$—	$—	$1,316,605	$(75,647)	$1,240,958

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2018	$2,538,256	$(179,627)	$2,358,629	$—	$—	$—	$2,553,926	$(176,846)	$2,377,080
Purchases	236,354	8	236,362	680,191	—	680,191	—	—	—
Issuances	—	—	—	—	—	—	236,463	—	236,463
Sales	—	—	—	(680,191)	(981)	(681,172)	—	—	—
Principal payments and retirements	(419,933)	—	(419,933)	—	—	—	(419,898)	7	(419,891)
Charge-offs, net of recoveries	(69,833)	53,054	(16,779)	—	—	—	(69,832)	53,054	(16,778)
Change in fair value recorded in earnings	—	(24,450)	(24,450)	—	981	981	—	(24,558)	(24,558)
Balance at September 30, 2018	$2,284,844	$(151,015)	$2,133,829	$—	$—	$—	$2,300,659	$(148,343)	$2,152,316

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2018	$2,013,438	$(130,187)	$1,883,251	$—	$—	$—	$2,033,258	$(127,383)	$1,905,875
Purchases	522,248	(21)	522,227	1,812,984	(9,548)	1,803,436	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(122,967)	—	(122,967)	122,330	—	122,330	—	—	—
Issuances	—	—	—	—	—	—	522,248	—	522,248
Sales	—	—	—	(1,935,314)	8,034	(1,927,280)	—	—	—
Principal payments and retirements	(944,469)	—	(944,469)	—	—	—	(1,087,256)	14	(1,087,242)
Charge-offs, net of recoveries	(151,645)	110,705	(40,940)	—	—	—	(151,645)	109,012	(42,633)
Change in fair value recorded in earnings	—	(59,623)	(59,623)	—	1,514	1,514	—	(57,290)	(57,290)
Balance at September 30, 2019	$1,316,605	$(79,126)	$1,237,479	$—	$—	$—	$1,316,605	$(75,647)	$1,240,958

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2017	$3,141,391	$(209,066)	$2,932,325	$—	$—	$—	$3,161,080	$(206,312)	$2,954,768
Purchases	774,918	17	774,935	2,624,026	(3,318)	2,620,708	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(1,181)	(22,152)	(23,333)	1,181	22,152	23,333	—	—	—
Issuances	—	—	—	—	—	—	775,441	—	775,441
Sales	—	—	—	(2,625,207)	627	(2,624,580)	—	—	—
Principal payments and retirements	(1,373,600)	—	(1,373,600)	—	—	—	(1,379,179)	101	(1,379,078)
Charge-offs, net of recoveries	(256,684)	207,825	(48,859)	—	—	—	(256,683)	207,825	(48,858)
Change in fair value recorded in earnings	—	(127,639)	(127,639)	—	(19,461)	(19,461)	—	(149,957)	(149,957)
Balance at September 30, 2018	$2,284,844	$(151,015)	$2,133,829	$—	$—	$—	$2,300,659	$(148,343)	$2,152,316

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Invested in by the Company

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans invested in by the Company at September 30, 2019 and December 31, 2018:

	Loans Invested in by the Company
	September 30, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	6.1%	13.8%	8.0%	5.9%	16.7%	9.4%
Net cumulative expected loss rates (1)	3.4%	37.1%	10.6%	2.6%	36.8%	13.2%
Cumulative expected prepayment rates (1)	26.9%	40.8%	31.2%	27.0%	45.5%	32.5%

(1)	Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of loans invested in by the Company to adverse changes in key assumptions as of September 30, 2019 and December 31, 2018, are as follows:

	September 30, 2019	December 31, 2018
Fair value of loans invested in by the Company	$714,381	$842,604
Expected weighted-average life (in years)	1.5	1.4
Discount rates
100 basis point increase	$(9,424)	$(10,487)
200 basis point increase	$(18,650)	$(20,720)
Expected credit loss rates on underlying loans
10% adverse change	$(8,631)	$(11,304)
20% adverse change	$(17,254)	$(22,504)
Expected prepayment rates
10% adverse change	$(2,143)	$(2,422)
20% adverse change	$(4,201)	$(4,785)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans invested in by the Company measured at fair value on a recurring basis for the third quarters and first nine months of 2019 and 2018:

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2019	$6,550	$(1,523)	$5,027	$457,787	$(22,704)	$435,083	$464,337	$(24,227)	$440,110
Purchases	791	(632)	159	1,531,916	—	1,531,916	1,532,707	(632)	1,532,075
Transfers (to) from loans held for investment and/or loans held for sale	304	—	304	(119)	—	(119)	185	—	185
Sales	—	—	—	(1,181,739)	24,093	(1,157,646)	(1,181,739)	24,093	(1,157,646)
Principal payments and retirements	(840)	—	(840)	(65,814)	—	(65,814)	(66,654)	—	(66,654)
Charge-offs, net of recoveries	(1,209)	697	(512)	(6,680)	5,922	(758)	(7,889)	6,619	(1,270)
Change in fair value recorded in earnings	—	73	73	—	(32,492)	(32,492)	—	(32,419)	(32,419)
Balance at September 30, 2019	$5,596	$(1,385)	$4,211	$735,351	$(25,181)	$710,170	$740,947	$(26,566)	$714,381

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2018	$10,761	$(1,140)	$9,621	$535,910	$(20,603)	$515,307	$546,671	$(21,743)	$524,928
Purchases	1,521	(256)	1,265	1,189,737	(602)	1,189,135	1,191,258	(858)	1,190,400
Transfers (to) from loans held for investment and/or loans held for sale	3,011	—	3,011	(3,011)	—	(3,011)	—	—	—
Sales	—	—	—	(1,193,980)	17,598	(1,176,382)	(1,193,980)	17,598	(1,176,382)
Principal payments and retirements	(1,456)	—	(1,456)	(45,265)	—	(45,265)	(46,721)	—	(46,721)
Charge-offs, net of recoveries	(541)	303	(238)	(4,075)	4,048	(27)	(4,616)	4,351	(265)
Change in fair value recorded in earnings	—	(5)	(5)	—	(20,474)	(20,474)	—	(20,479)	(20,479)
Balance at September 30, 2018	$13,296	$(1,098)	$12,198	$479,316	$(20,033)	$459,283	$492,612	$(21,131)	$471,481

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2018	$3,518	$(935)	$2,583	$869,715	$(29,694)	$840,021	$873,233	$(30,629)	$842,604
Purchases	1,961	(1,626)	335	3,564,467	—	3,564,467	3,566,428	(1,626)	3,564,802
Transfers (to) from loans held for investment and/or loans held for sale	5,254	(1,471)	3,783	(4,617)	1,471	(3,146)	637	—	637
Sales	—	—	—	(3,477,485)	86,387	(3,391,098)	(3,477,485)	86,387	(3,391,098)
Principal payments and retirements	(2,295)	—	(2,295)	(197,692)	—	(197,692)	(199,987)	—	(199,987)
Charge-offs, net of recoveries	(2,842)	1,544	(1,298)	(19,037)	17,885	(1,152)	(21,879)	19,429	(2,450)
Change in fair value recorded in earnings	—	1,103	1,103	—	(101,230)	(101,230)	—	(100,127)	(100,127)
Balance at September 30, 2019	$5,596	$(1,385)	$4,211	$735,351	$(25,181)	$710,170	$740,947	$(26,566)	$714,381

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2017	$371,379	$(10,149)	$361,230	$242,273	$(6,448)	$235,825	$613,652	$(16,597)	$597,055
Purchases	4,682	(685)	3,997	3,172,818	(2,734)	3,170,084	3,177,500	(3,419)	3,174,081
Transfers (to) from loans held for investment and/or loans held for sale	(313,328)	22,152	(291,176)	313,328	(22,152)	291,176	—	—	—
Sales	—	—	—	(3,119,245)	62,477	(3,056,768)	(3,119,245)	62,477	(3,056,768)
Principal payments and retirements	(45,770)	—	(45,770)	(120,964)	—	(120,964)	(166,734)	—	(166,734)
Charge-offs, net of recoveries	(3,667)	3,062	(605)	(8,894)	8,843	(51)	(12,561)	11,905	(656)
Change in fair value recorded in earnings	—	(15,478)	(15,478)	—	(60,019)	(60,019)	—	(75,497)	(75,497)
Balance at September 30, 2018	$13,296	$(1,098)	$12,198	$479,316	$(20,033)	$459,283	$492,612	$(21,131)	$471,481

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for asset-backed securities related to structured program transactions at September 30, 2019 and December 31, 2018:

	Asset-Backed Securities Related to Structured Program Transactions
	September 30, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	4.4%	40.0%	10.3%	3.2%	19.6%	8.8%
Net cumulative expected loss rates (1)	6.9%	39.9%	19.7%	6.3%	43.9%	18.4%
Cumulative expected prepayment rates (1)	19.3%	34.1%	29.1%	21.0%	33.0%	30.1%

(1)	Expressed as a percentage of the outstanding collateral balance.

Significant Recurring Level 3 Fair Value Input Sensitivity

The following tables present adverse changes to the fair value sensitivity of asset-backed securities related to structured program transactions to changes in key assumptions at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Asset-Backed Securities Related to Structured Program Transactions
	Senior Securities	Subordinated Securities	CLUB Certificates
Fair value of interests held	$83,463	$14,699	$88,530
Expected weighted-average life (in years)	1.1	1.3	1.1
Discount rates
100 basis point increase	$(786)	$(204)	$(851)
200 basis point increase	$(1,559)	$(373)	$(1,681)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(1,394)	$(2,144)
20% adverse change	$—	$(2,826)	$(4,329)
Expected prepayment rates
10% adverse change	$—	$(635)	$(657)
20% adverse change	$—	$(1,259)	$(1,301)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	December 31, 2018
	Asset-Backed Securities Related to Structured Program Transactions
	Senior Securities	Subordinated Securities	CLUB Certificates
Fair value of interests held	$56,489	$11,849	$48,430
Expected weighted-average life (in years)	1.0	1.3	1.2
Discount rates
100 basis point increase	$(526)	$(149)	$(472)
200 basis point increase	$(1,032)	$(293)	$(932)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(1,573)	$(1,070)
20% adverse change	$—	$(3,159)	$(2,112)
Expected prepayment rates
10% adverse change	$—	$(786)	$(291)
20% adverse change	$—	$(1,599)	$(562)

Fair Value Reconciliation

The following table presents additional information about Level 3 asset-backed subordinated securities related to Company-sponsored Structured Program transactions measured at fair value on a recurring basis for the third quarters and first nine months of 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fair value at beginning of period	$95,821	$28,727	$60,279	$10,029
Additions	31,597	16,836	85,944	41,641
Redemptions	(8,861)	(417)	(8,861)	(2,742)
Cash received	(13,385)	(3,075)	(31,791)	(4,362)
Change in unrealized gain (loss)	(768)	718	140	347
Other-than-temporary impairment	(1,175)	(165)	(2,482)	(2,289)
Fair value at end of period	$103,229	$42,624	$103,229	$42,624

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets at September 30, 2019 and December 31, 2018:

	Servicing Assets
	September 30, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	3.9%	15.7%	8.7%	4.8%	16.7%	9.0%
Net cumulative expected loss rates (1)	3.6%	36.5%	12.2%	2.8%	38.7%	12.5%
Cumulative expected prepayment rates (1)	27.2%	40.8%	31.9%	13.9%	42.9%	31.9%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.66%	0.66%	0.66%	0.66%	0.66%	0.66%

(1)	Expressed as a percentage of the original principal balance of the loan.

(2)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

Significant Recurring Level 3 Fair Value Input Sensitivity

The Company’s selection of the most representative market servicing rates for servicing assets is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets, calculated using different market servicing rate assumptions as of September 30, 2019 and December 31, 2018:

Servicing Assets	September 30, 2019	December 31, 2018
Weighted-average market servicing rate assumptions	0.66%	0.66%
Change in fair value from:
Servicing rate increase by 0.10%	$(13,577)	$(10,878)
Servicing rate decrease by 0.10%	$13,579	$10,886

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis for the third quarters and first nine months of 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fair value at beginning of period	$78,714	$50,984	$64,006	$33,676
Issuances (1)	21,042	16,308	55,588	44,476
Change in fair value, included in investor fees	(16,849)	(9,194)	(39,954)	(22,253)
Other net changes included in deferred revenue	343	2,062	3,610	4,261
Fair value at end of period	$83,250	$60,160	$83,250	$60,160

(1)	Represents the gains or losses on sales of the related loans.

Loan Trailing Fee Liability

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan trailing fee liability at September 30, 2019 and December 31, 2018:

	Loan Trailing Fee Liability
	September 30, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	3.9%	15.7%	9.5%	4.8%	16.7%	9.5%
Net cumulative expected loss rates (1)	3.5%	36.4%	14.3%	2.8%	38.7%	14.0%
Cumulative expected prepayment rates (1)	27.8%	40.8%	32.5%	16.5%	43.1%	32.2%

(1)	Expressed as a percentage of the original principal balance of the loan.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents additional information about Level 3 loan trailing fee liability measured at fair value on a recurring basis for the third quarters and first nine months of 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fair value at beginning of period	$10,224	$9,388	$10,010	$8,432
Issuances	2,152	1,994	5,552	5,838
Cash payment of Loan Trailing Fee	(2,015)	(1,769)	(5,920)	(4,974)
Change in fair value, included in Origination and Servicing	222	243	941	560
Fair value at end of period	$10,583	$9,856	$10,583	$9,856

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value at September 30, 2019 and December 31, 2018:

September 30, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$199,950	$—	$199,950	$—	$199,950
Restricted cash (1)	275,136	—	275,136	—	275,136
Servicer reserve receivable	120	—	120	—	120
Deposits	859	—	859	—	859
Total assets	$476,065	$—	$476,065	$—	$476,065
Liabilities:
Accrued expenses and other liabilities	$22,566	$—	$—	$22,566	$22,566
Accounts payable	15,490	—	15,490	—	15,490
Payables to investors	117,698	—	117,698	—	117,698
Credit facilities and securities sold under repurchase agreements	509,107	—	43,844	465,263	509,107
Total liabilities	$664,861	$—	$177,032	$487,829	$664,861

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2018	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$372,974	$—	$372,974	$—	$372,974
Restricted cash (1)	271,084	—	271,084	—	271,084
Servicer reserve receivable	669	—	669	—	669
Deposits	1,093	—	1,093	—	1,093
Total assets	$645,820	$—	$645,820	$—	$645,820
Liabilities:
Accrued expenses and other liabilities	$18,483	$—	$—	$18,483	$18,483
Accounts payable	7,104	—	7,104	—	7,104
Payables to investors	149,052	—	149,052	—	149,052
Payable to securitization note holders	256,354	—	256,354	—	256,354
Credit facilities and securities sold under repurchase agreements	458,802	—	57,012	401,790	458,802
Total liabilities	$889,795	$—	$469,522	$420,273	$889,795

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	September 30, 2019	December 31, 2018
Internally developed software (1)	$152,103	$141,233
Leasehold improvements	39,514	31,109
Computer equipment	25,854	24,204
Purchased software	11,280	10,139
Furniture and fixtures	9,876	8,468
Construction in progress	4,154	4,106
Total property, equipment and software	242,781	219,259
Accumulated depreciation and amortization	(125,539)	(105,384)
Total property, equipment and software, net	$117,242	$113,875

(1)	Includes $20.4 million and $10.3 million of development in progress as of September 30, 2019 and December 31, 2018, respectively.
Depreciation and amortization expense on property, equipment and software was $12.8 million and $38.8 million for the third quarter and first nine months of 2019, respectively. Depreciation and amortization expense on property, equipment and software was $12.3 million and $33.8 million for the third quarter and first nine months of 2018, respectively. The Company recorded impairment expense on its internally developed software of $0.2 million and $2.5 million for the third quarter and first nine months of 2019, respectively. The Company recorded impairment expense on its internally developed software of $2.4 million and $3.2 million for the third quarter and first nine months of 2018, respectively. The Company records impairment expense on its internally developed software in “Engineering and product development” expense in the Condensed Consolidated Statements of Operations.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

10. Other Assets

Other assets consist of the following:

	September 30, 2019	December 31, 2018
Operating lease assets (1)	$96,259	$—
Loan servicing assets, at fair value (2)	83,250	64,006
Accounts receivable	16,611	19,322
Prepaid expenses	16,136	25,598
Other investments	8,443	8,503
Deferred financing costs	2,066	2,117
Other	6,581	5,421
Total other assets	$229,346	$124,967

(1)
The Company adopted ASU 2016-02, Leases, as of January 1, 2019 and has elected not to restate comparative periods presented in the condensed consolidated financial statements. For additional information, see “Note 2. Summary of Significant Accounting Policies” and “Note 17. Leases.”

(2)	Loans underlying loan servicing rights had a total outstanding principal balance of $13.5 billion and $10.9 billion as of September 30, 2019 and December 31, 2018, respectively.

11. Intangible Assets and Goodwill

Intangible Assets

Intangible assets net of accumulated amortization was $15.4 million and $18.0 million at September 30, 2019 and December 31, 2018, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2019 was $0.8 million and $2.7 million, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2018 was $0.9 million and $2.9 million, respectively.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

12. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2019	December 31, 2018
Operating lease liabilities (1)	$114,957	$—
Accrued expenses	54,955	42,507
Accrued compensation	28,590	36,105
Transaction fee refund reserve	23,015	19,543
Contingent liabilities (2)	15,000	12,750
Deferred revenue	13,314	9,420
Loan trailing fee liability, at fair value	10,583	10,010
Payable to issuing banks	2,245	1,182
Deferred rent (1)	—	16,211
Other	5,412	4,390
Total accrued expenses and other liabilities	$268,071	$152,118

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

The Warehouse Facilities contain certain covenants. As of September 30, 2019, the Company was in material compliance with all applicable covenants under the respective credit agreements.

As of September 30, 2019 and December 31, 2018, the Company had $405.3 million and $306.8 million in aggregate debt outstanding under the Warehouse Facilities, respectively, with collateral consisting of loans at fair value of $600.0 million and $453.0 million included in “Loans held for sale by the Company at fair value,” respectively, and restricted cash of $64.1 million and $25.2 million included in the Condensed Consolidated Balance Sheets, respectively.

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

The Revolving Facility contains certain covenants. As of September 30, 2019, the Company was in material compliance with all applicable covenants in the credit and guaranty agreement.

The Company had $60.0 million and $95.0 million in debt outstanding under the Revolving Facility as of September 30, 2019 and December 31, 2018, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Repurchase Agreements

On August 8, 2018 and November 8, 2018, the Company entered into master repurchase agreements, pursuant to which the Company may sell securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. The Company is subject to margin calls based on the fair value of the collateral pledged. As of September 30, 2019 and December 31, 2018, the Company had $43.8 million and $57.0 million in aggregate debt outstanding under its repurchase agreements, respectively, with contractual repurchase dates ranging from November 20, 2019 to July 15, 2026, which correspond to either a set repurchase schedule or to the maturity dates of the underlying securities which have been sold, and which have a weighted-average estimated life of approximately one year. Such debt is included in “Credit facilities and securities sold under repurchase agreements” on the Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, the Company had $51.3 million and $64.1 million, respectively, of underlying assets pledged as collateral.

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

As of September 30, 2019, the fair value of the secured borrowings was $30.9 million, secured by loans at fair value of $27.4 million included in “Loans held for investment at fair value” in the Condensed Consolidated Balance Sheets. As of December 31, 2018, the fair value of the secured borrowings was $80.6 million, secured by loans at fair value of $76.5 million included in “Loans held for investment at fair value” in the Condensed Consolidated Balance Sheets. Changes in the fair value of the secured borrowings are partially offset by the associated loan participations, and the net effect results in changes in fair value of the credit support agreement through earnings. As of September 30, 2019 and December 31, 2018, the fair value of this credit support agreement was $3.5 million and $2.8 million. The fair value of the credit support agreement is equal to the present value of the probability-weighted

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

estimate of expected payments over a range of loss scenarios. See “Note 6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings” for additional information.

15. Employee Incentive Plans

The Company’s 2014 Equity Incentive Plan (EIP) provides for granting awards, including restricted stock units (RSUs), performance-based restricted stock units (PBRSUs) and stock options to employees, officers and directors.

Stock-based compensation expense was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
RSUs and PBRSUs	$17,543	$17,758	$54,587	$49,924
Stock options	552	1,580	1,827	6,135
ESPP	—	433	484	1,310
Total stock-based compensation expense	$18,095	$19,771	$56,898	$57,369

The following table presents the Company’s stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales and marketing	$1,505	$1,791	$4,616	$5,674
Origination and servicing	852	1,104	2,622	3,278
Engineering and product development	4,737	5,332	15,443	16,075
Other general and administrative	11,001	11,544	34,217	32,342
Total stock-based compensation expense	$18,095	$19,771	$56,898	$57,369

The Company capitalized $1.4 million and $5.0 million of stock-based compensation expense associated with developing software for internal use during the third quarter and first nine months of 2019, respectively. The Company capitalized $2.2 million and $7.1 million of stock-based compensation expense associated with developing software for internal use during the third quarter and first nine months of 2018, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs during the first nine months of 2019:

	Number of Units (1)	Weighted- Average Grant Date Fair Value (1)
Unvested at December 31, 2018	8,639,802	$20.23
Granted	6,608,814	$15.45
Vested	(2,606,317)	$20.84
Forfeited/expired	(2,469,504)	$18.70
Unvested at September 30, 2019	10,172,795	$17.34

(1)	Amounts have been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

During the first nine months of 2019, the Company granted 6,608,814 RSUs with an aggregate fair value of $102.1 million.

As of September 30, 2019, there was $165.3 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 2.9 years.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

During the first quarter of 2019, the Company expanded the use of its PBRSU program to nearly all of the executive team. The following table summarizes the activities for the Company’s PBRSUs during the first nine months of 2019:

	Number of Units (1)	Weighted- Average Grant Date Fair Value (1)
Unvested at December 31, 2018	254,643	$18.54
Granted	373,810	$16.42
Vested	(79,042)	$19.42
Forfeited/expired (2)	(59,088)	$17.32
Unvested at September 30, 2019	490,323	$16.93

(1)	Amounts have been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

(2)	Represents the portion of PBRSUs granted in 2018 that were unearned as a result of not achieving certain pre-established performance metrics during the performance period.

For the third quarter and first nine months of 2019, the Company recognized $1.0 million and $3.5 million in stock-based compensation expense related to PBRSUs, respectively. For the third quarter and first nine months of 2018, the Company recognized $0.7 million and $2.0 million in stock-based compensation expense related to PBRSUs, respectively.

As of September 30, 2019, there was $5.4 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 1.9 years.

Employee Stock Purchase Plan

In connection with the Company’s cost structure simplification efforts, future purchases through the Company’s employee stock purchase plan (ESPP) were suspended effective upon the completion of the most recent offering period on May 10, 2019.

16. Income Taxes

For the third quarter and first nine months of 2019, the Company recorded an income tax expense of $97 thousand and an income tax benefit of $341 thousand, respectively. For the third quarter and first nine months of 2018, the Company recorded income tax benefit of $38 thousand and income tax expense of $25 thousand, respectively. The income tax expense in the third quarter of 2019 is comprised primarily of the tax effects of unrealized losses recorded to other comprehensive income associated with the Company’s available for sale portfolio. The income tax benefit in the first nine months of 2019 is comprised primarily of the tax effects of the year-to-date unrealized gains recorded to other comprehensive income associated with the Company's available for sale portfolio.

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

17. Leases

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space in the Salt Lake City area and Westborough, Massachusetts. As of September 30, 2019, the lease agreements have remaining lease terms ranging from two years to ten years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years and some of them include options to terminate the lease with six months’ prior notice. In addition, the Company is the sublessor of a portion of its office space in San Francisco, with lease terms ranging from two years to three years. As of September 30, 2019, the Company pledged $0.8 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

Supplemental balance sheet information as of September 30, 2019 related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	September 30, 2019
Operating lease assets	Other assets	$96,259
Operating lease liabilities (1)	Accrued expenses and other liabilities	$114,957

(1)
The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent, which prior to January 1, 2019 was included as a separate liability within Accrued expenses and other liabilities.

Components of net lease costs for the third quarter and first nine months of 2019 and 2018 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Net Lease Costs	Income Statement Classification	2019	2018	2019	2018
Operating lease costs (1)	Other general and administrative expense	$(4,617)	$(4,284)	$(14,788)	$(12,871)
Sublease revenue	Other revenue	1,175	77	3,198	232
Net lease costs		$(3,442)	$(4,207)	$(11,590)	$(12,639)

(1)
Includes variable lease costs of $0.4 million and $0.2 million for the third quarters of 2019 and 2018, respectively. Includes variable lease costs of $1.2 million and $0.5 million for the first nine months of 2019 and 2018, respectively.

Supplemental cash flow information for the third quarter and first nine months of 2019 related to the Company’s operating leases was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Non-cash operating activity:
Leased assets obtained in exchange for new operating lease liabilities (1)	$—	$15,277

(1)	Represents non-cash activity and, accordingly, is not reflected in the Condensed Consolidated Statements of Cash Flows.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company’s future minimum undiscounted lease payments under operating leases and anticipated sublease revenue as of September 30, 2019 were as follows:

	Operating Lease Payments	Sublease Revenue	Net
2019	$4,323	$(1,325)	$2,998
2020	18,219	(6,373)	11,846
2021	18,649	(6,564)	12,085
2022	15,010	(2,908)	12,102
2023	11,663	—	11,663
Thereafter	86,499	—	86,499
Total lease payments	$154,363	$(17,170)	$137,193
Discount effect	39,406
Present value of future minimum lease payments	$114,957

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (in years)	9.83
Weighted-average discount rate	5.74%

18. Commitments and Contingencies

Operating Lease Commitments

For discussion regarding the Company’s operating lease commitments, see “Note 17. Leases.”

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, which serves as the Company’s primary issuing bank for loans facilitated through the Company’s platform, WebBank retains ownership of the loans it originates for two business days after origination. As part of this arrangement, the Company is committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of September 30, 2019 and December 31, 2018, the Company was committed to purchase loans with an outstanding principal balance of $98.6 million and $55.9 million at par, respectively.

Loan Repurchase Obligations

The Company is generally required to repurchase loans or interests therein in the event of identity theft or certain other types of fraud on the part of the borrower. The Company may also repurchase loans or interests therein in connection with certain customer accommodations. In connection with certain whole loan and Certificate Program sales, as well as to facilitate access to securitization markets, the Company has agreed to repurchase loans if representations and warranties made with respect to such loans are breached under certain circumstances. In the case of certain securitization transactions, the Company has also agreed to repurchase or substitute loans for which a borrower fails to make the first payment due under a loan. The Company believes such provisions are customary and consistent with institutional loan and securitization market standards.

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

As a result of the loan repurchase obligations described above, the Company repurchased $4.2 million and $2.4 million in loans or interests therein during the first nine months of 2019 and 2018, respectively.

Purchase Commitments

As required by applicable regulations, the Company must make firm offers of credit with respect to prescreened direct mail it sends out to prospective applicants provided such applicants continue to meet the credit worthiness criteria which were used to screen them at the time of their application. If such loans are accepted by the applicants but not otherwise funded by investors on the platform, the Company is required to facilitate funding for the loans directly with its issuing bank partners. The Company was not required to purchase any such loans during the first nine months of 2019. Additionally, loans in the process of being facilitated through the Company’s platform and originated by the Company’s issuing bank partner at September 30, 2019, were substantially funded in October 2019. As of the date of this report, no loans remained without investor commitments and the Company was not required to purchase any of these loans.

In addition, if neither the Company nor Springstone can arrange for other investors to invest in or purchase loans that Springstone facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner, the Company and Springstone are contractually committed to purchase these loans. As of both September 30, 2019 and December 31, 2018, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s Condensed Consolidated Balance Sheets. During the first nine months of 2019, the Company was required to purchase $32.4 million of loans facilitated by Springstone. These purchased loans are held on the Company’s Condensed Consolidated Balance Sheets and have a fair value of $40.5 million and $26.6 million as of September 30, 2019 and December 31, 2018, respectively. The Company believes it will be required to purchase additional loans facilitated by Springstone in 2019 as it seeks to arrange for other investors to invest in or purchase these loans.

Credit Support Agreement

The Company is subject to a credit support agreement with Cirrix Capital (Investment Fund). The credit support agreement requires the Company to pledge and restrict cash in support of its contingent obligation to reimburse the Investment Fund for net credit losses on loans underlying the Investment Fund’s certificates that are in excess of a specified, aggregate net loss threshold. On April 14, 2017, the credit support agreement was terminated effective December 31, 2016. However, the Company remains subject to the credit support agreement for credit losses on loans underlying the Investment Fund’s certificates that were issued on or prior to December 31, 2016. The Company pledged and restricted cash in the amount of $0.2 million and $0.8 million as of September 30, 2019 and December 31, 2018, respectively, to support this contingent obligation. The Company’s maximum exposure to loss under this credit support agreement was limited to $6.0 million as of September 30, 2019 and December 31, 2018, for which no liability was accrued as of September 30, 2019 or December 31, 2018.

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

Derivative Lawsuits

In May 2016 and August 2016, respectively, two putative shareholder derivative actions were filed (Avila v. Laplanche, et al., No. CIV538758 and Dua v. Laplanche, et al., CGC-16-553731) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. Both actions were voluntarily dismissed without prejudice. On December 14, 2016, another putative shareholder derivative action was filed in the Delaware Court of Chancery (Steinberg, et al. v. Morris, et al., C.A. No. 12984-CB), against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. In addition, on August 18, 2017, another putative shareholder derivative action was filed in the Delaware Court of Chancery (Fink, et al. v. Laplanche, et al., C.A. No. 2017-0600). These matters arise from claims that the Board allegedly breached its fiduciary duty by failing to provide adequate oversight over the Company’s practices and procedures, and purport to plead derivative claims under Delaware law. The Court ultimately consolidated the cases, selecting the Steinberg plaintiffs as lead plaintiffs, and designating the Steinberg complaint as the operative complaint (consolidated Delaware matter). In June 2018, the Company and the individual defendants brought a motion to dismiss the consolidated Delaware matter on demand futility grounds or in the alternative to stay the matter. Defendants in the consolidated Delaware matter later consented to the filing of a supplemental consolidated complaint in the case, and the plaintiffs filed that supplemental complaint on January 11, 2019. The Company and individual defendants in the case filed motions to dismiss the supplemental complaint on February 22, 2019. A hearing on these motions was held on July 17, 2019. On October 31, 2019, the Court issued a ruling dismissing the supplemental complaint for failure to plead that a majority of the directors on the Company’s board would have been unable to impartially consider a pre-suit demand. As of the date of this Report, it is unclear whether plaintiffs will appeal this decision.

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

On April 25, 2018, the FTC filed a complaint in the Northern District of California (FTC v. LendingClub Corporation, No. 3:18-cv-02454) alleging causes of action for violations of the FTC Act, including claims of deception in connection with disclosures related to the origination fee associated with loans available through the Company’s platform, and in connection with communications relating to the likelihood of loan approval during the application process, and a claim of unfairness relating to certain unauthorized charges to borrowers’ bank accounts. The FTC’s complaint also alleged a violation of the Gramm-Leach-Bliley Act regarding the Company’s practices in delivering its privacy notice. In June 2018, the Company brought a motion to dismiss the FTC’s complaint, which was heard on September 13, 2018. In an order dated October 3, 2018, the Court denied the motion in part and granted the motion in part, providing the FTC with leave to amend its pleadings. On October 22, 2018, the FTC filed an amended complaint which reasserted the same causes of action from the original complaint. On November 13, 2018, the Company filed an answer to the amended complaint. The FTC subsequently filed a motion seeking to strike certain affirmative defenses pled in the answer and the Company filed an opposition to the motion. On April 29, 2019, the Court issued a ruling denying the FTC’s motion in part and granting it in part and allowing the Company to replead certain of the affirmative defenses that were the subject of the FTC’s motion. The Company filed an amended answer in the case on May 29, 2019. Discovery in the case is ongoing. The Court has issued a pretrial scheduling order that sets various deadlines in the case, including a June 22, 2020 trial commencement date. The Company denies, and will continue to vigorously defend against, the claims asserted in this case. Notwithstanding the Company’s vigorous defense, the Company and the FTC have participated in voluntary settlement conferences and may engage in additional settlement discussions. No assurances can be given as to the timing, outcome or consequences of this matter.

Class Action Lawsuits Following Announcement of FTC Litigation

In May 2018, following the announcement of the FTC’s litigation against the Company, putative shareholder class action litigation was filed in the U.S. District Court of the Northern District of California (Veal v. LendingClub Corporation et.al., No. 5:18-cv-02599) against the Company and certain of its current and former officers and directors alleging violations of federal securities laws in connection with the Company’s description of fees and

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

compliance with federal privacy law in securities filings. The Court appointed lead plaintiffs and lead counsel for the litigation in November 2018. On January 7, 2019, the lead plaintiffs filed a consolidated amended class action complaint which asserts the same causes of action as the original complaint and adds additional allegations. On March 8, 2019, the Company and the individual defendants in the case filed motions to dismiss the consolidated amended class action complaint. A hearing on these motions was held on September 26, 2019. On November 4, 2019, the Court issued a written order granting defendants’ motions to dismiss with leave to amend. Any amended complaint must be filed by December 19, 2019. This lawsuit is in the early stages. The Company denies and will vigorously defend against the allegations. No assurances can be given as to the timing, outcome or consequences of this matter.

In July 2019, a putative class action lawsuit was filed against the Company in federal court in the State of New York (Shron v. LendingClub Corp., 1:19-cv-06718) alleging various claims including fraud, unjust enrichment, breach of contract, and violations of the federal Truth-in-Lending Act and New York General Business Law sections 349 and 350, et seq., based on allegations, among others, that the Company made misleading or inadequate statements or omissions in relation to the total cost and origination fee associated with loans available through the Company’s platform. The plaintiff seeks to represent classes of similarly situated individuals in the lawsuit. The Company has filed a motion to compel arbitration of plaintiff’s claims on an individual basis. The timing of a ruling on that motion is unclear. This matter is in the early stages. The Company denies and will vigorously defend against the allegations. No assurances can be given as to the timing, outcome or consequences of this matter.

Derivative Lawsuits Following FTC Litigation

In July 2018, a putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Baron v. Sanborn, et al. No. 3:18-cv-04391) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action is based on allegations that the individuals breached their fiduciary duties to the Company and violated federal securities laws by, among other things, permitting the actions alleged in the FTC litigation and the description of fees and other practices in the Company’s securities filings. In January 2019, a second putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Cheekatamarla v. Sanborn, et al., No. 3:19-cv-00563) against certain of the Company’s current officers and directors and naming the Company as a nominal defendant. Like the Baron action, this action is based on allegations that the individuals breached their fiduciary duties to the Company and violated federal securities laws by, among other things, permitting the actions alleged in the FTC litigation and the description of fees and other practices in the Company’s securities filings. Pursuant to a stipulation by the parties in both of these derivative cases, the Court consolidated the two cases and stayed the consolidated action pending further developments in Veal. In September 2019, co-lead counsel for plaintiffs in the consolidated action filed a notice and proposed order to lift the temporary stay and the Court issued an order lifting the stay. Subsequent to this order, the case was reassigned and the new Court issued an order staying the consolidated action pending resolution of the Veal action. No assurances can be given as to the timing, outcome or consequences of this consolidated matter.

In August 2019, a putative shareholder derivative action was filed in the Court of Chancery for the State of Delaware (Fisher v. Sanborn, et al., Case No. 2019-0631) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This lawsuit advances allegations similar to those in the consolidated Baron/Cheekatamarla actions and the Veal action discussed above and accuses the individual defendants of breaching their fiduciary duties by failing to adequately monitor the Company and prevent it from engaging in the purported regulatory violations alleged by the FTC and by causing the Company to make allegedly false and misleading public statements (as alleged in the Veal action). The lawsuit also alleges that certain of the individual defendants breached their fiduciary duties by selling Company shares while in possession of material, non-public information. On October 11, 2019, the Company and the individual defendants filed a motion

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

to dismiss the complaint. A hearing on the motion is expected in January 2020. No assurances can be given as to the timing, outcome or consequences of this matter.

Regulatory Investigation by the State of Massachusetts

In June 2018, the Company received a civil investigative demand from the office of the Attorney General of the State of Massachusetts. The investigation relates to the advertisement, provision and servicing of personal loans to Massachusetts’ consumers facilitated by the Company. The Company is cooperating with the investigation. The Company and the Attorney General’s Office have recently communicated regarding questions and concerns the Attorney General’s Office has regarding the Company’s compliance with the Massachusetts Small Loan Law and the Small Loan Rate Order promulgated under it. The Attorney General’s Office has also sent additional information requests to the Company. The Company has reached a tentative resolution of this matter with the Attorney General’s Office, the terms of which are not material to the Company’s financial position or results of operations.

Regulatory Investigation by the Alaska Division of Banking and Securities

In the fourth quarter of 2018, the Company received a letter from the Alaska Division of Banking and Securities (Division) notifying it of an investigation by the Division into possible violations by the Company of the Alaska Small Loan Act. The Company has cooperated with the Division in connection with the investigation and has also notified the Division and the Alaska Department of Law of its position that the Company is not subject to the Alaska Small Loan Act. Although this matter is in the early stages, as of the date of this Report, the Company has not received any further communication since January 2019 from the Division on this matter. No assurances can be given as to the timing, outcome or consequences of this matter.
Regulatory Examinations and Actions Relating to the Company’s Business Practices and Licensing

The Company has been subject to periodic inquiries and enforcement actions brought by federal and state regulatory agencies relating to the Company’s business practices, the required licenses to operate its business, and its manner of operating in accordance with the requirements of its licenses. In the past, the Company has successfully resolved inquiries in a manner that was not material to its results of financial operations in any period and that did not materially limit the Company’s ability to conduct its business.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Putative Class Actions

In December 2017, a putative class action lawsuit was filed against the Company in the State of Nevada (Moses v. LendingClub Corporation, 2:17-cv-03071-JAD-PAL) alleging violations of the federal Fair Credit Reporting Act. The complaint alleged that the Company improperly accessed the credit report of the plaintiff, who had formerly had a loan serviced by the Company. The complaint further alleged, on information and belief, that the Company improperly accessed credit reports of other similarly situated individuals. The Company filed a motion to compel arbitration on the grounds that the plaintiff waived the right to bring a class action and must individually arbitrate any claim. On February 6, 2019, the Court issued an order granting this motion, dismissed the putative class action without prejudice, and ordered the parties to arbitrate the plaintiff’s claim. As of the date of this Report, the plaintiff has not initiated arbitration. The Company denies the plaintiff’s claim and is prepared to vigorously defend against it in the event the plaintiff initiates an arbitration following the Court’s recent order. No assurances can be given as to the timing, outcome or consequences of this matter.

In March 2019, a putative class action lawsuit was filed against the Company in the State of Florida (Plouffe v. LendingClub Corporation, 0:19-cv-60715-FAM) alleging violations of the federal Fair Credit Reporting Act. The complaint alleged that the Company made unauthorized credit report inquiries relating to the plaintiff following the receipt of a bankruptcy discharge by the plaintiff. The plaintiff sought to represent a class of similarly situated individuals in the lawsuit. In May 2019, the parties agreed to submit all claims in the case to binding arbitration and to stay all court proceedings pending the outcome of the arbitration. The parties have reached a resolution of this matter, the terms of which are not material to the Company’s financial position or results of operations, and the case has been dismissed.

In September 2018, a lawsuit was filed against the Company in the State of New York (Accardo v. Lending Club, et al., 2:18-cv-05030-JS-AKT) asserting an individual claim under the federal Fair Credit Reporting Act against the Company. In early 2019, the plaintiff filed a motion for leave to amend his complaint in the case to assert a putative class claim under the Fair Credit Reporting Act. The plaintiff’s proposed amended complaint contends that LendingClub failed to conduct a reasonable investigation into plaintiff’s identity theft dispute and plaintiff seeks to represent a class of similarly situated individuals. The Company filed an opposition to plaintiff’s motion for leave to amend and also filed a motion to compel arbitration of plaintiff’s claim against the Company on an individual basis. The Court has denied the Company’s motion to compel arbitration and has ordered a trial on whether an arbitration agreement exists between the Company and Plaintiff. The Court also denied without prejudice Plaintiff’s motion for leave to amend. The parties are working to comply with the Court order. The Company denies and will vigorously defend against the allegations. No assurances can be given as to the timing, outcome or consequences of this matter.

California Private Attorneys General Lawsuit

In September 2018, a putative action under the California Private Attorney General Act was brought against the Company in the California Superior Court (Brott v. LendingClub Corporation, et al., CGC-18-570047) alleging violations of the California Labor Code. The complaint by a former employee alleges that the Company improperly failed to pay certain hourly employees for all wages owed, pay the correct rate of pay including overtime, and provide accurate wage statements. The lawsuit alleges that the plaintiff and aggrieved employees are entitled to recover civil penalties under the California Labor Code. On January 11, 2019, the Company filed a petition to compel arbitration of the plaintiff’s claims and stay the litigation pending a ruling on the motion and arbitration of the matter. Pursuant to the parties’ stipulation, in March 2019, the Court issued an order staying the lawsuit pending the parties’ participation in a mediation in September 2019. The parties have reached a resolution of this matter, the terms of which are not material to the Company’s financial position or results of operations. The resolution will require court approval and the parties will work to finalize a written settlement agreement and will thereafter seek the Court’s approval of the negotiated resolution.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Certain Financial Considerations Relating to Litigation and Investigations

With respect to the matters discussed above, the Company had $15.0 million and $12.8 million in accrued contingent liabilities at September 30, 2019 and December 31, 2018, respectively. The increase in accrued contingent liabilities as of September 30, 2019 compared to December 31, 2018 was primarily related to litigation and regulatory matters of $3.0 million in the first nine months of 2019, which is included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations.

Class action and regulatory litigation expense related to significant governmental and regulatory investigations following the internal board review described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Board Review” contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, was $9.7 million and $35.5 million for the third quarter and first nine months of 2018, respectively. This expense is included in “Class action and regulatory litigation expense” on the Company’s Condensed Consolidated Statements of Operations. The Company had no class action and regulatory litigation expense during the third quarter and first nine months of 2019.

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

As of September 30, 2019, the Company had a $7.9 million investment and an approximate 23% ownership interest in an Investment Fund, a private fund that participates in a family of funds with other unrelated third parties. This family of funds purchases whole loans and interests in loans from the Company, as well as other assets from third parties unrelated to the Company. The Company’s investment in the Investment Fund is recorded in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

During the first nine months of 2019, the family of funds purchased $77 thousand of whole loans. During the first nine months of 2019, the Company earned $74 thousand in investor fees from this family of funds, and paid interest of $684 thousand on the funds’ interests in whole loans. The Company believes that the investor fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

21. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2019, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined no additional subsequent events were required to be recognized or disclosed.

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

The transaction fees we receive from issuing banks in connection with our lending marketplace’s role in facilitating loan originations range from 0% to 6% of the initial principal amount of the loan. Alternatively, for education and patient finance loans, we collect fees from issuing banks and from the related education and patient service providers.

Investor fees paid to us vary based on investment channel. Whole loan purchasers pay a monthly fee of up to 1.3% per annum and Structured Program investors pay a monthly fee of up to 1%, which is generally based on the month-end principal balance of loans serviced by us. Note investors generally pay us a fee equal to 1% of payment amounts received from the borrower. Certificate holders generally pay a monthly fee of up to 1.2% per annum of the month-end balance of assets under management or the month-end balance of unpaid principal of the underlying certificate. Investor fees may also vary based on the delinquency status of the loan.

Loans facilitated through our lending marketplace are funded by the sale of whole loans to banks and other institutional investors, the sale of whole loans facilitated through our Structured Programs, the issuance of notes to our self-directed retail investors, or funded directly by the Company with its own capital. The Company’s Structured Program transactions include i) asset-backed securitization transactions and ii) Certificate Program transactions. Certificate Program transactions include CLUB Certificate and Levered Certificate transactions.

In connection with asset-backed securitizations, the Company is the sponsor and establishes securitization trusts to ultimately purchase the loans from the Company and/or third-party whole loan investors. Securities issued from our asset-backed securitizations are senior or subordinated based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. The assets are transferred into a trust such that the assets are legally isolated from the creditors of the Company and are not available to satisfy obligations of the Company. These assets can

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

only be used to settle obligations of the underlying securitization trusts. As the sponsor for securitization transactions, the Company manages the completion of the transaction and earns fees from third-party participants.

In addition, the Company sponsors the sale of unsecured personal whole loans through the issuance of certificate securities under our Certificate Program. The Certificate securities are collateralized by loans transferred to a series of a master trust and trade in the over-the-counter market with a CUSIP. The sale of certificates results in more liquidity and demand for our unsecured personal loans. The assets are transferred into a trust such that the assets are legally isolated from the creditors of the Company and are not available to satisfy the obligations of the Company. These assets can only be used to settle obligations of the underlying Certificate Program trusts. The CLUB Certificate issued securities are pass-through securities of which each owner has an undivided and equal interest in the underlying loans of each transaction. The Levered Certificate issued securities includes senior and subordinated securities based on the waterfall criteria of loan payments to each security class. The subordinated securities issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria.

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

In the third quarter of 2019, our marketplace facilitated $3.3 billion of loan originations, of which $1.6 billion was issued through whole loan sales, $1.5 billion was purchased or pending purchase by the Company, $146.0 million was issued through member payment dependent notes and $15.9 million was issued through trust certificates. Loans held by the Company at quarter end are available loan inventory for future Structured Program transactions and whole loan sales, excluding loans held by the Company as a result of consolidated securitization trusts.

The following table shows the volume of loan originations facilitated through the Company’s platform, loans purchased or pending purchase by the Company, and the available loan inventory as of the end of each period presented (in millions):

	September 30, 2019	June 30, 2019	March 31, 2019
Loan originations	$3,349.6	$3,129.5	$2,727.8
Loans purchased or pending purchase by the Company during the quarter	$1,543.5	$1,182.4	$830.4
LendingClub inventory (1)	$755.2	$419.1	$266.9
LendingClub inventory as a percentage of loan originations (1)	23%	13%	10%

(1)
LendingClub inventory reflects loans purchased or pending purchase by the Company during the period, excluding loans held by the Company through consolidated securitization trusts, if applicable, and not yet sold as of the period end.

LendingClub’s quarterly loan origination purchases were 23% of total loan originations during the third quarter of 2019. This increase in loan inventory purchased by LendingClub was due to higher volumes and mix of lower risk

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

grade A and B loans facilitated on our marketplace and the timing of loan sales compared to prior periods. This loan inventory will be included in the Company’s future Structured Program transactions.

As market interest rates fluctuate, our investors’ cost of funding and expectations regarding return on investment changes. We have continued to take actions to reduce exposure to certain borrower segments that have had insufficient risk-adjusted returns, especially in lower loan grades and certain FICO bands where losses have historically been more volatile. We have seen a volume and mix increase of grade A and B loans in our standard loan program. As prevailing interest rates and market conditions change, we will continue to adjust interest rates and credit criteria on the platform accordingly. Separately, we periodically adjust products available on our marketplace to reflect investor demand. For example, as previously disclosed, we are no longer facilitating grade E loans due to lack of investor demand on our marketplace. Grade E loans have historically accounted for less than 5% of volume on our marketplace.

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

In the third quarter of 2019, we launched a new Structured Program investor product – Levered Certificate transaction, and launched two new platforms – Select Plus platform and the LCX platform. The Select Plus platform opens up the LendingClub marketplace to sophisticated investors to identify opportunities to approve borrowers who fall outside the current credit criteria on the LendingClub platform. Finally, the LCX platform, a digital loan transaction platform, enables investors to bid for and purchase loans with same day settlement.

We have been reviewing our cost structure and have a number of expense initiatives underway with the goal of increasing our operating efficiency. As a result of our review, we signed a lease to establish a site in a more cost-effective location in the Salt Lake City area. We started to hire full-time employees in the first quarter of 2019 in the Salt Lake City area and we have increased the use of third-party business process outsource providers. We are on plan in relocating our origination and servicing operations from San Francisco, California to the Salt Lake City area by the end of 2019. In conjunction with this initiative, we have sublet office space in San Francisco, California, and may continue to do so in the future. Although historically we have internally developed our loan platform technology solutions, in an effort to reduce costs and improve the optimization of our engineering resources for higher value-add software development, we are increasing our usage of third-party technology for certain services. While we expect the implementation of these expense initiatives to increase expenses in the short-term, they are expected to result in overall increased operating efficiency for the Company.
In April 2019, we announced that we will connect applicants looking for a small business loan with strategic partners and earn referral fees, instead of facilitating these loans on our platform. In addition, we continue to evaluate strategic alternatives related to our portfolio. We are actively assessing paths to obtain a national bank charter which is subject to a number of requirements to obtain regulatory approval. We believe a national bank charter would enhance our ability to serve our members, grow our market opportunity, increase and diversify earnings, diversify the platform investor base, and provide both resilience and regulatory clarity.

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

Key Operating and Financial Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2019	June 30, 2019	September 30, 2018	2019	2018
Loan originations	$3,349,613	$3,129,520	$2,886,462	$9,206,964	$8,010,796
Sales and marketing expense as a percent of loan originations	2.28%	2.22%	2.55%	2.30%	2.50%
Net revenue	$204,896	$190,807	$184,645	$570,121	$513,291
Consolidated net loss	$(392)	$(10,632)	$(22,749)	$(30,924)	$(114,741)
Contribution (1)	$105,789	$99,556	$88,453	$291,033	$248,305
Contribution margin (1)	51.6%	52.2%	47.9%	51.0%	48.4%
Adjusted EBITDA (1)	$40,021	$33,181	$28,052	$95,791	$69,055
Adjusted EBITDA margin (1)	19.5%	17.4%	15.2%	16.8%	13.5%
Adjusted net income (loss) (1)	$7,951	$(1,232)	$(7,330)	$(4,799)	$(28,265)
Adjusted EPS (1) (2)	$0.09	$(0.01)	$(0.09)	$(0.06)	$(0.34)

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

We classify the loans facilitated by our platform into three major loan products: standard program personal loans, custom program personal loans and other loans. The majority of the loans facilitated through our platform are standard program personal loans that represent loans made to prime borrowers that are available to both public investors (in the form of member payment dependent notes) and other private investors. Custom program personal loans include all other personal loans to borrowers who are not eligible for our standard program, including loans made to super-prime and near-prime borrowers, and are available only to private investors. Other loans are comprised of education and patient finance loans, auto refinance loans, and small business loans. In the second quarter of 2019, the Company announced that it will connect applicants looking for a small business loan with strategic partners and earn referral fees, instead of facilitating these loans on its platform. As a result, beginning in the third quarter of 2019 the “Other loans” category presented in the table below no longer includes small business loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan origination volume and weighted-average transactions fees (as a percent of origination balance) by major loan products are as follows:

	Three Months Ended
	September 30, 2019		June 30, 2019		September 30, 2018
(in millions, except percentages)	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee
Personal loans – standard program	$2,343.2	5.00%	$2,174.3	5.03%	$2,063.1	4.81%
Personal loans – custom program	820.6	4.68%	750.1	4.77%	621.2	4.83%
Total personal loans	3,163.8	4.92%	2,924.4	4.96%	2,684.3	4.82%
Other loans	185.8	3.01%	205.1	3.63%	202.2	4.22%
Total	$3,349.6	4.81%	$3,129.5	4.87%	$2,886.5	4.77%

			Nine Months Ended
			September 30, 2019		September 30, 2018
(in millions, except percentages)			Origination Volume	Weighted-Average Transaction Fee	Origination Volume	Weighted-Average Transaction Fee
Personal loans – standard program			$6,445.9	5.04%	$5,885.4	4.81%
Personal loans – custom program			2,156.2	4.74%	1,485.5	4.99%
Total personal loans			8,602.1	4.96%	7,370.9	4.84%
Other loans			604.9	3.63%	639.9	4.35%
Total			$9,207.0	4.87%	$8,010.8	4.80%

The increase in the weighted-average transaction fee in our total personal loans program during the first nine months of 2019 compared to the first nine months of 2018 was primarily driven by higher average transaction fees within the standard program, driven by transaction fee optimization at the grade level.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Personal loan origination volume for our standard loan program by loan grade were as follows:

	Three Months Ended						Nine Months Ended September 30,
(in millions)	September 30, 2019		June 30, 2019		September 30, 2018		2019		2018
Personal loan originations by loan grade – standard loan program:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
A	$757.4	32%	$705.6	33%	$607.0	29%	$2,071.3	32%	$1,527.6	26%
B	738.3	32%	650.8	30%	563.3	27%	1,963.6	30%	1,698.0	29%
C	523.3	22%	509.2	23%	506.1	25%	1,485.0	23%	1,556.3	26%
D	324.2	14%	308.1	14%	286.9	14%	875.8	14%	831.2	14%
E	—	—%	0.6	—%	72.7	4%	50.0	1%	206.3	4%
F	—	—%	—	—%	21.7	1%	0.2	—%	54.1	1%
G	—	—%	—	—%	5.4	—%	—	—%	11.9	—%
Total	$2,343.2	100%	$2,174.3	100%	$2,063.1	100%	$6,445.9	100%	$5,885.4	100%

Credit and pricing policy changes made by the Company during 2019 resulted in a change in the mix of personal loan origination volume from higher risk grades E through G to lower risk A through D grades. These changes broadly focused on tightening credit to shift overall platform mix towards lower risk and higher credit quality borrowers.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations
The following tables set forth the Condensed Consolidated Statements of Operations data for each of the periods presented:

	Three Months Ended			Change (%)
	September 30, 2019	June 30, 2019	September 30, 2018	Q3 2019 vs Q3 2018	Q3 2019 vs Q2 2019
Net revenue:

Transaction fees	$161,205	$152,207	$137,781	17%	6%

Interest income	77,820	92,562	115,514	(33)%	(16)%
Interest expense	(55,060)	(66,916)	(90,642)	(39)%	(18)%
Net fair value adjustments	(31,628)	(35,974)	(19,554)	62%	(12)%
Net interest income and fair value adjustments	(8,868)	(10,328)	5,318	N/M	(14)%
Investor fees	30,271	32,272	29,169	4%	(6)%
Gain on sales of loans	18,305	13,886	10,919	68%	32%
Net investor revenue (1)	39,708	35,830	45,406	(13)%	11%

Other revenue	3,983	2,770	1,458	173%	44%

Total net revenue	204,896	190,807	184,645	11%	7%
Operating expenses: (2)
Sales and marketing	76,255	69,323	73,601	4%	10%
Origination and servicing	27,996	24,931	25,431	10%	12%
Engineering and product development	41,455	43,299	41,216	1%	(4)%
Other general and administrative	59,485	64,324	57,446	4%	(8)%
Class action and regulatory litigation expense	—	—	9,738	(100)%	—%
Total operating expenses	205,191	201,877	207,432	(1)%	2%
Loss before income tax expense	(295)	(11,070)	(22,787)	(99)%	(97)%
Income tax expense (benefit)	97	(438)	(38)	N/M	(122)%
Consolidated net loss	$(392)	$(10,632)	$(22,749)	(98)%	(96)%
Less: (Loss) Income attributable to noncontrolling interests	(9)	29	55	(116)%	(131)%
LendingClub net loss	$(383)	$(10,661)	$(22,804)	(98)%	(96)%
N/M – Not meaningful
(1) See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.
(2) Includes stock-based compensation expense as follows:
	Three Months Ended			Change (%)
	September 30, 2019	June 30, 2019	September 30, 2018	Q3 2019 vs Q3 2018	Q3 2019 vs Q2 2019
Sales and marketing	$1,505	$1,540	$1,791	(16)%	(2)%
Origination and servicing	852	846	1,104	(23)%	1%
Engineering and product development	4,737	5,475	5,332	(11)%	(13)%
Other general and administrative	11,001	12,690	11,544	(5)%	(13)%
Total stock-based compensation expense	$18,095	$20,551	$19,771	(8)%	(12)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2019	2018	Change (%)
Net revenue:

Transaction fees	$448,809	$384,889	17%

Interest income	270,554	381,292	(29)%
Interest expense	(197,336)	(302,383)	(35)%
Net fair value adjustments	(102,331)	(74,823)	37%
Net interest income and fair value adjustments	(29,113)	4,086	N/M
Investor fees	94,274	84,464	12%
Gain on sales of loans	47,343	35,470	33%
Net investor revenue (1)	112,504	124,020	(9)%

Other revenue	8,808	4,382	101%

Total net revenue	570,121	513,291	11%
Operating expenses: (2)
Sales and marketing	212,201	200,164	6%
Origination and servicing	81,200	73,669	10%
Engineering and product development	127,300	115,703	10%
Other general and administrative	180,685	167,338	8%
Goodwill impairment	—	35,633	(100)%
Class action settlement and regulatory litigation expense	—	35,500	(100)%
Total operating expenses	601,386	628,007	(4)%
Loss before income tax expense	(31,265)	(114,716)	(73)%
Income tax (benefit) expense	(341)	25	N/M
Consolidated net loss	$(30,924)	$(114,741)	(73)%
Less: Income attributable to noncontrolling interests	55	105	(48)%
LendingClub net loss	$(30,979)	$(114,846)	(73)%

N/M – Not meaningful
(1) See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.
(2) Includes stock-based compensation expense as follows:
	Nine Months Ended September 30,
	2019	2018	Change (%)
Sales and marketing	$4,616	$5,674	(19)%
Origination and servicing	2,622	3,278	(20)%
Engineering and product development	15,443	16,075	(4)%
Other general and administrative	34,217	32,342	6%
Total stock-based compensation expense	$56,898	$57,369	(1)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

	Three Months Ended			Change (%)
	September 30, 2019	June 30, 2019	September 30, 2018	Q3 2019 vs Q3 2018	Q3 2019 vs Q2 2019
Net revenue:

Transaction fees	$161,205	$152,207	$137,781	17%	6%

Interest income	77,820	92,562	115,514	(33)%	(16)%
Interest expense	(55,060)	(66,916)	(90,642)	(39)%	(18)%
Net fair value adjustments	(31,628)	(35,974)	(19,554)	62%	(12)%
Net interest income and fair value adjustments	(8,868)	(10,328)	5,318	N/M	(14)%
Investor fees	30,271	32,272	29,169	4%	(6)%
Gain on sales of loans	18,305	13,886	10,919	68%	32%
Net investor revenue	39,708	35,830	45,406	(13)%	11%

Other revenue	3,983	2,770	1,458	173%	44%

Total net revenue	$204,896	$190,807	$184,645	11%	7%

	Nine Months Ended September 30,
	2019	2018	Change (%)
Net revenue:

Transaction fees	$448,809	$384,889	17%

Interest income	270,554	381,292	(29)%
Interest expense	(197,336)	(302,383)	(35)%
Net fair value adjustments	(102,331)	(74,823)	37%
Net interest income and fair value adjustments	(29,113)	4,086	N/M
Investor fees	94,274	84,464	12%
Gain on sales of loans	47,343	35,470	33%
Net investor revenue	112,504	124,020	(9)%

Other revenue	8,808	4,382	101%

Total net revenue	$570,121	$513,291	11%
N/M – Not meaningful

The analysis below is presented for the following periods: Third quarter of 2019 compared to the third quarter of 2018 (Quarter Over Quarter), third quarter of 2019 compared to the second quarter of 2019 (Sequential), and the first nine months of 2019 compared to the first nine months of 2018 (Nine Months Over Nine Months).

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

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform in facilitating the origination of loans by our issuing bank partners. The amount of these fees is based upon the terms of the loan, including grade, rate, term, channel and other factors. As of September 30, 2019, these fees ranged from 0% to 6% of the initial principal amount of a loan. With respect to all unsecured personal loans and auto loans for which WebBank acts as the issuing bank, we record transaction fee revenue net of program fees paid to WebBank.

Transaction fees were $161.2 million and $137.8 million for the third quarters of 2019 and 2018, respectively, an increase of 17%. The increase was primarily due to higher loan origination volume and an increase in the average transaction fees earned in our standard personal loans program. Loans facilitated through our lending marketplace increased to $3.3 billion for the third quarter of 2019 compared to $2.9 billion for the third quarter of 2018, an increase of 16%. The average transaction fee as a percentage of the initial principal balance of the loan was 4.81% for the third quarter of 2019 compared to 4.77% for the third quarter of 2018.

Transaction fees were $161.2 million and $152.2 million for the third and second quarters of 2019, respectively, an increase of 6%. The increase was primarily due to higher loan origination volume. Loans facilitated through our lending marketplace increased to $3.3 billion for the third quarter of 2019 compared to $3.1 billion in the second quarter of 2019, an increase of 7%. The average transaction fee as a percentage of the initial principal balance of the loan was 4.81% for the third quarter of 2019 compared to 4.87% for the second quarter of 2019.

Transaction fees were $448.8 million and $384.9 million for the first nine months of 2019 and 2018, respectively, an increase of 17%. The increase was primarily due to higher loan origination volume and an increase in the average transaction fees earned in our standard personal loans program. Loans facilitated through our lending marketplace increased to $9.2 billion for the first nine months of 2019 compared to $8.0 billion for the first nine months of 2018, an increase of 15%. The average transaction fee as a percentage of the initial principal balance of the loan was 4.87% for the first nine months of 2019 compared to 4.80% for the first nine months of 2018.

In October 2019, we recognized approximately $5.1 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the third quarter of 2019. In October 2018, we recognized approximately $7.2 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the third quarter of 2018.

Net Interest Income and Fair Value Adjustments

Loans Invested in by the Company: In the second quarter of 2017, the Company began to invest in loans to support Structured Program transactions. We earn interest income and assume principal and interest rate risk on loans during the period we own the loans. We have financed a portion of the purchase of these loans with draws on our credit facilities and the associated interest expense reduces net interest income. Fair value adjustments on loans invested in by the Company are generally negative due to interest cash flow receipts and if there are expected increases and any acceleration in the timing of expected charge-offs and prepayments. As we continue to use our own capital to invest in loans for strategic business purposes, we expect the net negative fair value adjustments on loans to fluctuate due to the impact of discounts offered to meet yield expectations of our loan investors and the holding period of the loans.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following tables provide additional detail related to net interest income and fair value adjustments for assets invested in by the Company, assets with equal and offsetting liabilities, and total interest income, interest expenses and net fair value adjustments:

	Three Months Ended			Change (%)
	September 30, 2019	June 30, 2019	September 30, 2018	Q3 2019 vs Q3 2018	Q3 2019 vs Q2 2019
Loans invested in by the Company, securities available for sale, cash, cash equivalents and restricted cash, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$24,441	$28,229	$27,056	(10)%	(13)%
Securities available for sale	4,033	3,475	1,931	109%	16%
Cash, cash equivalents and restricted cash	1,523	1,660	1,020	49%	(8)%
Total	29,997	33,364	30,007	—%	(10)%
Interest expense:
Credit facilities and securities sold under repurchase agreements	(7,046)	(6,366)	(5,135)	37%	11%
Securitization notes	(191)	(1,352)	—	—%	(86)%
Total	(7,237)	(7,718)	(5,135)	41%	(6)%
Net interest income	$22,760	$25,646	$24,872	(8)%	(11)%
Net fair value adjustments	(31,628)	(35,974)	(19,554)	62%	(12)%
Net interest income and fair value adjustments	$(8,868)	$(10,328)	$5,318	N/M	(14)%

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$47,823	$59,198	$85,507	(44)%	(19)%
Interest expense:
Notes, certificates and secured borrowings	(47,823)	(59,198)	(85,507)	(44)%	(19)%
Net interest income	$—	$—	$—	—%	—%

Total net interest income and fair value adjustments:
Interest income	$77,820	$92,562	$115,514	(33)%	(16)%
Interest expense	(55,060)	(66,916)	(90,642)	(39)%	(18)%
Net fair value adjustments	(31,628)	(35,974)	(19,554)	62%	(12)%
Net interest income and fair value adjustments	$(8,868)	$(10,328)	$5,318	N/M	(14)%
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2019	2018	Change (%)
Loans invested in by the Company, securities available for sale, cash, cash equivalents and restricted cash, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$81,455	$86,720	(6)%
Securities available for sale	10,604	4,958	114%
Cash, cash equivalents and restricted cash	4,967	2,568	93%
Total	97,026	94,246	3%
Interest expense:
Credit facilities and securities sold under repurchase agreements	(19,691)	(12,138)	62%
Securitization notes	(4,117)	(3,199)	29%
Total	(23,808)	(15,337)	55%
Net interest income	$73,218	$78,909	(7)%
Net fair value adjustments	(102,331)	(74,823)	37%
Net interest income and fair value adjustments	$(29,113)	$4,086	N/M

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$173,528	$287,046	(40)%
Interest expense:
Notes, certificates and secured borrowings	(173,528)	(287,046)	(40)%
Net interest income	$—	$—	—%

Total net interest income and fair value adjustments:
Interest income	$270,554	$381,292	(29%)
Interest expense	(197,336)	(302,383)	(35%)
Net fair value adjustments	(102,331)	(74,823)	37%
Net interest income and fair value adjustments	$(29,113)	$4,086	N/M
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following tables provide the outstanding average balances, which are key drivers of interest income and interest expense in the periods presented:

	Outstanding Average Balances for Three Months Ended			Change (%)
	September 30, 2019	June 30, 2019	September 30, 2018	Q3 2019 vs Q3 2018	Q3 2019 vs Q2 2019
Loans held for investment by the Company	$6,095	$7,978	$11,019	(45)%	(24)%
Loans held for sale by the Company	$659,877	$637,768	$584,219	13%	3%
Securities available for sale	$236,724	$205,293	$151,801	56%	15%
Credit facilities and securities sold under repurchase agreements	$472,411	$365,488	$373,611	26%	29%
Securitization notes	$4,224	$113,805	$—	N/M	(96)%
Loans held for investment	$1,458,732	$1,701,856	$2,408,965	(39)%	(14)%
Notes, certificates and secured borrowings	$1,458,732	$1,701,856	$2,426,301	(40)%	(14)%

	Outstanding Average Balances for Nine Months Ended September 30,
	2019	2018	Change (%)
Loans held for investment by the Company	$6,102	$179,949	(97)%
Loans held for sale by the Company	$717,797	$485,368	48%
Securities available for sale	$209,010	$135,206	55%
Credit facilities and securities sold under repurchase agreements	$419,268	$241,054	74%
Securitization notes	$122,709	$132,570	(7)%
Loans held for investment	$1,685,684	$2,694,461	(37)%
Notes, certificates and secured borrowings	$1,689,072	$2,716,121	(38)%

Interest income associated with loans invested in by the Company, securities available for sale, and cash, cash equivalents and restricted cash remained flat at $30.0 million for both of the third quarters of 2019 and 2018.

Interest income associated with loans invested in by the Company, securities available for sale, and cash, cash equivalents and restricted cash was $30.0 million and $33.4 million for the third and second quarters of 2019, respectively, a decrease of 10%. The decrease was primarily due to a shift in overall platform mix towards lower risk and higher credit quality borrowers.

Interest income associated with loans invested in by the Company, securities available for sale, and cash, cash equivalents and restricted cash was $97.0 million and $94.2 million for the first nine months of 2019 and 2018, respectively, an increase of 3%. The increase was primarily due to an increase in the average outstanding balances of loans invested in by the Company and securities available for sale.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes was $7.2 million and $5.1 million for the third quarters of 2019 and 2018, respectively, an increase of 41%.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The increase was primarily due to an increase in the average outstanding balances of credit facilities and an increase in LIBOR (London Inter-bank Offered Rate).

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes was $7.2 million and $7.7 million for the third and second quarters of 2019, respectively, a decrease of 6%. The decrease was primarily due to lower cost of funding under our credit facilities.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes was $23.8 million and $15.3 million for the first nine months of 2019 and 2018, respectively, an increase of 55%. The increase was primarily due to an increase in the average outstanding balances of credit facilities and an increase in LIBOR, partially offset by a decrease in the average outstanding balances of securitization notes.

Net fair value adjustments were $(31.6) million and $(19.6) million for the third quarters of 2019 and 2018, respectively, an increase of 62%. The increase was primarily due to increases in the average outstanding balances and investor required yields related to certain loans invested in by the Company to support structured program transactions and whole loan sales, partially offset by a shift in overall platform mix towards lower risk and higher credit quality borrowers.

Net fair value adjustments were $(31.6) million and $(36.0) million for the third and second quarters of 2019, respectively, a decrease of 12%. The decrease was primarily due to a shift in overall platform mix towards lower risk and higher credit quality borrowers, partially offset by increases in the average outstanding balances.

Net fair value adjustments were $(102.3) million and $(74.8) million for the first nine months of 2019 and 2018, respectively, an increase of 37%. The increase was primarily due to increases in the average outstanding balances and investor required yields related to certain loans invested in by the Company to support Structured Program transactions and whole loan sales as well as fair value expense related to the dissolution of certain private funds managed by LCAM, partially offset by a shift in overall platform mix towards lower risk and higher credit quality borrowers.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $47.8 million and $85.5 million for the third quarters of 2019 and 2018, respectively, a decrease of 44%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings, due to a larger portion of loans originated being sold to whole loan investors and purchases by the Company for Structured Program transactions.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $47.8 million and $59.2 million for the third and second quarters of 2019, respectively, a decrease of 19%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings, due to a larger portion of loans originated being sold to whole loan investors and purchases by the Company for Structured Program transactions.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $173.5 million and $287.0 million for the first nine months of 2019 and 2018, respectively, a decrease of 40%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings, due to a larger portion of loans originated being sold to whole loan investors and purchases by the Company for Structured Program transactions.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investor Fees

The table below illustrates the composition of investor fees and the outstanding principal balance of loans serviced, which is a key driver of investor fees, by the method in which the loans were financed for each period presented:

	Three Months Ended			Change (%)
	September 30, 2019	June 30, 2019	September 30, 2018	Q3 2019 vs Q3 2018	Q3 2019 vs Q2 2019
Investor Fees:
Whole loans sold	$24,318	$25,898	$20,951	16%	(6)%
Notes, certificates and secured borrowings	5,953	6,374	8,192	(27)%	(7)%
Funds and separately managed accounts (1)	—	—	26	(100)%	—%
Total	$30,271	$32,272	$29,169	4%	(6)%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions)(2):
Whole loans sold	$13,509	$12,777	$10,475	29%	6%
Notes, certificates and secured borrowings	1,317	1,605	2,285	(42)%	(18)%
Total excluding loans invested in by the Company	$14,826	$14,382	$12,760	16%	3%
Loans invested in by the Company	696	426	464	50%	63%
Total	$15,522	$14,808	$13,224	17%	5%

	Nine Months Ended September 30,
	2019	2018	Change (%)
Investor Fees:
Whole loans sold	$74,829	$59,644	25%
Notes, certificates and secured borrowings	19,445	24,716	(21)%
Funds and separately managed accounts (1)	—	104	(100)%
Total	$94,274	$84,464	12%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions)(2):
Whole loans sold	$13,509	$10,475	29%
Notes, certificates and secured borrowings	1,317	2,285	(42)%
Total excluding loans invested in by the Company	$14,826	$12,760	16%
Loans invested in by the Company	696	464	50%
Total	$15,522	$13,224	17%

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

Investor fees – whole loans sold: Investor fee revenue related to the servicing of whole loans sold was $24.3 million and $21.0 million for the third quarters of 2019 and 2018, respectively, an increase of 16%. The increase was primarily due to a higher balance of whole loans serviced, an increase in weighted-average servicing rate, and increases in delinquent loan collections and charged-off loan sales, partially offset by the change in fair value of servicing rights.

Investor fee revenue related to the servicing of whole loans sold was $24.3 million and $25.9 million for the third and second quarters of 2019, respectively, a decrease of 6%. The decrease was primarily due to the change in fair value of servicing rights and a decrease in charged-off loan sales, partially offset by a higher balance of whole loans serviced and an increase in delinquent loan collections.

Investor fee revenue related to the servicing of whole loans sold was $74.8 million and $59.6 million for the first nine months of 2019 and 2018, respectively, an increase of 25%. The increase was primarily due to a higher balance of whole loans serviced, an increase in weighted-average servicing rate, and increases in delinquent loan collections and charged-off loan sales, partially offset by the change in fair value of servicing rights.

Investor fees – notes, certificates and secured borrowings: Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $6.0 million and $8.2 million for the third quarters of 2019 and 2018, respectively, a decrease of 27%. The decrease was primarily due to a lower principal balance of loans serviced and a decrease in charged-off loan sales.

Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $6.0 million and $6.4 million for the third and second quarters of 2019, respectively, a decrease of 7%. The decrease was primarily due to a lower principal balance of loans serviced and a decrease in charged-off loan sales.

Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $19.4 million and $24.7 million for the first nine months of 2019 and 2018, respectively, a decrease of 21%. The decrease was primarily due to a lower principal balance of loans serviced and charged-off loan sales, partially offset by an increase in delinquent loan collections.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Gain on sales of loans was $18.3 million and $10.9 million for the third quarters of 2019 and 2018, respectively, an increase of 68%. The increase was primarily due to increases in the volume of loans sold and increases in the weighted-average contractual loan servicing fee that resulted in higher gains on sales of loans.

Gain on sales of loans was $18.3 million and $13.9 million for the third and second quarters of 2019, respectively, an increase of 32%. The increase was primarily due to increases in the volume of loans sold and lower transaction costs associated with additional Structured Program transactions in the third quarter of 2019.

Gain on sales of loans was $47.3 million and $35.5 million for the first nine months of 2019 and 2018, respectively, an increase of 33%. The increase was primarily due to increases in the volume of loans sold and increases in the weighted-average contractual loan servicing fee that resulted in higher gains on sales of loans, partially offset by higher transaction costs associated with Structured Program transactions in the first nine months of 2019.

Other Revenue

Other revenue primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us complete specified actions with such third-party companies and sublease revenue from our sublet office space in San Francisco, California. The tables below illustrate the composition of other revenue for each period presented:

	Three Months Ended			Change (%)
	September 30, 2019	June 30, 2019	September 30, 2018	Q3 2019 vs Q3 2018	Q3 2019 vs Q2 2019
Referral revenue	1,596	1,328	1,065	50%	20%
Sublease revenue	1,175	1,016	77	N/M	16%
Other (1)	1,212	426	316	N/M	185%
Other revenue	$3,983	$2,770	$1,458	173%	44%

			Nine Months Ended September 30,
			2019	2018	Change (%)
Referral revenue			3,619	2,815	29%
Sublease revenue			3,198	232	N/M
Other (1)			1,991	1,335	49%
Other revenue			$8,808	$4,382	101%
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

	Three Months Ended			Change (%)
	September 30, 2019	June 30, 2019	September 30, 2018	Q3 2019 vs Q3 2018	Q3 2019 vs Q2 2019
Sales and marketing	$76,255	$69,323	$73,601	4%	10%
Origination and servicing	27,996	24,931	25,431	10%	12%
Engineering and product development	41,455	43,299	41,216	1%	(4)%
Other general and administrative	59,485	64,324	57,446	4%	(8)%
Class action and regulatory litigation expense	—	—	9,738	(100)%	—%
Total operating expenses	$205,191	$201,877	$207,432	(1)%	2%

			Nine Months Ended September 30,
			2019	2018	Change (%)
Sales and marketing			$212,201	$200,164	6%
Origination and servicing			81,200	73,669	10%
Engineering and product development			127,300	115,703	10%
Other general and administrative			180,685	167,338	8%
Goodwill impairment			—	35,633	(100)%
Class action and regulatory litigation expense			—	35,500	(100)%
Total operating expenses			$601,386	$628,007	(4)%

Sales and marketing: Sales and marketing expense was $76.3 million and $73.6 million for the third quarters of 2019 and 2018, respectively, an increase of 4%. The increase was primarily due to increases in variable marketing expenses based on higher loan origination volume and cost structure simplification expense resulting from establishing a site in the Salt Lake City area, partially offset by a decrease in personnel-related expense for full-time employees. Sales and marketing expense as a percent of loan originations decreased to 2.3% in the third quarter of

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

2019 from 2.5% in the third quarter of 2018 as a result of the Company’s cost structure simplification efforts as well as improvements in customer acquisition targeting models and improved throughput.

Sales and marketing expense was $76.3 million and $69.3 million for the third and second quarters of 2019, respectively, an increase of 10%. The increase was primarily due to an increase in variable marketing expenses based on higher loan origination volume, partially offset by a decrease in personnel-related expenses for full-time employees. Sales and marketing expense as a percent of loan originations increased to 2.3% in the third quarter of 2019 from 2.2% in the second quarter of 2019.

Sales and marketing expense was $212.2 million and $200.2 million for the first nine months of 2019 and 2018, respectively, an increase of 6%. The increase was primarily due to increases in variable marketing expenses based on higher loan origination volume and cost structure simplification expense resulting from establishing a site in the Salt Lake City area, partially offset by a decrease in personnel-related expense for full-time employees and lower spend on media advertising. Sales and marketing expense as a percent of loan originations decreased to 2.3% in the first nine months of 2019 from 2.5% in the first nine months of 2018 as a result of the Company’s cost structure simplification efforts as well as improvements in customer acquisition targeting models and improved throughput.

Origination and servicing: Origination and servicing expense was $28.0 million and $25.4 million for the third quarters of 2019 and 2018, respectively, an increase of 10%. The increase was primarily due to an increase in cost structure simplification expense resulting from establishing a site in the Salt Lake City area. Outsourced service provider expense increased from the third quarter of 2018, which was offset by a decrease in personnel-related expenses for full-time employees.

Origination and servicing expense was $28.0 million and $24.9 million for the third and second quarters of 2019, respectively, an increase of 12%. The increase was primarily due to increases in cost structure simplification expense resulting from establishing a site in the Salt Lake City area, personnel-related expenses for full-time employees and loan processing and servicing costs resulting from a higher volume of loan originations.

Origination and servicing expense was $81.2 million and $73.7 million for the first nine months of 2019 and 2018, respectively, an increase of 10%. The increase was primarily due to increases in cost structure simplification expense resulting from establishing a site in the Salt Lake City area and loan processing and servicing costs resulting from a higher volume of loan originations. Outsourced service provider expense increased from the first nine months of 2018, which was partially offset by a decrease in personnel-related expenses for full-time employees.

Engineering and product development: Engineering and product development expense was $41.5 million and $41.2 million for the third quarters of 2019 and 2018, respectively, an increase of 1%. The increase was primarily due to an increase in outsourced service provider expense, partially offset by a decrease in personnel-related expenses for full-time employees and contractors and depreciation and impairment expense.

We capitalized $8.0 million and $10.9 million in software development costs for the third quarters of 2019 and 2018, respectively.

Engineering and product development expense was $41.5 million and $43.3 million for the third and second quarters of 2019, respectively, a decrease of 4%. The decrease was primarily due to decreases in personnel-related expenses for full-time employees, depreciation and impairment expense, and equipment and software expense, partially offset by an increase in outsourced service provider expense.

We capitalized $8.0 million and $9.0 million in software development costs for the third and second quarters of 2019, respectively.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Engineering and product development expense was $127.3 million and $115.7 million for the first nine months of 2019 and 2018, respectively, an increase of 10%. The increase was primarily driven by continued investment in technology and platform improvements that are focused on enhancing our credit decisioning capabilities, internal testing environment and cloud infrastructure, which included increases in depreciation and impairment expense and equipment and software expense. Outsourced service provider expense increased from the first nine months of 2018, partially offset by a decrease in personnel-related expenses for full-time employees and contractors.

We capitalized $27.7 million and $36.2 million in software development costs for the first nine months of 2019 and 2018, respectively.

Other general and administrative expense: Other general and administrative expense was $59.5 million and $57.4 million for the third quarters of 2019 and 2018, respectively, an increase of 4%. The increase was primarily due to increases in personnel-related expenses for full-time employees and contractors and cost structure simplification expense associated with establishing a site in the Salt Lake City area.

Other general and administrative expense was $59.5 million and $64.3 million for the third and second quarters of 2019, respectively, a decrease of 8%. The decrease was primarily due to an expense related to the termination of a legacy contract in the second quarter of 2019 and a decrease in personnel-related expenses for full-time employees, partially offset by a gain on the sale of the Company’s small business operating segment in the second quarter of 2019.

Other general and administrative expense was $180.7 million and $167.3 million for the first nine months of 2019 and 2018, respectively, an increase of 8%. The increase was primarily due to an increase in personnel-related expenses for full-time employees and contractors, an expense related to the termination of a legacy contract in the second quarter of 2019 and an increase in facilities and cost structure simplification expense associated with establishing a site in the Salt Lake City area, partially offset by a gain on the sale of the Company’s small business operating segment in the second quarter of 2019.

Class Action and Regulatory Litigation Expense

Class action and regulatory litigation expense for the third quarter and first nine months of 2018 was $9.7 million and $35.5 million, respectively, which is included in “Class action and regulatory litigation expense” on the Company’s Condensed Consolidated Statements of Operations. This expense was related to significant governmental and regulatory investigations following the internal board review described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Board Review” contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (Board Review). There was no class action and regulatory litigation expense related to legacy issues for the third quarter and first nine months of 2019.

Income Taxes

For the third quarter and first nine months of 2019, the Company recorded an income tax expense of $97 thousand and an income tax benefit of $341 thousand, respectively. For the third quarter and first nine months of 2018, the Company recorded income tax benefit of $38 thousand and income tax expense of $25 thousand, respectively. The income tax expense in the third quarter of 2019 is comprised of the tax effects of unrealized losses recorded to other comprehensive income associated with the Company’s available for sale portfolio. The income tax benefit in the first nine months of 2019 is comprised primarily of the tax effects of the year-to-date unrealized gains recorded to other comprehensive income associated with the Company's available for sale portfolio.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

We continue to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table shows the calculation of Contribution and Contribution Margin:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total net revenue	$204,896	$190,807	$184,645	$570,121	$513,291
Sales and marketing expense	76,255	69,323	73,601	212,201	200,164
Origination and servicing expense	27,996	24,931	25,431	81,200	73,669
Total direct expenses	104,251	94,254	99,032	293,401	273,833
Cost structure simplification expense (1)	2,778	646	—	7,130	—
Stock-based compensation (2)	2,357	2,386	2,895	7,238	8,952
(Income) Loss attributable to noncontrolling interests	9	(29)	(55)	(55)	(105)
Contribution	$105,789	$99,556	$88,453	$291,033	$248,305
Contribution margin	51.6%	52.2%	47.9%	51.0%	48.4%

(1)
Contribution excludes the portion of personnel-related expense associated with establishing a site in the Salt Lake City area that is included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)	Contribution excludes stock-based compensation expense included in the “Sales and marketing” and “Origination and servicing” expense categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of LendingClub net loss to Contribution for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
LendingClub net loss	$(383)	$(10,661)	$(22,804)	$(30,979)	$(114,846)
Engineering and product development expense	41,455	43,299	41,216	127,300	115,703
Other general and administrative expense	59,485	64,324	57,446	180,685	167,338
Cost structure simplification expense (1)	2,778	646	—	7,130	—
Goodwill impairment expense	—	—	—	—	35,633
Class action and regulatory litigation expense	—	—	9,738	—	35,500
Stock-based compensation expense (2)	2,357	2,386	2,895	7,238	8,952
Income tax expense (benefit)	97	(438)	(38)	(341)	25
Contribution	$105,789	$99,556	$88,453	$291,033	$248,305
Total net revenue	$204,896	$190,807	$184,645	$570,121	$513,291
Contribution margin	51.6%	52.2%	47.9%	51.0%	48.4%

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

We believe that Adjusted EBITDA is an important measure of operating performance because it allows management, investors and our board to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing expenses related to our cost structure simplification, legacy issues that result in elevated legal and other costs, other items (including certain non-legacy litigation and/or regulatory settlement expenses and gains on disposal of assets), the impact of depreciation, impairment and amortization in our asset base, stock-based compensation, income tax effects, and other non-operating expenses. Legacy items are generally those expenses that arose from the decisions of legacy management prior to the board review initiated in 2016 and resulted in the resignation of our former CEO, including legal and other costs associated with ongoing regulatory and government investigations, indemnification obligations, litigation, and termination of certain legacy contracts. Additionally, we utilize Adjusted EBITDA as an input into the Company’s calculation of the annual bonus plan.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of LendingClub net loss to Adjusted Net Income (Loss) and Adjusted EBITDA and a calculation of Adjusted EPS for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
LendingClub net loss	$(383)	$(10,661)	$(22,804)	$(30,979)	$(114,846)
Cost structure simplification expense (1)	3,443	1,934	—	9,649	—
Goodwill impairment	—	—	—	—	35,633
Legal, regulatory and other expense related to legacy issues (2)	4,142	6,791	15,474	15,078	50,948
Other items (3)	749	704	—	1,453	—
Adjusted net income (loss)	7,951	(1,232)	(7,330)	(4,799)	(28,265)
Depreciation and impairment expense:
Engineering and product development	11,464	11,838	13,221	36,675	32,665
Other general and administrative	1,569	1,596	1,488	4,707	4,327
Amortization of intangible assets	845	866	940	2,651	2,934
Stock-based compensation expense	18,095	20,551	19,771	56,898	57,369
Income tax expense (benefit)	97	(438)	(38)	(341)	25
Adjusted EBITDA	$40,021	$33,181	$28,052	$95,791	$69,055
Total net revenue	$204,896	$190,807	$184,645	$570,121	$513,291
Adjusted EBITDA margin	19.5%	17.4%	15.2%	16.8%	13.5%

Weighted-average common shares – diluted (4)	87,588,495	86,719,049	84,871,828	86,849,388	84,261,301
Weighted-average other dilutive equity awards	—	—	—	—	—
Non-GAAP diluted shares (4)	87,588,495	86,719,049	84,871,828	86,849,388	84,261,301

Adjusted EPS – diluted (4)	$0.09	$(0.01)	$(0.09)	$(0.06)	$(0.34)

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

(2)
For the second quarter, third quarter and first nine months of 2019, includes legacy legal expenses which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations and expense related to the dissolution of certain private funds managed by LCAM, which is included in “Net fair value adjustments” on the Company’s Condensed Consolidated Statements of Operations. For the second quarter and first nine months of 2019, also includes expense related to the termination of a legacy contract which is included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations. The third quarter and first nine months of 2018 includes class action and regulatory litigation expense related to legacy issues of $9.7 million and $35.5 million, respectively, which is included in “Class action and regulatory litigation expense” on the Company’s Condensed Consolidated Statements of Operations. The third quarter and first nine months of 2018 also includes legacy legal expenses of $5.7 million and $16.4 million, respectively, which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations.

(3)
For the second quarter, third quarter and first nine months of 2019, includes expenses related to certain non-legacy litigation and regulatory matters, which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations. For the second quarter of 2019, also includes a gain on the sale of our small business operating segment.

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

	September 30, 2019				December 31, 2018
	Retail Program (1)	Consolidated VIEs (2)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet	Retail Program (1)	Consolidated VIEs (2)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet
Assets
Cash and cash equivalents	$—	$—	$199,950	$199,950	$—	$—	$372,974	$372,974
Restricted cash	—	—	275,136	275,136	15,551	17,660	237,873	271,084
Securities available for sale	—	—	246,559	246,559	—	—	170,469	170,469
Loans held for investment at fair value	984,084	253,395	—	1,237,479	1,241,157	642,094	—	1,883,251
Loans held for investment by the Company at fair value	—	—	4,211	4,211	—	—	2,583	2,583
Loans held for sale by the Company at fair value	—	—	710,170	710,170	—	245,345	594,676	840,021
Accrued interest receivable	6,725	2,197	5,249	14,171	8,914	7,242	6,099	22,255
Property, equipment and software, net	—	—	117,242	117,242	—	—	113,875	113,875
Intangible assets, net	—	—	15,396	15,396	—	—	18,048	18,048
Other assets	—	—	229,346	229,346	—	530	124,437	124,967
Total assets	$990,809	$255,592	$1,803,259	$3,049,660	$1,265,622	$912,871	$1,641,034	$3,819,527
Liabilities and Equity
Accounts payable	$—	$—	$15,490	$15,490	$—	$—	$7,104	$7,104
Accrued interest payable	6,725	2,197	1,527	10,449	11,484	7,594	163	19,241
Accrued expenses and other liabilities	—	—	268,071	268,071	—	15	152,103	152,118
Payable to investors	—	—	117,698	117,698	—	—	149,052	149,052
Notes, certificates and secured borrowings at fair value	984,084	253,395	3,479	1,240,958	1,254,138	648,908	2,829	1,905,875
Payable to securitization note holders	—	—	—	—	—	256,354	—	256,354
Credit facilities and securities sold under repurchase agreements	—	—	509,107	509,107	—	—	458,802	458,802
Total liabilities	990,809	255,592	915,372	2,161,773	1,265,622	912,871	770,053	2,948,546
Total equity	—	—	887,887	887,887	—	—	870,981	870,981
Total liabilities and equity	$990,809	$255,592	$1,803,259	$3,049,660	$1,265,622	$912,871	$1,641,034	$3,819,527
(1)    Represents loans held for investment at fair value that are funded directly by our Retail Program notes. The liabilities are only payable from the cash flows generated by the associated assets. We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that are funded by our Retail Program

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. We do not retain any economic interests from our Retail Program. Interest expense on Retail Program notes of $116.2 million was equally matched and offset by interest income from the related loans of $116.2 million for the first nine months of 2019, resulting in no net effect on our Net interest income and fair value adjustments.
(2)    Represents assets and equal and offsetting liabilities of certain VIEs that we are required to consolidate in accordance with GAAP, but which are not legally ours. The liabilities are only payable from the cash flows generated by the associated assets. The creditors of the VIEs have no recourse to the general credit of the Company. This includes LC Trust (which issues certificates backed by loans held by the trust) and any consolidated securitization trusts. Interest expense on these liabilities owned by third parties of $61.5 million and net fair value adjustments of $12.7 million for the first nine months of 2019 were equally matched and offset by interest income on the loans of $74.2 million, resulting in no net effect on our Net interest income and fair value adjustments. Economic interests held by LendingClub, including retained interests, residuals and equity of the VIEs, are reflected in “Loans held for sale by the Company at fair value” and “Restricted cash,” respectively, within the “All Other LendingClub” column.
(3)    Represents all other assets and liabilities of LendingClub, other than those related to our Retail Program and certain consolidated VIEs, but includes any retained interests, residuals and equity of those consolidated VIEs.

Net Cash and Other Financial Assets

The following table provides additional detail related to components of our net cash and other financial assets:

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Cash and loans held for investment by the Company
Cash and cash equivalents (1)	$199,950	$334,713	$402,311	$372,974	$348,018
Loans held for investment by the Company at fair value	4,211	5,027	8,757	2,583	12,198
Total	204,161	339,740	411,068	375,557	360,216

Other financial assets partially secured by credit facilities
Securities available for sale	246,559	220,449	197,509	170,469	165,442
Loans held for sale by the Company at fair value	710,170	435,083	552,166	840,021	459,283
Restricted cash committed for loan purchases (2)	84,536	31,945	24,632	31,118	27,778
Payable to securitization note holders	—	—	(233,269)	(256,354)	—
Credit facilities and securities sold under repurchase agreements	(509,107)	(324,426)	(263,863)	(458,802)	(305,336)
Total	$532,158	$363,051	$277,175	$326,452	$347,167

Net cash and other financial assets (3)	$736,319	$702,791	$688,243	$702,009	$707,383

(1)	Variations in cash and cash equivalents are primarily due to variations in the amount and timing of loan purchases invested in by the Company.

(2)
In the third quarter of 2019, we added a new line item called “Restricted cash committed for loan purchases,” which represents cash and cash equivalents that are transferred to restricted cash for loans that are pending purchase by the Company. We believe this is a more complete representation of the Company’s net cash and

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

other financial assets position as of each period presented in the table above. Prior period amounts have been reclassified to conform to the current period presentation.

(3)	Comparable GAAP measure cannot be provided as not practicable.

Investments in Quarterly Originations by Investment Channel and Investor Concentration

Our investment channels consist of (1) Banks, which are deposit taking institutions or their affiliates, (2) LendingClub inventory, which includes loan originations purchased by the Company during the period and not yet sold as of the period end, (3) Other institutional investors and Managed accounts, which primarily include other non-bank investors, dedicated third-party funds, and public and private funds managed by third-party asset managers, and (4) self-directed retail investors.

The following table shows the percentage of loan origination volume issued in the period and purchased or pending purchase by each investment channel as of the end of each period presented:

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Investor Type:
Banks	38%	45%	49%	41%	38%
LendingClub inventory (1)	23%	13%	10%	18%	15%
Other institutional investors	20%	21%	18%	19%	19%
Managed accounts	15%	16%	17%	16%	21%
Self-directed retail investors	4%	5%	6%	6%	7%
Total	100%	100%	100%	100%	100%

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

The following table provides the percentage of loans invested in by the ten largest external investors and by the largest single investor during each of the previous five quarters (by dollars invested):

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Percentage of loans invested in by ten largest investors	55%	62%	65%	58%	56%
Percentage of loans invested in by largest single investor	29%	33%	36%	29%	22%

The composition of the top ten investors may vary from period to period. The decrease in the percentage of loans invested in by a single investor since the first quarter of 2019 was primarily due to higher origination volumes and mix of lower risk grade A and B loans facilitated on our marketplace, which were purchased by LendingClub and will be included in the Company’s future Structured Program transactions.

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

The charts provided below display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through September 30, 2019, by booking year, for all grades and 36- or 60-month terms of standard program loans for each of the years shown. These charts display lifetime cumulative net charge-off rates using months on book for each annual vintage presented. Each annual vintage’s lifetime cumulative net charge-offs vary based on the maturity of each loan’s month on book. For the third quarter of 2019, standard program loans accounted for 70% of all loan origination volume.

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
Y2019

Loan Portfolio Information and Credit Metrics

Fair Value and Delinquencies

For loans held for investment that are backed by notes, certificates and secured borrowings on our Condensed Consolidated Balance Sheets, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	September 30, 2019			December 31, 2018
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)
Personal loans – standard program	$1,310.3	94.0%	3.4%	$1,994.1	93.5%	3.5%
Personal loans – custom program	6.3	93.7	6.7	19.2	92.8	7.1
Other loans (1)	—	—	—	0.1	96.0	10.6
Total	$1,316.6	94.0%	3.4%	$2,013.4	93.5%	3.5%

(1)	Components of other loans are less than 10% of the outstanding principal balance presented individually.

(2)	Expressed as a percent of outstanding principal balance.

Increases in the fair value of loans as a percent of outstanding principal balance from December 31, 2018 to September 30, 2019 were primarily due to a shift in the mix of personal loans toward lower risk grades.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

For loans invested in directly by the Company for which there were no associated notes, certificate or secured borrowings, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	September 30, 2019			December 31, 2018
(in millions, except percentages)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)
Personal loans – standard program	$598.0	96.5%	0.9%	$706.1	96.5%	0.7%
Personal loans – custom program	49.1	98.3	1.1	89.4	98.5	0.7
Other loans (1)	93.9	94.7	2.8	77.7	93.9	0.2
Total	$741.0	96.4%	1.1%	$873.2	96.5%	0.7%

(1)	Components of other loans are less than 10% of the total outstanding principal balance if presented individually.

(2)	Includes both loans held for investment and loans held for sale.

(3)	Expressed as a percent of outstanding principal balance.

The fair value of total loans invested in by the Company as a percent of outstanding principal balance from December 31, 2018 to September 30, 2019 remained relatively unchanged as a result of a shift in portfolio mix to higher fair value prices on lower risk grades, offset by lower fair value prices on certain higher risk grades.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last five quarters are as follows:

Total Platform (1)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Personal Loans – Standard Program:
Annualized net charge-off rate	6.4%	6.4%	7.0%	7.0%	6.2%
Weighted-average age in months	12.3	12.3	12.4	12.3	12.3

Personal Loans – Custom Program:
Annualized net charge-off rate	10.9%	10.8%	12.8%	12.4%	11.0%
Weighted-average age in months	9.3	9.9	9.7	9.5	9.6

(1)
Total platform comprises all loans facilitated through our lending marketplace, including whole loans sold and loans financed by notes, certificates and secured borrowings, but excluding education and patient finance loans, auto refinance loans and small business loans.

The increase in the annualized net charge-off rate in the third quarter of 2019 compared to the third quarter of 2018 for the total platform standard personal loan program primarily reflects the effect of higher outstanding loan balances and an increase in actual net charge-offs. The decrease in the annualized net charge-off rate in the third quarter of 2019 compared to the third quarter of 2018 for the total platform custom personal loan program primarily reflects the effect of a greater increase in outstanding loan balances proportionate to the increase in actual net charge-offs. The annualized net charge-off rates in the third quarter of 2019 compared to the second quarter of 2019 for both the standard and custom personal loan programs remained relatively flat.

The annualized net charge-off rates for personal loans for both standard and custom programs for loans retained on our Condensed Consolidated Balance Sheets for the last five quarters are as follows:

Loans Retained on Balance Sheet (1)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Personal Loans – Standard Program:
Annualized net charge-off rate	6.8%	7.1%	8.2%	9.0%	7.9%
Weighted-average age in months	12.7	15.9	15.5	14.3	15.7

Personal Loans – Custom Program:
Annualized net charge-off rate	2.5%	1.6%	4.9%	5.9%	2.7%
Weighted-average age in months	6.9	6.4	13.4	6.9	9.2

(1)
Loans retained on balance sheet include loans invested in by the Company as well as loans held for investment that are funded directly by member payment dependent notes related to our Retail Program and certificates.

The decrease in annualized net charge-off rates for the standard personal loan program in the third quarter of 2019 compared to the third quarter of 2018 for the loans retained on our Condensed Consolidated Balance Sheets reflects

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

the effect of lower outstanding loan balances and a decrease in actual net charge-offs. The decrease in the annualized net charge-off rate in the third quarter of 2019 compared to the second quarter of 2019 for the standard personal loan program is primarily due the effect of lower outstanding loan balances and a decrease in actual net charge-offs.

The annualized net charge-off rates and weighted-average age in months for custom program loans retained on our Condensed Consolidated Balance Sheets reflect the change in outstanding principal balance period-over-period based on purchase and sale activity of recently issued near-prime loans.

The annualized net charge-off rates for standard program loans are higher for loans retained on our Condensed Consolidated Balance Sheets compared to loans reflected at the total platform level for each quarter because of, among other reasons, a difference in grade distribution for the two portfolios. The proportion of grade A and B loans is 50% of the retained loan portfolio compared to 55% for the total platform level as of September 30, 2019. This difference in loan grade distribution results in higher net charge-off rates for the loans on the Condensed Consolidated Balance Sheets compared to the total platform, as grade A and B loans have lower expected and actual credit losses.

Regulatory Environment

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations, government (including state agencies) and regulatory exams, investigations, inquiries or requests, and other proceedings. The number and significance of these claims, lawsuits, exams, investigations, inquiries, requests and proceedings have increased in part because our business has expanded in scope and geographic reach, and our products and services have increased in complexity. For example, we have been subject to and experienced, and will likely continue to be subject to and experience, exams from state regulators and our legal, compliance and other costs related to such proceedings may elevate from current levels. See “Part I – Item 1. Business – Regulatory and Compliance Framework,” “Part I – Item 1A. Risk Factors – Risks Related to Our Business and Regulation” including the risk factors titled “We are regularly subject to litigation, and government and regulatory investigations, inquiries and requests, including matters related to our legacy management and the resignation of our former Chief Executive Officer,” “If the loans facilitated through our lending marketplace were found to violate a state’s usury laws, and/or we were found to be the true lender (as opposed to our issuing bank(s)), we may have to alter our business model and our business could be harmed” and “The regulatory framework for our business is evolving and uncertain as federal and state governments consider new laws to regulate online lending marketplaces such as ours. New laws and regulations, including uncertainty as to how the actions of any federal or state regulator could impact our business or that of our issuing bank(s)” in our Annual Report for more information, additional discussion and disclosure, including the potential adverse outcomes and consequences from such proceedings.

Board Review

As a result of the Board Review and resignation of our former CEO, we have received inquiries from governmental entities, and we continue to cooperate. In particular, an inquiry by the Federal Trade Commission (FTC) led to an action brought against the Company by the FTC. Responding to inquiries of this nature and defending the allegations in the FTC’s complaint, is costly and time consuming, can generate negative publicity, and could have a material and adverse effect on our business. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies” for further discussion regarding the FTC litigation and related matters.

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

As another example, in June 2019, certain Capital One and Chase credit card holders filed putative class actions in U.S. District Court in New York against certain non-bank Capital One and Chase special purpose entities and trusts, and the trustees thereof, that purchased and/or played a role in facilitating the securitization of Capital One and Chase credit card receivables. The plaintiffs allege that the preemption of New York usury laws by the National Bank Act (NBA) ceased once the credit card receivables were purchased and securitized by or via the non-bank defendants and therefore any interest being charged on the securitized receivables in excess of New York’s usury limits violates New York law. The plaintiffs seek to recoup the allegedly excessive interest payments and an order requiring the defendants to cease their allegedly wrongful conduct, among other relief. The plaintiffs in these lawsuits aim to leverage the Second Circuit’s decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the NBA and held that a non-bank debt collector that purchased a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury.

Also, in October 2019, a putative class action was filed in federal court in New York alleging Kabbage entered into an illegal “rent-a-bank” scheme to evade state usury laws. Kabbage facilitates business loans made by a Utah-chartered bank, Celtic Bank, but, according to the complaint, Kabbage is the “true lender,” holds itself out as the direct lender, and Celtic Bank has no ownership or monetary interest in the receivables related to the loans issued and therefore has no economic risk of loss stemming from borrower non-payment or default. Plaintiffs in the case advance various claims, including claims alleging violations of usury and other laws in California, New York, Colorado, and Massachusetts law and violations of the federal RICO statute.

In September 2019, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) filed an amicus brief in U.S. District Court in Colorado supporting a bankruptcy court’s rejection of the Madden case in a case before it. In re Rent-Rite Super Kegs West Ltd., Case No. 1:19-cv-015520-REB (D. Colo.), Dkt.11. It is unclear what impact the position of these federal regulators on the Madden decision will have in existing or future litigation or regulatory proceedings involving arguments of federal preemption of state usury laws.

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

State Inquiries and Licensing

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

The Company has undertaken a review of its portfolio of licenses. We are in the process of seeking additional licenses and are letting other licenses lapse. To date, updating our licenses has not had a material impact on the Company’s operations.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Liquidity and Capital Resources

Liquidity

Our short-term liquidity needs generally relate to our working capital requirements, including the purchase of loans invested in by the Company. These liquidity needs are generally met through cash generated from the operations of facilitating loan originations, servicing fee revenue, proceeds from the sales of loans (both as whole loan sales and through Structured Program transactions), use of existing cash and cash equivalents, and draws on our credit facilities.

Given the member payment dependent structure of the notes, certificates and secured borrowings, principal and interest payments on notes, certificates and secured borrowings are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity. During the first nine months of 2019 we purchased $2.3 billion in loans which were contemporaneously funded by whole loan sales and by the issuance of notes and certificates. We may use our own capital and available credit facilities to purchase loans for future Structured Program transactions, whole loan sales and if we experience a reduction in available investor capital to fund loans on our marketplace. During the first nine months of 2019, we used our own capital to purchase $3.6 billion in loans and sold $3.5 billion in loans, of which $2.8 billion was contributed to Structured Program transactions and $0.7 billion was sold to whole loan investors. As of September 30, 2019, the fair value of loans invested in by the Company was $714.4 million, of which $600.0 million were pledged as collateral under our credit facilities.

We may use our cash, cash equivalents and securities available for sale as additional sources of liquidity. Cash, cash equivalents and securities available for sale were $446.5 million (which included $51.3 million of securities pledged as collateral) and $543.4 million (which included $53.6 million of securities pledged as collateral) as of September 30, 2019 and December 31, 2018, respectively. Our cash and cash equivalents are primarily held in institutional money market funds, interest-bearing deposit accounts at investment grade financial institutions, certificates of deposit, and commercial paper. Our securities available for sale consist of asset-backed securities related to Structured Program transactions, corporate debt securities, other asset-backed securities, commercial paper, certificates of deposit and other securities. Changes in the balance of cash and cash equivalents are generally a result of timing related to working capital requirements, purchase or sale of loans and securities available for sale, changes in debt outstanding under our credit facilities, and changes in restricted cash and other investments. Changes in the balance of securities available for sale are generally a result of activity related to our Structured Program transactions. Future cash requirements include certain contingent liabilities, including litigations and ongoing regulatory and government investigations primarily related to outstanding legacy issues. As of September 30, 2019 and December 31, 2018, we had $15.0 million and 12.8 million in accrued contingent liabilities, respectively, but actual cash payments may vary if outcomes of legal actions or settlements are different. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies” for further information.

Our credit facilities and securities sold under repurchase agreements are comprised of four secured warehouse credit facilities (Warehouse Facilities), a Revolving Facility and repurchase agreements. The Warehouse Facilities have an aggregated credit limit of $734.2 million, with $405.3 million of debt outstanding secured by $600.0 million of loans at fair value as of September 30, 2019. The Revolving Facility has a credit limit of $120.0 million, with $60.0 million of debt outstanding as of September 30, 2019. We have two master repurchase agreements with counterparties where we may sell securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. As of September 30, 2019, we had $43.8 million in aggregate debt outstanding under our repurchase agreements secured by $51.3 million of underlying assets pledged as collateral.

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

The following table sets forth certain cash flow information for the periods presented:

	Nine Months Ended September 30,
Condensed Cash Flow Information:	2019	2018
Cash used for loan operating activities	$(293,099)	$(286,773)
Cash provided by all other operating activities	168,368	24,610
Net cash used for operating activities (1)	$(124,731)	$(262,163)

Cash provided by loan investing activities (2)	$470,282	$650,244
Cash provided by all other investing activities	19,404	10,089
Net cash provided by investing activities	$489,686	$660,333

Cash used for note, certificate and secured borrowings financing (2)	$(485,298)	$(651,400)
Cash (used for) provided by issuance of securitization notes and residual certificates, credit facilities and securities sold under repurchase agreements	(6,569)	228,067
Cash used for all other financing activities	(42,060)	(67,850)
Net cash used for financing activities	$(533,927)	$(491,183)
Net decrease in cash, cash equivalents and restricted cash	$(168,972)	$(93,013)

(1)	Cash used for operating activities primarily includes the purchase and sale of loans held for sale by the Company.

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

Operating Activities. Net cash used for operating activities was $(124.7) million and $(262.2) million during the first nine months of 2019 and 2018, respectively. Net cash used for loan operating activities relates to proceeds from sales of loans held for sale offset by the purchase of loans held for sale. The timing of the purchases and sales of loans held for sale can vary between periods and can therefore impact the amount of cash provided by or used for operating activities. In periods where we accumulate loans held for sale that are sold in a subsequent period, cash flow from operating activities will be negatively affected.

Investing Activities. Net cash provided by investing activities was $489.7 million and $660.3 million during the first nine months of 2019 and 2018, respectively. Net cash provided by loan investing activities was primarily driven by purchases of loans held for investment offset by the repayment of such loans. Net cash provided by all other investing activities was primarily driven by purchases of securities available for sale and purchases of property, equipment and software, offset by proceeds from securities available for sale.

Financing Activities. Net cash used for financing activities was $(533.9) million and $(491.2) million during the first nine months of 2019 and 2018, respectively. Net cash used for financing activities was primarily driven by principal payments on our credit facilities and principal payments on and retirements of notes and certificates, offset by proceeds from our credit facilities, the issuance of notes and certificates, and proceeds from securities sold under repurchase agreements.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Capital Resources

Net capital expenditures were $39.0 million, or 6.8%, of total net revenue, and $37.9 million, or 7.4%, of total net revenue, for the first nine months of 2019 and 2018, respectively. Capital expenditures generally consist of internally developed software, computer equipment, and construction in progress. Capital expenditures in 2019 are expected to be approximately $45.0 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform, implementation of a third-party loan servicing system, and the build-out of our Salt Lake City area site. In the future, we expect our capital expenditures related to enhancing our platform to increase as we support the growth in our business.

Off-Balance Sheet Arrangements

At both September 30, 2019 and December 31, 2018, a total of $5.5 million in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026.

In the ordinary course of business, we engage in other activities that are not reflected on our Condensed Consolidated Balance Sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated variable interest entities including Company sponsored securitizations and Certificate Program transactions. These transactions are used frequently by the Company to provide a source of liquidity to finance our business and to diversify our investor base. The Company retains at least 5% of securities and residual interests from these transactions and enters into a servicing arrangement with the unconsolidated variable interest entity. We are exposed to market risk in the securitization market. We provide additional information regarding transactions with unconsolidated variable interest entities in “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 7. Securitizations and Variable Interest Entities.”

Contingencies

For a comprehensive discussion of contingencies as of September 30, 2019, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of 2019.

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

Loans Invested in by the Company. As of September 30, 2019 and December 31, 2018, we were exposed to market rate risk on $714.4 million and $842.6 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any realized or unrealized losses from market rate changes on loans invested in by the Company are recorded in earnings.

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

The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in discount rates as of September 30, 2019 and December 31, 2018:

	Loans Invested in by the Company
	September 30, 2019	December 31, 2018
Fair value	$714,381	$842,604
Discount rates
100 basis point increase	$(9,424)	$(10,487)
100 basis point decrease	$9,627	$10,749

Servicing Assets. As of September 30, 2019 and December 31, 2018, we were exposed to market servicing rate risk on $83.3 million and $64.0 million of servicing assets, respectively. Our selection of the most representative market servicing rates is inherently judgmental. The following table presents the impact to the fair value of servicing assets due to a hypothetical change in the weighted-average market servicing rate assumption as of September 30, 2019 and December 31, 2018:

	Servicing Assets
	September 30, 2019	December 31, 2018
Fair value	$83,250	$64,006
Weighted-average market servicing rate assumption	0.66%	0.66%
Change in fair value from:
Servicing rate increase by 10 basis points	$(13,577)	$(10,878)
Servicing rate decrease by 10 basis points	$13,579	$10,886

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

Loans Invested in by the Company. As of September 30, 2019 and December 31, 2018, we were exposed to interest rate risk on $714.4 million and $842.6 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. Any realized or unrealized losses from interest rate changes are recorded in earnings. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in interest rates as of September 30, 2019 and December 31, 2018:

	Loans Invested in by the Company
	September 30, 2019	December 31, 2018
Fair value	$714,381	$842,604
Interest rates
100 basis point increase	$(9,424)	$(9,945)
100 basis point decrease	$9,627	$10,163

Securities Available for Sale. As of September 30, 2019, we were exposed to interest rate risk on $246.6 million of securities available for sale, including $186.7 million of asset-backed securities related to Structured Program transactions and $59.9 million of certificates of deposit, other asset-backed securities, corporate debt securities and commercial paper. As of December 31, 2018, we were exposed to interest rate risk on $170.5 million of securities available for sale, including $116.8 million of asset-backed securities related to Structured Program transactions and $53.7 million of certificates of deposit, other asset-backed securities, corporate debt securities, commercial paper and other securities. To manage this risk, we limit and monitor maturities, credit ratings, performance of loans underlying Structured Program transactions and concentrations within the investment portfolio. Any unrealized gains or losses resulting from such interest rate changes would only be recorded in earnings if we sold the securities prior to maturity or if the securities were considered other-than-temporarily impaired and we intended to sell such securities or it was more likely than not that we would have to sell such securities prior to anticipated recovery.

The following table presents the impact to the fair value of securities available for sale due to a hypothetical change in interest rates as of September 30, 2019 and December 31, 2018:

	Securities Available for Sale
	September 30, 2019	December 31, 2018
Fair value	$246,559	$170,469
Interest rates
100 basis point increase	$(2,026)	$(1,259)
100 basis point decrease	$2,004	$1,259

LENDINGCLUB CORPORATION

Credit Facilities and Securities Sold Under Repurchase Agreements. As of September 30, 2019 and December 31, 2018, we were exposed to interest rate risk on $405.3 million and $306.8 million of funding under the Warehouse Facilities, $60.0 million and $95.0 million of funding under the Revolving Facility, and $43.8 million and $57.0 million of funding under our repurchase agreements, respectively. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding are tied to LIBOR or other short-term market rates. The following table presents the impact to the annualized interest expense related to our credit facilities and securities sold under repurchase agreements due to a hypothetical change in the one-month LIBOR rate as of September 30, 2019 and December 31, 2018:

	Credit Facilities and Securities Sold Under Repurchase Agreements
	September 30, 2019	December 31, 2018
Carrying value	$509,107	$458,802
One-month LIBOR
100 basis point increase	$5,091	$4,588
100 basis point decrease	$(5,091)	$(4,588)

Cash and Cash Equivalents. As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $200.0 million and $373.0 million, respectively. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper, which are short-term. Due to their short-term nature, we do not believe we have material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates.

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

Loans Invested in by the Company. As of September 30, 2019 and December 31, 2018, we were exposed to credit performance risk on $714.4 million and $842.6 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in credit loss rates as of September 30, 2019 and December 31, 2018:

	Loans Invested in by the Company
	September 30, 2019	December 31, 2018
Fair value	$714,381	$842,604
Credit loss rates
10 percent increase	$(8,631)	$(11,304)
10 percent decrease	$8,563	$11,526

LENDINGCLUB CORPORATION

Asset-backed Securities Related to Structured Program Transactions. As of September 30, 2019 and December 31, 2018, we were exposed to credit performance risk on $186.7 million and $116.8 million of asset-backed securities related to Structured Program transactions, including securities pledged as collateral. The following table presents the impact to the fair value of asset-backed securities related to Structured Program transactions due to a hypothetical change in credit loss rates as of September 30, 2019 and December 31, 2018:

	Asset-backed Securities Related to Structured Program Transactions
	September 30, 2019	December 31, 2018
Fair value	$186,692	$116,768
Credit loss rates
10 percent increase	$(3,538)	$(2,643)
10 percent decrease	$3,511	$2,643

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2019, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are evaluating various strategies to obtain or add bank functionality, including various forms of a bank charter, to add additional benefits, products and/or functionality to the LendingClub platform which may, among other things, facilitate our ability to develop and maintain a longer-term relationship with our customers. Additionally, we believe a bank charter could add a new source of relatively lower cost funding to our marketplace and give our business greater resilience and regulatory certainty. However, some of our strategies to obtain or add bank functionality may require, or be deemed to require, additional consents, procedures, partnerships, licenses, regulatory approvals and/or capabilities that we have not yet obtained, developed, or for which timing to develop or obtain is uncertain or could be longer than anticipated. Regulatory approval is subject to a number of requirements including sufficient bank capitalization, ownership and control of stockholders, permissible investments and activities, deposit insurance provided by the FDIC, sales practices and other factors. For example, if we were to acquire or establish a bank subsidiary, we may become subject to the Bank Holding Company Act and its restrictions and requirements, including capital requirements and shareholder requirements. A bank subsidiary could be subject to various additional limitations and restrictions on its activities, as well as capital requirements. In addition, we may become subject to supervision and regulation by the Federal Reserve as well as the chartering authority of the bank subsidiary and possibly other Federal bank regulators. We may also need to develop a financial and bank capitalization plan and ensure our governance and management infrastructure is ready before we would be able to execute on these strategies. For these and other reasons, we may ultimately decide not to pursue any of these strategies. Should we fail or decide not to pursue any of these strategies, including obtaining a bank charter, or should these strategies, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, our business, including our ability to offer a broader range of products and services, may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes purchases made by or on behalf of LendingClub of its common stock for each calendar month in the third quarter of 2019:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 - July 31 (1)	994	$15.35	—	$—
August 1 - August 31(2)	2,900	$13.25	—	$—
September 1 - September 30	—	$—	—	$—
Total	3,894	$13.79	—	$—

(1)	Represents shares purchased by the Company in lieu of issuing fractional shares in connection with a 1-for-5 reverse stock split effective on July 5, 2019.

(2)	Represents shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.

LENDINGCLUB CORPORATION

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

LENDINGCLUB CORPORATION

Item 6. Exhibits

Exhibit Index

The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Form of Common Stock Certificate					X
10.1	Marketing and Program Agreement dated July 23, 2019*	8-K	001-36771	10.1	July 29, 2019
10.2	Loan and Servicing Amendment dated July 23, 2019*	8-K	001-36771	10.1	July 29, 2019
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document†					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
Certain information in the exhibit was omitted pursuant to Item 601(b)(2) of Regulation S-K because it is both not material and would be competitively harmful if publicly disclosed. The Company undertakes to furnish, supplementally, a copy of the unredacted exhibit to the SEC upon request.

†	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	November 6, 2019	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	November 6, 2019	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer