Form 10-K
period 2019-12-31
LendingClub Corp
filed 2020-02-19
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Commission File Number: 001-36771

LendingClub Corporation
(Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 Market Street, Suite 200,
San Francisco,	CA	94105
(Address of principal executive offices and zip code)
(415) 632-5600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	LC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,091,456,815 based on the closing price reported for such date on the New York Stock Exchange. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 14, 2020, there were 88,911,078 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

LENDINGCLUB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2019

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

Forward-Looking Statements

This Annual Report on Form 10-K (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Report include, without limitation, statements regarding borrowers, credit scoring, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management, expected market growth and our ability to obtain a bank charter and the impact on our business. You can identify these forward-looking statements by words such as “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “opportunity,” “plan,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or similar expressions.

These forward-looking statements include, among other things, statements about:

•	our ability to attract and retain borrowers;

•	the ability of borrowers to repay loans and the plans of borrowers;

•	our ability to maintain investor confidence in the operation of our platform;

•	the likelihood of investors to continue to, directly or indirectly, invest through our platform;

•	our ability to secure new or additional sources of investor commitments for our platform;

•	expected rates of return for investors;

•	the effectiveness of our platform’s credit scoring models;

•	our ability to innovate and the success of new product initiatives;

•	our ability to obtain or add bank functionality and a bank charter;

•	the impact on the business from obtaining or adding bank functionality and a bank charter;

•	our ability to resolve pending governmental inquiries and private litigation, and the terms of such resolution(s);

•	the use of our own capital to purchase loans;

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

•	the impact of holding loans on and our ability to sell loans off our balance sheet;

•	transaction fees or other revenue we expect to recognize after loans are issued by the issuing banks who originate loans facilitated through our platform;

•	interest income on our loans invested in by the Company and the negative fair value adjustments on associated loans;

LENDINGCLUB CORPORATION

•	our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between the interim period and full year results;

•	our ability, and that of third-party vendors, to maintain service and quality expectations;

•	capital expenditures;

•	interest rate risk and credit performance associated with the outstanding principal balance of loans and other securities and their impact to investor returns and demand for our products;

•	the impact of new accounting standards;

•	the impact of pending litigation and regulatory investigations and inquiries;

•	our compliance with applicable local, state and Federal laws, regulations and regulatory developments or court decisions affecting our business;

•	our compliance with contractual obligations or restrictions;

•	investor, borrower, platform and loan performance-related factors that may affect our revenue;

•	the potential adoption rates and returns related to new products and services;

•	the potential impact of macro-economic developments that could impact the credit performance of our loans, notes, certificates and secured borrowings, and influence borrower and investor behavior;

•	the effectiveness of our cost structure simplification efforts and ability to control our cost structure;

•	our ability to develop and maintain effective internal controls;

•	our ability to recruit and retain quality employees to support current operations and future growth;

•	our ability to successfully relocate people and services;

•	the impact of expense initiatives;

•	our ability to manage and repay our indebtedness; and

•	other risk factors listed from time to time in reports we file with the SEC.

We caution you that the foregoing list may not contain all of the forward-looking statements in this Report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the “Risk Factors” section of this Report, as well as in our consolidated financial statements, related notes, and other information appearing elsewhere in this Report and our other filings with the Securities and Exchange Commission, that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, actual results, future events or otherwise, other than as required by law.

LENDINGCLUB CORPORATION

PART I

Item 1. Business

Introduction

LendingClub was incorporated in Delaware on October 2, 2006, and is currently the largest provider of unsecured personal loans in the US. We operate America’s largest online lending marketplace platform that connects borrowers and investors. LendingClub provides tools that help Americans save money on their path to financial health through lower borrowing costs and a seamless, technology-driven user experience. Investors provide capital to enable the funding of loans in exchange for earning competitive risk adjusted returns. Our marketplace enables efficient credit decisioning, pricing, servicing and support operations. We operate fully online with no traditional branch infrastructure. Our vision is to expand our marketplace model and support it with a bank charter, which we believe will be both strategically and financially accretive to the Company.

On February 18, 2020, the Company and Radius Bancorp, Inc. (Radius) entered into an Agreement and Plan of Merger, by and among the Company, a wholly owned-subsidiary of the Company, and Radius, pursuant to which the Company will acquire Radius and thereby acquire its wholly-owned subsidiary, Radius Bank (the Merger), in a cash and stock transaction valued at $185 million (of which $138.75 million is in cash and $46.25 million is in stock), plus certain purchase price and expense adjustments of up to $22 million. The closing of the Merger is subject to regulatory approval and other customary closing conditions, which the Company anticipates can be completed within 15 months, as well as customary transaction costs. The Company believes that acquiring Radius and operating with a national bank charter will enhance LendingClub’s ability to serve its members, grow its market opportunity, increase and diversify revenue and earnings, and provide both funding resilience and regulatory clarity. With the talent, infrastructure and capabilities Radius possesses, the Company intends to enhance customer engagement by offering a broader range of member products and services aimed at supporting members and improving their financial health.

In order to facilitate compliance with federal banking regulations by the Company’s largest stockholder, Shanda Asset Management Holdings Limited and its affiliates (Shanda), on February 18, 2020, the Company entered into a Share Exchange Agreement pursuant to which Shanda will exchange, subject to certain closing conditions, all shares of the Company’s common stock held by Shanda for newly issued non-voting convertible preferred stock, series A (the Exchange). In connection with the Exchange, the Company will provide Shanda registration rights and a one-time cash payment of approximately $50 million. To deter future ownership positions in the Company’s securities in excess of thresholds set forth by the Federal Reserve under the Bank Holding Company Act, the Company adopted a Temporary Bank Charter Protection Agreement (the Charter Protection Agreement) which provides for the dilution of any person or group of persons that acquires: (i) 25% or more equity interest in the Company, or (ii) 7.5% or more of any class of the Company’s voting securities, which threshold shall automatically increase to 10% in connection with the closing of the Exchange. The Charter Protection Agreement is effective as of February 18, 2020, and will automatically expire on the earlier of the closing of the Merger or 18 months.

Our mission

We provide tools that help Americans save money on their path to financial health through lower borrowing costs and a seamless, technology-driven user experience. We help investors efficiently generate competitive risk-adjusted returns through diversification.

Our strategy

Our strategy is to increase member engagement with LendingClub’s marketplace and leverage that engagement to offer a broad range of products and services from LendingClub and its partners.

LENDINGCLUB CORPORATION

Through sustained innovation and investment in demand generation and conversion, LendingClub has already built the leading unsecured personal loan marketplace with rapid decisioning and high member satisfaction. There are two parts to our strategy:

•	Visitor to Member: aims to increase member engagement with LendingClub through a member center, which is intended to give members current data on their financial health.

•	Product to Platform: aims to leverage member engagement by presenting offers from LendingClub and its partners that may save members money.

We believe our strategy will generate more savings for members, provide more avenues for LendingClub to serve borrowers and investors, and grow the lifetime value of our customer base through increased revenue per member and lower member acquisition costs.

Our market opportunity

LendingClub is the market leader in unsecured personal loans in the United States, a $160 billion industry in 2019. In the United States, unsecured personal loans are the fastest growing segment of consumer credit as consumers seek to refinance record levels of revolving credit card debt, with decade high variable interest rates, and are searching online for convenient ways to get better fixed rates. According to TransUnion, “FinTech loans now (2019) comprise 38% of all unsecured personal loan balances.” That’s up significantly from just 5% of outstanding balances in 2013.

LendingClub helps customers find an easier, less expensive path to paying down debt by replacing variable high-interest credit card payments with fixed lower-rate loans and predictable, more affordable payments. With LendingClub loans, members have the potential to save thousands of dollars compared to traditional credit cards. Researchers at the Philadelphia Federal Reserve Bank have analyzed LendingClub data and concluded that we’re operating in areas where banks are closing their branches, improving pricing and the quality of credit decisioning, and increasing financial inclusion.

With 160M+ US consumers currently using digital banking, LendingClub’s online platform is well positioned for growth by empowering customers to make better financial decisions that result in improved money management and savings.

Our competitive advantages

The lending industry is highly competitive, rapidly changing, highly innovative and subject to regulatory scrutiny and oversight. We compete against a wide range of financial products and companies that attract borrowers and/or investors.

With respect to borrowers, we primarily compete with other online consumer lending marketplaces and traditional financial institutions, such as banks, credit unions, and credit card issuers. LendingClub’s key competitive advantages include:

•	Price efficiency: our marketplace model generates savings for borrowers by matching them with the lowest available cost of capital provided by investors.

•	Marketing efficiency: our broad spectrum of investors, innovation and returning members enable us to serve more borrowers and enhance our marketing efficiency.

•
Scale, data and innovative technology: our innovative technology and online platform enables us to generate and convert demand efficiently and at scale, while managing price and credit risk effectively.

LENDINGCLUB CORPORATION

With respect to investors, we primarily compete with other investment vehicles and asset classes, such as equities, bonds and short-term fixed income securities. LendingClub’s key competitive advantages include:

•
Generating competitive risk-adjusted returns efficiently: the nature of the asset class available through, and the scale of, our marketplace platform enables us to efficiently generate competitive risk-adjusted returns for investors.

•	Portfolio diversification: unsecured personal loans can offer duration, geographic and/or asset diversification to investors.

We continue to be innovative to extend these competitive advantages.

In addition to the discussion in this section, see “Item 1A. Risk Factors – Substantial and increasing competition in our industry may harm our business.” for further discussion of the potential impact of competition on our business.

Our model

Our sales and marketing efforts are designed to attract and retain borrowers and investors and build brand awareness. We use a diverse array of marketing channels and constantly seek to improve and optimize our experience both on- and offline to achieve efficiency and a high level of borrower and investor satisfaction.

We attract and retain borrowers through direct mail, online aggregation partners, and other channels (including search engines, social media, and strategic relationship referrals) and this continues to drive growth in our borrower and investor base. Our demand generation has been enhanced through significant funnel conversion efficiency improvements. As our growing member base frequently returns directly to LendingClub if they need another loan, we are growing the lifetime value of our members and lowering our average customer acquisition cost.

Once a loan application is received, we present the applicant with various loan options, including the term, rate and amount for which the applicant qualifies. After the applicant selects their personalized financing option and completes the application process, we may perform additional verifications on the applicant. Once the verifications are completed and a loan has been funded through one of the investment channels discussed below, the issuing bank originates and issues proceeds of the loan to the borrower, net of the origination fee charged and retained by the issuing bank. After the loan is issued, we use the proceeds from investors to purchase the loan from the issuing bank. Investor cash balances are held in segregated bank or custodial accounts and are not commingled with our monies. If insufficient investor commitments are received and the Company does not elect to purchase loans with its own capital, the loan is not funded.

LENDINGCLUB CORPORATION

Borrowers
Pay
Application
LendingClub
Capital
Investors
Transfer
$100
Loan
Loan
Issuing Bank
Loan Proceeds
Purchase Price
Notes (public)
Certificates (private)
Asset-Backed Securities (private)
Loans (private)
Federal & State Regulators

Our issuing bank for unsecured personal and auto loans is WebBank, a Utah-chartered industrial bank, member Federal Deposit Insurance Corporation (FDIC), that handles a variety of consumer financing programs. We have entered into: (i) a marketing and program management agreement with WebBank that governs the terms and conditions between us and WebBank with respect to loans facilitated through our lending marketplace and originated by WebBank and (ii) a servicing agreement that governs our loan servicing obligations for loans during the period of time that the loans are owned by WebBank. WebBank pays us a transaction fee for our role in processing loan applications through our lending marketplace on WebBank’s behalf. The transaction fee we earn corresponds with the origination fee that WebBank charges the borrower. We pay WebBank a monthly program fee based on the amount of loans issued by WebBank and purchased by us or our investors in a given month, subject to a minimum monthly fee.

Under contractual agreements, WebBank may sell us loans without recourse two business days after WebBank originates the loan. The marketing and program management agreement and the loan and receivable sale agreement both initially terminate in January 2023, with two additional automatic one-year renewal terms, subject to certain early termination provisions set forth in the agreements.

Our issuing banks for education and patient finance loans are NBT Bank and Comenity Capital Bank, which originate and service education and patient finance loans. These issuing banks retain some of these loans while others are offered to private investors or purchased by us. In instances where we are unable to arrange for private investors to purchase education and patient finance loans, we are contractually required to purchase them. For our role in loan facilitation, we recognize transaction fees paid by the issuing banks and education and patient service providers once the loan is issued and the proceeds are delivered to the borrower.

As of the date of this Report, no backup issuing banks have originated any loans facilitated through our marketplace and we do not have backup issuing bank arrangements.

Small and Medium-Sized Business (SMB) loans are provided through partnerships with Opportunity Fund and Funding Circle.

LENDINGCLUB CORPORATION

Our business

Our customers

1.	Members

Borrowers: Our marketplace facilitates unsecured personal loans that are primarily used to refinance credit card balances and secured personal loans, that are primarily used to re-finance auto loans. Unsecured loans are also used to make major purchases (including home improvement, education and healthcare costs) or for other purposes.

Borrowers applying for loans through our programs must meet certain minimum credit requirements, including a FICO score, satisfactory debt-to-income ratios, satisfactory credit history and a limited number of credit inquiries in the previous six months. After a credit scoring and decisioning process, an issuing bank partner offers loans to successful applicants. For personal prime loans under our standard program, loan amounts are between $1,000 to $40,000, with maturities of three or five years, fixed interest rates, monthly amortizing payments, and no prepayment penalties. Personal loans that fall outside of the credit criteria for the standard program, including loans made to super-prime and near-prime borrowers, might qualify under our custom program and include amounts from $1,000 to $50,000, maturities of three or five years, fixed interest rates, and no prepayment penalties. For auto loans, loan amounts are between $5,000 to $55,000, with maturities ranging between two to seven years, monthly amortizing payments, and no prepayment penalties. Loans facilitated through our platform do not have interest rates or annual percentage rates in excess of 36%, which is often regarded as a benchmark for responsible lending.

We offer borrowers multiple features to lower their cost of debt and enhance their financial health, including: balance transfers, where a borrower’s existing credit card debt is paid down and the loan is consolidated into a fixed-rate term loan; and joint applications, where borrowers may receive a better rate when they jointly apply for a personal loan.

Investors: Once an account has been opened and funded, investors may purchase LendingClub Member Payment Dependent Notes, which are securities for which cash flows to investors are dependent upon principal and interest payments made by borrowers with unsecured prime personal loans (Notes).

A portion of the standard loan program (Prime Loans) are randomly allocated and listed based on demand at a grade and term level to retail investors purchasing interests in fractions of unsecured personal loans. All investors are provided access to a borrower’s proprietary credit grade and credit profile data on each approved and listed loan, as well as historical performance data on Prime Loans issued through our lending marketplace since its inception.

When an investor opens an account with us, the investor enters into an investor agreement that governs the investor’s purchases of Notes. Our Notes channel is supported by our website and our Investor Services group, which provides basic customer support to these investors.

Investor cash balances (excluding payments in process) are held in segregated bank or custodial accounts and are not commingled with our monies.

2.	Institutional Investors

Products: The majority of loans facilitated through our lending marketplace are funded by either: (i) the sale of whole loans to banks and other institutional investors or (ii) the issuance of securities through our Structured Programs. Structured Program transactions include (i) asset-backed securitization transactions and (ii) Certificate Program transactions. Certificate Program transactions include CLUB Certificate and Levered Certificate transactions.

LENDINGCLUB CORPORATION

Whole Loan Purchases: Certain institutional investors, such as banks, asset managers, insurance companies, hedge funds and other large non-bank investors, seek to hold whole loans on their balance sheets. To meet this need, we sell whole loans to these investors through loan purchase and sale agreements.

Securitizations: The Company securitizes a portion of the unsecured personal loans we facilitate through asset-backed securitization transactions. The Company is the sponsor and establishes trusts to ultimately purchase the loans from the Company and/or third-party loan investors. Securities issued from our asset-backed securitizations are senior or subordinated based on the waterfall criteria of loan payments to each security class. The residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. As the sponsor for securitization transactions, the Company manages the completion of the transaction. We have ongoing obligations to the trusts, including to repurchase loans in certain circumstances and to service and collect the loans in the trust. We use our own capital to purchase certain of the loans that are subsequently contributed to these deals. We are required to retain a portion of the credit risk in these securitization transactions. As a result of our securitization capability, we have broadened our platform’s access to a large and liquid asset-backed securities market, reached new institutional investors, and provided a capital markets financing alternative for the Company.

Certificate Program Transactions: The Company sponsors the sale of unsecured personal whole loans through the issuance of certificate securities that are assigned a CUSIP number and are collateralized by loans transferred to a series of a master trust. The CLUB Certificate issued securities are pass-through securities of which each owner has an undivided and equal interest in the underlying loans of each transaction. The Levered Certificate issued securities include senior and subordinated securities based on the waterfall criteria of loan payments to each security class. As the sponsor for Certificate Program transactions, the Company manages the completion of the transaction. We have ongoing obligations to the master trust and series trusts, including to repurchase loans in certain circumstances and to service and collect the loans in the trusts. We use our own capital to purchase certain of the loans that are subsequently contributed to these transactions. We are required to retain a portion of the credit risk in these securitization transactions. The sale of certificate securities under our Certificate Program results in more liquidity and demand for unsecured personal loans facilitated through our platform. These securities are tailored for institutional investors seeking access the consumer credit asset class.

Company purchases: LendingClub funds certain loans directly with its own capital to balance the marketplace and to build inventory for its Structured Programs. Although the majority of these loans are subsequently sold, LendingClub retains certain loans to full term, primarily related to the risk retention requirements of its Structured Programs, but also where it is testing new products (for example, auto loans or new underwriting strategies), maintaining marketplace equilibrium or holding loans not sold through the marketplace.

Platforms: We make personal loans available for investment to institutional investors through four platforms – Scale, Select, Select Plus and LCX.

Scale: Investors purchase unsecured personal prime loans at scale by providing LendingClub with standing instructions to purchase loans by grade and term.

Select: Institutional investors can select unsecured personal prime loans to purchase by individual borrower credit attributes.

Select Plus: Sophisticated investors identify opportunities to approve borrowers who fall outside the current credit criteria on the LendingClub platform. Loans originated through the Select Plus platform are sold directly to investors.

LCX: Investors dynamically bid on fully funded whole loans with same-day settlement functionality. As liquidity builds on LCX, we believe that LCX will enable the Company to reduce the amount of time loans are held on its balance sheet due to the ability to dynamically locate a clearing price. LCX also lays the foundation to develop secondary market capabilities and our ability to sell loans at prices other than par.

LENDINGCLUB CORPORATION

Product and platform innovation continue to support LendingClub’s ambitions to develop the unsecured personal loans asset class with investors by enabling more investors to purchase loans.

Institutional investor concentration: Our success is dependent on investors participating on our lending marketplace and, as of the date of this Report, we have a variety of investors on our platform that enable us to support the origination volume we facilitate. However, a relatively small number of loan investors, including us, represent a large percentage of the capital on our platform, which enable the funding of loans and our associated transaction fee revenue. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments in Quarterly Originations by Investment Channel and Investor Concentration” for further discussion of and information regarding our investor concentration.

Credit scoring and decisioning

Our lending marketplace provides an integrated and automated loan application and credit decisioning and scoring process that incorporates underwriting, pricing and fraud detection. Borrowers come to our platform to apply online for a loan. During the simple application process, our platform uses proprietary risk algorithms that leverage behavioral data, transactional data and employment information to supplement traditional risk assessment tools, such as FICO scores, to assess a borrower’s risk profile. Borrowers are then assigned a loan grade based on their risk profile, loan term and loan amount. For certain loans, our verification processes and analysts then verify the borrower’s identity, income or employment by connecting with various data providers to determine whether to approve the loan request, in accordance with the issuing bank’s credit policy. We utilize an outsourced provider to assist us in the processing of certain loan applications.

Our lending marketplace’s credit decisioning and scoring models are evaluated on a regular basis and the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate are leveraged through machine learning and can be rapidly deployed to make modifications to the models. This information assists us in assessing if and when to propose further changes to the credit model or pricing for consideration by the issuing banks who originate loans facilitated through our platform. Our lending marketplace’s credit decisioning and scoring models assign each loan offered on our lending marketplace a corresponding interest rate and origination fee.

We believe we have the experience and capabilities to effectively evaluate a borrower’s credit worthiness and likelihood of default, offering competitive risk-adjusted return opportunities for loan investors.

Loan Servicing

We service the majority of the loans facilitated through our lending marketplace, except for patient and education finance loans and auto refinance loans. Loan servicing includes account maintenance, collections, processing payments from borrowers and distributions to investors. We utilize a business process outsourcing provider and various third-party collection agencies to assist us in the servicing of certain loans. We also have made arrangements for backup servicing with First Associates Loan Servicing, LLC and Millennium Trust Company, LLC.

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

The servicing fee paid by investors is designed to cover the day-to-day processing costs of loans. If a loan needs more intensive collection focus, whether internal or external, we may charge investors a collection fee to compensate us for the costs of this collection activity. There is no collection fee charged if no loan payments are

LENDINGCLUB CORPORATION

recovered. We sell most loans that have been charged-off to third parties. All proceeds received on these sales are subject to a collection fee.

Seasonality

Personal loan volume on our platform is generally lower in the first quarter of the year, primarily due to seasonality of borrower behavior. Additionally, in the fourth quarter of the year, we typically observe fluctuations in marketing effectiveness and borrower behavior due to the holidays, which can impact volume. These seasonal trends contribute to fluctuations in our operating results and operating cash flow.

Revenue

Transaction Fees: We generate revenue primarily from transaction fees paid by issuing banks or education and patient service providers to us for our platform’s role in marketing to borrowers, and accepting and decisioning applications for our issuing bank partners to facilitate loan originations. The amount of these fees is based upon the terms of the loan, including amount, grade, term, channel and other factors.

Net Investor Revenue includes net interest income and fair value adjustments of loans and securities available for sale, gain on sales of loans invested in by the Company and investor fees from servicing of loans.

Net Interest Income and Fair Value Adjustments reflect earned interest income and assumed principal and interest rate risk on loans during the period that we own the loans. We have financed a portion of the purchase of these loans with draws on our credit facilities and securities sold under repurchase agreements and the associated interest expense reduces net interest income. Fair value adjustments are impacted by timing differences between changes in market interest rates, interest rates on loans, credit performance and investor yield expectations, which may result in a difference between the actual yield and the investor required yield on a loan. This allows us to adjust the effective yield on a loan through its sale price, thereby maintaining marketplace equilibrium. Any discount to par will result in negative fair value adjustments.

Investor Fees compensate us for the costs we incur in servicing loans, including managing payments from borrowers, collections, payments to investors, maintaining investors’ account portfolios, providing information and issuing monthly statements. The amount of investor fee revenue earned is predominantly affected by the servicing rates paid by investors, the outstanding principal balance of loans and the amount of principal and interest collected from borrowers and remitted to investors. Investor fee revenue related to whole loans sold also includes the change in fair value of our servicing assets and liabilities associated with the loans.

Gain (Loss) on Sales of Loans connected to whole loan sales and Structured Program transactions are recognized based on the level to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee. Additionally, we recognize transactions costs as a loss on sale of loans.

Referral Revenue fees are earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies.

Regulatory and Compliance Framework

The regulatory environment for lending and online marketplaces such as ours is complex, evolving and uncertain, creating both challenges and opportunities that could affect our financial performance. We are subject to extensive and complex rules and regulations, licensing and examination by various federal, state and local government authorities designed to, among other things, protect borrowers (such as truth in lending, equal credit opportunity, fair credit reporting and fair debt collection practices) and investors (such as the anti-fraud provisions of the federal securities laws).

State and federal laws may limit the fees that may be assessed on the loans facilitated through our platform, require extensive disclosure to, and consents from, borrowers and investors, prohibit discrimination and unfair, deceptive,

LENDINGCLUB CORPORATION

or abusive acts or practices and may impose multiple qualification and licensing obligations on our activities and the loans facilitated through our lending marketplace. Failure to comply with any of these rules, regulations or requirements may result in, among other things, lawsuits (including class action lawsuits) or administrative enforcement actions seeking monetary damages, fines or civil monetary penalties, restitution or other payments to borrowers or investors, modifications to business practices, revocation of required licenses or registrations, or voiding of loan contracts.

Our compliance framework is a cornerstone of the lending marketplace that allows investors to participate in consumer credit as an asset class. Our relationship with issuing banks is a key component of our compliance framework, as described below.

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

As part of our ongoing compliance program, we have customer identification processes in place to enable us to detect and prevent fraud, money laundering, and terrorist financing, and identify customers who may be on government watchlists, such as those from the Office of Foreign Assets Control (OFAC) and the Financial Crimes Enforcement Network. We compare users’ identities against these lists at least twice a month for continued compliance and oversight. If a user were to appear on a list, we would take appropriate action to resolve the issue in accordance with company policies and anti-money laundering regulations. In addition to our identification and transaction monitoring compliance programs, we use technology to assist us in complying with applicable federal anti-money laundering laws on both sides of our platform for borrowers and investors.

Regulations and Licensing

The lending and securities industries are highly regulated and we are subject to direct oversight by a number of federal and state governmental authorities. In certain respects, we are regulated differently than a bank because, unlike a bank, we do not take deposits or issue our own loans under a bank charter. Our current issuing banks originate all of the loans facilitated through our lending marketplace and are subject to regulation by the FDIC and/or other relevant federal and state regulators.

Further, federal and state governmental authorities impose additional obligations, direct oversight and restrictions on our activities and the loans facilitated through our lending marketplace as part of their oversight of the third-party service providers of the issuing banks. While compliance with such requirements is at times complicated by our business model, the Company strives to ensure compliance with all applicable rules and regulations.

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

LENDINGCLUB CORPORATION

Madden and Regulatory Landscape Relating to Bank Partnership Model

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

In September 2019, the OCC and the FDIC filed an amicus brief in U.S. District Court in Colorado supporting a bankruptcy court’s rejection of the Madden case in a case before it. In re Rent-Rite Super Kegs West Ltd., Case No. 1:19-cv-015520-REB (D. Colo.), Dkt.11. In addition, in late 2019 the OCC issued a proposed rulemaking to amend its regulations to clarify that interest on a loan that is lawful under federal law for national banks and federal savings associations remains lawful upon the sale, assignment or other transfer of the loan. The FDIC issued a similar proposal that is applicable to FDIC insured state-chartered banks. Various comments to the proposed rules were submitted from a variety of companies and other regulators. It is unclear what impact the position of these various regulators on the Madden decision will have in existing or future litigation or regulatory proceedings involving arguments of federal preemption of state usury laws.

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

Financial Technology Industry Regulatory Environment

At the state level, certain states are considering the scope of their regulation and oversight of the financial technology industry. For example, we have participated with other financial technology companies in providing information and perspective to the California Department of Business Oversight. The application of state laws to our business, now or as they may be written or interpreted in the future, could have a significant impact on our

LENDINGCLUB CORPORATION

ability to do business in any given state. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment” for further discussion of applicable matters in Colorado and New York.

The CFPB, which commenced operations in July 2011, has broad authority over the businesses in which we engage. This includes authority to write regulations under federal consumer financial protection laws, such as the Truth in Lending Act and the Equal Credit Opportunity Act, and to enforce those laws against and examine large financial institutions, such as our issuing banks, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. We are subject to the regulatory and enforcement authority of the CFPB, as a facilitator, servicer or acquirer of consumer credit. Since its creation, the CFPB has announced “larger participant rules” to expand its supervisory authority in various areas of the financial industry. The CFPB has announced larger participant rules for auto lenders, and as our auto refinance business grows, we may eventually meet the definition of a “larger participant” in the auto loan arena and become subject to supervision, examination and greater oversight by the CFPB. The CFPB has not yet announced specifics regarding its proposed rulemaking for installment loan lenders and, consequently, there continues to be uncertainty as to how the CFPB’s strategies and priorities, including any final rules, will impact our unsecured installment loan business and our results of operations going forward.

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

State Licensing Requirements

In most states we believe, because of our issuing bank model, we are exempt from or satisfy relevant licensing requirements with respect to the origination of loans we facilitate. However, we may need, and have obtained, one or more state licenses to broker, acquire, service and/or enforce loans. As needed, we have endeavored to apply for and obtain the appropriate licenses. In addition, we have applied for and obtained certain licenses in a number of states that we believe are not necessary to conduct our current activities, but which may facilitate potential evolutions of our business model and provide transparency and an opportunity for interaction with state licensing authorities.

Where we have obtained licenses, state licensing statutes may impose a variety of requirements and restrictions on us, including:

•	record-keeping requirements;

•	restrictions on servicing practices, including limits on finance charges and fees;

•	restrictions on collections;

•	usury rate caps;

•	disclosure requirements;

•	examination requirements;

•	surety bond and minimum net worth requirements;

•	financial reporting requirements;

•	notification requirements for changes in principal officers, stock ownership or corporate control;

•	restrictions on marketing and advertising;

•	data security and privacy requirements; and

•	review requirements for loan forms.

LENDINGCLUB CORPORATION

These statutes may also subject us to the supervisory and examination authority of state regulators in certain cases, and we have experienced, are currently and will likely continue to be subject to and experience exams by state regulators. These examinations have and may continue to result in findings or recommendations that require us to modify our internal controls and/or business practices.

See “Item 1A. Risk Factors – Risks Related to Our Business and Regulation,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment” and “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies” for additional discussion and disclosure on state inquiries and requests, including the risk factors titled “We are regularly subject to litigation, and government and regulatory investigations, inquiries and requests,” “If the loans facilitated through our lending marketplace were found to violate a state’s usury laws, and/or we were found to be the true lender (as opposed to our issuing bank(s)), we may have to alter our business model and our business could be harmed” and “The regulatory framework for our business is complex, evolving and uncertain as federal and state governments consider new laws to regulate online lending marketplaces such as ours” for more information on potential adverse outcomes and consequences resulting from a regulatory exam or related investigation, inquiry, request or proceeding.

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

LENDINGCLUB CORPORATION

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

Truth in Lending Act. The Truth in Lending Act (TILA) and Regulation Z, which implements it, require lenders to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions. These rules apply to our issuing banks as the creditors for loans facilitated through our lending marketplace, but because the transactions are carried out on our hosted website, we facilitate compliance. For closed-end credit transactions of the type provided through our lending marketplace, these disclosures include, among others, providing the annual percentage rate, the finance charge, the amount financed, the number of payments and the amount of the monthly payment. The creditor must provide these disclosures before a loan is consummated. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances. Our lending marketplace provides borrowers with the issuing bank’s TILA disclosure during the loan application process. If the amount of the loan the borrower chooses to accept during the application process changes after the TILA disclosure is presented to the borrower, we provide an updated TILA disclosure reflecting the information relating to the changed loan amount. We also seek to comply with TILA’s disclosure requirements related to credit advertising.

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

Fair Credit Reporting Act. The federal Fair Credit Reporting Act (FCRA), as amended by the Fair and Accurate Credit Transactions Act (FACTA), promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report and requires persons that furnish loan payment information to credit bureaus to report such information accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report or received from a third party and requires creditors who use consumer reports in establishing loan terms to provide risk-based pricing or credit score notices to affected consumers. When an applicant applies for a loan on our marketplace, a permissible purpose exists for obtaining a credit report on the applicant and we also obtain explicit consent from applicants to obtain such reports. As the servicer for the loan, we report loan payment and delinquency information to appropriate consumer reporting agencies. We provide an adverse action notice to a rejected applicant on WebBank’s behalf at the time the applicant is rejected that includes all the required disclosures and also comply with risk-based pricing requirements of the FCRA. We also have processes in place to ensure that consumers are given “opt-out” opportunities, as required by the FCRA, regarding the sharing of their personal information. We have also implemented an identity theft prevention program that is designed to detect, prevent and mitigate identify theft.

LENDINGCLUB CORPORATION

Fair Debt Collection Practices Act. The federal Fair Debt Collection Practices Act (FDCPA) provides guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While the FDCPA applies to third-party debt collectors, debt collection laws of certain states impose similar requirements on creditors who collect their own debts. In addition, the CFPB prohibits unfair, deceptive or abusive acts or practices in debt collection, including first-party debt collection. Our agreement with investors prohibits investors from attempting to collect directly on the loan. Actual collection efforts in violation of this agreement are unlikely given that investors generally do not learn the identity of borrowers. We use our internal collection team and professional third-party debt collection agencies to collect delinquent accounts. They are required to comply with all applicable laws in collecting delinquent accounts of borrowers.

Privacy and Data Security Laws. The federal Gramm-Leach-Bliley Act (GLBA) and state privacy laws include limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. We have a detailed privacy policy, which is accessible from every page of our website. We maintain consumers’ personal information securely, and use and share such information in accordance with our privacy policy and/or with the consent of the consumer. In addition, we take measures to safeguard the personal information of our borrowers and investors and protect against unauthorized access to this information.

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

Banking Regulations

As disclosed above, we are pursuing the acquisition of Radius which, if closed, will result in the Company becoming subject to the Bank Holding Company Act and its restrictions and requirements, including capital requirements and shareholder requirements. In addition, we would become subject to supervision and regulation by the Federal Reserve as well as other federal bank regulators.

Other Regulations

Electronic Fund Transfer Act and NACHA Rules. The federal Electronic Fund Transfer Act (EFTA) and Regulation E that implements it provide guidelines and restrictions on the electronic transfer of funds from

LENDINGCLUB CORPORATION

consumers’ bank accounts. In addition, transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (NACHA). Most transfers of funds in connection with the origination and repayment of loans are performed by ACH. We obtain necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules. We also comply with the requirement that a loan cannot be conditioned on the borrower’s agreement to repay the loan through automatic fund transfers. Transfers of funds through our platform are executed by Wells Fargo and conform to the EFTA, its regulations and NACHA guidelines. Recently, the NACHA Board of Directors approved a change in the NACHA Operating Rules that requires ACH Originators to utilize commercially reasonable fraudulent transaction detection systems. The rule change, effective on March 19, 2021, will require ACH Originators to perform account validation as part of their commercially reasonable fraudulent transaction detection system. This rule change may require changes to our fraud detection systems and increase our costs associated with ACH electronic transfers.

Electronic Signatures in Global and National Commerce Act/Uniform Electronic Transactions Act. The federal Electronic Signatures in Global and National Commerce Act (ESIGN), and similar state laws, particularly the Uniform Electronic Transactions Act (UETA), authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions and to provide disclosures to consumers, to obtain the consumer’s consent to receive information electronically. When a borrower or investor registers on our platform, we obtain his or her consent to transact business electronically, receive electronic disclosures and maintain electronic records in compliance with ESIGN and UETA requirements.

Bank Secrecy Act. In cooperation with our issuing banks, we have implemented various anti-money laundering policies and procedures to comply with applicable federal law, such as the designation of a Bank Secrecy Act (BSA) officer, conducting an annual risk assessment, developing internal controls, independent testing, training, and suspicious activity monitoring and reporting. With respect to new borrowers and investors, we apply the customer identification and verification program rules and screen names against the list of specially designated nationals maintained by the U.S. Department of the Treasury and OFAC pursuant to the USA PATRIOT Act amendments to the BSA and its implementing regulations.

New Laws and Regulations. From time to time, various types of federal and state legislation are proposed and new regulations are introduced that could result in additional regulation of, and restrictions on, our business. We cannot predict whether any such legislation or regulations will be adopted or how this would affect our business or our important relationships with third parties. In addition, the interpretation of existing legislation may change or may prove different than anticipated when applied to our business model. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business. As a consequence of the extensive regulation of lending in the United States, our business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business.

Foreign Laws and Regulations. We do not permit non-U.S. based individuals to register as borrowers on the platform and the Company does not facilitate loans to borrowers outside the United States. Therefore, we do not believe that we are subject to foreign laws or regulations with respect to borrowers. Our investor business, however, may be subject to foreign laws and regulations.

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

LENDINGCLUB CORPORATION

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

Employees

At December 31, 2019, we had 1,538 employees and contract employees. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our employee relations to be good.

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

We rely on issuing banks to originate all loans and to comply with various federal, state and other laws, as discussed more fully above in “Item 1. Business.”

Our agreements with WebBank are non-exclusive and do not prohibit WebBank from working with our competitors or from offering competing services. WebBank currently offers loan programs through other online lending marketplaces and other alternative lenders. WebBank could decide that working with us is not in its interest or could decide to enter into exclusive or more favorable relationships with our competitors. In addition, WebBank may not perform as expected under our agreements, including potentially being unable to accommodate our projected growth in loan volume. We could in the future have disagreements or disputes with WebBank or other issuing banks, which could negatively impact or threaten our relationship. As a result of our efforts to obtain a bank charter, our relationships with one or more of our issuing banks could change or negatively impact our business and operations.

WebBank is subject to oversight by the FDIC and the State of Utah and must comply with complex rules and regulations, licensing and examination requirements, including requirements to maintain a certain amount of regulatory capital relative to its outstanding loans. We are a service provider to WebBank, and as such, we are subject to audit by WebBank in accordance with FDIC guidance related to management of third-party vendors. We are also subject to the examination and enforcement authority of the FDIC as a bank service company covered by the Bank Service Company Act. We have indemnification obligations and exposure under our agreements with WebBank, including with respect to our compliance with certain applicable laws. If WebBank were to suspend, limit or cease its operations or our relationship with WebBank were to otherwise terminate, we would need to implement a substantially similar arrangement with another issuing bank, obtain additional state licenses or curtail our operations. Our agreement with WebBank has an initial term ending in January 2023 and renews automatically for two successive terms of one year each, unless either party provides notice of non-renewal to the other party in accordance with the provisions of the agreement. As of the date of this Report, no backup issuing banks have originated any loans facilitated through our marketplace and we do not have a backup origination arrangement.

We believe that our relationship with WebBank is critical to our current business model. If we are unsuccessful in maintaining our relationships with WebBank, our ability to provide loan products could be materially impaired and our operating results would suffer. If we need to enter into alternative arrangements with a different issuing bank to replace our existing arrangements, we may not be able to negotiate a comparable alternative arrangement. Transitioning loan originations to a new issuing bank is untested and may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in our inability to facilitate loans through our platform. If we were unable to enter in an alternative arrangement with a different issuing bank, we would need to obtain or activate a state license in each state in which we operate to enable us to originate loans, as well as comply with other state and federal laws, which would be costly, time-consuming and may necessitate that we materially alter our business and operations.

LENDINGCLUB CORPORATION

We are pursuing a potentially transformational transaction, which is subject to regulatory approvals and other closing conditions and, during the closing period, necessitated the adoption of a temporary bank charter protection agreement which may diminish interest in our stock. If consummated, the transaction will subject us to significant additional regulation.

As previously disclosed, we believe a bank charter will improve our capital efficiency and generate higher revenues, margins and return on equity by: (i) recapturing significant revenue which is currently going to issuing banks, (ii) reducing the use of higher cost warehouse lines, and (iii) generating additional and recurring net interest income. Accordingly, our management, with the support of the board of directors (Board), has been working diligently on obtaining a bank charter through either the establishment of a new bank through a “de novo process” or by means of an acquisition.

On February 18, 2020, we entered into a definitive agreement to acquire Radius Bancorp, Inc. (Radius), a savings and loan holding company (the Transaction). As part of the Transaction, we will acquire Radius’ wholly-owned subsidiary, Radius Bank, a federal savings association, which will convert to a national bank simultaneously with the Transaction. We believe that the Transaction has the potential to be transformational for the Company by enabling us to add additional benefits, products and/or functionality to the LendingClub platform which may, among other things, facilitate our ability to develop and maintain a longer-term relationship with our customers. Additionally, we believe the Transaction would provide access to a new source of relatively lower cost funding to our marketplace and give our business greater resilience and regulatory certainty.

However, closing the Transaction is subject to regulatory approvals and other customary closing conditions which we believe will take some time to completely satisfy. The satisfaction of all of the required conditions could delay the completion of the Transaction for a significant period of time or prevent it from occurring. Any delay in completing the Transaction could cause us not to realize some or all of the benefits mentioned above that we expect to achieve if the Transaction is successfully completed within its expected time frame. Further, there can be no assurance that the required regulatory approvals necessary to complete the Transaction will be obtained, or whether all of the other conditions to the closing of the Transaction will be satisfied or waived or that the Transaction will be completed.

In particular, the Transaction is subject to regulatory approvals, including approvals from the Federal Reserve and the Office of the Comptroller of the Currency (the OCC) under the Bank Holding Company Act and the National Bank Act, respectively.

The Federal Reserve is prohibited from approving any merger transaction under Section 3 of the Bank Holding Company Act that would have anti-competition effects, unless the Federal Reserve finds that the anti-competitive effects of the merger transaction are clearly outweighed in the public interest by the probable effect of the merger transaction in meeting the convenience and needs of the communities to be served. In addition, among other things, in reviewing the Transaction, the Federal Reserve must consider (i) the financial condition and future prospects, as applicable, of the resulting organization; (ii) the competence, experience, and integrity of the officers, directors and principal stockholders, as applicable, of the resulting organization; (iii) the convenience and needs of the communities to be served, including any record of performance under the Community Reinvestment Act of 1977, as amended (the CRA); (iv) the Company’s and Radius’ effectiveness in combating money-laundering activities; and (v) the risk to the stability of the United States banking or financial system presented by the Transaction.

In connection with Radius Bank’s conversion to a national bank and other matters that may require OCC approval, the OCC will consider (i) Radius Bank’s financial condition, management, and regulatory capital requirements; (ii) Radius Bank’s conformance with statutory and regulatory criteria, including maintaining a safe and sound banking system, encouraging fair access to financial services, ensuring compliance with laws and regulations, and promoting fair treatment of customers; (iii) whether Radius Bank has obtained all necessary regulatory and shareholder or member approvals; (iv) adequacy of Radius Bank’s policies, practices, and procedures; and (v) CRA record of performance.

LENDINGCLUB CORPORATION

The process for obtaining all the required regulatory approvals has become substantially more difficult since the global financial crisis, and our ability to obtain the requisite approvals for the Transaction depends on the bank regulators’ views as to the Company or Radius’ capital levels, quality of management, and overall condition, in addition to their assessment of a variety of other factors, including the Company and Radius’ compliance with law. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we or Radius has, or may have, with regulatory agencies, including, without limitation, issues related to Bank Secrecy Act compliance, CRA issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other similar laws and regulations. If the regulators impose conditions on the completion of the Transaction or require changes to the terms of the Transaction, such conditions or changes could have the effect of delaying or preventing completion of the Transaction or imposing additional costs on or limiting the revenues of the Company following the Transaction, any of which might have an adverse effect on the Company following the Transaction. Regulatory approvals could also be adversely impacted based on the status of any ongoing investigation of us or Radius or either party’s customers, including subpoenas to provide information or investigations by a federal, state or local governmental agency. We cannot guarantee that we will be able to obtain all required regulatory approvals, the timing of those approvals or whether any conditions will be imposed.

In order to obtain the requisite regulatory approvals, we need to develop a financial and bank capitalization plan and may need to enhance our governance, compliance, controls and management infrastructure and capabilities to be compliant with all applicable regulations and operate to the satisfaction of the banking regulators before we close the Transaction, which may require substantial time, monetary and human resource commitments. If we are not successful in developing a financial and bank capitalization plan or enhancing, as needed, our governance, compliance, controls and management infrastructure and capabilities, our ability to close the Transaction and obtain a bank charter and/or bank functionality through other avenues may be jeopardized.

Ultimately, if the Transaction does not close for any reason, including due to failure to obtain the necessary regulatory approvals or complete the exchange with Shanda described below, and we are unable to find an alternative pathway to obtaining a bank charter and/or bank functionality, then our ability to offer a broader range of products and services, and our stock price, may be adversely affected. Our stock price may also decline to the extent that the current market price reflects a market assumption that the Transaction will be completed. In addition, we would have to recognize the substantial expenses in connection with the negotiation and completion of the Transaction without realizing the expected benefits of the Transaction.

Further, if the Transaction closes, we will become subject to the Bank Holding Company Act and its restrictions and requirements, including capital requirements and shareholder requirements. We will become subject to the supervision and regulation by the Federal Reserve as well as other federal bank regulators. Our efforts to comply with such additional regulation may require substantial time, monetary and human resource commitments. If any new regulations or interpretations of existing regulations to which we are subject impose requirements on us that are impractical or that we cannot satisfy, our ability to offer a broader range of products and services, and our stock price, may be adversely affected.

Additionally, should the Transaction close, certain of our stockholders may need to comply with applicable federal banking regulations, including the applicable provisions of the Bank Holding Company Act. Specifically, stockholders holding above 9.9% of the Company’s voting interests may be required to provide certain information and/or commitments on a confidential basis to, among other regulators, the Federal Reserve. In connection with the execution of the definitive agreement for the Transaction and in order to facilitate the regulatory approvals of the Transaction, as well as to avoid the incurrence of the informational obligations for stockholders holding above 9.9% of the Company’s voting interests, we entered into an agreement whereby our largest stockholder, Shanda Asset Management Holdings Limited and its affiliates (collectively, Shanda), will exchange, subject to certain closing conditions, all shares of our common stock held by Shanda for newly issued non-voting convertible preferred stock. In connection with the exchange, the Company will provide Shanda registration rights and a one-time cash payment. In an effort to protect the Company’s ability to obtain the necessary bank regulatory approvals without the support or assistance of another stockholder, the Board approved the adoption of a Temporary Bank Charter

LENDINGCLUB CORPORATION

Protection Agreement (the Charter Protection Agreement). The Charter Protection Agreement is designed to deter ownership positions in the Company’s stock in excess of certain thresholds set forth by the Federal Reserve under the Bank Holding Company Act by diluting any stockholder who amasses an ownership position in excess of such thresholds without the Company’s approval. To ensure the arrangement is tailored to protect the Company and does not unduly infringe on the rights of stockholders, the rights distributed pursuant to the Charter Protection Agreement shall automatically be redeemed upon the earlier of 18 months after its adoption or the close of the Transaction. Nonetheless, the Charter Protection Agreement may deter certain existing or potential stockholders from purchasing shares of the Company’s common stock, which may suppress demand for the stock and cause the price to decline.

Substantial and increasing competition in our industry may harm our business.

The lending industry is increasingly competitive. We compete with financial products and companies that attract borrowers, investors or both, as described in “Item 1. Business – Our competitive advantage.”

Many of our competitors have significantly greater financial resources and may have access to less expensive capital than we do, and may offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than us. Certain competitors may be able to offer lower rates to borrowers than we are able to offer and/or structure their products in a manner that is more attractive to potential borrowers and investors. Additionally, some of our competitors may also be subject to less burdensome licensing and other regulatory requirements.

If we do not offer, price and develop attractive products and services for our borrowers and investors, we may not be able to compete effectively against our competitors and our business and results of operations may be materially harmed.

We are regularly subject to litigation, and government and regulatory investigations, inquiries and requests.

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations such as the Telephone Consumer Protection Act (TCPA), Fair Credit Reporting Act (FCRA), Unfair and Deceptive Acts and Practices (UDAP) or Unfair, Deceptive or Abusive Acts or Practices (UDAAP) violations, government and regulatory exams, investigations, inquiries or requests, and other proceedings involving consumer protection, privacy, labor and employment, intellectual property, privacy, data protection, information security, securities, tax, commercial disputes, record retention and other matters. The number and significance of these claims, lawsuits, exams, investigations, inquiries and requests have increased as our business has expanded in scope and geographic reach, and our products and services have increased in complexity. We are also subject to significant litigation and regulatory inquiries, as discussed more fully in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies,” below. In particular, note that on April 25, 2018, the Federal Trade Commission (FTC) filed a complaint in the Northern District of California (FTC v. LendingClub Corporation, No. 3:18-cv-02454) alleging causes of action for violations of the Federal Trade Commission Act of 1914, as amended, including claims of deception in connection with disclosures related to the origination fee associated with loans available through the Company’s platform, and in connection with communications relating to the likelihood of loan approval during the application process, and a claim of unfairness relating to certain unauthorized charges to borrowers’ bank accounts. The FTC’s complaint also alleged a violation of the Gramm-Leach-Bliley Act regarding the Company’s practices in delivering its privacy notice.

The scope, timing, outcome, consequences and impact of claims, lawsuits, proceedings, investigations, inquiries and requests that we are subject to cannot be predicted with certainty. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. Furthermore, resolution of such claims, lawsuits, proceedings, investigations, inquiries and requests could result in substantial fines and penalties, which may materially and adversely affect our business. These claims, lawsuits, proceedings, exams, investigations, inquiries and requests could also: (i) result in reputational harm, criminal sanctions, consent decrees, orders preventing us from offering certain features, functionalities, products or services, (ii) limit the Company’s access to credit, (iii) result in a modification or suspension of our business practices (including limiting the maximum interest

LENDINGCLUB CORPORATION

rate on certain loans facilitated through our platform and/or refraining from making certain loans available for investment by certain investors), (iv) require us to develop non-infringing or otherwise altered products or technologies, (v) prompt ancillary claims, lawsuits, proceedings, investigations, inquiries and requests, (vi) consume financial and other resources which may otherwise be utilized for other purposes, such as advancing the Company’s products and services, (vii) cause a breach or cancellation of certain contracts, or (viii) result in a loss of borrowers, investors and/or ecosystem partners, any of which may adversely affect our business and operations. Furthermore, even following the resolution of any claims, lawsuits, proceedings, exams, investigations, inquiries and requests against the Company, a regulatory enforcement agency could take action against one or more individuals or entities, which may require us to continue to incur significant expense for indemnification for any such individual or entity until such matters may be resolved. Any of these consequences could materially and adversely affect our business.

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

We may hold loans purchased by the Company for a short period or for a longer term. While these loans are on our balance sheet we earn interest on the loans, but we have exposure to the credit risk of the borrowers. In the event of a decline or volatility in the credit profile of these borrowers the value of these held loans may decline. This may adversely impact the liquidity of these loans, which could produce losses if the Company is unable to realize their fair value or manage declines in their value, each of which may adversely affect our financial performance. Further, utilizing our balance sheet to purchase loans at greater than forecasted amounts may impair our ability to allocate sufficient financial resources for other purposes, such as advancing the Company’s products and services, which could impact our results of operations.

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

The lending industry is evolving rapidly and changing with disruptive technologies and the introduction of new products and services. We derive a significant portion of our revenue from transaction-based fees we collect in connection with facilitating the origination of unsecured personal loans. To enhance customer engagement and diversify our revenue streams, we are undertaking a strategy to broaden the scope of our products and services we offer. Failure to broaden the scope of our products and services leaves us dependent on a single revenue stream and vulnerable to competitors offering a suite of products and services. Accordingly, a key part of our success depends on our ability to develop and commercialize new products and services and enhancements to existing products and services.

We incur expenses and expend resources to develop and commercialize new products and services and enhancements to existing products and services. However, we may not assign the appropriate level of resources,

LENDINGCLUB CORPORATION

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

If we are unable to develop and commercialize timely and attractive products and services for our borrowers and investors, our growth may be limited and our business may be materially and adversely affected.

A disruption or failure in services provided by third parties could materially and adversely affect our business.

We increasingly rely on third parties to provide and/or assist with certain critical aspects of our business, including: (i) customer support, (ii) collections, (iii) loan origination, (iv) data verification and (v) cloud computing. These third parties may be subject to cybersecurity incidents, privacy breaches, service disruptions and/or financial, legal, regulatory, labor or operational issues; any of which may result in the third party providing inadequate service levels to us or our customers. In addition, these third parties may breach their agreements with us and/or refuse to continue or renew these agreements on commercially reasonable terms. If any third party provides inadequate service levels or fails to provide services at all, we may face business disruptions, customer dissatisfaction, reputational damage and/or financial and legal exposure; any of which may harm our business.

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

We operate in a complex and evolving regulatory environment at the federal and state level and although we strive to work with federal, state and local regulatory agencies to help them understand our model and its benefits for consumers, our issuing bank partnership model may be deemed to be inappropriate for certain of the jurisdictions in which we operate. Specifically, note that as discussed in “Item 1. Business – Regulatory and Compliance Framework” above, in May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act (NBA) and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. While we believe that our program is factually distinguishable from such case, the decision of the U.S. Court of Appeals for the Second Circuit in Madden v. Midland Funding, LLC could create potential liability under state statutes such as usury and consumer protection statutes.

LENDINGCLUB CORPORATION

In addition, there have been (and may continue to be) regulatory inquiries and/or litigation challenging lending arrangements where a bank or other third-party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination and servicing of a loan. See “Item 1. Business – Regulatory and Compliance Framework” above for more information.

If a borrower or a state were to successfully bring claims against us for state usury law violations, and the rate on that borrower’s personal loan was greater than that allowed under applicable state law, we could be subject to fines and penalties, including the voiding of loans and repayment of principal and interest to borrowers and investors, and may be in breach of certain representation and warranties we make to our platform investors. In some states, we have decided to limit the maximum interest rate on loans facilitated through our platform. Additionally, we might decide to further modify or suspend certain of our business practices, including limiting the maximum interest rate on certain loans facilitated through our platform and/or refraining from making certain loans available for investment by certain investors, and we might decide to originate loans under state-specific licenses, where such a ruling is applicable. These actions could adversely impact our business. Further, if we were unable to partner with another issuing bank or obtain a bank charter, we would have to substantially modify our business operations from the manner currently contemplated and would be required to maintain state-specific licenses and only provide a limited range of interest rates for personal loans, all of which would substantially reduce our operating efficiency and attractiveness to investors and may materially adversely affect our business, financial condition and results of operations.

The regulatory framework for our business is complex, evolving and uncertain as federal and state governments consider new laws to regulate online lending marketplaces such as ours.

The regulatory framework for online lending marketplaces such as ours is evolving and uncertain. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our lending marketplace and the way in which we interact with borrowers and investors. Furthermore, the costs associated with staying current and complying with the regulatory framework may divert significant resources which otherwise might be utilized for other purposes, such as advancing the Company’s products and services, which could negatively impact our results of operations. For a discussion of how government regulation impacts key aspects of our business, see “Item 1. Business – Regulatory and Compliance Framework.”

Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any government authority (including changes to or expansion of the interpretation of those laws, regulations, or orders), including those discussed in this risk factor, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and enforcement actions in one or more jurisdictions; result in additional compliance and licensure requirements; cause us to lose existing licenses or prevent or delay us from obtaining additional licenses that may be required for our business; increase regulatory scrutiny of our business; restrict our operations; and/or force us to change our business practices, make product or operational changes, or delay planned transactions, product launches or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition.

While we have developed policies designed to assist in compliance with these laws and regulations, no assurance can be given that these policies will be effective in preventing violations of these laws and regulations and there can be no assurance that we will not violate such laws and regulations.

Consumer Financial Protection Bureau

As discussed in “Item 1. Business – Regulatory and Compliance Framework” above, the CFPB previously announced that it intends to expand its supervisory authority through the use of “larger participant rules.” The CFPB has not announced specifics regarding its proposed rulemaking, and recently announced that it intends to review its

LENDINGCLUB CORPORATION

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

Federal and State Consumer Protection Laws

As discussed in “Item 1. Business – Consumer Protection Laws” above, we and our issuing bank partners must comply with regulatory regimes, including those applicable to consumer credit transactions, various aspects of which are untested as applied to our lending marketplace. Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other federal and state laws may apply to the origination and servicing of loans facilitated through our lending marketplace and to communications with or to customers or prospective customers.

Banking Regulations

As disclosed above, we are pursuing a Transaction which, if closed, will result in the Company becoming subject to the Bank Holding Company Act and its restrictions and requirements, including capital requirements and shareholder requirements. In addition, we would become subject to supervision and regulation by the Federal Reserve, as well as other federal bank regulators. We will need to develop a financial and bank capitalization plan and may need to enhance certain of our governance, compliance, controls and management infrastructure and capabilities to be compliant with all applicable regulations and to the satisfaction of the banking regulators. If we are not successful in developing and remaining compliant with a financial and bank capitalization plan and enhancing our governance, compliance, controls and management infrastructure and capabilities, our ability to close the Transaction, obtain a bank charter and/or bank functionality through other avenues, and/or maintain a bank charter may be jeopardized.

Other Regulations

As discussed in “Item 1. Business – Consumer Protection Laws” above, we and our issuing bank partners must comply with regulatory regimes, including those applicable to consumer credit transactions, various aspects of which are untested as applied to our lending marketplace. Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other federal and state laws may apply to the origination and servicing of loans facilitated through our lending marketplace.

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

LENDINGCLUB CORPORATION

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

LENDINGCLUB CORPORATION

Fraudulent activity associated with our lending marketplace could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.

We are subject to the risk of fraudulent activity associated with our lending marketplace, issuing bank(s), borrowers, investors and third parties handling borrower and investor information. We have taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. Under our agreements with investors, we are obligated to repurchase loans in cases of confirmed identity theft. The level of our fraud charge-offs and our results of operations could be materially and adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity or significant increases in fraudulent activity could lead to regulatory intervention, negatively impact our operating results, brand and reputation and lead us to take steps to reduce fraud risk, which could increase our costs.

In addition, in the past, third parties have attempted to defraud individuals, some of whom may be potential customers of ours, by misappropriating our logos and represented themselves as LendingClub in e-mail campaigns to e-mail addresses that have been obtained outside of LendingClub. In one particular scheme, third parties represented to individuals that they might obtain a loan if they paid an “advance fee.” Individuals who believe that the campaigns are genuine may make payments to these unaffiliated third parties. Although we take commercially reasonable steps to prevent third-party fraud, we cannot always be successful in preventing individuals from suffering losses as a result of these schemes. Individuals who suffer damages due to the actions of these unaffiliated third parties may negatively view LendingClub, causing damage to our brand and reputation and reducing our business.

If we are unable to accurately forecast demand for loans, our business could be harmed.

We operate a lending marketplace for consumer credit, balancing borrower demand for loans against investor demand for risk-adjusted returns. We offer credit to borrowers across a range of credit profiles and rates and we offer investment opportunities across a range of risk-adjusted returns. In the event that borrower demand at a given credit rate exceeds investor demand for that product for a given period, we may fund the loans and hold them on our balance sheet, which carries certain risks. The vast majority of investor funding on our platform is non-committed and therefore it is challenging to precisely forecast investor demand. In addition to the discussion in this section, see “Holding loans on our balance sheet exposes us to credit, liquidity and interest rate risk, which may adversely affect our financial performance.”

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

LENDINGCLUB CORPORATION

In addition, if we are required to rely more heavily on more expensive funding sources to support existing operations and/or future growth, our revenues may not increase proportionately to cover our costs which may adversely affect our operating margins and profitability.

Furthermore, if we obtain a bank charter, we would be required to establish and maintain significant levels of capital, which could make it more difficult to maintain sufficient liquidity to operate our business.

If we do not maintain or continue to increase loan originations facilitated through our lending marketplace, or expand our lending marketplace to new markets, we may not succeed in maintaining and/or growing our business, and as a result our business and results of operations could be adversely affected.

To maintain and continue to grow our business, we must continue to increase loan originations through our lending marketplace by attracting a large number of new borrowers who meet our platform’s lending standards and new and existing investors to invest in these loans. Our ability to attract qualified borrowers and attract new and retain existing investors each depends in large part on the success of our marketing efforts, our visibility, placement and customer reviews on third-party platforms, and the competitive advantage of our products, particularly as we continue to grow our lending marketplace and introduce new products. If any of our marketing channels become less effective, or the cost of these channels were to significantly increase, we may not be able to attract new borrowers and attract new and retain existing investors in a cost-effective manner or convert potential borrowers and investors into active borrowers and investors in our lending marketplace. Additionally, changes in the way third-party platforms operate, including changes in our participation on such platforms, could make the maintenance and promotion of our products and services, and thereby maintaining and growing loan originations, more expensive or more difficult.

If there are not sufficient qualified loans facilitated on the platform, investors may be unable to deploy their capital in a timely or efficient manner and may seek other investment opportunities. If the performance of loans facilitated through our platform is lower than expected, we may be unable to attract new and retain existing investors. If there is insufficient investor participation, borrowers may be unable to obtain investment capital for their loans and may stop using our lending marketplace for their borrowing needs, which will impact our business results. If loan originations through our platform decrease, for any reason, our business and financial results may be adversely affected. Furthermore, if we restructure our products, including lowering or eliminating our transaction fees, our financial results may be adversely affected even if we are able to maintain or increase loan originations through our platform.

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

LENDINGCLUB CORPORATION

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

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business and effectuate our product to platform strategy, we anticipate that we will depend in part on our ability to develop and expand our strategic relationship with third parties to offer additional products and services on our platform.

Identifying suitable partners, and negotiating and documenting relationships with them, requires significant time and resources. In some cases, we also compete directly with our partners’ product offerings, and if these partners cease their strategic relationship with us it could result in fewer product and service offerings on our platform, which may impede our ability to execute on our product to platform strategy. Further, if we are unsuccessful in establishing or maintaining our relationships with third parties, or realizing the anticipated benefits from such partnerships, our ability to compete and to grow our revenue could be impaired and our operating results may suffer.

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

LENDINGCLUB CORPORATION

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

We issue member payment dependent notes sold pursuant to the Note Registration Statement. We qualify as a “well-known seasoned issuer,” which allows us to file automatically effective registration statements with the Securities and Exchange Commission (SEC). Under SEC rules, for certain material updates, we must file post-effective amendments, which, if we do not qualify as a “well-known seasoned issuer,” do not become effective until declared effective by the SEC. We may fail to maintain our “well-known seasoned issuer” status if we do not file SEC reports on a timely manner or for other reasons. In addition, if we fail to file our Annual Reports on Form 10-K or quarterly reports on Form 10-Q on a timely basis or are otherwise required to suspend use of a registration statement for the notes, we could be required to suspend offering of our notes until the deficiency is resolved. Because we offer notes on a continuous basis, securities law restrictions may also limit our ability to market or advertise to potential investors.

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

As of the date of this Report, all personal, auto, and small business loans facilitated through our lending marketplace are issued with fixed interest rates, and education and patient finance loans are issued with fixed or variable rates, depending on the type of loan. If interest rates rise, potential borrowers could seek to defer taking new loans as they wait for interest rates to decrease and/or settle, and borrowers of variable rate loans may be subject to increased interest rates, which could increase default risk. If interest rates decrease after a loan is made, existing borrowers may prepay their loans to take advantage of the lower rates. Furthermore, investors would lose the opportunity to collect the higher interest rate payable on the corresponding loan and may delay or reduce future loan investments. To the extent that we hold loans for sale on our balance sheet, we will be at risk to rising interest rates between origination and sale. In order to sell such loans, we may need to reduce the sale price in order to satisfy the yield expectations of our investors.

Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. In 2018, the U.S. Federal Reserve raised its benchmark interest rate on multiple occasions. Although in 2019 the benchmark interest rate was lowered by the U.S. Federal Reserve, the interest rate environment is dynamic and interest rate increases may materially and negatively affect us, as rising interest rates could have a dampening effect on overall economic activity and/or the

LENDINGCLUB CORPORATION

financial condition of our customers, either or both of which could negatively affect demand for our products and services.

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

LENDINGCLUB CORPORATION

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

We have and may continue to enter into arrangements pursuant to which we can incur significant indebtedness. For example, as of December 31, 2019, we had $60.0 million in debt outstanding under our Revolving Facility and $387.3 million in debt outstanding, in the aggregate, under our Warehouse Facilities. We may enter into additional financing arrangements, which could increase the aggregate amount of indebtedness we can incur.

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

Some of our debt carries a floating rate of interest linked to the London Inter-bank Offered Rate (LIBOR). On July 27, 2017, the United Kingdom Financial Conduct Authority (FCA) announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, while the FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate, it is possible that beginning in 2022, LIBOR will no longer be available as a reference rate. In particular, the interest rate of borrowings under our Personal Loan and Auto Loan Warehouse Credit Facilities, Revolving Facility and repurchase agreements are predominately based upon LIBOR. While these agreements generally include alternative rates to LIBOR, if a change in indices results in interest rate increases on our debt, debt service requirements will increase, which could adversely affect our cash flow and operating results. Furthermore, for those agreements which do not include alternative rates to LIBOR, while we plan on working in good faith with the lenders thereto to establish an alternate benchmark rate, in the event that an agreement cannot be reached on an appropriate benchmark rate, the availability of borrowings under these agreements could be adversely impacted. At this time, the Company does not expect a materially adverse change to its financial condition or liquidity as a result of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.

Certain of our credit facilities have “Commitment Termination Dates,” at which point the Company’s ability to borrow additional funds ends under such facilities. We are working to amend and extend the Commitment Termination Dates of these three facilities, or to replace them with substantially similar facilities. We are also evaluating additional facilities with existing and new financial institutions. Under the respective agreements, if not amended, extended, or replaced, any outstanding debt on the Commitment Termination Dates would be repaid as an amortizing term loan, which would preclude our ability to draw additional funds from such facility and may adversely impact our ability to fund certain projects and initiatives.

From time to time we may evaluate and potentially consummate acquisitions or other strategic transactions, which could require significant management attention, disrupt our business and adversely affect our financial results.

We may evaluate and consider strategic transactions, combinations, acquisitions, dispositions or alliances. These transactions could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be successful in negotiating favorable terms and/or consummating the transaction and, even if we do consummate such a transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

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

We may not make any transactions, combinations, acquisitions, dispositions or alliances, or any future transactions, combinations, acquisitions, dispositions or alliances may not be successful, may not benefit our business strategy, may not generate sufficient revenue to offset the associated costs or may not otherwise result in the intended benefits. It may take us longer than expected to fully realize the anticipated benefits and synergies of these transactions, and those benefits and synergies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results.

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

In addition, we cannot assure you that any future acquisition of new businesses or technology will lead to the successful development of new or enhanced products and services or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable. Further, we may also choose to divest certain businesses or product lines that no longer fit with our strategic objectives. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, the terms of such potential transactions may expose the Company to ongoing obligations and liabilities.

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

LENDINGCLUB CORPORATION

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

Finally, further changes to the federal or state tax laws or technical guidance relating to the Tax Act that would further reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. Our tax attributes as of December 31, 2019 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Our business may be adversely affected if our risk management framework does not effectively identify, assess and mitigate risk.

Our risk management framework seeks to appropriately balance risk and return and mitigate our risks. We have established policies intended to regularly identify and assess our risk profile, including credit risk, pricing risk, liquidity risk, strategic risk and operational risk, and then implement appropriate processes and controls to mitigate the risk.

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

LENDINGCLUB CORPORATION

promote our brand we may be unable to maintain and/or expand our base of borrowers and investors, which may materially harm our business.

Third party service disruptions may prevent us from being able to score and decision loan applicants, which may adversely affect our business.

The credit decisioning and scoring models we utilize are based on algorithms that evaluate a number of factors and currently depend on sourcing certain information from third parties, including consumer reporting agencies such as TransUnion, Experian or Equifax. In the event that any third party from which we source information experiences a service disruption, whether as a result of maintenance, error, natural disasters, terrorism or security breaches, whether accidental or willful, our ability to score and decision loan applications may be adversely impacted. This may result in us being unable to approve otherwise qualified applicants, which may adversely impact our business by negatively impacting our reputation and reducing the number of loans we are able to facilitate.

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

We receive, transmit and store a large volume of personally identifiable information and other user data. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous U.S. and international jurisdictions, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Governments, regulators, the plaintiffs’ bar, privacy advocates and customers have increased their focus on how companies collect, process, use , store, share and transmit personal data. This regulatory framework for privacy issues worldwide is evolving and is likely to continue doing so for the foreseeable future, which creates uncertainty. For example, the California Consumer Privacy Act (CCPA) of 2018, which became effective January 1, 2020, imposes more stringent requirements with respect to California data privacy. The CCPA will, among other things, give California residents expnaded rights to access and delete certain personal information, opt out of certain personal information sharing, and receive detailed information about how certain personal information is used. Additionally, the California Department of Justice published draft regulations to implement the CCPA. We cannot yet predict the full impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We could also be adversely affected if other legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. Any actual or perceived failure to comply with data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties,

LENDINGCLUB CORPORATION

damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.

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

In order to protect our intellectual property rights, we may be required to spend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. In addition, any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products or operating our platform or require that we comply with other unfavorable terms. Our failure to secure, protect and enforce our intellectual property rights could seriously adversely affect our brand and adversely impact our business.

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

LENDINGCLUB CORPORATION

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

The Old EU Risk Retention Rules were replaced by new requirements that are applicable to securitizations in respect of which the relevant securities were issued on or after January 1, 2019. For securitizations in respect of which the relevant securities were issued before January 1, 2019, the Old EU Risk Retention Rules continue to apply. The new requirements were adopted by the European Parliament and the Council of the European Union as Regulation (EU) 2017/2402 of December 12, 2017 (the New EU Risk Retention Rules, together with the Old EU Risk Retention Rules and the U.S. Risk Retention Rules, the Risk Retention Rules). There can be no assurance that our securitizations issued after January 1, 2019 will fully comply with the New EU Risk Retention Rules or new EU due diligence and transparency requirements which may have a negative effect on our ability to complete additional securitization transactions.

We have also participated in other securitizations for which we have determined that we are not the “sponsor,” and accordingly, we have not sought to comply with any Risk Retention Rules that would be applicable to the “sponsor” of those transactions. The Risk Retention Rules are subject to varying interpretations, and one or more regulatory or governmental authorities could take positions with respect to the Risk Retention Rules that conflict with, or are inconsistent with, the Risk Retention Rules as understood or interpreted by us, the securitization industry generally, or past or current regulatory or governmental authorities. There can be no assurance that applicable regulatory or governmental authorities will agree with any of our determinations described above, and if such authorities disagree with such determinations, we may be exposed to additional costs and expenses, in addition to potential liability. Furthermore, we expect that compliance with the Risk Retention Rules (and other related laws and regulations), as currently understood by us, may entail the implementation of new forms, processes, procedures, controls and infrastructure. Such implementation may be costly and may adversely affect our operating results.

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

LENDINGCLUB CORPORATION

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

LENDINGCLUB CORPORATION

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

We believe our success depends on the efforts and talents of our employees, including software engineers, financial, credit and risk personnel and marketing professionals. Our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees. Competition for highly skilled technical and financial personnel, particularly in the San Francisco Bay Area, is extremely intense. Building and maintaining a positive culture and work environment that reinforces the Company’s values is also critical to attracting and retaining employees.

We have had a high attrition rate from employees and expect our attrition rate to remain elevated. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. Additionally, changes in U.S. immigration policy may make it difficult to renew or obtain visas for certain highly skilled employees that we have hired or are recruiting.

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

As of December 31, 2019, our accumulated deficit was $548.5 million. Our operating expenses may continue to be elevated as we resolve additional matters that arose from legacy management (including indemnification legal expenses paid by the Company for former employees), settle regulatory investigations and examinations, enhance our compliance systems, reestablish the growth of our business, attract borrowers, investors and partners, and further enhance and develop our products, lending marketplace and platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur additional net losses in the future and may not maintain profitability on a quarterly or annual basis.

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

LENDINGCLUB CORPORATION

Some aspects of our platform include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Aspects of our platform include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. Open source license terms are often ambiguous, and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. Therefore, the potential impact of such terms on our business is somewhat unknown. If portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and products. There can be no assurance that efforts we take to monitor the use of open source software to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code will be successful, and such use could inadvertently occur. This could harm our intellectual property position and have a material adverse effect on our business, results of operations, cash flow, and financial condition. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with use of open source software cannot be eliminated, and could adversely affect our business.

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

If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.

We have significant amounts of cash and cash equivalents in accounts with banks or other financial institutions. Certain banks and financial institutions are also lenders under our credit facilities. We regularly monitor our exposure to counterparty credit risk, and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be exposed to the risk of default by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. The risk of counterparty default, deterioration, or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we may be unable to operate our business in the ordinary course, which would materially adversely impact our results of operations and financial condition.

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

LENDINGCLUB CORPORATION

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

LENDINGCLUB CORPORATION

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

Ownership of our common stock is concentrated among certain stockholders. For example, per filings with the SEC, Shanda beneficially owns shares of our common stock representing approximately 22% of LendingClub Corporation’s voting power as of December 31, 2019.

Although we recently entered into an agreement whereby Shanda will exchange, subject to certain closing conditions, all shares of our common stock held by them for newly issued non-voting convertible preferred stock to enable the Company to pursue its bank charter initiative, any current or future stockholder or group of stockholders with a significant voting and/or economic concentration individually or in aggregate could determine to vote shares or otherwise exercise influence in a manner that may be contrary to the interests of the Company and/or other minority stockholders. For example, such stockholder(s) could sell shares in a manner that could affect our stock price or impede the Company from executing on an initiative for the benefit of all stockholders. In addition, the concentration of ownership may act as a deterrent to other potential investors purchasing our stock.

Future issuances and/or sales of common stock may result in significant dilution to our stockholders and may place downward pressure on our stock price.

We recently entered into an agreement whereby Shanda will exchange, subject to certain closing conditions, all shares of our common stock held by them for newly issued non-voting convertible preferred stock to enable the Company to pursue its bank charter initiative. In connection with the exchange, the Company will provide Shanda registration rights and a one-time cash payment. Under a registration rights agreement Shanda is entitled to certain registration rights with respect to Company securities held by it, which may facilitate their ability to sell their holdings. The market price of our common stock could decline as a result of sales by our existing stockholders in the market, or the perception that these sales could occur.

Further, we may issue additional equity securities to raise capital, support acquisitions, or for a variety of other purposes. We also utilize equity-based compensation as an important tool in recruiting and retaining employees and other service providers. Additional issuances of our stock may be made pursuant to the exercise or vesting of new or existing stock options or restricted stock units, respectively. Dilution to existing holders of our common stock from equity-based compensation and other additional issuances could be substantial and may place downward pressure on our stock price.

Our quarterly results may fluctuate significantly and may not fully reflect the longer term underlying performance of our business.

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly. These fluctuations may be due to a variety of factors, some of which are outside of our control and may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in

LENDINGCLUB CORPORATION

our quarterly financial results include our ability to attract and retain new customers, seasonality in our business, the costs associated with and outcomes of legal and regulatory matters, volatility related to fraud and credit performance, the timing of capital markets transactions, variability in the valuation of loans held on our balance sheet, changes in business or macroeconomic conditions and variety of other factors, including as a result of the risks set forth in this “Risk Factors” section. Fluctuation in quarterly results and how we perform relative to guidance may adversely affect the price of our common stock.

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

We recently entered into an agreement whereby Shanda will exchange, subject to certain closing conditions, all shares of our common stock held by them for newly issued non-voting convertible preferred stock to enable the Company to pursue its bank charter initiative. In connection with the exchange, the Company will provide Shanda registration rights and a one-time cash payment. Under a registration rights agreement Shanda is entitled to certain registration rights with respect Company securities held by it, which may facilitate their ability to sell their holdings. Additional shares of our common stock trading in the public market, as a result of the exercise of such registration rights, may have an adverse effect on the market price of our securities.

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

LENDINGCLUB CORPORATION

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In connection with the Company’s bank charter initiative, we have adopted a Charter Protection Agreement which is designed to deter ownership positions in the Company’s stock in excess of certain thresholds set forth by the Federal Reserve under the Bank Holding Company Act by diluting any stockholder who amasses an ownership position in excess of such thresholds without the Company’s approval. To ensure the arrangement is tailored to protect the Company and not unduly infringe on the rights of stockholders, the rights distributed pursuant to the Charter Protection Agreement shall automatically be redeemed upon the earlier of 18 months or the close of the Transaction. Nonetheless, the Charter Protection Agreement may deter certain stockholders from purchasing shares of the Company’s common stock, which may suppress demand for the stock and cause the price to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The information set forth under “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18. Leases” of this Form 10-K is incorporated herein by reference.

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

Holders of Record

As of January 31, 2020, there were 36 holders of record of LendingClub’s common stock. Because many of LendingClub’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

LendingClub has not paid cash or other dividends since its inception, and does not anticipate paying cash or other dividends in the foreseeable future.
Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below summarizes purchases made by or on behalf of LendingClub of its common stock for each calendar month in the fourth quarter of 2019:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 - October 31	—	$—	—	$—
November 1 - November 30	—	$—	—	$—
December 1 - December 31(1)	957	$12.31	—	$—
Total	957	$12.31	—	$—

(1)
Represents shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options, and not as part of a publicly announced plan or program.

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

The following graph and table compare the cumulative total return to stockholders of LendingClub’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index and the Dow Jones Internet Composite Index. An investment of $100 (with reinvestment of all dividends, when applicable) is assumed to have been made in LendingClub’s common stock and in each index at market close on December 31, 2014 and its relative performance is tracked through December 31, 2019. The returns shown are based on historical results and are not intended to suggest future performance.

$300
$250
$200
$150
$100
$50
$-
12/31/2014
02/27/2015
04/30/2015
06/30/2015
08/31/2015
10/30/2015
12/31/2015
02/29/2016
04/29/2016
06/30/2016
08/31/2016
10/31/2016
12/30/2016
02/28/2017
04/28/2017
06/30/2017
08/31/2017
10/31/2017
12/29/2017
2/28/2018
4/30/2018
6/29/2018
8/31/2018
10/31/2018
12/31/2018
2/28/2019
4/30/2019
6/28/2019
8/30/2019
10/31/2019
12/31/2019
LendingClub Corporation
Standard & Poor's 500 Index
Dow Jones Internet Composite Index

	December 31, 2014	December 31, 2015	December 30, 2016	December 29, 2017	December 31, 2018	December 31, 2019
LendingClub Corporation	$100	$43.68	$20.75	$16.32	$10.40	$9.98
Standard & Poor’s 500 Index	$100	$99.27	$108.74	$129.86	$121.76	$156.92
Dow Jones Internet Composite Index	$100	$122.11	$130.99	$180.87	$192.64	$230.49

LENDINGCLUB CORPORATION

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in this Report (in thousands, except share and per share data):

As of and for the Year Ended December 31,	2019	2018	2017	2016	2015
Statement of Operations Data:
Net revenue:

Transaction fees	$598,760	$526,942	$448,608	$423,494	$373,508

Interest income	345,345	487,462	611,259	696,662	552,972
Interest expense	(246,587)	(385,605)	(571,424)	(688,368)	(549,740)
Net fair value adjustments	(144,990)	(100,688)	(30,817)	(2,949)	14
Net interest income and fair value adjustments	(46,232)	1,169	9,018	5,345	3,246
Investor fees	124,532	114,883	87,108	79,647	43,787
Gain (Loss) on sales of loans	67,716	45,979	23,370	(17,152)	4,885
Net investor revenue	146,016	162,031	119,496	67,840	51,918

Other revenue	13,831	5,839	6,436	9,478	4,517

Total net revenue	758,607	694,812	574,540	500,812	429,943
Operating expenses:
Sales and marketing	279,423	268,517	229,865	216,670	171,526
Origination and servicing	103,403	99,376	86,891	74,760	61,335
Engineering and product development	168,380	155,255	142,264	115,357	77,062
Other general and administrative	238,292	228,641	191,683	207,172	122,182
Goodwill impairment	—	35,633	—	37,050	—
Class action and regulatory litigation expense	—	35,500	77,250	—	—
Total operating expenses	789,498	822,922	727,953	651,009	432,105
Loss before income tax expense	(30,891)	(128,110)	(153,413)	(150,197)	(2,162)
Income tax expense (benefit)	(201)	43	632	(4,228)	2,833
Consolidated net loss	(30,690)	(128,153)	(154,045)	(145,969)	(4,995)
Less: Income (Loss) attributable to noncontrolling interests	55	155	(210)	—	—
LendingClub net loss	$(30,745)	$(128,308)	$(153,835)	$(145,969)	$(4,995)
Net loss per share attributable to LendingClub:
Basic	$(0.35)	$(1.52)	$(1.88)	$(1.88)	$(0.07)
Diluted	$(0.35)	$(1.52)	$(1.88)	$(1.88)	$(0.07)
Weighted-average common shares – Basic	87,278,596	84,583,461	81,799,189	77,552,414	74,974,423
Weighted-average common shares – Diluted	87,278,596	84,583,461	81,799,189	77,552,414	74,974,423

LENDINGCLUB CORPORATION

As of and for the Year Ended December 31,	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$243,779	$372,974	$401,719	$515,602	$623,531
Securities available for sale	270,927	170,469	117,573	287,137	297,211
Loans held for investment at fair value	1,079,315	1,883,251	2,932,325	4,295,121	4,552,623
Loans held for investment by the Company at fair value	43,693	2,583	361,230	16,863	3,458
Loans held for sale by the Company at fair value	722,355	840,021	235,825	9,048	—
Total assets	2,982,341	3,819,527	4,640,831	5,562,631	5,793,634
Notes, certificates and secured borrowings at fair value	1,081,466	1,905,875	2,954,768	4,320,895	4,571,583
Payable to securitization note and certificate holders	40,610	256,354	312,123	—	—
Credit facilities and securities sold under repurchase agreements	587,453	458,802	32,100	—	—
Total liabilities	2,082,154	2,948,546	3,713,074	4,586,861	4,751,774
Total LendingClub stockholders’ equity	$900,187	$869,201	$927,757	$975,770	$1,041,860

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

Overview

LendingClub was incorporated in Delaware on October 2, 2006, and is currently the largest provider of unsecured personal loans in the US. We operate America’s largest online lending marketplace platform that connects borrowers and investors. LendingClub provides tools that help Americans save money on their path to financial health through lower borrowing costs and a seamless, technology-driven user experience. Investors provide capital to enable the funding of loans in exchange for earning competitive risk adjusted returns. Our marketplace enables efficient credit decisioning, pricing, servicing and support operations. We operate fully online with no traditional branch infrastructure. Our vision is to expand our marketplace model and support it with a bank charter, which we believe will be both strategically and financially accretive to the Company.

We generate revenue primarily from transaction fees from our lending marketplace’s role in marketing to customers, accepting and decisioning applications for our bank partners to enable loan originations, investor fees that include servicing fees from investors for various services, including servicing and collection efforts, gains on sales of loans sold, net interest income and fair value adjustments from loans invested in by the Company and held on our balance sheet.

The transaction fees we receive from our issuing bank partner in connection with our lending marketplace’s role in facilitating loan originations for unsecured personal loans and auto refinance loans range from 0% to 6% of the initial principal amount of the loan. In addition, for education and patient finance loans, we collect fees from issuing banks and from the related education and patient service providers.

Net interest income and fair value adjustments reflect earned interest income and assumed principal and interest rate risk on loans during the period that we own the loans. When we use our own capital to invest in loans, we earn interest income and record fair value adjustments attributable to changes in actual and expected credit and prepayment performance, or any difference between sale price and carrying value.

Investor fees paid to us vary based on investment channel and compensate us for the costs we incur in servicing loans, including managing payments from borrowers, collections, payments to investors, maintaining investors’ account portfolios, providing information and issuing monthly statements. Investor fees may also vary based on the delinquency status of the loan. Whole loan purchasers pay a monthly weighted-average fee of 0.9% per annum and Structured Program investors pay a monthly fee of up to 1%, which is generally based on the month-end principal balance of loans serviced by us.

Gain (Loss) on sales of loans connected to loan sale transactions are recognized based on the level to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee. Additionally, we recognize transactions costs as a loss on sale of loans.

Personal loan volume on our platform is generally lower in the first quarter of the year, primarily due to seasonality of borrower behavior. Additionally, in the fourth quarter of the year, we typically observe fluctuations in marketing

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

effectiveness and borrower behavior due to the holidays, which can impact volume. These seasonal trends contribute to fluctuations in our operating results and operating cash flow.

Loans facilitated through our lending marketplace are funded by the sale of whole loans to banks and other institutional investors, the sale of whole loans facilitated through Structured Programs, the issuance of notes to our self-directed retail investors, or funded directly by the Company with its own capital. We use our capital to fund the purchase of loans for our Structured Program transactions, to support marketplace equilibrium when a matching third-party investor is not available at time of origination, to reflect changes in market value through loan pricing, to test new product offerings, and to make accommodations to customers. The Company’s Structured Program transactions include i) asset-backed securitization transactions and ii) Certificate Program transactions. Certificate Program transactions include CLUB Certificate and Levered Certificate transactions.

In connection with asset-backed securitizations, the Company is the sponsor and establishes trusts to ultimately purchase the loans from the Company and/or third-party whole loan investors. Securities issued from our asset-backed securitizations are senior or subordinated based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. The loans are transferred into a trust such that the loans are legally isolated from the creditors of the Company and are not available to satisfy obligations of the Company. These loans can only be used to settle obligations of the underlying trusts. As the sponsor for securitization transactions, the Company manages the completion of the transaction.

In addition, the Company sponsors the sale of loans through the issuance of certificate securities under our Certificate Program. The Certificate securities are collateralized by loans transferred to a series of a master trust and trade in the over-the-counter market with a CUSIP. We believe the sale of certificates results in more liquidity and demand for our unsecured personal loans. The loans are transferred into a trust such that the loans are legally isolated from the creditors of the Company and are not available to satisfy the obligations of the Company. These loans can only be used to settle obligations of the underlying Certificate Program trusts. The CLUB Certificate issued securities are pass-through securities of which each owner has an undivided and equal interest in the underlying loans of each transaction. The Levered Certificate issued securities includes senior and subordinated securities based on the waterfall criteria of loan payments to each security class. The subordinated securities issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria.

Current Economic and Business Environment

Our online lending marketplace platform seeks to adapt to changing marketplace conditions and investors’ return on investment expectations. LendingClub monitors a variety of economic, credit and competitive indicators to propose changes to issuing banks’ credit policies and interest rates.

In the fourth quarter of 2019, our marketplace facilitated $3.1 billion of loan originations, of which $1.2 billion was issued through whole loan sales, $1.7 billion was purchased or pending purchase by the Company and $0.1 billion was issued through member payment dependent notes. Loans held by the Company at quarter end are available loan inventory for future Structured Program transactions and whole loan sales, excluding loans held by the Company as a result of consolidated trusts.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table shows the loan origination volume issued, loans purchased or pending purchase by the Company, and the available loan inventory as of the end of each period set forth below (in millions):

	December 31, 2019	September 30, 2019	June 30, 2019
Loan originations	$3,083.1	$3,349.6	$3,129.5
Loans purchased or pending purchase by the Company during the quarter	$1,749.2	$1,543.5	$1,182.4
LendingClub inventory (1)	$718.2	$755.2	$419.1
LendingClub inventory as a percentage of loan originations (1)	23%	23%	13%

(1)
LendingClub inventory reflects loans purchased or pending purchase by the Company during the period, excluding loans held by the Company through consolidated trusts, if applicable, and not yet sold as of the period end.

Loan inventory purchased by LendingClub was 23% of total loan originations during the fourth quarter of 2019. This increase since the second quarter of 2019 was due to higher volumes and mix of lower risk grade A and B loans facilitated on our marketplace, the volume of loans purchased by LendingClub for Structured Program transactions, and the timing of loan sales compared to prior periods.

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

In 2019, we reviewed our cost structure and have a number of expense initiatives underway with the goal of increasing our operating efficiency. As a result of our review, we signed a lease to establish a site in a more cost-effective location in the Salt Lake City area. We started to hire full-time employees in the first quarter of 2019 in the Salt Lake City area and we have increased the use of third-party business process outsource providers. We completed the relocation of our origination and servicing operations from San Francisco, California to the Salt Lake City area by the end of 2019. In conjunction with this initiative, we have sublet some of our office space in San Francisco, California, and may sublet incremental office space in the future. Although historically we have internally developed our loan platform technology solutions, in an effort to reduce costs and improve the optimization of our engineering resources for higher value-add software development, we are increasing our usage of third-party technology for certain services. While we expect the implementation of these expense initiatives to increase expenses in the short-term, they are expected to result in overall increased operating efficiency for the Company.

On February 18, 2020, the Company and Radius Bancorp, Inc. (Radius) entered into an Agreement and Plan of Merger, by and among the Company, a wholly owned-subsidiary of the Company, and Radius, pursuant to which the Company will acquire Radius and thereby acquire its wholly-owned subsidiary, Radius Bank (the Merger), in a cash and stock transaction valued at $185 million (of which $138.75 million is in cash and $46.25 million is in

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

stock), plus certain purchase price and expense adjustments of up to $22 million. The closing of the Merger is subject to regulatory approval and other customary closing conditions, which the Company anticipates can be completed within 15 months, as well as customary transaction costs. The Company believes that acquiring Radius and operating with a national bank charter will enhance LendingClub’s ability to serve its members, grow its market opportunity, increase and diversify revenue and earnings, and provide both funding resilience and regulatory clarity. With the talent, infrastructure and capabilities Radius possesses, the Company intends to enhance customer engagement by offering a broader range of member products and services aimed at supporting members and improving their financial health. The Merger will be accounted for as a business combination. The purchase price will be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date.

In order to facilitate compliance with federal banking regulations by the Company’s largest stockholder, Shanda Asset Management Holdings Limited and its affiliates (Shanda), on February 18, 2020, the Company entered into a Share Exchange Agreement pursuant to which Shanda will exchange, subject to certain closing conditions, all shares of the Company’s common stock held by Shanda for newly issued non-voting convertible preferred stock, series A (the Exchange). In connection with the Exchange, the Company will provide Shanda registration rights and a one-time cash payment of approximately $50 million. To deter future ownership positions in the Company’s securities in excess of thresholds set forth by the Federal Reserve under the Bank Holding Company Act, the Company adopted a Temporary Bank Charter Protection Agreement (the Charter Protection Agreement) which provides for the dilution of any person or group of persons that acquires: (i) 25% or more equity interest in the Company, or (ii) 7.5% or more of any class of the Company’s voting securities, which threshold shall automatically increase to 10% in connection with the closing of the Exchange. The Charter Protection Agreement is effective as of February 18, 2020, and will automatically expire on the earlier of the closing of the Merger or 18 months.

Factors That Can Affect Revenue

As an operator of a lending marketplace, we work to match the supply of loans facilitated through our platform and demand from investors while also growing the overall volume of originations and correspondingly revenue at a pace commensurate with proper planning, compliance, risk management, user experience, and operational controls that work to optimize the quality of the customer experience, customer satisfaction and long-term growth. In addition, we have been increasingly utilizing our balance sheet to support Structured Program transactions, manage marketplace equilibrium, hold loans for testing new or existing loan products and repurchase loans that did not meet an investor’s criteria. In most instances, we subsequently sell those loans, recognizing a gain or loss on their sale.

Loan supply, which is partly driven by borrower-related activities within our business, combined with investor demand to purchase loans on our platform as well as our own loan purchases, can affect our revenue in any particular period. These drivers collectively affect transaction fees, investor fees earned by us related to these transactions, interest income, fair value adjustments and other revenue related to loans held on balance sheet, including the performance of such loans. As these drivers can be affected by a variety of factors, both in and out of our control, revenues may fluctuate from period to period. Factors that can affect these drivers and ultimately revenue and its timing include:

•	investor demand for our loans;

•	loan performance and return on investment;

•	market confidence in our data, controls, and processes;

•	announcements and terms of resolution of governmental inquiries or private litigation;

•	our ability to obtain or add bank functionality and a bank charter;

•	the impact on the business from obtaining or adding bank functionality and a bank charter;

•	the mix of borrower products and corresponding transaction fees;

•	regulatory or market factors which limit products on our platform or loan interest rates borrowers can pay;

•	availability or the timing of the deployment of investment capital by investors;

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

•	the availability and amount of new capital from pooled investment vehicles and managed accounts that typically deploy their capital at the start of a period;

•	the amount of purchase limitations we can impose on larger investors as a way to maintain investor balance and fairness;

•	the attractiveness of alternative opportunities for borrowers or investors, through changes in interest rates, transaction fees, terms, or risk profile;

•	the responsiveness of applicants to our marketing efforts;

•	expenditures on marketing initiatives in a period;

•	the sufficiency of operational staff to process any manual portion of the loan applications in a timely manner;

•	the responsiveness of borrowers to satisfy additional income or employment verification requirements related to their application;

•	borrower withdrawal rates;

•	the percentage distribution of loans between the whole and fractional loan platforms;

•	platform system performance;

•	seasonality in demand for our platform and services, which is generally lowest in the first quarter and also impacts the fourth quarter;

•	determination to hold loans for purposes of subsequently distributing the loans through sale or Structured Program transactions;

•	changes in the credit performance of loans or market interest rates;

•	the success of our models to predict borrower risk levels and related investor demand; and

•	other factors.

At any point in time we have loan applications in various stages from initial application through issuance. Depending upon the timing and impact of the factors described above, loans may not be issued by the issuing banks who originate loans facilitated through our marketplace in the same period in which the corresponding application was originally made, resulting in a portion of that subsequent period’s revenue being earned from loan applications that were initiated in the immediately prior period. Consistent with our revenue recognition accounting policy under GAAP, we do not recognize the transaction fee revenue associated with a loan until the loan is issued by the issuing bank and the proceeds are delivered to the borrower. Our transaction fees are generally paid by the issuing bank (which collects an origination fee from the borrower), or in the case of education and patient finance loans, may also be paid by the medical or education service provider, and are accordingly independent of who is investing in a loan or how a loan is invested in.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Key Operating and Financial Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

Year Ended December 31,	2019	2018	2017
Loan originations	$12,290,093	$10,881,815	$8,987,218
Sales and marketing expense as a percent of loan originations	2.27%	2.47%	2.56%
Net revenue	$758,607	$694,812	$574,540
Consolidated net loss	$(30,690)	$(128,153)	$(154,045)
EPS – diluted (1)	$(0.35)	$(1.52)	$(1.88)
Contribution (2)	$392,294	$339,328	$270,452
Contribution margin (2)	51.7%	48.8%	47.1%
Adjusted EBITDA (2)	$134,772	$97,519	$44,587
Adjusted EBITDA margin (2)	17.8%	14.0%	7.8%
Adjusted net income (loss) (2)	$2,182	$(32,375)	$(73,236)
Adjusted EPS – diluted (1)(2)	$0.02	$(0.38)	$(0.90)

(1)
All share and per share information has been retroactively adjusted to reflect a reverse stock split. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Net Loss Per Share” for additional information.

(2)
Represents non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures” below.

Loan Originations

We believe the volume of loans facilitated through our platform and originated by our issuing banks is a key indicator of the attractiveness of our lending marketplace, growth of our brand, scale of our business, economic competitiveness of our products and future growth.

We classify the loans facilitated by our platform into three major loan products: standard program personal loans, custom program personal loans and other loans. The majority of the loans facilitated through our platform are standard program personal loans that represent loans made to prime borrowers that are available to institutional investors, private investors and public investors (in the form of member payment dependent notes). Custom program personal loans include all other personal loans to borrowers who are not eligible for our standard program, including loans primarily made to near-prime and super-prime borrowers, and are available only to private investors. Other loans are comprised of education and patient finance loans, auto refinance loans, and small business loans. In the second quarter of 2019, the Company announced that it will connect applicants looking for a small business loan with strategic partners and earn referral fees, instead of facilitating these loans on its platform. As a result, beginning in the third quarter of 2019 the “Other loans” category presented in the table below no longer includes small business loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan origination volume and weighted-average transaction fees (as a percent of origination balance) by major loan products are as follows:

Year Ended December 31,	2019		2018		2017
(in millions, except percentages)	Origination Volume	Weighted-Average Transaction Fees	Origination Volume	Weighted-Average Transaction Fees	Origination Volume	Weighted-Average Transaction Fees
Personal loans – standard program	$8,533.4	5.03%	$7,936.3	4.87%	$6,585.0	4.93%
Personal loans – custom program	2,972.6	4.80	2,096.3	4.98	1,546.1	5.57
Total personal loans	11,506.0	4.97	10,032.6	4.89	8,131.1	5.05
Other loans	784.1	3.44	849.2	4.29	856.1	4.42
Total	$12,290.1	4.87%	$10,881.8	4.84%	$8,987.2	4.99%

The increase in the total weighted-average transaction fee in 2019 compared to 2018 was primarily driven by higher average transaction fees at certain grade levels within the standard program.

Personal loan origination volume for our standard loan program by loan grade was as follows (in millions):

Year Ended December 31,	2019		2018		2017
Personal loan originations by loan grade – standard loan program:	Amount	% of Total	Amount	% of Total	Amount	% of Total
A	$2,725.4	32%	$2,132.5	27%	$1,096.9	17%
B	2,608.3	31%	2,289.6	29%	1,839.7	28%
C	1,964.6	23%	2,052.2	26%	2,224.9	34%
D	1,184.9	14%	1,098.3	14%	891.9	13%
E	50.0	—%	290.1	3%	340.7	5%
F	0.2	—%	60.4	1%	118.6	2%
G	—	—%	13.2	N/M	72.3	1%
Total	$8,533.4	100%	$7,936.3	100%	$6,585.0	100%
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. For discussion related to 2017 items and year-over-year comparisons between 2018 and 2017, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2018.
The following table sets forth the Consolidated Statements of Operations data for each of the periods presented:

Year Ended December 31,	2019	2018	2017
Net revenue:

Transaction fees	$598,760	$526,942	$448,608

Interest income	345,345	487,462	611,259
Interest expense	(246,587)	(385,605)	(571,424)
Net fair value adjustments	(144,990)	(100,688)	(30,817)
Net interest income and fair value adjustments	(46,232)	1,169	9,018
Investor fees	124,532	114,883	87,108
Gain on sales of loans	67,716	45,979	23,370
Net investor revenue (1)	146,016	162,031	119,496

Other revenue	13,831	5,839	6,436

Total net revenue	758,607	694,812	574,540
Operating expenses: (2)
Sales and marketing	279,423	268,517	229,865
Origination and servicing	103,403	99,376	86,891
Engineering and product development	168,380	155,255	142,264
Other general and administrative	238,292	228,641	191,683
Goodwill impairment	—	35,633	—
Class action and regulatory litigation expense	—	35,500	77,250
Total operating expenses	789,498	822,922	727,953
Loss before income tax expense	(30,891)	(128,110)	(153,413)
Income tax expense (benefit)	(201)	43	632
Consolidated net loss	(30,690)	(128,153)	(154,045)
Less: Income (Loss) attributable to noncontrolling interests	55	155	(210)
LendingClub net loss	$(30,745)	$(128,308)	$(153,835)

(1)	See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.
(2) Includes stock-based compensation expense as follows:

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2019	2018	2017
Sales and marketing	$6,095	$7,362	$7,654
Origination and servicing	3,155	4,322	4,804
Engineering and product development	19,860	20,478	22,047
Other general and administrative	44,529	42,925	36,478
Total stock-based compensation expense	$73,639	$75,087	$70,983

Total Net Revenue

Year Ended December 31,	2019	2018	Change ($)	Change (%)
Net revenue:

Transaction fees	$598,760	$526,942	$71,818	14%

Interest income	345,345	487,462	(142,117)	(29)%
Interest expense	(246,587)	(385,605)	139,018	(36)%
Net fair value adjustments	(144,990)	(100,688)	(44,302)	44%
Net interest income and fair value adjustments	(46,232)	1,169	(47,401)	N/M
Investor fees	124,532	114,883	9,649	8%
Gain on sales of loans	67,716	45,979	21,737	47%
Net investor revenue	146,016	162,031	(16,015)	(10)%

Other revenue	13,831	5,839	7,992	137%

Total net revenue	$758,607	$694,812	$63,795	9%

Year Ended December 31,	2018	2017	Change ($)	Change (%)
Net revenue:

Transaction fees	$526,942	$448,608	$78,334	17%

Interest income	487,462	611,259	(123,797)	(20)%
Interest expense	(385,605)	(571,424)	185,819	(33)%
Net fair value adjustments	(100,688)	(30,817)	(69,871)	N/M
Net interest income and fair value adjustments	1,169	9,018	(7,849)	(87)%
Investor fees	114,883	87,108	27,775	32%
Gain on sales of loans	45,979	23,370	22,609	97%
Net investor revenue	162,031	119,496	42,535	36%

Other revenue	5,839	6,436	(597)	(9)%

Total net revenue	$694,812	$574,540	$120,272	21%
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform in facilitating the origination of loans by our issuing bank partners. With respect to all unsecured personal loans and auto refinance loans for which WebBank acts as the issuing bank, we record transaction fee revenue net of program fees paid to WebBank. The fees on these loans are based upon the terms of the loan, including grade, rate, term, channel and other factors. As of December 31, 2019, these fees ranged from 0% to 6% of the initial principal amount of a loan.

Transaction fees were $598.8 million and $526.9 million for the years ended December 31, 2019 and 2018, respectively, an increase of 14%. The increase was primarily due to higher origination volume and a higher weighted-average transaction fee. Loans facilitated through our lending marketplace increased to $12.3 billion for the year ended December 31, 2019 compared to $10.9 billion for the year ended December 31, 2018, an increase of 13%. The average transaction fee as a percentage of the initial principal balance of the loan was 4.87% in 2019 compared to 4.84% in 2018.

In January 2020, we recognized approximately $3.6 million in transaction fee revenue associated with the issuance of loans for which the loan application process had commenced prior to the end of 2019. In January 2019, we recognized approximately $4.2 million in transaction fee revenue associated with the issuance of loans for which the loan application process had commenced prior to the end of 2018. In January 2018, we recognized approximately $5.5 million in transaction fee revenue associated with the issuance of loans for which the loan application process had commenced prior to the end of 2017.

Net Interest Income and Fair Value Adjustments

Loans Invested in by the Company: The Company purchases loans to support Structured Program transactions. We earn interest income and assume principal and interest rate risk on loans during the period we own the loans. We have financed a portion of the purchase of these loans with draws on our credit facilities and the associated interest expense reduces net interest income. Fair value adjustments on loans invested in by the Company are generally negative due to interest cash flow receipts and if there are expected increases and any acceleration in the timing of expected charge-offs and prepayments. As we continue to use our own capital to invest in loans for strategic business purposes, we expect the net negative fair value adjustments on loans to fluctuate due to the impact of discounts offered to meet yield expectations of our loan investors and the holding period of the loans.

Loans, Notes, Certificates and Secured Borrowings: We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that are funded by notes, certificates and certain secured borrowings because loan balances, interest rates and maturities are matched and offset by an equal balance of notes, certificates or secured borrowings with the exact same interest rates and maturities. The changes in fair value of loans, notes, certificates and secured borrowings are shown on our Consolidated Statements of Operations on a net basis. Due to the payment dependent feature of the notes, certificates and secured borrowings, fair value adjustments on loans funded with notes, certificates and secured borrowings result in no net effect on our earnings, except for changes in fair value of any applicable credit support agreements related to secured borrowings.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following tables provide additional detail related to net interest income and fair value adjustments for assets invested in by the Company, assets with equal and offsetting liabilities, and total interest income, interest expense and net fair value adjustments:

Year Ended December 31,	2019	2018	Change ($)	Change (%)
Loans invested in by the Company, securities available for sale, cash, cash equivalents and restricted cash, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$110,597	$113,644	$(3,047)	(3)%
Securities available for sale	14,351	7,602	6,749	89%
Cash, cash equivalents and restricted cash	6,002	4,056	1,946	48%
Total	130,950	125,302	5,648	5%
Interest expense:
Credit facilities and securities sold under repurchase agreements	(27,839)	(19,714)	(8,125)	41%
Securitization notes and certificates	(4,353)	(3,731)	(622)	17%
Total	(32,192)	(23,445)	(8,747)	37%
Net interest income	$98,758	$101,857	$(3,099)	(3)%
Net fair value adjustments	(144,990)	(100,688)	(44,302)	44%
Net interest income and fair value adjustments	$(46,232)	$1,169	$(47,401)	N/M

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$214,395	$362,160	$(147,765)	(41)%
Interest expense:
Notes, certificates and secured borrowings	(214,395)	(362,160)	147,765	(41)%
Net interest income	$—	$—	$—	—%

Total net interest income and fair value adjustments:
Interest income	$345,345	$487,462	$(142,117)	(29)%
Interest expense	(246,587)	(385,605)	139,018	(36)%
Net fair value adjustments	(144,990)	(100,688)	(44,302)	44%
Net interest income and fair value adjustments	$(46,232)	$1,169	$(47,401)	N/M
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2018	2017	Change ($)	Change (%)
Loans invested in by the Company, securities available for sale, cash, cash equivalents and restricted cash, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$113,644	$35,692	$77,952	N/M
Securities available for sale	7,602	4,093	3,509	86%
Cash, cash equivalents and restricted cash	4,056	2,625	1,431	55%
Total	125,302	42,410	82,892	195%
Interest expense:
Credit facilities and securities sold under repurchase agreements	(19,714)	(1,900)	(17,814)	N/M
Securitization notes and certificates	(3,731)	(675)	(3,056)	N/M
Total	(23,445)	(2,575)	(20,870)	N/M
Net interest income	$101,857	$39,835	$62,022	156%
Net fair value adjustments	(100,688)	(30,817)	(69,871)	N/M
Net interest income and fair value adjustments	$1,169	$9,018	$(7,849)	(87)%

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$362,160	$568,849	$(206,689)	(36)%
Interest expense:
Notes, certificates and secured borrowings	(362,160)	(568,849)	206,689	(36)%
Net interest income	$—	$—	$—	—%

Total net interest income and fair value adjustments:
Interest income	$487,462	$611,259	$(123,797)	(20)%
Interest expense	(385,605)	(571,424)	185,819	(33)%
Net fair value adjustments	(100,688)	(30,817)	(69,871)	N/M
Net interest income and fair value adjustments	$1,169	$9,018	$(7,849)	(87)%
N/M – Not meaningful

The following tables provide the outstanding average balances, which are key drivers of interest income and interest expense in the periods presented:

	Outstanding Average Balances
Year Ended December 31,	2019	2018	Change ($)	Change (%)
Loans held for investment by the Company	$12,474	$140,551	$(128,077)	(91)%
Loans held for sale by the Company	$754,693	$546,959	$207,734	38%
Securities available for sale	$221,166	$144,046	$77,120	54%
Credit facilities and securities sold under repurchase agreements	$481,960	$299,419	$182,541	61%
Securitization notes and certificates	$100,747	$131,894	$(31,147)	(24)%
Loans held for investment	$1,574,271	$2,557,575	$(983,304)	(38)%
Notes, certificates and secured borrowings	$1,576,877	$2,599,676	$(1,022,799)	(39)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Outstanding Average Balances
Year Ended December 31,	2018	2017	Change ($)	Change (%)
Loans held for investment by the Company	$140,551	$44,340	$96,211	N/M
Loans held for sale by the Company	$546,959	$152,805	$394,154	N/M
Securities available for sale	$144,046	$211,740	$(67,694)	(32)%
Credit facilities and securities sold under repurchase agreements	$299,419	$32,008	$267,411	N/M
Securitization notes and certificates	$131,894	$24,009	$107,885	N/M
Loans held for investment	$2,557,575	$3,936,957	$(1,379,382)	(35)%
Notes, certificates and secured borrowings	$2,599,676	$3,971,992	$(1,372,316)	(35)%
N/M – Not meaningful

Interest income associated with loans invested in by the Company, securities available for sale, and cash, cash equivalents and restricted cash was $131.0 million and $125.3 million for the years ended December 31, 2019 and 2018, respectively an increase of 5%. The increase was primarily due to an increase in the average outstanding balance of securities available for sale. The impact of the increase in the outstanding balance of loans invested in by the Company was offset by the mix shift to higher credit quality loans with lower interest rates.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes was $32.2 million and $23.4 million for the years ended December 31, 2019 and 2018, respectively, an increase of 37%. The increase was primarily due to an increase in the average outstanding balance of credit facilities, partially offset by a decrease in the average outstanding balances of securitization notes and certificates.

Net fair value adjustments were $(145.0) million and $(100.7) million for the years ended December 31, 2019 and 2018, respectively, an increase of 44%. The increase was primarily due to increases in the average outstanding balances and investor required yields related to certain loans invested in by the Company to support Structured Program transactions and whole loan sales, partially offset by a shift in overall platform mix towards lower risk and higher credit quality borrowers.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $214.4 million and $362.2 million for the years ended December 31, 2019 and 2018, respectively, a decrease of 41%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings, due to a larger portion of loans originated being sold to whole loan investors and purchases by the Company for Structured Program transactions.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investor Fees

The tables below illustrate the composition of investor fees and the outstanding principal balance of loans serviced, which is a key driver of investor fees, by the method in which the loans were financed for each period presented:

Year Ended December 31,	2019	2018	Change ($)	Change (%)
Investors Fees:
Whole loans sold	$100,123	$82,824	$17,299	21%
Notes, certificates and secured borrowings	24,409	31,955	(7,546)	(24)%
Funds and separately managed accounts (1)	—	104	(104)	(100)%
Total	$124,532	$114,883	$9,649	8%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions) (2):
Whole loans sold	$14,118	$10,890	$3,228	30%
Notes, certificates and secured borrowings	1,149	2,013	(864)	(43)%
Total excluding loans invested in by the Company	$15,267	$12,903	$2,364	18%
Loans invested in by the Company	744	843	(99)	(12)%
Total	$16,011	$13,746	$2,265	16%

(1)
Funds are the private funds for which LendingClub Asset Management, LLC (LCAM), or its subsidiaries acted as general partner. In March 2019, we completed the dissolution of those funds. The Company does not expect to earn investor fees from private funds and separately managed accounts in the future.

(2)	As of the end of each respective period.

Year Ended December 31,	2018	2017	Change ($)	Change (%)
Investor Fees:
Whole loans sold	$82,824	$52,049	$30,775	59%
Notes, certificates and secured borrowings	31,955	32,504	(549)	(2)%
Funds and separately managed accounts (1)	104	2,555	(2,451)	(96)%
Total	$114,883	$87,108	$27,775	32%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions) (2):
Whole loans sold	$10,890	$8,178	$2,712	33%
Notes, certificates and secured borrowings	2,013	3,142	(1,129)	(36)%
Total excluding loans invested in by the Company	$12,903	$11,320	$1,583	14%
Loans invested in by the Company	843	593	250	42%
Total	$13,746	$11,913	$1,833	15%

(1)
Funds are the private funds for which LendingClub Asset Management, LLC (LCAM), or its subsidiaries acted as general partner. In March 2019, we completed the dissolution of those funds. The Company does not expect to earn investor fees from private funds and separately managed accounts in the future.

(2)    As of the end of each respective period.

The Company receives fees to compensate us for the costs we incur in servicing a loan, including managing payments from borrowers, collections, payments to investors, maintaining investors’ account portfolios, providing information, and issuing monthly statements. The amount of investor fee revenue earned is predominantly affected

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

by the servicing rates paid by investors, the outstanding principal balance of loans and the amount of principal and interest collected from borrowers and remitted to investors.

Investor fee revenue related to whole loans sold also includes the change in fair value of our servicing assets and liabilities associated with the loans. Servicing rights are recorded as either an asset or liability in “Gain on sales of loans” in the Company’s Consolidated Statements of Operations.

Investor fees – whole loans sold: Investor fee revenue related to the servicing of whole loans sold was $100.1 million and $82.8 million for the years ended December 31, 2019 and 2018, respectively, an increase of 21%. The increase was primarily due to a higher principal balance of whole loans serviced and increases in delinquent loan collections and charged-off loan sales, partially offset by the change in fair value of servicing rights.

Investor fees – notes, certificates and secured borrowings: Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $24.4 million and $32.0 million for the years ended December 31, 2019 and 2018, respectively, a decrease of 24%. The decrease was primarily due to a lower principal balance of loans serviced and a decrease in charged-off loan sales, partially offset by an increase in delinquent loan collections.

Investor fees – Funds and separately managed accounts: In July 2016, certain of the private funds ceased accepting contributions and limited existing investors’ ability to make redemption requests, pursuant to the terms of the respective limited partnership agreements, and in October 2017 we completed the dissolution of those funds. In October 2018, LCAM initiated the liquidation of the remaining private funds it manages. As a result, the assets under management associated with those funds were returned to investors and liquidation of those funds was complete as of December 31, 2018. The Company does not expect to earn investor fees from private funds and separately managed accounts in the future.

Gain (Loss) on Sales of Loans

In connection with loan sales and Structured Program transactions, in addition to investor fees earned with respect to the corresponding loan, we recognize a gain or loss on the sale of that loan based on the level to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee. Additionally, we recognize transactions costs as a loss on sale of loans.

Gain on sales of loans was $67.7 million and $46.0 million for the years ended December 31, 2019 and 2018, respectively, an increase of 47%. The increase was primarily due to an increase in the volume of loans sold and an increase in the weighted-average contractual loan servicing fee that resulted in higher gains on sales of loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Other Revenue

Other revenue primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies, and sublease revenue from our sublet office space in San Francisco, California. The table below illustrates the composition of other revenue for each period presented:

Year Ended December 31,	2019	2018	Change ($)	Change (%)
Referral revenue	$5,474	$3,645	$1,829	50%
Sublease revenue	4,637	397	4,240	N/M
Other (1)	3,720	1,797	1,923	107%
Other revenue	$13,831	$5,839	$7,992	137%

Year Ended December 31,	2018	2017	Change ($)	Change (%)
Referral revenue	$3,645	$5,258	$(1,613)	(31)%
Sublease revenue	397	391	6	2%
Other (1)	1,797	787	1,010	128%
Other revenue	$5,839	$6,436	$(597)	(9)%
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

Origination and Servicing: Origination and servicing expense consists primarily of salaries, benefits and stock-based compensation expense and vendor costs attributable to activities that most directly relate to facilitating the origination of loans and servicing loans for borrowers and investors. These costs relate to the credit, collections, customer support and payment processing teams and related vendors.

Engineering and Product Development: Engineering and product development expense consists primarily of salaries, benefits and stock-based compensation expense for our engineering and product management teams, and the cost of contractors who work on the development and maintenance of our platform. Engineering and product development expense also includes non-capitalized hardware and software costs and depreciation, amortization and impairment of technology assets.

Other General and Administrative: Other general and administrative expense consists primarily of salaries, benefits and stock-based compensation expense for our accounting, finance, legal, risk, compliance, human resources and facilities teams, professional services fees and facilities expense.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2019	2018	Change ($)	Change (%)
Sales and marketing	$279,423	$268,517	$10,906	4%
Origination and servicing	103,403	99,376	4,027	4%
Engineering and product development	168,380	155,255	13,125	8%
Other general and administrative	238,292	228,641	9,651	4%
Goodwill impairment	—	35,633	(35,633)	(100)%
Class action and regulatory litigation expense	—	35,500	(35,500)	(100)%
Total operating expenses	$789,498	$822,922	$(33,424)	(4)%

Year Ended December 31,	2018	2017	Change ($)	Change (%)
Sales and marketing	$268,517	$229,865	$38,652	17%
Origination and servicing	99,376	86,891	12,485	14%
Engineering and product development	155,255	142,264	12,991	9%
Other general and administrative	228,641	191,683	36,958	19%
Goodwill impairment	35,633	—	35,633	N/M
Class action and regulatory litigation expense	35,500	77,250	(41,750)	(54)%
Total operating expenses	$822,922	$727,953	$94,969	13%
N/M – Not meaningful

Sales and marketing: Sales and marketing expense was $279.4 million and $268.5 million for the years ended December 31, 2019 and 2018, respectively, an increase of 4%. The increase was primarily due to an increase in variable marketing expense based on higher loan origination volume, partially offset by a decrease in personnel-related expenses for full-time employees. Sales and marketing expense as a percent of loan originations decreased to 2.27% in 2019 from 2.47% in 2018 as a result of the Company’s cost structure simplification efforts, as well as improvements in customer acquisition targeting models.

Origination and servicing: Origination and servicing expense was $103.4 million and $99.4 million for the years ended December 31, 2019 and 2018, respectively, an increase of 4%. The increase was primarily due to incremental personnel-related expenses associated with establishing a site in the Salt Lake City area. Personnel-related expenses for full-time employees decreased from 2018, which was partially offset by an increased use of outsourced service providers.

Engineering and product development: Engineering and product development expense was $168.4 million and $155.3 million for the years ended December 31, 2019 and 2018, respectively, an increase of 8%. The increase was primarily driven by continued investment in technology and platform improvements that are focused on enhancing our credit decisioning capabilities, internal testing environment and cloud infrastructure, which included increases in depreciation and impairment expense and equipment and software expense. Personnel-related expenses for full-time employees decreased from 2018, which was partially offset by an increased use of outsourced service providers.

We capitalized $36.1 million and $46.8 million in software development costs for the years ended December 31, 2019 and 2018, respectively.

Other general and administrative expense: Other general and administrative expense was $238.3 million and $228.6 million for the years ended December 31, 2019 and 2018, respectively, an increase of 4%. The increase was primarily due to an increase in personnel-related expenses resulting from a higher headcount of full-time employees, an expense related to the termination of a legacy contract in the second quarter of 2019 and an increase

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

in facilities expense, partially offset by a reduction in professional services and external advisory fees. The increase in facilities expense was primarily associated with establishing a site in the Salt Lake City area and having the offsetting sublease revenue from our sublet office space in San Francisco, California, recorded in Other revenue in the Company’s Consolidated Statements of Operations.

Goodwill Impairment

In 2018, we had one reporting unit for goodwill impairment testing purposes, the patient and education finance reporting unit. We performed a quantitative annual test for impairment on April 1, 2018 and recorded a goodwill impairment expense of $35.6 million in the second quarter of 2018, resulting in full impairment of the remaining goodwill.

Class Action and Regulatory Litigation Expense

There was no class action and regulatory litigation expense related to legacy issues for the year ended December 31, 2019. Class action and regulatory litigation expense for the year ended December 31, 2018 was $35.5 million, which is included in “Class action and regulatory litigation expense” on the Company’s Consolidated Statements of Operations. This expense was related to significant governmental and regulatory investigations following the internal board review described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Board Review” contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Income Taxes

Income tax expense (benefit) is primarily attributable to the tax effects of unrealized gains recorded to other comprehensive income associated with the Company’s available for sale portfolio and current state income taxes. We continue to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2019 and 2018, the valuation allowance was $169.5 million and $169.3 million, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

The following table shows the calculation of Contribution and Contribution Margin:

Year Ended December 31,	2019	2018	2017
Total net revenue	$758,607	$694,812	$574,540
Sales and marketing expense	(279,423)	(268,517)	(229,865)
Origination and servicing expense	(103,403)	(99,376)	(86,891)
Total direct expenses	(382,826)	(367,893)	(316,756)
Cost structure simplification expense (1)	7,318	880	—
Stock-based compensation (2)	9,250	11,684	12,458
(Income) Loss attributable to noncontrolling interests	(55)	(155)	210
Contribution	$392,294	$339,328	$270,452
Contribution margin	51.7%	48.8%	47.1%

(1)
Contribution excludes the portion of personnel-related expense associated with establishing a site in the Salt Lake City area that is included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)	Contribution excludes stock-based compensation expense included in the “Sales and marketing” and “Origination and servicing” expense categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of LendingClub net loss to Contribution for each of the periods indicated:

Year Ended December 31,	2019	2018	2017
LendingClub net loss	$(30,745)	$(128,308)	$(153,835)
Engineering and product development expense	168,380	155,255	142,264
Other general and administrative expense	238,292	228,641	191,683
Cost structure simplification expense (1)	7,318	880	—
Goodwill impairment expense	—	35,633	—
Class action and regulatory litigation expense	—	35,500	77,250
Stock-based compensation expense (2)	9,250	11,684	12,458
Income tax expense (benefit)	(201)	43	632
Contribution	$392,294	$339,328	$270,452
Total net revenue	$758,607	$694,812	$574,540
Contribution margin	51.7%	48.8%	47.1%

(1)
Contribution excludes the portion of personnel-related expenses associated with establishing a site in the Salt Lake City area that are included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)	Contribution excludes stock-based compensation expense included in the “Sales and marketing” and “Origination and servicing” expense categories.

Adjusted Net Income (Loss), Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EPS

Adjusted Net Income (Loss) is a non-GAAP financial measure defined as net income (loss) attributable to LendingClub adjusted to exclude certain items that are either non-recurring, do not contribute directly to management’s evaluation of its operating results, or non-cash items, such as (1) expenses related to our cost structure simplification, as discussed above, (2) goodwill impairment, (3) legal, regulatory and other expense related to legacy issues, (4) acquisition and related expenses and (5) other items (consisting of certain non-legacy litigation and/or regulatory settlement expenses and gains on disposal of certain assets), net of tax. Legacy items are generally those expenses that arose from the decisions of legacy management prior to the board review initiated in 2016 and resulted in the resignation of our former CEO, including legal and other costs associated with ongoing regulatory and government investigations, indemnification obligations, litigation, and termination of certain legacy contracts. In the fourth quarter of 2019, we added an adjustment to Adjusted Net Income (Loss) for “Acquisition and related expenses” to adjust for costs related to the acquisition of Radius. In the second quarter of 2019, we added an adjustment to Adjusted Net Income (Loss) and Adjusted EBITDA for “Other items” to adjust for expenses or gains that are not part of our core operating results. We believe Adjusted Net Income (Loss) is an important measure because it directly reflects the financial performance of our business.

Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) attributable to LendingClub adjusted to exclude certain items that are either non-recurring, do not contribute directly to management's evaluation of its operating results, or non-cash items, such as (1) cost structure simplification expense, (2) goodwill impairment, (3) legal, regulatory and other expense related to legacy issues, (4) acquisition and related expenses, (5) other items, as discussed above, (6) depreciation, impairment and amortization expense, (7) stock-based compensation expense and (8) income tax expense (benefit). We believe that Adjusted EBITDA is an important measure of operating performance because it allows management, investors and our board to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period. Additionally, we utilize Adjusted EBITDA as an input into the Company’s calculation of the annual bonus plan.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Adjusted EBITDA Margin is a non-GAAP financial measure calculated by dividing Adjusted EBITDA by total net revenue.

Adjusted EPS is a non-GAAP financial measure calculated by dividing Adjusted Net Income (Loss) by the weighted-average diluted common shares outstanding. We believe that Adjusted EPS is an important measure because it directly reflects the core operating results of our business on a per share basis.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of LendingClub net loss to Adjusted Net Income (Loss) and Adjusted EBITDA and a calculation of Adjusted EPS for each of the periods indicated:

Year Ended December 31,	2019	2018	2017
LendingClub net loss	$(30,745)	$(128,308)	$(153,835)
Cost structure simplification expense (1)	9,933	6,782	—
Goodwill impairment	—	35,633	—
Legal, regulatory and other expense related to legacy issues (2)	19,609	53,518	80,250
Acquisition and related expenses (3)	932	—	349
Other items (4)	2,453	—	—
Adjusted net income (loss)	$2,182	$(32,375)	$(73,236)
Depreciation and impairment expense:
Engineering and product development	49,207	45,037	36,790
Other general and administrative	6,446	5,852	5,130
Amortization of intangible assets	3,499	3,875	4,288
Stock-based compensation expense	73,639	75,087	70,983
Income tax expense (benefit)	(201)	43	632
Adjusted EBITDA	$134,772	$97,519	$44,587
Total net revenue	$758,607	$694,812	$574,540
Adjusted EBITDA margin	17.8%	14.0%	7.8%

Weighted-average common shares – diluted (5)	87,278,596	84,583,461	81,799,189
Weighted-average other dilutive equity awards	515,439	—	—
Non-GAAP diluted shares (5)	87,794,035	84,583,461	81,799,189

Adjusted EPS – diluted (5)	$0.02	$(0.38)	$(0.90)

(1)
Includes personnel-related expenses associated with establishing a site in the Salt Lake City area and external advisory fees. These expenses are included in “Sales and marketing,” “Origination and servicing,” “Engineering and product development” and “Other general and administrative” expense on the Company’s Consolidated Statements of Operations. In the fourth quarter of 2018 and first quarter of 2019, also includes external advisory fees which are included in “Other general and administrative” expense on the Company’s Consolidated Statements of Operations.

(2)
In 2019, includes legacy legal expenses, expense related to the dissolution of certain private funds previously managed by LCAM, and expense related to the termination of a legacy contract, which are included in “Other general and administrative” expense, “Net fair value adjustments,” and “Other general and administrative” expense on the Company’s Consolidated Statements of Operations, respectively. Includes class action and regulatory litigation expense of $35.5 million and $77.3 million for the years ended December 31, 2018 and 2017, respectively, which is included in “Class action and regulatory litigation expense” on the Company’s Consolidated Statements of Operations. In 2018 and 2017, also includes legacy legal expenses which are included in “Other general and administrative” expense on the Company’s Consolidated Statements of Operations.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

(3)
In 2019, represents costs related to the acquisition of Radius. In 2017, represents incremental compensation expense required to be paid under the purchase agreement to retain key former shareholder employees of an acquired business.

(4)
In 2019, consists of expenses related to certain non-legacy litigation and regulatory matters, which are included in “Other general and administrative” expense on the Company’s Consolidated Statements of Operations. Also includes a gain on the sale of our small business operating segment.

(5)
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

	December 31, 2019				December 31, 2018
	Retail Program (1)	Consolidated VIEs (2) (4)	All Other LendingClub (3)	Consolidated Balance Sheet	Retail Program (1)	Consolidated VIEs (2)	All Other LendingClub (3)	Consolidated Balance Sheet
Assets
Cash and cash equivalents	$—	$—	$243,779	$243,779	$—	$—	$372,974	$372,974
Restricted cash	—	2,894	240,449	243,343	15,551	17,660	237,873	271,084
Securities available for sale	—	—	270,927	270,927	—	—	170,469	170,469
Loans held for investment at fair value	881,473	197,842	—	1,079,315	1,241,157	642,094	—	1,883,251
Loans held for investment by the Company at fair value (4)	—	37,638	6,055	43,693	—	—	2,583	2,583
Loans held for sale by the Company at fair value	—	—	722,355	722,355	—	245,345	594,676	840,021
Accrued interest receivable	5,930	1,815	5,112	12,857	8,914	7,242	6,099	22,255
Property, equipment and software, net	—	—	114,370	114,370	—	—	113,875	113,875
Operating lease assets	—	—	93,485	93,485	—	—	—	—
Intangible assets, net	—	—	14,549	14,549	—	—	18,048	18,048
Other assets (5)	—	—	143,668	143,668	—	530	124,437	124,967
Total assets	$887,403	$240,189	$1,854,749	$2,982,341	$1,265,622	$912,871	$1,641,034	$3,819,527
Liabilities and Equity
Accounts payable	$—	$—	$10,855	$10,855	$—	$—	$7,104	$7,104
Accrued interest payable	5,930	1,737	1,593	9,260	11,484	7,594	163	19,241
Operating lease liabilities	—	—	112,344	112,344	—	—	—	—
Accrued expenses and other liabilities (5)	—	—	142,636	142,636	—	15	152,103	152,118
Payable to investors	—	—	97,530	97,530	—	—	149,052	149,052
Notes, certificates and secured borrowings at fair value	881,473	197,842	2,151	1,081,466	1,254,138	648,908	2,829	1,905,875
Payable to securitization note and certificate holders (4)	—	40,610	—	40,610	—	256,354	—	256,354
Credit facilities and securities sold under repurchase agreements	—	—	587,453	587,453	—	—	458,802	458,802
Total liabilities	887,403	240,189	954,562	2,082,154	1,265,622	912,871	770,053	2,948,546
Total equity	—	—	900,187	900,187	—	—	870,981	870,981
Total liabilities and equity	$887,403	$240,189	$1,854,749	$2,982,341	$1,265,622	$912,871	$1,641,034	$3,819,527

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

(1)    Represents loans held for investment at fair value that are funded directly by our Retail Program notes. The liabilities are only payable from the cash flows generated by the associated assets. We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that are funded by our Retail Program because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. We do not retain any economic interests from our Retail Program. Interest expense on Retail Program notes of $148.0 million and $210.8 million was equally matched and offset by interest income from the related loans of $148.0 million and $210.8 million in 2019 and 2018, respectively, resulting in no net effect on our Net interest income and fair value adjustments.
(2)    Represents assets and equal and offsetting liabilities of certain VIEs that we are required to consolidate in accordance with GAAP, but which are not legally ours. The liabilities are only payable from the cash flows generated by the associated assets. The creditors of the VIEs have no recourse to the general credit of the Company. Interest expense on these liabilities owned by third parties of $70.8 million and net fair value adjustments of $13.5 million in 2019 were equally matched and offset by interest income on the loans of $84.3 million, resulting in no net effect on our Net interest income and fair value adjustments. Interest expense on these liabilities owned by third parties of $154.9 million and net fair value adjustments of $15.9 million in 2018 were equally matched and offset by interest income on the loans of $170.8 million, resulting in no net effect on our Net interest income and fair value adjustments. Economic interests held by LendingClub, including retained interests, residuals and equity of the VIEs, are reflected in “Loans held for sale by the Company at fair value,” “Loans held for investment by the Company at fair value” and “Restricted cash,” respectively, within the “All Other LendingClub” column.
(3)    Represents all other assets and liabilities of LendingClub, other than those related to our Retail Program and certain consolidated VIEs, but includes any economic interests held by LendingClub, including retained interests, residuals and equity of those consolidated VIEs.

(4)
In the fourth quarter of 2019, the Company sponsored a new Structured Program transaction that was consolidated, resulting in an increase to “Loans held for investment by the Company at fair value” and the related “Payable to securitization note and certificate holders.” See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Debt” for additional information.

(5)
In the fourth quarter of 2019, the Company presented operating lease assets and operating lease liabilities separately from “Other assets” and “Accrued expenses and other liabilities,” respectively, on its Consolidated Balance Sheets. This change in presentation had no impact on prior period amounts presented.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Cash and Other Financial Assets

The following table provides additional detail related to components of our Net Cash and Other Financial assets. We believe Net Cash and Other Financial Assets is a useful measure because it illustrates the overall financial stability and operating leverage of the Company. This measure is calculated as cash and certain other assets and liabilities, including loans and securities available for sale, which are partially secured and offset by related credit facilities, and working capital.

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents (1)	$243,779	$199,950	$334,713	$402,311	$372,974
Restricted cash committed for loan purchases (2)	68,001	84,536	31,945	24,632	31,118
Securities available for sale	270,927	246,559	220,449	197,509	170,469
Loans held for investment by the Company at fair value (3)	43,693	4,211	5,027	8,757	2,583
Loans held for sale by the Company at fair value	722,355	710,170	435,083	552,166	840,021
Payable to securitization note and certificate holders (3)	(40,610)	—	—	(233,269)	(256,354)
Credit facilities and securities sold under repurchase agreements	(587,453)	(509,107)	(324,426)	(263,863)	(458,802)
Other assets and liabilities (2)	(6,226)	(31,795)	(12,089)	(8,541)	(31,241)
Net cash and other financial assets (4)	$714,466	$704,524	$690,702	$679,702	$670,768
(1)    Variations in cash and cash equivalents are primarily due to variations in the amount and timing of loan purchases invested in by the Company.
(2)    In the fourth quarter of 2019, we added a new line item called “Other assets and liabilities” which is a total of “Accrued interest receivable,” “Other assets,” “Accounts payable,” “Accrued interest payable” and “Accrued expenses and other liabilities,” included on our Consolidated Balance Sheets. This line item represents certain assets and liabilities that impact working capital and are affected by timing differences between revenue and expense recognition and related cash activity. In the third quarter of 2019, we added a new line item called “Restricted cash committed for loan purchases,” which represents cash and cash equivalents that are transferred to restricted cash for loans that are pending purchase by the Company. We believe this is a more complete representation of the Company’s net cash and other financial assets position as of each period presented in the table above. Prior period amounts have been reclassified to conform to the current period presentation.

(3)
In the fourth quarter of 2019, the Company sponsored a new Structured Program transaction that was consolidated, resulting in an increase to “Loans held for investment by the Company at fair value” and the related “Payable to securitization note and certificate holders.” See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Debt” for additional information.

(4)    Comparable GAAP measure cannot be provided as not practicable.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table shows the percentage of loan origination volume issued in the period and purchased or pending purchase by each investment channel as of the end of each period presented:

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Investor Type:
Banks	32%	38%	45%	49%	41%
Other institutional investors	25%	20%	21%	18%	19%
LendingClub inventory (1)	23%	23%	13%	10%	18%
Managed accounts	17%	15%	16%	17%	16%
Self-directed retail investors	3%	4%	5%	6%	6%
Total	100%	100%	100%	100%	100%

(1)
LendingClub inventory reflects loans purchased or pending purchase by the Company during the period, excluding loans held by the Company through consolidated trusts, if applicable, and not yet sold as of the period end.

The Company strategically tightened credit underwriting throughout 2019. An increase in annual volume in our business and a shift in mix to higher quality grade A and B borrowers resulted in changes to proportional purchases by investor type. The proportional reduction in the Bank investors’ share of our marketplace has been primarily offset by a proportional increase in LendingClub inventory targeted for the Company’s Structured Program and a proportional increase in purchases by institutional investors. During the fourth quarter of 2019, the Company sponsored its first securitization of exclusively grade A and B loans to attract a wider range of loan investors.

The following table provides the percentage of loans invested in by the ten largest external investors and by the largest single investor during each of the previous five quarters (by dollars invested):

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Percentage of loans invested in by ten largest investors	51%	55%	62%	65%	58%
Percentage of loans invested in by largest single investor	19%	29%	33%	36%	29%

The composition of the top ten investors may vary from period to period. During 2019, the Company made multiple efforts to reduce its concentration of investors by introducing several new products in its Structured Program, including Levered Certificates, LCX and a securitization of exclusively grade A and B loans. The percentage of loans invested in by our ten largest investors decreased 4% from the third quarter of 2019 primarily due to a decrease in loans purchased by banks, as well as reducing our concentration to our largest investor. Our largest investor continues to invest in loans, but not at the same proportional level due primarily to the Company’s increased annual loan volume.

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

The charts provided below display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through December 31, 2019, by booking year, for all standard program loans and 36-month or 60-month terms for each of the years shown. The charts display lifetime cumulative net charge-off rates using months on book for each annual vintage presented. Each annual vintage’s lifetime cumulative net charge-offs vary based on the maturity of each loan’s month on book. In the fourth quarter and year ended December 31, 2019, standard program loans accounted for 68% and 69%, respectively, of all loan origination volume.

Net Cumulative Lifetime Charge-off Rates
All 36 Month Standard Program Personal Loans
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
1
3
5
7
9
11
13
15
17
19
21
23
25
27
29
31
33
35
Months on Book
Y2016
Y2017
Y2018
Y2019
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
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan Portfolio Information and Credit Metrics

Fair Value and Delinquencies

For loans held for investment that are backed by notes, certificates and secured borrowings on our Consolidated Balance Sheets, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	December 31, 2019			December 31, 2018
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)	Outstanding Principal Balance	Fair Value (2)	Delinquent Loans (2)
Personal loans – standard program	$1,144.8	93.9%	3.1%	$1,994.1	93.5%	3.5%
Personal loans – custom program	4.1	94.8	5.7	19.2	92.8	7.1
Other loans (1)	—	—	—	0.1	96.0	10.6
Total	$1,148.9	93.9%	3.1%	$2,013.4	93.5%	3.5%

(1)	Components of other loans are less than 10% of the outstanding principal balance presented individually.

(2)	Expressed as a percent of outstanding principal balance.

Increases in the fair value of loans as a percent of outstanding principal balance from December 31, 2018 to December 31, 2019 were primarily due to a shift in the mix of personal loans toward lower risk grades.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

For loans invested in directly by the Company for which there were no associated notes, certificates or secured borrowings, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	December 31, 2019			December 31, 2018
(in millions, except percentages)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)
Personal loans – standard program	$597.9	96.5%	0.8%	$706.1	96.5%	0.7%
Personal loans – custom program	92.8	98.1	0.4	89.4	98.5	0.7
Other loans (1)	103.7	94.7	3.9	77.7	93.9	0.2
Total	$794.4	96.4%	1.2%	$873.2	96.5%	0.7%

(1)	Components of other loans are less than 10% of the outstanding principal balance if presented individually.

(2)	Includes both loans held for investment and loans held for sale.

(3)	Expressed as a percent of outstanding principal balance.

The fair value of total loans invested in by the Company as a percent of outstanding principal balance from December 31, 2018 to December 31, 2019 remained relatively unchanged due to an increase in fair value as a result of a shift in portfolio mix to higher volume in lower risk grades, offset by higher discounts.

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

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last five quarters were as follows:

Total Platform (1)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Personal loans – standard program:
Annualized net charge-off rate	7.0%	6.4%	6.4%	7.0%	7.0%
Weighted-average age in months	12.5	12.3	12.3	12.4	12.3

Personal loans – custom program:
Annualized net charge-off rate	11.5%	10.9%	10.8%	12.8%	12.4%
Weighted-average age in months	9.4	9.3	9.9	9.7	9.5

(1)
Total platform comprises all loans facilitated through our lending marketplace, including whole loans sold and loans financed by notes, certificates and secured borrowings, but excluding education and patient finance loans, auto refinance loans and small business loans.

The decrease in the annualized net charge-off rate in the fourth quarter of 2019 compared to the fourth quarter of 2018 for the total platform custom personal loan program primarily reflects the effect of a greater increase in

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

outstanding loan balances (and a higher mix of lower risk loans) proportionate to the increase in actual net charge-offs.

The increase in the annualized net charge-off rates in the fourth quarter of 2019 compared to the third quarter of 2019 for both the standard and custom personal loan programs reflects the effect of higher outstanding loan balances and a seasonal increase in actual net charge-offs.

The annualized net charge-off rates for personal loans for both standard and custom programs for loans retained on our Consolidated Balance Sheets for the last five quarters were as follows:

Loans Retained on Balance Sheet (1)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Personal loans – standard program:
Annualized net charge-off rate	7.1%	6.8%	7.1%	8.2%	9.0%
Weighted-average age in months	12.4	12.7	15.9	15.5	14.3

Personal loans – custom program:
Annualized net charge-off rate	1.6%	2.5%	1.6%	4.9%	5.9%
Weighted-average age in months	3.9	6.9	6.4	13.4	6.9

(1)
Loans retained on balance sheet include loans invested in by the Company as well as loans held for investment that are funded directly by member payment dependent notes related to our Retail Program and certificates.

The decrease in annualized net charge-off rates for the standard personal loan program in the fourth quarter of 2019 compared to the fourth quarter of 2018 for the loans retained on our Consolidated Balance Sheets reflects the effect of lower outstanding loan balances and a decrease in actual net charge-offs.

The increase in the annualized net charge-off rate in the fourth quarter of 2019 compared to the third quarter of 2019 for the standard personal loan program is primarily due the effect of a decrease in outstanding loan balances.

The annualized net charge-off rates and weighted-average age in months for custom program loans retained on our Consolidated Balance Sheets reflect the change in outstanding principal balance period-over-period based on purchase and sale activity of recently issued near-prime loans.

The annualized net charge-off rates for standard program loans are higher for loans retained on our Consolidated Balance Sheets compared to loans reflected at the total platform level for each quarter because of, among other reasons, a difference in grade distribution for the two portfolios. The proportion of grade A and B loans is 55% of the retained loan portfolio compared to 57% for the total platform level as of December 31, 2019. This difference in loan grade distribution results in higher net charge-off rates for the loans on the Consolidated Balance Sheets compared to the total platform, as grade A and B loans have lower expected and actual credit losses.

Regulatory Environment

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations, government (including state agencies) and regulatory exams, investigations, inquiries or requests, and other proceedings. The number and significance of these claims, lawsuits, exams, investigations, inquiries, requests and proceedings have increased in part because our business has expanded in scope and geographic reach, and our products and services have increased in complexity. For example, we have experienced, are currently and will likely continue to be subject to and experience exams from state regulators, and our legal, compliance and other costs related to such proceedings may elevate from current levels. See “Part I – Item 1. Business – Regulatory and Compliance Framework,” “Part I – Item 1A. Risk Factors – Risks Related to Our Business and Regulation,”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

including the risk factors titled “We are regularly subject to litigation, and government and regulatory investigations, inquiries and requests,” “If the loans facilitated through our lending marketplace were found to violate a state’s usury laws, and/or we were found to be the true lender (as opposed to our issuing bank(s)), we may have to alter our business model and our business could be harmed” and “The regulatory framework for our business is evolving and uncertain as federal and state governments consider new laws to regulate online lending marketplaces such as ours. New laws and regulations, including uncertainty as to how the actions of any federal or state regulator could impact our business or that of our issuing bank(s).” for more information, additional discussion and disclosure, including the potential adverse outcomes and consequences from such proceedings.

Bank Partnership Model

There has been (and may continue to be) an increase in inquiries, regulatory proceedings, including exams by state regulators, and litigation challenging or raising issues relating to, among other things, the application of state usury rates and lending arrangements where a bank or other third party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination or servicing of a loan.

For example, in January 2017, the Colorado Administrator (Administrator) of the Uniform Consumer Credit Code filed suit against Avant, Inc., a company that operates an online consumer loan platform. The Administrator asserts that loans to Colorado residents facilitated through Avant’s platform were required to comply with Colorado laws regarding interest rates and fees, and that those laws were not preempted by federal laws that apply to loans originated by WebBank, the federally regulated issuing bank who originates loans through Avant’s platform, as well as through our platform. Although Avant removed its case to federal court in March 2017, the United States District Court for the District of Colorado issued an order in March 2018 remanding the case to the District Court for the City and County of Denver. In March 2018, the United States District Court for the District of Colorado also issued an order dismissing a parallel case brought by WebBank that sought a declaratory judgment regarding the applicability of preemption to Colorado usury laws and permanent injunctions against the Administrator that would prevent the Administrator from enforcing Colorado usury laws against WebBank and certain parties associated with loans originated by it. Avant thereafter filed a Motion to Dismiss in District Court for the State of Colorado and WebBank moved to intervene in the case. In August 2018, the Court granted WebBank’s motion but denied Avant’s motion. In November 2018, the Administrator added as defendants certain securitization trusts that had acquired Avant loans. The Administrator is seeking a penalty of ten times the amount of the “excess” finance charges. Trials in this case and in a similar case pending in Colorado against Marlette Funding and Cross River Bank are currently scheduled for Spring 2020.

See “Part I – Item 1. Business – Regulatory and Compliance Framework – Current Regulatory Environment” for more information, additional discussion and disclosure regarding relevant third-party litigation and related matters.

Although we believe that our program is factually distinguishable from the Madden case, an extension of the application of the Second Circuit's decision, either within or outside the states in the Second Circuit, could challenge the federal preemption of state laws setting interest rate limitations for loans made by issuing bank partners in those states.

State Inquiries and Licensing

There has been (and may continue to be) an increase in inquiries and regulatory proceedings, including exams by state regulators, with respect to licensing requirements. In most states we believe, because of our issuing bank model, we are exempt from or satisfy relevant licensing requirements with respect to the origination of loans we facilitate. However, as needed, we have endeavored to apply and obtain the appropriate licenses.

The Company has had discussions with the Colorado Department of Law (CDL) concerning the licenses required for the Company’s servicing operations and the structure of its offerings in the State of Colorado. While we believe

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

that our program with WebBank has been structured in accordance with governing federal law, the Administrator has identified alleged “exceptions” to our compliance with provisions of the Colorado Uniform Consumer Credit Code, including with respect to permitted rates and charges. We believe that our model differs in important respects from Avant’s business model as alleged in the litigation involving Avant in Colorado. We have also had discussions with the CDL about entering into a terminable agreement with the CDL to, among other things: (i) toll the statutes of limitations on any action the CDL might bring against the Company based on the rates and charges on loans the Company facilitates and (ii) refrain from facilitating certain loans to borrowers located in Colorado available for investment by certain investors. No assurances can be given as to the timing, outcome or consequences of this matter.

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

The Company has undertaken a review of its portfolio of licenses and has had discussions with regulators in Texas, Arizona, New York, Florida and North Dakota concerning the licenses required for the Company’s issuance of retail notes to investors in these states and has applied for licenses in these states to facilitate these operations. The Company has also had discussions with certain of these regulators to resolve concerns regarding the Company’s historical licensing/registration status in connection with retail notes issued. Although the Company is not able to predict with certainty the timing, outcome, or consequence of these discussions, the Company expects to receive permission to re-enter certain states in the near future. Discussions with these states could result in fines or other penalties, which are not expected to have a material adverse impact on the Company’s operations or results of operations.

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

See “Part I – Item 1. Business – Regulatory and Compliance Framework” and “Part I – Item 1A. Risk Factors – Risks Related to Our Business and Regulation” for further discussion regarding our regulatory environment.

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

We use our own capital and available credit facilities to purchase loans for future Structured Program transactions, whole loan sales and if we experience a reduction in available investor capital to fund loans on our marketplace. During the year ended December 31, 2019, the Company facilitated $12.3 billion of loans on our marketplace. We used our own capital to purchase $5.3 billion in loans and $7.0 billion in loans were issued that were contemporaneously funded by loan sales and by the issuance of notes and certificates. The Company sold $5.1 billion in loans (of which $4.0 billion was sold through Structured Program transactions and $1.1 billion was sold to whole loan investors). As of December 31, 2019, the fair value of loans invested in by the Company was $766.0 million, of which $551.5 million were pledged as collateral under our credit facilities. Given the member payment dependent structure of the notes, certificates and secured borrowings, principal and interest payments on notes, certificates and secured borrowings are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity.

We may use our cash, cash equivalents and securities available for sale as additional sources of liquidity. Cash, cash equivalents and securities available for sale were $514.7 million (which included $174.8 million of securities pledged as collateral) and $543.4 million (which included $53.6 million of securities pledged as collateral) as of December 31, 2019 and 2018, respectively. Our cash and cash equivalents are primarily held in institutional money market funds, interest-bearing deposit accounts at investment-grade financial institutions, certificates of deposit and commercial paper. Our securities available for sale consist of asset-backed securities related to our Structured Program transactions, corporate debt securities, certificates of deposit, other asset-backed securities, commercial paper, and U.S. agency securities. Changes in the balance of cash and cash equivalents are generally a result of timing related to working capital requirements, purchase or sale of loans and securities available for sale, changes in debt outstanding under our credit facilities, and changes in restricted cash and other investments. Changes in the balance of securities available for sale are generally a result of activity related to our Structured Program transactions. Future cash requirements include certain contingent liabilities, including litigations and ongoing regulatory and government investigations primarily related to outstanding legacy issues. As of December 31, 2019 and 2018, we had $16.0 million and $12.8 million in accrued contingent liabilities, respectively, but actual cash payments may vary if outcomes of legal actions or settlements are different. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies” for further information.

On February 18, 2020, the Company and Radius entered into a Merger, in a cash and stock transaction valued at $185 million (of which $138.75 million is in cash and $46.25 million is in stock), plus certain purchase price and expense adjustments of up to $22 million. The closing of the Merger is subject to regulatory approval and other customary closing conditions, which the Company anticipates can be completed within 15 months, as well as customary transaction costs. Additionally, in connection with the Share Exchange Agreement, the Company will provide Shanda a one-time cash payment of approximately $50 million. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 22. Subsequent Events” for additional information.

Our credit facilities and securities sold under repurchase agreements are comprised of secured warehouse credit facilities for personal loans and auto refinance loans (Personal Loan Warehouse Credit Facilities and Auto Loan

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Warehouse Credit Facility), a secured revolving credit facility (Revolving Facility), and repurchase agreements. Personal Loan Warehouse Credit Facilities are used to finance our personal loans on a revolving basis and have a combined borrowing capacity of $750.0 million (which will be reduced to $700.0 million on January 15, 2020), with $373.0 million of debt outstanding secured by $533.6 million of loans at fair value as of December 31, 2019. These Personal Loan Warehouse Credit Facilities have “Commitment Termination Dates” ranging from March 2020 to October 2020, at which point the Company’s ability to borrow additional funds ends. We are working to amend and extend the Commitment Termination Dates of these Personal Loan Warehouse Credit Facilities, or to replace them with substantially similar credit facilities. We are also evaluating additional warehouse facilities to finance our personal loans with existing and new financial institutions. Under the respective agreements, if not amended, extended, or replaced, any outstanding debt on the Commitment Termination Dates would be repaid as an amortizing term loan until the facility’s final maturity dates, ranging from January 2021 to March 2022.

The Auto Loan Warehouse Credit Facility is a term loan used to finance auto refinance loans. The amount borrowed under this Auto Loan Warehouse Credit Facility amortizes over time through regular principal and interest payments collected from the auto refinance loans that serve as collateral. As of December 31, 2019, the Auto Loan Warehouse Credit Facility has an outstanding debt balance of $14.3 million, which matures in June 2021 and is secured by $17.9 million of auto refinance loans at fair value.

The Revolving Facility has a credit limit of $120.0 million, with $60.0 million of debt outstanding as of December 31, 2019, and expires in December 2020.

We have repurchase agreements (with scheduled repurchase dates between February 2020 and December 2026) with counterparties under which we may sell securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. As of December 31, 2019, we have an obligation of $140.2 million to repurchase securities with a fair value of $174.8 million.

See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Debt” for further information.

The Personal Loan and Auto Loan Warehouse Credit Facilities, Revolving Facility and repurchase agreements have interest rates predominately based on LIBOR. The agreements generally include alternative rates to LIBOR. We plan to renew and/or amend the facilities and agreements before the end of 2021, when it has been announced by the United Kingdom’s Financial Conduct Authority that LIBOR is intended to be phased out. In all cases, we expect the alternate rates to be based on prevailing market convention for financing arrangements of an equivalent nature.

We believe, based on our projections, that our cash on hand, securities available for sale, available funds from our Warehouse Facilities and repurchase agreements (subject to amendments and extensions), and cash flow from operations are sufficient to meet our liquidity needs for the next twelve months.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table sets forth certain cash flow information for the periods presented:

Year Ended December 31,	2019	2018	2017
Cash used for loan operating activities	$(440,192)	$(701,623)	$(634,110)
Cash provided by all other operating activities	169,548	61,882	60,722
Net cash used for operating activities (1)	$(270,644)	$(639,741)	$(573,388)

Cash provided by loan investing activities (2)	$611,828	$865,707	$819,878
Cash provided by all other investing activities	41,940	13,029	178,695
Net cash provided by investing activities	$653,768	$878,736	$998,573

Cash used for note, certificate and secured borrowings financing (2)	$(626,241)	$(863,596)	$(826,398)
Cash provided by issuance of securitization notes and certificates, credit facilities and securities sold under repurchase agreements	112,948	640,332	345,586
Cash (used for) provided by all other financing activities	(26,767)	(15,962)	6,504
Net cash used for financing activities	(540,060)	(239,226)	(474,308)
Net decrease in cash, cash equivalents and restricted cash	$(156,936)	$(231)	$(49,123)

(1)	Cash used for operating activities primarily includes the purchase and sale of loans held for sale by the Company.

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

Operating Activities. Net cash used for operating activities was $(270.6) million, $(639.7) million and $(573.4) million during the years ended December 31, 2019, 2018 and 2017, respectively. Net cash used for loan operating activities relates to proceeds from sales of loans held for sale offset by the purchase of loans held for sale. The timing of the purchases and sales of loans held for sale can vary between periods and can therefore impact the amount of cash provided by or used for operating activities. In periods where we accumulate loans held for sale that are sold in a subsequent period, cash flow from operating activities will be negatively affected. In 2018, cash provided by all other operating activities was primarily impacted by cash paid for class action and regulatory litigation costs.

Investing Activities. Net cash provided by investing activities was $653.8 million, $878.7 million and $998.6 million during the years ended December 31, 2019, 2018 and 2017, respectively. Net cash provided by loan investing activities was primarily driven by purchases of loans held for investment (under our retail program and issuance of notes) and principal receipts on those loans. Net cash provided by all other investing activities was primarily driven by purchases of securities available for sale and purchases of property, equipment and software, offset by proceeds from securities available for sale.

Financing Activities. Net cash used for financing activities was $(540.1) million, $(239.2) million and $(474.3) million during the years ended December 31, 2019, 2018 and 2017, respectively. Net cash used for financing activities was primarily driven by principal payments on and retirements of notes and certificates and principal payments on our credit facilities, offset by proceeds from our credit facilities, the issuance of notes and certificates, and proceeds from securities sold under repurchase agreements.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Capital Resources

Net capital expenditures were $50.7 million, or 7% of total net revenue, $53.0 million, or 8% of total net revenue, and $44.6 million, or 8% of total net revenue, for the years ended December 31, 2019, 2018 and 2017, respectively. Capital expenditures generally consist of internally developed software, leasehold improvements and computer equipment. Capital expenditures in 2020 are expected to be approximately $45.0 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform. In the future, we expect our capital expenditures related to enhancing our platform to increase as we support the growth in our business.

Off-Balance Sheet Arrangements

At both December 31, 2019 and 2018, a total of $5.5 million in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026.

In the ordinary course of business, we engage in other activities that are not reflected on our Consolidated Balance Sheets, generally referred to as off-balance sheet arrangements. These activities involve our Structured Program transactions with unconsolidated variable interest entities including Company-sponsored securitizations and Certificate Program transactions. These transactions are used frequently by the Company to provide a source of liquidity to finance our business and to diversify our investor base. The Company retains at least 5% of securities and residual interests from these transactions and enters into a servicing arrangement with the unconsolidated variable interest entity. We are exposed to market risk in the securitization market. We provide additional information regarding transactions with unconsolidated variable interest entities in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Securitizations and Variable Interest Entities.”

Contingencies

Legal

For a comprehensive discussion of legal proceedings as of December 31, 2019, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies.”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Contractual Obligations

Our principal commitments consist of obligations under our loan funding operation with WebBank and in connection with direct marketing efforts, long-term debt obligations related to our credit facilities and securities sold under repurchase agreements, operating leases for office space and contractual commitments for other support services. The following table summarizes our contractual obligations as of December 31, 2019 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Direct mail purchase commitment (1)	$3,807	$—	$—	$—	$3,807
Long-term debt obligations (2)	147,575	387,251	107	52,520	587,453
Operating lease obligations (3)	18,219	33,659	23,665	74,497	150,040
WebBank loan purchase obligation	91,338	—	—	—	91,338
Purchase obligations	8,265	8,473	208	—	16,946
Total contractual obligations (4)	$269,204	$429,383	$23,980	$127,017	$849,584

(1)
Represents loans as of December 31, 2019, the Company could have been required to purchase resulting from direct mail marketing efforts if such loans were not otherwise invested in by investors on the platform. As of the date of this report, no loans remained without investor commitments and the Company was not required to purchase any of these loans.

(2)
Amounts based on contractual maturity dates. The amounts presented in the “3 to 5 Years” and “More than 5 Years” columns above represent the Company’s long-term debt obligations under repurchase agreements, which are paid down based on cash flows received from the underlying securities sold. The Company expects these long-term debt obligations to be satisfied within three years.

(3)
As of December 31, 2019, the Company entered into an additional operating lease which has not yet commenced and is therefore not part of the table above nor included in the lease right-of-use asset and liability. This lease will commence when the Company obtains possession of the underlying asset, which is expected to be on April 1, 2020. The lease term is nine years and has an undiscounted future rent payment of approximately $8.7 million.

(4)
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

For a discussion of the Company’s long-term debt obligations as of December 31, 2019, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Debt.” For a discussion of the Company’s operating lease obligations, loan purchase obligation, loan repurchase obligations, and purchase commitments as of December 31, 2019, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18. Leases” and “Note 19. Commitments and Contingencies.”

Critical Accounting Estimates

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

Expected loss rates – Expected loss rates are estimates of the principal payments that will not be repaid over the life of a loan held for investment, loan invested in by the Company, note or certificate. Expected loss rates are adjusted to reflect the expected principal recoveries on charged-off loans. Expected loss rates are primarily based on the historical performance of the loans facilitated on our platform but also incorporate discretionary adjustments based on our expectations of future credit performance.

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

We estimate fair value based on the price of transactions for similar instruments if available. If market observable prices are not available, we use a discounted cash flow model to estimate fair value based on the present value of estimated future cash flows. This model uses inputs that are both observable and not observable and reflect our best estimates of the assumptions a market participant would use to calculate fair value. The following describes the primary inputs that require significant judgment:

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Fair Value of Servicing Assets

We record servicing assets at their estimated fair values when we sell loans or we assume or acquire a servicing obligation whereby the underlying loans are not included in our financial statements. The gain or loss on a loan sale is recorded separately in “Gain on sales of loans” in our Consolidated Statements of Operations while the component of the gain or loss that is based on the degree to which the contractual servicing fee is above or below an estimated market servicing rate is recorded as a servicing asset. Servicing assets are reported in “Other assets” on our Consolidated Balance Sheets. Changes in the fair value of servicing assets are reported in “Investor fees” on our Consolidated Statements of Operations in the period in which the changes occur.

We use a discounted cash flow model to estimate the fair values of loan servicing assets. The cash flows in the valuation model represent the difference between the servicing fees charged and an estimated market servicing rate. Since servicing fees are generally based on the monthly unpaid principal balance of the underlying loans, the expected cash flows in the model incorporate estimated net expected losses and expected prepayments. The significant assumptions used in valuing our servicing assets are:

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

We also incorporate estimates of net losses and prepayments in our estimation of fair value of servicing assets. These inputs are consistent with the assumptions used in the valuation of loans held for investment and related notes and certificates, as well as loans invested in by the Company.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities in “Accrued expenses and other liabilities” in the Company’s Consolidated Balance Sheets. Associated legal expense is recorded in “Other general and administrative” expense or in “Class action and regulatory litigation expense” for the losses associated with the securities class action lawsuits, as described in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies,” in the Company’s Consolidated Statements of Operations. Such liabilities and associated expenses are recorded when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company will also disclose a range of exposure to incremental loss when such amounts are reasonably possible and can be estimated. In estimating the Company’s exposure to loss contingencies, if an amount within the estimated range of loss is the best estimate, that amount will be accrued. However, if there is no amount within the estimated range of loss that is the best estimate, the Company will accrue the minimum amount within the range, and disclose the amount up to the high end of the range as an exposure to incremental loss, if such amount is considered reasonably possible. Such estimates are based on the best information available at the time. As additional information becomes available, we reassess the potential liability and record an adjustment to our estimate in the period in which the adjustment is probable and an amount or range can be reasonably estimated. The determination of an expected contingent liability and associated litigation expense requires the Company to make assumptions related to the outcome of these matters. Due to the inherent uncertainties of loss contingencies, our estimates may be different than the actual outcomes.

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

Loans Invested in by the Company. As of December 31, 2019 and 2018, we were exposed to market rate risk on $766.0 million and $842.6 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any realized or unrealized losses from market rate changes on loans invested in by the Company are recorded in earnings.

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

The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in discount rates as of December 31, 2019 and 2018:

	Loans Invested in by the Company
December 31,	2019	2018
Fair value	$766,048	$842,604
Discount rates
100 basis point increase	$(9,806)	$(10,487)
100 basis point decrease	$10,014	$10,749

Servicing Assets. As of December 31, 2019 and 2018, we were exposed to market servicing rate risk on $89.7 million and $64.0 million of servicing assets, respectively. Our selection of the most representative market servicing rates is inherently judgmental. The following table presents the impact to the fair value of servicing assets due to a hypothetical change in the market servicing rate assumption as of December 31, 2019 and 2018:

	Servicing Assets
December 31,	2019	2018
Fair value	$89,680	$64,006
Weighted-average market servicing rate assumption	0.66%	0.66%
Change in fair value from:
Servicing rate increase by 10 basis points	$(13,978)	$(10,878)
Servicing rate decrease by 10 basis points	$13,979	$10,886

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

Loans Invested in by the Company. As of December 31, 2019 and 2018, we were exposed to interest rate risk on $766.0 million and $842.6 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. Any realized or unrealized losses from interest rate changes are recorded in earnings. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in interest rates as of December 31, 2019 and 2018:

	Loans Invested in by the Company
December 31,	2019	2018
Fair value	$766,048	$842,604
Interest rates
100 basis point increase	$(9,806)	$(9,945)
100 basis point decrease	$10,014	$10,163

Securities Available for Sale. As of December 31, 2019 and 2018, we were exposed to interest rate risk on $270.9 million and $170.5 million of securities available for sale, respectively, including $220.1 million and $116.8 million of asset-backed securities related to Structured Program transactions and $50.8 million and $53.7 million of corporate debt, certificates of deposit, other asset-backed securities, commercial paper and other securities, respectively. To manage this risk, we limit and monitor maturities, credit ratings, performance of loans underlying Structured Program transactions and concentrations within the investment portfolio. Any unrealized gains or losses resulting from such interest rate changes would only be recorded in earnings if we sold the securities prior to maturity or if the securities were considered other-than-temporarily impaired.

The following table presents the impact to the fair value of securities available for sale due to a hypothetical change in interest rates as of December 31, 2019 and 2018:

	Securities Available for Sale
December 31,	2019	2018
Fair value	$270,927	$170,469
Interest rates
100 basis point increase	$(2,313)	$(1,259)
100 basis point decrease	$2,301	$1,259

Credit Facilities and Securities Sold Under Repurchase Agreements. As of December 31, 2019 and 2018, we were exposed to interest rate risk on $387.3 million and $306.8 million of funding under the Personal Loan and Auto Loan Warehouse Credit Facilities, $60.0 million and $95.0 million of funding under the Revolving Facility, and $140.2 million and $57.0 million of funding under our repurchase agreements, respectively. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding are generally tied to LIBOR.

LENDINGCLUB CORPORATION

The following table presents the impact to the annualized interest expense related to our credit facilities and securities sold under repurchase agreements due to a hypothetical change in the one-month LIBOR rate as of December 31, 2019 and 2018:

	Credit Facilities and Securities Sold Under Repurchase Agreements
December 31,	2019	2018
Carrying value	$587,453	$458,802
One-month LIBOR
100 basis point increase	$5,875	$4,588
100 basis point decrease	$(5,875)	$(4,588)

Cash and Cash Equivalents. As of December 31, 2019 and 2018, we had cash and cash equivalents of $243.8 million and $373.0 million, respectively. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper, which are short-term. Due to their short-term nature, we do not believe we have material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates.

Credit Performance Sensitivity

Credit performance sensitivity refers to the risk of loss arising from default when borrowers are unable or unwilling to meet their financial obligations. We invest in loans and asset-backed securities (including residual interests) related to Structured Program transactions. The performance of these loans and asset-backed securities is dependent on the credit performance of loans facilitated by us. To manage this risk, we monitor borrower payment performance and how it may impact the valuation of our investments. The valuation of these investments is based on a discounted cash flow analysis and includes Level 3 assumptions. Any unrealized losses on asset-backed securities (including residual interests) are evaluated for other-than-temporary impairment and any impairment is recorded in earnings. All other unrealized gains and losses are recorded in the Company’s Consolidated Statements of Comprehensive Income (Loss).

Loans Invested in by the Company. As of December 31, 2019 and 2018, we were exposed to credit performance risk on $766.0 million and $842.6 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in credit loss rates as of December 31, 2019 and 2018:

	Loans Invested in by the Company
December 31,	2019	2018
Fair value	$766,048	$842,604
Credit loss rates
10 percent increase	$(9,558)	$(11,304)
10 percent decrease	$9,469	$11,526

LENDINGCLUB CORPORATION

Asset-backed Securities Related to Structured Program Transactions. As of December 31, 2019 and 2018, we were exposed to credit performance risk on $220.1 million and $116.8 million of asset-backed securities related to Structured Program transactions, respectively, including securities pledged as collateral. The following table presents the impact to the fair value of asset-backed securities related to Structured Program transactions due to a hypothetical change in credit loss rates as of December 31, 2019 and 2018:

	Asset-backed Securities Related to Structured Program Transactions
December 31,	2019	2018
Fair value	$220,135	$116,768
Credit loss rates
10 percent increase	$(4,326)	$(2,643)
10 percent decrease	$4,285	$2,643

LENDINGCLUB CORPORATION

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of LendingClub Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Level 3 Financial Assets and Unobservable Inputs Therein

–	Securities Available for Sale – See Note 5. Securities Available for Sale

–	Loans Held for Investment by the Company at Fair Value – See Note 6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings

–	Loans Held for Sale by the Company at Fair Value – See Note 6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings

–	Fair Value of Assets and Liabilities – See Note 8. Fair Value of Assets and Liabilities

Critical Audit Matter Description

The Company holds assets including loans held for sale by the Company, loans held for investment by the Company, asset-backed securities and asset-backed subordinated securities held in the Company’s securities available for sale portfolio whose fair values are estimated by discounted cash flow models. These Level 3 assets have inputs that are unobservable in the market but reflective of the Company’s assumptions about what market participants would use to price the asset. Their values are estimated using complex models that include assumptions and estimates, some of which are unobservable inputs that require significant judgment.

Auditing the models and unobservable inputs used by management to estimate the fair value of these Level 3 assets involves subjective and complex judgments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the models and unobservable inputs used by management to estimate the fair value of these Level 3 assets included the following key procedures:

•	We tested the effectiveness of controls, including those related to model validation, price calibration, discount rate, loss curves, and prepayment curves.

•	We evaluated management’s ability to accurately estimate fair value by comparing management’s historical price calibration and projected prepayment and loss curves to actual results.

•	We compared management’s assumptions to external sources, including the Company’s comparable market transaction data, where available.

•	With the assistance of our fair value specialists, we developed independent estimates of fair values and compared our estimates to the Company’s estimates.

Valuation and Disclosure of Litigation and Regulatory Matters

–	Commitments and Contingencies – See Note 19. Commitments and Contingencies

Critical Audit Matter Description

The accrued contingent liability and associated litigation expense related to certain ongoing litigation and regulatory matters are estimated, recorded and disclosed based on the Company’s expectations regarding the probability and magnitude of any expected losses. These estimates are refined as information becomes available over the course of the associated matters. The determination of an expected contingent liability and associated litigation expense requires management to make assumptions related to the outcome of these matters. Due to the inherent uncertainty involved in the assessment of the outcome, the actual loss may be different than the Company’s estimates of expected loss. The Company’s accrued contingent liability as of December 31, 2019 was $16.0 million, with contingent liability expense for the year ended December 31, 2019 of $3.3 million.

Auditing the probability of an unfavorable outcome and the estimate of the associated exposure involves subjective and complex judgment and careful evaluation of the facts in coordination with the Company’s legal counsel as information becomes available.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to assessing the probability of outcome related to these matters and estimates of reasonably possible loss or range of loss included the following key procedures:

•
We tested the effectiveness of controls over the valuation of contingent liabilities related to outstanding and anticipated litigation and regulatory matters, including the evaluation of whether such exposures are probable or reasonably possible.

•	We tested the effectiveness of controls over the presentation and disclosure of litigation and regulatory matters.

•	We inspected board and committee meeting materials and minutes and attended meetings with General Counsel, Executives and the Audit Committee for updates on litigation and regulatory matters.

•	We sent independent third-party confirmations to external counsel and ascertained completeness of the litigation matters brought to our attention by internal counsel.

•
We evaluated the reasonableness of management’s estimates of loss contingencies by holding meetings with management and the Company’s internal counsel, reviewing the Company’s responses to regulators where applicable, and reviewing correspondence between the Company’s attorneys and the plaintiffs’ attorneys where applicable.

•	We evaluated management’s ability to estimate loss contingencies by comparing actual settlements for matters existing at the end of prior periods with their historical forecasts.

•	We obtained a legal letter from the Company’s internal counsel detailing the status of all material current litigation and regulatory matters commensurate with the date of our reports.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 19, 2020

We have served as the Company’s auditor since 2013.

LENDINGCLUB CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

December 31,	2019	2018
Assets
Cash and cash equivalents	$243,779	$372,974
Restricted cash (1)	243,343	271,084
Securities available for sale (includes $174,849 and $53,611 pledged as collateral at fair value, respectively)	270,927	170,469
Loans held for investment at fair value (1)	1,079,315	1,883,251
Loans held for investment by the Company at fair value (1)	43,693	2,583
Loans held for sale by the Company at fair value (1)	722,355	840,021
Accrued interest receivable (1)	12,857	22,255
Property, equipment and software, net	114,370	113,875
Operating lease assets (2)	93,485	—
Intangible assets, net	14,549	18,048
Other assets (1)	143,668	124,967
Total assets	$2,982,341	$3,819,527
Liabilities and Equity
Accounts payable	$10,855	$7,104
Accrued interest payable (1)	9,260	19,241
Operating lease liabilities (2)	112,344	—
Accrued expenses and other liabilities (1)	142,636	152,118
Payable to investors	97,530	149,052
Notes, certificates and secured borrowings at fair value (1)	1,081,466	1,905,875
Payable to securitization note and certificate holders (includes $40,610 and $0 at fair value, respectively) (1)	40,610	256,354
Credit facilities and securities sold under repurchase agreements (1)	587,453	458,802
Total liabilities	2,082,154	2,948,546
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 89,218,797 and 86,384,667 shares issued, respectively; 88,757,406 and 85,928,127 shares outstanding, respectively (3)	892	864
Additional paid-in capital (3)	1,467,882	1,405,392
Accumulated deficit	(548,472)	(517,727)
Treasury stock, at cost; 461,391 and 456,540 shares, respectively (3)	(19,550)	(19,485)
Accumulated other comprehensive income (loss)	(565)	157
Total LendingClub stockholders’ equity	900,187	869,201
Noncontrolling interests	—	1,780
Total equity	900,187	870,981
Total liabilities and equity	$2,982,341	$3,819,527

(1)	Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

(2)
The Company adopted ASU 2016-02, Leases, as of January 1, 2019, and has elected not to restate comparative periods presented in the consolidated financial statements. For additional information, see “Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements – Note 18. Leases.”

(3)
Prior period share information and balances have been retroactively adjusted to reflect a reverse stock split. See “Notes to Consolidated Financial Statements – Note 4. Net Loss Per Share” for additional information.

LENDINGCLUB CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

The following table presents the assets and liabilities of consolidated VIEs, which are included in the Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation.

December 31,	2019	2018
Assets of consolidated VIEs, included in total assets above
Restricted cash	$30,046	$43,918
Loans held for investment at fair value	197,842	642,094
Loans held for investment by the Company at fair value	40,251	—
Loans held for sale by the Company at fair value	551,455	739,216
Accrued interest receivable	4,431	10,438
Other assets	1,359	2,498
Total assets of consolidated variable interest entities	$825,384	$1,438,164
Liabilities of consolidated VIEs, included in total liabilities above
Accrued interest payable	$3,185	$7,594
Accrued expenses and other liabilities	244	1,627
Notes, certificates and secured borrowings at fair value	197,842	648,908
Payable to securitization note and certificate holders (includes $40,610 and $0 at fair value, respectively)	40,610	256,354
Credit facilities and securities sold under repurchase agreements	387,251	306,790
Total liabilities of consolidated variable interest entities	$629,132	$1,221,273
See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31,	2019	2018	2017
Net revenue:

Transaction fees	$598,760	$526,942	$448,608

Interest income	345,345	487,462	611,259
Interest expense	(246,587)	(385,605)	(571,424)
Net fair value adjustments	(144,990)	(100,688)	(30,817)
Net interest income and fair value adjustments	(46,232)	1,169	9,018
Investor fees	124,532	114,883	87,108
Gain on sales of loans	67,716	45,979	23,370
Net investor revenue (1)	146,016	162,031	119,496

Other revenue	13,831	5,839	6,436

Total net revenue	758,607	694,812	574,540
Operating expenses:
Sales and marketing	279,423	268,517	229,865
Origination and servicing	103,403	99,376	86,891
Engineering and product development	168,380	155,255	142,264
Other general and administrative	238,292	228,641	191,683
Goodwill impairment	—	35,633	—
Class action and regulatory litigation expense	—	35,500	77,250
Total operating expenses	789,498	822,922	727,953
Loss before income tax expense	(30,891)	(128,110)	(153,413)
Income tax expense (benefit)	(201)	43	632
Consolidated net loss	(30,690)	(128,153)	(154,045)
Less: Income (Loss) attributable to noncontrolling interests	55	155	(210)
LendingClub net loss	$(30,745)	$(128,308)	$(153,835)
Net loss per share attributable to LendingClub: (2)
Basic	$(0.35)	$(1.52)	$(1.88)
Diluted	$(0.35)	$(1.52)	$(1.88)
Weighted-average common shares – Basic (2)	87,278,596	84,583,461	81,799,189
Weighted-average common shares – Diluted (2)	87,278,596	84,583,461	81,799,189

(1)	See “Notes to Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

(2)
All share and per share information has been retroactively adjusted to reflect a reverse stock split. See “Notes to Consolidated Financial Statements – Note 4. Net Loss Per Share” for additional information.

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

Year Ended December 31,	2019	2018	2017
LendingClub net loss	$(30,745)	$(128,308)	$(153,835)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	(526)	252	184
Other comprehensive income (loss), before tax	(526)	252	184
Income tax effect	216	83	(591)
Other comprehensive income (loss), net of tax	(742)	169	775
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(20)	7	13
LendingClub other comprehensive income (loss), net of tax	(722)	162	762
LendingClub comprehensive income (loss)	(31,467)	(128,146)	(153,073)
Comprehensive income (loss) attributable to noncontrolling interests	(20)	7	13
Total comprehensive income (loss)	$(31,487)	$(128,139)	$(153,060)
See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands, Except Share Data)

LendingClub Corporation Stockholders
	Common Stock (1)		Additional Paid-in Capital (1)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2016	79,595,954	$801	$1,229,408	456,540	$(19,485)	$(767)	$(234,187)	$975,770	$—	$975,770
Stock-based compensation and related tax effects	—	—	81,599	—	—	—	(1,397)	80,202	—	80,202
Net issuances under equity incentive plans, net of tax	3,634,908	36	13,949	—	—	—	—	13,985	—	13,985
Employee stock purchase plan (ESPP) purchase shares	263,907	3	5,608	—	—	—	—	5,611	—	5,611
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	762	—	762	13	775
Contribution of interests in consolidated VIE	—	—	—	—	—	—	—	—	7,722	7,722
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(2,263)	(2,263)
Net loss	—	—	—	—	—	—	(153,835)	(153,835)	(210)	(154,045)
Balance at December 31, 2017	83,494,769	$840	$1,330,564	456,540	$(19,485)	$(5)	$(389,419)	$922,495	$5,262	$927,757
Stock-based compensation and related tax effects	—	—	84,150	—	—	—	—	84,150	—	84,150
Net issuances under equity incentive plans, net of tax	2,071,518	21	(14,552)	—	—	—	—	(14,531)	—	(14,531)
ESPP purchase shares	361,840	3	5,230	—	—	—	—	5,233	—	5,233
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	162	—	162	7	169
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(3,644)	(3,644)
Net loss	—	—	—	—	—	—	(128,308)	(128,308)	155	(128,153)
Balance at December 31, 2018	85,928,127	$864	$1,405,392	456,540	$(19,485)	$157	$(517,727)	$869,201	$1,780	$870,981
Stock-based compensation and related tax effects	—	—	79,944	—	—	—	—	79,944	—	79,944
Net issuances under equity incentive plans, net of tax (2)	2,665,309	26	(19,864)	4,851	(65)	—	—	(19,903)	—	(19,903)
ESPP purchase shares	163,970	2	2,410	—	—	—	—	2,412	—	2,412
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	(722)	—	(722)	(20)	(742)
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	(1,815)	(1,815)
Net loss	—	—	—	—	—	—	(30,745)	(30,745)	55	(30,690)
Balance at December 31, 2019	88,757,406	$892	$1,467,882	461,391	$(19,550)	$(565)	$(548,472)	$900,187	$—	$900,187

(1)
All share information and balances have been retroactively adjusted to reflect a reverse stock split. See “Notes to Consolidated Financial Statements – Note 4. Net Loss Per Share” for additional information.

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

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(in Thousands)

Year Ended December 31,	2019	2018	2017
Cash Flows from Operating Activities:
Consolidated net loss	$(30,690)	$(128,153)	$(154,045)
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Net fair value adjustments	144,990	100,688	30,817
Change in fair value of loan servicing assets and liabilities	58,095	30,482	20,826
Stock-based compensation, net	73,639	75,087	70,983
Goodwill impairment charge	—	35,633	—
Depreciation and amortization	59,152	54,764	46,208
Gain on sales of loans	(67,716)	(50,421)	(38,850)
Other, net	7,483	5,471	2,744
Purchase of loans held for sale	(7,643,996)	(7,397,886)	(6,714,946)
Principal payments received on loans held for sale	265,820	210,831	54,107
Proceeds from whole loan sales and Structured Program transactions, net of underwriting fees and costs	6,937,984	6,485,432	6,026,729
Net change in operating assets and liabilities:
Accrued interest receivable, net	(16,298)	(3,785)	6,293
Other assets	6,609	52,708	(71,205)
Accounts payable	4,158	(3,005)	(1,913)
Accrued interest payable	(9,843)	(13,372)	(10,582)
Accrued expenses and other liabilities	326	(93,424)	142,020
Change in payable to investors (1)	(60,357)	(791)	17,426
Net cash used for operating activities	(270,644)	(639,741)	(573,388)
Cash Flows from Investing Activities:
Purchase of loans	(633,632)	(960,881)	(1,738,710)
Principal payments received on loans	1,191,428	1,763,348	2,397,565
Proceeds from recoveries and sales of charged-off loans	54,032	63,240	48,256
Proceeds from sales of whole loans	—	—	112,767
Purchases of securities available for sale	(144,481)	(136,445)	(139,770)
Proceeds from sales, maturities, redemptions and paydowns of securities available for sale	145,880	153,468	356,608
Proceeds from paydowns of asset-backed securities related to Structured Program transactions	90,648	47,235	6,472
Other investing activities	561	1,747	—
Purchases of property, equipment and software, net	(50,668)	(52,976)	(44,615)
Net cash provided by investing activities	653,768	878,736	998,573
Cash Flows from Financing Activities:
Proceeds from issuance of notes and certificates	632,962	953,904	1,720,884
Proceeds from secured borrowings	—	—	280,495
Repayments of secured borrowings	(56,884)	(139,206)	(42,834)
Principal payments on and retirements of notes and certificates	(1,147,297)	(1,615,800)	(2,737,029)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(55,022)	(62,494)	(47,914)
Principal payments on securitization notes	(58,025)	(45,709)	—
Proceeds from issuance of securitization notes and certificates	42,500	258,767	313,486

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(in Thousands)

Year Ended December 31,	2019	2018	2017
Proceeds from credit facilities and securities sold under repurchase agreements	2,943,948	2,125,488	283,100
Principal payments on credit facilities and securities sold under repurchase agreements	(2,815,475)	(1,698,214)	(251,000)
Payment for debt issuance costs	(1,419)	(4,494)	(5,099)
Repurchases of common stock	—	—	—
Proceeds from issuances under equity incentive plans, net of tax	820	1,956	14,562
Proceeds from issuance of common stock for ESPP	2,411	5,233	5,611
Net cash inflow (outflow) from consolidation (deconsolidation) of VIE	(5,951)	(15,013)	—
Purchase of noncontrolling interests in consolidated VIE	—	—	(6,307)
Other financing activities	(22,628)	(3,644)	(2,263)
Net cash used for financing activities	(540,060)	(239,226)	(474,308)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(156,936)	(231)	(49,123)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	644,058	644,289	693,412
Cash, Cash Equivalents and Restricted Cash, End of Period	$487,122	$644,058	$644,289
Supplemental Cash Flow Information:
Cash paid for interest	$254,585	$394,459	$581,435
Cash paid for operating leases included in the measurement of lease liabilities	$16,816	$—	$—
Non-cash investing activity:
Accruals for property, equipment and software	$1,745	$2,256	$710
Securities retained (sold) from Structured Program transactions	$197,267	$106,609	$54,955
Non-cash investing and financing activity:
Transfer of whole loans to redeem certificates	$122,330	$1,095	$130,223
Non-cash financing activity:
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$200,881	$269,151	$—
Noncontrolling interests’ contribution of beneficial interests in consolidated VIE	$—	$—	$7,722
Issuance of payable to securitization residual certificate holders	$—	$—	$1,549

(1)	Change in payable to investors was previously presented as cash flows from financing activities. Prior period amounts have been reclassified to conform to the current period presentation.

The following presents cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$243,779	$372,974
Restricted cash	243,343	271,084
Total cash, cash equivalents and restricted cash	$487,122	$644,058

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

1. Basis of Presentation

LendingClub Corporation (LendingClub) operates an online lending marketplace platform that connects borrowers and investors. Various wholly-owned subsidiaries of LendingClub have been established to enter into borrowing agreements with certain lenders for secured credit facilities. Additionally, LendingClub has established various entities to facilitate loan sale transactions, including sponsoring asset-backed securitization transactions and Certificate Program transactions (collectively referred to as Structured Program transactions), where certain accredited investors and qualified institutional buyers have the opportunity to invest in senior and subordinated securities backed by a pool of unsecured personal whole loans. Certificate Program transactions include CLUB Certificate and Levered Certificate transactions. LC Trust I (the LC Trust) is an independent Delaware business trust that acquires loans from LendingClub and holds them for the sole benefit of certain investors that have purchased trust certificates issued by the LC Trust that are related to specific underlying loans for the benefit of the investor. Springstone Financial, LLC (Springstone), is a wholly-owned subsidiary of LendingClub that facilitates education and patient finance loans originated by third-party issuing banks.

The accompanying consolidated financial statements include LendingClub, its subsidiaries (collectively referred to as the Company, we, or us) and consolidated variable interest entities (VIEs). Noncontrolling interests are reported as a separate component of consolidated equity from the equity attributable to LendingClub’s stockholders for all periods presented. All intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for financial information and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. These accounting principles require management to make certain estimates and assumptions that affect the amounts in the accompanying financial statements. These estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. Certain prior-period amounts have been reclassified to conform to the current period presentation.

A 1-for-5 reverse stock split of the Company’s common stock became effective on July 5, 2019. As a result, prior period share and per share amounts presented in the accompanying consolidated financial statements and these related notes were retroactively adjusted accordingly. See “Note 4. Net Loss Per Share” for additional information.
In the fourth quarter of 2019, the Company presented operating lease assets and operating lease liabilities separately from “Other assets” and “Accrued expenses and other liabilities,” respectively, on its Consolidated Balance Sheets. In the first quarter of 2019, the Company presented a new sub-total caption called “Net investor revenue” on its Condensed Consolidated Statements of Operations and also reordered the presentation of certain of its existing captions. The Company believes this new presentation allows shareholders a view of net investor revenue and our capital markets activity, which includes net interest income and fair value adjustments of loans and securities available for sale, gain on sales of loans invested in by the Company and investor fees from servicing of loans. These changes in presentation had no impact on prior period amounts presented.
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

Restricted Cash

Restricted cash consists primarily of bank deposits and money market funds that are: (i) pledged as security for transactions processed on or related to LendingClub’s platform or activities by certain investors; and (ii) received from the borrower and applied to the loan, but not yet distributed to the investor’s internal platform account or sent to their external account.

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

Management evaluates whether debt securities available for sale with unrealized losses are OTTI on a quarterly basis. If the Company intends to sell the security, or if it is more likely than not that it will be required to sell the security before recovery, an OTTI is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the debt security. However, even if the Company does not expect to sell a debt security it must evaluate the expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings and amounts related to factors other than credit losses are recorded in other comprehensive income. Impairment charges are recorded in “Net fair value adjustments” in the Company’s Consolidated Statements of Operations.

Loans Held for Investment by the Company and Loans Held for Sale by the Company

The Company has elected the fair value option for loans held for investment by the Company and loans held for sale by the Company. Changes in the fair value of loans held by the Company are recorded in “Net fair value adjustments” in the Consolidated Statements of Operations in the period of the fair value changes. The Company places loans held by the Company on non-accrual status at 90 days past due. Accrued interest income on loans held by the Company is calculated based on the contractual interest rate of the loan held by the Company and recorded as interest income as earned. When a loan held by the Company is placed on non-accrual status, the Company stops accruing interest and reverses all accrued but unpaid interest as of such date. The Company charges-off loans held by the Company no later than 120 days past due.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Loans Held for Investment and Related Notes and Certificates

The Company has elected the fair value option for loans held for investment and related notes and certificates. Due to the payment dependent feature of the notes and certificates, changes in the fair value of the notes and certificates are offset by changes in the fair values of related loans, resulting in no net effect on the Company’s earnings. The Company places loans held for investment on non-accrual status at 90 days past due. Interest receivable on loans held for investment and accrued interest payable on notes and certificates are reduced when the corresponding loan held for investment is placed on non-accrual status due to the payment dependent nature of the loans held for investment and related notes and certificates. The Company charges-off loans held for investment and related notes and certificates no later than 120 days past due.

Servicing Assets

The Company records servicing assets at their estimated fair values when it sells loans or when the Company assumes or acquires a servicing obligation whereby the underlying loans are not included in its financial statements. The gain or loss on a loan sale is recorded separately in “Gain on sales of loans” in the Company’s Consolidated Statements of Operations while the component of the gain or loss that is based on the degree to which the contractual servicing fee is above or below an estimated market servicing rate is recorded as a servicing asset. Servicing assets are reported in “Other assets” on the Company’s Consolidated Balance Sheets. Changes in the fair value of servicing assets are reported in “Investor fees” in the Company’s Consolidated Statements of Operations in the period in which the changes occur.

Fair Value of Assets and Liabilities

Fair value is the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date (an exit price). The Company uses fair value measurements in its fair value disclosures and to record securities available for sale, loans held for investment and loans held for sale, notes and certificates, and servicing assets and liabilities at fair value on a recurring basis.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Loan servicing assets are measured at estimated fair value using a discounted cash flow model. The cash flows in the valuation model represent the difference between the contractual servicing fees charged to investors and an estimated market servicing rate. Since contractual servicing fees are generally based on the monthly unpaid principal balance of the underlying loans, the expected cash flows in the model incorporate estimates of net expected losses and prepayments.

The Company uses prices obtained from third-party pricing services to measure the fair value of securities available for sale when available. The Company compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. When third-party pricing services are not available for a security, such as subordinated residual certificates and CLUB Certificates, the Company measures the fair value of these securities using a discounted cash flow model incorporating inputs consistent with loans held for investment, loans held for sale and related notes, certificates, secured borrowings, and payable to securitization note and certificate holders.

Property, Equipment and Software, net

Property, equipment and software are carried at cost less accumulated depreciation and amortization. The Company uses the straight-line method of depreciation and amortization. Estimated useful lives range from three years to five years for furniture and fixtures, computer equipment, and software. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities in “Accrued expenses and other liabilities” in the Company’s Consolidated Balance Sheets. Associated legal expense is recorded in “Other general and administrative” expense or in “Class action and regulatory litigation expense” for the losses associated with the securities class action lawsuits, as described in “Note 19. Commitments and Contingencies,” in the Company’s Consolidated Statements of Operations. Such liabilities and associated expenses are recorded when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company will also disclose a range of exposure to incremental loss when such amounts are reasonably possible and can be estimated. In estimating the Company’s exposure to loss contingencies, if an amount within the estimated range of loss is the best estimate, that amount will be accrued. However, if there is no amount within the estimated range of loss that is the best estimate, the Company will accrue the minimum amount within the range, and disclose the amount up to the high end of the range as an exposure to incremental loss, if such amount is considered reasonably possible. Such estimates are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability and records an adjustment to its estimate in the period in which the adjustment is probable and an amount or range can be reasonably estimated. The determination of an expected contingent liability and associated litigation expense requires the

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Company to make assumptions related to the outcome of these matters. Due to the inherent uncertainties of loss contingencies, the Company’s estimates may be different than the actual outcomes. Legal fees, including legal fees associated with loss contingencies, are recognized as incurred and included in “Other general and administrative” expense in the Company’s Consolidated Statements of Operations.

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

Revenue Recognition

Transaction Fees: The Company has a single performance obligation to provide customers access to the Company’s platform. Transaction fees are considered revenue from contracts with customers, including issuing banks and education and patient service providers. The Company recognizes transaction fee revenue each time a loan is facilitated by the Company, who provides loan application processing and loan facilitation services, resulting in a loan issued by the customers.

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

The Company pays WebBank a loan trailing fee to give WebBank an ongoing financial interest in the performance of the loans it originates and sells to the Company. The Loan Trailing Fee is paid over time based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. The Loan Trailing Fee is consideration payable to WebBank and the loan trailing fee liability is recorded at fair value. Additionally, the Company assumes the issuing bank’s obligation under Utah law to refund the pro-rated amount of the transaction fee in excess of 5% in the event the borrower prepays the loan in full before maturity. Both the loan trailing fees and transaction fee refunds are recorded as a reduction of transaction fee revenue in the Company’s Consolidated Statements of Operations and are included in “Accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheets.

Other Revenue: Other revenue primarily consists of referral fee revenue and sublease revenue from our sublet office space in San Francisco, California. The Company is entitled to receive referral fees from third-party companies when customers referred by the Company consider or purchase products or services from such third-party companies. Referral contracts contain a single performance obligation. The Company recognizes referral fees for each distinct instance when the criteria for receiving the referral fee has been satisfied. Sublease revenue is recognized on a straight-line basis over the term of the lease.

Stock-based Compensation

Stock-based compensation includes expense associated with restricted stock units (RSUs) and performance-based restricted stock units (PBRSUs), stock options, and the Company’s employee stock purchase plan (ESPP), as well as expense associated with stock issued related to acquisitions. Stock-based compensation expense is based on the

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

grant date fair value of the award. The cost is generally recognized over the vesting period on a straight-line basis. Forfeitures are recognized as incurred.

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

Net Income (Loss) Per Share

Basic net income (loss) per share (Basic EPS) attributable to common stockholders is computed by dividing net income (loss) attributable to LendingClub by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share (Diluted EPS) is computed by dividing net income (loss) attributable to LendingClub by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive shares of common stock, which include incremental shares issued for RSUs, PBRSUs, and stock options. PBRSUs are included in dilutive shares to the extent the pre-established targets have been or are estimated to be satisfied as of the reporting date. The dilutive potential common shares are computed using the treasury stock method. The effects of outstanding RSUs, PBRSUs, and stock options are excluded from the computation of Diluted EPS in periods in which the effect would be antidilutive.

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

Adoption of New Accounting Standards

The Company adopted the following accounting standards during the year ended December 31, 2019:

Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), requires lessees to record on their balance sheets a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. The Company adopted Topic 842 as of January 1, 2019 and has elected not to restate comparative periods presented in the consolidated financial statements. The Company has chosen not to elect the practical expedients permitted under the transition guidance within the new standard, which among other things, permits entities to carry forward their historical lease identification. The Company has made an accounting policy election to not recognize lease liabilities and ROU assets for short-term leases, which are leases with initial terms of 12 months or less and for which there is not a purchase option that is reasonably certain to be exercised. All leases within the Company’s portfolio are classified as operating leases.

Adoption of Topic 842 had an impact on the Company’s Consolidated Balance Sheets but did not have an impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities of $95.2 million and $110.1 million at the time of adoption, respectively, with no cumulative effect in retained earnings. The difference between the ROU assets and lease liabilities is the unamortized balance of deferred rent, which prior to January 1, 2019, was included as a separate liability within Accrued expenses and other liabilities. The operating lease expenses are included in Other general and administrative expense and sublease income is recorded in Other revenue in the Company’s Consolidated Statements of Operations. The Company included the disclosures required by ASU 2016-02 in “Note 18. Leases.”

In July 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-07, Codification Updates to SEC Sections. The ASU clarifies and/or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the Securities and Exchange Commission’s regulations, thereby eliminating redundancies and making the codification easier to apply. This ASU became effective upon issuance and did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

New Accounting Standards Not Yet Adopted

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which became effective on January 1, 2020. For loans accounted for at amortized cost, the guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. Because the Company has elected the fair value option for loans and loans accounted for at fair value through net income are outside the scope of Topic 326, the Company expects no impact on its loan portfolios upon adoption. For accrued interest receivable related to such loans, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable as the Company writes off uncollectible accrued interest receivable in a timely manner. Uncollectible accrued interest receivable amounts are written off to interest income.

For debt securities available for sale, Topic 326 requires recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The standard eliminates the existing guidance for purchased credit impaired assets but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. The measurement guidance for purchased financial assets with credit deterioration also applies to beneficial interests classified as available for sale where there is a significant difference between contractual and expected cash flows at the date of recognition.

Upon adoption, the amendments in Topic 326 will be recognized through a cumulative-effect adjustment to retained earnings, except for debt securities with prior other-than-temporary impairment whereby Topic 326 is applied prospectively. The Company made substantial progress in line with the established project plan and determined there was not a transition adjustment upon adoption of the standard on January 1, 2020. The targeted amendments to the debt securities available for sale impairment model do not have a material impact on the Company’s financial position, results of operations, cash flows, and disclosures for transition securities; the Company is still evaluating the impact for new securities acquired on and after January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and valuation processes for Level 3 fair value measurements. The ASU adds new disclosure requirements for Level 3 measurements. The new guidance became effective on January 1, 2020. The Company is finalizing the impact this ASU will have on its disclosures and does not expect such adoption to have a material impact.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software – (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard became effective on January 1, 2020 and the Company adopted the standard using the prospective approach. The Company has reviewed existing cloud computing arrangements and determined which ones are service contracts. Implementation costs that are not from internal developers related to service contracts that satisfy the criteria for capitalization under ASC 350-40 will be presented with “Other assets” on the Company’s Consolidated Balance Sheets, amortization expense will be presented in the same line on the income statement as the fees for the associated hosted service on the Company’s Consolidated Statements of Operations, and the cash flows will be presented consistent with the presentation of cash flows for the fees related to the hosted service, generally as cash flows from operations, on the Company’s Consolidated Statements of Cash Flows. The Company does not expect such adoption will have a material impact on its financial position, results of operations or cash flows.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is part of the FASB’s initiative to reduce complexity in accounting standards. The proposed ASU eliminates certain exceptions to the general principles of ASC 740, Income Taxes, and simplifies income tax accounting in several areas. The standard is effective on January 1, 2021 with early adoption permitted. The Company plans to adopt early for the interim period ending March 31, 2020. The Company is evaluating the impact this ASU will have on its financial position, results of operations, cash flows, and disclosures, but does not expect such adoption to have a material impact.

3. Revenue from Contracts with Customers

The Company’s revenue from contracts with customers includes transaction fees and referral fees. Referral fees are presented as a component of “Other revenue” in the Consolidated Statements of Operations.

The following table presents the Company’s revenue from contracts with customers, disaggregated by revenue source for services transferred over time, for the years ended December 31, 2019 and 2018:

Year Ended December 31,	2019	2018
Transaction fees	$598,760	$526,942
Referral fees	5,474	3,645
Total revenue from contracts with customers	$604,234	$530,587

The Company recognizes transaction and referral fees at each distinct instance after the Company satisfies its performance obligations. The Company had no bad debt expense for the years ended December 31, 2019 and 2018. Because revenue is recognized at the same time that payments are received, the Company had no contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2019 and 2018. Additionally, the Company did not recognize any revenue from performance obligations related to prior periods (for example, due to changes in transaction price) for the years ended December 31, 2019 and 2018. For additional detail on the Company’s accounting policy regarding revenue recognition, see “Note 2. Summary of Significant Accounting Policies” above.

4. Net Loss Per Share

The following table details the computation of the Company’s basic and diluted net loss per share:

Year Ended December 31,	2019	2018	2017
LendingClub net loss	$(30,745)	$(128,308)	$(153,835)
Weighted-average common shares – Basic (1)	87,278,596	84,583,461	81,799,189
Weighted-average common shares – Diluted (1)	87,278,596	84,583,461	81,799,189
Net loss per share attributable to LendingClub: (1)
Basic	$(0.35)	$(1.52)	$(1.88)
Diluted	$(0.35)	$(1.52)	$(1.88)

(1)	All share and per share information has been retroactively adjusted to reflect the reverse stock split discussed below.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following table summarizes the weighted-average common shares that were excluded from the Company’s diluted net loss per share computation because their effect would have been anti-dilutive for the periods presented:

Year Ended December 31,	2019	2018	2017
Stock options	455,627	893,425	1,176,534
RSUs and PBRSUs	59,812	63,959	10,363
Total (1)	515,439	957,384	1,186,897

(1)	All share information has been retroactively adjusted to reflect the reverse stock split discussed below.

A 1-for-5 reverse stock split of the Company’s common stock became effective on July 5, 2019 (the Reverse Stock Split). All share and per share information contained in these consolidated financial statements has been retroactively adjusted to reflect the Reverse Stock Split. The par value per share of the Company’s common stock was not adjusted as a result of the Reverse Stock Split. Accordingly, the change in total par value was recorded in additional paid-in capital and has been retroactively adjusted for all periods in these consolidated financial statements.

5. Securities Available for Sale

The Company’s Structured Program transactions include i) asset-backed securitization transactions and ii) Certificate Program transactions. Certificate Program transactions include CLUB Certificate and Levered Certificate transactions.

In connection with asset-backed securitizations, the Company is the sponsor and establishes trusts to ultimately purchase the unsecured personal loans from the Company and/or third-party whole loan investors. Securities issued from our asset-backed securitizations are senior or subordinated based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. The assets are transferred into a trust such that the assets are legally isolated from the creditors of the Company and are not available to satisfy obligations of the Company. These assets can only be used to settle obligations of the underlying trusts. The asset-backed securitization senior securities and subordinated residual interests retained by the Company are presented as “Asset-backed senior securities” and “Asset-backed subordinated securities,” respectively, in the securities available for sale tables below.

In addition, the Company sponsors the sale of unsecured personal loans through the issuance of certificate securities under our Certificate Program. The certificate securities are collateralized by loans transferred to a series of a master trust and trade in the over-the-counter market with a CUSIP. The assets are transferred into a trust such that the assets are legally isolated from the creditors of the Company and are not available to satisfy obligations of the Company. These assets can only be used to settle obligations of the underlying Certificate Program trusts. The CLUB Certificate issued securities are pass-through securities of which each owner has an undivided and equal interest in the underlying loans of each transaction. The Levered Certificate issued securities include senior and subordinated securities based on the waterfall criteria of loan payments to each security class. The subordinated securities issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. The CLUB Certificate issued securities retained by the Company are presented as “CLUB Certificate asset-backed securities” in the securities available for sale tables below.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of December 31, 2019 and 2018, were as follows:

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed senior securities (1)	$108,780	$597	$(38)	$109,339
CLUB Certificate asset-backed securities (1)	90,728	41	(1,063)	89,706
Asset-backed subordinated securities (1)	20,888	423	(221)	21,090
Corporate debt securities	14,333	11	(1)	14,343
Certificates of deposit	13,100	—	—	13,100
Other asset-backed securities	12,075	6	(1)	12,080
Commercial paper	9,274	—	—	9,274
U.S. agency securities	1,995	—	—	1,995
Total securities available for sale (2)	$271,173	$1,078	$(1,324)	$270,927

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed senior securities (1)(2)	$56,363	$188	$(62)	$56,489
CLUB Certificate asset-backed securities (1)	48,505	150	(225)	48,430
Corporate debt securities	17,339	1	(12)	17,328
Certificates of deposit	14,929	—	—	14,929
Asset-backed subordinated securities (1)	11,602	249	(2)	11,849
Other asset-backed securities	11,232	—	(7)	11,225
Commercial paper	9,720	—	—	9,720
Other securities	499	—	—	499
Total securities available for sale	$170,189	$588	$(308)	$170,469

(1)
As of December 31, 2019 and 2018, $219.0 million and $115.1 million, respectively, of the asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules (as more fully described in “Part I – Item 1A. Risk Factors – Risk retention rules may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results.”)

(2)	As of December 31, 2019 and 2018, includes $174.8 million and $53.6 million, respectively, of securities pledged as collateral at fair value.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

A summary of securities available for sale with unrealized losses as of December 31, 2019 and 2018, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$91,350	$(1,287)	$1,875	$(35)	$93,225	$(1,322)
Corporate debt securities	4,613	(1)	—	—	4,613	(1)
Other asset-backed securities	3,062	(1)	—	—	3,062	(1)
Total securities with unrealized losses (1)	$99,025	$(1,289)	$1,875	$(35)	$100,900	$(1,324)

	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$49,047	$(285)	$1,745	$(4)	$50,792	$(289)
Corporate debt securities	14,538	(12)	—	—	14,538	(12)
Other asset-backed securities	11,208	(7)	—	—	11,208	(7)
Total securities with unrealized losses (1)	$74,793	$(304)	$1,745	$(4)	$76,538	$(308)

(1)	The number of investment positions with unrealized losses at December 31, 2019 and 2018 totaled 70 and 56, respectively.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized $3.6 million, $3.0 million and $1.5 million, respectively, in other-than-temporary impairment charges on its asset-backed securities related to Structured Program transactions. There were no credit losses recognized into earnings for other-than-temporarily impaired securities held by the Company during the years ended December 31, 2019, 2018 and 2017 for which a portion of the impairment was previously recognized in other comprehensive income.

The contractual maturities of securities available for sale at December 31, 2019, were as follows:

	Amortized Cost	Fair Value
Within 1 year:
Corporate debt securities	$14,333	$14,343
Certificates of deposit	13,100	13,100
Other asset-backed securities	7,756	7,758
Commercial paper	9,274	9,274
U.S. agency securities	1,995	1,995
Total	46,458	46,470
After 1 year through 5 years:
Other asset-backed securities	4,319	4,322
Total	4,319	4,322
Asset-backed securities related to Structured Program transactions	220,396	220,135
Total securities available for sale	$271,173	$270,927

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

During the years ended December 31, 2019, 2018 and 2017, the Company, Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary of the Company, and a majority-owned affiliate (MOA) of the Company sold a combined $4.5 billion, $2.0 billion and $831.1 million, respectively, in asset-backed securities related to Structured Program transactions. There were no realized gains or losses related to such sales. For further information see “Note 7. Securitizations and Variable Interest Entities.” Proceeds and gross realized gains and losses from other sales of securities available for sale were as follows:

Year Ended December 31,	2019	2018	2017
Proceeds	$12,548	$497	$125,522
Gross realized gains	$9	$1	$196
Gross realized losses	$(1)	$(3)	$(26)

6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings

Loans Held for Investment, Notes, Certificates and Secured Borrowings
The Company issues member payment dependent notes and the LC Trust issues certificates as a means to allow investors to invest in the corresponding loans. At December 31, 2019 and 2018, loans held for investment, notes, certificates and secured borrowings measured at fair value on a recurring basis were as follows:

	Loans Held for Investment		Notes, Certificates and Secured Borrowings
December 31,	2019	2018	2019	2018
Aggregate principal balance outstanding	$1,148,888	$2,013,438	$1,148,888	$2,033,258
Net fair value adjustments	(69,573)	(130,187)	(67,422)	(127,383)
Fair value	$1,079,315	$1,883,251	$1,081,466	$1,905,875

At December 31, 2019 and 2018, a fair value of $18.0 million and $76.5 million included in “Loans held for investment at fair value” was pledged as collateral for secured borrowings, respectively. See “Note 15. Secured Borrowings” for additional information.

The following table provides the balances of notes, certificates and secured borrowings at fair value at the end of the periods indicated:

December 31,	2019	2018
Notes	$863,488	$1,176,333
Certificates	197,842	648,908
Secured borrowings	20,136	80,634
Total notes, certificates and secured borrowings	$1,081,466	$1,905,875

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Loans Invested in by the Company

At December 31, 2019 and 2018, loans invested in by the Company for which there were no associated notes, certificates or secured borrowings (with the exception of $40.3 million and $286.3 million in loans in consolidated trusts as of December 31, 2019 and 2018, respectively) were as follows:

	Loans Invested in by the Company
	Loans Held for Investment		Loans Held for Sale		Total
December 31,	2019	2018	2019	2018	2019	2018
Aggregate principal balance outstanding	$47,042	$3,518	$747,394	$869,715	$794,436	$873,233
Net fair value adjustments	(3,349)	(935)	(25,039)	(29,694)	(28,388)	(30,629)
Fair value	$43,693	$2,583	$722,355	$840,021	$766,048	$842,604

The net fair value adjustments of $(28.4) million, $(30.6) million and $(16.6) million represent net unrealized losses recorded in earnings on loans invested in by the Company at December 31, 2019, 2018 and 2017, respectively. Total fair value adjustments recorded in earnings on loans invested in by the Company of $(141.0) million, $(102.0) million and $(25.8) million during the years ended December 31, 2019, 2018 and 2017, respectively, include net realized losses and changes in net unrealized losses. Net interest income earned on loans invested in by the Company during the years ended December 31, 2019, 2018 and 2017 was $80.9 million, $90.9 million and $39.8 million, respectively.

The Company used its own capital to purchase $5.3 billion in loans during the year ended December 31, 2019 and sold $5.1 billion in loans during the year ended December 31, 2019, of which $4.0 billion was securitized or sold to series trusts in connection with the Company’s Certificate Program and $1.1 billion was sold to whole loan investors. The fair value of loans invested in by the Company was $766.0 million at December 31, 2019, which was held for sale primarily for future anticipated Structured Program transactions and sales to loan investors. In the fourth quarter of 2019, the Company sponsored a new Structured Program transaction that was consolidated, resulting in the recognition of $40.3 million in loans held for investment by the Company at fair value and a related payable to securitization note and certificate holders of $40.6 million as of December 31, 2019. In May 2019, the Company deconsolidated a securitization trust, which resulted in the derecognition of $236.3 million in loans held for sale by the Company at fair value. See “Note 7. Securitizations and Variable Interest Entities” and “Note 14. Debt” for further discussion on the Company’s consolidated trusts and “Note 8. Fair Value of Assets and Liabilities” for a fair value rollforward of loans invested in by the Company for the years ended December 31, 2019 and 2018.

At December 31, 2019 and 2018, loans with a fair value of $551.5 million and $453.0 million included in “Loans held for sale by the Company at fair value” was pledged as collateral for the Company’s warehouse credit facilities, respectively. See “Note 14. Debt” for additional information related to these debt obligations.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Loans that were 90 days or more past due (including non-accrual loans) were as follows:

December 31,	2019	2018
Loans held for investment:
Outstanding principal balance	$10,755	$19,707
Net fair value adjustments	(9,663)	(16,166)
Fair value	$1,092	$3,541
Number of loans (not in thousands)	1,428	2,309

Loans invested in by the Company:
Outstanding principal balance	$2,315	$2,060
Net fair value adjustments	(2,016)	(1,710)
Fair value	$299	$350
Number of loans (not in thousands)	338	356

7. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following tables provide the classifications of assets and liabilities on the Company’s Consolidated Balance Sheets for its transactions with consolidated and unconsolidated VIEs at December 31, 2019 and 2018. Additionally, the assets and liabilities in the tables below exclude intercompany balances that eliminate in consolidation:

December 31, 2019	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$30,046	$—	$30,046
Securities available for sale at fair value	—	220,135	220,135
Loans held for investment at fair value	197,842	—	197,842
Loans held for investment by the Company at fair value	40,251	—	40,251
Loans held for sale by the Company at fair value	551,455	—	551,455
Accrued interest receivable	4,431	877	5,308
Other assets	1,359	52,098	53,457
Total assets	$825,384	$273,110	$1,098,494
Liabilities
Accrued interest payable	$3,185	$—	$3,185
Accrued expenses and other liabilities	244	—	244
Notes, certificates and secured borrowings at fair value	197,842	—	197,842
Credit facilities and securities sold under repurchase agreements	387,251	—	387,251
Payable to securitization note and certificate holders at fair value	40,610	—	40,610
Total liabilities	629,132	—	629,132
Total net assets	$196,252	$273,110	$469,362

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2018	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$43,918	$—	$43,918
Securities available for sale at fair value	—	116,768	116,768
Loans held for investment at fair value	642,094	—	642,094
Loans held for sale by the Company at fair value	739,216	—	739,216
Accrued interest receivable	10,438	1,214	11,652
Other assets	2,498	29,206	31,704
Total assets	$1,438,164	$147,188	$1,585,352
Liabilities
Accrued interest payable	$7,594	$—	$7,594
Accrued expenses and other liabilities	1,627	—	1,627
Notes, certificates and secured borrowings at fair value	648,908	—	648,908
Payable to securitization note and certificate holders	256,354	—	256,354
Credit facilities and securities sold under repurchase agreements	306,790	57,012	363,802
Total liabilities	1,221,273	57,012	1,278,285
Total net assets	$216,891	$90,176	$307,067

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

Consolidated Trusts

The Company establishes trusts to facilitate the sale of loans and issuance of senior and subordinated securities. If the Company is the primary beneficiary of the trust, it is a consolidated VIE and will reflect senior and subordinated securities held by third parties as a “Payable to securitization note and certificate holders” in the Company’s Consolidated Balance Sheets. If subsequently the Company is not the primary beneficiary of the trust, the Company will deconsolidate the VIE. See “Note 2. Summary of Significant Accounting Policies” and “Note 14. Debt” for additional information.

Warehouse Credit Facilities

The Company established certain entities (deemed to be VIEs) to enter into warehouse credit facilities for the purpose of purchasing loans from LendingClub. See “Note 14. Debt” for additional information.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following table presents a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs at December 31, 2019 and 2018:

December 31, 2019	Assets	Liabilities	Net Assets
LC Trust	$201,696	$(199,520)	$2,176
Consolidated Trusts	43,300	(40,687)	2,613
Warehouse credit facilities	580,388	(388,925)	191,463
Total consolidated VIEs	$825,384	$(629,132)	$196,252

December 31, 2018	Assets	Liabilities	Net Assets
LC Trust	$657,339	$(656,088)	$1,251
Consolidated Trusts	297,821	(256,901)	40,920
Warehouse credit facility	483,004	(308,284)	174,720
Total consolidated VIEs	$1,438,164	$(1,221,273)	$216,891

The creditors of the VIEs above have no recourse to the general credit of the Company as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets.

Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs include asset-backed securitizations, Certificate Program transactions and loan sale transactions of unsecured personal loans. The Company has various forms of involvement with VIEs, including servicing of loans and holding senior or subordinated residual interests in the VIEs. The accounting for these transactions is based on a primary beneficiary analysis to determine whether the underlying VIEs should be consolidated. If the VIEs are not consolidated and the transfer of the loans from the Company to the VIE meets sale accounting criteria, then the Company will recognize a gain or loss on sales of loans. The Company considers continued involvement in an unconsolidated VIE insignificant if it is the sponsor and servicer and does not hold other significant variable interests. In these instances, the Company’s involvement with the VIE is in the role as an agent and without significant participation in the economics of the VIE. The Company enters into separate servicing agreements with the VIEs and holds at least 5% of the beneficial interests issued by the VIEs to comply with regulatory risk retention rules. The beneficial interests retained by the Company consist of senior securities and subordinated securities and are accounted for as securities available for sale. In connection with these transactions, we make certain customary representations, warranties and covenants. See “Note 2. Summary of Significant Accounting Policies” for additional information.

Investment Fund

The Company has an equity investment in a private fund (Investment Fund) that participates in a family of funds with other unrelated third parties. This family of funds purchases whole loans and interests in loans from the Company, as well as other assets from third parties unrelated to the Company. As of December 31, 2019, the Company had an ownership interest of approximately 23% in the Investment Fund. The Company’s investment is deemed to be a variable interest in the Investment Fund because the Company shares in the expected returns and losses of the Investment Fund. At December 31, 2019, the Company’s investment was $7.7 million, which is recognized in “Other assets” on the Company’s Consolidated Balance Sheets.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following tables summarize unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary at December 31, 2019 and 2018:

December 31, 2019		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Net Assets
Unconsolidated Trusts	$1,909,219	$93,881	$362	$18,768	$—	$—	$113,011
Certificate Program	2,585,957	126,254	515	25,588	—	—	152,357
Investment Fund	34,170	—	—	7,742	—	—	7,742
Total unconsolidated VIEs	$4,529,346	$220,135	$877	$52,098	$—	$—	$273,110

December 31, 2019	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Total Exposure
Unconsolidated Trusts	$93,881	$362	$18,768	$—	$—	$113,011
Certificate Program	126,254	515	25,588	—	—	152,357
Investment Fund	—	—	7,742	—	—	7,742
Total unconsolidated VIEs	$220,135	$877	$52,098	$—	$—	$273,110

December 31, 2018	Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Net Assets
Unconsolidated Trusts	$1,359,367	$68,338	$958	$11,838	$—	$(57,012)	$24,122
Certificate Program	973,815	48,430	256	9,115	—	—	57,801
Investment Fund	35,157	—	—	8,253	—	—	8,253
Total unconsolidated VIEs	$2,368,339	$116,768	$1,214	$29,206	$—	$(57,012)	$90,176

December 31, 2018	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Total Exposure
Unconsolidated Trusts	$68,339	$958	$11,838	$—	$—	$81,135
Certificate Program	48,431	256	9,115	—	—	57,802
Investment Fund	—	—	8,253	—	—	8,253
Total unconsolidated VIEs	$116,770	$1,214	$29,206	$—	$—	$147,190

“Total VIE Assets” represents the remaining principal balance of loans held by unconsolidated VIEs with respect to Unconsolidated Trusts, Certificate Program transactions, and the net assets held by the Investment Fund using the most current information available. “Securities Available for Sale,” “Accrued Interest Receivable,” “Other Assets” and “Accrued Expenses and Other Liabilities” are the balances in the Company’s Consolidated Balance Sheets

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

related to its involvement with the unconsolidated VIEs. “Other Assets” includes the Company’s servicing assets and servicing receivables and the Company’s equity investment with respect to the Investment Fund. “Total Exposure” refers to the Company’s maximum exposure to loss from its involvement with unconsolidated VIEs. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is extremely remote, such as where the value of interests and any associated collateral declines to zero. Accordingly, this required disclosure is not an indication of expected losses.

The following table summarizes activity related to the unconsolidated trusts and Certificate Program trusts, with the transfers accounted for as a sale on the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018:

Year Ended December 31,	2019		2018
	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts
Principal derecognized from loans securitized or sold	$1,553,847	$2,868,709	$1,300,838	$1,145,616
Net gains (losses) recognized from loans securitized or sold	$4,809	$32,417	$6,039	$10,483
Fair value of asset-backed senior and subordinated securities, and CLUB Certificate asset-backed securities retained upon settlement (1)	$75,924	$140,825	$65,653	$56,764
Cash proceeds from loans securitized or sold	$1,212,521	$2,555,713	$867,875	$1,088,212
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$16,961	$17,071	$13,725	$3,650
Cash proceeds for interest received on senior securities and subordinated securities	$5,022	$7,717	$3,049	$1,747

(1)
For Structured Program transactions, the Company retained asset-backed senior securities of $98.7 million and $57.3 million, CLUB Certificate asset-backed securities of $101.3 million and $56.8 million, and asset-backed subordinated securities of $16.8 million and $8.3 million for the years ended December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to Structured Program transactions was $4.4 billion, of which $145.6 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2018, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to Structured Program transactions was $2.3 billion, of which $87.1 million was attributable to off-balance sheet loans that were 31 days or more past due.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Retained Interests from Unconsolidated VIEs

The Company and other investors in the subordinated interests issued by trusts and Certificate Program trusts have rights to cash flows only after the investors holding the senior securities issued by the trusts have first received their contractual cash flows. The investors and the trusts have no direct recourse to the Company’s assets, and holders of the securities issued by the trusts can look only to the assets of the trusts that issued their securities for payment. The beneficial interests held by the Company and the Company’s MOA are subject principally to the credit and prepayment risk stemming from the underlying unsecured personal whole loans.

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

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value at December 31, 2019 and 2018:

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$1,079,315	$1,079,315
Loans held for investment by the Company	—	—	43,693	43,693
Loans held for sale by the Company	—	—	722,355	722,355
Securities available for sale:
Asset-backed senior securities and subordinated securities	—	109,339	21,090	130,429
CLUB Certificate asset-backed securities	—	—	89,706	89,706
Corporate debt securities	—	14,343	—	14,343
Certificates of deposit		13,100	—	13,100
Other asset-backed securities	—	12,080	—	12,080
Commercial paper	—	9,274	—	9,274
U.S. agency securities	—	1,995	—	1,995
Total securities available for sale	—	160,131	110,796	270,927
Servicing assets	—	—	89,680	89,680
Total assets	$—	$160,131	$2,045,839	$2,205,970

Liabilities:
Notes, certificates and secured borrowings	$—	$—	$1,081,466	$1,081,466
Payable to securitization note and certificate holders	—	—	40,610	40,610
Loan trailing fee liability	—	—	11,099	11,099
Total liabilities	$—	$—	$1,133,175	$1,133,175

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$1,883,251	$1,883,251
Loans held for investment by the Company	—	—	2,583	2,583
Loans held for sale by the Company	—	—	840,021	840,021
Securities available for sale:
Asset-backed senior securities and subordinated securities	—	56,489	11,849	68,338
Certificates of deposit	—	14,929	—	14,929
Corporate debt securities	—	17,328	—	17,328
Other asset-backed securities	—	11,225	—	11,225
Commercial paper	—	9,720	—	9,720
CLUB Certificate asset-backed securities	—	—	48,430	48,430
Other securities	—	499	—	499
Total securities available for sale	—	110,190	60,279	170,469
Servicing assets	—	—	64,006	64,006
Total assets	$—	$110,190	$2,850,140	$2,960,330

Liabilities:
Note, certificates and secured borrowings	$—	$—	$1,905,875	$1,905,875
Loan trailing fee liability	—	—	10,010	10,010
Total liabilities	$—	$—	$1,915,885	$1,915,885

As presented in the tables above, the Company has elected the fair value option for certain liabilities. Changes in the fair value of these financial liabilities caused by a change in the Company’s risk are reported in other comprehensive income (OCI). For the year ended December 31, 2019, the amount reported in OCI is zero because these financial liabilities are either payable only upon receipt of cash flows from underlying loans or secured by cash collateral.

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans held for investment and related notes, certificates and secured borrowings, loans held for sale, loan servicing rights, asset-backed securities related to Structured Program transactions, and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect our best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the years ended December 31, 2019 or 2018.

Fair valuation adjustments are recorded through earnings related to Level 3 instruments for the years ended December 31, 2019 and 2018. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

inputs are used within the valuation techniques, a change in one input in a certain direction may be offset by an opposite change from another input.

Loans Held for Investment, Notes, Certificates and Secured Borrowings

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held for investment, notes, certificates and secured borrowings at December 31, 2019 and 2018:

	Loans Held for Investment, Notes, Certificates and Secured Borrowings
	December 31, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	6.0%	12.0%	7.9%	6.3%	16.4%	9.1%
Net cumulative expected loss rates (1)	3.6%	34.9%	11.9%	2.8%	36.9%	12.8%
Cumulative expected prepayment rates (1)	28.7%	38.6%	31.7%	27.8%	40.3%	31.2%

(1)	Expressed as a percentage of the original principal balance of the loan, note, certificate or secured borrowing.

Significant Recurring Level 3 Fair Value Input Sensitivity

At December 31, 2019 and 2018, the discounted cash flow methodology used to estimate the note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. As demonstrated by the following tables, the fair value adjustments for loans held for investment and loans held for sale were largely offset by the corresponding fair value adjustments due to the payment dependent design of the notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Fair Value Reconciliation
The following table presents additional information about Level 3 loans held for investment, loans held for sale, and notes, certificates and secured borrowings measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018:

	Loans Held For Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2017	$3,141,391	$(209,066)	$2,932,325	$—	$—	$—	$3,161,080	$(206,312)	$2,954,768
Purchases	953,034	26	953,060	3,141,891	(5,714)	3,136,177	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(1,180)	(22,152)	(23,332)	1,180	22,152	23,332	—	—	—
Issuances	—	—	—	—	—	—	953,904	—	953,904
Sales	—	—	—	(3,143,071)	1,548	(3,141,523)	—	—	—
Principal payments and retirements	(1,754,293)	—	(1,754,293)	—	—	—	(1,756,212)	111	(1,756,101)
Charge-offs, net of recoveries	(325,514)	263,022	(62,492)	—	—	—	(325,514)	263,020	(62,494)
Change in fair value recorded in earnings	—	(162,017)	(162,017)	—	(17,986)	(17,986)	—	(184,202)	(184,202)
Balance at December 31, 2018	$2,013,438	$(130,187)	$1,883,251	$—	$—	$—	$2,033,258	$(127,383)	$1,905,875
Purchases	632,962	(21)	632,941	2,490,734	(26,560)	2,464,174	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(123,036)	—	(123,036)	122,330	—	122,330	—	—	—
Issuances	—	—	—	—	—	—	632,962	—	632,962
Sales	—	—	—	(2,613,064)	24,789	(2,588,275)	—	—	—
Principal payments and retirements	(1,183,670)	—	(1,183,670)	—	—	—	(1,326,526)	14	(1,326,512)
Charge-offs, net of recoveries	(190,806)	138,857	(51,949)	—	—	—	(190,806)	135,785	(55,021)
Change in fair value recorded in earnings	—	(78,222)	(78,222)	—	1,771	1,771	—	(75,838)	(75,838)
Balance at December 31, 2019	$1,148,888	$(69,573)	$1,079,315	$—	$—	$—	$1,148,888	$(67,422)	$1,081,466

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Loans Invested in by the Company

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans invested in by the Company at December 31, 2019 and 2018:

	Loans Invested in by the Company
	December 31, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	6.0%	11.5%	7.8%	5.9%	16.7%	9.4%
Net cumulative expected loss rates (1)	3.6%	36.6%	10.9%	2.6%	36.8%	13.2%
Cumulative expected prepayment rates (1)	27.3%	41.0%	31.6%	27.0%	45.5%	32.5%

(1)	Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of loans invested in by the Company to adverse changes in key assumptions as of December 31, 2019 and 2018, are as follows:

	December 31, 2019	December 31, 2018
Fair value of loans invested in by the Company	$766,048	$842,604
Expected weighted-average life (in years)	1.5	1.4
Discount rates
100 basis point increase	$(9,806)	$(10,487)
200 basis point increase	$(19,410)	$(20,720)
Expected credit loss rates on underlying loans
10% adverse change	$(9,558)	$(11,304)
20% adverse change	$(19,136)	$(22,504)
Expected prepayment rates
10% adverse change	$(2,429)	$(2,422)
20% adverse change	$(4,740)	$(4,785)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Fair Value Reconciliation

The following table presents additional information about Level 3 loans invested in by the Company measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018:

	Loans Held For Investment by the Company			Loans Held For Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2017	$371,379	$(10,149)	$361,230	$242,273	$(6,448)	$235,825	$613,652	$(16,597)	$597,055
Purchases	8,697	(876)	7,821	4,353,458	(2,739)	4,350,719	4,362,155	(3,615)	4,358,540
Transfers (to) from loans held for investment and/or loans held for sale	(324,626)	22,152	(302,474)	324,626	(22,152)	302,474	—	—	—
Sales	—	—	—	(3,862,910)	72,742	(3,790,168)	(3,862,910)	72,742	(3,790,168)
Principal payments and retirements	(47,552)	—	(47,552)	(172,334)	—	(172,334)	(219,886)	—	(219,886)
Charge-offs, net of recoveries	(4,380)	3,633	(747)	(15,398)	15,223	(175)	(19,778)	18,856	(922)
Change in fair value recorded in earnings	—	(15,695)	(15,695)	—	(86,320)	(86,320)	—	(102,015)	(102,015)
Balance at December 31, 2018	$3,518	$(935)	$2,583	$869,715	$(29,694)	$840,021	$873,233	$(30,629)	$842,604
Purchases	2,993	(2,303)	690	5,343,146	1	5,343,147	5,346,139	(2,302)	5,343,837
Transfers (to) from loans held for investment and/or loans held for sale	49,996	(1,471)	48,525	(49,290)	1,471	(47,819)	706	—	706
Sales	—	—	—	(5,122,450)	119,369	(5,003,081)	(5,122,450)	119,369	(5,003,081)
Principal payments and retirements	(5,214)	—	(5,214)	(268,366)	—	(268,366)	(273,580)	—	(273,580)
Charge-offs, net of recoveries	(4,251)	2,169	(2,082)	(25,361)	23,973	(1,388)	(29,612)	26,142	(3,470)
Change in fair value recorded in earnings	—	(809)	(809)	—	(140,159)	(140,159)	—	(140,968)	(140,968)
Balance at December 31, 2019	$47,042	$(3,349)	$43,693	$747,394	$(25,039)	$722,355	$794,436	$(28,388)	$766,048

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for asset-backed securities related to Structured Program transactions at December 31, 2019 and 2018:

	Asset-Backed Securities Related to Structured Program Transactions
	December 31, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	3.4%	20.7%	8.8%	3.2%	19.6%	8.8%
Net cumulative expected loss rates (1)	4.5%	37.9%	19.2%	6.3%	43.9%	18.4%
Cumulative expected prepayment rate (1)	17.3%	35.1%	29.4%	21.0%	33.0%	30.1%

(1)	Expressed as a percentage of the outstanding collateral balance.

Significant Recurring Fair Value Input Sensitivity

The following tables present adverse changes to the fair value sensitivity of Level 2 and Level 3 asset-backed securities related to Structured Program transactions to changes in key assumptions at December 31, 2019 and 2018:

	December 31, 2019
	Asset-Backed Securities Related to Structured Program Transactions
	Senior Securities	Subordinated Securities	CLUB Certificates
Fair value of interests held	$109,339	$21,090	$89,706
Expected weighted-average life (in years)	1.1	1.4	1.1
Discount rates
100 basis point increase	$(1,050)	$(300)	$(823)
200 basis point increase	$(2,076)	$(513)	$(1,627)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(2,162)	$(2,163)
20% adverse change	$—	$(4,273)	$(4,311)
Expected prepayment rates
10% adverse change	$—	$(814)	$(654)
20% adverse change	$—	$(1,495)	$(1,279)

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

Fair Value Reconciliation

The following table presents additional information about Level 3 asset-backed securities related to Structured Program transactions measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Fair value at beginning of period	$60,279	$10,029
Additions	118,721	65,098
Redemptions	(17,900)	(2,742)
Cash received	(45,701)	(9,329)
Change in unrealized gain (loss)	(992)	201
Other-than-temporary impairment	(3,611)	(2,978)
Fair value at end of period	$110,796	$60,279

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets at December 31, 2019 and 2018:

	Servicing Assets
	December 31, 2019			December 31, 2018
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted-Average
Discount rates	2.9%	14.8%	8.6%	4.8%	16.7%	9.0%
Net cumulative expected loss rates (1)	3.7%	36.1%	12.4%	2.8%	38.7%	12.5%
Cumulative expected prepayment rates (1)	27.5%	41.8%	32.5%	13.9%	42.9%	31.9%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.66%	0.66%	0.66%	0.66%	0.66%	0.66%

(1)	Expressed as a percentage of the original principal balance of the loan.

(2)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

Significant Recurring Level 3 Fair Value Input Sensitivity

The Company’s selection of the most representative market servicing rates for servicing assets is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets, calculated using different market servicing rate assumptions as of December 31, 2019 and 2018:

	Servicing Assets
	December 31, 2019	December 31, 2018
Weighted-average market servicing rate assumptions	0.66%	0.66%
Change in fair value from:
Servicing rate increase by 0.10%	$(13,978)	$(10,878)
Servicing rate decrease by 0.10%	$13,979	$10,886

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018:

Servicing Assets
Fair value at December 31, 2017	$33,676
Issuances (1)	55,403
Change in fair value, included in investor fees	(31,233)
Other net changes included in deferred revenue	6,160
Fair value at December 31, 2018	$64,006
Issuances (1)	79,692
Change in fair value, included in investor fees	(58,172)
Other net changes included in deferred revenue	4,154
Fair value at December 31, 2019	$89,680

(1)	Represents the gains or losses on sales of the related loans.

Loan Trailing Fee Liability

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan trailing fee liability at December 31, 2019 and 2018:

	Loan Trailing Fee Liability
	December 31, 2019			December 31, 2018
	Minimum	Maximum	Weighted Average-	Minimum	Maximum	Weighted Average-
Discount rates	2.9%	14.8%	9.3%	4.8%	16.7%	9.5%
Net cumulative expected loss rates (1)	3.7%	36.0%	14.4%	2.8%	38.7%	14.0%
Cumulative expected prepayment rates (1)	28.5%	41.7%	33.0%	16.5%	43.1%	32.2%

(1)	Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of the loan trailing fee liability to adverse changes in key assumptions would not result in a material impact on the Company’s financial position.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Fair Value Reconciliation

The following table presents additional information about the Level 3 loan trailing fee liability measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018:

Year Ended December 31,	2019	2018
Fair value at beginning of period	$10,010	$8,432
Issuances	7,815	7,614
Cash payment of Loan Trailing Fee	(7,908)	(6,803)
Change in fair value, included in Origination and Servicing	1,182	767
Fair value at end of period	$11,099	$10,010

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value:

December 31, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$243,779	$—	$243,779	$—	$243,779
Restricted cash (1)	243,343	—	243,343	—	243,343
Servicer reserve receivable	73	—	73	—	73
Deposits	953	—	953	—	953
Total assets	$488,148	$—	$488,148	$—	$488,148
Liabilities:
Accrued expenses and other liabilities	$24,899	$—	$—	$24,899	$24,899
Accounts payable	10,855	—	10,855	—	10,855
Payable to investors	97,530	—	97,530	—	97,530
Credit facilities and securities sold under repurchase agreements	587,453	—	77,143	510,310	587,453
Total liabilities	$720,737	$—	$185,528	$535,209	$720,737

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2018	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$372,974	$—	$372,974	$—	$372,974
Restricted cash (1)	271,084	—	271,084	—	271,084
Servicer reserve receivable	669	—	669	—	669
Deposits	1,093	—	1,093	—	1,093
Total assets	$645,820	$—	$645,820	$—	$645,820
Liabilities:
Accrued expenses and other liabilities	$18,483	$—	$—	$18,483	$18,483
Accounts payable	7,104	—	7,104	—	7,104
Payable to investors	149,052	—	149,052	—	149,052
Payable to securitization note and certificate holders	256,354	—	256,354	—	256,354
Credit facilities and securities sold under repurchase agreements	458,802	—	57,012	401,790	458,802
Total liabilities	$889,795	$—	$469,522	$420,273	$889,795

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

December 31,	2019	2018
Internally developed software (1)	$117,510	$141,233
Leasehold improvements	39,315	31,109
Computer equipment	26,669	24,204
Purchased software	11,846	10,139
Furniture and fixtures	9,406	8,468
Construction in progress	4,937	4,106
Total property, equipment and software	209,683	219,259
Accumulated depreciation and amortization	(95,313)	(105,384)
Total property, equipment and software, net	$114,370	$113,875

(1)	Includes $21.3 million and $10.3 million in development in progress as of December 31, 2019 and 2018, respectively.

Depreciation and amortization expense on property, equipment and software was $51.6 million, $47.0 million and $40.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company recorded impairment expense on its internally developed software of $3.9 million, $3.8 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company records impairment expense on its internally developed software in “Engineering and product development” expense in the Consolidated Statements of Operations.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

10. Other Assets

Other assets consist of the following:

December 31,	2019	2018
Loan servicing assets, at fair value (1)	$89,680	$64,006
Accounts receivable	19,017	19,322
Prepaid expenses	14,862	25,598
Other investments	8,242	8,503
Deferred financing costs	1,484	2,117
Other	10,383	5,421
Total other assets	$143,668	$124,967

(1)	Loans underlying loan servicing rights had a total outstanding principal balance of $14.1 billion and $10.9 billion as of December 31, 2019 and 2018, respectively.

11. Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of customer relationships. The gross and net carrying values and accumulated amortization as of December 31, 2019 and 2018, were as follows:

December 31,	2019	2018
Gross Carrying Value	$39,500	$39,500
Accumulated Amortization	(24,951)	(21,452)
Net Carrying Value	$14,549	$18,048
The customer relationship intangible assets are amortized on an accelerated basis over a 14 year period. Amortization expense associated with intangible assets for the years ended December 31, 2019, 2018 and 2017 was $3.5 million, $3.9 million and $4.3 million, respectively.

The expected future amortization expense for intangible assets as of December 31, 2019, is as follows:

Year Ending December 31,
2020	$3,122
2021	2,746
2022	2,370
2023	1,994
2024	1,618
Thereafter	2,699
Total	$14,549

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Goodwill

Goodwill consists of the following:

Balance at December 31, 2017	$35,633
Goodwill impairment	35,633
Balance at December 31, 2018	$—
Goodwill impairment	—
Balance at December 31, 2019	$—

During the annual testing for potential impairment of goodwill in 2018, management performed an assessment of the Company's patient and education finance reporting unit (PEF), which is the only reporting unit with goodwill. Upon completion of the annual impairment test, the Company recorded a goodwill impairment expense of $35.6 million during the second quarter of 2018, resulting in full impairment of the remaining goodwill of PEF.

12. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

December 31,	2019	2018
Accrued expenses	$36,797	$42,507
Accrued compensation	30,484	36,105
Transaction fee refund reserve	25,541	19,543
Contingent liabilities (1)	16,000	12,750
Deferred revenue	13,688	9,420
Loan trailing fee liability, at fair value	11,099	10,010
Payable to issuing banks	1,332	1,182
Deferred rent (2)	—	16,211
Other	7,695	4,390
Total accrued expenses and other liabilities	$142,636	$152,118

(1)	See “Note 19. Commitments and Contingencies” for further information.

(2)
The Company adopted ASU 2016-02, Leases, as of January 1, 2019. As such, effective January 1, 2019, deferred rent is included within operating lease liabilities on the Company’s consolidated balance sheets. For additional information, see “Note 2. Summary of Significant Accounting Policies” and “Note 18. Leases.”

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

13. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents other cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) were as follows:

Year Ended December 31,	2019
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on securities available for sale	$(526)	$216	$(742)
Other comprehensive income (loss)	$(526)	$216	$(742)

Year Ended December 31,	2018
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on securities available for sale	$252	$83	$169
Other comprehensive income (loss)	$252	$83	$169

Year Ended December 31,	2017
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on securities available for sale	$184	$(591)	$775
Other comprehensive income (loss)	$184	$(591)	$775

Accumulated other comprehensive income (loss) balances were as follows:

Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(5)
Change in net unrealized gain (loss) on securities available for sale	169
Less: Other comprehensive income (loss) attributable to noncontrolling interests	7
Balance at December 31, 2018	$157
Change in net unrealized gain (loss) on securities available for sale	(742)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(20)
Balance at December 31, 2019	$(565)

14. Debt

Credit Facilities and Securities Sold Under Repurchase Agreements

The Company may enter into arrangements in the ordinary course of business pursuant to which the Company can incur indebtedness. Below is a description of certain of these arrangements:

Warehouse Credit Facilities

Through wholly-owned subsidiaries, the Company entered into secured warehouse credit facilities (Warehouse Facilities) with certain lenders from 2017 to 2019 to finance the Company’s personal loans and auto refinance loans and to pay fees and expenses related to the applicable facilities. Each subsidiary entered into a credit agreement and

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

security agreement with a commercial bank as administrative agent and a national banking association as collateral trustee and paying agent.

As of December 31, 2019, the warehouse facilities used to finance our personal loans (Personal Loan Warehouse Credit Facilities) have a combined borrowing capacity of $750.0 million (which will be reduced to $700.0 million on January 15, 2020) on a revolving basis and have “Commitment Termination Dates” ranging from March 2020 to October 2020, at which point the Company’s ability to borrow additional funds ends. Under the respective agreements, if not amended, extended, or replaced, any outstanding debt on the Commitment Termination Dates would be repaid as an amortizing term loan until the facility’s final maturity date. The Company is working to amend and extend the Commitment Termination Dates of these Personal Loan Warehouse Credit Facilities. The final maturity date occurs at the earlier of twelve months after the Commitment Termination Date and three years after these Personal Loan Warehouse Credit Facilities were executed, and any remaining debt is due in full at such time. Under the respective agreements, the Personal Loan Warehouse Credit Facilities mature between January 2021 and March 2022.

The warehouse facility to finance auto refinance loans (Auto Loan Warehouse Credit Facility) is a $34.2 million term loan that matures in June 2021, which has an outstanding balance of $14.3 million as of December 31, 2019. The amount borrowed under this Auto Loan Warehouse Credit Facility amortizes over time through regular principal and interest payments collected from the auto refinance loans that serve as collateral.

The creditors of the Personal Loan and Auto Loan Warehouse Credit Facilities have no recourse to the general credit of the Company. Borrowings under these facilities bear interest at an annual benchmark rate of LIBOR (London Inter-bank Offered Rate) or at an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans, or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement), plus a spread ranging from 1.85% to 2.50%. Interest is payable monthly. Borrowings may be prepaid without penalty. In addition, the Personal Loan Warehouse Credit Facilities require payment of a monthly unused commitment fee ranging from 0.375% to 1.25% per annum on the average undrawn portion available.

The Personal Loan and Auto Loan Warehouse Credit Facilities contain certain covenants. As of December 31, 2019, the Company was in material compliance with all applicable covenants under the respective credit agreements.
As of December 31, 2019 and 2018, the Company had $387.3 million and $306.8 million in aggregate debt outstanding under the Personal Loan and Auto Loan Warehouse Credit Facilities, respectively, with collateral consisting of loans at fair value of $551.5 million and $453.0 million included in “Loans held for sale by the Company at fair value,” respectively, and restricted cash of $25.1 million and $25.2 million included in the Consolidated Balance Sheets, respectively.

Revolving Credit Facility

In December 2015, the Company entered into a credit and guaranty agreement and a pledge and security agreement with several lenders and a financial services company, as collateral agent, for an aggregate $120.0 million secured revolving credit facility (Revolving Facility).

The Company may borrow under the Revolving Facility until December 17, 2020. Repayment of any outstanding proceeds are payable on December 17, 2020, but may be prepaid without penalty.

Borrowings under the Revolving Facility bear interest, at the Company’s option, at an annual rate of LIBOR plus a spread of 1.75% to 2.00%, which is fixed for a Company-selected interest period of one, two, three, six or twelve months, or at an alternative base rate (which is tied to either the prime rate, federal funds effective rate plus 0.50%, or the adjusted eurocurrency rate plus 1.00%, as defined in the credit agreement) plus a spread of 0.75% to 1.00%.

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

The Revolving Facility contains certain covenants. As of December 31, 2019, the Company was in material compliance with all applicable covenants in the credit and guaranty agreement.

The Company had $60.0 million and $95.0 million in debt outstanding under the Revolving Facility as of December 31, 2019 and 2018, respectively.

Repurchase Agreements

In 2018 and 2019, the Company entered into repurchase agreements pursuant to which the Company may sell securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash, primarily to finance securities retained from the Company’s Structured Program transactions. The Company is subject to margin calls based on the fair value of the securities to be repurchased. As of December 31, 2019 and 2018, the Company had $140.2 million and $57.0 million in aggregate debt outstanding under its repurchase agreements, respectively, of which, at December 31, 2019, $64.5 million had contractual repurchase dates ranging from February 2020 to December 2026 and $75.7 million is subject to a repurchase date in March 2020 that requires counterparty approval to extend such repurchase date. The contractual repurchase dates correspond to either a set repurchase schedule or to the maturity dates of the underlying securities, which have a weighted-average estimated life from 1.1 to 1.4 years. The repurchase agreements bear interest at a rate that is based on a benchmark of the three-month LIBOR rate or the weighted-average interest rate of the securities sold plus a spread of 0.65% to 2.50%. Securities sold are included in “Credit facilities and securities sold under repurchase agreements” on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, the Company had $174.8 million and $64.1 million, respectively, of underlying assets sold under repurchase agreements.

Payable to Securitization Note and Certificate Holders

In November 2019, the Company sponsored a securitization transaction through a master trust consisting of $44.7 million in unsecured personal whole loans. The trust sold certificate participations to third-party investors in an amount equal to 95% of the loans for $42.5 million in net proceeds. The remaining certificate participations and the residual interest were retained by the Company. The Company is the primary beneficiary of the trust, which is consolidated. As of December 31, 2019, the certificate participations held by third-party investors of $40.6 million are included in “Payable to securitization note and certificate holders” in the Consolidated Balance Sheets and were secured by loans held for investment by the Company at fair value of $40.3 million and restricted cash of $2.9 million included in the Consolidated Balance Sheets.

As of December 31, 2018, the Company was the primary beneficiary of a securitization trust that was consolidated. The notes held by third-party investors and the related unamortized debt issuance costs of $256.4 million are included in “Payable to securitization note and certificate holders” in the Consolidated Balance Sheets and were secured by loans held for sale by the Company at fair value of $286.3 million and restricted cash of $9.3 million included in the Consolidated Balance Sheets. In May 2019, the Company sold a portion of the residual certificates and no longer holds significant variable interest in the securitization trust. As a result, the Company deconsolidated the securitization trust, including the derecognition of the payable to securitization note holders.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

15. Secured Borrowings

In October 2017, LendingClub Asset Management, LLC (LCAM), a wholly-owned subsidiary of LendingClub that previously acted as the general partner for certain private funds, initiated the wind-down of six funds by redeeming the LC Trust certificates issued to the funds and transferring the loan participations underlying the redeemed certificates to third party investors. Certain of the loan participations for two of the funds transferred did not meet the definition of participating interests because the Company provided a credit support agreement under which the investor has a recourse to the Company for credit losses. The transfer of these loan participations from these two funds was accounted for as a secured borrowing and the underlying whole loans were not derecognized from the Company’s Consolidated Balance Sheets. The Company elected the fair value option for the secured borrowings.

As of December 31, 2019, the fair value of the secured borrowings was $20.1 million, secured by loans at fair value of $18.0 million included in “Loans held for investment at fair value” in the Consolidated Balance Sheets. As of December 31, 2018, the fair value of the secured borrowings was $80.6 million, secured by loans at fair value of $76.5 million included in “Loans held for investment at fair value” in the Consolidated Balance Sheets. Changes in the fair value of the secured borrowings are partially offset by the associated loan participations, and the net effect results in changes in fair value of the credit support agreement through earnings. As of December 31, 2019 and 2018, the fair value of this credit support agreement was $2.2 million and $2.8 million, respectively. The fair value of the credit support agreement is equal to the present value of the probability-weighted estimate of expected payments over a range of loss scenarios. See “Note 6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings” for additional information.

16. Employee Incentive and Retirement Plans

The Company’s 2014 Equity Incentive Plan (EIP) provides for granting awards, including RSUs, PBRSUs and stock options to employees, officers and directors. In addition, the Company offers a retirement plan to eligible employees.

Common Stock Reserved for Future Issuance

As of December 31, 2019 and 2018, the Company had shares of common stock reserved for future issuance as follows:

December 31,	2019	2018
Unvested RSUs, PBRSUs and stock options outstanding	12,323,868	12,047,376
Available for future RSU, PBRSU and stock option grants	12,861,058	10,387,200
Available for ESPP	3,123,203	2,307,400
Total reserved for future issuance (1)	28,308,129	24,741,976

(1)	All share information has been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Stock-based Compensation

Stock-based compensation expense was as follows for the periods presented:

Year Ended December 31,	2019	2018	2017
RSUs and PBRSUs	$70,772	$66,005	$54,116
Stock options	2,383	7,387	15,103
ESPP	484	1,695	1,605
Stock issued related to acquisition	—	—	159
Total stock-based compensation expense	$73,639	$75,087	$70,983

The following table presents the Company’s stock-based compensation expense recorded in the Consolidated Statements of Operations:

Year Ended December 31,	2019	2018	2017
Sales and marketing	$6,095	$7,362	$7,654
Origination and servicing	3,155	4,322	4,804
Engineering and product development	19,860	20,478	22,047
Other general and administrative	44,529	42,925	36,478
Total stock-based compensation expense	$73,639	$75,087	$70,983

The Company capitalized $6.3 million, $9.1 million and $9.2 million of stock-based compensation expense associated with developing software for internal use during the years ended December 31, 2019, 2018 and 2017, respectively.

In 2016, the board of directors approved incentive retention awards to certain members of the executive management team and other key personnel. These incentive awards consisted of an aggregate of $16.3 million of RSUs and $18.6 million of cash. These incentive retention awards were recognized as compensation expense ratably through May 2017.

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs during the year ended December 31, 2019:

	Number of Units (1)	Weighted- Average Grant Date Fair Value (1)
Unvested at December 31, 2018	8,639,802	$20.23
Granted	7,531,283	$15.23
Vested	(3,545,198)	$20.43
Forfeited/expired	(3,028,483)	$18.49
Unvested at December 31, 2019	9,597,404	$16.78

(1)	Amounts have been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

During the year ended December 31, 2019, the Company granted 7,531,283 RSUs with an aggregate fair value of $114.7 million.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

As of December 31, 2019, there was $151.0 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 2.8 years.

Performance-based Restricted Stock Units

PBRSUs are equity awards that are earned, and eligible for time-based vesting, based upon the achievement of certain pre-established performance metrics over a specific performance period. Depending on the level of achievement of the pre-established performance targets, the PBRSUs earned and eligible for time-based vesting can range from 0% to 200% of the target amount. PBRSUs granted under the Company’s EIP generally have a one-year performance period with the earned shares, if any, vesting over an additional approximately two-year period. Over the performance period, the number of PBRSUs that may be earned and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the pre-established performance metrics.

During the first quarter of 2019, the Company expanded the use of its PBRSU program to nearly all of the executive team. The following table summarizes the activities for the Company’s PBRSUs during the year ended December 31, 2019:

	Number of Units (1)	Weighted- Average Grant Date Fair Value (1)
Unvested at December 31, 2018	254,643	$18.54
Granted	373,810	$16.42
Vested	(97,776)	$18.91
Forfeited/expired (2)	(59,088)	$17.32
Unvested at December 31, 2019	471,589	$16.94

(1)	Amounts have been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

(2)	Represents the portion of PBRSUs granted in 2018 that were unearned as a result of not achieving certain pre-established performance metrics during the performance period.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized $3.9 million, $2.8 million and $1.0 million in stock-based compensation expense related to these PBRSUs, respectively.

As of December 31, 2019, there was $3.3 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 1.7 years.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Stock Options

The following table summarizes the activities for the Company’s stock options during 2019:

	Number of Options (1)	Weighted-Average Exercise Price Per Share (1)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (2) (in thousands)
Outstanding at December 31, 2018	3,152,929	$25.80
Granted	—	$—
Exercised	(470,666)	$1.85
Forfeited/Expired	(427,375)	$33.74
Outstanding at December 31, 2019	2,254,888	$29.27	4.2	$5,528
Exercisable at December 31, 2019	2,193,730	$29.16	4.1	$5,528

(1)	Amounts have been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $12.62 as reported on the New York Stock Exchange on December 31, 2019.

The aggregate intrinsic value of options exercised was $5.9 million, $1.9 million and $27.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total fair value of stock options vested for the years ended December 31, 2019, 2018 and 2017 was $2.8 million, $9.8 million and $19.6 million, respectively.

As of December 31, 2019, the total unrecognized compensation cost related to outstanding stock options was $0.8 million, which is expected to be recognized over the next 0.5 years.

There were no stock options granted during the years ended December 31, 2019, 2018 and 2017.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan (ESPP) became effective on December 11, 2014. The Company’s ESPP allowed eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to plan limitations. Payroll deductions were accumulated during six-month offering periods. The purchase price for each share of common stock was 85% of the lower of the fair market value of the common stock on the first business day of the offering period or on the last business day of the offering period. In connection with the Company’s cost structure simplification efforts, future purchases through the Company’s ESPP were suspended effective upon the completion of the most recent offering period on May 10, 2019.

The Company’s employees purchased 163,970, 361,840 and 261,907 shares of common stock under the ESPP during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, 2018 and 2017, a total of 3,123,203, 2,307,400 and 1,739,199 shares remain reserved for future issuance, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The fair value of stock purchase rights granted to employees under the ESPP was measured on the grant date using the Black-Scholes option pricing model. The compensation expense related to ESPP purchase rights was recognized on a straight-line basis over the six-month requisite service period. We used the following assumptions in estimating the fair value of the grants under the ESPP, which were derived using the same methodology applied to stock option assumptions:

Year Ended December 31,	2018	2017
Expected dividend yield	—	—
Weighted-average assumed stock price volatility	54.6%	45.1%
Weighted-average risk-free interest rate	2.29%	1.21%
Weighted-average expected life (in years)	0.50	0.50

For the years ended December 31, 2018 and 2017, the dates of the assumptions were May 11, 2018 and November 11, 2018 and May 11, 2017 and November 11, 2017, respectively. There were no dates of assumption under the ESPP in 2019.

Retirement Plan

Upon completing 90 days of service, employees may participate in the Company’s qualified retirement plan that is governed by section 401(k) of the IRS Code. Participants may elect to contribute a portion of their annual compensation up to the maximum limit allowed by federal tax law. In the first quarter of 2016, the Company approved an employer match of up to 4% of an employee’s eligible compensation with a maximum annual match of $5,000 per employee. The total expense for the employer match for the years ended December 31, 2019, 2018 and 2017 was $4.5 million, $5.0 million and $4.4 million, respectively.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

17. Income Taxes

Loss before income tax expense (benefit) less income (loss) attributable to noncontrolling interests was $(30.9) million, $(128.3) million and $(153.2) million for the years ended December 31, 2019, 2018 and 2017, respectively. Income tax expense (benefit) consisted of the following for the periods shown below:

Year Ended December 31,	2019	2018	2017
Current:
Federal	$(141)	$(57)	$498
State	(60)	100	134
Total current tax expense (benefit)	$(201)	$43	$632

Deferred:
Federal	$—	$—	$—
State	—	—	—
Total deferred tax expense (benefit)	$—	$—	$—
Income tax expense (benefit)	$(201)	$43	$632

Income tax benefit and expense for the years ended December 31, 2019 and 2017, respectively, were primarily attributable to the tax effects of unrealized gains recorded to other comprehensive income associated with the Company’s available for sale portfolio. Income tax expense for the year ended December 31, 2018 was primarily attributable to current state income taxes, partially offset by the tax effects of unrealized gains recorded to other comprehensive income associated with the Company’s available for sale portfolio.

A reconciliation of the income taxes expected at the statutory federal income tax rate and income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017, is as follows:

Year Ended December 31,	2019	2018	2017
Tax at federal statutory rate	$(6,499)	$(26,936)	$(52,089)
State tax, net of federal tax benefit	(60)	100	42
Stock-based compensation expense	4,773	6,559	3,171
Research and development tax credits	(2,336)	(7,839)	(5,022)
Change in valuation allowance	(802)	19,140	(3,532)
Change in unrecognized tax benefit	1,168	3,920	2,922
Tax rate change	—	—	53,048
Non-deductible expenses	3,250	5,143	2,212
Other	305	(44)	(120)
Income tax expense (benefit)	$(201)	$43	$632

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 were:

December 31,	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$118,090	$128,193
Stock-based compensation	11,480	11,434
Reserves and accruals	23,008	25,373
Operating lease liabilities	33,824	—
Goodwill	19,818	21,580
Intangible assets	3,074	2,782
Tax credit carryforwards	16,679	14,363
Other	498	908
Total deferred tax assets	226,471	204,633
Valuation allowance	(169,526)	(169,291)
Deferred tax assets – net of valuation allowance	$56,945	$35,342

Deferred tax liabilities:
Internally developed software	$(20,225)	$(21,813)
Servicing fees	(4,389)	—
Depreciation and amortization	—	(4,137)
Operating lease assets	(28,224)	—
Change in tax method	(3,988)	(7,349)
Other	(119)	(2,043)
Total deferred tax liabilities	$(56,945)	$(35,342)
Deferred tax asset (liability) – net	$—	$—

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2019 and 2018, the valuation allowance was $169.5 million and $169.3 million, respectively.

As of December 31, 2019, the Company had federal and state net operating loss (NOL) carryforwards of approximately $397.3 million and $442.3 million, respectively, to offset future taxable income. The federal and majority of state NOL carryforwards start expiring in 2026 and 2028, respectively. Additionally, as of December 31, 2019, the Company had federal and state research and development credit carryforwards of $16.3 million and $16.4 million, respectively. The federal research credit carryforwards will expire beginning in 2026 and the state research credits may be carried forward indefinitely. As of December 31, 2019, the Company also had other state tax credit carryforwards of $2.2 million, which will expire beginning in 2020.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017, is as follows:

Year Ended December 31,	2019	2018	2017
Beginning balance	$13,377	$7,784	$3,246
Gross increase for tax positions related to prior years	—	2,744	2,330
Gross increase for tax positions related to the current year	2,621	2,849	2,208
Ending balance	$15,998	$13,377	$7,784

If the unrecognized tax benefit as of December 31, 2019 is recognized, there will be no effect on the Company’s effective tax rate as the tax benefit would increase a deferred tax asset, which is currently offset with a full valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. As of December 31, 2019, the Company had no accrued interest and penalties related to unrecognized tax benefits. The Company does not expect any significant increases or decreases to its unrecognized benefits within the next twelve months.

The Company files income tax returns in the United States and various state jurisdictions. As of December 31, 2019, the Company’s federal tax returns for 2015 and earlier, and the state tax returns for 2014 and earlier were no longer subject to examination by the taxing authorities. However, tax periods closed in a prior period may be subject to audit and re-examination by tax authorities for which tax carryforwards are utilized in subsequent years.

18. Leases

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space for its origination and servicing operations in the Salt Lake City area, Utah, and Westborough, Massachusetts. As of December 31, 2019, the lease agreements have remaining lease terms ranging from approximately two years to ten years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years and some of them include options to terminate the lease with six months’ prior notice. In addition, the Company is the sublessor of a portion of its office space in San Francisco, with lease terms ranging from two years to three years. As of December 31, 2019, the Company pledged $0.9 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

Balance sheet information as of December 31, 2019 related to leases was as follows:

ROU Assets and Lease Liabilities	December 31, 2019
Operating lease assets	$93,485
Operating lease liabilities (1)	$112,344

(1)
The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent, which prior to January 1, 2019 was included as a separate liability within “Accrued expenses and other liabilities.”

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Components of net lease costs for the years ended December 31, 2019, 2018 and 2017, were as follows:

		Year Ended December 31,
Net Lease Costs	Income Statement Classification	2019	2018	2017
Operating lease costs (1)	Other general and administrative expense	$(19,502)	$(17,183)	$(15,780)
Sublease revenue	Other revenue	4,637	397	391
Net lease costs		$(14,865)	$(16,786)	$(15,389)

(1)	Includes variable lease costs of $1.6 million, $0.6 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Supplemental cash flow information related to the Company’s operating leases for the year ended December 31, 2019 was as follows:

Year Ended December 31,	2019
Non-cash operating activity:
Leased assets obtained in exchange for new operating lease liabilities (1)	$15,277

(1)	Represents non-cash activity and, accordingly, is not reflected in the Consolidated Statements of Cash Flows.

The Company’s future minimum undiscounted lease payments under operating leases and anticipated sublease revenue as of December 31, 2019 were as follows:

	Operating Lease Payments	Sublease Revenue	Net
2020	$18,219	$(6,369)	$11,850
2021	18,649	(6,560)	12,089
2022	15,010	(2,906)	12,104
2023	11,663	—	11,663
2024	12,002	—	12,002
Thereafter	74,497	—	74,497
Total lease payments (1)	$150,040	$(15,835)	$134,205
Discount effect	37,696
Present value of future minimum lease payments	$112,344

(1)
As of December 31, 2019, the Company entered into an additional operating lease which has not yet commenced and is therefore not part of the table above nor included in the lease right-of-use asset and liability. This lease will commence when the Company obtains possession of the underlying asset, which is expected to be on April 1, 2020. The lease term is nine years and has an undiscounted future rent payment of approximately $8.7 million.

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (in years)	9.67
Weighted-average discount rate	5.75%

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

19. Commitments and Contingencies

Operating Lease Commitments

For discussion regarding the Company’s operating lease commitments, see “Note 18. Leases.”

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, which serves as the Company’s primary issuing bank for loans facilitated through the Company’s platform, WebBank retains ownership of the loans it originates for two business days after origination. As part of this arrangement, the Company is committed to purchase the loans at par plus accrued interest, at the conclusion of the two business days. As of December 31, 2019 and 2018, the Company was committed to purchase loans with an outstanding principal balance of $91.3 million and $55.9 million at par, respectively.

Loan Repurchase Obligations

The Company is generally required to repurchase loans or interests therein in the event of identity theft or certain other types of fraud on the part of the borrower or education and patient service providers. The Company may also repurchase loans or interests therein in connection with certain customer accommodations. In connection with certain whole loan and Certificate Program sales, as well as to facilitate access to securitization markets, the Company has agreed to repurchase loans if representations and warranties made with respect to such loans are breached under certain circumstances. In the case of certain securitization transactions, the Company has also agreed to repurchase or substitute loans for which a borrower fails to make the first payment due under a loan. The Company believes such provisions are customary and consistent with institutional loan and securitization market standards.

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

As a result of the loan repurchase obligations described above, the Company repurchased $5.5 million, $4.0 million and $2.2 million in loans or interests therein during 2019, 2018 and 2017 respectively.

Purchase Commitments

As required by applicable regulations, the Company must make firm offers of credit with respect to prescreened direct mail it sends out to prospective applicants provided such applicants continue to meet the credit worthiness criteria which were used to screen them at the time of their application. If such loans are accepted by the applicants but not otherwise funded by investors on the platform, the Company is required to facilitate funding for the loans directly with its issuing bank partners. The Company was not required to purchase any such loans during 2019. Additionally, loans in the process of being facilitated through the Company’s platform and originated by the Company’s issuing bank partner at December 31, 2019, were substantially funded in January 2020. As of the date of this Report, no loans remained without investor commitments and the Company was not required to purchase any of these loans.

In addition, if neither the Company nor Springstone can arrange for other investors to invest in or purchase loans that Springstone facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner, the Company and Springstone are contractually committed to purchase these

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

loans. As of December 31, 2019 and 2018, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s Consolidated Balance Sheets. During the year ended December 31, 2019, the Company was required to purchase $45.3 million of loans facilitated by Springstone. These purchased loans are held on the Company’s Consolidated Balance Sheets and have a fair value of $45.7 million and $26.6 million as of December 31, 2019 and 2018, respectively. The Company believes it will be required to purchase additional loans facilitated by Springstone in 2020 as it seeks to arrange for other investors to invest in or purchase these loans.

Legal

The Company is subject to various claims brought in a litigation or regulatory context. These matters include lawsuits and federal regulatory actions, including but not limited to putative class action lawsuits, derivative lawsuits, and litigation with the FTC. In addition, the Company continues to cooperate in federal and state regulatory examinations, investigations, and actions relating to the Company’s business practices and licensing, and is a party to a number of routine litigation matters arising in the ordinary course of business. The majority of these claims and proceedings relate to or arise from alleged state or federal law and regulatory violations, or are alleged commercial disputes or consumer complaints. The Company accrues for costs related to contingencies when a loss from such claims is probable and the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable and the loss can be reasonably estimated, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, the Company does not accrue for a potential litigation loss. In those situations, the Company discloses an estimate or range of the reasonably possible losses, if such estimates can be made. Except as otherwise specifically noted below, at this time, the Company does not believe that it is possible to estimate the reasonably possible losses or a range of reasonably possible losses related to the matters described below.

Derivative Lawsuits

In May 2016 and August 2016, respectively, two putative shareholder derivative actions were filed (Avila v. Laplanche, et al., No. CIV538758 and Dua v. Laplanche, et al., CGC-16-553731) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. Both actions were voluntarily dismissed without prejudice. On December 14, 2016, another putative shareholder derivative action was filed in the Delaware Court of Chancery (Steinberg, et al. v. Morris, et al., C.A. No. 12984-CB), against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. In addition, on August 18, 2017, another putative shareholder derivative action was filed in the Delaware Court of Chancery (Fink, et al. v. Laplanche, et al., C.A. No. 2017-0600). These matters arise from claims that the Board allegedly breached its fiduciary duty by failing to provide adequate oversight over the Company’s practices and procedures, and purport to plead derivative claims under Delaware law. The Court ultimately consolidated the cases, selecting the Steinberg plaintiffs as lead plaintiffs, and designating the Steinberg complaint as the operative complaint (consolidated Delaware matter). In June 2018, the Company and the individual defendants brought a motion to dismiss the consolidated Delaware matter on demand futility grounds or in the alternative to stay the matter. Defendants in the consolidated Delaware matter later consented to the filing of a supplemental consolidated complaint in the case, and the plaintiffs filed that supplemental complaint on January 11, 2019. The Company and individual defendants in the case filed motions to dismiss the supplemental complaint on February 22, 2019. A hearing on these motions was held on July 17, 2019. On October 31, 2019, the Court issued a ruling dismissing the supplemental complaint for failure to plead that a majority of the directors on the Company’s board would have been unable to impartially consider a pre-suit demand. Plaintiffs did not file an appeal of the Court’s ruling by the deadline to file an appeal. The consolidated Delaware matter is therefore concluded.

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

In July 2018, the Company and the individual defendants brought a motion to dismiss the Sawyer matter on the grounds that the action was not filed within the applicable statute of limitations. The Court granted that motion and judgment was entered in favor of the defendants. The Sawyer plaintiff also attempted to intervene in a previously filed derivative action in the U.S. District Court for the Northern District of California (Stadnicki v. LaPlanche, et al., No. 3:16-cv-03072). The Company and the individual defendants opposed the intervention, and the original Stadnicki plaintiff moved to voluntarily dismiss the case. The motion to intervene was denied and the motion to voluntarily dismiss the Stadnicki action was granted. Notices of appeal were filed in both the Sawyer and Stadnicki actions. The appeal in the Sawyer matter has been dismissed at the Sawyer plaintiff’s request. The appeal in the Stadnicki matter remains pending and oral argument in that appeal was heard on February 3, 2020. It is not possible for the Company to predict the outcome of the Stadnicki action at this time.

FTC Lawsuit

In 2016, the Company received a formal request for information from the Federal Trade Commission (FTC). The FTC commenced an investigation concerning certain of the Company’s policies and practices and related legal compliance.

On April 25, 2018, the FTC filed a complaint in the Northern District of California (FTC v. LendingClub Corporation, No. 3:18-cv-02454) alleging causes of action for violations of the FTC Act, including claims of deception in connection with disclosures related to the origination fee associated with loans available through the Company’s platform, and in connection with communications relating to the likelihood of loan approval during the application process, and a claim of unfairness relating to certain unauthorized charges to borrowers’ bank accounts. The FTC’s complaint also alleged a violation of the Gramm-Leach-Bliley Act regarding the Company’s practices in delivering its privacy notice. In June 2018, the Company brought a motion to dismiss the FTC’s complaint, which was heard on September 13, 2018. In an order dated October 3, 2018, the Court denied the motion in part and granted the motion in part, providing the FTC with leave to amend its pleadings. On October 22, 2018, the FTC filed an amended complaint which reasserted the same causes of action from the original complaint. On November 13, 2018, the Company filed an answer to the amended complaint. The FTC subsequently filed a motion seeking to strike certain affirmative defenses pled in the answer and the Company filed an opposition to the motion. On April 29, 2019, the Court issued a ruling denying the FTC’s motion in part and granting it in part and allowing the Company to replead certain of the affirmative defenses that were the subject of the FTC’s motion. The Company filed an amended answer in the case on May 29, 2019. The discovery period in the case is closed. The Court has issued scheduling orders that set various deadlines in the case, including a June 22, 2020 trial commencement date. The Company denies, and will continue to vigorously defend against, the claims asserted in this case. Notwithstanding the Company’s vigorous defense, the Company and the FTC have participated in voluntary settlement conferences and may engage in additional settlement discussions. No assurances can be given as to the timing, outcome or consequences of this matter.

Class Action Lawsuits Following Announcement of FTC Litigation

In May 2018, following the announcement of the FTC’s litigation against the Company, putative shareholder class action litigation was filed in the U.S. District Court of the Northern District of California (Veal v. LendingClub Corporation et.al., No. 5:18-cv-02599) against the Company and certain of its current and former officers and

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

directors alleging violations of federal securities laws in connection with the Company’s description of fees and compliance with federal privacy law in securities filings. The Court appointed lead plaintiffs and lead counsel for the litigation in November 2018. On January 7, 2019, the lead plaintiffs filed a consolidated amended class action complaint which asserts the same causes of action as the original complaint and adds additional allegations. On March 8, 2019, the Company and the individual defendants in the case filed motions to dismiss the consolidated amended class action complaint. A hearing on these motions was held on September 26, 2019. On November 4, 2019, the Court issued a written order granting defendants’ motions to dismiss with leave to amend. Plaintiff filed a Second Amended Complaint on December 19, 2019, which modifies and adds certain allegations and drops one of the former officer defendants as a defendant in the case, but otherwise advances the same causes of action. Defendants filed a motion to dismiss the Second Amended Complaint on January 28, 2020. This lawsuit is in the early stages. The Company denies and will vigorously defend against the allegations. No assurances can be given as to the timing, outcome or consequences of this matter.

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

In August 2019, a putative shareholder derivative action was filed in the Court of Chancery for the State of Delaware (Fisher v. Sanborn, et al., Case No. 2019-0631) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This lawsuit advances allegations similar to those in the consolidated Baron/Cheekatamarla actions and the Veal action discussed above and accuses the individual defendants of breaching their fiduciary duties by failing to adequately monitor the Company and prevent it from engaging in the purported regulatory violations alleged by the FTC and by causing the Company to make allegedly false and misleading public statements (as alleged in the Veal action). The lawsuit also alleges that certain of the individual defendants breached their fiduciary duties by selling Company shares while in possession of

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

material, non-public information. On October 11, 2019, the Company and the individual defendants filed a motion to dismiss the complaint. In November 2019, rather than opposing defendants motion to dismiss, the plaintiff filed an amended complaint. That same month, the Company and the individual defendants named in the amended complaint filed a motion to dismiss that amended complaint. On January 17, 2020, rather than opposing defendants motion to dismiss, the plaintiff filed a second amended complaint. On January 24, 2020, defendants filed a motion to strike the second amended complaint as improper. No assurances can be given as to the timing, outcome or consequences of this matter.

Regulatory Investigation by the State of Massachusetts

In June 2018, the Company received a civil investigative demand from the office of the Attorney General of the State of Massachusetts. The investigation relates to the advertisement, provision and servicing of personal loans to Massachusetts’ consumers facilitated by the Company. The Company is cooperating with the investigation. The Company and the Attorney General’s Office have recently communicated regarding questions and concerns the Attorney General’s Office has regarding the Company’s compliance with the Massachusetts Small Loan Law and the Small Loan Rate Order promulgated under it. The Attorney General’s Office has also sent additional information requests to the Company. The Company has finalized an Assurance of Discontinuance with the Attorney General’s Office to resolve the investigation, the terms of which are not material to the Company’s financial position or results of operations.

In December 2019, the Massachusetts Division of Banks raised concerns pertaining to the Company’s compliance with the Massachusetts Small Loan Law similar to those the Massachusetts Attorney General’s Office raised during its investigation of the Company. No assurances can be given as to the timing, outcome or consequences of this matter; however, it could result in claims or actions against the Company, including litigation, regulatory enforcement actions, injunctions, monetary damages, fines or penalties, impact our licenses in Massachusetts, or require us to change our business practices or expend operational resources, all of which could result in a material loss or otherwise harm our business.

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

The Company has had discussions with the Colorado Department of Law (CDL) concerning the licenses required for the Company’s servicing operations and the structure of its offerings in the State of Colorado. The Company has also had discussions with the CDL about entering into a terminable agreement with the CDL to, among other things: (i) toll the statutes of limitations on any action the CDL might bring against the Company based on the rates and charges on loans the Company facilitates and (ii) refrain from facilitating certain loans to borrowers located in Colorado available for investment by certain investors. No assurances can be given as to the timing, outcome or consequences of this matter.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Putative Class Actions

In September 2018, a lawsuit was filed against the Company in the State of New York (Accardo v. Lending Club, et al., 2:18-cv-05030-JS-AKT) asserting an individual claim under the federal Fair Credit Reporting Act against the Company. In early 2019, the plaintiff filed a motion for leave to amend his complaint in the case to assert a putative class claim under the Fair Credit Reporting Act. The plaintiff’s proposed amended complaint contends that LendingClub failed to conduct a reasonable investigation into plaintiff’s identity theft dispute and plaintiff seeks to represent a class of similarly situated individuals. The Company filed an opposition to plaintiff’s motion for leave to amend and also filed a motion to compel arbitration of plaintiff’s claim against the Company on an individual basis. The Court has denied the Company’s motion to compel arbitration and has ordered a trial on whether an arbitration agreement exists between the Company and Plaintiff. The Court also denied without prejudice Plaintiff’s motion for leave to amend. The Company has reached a tentative settlement with the plaintiff to resolve this matter, the terms of which are not material to the Company’s financial position or results of operations, and the parties are working to finalize a written settlement agreement. The Company denies and will vigorously defend against the allegations in the event the litigation continues. No assurances can be given as to the timing, outcome or consequences of this matter.

In February 2020, a putative class action lawsuit was filed against the Company in the U.S District Court for the Northern District of California (Erceg v. LendingClub Corporation, No. 3:20-cv-01153). The lawsuit alleges violations of California and Massachusetts law based on allegations that LendingClub recorded a call with plaintiff without notifying him that it would be recorded. Plaintiff seeks to represent a purported class of similarly situated individuals who had phone calls recorded by LendingClub without their knowledge and consent. LendingClub has not yet filed a formal response to plaintiff's complaint. No assurances can be given as to the timing, outcome or consequences of this matter.

California Private Attorneys General Lawsuit

In September 2018, a putative action under the California Private Attorney General Act was brought against the Company in the California Superior Court (Brott v. LendingClub Corporation, et al., CGC-18-570047) alleging violations of the California Labor Code. The complaint by a former employee alleges that the Company improperly failed to pay certain hourly employees for all wages owed, pay the correct rate of pay including overtime, and provide accurate wage statements. The lawsuit alleges that the plaintiff and aggrieved employees are entitled to recover civil penalties under the California Labor Code. On January 11, 2019, the Company filed a petition to compel arbitration of the plaintiff’s claims and stay the litigation pending a ruling on the motion and arbitration of the matter. Pursuant to the parties’ stipulation, in March 2019, the Court issued an order staying the lawsuit pending the parties’ participation in a mediation in September 2019. The parties have reached a resolution of this matter, the terms of which are not material to the Company’s financial position or results of operations. The resolution will require court approval. The parties have finalized a written settlement agreement and will seek the Court’s approval of the negotiated resolution.

Certain Financial Considerations Relating to Litigation and Investigations

With respect to the matters discussed above, the Company had $16.0 million and $12.8 million in accrued contingent liabilities as of December 31, 2019 and 2018, respectively. The increase in accrued contingent liabilities as of December 31, 2019 compared to December 31, 2018 was primarily related to litigation and regulatory matters of $3.3 million during 2019, which is included in “Other general and administrative” expense on the Company’s Consolidated Statements of Operations.

Class action and regulatory litigation expense related to significant governmental and regulatory investigations following the internal board review described more fully in “Management’s Discussion and Analysis of Financial

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Condition and Results of Operations – Board Review” contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, was $35.5 million and $77.3 million for the years ended December 31, 2018 and 2017, respectively. This expense is included in “Class action and regulatory litigation expense” on the Company’s Consolidated Statements of Operations. The Company had no class action and regulatory litigation expense for the year ended December 31, 2019.

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

Several of the Company’s executive officers and directors (including immediate family members) have made deposits and withdrawals to their investor accounts and purchased loans or interests therein. The Company believes all such transactions by related persons were made in the ordinary course of business and were transacted on terms and conditions that were not more favorable than those obtained by similarly situated third-party investors.

As of December 31, 2019, the Company had a $7.7 million investment and an approximate 23% ownership interest in an Investment Fund, a private fund that participates in a family of funds with other unrelated third parties. This family of funds purchases whole loans and interests in loans from the Company, as well as other assets from third parties unrelated to the Company. The Company’s investment in the Investment Fund is recorded in “Other assets” on the Company’s Consolidated Balance Sheets.

During 2019, 2018 and 2017, the family of funds purchased $77 thousand, $6.6 million and $53.3 million, respectively, of whole loans. During 2019, 2018 and 2017, the Company earned $93 thousand, $262 thousand and $734 thousand in investor fees from this family of funds, and paid interest of $778 thousand, $2.9 million and

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

$7.4 million on the funds’ interests in whole loans, respectively. The Company believes that the investor fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors.

22. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2019, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, including as disclosed below, the Company has determined no additional subsequent events were required to be recognized or disclosed.

On February 18, 2020, the Company and Radius Bancorp, Inc. (Radius) entered into an Agreement and Plan of Merger, by and among the Company, a wholly owned-subsidiary of the Company, and Radius, pursuant to which the Company will acquire Radius and thereby acquire its wholly-owned subsidiary, Radius Bank (the Merger), in a cash and stock transaction valued at $185 million (of which $138.75 million is in cash and $46.25 million is in stock), plus certain purchase price and expense adjustments of up to $22 million. The closing of the Merger is subject to regulatory approval and other customary closing conditions, which the Company anticipates can be completed within 15 months, as well as customary transaction costs. The Merger will be accounted for as a business combination. The purchase price will be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date.

In order to facilitate compliance with federal banking regulations by the Company’s largest stockholder, Shanda Asset Management Holdings Limited and its affiliates (Shanda), on February 18, 2020, the Company entered into a Share Exchange Agreement pursuant to which Shanda will exchange all shares of the Company’s common stock held by Shanda for newly issued non-voting convertible preferred stock, series A (the Exchange). In connection with the Exchange, the Company will provide Shanda registration rights and a one-time cash payment of approximately $50 million. To deter future ownership positions in the Company’s securities in excess of thresholds set forth by the Federal Reserve under the Bank Holding Company Act, the Company adopted a Temporary Bank Charter Protection Agreement (the Charter Protection Agreement) which provides for the dilution of any person or group of persons that acquires: (i) 25% or more equity interest in the Company, or (ii) 7.5% or more of any class of the Company’s voting securities, which threshold shall automatically increase to 10% in connection with the closing of the Exchange. The Charter Protection Agreement is effective as of February 18, 2020, and will automatically expire on the earlier of the closing of the Merger or 18 months. The Company is evaluating the impact the Exchange will have on its consolidated financial statements.

23. Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited Consolidated Statements of Operations data for each of the eight quarters ended December 31, 2019. The unaudited quarterly statements of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the unaudited quarterly statements of operations data. Our historical results are not necessarily indicative of our future operating results. The following quarterly consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Report.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Quarter Ended	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net revenue:

Transaction fees	$149,951	$161,205	$152,207	$135,397

Interest income	74,791	77,820	92,562	100,172
Interest expense	(49,251)	(55,060)	(66,916)	(75,360)
Net fair value adjustments	(42,659)	(31,628)	(35,974)	(34,729)
Net interest income and fair value adjustments	(17,119)	(8,868)	(10,328)	(9,917)
Investor fees	30,258	30,271	32,272	31,731
Gain on sales of loans	20,373	18,305	13,886	15,152
Net investor revenue (1)	33,512	39,708	35,830	36,966

Other revenue	5,023	3,983	2,770	2,055

Total net revenue	188,486	204,896	190,807	174,418
Operating expenses:
Sales and marketing	67,222	76,255	69,323	66,623
Origination and servicing	22,203	27,996	24,931	28,273
Engineering and product development	41,080	41,455	43,299	42,546
Other general and administrative	57,607	59,485	64,324	56,876
Total operating expenses	188,112	205,191	201,877	194,318
Income (Loss) before income tax expense	374	(295)	(11,070)	(19,900)
Income tax expense (benefit)	140	97	(438)	—
Consolidated net income (loss)	234	(392)	(10,632)	(19,900)
Less: (Loss) Income attributable to noncontrolling interests	—	(9)	29	35
LendingClub net income (loss)	$234	$(383)	$(10,661)	$(19,935)
Other data:
Loan originations (2)	$3,083,129	$3,349,613	$3,129,520	$2,727,831
Weighted-average common shares – Basic (3)	88,371,672	87,588,495	86,719,049	86,108,871
Weighted-average common shares – Diluted (3)	88,912,677	87,588,495	86,719,049	86,108,871
Net income (loss) per share attributable to LendingClub: (3)
Basic	$0.00	$0.00	$(0.12)	$(0.23)
Diluted	$0.00	$0.00	$(0.12)	$(0.23)

(1)	See “Note 1. Basis of Presentation” for additional information.

(2)
Loan originations include loans facilitated through the platform plus outstanding purchase commitments at period end. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Operating and Financial Metrics” for additional information.

(3)	All share and per share information has been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Quarter Ended	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net revenue:

Transaction fees	$142,053	$137,781	$135,926	$111,182

Interest income	106,170	115,514	127,760	138,018
Interest expense	(83,222)	(90,642)	(100,898)	(110,843)
Net fair value adjustments	(25,865)	(19,554)	(26,556)	(28,713)
Net interest income and fair value adjustments	(2,917)	5,318	306	(1,538)
Investor fees	30,419	29,169	27,400	27,895
Gain on sales of loans	10,509	10,919	11,880	12,671
Net investor revenue (1)	38,011	45,406	39,586	39,028

Other revenue	1,457	1,458	1,467	1,457

Total net revenue	181,521	184,645	176,979	151,667
Operating expenses:
Sales and marketing	68,353	73,601	69,046	57,517
Origination and servicing	25,707	25,431	25,593	22,645
Engineering and product development	39,552	41,216	37,650	36,837
Other general and administrative	61,303	57,446	57,583	52,309
Goodwill impairment	—	—	35,633	—
Class action and regulatory litigation expense	—	9,738	12,262	13,500
Total operating expenses	194,915	207,432	237,767	182,808
Loss before income tax expense	(13,394)	(22,787)	(60,788)	(31,141)
Income tax expense (benefit)	18	(38)	24	39
Consolidated net loss	(13,412)	(22,749)	(60,812)	(31,180)
Less: Income attributable to noncontrolling interests	50	55	49	1
LendingClub net loss	$(13,462)	$(22,804)	$(60,861)	$(31,181)
Other data:
Loan originations (2)	$2,871,019	$2,886,462	$2,818,331	$2,306,003
Weighted-average common shares – Basic (3)	85,539,436	84,871,828	84,238,897	83,659,860
Weighted-average common shares – Diluted (3)	85,539,436	84,871,828	84,238,897	83,659,860
Net loss per share attributable to LendingClub: (3)
Basic	$(0.16)	$(0.27)	$(0.72)	$(0.37)
Diluted	$(0.16)	$(0.27)	$(0.72)	$(0.37)

(1)	See “Note 1. Basis of Presentation” for additional information.

(2)
Loan originations include loans facilitated through the platform plus outstanding purchase commitments at period end. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Operating and Financial Metrics” for additional information.

(3)	All share and per share information has been retroactively adjusted to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

LENDINGCLUB CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2019, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Under the supervision and with the participation of the Company’s CEO and CFO, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, has independently audited the effectiveness of our internal control over financial reporting and its report is included below.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LendingClub Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 19, 2020, expressed an unqualified opinion on those financial statements.

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
February 19, 2020

LENDINGCLUB CORPORATION

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders (Proxy Statement) and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the 2019 fiscal year.

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

Item 16. Form 10-K Summary

None.

LENDINGCLUB CORPORATION

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 18, 2020, by and among LendingClub Corporation, Radius Bancorp, Inc. and SC Sub I, Inc.	8-K	001-36771	2.1	February 19, 2020
3.1	Restated Certificate of Incorporation of LendingClub Corporation	8-K	000-54752	3.1	December 16, 2014
3.2	Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective July 5, 2019	10-Q	001-36771	3.1	August 7, 2019
3.3	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
4.1	Form of Indenture by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Amendment No. 3	333-151827	4.2	October 9, 2008
4.2	First Supplemental Indenture, dated as of July 10, 2009, by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Post-Effective Amendment No. 3	333-151827	4.3	July 23, 2009
4.3	Second Supplemental Indenture, dated as of May 5, 2010, by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Post-Effective Amendment No. 5	333-151827	4.5	May 6, 2010
4.4	Form of Three-Year Member Payment Dependent Note (included as Exhibit A to Exhibit 4.6)	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014
4.5	Form of Five-Year Member Payment Dependent Note (included as Exhibit B to Exhibit 4.6)	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014
4.6	Third Supplemental Indenture, dated as of October 3, 2014, by and between LendingClub Corporation and Wells Fargo Bank, National Association	S-1, Amendment No. 1	333-198393	4.6	October 20, 2014
4.7	Form of Common Stock Certificate of LendingClub Corporation	10-Q	001-36771	4.1	November 6, 2019
4.8	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	Form of Indemnity Agreement	S-1, Amendment No. 3	333-198393	10.1	December 1, 2014
10.2	LendingClub Corporation 2007 Stock Incentive Plan, as amended, and form of award agreement thereunder					X
10.3	2014 Equity Incentive Plan, and forms of award agreements thereunder					X
10.4	Form of Employment Agreement for Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.15	December 1, 2014
10.5	Form of Employment Agreement for Executive Officers other than Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.16	December 1, 2014
10.6	Form of Certificate Account Opening and Maintenance Agreement	S-1, Amendment No. 4	333-198393	10.30	December 8, 2014

LENDINGCLUB CORPORATION

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7	Lease Agreement, dated as of April 16, 2015, by and between LendingClub Corporation and 595 Market Street, Inc.	10-Q	001-36771	10.31	May 5, 2015
10.8	Form of Investor Agreement					X
10.9	Credit and Guaranty Agreement, dated as of December 17, 2015, among LendingClub Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the lenders party thereto	8-K	001-36771	10.1	December 22, 2015
10.10	Amendment No. 1 to Credit and Guaranty Agreement and Pledge and Security Agreement dated as of September 18, 2018	8-K	001-36771	10.1	September 21, 2018
10.11	Pledge and Security Agreement, dated December 17, 2015, by and among LendingClub Corporation, the grantors referred to therein and Morgan Stanley Senior Funding, Inc.	8-K	001-36771	10.2	December 22, 2015
10.12	Form of Master Loan Purchase Agreement					X
10.13	Form of Master Loan Servicing Agreement					X
10.14	Form of Borrower Agreement	10-Q	001-36771	10.1	May 8, 2019
10.15	Whole Loans Backup Servicing Agreement*	10-Q	001-36771	10.1	August 8, 2017
10.16	Fractional Loans Backup Servicing Agreement*	10-Q	001-36771	10.2	August 8, 2017
10.17	Loan and Receivable Sale Agreement, dated February 25, 2016, by and between the Company and WebBank*	8-K	001-36771	10.1	August 17, 2017
10.18	First Amendment to Loan and Receivable Sale Agreement dated July 23, 2019**	8-K	001-36771	10.2	July 29, 2019
10.19	Marketing and Program Management Agreement, dated February 25, 2016, by and between the Company and WebBank*	8-K	001-36771	10.2	August 17, 2017
10.20	First Amendment to Marketing and Program Management Agreement dated July 23, 2019**	8-K	001-36771	10.1	July 29, 2019
10.21	Amended and Restated Warehouse Credit Agreement dated March 25, 2019**	8-K/A	001-36771	10.1	June 6, 2019
10.22	Security Agreement dated October 10, 2017*	8-K/A	001-36771	10.2	December 4, 2017
10.23	Warehouse Credit Agreement dated January 23, 2018*†	8-K	001-36771	10.1	January 26, 2018
10.24	Security Agreement dated January 23, 2018†	8-K	001-36771	10.2	January 26, 2018
10.25	Warehouse Credit Agreement dated June 13, 2019	8-K	001-36771	10.1	June 19, 2019
10.26	Security Agreement dated June 13, 2019	8-K	001-36771	10.2	June 19, 2019
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

LENDINGCLUB CORPORATION

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from LendingClub Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)

*	Confidential treatment has been requested for certain portions of this Exhibit. The omitted material has been filed separately with the SEC.

**
Certain information in the exhibit was omitted pursuant to Item 601(b)(2) of Regulation S-K because it is both not material and would be competitively harmful if publicly disclosed. The Company undertakes to furnish, supplementally, a copy of the unredacted exhibit to the SEC upon request.

†	Schedules have been omitted as they are not material, not applicable or not required. They will be furnished supplementally to the SEC upon request.

LENDINGCLUB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2020

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

Signature	Title	Date

/s/ Scott Sanborn	Chief Executive Officer	February 19, 2020
Scott Sanborn

/s/ Thomas W. Casey	Chief Financial Officer	February 19, 2020
Thomas W. Casey

/s/ Fergal Stack	Principal Accounting Officer	February 19, 2020
Fergal Stack

/s/ Susan Athey	Director	February 19, 2020
Susan Athey

/s/ Daniel T. Ciporin	Director	February 19, 2020
Daniel T. Ciporin

/s/ Kenneth Denman	Director	February 19, 2020
Kenneth Denman

/s/ Timothy J. Mayopoulos	Director	February 19, 2020
Timothy J. Mayopoulos

/s/ Patricia McCord	Director	February 19, 2020
Patricia McCord

/s/ John C. Morris	Director	February 19, 2020
John C. Morris

/s/ Simon Williams	Director	February 19, 2020
Simon Williams

/s/ Michael Zeisser	Director	February 19, 2020
Michael Zeisser