Form 10-Q
period 2020-03-31
LendingClub Corp
filed 2020-05-06
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 30, 2020, there were 69,869,314 shares of the registrant’s common stock outstanding.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Report include, without limitation, statements regarding borrowers, credit scoring, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management, expected market growth and our ability to obtain a bank charter and the impact on our business. You can identify these forward-looking statements by words such as “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “opportunity,” “plan,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or similar expressions.

These forward-looking statements include, among other things, statements about:

•	the impact of the COVID-19 pandemic;

•	our ability to effectuate and the effectiveness of certain strategy initiatives in light of COVID-19;

•	our ability to successfully navigate the current economic climate;

•	our ability to sustain the business under adverse circumstances;

•	our ability to attract and retain borrowers;

•	the ability of borrowers to repay loans and the plans of borrowers;

•	our ability to maintain investor confidence in the operation of our platform;

•	the likelihood of investors to continue to, directly or indirectly, invest through our platform;

•	our ability to secure new or additional sources of investor commitments for our platform;

•	expected rates of return for investors;

•	the effectiveness of our platform’s credit scoring models;

•	our ability to innovate and the success of new product initiatives;

•	our ability to obtain or add bank functionality and a bank charter;

•	the impact on the business from obtaining or adding bank functionality and a bank charter;

•	our ability to resolve pending governmental inquiries and private litigation, and the terms of such resolution(s);

•	the use of our own capital to purchase loans;

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

LENDINGCLUB CORPORATION

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

We caution you that the foregoing list may not contain all of the forward-looking statements in this Report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the “Risk Factors” section of this Report and our Annual Report on Form 10-K for the year ended December 31, 2019, as well as in our condensed consolidated financial statements, related notes, and other information appearing elsewhere in this Report and our other filings with the Securities and Exchange Commission, that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, actual results, future events or otherwise, other than as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$294,345	$243,779
Restricted cash (1)	139,247	243,343
Securities available for sale (includes $296,316 and $271,173 at amortized cost, $18,835 and $0 in allowance for credit losses, and $130,230 and $174,849 pledged as collateral at fair value, respectively)	256,554	270,927
Loans held for investment at fair value (1)	885,413	1,079,315
Loans held for investment by the Company at fair value (1)	71,003	43,693
Loans held for sale by the Company at fair value (1)	741,704	722,355
Accrued interest receivable (1)	11,574	12,857
Property, equipment and software, net	116,043	114,370
Operating lease assets	90,863	93,485
Intangible assets, net	13,703	14,549
Other assets (1)	164,104	143,668
Total assets	$2,784,553	$2,982,341
Liabilities and Equity
Accounts payable	$5,301	$10,855
Accrued interest payable (1)	9,029	9,260
Operating lease liabilities	109,481	112,344
Accrued expenses and other liabilities (1)	100,241	142,636
Payable to investors	50,003	97,530
Notes, certificates and secured borrowings at fair value (1)	886,840	1,081,466
Payable to Structured Program note and certificate holders at fair value (1)	206,092	40,610
Credit facilities and securities sold under repurchase agreements (1)	621,020	587,453
Total liabilities	1,988,007	2,082,154
Equity
Series A Preferred stock, $0.01 par value; 1,200,000 shares authorized; 195,628 and 0 shares issued, respectively; 195,628 and 0 shares outstanding, respectively	2	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 69,869,214 and 89,218,797 shares issued, respectively; 69,869,214 and 88,757,406 shares outstanding, respectively	699	892
Additional paid-in capital	1,463,535	1,467,882
Accumulated deficit	(646,763)	(548,472)
Treasury stock, at cost; 0 and 461,391 shares, respectively	—	(19,550)
Accumulated other comprehensive income (loss)	(20,927)	(565)
Total equity	796,546	900,187
Total liabilities and equity	$2,784,553	$2,982,341

(1)	Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

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

	March 31, 2020	December 31, 2019
Assets of consolidated VIEs, included in total assets above
Restricted cash	$36,783	$30,046
Loans held for investment at fair value	133,701	197,842
Loans held for investment by the Company at fair value	70,426	40,251
Loans held for sale by the Company at fair value	635,005	551,455
Accrued interest receivable	5,144	4,431
Other assets	1,451	1,359
Total assets of consolidated variable interest entities	$882,510	$825,384
Liabilities of consolidated VIEs, included in total liabilities above
Accrued interest payable	$2,761	$3,185
Accrued expenses and other liabilities	232	244
Notes, certificates and secured borrowings at fair value	133,701	197,842
Payable to Structured Program note and certificate holders at fair value	206,092	40,610
Credit facilities and securities sold under repurchase agreements	390,026	387,251
Total liabilities of consolidated variable interest entities	$732,812	$629,132

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net revenue:

Transaction fees	$136,243	$135,397

Interest income	69,411	100,172
Interest expense	(44,241)	(75,360)
Net fair value adjustments	(101,738)	(34,729)
Net interest income and fair value adjustments	(76,568)	(9,917)
Investor fees	41,759	31,731
Gain on sales of loans	14,261	15,152
Net investor revenue (1)	(20,548)	36,966

Other revenue	4,511	2,055

Total net revenue	120,206	174,418
Operating expenses:
Sales and marketing	49,784	66,623
Origination and servicing	20,994	28,273
Engineering and product development	38,710	42,546
Other general and administrative	58,486	56,876
Total operating expenses	167,974	194,318
Loss before income tax expense	(47,768)	(19,900)
Income tax expense	319	—
Consolidated net loss	(48,087)	(19,900)
Less: Income attributable to noncontrolling interests	—	35
LendingClub net loss	$(48,087)	$(19,935)
Net income (loss) per share attributable to common stockholders: (2)(3)
Basic	$(1.10)	$(0.23)
Diluted	$(1.10)	$(0.23)
Weighted-average common shares – Basic (2) (3)	86,505,560	86,108,871
Weighted-average common shares – Diluted (2) (3)	86,505,560	86,108,871

Net income (loss) per share attributable to preferred stockholders: (2)
Basic	$18.36	$0.00
Diluted	$18.36	$0.00
Weighted-average common shares, as converted – Basic (2)	2,579,710	—
Weighted-average common shares, as converted – Diluted (2)	2,579,710	—

(1)	See “Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.

(2)	See “Notes to Condensed Consolidated Financial Statements – Note 4. Net Loss Per Share” and “Note 14. Stockholders' Equity” for additional information.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

(3)
Share and per share information has been retroactively adjusted, as applicable, to reflect a reverse stock split. See “Notes to Condensed Consolidated Financial Statements – Note 4. Net Loss Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
LendingClub net loss	$(48,087)	$(19,935)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	(20,681)	68
Other comprehensive income (loss), before tax	(20,681)	68
Income tax effect	(319)	—
Other comprehensive income (loss), net of tax	(20,362)	68
Total comprehensive income (loss)	$(68,449)	$(19,867)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

			LendingClub Corporation Stockholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	88,757,406	$892	$1,467,882	461,391	$(19,550)	$(565)	$(548,472)	$900,187	$—	$900,187
Stock-based compensation	—	—	—	—	19,699	—	—	—	—	19,699	—	19,699
Net issuances under equity incentive plans, net of tax (1)	—	—	674,689	7	(4,623)	5,658	(71)	—	—	(4,687)	—	(4,687)
Issuance of preferred stock in exchange for common stock (2)	195,628	2	(19,562,881)	(196)	194	—	—	—	(50,204)	(50,204)	—	(50,204)
Retirement of treasury stock	—	—	—	(4)	(19,617)	(467,049)	19,621	—	—	—	—	—
Net unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	—	—	(20,362)	—	(20,362)	—	(20,362)
Net loss	—	—	—	—	—	—	—	—	(48,087)	(48,087)	—	(48,087)
Balance at March 31, 2020	195,628	$2	69,869,214	$699	$1,463,535	—	$—	$(20,927)	$(646,763)	$796,546	$—	$796,546

			LendingClub Corporation Stockholders
	Preferred Stock		Common Stock(3)		Additional Paid-in Capital(3)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares(3)	Amount
Balance at December 31, 2018	—	—	85,928,127	$864	$1,405,392	456,540	$(19,485)	$157	$(517,727)	$869,201	$1,780	$870,981
Stock-based compensation	—	—	—	—	20,113	—	—	—	—	20,113	—	20,113
Net issuances under equity incentive plans, net of tax	—	—	455,923	4	(4,667)	—	—	—	—	(4,663)	—	(4,663)
Net unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	—	—	68	—	68	—	68
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(725)	(725)
Net loss	—	—	—	—	—	—	—	—	(19,935)	(19,935)	35	(19,900)
Balance at March 31, 2019	—	—	86,384,050	$868	$1,420,838	456,540	$(19,485)	$225	$(537,662)	$864,784	$1,090	$865,874

(1)	Includes shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.

(2)
Includes a payment of $50.2 million that was recorded as a deemed dividend within accumulated deficit related to the beneficial conversion feature of the Series A Preferred Stock issued on March 20, 2020, which would convert into common stock upon a sale by the preferred stockholder to a third party. See “Note 14. Stockholders' Equity” for additional information.

(3)	Share information and balances have been retroactively adjusted, as applicable, to reflect a reverse stock split. See “Note 4. Net Loss Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Consolidated net loss	$(48,087)	$(19,900)
Adjustments to reconcile consolidated net loss to net cash (used for) provided by operating activities:
Net fair value adjustments	101,738	34,729
Change in fair value of loan servicing assets and liabilities	9,603	11,001
Stock-based compensation, net	18,129	18,252
Depreciation and amortization	12,873	15,855
Gain on sales of loans	(14,261)	(15,152)
Other, net	729	7,413
Purchase of loans held for sale	(1,842,043)	(1,406,584)
Principal payments received on loans held for sale	74,475	66,125
Proceeds from whole loan sales and Structured Program transactions, net of underwriting fees and costs	1,576,072	1,549,239
Net change in operating assets and liabilities:
Accrued interest receivable, net	(5,938)	(1,201)
Other assets	1,192	3,313
Accounts payable	(5,440)	16,810
Accrued interest payable	(231)	(4,312)
Accrued expenses and other liabilities	(44,405)	(31,598)
Change in payable to investors (1)	(50,853)	(77,727)
Net cash (used for) provided by operating activities	(216,447)	166,263
Cash Flows from Investing Activities:
Purchases of loans	(104,654)	(193,075)
Principal payments received on loans	217,060	342,672
Proceeds from recoveries and sales of charged-off loans	13,799	14,136
Purchases of securities available for sale	(34,909)	(39,639)
Proceeds from sales, maturities, redemptions and paydowns of securities available for sale	30,500	35,464
Proceeds from paydowns of asset-backed securities related to Structured Program transactions	32,934	17,482
Other investing activities	100	(4)
Purchases of property, equipment and software, net	(11,435)	(15,938)
Net cash provided by investing activities	143,395	161,098
Cash Flows from Financing Activities:
Proceeds from issuance of notes and certificates	104,620	193,093
Repayments of secured borrowings	(6,967)	(20,313)
Principal payments on and retirements of notes and certificates	(208,846)	(340,160)
Payments on notes, certificates, and secured borrowings from recoveries/sales of related charged-off loans	(13,189)	(13,909)

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Principal payments on securitization notes	(6,911)	(23,594)
Proceeds from issuance of notes and certificates from Structured Program transactions	186,190	—
Proceeds from credit facilities and securities sold under repurchase agreements	979,539	396,500
Principal payments on credit facilities and securities sold under repurchase agreements	(946,038)	(591,525)
Payment for debt issuance costs	(248)	(625)
Deemed dividend paid to preferred stockholder	(50,204)	—
Other financing activities	(18,424)	(621)
Net cash provided by (used for) financing activities	19,522	(401,154)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(53,530)	(73,793)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	487,122	644,058
Cash, Cash Equivalents and Restricted Cash, End of Period	$433,592	$570,265
Supplemental Cash Flow Information:
Cash paid for interest	$43,559	$80,456
Cash paid for operating leases included in the measurement of lease liabilities	$4,383	$4,285
Non-cash investing activity:
Accruals for property, equipment and software	$2,439	$3,863
Net securities retained from Structured Program transactions	$44,260	$41,578
Non-cash investing and financing activity:
Transfer of whole loans to redeem certificates	$17,414	$—
Non-cash financing activity:
Exchange of common stock for preferred stock	$207,244	$—

(1)	Change in payable to investors was previously presented as cash flows from financing activities. Prior period amounts have been reclassified to conform to the current period presentation.

The following presents cash, cash equivalents and restricted cash by category within the Condensed Consolidated Balance Sheets:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$294,345	$243,779
Restricted cash	139,247	243,343
Total cash, cash equivalents and restricted cash	$433,592	$487,122

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

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (Annual Report) filed on February 19, 2020.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the three month period ended March 31, 2020, except as noted below.

Securities Available for Sale

Debt securities that the Company might not hold until maturity are classified as securities available for sale. In structured program transactions that meet the applicable criteria to be accounted for as a sale, the Company retains certain asset-backed securities including subordinated residual interests and CLUB Certificates, which are classified as securities available for sale. On January 1, 2020, the entity adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) for securities available for sale. Asset-backed securities where the expected cash flows are significantly lower than that of the contractual future cash flows are considered to be purchased with credit deterioration (PCD). The discounted differential in expected and contractual cash flows is included with the purchase price of the asset to determine amortized cost of the security with an equal and offsetting valuation allowance for credit losses. Securities available for sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in “Accumulated other comprehensive income (loss)” included in Equity in the Company’s Consolidated Balance Sheets, unless management determines that the security is impaired due to a deterioration in expected cash flows, in which case the unrealized loss is recognized in earnings within “Net fair value adjustments” as a valuation allowance for credit losses (with the implementation of CECL) or other-than-temporary impairment (prior to the implementation of CECL) in the Company’s Condensed Consolidated Statements of Operations.

Management evaluates whether debt securities available for sale with unrealized losses are impaired on a quarterly basis. If the Company intends to sell the security, or if it is more likely than not that it will be required to sell the security before recovery, an impairment is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the debt security. However, even if the Company does not expect to sell a debt security it must evaluate if a deterioration in cash flows exists.

Accrued Interest Receivable on Loans

The Company does not record an allowance for credit losses on accrued interest receivable. The Company places loans on non-accrual status at 90 days past due. When a loan is placed on non-accrual status, the Company stops accruing interest and reverses all accrued but unpaid interest income as of such date.

Net Income (Loss) Per Share

Basic net income (loss) per share (Basic EPS) attributable to common stockholders is computed by dividing net income (loss) attributable to LendingClub by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share (Diluted EPS) is computed by dividing net income (loss) attributable to LendingClub by the weighted-average number of common shares outstanding during the period, adjusted for the effects of dilutive issuances of shares of common stock, which include incremental shares issued for outstanding RSUs, PBRSUs, and stock options. PBRSUs are included in dilutive shares to the extent the pre-established performance targets have been or are estimated to be satisfied as of the reporting date. The dilutive potential common shares are computed using the treasury stock method. The effects of outstanding RSUs, PBRSUs, and stock options are excluded from the computation of Diluted EPS in periods in which the effect would be antidilutive. For periods with more than one class of common shares, the Company computes Basic and Diluted EPS using the two-class method, which is an allocation of net income (loss) among the holders of each class of

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

common shares. The Series A Preferred Stock is considered a separate class of common share for purposes of calculating net income (loss) per share because it participates in earnings similar to common stock and does not receive any significant preferences over the common stock.

Beneficial Conversion Feature

The Company accounts for the beneficial conversion feature (BCF) on its Series A Preferred Stock in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company accretes the BCF discount from the date of issuance to the earliest conversion date, which was March 20, 2020. All of the BCF discount was accreted and recognized as a deemed dividend in “Accumulated deficit” on the Company’s Condensed Consolidated Balance Sheets. See “Note 14. Stockholders' Equity” for additional information.

Adoption of New Accounting Standards

The Company adopted the following accounting standards during the three month period ended March 31, 2020:

On January 1, 2020, the entity adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For loans accounted for at amortized cost, the guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. As the Company has elected the fair value option for loans and loans accounted for at fair value through net income are outside the scope of Topic 326, there is no impact on the Company’s loan portfolios.

For debt securities available for sale, Topic 326 requires recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. Upon adoption, the amendments in Topic 326 are recognized through a cumulative-effect adjustment to retained earnings, except for debt securities with prior other-than-temporary impairment whereby Topic 326 is applied prospectively.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of ASC 326. The effective interest rate on these debt securities was not changed. Amounts previously recognized in accumulated other comprehensive income as of January 1, 2020 relating to improvements in cashflows expected to be collected are accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2020 are recorded in earnings when received.

Additionally, the Company adopted ASC 326 using the prospective transition approach for PCD financial assets. The Company did not have any previously classified assets as purchased credit impaired (PCI) under ASC 310-30. In accordance with this standard, management did not reevaluate for PCD upon transition.

Adoption of Topic 326 did not have an impact on the Company’s financial position, results of operations, and cash flows. The Company did not record a cumulative effect adjustment to retained earnings. The Company included the disclosures required by ASU 2016-13 in “Note 5. Securities Available for Sale.”

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and valuation processes for Level 3 fair value measurements. The ASU adds new disclosure requirements for Level 3

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

measurements. The new guidance became effective on January 1, 2020 and did not have a material impact on the Company’s related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software – (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard became effective on January 1, 2020 and the Company adopted the standard using the prospective approach. The Company has reviewed existing cloud computing arrangements and determined which ones are service contracts. Implementation costs that are not from internal developers related to service contracts that satisfy the criteria for capitalization under ASC 350-40 will be presented with “Other assets” on the Company’s Consolidated Balance Sheets, amortization expense will be presented in the same line on the income statement as the fees for the associated hosted service on the Company’s Consolidated Statements of Operations, and the cash flows will be presented consistent with the presentation of cash flows for the fees related to the hosted service, generally as cash flows from operations, on the Company’s Consolidated Statements of Cash Flows. Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

New Accounting Standards Not Yet Adopted

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which, if certain criteria are met, provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. The provisions of the new standard may be adopted as of the beginning of the reporting period when the election is made until December 31, 2022. The Company is evaluating the impact this ASU will have on its financial position, results of operations, cash flows, and disclosures. The Company has not elected an adoption date.

3. Revenue from Contracts with Customers

The Company’s revenue from contracts with customers includes transaction fees and referral fees. Referral fees are presented as a component of “Other revenue” in the Condensed Consolidated Statements of Operations.

The following table presents the Company’s revenue from contracts with customers, disaggregated by revenue source for services transferred over time, for the first quarters of 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Transaction fees	$136,243	$135,397
Referral fees	1,614	695
Total revenue from contracts with customers	$137,857	$136,092

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company recognizes transaction and referral fees at each distinct instance after the Company satisfies its performance obligations. The Company had no bad debt expense for the first quarters of 2020 and 2019. Because revenue is recognized at the same time that payments are received, the Company had no contract assets, contract liabilities, or deferred contract costs recorded as of both March 31, 2020 and December 31, 2019. Additionally, the Company did not recognize any revenue from performance obligations related to prior periods (for example, due to changes in transaction price) for the first quarters of 2020 and 2019. For additional detail on the Company’s accounting policy regarding revenue recognition, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report.

4. Net Income (Loss) Per Share

The following table details the computation of the Company’s basic and diluted net income (loss) per share of common stock and Series A Preferred Stock:

Three Months Ended March 31,	2020		2019
	Common Stock	Preferred Stock (1)(2)	Common Stock
Allocation of undistributed LendingClub net loss	$(45,240)	$(2,847)	$(19,935)
Deemed dividend	(50,204)	50,204	—
Net income (loss) attributable to stockholders	$(95,444)	$47,357	$(19,935)

Weighted-average common shares – Basic (2) (3)	86,505,560	2,579,710	86,108,871
Weighted-average common shares – Diluted (2) (3)	86,505,560	2,579,710	86,108,871

Net income (loss) per share attributable to stockholders: (2) (3)
Basic	$(1.10)	$18.36	$(0.23)
Diluted	$(1.10)	$18.36	$(0.23)

(1)	Presented on an as-converted basis.

(2)	See “Note 2. Summary of Significant Accounting Policies” and “Note 14. Stockholders' Equity” for additional information.

(3)	Share and per share information has been retroactively adjusted, as applicable, to reflect the reverse stock split discussed below.

In February 2020, the Company entered into an exchange agreement with its largest stockholder, Shanda Asset Management Holdings Limited and its affiliates (Shanda), pursuant to which, on March 20, 2020, Shanda exchanged all of 19,562,881 shares of LendingClub common stock, par value of $0.01 per share, held by it for (i) 195,628 newly issued shares of mandatorily convertible, non-voting, LendingClub preferred stock, series A (Series A Preferred Stock), par value of $0.01 per share, and (ii) a one-time cash payment of $50.2 million. The Series A Preferred Stock is considered a separate class of common shares for purposes of calculating net income (loss) per share because it participates in earnings similar to common stock and does not receive any significant preferences over the common stock. See “Note 14. Stockholders' Equity,” for additional information. During the period that included the Company’s preferred stock, Basic and Diluted EPS were computed using the two-class method, which is a net income (loss) allocation that determines EPS for each class of common stock according to dividends declared and participation rights in undistributed income (loss).

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes the weighted-average common stock that were excluded from the Company’s diluted net income (loss) per share computation because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2020	2019
Preferred stock	2,579,710	—
Stock options	283,201	882,661
RSUs and PBRSUs	30,852	118,681
Total (1)	2,893,763	1,001,342

(1)	Share information has been retroactively adjusted, as applicable, to reflect the reverse stock split discussed below.

A 1-for-5 reverse stock split of the Company’s common stock became effective on July 5, 2019 (the Reverse Stock Split). Share and per share information contained in these condensed consolidated financial statements has been retroactively adjusted, as applicable, to reflect the Reverse Stock Split. The par value per share of the Company’s common stock was not adjusted as a result of the Reverse Stock Split. Accordingly, the change in total par value was recorded in additional paid-in capital and has been retroactively adjusted for all periods in these condensed consolidated financial statements.

5. Securities Available for Sale

The Company’s Structured Program transactions include (i) asset-backed securitization transactions and (ii) Certificate Program transactions. Certificate Program transactions include CLUB Certificate and Levered Certificate transactions.

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

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of March 31, 2020 and December 31, 2019, were as follows:

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Asset-backed senior securities (1)(2)	$114,549	$—	$(14,785)	$—	$99,764
CLUB Certificate asset-backed securities (1)	100,015	—	(4,542)	(8,638)	86,835
Corporate debt securities	17,323	21	(65)	—	17,279
Asset-backed subordinated securities (1)	28,407	273	(1,807)	(10,197)	16,676
Commercial paper	13,126	—	—	—	13,126
Other asset-backed securities	12,021	4	(26)	—	11,999
Certificates of deposit	10,875	—	—	—	10,875
Total securities available for sale	$296,316	$298	$(21,225)	$(18,835)	$256,554

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed senior securities (1)(2)	$108,780	$597	$(38)	$109,339
CLUB Certificate asset-backed securities (1)	90,728	41	(1,063)	89,706
Asset-backed subordinated securities (1)	20,888	423	(221)	21,090
Corporate debt securities	14,333	11	(1)	14,343
Certificates of deposit	13,100	—	—	13,100
Other asset-backed securities	12,075	6	(1)	12,080
Commercial paper	9,274	—	—	9,274
U.S. agency securities	1,995	—	—	1,995
Total securities available for sale	$271,173	$1,078	$(1,324)	$270,927

(1)
As of March 31, 2020 and December 31, 2019, $193.5 million and $219.0 million, respectively, of the asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company's obligations as a “sponsor” under the U.S. Risk Retention Rules (as more fully described in “Part I – Item 1A. Risk Factors – Risk retention rules may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results” in the Annual Report.).

(2)	As of March 31, 2020, and December 31, 2019, includes $130.2 million and $174.8 million, respectively, of securities pledged as collateral at fair value.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded as of March 31, 2020 and December 31, 2019, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$198,446	$(21,123)	$307	$(11)	$198,753	$(21,134)
Corporate debt securities	16,598	(65)	—	—	16,598	(65)
Other asset-backed securities	8,743	(26)	—	—	8,743	(26)
Total securities with unrealized losses (1)	$223,787	$(21,214)	$307	$(11)	$224,094	$(21,225)

	Less than 12 months		12 months or longer		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$91,350	$(1,287)	$1,875	$(35)	$93,225	$(1,322)
Corporate debt securities	4,613	(1)	—	—	4,613	(1)
Other asset-backed securities	3,062	(1)	—	—	3,062	(1)
Total securities with unrealized losses (1)	$99,025	$(1,289)	$1,875	$(35)	$100,900	$(1,324)

(1)	The number of investment positions with unrealized losses at March 31, 2020 and December 31, 2019 totaled 188 and 70, respectively.

The Company recorded an allowance for credit loss on those securities where there was a deterioration in future estimated cash flows. The Company also recorded unrealized losses on securities with fair value price reductions due to higher liquidity premiums observed due to the market dislocation related to the COVID-19 pandemic. The Company deemed it not necessary to record unrealized losses as an allowance for credit loss for certain securities due to the nature of those securities and their investment grade quality.

During the first quarters of 2020 and 2019, the Company recognized $11.0 million in credit loss expense and $1.2 million in other-than-temporary impairment charges, respectively, on its asset-backed securities related to Structured Program transactions. There were no credit losses recognized into earnings for other-than-temporarily impaired securities held by the Company during the first quarter of 2019 for which a portion of the impairment was previously recognized in other comprehensive income.

The following table presents the activity in the allowance for credit losses for securities available for sale, by major security type, for the first quarter of 2020:

Allowance for Credit Losses	CLUB Certificate asset-backed securities(1)	Asset-backed subordinated securities(1)	Total
Beginning balance as of January 1, 2020	$—	$—	$—
Provision for credit loss expense	(4,684)	(6,296)	(10,980)
Allowance arising from PCD financial assets	(3,954)	(3,901)	(7,855)
Ending balance as of March 31, 2020	$(8,638)	$(10,197)	$(18,835)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Securities available for sale purchased with credit deterioration during the first quarter of 2020 were as follows:

Three Months Ended March 31, 2020
Purchase price of PCD securities at acquisition	$23,043
Allowance for credit losses on PCD securities at acquisition	7,855
Par value of acquired PCD securities at acquisition	$30,898

The contractual maturities of securities available for sale at March 31, 2020, were as follows:

	Amortized Cost	Fair Value
Within 1 year:
Corporate debt securities	$17,323	$17,279
Certificates of deposit	10,875	10,875
Other asset-backed securities	7,738	7,717
Commercial paper	13,126	13,126
Total	49,062	48,997
After 1 year through 5 years:
Other asset-backed securities	4,283	4,282
Total	4,283	4,282
Asset-backed securities related to Structured Program transactions	242,971	203,275
Total securities available for sale	$296,316	$256,554

During the first quarters of 2020 and 2019, the Company, Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary of the Company, and a majority-owned affiliate (MOA) of the Company sold a combined $1.0 billion and $785.5 million, respectively, in asset-backed securities related to Structured Program transactions. There were no realized gains or losses related to such sales. For further information, see “Note 7. Securitizations and Variable Interest Entities.” Proceeds and gross realized gains and losses from other sales of securities available for sale were as follows:

	Three Months Ended March 31,
	2020	2019
Proceeds	$2,396	$3,100
Gross realized gains	$3	$—
Gross realized losses	$(2)	$—

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings

Loans Held for Investment, Notes, Certificates and Secured Borrowings

The Company issues member payment dependent notes and the LC Trust issues certificates as a means to allow investors to invest in the corresponding loans. At March 31, 2020 and December 31, 2019, loans held for investment, notes, certificates and secured borrowings measured at fair value on a recurring basis were as follows:

	Loans Held for Investment		Notes, Certificates and Secured Borrowings
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Aggregate principal balance outstanding	$990,662	$1,148,888	$990,662	$1,148,888
Net fair value adjustments	(105,249)	(69,573)	(103,822)	(67,422)
Fair value	$885,413	$1,079,315	$886,840	$1,081,466

At March 31, 2020 and December 31, 2019, a fair value of $10.7 million and $18.0 million included in “Loans Held for Investment at fair value” was pledged as collateral for secured borrowings, respectively.

The following table provides the balances of notes, certificates and secured borrowings at fair value at the end of the periods indicated:

	March 31, 2020	December 31, 2019
Notes	$741,026	$863,488
Certificates	133,701	197,842
Secured borrowings	12,113	20,136
Total notes, certificates and secured borrowings	$886,840	$1,081,466

Loans Invested in by the Company

At March 31, 2020 and December 31, 2019, loans invested in by the Company for which there were no associated notes, certificates or secured borrowings (with the exception of $205.7 million and $40.3 million in loans at fair value in consolidated trusts as of March 31, 2020 and December 31, 2019, respectively) were as follows:

	Loans Invested in by the Company
	Loans Held for Investment		Loans Held for Sale		Total
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Aggregate principal balance outstanding	$83,650	$47,042	$835,557	$747,394	$919,207	$794,436
Net fair value adjustments	(12,647)	(3,349)	(93,853)	(25,039)	(106,500)	(28,388)
Fair value	$71,003	$43,693	$741,704	$722,355	$812,707	$766,048

The net fair value adjustments of $(106.5) million and $(28.4) million represent net unrealized losses recorded in earnings on loans invested in by the Company at March 31, 2020 and December 31, 2019, respectively. Total fair value adjustments recorded in earnings on loans invested in by the Company of $(103.2) million and $(32.5) million during the first quarters of 2020 and 2019, respectively, include net realized losses and changes in net unrealized

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

losses. Net interest income earned on loans invested in by the Company during the first quarters of 2020 and 2019 was $21.7 million and $20.5 million, respectively.

The Company used its own capital to purchase $1.4 billion in loans during the first quarter of 2020 and sold $1.2 billion in loans during the first quarter of 2020, of which $831 million was securitized or sold to series trusts in connection with the Company’s Certificate Program and $341 million was sold to whole loan investors. The fair value of loans invested in by the Company was $812.7 million at March 31, 2020, which was held for sale primarily for future anticipated Structured Program transactions and sales to loan investors. In the first quarter of 2020 and fourth quarter of 2019, the Company sponsored Structured Program transactions that were consolidated, resulting in the recognition of $205.7 million in loans held for investment by the Company at fair value and a related payable to Structured Program note and certificate holders at fair value of $206.1 million as of March 31, 2020. See “Note 7. Securitizations and Variable Interest Entities” and “Note 13. Debt” for further discussion on the Company’s consolidated trusts and “Note 8. Fair Value of Assets and Liabilities” for a fair value rollforward of loans invested in by the Company for the first quarters of 2020 and 2019.

At March 31, 2020 and December 31, 2019, loans with a fair value of $499.8 million and $551.5 million included in “Loans held for sale by the Company at fair value” was pledged as collateral for the Company’s warehouse credit facilities, respectively. See “Note 13. Debt” for additional information related to these debt obligations.

Loans that were 90 days or more past due (including non-accrual loans) were as follows:

	March 31, 2020	December 31, 2019
Loans held for investment:
Outstanding principal balance	$9,091	$10,755
Net fair value adjustments	(7,122)	(9,663)
Fair value	$1,969	$1,092
Number of loans (not in thousands)	1,724	1,428

Loans invested in by the Company:
Outstanding principal balance	$1,867	$2,315
Net fair value adjustments	(1,558)	(2,016)
Fair value	$309	$299
Number of loans (not in thousands)	274	338

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

7. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following tables provide the classifications of assets and liabilities on the Company’s Condensed Consolidated Balance Sheets for its transactions with consolidated and unconsolidated VIEs at March 31, 2020 and December 31, 2019. Additionally, the assets and liabilities in the table below exclude intercompany balances that eliminate in consolidation:

March 31, 2020	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$36,783	$—	$36,783
Securities available for sale at fair value	—	203,275	203,275
Loans held for investment at fair value	133,701	—	133,701
Loans held for investment by the Company at fair value	70,426	—	70,426
Loans held for sale by the Company at fair value	635,005	—	635,005
Accrued interest receivable	5,144	123	5,267
Other assets	1,451	51,682	53,133
Total assets	$882,510	$255,080	$1,137,590
Liabilities
Accrued interest payable	$2,761	$—	$2,761
Accrued expenses and other liabilities	232	—	232
Notes, certificates and secured borrowings at fair value	133,701	—	133,701
Payable to Structured Program note and certificate holders at fair value	206,092	—	206,092
Credit facilities and securities sold under repurchase agreements	390,026	—	390,026
Total liabilities	732,812	—	732,812
Total net assets	$149,698	$255,080	$404,778

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2019	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$30,046	$—	$30,046
Securities available for sale at fair value	—	220,135	220,135
Loans held for investment at fair value	197,842	—	197,842
Loans held for investment by the Company at fair value	40,251	—	40,251
Loans held for sale by the Company at fair value	551,455	—	551,455
Accrued interest receivable	4,431	877	5,308
Other assets	1,359	52,098	53,457
Total assets	$825,384	$273,110	$1,098,494
Liabilities
Accrued interest payable	$3,185	$—	$3,185
Accrued expenses and other liabilities	244	—	244
Notes, certificates and secured borrowings at fair value	197,842	—	197,842
Payable to Structured Program note and certificate holders at fair value	40,610	—	40,610
Credit facilities and securities sold under repurchase agreements	387,251	—	387,251
Total liabilities	629,132	—	629,132
Total net assets	$196,252	$273,110	$469,362

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

Consolidated Trusts

The Company establishes trusts to facilitate the sale of loans and issuance of senior and subordinated securities. If the Company is the primary beneficiary of the trust, it is a consolidated VIE and will reflect senior and subordinated securities held by third parties as a “Payable to Structured Program note and certificate holders at fair value” in the Company’s Condensed Consolidated Balance Sheets. If subsequently the Company is not the primary beneficiary of the trust, the Company will deconsolidate the VIE. See “Note 13. Debt” for additional information.

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

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs at March 31, 2020 and December 31, 2019:

March 31, 2020	Assets	Liabilities	Net Assets
LC Trust	$137,089	$(134,876)	$2,213
Consolidated trusts	219,259	(206,571)	12,688
Warehouse credit facilities	526,162	(391,365)	134,797
Total consolidated VIEs	$882,510	$(732,812)	$149,698

December 31, 2019	Assets	Liabilities	Net Assets
LC Trust	$201,696	$(199,520)	$2,176
Consolidated trusts	43,300	(40,687)	2,613
Warehouse credit facilities	580,388	(388,925)	191,463
Total consolidated VIEs	$825,384	$(629,132)	$196,252

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

Investment Fund

The Company has an equity investment in a private fund (Investment Fund) that participates in a family of funds with other unrelated third parties. This family of funds purchases whole loans and interests in loans from the Company, as well as other assets from third parties unrelated to the Company. As of March 31, 2020, the Company had an ownership interest of approximately 22% in the Investment Fund. The Company’s investment is deemed to be a variable interest in the Investment Fund because the Company shares in the expected returns and losses of the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Investment Fund. At March 31, 2020, the Company’s investment was $7.8 million, which is recognized in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

The following tables summarize unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary at March 31, 2020 and December 31, 2019:

March 31, 2020		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Net Assets
Unconsolidated Trusts	$1,927,322	$74,603	$69	$17,989	$—	$—	$92,661
Certificate Program	2,846,051	128,672	54	25,918	—	—	154,644
Investment Fund	34,585	—	—	7,775	—	—	7,775
Total unconsolidated VIEs	$4,807,958	$203,275	$123	$51,682	$—	$—	$255,080

March 31, 2020	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Total Exposure
Unconsolidated Trusts	$74,603	$69	$17,989	$—	$—	$92,661
Certificate Program	128,672	54	25,918	—	—	154,644
Investment Fund	—	—	7,775	—	—	7,775
Total unconsolidated VIEs	$203,275	$123	$51,682	$—	$—	$255,080

December 31, 2019		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Net Assets
Unconsolidated Trusts	$1,909,219	$93,881	$362	$18,768	$—	$—	$113,011
Certificate Program	2,585,957	126,254	515	25,588	—	—	152,357
Investment Fund	34,170	—	—	7,742	—	—	7,742
Total unconsolidated VIEs	$4,529,346	$220,135	$877	$52,098	$—	$—	$273,110

December 31, 2019	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Accrued Expenses and Other Liabilities	Securities Sold Under Repurchase Agreements	Total Exposure
Unconsolidated Trusts	$93,881	$362	$18,768	$—	$—	$113,011
Certificate Program	126,254	515	25,588	—	—	152,357
Investment Fund	—	—	7,742	—	—	7,742
Total unconsolidated VIEs	$220,135	$877	$52,098	$—	$—	$273,110

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

The following table summarizes activity related to the Unconsolidated Trusts and Certificate Program trusts, with the transfers accounted for as a sale on the Company’s condensed consolidated financial statements for the first quarters of 2020 and 2019:

Three Months Ended March 31,	2020		2019
	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts
Principal derecognized from loans securitized or sold	$255,203	$637,637	$293,419	$541,128
Net gains (losses) recognized from loans securitized or sold	$(20)	$5,596	$2,932	$5,824
Fair value of asset-backed senior and subordinated securities, and CLUB Certificate asset-backed securities retained upon settlement (1)	$12,707	$31,423	$14,555	$26,787
Cash proceeds from loans securitized or sold	$237,764	$598,515	$266,235	$513,885
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$5,121	$6,992	$3,570	$2,943
Cash proceeds for interest received on senior securities and subordinated securities	$1,040	$2,273	$1,439	$1,435

(1)
For Structured Program transactions, the Company retained asset-backed senior securities of $23.0 million and $13.4 million, CLUB Certificate asset-backed securities of $18.3 million and $26.8 million, and asset-backed subordinated securities of $2.9 million and $1.1 million for the first quarters of 2020 and 2019, respectively.

Off-Balance Sheet Loans

Off-balance sheet loans primarily relate to Structured Program transactions for which the Company has some form of continuing involvement, including as servicer. Delinquent loans are comprised of loans 31 days or more past due, including non-accrual loans. Loans to eligible borrowers participating in Skip-a-Pay are not considered delinquent during the commensurate period the loan is extended. For loans related to Structured Program transactions where servicing is the only form of continuing involvement, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

As of March 31, 2020, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to Structured Program transactions was $4.8 billion, of which $144.4 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2019, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to Structured Program transactions was $4.4 billion, of which $145.6 million was attributable to off-balance sheet loans that were 31 days or more past due.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Retained Interests from Unconsolidated VIEs

The Company and other investors in the subordinated interests issued by trusts and Certificate Program trusts have rights to cash flows only after the investors holding the senior securities issued by the trusts have first received their contractual cash flows. The investors and the trusts have no direct recourse to the Company’s assets, and holders of the securities issued by the trusts can look only to the assets of the securitization trusts that issued their securities for payment. The beneficial interests held by the Company are subject principally to the credit and prepayment risk stemming from the underlying unsecured personal whole loans.

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

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value at March 31, 2020 and December 31, 2019:

March 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$885,413	$885,413
Loans held for investment by the Company	—	—	71,003	71,003
Loans held for sale by the Company	—	—	741,704	741,704
Securities available for sale:
Asset-backed senior securities and subordinated securities	—	99,764	16,676	116,440
CLUB Certificate asset-backed securities	—	—	86,835	86,835
Corporate debt securities	—	17,279	—	17,279
Commercial paper	—	13,126	—	13,126
Other asset-backed securities	—	11,999	—	11,999
Certificates of deposit	—	10,875	—	10,875
Total securities available for sale	—	153,043	103,511	256,554
Servicing assets	—	—	92,825	92,825
Total assets	$—	$153,043	$1,894,456	$2,047,499

Liabilities:
Notes, certificates and secured borrowings	$—	$—	$886,840	$886,840
Payable to Structured Program note and certificate holders	—	—	206,092	206,092
Deferred revenue	—	—	8,541	8,541
Loan trailing fee liability	—	—	10,372	10,372
Total liabilities	$—	$—	$1,111,845	$1,111,845

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$1,079,315	$1,079,315
Loans held for investment by the Company	—	—	43,693	43,693
Loans held for sale by the Company	—	—	722,355	722,355
Securities available for sale:
Asset-backed senior securities and subordinated securities	—	109,339	21,090	130,429
CLUB Certificate asset-backed securities	—	—	89,706	89,706
Corporate debt securities	—	14,343	—	14,343
Certificates of deposit	—	13,100	—	13,100
Other asset-backed securities	—	12,080	—	12,080
Commercial paper	—	9,274	—	9,274
U.S. agency securities	—	1,995	—	1,995
Total securities available for sale	—	160,131	110,796	270,927
Servicing assets	—	—	89,680	89,680
Total assets	$—	$160,131	$2,045,839	$2,205,970

Liabilities:
Notes, certificates and secured borrowings	$—	$—	$1,081,466	$1,081,466
Payable to Structured Program note and certificate holders	—	—	40,610	40,610
Loan trailing fee liability	—	—	11,099	11,099
Total liabilities	$—	$—	$1,133,175	$1,133,175

As presented in the tables above, the Company has elected the fair value option for certain liabilities. Changes in the fair value of these financial liabilities caused by a change in the Company’s risk are reported in other comprehensive income (OCI). For the first quarter of 2020, the amount reported in OCI is zero because these financial liabilities are either payable only upon receipt of cash flows from underlying loans or secured by cash collateral.

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans held for investment and related notes, certificates, and secured borrowings, loans held for sale, loan servicing rights, asset-backed securities related to Structured Program transactions, and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect our best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the first quarter of 2020 or the year ended December 31, 2019.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair valuation adjustments are recorded through earnings related to Level 3 instruments for the first quarter of 2020 and 2019. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques, a change in one input in a certain direction may be offset by an opposite change from another input.

Loans Held for Investment, Notes, Certificates and Secured Borrowings

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held for investment, notes, certificates and secured borrowings at March 31, 2020 and December 31, 2019:

	Loans Held for Investment, Notes, Certificates and Secured Borrowings
	March 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.7%	15.2%	9.8%	6.0%	12.0%	7.9%
Net cumulative expected loss rates (1)	5.6%	29.9%	14.7%	3.6%	34.9%	11.9%
Cumulative expected prepayment rates (1)	18.2%	36.9%	22.6%	28.7%	38.6%	31.7%

(1)	Expressed as a percentage of the original principal balance of the loan, note, certificate or secured borrowing.

Significant Recurring Level 3 Fair Value Input Sensitivity

At March 31, 2020 and December 31, 2019, the discounted cash flow methodology used to estimate the note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. As demonstrated by the following tables, the fair value adjustments for loans held for investment and loans held for sale were largely offset by the corresponding fair value adjustments due to the payment dependent design of the notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans held for investment, loans held for sale, and notes, certificates and secured borrowings measured at fair value on a recurring basis for the first quarters of 2020 and 2019:

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$1,148,888	$(69,573)	$1,079,315	$—	$—	$—	$1,148,888	$(67,422)	$1,081,466
Purchases	104,620	—	104,620	464,828	(1,879)	462,949	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(17,478)	—	(17,478)	17,413	—	17,413	—	—	—
Issuances	—	—	—	—	—	—	104,620	—	104,620
Sales	—	—	—	(482,241)	2,239	(480,002)	—	—	—
Principal payments and retirements	(215,748)	—	(215,748)	—	—	—	(233,226)	—	(233,226)
Charge-offs, net of recoveries	(29,620)	17,311	(12,309)	—	—	—	(29,620)	16,431	(13,189)
Change in fair value recorded in earnings	—	(52,987)	(52,987)	—	(360)	(360)	—	(52,831)	(52,831)
Balance at March 31, 2020	$990,662	$(105,249)	$885,413	$—	$—	$—	$990,662	$(103,822)	$886,840

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2018	$2,013,438	$(130,187)	$1,883,251	$—	$—	$—	$2,033,258	$(127,383)	$1,905,875
Purchases	193,092	(21)	193,071	563,036	—	563,036	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(223)	—	(223)	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	193,092	—	193,092
Sales	—	—	—	(563,036)	(1,165)	(564,201)	—	—	—
Principal payments and retirements	(340,444)	—	(340,444)	—	—	—	(360,487)	14	(360,473)
Charge-offs, net of recoveries	(60,785)	46,876	(13,909)	—	—	—	(60,785)	46,876	(13,909)
Change in fair value recorded in earnings	—	(23,548)	(23,548)	—	1,165	1,165	—	(21,359)	(21,359)
Balance at March 31, 2019	$1,805,078	$(106,880)	$1,698,198	$—	$—	$—	$1,805,078	$(101,852)	$1,703,226

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Invested in by the Company

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans invested in by the Company at March 31, 2020 and December 31, 2019:

	Loans Invested in by the Company
	March 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	5.0%	15.2%	9.3%	6.0%	11.5%	7.8%
Net cumulative expected loss rates (1)	6.8%	35.7%	16.2%	3.6%	36.6%	10.9%
Cumulative expected prepayment rates (1)	21.2%	20.6%	18.8%	27.3%	41.0%	31.6%

(1)	Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of loans invested in by the Company to adverse changes in key assumptions as of March 31, 2020 and December 31, 2019, are as follows:

	March 31, 2020	December 31, 2019
Fair value of loans invested in by the Company	$812,707	$766,048
Expected weighted-average life (in years)	1.6	1.5
Discount rates
100 basis point increase	$(11,261)	$(9,806)
200 basis point increase	$(22,272)	$(19,410)
Expected credit loss rates on underlying loans
10% adverse change	$(15,842)	$(9,558)
20% adverse change	$(31,868)	$(19,136)
Expected prepayment rates
10% adverse change	$(1,553)	$(2,429)
20% adverse change	$(3,219)	$(4,740)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans invested in by the Company measured at fair value on a recurring basis for the first quarters of 2020 and 2019:

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$47,042	$(3,349)	$43,693	$747,394	$(25,039)	$722,355	$794,436	$(28,388)	$766,048
Purchases	727	(693)	34	1,379,094	—	1,379,094	1,379,821	(693)	1,379,128
Transfers (to) from loans held for investment and/or loans held for sale	43,188	—	43,188	(43,123)	—	(43,123)	65	—	65
Sales	—	—	—	(1,171,407)	19,909	(1,151,498)	(1,171,407)	19,909	(1,151,498)
Principal payments and retirements	(5,684)	—	(5,684)	(70,103)	—	(70,103)	(75,787)	—	(75,787)
Charge-offs, net of recoveries	(1,623)	134	(1,489)	(6,298)	5,779	(519)	(7,921)	5,913	(2,008)
Change in fair value recorded in earnings	—	(8,739)	(8,739)	—	(94,502)	(94,502)	—	(103,241)	(103,241)
Balance at March 31, 2020	$83,650	$(12,647)	$71,003	$835,557	$(93,853)	$741,704	$919,207	$(106,500)	$812,707

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2018	$3,518	$(935)	$2,583	$869,715	$(29,694)	$840,021	$873,233	$(30,629)	$842,604
Purchases	381	(379)	2	843,548	—	843,548	843,929	(379)	843,550
Transfers (to) from loans held for investment and/or loans held for sale	8,533	(1,471)	7,062	(8,310)	1,471	(6,839)	223	—	223
Sales	—	—	—	(1,045,880)	21,750	(1,024,130)	(1,045,880)	21,750	(1,024,130)
Principal payments and retirements	(535)	—	(535)	(67,818)	—	(67,818)	(68,353)	—	(68,353)
Charge-offs, net of recoveries	(664)	437	(227)	(6,383)	6,180	(203)	(7,047)	6,617	(430)
Change in fair value recorded in earnings	—	(128)	(128)	—	(32,413)	(32,413)	—	(32,541)	(32,541)
Balance at March 31, 2019	$11,233	$(2,476)	$8,757	$584,872	$(32,706)	$552,166	$596,105	$(35,182)	$560,923

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for asset-backed securities related to Structured Program transactions at March 31, 2020 and December 31, 2019:

	Asset-Backed Securities Related to Structured Program Transactions
	March 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	1.1%	20.0%	11.0%	3.4%	20.7%	8.8%
Net cumulative expected loss rates (1)	7.3%	46.8%	24.8%	4.5%	37.9%	19.2%
Cumulative expected prepayment rates (1)	4.4%	19.5%	10.6%	17.3%	35.1%	29.4%

(1)	Expressed as a percentage of the outstanding collateral balance.

Significant Recurring Fair Value Input Sensitivity

The following tables present adverse changes to the fair value sensitivity of Level 2 and Level 3 asset-backed securities related to Structured Program transactions to changes in key assumptions at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Asset-Backed Securities Related to Structured Program Transactions
	Senior Securities	Subordinated Securities	CLUB Certificates
Fair value of interests held	$99,764	$16,676	$86,835
Expected weighted-average life (in years)	1.3	1.8	1.3
Discount rates
100 basis point increase	$(1,084)	$(285)	$(966)
200 basis point increase	$(2,143)	$(480)	$(1,907)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(2,752)	$(2,992)
20% adverse change	$—	$(5,283)	$(6,009)
Expected prepayment rates
10% adverse change	$—	$(692)	$(561)
20% adverse change	$—	$(1,332)	$(1,156)

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

Fair Value Reconciliation

The following table presents additional information about Level 3 asset-backed securities related to Structured Program transactions measured at fair value on a recurring basis for the first quarters of 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Fair value at beginning of period	$110,796	$60,279
Additions	23,585	27,913
Cash received	(16,266)	(7,438)
Change in unrealized gain (loss)	(5,256)	(166)
Accrued interest	1,632	—
Provision for credit loss expense	(10,980)	—
Other-than-temporary impairment	—	(1,163)
Fair value at end of period	$103,511	$79,425

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets at March 31, 2020 and December 31, 2019:

	Servicing Assets
	March 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.5%	15.1%	10.3%	2.9%	14.8%	8.6%
Net cumulative expected loss rates (1)	5.9%	35.4%	16.3%	3.7%	36.1%	12.4%
Cumulative expected prepayment rates (1)	14.0%	23.4%	21.3%	27.5%	41.8%	32.5%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.66%	0.66%	0.66%	0.66%	0.66%	0.66%

(1)	Expressed as a percentage of the original principal balance of the loan.

(2)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

Significant Recurring Level 3 Fair Value Input Sensitivity

The Company’s selection of the most representative market servicing rates for servicing assets is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets, calculated using different market servicing rate assumptions as of March 31, 2020 and December 31, 2019:

	Servicing Assets
	March 31, 2020	December 31, 2019
Weighted-average market servicing rate assumptions	0.66%	0.66%
Change in fair value from:
Servicing rate increase by 0.10%	$(13,180)	$(13,978)
Servicing rate decrease by 0.10%	$13,181	$13,979

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the fair value sensitivity of servicing assets to adverse changes in key assumptions as of March 31, 2020 and December 31, 2019:

	Servicing Assets
	March 31, 2020	December 31, 2019
Fair value of Servicing Assets	$92,825	$89,680
Discount rates
100 basis point increase	$(748)	$(680)
200 basis point increase	$(1,495)	$(1,360)
Expected loss rates
10% adverse change	$(667)	$(582)
20% adverse change	$(1,333)	$(1,165)
Expected prepayment rates
10% adverse change	$(3,391)	$(2,962)
20% adverse change	$(6,781)	$(5,924)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis for the first quarters of 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Fair value at beginning of period	$89,680	$64,006
Issuances (1)	17,581	15,846
Change in fair value, included in investor fees	(9,608)	(11,039)
Other net changes included in deferred revenue	(4,828)	3,035
Fair value at end of period	$92,825	$71,848

(1)	Represents the gains or losses on sales of the related loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loan Trailing Fee Liability

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan trailing fee liability at March 31, 2020 and December 31, 2019:

	Loan Trailing Fee Liability
	March 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.5%	15.1%	11.0%	2.9%	14.8%	9.3%
Net cumulative expected loss rates (1)	6.1%	35.4%	18.6%	3.7%	36.0%	14.4%
Cumulative expected prepayment rates (1)	16.1%	23.8%	20.8%	28.5%	41.7%	33.0%

(1)	Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of the loan trailing fee liability to adverse changes in key assumptions would not result in a material impact on the Company’s financial position.

Fair Value Reconciliation

The following table presents additional information about Level 3 loan trailing fee liability measured at fair value on a recurring basis for the first quarters of 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Fair value at beginning of period	$11,099	$10,010
Issuances	1,785	1,490
Cash payment of Loan Trailing Fee	(2,068)	(1,969)
Change in fair value, included in Origination and Servicing	(444)	530
Fair value at end of period	$10,372	$10,061

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value at March 31, 2020 and December 31, 2019:

March 31, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$294,345	$—	$294,345	$—	$294,345
Restricted cash (1)	139,247	—	139,247	—	139,247
Servicer reserve receivable	55	—	55	—	55
Deposits	892	—	892	—	892
Total assets	$434,539	$—	$434,539	$—	$434,539
Liabilities:
Accrued expenses and other liabilities	$10,892	$—	$—	$10,892	$10,892
Accounts payable	5,301	—	5,301	—	5,301
Payables to investors	50,003	—	50,003	—	50,003
Credit facilities and securities sold under repurchase agreements	621,020	—	63,567	557,453	621,020
Total liabilities	$687,216	$—	$118,871	$568,345	$687,216

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

December 31, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$243,779	$—	$243,779	$—	$243,779
Restricted cash (1)	243,343	—	243,343	—	243,343
Servicer reserve receivable	73	—	73	—	73
Deposits	953	—	953	—	953
Total assets	$488,148	$—	$488,148	$—	$488,148
Liabilities:
Accrued expenses and other liabilities	$24,899	$—	$—	$24,899	$24,899
Accounts payable	10,855	—	10,855	—	10,855
Payables to investors	97,530	—	97,530	—	97,530
Credit facilities and securities sold under repurchase agreements	587,453	—	77,143	510,310	587,453
Total liabilities	$720,737	$—	$185,528	$535,209	$720,737

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	March 31, 2020	December 31, 2019
Internally developed software (1)	$128,052	$117,510
Leasehold improvements	39,317	39,315
Computer equipment	26,561	26,669
Purchased software	15,588	11,846
Furniture and fixtures	9,413	9,406
Construction in progress	3,852	4,937
Total property, equipment and software	222,783	209,683
Accumulated depreciation and amortization	(106,740)	(95,313)
Total property, equipment and software, net	$116,043	$114,370

(1)	Includes $20.3 million and $21.3 million of development in progress as of March 31, 2020 and December 31, 2019, respectively.

Depreciation and amortization expense on property, equipment and software was $11.8 million and $13.3 million for the first quarters of 2020 and 2019, respectively. The Company recorded impairment expense on its internally developed software of $0.2 million and $1.6 million for the first quarters of 2020 and 2019, respectively. The Company records impairment expense on its internally developed software in “Engineering and product development” expense in the Condensed Consolidated Statements of Operations.

10. Other Assets

Other assets consist of the following:

	March 31, 2020	December 31, 2019
Loan servicing assets, at fair value (1)	$92,825	$89,680
Accounts receivable	21,001	19,017
Prepaid expenses	19,551	14,862
Receivable under repurchase agreements (2)	14,000	264
Other investments	8,275	8,242
Deferred financing costs	1,540	1,484
Other	6,912	10,119
Total other assets	$164,104	$143,668

(1)	As of both March 31, 2020 and December 31, 2019, loans underlying loan servicing rights had a total outstanding principal balance of $14.1 billion.

(2)	See “Note 13. Debt” for additional information related to margin calls on the Company’s repurchase agreements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

11. Intangible Assets

Intangible assets, net of accumulated amortization, was $13.7 million and $14.5 million at March 31, 2020 and December 31, 2019, respectively. Amortization expense associated with intangible assets for the first quarters of 2020 and 2019 was $0.8 million and $0.9 million, respectively.

12. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31, 2020	December 31, 2019
Accrued expenses	$36,085	$36,797
Contingent liabilities (1)	14,750	16,000
Deferred revenue	8,946	13,688
Transaction fee refund reserve	11,350	25,541
Loan trailing fee liability, at fair value	10,372	11,099
Accrued compensation	7,972	30,484
Payable to issuing banks	1,172	1,332
Other	9,594	7,695
Total accrued expenses and other liabilities	$100,241	$142,636

(1)	See “Note 18. Commitments and Contingencies” for further information.

13. Debt

Credit Facilities and Securities Sold Under Repurchase Agreements

The Company may enter into arrangements in the ordinary course of business pursuant to which the Company can incur indebtedness. Below is a description of certain of these arrangements:

Warehouse Credit Facilities

Through wholly-owned subsidiaries, the Company entered into secured warehouse credit facilities (Warehouse Facilities), starting in 2017, to finance the Company’s personal loans and auto refinance loans and to pay fees and expenses related to the applicable facilities. Each subsidiary entered into a credit agreement and security agreement with a commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. The creditors of the Warehouse Facilities have no recourse to the general credit of the Company.

As of March 31, 2020, the warehouse facilities used to finance our personal loans (Personal Loan Warehouse Credit Facilities) have a combined borrowing capacity of $750.0 million on a revolving basis and have “Commitment Termination Dates” ranging from June 2020 to February 2022, at which point the Company’s ability to borrow new funds under the respective facility ends. Under the respective agreements, if not amended, extended, or replaced, any outstanding debt on the Commitment Termination Dates would be repaid as an amortizing term loan (based on principal repayments of the financed personal loans) until the facility’s final maturity date, and outstanding debt is not due in full upon the “Commitment Termination Dates.” In addition, under the respective agreements, if there is any breach of delinquency measures and other maintenance provisions, any outstanding debt would be repaid as an amortizing term loan (based on principal repayments of the financed personal loans) until the facility’s final maturity date. The final maturity date occurs at the earlier of twelve months after the Commitment Termination Date

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

and three years after these Personal Loan Warehouse Credit Facilities were executed, and any remaining debt is due in full at such time. Under the respective agreements, the Personal Loan Warehouse Credit Facilities mature between June 2021 and February 2023. There is an outstanding balance of $378.5 million at March 31, 2020, with associated Commitment Termination Dates of October 2020 for $144.5 million and February 2022 for $234.0 million. The credit facility, with a Commitment Maturity Date of June 2020, has no outstanding debt and is not expected to be renewed, as it supported capital markets Structured Program activity in which the Company is not currently engaged. If the Commitment Termination Dates are not extended, the outstanding credit facility balances are paid down as principal payments are received on the underlying loans securing the Personal Loan Warehouse Credit Facilities through to the final maturity date one year following the Commitment Termination Date. One of the Personal Loan Warehouse Credit Facilities with a Commitment Termination Date of February 2022 and an outstanding balance of $234.0 million at March 31, 2020 contains a loan aging limit of 210 days, after which the advance rate for any such loan is reduced by 50%. The loan aging limit is applied loan by loan, with the majority of the loans reaching their limit in the fourth quarter of 2020. Any such loans may be removed from this warehouse facility upon repayment of the borrowed amount or substitution of other qualifying loans, and could be pledged to another warehouse facility’s available unused borrowing capacity.

The warehouse facility to finance auto refinance loans (Auto Loan Warehouse Credit Facility) is a $34.2 million term loan that matures in June 2021, which has a remaining outstanding balance of $11.5 million as of March 31, 2020. The amount borrowed under this Auto Loan Warehouse Credit Facility amortizes over time through regular principal and interest payments collected from the auto refinance loans that serve as collateral.

The creditors of the Personal Loan and Auto Loan Warehouse Credit Facilities have no recourse to the general credit of the Company. Borrowings under these facilities bear interest at an annual benchmark rate of LIBOR (London Inter-bank Offered Rate) or at an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans, or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement), plus a spread ranging from 1.75% to 2.10%. Interest is payable monthly. Borrowings may be prepaid without penalty. In addition, the Personal Loan Warehouse Credit Facilities require payment of a monthly unused commitment fee ranging from 0.375% to 1.25% per annum on the average undrawn portion available.

The Personal Loan and Auto Loan Warehouse Credit Facilities contain certain covenants. As of March 31, 2020, the Company was in material compliance with all applicable covenants under the respective credit agreements.

As of March 31, 2020 and December 31, 2019, the Company had $390.0 million and $387.3 million in aggregate debt outstanding under the Personal Loan and Auto Loan Warehouse Credit Facilities, respectively, with collateral consisting of loans at fair value of $499.8 million and $551.5 million included in “Loans held for sale by the Company at fair value,” respectively, and restricted cash of $22.0 million and $25.1 million included in the Condensed Consolidated Balance Sheets, respectively.

Revolving Credit Facility

In December 2015, the Company entered into a credit and guaranty agreement and a pledge and security agreement with several lenders and a financial services company, as collateral agent, for an aggregate $120.0 million secured revolving credit facility (Revolving Facility).

The Company may borrow under the Revolving Facility until December 17, 2020. Repayment of any outstanding proceeds are payable on December 17, 2020, and may be prepaid without penalty.

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

The Revolving Facility contains certain covenants. As of March 31, 2020, the Company was in material compliance with all applicable covenants in the credit and guaranty agreement.

The Company had $110.0 million and $60.0 million in debt outstanding under the Revolving Facility as of March 31, 2020 and December 31, 2019, respectively.

Repurchase Agreements

In 2018 and 2019, the Company entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash, primarily to finance securities retained from the Company’s Structured Program transactions. The Company is subject to margin calls based on the fair value of the securities to be repurchased. As of March 31, 2020 and December 31, 2019, the Company had $121.0 million and $140.2 million in aggregate debt outstanding under its repurchase agreements, respectively, of which, at March 31, 2020, $51.7 million had contractual repurchase dates ranging from May 2020 to December 2026 and $69.3 million is subject to a repurchase date in May 2020 that requires counterparty approval to extend such repurchase date. Subsequent to the end of the quarter, the repurchase agreement was converted to a daily rolling evergreen 45-day maturity structure. As of May 1, 2020, the maturity date is mid-June 2020. Margin calls based on the fair value of the securities were $10.4 million in the first quarter of 2020. The contractual repurchase dates correspond to either a set repurchase schedule or to the maturity dates of the underlying securities, which have a remaining weighted-average estimated life from 1.3 to 1.8 years. The repurchase agreements bear interest at a rate that is based on a benchmark of the three-month LIBOR rate or the weighted-average interest rate of the securities sold plus a spread of 0.65% to 2.50%. Securities sold are included in “Credit facilities and securities sold under repurchase agreements” on the Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, the Company had $130.2 million and $174.8 million, respectively, of underlying assets sold under repurchase agreements.

Payable to Structured Program Note and Certificate Holders

In the fourth quarter of 2019 and first quarter of 2020, the Company sponsored securitization transactions through master trusts consisting of $244.4 million in unsecured personal whole loans in aggregate. The trusts sold certificate participations and securities to third-party investors in an amount equal to approximately 95% of the loans for $228.7 million in net proceeds. The remaining certificate participations, securities, and residual interests were retained by the Company. The Company is the primary beneficiary of the trusts, which are consolidated. As of March 31, 2020 and December 31, 2019, the certificate participations and securities held by third-party investors of $206.1 million and $40.6 million are included in “Payable to Structured Program note and certificate holders at fair value” in the Condensed Consolidated Balance Sheets and were secured by loans held for investment and loans held for sale by the Company at fair value of $205.7 million and $40.3 million and restricted cash of $12.6 million and $2.9 million included in the Condensed Consolidated Balance Sheets, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

14. Stockholders’ Equity

Preferred Stock

The Company authorized 10,000,000 shares of preferred stock with a par value of $0.01 per share. In February 2020, the Company filed Certificates of Designations with the Secretary of State of Delaware to designate, of the total authorized shares of preferred stock, 1,200,000 shares of Series A Preferred Stock and 600,000 shares of Series B Preferred Stock. As of March 31, 2020, there were 195,628 shares of Series A Preferred Stock outstanding and no shares of Series B Preferred Stock outstanding.

Each share of Series A Preferred Stock will automatically convert into 100 shares of LendingClub common stock upon a permissible transfer to an unaffiliated third party (subject to adjustment and the other terms described in its respective Certificate of Designations), provided that upon such conversion, the holder, together with its affiliates, will not own or control, in the aggregate, more than 9.9% of the Company’s outstanding common stock. A permissible transfer is a transfer (a) to the Company; (b) in a widespread public distribution; (c) in which no one transferee (or group of associated transferees) would receive 2% or more of any class of the Company’s voting securities then outstanding (including pursuant to a related series of such transfers); or (d) to a transferee that would control more than 50% of the Company voting securities (not including voting securities such person is acquiring from the transferor). The shares of Series A Preferred Stock have no voting rights, except as otherwise required by the General Corporation Law of the State of Delaware.

The Series A Preferred Stock ranks pari passu with the common stock, and junior to any other series of preferred stock that is issued by the Company with respect to rights upon liquidation, winding up and dissolution and as to rights to dividends, provided, however, that in case of a liquidation, winding up or dissolution the Series A Preferred Stock has a right to receive $0.01 per share before any payment is made to the holders of LendingClub common stock, and will thereafter participate on a pari passu basis with the common stock.

The Series B Preferred Stock, if issued, will (a) be nonredeemable; (b) have a minimum preferential quarterly dividend of $0.001 per share or any higher per share dividend declared on LendingClub common stock; (c) in the event of a liquidation be entitled to receive a preferred liquidation payment equal to $0.001 per share plus the per share amount paid in respect of a share of LendingClub common stock; (d) will have one vote, voting together with LendingClub common stock; and (e) in the event of any merger, consolidation or other transaction in which shares of LendingClub common stock are exchanged, will be entitled to receive the per share amount paid in respect of each share of LendingClub common stock. The rights of holders of the Series B Preferred Stock with respect to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary antidilution provisions. There are no issued Series B Preferred Stock.

Issuance of Series A Preferred Stock in Exchange for Common Stock

In February 2020, the Company and Radius Bancorp, Inc. (Radius) entered into an Agreement and Plan of Merger (Merger Agreement), by and among the Company, a wholly owned-subsidiary of the Company, and Radius, pursuant to which the Company will acquire Radius and thereby acquire its wholly-owned subsidiary, Radius Bank (the Merger). In connection with the Merger and in order to facilitate compliance with federal banking regulations by Shanda, in February 2020, the Company also entered into a Share Exchange Agreement (the Exchange Agreement) pursuant to which Shanda exchanged all of its shares of the Company’s common stock (with voting rights), or 19,562,881 shares, for Series A Preferred Stock, or 195,628 shares, and a one-time cash payment of $50.2 million. The Exchange Agreement imposes certain restrictions and obligations on Shanda so as to ensure that its ownership of LendingClub securities and activities will not impede LendingClub’s ability to obtain the necessary bank regulatory approvals.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

On the date of the Exchange Agreement, the effective conversion price for the Series A Preferred Stock was less than the fair value of the common stock, resulting in a beneficial conversion feature that the Company recognized as a deemed dividend to the preferred stockholders and, accordingly, an adjustment to net loss to arrive at net loss attributable to common stockholders. As a result, the Company recorded the deemed dividend of $50.2 million within accumulated deficit for the quarter ended March 31, 2020.

Shareholder Protection Agreement

In February 2020, the board of directors of the Company adopted a Temporary Bank Charter Protection Agreement (Protection Agreement) and simultaneously declared a dividend of one right for each outstanding share of LendingClub common stock (each such right, a “Common Right”) and one right for each outstanding share of Series A Preferred Stock (each such right, a “Series A Preferred Right” and, together with the Common Rights, the “Rights”) to stockholders of record at the close of business on March 19, 2020. The Protection Agreement provides for the dilution of any person or group of persons that acquires: (i) 25% or more equity interest in the Company, or (ii) 10.0% or more of any class of the Company’s voting securities. The Rights shall be issued between March 19, 2020 and the earlier of the Merger or 18 months. Each Common Right entitles the registered holder to purchase one one-thousandth of a share (a “Unit”) of Series B Preferred Stock, at a purchase price of $48.00 per Unit. Each Series A Preferred Right entitles the registered holder to purchase one share of Series A Preferred Stock, at a purchase price of $4,800.00 per share. The Protection Agreement is effective from February 18, 2020 (Effective Date) through the earlier of the closing of the Merger or the 18 month anniversary of the Effective Date.

Retirement of treasury stock

In the first quarter 2020, we retired 467,049 shares, or $19.6 million, of common stock previously held as treasury shares. The Company also retired the 19,562,881 shares of common stock acquired from Shanda as part of the Exchange Agreement. These retirements reduced the number of issued shares of common stock by that same amount. Under the applicable state law, these shares resume the status of authorized and unissued shares upon retirement. Since the repurchase price was lower than the original issuance price, the excess of share repurchase price over par value was recorded to additional paid-in capital.

15. Employee Incentive Plans

The Company’s 2014 Equity Incentive Plan (EIP) provides for granting awards, including restricted stock units (RSUs), performance-based restricted stock units (PBRSUs) and stock options to employees, officers and directors.

Stock-based Compensation

Stock-based compensation expense was as follows for the periods presented:

	Three Months Ended March 31,
	2020	2019
RSUs and PBRSUs	$17,706	$17,185
Stock options	423	715
ESPP	—	352
Total stock-based compensation expense	$18,129	$18,252

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the Company’s stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2020	2019
Sales and marketing	$1,663	$1,571
Origination and servicing	636	924
Engineering and product development	4,615	5,231
Other general and administrative	11,215	10,526
Total stock-based compensation expense	$18,129	$18,252

The Company capitalized $1.6 million and $1.9 million of stock-based compensation expense associated with developing software for internal use during the first quarters of 2020 and 2019, respectively.

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs during the first quarter of 2020:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	9,597,404	$16.78
Granted	8,273,646	$10.42
Vested	(893,306)	$18.89
Forfeited/expired	(395,864)	$15.64
Unvested at March 31, 2020	16,581,880	$13.52

During the first quarter of 2020, the Company granted 8,273,646 RSUs with an aggregate fair value of $86.2 million.

As of March 31, 2020, there was $212.5 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 3.2 years.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

During the first quarter of 2019, the Company expanded the use of its PBRSU program to nearly all of the executive team. The following table summarizes the activities for the Company’s PBRSUs during the first quarter of 2020:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	471,589	$16.94
Vested	(41,577)	$21.82
Forfeited/expired (1)	(183,016)	$16.77
Unvested at March 31, 2020	246,996	$16.24

(1)	Represents the portion of PBRSUs granted in 2018 and 2019 that were unearned as a result of not achieving certain pre-established performance metrics during the performance period.

For the first quarters of 2020 and 2019, the Company recognized $0.8 million and $0.9 million in stock-based compensation expense related to PBRSUs, respectively.

As of March 31, 2020, there was $1.8 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 1.4 years.

Employee Stock Purchase Plan

In connection with the Company’s cost structure simplification efforts, future purchases through the Company’s employee stock purchase plan (ESPP) were suspended effective upon the completion of the most recent offering period on May 10, 2019.

16. Income Taxes

For the first quarter of 2020, the Company recorded income tax expense of $319 thousand, which is primarily attributable to the tax effects of unrealized losses recorded to other comprehensive income associated with the Company’s available for sale portfolio. The Company did not record any income tax expense during the first quarter of 2019.

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

17. Leases

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space for its origination and servicing operations in the Salt Lake City area, Utah, and Westborough, Massachusetts. As of March 31, 2020, the lease agreements have remaining lease terms ranging from approximately one year to nine years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years and some of them include options to terminate the lease with six months’ prior notice. In addition, the Company is the sublessor of a portion of its office space in San Francisco, with lease terms of approximately two years. As of March 31, 2020, the Company pledged $0.8 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Balance sheet information as of March 31, 2020 related to leases was as follows:

ROU Assets and Lease Liabilities	March 31, 2020
Operating lease assets	$90,863
Operating lease liabilities (1)	$109,481

(1)
The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent, which prior to January 1, 2019, was included as a separate liability within “Accrued expenses and other liabilities.”

Components of net lease costs for the first quarters of 2020 and 2019 were as follows:

		Three Months Ended March 31,
Net Lease Costs	Income Statement Classification	2020	2019
Operating lease costs (1)	Other general and administrative expense	$(4,620)	$(5,192)
Sublease revenue	Other revenue	1,534	1,007
Net lease costs		$(3,086)	$(4,185)

(1)	Includes variable lease costs of $0.4 million and $0.3 million for the first quarters of 2020 and 2019, respectively.

Supplemental cash flow information related to the Company’s operating leases for the first quarters of 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Non-cash operating activity:
Leased assets obtained in exchange for new operating lease liabilities (1)	$—	$15,277

(1)	Represents non-cash activity and, accordingly, is not reflected in the Condensed Consolidated Statements of Cash Flows.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company’s future minimum undiscounted lease payments under operating leases and anticipated sublease revenue as of March 31, 2020 were as follows:

	Operating Lease Payments	Sublease Revenue	Net
2020	$13,724	$(4,793)	$8,931
2021	18,649	(6,577)	12,072
2022	15,010	(2,918)	12,092
2023	11,663	—	11,663
2024	12,002	—	12,002
Thereafter	74,497	—	74,497
Total lease payments (1)	$145,545	$(14,288)	$131,257
Discount effect	36,064
Present value of future minimum lease payments	$109,481

(1)
As of March 31, 2020, the Company entered into an additional operating lease which has not yet commenced and is therefore not part of the table above nor included in the lease right-of-use asset and liability. This lease will commence when the Company obtains possession of the underlying asset, which is expected to be on January 1, 2021. The lease term is 8.25 years and has an undiscounted future rent payment of approximately $8.6 million.

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	March 31, 2020
Weighted-average remaining lease term (in years)	9.52
Weighted-average discount rate	5.75%

18. Commitments and Contingencies

Operating Lease Commitments

For discussion regarding the Company’s operating lease commitments, see “Note 17. Leases.”

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, which serves as the Company’s primary issuing bank for loans facilitated through the Company’s platform, WebBank retains ownership of the loans it originates for two business days after origination. As part of this arrangement, the Company is committed to purchase any loans that have been fully approved at par plus accrued interest, at the conclusion of the two business days. As of March 31, 2020 and December 31, 2019, the Company was committed to purchase loans with an outstanding principal balance of $13.3 million and $91.3 million at par, respectively.

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

As a result of the loan repurchase obligations described above, the Company repurchased $1.1 million and $2.0 million in loans or interests therein during the first quarters of 2020 and 2019, respectively.

Purchase Commitments

As required by applicable regulations, the Company must make firm offers of credit with respect to prescreened direct mail it sends out to prospective applicants provided such applicants continue to meet the credit worthiness criteria which were used to screen them at the time of their application and the application is completed prior to the offer’s stated expiration date. If such loans are accepted by the applicants but not otherwise funded by investors on the platform, the Company is required to facilitate funding for the loans directly with its issuing bank partners at minimum amounts, which are generally below the requested loan amount. The Company was not required to purchase any such loans during the first quarter of 2020. Additionally, loans in the process of being facilitated through the Company’s platform and originated by the Company’s issuing bank partner at March 31, 2020, were substantially funded in April 2020. As of the date of this Report, no fully-approved loans remained without investor commitments. During the month of April 2020, the Company was required to purchase approximately $230 thousand of these loans.

In addition, if neither the Company nor Springstone can arrange for other investors to invest in or purchase loans that Springstone facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner, the Company and Springstone are contractually committed to purchase these loans. As of both March 31, 2020 and December 31, 2019, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s Condensed Consolidated Balance Sheets. During the first quarter of 2020, the Company was required to purchase $13.2 million of loans facilitated by Springstone. These purchased loans are held on the Company’s Condensed Consolidated Balance Sheets and have a fair value of $44.8 million and $45.7 million as of March 31, 2020 and December 31, 2019, respectively. The Company believes it will be required to purchase additional loans facilitated by Springstone in 2020 as it seeks to arrange for other investors to invest in or purchase these loans.

Acquisition-related Commitments

On February 18, 2020, the Company and Radius entered into an Agreement and Plan of Merger (as previously discussed in “Note 14. Stockholders' Equity”), in a cash and stock transaction valued at $185 million, subject to certain purchase price and expense adjustments of up to $22 million. The Company has entered into acquisition-related agreements, which include contingent fees of approximately $3 million as of March 31, 2020, due upon closing of the transaction.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Legal

The Company is subject to various claims brought in a litigation or regulatory context. These matters include lawsuits and federal regulatory litigation, including but not limited to putative class action lawsuits, derivative lawsuits, and litigation with the FTC. In addition, the Company continues to cooperate in federal and state regulatory examinations, investigations, and actions relating to the Company’s business practices and licensing, and is a party to a number of routine litigation matters arising in the ordinary course of business. The majority of these claims and proceedings relate to or arise from alleged state or federal law and regulatory violations, or are alleged commercial disputes or consumer complaints. The Company accrues for costs related to contingencies when a loss from such claims is probable and the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable and the loss can be reasonably estimated, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, the Company does not accrue for a potential litigation loss. In those situations, the Company discloses an estimate or range of the reasonably possible losses, if such estimates can be made. Except as otherwise specifically noted below, at this time, the Company does not believe that it is possible to estimate the reasonably possible losses or a range of reasonably possible losses related to the matters described below.

Derivative Lawsuits

On November 6, 2017, a putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Sawyer v. Sanborn, et al., No. 3:17-cv-06447) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action was based on allegations similar to those in a consolidated putative securities class action litigation (In re LendingClub Securities Litigation, No. 16-cv-02627 (N.D. Cal.)) that was successfully settled in 2018. In July 2018, the Company and the individual defendants brought a motion to dismiss the Sawyer matter on the grounds that the action was not filed within the applicable statute of limitations. The Court granted that motion and judgment was entered in favor of the defendants. The Sawyer plaintiff also attempted to intervene in a previously filed derivative action in the U.S. District Court for the Northern District of California (Stadnicki v. LaPlanche, et al., No. 3:16-cv-03072). The Company and the individual defendants opposed the intervention, and the original Stadnicki plaintiff moved to voluntarily dismiss the case. The motion to intervene was denied and the motion to voluntarily dismiss the Stadnicki action was granted. Notices of appeal were filed in both the Sawyer and Stadnicki actions. The appeal in the Sawyer matter was dismissed at the Sawyer plaintiff’s request. Oral argument in the appeal in the Stadnicki matter was heard on February 3, 2020 and on February 25, 2020, the U.S. Court of Appeals for the Ninth Circuit issued a ruling affirming the trial court’s denial of the Sawyer plaintiff’s motion to intervene in the Stadnicki case. It is unclear at this time whether the Sawyer plaintiff will attempt to seek further review of the Ninth Circuit’s ruling. Accordingly, it is not possible for the Company to predict the outcome of the Stadnicki action at this time.

FTC Lawsuit

In 2016, the Company received a formal request for information from the Federal Trade Commission (FTC). The FTC commenced an investigation concerning certain of the Company’s policies and practices and related legal compliance.

On April 25, 2018, the FTC filed a complaint in the Northern District of California (FTC v. LendingClub Corporation, No. 3:18-cv-02454) alleging causes of action for violations of the FTC Act, including claims of deception in connection with disclosures related to the origination fee associated with loans available through the Company’s platform, and in connection with communications relating to the likelihood of loan approval during the application process, and a claim of unfairness relating to certain unauthorized charges to borrowers’ bank accounts. The FTC’s complaint also alleged a violation of the Gramm-Leach-Bliley Act regarding the Company’s practices in

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

delivering its privacy notice. In June 2018, the Company brought a motion to dismiss the FTC’s complaint, which was heard on September 13, 2018. In an order dated October 3, 2018, the Court denied the motion in part and granted the motion in part, providing the FTC with leave to amend its pleadings. On October 22, 2018, the FTC filed an amended complaint which reasserted the same causes of action from the original complaint. On November 13, 2018, the Company filed an answer to the amended complaint. The FTC subsequently filed a motion seeking to strike certain affirmative defenses pled in the answer and the Company filed an opposition to the motion. On April 29, 2019, the Court issued a ruling denying the FTC’s motion in part and granting it in part and allowing the Company to replead certain of the affirmative defenses that were the subject of the FTC’s motion. The Company filed an amended answer in the case on May 29, 2019. The discovery period in the case is closed. On February 27, 2020, both the Company and the FTC filed various motions with the Court, including motions to exclude expert testimony and motions for summary judgment as to some or all of the claims in the case. The FTC also filed a motion for partial judgment on the pleadings in the case. These motions were heard by the Court on April 27, 2020. The Court has not yet issued a decision on the motions. The Court has issued scheduling orders that set various deadlines in the case, including a June 22, 2020 trial commencement date. The Company denies, and will continue to vigorously defend against, the claims asserted in this case. Notwithstanding the Company’s vigorous defense, the Company and the FTC have participated in voluntary settlement conferences and may engage in additional settlement discussions. No assurances can be given as to the timing, outcome or consequences of this matter.

Class Action Lawsuits Following Announcement of FTC Litigation

In May 2018, following the announcement of the FTC’s litigation against the Company, putative shareholder class action litigation was filed in the U.S. District Court of the Northern District of California (Veal v. LendingClub Corporation et.al., No. 5:18-cv-02599) against the Company and certain of its current and former officers and directors alleging violations of federal securities laws in connection with the Company’s description of fees and compliance with federal privacy law in securities filings. The Court appointed lead plaintiffs and lead counsel for the litigation in November 2018. On January 7, 2019, the lead plaintiffs filed a consolidated amended class action complaint which asserts the same causes of action as the original complaint and adds additional allegations. On March 8, 2019, the Company and the individual defendants in the case filed motions to dismiss the consolidated amended class action complaint. A hearing on these motions was held on September 26, 2019. On November 4, 2019, the Court issued a written order granting defendants’ motions to dismiss with leave to amend. Plaintiff filed a Second Amended Complaint on December 19, 2019, which modifies and adds certain allegations and drops one of the former officer defendants as a defendant in the case, but otherwise advances the same causes of action. Defendants filed a motion to dismiss the Second Amended Complaint on January 28, 2020. The Court heard argument on this motion on April 30, 2020. The Court has not yet issued a decision on this motion. This lawsuit is in the early stages. The Company denies and will vigorously defend against the allegations. No assurances can be given as to the timing, outcome or consequences of this matter.

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

In August 2019, a putative shareholder derivative action was filed in the Court of Chancery for the State of Delaware (Fisher v. Sanborn, et al., Case No. 2019-0631) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This lawsuit advances allegations similar to those in the consolidated Baron/Cheekatamarla actions and the Veal action discussed above and accuses the individual defendants of breaching their fiduciary duties by failing to adequately monitor the Company and prevent it from engaging in the purported regulatory violations alleged by the FTC and by causing the Company to make allegedly false and misleading public statements (as alleged in the Veal action). The lawsuit also alleges that certain of the individual defendants breached their fiduciary duties by selling Company shares while in possession of material, non-public information. On October 11, 2019, the Company and the individual defendants filed a motion to dismiss the complaint. In November 2019, rather than oppose defendants’ motion to dismiss, the plaintiff filed an amended complaint. That same month, the Company and the individual defendants named in the amended complaint filed a motion to dismiss that amended complaint. On January 17, 2020, rather than oppose defendants’ motion to dismiss, the plaintiff filed a second amended complaint. On January 24, 2020, defendants filed a motion to strike the second amended complaint as improper. The Court denied the defendants’ motion to strike and allowed the plaintiff to advance the second amended complaint as the operative complaint in the case. The defendants have filed a motion to dismiss the second amended complaint which is currently set to be heard by the Court on July 2, 2020. No assurances can be given as to the timing, outcome or consequences of this matter.

Regulatory Investigation by the State of Massachusetts

In June 2018, the Company received a civil investigative demand from the office of the Attorney General of the State of Massachusetts. The investigation related to the advertisement, provision and servicing of personal loans to Massachusetts’ consumers facilitated by the Company, including the Company’s compliance with the Massachusetts Small Loan Law and the Small Loan Rate Order promulgated under it. The Company cooperated with the investigation and finalized an Assurance of Discontinuance in January 2020 with the Attorney General’s Office to resolve the investigation, the terms of which are not material to the Company’s financial position or results of operations.

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

The Company is routinely subject to examination for compliance with applicable laws and regulations in the states in which it is licensed. As of the date of this Report, the Company is subject to examination by the New York Department of Financial Services (NYDFS) and other regulators. The Company periodically has discussions with various regulatory agencies regarding its business model and has engaged in similar discussions with the NYDFS. During the course of such discussions with the NYDFS, which remain ongoing, the Company decided to voluntarily comply with certain rules and regulations of the NYDFS. No assurances can be given as to the timing, outcome or consequences of this matter or others if or as they arise.

Putative Class Actions

In September 2018, a lawsuit was filed against the Company in the State of New York (Accardo v. Lending Club, et al., 2:18-cv-05030-JS-AKT) asserting an individual claim under the federal Fair Credit Reporting Act against the Company. In early 2019, the plaintiff filed a motion for leave to amend his complaint in the case to assert a putative class claim under the Fair Credit Reporting Act. The plaintiff’s proposed amended complaint contends that LendingClub failed to conduct a reasonable investigation into plaintiff’s identity theft dispute and plaintiff seeks to represent a class of similarly situated individuals. The Company filed an opposition to plaintiff’s motion for leave to amend and also filed a motion to compel arbitration of plaintiff’s claim against the Company on an individual basis. The Court denied the Company’s motion to compel arbitration and ordered a trial on whether an arbitration agreement exists between the Company and Plaintiff. The Court also denied without prejudice Plaintiff’s motion for leave to amend. The Company has finalized a settlement with the plaintiff to resolve this matter, the terms of which are not material to the Company’s financial position or results of operations. This matter is now concluded.

In February 2020, a putative class action lawsuit was filed against the Company in the U.S District Court for the Northern District of California (Erceg v. LendingClub Corporation, No. 3:20-cv-01153). The lawsuit alleges violations of California and Massachusetts law based on allegations that LendingClub recorded a call with plaintiff without notifying him that it would be recorded. Plaintiff seeks to represent a purported class of similarly situated individuals who had phone calls recorded by LendingClub without their knowledge and consent. LendingClub filed

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

a motion to dismiss certain of plaintiff’s claims, strike nationwide class allegations, and, alternatively, to stay the litigation. No assurances can be given as to the timing, outcome or consequences of this matter.

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

Certain Financial Considerations Relating to Litigation and Investigations

With respect to the matters discussed above, the Company had $14.8 million and $16.0 million in accrued contingent liabilities at March 31, 2020 and December 31, 2019, respectively.

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

In February 2020, the Company entered into an exchange agreement with its largest stockholder, Shanda, pursuant to which, on March 20, 2020, Shanda exchanged all of 19,562,881 shares of LendingClub common stock held by it for (i) 195,628 newly issued shares of mandatorily convertible, non-voting, LendingClub preferred stock, series A, both with a par value of $0.01 per share, and (ii) a one-time cash payment of $50.2 million. See “Note 14. Stockholders' Equity,” for additional information.

As of March 31, 2020, the Company had a $7.8 million investment and an approximate 22% ownership interest in an Investment Fund, a private fund that participates in a family of funds with other unrelated third parties. This family of funds purchases whole loans and interests in loans from the Company, as well as other assets from third parties unrelated to the Company. The Company’s investment in the Investment Fund is recorded in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

During the first quarter of 2019, the family of funds purchased $77 thousand of whole loans. The family of funds did not purchase whole loans during the first quarter of 2020. During the first quarters of 2020 and 2019, the Company earned $15 thousand and $28 thousand in investor fees from this family of funds, and paid interest of $66 thousand and $327 thousand on the funds’ interests in whole loans, respectively. The Company believes that the investor fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors. The Investment Fund provides audited financial statements annually and periodic investment statements throughout each calendar year on a delayed basis, which are used by the Company to evaluate performance and recoverability of our investment.

21. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2020, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, including as disclosed below, the Company has determined no additional subsequent events were required to be recognized or disclosed.

On April 20, 2020, the Company approved a restructuring plan to address the impact of COVID-19 on the Company’s business. The restructuring plan includes workforce reductions affecting approximately 460 employees, or approximately 30% of the Company’s workforce, including one named executive of the Company. The Company expects to incur total pre-tax restructuring and related charges of approximately $10 million during the remainder of 2020, of which approximately $1 million represents an employee relief plan to assist impacted employees through this challenging time and the remainder represents future cash expenditures for the payment of severance and related benefits costs, with final payment before the end of the calendar year. There is a minimal retention period, and Company expects to expense a majority of the severance and related benefit costs in the second quarter of 2020.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (Report). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in “Part I – Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (Annual Report). The forward-looking statements included in this Report are made only as of the date hereof.

Overview

LendingClub was incorporated in Delaware on October 2, 2006, and is the largest marketplace of unsecured personal loans in the United States. We operate America’s largest online lending marketplace platform that connects borrowers and investors. LendingClub provides tools that help Americans save money on their path to financial health through lower borrowing costs and a seamless, technology-driven user experience. Investors provide capital to enable the funding of loans in exchange for earning competitive risk adjusted returns. Our marketplace enables efficient credit decisioning, pricing, servicing and support operations. We operate fully online with no traditional branch infrastructure. Our vision is to expand our marketplace model and support it with a bank charter, which we believe will be both strategically and financially accretive to the Company.

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

Investor fees paid to us vary based on investment channel and compensate us for the costs we incur in servicing loans, including managing payments from borrowers, collections, payments to investors, maintaining investors’ account portfolios, providing information and issuing monthly statements. Whole loan purchasers pay a monthly weighted-average fee of up to 0.9% per annum and Structured Program investors pay a monthly fee of up to 1%, which is generally based on the month-end principal balance of loans serviced by us.

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

Loans facilitated through our lending marketplace are funded by the sale of whole loans to banks and other institutional investors, the sale of whole loans facilitated through Structured Programs, the issuance of notes to our self-directed retail investors, or funded directly by the Company with its own capital. We use our capital to fund the purchase of loans for our Structured Program transactions, to support marketplace equilibrium when a matching third-party investor is not available at time of origination, to reflect changes in market value through loan pricing, to test new product offerings, and to make accommodations to customers. The Company’s Structured Program transactions include (i) asset-backed securitization transactions and (ii) Certificate Program transactions. Certificate Program transactions include CLUB Certificate and Levered Certificate transactions.

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

COVID-19 Update:

COVID-19 is having an unprecedented effect on consumers, small businesses and the broader economy, including the credit markets. Further, there is substantial dislocation in the capital markets and constraints on investor capital. Reduced investor demand for unsecured personal loans, along with reduced availability of capital, has resulted in (i) a reduction in loan originations on our platform to $140 million in April 2020, a reduction from pre-COVID-19 Q1 2020 origination levels of approximately 90%, and (ii) increased investor concentration on our platform. Although we expect recent volatility in origination levels and the number of investors participating on the platform to eventually stabilize, we are not currently anticipating that to occur at least until unemployment stabilizes and credit performance is better understood and observed in light of the impact of COVID-19 and the availability of liquidity normalizes.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

In response to the impact of COVID-19, we have undertaken a number of measures intended to protect platform investor returns, better serve our borrowers and enhance our ability to navigate the current economic environment. These include making hardship plans available to our borrowers to assist with payment options on their loans and, in response to reduced platform investor demand, the following measures intended to preserve the $294.3 million in cash and cash equivalents held by the Company as of March 31, 2020:

◦	Restructuring and repositioning the Company through a workforce reduction of approximately 30%

◦	Ceasing the purchasing of loans for Structured Program transactions

During this period of volatility in the economy and consumer credit, the Company will continue to generate revenue from (i) interest income from loans held by the Company and securities available for sale, (ii) investor fees for performing servicing of assets under management, and (iii) transaction fees generated for new loans originated. We believe that under a range of scenarios with conservative assumptions, we will still have adequate liquidity and capital to navigate through the current environment.

Investor: There has been a reduction in investor demand on our platform reflecting market dislocation for unsecured personal loans driven in part by wider credit spreads and increased liquidity constraints. Similarly, the Company has temporarily ceased purchasing loans to preserve capital due to the lack of investor demand for our Structured Program transactions and whole loan sales. The reduction in investor demand on our platform has had a direct impact on the reduction in loan originations and transaction fees earned by the Company from our issuing banks. In April 2020, loan originations volume was $140 million, a reduction of approximately 90% to pre-COVID-19 Q1 2020 origination levels. The reduction in investor demand has furthered investor concentration to a limited number of purchasers that are continuing to purchase loans but are currently doing so at lower volumes relative to historical purchasing activity. Although we collect transaction fees from issuing banks, the banks generate these fees through the loans paid for by the borrower. Our transaction fees are being further concentrated among fewer investors as transaction fees reflect the loan volume being purchased by investors that are purchasing the loans on our platform.

Borrower: In March 2020, the Company tightened credit availability on our platform, suspended the facilitation of grade D and near-prime loans, and increased interest rates on loan grades A through C by between 2% and 4%. With respect to existing borrowers, the Company is offering relief to borrowers impacted by COVID-19 through deferrals of loan payments. Given volatility in the financial stability of consumers and unprecedented increases in unemployment, we are continuously evaluating our underwriting processes and policies, including the effectiveness of our scoring models. As previously disclosed in a Form 8-K filed on March 30, 2020, we have designed a hardship plan in response to the COVID-19 pandemic and the challenge it has presented to our borrowers, that allows eligible borrowers to skip up to two monthly payments (Skip-a-Pay). Eligible borrowers participating in Skip-a-Pay have the terms of their existing loan extended for a commensurate period, which impacts the duration and payment date for any member payment dependent note related to participating loans. Further, an investor's internal rate of return on such notes may also be impacted. As the current regulatory environment for loan forgiveness or waivers of missed payments evolves, our programs which address these topics may evolve over time as well. In light of the shifting landscape, additional payment plans are actively being developed and considered for implementation. As of April 30, 2020, approximately 11% of our outstanding personal loans have been enrolled in Skip-a-Pay.

Restructuring: On April 21, 2020, the Company disclosed a restructuring plan to address the impact of COVID-19 on the Company’s business by repositioning the Company’s expense base to better reflect the reduction in loan volume and better position the Company for profitability to achieve its strategic goals when the economy and business stabilizes. The restructuring plan includes workforce reductions affecting approximately 460 employees. The Company expects to incur total pre-tax restructuring and related charges of approximately $10 million during the remainder of 2020. The impact of the reduction in workforce is estimated to lower our ongoing quarterly cash compensation expense by approximately $17 million and stock-based compensation expense by approximately $4 million.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Liquidity: As of March 31, 2020, our balance sheet includes $294.3 million in cash and cash equivalents, securities available for sale of $256.6 million (which included $130.2 million of securities pledged as collateral) and loans held for sale by the Company at fair value of $741.7 million (which included $499.8 million of loans at fair value pledged as collateral). The loans held for sale by the Company of $741.7 million includes $127.7 million held by consolidated Structured Program transactions where the risk of any loss is held by third parties. See “Liquidity and Capital Resources” for additional information.

Q1 Results of Operations:

Our balance sheet and income statement are sensitive to estimates of future borrower credit losses and prepayment expectations and investor liquidity premiums for our assets (including unsecured personal loans and securities backed by unsecured personal loans). Because there is not yet consensus about the economic impact of COVID-19, we are relying on a variety of data points to forecast its impact, which and at what volume of loans to facilitate for borrowers, and the volume and method of purchase of investments in those loans by individuals and institutions. An important consideration in loan performance is unemployment and we have utilized third-party unemployment forecasts to assist us in estimating borrower credit loss and prepayment forecasts. These forecasts require significant management judgment by the Company due to an unprecedented level of unemployment, wide range of market estimates, the uncertain impact of government stimulus response and overall market dislocation due to COVID-19. Using these forecasts, the Company has estimated a COVID-19 related increase in credit losses of approximately 50%, and a reduction in prepayments of approximately 40% for loans originated in the fourth quarter of 2019 and first quarter of 2020. In addition, using these forecasts, the Company estimated a liquidity premium ranging from 2% to 4% for our unsecured personal loans and certain securities without observable market trades based on increases of interest rates on our platform. The liquidity premium for securities with observable market trades was based on those market prices and information we receive from security pricing services.

The primary impacts of these forecasts included:

•	Total net fair value adjustments of $(101.7) million, of which $(64) million related to the COVID-19 updated forecasts for credit losses and liquidity premiums;

•	$14 million of transaction fee revenue and $9 million of investor fee revenue related to a reduction of forecasted prepayments

•	Net unrealized losses of $20.7 million recorded in “Other comprehensive income (loss)” related to liquidity premiums for securities available for sale.

Net fair value adjustment – Total net fair value adjustment of $(101.7) million is primarily attributable to an increase in estimated credit losses, a reduction in estimated prepayments and an increase in the estimated liquidity premium as a result of COVID-19. The COVID-19 impact on assets on our balance sheet reflected in net fair value adjustments is approximately $(64) million, of which approximately $(38) million is related to credit and prepayment estimates and approximately $(26) million is related to liquidity premium.

Transaction fees – In March 2020, we observed a reduction in loan origination volume due to COVID-19, which drove an overall decrease in our platform volume and resulted in loan originations of $2.5 billion in the first quarter of 2020. Transaction fee revenue was lower due to this reduction in volume, which was partially offset by $14 million of revenue from a reduction in our transaction fee refund liability owed to borrowers reflecting a decrease in estimated prepayments.

Investor fees – The fair value of the servicing asset is impacted by changes in prepayment estimates. With significantly reduced estimated prepayments, we expect to collect more servicing fees in the future that could be partially offset by a reduction in collections from borrowers on delinquent loans, which we are continuing to

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

monitor. The decrease in estimated prepayments resulted in a net positive fair value impact of approximately $9 million in the first quarter of 2020.

Loan Origination Update:

In the first quarter of 2020, our marketplace facilitated $2.5 billion of loan originations, of which $1.1 billion was issued through whole loan sales, $1.3 billion was purchased or pending purchase by the Company, and $95.3 million was issued through member payment dependent notes. Loans held by the Company at quarter end are available loan inventory for future Structured Program transactions and whole loan sales, excluding loans held by the Company as a result of consolidated trusts.

The following table shows the loan origination volume issued, loans purchased or pending purchase by the Company, and the available loan inventory as of the end of each period set forth below (in millions):

	March 31, 2020	December 31, 2019	September 30, 2019
Loan originations	$2,521.5	$3,083.1	$3,349.6
Loans purchased or pending purchase by the Company during the quarter	$1,302.4	$1,749.2	$1,543.5
LendingClub inventory (1)	$510.8	$718.2	$755.2
LendingClub inventory as a percentage of loan originations (1)	20%	23%	23%

(1)
LendingClub inventory reflects loans purchased or pending purchase by the Company during the period, excluding loans held by the Company through consolidated trusts, if applicable, and not yet sold as of the period end.

Loan inventory purchased by LendingClub was 20% of total loan originations during the first quarter of 2020. This decrease since the fourth quarter of 2019 was due to lower volumes of loans purchased by LendingClub during March 2020 due to COVID-19.

Because of timing differences between changes in market interest rates, interest rates on loans, credit performance and investor yield expectations, there may be a difference between the actual yield on a loan and the yield required by an investor on a loan. This allows us to adjust the effective yield on a loan through its sale price, thereby maintaining marketplace equilibrium. Any discount to par will result in negative fair value adjustments.

Radius Acquisition:

On February 18, 2020, the Company and Radius Bancorp, Inc. (Radius) entered into an Agreement and Plan of Merger, by and among the Company, a wholly owned-subsidiary of the Company, and Radius, pursuant to which the Company will acquire Radius and thereby acquire its wholly-owned subsidiary, Radius Bank (the Merger). The Company believes that acquiring Radius and operating with a national bank charter will enhance LendingClub’s ability to serve its members, grow its market opportunity, increase and diversify revenue and earnings, and provide both funding resilience and regulatory clarity. The Merger will be accounted for as a business combination. The purchase price of $185 million, subject to certain adjustments, will be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date.

In order to facilitate compliance with federal banking regulations, on March 20, 2020, the Company’s largest stockholder, Shanda Asset Management Holdings Limited and its affiliates (Shanda), exchanged all shares of the Company’s common stock held by it for newly issued non-voting convertible preferred stock, series A (the Exchange). In connection with the Exchange, the Company provided Shanda certain registration rights and paid Shanda a one-time cash payment of approximately $50.2 million, which is recorded as a deemed dividend in stockholders’ equity. To deter future ownership positions in the Company’s securities in excess of thresholds set

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

forth by the Federal Reserve under the Bank Holding Company Act, on February 18, 2020, the Company adopted a Temporary Bank Charter Protection Agreement (the Charter Protection Agreement) which provides for the dilution of any person or group of persons that acquires: (i) 25% or more equity interest in the Company, or (ii) 10% or more of any class of the Company’s voting securities. The Charter Protection Agreement will automatically expire on the earlier of the closing of the Merger or 18 months after its adoption.

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

Loan supply, which is partly driven by borrower-related activities within our business, combined with investor demand to purchase loans on our platform as well as our own loan purchases, can affect our revenue in any particular period. These drivers collectively affect transaction fees, investor fees earned by us related to these transactions, interest income, fair value adjustments and other revenue related to loans held on balance sheet, including the performance of such loans. As these drivers can be affected by a variety of factors, both in and out of our control, revenues may fluctuate from period to period. Factors that can affect these drivers and ultimately revenue and its timing include:

•	the duration and impact of the COVID-19 pandemic;

•	the impact of government stimulus programs;

•	our ability to navigate adverse economic circumstances;

•	investor demand for our loans;

•	availability or the timing of the deployment of investment capital by investors;

•	loan performance and return on investment;

•	market confidence in our data, controls, and processes;

•	announcements and terms of resolution of governmental inquiries or private litigation;

•	our ability to obtain or add bank functionality and a bank charter, through the acquisition of Radius Bancorp, Inc. or otherwise;

•	the impact on the business from obtaining or adding bank functionality and bank charter;

•	the mix of borrower products and corresponding transaction fees;

•	regulatory or market factors which limit products on our platform or loan interest rates borrowers can pay;

•	the availability and amount of new capital from pooled investment vehicles and managed accounts that typically deploy their capital at the start of a period;

•	the amount of purchase limitations we can impose on larger investors as a way to maintain investor balance and fairness;

•	the attractiveness of alternative opportunities for borrowers or investors, through changes in interest rates, transaction fees, terms, or risk profile;

•	the responsiveness of applicants to our marketing efforts;

•	expenditures on marketing initiatives in a period;

•	the sufficiency of operational staff to process any manual portion of the loan applications in a timely manner;

•	the responsiveness of borrowers to satisfy additional income or employment verification requirements related to their application;

•	borrower withdrawal rates;

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

•	the percentage distribution of loans between the whole and fractional loan platforms;

•	platform system performance;

•	seasonality in demand for our platform and services, which is generally lowest in the first quarter and also impacts the fourth quarter;

•	determination to hold loans for purposes of subsequently distributing the loans through sale or Structured Program transactions;

•	changes in the credit performance of loans or market interest rates;

•	the success of our models to predict borrower risk levels and related investor demand; and

•	other factors.

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

Key Operating and Financial Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
Loan originations	$2,521,497	$3,083,129	$2,727,831
Sales and marketing expense as a percent of loan originations	1.97%	2.18%	2.44%
Net revenue	$120,206	$188,486	$174,418
Consolidated net income (loss)	$(48,087)	$234	$(19,900)
Diluted EPS attributable to common stockholders (1)(2)	$(1.10)	$0.00	$(0.23)
Contribution (3)	$51,902	$101,261	$85,688
Contribution margin (3)	43.2%	53.7%	49.1%
Adjusted EBITDA (3)	$(7,831)	$38,981	$22,589
Adjusted EBITDA margin (3)	(6.5)%	20.7%	13.0%
Adjusted net income (loss) (3)	$(39,151)	$6,981	$(11,518)
Adjusted EPS (1) (2) (3)	$(0.44)	$0.08	$(0.13)

(1)
Share and per share information has been retroactively adjusted, as applicable, to reflect a reverse stock split. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 4. Net Loss Per Share” for additional information.

(2)	See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 4. Net Loss Per Share” and “Note 14. Stockholders' Equity” for additional information.

(3)
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

Loan origination volume and weighted-average transaction fees (as a percent of origination balance) by major loan products are as follows:

	Three Months Ended
	March 31, 2020		December 31, 2019		March 31, 2019
(in millions, except percentages)	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee
Personal loans – standard program	$1,771.0	5.67%	$2,087.5	5.01%	$1,928.4	5.08%
Personal loans – custom program	572.5	5.62%	816.5	4.96%	585.5	4.80%
Total personal loans	2,343.5	5.66%	2,904.0	4.99%	2,513.9	5.02%
Other loans	178.0	2.06%	179.1	2.78%	213.9	4.32%
Total	$2,521.5	5.40%	$3,083.1	4.86%	$2,727.8	4.96%

The increase in the total weighted-average transaction fee during the first quarter of 2020 compared to the first quarter of 2019 and fourth quarter of 2019 was primarily driven by an increase in transaction revenue as a result of a decrease in transaction fee liabilities owed to borrowers due to lower prepayment expectations.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Personal loan origination volume for our standard loan program by loan grade was as follows (in millions):

	Three Months Ended
(in millions)	March 31, 2020		December 31, 2019		March 31, 2019
Personal loan originations by loan grade – standard loan program:	Amount	% of Total	Amount	% of Total	Amount	% of Total
A	$620.0	35%	$654.1	31%	$608.3	32%
B	544.6	31%	644.7	31%	574.5	30%
C	357.3	20%	479.6	23%	452.5	23%
D	249.1	14%	309.1	15%	243.5	13%
E	—	—%	—	—%	49.4	2%
F	—	—%	—	—%	0.2	—%
Total	$1,771.0	100%	$2,087.5	100%	$1,928.4	100%

Credit and pricing policy changes made by the Company during 2019 and into 2020 resulted in a change in the mix of personal loan origination volume from higher risk grades E and F to lower risk A through D grades. These changes broadly focused on tightening credit to shift overall platform mix towards lower risk and higher credit quality borrowers.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations
The following tables set forth the Condensed Consolidated Statements of Operations data for each of the periods presented:

	Three Months Ended			Change (%)
	March 31, 2020	December 31, 2019	March 31, 2019	Q1 2020 vs Q1 2019	Q1 2020 vs Q4 2019
Net revenue:

Transaction fees	$136,243	$149,951	$135,397	1%	(9)%

Interest income	69,411	74,791	100,172	(31)%	(7)%
Interest expense	(44,241)	(49,251)	(75,360)	(41)%	(10)%
Net fair value adjustments	(101,738)	(42,659)	(34,729)	193%	138%
Net interest income and fair value adjustments	(76,568)	(17,119)	(9,917)	N/M	N/M
Investor fees	41,759	30,258	31,731	32%	38%
Gain on sales of loans	14,261	20,373	15,152	(6)%	(30)%
Net investor revenue (1)	(20,548)	33,512	36,966	(156)%	(161)%

Other revenue	4,511	5,023	2,055	120%	(10)%

Total net revenue	120,206	188,486	174,418	(31)%	(36)%
Operating expenses: (2)
Sales and marketing	49,784	67,222	66,623	(25)%	(26)%
Origination and servicing	20,994	22,203	28,273	(26)%	(5)%
Engineering and product development	38,710	41,080	42,546	(9)%	(6)%
Other general and administrative	58,486	57,607	56,876	3%	2%
Total operating expenses	167,974	188,112	194,318	(14)%	(11)%
Income (Loss) before income tax expense	(47,768)	374	(19,900)	140%	N/M
Income tax expense	319	140	—	N/M	128%
Consolidated net income (loss)	$(48,087)	$234	$(19,900)	142%	N/M
Less: Income attributable to noncontrolling interests	—	—	35	(100)%	—%
LendingClub net income (loss)	$(48,087)	$234	$(19,935)	141%	N/M
N/M – Not meaningful
(1) See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Basis of Presentation” for additional information.
(2) Includes stock-based compensation expense as follows:
	Three Months Ended			Change (%)
	March 31, 2020	December 31, 2019	March 31, 2019	Q1 2020 vs Q1 2019	Q1 2020 vs Q4 2019
Sales and marketing	$1,663	$1,479	$1,571	6%	12%
Origination and servicing	636	533	924	(31)%	19%
Engineering and product development	4,615	4,417	5,231	(12)%	4%
Other general and administrative	11,215	10,312	10,526	7%	9%
Total stock-based compensation expense	$18,129	$16,741	$18,252	(1)%	8%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

	Three Months Ended			Change (%)
	March 31, 2020	December 31, 2019	March 31, 2019	Q1 2020 vs Q1 2019	Q1 2020 vs Q4 2019
Net revenue:

Transaction fees	$136,243	$149,951	$135,397	1%	(9)%

Interest income	69,411	74,791	100,172	(31)%	(7)%
Interest expense	(44,241)	(49,251)	(75,360)	(41)%	(10)%
Net fair value adjustments	(101,738)	(42,659)	(34,729)	193%	138%
Net interest income and fair value adjustments	(76,568)	(17,119)	(9,917)	N/M	N/M
Investor fees	41,759	30,258	31,731	32%	38%
Gain on sales of loans	14,261	20,373	15,152	(6)%	(30)%
Net investor revenue	(20,548)	33,512	36,966	(156)%	(161)%

Other revenue	4,511	5,023	2,055	120%	(10)%

Total net revenue	$120,206	$188,486	$174,418	(31)%	(36)%
N/M – Not meaningful

The analysis below is presented for the following periods: First quarter of 2020 compared to the first quarter of 2019 (Quarter Over Quarter) and first quarter of 2020 compared to the fourth quarter of 2019 (Sequential). For additional discussion of the Company’s results of operations for the first quarter of 2020 and the impact of the COVID-19 pandemic, refer to the “Current Economic and Business Environment” section above.

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform in facilitating the origination of loans by our issuing bank partners. With respect to all unsecured personal loans and auto refinance loans for which WebBank acts as the issuing bank, we record transaction fee revenue net of program fees paid to WebBank. The fees on these loans are based upon the terms of the loan, including grade, rate, term, channel and other factors. As of March 31, 2020, these fees ranged from 0% to 6% of the initial principal amount of a loan.

Transaction fees were $136.2 million and $135.4 million for the first quarters of 2020 and 2019, respectively, an increase of 1%. The increase was primarily due to an increase in transaction revenue as a result of a decrease in transaction fee liabilities owed to borrowers due to lower prepayment expectations, offset by a decrease in origination volume. Loans facilitated through our lending marketplace decreased to $2.5 billion for the first quarter of 2020 compared to $2.7 billion for the first quarter of 2019, a decrease of 8%. The average transaction fee as a percentage of the initial principal balance of the loan was 5.40% for the first quarter of 2020 compared to 4.96% for the first quarter of 2019.

Transaction fees were $136.2 million and $150.0 million for the first quarter of 2020 and fourth quarter of 2019, respectively, a decrease of 9%. The decrease was primarily due to a decrease in origination volume, partially offset by an increase in transaction revenue as a result of a decrease in transaction fee liabilities owed to borrowers due to

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

lower prepayment expectations. Loans facilitated through our lending marketplace decreased to $2.5 billion for the first quarter of 2020 compared to $3.1 billion in the fourth quarter of 2019, a decrease of 18%. The average transaction fee as a percentage of the initial principal balance of the loan was 5.40% for the first quarter of 2020 compared to 4.86% for the fourth quarter of 2019.

In April 2020, we recognized approximately $1.7 million in transaction fee revenue associated with the issuance of loans for which the loan application process had commenced prior to the end of the first quarter of 2020. In April 2019, we recognized approximately $6.6 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the first quarter of 2019.

Net Interest Income and Fair Value Adjustments

Loans Invested in by the Company: The Company purchases loans to support Structured Program transactions. We earn interest income and assume principal and interest rate risk on loans during the period we own the loans. We have financed a portion of the purchase of these loans with draws on our credit facilities and the associated interest expense reduces net interest income. Fair value adjustments on loans invested in by the Company are generally negative due to interest cash flow receipts and if there are expected increases and any acceleration in the timing of expected charge-offs and prepayments. As we continue to use our own capital to invest in loans for strategic business purposes, we expect the net negative fair value adjustments on loans to fluctuate due to the impact of current economic conditions, discounts offered to meet yield expectations of our loan investors and the holding period of the loans.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table provides additional detail related to net interest income and fair value adjustments for assets invested in by the Company, assets with equal and offsetting liabilities, and total interest income, interest expense and net fair value adjustments:

	Three Months Ended			Change (%)
	March 31, 2020	December 31, 2019	March 31, 2019	Q1 2020 vs Q1 2019	Q1 2020 vs Q4 2019
Loans invested in by the Company, securities available for sale, cash, cash equivalents and restricted cash, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$29,375	$29,142	$28,785	2%	1%
Securities available for sale	3,779	3,747	3,096	22%	1%
Cash, cash equivalents and restricted cash	881	1,035	1,784	(51)%	(15)%
Total	34,035	33,924	33,665	1%	—%
Interest expense:
Credit facilities and securities sold under repurchase agreements	(7,538)	(8,148)	(6,279)	20%	(7)%
Securitization notes and certificates	(1,327)	(236)	(2,574)	(48)%	462%
Total	(8,865)	(8,384)	(8,853)	—%	6%
Net interest income	25,170	25,540	24,812	1%	(1)%
Net fair value adjustments	(101,738)	(42,659)	(34,729)	193%	138%
Net interest income and fair value adjustments	$(76,568)	$(17,119)	$(9,917)	N/M	N/M

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$35,376	$40,867	$66,507	(47)%	(13)%
Interest expense:
Notes, certificates and secured borrowings	(35,376)	(40,867)	(66,507)	(47)%	(13)%
Net interest income	$—	$—	$—	—%	—%

Total net interest income and fair value adjustments:
Interest income	$69,411	$74,791	$100,172	(31)%	(7)%
Interest expense	(44,241)	(49,251)	(75,360)	(41)%	(10)%
Net fair value adjustments	(101,738)	(42,659)	(34,729)	193%	138%
Net interest income and fair value adjustments	$(76,568)	$(17,119)	$(9,917)	N/M	N/M
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table provides the outstanding average balances, which are key drivers of interest income and interest expense in the periods presented:

	Outstanding Average Balances for Three Months Ended			Change (%)
	March 31, 2020	December 31, 2019	March 31, 2019	Q1 2020 vs Q1 2019	Q1 2020 vs Q4 2019
Loans held for investment by the Company	$65,759	$26,684	$5,627	N/M	146%
Loans held for sale by the Company	$796,567	$842,096	$757,513	5%	(5)%
Securities available for sale	$257,812	$257,904	$184,998	39%	—%
Credit facilities and securities sold under repurchase agreements	$597,532	$645,475	$357,343	67%	(7)%
Securitization notes and certificates	$127,488	$20,656	$247,060	(48)%	N/M
Loans held for investment	$1,066,854	$1,231,321	$1,906,205	(44)%	(13)%
Notes, certificates and secured borrowings	$1,066,865	$1,231,321	$1,914,675	(44)%	(13)%
N/M – Not meaningful

Interest income associated with loans invested in by the Company, securities available for sale, and cash, cash equivalents and restricted cash was $34.0 million and $33.7 million for the first quarters of 2020 and 2019, respectively, an increase of 1%. The increase was primarily due to an increase in the average outstanding balance of securities available for sale. The impact of the increase in the outstanding balance of loans invested in by the Company was offset by the mix shift to higher credit quality loans with lower interest rates.
Interest income associated with loans invested in by the Company, securities available for sale, and cash, cash equivalents and restricted cash remained relatively flat at $34.0 million and $33.9 million for the first quarter of 2020 and fourth quarter of 2019, respectively.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes and certificates remained relatively flat at $8.9 million for both the first quarters of 2020 and 2019, due to an increase in the average outstanding balance of credit facilities, offset by a decrease in the average outstanding balance of securitization notes and certificates.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes and certificates was $8.9 million and $8.4 million for the first quarter of 2020 and fourth quarter of 2019, respectively, an increase of 6%. The increase was primarily due to an increase in the average outstanding balance of securitization notes and certificates, partially offset by a decrease in the average outstanding balance of credit facilities.

Net fair value adjustments were $(101.7) million and $(34.7) million for the first quarters of 2020 and 2019, respectively, an increase of 193%. The increase was primarily due to changes in market conditions as a result of COVID-19, including an increase in estimated expected credit losses and an increase in liquidity premium on loans and securities available for sale. See “Current Economic and Business Environment” section for additional discussion.

Net fair value adjustments were $(101.7) million and $(42.7) million for the first quarter of 2020 and fourth quarter of 2019, respectively, an increase of 138%. The increase was primarily due to changes in market conditions as a

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

result of COVID-19, including an increase in estimated expected credit losses and an increase in liquidity premium on loans and securities available for sale.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $35.4 million and $66.5 million for the first quarters of 2020 and 2019, respectively, a decrease of 47%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings, due to a larger portion of loans originated being sold to whole loan investors and purchases by the Company for Structured Program transactions.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $35.4 million and $40.9 million for the first quarter of 2020 and fourth quarter of 2019, respectively, a decrease of 13%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings, due to a larger portion of loans originated being sold to whole loan investors and purchases by the Company for Structured Program transactions.

Investor Fees

The table below illustrates the composition of investor fees and the outstanding principal balance of loans serviced, which is a key driver of investor fees, by the method in which the loans were financed for each period presented:

	Three Months Ended			Change (%)
	March 31, 2020	December 31, 2019	March 31, 2019	Q1 2020 vs Q1 2019	Q1 2020 vs Q4 2019
Investor Fees:
Whole loans sold	$36,855	$25,294	$24,613	50%	46%
Notes, certificates and secured borrowings	4,904	4,964	7,118	(31)%	(1)%
Total	$41,759	$30,258	$31,731	32%	38%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions)(1):
Whole loans sold	$14,118	$14,118	$11,761	20%	—%
Notes, certificates and secured borrowings	991	1,149	1,805	(45)%	(14)%
Total excluding loans invested in by the Company	$15,109	$15,267	$13,566	11%	(1)%
Loans invested in by the Company	866	744	565	53%	16%
Total	$15,975	$16,011	$14,131	13%	—%

(1)	As of the end of each respective period.

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

Investor fee revenue related to whole loans sold also includes the change in fair value of our servicing assets and liabilities associated with the loans. Servicing rights are recorded as either an asset or liability in “Gain on sales of loans” in the Company’s Condensed Consolidated Statements of Operations.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investor fees – whole loans sold: Investor fee revenue related to the servicing of whole loans sold was $36.9 million and $24.6 million for the first quarters of 2020 and 2019, respectively, an increase of 50%. The increase was primarily due to a higher principal balance of whole loans serviced, increases in charged-off loan sales and delinquent loan collections, and an increase in the fair value of servicing rights due to lower prepayment estimates as a result of changes in current economic conditions due to COVID-19.

Investor fee revenue related to the servicing of whole loans sold was $36.9 million and $25.3 million for the first quarter of 2020 and fourth quarter of 2019, respectively, an increase of 46%. The increase was primarily due to the increase in the fair value of servicing rights, due to lower prepayment estimates as a result of changes in current economic conditions due to COVID-19, and increases in charged-off loan sales and delinquent loan collections.

Investor fees – notes, certificates and secured borrowings: Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $4.9 million and $7.1 million for the first quarters of 2020 and 2019, respectively, a decrease of 31%. The decrease was primarily due to a decrease in delinquent loan collections and a lower principal balance of loans serviced, partially offset by an increase in charged-off loan sales.

Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings remained relatively flat at $4.9 million for the first quarter of 2020 compared to $5.0 million for the fourth quarter of 2019.

Gain (Loss) on Sales of Loans

In connection with loan sales and Structured Program transactions, in addition to investor fees earned with respect to the corresponding loan, we recognize a gain or loss on the sale of that loan based on the level to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee. Additionally, we recognize transaction costs as a loss on sale of loans.

Gain on sales of loans was $14.3 million and $15.2 million for the first quarters of 2020 and 2019, respectively, a decrease of 6%. The decrease was primarily due to higher transaction costs associated with additional Structured Program transactions in the first quarter of 2020, which are recorded as an offset to the gain on sales of loans.

Gain on sales of loans was $14.3 million and $20.4 million for the first quarter of 2020 and fourth quarter of 2019, respectively, a decrease of 30%. The decrease was primarily due to a decrease in the volume of loans sold that resulted in lower gains on sales of loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Other Revenue

Other revenue primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies, and sublease revenue from our sublet office space in San Francisco, California. The table below illustrates the composition of other revenue for each period presented:

	Three Months Ended			Change (%)
	March 31, 2020	December 31, 2019	March 31, 2019	Q1 2020 vs Q1 2019	Q1 2020 vs Q4 2019
Referral revenue	$1,614	$1,855	$695	132%	(13)%
Sublease revenue	1,534	1,439	1,007	52%	7%
Other	1,363	1,729	353	N/M	(21)%
Other revenue	$4,511	$5,023	$2,055	120%	(10)%
N/M – Not meaningful

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

Engineering and Product Development: Engineering and product development expense consists primarily of salaries, benefits and stock-based compensation expense for our engineering and product management teams, information security and technology risk teams, and the cost of contractors who work on the development and maintenance of our platform. Engineering and product development expense also includes non-capitalized hardware and software costs and depreciation, amortization and impairment of technology assets.

Other General and Administrative: Other general and administrative expense consists primarily of salaries, benefits and stock-based compensation expense for our accounting, finance, legal, risk, compliance, human resources and facilities teams, professional services fees and facilities expense.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended			Change (%)
	March 31, 2020	December 31, 2019	March 31, 2019	Q1 2020 vs Q1 2019	Q1 2020 vs Q4 2019
Sales and marketing	$49,784	$67,222	$66,623	(25)%	(26)%
Origination and servicing	20,994	22,203	28,273	(26)%	(5)%
Engineering and product development	38,710	41,080	42,546	(9)%	(6)%
Other general and administrative	58,486	57,607	56,876	3%	2%
Total operating expenses	$167,974	$188,112	$194,318	(14)%	(11)%

Sales and marketing: Sales and marketing expense was $49.8 million and $66.6 million for the first quarters of 2020 and 2019, respectively, a decrease of 25%. The decrease was primarily due to a decrease in variable marketing expenses based on lower loan origination volume and a decrease in personnel-related expenses for full-time employees. Sales and marketing expense as a percent of loan originations decreased to 1.97% in the first quarter of 2020 from 2.44% in the first quarter of 2019 as a result of the Company’s cost structure simplification efforts, as well as improvements in customer acquisition targeting models.

Sales and marketing expense was $49.8 million and $67.2 million for the first quarter of 2020 and fourth quarter of 2019, respectively, a decrease of 26%. The decrease was primarily due to a decrease in variable marketing expenses based on lower loan origination volume. Sales and marketing expense as a percent of loan originations decreased to 1.97% in the first quarter of 2020 from 2.18% in the fourth quarter of 2019 as a result of continued marketing channel mix optimization.

Origination and servicing: Origination and servicing expense was $21.0 million and $28.3 million for the first quarters of 2020 and 2019, respectively, a decrease of 26%. The decrease was primarily due to a decrease in personnel-related expenses for full-time employees associated with the relocation of our origination and servicing operations from San Francisco, California to the Salt Lake City area, partially offset by incremental loan processing and servicing costs.

Origination and servicing expense was $21.0 million and $22.2 million for the first quarter of 2020 and fourth quarter of 2019, respectively, a decrease of 5%. The decrease was primarily due to a decrease in loan processing and servicing costs.

Engineering and product development: Engineering and product development expense was $38.7 million and $42.5 million for the first quarters of 2020 and 2019, respectively, a decrease of 9%. The decrease was primarily due to decreases in depreciation and impairment expense and software expense. In addition, personnel-related expenses for full-time employees decreased from the first quarter of 2019, which was partially offset by an increased use of outsourced service providers.

We capitalized $10.6 million and $10.7 million in software development costs for the first quarters of 2020 and 2019, respectively.

Engineering and product development expense was $38.7 million and $41.1 million for the first quarter of 2020 and fourth quarter of 2019, respectively, a decrease of 6%. The decrease was primarily due to decreases in depreciation and impairment expense and software expense.

We capitalized $10.6 million and $8.3 million in software development costs for the first quarter of 2020 and fourth quarter of 2019, respectively.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Other general and administrative expense: Other general and administrative expense was $58.5 million and $56.9 million for the first quarters of 2020 and 2019, respectively, an increase of 3%. The increase was primarily due to an increase in expenses related to the acquisition of Radius, partially offset by a decrease in facilities expense.

Other general and administrative expense was $58.5 million and $57.6 million for the first quarter of 2020 and fourth quarter of 2019, respectively, an increase of 2%. The increase was primarily due to an increase in expenses related to the acquisition of Radius and personnel-related expenses resulting from a higher headcount for full-time employees, partially offset by a decrease in other professional services.

Income Taxes

For the first quarter of 2020, the Company recorded income tax expense of $319 thousand, which is primarily attributable to the tax effects of unrealized losses recorded to other comprehensive income associated with the Company’s available for sale portfolio. The Company did not record any income tax expense during the first quarter of 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law to provide certain relief as a result of the COVID-19 pandemic. As of March 31, 2020, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our effective tax rate.

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

The following table shows the calculation of Contribution and Contribution Margin:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
Total net revenue	$120,206	$188,486	$174,418
Sales and marketing expense	49,784	67,222	66,623
Origination and servicing expense	20,994	22,203	28,273
Total direct expenses	70,778	89,425	94,896
Cost structure simplification expense (1)	175	188	3,706
Stock-based compensation (2)	2,299	2,012	2,495
Income attributable to noncontrolling interests	—	—	(35)
Contribution	$51,902	$101,261	$85,688
Contribution margin	43.2%	53.7%	49.1%

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of LendingClub net loss to Contribution for each of the periods indicated:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
LendingClub net income (loss)	$(48,087)	$234	$(19,935)
Engineering and product development expense	38,710	41,080	42,546
Other general and administrative expense	58,486	57,607	56,876
Cost structure simplification expense (1)	175	188	3,706
Stock-based compensation expense (2)	2,299	2,012	2,495
Income tax expense	319	140	—
Contribution	$51,902	$101,261	$85,688
Total net revenue	$120,206	$188,486	$174,418
Contribution margin	43.2%	53.7%	49.1%

(1)
Contribution excludes the portion of personnel-related expenses associated with establishing a site in the Salt Lake City area that are included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)	Contribution excludes stock-based compensation expense included in the “Sales and marketing” and “Origination and servicing” expense categories.

Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted Net Income (Loss) is a non-GAAP financial measure defined as net income (loss) attributable to LendingClub adjusted to exclude certain items that are either non-recurring, do not contribute directly to management’s evaluation of its operating results, or non-cash items, such as (1) expenses related to our cost structure simplification as discussed above, (2) goodwill impairment, (3) legal, regulatory and other expense related to legacy issues, and (4) acquisition and related expenses and (5) other items (consisting of certain non-legacy litigation and/or regulatory settlement expenses, gains on disposal of certain assets, and expenses resulting from the COVID-19 pandemic), net of tax. Legacy items are generally those expenses that arose from the decisions of legacy management prior to the board review initiated in 2016 and resulted in the resignation of our former CEO, including legal and other costs associated with ongoing regulatory and government investigations, indemnification obligations, litigation, and termination of certain legacy contracts. In the fourth quarter of 2019, we added an adjustment to Adjusted Net Income (Loss) for “Acquisition and related expenses” to adjust for costs related to the acquisition of Radius. In the second quarter of 2019, we added an adjustment to Adjusted Net Income (Loss) and Adjusted EBITDA for “Other items” to adjust for expenses or gains that are not part of our core operating results. We believe Adjusted Net Income (Loss) is an important measure because it directly reflects the financial performance of our business.

Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) attributable to LendingClub adjusted to exclude certain items that are either non-recurring, do not contribute directly to management's evaluation of its operating results, or non-cash items, such as (1) cost structure simplification expense, (2) goodwill impairment, (3) legal, regulatory and other expense related to legacy issues, (4) acquisition and related expenses, (5) other items, as discussed above, (6) depreciation, impairment and amortization expense, (7) stock-based compensation expense and (8) income tax expense.

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

The following table presents a reconciliation of LendingClub net income (loss) to Adjusted Net Income (Loss) and Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
LendingClub net income (loss)	$(48,087)	$234	$(19,935)
Cost structure simplification expense (1)	228	284	4,272
Legal, regulatory and other expense related to legacy issues (2)	4,476	4,531	4,145
Acquisition and related expenses (3)	3,611	932	—
Other items (4)	621	1,000	—
Adjusted net income (loss)	(39,151)	6,981	(11,518)
Depreciation and impairment expense:
Engineering and product development	10,423	12,532	13,373
Other general and administrative	1,603	1,739	1,542
Amortization of intangible assets	846	848	940
Stock-based compensation expense	18,129	16,741	18,252
Income tax expense	319	140	—
Adjusted EBITDA	$(7,831)	$38,981	$22,589
Total net revenue	$120,206	$188,486	$174,418
Adjusted EBITDA margin	(6.5)%	20.7%	13.0%

(1)
Includes personnel-related expenses associated with establishing a site in the Salt Lake City area and external advisory fees. These expenses are included in “Sales and marketing,” “Origination and servicing,” “Engineering and product development” and “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations. In the first quarter of 2019, also includes external advisory fees which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations.

(2)
Consists of legacy legal expenses which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations and expense related to the dissolution of certain private funds managed by LCAM, which is included in “Net fair value adjustments” on the Company’s Condensed Consolidated Statements of Operations.

(3)	Represents costs related to the acquisition of Radius.

(4)
In the first quarter of 2020, includes one-time expenses resulting from the COVID-19 pandemic which are included in “Engineering and product development” and “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations. In the fourth quarter of 2019, includes expenses related to certain non-legacy litigation and regulatory matters which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations.

Adjusted EPS

Adjusted EPS is a non-GAAP financial measure calculated by dividing Adjusted Net Income (Loss) attributable to both common and preferred stockholders by the weighted-average diluted common and preferred shares outstanding. We believe that Adjusted EPS is an important measure because it directly reflects the core operating

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

results of our business on a per share basis, which analysts have informed us provides a useful comparison from period to period without unusual or non-recurring items.

The following table presents a calculation of Adjusted EPS for each of the periods indicated:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
	Common and Preferred Stock (1)(2)	Common Stock	Common Stock
Adjusted net income (loss) attributable to stockholders	$(39,151)	$6,981	$(11,518)

Weighted-average shares – diluted (3)(4)	89,085,270	88,912,677	86,108,871
Weighted-average other dilutive equity awards	—	—	—
Non-GAAP diluted shares (3)(4)	89,085,270	88,912,677	86,108,871

Adjusted EPS – diluted (3)	$(0.44)	$0.08	$(0.13)

(1)
Presented on an as-converted basis, as the preferred stock is considered common shares because it participates in earnings similar to common stock and does not receive any significant preferences over the common stock.

(2)	See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 4. Net Loss Per Share” and “Note 14. Stockholders' Equity” for additional information.

(3)	In the first quarter of 2020, includes the total weighted-average shares outstanding of both common and preferred stock on an as-converted basis.

(4)
Share and per share information has been retroactively adjusted, as applicable, to reflect a reverse stock split. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 4. Net Loss Per Share” for additional information.

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

	March 31, 2020				December 31, 2019
	Retail Program (1)	Consolidated VIEs (2)(4)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet	Retail Program (1)	Consolidated VIEs (2)(4)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet
Assets
Cash and cash equivalents	$—	$—	$294,345	$294,345	$—	$—	$243,779	$243,779
Restricted cash	—	12,625	126,622	139,247	—	2,894	240,449	243,343
Securities available for sale	—	—	256,554	256,554	—	—	270,927	270,927
Loans held for investment at fair value	751,712	133,701	—	885,413	881,473	197,842	—	1,079,315
Loans held for investment by the Company at fair value (4)	—	65,254	5,749	71,003	—	37,638	6,055	43,693
Loans held for sale by the Company at fair value	—	127,718	613,986	741,704	—	—	722,355	722,355
Accrued interest receivable	5,387	2,119	4,068	11,574	5,930	1,815	5,112	12,857
Property, equipment and software, net	—	—	116,043	116,043	—	—	114,370	114,370
Operating lease assets	—	—	90,863	90,863	—	—	93,485	93,485
Intangible assets, net	—	—	13,703	13,703	—	—	14,549	14,549
Other assets	—	—	164,104	164,104	—	—	143,668	143,668
Total assets	$757,099	$341,417	$1,686,037	$2,784,553	$887,403	$240,189	$1,854,749	$2,982,341
Liabilities and Equity
Accounts payable	$—	$—	$5,301	$5,301	$—	$—	$10,855	$10,855
Accrued interest payable	5,387	1,624	2,018	9,029	5,930	1,737	1,593	9,260
Operating lease liabilities	—	—	109,481	109,481	—	—	112,344	112,344
Accrued expenses and other liabilities	—	—	100,241	100,241	—	—	142,636	142,636
Payable to investors	—	—	50,003	50,003	—	—	97,530	97,530
Notes, certificates and secured borrowings at fair value	751,712	133,701	1,427	886,840	881,473	197,842	2,151	1,081,466
Payable to Structured Program note and certificate holders at fair value(4)	—	206,092	—	206,092	—	40,610	—	40,610
Credit facilities and securities sold under repurchase agreements	—	—	621,020	621,020	—	—	587,453	587,453
Total liabilities	757,099	341,417	889,491	1,988,007	887,403	240,189	954,562	2,082,154
Total equity	—	—	796,546	796,546	—	—	900,187	900,187
Total liabilities and equity	$757,099	$341,417	$1,686,037	$2,784,553	$887,403	$240,189	$1,854,749	$2,982,341

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

(1)    Represents loans held for investment at fair value that are funded directly by our Retail Program notes. The liabilities are only payable from the cash flows generated by the associated assets. We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that are funded by our Retail Program because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. We do not retain any economic interests from our Retail Program. Interest expense on Retail Program notes of $28.9 million and $42.0 million was equally matched and offset by interest income from the related loans of $28.9 million and $42.0 million for the first quarters of 2020 and 2019, respectively, resulting in no net effect on our Net interest income and fair value adjustments.
(2)    Represents assets and equal and offsetting liabilities of certain VIEs that we are required to consolidate in accordance with GAAP, but which are not legally ours. The liabilities are only payable from the cash flows generated by the associated assets. The creditors of the VIEs have no recourse to the general credit of the Company. Interest expense on these liabilities owned by third parties of $7.8 million and net fair value adjustments of $2.7 million for the first quarter of 2020 were equally matched and offset by interest income on the loans of $10.5 million, resulting in no net effect on our Net interest income and fair value adjustments. Interest expense on these liabilities owned by third parties of $27.1 million and net fair value adjustments of $7.7 million for the first quarter of 2019 were equally matched and offset by interest income on the loans of $34.8 million, resulting in no net effect on our Net interest income and fair value adjustments. Economic interests held by LendingClub, including retained interests, residuals and equity of the VIEs, are reflected in “Loans held for sale by the Company at fair value,” “Loans held for investment by the Company at fair value” and “Restricted cash,” respectively, within the “All Other LendingClub” column.
(3)    Represents all other assets and liabilities of LendingClub, other than those related to our Retail Program and certain consolidated VIEs, but includes any economic interests held by LendingClub, including retained interests, residuals and equity of those consolidated VIEs.

(4)
Beginning in the fourth quarter of 2019, the Company sponsored a new Structured Program transaction that was consolidated, resulting in an increase to “Loans held for investment by the Company at fair value” and the related “Payable to Structured Program note and certificate holders at fair value.” See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt” for additional information.

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

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Cash and cash equivalents (1)	$294,345	$243,779	$199,950	$334,713	$402,311
Restricted cash committed for loan purchases (2)	4,572	68,001	84,536	31,945	24,632
Securities available for sale	256,554	270,927	246,559	220,449	197,509
Loans held for investment by the Company at fair value (3)	71,003	43,693	4,211	5,027	8,757
Loans held for sale by the Company at fair value	741,704	722,355	710,170	435,083	552,166
Payable to Structured Program note and certificate holders at fair value (3)	(206,092)	(40,610)	—	—	(233,269)
Credit facilities and securities sold under repurchase agreements	(621,020)	(587,453)	(509,107)	(324,426)	(263,863)
Other assets and liabilities (2)	61,107	(6,226)	(31,795)	(12,089)	(8,541)
Net cash and other financial assets (4)	$602,173	$714,466	$704,524	$690,702	$679,702

(1)	Variations in cash and cash equivalents are primarily due to variations in the amount and timing of loan purchases invested in by the Company.

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

(3)
Beginning in the fourth quarter of 2019, the Company sponsored a new Structured Program transaction that was consolidated, resulting in an increase to “Loans held for investment by the Company at fair value” and the related “Payable to Structured Program note and certificate holders at fair value.” See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt” for additional information.

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

The following table shows the percentage of loan origination volume issued in the period and purchased or pending purchase by each investment channel as of the end of each period presented:

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Investor Type:
Banks	43%	32%	38%	45%	49%
LendingClub inventory (1)	20%	23%	23%	13%	10%
Other institutional investors	17%	25%	20%	21%	18%
Managed accounts	16%	17%	15%	16%	17%
Self-directed retail investors	4%	3%	4%	5%	6%
Total	100%	100%	100%	100%	100%

(1)
LendingClub inventory reflects loans purchased or pending purchase by the Company during the period, excluding loans held by the Company through consolidated trusts, if applicable, and not yet sold as of the period end.

Loan origination volume decreased during the first quarter of 2020 driven by lower investor demand for loans across our platform due to the impact of the COVID-19 pandemic. This reduction in investor demand resulted in a higher mix of purchases by bank investors as opposed to institutional investors. In addition, in response to the COVID-19 pandemic and the related capital market dislocation, the Company ceased using its own capital to fund the purchase of loans for Structured Program transactions. See “Current Economic and Business Environment” section for additional discussion.

Throughout 2019, the Company strategically tightened credit underwriting. An increase in annual volume in our business and a shift in mix to higher quality grade A and B borrowers, which included the first Company-sponsored securitization of exclusively A and B loans, resulted in changes to proportional purchases by investor type. The proportional reduction in the Bank investors’ share of our marketplace was primarily offset by a proportional increase in LendingClub inventory targeted for the Company’s Structured Program and a proportional increase in purchases by institutional investors.

The following table provides the percentage of loans invested in by the ten largest external investors and by the largest single investor during each of the previous five quarters (by dollars invested):

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Percentage of loans invested in by ten largest investors	56%	51%	55%	62%	65%
Percentage of loans invested in by largest single investor	21%	19%	29%	33%	36%

The composition of the top ten investors may vary from period to period. During the first quarter of 2020, the percentage of loans invested in by the Company’s ten largest investors increased as a result of a decrease in loan origination volume and an increase in the mix of loans purchased on our platform by bank investors, as discussed above. Due to the COVID-19 pandemic there has been a reduction in investor demand on our platform reflecting market dislocation for unsecured personal loans. The reduction in investor demand has furthered investor concentration to a limited number of purchasers that are continuing to purchase loans but are currently doing so at lower volumes relative to historical purchasing activity.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

During 2019, the Company made multiple efforts to reduce its concentration of investors by introducing several new products in its Structured Program, including Levered Certificates, LCX and a securitization of exclusively grade A and B loans. The percentage of loans invested in by our ten largest investors declined during 2019 primarily due to a decrease in loans purchased by banks, as well as reducing our concentration to our largest investor. Our largest investor continued to invest in loans, but not at the same proportional level due primarily to the Company’s increased annual loan volume.

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

The charts provided below display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through March 31, 2020, by booking year, for all standard program loans and 36-month or 60-month terms for each of the years shown. The charts display lifetime cumulative net charge-off rates using months on book for each annual vintage presented. Each annual vintage’s lifetime cumulative net charge-offs vary based on the maturity of each loan’s month on book. In the first quarter of 2020, standard program loans accounted for 70% of all loan origination volume.

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
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan Portfolio Information and Credit Metrics

Fair Value and Delinquencies

For loans held for investment that are backed by notes, certificates and secured borrowings on our Condensed Consolidated Balance Sheets, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	March 31, 2020			December 31, 2019
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (1)	Delinquent Loans (1)	Outstanding Principal Balance	Fair Value (1)	Delinquent Loans (1)
Personal loans – standard program	$987.9	89.4%	2.6%	$1,144.8	93.9%	3.1%
Personal loans – custom program	2.8	94.7	4.7	4.1	94.8	5.7
Total	$990.7	89.4%	2.7%	$1,148.9	93.9%	3.1%

(1)	Expressed as a percent of outstanding principal balance.

Decreases in the fair value of loans as a percent of outstanding principal balance from December 31, 2019 to March 31, 2020 were primarily due to changes in market conditions as a result of COVID-19, including an increase in estimated expected credit losses and an increase in liquidity premium.

For loans invested in directly by the Company for which there were no associated notes, certificates or secured borrowings, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	March 31, 2020			December 31, 2019
(in millions, except percentages)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)
Personal loans – standard program	$766.0	88.4%	0.6%	$597.9	96.5%	0.8%
Personal loans – custom program	55.4	90.4	1.7	92.8	98.1	0.4
Other loans (1)	97.8	87.7	4.0	103.7	94.7	3.9
Total	$919.2	88.4%	1.0%	$794.4	96.4%	1.2%

(1)	Components of other loans are less than 10% of the outstanding principal balance if presented individually.

(2)	Includes both loans held for investment and loans held for sale.

(3)	Expressed as a percent of outstanding principal balance.

Decreases in the fair value of total loans invested in by the Company as a percent of outstanding principal balance from December 31, 2019 to March 31, 2020 were primarily due to changes in market conditions as a result of COVID-19, including an increase in estimated expected credit losses and an increase in liquidity premium.

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

As a result of the impact of the COVID-19 pandemic, the Company expects an increase in actual net charge-offs in the coming months. See the “Current Economic and Business Environment” section for additional discussion on the impact of the pandemic on our business.

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last five quarters were as follows:

Total Platform (1)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Personal Loans – Standard Program:
Annualized net charge-off rate	6.4%	7.0%	6.4%	6.4%	7.0%
Weighted-average age in months	12.9	12.5	12.3	12.3	12.4

Personal Loans – Custom Program:
Annualized net charge-off rate	10.6%	11.5%	10.9%	10.8%	12.8%
Weighted-average age in months	10.1	9.4	9.3	9.9	9.7

(1)
Total platform comprises all loans facilitated through our lending marketplace, including whole loans sold and loans financed by notes, certificates and secured borrowings, but excluding education and patient finance loans, auto refinance loans and small business loans.

The decrease in the annualized net charge-off rate in the first quarter of 2020 compared to the first quarter of 2019 for both the standard and custom personal loan programs primarily reflects an increase in outstanding loan balances.

The decrease in the annualized net charge-off rates in the first quarter of 2020 compared to the fourth quarter of 2019 for both the standard and custom personal loan programs primarily reflects a decrease in actual net charge-offs.

The annualized net charge-off rates for personal loans for both standard and custom programs for loans retained on our Condensed Consolidated Balance Sheets for the last five quarters were as follows:

Loans Retained on Balance Sheet (1)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Personal Loans – Standard Program:
Annualized net charge-off rate	4.7%	7.1%	6.8%	7.1%	8.2%
Weighted-average age in months	11.0	12.4	12.7	15.9	15.5

Personal Loans – Custom Program:
Annualized net charge-off rate	(2.6)%	1.6%	2.5%	1.6%	4.9%
Weighted-average age in months	4.7	3.9	6.9	6.4	13.4

(1)
Loans retained on balance sheet include loans invested in by the Company as well as loans held for investment that are funded directly by member payment dependent notes related to our Retail Program and certificates.

The decrease in annualized net charge-off rates for both the standard and custom personal loan programs in the first quarter of 2020 compared to the first quarter of 2019 for the loans retained on our Condensed Consolidated Balance Sheets reflects a decrease in actual net charge-offs, partially offset by the effect of lower outstanding loan balances.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The decrease in the annualized net charge-off rates for both the standard and custom personal loan programs in the first quarter of 2020 compared to the fourth quarter of 2019 for the loans retained on our Condensed Consolidated Balance Sheets reflects a decrease in actual net charge-offs, partially offset by the effect of lower outstanding loan balances.

Historically, the annualized net charge-off rates for standard program loans have been higher for loans retained on our Condensed Consolidated Balance Sheets compared to loans reflected at the total platform level for each quarter because of, among other reasons, a difference in grade distribution for the two portfolios. In 2019, the Company began purchasing a higher proportion of grade A and B loans than it had previously, with the proportion of grade A and B loans at 57% of the retained loan portfolio compared to 58% for the total platform level as of March 31, 2020. This difference in loan grade distribution results in lower net charge-off rates for the loans on the Condensed Consolidated Balance Sheets compared to the total platform, as grade A and B loans have lower expected and actual credit losses.

Regulatory Environment

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations, government (including state agencies) and regulatory exams, investigations, inquiries or requests, and other proceedings. The number and significance of these claims, lawsuits, exams, investigations, inquiries, requests and proceedings have increased in part because our business has expanded in scope and geographic reach, and our products and services have increased in complexity. For example, we have experienced, are currently and will likely continue to be subject to and experience exams from state regulators and our legal, compliance and other costs related to such proceedings may elevate from current levels. See “Part I – Item 1. Business – Regulatory and Compliance Framework,” “Part I – Item 1A. Risk Factors – Risks Related to Our Business and Regulation,” including the risk factors titled “We are regularly subject to litigation, and government and regulatory investigations, inquiries and requests,” “If the loans facilitated through our lending marketplace were found to violate a state’s usury laws, and/or we were found to be the true lender (as opposed to our issuing bank(s)), we may have to alter our business model and our business could be harmed” and “The regulatory framework for our business is evolving and uncertain as federal and state governments consider new laws to regulate online lending marketplaces such as ours. New laws and regulations, including uncertainty as to how the actions of any federal or state regulator could impact our business or that of our issuing bank(s)” in our Annual Report for more information, additional discussion and disclosure, including the potential adverse outcomes and consequences from such proceedings.

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

For example, in January 2017, the Colorado Administrator (Administrator) of the Uniform Consumer Credit Code filed suit against Avant, Inc., a company that operates an online consumer loan platform. The Administrator asserts that loans to Colorado residents facilitated through Avant’s platform were required to comply with Colorado laws regarding interest rates and fees, and that those laws were not preempted by federal laws that apply to loans originated by WebBank, the federally regulated issuing bank who originates loans through Avant’s platform, as well as through our platform. Although Avant removed its case to federal court in March 2017, the United States District Court for the District of Colorado issued an order in March 2018 remanding the case to the District Court for the City and County of Denver. In March 2018, the United States District Court for the District of Colorado also issued

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

an order dismissing a parallel case brought by WebBank that sought a declaratory judgment regarding the applicability of preemption to Colorado usury laws and permanent injunctions against the Administrator that would prevent the Administrator from enforcing Colorado usury laws against WebBank and certain parties associated with loans originated by it. Avant thereafter filed a Motion to Dismiss in District Court for the State of Colorado and WebBank moved to intervene in the case. In August 2018, the Court granted WebBank’s motion but denied Avant’s motion. In November 2018, the Administrator added as defendants certain securitization trusts that had acquired Avant loans. The Administrator is seeking a penalty of ten times the amount of the “excess” finance charges. Trials in this case and in a similar case pending in Colorado against Marlette Funding and Cross River Bank are currently scheduled for September and July 2020, respectively.

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

State Inquiries and Licensing

There has been (and may continue to be) an increase in inquiries and regulatory proceedings, including exams by state regulators, with respect to licensing requirements. In most states we believe, because of our issuing bank model, we are exempt from or satisfy relevant licensing requirements with respect to the origination of loans we facilitate. However, as needed, we have endeavored to apply for and obtain the appropriate licenses.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company has had discussions with the Colorado Department of Law (CDL) concerning the licenses required for the Company’s servicing operations and the structure of its offerings in the State of Colorado. While we believe that our program with WebBank has been structured in accordance with governing federal law, the Administrator of the Colorado Uniform Consumer Credit Code (UCCC) has identified alleged “exceptions” to our compliance with provisions of the Colorado UCCC, including with respect to permitted rates and charges. We believe that our model differs in important respects from Avant’s business model as alleged in the litigation involving Avant in Colorado. We have also had discussions with the CDL about entering into a terminable agreement with the CDL to, among other things: (i) toll the statutes of limitations on any action the CDL might bring against the Company based on the rates and charges on loans the Company facilitates and (ii) refrain from facilitating certain loans to borrowers located in Colorado available for investment by certain investors. No assurances can be given as to the timing, outcome or consequences of this matter.

We are routinely subject to examination for compliance with applicable laws and regulations in the states in which we are licensed. As of the date of this Report, we are subject to examination by the New York Department of Financial Services (NYDFS) and regulators in other states. These exams could include the application of state usury rates and lending arrangements where a bank or other third party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination or servicing of a loan. For example, in July 2018, the NYDFS issued an Online Lending Report (Lending Report). The Lending Report included, among other things, an analysis of the online lenders operating in New York including their methods of operations, lending practices, interest rates and costs, products offered and complaints and investigations relating to online lenders. The Lending Report also included information and recommendations regarding protecting New York’s markets and consumers. Although the Lending Report noted that the rapid growth of online lending demonstrates there is value to new technologies that allow financial institutions to connect with borrowers in new ways, it noted that in many cases an online lender is the “true lender” and that lending in New York, whether through banks, credit unions or online lenders, should be subject to applicable usury limits. We periodically have discussions with various regulatory agencies regarding our business model and have engaged in similar discussions with the NYDFS, Colorado and Massachusetts. During the course of such discussions, which remain ongoing, we decided to voluntarily comply with certain rules and regulations. No assurances can be given as to the timing, outcome or consequences of these matters.

The Company has undertaken a review of its portfolio of licenses and has had discussions with regulators in Texas, Arizona, New York, Florida and North Dakota concerning the licenses required for the Company’s issuance of retail notes to investors in these states and has applied for licenses in these states to facilitate these operations. The Company has also had discussions with certain of these regulators to resolve concerns regarding the Company’s historical licensing/registration status in connection with retail notes issued and has reached resolutions with Texas and Arizona, and has reached an agreement in principle with North Dakota (subject to finalizing a written agreement) to resolve their concerns, the outcome of which are not material to the Company’s operations or financial position. As of the date of this Report, the Company has also successfully obtained licenses in Arizona, North Dakota and Texas, which permit it to issue retail notes to investors in these states. The Company is not able to predict with certainty the timing, outcome, or consequence of discussions with the remaining states, including in relation to whether and how any concerns those states have will be resolved and if or when licenses will be issued in those states. Discussions with these remaining states could result in fines or other penalties, which are not expected to have a material adverse impact on the Company’s operations or results of operations.

Regulatory Actions Taken in Relation to COVID-19

Regulators and government officials at the federal government level and in states across the country have issued orders, passed laws or otherwise issued guidance in connection with the COVID-19 pandemic. Some of these orders and laws place restrictions on debt collection activity, all or certain types of communications with delinquent borrowers or others, require that borrowers be allowed to defer payments on outstanding debt, and place certain restrictions and requirements on operations in the workplace. We have taken steps to monitor regulatory

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

developments relating to the COVID-19 pandemic and to comply with orders and laws applicable to our business. Given the ongoing nature of the pandemic, it is possible that additional orders, laws, or regulatory guidance may still be issued. The Company is not able to predict the extent of the impact on its business from any regulatory activity relating to or resulting from the COVID-19 pandemic.

Consequences

If we are found to not have complied with applicable laws, regulations or requirements, we could: (i) lose one or more of our licenses or authorizations, (ii) become subject to a consent order or administrative enforcement action, (iii) face lawsuits (including class action lawsuits), sanctions or penalties, (iv) be in breach of certain contracts, which may void or cancel such contracts, (v) decide or be compelled to modify or suspend certain of our business practices (including limiting the maximum interest rate on certain loans facilitated through our platform and/or refraining from making certain loans available for investment by certain investors), (vi) be unable to execute on certain Company initiatives such as the acquisition of Radius, or (vii) be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate loans through our lending marketplace, perform our servicing obligations or make our lending marketplace available to borrowers in particular states; any of which may harm our business.

See “Part I – Item 1. Business – Regulatory and Compliance Framework” and “Part I – Item 1A. Risk Factors – Risks Related to Our Business and Regulation” in our Annual Report for further discussion regarding our regulatory environment.

Liquidity and Capital Resources

Liquidity

Our short-term liquidity needs generally relate to our working capital requirements, including the purchase of loans invested in by the Company. Our liquidity needs are generally met through cash generated from the operations of facilitating loan originations, servicing fee revenue, proceeds from the sales of loans (both as whole loan sales and through Structured Program transactions), principal and interest received on loans invested in by the Company, use of existing cash and cash equivalents, and draws on our credit facilities. Currently the Company has ceased purchasing loans for Structured Program transactions due to market dislocation related to the COVID-19 pandemic. In addition, we are facilitating lower volumes of loan originations impacting transaction fee revenue and offering loan modifications to borrowers which may impact servicing fee revenue.

As of March 31, 2020, our balance sheet includes $294.3 million in cash and cash equivalents, securities available for sale of $256.6 million (which included $130.2 million of securities pledged as collateral) and loans held for sale by the Company at fair value of $741.7 million (which included $499.8 million of loans pledged at fair value as collateral). The loans held for sale by the Company of $741.7 million includes $127.7 million held by consolidated Structured Program transactions where the risk of any loss is held by third parties.

The Company is closely monitoring our liquidity and our requirements under existing credit facilities and repurchase agreements. Our credit facilities are secured by unsecured personal loans, and the lenders of our warehouse credit facilities and the payable to Structured Program note and certificate holders do not have recourse to the Company. Our repurchase agreements are secured by securities available for sale. We are working with our current lender counterparties to amend Commitment Termination Dates, maturity dates and maintenance provisions including the following:

•
A repurchase agreement with a stated maturity of May 2020 for $69.3 million (which included pledged securities with a fair value of $80.7 million) as of March 31, 2020 (subsequent to the end of the quarter, the

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

repurchase agreement was converted to a daily rolling evergreen 45-day maturity structure. As of May 1, 2020 the maturity date is mid-June 2020);

•	Monitoring of margin calls on repurchase agreements based on changes in security fair value;

•
Monitoring of maintenance provisions, including delinquency thresholds of our Personal Loan Warehouse Credit Facilities, of which any breach requires these credit facilities to be repaid as amortizing term loans (based on principal repayments of the financed personal loans) until the facility’s final maturity dates;

•
Monitoring of Commitment Termination Dates for our Personal Loan Warehouse Credit Facilities with an outstanding balance of $378.5 million at March 31, 2020 (secured by unsecured personal loans with a fair value of $485.4 million) with associated Commitment Termination Dates of October 2020 for $144.5 million and February 2022 for $234.0 million. If the Commitment Termination Dates are not extended the outstanding credit facility balances are paid down as principal payments are received on the underlying loans securing the Personal Loan Warehouse Credit Facilities through to the final maturity date one year following the Commitment Termination Date; and

•
Monitoring aging limits in the Personal Loan Warehouse Credit Facility with a Commitment Termination Date of February 2022 and an outstanding balance of $234.0 million as of March 31, 2020, which limit loan age to 210 days, after which the advance rate for any such loan is reduced by 50%. The loan aging limit is applied loan by loan, with the majority of the loans reaching their limit in the fourth quarter of 2020. Any such loans may be removed from this warehouse facility upon repayment of the borrowed amount or substitution of other qualifying loans, and could be pledged to another warehouse facility’s available unused borrowing capacity.

In addition to above, our revolving facility matures in December 2020 with an outstanding debt balance of $110.0 million as of March 31, 2020.

We have used our own capital and available credit facilities to purchase loans for future Structured Program transactions, but as of the date of this filing all such use of capital has been suspended. During the first quarter of 2020, the Company facilitated $2.5 billion of loans on our marketplace. We used our own capital to purchase $1.4 billion in loans and $1.2 billion in loans were issued that were contemporaneously funded by loan sales and by the issuance of notes and certificates. The Company sold $1.2 billion in loans (of which $831 million was sold through Structured Program transactions and $341 million was sold to whole loan investors). As of March 31, 2020, the fair value of loans invested in by the Company was $812.7 million, of which $499.8 million were pledged as collateral under our credit facilities. Given the member payment dependent structure of the notes, certificates and secured borrowings, principal and interest payments on notes, certificates and secured borrowings are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity.

We may use our cash, cash equivalents and securities available for sale as additional sources of liquidity. Cash, cash equivalents and securities available for sale were $550.9 million (which included $130.2 million of securities pledged as collateral) and $514.7 million (which included $174.8 million of securities pledged as collateral) as of March 31, 2020 and December 31, 2019, respectively. Our cash and cash equivalents of $294.3 million as of March 31, 2020 are primarily held in institutional money market funds, interest-bearing deposit accounts at investment grade financial institutions, certificates of deposit, and commercial paper. Our securities available for sale of $256.6 million (which included $130.2 million of securities pledged as collateral) as of March 31, 2020 consist of asset-backed securities related to our Structured Program transactions, corporate debt securities, commercial paper, other asset-backed securities, and certificates of deposit. Changes in the balance of cash and cash equivalents are generally a result of timing related to working capital requirements, purchase or sale of loans and securities available for sale, changes in debt outstanding under our credit facilities, and changes in restricted cash and other investments. Changes in the balance of securities available for sale are generally a result of activity related to our Structured Program transactions and fair value adjustments, which includes a valuation allowance for credit losses recorded in “Net fair value adjustments” on the Company’s Condensed Consolidated Statements of

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Operations and unrealized gains and losses recorded in “Other comprehensive income (loss)” on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss). Future cash requirements include certain contingent liabilities, including litigations and ongoing regulatory and government investigations primarily related to outstanding legacy issues. As of March 31, 2020 and December 31, 2019, we had $14.8 million and $16.0 million in accrued contingent liabilities, respectively, but actual cash payments may vary if outcomes of legal actions or settlements are different. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies” for further information.

On February 18, 2020, the Company and Radius entered into a Merger, in a cash and stock transaction valued at $185 million (of which $138.75 million is in cash and $46.25 million is in stock), subject to certain purchase price and expense adjustments of up to $22 million. The closing of the Merger is subject to regulatory approval and other customary closing conditions, which the Company anticipates can be completed within 12 to 15 months, as well as customary transaction costs. Additionally, in connection with the Share Exchange Agreement, the Company provided Shanda a one-time cash payment of approximately $50.2 million.

Our credit facilities and securities sold under repurchase agreements are comprised of secured warehouse credit facilities for personal loans and auto refinance loans (Personal Loan Warehouse Credit Facilities and Auto Loan Warehouse Credit Facility), a secured revolving credit facility (Revolving Facility) and Repurchase Agreements.

Warehouse Credit Facilities

Personal Loan Warehouse Credit Facilities are used to finance our personal loans on a revolving basis and have a combined borrowing capacity of $750.0 million, with $378.5 million (with associated Commitment Termination Dates of October 2020 for $144.5 million and February 2022 for $234.0 million) of debt outstanding secured by $485.4 million of loans at fair value as of March 31, 2020. These Personal Loan Warehouse Credit Facilities have “Commitment Termination Dates” ranging from June 2020 to February 2022, at which point the Company’s ability to borrow additional funds ends, but outstanding borrowings do not become immediately due and payable. The credit facility, with a Commitment Maturity Date of June 2020, has no outstanding debt and is not expected to be renewed, as it supported capital markets Structured Program activity in which the Company is not currently engaged. Under the respective agreements, if not amended, extended, or replaced, any outstanding debt on the Commitment Termination Dates would be repaid as an amortizing term loan (based on principal repayments of the financed personal loans) until the facility’s final maturity dates, ranging from June 2021 to February 2023. In addition, under the respective agreements, if there is any breach of delinquency measures and other maintenance provisions, any outstanding debt would be repaid as an amortizing term loan (based on principal repayments of the financed personal loans) until the facility’s final maturity date. One of the Personal Loan Warehouse Credit Facilities with a Commitment Termination Date of February 2022 and an outstanding balance of $234.0 million at March 31, 2020 contains a loan aging limit of 210 days, after which the advance rate for any such loan is reduced by 50%. The loan aging limit is applied loan by loan, with the majority of the loans reaching their limit in the fourth quarter of 2020. Any such loans may be removed from this credit facility upon repayment of the borrowed amount or substitution of other qualifying loans, and could be pledged to another credit facility with available unused borrowing capacity. We are working to amend and extend the maintenance provisions and Commitment Termination Dates of these Personal Loan Warehouse Credit Facilities, or to replace them with substantially similar credit facilities.

The Auto Loan Warehouse Credit Facility is a term loan used to finance auto refinance loans, which matures in June 2021. The amount borrowed under this Auto Loan Warehouse Credit Facility amortizes over time through regular principal and interest payments collected from the auto refinance loans that serve as collateral. As of March 31, 2020, the Auto Loan Warehouse Credit Facility has an outstanding debt balance of $11.5 million and is secured by $14.4 million of auto refinance loans at fair value.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Revolving Credit Facility

The Revolving Facility has a credit limit of $120.0 million, with $110.0 million of debt outstanding as of March 31, 2020, and expires in December 2020.

Repurchase Agreements

We have repurchase agreements (with scheduled repurchase dates between May 2020 and December 2026) with counterparties under which we may sell securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. As of March 31, 2020, we have an obligation of $121.0 million to repurchase securities with a fair value of $130.2 million, of which $51.7 million had contractual repurchase dates ranging from May 2020 to December 2026 and $69.3 million is subject to a repurchase date in May 2020 that requires counterparty approval to extend such repurchase date. Subsequent to the end of the quarter, the repurchase agreement maturing in May 2020 was converted to a daily rolling evergreen 45-day maturity structure. As of May 1, 2020 the maturity date is mid-June 2020. Margin calls based on the fair value of the securities was $10.4 million in the first quarter of 2020.

Payable to Structured Program Note and Certificate Holders

In the fourth quarter of 2019 and first quarter of 2020, the Company sponsored securitization transactions through master trusts consisting of $244.4 million in unsecured personal whole loans in aggregate. The trusts sold certificate participations and securities to third-party investors in an amount equal to approximately 95% of the loans for $228.7 million in net proceeds. The remaining certificate participations, securities, and residual interests were retained by the Company. The Company is the primary beneficiary of the trusts, which are consolidated. As of March 31, 2020 and December 31, 2019, the certificate participations and securities held by third-party investors of $206.1 million and $40.6 million and were secured by loans held for investment and loans held for sale by the Company at fair value of $205.7 million and $40.3 million and restricted cash of $12.6 million and $2.9 million included in the Condensed Consolidated Balance Sheets, respectively.

See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements –Note 13. Debt” for further information.

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

We believe, based on our projections, that our cash on hand, securities available for sale, available funds from our Warehouse Facilities and repurchase agreements (subject to amendments and extensions), and cash flow from operations are sufficient to meet our liquidity needs for the next twelve months. Although we believe we have adequate sources of liquidity for the next 12 months, our business and liquidity position may be adversely impacted by a number of factors, including the impact of COVID-19, the success of our operations, and the credit and economic environment and outlook.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table sets forth certain cash flow information for the periods presented:

	Three Months Ended March 31,
Condensed Cash Flow Information:	2020	2019
Cash (used for) provided by loan operating activities	$(191,496)	$208,780
Cash used for all other operating activities	(24,951)	(42,517)
Net cash (used for) provided by operating activities (1)	$(216,447)	$166,263

Cash provided by loan investing activities (2)	$126,205	$163,733
Cash provided by (used for) all other investing activities	17,190	(2,635)
Net cash provided by investing activities	$143,395	$161,098

Cash used for note, certificate and secured borrowings financing (2)	$(124,382)	$(181,289)
Cash provided by (used for) issuance of securitization notes and residual certificates, credit facilities and securities sold under repurchase agreements	212,780	(218,619)
Cash used for all other financing activities	(68,876)	(1,246)
Net cash provided by (used for) financing activities	$19,522	$(401,154)
Net decrease in cash, cash equivalents and restricted cash	$(53,530)	$(73,793)

(1)	Cash used for operating activities primarily includes the purchase and sale of loans held for sale by the Company.

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

Operating Activities. Net cash (used for) provided by operating activities was $(216.4) million and $166.3 million during the first quarter of 2020 and 2019, respectively. Net cash (used for) provided by operating activities relates to proceeds from sales of loans held for sale offset by the purchase of loans held for sale. The timing of the purchases and sales of loans held for sale can vary between periods and can therefore impact the amount of cash provided by or used for operating activities. In periods where we accumulate loans held for sale that are sold in a subsequent period, cash flow from operating activities will be negatively affected.

Investing Activities. Net cash provided by investing activities was $143.4 million and $161.1 million during the first quarter of 2020 and 2019, respectively. Net cash provided by loan investing activities was primarily driven by purchases of loans held for investment (under our retail program and issuance of notes) and principal receipts on those loans. Net cash provided by all other investing activities was primarily driven by purchases of securities available for sale and purchases of property, equipment and software, offset by proceeds from securities available for sale.

Financing Activities. Net cash provided by (used for) financing activities was $19.5 million and $(401.2) million during the first quarter of 2020 and 2019, respectively. Net cash provided by (used for) financing activities was primarily driven by principal payments on and retirements of notes and certificates and principal payments on our credit facilities, and a $50.2 million deemed dividend paid on preferred stock, offset by proceeds from our credit facilities, the issuance of notes and certificates, and proceeds from securities sold under repurchase agreements.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Capital Resources

Net capital expenditures were $11.4 million, or 9.5% of total net revenue, and $15.9 million, or 9.1% of total net revenue, for the first quarters of 2020 and 2019, respectively. Capital expenditures generally consist of internally developed software, leasehold improvements and computer equipment. Capital expenditures in 2020 are expected to be approximately $29.0 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform. The current outlook reflects reduced engineering headcount levels and reduced development spend on growth initiatives for the year as part of the Company’s broader expense cutting actions.

Off-Balance Sheet Arrangements

At both March 31, 2020 and December 31, 2019, a total of $5.5 million in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026.

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

Contingencies

For a comprehensive discussion of contingencies as of March 31, 2020, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

Contractual Obligations

Our principal commitments consist of obligations under our loan funding operation with WebBank and in connection with direct marketing efforts, long-term debt obligations related to our credit facilities and securities sold under repurchase agreements, operating leases for office space and contractual commitments for other support services. There have been no material changes to the Company’s contractual obligations disclosed in the Company’s Annual Report, except as noted below.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table summarizes our contractual obligations under our loan funding operation with WebBank and our long-term debt obligations related to our credit facilities and securities sold under repurchase agreements as of March 31, 2020, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations (1)	$188,144	$390,026	$—	$42,850	$621,020
WebBank loan purchase obligation	13,270	—	—	—	13,270
Total contractual obligations	$201,414	$390,026	$—	$42,850	$634,290

(1)
Amounts based on contractual maturity dates. The amount presented in the “More than 5 Years” column above represents the Company’s long-term debt obligations under certain repurchase agreements, which are paid down based on cash flows received from the underlying securities sold. The Company expects these long-term debt obligations to be satisfied within three years.

For a discussion of the Company’s long-term debt obligations as of March 31, 2020, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first quarter of 2020, except as noted below.

Fair Value of Asset-backed Securities related to Structured Program Transactions

We classify asset-backed securities related to Structured Program transactions as securities available for sale. These securities are recorded at fair value and unrealized gains and losses are reported, net of taxes, in “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheets unless management determines that a security is impaired due to a deterioration in expected cash flows, in which case the unrealized loss is recognized in earnings as a valuation allowance for credit losses.

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

Expected loss rates – Expected loss rates are estimates of the principal payments that will not be repaid over the life of loans backing the security. Expected loss rates are adjusted to reflect the expected principal recoveries on charged-off loans. Expected loss rates are primarily based on the historical performance of the loans facilitated on our platform but also incorporate discretionary adjustments based on our expectations of future credit performance.

Prepayments – Prepayments are estimates of the amount of principal payments that will occur before they are contractually required during the life of loans backing the security. Prepayments reduce the projected principal balances, interest payments and expected time loans are outstanding. Prepayment expectations are primarily based on the historical performance of the loans facilitated on our platform but also incorporate discretionary adjustments based on our expectations of future loan performance.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Discount rates – The discount rates for asset-backed securities reflect our estimates of the rates of return that investors would require when investing in financial instruments with similar risk and return characteristics. The primary source of discount rate observations is the rate of return implied by sales of asset-backed securities associated.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in market discount rates and servicing rates, interest rates and credit performance of loans. We are exposed to market risk directly through loans and securities held on our balance sheet, access to the securitization markets, investor demand for our loans, current and future debt under our credit facilities, and our servicing assets. We have experienced significant dislocation in the capital markets due to the COVID-19 pandemic. We have ceased purchasing of loans for Structured Program transactions. See the “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment” section for additional information.

Market Rate Sensitivity

Market rate sensitivity refers to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates and servicing rates.

Loans Invested in by the Company. As of March 31, 2020 and December 31, 2019, we were exposed to market rate risk on $812.7 million and $766.0 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any realized or unrealized losses from market rate changes on loans invested in by the Company are recorded in earnings.

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

The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in discount rates as of March 31, 2020 and December 31, 2019:

	Loans Invested in by the Company
	March 31, 2020	December 31, 2019
Fair value	$812,707	$766,048
Discount rates
100 basis point increase	$(11,261)	$(9,806)
100 basis point decrease	$11,518	$10,014

LENDINGCLUB CORPORATION

Servicing Assets. As of March 31, 2020 and December 31, 2019, we were exposed to market servicing rate risk on $92.8 million and $89.7 million of servicing assets, respectively. Our selection of the most representative market servicing rates is inherently judgmental. The following table presents the impact to the fair value of servicing assets due to a hypothetical change in the weighted-average market servicing rate assumption as of March 31, 2020 and December 31, 2019:

	Servicing Assets
	March 31, 2020	December 31, 2019
Fair value	$92,825	$89,680
Weighted-average market servicing rate assumption	0.66%	0.66%
Change in fair value from:
Servicing rate increase by 10 basis points	$(13,180)	$(13,978)
Servicing rate decrease by 10 basis points	$13,181	$13,979

The following table presents the impact to the fair value of servicing assets due to a hypothetical change in the expected prepayment rates as of March 31, 2020 and December 31, 2019:

	Servicing Assets
	March 31, 2020	December 31, 2019
Fair value	$92,825	$89,680
Expected prepayment rates
10 percent increase	$(3,391)	$(2,962)
10 percent decrease	$3,391	$2,962

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

Loans Invested in by the Company. As of March 31, 2020 and December 31, 2019, we were exposed to interest rate risk on $812.7 million and $766.0 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. Any realized or unrealized losses from interest rate changes are recorded in earnings. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in interest rates as of March 31, 2020 and December 31, 2019:

	Loans Invested in by the Company
	March 31, 2020	December 31, 2019
Fair value	$812,707	$766,048
Interest rates
100 basis point increase	$(11,261)	$(9,806)
100 basis point decrease	$11,518	$10,014

Securities Available for Sale. As of March 31, 2020 and December 31, 2019, we were exposed to interest rate risk on $256.6 million and $270.9 million of securities available for sale, respectively, including $203.3 million and $220.1 million, respectively, of asset-backed securities related to Structured Program transactions and $53.3 million

LENDINGCLUB CORPORATION

and $50.8 million, respectively, of corporate debt, certificates of deposit, other asset-backed securities, commercial paper and other securities, respectively. To manage this risk, we limit and monitor maturities, credit ratings, performance of loans underlying Structured Program transactions and concentrations within the investment portfolio. Any unrealized gains or losses resulting from such interest rate changes would only be recorded in earnings if we sold the securities prior to maturity or if the securities were considered other-than-temporarily impaired.

The following table presents the impact to the fair value of securities available for sale due to a hypothetical change in interest rates as of March 31, 2020 and December 31, 2019:

	Securities Available for Sale
	March 31, 2020	December 31, 2019
Fair value	$256,554	$270,927
Interest rates
100 basis point increase	$(2,448)	$(2,313)
100 basis point decrease	$2,441	$2,301

Credit Facilities and Securities Sold Under Repurchase Agreements. As of March 31, 2020 and December 31, 2019, we were exposed to interest rate risk on $390.0 million and $387.3 million of funding under the Personal Loan and Auto Loan Warehouse Credit Facilities, $110.0 million and $60.0 million of funding under the Revolving Facility, and $121.0 million and $140.2 million of funding under our repurchase agreements, respectively. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding are generally tied to LIBOR.

The following table presents the impact to the annualized interest expense related to our credit facilities and securities sold under repurchase agreements due to a hypothetical change in the one-month LIBOR rate as of March 31, 2020 and December 31, 2019:

	Credit Facilities and Securities Sold Under Repurchase Agreements
	March 31, 2020	December 31, 2019
Carrying value	$621,020	$587,453
One-month LIBOR
100 basis point increase	$6,210	$5,875
100 basis point decrease	$(6,210)	$(5,875)

Cash and Cash Equivalents. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $294.3 million and $243.8 million, respectively. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper, which are short-term. Due to their short-term nature, we do not believe we have material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates.

Credit Performance Sensitivity

Credit performance sensitivity refers to the risk of loss arising from default when borrowers are unable or unwilling to meet their financial obligations. We invest in loans and asset-backed securities (including residual interests) related to Structured Program transactions. The performance of these loans and asset-backed securities is dependent on the credit performance of loans facilitated by us. To manage this risk, we monitor borrower payment performance and how it may impact the valuation of our investments. The valuation of these investments is based

LENDINGCLUB CORPORATION

on a discounted cash flow analysis and includes Level 3 assumptions. Any unrealized losses on asset-backed securities (including residual interests) are evaluated for other-than-temporary impairment and any impairment is recorded in earnings. All other unrealized gains and losses are recorded in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss).

Loans Invested in by the Company. As of March 31, 2020 and December 31, 2019, we were exposed to credit performance risk on $812.7 million and $766.0 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in credit loss rates as of March 31, 2020 and December 31, 2019:

	Loans Invested in by the Company
	March 31, 2020	December 31, 2019
Fair value	$812,707	$766,048
Credit loss rates
10 percent increase	$(15,842)	$(9,558)
10 percent decrease	$15,642	$9,469

Asset-backed Securities Related to Structured Program Transactions. As of March 31, 2020 and December 31, 2019, we were exposed to credit performance risk on $203.3 million and $220.1 million of asset-backed securities related to Structured Program transactions, respectively, including securities pledged as collateral. The following table presents the impact to the fair value of asset-backed securities related to Structured Program transactions due to a hypothetical change in credit loss rates as of March 31, 2020 and December 31, 2019:

	Asset-backed Securities Related to Structured Program Transactions
	March 31, 2020	December 31, 2019
Fair value	$203,275	$220,135
Credit loss rates
10 percent increase	$(5,785)	$(4,326)
10 percent decrease	$5,712	$4,285

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2020, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the

LENDINGCLUB CORPORATION

SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Our business has been and will likely continue to be negatively impacted by the COVID-19 pandemic.

The COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread, including the closure of non-essential businesses and shelter in place orders, have resulted in an unprecedented reduction in economic activity and significant dislocation on consumers, businesses, capital markets and the broader economy. In particular, the impact of COVID-19 on the finances of our borrowers has been profound as many have been, and will likely continue to be, impacted by unemployment, reduced earnings and/or elevated economic disruption and insecurity.

There are no comparable recent events to accurately predict the effect COVID-19 may have, and, as a result, its ultimate impact is highly uncertain and subject to change. As of the date of this Report, COVID-19 has had, and may continue to have, a number of adverse effects on our business and results of operations, including the following:

•
Negative pressure on overall platform returns, including as a result of increased credit risk of borrowers (including elevated delinquencies and charge-off rates) and the implementation of forbearance plans;

•	Materially decreased platform investor demand for our products and an inability for many platform investors to secure funding or financing arrangements;

•	Materially decreased borrower demand for certain of our products, including our patient finance loans which provide financing for elective medical and dental procedures;

•	Reduced borrower approval rates, including as a result of credit and other adjustments that aim to protect investor returns;

LENDINGCLUB CORPORATION

•	Reduced platform volume due, including as a result of efforts to balance the platform, resulting in materially reduced revenues;

•	An inability to offer our structured products due to the impact of COVID-19 on the capital markets; and

•	Impeded liquidity and negative fair-value adjustments with respect to assets held on our balance sheet.

In response to the impact of COVID-19, the Company has undertaken a number of initiatives to support its borrowers, protect investor returns, and preserve capital and liquidity. For example, we have added customer support capacity and instituted new payment and hardship plans, adjusted our credit and underwriting processes and standards, and undertaken a number of measures that aim to balance the platform without further use of the Company’s balance sheet. We will continue to actively monitor the situation, assess possible implications to our business and take appropriate actions in an effort to mitigate the adverse consequences of COVID-19. However, there can be no assurances that the initiatives taken by the Company will be sufficient or successful.

Further, our compliance with measures to contain the spread of or otherwise related to COVID-19 has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key vendors and counterparties, for an indefinite period of time. To keep our employees safe and secure, we have temporarily closed our physical work spaces, instituted additional paid leave policies and leveraged technology to enable remote working. The disruptions caused by COVID-19 may result in inefficiencies and delays in product development, marketing, operations and customer service efforts that we cannot fully mitigate. Further, especially given our recent reduction in workforce by approximately 460 employees due to COVID-19, employee attrition or unavailability (for health reasons or otherwise) may adversely impact our operations and ability to execute on company initiatives and strategy.

The extent to which COVID-19 will continue to negatively impact our business and results of operations will depend on future developments which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, actions taken to treat or control the spread of COVID-19, any re-emergence of COVID-19 or related diseases, and the intermediate and longer-term impact on consumers, businesses and the broader economy. For example, COVID-19 raises the possibility of an extended global economic downturn, which could affect the performance of and demand for our products and services and adversely impact our business and results of operations even after the pandemic is contained.

The COVID-19 pandemic, and its impact, may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 (Annual Report), such as our ability to consummate the acquisition of Radius Bancorp, Inc., managing our liquidity, growing platform volume and our exposure to litigation, and government and regulatory investigations, inquiries and requests.

As disclosed in “Item 1A. Risk Factors” in our Annual Report, public health issues could have a material adverse impact on our business, financial condition and results of operations. Consistent with such disclosures, any one or a combination of the factors identified above could have a material adverse impact on our business, financial condition and results of operations.

LENDINGCLUB CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes purchases made by or on behalf of LendingClub of its common stock for each calendar month in the first quarter of 2020:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - January 31 (1)	5,658	$12.72	—	$—
February 1 - February 29	—	$—	—	$—
March 1 - March 31	—	$—	—	$—
Total	5,658	$12.72	—	$—

(1)	Represents shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

LENDINGCLUB CORPORATION

Item 6. Exhibits

Exhibit Index

The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 18, 2020, by and among LendingClub Corporation, Radius Bancorp, Inc. and SC Sub I, Inc.	8-K	001-36771	2.1	February 19, 2020
3.1	Certificate of Designations of the Series A Preferred Stock, as filed with the Secretary of State of Delaware on February 18, 2020	8-K	001-36771	3.1	February 19, 2020
3.2	Certificate of Designations of the Series B Preferred Stock, as filed with the Secretary of State of Delaware on February 18, 2020	8-K	001-36771	3.2	February 19, 2020
4.1	Temporary Bank Charter Protection Agreement by and between LendingClub Corporation and American Stock Transfer & Trust Company dated February 18, 2020	8-K	001-36771	4.1	February 19, 2020
4.2	Form of Series A Preferred Stock Certificate of LendingClub Corporation					X
10.1	Share Exchange Agreement, dated as of February 18, 2020, by and among LendingClub Corporation and Shanda Asset Management Holdings Limited	8-K	001-36771	10.1	February 19, 2020
10.2	Registration Rights Agreement, dated as of February 18, 2020, by and among LendingClub Corporation and Shanda Asset Management Holdings, Limited	8-K	001-36771	10.2	February 19, 2020
10.3	Amended and Restated Warehouse Agreement dated February 24, 2020*†	8-K	001-36771	10.1	February 26, 2020
10.4	Amendment to Share Exchange Agreement	8-K	001-36771	10.1	March 23, 2020
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document‡					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

LENDINGCLUB CORPORATION

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
Certain information in the exhibit was omitted pursuant to Item 601(b)(10) of Regulation S-K because it is both not material and would be competitively harmful if publicly disclosed. The Company undertakes to furnish, supplementally, a copy of the unredacted exhibit to the SEC upon request.

†
The schedules and exhibits to Exhibit 10.1 have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the Securities and Exchange Commission upon request.

‡	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	May 6, 2020	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	May 6, 2020	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer