Form 10-Q
period 2020-06-30
LendingClub Corp
filed 2020-08-05
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2020, there were 90,502,335 shares of the registrant’s common stock and common stock equivalents outstanding; of which (i) 71,515,435 shares represent the shares of common stock outstanding and (ii) 18,986,900 shares represent the number of shares of common stock automatically issuable upon transfer of the outstanding 189,869 shares of registrant’s Mandatorily Convertible Non-Voting Preferred Stock, Series A (Series A Preferred Stock).

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

These forward-looking statements include, among other things, statements about:

•	the impact of COVID-19;

•	our ability to effectuate and the effectiveness of certain strategy initiatives in light of COVID-19;

•	our ability to successfully navigate the current economic climate;

•	our ability to sustain the business under adverse circumstances;

•	our ability to attract and retain borrowers;

•	the ability of borrowers to repay loans and the plans of borrowers;

•	our ability to maintain investor confidence in the operation of our platform;

•	the likelihood of investors to continue to, directly or indirectly, invest through our platform;

•	our ability to secure new or additional sources of investor commitments for our platform;

•	expected rates of return for investors;

•	the effectiveness of our platform’s credit scoring models;

•	our ability to innovate and the success of new product initiatives;

•	our ability to obtain or add bank functionality and a bank charter;

•	our ability and timing to satisfy the closing conditions for the acquisition of Radius Bancorp, Inc. (including obtaining regulatory approval);

•	the impact on the business from obtaining or adding bank functionality and a bank charter;

•	our ability to resolve pending governmental inquiries and private litigation, and the terms of such resolution(s);

•	the use of our own capital to purchase loans;

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

LENDINGCLUB CORPORATION

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$338,394	$243,779
Restricted cash (1)	134,345	243,343
Securities available for sale (includes $245,083 and $271,173 at amortized cost, $15,571 and $0 in allowance for credit losses, and $148,809 and $174,849 pledged as collateral at fair value, respectively)	221,930	270,927
Loans held for investment at fair value (1)	785,228	1,079,315
Loans held for investment by the Company at fair value (1)	65,557	43,693
Loans held for sale by the Company at fair value (1)	587,093	722,355
Accrued interest receivable (1)	11,314	12,857
Property, equipment and software, net	106,697	114,370
Operating lease assets	79,407	93,485
Intangible assets, net	12,932	14,549
Other assets (1)	109,702	143,668
Total assets	$2,452,599	$2,982,341
Liabilities and Equity
Accounts payable	$2,951	$10,855
Accrued interest payable (1)	7,780	9,260
Operating lease liabilities	100,911	112,344
Accrued expenses and other liabilities (1)	86,369	142,636
Payable to investors	49,405	97,530
Notes, certificates and secured borrowings at fair value (1)	785,928	1,081,466
Payable to Structured Program note and certificate holders at fair value (1)	193,034	40,610
Credit facilities and securities sold under repurchase agreements (1)	480,079	587,453
Total liabilities	1,706,457	2,082,154
Equity
Series A Preferred stock, $0.01 par value; 1,200,000 shares authorized; 195,627 and 0 shares issued, respectively; 195,627 and 0 shares outstanding, respectively	2	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 70,938,835 and 89,218,797 shares issued, respectively; 70,938,835 and 88,757,406 shares outstanding, respectively	709	892
Additional paid-in capital	1,478,247	1,467,882
Accumulated deficit	(725,234)	(548,472)
Treasury stock, at cost; 0 and 461,391 shares, respectively	—	(19,550)
Accumulated other comprehensive loss	(7,582)	(565)
Total equity	746,142	900,187
Total liabilities and equity	$2,452,599	$2,982,341

(1)	Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

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

	June 30, 2020	December 31, 2019
Assets of consolidated VIEs, included in total assets above
Restricted cash	$38,465	$30,046
Loans held for investment at fair value	101,742	197,842
Loans held for investment by the Company at fair value	64,634	40,251
Loans held for sale by the Company at fair value	482,726	551,455
Accrued interest receivable	4,918	4,431
Other assets	795	1,359
Total assets of consolidated variable interest entities	$693,280	$825,384
Liabilities of consolidated VIEs, included in total liabilities above
Accrued interest payable	$2,032	$3,185
Accrued expenses and other liabilities	103	244
Notes, certificates and secured borrowings at fair value	101,742	197,842
Payable to Structured Program note and certificate holders at fair value	193,034	40,610
Credit facilities and securities sold under repurchase agreements	294,510	387,251
Total liabilities of consolidated variable interest entities	$591,421	$629,132

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue:

Transaction fees	$3,874	$152,207	$140,117	$287,604

Interest income	60,560	92,562	129,971	192,734
Interest expense	(37,766)	(66,916)	(82,007)	(142,276)
Net fair value adjustments	(6,378)	(35,974)	(108,116)	(70,703)
Net interest income and fair value adjustments	16,416	(10,328)	(60,152)	(20,245)
Investor fees	19,315	32,272	61,074	64,003
Gain on sales of loans	1,724	13,886	15,985	29,038
Net investor revenue	37,455	35,830	16,907	72,796

Other revenue	2,540	2,770	7,051	4,825

Total net revenue	43,869	190,807	164,075	365,225
Operating expenses:
Sales and marketing	8,723	69,323	58,507	135,946
Origination and servicing	17,830	24,931	38,824	53,204
Engineering and product development	39,167	43,299	77,877	85,845
Other general and administrative	56,620	64,324	115,106	121,200
Total operating expenses	122,340	201,877	290,314	396,195
Loss before income tax expense	(78,471)	(11,070)	(126,239)	(30,970)
Income tax expense (benefit)	—	(438)	319	(438)
Consolidated net loss	(78,471)	(10,632)	(126,558)	(30,532)
Less: Income attributable to noncontrolling interests	—	29	—	64
LendingClub net loss	$(78,471)	$(10,661)	$(126,558)	$(30,596)

Net loss per share attributable to common stockholders – Basic and Diluted (1)	$(0.87)	$(0.12)	$(1.98)	$(0.35)
Weighted-average common shares – Basic and Diluted (1)	70,304,166	86,719,049	78,406,162	86,429,892
Net income (loss) per share attributable to preferred stockholders – Basic and Diluted (1)	$(0.87)	$0.00	$2.56	$0.00
Weighted-average common shares, as converted – Basic and Diluted (1)	19,562,714	—	11,071,212	—

(1)	See “Notes to Condensed Consolidated Financial Statements – Note 4. Net Income (Loss) Per Share” and “Note 14. Stockholders' Equity” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
LendingClub net loss	$(78,471)	$(10,661)	$(126,558)	$(30,596)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	13,345	1,543	(7,336)	1,611
Other comprehensive income (loss), before tax	13,345	1,543	(7,336)	1,611
Income tax effect	—	438	(319)	438
Other comprehensive income (loss), net of tax	13,345	1,105	(7,017)	1,173
Less: Other comprehensive income attributable to noncontrolling interests	—	17	—	17
LendingClub other comprehensive income (loss), net of tax	13,345	1,088	(7,017)	1,156
LendingClub comprehensive loss	(65,126)	(9,573)	(133,575)	(29,440)
Comprehensive income attributable to noncontrolling interests	—	17	—	17
Total comprehensive loss	$(65,126)	$(9,556)	$(133,575)	$(29,423)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

			LendingClub Corporation Stockholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at March 31, 2020	195,628	$2	69,869,214	$699	$1,463,535	—	$—	$(20,927)	$(646,763)	$796,546	$—	$796,546
Stock-based compensation	—	—	—	—	15,512	—	—	—	—	15,512	—	15,512
Net issuances under equity incentive plans, net of tax (1)	—	—	1,069,521	10	(800)	—	—	—	—	(790)	—	(790)
Issuance of preferred stock in exchange for common stock	(1)	—	100	—	—	—	—	—	—	—	—	—
Net unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	—	—	13,345	—	13,345	—	13,345
Net loss	—	—	—	—	—	—	—	—	(78,471)	(78,471)	—	(78,471)
Balance at June 30, 2020	195,627	$2	70,938,835	$709	$1,478,247	—	$—	$(7,582)	$(725,234)	$746,142	$—	$746,142

			LendingClub Corporation Stockholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	88,757,406	$892	$1,467,882	461,391	$(19,550)	$(565)	$(548,472)	$900,187	$—	$900,187
Stock-based compensation	—	—	—	—	35,211	—	—	—	—	35,211	—	35,211
Net issuances under equity incentive plans, net of tax (1)	—	—	1,744,210	17	(5,423)	5,658	(71)	—	—	(5,477)	—	(5,477)
Issuance of preferred stock in exchange for common stock (2)	195,627	2	(19,562,781)	(196)	194	—	—	—	(50,204)	(50,204)	—	(50,204)
Retirement of treasury stock	—	—	—	(4)	(19,617)	(467,049)	19,621	—	—	—	—	—
Net unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	—	—	(7,017)	—	(7,017)	—	(7,017)
Net loss	—	—	—	—	—	—	—	—	(126,558)	(126,558)	—	(126,558)
Balance at June 30, 2020	195,627	$2	70,938,835	$709	$1,478,247	—	$—	$(7,582)	$(725,234)	$746,142	$—	$746,142

(1)	Includes shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.

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

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

			LendingClub Corporation Stockholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at March 31, 2019	—	$—	86,384,050	$868	$1,420,838	456,540	$(19,485)	$225	$(537,662)	$864,784	$1,090	$865,874
Stock-based compensation	—	—	—	—	22,274	—	—	—	—	22,274	—	22,274
Net issuances under equity incentive plans, net of tax	—	—	611,993	6	(6,278)	—	—	—	—	(6,272)	—	(6,272)
Employee stock purchase plan (ESPP) purchase shares	—	—	163,970	2	2,410	—	—	—	—	2,412	—	2,412
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	1,088	—	1,088	17	1,105
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(440)	(440)
Net loss	—	—	—	—	—	—	—	—	(10,661)	(10,661)	29	(10,632)
Balance at June 30, 2019	—	$—	87,160,013	$876	$1,439,244	456,540	$(19,485)	$1,313	$(548,323)	$873,625	$696	$874,321

			LendingClub Corporation Stockholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2018	—	$—	85,928,127	$864	$1,405,392	456,540	$(19,485)	$157	$(517,727)	$869,201	$1,780	$870,981
Stock-based compensation	—	—	—	—	42,387	—	—	—	—	42,387	—	42,387
Net issuances under equity incentive plans, net of tax	—	—	1,067,916	10	(10,945)	—	—	—	—	(10,935)	—	(10,935)
ESPP purchase shares	—	—	163,970	2	2,410	—	—	—	—	2,412	—	2,412
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	1,156	—	1,156	17	1,173
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,165)	(1,165)
Net loss	—	—	—	—	—	—	—	—	(30,596)	(30,596)	64	(30,532)
Balance at June 30, 2019	—	$—	87,160,013	$876	$1,439,244	456,540	$(19,485)	$1,313	$(548,323)	$873,625	$696	$874,321

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Consolidated net loss	$(126,558)	$(30,532)
Adjustments to reconcile consolidated net loss to net cash (used for) provided by operating activities:
Net fair value adjustments	108,116	70,703
Change in fair value of loan servicing assets and liabilities	34,664	23,044
Stock-based compensation, net	32,333	38,803
Depreciation and amortization	29,484	30,156
Gain on sales of loans	(15,985)	(29,038)
Other, net	6,861	13,106
Purchase of loans held for sale	(1,915,138)	(3,147,234)
Principal payments received on loans held for sale	152,811	129,131
Proceeds from whole loan sales and Structured Program transactions, net of underwriting fees and costs	1,727,554	3,062,348
Net change in operating assets and liabilities:
Accrued interest receivable, net	(7,897)	(7,046)
Other assets	37,261	3,410
Accounts payable	(7,746)	1,701
Accrued interest payable	(1,480)	(4,482)
Accrued expenses and other liabilities	(57,195)	(20,060)
Change in payable to investors (1)	(51,452)	(87,809)
Net cash (used for) provided by operating activities	(54,367)	46,201
Cash Flows from Investing Activities:
Purchases of loans	(160,002)	(360,002)
Principal payments received on loans	389,802	662,565
Proceeds from recoveries and sales of charged-off loans	23,103	28,322
Purchases of securities available for sale	(47,443)	(72,537)
Proceeds from sales, maturities, redemptions and paydowns of securities available for sale	62,293	75,940
Proceeds from paydowns of asset-backed securities related to Structured Program transactions	67,048	39,569
Other investing activities	200	243
Purchases of property, equipment and software, net	(19,583)	(27,619)
Net cash provided by investing activities	315,418	346,481
Cash Flows from Financing Activities:
Proceeds from issuance of notes and certificates	159,894	359,846
Repayments of secured borrowings	(11,731)	(35,670)
Principal payments on and retirements of notes and certificates	(375,723)	(642,951)
Payments on notes, certificates, and secured borrowings from recoveries/sales of related charged-off loans	(22,450)	(27,547)

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Principal payments on securitization notes	(28,398)	(45,440)
Proceeds from issuance of notes and certificates from Structured Program transactions	186,190	—
Proceeds from credit facilities and securities sold under repurchase agreements	1,050,551	1,014,953
Principal payments on credit facilities and securities sold under repurchase agreements	(1,158,096)	(1,149,453)
Payment for debt issuance costs	(264)	(1,334)
Deemed dividend paid to preferred stockholder	(50,204)	—
Other financing activities	(25,203)	(8,397)
Net cash provided by (used for) financing activities	(275,434)	(535,993)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(14,383)	(143,311)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	487,122	644,058
Cash, Cash Equivalents and Restricted Cash, End of Period	$472,739	$500,747
Supplemental Cash Flow Information:
Cash paid for interest	$38,791	$148,038
Cash paid for operating leases included in the measurement of lease liabilities	$7,951	$8,258
Non-cash investing activity:
Accruals for property, equipment and software	$1,023	$5,330
Net securities retained from Structured Program transactions	$43,883	$92,938
Non-cash investing and financing activity:
Transfer of whole loans to redeem certificates	$17,414	$—
Non-cash financing activity:
Exchange of common stock for preferred stock	$207,244	$—
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$—	$213,326

(1)	Change in payable to investors was previously presented as cash flows from financing activities. Prior period amounts have been reclassified to conform to the current period presentation.

The following presents cash, cash equivalents and restricted cash by category within the Condensed Consolidated Balance Sheets:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$338,394	$243,779
Restricted cash	134,345	243,343
Total cash, cash equivalents and restricted cash	$472,739	$487,122

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

The accompanying unaudited condensed consolidated financial statements include LendingClub, its subsidiaries (collectively referred to as the Company, we, or us) and consolidated variable interest entities (VIEs). Noncontrolling interests are reported as a separate component of consolidated equity from the equity attributable to LendingClub’s stockholders for all periods presented. All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. These accounting principles require management to make certain estimates and assumptions that affect the amounts in the accompanying financial statements. These estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. Results reported in interim periods are not necessarily indicative of results for the full year or any other interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the six month period ended June 30, 2020, except as noted below.

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

Accrued Interest Receivable on Loans

The Company does not record an allowance for credit losses on accrued interest receivable. The Company places loans on non-accrual status at 90 days past due. When a loan is placed on non-accrual status, the Company stops accruing interest and reverses all accrued but unpaid interest income as of such date. The Company accrues interest income on loans on short term hardship programs using the effective interest rate method.

Net Income (Loss) Per Share

Basic net income (loss) per share (Basic EPS) attributable to common stockholders is computed by dividing net income (loss) attributable to LendingClub by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share (Diluted EPS) is computed by dividing net income (loss) attributable to LendingClub by the weighted-average number of common shares outstanding during the period, adjusted for the effects of dilutive issuances of shares of common stock, which include incremental shares issued for outstanding RSUs, PBRSUs, and stock options. PBRSUs are included in dilutive shares to the extent the pre-established performance targets have been or are estimated to be satisfied as of the reporting date. The dilutive potential common shares are computed using the treasury stock method. The effects of outstanding RSUs, PBRSUs, and stock options are excluded from the computation of Diluted EPS in periods in which the effect would be antidilutive. For periods with more than one class of common shares, the Company computes Basic and Diluted EPS using the two-class method, which is an allocation of net income (loss) among the holders of each class of common shares. The Series A Preferred Stock is considered a separate class of common share for purposes of calculating net income (loss) per share because it participates in earnings similar to common stock and does not receive any significant preferences over the common stock.

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

Adoption of New Accounting Standards

The Company adopted the following accounting standards during the six month period ended June 30, 2020:

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

The following tables present the Company’s revenue from contracts with customers, disaggregated by revenue source for services transferred over time, for the second quarters and first halves of 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Transaction fees	$3,874	$152,207
Referral fees	625	1,328
Total revenue from contracts with customers	$4,499	$153,535

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Transaction fees	$140,117	$287,604
Referral fees	2,239	2,023
Total revenue from contracts with customers	$142,356	$289,627

The Company recognizes transaction and referral fees at each distinct instance after the Company satisfies its performance obligations. The Company had no bad debt expense for the second quarters and first halves of 2020 and 2019. Because revenue is recognized at the same time that payments are received, the Company had no contract assets, contract liabilities, or deferred contract costs recorded as of both June 30, 2020 and December 31, 2019. Additionally, the Company did not recognize any revenue from performance obligations related to prior periods (for example, due to changes in transaction price) for the second quarters and first halves of 2020 and 2019. For additional detail on the Company’s accounting policy regarding revenue recognition, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report.

4. Net Income (Loss) Per Share

The following tables detail the computation of the Company’s basic and diluted net income (loss) per share of common stock and Series A Preferred Stock:

Three Months Ended June 30,	2020		2019
	Common Stock	Preferred Stock (1)(2)	Common Stock
Net loss attributable to stockholders	$(61,389)	$(17,082)	$(10,661)
Weighted-average common shares – Basic and Diluted (2)	70,304,166	19,562,714	86,719,049
Net loss per share attributable to stockholders – Basic and Diluted (2)	$(0.87)	$(0.87)	$(0.12)

Six Months Ended June 30,	2020		2019
	Common Stock	Preferred Stock (1)(2)	Common Stock
Allocation of undistributed LendingClub net loss	$(104,686)	$(21,872)	$(30,596)
Deemed dividend	(50,204)	50,204	—
Net income (loss) attributable to stockholders	$(154,890)	$28,332	$(30,596)
Weighted-average common shares – Basic and Diluted (2)	78,406,162	11,071,212	86,429,892
Net income (loss) per share attributable to stockholders – Basic and Diluted (2)	$(1.98)	$2.56	$(0.35)

(1)	Presented on an as-converted basis.

(2)	See “Note 2. Summary of Significant Accounting Policies” and “Note 14. Stockholders' Equity” for additional information.

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

The following table summarizes the weighted-average common stock that were excluded from the Company’s diluted net income (loss) per share computation because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Preferred stock	19,562,714	—	11,071,212	—
Stock options	196,009	883,665	250,092	881,637
RSUs and PBRSUs	1,368	215,235	16,336	163,213
Total	19,760,091	1,098,900	11,337,640	1,044,850

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

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of June 30, 2020 and December 31, 2019, were as follows:

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Asset-backed senior securities (1)(2)	$98,300	$5	$(3,689)	$—	$94,616
CLUB Certificate asset-backed securities (1)	86,000	79	(2,858)	(6,587)	76,634
Asset-backed subordinated securities (1)	29,106	243	(1,409)	(8,984)	18,956
Corporate debt securities	8,502	30	—	—	8,532
Commercial paper	8,293	—	—	—	8,293
Other asset-backed securities	8,182	17	—	—	8,199
Certificates of deposit	6,700	—	—	—	6,700
Total securities available for sale	$245,083	$374	$(7,956)	$(15,571)	$221,930

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed senior securities (1)(2)	$108,780	$597	$(38)	$109,339
CLUB Certificate asset-backed securities (1)	90,728	41	(1,063)	89,706
Asset-backed subordinated securities (1)	20,888	423	(221)	21,090
Corporate debt securities	14,333	11	(1)	14,343
Certificates of deposit	13,100	—	—	13,100
Other asset-backed securities	12,075	6	(1)	12,080
Commercial paper	9,274	—	—	9,274
U.S. agency securities	1,995	—	—	1,995
Total securities available for sale	$271,173	$1,078	$(1,324)	$270,927

(1)
As of June 30, 2020 and December 31, 2019, $173.8 million and $219.0 million, respectively, of the asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company's obligations as a “sponsor” under the U.S. Risk Retention Rules (as more fully described in “Part I – Item 1A. Risk Factors – Risk retention rules may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results” in the Annual Report.).

(2)	As of June 30, 2020, and December 31, 2019, includes $148.8 million and $174.8 million, respectively, of securities pledged as collateral at fair value.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded as of June 30, 2020 and December 31, 2019, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$116,173	$(7,935)	$1,201	$(21)	$117,374	$(7,956)
Corporate debt securities	1,451	—	—	—	1,451	—
Total securities with unrealized losses (1)	$117,624	$(7,935)	$1,201	$(21)	$118,825	$(7,956)

	Less than 12 months		12 months or longer		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$91,350	$(1,287)	$1,875	$(35)	$93,225	$(1,322)
Corporate debt securities	4,613	(1)	—	—	4,613	(1)
Other asset-backed securities	3,062	(1)	—	—	3,062	(1)
Total securities with unrealized losses (1)	$99,025	$(1,289)	$1,875	$(35)	$100,900	$(1,324)

(1)	The number of investment positions with unrealized losses at June 30, 2020 and December 31, 2019 totaled 131 and 70, respectively.

The Company recorded an allowance for credit loss on those securities where there was a deterioration in future estimated cash flows. The Company also recorded unrealized losses on securities with fair value price reductions due to higher liquidity premiums observed due to the market dislocation related to COVID-19. The Company deemed it not necessary to record unrealized losses as an allowance for credit loss for certain securities due to the nature of those securities and their investment grade quality.

During the second quarter and first half of 2020, the Company recognized $(3.5) million and $7.5 million in credit recovery and loss expense, respectively. During the second quarter and first half of 2019, the Company recognized $0.1 million and $1.3 million in other-than-temporary impairment charges, respectively, on its asset-backed securities related to Structured Program transactions. There were no credit losses recognized into earnings for other-than-temporarily impaired securities held by the Company during the second quarter and first half of 2019 for which a portion of the impairment was previously recognized in other comprehensive income.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the activity in the allowance for credit losses for securities available for sale, by major security type, for the second quarter and first half of 2020:

Allowance for Credit Losses	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of March 31, 2020	$(8,638)	$(10,197)	$(18,835)
Provision for credit loss expense	2,051	1,460	3,511
Allowance arising from PCD financial assets	—	(247)	(247)
Ending balance as of June 30, 2020	$(6,587)	$(8,984)	$(15,571)

Allowance for Credit Losses	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of January 1, 2020	$—	$—	$—
Provision for credit loss expense	(2,633)	(4,836)	(7,469)
Allowance arising from PCD financial assets	(3,954)	(4,148)	(8,102)
Ending balance as of June 30, 2020	$(6,587)	$(8,984)	$(15,571)

Securities available for sale purchased with credit deterioration during the second quarter and first half of 2020 were as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Purchase price of PCD securities at acquisition	$2,426	$25,469
Allowance for credit losses on PCD securities at acquisition	247	8,102
Par value of acquired PCD securities at acquisition	$2,673	$33,571

The contractual maturities of securities available for sale at June 30, 2020, were as follows:

	Amortized Cost	Fair Value
Within 1 year:
Corporate debt securities	$8,502	$8,532
Certificates of deposit	6,700	6,700
Other asset-backed securities	4,410	4,414
Commercial paper	8,293	8,293
Total	27,905	27,939
After 1 year through 5 years:
Other asset-backed securities	3,772	3,785
Total	3,772	3,785
Asset-backed securities related to Structured Program transactions	213,406	190,206
Total securities available for sale	$245,083	$221,930

During the second quarter and first half of 2020, the Company, Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary of the Company, and a majority-owned affiliate (MOA) of the Company sold a combined $0.4 million and $1.0 billion, respectively, in asset-backed securities related to Structured Program transactions. During the second quarter and first half of 2019, the Company and Consumer Loan Underlying Bond Depositor

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

LLC (Depositor), a subsidiary of the Company, sold a combined $1.2 billion and $2.0 billion, respectively, in asset-backed securities related to Structured Program transactions. There were no realized gains or losses related to such sales. For further information, see “Note 7. Securitizations and Variable Interest Entities.” Proceeds and gross realized gains and losses from other sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds	$—	$3,300	$2,396	$6,400
Gross realized gains	$—	$—	$3	$—
Gross realized losses	$(2)	$—	$(4)	$—

6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings

Loans Held for Investment, Notes, Certificates and Secured Borrowings

The Company issues member payment dependent notes and the LC Trust issues certificates as a means to allow investors to invest in the corresponding loans. At June 30, 2020 and December 31, 2019, loans held for investment, notes, certificates and secured borrowings measured at fair value on a recurring basis were as follows:

	Loans Held for Investment		Notes, Certificates and Secured Borrowings
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Aggregate principal balance outstanding	$851,476	$1,148,888	$851,476	$1,148,888
Net fair value adjustments	(66,248)	(69,573)	(65,548)	(67,422)
Fair value	$785,228	$1,079,315	$785,928	$1,081,466

At June 30, 2020 and December 31, 2019, a fair value of $6.0 million and $18.0 million included in “Loans Held for Investment at fair value” was pledged as collateral for secured borrowings, respectively.

The following table provides the balances of notes, certificates and secured borrowings at fair value at the end of the periods indicated:

	June 30, 2020	December 31, 2019
Notes	$677,589	$863,488
Certificates	101,742	197,842
Secured borrowings	6,597	20,136
Total notes, certificates and secured borrowings	$785,928	$1,081,466

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Invested in by the Company

At June 30, 2020 and December 31, 2019, loans invested in by the Company for which there were no associated notes, certificates or secured borrowings (with the exception of $189.6 million and $40.3 million in loans at fair value in consolidated trusts as of June 30, 2020 and December 31, 2019, respectively) were as follows:

	Loans Invested in by the Company
	Loans Held for Investment		Loans Held for Sale		Total
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Aggregate principal balance outstanding	$75,159	$47,042	$668,262	$747,394	$743,421	$794,436
Net fair value adjustments	(9,602)	(3,349)	(81,169)	(25,039)	(90,771)	(28,388)
Fair value	$65,557	$43,693	$587,093	$722,355	$652,650	$766,048

The net fair value adjustments of $(90.8) million and $(28.4) million represent net unrealized losses recorded in earnings on loans invested in by the Company at June 30, 2020 and December 31, 2019, respectively. Total fair value adjustments recorded in earnings on loans invested in by the Company of $(1.3) million and $(104.5) million during the second quarter and first half of 2020, respectively, and $(35.2) million and $(67.7) million during the second quarter and first half of 2019, respectively, include net realized losses and changes in net unrealized losses. Net interest income earned on loans invested in by the Company during the second quarter and first half of 2020 was $20.3 million and $42.0 million, respectively. Net interest income earned on loans invested in by the Company during the second quarter and first half of 2019 was $21.1 million and $41.6 million, respectively.

The Company used its own capital to purchase $23.7 million loans and sold $112.5 million in loans during the second quarter of 2020 which were all sold to whole loan investors. During the second quarter of 2020, no loans were securitized or sold to series trusts in connection with the Company’s Certificate Program. The fair value of loans invested in by the Company was $652.7 million at June 30, 2020, which was held for sale primarily for future anticipated Structured Program transactions and sales to loan investors. In the first quarter of 2020 and fourth quarter of 2019, the Company sponsored Structured Program transactions that were consolidated, resulting in the recognition of $189.6 million in loans held by the Company at fair value and a related payable to Structured Program note and certificate holders at fair value of $193.0 million as of June 30, 2020. See “Note 7. Securitizations and Variable Interest Entities” and “Note 13. Debt” for further discussion on the Company’s consolidated trusts and “Note 8. Fair Value of Assets and Liabilities” for a fair value rollforward of loans invested in by the Company for the second quarters and first halves of 2020 and 2019.

At June 30, 2020 and December 31, 2019, loans with a fair value of $357.7 million and $551.5 million included in “Loans held for sale by the Company at fair value” was pledged as collateral for the Company’s warehouse credit facilities, respectively. See “Note 13. Debt” for additional information related to these debt obligations.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans that were 90 days or more past due (including non-accrual loans) were as follows:

	June 30, 2020	December 31, 2019
Loans held for investment:
Outstanding principal balance	$5,870	$10,755
Net fair value adjustments	(4,928)	(9,663)
Fair value	$942	$1,092
Number of loans (not in thousands)	1,166	1,428

Loans invested in by the Company:
Outstanding principal balance	$2,231	$2,315
Net fair value adjustments	(1,868)	(2,016)
Fair value	$363	$299
Number of loans (not in thousands)	230	338

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

7. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following tables provide the classifications of assets and liabilities on the Company’s Condensed Consolidated Balance Sheets for its transactions with consolidated and unconsolidated VIEs at June 30, 2020 and December 31, 2019. Additionally, the assets and liabilities in the table below exclude intercompany balances that eliminate in consolidation:

June 30, 2020	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$38,465	$—	$38,465
Securities available for sale at fair value	—	190,206	190,206
Loans held for investment at fair value	101,742	—	101,742
Loans held for investment by the Company at fair value	64,634	—	64,634
Loans held for sale by the Company at fair value	482,726	—	482,726
Accrued interest receivable	4,918	99	5,017
Other assets	795	43,319	44,114
Total assets	$693,280	$233,624	$926,904
Liabilities
Accrued interest payable	$2,032	$—	$2,032
Accrued expenses and other liabilities	103	—	103
Notes, certificates and secured borrowings at fair value	101,742	—	101,742
Payable to Structured Program note and certificate holders at fair value	193,034	—	193,034
Credit facilities and securities sold under repurchase agreements	294,510	—	294,510
Total liabilities	591,421	—	591,421
Total net assets	$101,859	$233,624	$335,483

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

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs at June 30, 2020 and December 31, 2019:

June 30, 2020	Assets	Liabilities	Net Assets
LC Trust	$105,189	$(102,825)	$2,364
Consolidated trusts	204,345	(193,387)	10,958
Warehouse credit facilities	383,746	(295,209)	88,537
Total consolidated VIEs	$693,280	$(591,421)	$101,859

December 31, 2019	Assets	Liabilities	Net Assets
LC Trust	$201,696	$(199,520)	$2,176
Consolidated trusts	43,300	(40,687)	2,613
Warehouse credit facilities	580,388	(388,925)	191,463
Total consolidated VIEs	$825,384	$(629,132)	$196,252

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

Investment Fund

The Company has an equity investment in a private fund (Investment Fund) that participates in a family of funds with other unrelated third parties. This family of funds purchases assets from third parties unrelated to the Company and historically purchased whole loans and interests in loans from the Company. As of June 30, 2020, the Company had an ownership interest of approximately 23% in the Investment Fund. The Company’s investment is deemed to be a variable interest in the Investment Fund because the Company shares in the expected returns and losses of the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Investment Fund. At June 30, 2020, the Company’s investment was $7.8 million, which is recognized in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

The following tables summarize unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary at June 30, 2020 and December 31, 2019:

June 30, 2020		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Net Assets
Unconsolidated Trusts	$1,738,085	$74,863	$54	$14,116	$89,033
Certificate Program	2,469,325	115,343	45	21,428	136,816
Investment Fund	33,984	—	—	7,775	7,775
Total unconsolidated VIEs	$4,241,394	$190,206	$99	$43,319	$233,624

June 30, 2020	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Total Exposure
Unconsolidated Trusts	$74,863	$54	$14,116	$89,033
Certificate Program	115,343	45	21,428	136,816
Investment Fund	—	—	7,775	7,775
Total unconsolidated VIEs	$190,206	$99	$43,319	$233,624

December 31, 2019		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Net Assets
Unconsolidated Trusts	$1,909,219	$93,881	$362	$18,768	$113,011
Certificate Program	2,585,957	126,254	515	25,588	152,357
Investment Fund	34,170	—	—	7,742	7,742
Total unconsolidated VIEs	$4,529,346	$220,135	$877	$52,098	$273,110

December 31, 2019	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Total Exposure
Unconsolidated Trusts	$93,881	$362	$18,768	$113,011
Certificate Program	126,254	515	25,588	152,357
Investment Fund	—	—	7,742	7,742
Total unconsolidated VIEs	$220,135	$877	$52,098	$273,110

“Total VIE Assets” represents the remaining principal balance of loans held by unconsolidated VIEs with respect to Unconsolidated Trusts, Certificate Program transactions, and the net assets held by the Investment Fund using the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

most current information available. “Securities Available for Sale,” “Accrued Interest Receivable,” and “Other Assets” are the balances in the Company’s Condensed Consolidated Balance Sheets related to its involvement with the unconsolidated VIEs. “Other Assets” includes the Company’s servicing assets and servicing receivables and the Company’s equity investment with respect to the Investment Fund. “Total Exposure” refers to the Company’s maximum exposure to loss from its involvement with unconsolidated VIEs. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is extremely remote, such as where the value of interests and any associated collateral declines to zero. Accordingly, this required disclosure is not an indication of expected losses.

The following tables summarize activity related to the Unconsolidated Trusts and Certificate Program trusts, with the transfers accounted for as a sale on the Company’s condensed consolidated financial statements for the second quarters and first halves of 2020 and 2019:

Three Months Ended June 30,	2020		2019
	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts
Principal derecognized from loans securitized or sold	$—	$—	$558,456	$483,312
Net gains (losses) recognized from loans securitized or sold	$—	$—	$822	$5,643
Fair value of asset-backed senior and subordinated securities, and CLUB Certificate asset-backed securities retained upon settlement (1)	$—	$—	$27,360	$23,781
Cash proceeds from loans securitized or sold	$—	$—	$279,038	$456,327
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$4,821	$7,230	$4,209	$3,651
Cash proceeds for interest received on senior securities and subordinated securities	$1,769	$2,620	$1,195	$1,800

(1)
For Structured Program transactions, the Company retained asset-backed senior securities of $24.7 million, CLUB Certificate asset-backed securities of $23.8 million, and asset-backed subordinated securities of $2.7 million for the second quarter of 2019.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Six Months Ended June 30,	2020		2019
	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts
Principal derecognized from loans securitized or sold	$255,203	$637,637	$851,875	$1,024,440
Net gains (losses) recognized from loans securitized or sold	$(20)	$5,596	$3,754	$11,467
Fair value of asset-backed senior and subordinated securities, and CLUB Certificate asset-backed securities retained upon settlement (1)	$12,707	$31,423	$41,915	$50,568
Cash proceeds from loans securitized or sold	$237,764	$598,515	$545,273	$970,212
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$9,942	$14,222	$7,779	$6,594
Cash proceeds for interest received on senior securities and subordinated securities	$2,809	$4,893	$2,634	$3,235

(1)
For Structured Program transactions, the Company retained asset-backed senior securities of $23.0 million and $38.1 million, CLUB Certificate asset-backed securities of $18.3 million and $50.6 million, and asset-backed subordinated securities of $2.9 million and $3.8 million for the first halves of 2020 and 2019, respectively.

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

As of June 30, 2020, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to Structured Program transactions was $4.2 billion, of which $80.0 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2019, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to Structured Program transactions was $4.4 billion, of which $145.6 million was attributable to off-balance sheet loans that were 31 days or more past due.

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

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value at June 30, 2020 and December 31, 2019:

June 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$785,228	$785,228
Loans held for investment by the Company	—	—	65,557	65,557
Loans held for sale by the Company	—	—	587,093	587,093
Securities available for sale:
Asset-backed senior securities and subordinated securities	—	94,616	18,956	113,572
CLUB Certificate asset-backed securities	—	—	76,634	76,634
Corporate debt securities	—	8,532	—	8,532
Commercial paper	—	8,293	—	8,293
Other asset-backed securities	—	8,199		8,199
Certificates of deposit	—	6,700	—	6,700
Total securities available for sale	—	126,340	95,590	221,930
Servicing assets	—	—	65,515	65,515
Total assets	$—	$126,340	$1,598,983	$1,725,323

Liabilities:
Notes, certificates and secured borrowings	$—	$—	$785,928	$785,928
Payable to Structured Program note and certificate holders	—	—	193,034	193,034
Deferred revenue	—	—	4,538	4,538
Loan trailing fee liability	—	—	9,213	9,213
Total liabilities	$—	$—	$992,713	$992,713

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

As presented in the tables above, the Company has elected the fair value option for certain liabilities. Changes in the fair value of these financial liabilities caused by a change in the Company’s risk are reported in other comprehensive income (OCI). For the second quarter and first half of 2020, the amount reported in OCI is zero because these financial liabilities are either payable only upon receipt of cash flows from underlying loans or secured by cash collateral.

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans held for investment and related notes, certificates, and secured borrowings, loans held for sale, loan servicing rights, asset-backed securities related to Structured Program transactions, and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect our best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the first half of 2020 or the year ended December 31, 2019.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair valuation adjustments are recorded through earnings related to Level 3 instruments for the second quarters and first halves of 2020 and 2019. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques, a change in one input in a certain direction may be offset by an opposite change from another input.

Loans Held for Investment, Notes, Certificates and Secured Borrowings

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held for investment, notes, certificates and secured borrowings at June 30, 2020 and December 31, 2019:

	Loans Held for Investment, Notes, Certificates and Secured Borrowings
	June 30, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.6%	16.0%	9.6%	6.0%	12.0%	7.9%
Net cumulative expected loss rates (1)	5.1%	29.0%	13.3%	3.6%	34.9%	11.9%
Cumulative expected prepayment rates (1)	26.3%	38.2%	30.0%	28.7%	38.6%	31.7%

(1)	Expressed as a percentage of the original principal balance of the loan, note, certificate or secured borrowing.

Significant Recurring Level 3 Fair Value Input Sensitivity

At June 30, 2020 and December 31, 2019, the discounted cash flow methodology used to estimate the note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. As demonstrated by the following tables, the fair value adjustments for loans held for investment and loans held for sale were largely offset by the corresponding fair value adjustments due to the payment dependent design of the notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans held for investment, loans held for sale, and notes, certificates and secured borrowings measured at fair value on a recurring basis for the second quarters and first halves of 2020 and 2019:

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2020	$990,662	$(105,249)	$885,413	$—	$—	$—	$990,662	$(103,822)	$886,840
Purchases	55,274	—	55,274	57,760	(1,044)	56,716	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(101)	—	(101)	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	55,274	—	55,274
Sales	—	—	—	(57,760)	1,224	(56,536)	—	—	—
Principal payments and retirements	(171,541)	—	(171,541)	—	—	—	(171,642)	—	(171,642)
Charge-offs, net of recoveries	(22,818)	14,202	(8,616)	—	—	—	(22,818)	13,556	(9,262)
Change in fair value recorded in earnings	—	24,799	24,799	—	(180)	(180)	—	24,718	24,718
Balance at June 30, 2020	$851,476	$(66,248)	$785,228	$—	$—	$—	$851,476	$(65,548)	$785,928

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2019	$1,805,078	$(106,880)	$1,698,198	$—	$—	$—	$1,805,078	$(101,852)	$1,703,226
Purchases	166,754	—	166,754	552,115	(468)	551,647	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(229)	—	(229)	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	166,754	—	166,754
Sales	—	—	—	(552,115)	385	(551,730)	—	—	—
Principal payments and retirements	(317,919)	—	(317,919)	—	—	—	(318,148)	—	(318,148)
Charge-offs, net of recoveries	(48,427)	34,800	(13,627)	—	—	—	(48,427)	34,789	(13,638)
Change in fair value recorded in earnings	—	(20,193)	(20,193)	—	83	83	—	(20,243)	(20,243)
Balance at June 30, 2019	$1,605,257	$(92,273)	$1,512,984	$—	$—	$—	$1,605,257	$(87,306)	$1,517,951

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$1,148,888	$(69,573)	$1,079,315	$—	$—	$—	$1,148,888	$(67,422)	$1,081,466
Purchases	159,894	—	159,894	522,588	(2,923)	519,665	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(17,579)	—	(17,579)	17,413	—	17,413	—	—	—
Issuances	—	—	—	—	—	—	159,894	—	159,894
Sales	—	—	—	(540,001)	3,463	(536,538)	—	—	—
Principal payments and retirements	(387,289)	—	(387,289)	—	—	—	(404,868)	—	(404,868)
Charge-offs, net of recoveries	(52,438)	31,513	(20,925)	—	—	—	(52,438)	29,987	(22,451)
Change in fair value recorded in earnings	—	(28,188)	(28,188)	—	(540)	(540)	—	(28,113)	(28,113)
Balance at June 30, 2020	$851,476	$(66,248)	$785,228	$—	$—	$—	$851,476	$(65,548)	$785,928

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2018	$2,013,438	$(130,187)	$1,883,251	$—	$—	$—	$2,033,258	$(127,383)	$1,905,875
Purchases	359,846	(21)	359,825	1,115,151	(468)	1,114,683	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(452)	—	(452)	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	359,846	—	359,846
Sales	—	—	—	(1,115,151)	(780)	(1,115,931)	—	—	—
Principal payments and retirements	(658,363)	—	(658,363)	—	—	—	(678,635)	14	(678,621)
Charge-offs, net of recoveries	(109,212)	81,676	(27,536)	—	—	—	(109,212)	81,665	(27,547)
Change in fair value recorded in earnings	—	(43,741)	(43,741)	—	1,248	1,248	—	(41,602)	(41,602)
Balance at June 30, 2019	$1,605,257	$(92,273)	$1,512,984	$—	$—	$—	$1,605,257	$(87,306)	$1,517,951

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Invested in by the Company

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans invested in by the Company at June 30, 2020 and December 31, 2019:

	Loans Invested in by the Company
	June 30, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	4.8%	16.1%	9.6%	6.0%	11.5%	7.8%
Net cumulative expected loss rates (1)	6.2%	31.9%	14.1%	3.6%	36.6%	10.9%
Cumulative expected prepayment rates (1)	26.2%	37.8%	30.7%	27.3%	41.0%	31.6%

(1)	Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of loans invested in by the Company to adverse changes in key assumptions as of June 30, 2020 and December 31, 2019, are as follows:

	June 30, 2020	December 31, 2019
Fair value of loans invested in by the Company	$652,650	$766,048
Expected weighted-average life (in years)	1.3	1.5
Discount rates
100 basis point increase	$(7,865)	$(9,806)
200 basis point increase	$(15,578)	$(19,410)
Expected credit loss rates on underlying loans
10% adverse change	$(10,718)	$(9,558)
20% adverse change	$(21,544)	$(19,136)
Expected prepayment rates
10% adverse change	$(2,093)	$(2,429)
20% adverse change	$(4,083)	$(4,740)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans invested in by the Company measured at fair value on a recurring basis for the second quarters and first halves of 2020 and 2019:

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2020	$83,650	$(12,647)	$71,003	$835,557	$(93,853)	$741,704	$919,207	$(106,500)	$812,707
Purchases	386	(312)	74	23,363	—	23,363	23,749	(312)	23,437
Transfers (to) from loans held for investment and/or loans held for sale	137	—	137	(36)	—	(36)	101	—	101
Sales	—	—	—	(112,527)	10,947	(101,580)	(112,527)	10,947	(101,580)
Principal payments and retirements	(7,949)	—	(7,949)	(71,588)	—	(71,588)	(79,537)	—	(79,537)
Charge-offs, net of recoveries	(1,065)	377	(688)	(6,507)	6,018	(489)	(7,572)	6,395	(1,177)
Change in fair value recorded in earnings	—	2,980	2,980	—	(4,281)	(4,281)	—	(1,301)	(1,301)
Balance at June 30, 2020	$75,159	$(9,602)	$65,557	$668,262	$(81,169)	$587,093	$743,421	$(90,771)	$652,650

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2019	$11,233	$(2,476)	$8,757	$584,872	$(32,706)	$552,166	$596,105	$(35,182)	$560,923
Purchases	789	(615)	174	1,189,003	—	1,189,003	1,189,792	(615)	1,189,177
Transfers (to) from loans held for investment and/or loans held for sale	(3,583)	—	(3,583)	3,812	—	3,812	229	—	229
Sales	—	—	—	(1,249,866)	40,544	(1,209,322)	(1,249,866)	40,544	(1,209,322)
Principal payments and retirements	(920)	—	(920)	(64,060)	—	(64,060)	(64,980)	—	(64,980)
Charge-offs, net of recoveries	(969)	410	(559)	(5,974)	5,783	(191)	(6,943)	6,193	(750)
Change in fair value recorded in earnings	—	1,158	1,158	—	(36,325)	(36,325)	—	(35,167)	(35,167)
Balance at June 30, 2019	$6,550	$(1,523)	$5,027	$457,787	$(22,704)	$435,083	$464,337	$(24,227)	$440,110

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$47,042	$(3,349)	$43,693	$747,394	$(25,039)	$722,355	$794,436	$(28,388)	$766,048
Purchases	1,113	(1,005)	108	1,402,457	—	1,402,457	1,403,570	(1,005)	1,402,565
Transfers (to) from loans held for investment and/or loans held for sale	43,325	—	43,325	(43,159)	—	(43,159)	166	—	166
Sales	—	—	—	(1,283,934)	30,856	(1,253,078)	(1,283,934)	30,856	(1,253,078)
Principal payments and retirements	(13,633)	—	(13,633)	(141,691)	—	(141,691)	(155,324)	—	(155,324)
Charge-offs, net of recoveries	(2,688)	511	(2,177)	(12,805)	11,797	(1,008)	(15,493)	12,308	(3,185)
Change in fair value recorded in earnings	—	(5,759)	(5,759)	—	(98,783)	(98,783)	—	(104,542)	(104,542)
Balance at June 30, 2020	$75,159	$(9,602)	$65,557	$668,262	$(81,169)	$587,093	$743,421	$(90,771)	$652,650

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2018	$3,518	$(935)	$2,583	$869,715	$(29,694)	$840,021	$873,233	$(30,629)	$842,604
Purchases	1,170	(994)	176	2,032,551	—	2,032,551	2,033,721	(994)	2,032,727
Transfers (to) from loans held for investment and/or loans held for sale	4,950	(1,471)	3,479	(4,498)	1,471	(3,027)	452	—	452
Sales	—	—	—	(2,295,746)	62,294	(2,233,452)	(2,295,746)	62,294	(2,233,452)
Principal payments and retirements	(1,455)	—	(1,455)	(131,878)	—	(131,878)	(133,333)	—	(133,333)
Charge-offs, net of recoveries	(1,633)	847	(786)	(12,357)	11,963	(394)	(13,990)	12,810	(1,180)
Change in fair value recorded in earnings	—	1,030	1,030	—	(68,738)	(68,738)	—	(67,708)	(67,708)
Balance at June 30, 2019	$6,550	$(1,523)	$5,027	$457,787	$(22,704)	$435,083	$464,337	$(24,227)	$440,110

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for asset-backed securities related to Structured Program transactions at June 30, 2020 and December 31, 2019:

	Asset-Backed Securities Related to Structured Program Transactions
	June 30, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	1.1%	20.0%	11.3%	3.4%	20.7%	8.8%
Net cumulative expected loss rates (1)	5.7%	35.8%	20.9%	4.5%	37.9%	19.2%
Cumulative expected prepayment rates (1)	9.4%	30.4%	23.9%	17.3%	35.1%	29.4%

(1)	Expressed as a percentage of the outstanding collateral balance.

Significant Recurring Fair Value Input Sensitivity

The following tables present adverse changes to the fair value sensitivity of Level 2 and Level 3 asset-backed securities related to Structured Program transactions to changes in key assumptions at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Asset-Backed Securities Related to Structured Program Transactions
	Senior Securities	Subordinated Securities	CLUB Certificates
Fair value of interests held	$94,616	$18,956	$76,634
Expected weighted-average life (in years)	1.3	1.8	1.3
Discount rates
100 basis point increase	$(871)	$(262)	$(685)
200 basis point increase	$(1,716)	$(472)	$(1,354)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(2,519)	$(2,429)
20% adverse change	$—	$(4,996)	$(4,858)
Expected prepayment rates
10% adverse change	$—	$(907)	$(774)
20% adverse change	$—	$(1,749)	$(1,549)

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

Fair Value Reconciliation

The following table presents additional information about Level 3 asset-backed securities related to Structured Program transactions measured at fair value on a recurring basis for the second quarters and first halves of 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value at beginning of period	$103,511	$79,425	$110,796	$60,279
Additions	2,427	26,434	26,012	54,347
Redemptions	(376)	—	(376)	—
Cash received	(17,808)	(10,968)	(34,074)	(18,406)
Change in unrealized gain (loss)	2,131	1,074	(3,125)	908
Accrued interest	2,194	—	3,826	—
Provision for credit loss expense	3,511	—	(7,469)	—
Other-than-temporary impairment	—	(144)	—	(1,307)
Fair value at end of period	$95,590	$95,821	$95,590	$95,821

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets at June 30, 2020 and December 31, 2019:

	Servicing Assets
	June 30, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	4.8%	16.4%	10.0%	2.9%	14.8%	8.6%
Net cumulative expected loss rates (1)	5.5%	31.8%	14.7%	3.7%	36.1%	12.4%
Cumulative expected prepayment rates (1)	25.7%	37.4%	30.3%	27.5%	41.8%	32.5%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.66%	0.66%	0.66%	0.66%	0.66%	0.66%

(1)	Expressed as a percentage of the original principal balance of the loan.

(2)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

Significant Recurring Level 3 Fair Value Input Sensitivity

The Company’s selection of the most representative market servicing rates for servicing assets is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets, calculated using different market servicing rate assumptions as of June 30, 2020 and December 31, 2019:

	Servicing Assets
	June 30, 2020	December 31, 2019
Weighted-average market servicing rate assumptions	0.66%	0.66%
Change in fair value from:
Servicing rate increase by 0.10%	$(9,174)	$(13,978)
Servicing rate decrease by 0.10%	$9,175	$13,979

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the fair value sensitivity of servicing assets to adverse changes in key assumptions as of June 30, 2020 and December 31, 2019:

	Servicing Assets
	June 30, 2020	December 31, 2019
Fair value of Servicing Assets	$65,515	$89,680
Discount rates
100 basis point increase	$(529)	$(680)
200 basis point increase	$(1,059)	$(1,360)
Expected loss rates
10% adverse change	$(353)	$(582)
20% adverse change	$(706)	$(1,165)
Expected prepayment rates
10% adverse change	$(1,652)	$(2,962)
20% adverse change	$(3,303)	$(5,924)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis for the second quarters and first halves of 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value at beginning of period	$92,825	$71,848	$89,680	$64,006
Issuances (1)	1,755	18,700	19,336	34,546
Change in fair value, included in investor fees	(25,062)	(12,066)	(34,670)	(23,105)
Other net changes included in deferred revenue	(4,003)	232	(8,831)	3,267
Fair value at end of period	$65,515	$78,714	$65,515	$78,714

(1)	Represents the gains or losses on sales of the related loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loan Trailing Fee Liability

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan trailing fee liability at June 30, 2020 and December 31, 2019:

	Loan Trailing Fee Liability
	June 30, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	4.8%	16.4%	10.7%	2.9%	14.8%	9.3%
Net cumulative expected loss rates (1)	5.6%	31.8%	16.9%	3.7%	36.0%	14.4%
Cumulative expected prepayment rates (1)	25.8%	37.5%	30.6%	28.5%	41.7%	33.0%

(1)	Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of the loan trailing fee liability to adverse changes in key assumptions would not result in a material impact on the Company’s financial position.

Fair Value Reconciliation

The following table presents additional information about Level 3 loan trailing fee liability measured at fair value on a recurring basis for the second quarters and first halves of 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value at beginning of period	$10,372	$10,061	$11,099	$10,010
Issuances	181	1,910	1,966	3,400
Cash payment of Loan Trailing Fee	(1,829)	(1,936)	(3,897)	(3,905)
Change in fair value, included in Origination and Servicing	489	189	45	719
Fair value at end of period	$9,213	$10,224	$9,213	$10,224

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value at June 30, 2020 and December 31, 2019:

June 30, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$338,394	$—	$338,394	$—	$338,394
Restricted cash (1)	134,345	—	134,345	—	134,345
Servicer reserve receivable	41	—	41	—	41
Deposits	892	—	892	—	892
Total assets	$473,672	$—	$473,672	$—	$473,672
Liabilities:
Accrued expenses and other liabilities	$18,414	$—	$—	$18,414	$18,414
Accounts payable	2,951	—	2,951	—	2,951
Payables to investors	49,405	—	49,405	—	49,405
Credit facilities and securities sold under repurchase agreements	480,079	—	66,378	413,701	480,079
Total liabilities	$550,849	$—	$118,734	$432,115	$550,849

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

December 31, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$243,779	$—	$243,779	$—	$243,779
Restricted cash (1)	243,343	—	243,343	—	243,343
Servicer reserve receivable	73	—	73	—	73
Deposits	953	—	953	—	953
Total assets	$488,148	$—	$488,148	$—	$488,148
Liabilities:
Accrued expenses and other liabilities	$24,899	$—	$—	$24,899	$24,899
Accounts payable	10,855	—	10,855	—	10,855
Payables to investors	97,530	—	97,530	—	97,530
Credit facilities and securities sold under repurchase agreements	587,453	—	77,143	510,310	587,453
Total liabilities	$720,737	$—	$185,528	$535,209	$720,737

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	June 30, 2020	December 31, 2019
Internally developed software (1)	$111,245	$117,510
Leasehold improvements	36,158	39,315
Computer equipment	26,474	26,669
Purchased software	17,825	11,846
Furniture and fixtures	8,894	9,406
Construction in progress	2,949	4,937
Total property, equipment and software	203,545	209,683
Accumulated depreciation and amortization	(96,848)	(95,313)
Total property, equipment and software, net	$106,697	$114,370

(1)	Includes $13.2 million and $21.3 million of development in progress as of June 30, 2020 and December 31, 2019, respectively.

Depreciation and amortization expense on property, equipment and software was $11.6 million and $23.4 million for the second quarter and first half of 2020, respectively. Depreciation and amortization expense on property, equipment and software was $12.8 million and $26.1 million for the second quarter and first half of 2019, respectively. The Company recorded impairment expense on its leasehold improvements and furniture and fixtures of $1.5 million and $1.5 million for the second quarter and first half of 2020, respectively. There was no impairment expense for the Company’s leasehold improvements and furniture and fixtures in the second quarter and first half of 2019. The Company recorded impairment expense on its internally developed software of $4.3 million and $4.5 million for the second quarter and first half of 2020, respectively. The Company recorded impairment expense on its internally developed software of $0.7 million and $2.3 million for the second quarter and first half of 2019, respectively. The Company records impairment expense on its leasehold improvements and furniture and fixtures and its internally developed software in “Other general and administrative” and “Engineering and product development” expense, respectively, in the Condensed Consolidated Statements of Operations.

10. Other Assets

Other assets consist of the following:

	June 30, 2020	December 31, 2019
Loan servicing assets, at fair value (1)	$65,515	$89,680
Accounts receivable	14,465	19,017
Prepaid expenses	13,315	14,862
Other investments	8,275	8,242
Deferred financing costs	770	1,484
Other	7,362	10,383
Total other assets	$109,702	$143,668

(1)	As of June 30, 2020 and December 31, 2019, loans underlying loan servicing rights had a total outstanding principal balance of $12.4 billion and $14.1 billion, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

11. Intangible Assets

Intangible assets, net of accumulated amortization, was $12.9 million and $14.5 million at June 30, 2020 and December 31, 2019, respectively. Amortization expense associated with intangible assets for the second quarter and first half of 2020 was $0.8 million and $1.6 million, respectively. Amortization expense associated with intangible assets for the second quarter and first half of 2019 was $0.9 million and $1.8 million, respectively. There was no impairment loss for the second quarters and first halves of 2020 and 2019.

12. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2020	December 31, 2019
Transaction fee refund reserve	$18,798	$25,541
Contingent liabilities (1)	16,375	16,000
Accrued expenses	15,709	36,797
Accrued compensation	10,334	30,484
Loan trailing fee liability, at fair value	9,213	11,099
Deferred revenue	4,801	13,688
Other	11,139	9,027
Total accrued expenses and other liabilities	$86,369	$142,636

(1)	See “Note 18. Commitments and Contingencies” for further information.

13. Debt

Credit Facilities and Securities Sold Under Repurchase Agreements

The Company may enter into arrangements in the ordinary course of business pursuant to which the Company can incur indebtedness. Below is a description of certain of these arrangements:

Warehouse Credit Facilities

Through wholly-owned subsidiaries, the Company entered into secured warehouse credit facilities (Warehouse Facilities), to finance the Company’s personal loans and auto refinance loans and to pay fees and expenses related to the applicable facilities. Each subsidiary entered into a credit agreement and security agreement with a commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. The creditors of the Warehouse Facilities have no recourse to the general credit of the Company.

As of June 30, 2020, the warehouse facilities used to finance our personal loans (Personal Loan Warehouse Credit Facilities) have a combined borrowing capacity of $500.0 million on a revolving basis and have “Commitment Termination Dates” ranging from October 2020 to February 2022, at which point the Company’s ability to borrow new funds under the respective facility ends. One Personal Loan Warehouse Credit Facility with a borrowing capacity of $250.0 million that had a Commitment Termination Date in June 2020 expired, was fully repaid and was not renewed. Under the respective agreements, if not amended, extended, or replaced, any outstanding debt on the Commitment Termination Dates would be repaid as an amortizing term loan (based on principal repayments of the financed personal loans) until the facility’s final maturity date, and outstanding debt is not due in full upon the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

“Commitment Termination Dates.” In addition, under the respective agreements, if there is any breach of delinquency measures and other maintenance provisions, any outstanding debt would be repaid as an amortizing term loan (based on principal repayments of the financed personal loans) until the facility’s final maturity date. The final maturity date occurs at the earlier of twelve months after the Commitment Termination Date and three years after these Personal Loan Warehouse Credit Facilities were executed, and any remaining debt is due in full at such time. Under the respective agreements, the Personal Loan Warehouse Credit Facilities mature between March 2022 and February 2023. There is an outstanding balance of $285.5 million at June 30, 2020, with associated Commitment Termination Dates of October 2020 for $100.5 million and February 2022 for $185.0 million. On August 3, 2020, we amended certain terms of the Personal Loan Warehouse Credit Facility with a Commitment Termination Date of February 2022 and an outstanding balance of $185.0 million as of June 30, 2020. Effective August 3, 2020, the new Commitment Termination Date is December 31, 2020, the facility will step down on a schedule, from $250.0 million at June 30, 2020 to $100.0 million at August 31, 2020 and $50.0 million on November 16, 2020, and the maximum advance rate against the borrowing base will step down by 5% on each of those dates and to 50% at March 31, 2021. If the outstanding advance rate is greater than the target advance rate or the outstanding loan amount exceeds the outstanding commitment on September 1, 2020 or November 17, 2020, the advance rate will step down by an additional 5% and the interest rate will be increased by 0.75%. At December 31, 2020, the facility will enter amortization. The aging loan limit was extended to March 31, 2021, when loans that have been financed in the facility for more than 210 days will count at 50% toward the borrowing base. The interest rate increase with respect to the Commitment Termination Date has been deferred until March 31, 2021.

The warehouse facility to finance auto refinance loans (Auto Loan Warehouse Credit Facility) is a $34.2 million term loan that matures in June 2021, which has a remaining outstanding balance of $9.0 million as of June 30, 2020. The amount borrowed under this Auto Loan Warehouse Credit Facility amortizes over time through regular principal and interest payments collected from the auto refinance loans that serve as collateral.

The creditors of the Personal Loan and Auto Loan Warehouse Credit Facilities have no recourse to the general credit of the Company. Borrowings under these facilities bear interest at an annual benchmark rate of LIBOR (London Inter-bank Offered Rate) or at an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans, or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement), plus a spread ranging from 1.75% to 2.10%. Interest is payable monthly. Borrowings may be prepaid without penalty. In addition, the Personal Loan Warehouse Credit Facilities require payment of a monthly unused commitment fee ranging from 0.375% to 0.875% per annum on the average undrawn portion available.

The Personal Loan and Auto Loan Warehouse Credit Facilities contain certain covenants. As of June 30, 2020, the Company was in material compliance with all applicable covenants under the respective credit agreements.

As of June 30, 2020 and December 31, 2019, the Company had $294.5 million and $387.3 million in aggregate debt outstanding under the Personal Loan and Auto Loan Warehouse Credit Facilities, respectively, with collateral consisting of loans at fair value of $357.7 million and $551.5 million included in “Loans held for sale by the Company at fair value,” respectively, and restricted cash of $22.5 million and $25.1 million included in the Condensed Consolidated Balance Sheets, respectively.

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

The Revolving Facility contains certain covenants. As of June 30, 2020, the Company was in material compliance with all applicable covenants in the credit and guaranty agreement.

The Company had $70.0 million and $60.0 million in debt outstanding under the Revolving Facility as of June 30, 2020 and December 31, 2019, respectively.

Repurchase Agreements

In 2018 and 2019, the Company entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash, primarily to finance securities retained from the Company’s Structured Program transactions. The Company is subject to margin calls based on the fair value of the securities to be repurchased. As of June 30, 2020 and December 31, 2019, the Company had $115.6 million and $140.2 million in aggregate debt outstanding under its repurchase agreements, respectively, of which, at June 30, 2020, $49.7 million had contractual repurchase dates ranging from August 2020 to March 2028 and $65.9 million is subject to a repurchase date in August 2020 that has a daily rolling evergreen 45-day maturity structure. The contractual repurchase dates correspond to either a set repurchase schedule or to the maturity dates of the underlying securities, which have a remaining weighted-average estimated life from 1.3 to 1.8 years. The repurchase agreements bear interest at a rate that is based on a benchmark of the three-month LIBOR rate or the weighted-average interest rate of the securities sold plus a spread of 0.65% to 2.50%. Securities sold are included in “Credit facilities and securities sold under repurchase agreements” on the Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, the Company had $155.5 million and $174.8 million, respectively, of underlying assets sold under repurchase agreements.

Payable to Structured Program Note and Certificate Holders

To date, the Company sponsored Structured Program transactions through master trusts consisting of $244.4 million in unsecured personal whole loans in aggregate. The trusts sold certificate participations and securities to third-party investors in an amount equal to approximately 95% of the loans for $228.7 million in net proceeds. The remaining certificate participations, securities, and residual interests were retained by the Company. The Company is the primary beneficiary of the trusts, which are consolidated. As of June 30, 2020 and December 31, 2019, the certificate participations and securities held by third-party investors of $193.0 million and $40.6 million are included in “Payable to Structured Program note and certificate holders at fair value” in the Condensed Consolidated Balance Sheets and were secured by loans held for investment and loans held for sale by the Company at fair value of $189.6 million and $40.3 million and restricted cash of $13.7 million and $2.9 million included in the Condensed Consolidated Balance Sheets, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

14. Stockholders’ Equity

Preferred Stock

The Company authorized 10,000,000 shares of preferred stock with a par value of $0.01 per share. In February 2020, the Company filed Certificates of Designations with the Secretary of State of Delaware to designate, of the total authorized shares of preferred stock, 1,200,000 shares of Series A Preferred Stock and 600,000 shares of Series B Preferred Stock. As of June 30, 2020, there were 195,627 shares of Series A Preferred Stock outstanding and no shares of Series B Preferred Stock outstanding.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

On the date of the Exchange Agreement, the effective conversion price for the Series A Preferred Stock was less than the fair value of the common stock, resulting in a beneficial conversion feature that the Company recognized as a deemed dividend to the preferred stockholders and, accordingly, an adjustment to net loss to arrive at net loss attributable to common stockholders. As a result, the Company recorded the deemed dividend of $50.2 million within accumulated deficit for the quarter ended March 31, 2020. There were no other deemed dividends recorded during the first half of 2020.

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

Stock-based Compensation

Stock-based compensation expense was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
RSUs and PBRSUs	$13,975	$19,859	$31,681	$37,044
Stock options	229	560	652	1,275
ESPP	—	132	—	484
Total stock-based compensation expense	$14,204	$20,551	$32,333	$38,803

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the Company’s stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales and marketing	$731	$1,540	$2,394	$3,111
Origination and servicing	722	846	1,358	1,770
Engineering and product development	2,668	5,475	7,283	10,706
Other general and administrative	10,083	12,690	21,298	23,216
Total stock-based compensation expense	$14,204	$20,551	$32,333	$38,803

The Company capitalized $1.3 million and $2.9 million of stock-based compensation expense associated with developing software for internal use during the second quarter and first half of 2020, respectively. The Company capitalized $1.7 million and $3.6 million of stock-based compensation expense associated with developing software for internal use during the second quarter and first half of 2019, respectively.

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs during the first half of 2020:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	9,597,404	$16.78
Granted	10,047,445	$9.56
Vested	(2,048,657)	$16.95
Forfeited/expired	(3,917,787)	$13.86
Unvested at June 30, 2020	13,678,405	$12.29

During the first half of 2020, the Company granted 10,047,445 RSUs with an aggregate fair value of $96.1 million.

As of June 30, 2020, there was $159.2 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 3.1 years.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes the activities for the Company’s PBRSUs during the first half of 2020:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	471,589	$16.94
Vested	(102,905)	$18.06
Forfeited/expired (1)	(203,400)	$16.70
Unvested at June 30, 2020	165,284	$16.24

(1)	Primarily relates to the portion of PBRSUs granted in 2018 and 2019 that were unearned as a result of not achieving certain pre-established performance metrics during the performance period.

For the second quarter and first half of 2020, the Company recognized $0.3 million and $1.1 million in stock-based compensation expense related to PBRSUs, respectively. For the second quarter and first half of 2019, the Company recognized $1.6 million and $2.5 million in stock-based compensation expense related to PBRSUs, respectively.

As of June 30, 2020, there was $1.0 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 1.2 years.

Employee Stock Purchase Plan

In connection with the Company’s cost structure simplification efforts, future purchases through the Company’s employee stock purchase plan (ESPP) were suspended effective upon the completion of the most recent offering period on May 10, 2019.

16. Income Taxes

For the first half of 2020, the Company recorded income tax expense of $319 thousand, which is primarily attributable to the tax effects of unrealized losses recorded to other comprehensive income associated with the Company’s available for sale portfolio. For the second quarter and first half of 2019, the Company recorded an income tax benefit of $438 thousand, which is primarily attributable to the tax effects of unrealized gains recorded to other comprehensive income associated with the Company’s available for sale portfolio. The Company did not record any income tax expense (benefit) during the second quarter of 2020.

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

17. Leases

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space for its origination and servicing operations in the Salt Lake City area, Utah, and Westborough, Massachusetts. As of June 30, 2020, the lease agreements have remaining lease terms ranging from approximately one year to nine years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years and some of them include options to terminate the lease with six months’ prior notice. In addition, the Company is the sublessor of a portion of its office space in San Francisco, with lease terms of one year to two years. As of June 30, 2020, the Company pledged $0.8 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company entered into lease amendments during the second quarter of 2020 due to COVID-19. The Company has elected to remeasure the lease liability using the original discount rate with an adjustment to the ROU Asset by the amount of the remeasurement. This accounting policy election did not have a material impact to the Company’s financial position, results of operations, cash flows, or disclosures.

The Company reviewed operating lease ROU assets for impairment. In June 2020, the Company terminated one of its operating leases resulting in a reduction in the operating lease liability of $6.1 million and a corresponding reduction in the operating lease asset of $5.3 million. For the second quarter and first half of 2020, the Company recognized impairment expense of $2.7 million, net for several of its operating lease assets, included in Other general and administrative expense on the Company’s Condensed Consolidated Statement of Operations. No impairment expense was recorded in the second quarter and first half of 2019.

Balance sheet information as of June 30, 2020 related to leases was as follows:

ROU Assets and Lease Liabilities	June 30, 2020
Operating lease assets	$79,407
Operating lease liabilities (1)	$100,911

(1)
The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent, which prior to January 1, 2019, was included as a separate liability within “Accrued expenses and other liabilities.”

Components of net lease costs for the second quarters of 2020 and 2019 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Net Lease Costs	Income Statement Classification	2020	2019	2020	2019
Operating lease costs (1)	Other general and administrative expense	$(4,573)	$(4,979)	$(9,193)	$(10,171)
Sublease revenue	Other revenue	1,537	1,016	3,071	2,023
Net lease costs		$(3,036)	$(3,963)	$(6,122)	$(8,148)

(1)
Includes variable lease costs of $0.3 million and $0.5 million for the second quarters of 2020 and 2019, respectively. Includes variable lease costs of $0.7 million and $0.8 million for the first halves of 2020 and 2019, respectively.

Supplemental cash flow information related to the Company’s operating leases for the second quarters of 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Non-cash operating activity:
Leased assets obtained in exchange for new and amended operating lease liabilities (1)	$84	$—	$84	$15,277

(1)
Represents non-cash activity and, accordingly, is not reflected in the Condensed Consolidated Statements of Cash Flows. Amount includes noncash remeasurements of the operating lease right-of-use asset.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company’s future minimum undiscounted lease payments under operating leases and anticipated sublease revenue as of June 30, 2020 were as follows:

	Operating Lease Payments	Sublease Revenue	Net
Remainder of 2020	$8,826	$(3,560)	$5,266
2021	19,271	(6,767)	12,504
2022	14,134	(2,918)	11,216
2023	10,761	—	10,761
2024	11,072	—	11,072
Thereafter	68,383	—	68,383
Total lease payments (1)	$132,447	$(13,245)	$119,202
Discount effect	31,536
Present value of future minimum lease payments	$100,911

(1)
As of June 30, 2020, the Company entered into an additional operating lease which has not yet commenced and is therefore not part of the table above nor included in the lease right-of-use asset and liability. This lease will commence when the Company obtains possession of the underlying asset, which is expected to be on January 1, 2021. The lease term is 8.25 years and has an undiscounted future rent payment of approximately $8.6 million.

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	June 30, 2020
Weighted-average remaining lease term (in years)	9.23
Weighted-average discount rate	5.75%

18. Commitments and Contingencies

Operating Lease Commitments

For discussion regarding the Company’s operating lease commitments, see “Note 17. Leases.”

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, which serves as the Company’s primary issuing bank for loans facilitated through the Company’s platform, WebBank retains ownership of the loans it originates for two business days after origination. As part of this arrangement, the Company is committed to purchase any loans that have been fully approved at par plus accrued interest, at the conclusion of the two business days. As of June 30, 2020 and December 31, 2019, the Company was committed to purchase loans with an outstanding principal balance of $3.2 million and $91.3 million at par, respectively.

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

As a result of the loan repurchase obligations described above, the Company repurchased $1.9 million and $3.1 million in loans or interests therein during the first halves of 2020 and 2019, respectively.

Purchase Commitments

As required by applicable regulations, the Company must make firm offers of credit with respect to prescreened direct mail it sends out to prospective applicants provided such applicants continue to meet the credit worthiness criteria which were used to screen them at the time of their application and the application is completed prior to the offer’s stated expiration date. If such loans are accepted by the applicants but not otherwise funded by investors on the platform, the Company is required to facilitate funding for the loans directly with its issuing bank partners at minimum amounts, which are generally below the requested loan amount. The Company was required to purchase approximately $275 thousand of such loans during the second quarter of 2020. During the month of July 2020, the Company was required to purchase approximately $4 thousand of these loans.

In addition, if neither the Company nor Springstone can arrange for other investors to invest in or purchase loans that Springstone facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner, the Company and Springstone are contractually committed to purchase these loans. As of both June 30, 2020 and December 31, 2019, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s Condensed Consolidated Balance Sheets. During the first half of 2020, the Company was required to purchase $21.5 million of loans facilitated by Springstone. These purchased loans are held on the Company’s Condensed Consolidated Balance Sheets and have a fair value of $45.6 million and $45.7 million as of June 30, 2020 and December 31, 2019, respectively. The Company believes it will be required to purchase additional loans facilitated by Springstone in 2020 as it seeks to arrange for other investors to invest in or purchase these loans.

Acquisition-related Commitments

On February 18, 2020, the Company and Radius entered into an Agreement and Plan of Merger (as previously discussed in “Note 14. Stockholders' Equity”), in a cash and stock transaction valued at $185 million, subject to certain purchase price and expense adjustments of up to $22 million. The Company has entered into acquisition-related agreements, which include contingent fees of approximately $3 million as of June 30, 2020, due upon closing of the transaction.

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

Derivative Lawsuits

On November 6, 2017, a putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Sawyer v. Sanborn, et al., No. 3:17-cv-06447) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action was based on allegations similar to those in a consolidated putative securities class action litigation (In re LendingClub Securities Litigation, No. 16-cv-02627 (N.D. Cal.)) that was successfully settled in 2018. In July 2018, the Company and the individual defendants brought a motion to dismiss the Sawyer matter on the grounds that the action was not filed within the applicable statute of limitations. The Court granted that motion and judgment was entered in favor of the defendants. The Sawyer plaintiff also attempted to intervene in a previously filed derivative action in the U.S. District Court for the Northern District of California (Stadnicki v. LaPlanche, et al., No. 3:16-cv-03072). The Company and the individual defendants opposed the intervention, and the original Stadnicki plaintiff moved to voluntarily dismiss the case. The motion to intervene was denied and the motion to voluntarily dismiss the Stadnicki action was granted. Notices of appeal were filed in both the Sawyer and Stadnicki actions. The appeal in the Sawyer matter was dismissed at the Sawyer plaintiff’s request. Oral argument in the appeal in the Stadnicki matter was heard on February 3, 2020 and on February 25, 2020, the U.S. Court of Appeals for the Ninth Circuit issued a ruling affirming the trial court’s denial of the Sawyer plaintiff’s motion to intervene in the Stadnicki case. The Sawyer plaintiff did not seek further review of the Ninth Circuit’s ruling by the applicable deadline. Accordingly, this matter is now concluded.

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

On June 1, 2020, the Court issued an order granting in part and denying in part both the Company’s and the FTC’s motions for summary judgment. The Court also denied the motions to exclude expert testimony and granted in part and denied in part the FTC’s motion for partial judgment on the pleadings. The FTC’s Gramm-Leach-Bliley Act claim has been dismissed from the case, but issues relating to the FTC’s three other claims will need to be tried. Trial in the case has been continued to October 19, 2020. On July 30, 2020, the Company filed a motion to stay the litigation pending the U.S. Supreme Court’s decisions in two cases (F.T.C. v. Credit Bureau Center and AMG Capital Management, LLC v. F.T.C.) that raise the issue whether the FTC is entitled to seek monetary relief under Section 13(b) of the FTC Act. The timing of a decision on the Company’s stay motion is uncertain. The Company denies, and will continue to vigorously defend against, the claims remaining in this case. Notwithstanding the Company’s vigorous defense, the Company and the FTC have participated in voluntary settlement conferences and may engage in additional settlement discussions. No assurances can be given as to the timing, outcome or consequences of this matter.

Class Action Lawsuits Following Announcement of FTC Litigation

In May 2018, following the announcement of the FTC’s litigation against the Company, putative shareholder class action litigation was filed in the U.S. District Court of the Northern District of California (Veal v. LendingClub Corporation et.al., No. 5:18-cv-02599) against the Company and certain of its current and former officers and directors alleging violations of federal securities laws in connection with the Company’s description of fees and compliance with federal privacy law in securities filings. The Court appointed lead plaintiffs and lead counsel for the litigation in November 2018. On January 7, 2019, the lead plaintiffs filed a consolidated amended class action complaint which asserts the same causes of action as the original complaint and adds additional allegations. On March 8, 2019, the Company and the individual defendants in the case filed motions to dismiss the consolidated amended class action complaint. A hearing on these motions was held on September 26, 2019. On November 4, 2019, the Court issued a written order granting defendants’ motions to dismiss with leave to amend. Plaintiff filed a Second Amended Complaint on December 19, 2019, which modifies and adds certain allegations and drops one of the former officer defendants as a defendant in the case, but otherwise advances the same causes of action. Defendants filed a motion to dismiss the Second Amended Complaint on January 28, 2020. The Court heard argument on this motion on April 30, 2020. On June 12, 2020, the Court issued an order granting defendants’ motion without leave to amend, in part, and with leave to amend, in part. On July 27, 2020, the lead plaintiffs filed a notice with the Court indicating their intention not to file a Third Amended Complaint in this case and requesting that the Court enter judgment. The Court entered judgment and dismissed all claims in the case the same day. It is yet unclear whether the lead plaintiffs will seek to appeal the Court’s judgment. The Company denies and will vigorously defend against the allegations in the case. No assurances can be given as to the timing, outcome or consequences of this matter.

In July 2019, a putative class action lawsuit was filed against the Company in federal court in the State of New York (Shron v. LendingClub Corp., 1:19-cv-06718) alleging various claims including fraud, unjust enrichment, breach of contract, and violations of the federal Truth-in-Lending Act and New York General Business Law sections 349 and 350, et seq., based on allegations, among others, that the Company made misleading or inadequate statements or omissions in relation to the total cost and origination fee associated with loans available through the Company’s platform. The plaintiff seeks to represent classes of similarly situated individuals in the lawsuit. The Company filed

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

a motion to compel arbitration of plaintiff’s claims on an individual basis. The Court denied that motion on July 13, 2020. The Company has filed a notice of appeal with respect to the Court’s decision. The Company denies and will vigorously defend against the allegations in the case. No assurances can be given as to the timing, outcome or consequences of this matter.

Derivative Lawsuits Following FTC Litigation

In July 2018, a putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Baron v. Sanborn, et al. No. 3:18-cv-04391) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action is based on allegations that the individuals breached their fiduciary duties to the Company and violated federal securities laws by, among other things, permitting the actions alleged in the FTC litigation and the description of fees and other practices in the Company’s securities filings. In January 2019, a second putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Cheekatamarla v. Sanborn, et al., No. 3:19-cv-00563) against certain of the Company’s current officers and directors and naming the Company as a nominal defendant. Like the Baron action, this action is based on allegations that the individuals breached their fiduciary duties to the Company and violated federal securities laws by, among other things, permitting the actions alleged in the FTC litigation and the description of fees and other practices in the Company’s securities filings. Pursuant to a stipulation by the parties in both of these derivative cases, the Court consolidated the two cases and stayed the consolidated action pending further developments in Veal. In September 2019, co-lead counsel for plaintiffs in the consolidated action filed a notice and proposed order to lift the temporary stay and the Court issued an order lifting the stay. Subsequent to this order, the case was reassigned and the new Court issued an order staying the consolidated action pending resolution of the Veal action. On July 27, 2020, the Court issued an order lifting the stay in the consolidated action in light of the Court’s entry of judgment in the Veal action. No assurances can be given as to the timing, outcome or consequences of this consolidated matter.

In August 2019, a putative shareholder derivative action was filed in the Court of Chancery for the State of Delaware (Fisher v. Sanborn, et al., Case No. 2019-0631) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This lawsuit advances allegations similar to those in the consolidated Baron/Cheekatamarla actions and the Veal action discussed above and accuses the individual defendants of breaching their fiduciary duties by failing to adequately monitor the Company and prevent it from engaging in the purported regulatory violations alleged by the FTC and by causing the Company to make allegedly false and misleading public statements (as alleged in the Veal action). The lawsuit also alleges that certain of the individual defendants breached their fiduciary duties by selling Company shares while in possession of material, non-public information. On October 11, 2019, the Company and the individual defendants filed a motion to dismiss the complaint. In November 2019, rather than oppose defendants’ motion to dismiss, the plaintiff filed an amended complaint. That same month, the Company and the individual defendants named in the amended complaint filed a motion to dismiss that amended complaint. On January 17, 2020, rather than oppose defendants’ motion to dismiss, the plaintiff filed a second amended complaint. On January 24, 2020, defendants filed a motion to strike the second amended complaint as improper. The Court denied the defendants’ motion to strike and allowed the plaintiff to advance the second amended complaint as the operative complaint in the case. The defendants have filed a motion to dismiss the second amended complaint which was heard by the Court on July 2, 2020. It is unclear when the Court will issue a ruling on the motion. No assurances can be given as to the timing, outcome or consequences of this matter.

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

In December 2019, the Massachusetts Division of Banks raised concerns pertaining to the Company’s compliance with the Massachusetts Small Loan Law similar to those the Massachusetts Attorney General’s Office raised during its investigation of the Company. No assurances can be given as to the timing, outcome or consequences of this matter; however, it could result in claims or actions against the Company, including litigation, regulatory enforcement actions, injunctions, monetary damages, restitution, fines or penalties, impact our licenses in Massachusetts, or require us to change our business practices or expend operational resources, all of which could result in a material loss or otherwise harm our business.

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

Putative Class Actions

In February 2020, a putative class action lawsuit was filed against the Company in the U.S District Court for the Northern District of California (Erceg v. LendingClub Corporation, No. 3:20-cv-01153). The lawsuit alleges violations of California and Massachusetts law based on allegations that LendingClub recorded a call with plaintiff without notifying him that it would be recorded. Plaintiff seeks to represent a purported class of similarly situated individuals who had phone calls recorded by LendingClub without their knowledge and consent. LendingClub filed a motion to dismiss certain of plaintiff’s claims, strike nationwide class allegations, and, alternatively, to stay the litigation. Rather than oppose that motion, plaintiff filed an amended complaint. The Company again filed a motion to stay, or alternatively to dismiss certain of the claims in the amended complaint and to strike nationwide class allegations. That motion was heard by the Court on July 9, 2020. On July 28, 2020, the Court entered an order granting the Company’s motion to stay Plaintiff’s California claims pending a decision by the California Supreme Court in a case involving the California Invasion of Privacy Act, dismissing with prejudice Plaintiff’s claim under

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Massachusetts law, and denying the Company’s motion to strike Plaintiff’s nationwide class allegations. No assurances can be given as to the timing, outcome or consequences of this matter.

In July 2020, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Southern District of New York (Sosa v. LendingClub Corporation, No. 1:20-cv-05256). The lawsuit alleges violations of the Americans with Disabilities Act and various state law claims based on allegations that the plaintiff, who alleges he is visually-impaired, encountered access barriers in visiting LendingClub’s website that denied the plaintiff the full enjoyment of the services of the website. The plaintiff seeks to represent a class of similarly situated individuals in the lawsuit and seeks monetary, injunctive, and declaratory relief, among other relief. This case is in its early stages. No assurances can be given as to the timing, outcome or consequences of this matter.

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

Certain Financial Considerations Relating to Litigation and Investigations

With respect to the matters discussed above, the Company had $16.4 million and $16.0 million in accrued contingent liabilities at June 30, 2020 and December 31, 2019, respectively.

In addition to the foregoing, the Company is subject to, and may continue to be subject to, legal proceedings and regulatory actions in the ordinary course of business. No assurance can be given as to the timing, outcome or consequences of any of these matters.

19. Restructuring Costs

On April 20, 2020, the Company approved a restructuring plan to address the impact of COVID-19 on the Company’s business. The restructuring plan was completed on April 21, 2020 and resulted in a reduction of approximately 30% of the Company’s workforce. During the second quarter and first half of 2020, the Company recorded $17.0 million in restructuring costs within operating expenses, which was comprised of $8.6 million in compensation costs, $4.2 million in related non-cash lease expenses and impairment, and $4.2 million in impairment of internally developed software. No such costs were recorded in the second quarter and first half of 2019. Of the $8.6 million in compensation costs expensed, $7.2 million was paid out during the second quarter of 2020, resulting in a restructuring liability of $1.4 million, included in “Accrued expenses and other liabilities” on the Condensed Consolidated Balance Sheet, as of June 30, 2020.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the restructuring costs for the second quarter and first half of 2020 recorded in the Company’s Condensed Consolidated Statements of Operations:

Sales and marketing	$1,379
Origination and servicing	906
Engineering and product development	7,472
Other general and administrative	7,279
Total	$17,036

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

In February 2020, the Company entered into an exchange agreement with its largest stockholder, Shanda, pursuant to which, in March 2020, Shanda exchanged all of 19,562,881 shares of LendingClub common stock held by it for (i) 195,628 newly issued shares of mandatorily convertible, non-voting, LendingClub preferred stock, series A, both with a par value of $0.01 per share, and (ii) a one-time cash payment of $50.2 million. See “Note 14. Stockholders' Equity,” for additional information.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

As of June 30, 2020, the Company had a $7.8 million investment and an approximate 23% ownership interest in an Investment Fund, a private fund that participates in a family of funds with other unrelated third parties. This family of funds purchases assets from third parties unrelated to the Company and historically purchased whole loans and interests in loans from the Company. The Company’s investment in the Investment Fund is recorded in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

During the first half of 2019, the family of funds purchased $77 thousand of whole loans. The family of funds did not purchase whole loans during the first half of 2020. During the first halves of 2020 and 2019, the Company earned $27 thousand and $51 thousand in investor fees from this family of funds, and paid interest of $108 thousand and $540 thousand on the funds’ interests in whole loans, respectively. The Company believes that the investor fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors. The Investment Fund provides audited financial statements annually and periodic investment statements throughout each calendar year on a delayed basis, which are used by the Company to evaluate performance and recoverability of our investment.

22. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2020, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined no additional subsequent events were required to be recognized or disclosed.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (Report). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in “Part I – Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (Annual Report) as modified by “Item 1A. Risk Factors” in this Report. The forward-looking statements included in this Report are made only as of the date hereof.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Historically, personal loan volume on our platform is generally lower in the first quarter of the year, primarily due to seasonality of borrower behavior. Additionally, in the fourth quarter of the year, we typically observe fluctuations in marketing effectiveness and borrower behavior due to the holidays, which can impact volume. Historically, these seasonal trends contributed to fluctuations in our operating results and operating cash flow. However, these trends may not be reflected in the current year in light of the impact of COVID-19.

Loans facilitated through our lending marketplace are funded by the sale of whole loans to banks and other institutional investors, the sale of whole loans facilitated through Structured Programs (which we have temporarily ceased), the issuance of notes to our self-directed retail investors, or funded directly by the Company with its own capital. We use our capital to fund the purchase of loans for our Structured Program transactions, to support marketplace equilibrium when a matching third-party investor is not available at time of origination, to reflect changes in market value through loan pricing, to test new product offerings, and to make accommodations to customers. The Company’s Structured Program transactions include (i) asset-backed securitization transactions and (ii) Certificate Program transactions. Certificate Program transactions include CLUB Certificate and Levered Certificate transactions.

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

Current Economic and Business Environment

Our online lending marketplace platform seeks to adapt to changing marketplace conditions and platform investor return expectations. To that end, LendingClub monitors a variety of economic, credit and competitive indicators to propose changes to issuing banks’ credit policies and interest rates.

In response to the impact of COVID-19, we have undertaken a number of measures intended to help both sides of our marketplace navigate the current environment providing flexibility for our members and protecting returns for our investors. To provide flexibility to our members, we launched a number of hardship/forbearance plans (Payment Plans), including Skip-a-Pay and interest-only plans, and waived late fees for an extended period of time. To help protect investor returns, we tightened underwriting and increased interest rates on new loans, added capacity to help borrowers over the phone and launched self-service options online for borrowers looking for help.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

In light of COVID-19 and our pending acquisition of Radius Bancorp, Inc. (Radius), we also undertook a number of measures intended to enhance our ability to navigate the current economic climate and better position the Company post-acquisition by preserving liquidity. These measures included restructuring and repositioning the Company through a workforce reduction of approximately 30% and ceasing the purchasing of loans for Structured Program transactions. In addition, the Company executed bulk loan sales of approximately $90 million (borrower principal balance) in July 2020 and has ongoing plans to sell loans, which will result in an increase in our cash and cash equivalents after paying down our related warehouse credit facilities. We believe that we have adequate liquidity and capital to navigate the current environment through 2021. Cash and cash equivalents held by the Company was $338.4 million as of June 30, 2020, an increase of $44 million from March 31, 2020.

Investor: There has been a reduction in investor demand on our platform reflecting market dislocation for unsecured personal loans, driven in part by uncertainty around consumer credit performance and increased liquidity constraints for certain of our investors. Further, in the second quarter of 2020, the Company has structured incentives to secure the funding commitments of our investors. Origination volume for the second quarter of 2020 was $325.8 million. We are beginning to see certain platform investors return to the platform and begin purchasing loans with these structured incentives. Origination volume for July 2020 was $165.6 million, representing an increase of 118% from the recent low point in May 2020. The reduction in investor demand, the cessation of purchasing loans by the Company for Structured Program transactions and efforts to balance the platform to preserve liquidity have had a direct impact on the reduction in loan originations and transaction fees earned by the Company from our issuing banks and have furthered investor concentration to a limited number of purchasers that are continuing to purchase loans (but at lower volumes relative to historical purchasing activity). Although we collect transaction fees from issuing banks, the banks generate these fees through the loans paid for by the borrower. The attribution of our transaction fees are being further concentrated among fewer investors as transaction fees reflect the loan volume being purchased by investors that are purchasing the loans on our platform.

Borrower: With respect to existing borrowers, the Company is offering Payment Plans to provide relief to those impacted by COVID-19 through deferrals of loan payments. As previously disclosed, we offer eligible borrowers the opportunity to skip monthly payments in two-month increments through our Skip-a-Pay program. We also launched an interest-only hardship plan in June 2020 and are planning to launch additional Payment Plans during the second half of the year. Borrowers participating in Skip-a-Pay have the terms of their existing loan extended for a commensurate period, which impacts the duration and payment date for any member payment dependent note related to participating loans. Further, an investor's internal rate of return on such notes may also be impacted. As the current regulatory environment for loan forgiveness or waivers of missed payments evolves, our programs, which address these topics, may evolve over time as well. At the peak in June 2020, approximately 16% of our outstanding personal loan balances had been enrolled in a Payment Plan compared to 11% at the end of April. The level of outstanding personal loan balances enrolled in our Payment Plans has subsequently decreased to approximately 8% at the end of June and 5% at the end of July.

Borrower behavior in the aggregate has been encouraging and reflects a desire to remain current on their loan payments:

•
Total loan borrower performance is strong, with approximately 84% of such borrower loan balances having not enrolled in hardship plans (and approximately 95% of total borrower loan balances not actively enrolled in hardship plans as of July 31, 2020). Repayment rates in the second quarter of 2020 also returned to pre-COVID-19 levels and roll rates (the percentage of borrowers who progress into later delinquency stages) have remained relatively low. Newer vintages are displaying better credit performance compared to pre-COVID-19 vintages and have low enrollment rates into our Skip-a-Pay program.

•
The initial set of borrowers who enrolled in Skip-a-Pay are graduating (i.e. completing the 2-month deferral period). Of those who have graduated, nearly 66% are back on their regular payment schedule and approximately 28% have enrolled in another Payment Plan. Since the launch of the interest-only Payment

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Plan in early June, the majority of borrowers enrolling in a second Payment Plan are choosing to enroll in the interest-only plan and making partial payments, reflecting proactive steps to stay on track.

Given the challenging economic backdrop and an unprecedented increase in unemployment, we are evaluating and refining our pricing and underwriting models and have increased income verification requirements. We expect these changes to help mitigate the impact of the weak economic environment on loan performance.

Restructuring: On April 21, 2020, the Company disclosed a restructuring plan to address the impact of COVID-19 on the Company’s business by repositioning the Company’s expense base to better reflect the reduction in loan volume and better position the Company for profitability to achieve its strategic goals when the economy and business stabilizes. The restructuring plan included workforce reductions affecting approximately 460 employees. The Company recorded restructuring costs of approximately $17 million in the second quarter of 2020, which included severance and other personnel-related expenses, lease-related expenses and software impairment. The impact of the reduction in workforce is estimated to lower our ongoing quarterly cash compensation expense by approximately $17 million and stock-based compensation expense by approximately $4 million.

Liquidity: As of June 30, 2020, our balance sheet included cash and cash equivalents of $338.4 million, securities available for sale of $221.9 million (which included $148.8 million of securities pledged as collateral) and loans held for sale by the Company at fair value of $587.1 million (which included $357.7 million of loans at fair value pledged as collateral). The loans held for sale by the Company of $587.1 million also included $118.3 million held by consolidated Structured Program transactions where the risk of any loss is held by third parties. See “Liquidity and Capital Resources” for additional information.

Estimates: Our balance sheet and income statement are sensitive to estimates of future borrower credit loss and prepayment expectations and investor liquidity premiums for our assets (including unsecured personal loans and securities backed by unsecured personal loans). We rely on a variety of data points to forecast what volume of loans to facilitate for borrowers, and the volume and method of purchase of investments in those loans by individuals and institutions. These forecasts require significant management judgment by the Company due to an unprecedented level of unemployment, wide range of market estimates, the uncertain impact of government stimulus response and overall market dislocation due to COVID-19. Using these forecasts, as well as estimates with respect to credit losses and prepayment rates, the Company updated its estimates resulting in an improvement in its credit loss outlook and an increase in its prepayment outlook.

The primary impacts of these forecasts included:

•
Net negative impact of approximately $(11) million to transaction fee revenue and $(8) million to investor fee revenue related to an increase in the forecast of borrower prepayments recovering to pre-COVID-19 levels (which is a reversal of lower prepayment estimates and positive impact of $23 million recorded in the first quarter of 2020).

•
Net positive change of $13.3 million in unrealized losses from $(20.9) million at March 31, 2020 to $(7.6) million at June 30, 2020, recorded in “Other comprehensive income (loss)” related to improvements in liquidity and fair value prices for securities available for sale.

Loan Origination Update:

In the second quarter of 2020, our marketplace facilitated $325.8 million of loan originations, of which $250.7 million was issued through whole loan sales, $18.9 million was purchased or pending purchase by the Company, and $56.2 million was issued through member payment dependent notes. Loans held by the Company at quarter end are available loan inventory for future Structured Program transactions and whole loan sales, excluding loans held by the Company as a result of consolidated trusts.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table shows the loan origination volume issued, loans purchased or pending purchase by the Company, and the available loan inventory as of the end of each period set forth below (in millions):

	June 30, 2020	March 31, 2020	December 31, 2019
Loan originations	$325.8	$2,521.5	$3,083.1
Loans purchased or pending purchase by the Company during the quarter	$18.9	$1,302.4	$1,749.2
LendingClub inventory (1)	$15.0	$510.8	$718.2
LendingClub inventory as a percentage of loan originations (1)	5%	20%	23%

(1)
LendingClub inventory reflects loans purchased or pending purchase by the Company during the period, excluding loans held by the Company through consolidated trusts, if applicable, and not yet sold as of the period end.

Loan inventory purchased by LendingClub was 5% of total loan originations during the second quarter of 2020. This decrease since the fourth quarter of 2019 was due to lower volumes of loans purchased by LendingClub during the first half of 2020 in light of the impacts of COVID-19.

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

Radius Acquisition:

On February 18, 2020, the Company and Radius entered into an Agreement and Plan of Merger (Merger Agreement), by and among the Company, a wholly owned-subsidiary of the Company, and Radius, pursuant to which the Company will acquire Radius and thereby acquire its wholly-owned subsidiary, Radius Bank (the Merger). The Company believes that acquiring Radius and operating with a national bank charter will enhance LendingClub’s ability to serve its members, grow its market opportunity, increase and diversify revenue and earnings, and provide both funding resilience and regulatory clarity. The Merger will be accounted for as a business combination. The purchase price will be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. As previously disclosed, the Company expects the Merger to close no later than 15 months after the signing of the Merger Agreement, subject to regulatory approval and other customary closing conditions. Since the signing of the Merger Agreement, the Company has been highly engaged with regulators, preparing and making the appropriate governmental filings, and progressing towards closing.

In order to facilitate compliance with federal banking regulations, on March 20, 2020, the Company’s largest stockholder, Shanda Asset Management Holdings Limited and its affiliates (Shanda), exchanged all shares of the Company’s common stock held by it for newly issued non-voting convertible preferred stock, series A (the Exchange). In connection with the Exchange, the Company provided Shanda certain registration rights and paid Shanda a one-time cash payment of approximately $50.2 million, which is recorded as a deemed dividend in stockholders’ equity. To deter future ownership positions in the Company’s securities in excess of thresholds set forth by the Federal Reserve under the Bank Holding Company Act, on February 18, 2020, the Company adopted a Temporary Bank Charter Protection Agreement (the Charter Protection Agreement) which provides for the dilution of any person or group of persons that acquires: (i) 25% or more equity interest in the Company, or (ii) 10% or more of any class of the Company’s voting securities. The Charter Protection Agreement will automatically expire on the earlier of the closing of the Merger or 18 months after its adoption.

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

Loan supply, which is partly driven by borrower-related activities within our business, combined with investor demand to purchase loans on our platform as well as our own loan purchases, can affect our revenue in any particular period. These drivers collectively affect transaction fees, investor fees earned by us related to these transactions, interest income, fair value adjustments and other revenue related to loans held on balance sheet, including the performance of such loans. As these drivers can be affected by a variety of factors, both in and out of our control, revenues may fluctuate from period to period. Factors that can affect these drivers and ultimately revenue and its timing include:

•	the duration and impact of COVID-19;

•	the impact of government stimulus programs;

•	our ability to navigate adverse economic circumstances;

•	investor demand for our loans;

•	availability or the timing of the deployment of investment capital by investors;

•	loan performance and return on investment;

•	market confidence in our data, controls, and processes;

•	announcements and terms of resolution of governmental inquiries or private litigation;

•	our ability to obtain or add bank functionality and a bank charter, through the acquisition of Radius or otherwise;

•	the impact on the business from obtaining or adding bank functionality and bank charter;

•	the mix of borrower products and corresponding transaction fees;

•	regulatory or market factors which limit products on our platform or loan interest rates borrowers can pay;

•	the availability and amount of new capital from pooled investment vehicles and managed accounts that typically deploy their capital at the start of a period;

•	the amount of purchase limitations we can impose on larger investors as a way to maintain investor balance and fairness;

•	the attractiveness of alternative opportunities for borrowers or investors, through changes in interest rates, transaction fees, terms, or risk profile;

•	the responsiveness of applicants to our marketing efforts;

•	expenditures on marketing initiatives in a period;

•	the sufficiency of operational staff to process any manual portion of the loan applications in a timely manner;

•	the responsiveness of borrowers to satisfy additional income or employment verification requirements related to their application;

•	borrower withdrawal rates;

•	the percentage distribution of loans between the whole and fractional loan platforms;

•	platform system performance;

•	seasonality in demand for our platform and services, which is generally lowest in the first quarter and also impacts the fourth quarter;

•	determination to hold loans for purposes of subsequently distributing the loans through sale or Structured Program transactions;

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

•	changes in the credit performance of loans or market interest rates;

•	the success of our models to predict borrower risk levels and related investor demand; and

•	other factors.

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

Key Operating and Financial Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2020	March 31, 2020	June 30, 2019	2020	2019
Loan originations	$325,765	$2,521,497	$3,129,520	$2,847,262	$5,857,351
Sales and marketing expense as a percent of loan originations	2.68%	1.97%	2.22%	2.05%	2.32%
Net revenue	$43,869	$120,206	$190,807	$164,075	$365,225
Consolidated net loss	$(78,471)	$(48,087)	$(10,632)	$(126,558)	$(30,532)
Diluted EPS attributable to common stockholders (1)	$(0.87)	$(1.10)	$(0.12)	$(1.98)	$(0.35)
Contribution (2)	$21,395	$51,902	$99,556	$73,297	$185,244
Contribution margin (2)	48.8%	43.2%	52.2%	44.7%	50.7%
Adjusted EBITDA (2)	$(27,619)	$(7,831)	$33,181	$(35,450)	$55,770
Adjusted EBITDA margin (2)	(63.0)%	(6.5)%	17.4%	(21.6)%	15.3%
Adjusted net loss (2)	$(54,252)	$(39,151)	$(1,232)	$(93,403)	$(12,750)
Adjusted EPS (1)(2)	$(0.60)	$(0.44)	$(0.01)	$(1.04)	$(0.15)

(1)	See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 4. Net Income (Loss) Per Share” and “Note 14. Stockholders' Equity” for additional information.

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

Loan origination volume and weighted-average transaction fees (as a percent of origination balance) by major loan products are as follows:

	Three Months Ended
	June 30, 2020		March 31, 2020		June 30, 2019
(in millions, except percentages)	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee
Personal loans – standard program	$221.6	1.28%	$1,771.0	5.67%	$2,174.3	5.03%
Personal loans – custom program	9.4	N/M	572.5	5.62%	750.1	4.77%
Total personal loans	231.0	0.21%	2,343.5	5.66%	2,924.4	4.96%
Other loans	94.8	3.58%	178.0	2.06%	205.1	3.63%
Total	$325.8	1.19%	$2,521.5	5.40%	$3,129.5	4.87%

			Six Months Ended
			June 30, 2020		June 30, 2019
(in millions, except percentages)			Origination Volume	Weighted-Average Transaction Fee	Origination Volume	Weighted-Average Transaction Fee
Personal loans – standard program			$1,992.6	5.18%	$4,102.7	5.05%
Personal loans – custom program			581.9	5.12%	1,335.6	4.78%
Total personal loans			2,574.5	5.17%	5,438.3	4.99%
Other loans			272.8	2.59%	419.1	3.98%
Total			$2,847.3	4.92%	$5,857.4	4.92%
N/M – Not meaningful

The decrease in the total weighted-average transaction fee during the second quarter of 2020 compared to the second quarter of 2019 was primarily driven by a decrease in transaction fee revenue as a result of an increase in estimated transaction fee liabilities owed to borrowers due to higher prepayment estimates, which was related to a reversal of lower estimated prepayments from the first quarter of 2020.

The decrease in the total weighted-average transaction fee during the second quarter of 2020 compared to the first quarter of 2020 was primarily driven by a decrease in transaction fee revenue as a result of an increase in estimated transaction fee liabilities owed to borrowers due to higher prepayment estimates, which was related to a reversal of a decrease in this liability from the first quarter of 2020 based on lower prepayment estimates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Personal loan origination volume for our standard loan program by loan grade was as follows (in millions):

	Three Months Ended						Six Months Ended June 30,
(in millions)	June 30, 2020		March 31, 2020		June 30, 2019		2020		2019
Personal loan originations by loan grade – standard loan program:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
A	$105.7	48%	$620.0	35%	$705.6	33%	$725.7	36%	$1,313.9	32%
B	74.5	34%	544.6	31%	650.8	30%	619.1	31%	1,225.3	30%
C	38.4	17%	357.3	20%	509.2	23%	395.7	20%	961.7	23%
D	3.0	1%	249.1	14%	308.1	14%	252.1	13%	551.6	14%
E	—	—%	—	—%	0.6	—%	—	—%	50.0	1%
F	—	—%	—	—%	—	—%	—	—%	0.2	—%
Total	$221.6	100%	$1,771.0	100%	$2,174.3	100%	$1,992.6	100%	$4,102.7	100%

Credit and pricing policy changes made by the Company during 2019 and into 2020 resulted in a change in the mix of personal loan origination volume from higher risk grades D through F to lower risk A through C grades. These changes broadly focused on tightening credit to shift overall platform mix towards lower risk and higher credit quality borrowers.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations
The following tables set forth the Condensed Consolidated Statements of Operations data for each of the periods presented:

	Three Months Ended			Change (%)
	June 30, 2020	March 31, 2020	June 30, 2019	Q2 2020 vs Q2 2019	Q2 2020 vs Q1 2020
Net revenue:

Transaction fees	$3,874	$136,243	$152,207	(97)%	(97)%

Interest income	60,560	69,411	92,562	(35)%	(13)%
Interest expense	(37,766)	(44,241)	(66,916)	(44)%	(15)%
Net fair value adjustments	(6,378)	(101,738)	(35,974)	(82)%	(94)%
Net interest income and fair value adjustments	16,416	(76,568)	(10,328)	N/M	(121)%
Investor fees	19,315	41,759	32,272	(40)%	(54)%
Gain on sales of loans	1,724	14,261	13,886	(88)%	(88)%
Net investor revenue	37,455	(20,548)	35,830	5%	N/M

Other revenue	2,540	4,511	2,770	(8)%	(44)%

Total net revenue	43,869	120,206	190,807	(77)%	(64)%
Operating expenses: (1)
Sales and marketing	8,723	49,784	69,323	(87)%	(82)%
Origination and servicing	17,830	20,994	24,931	(28)%	(15)%
Engineering and product development	39,167	38,710	43,299	(10)%	1%
Other general and administrative	56,620	58,486	64,324	(12)%	(3)%
Total operating expenses	122,340	167,974	201,877	(39)%	(27)%
Loss before income tax expense	(78,471)	(47,768)	(11,070)	N/M	64%
Income tax expense (benefit)	—	319	(438)	(100)%	(100)%
Consolidated net loss	$(78,471)	$(48,087)	$(10,632)	N/M	63%
Less: Income attributable to noncontrolling interests	—	—	29	(100)%	—%
LendingClub net loss	$(78,471)	$(48,087)	$(10,661)	N/M	63%
N/M – Not meaningful
(1) Includes stock-based compensation expense as follows:
	Three Months Ended			Change (%)
	June 30, 2020	March 31, 2020	June 30, 2019	Q2 2020 vs Q2 2019	Q2 2020 vs Q1 2020
Sales and marketing	$731	$1,663	$1,540	(53)%	(56)%
Origination and servicing	722	636	846	(15)%	14%
Engineering and product development	2,668	4,615	5,475	(51)%	(42)%
Other general and administrative	10,083	11,215	12,690	(21)%	(10)%
Total stock-based compensation expense	$14,204	$18,129	$20,551	(31)%	(22)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30,
	2020	2019	Change (%)
Net revenue:

Transaction fees	$140,117	$287,604	(51)%

Interest income	129,971	192,734	(33)%
Interest expense	(82,007)	(142,276)	(42)%
Net fair value adjustments	(108,116)	(70,703)	53%
Net interest income and fair value adjustments	(60,152)	(20,245)	197%
Investor fees	61,074	64,003	(5)%
Gain on sales of loans	15,985	29,038	(45)%
Net investor revenue	16,907	72,796	(77)%

Other revenue	7,051	4,825	46%

Total net revenue	164,075	365,225	(55)%
Operating expenses: (1)
Sales and marketing	58,507	135,946	(57)%
Origination and servicing	38,824	53,204	(27)%
Engineering and product development	77,877	85,845	(9)%
Other general and administrative	115,106	121,200	(5)%
Total operating expenses	290,314	396,195	(27)%
Loss before income tax expense	(126,239)	(30,970)	N/M
Income tax expense (benefit)	319	(438)	(173)%
Consolidated net loss	$(126,558)	$(30,532)	N/M
Less: Income attributable to noncontrolling interests	—	64	(100)%
LendingClub net loss	$(126,558)	$(30,596)	N/M
N/M – Not meaningful
(1) Includes stock-based compensation expense as follows:
	Six Months Ended June 30,
	2020	2019	Change (%)
Sales and marketing	$2,394	$3,111	(23)%
Origination and servicing	1,358	1,770	(23)%
Engineering and product development	7,283	10,706	(32)%
Other general and administrative	21,298	23,216	(8)%
Total stock-based compensation expense	$32,333	$38,803	(17)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

	Three Months Ended			Change (%)
	June 30, 2020	March 31, 2020	June 30, 2019	Q2 2020 vs Q2 2019	Q2 2020 vs Q1 2020
Net revenue:

Transaction fees	$3,874	$136,243	$152,207	(97)%	(97)%

Interest income	60,560	69,411	92,562	(35)%	(13)%
Interest expense	(37,766)	(44,241)	(66,916)	(44)%	(15)%
Net fair value adjustments	(6,378)	(101,738)	(35,974)	(82)%	(94)%
Net interest income and fair value adjustments	16,416	(76,568)	(10,328)	N/M	(121)%
Investor fees	19,315	41,759	32,272	(40)%	(54)%
Gain on sales of loans	1,724	14,261	13,886	(88)%	(88)%
Net investor revenue	37,455	(20,548)	35,830	5%	N/M

Other revenue	2,540	4,511	2,770	(8)%	(44)%

Total net revenue	$43,869	$120,206	$190,807	(77)%	(64)%

	Six Months Ended June 30,
	2020	2019	Change (%)
Net revenue:

Transaction fees	$140,117	$287,604	(51)%

Interest income	129,971	192,734	(33)%
Interest expense	(82,007)	(142,276)	(42)%
Net fair value adjustments	(108,116)	(70,703)	53%
Net interest income and fair value adjustments	(60,152)	(20,245)	197%
Investor fees	61,074	64,003	(5)%
Gain on sales of loans	15,985	29,038	(45)%
Net investor revenue	16,907	72,796	(77)%

Other revenue	7,051	4,825	46%

Total net revenue	$164,075	$365,225	(55)%
N/M – Not meaningful

The analysis below is presented for the following periods: Second quarter of 2020 compared to the second quarter of 2019 (Quarter Over Quarter), second quarter of 2020 compared to the first quarter of 2020 (Sequential), and the first half of 2020 compared to the first half of 2019 (Six Months Over Six Months).

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform in facilitating the origination of loans by our issuing bank partners. With respect to all unsecured personal loans and auto refinance loans for which WebBank acts as the issuing bank, we record transaction fee revenue net of program fees paid to WebBank. The fees on these loans are based upon the terms of the loan, including grade, rate, term, channel and other factors. As of June 30, 2020, these fees ranged from 0% to 6% of the initial principal amount of a loan.

Transaction fees were $3.9 million and $152.2 million for the second quarters of 2020 and 2019, respectively, a decrease of 97%. The decrease was primarily due to a decrease in origination volume. Loans facilitated through our lending marketplace decreased to $325.8 million for the second quarter of 2020 compared to $3.1 billion for the second quarter of 2019, a decrease of 90%. The weighted-average transaction fee as a percent of origination balance was 1.19% for the second quarter of 2020 compared to 4.87% for the second quarter of 2019. This decrease was primarily driven by an increase in estimated transaction fee liabilities owed to borrowers due to higher prepayment estimates as prepayments rebounded faster than expected to a more normalized pre-COVID-19 level during the second quarter of 2020.

Transaction fees were $3.9 million and $136.2 million for the second and first quarters of 2020, respectively, a decrease of 97%. The decrease was primarily due to a decrease in origination volume. Loans facilitated through our lending marketplace decreased to $325.8 million for the second quarter of 2020 compared to $2.5 billion in the first quarter of 2020, a decrease of 87%. The weighted-average transaction fee as a percent of origination balance decreased to 1.19% for the second quarter of 2020 compared to 5.40% for the first quarter of 2020. This decrease was primarily driven by an increase in estimated transaction fee liabilities owed to borrowers due to higher prepayment estimates as prepayments rebounded faster than expected to a more normalized pre-COVID-19 level during the second quarter of 2020.

Transaction fees were $140.1 million and $287.6 million for the first halves of 2020 and 2019, respectively, a decrease of 51%. The decrease was primarily due to a decrease in origination volume. Loans facilitated through our lending marketplace decreased to $2.8 billion for the first half of 2020 compared to $5.9 billion for the first half of 2019, a decrease of 51%. The weighted-average transaction fee as a percent of origination balance of the loan remained flat at 4.92% for both the first halves of 2020 and 2019.

In July 2020, we recognized approximately $1.4 million in transaction fee revenue associated with the issuance of loans for which the loan application process had commenced prior to the end of the second quarter of 2020. In July 2019, we recognized approximately $7.5 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the second quarter of 2019.

Net Interest Income and Fair Value Adjustments

Loans Invested in by the Company: In light of COVID-19, the Company temporarily ceased purchasing loans to support Structured Program transactions. We earn interest income and assume principal and interest rate risk on loans during the period we own the loans. We have financed a portion of loan purchases with draws on our credit facilities and the associated interest expense reduces net interest income. Fair value adjustments on loans invested in by the Company are generally negative due to interest cash flow receipts and if there are expected increases and any acceleration in the timing of expected charge-offs and prepayments. As we continue to use our own capital to invest in loans for strategic business purposes, we expect the net negative fair value adjustments on loans to fluctuate due to the impact of current economic conditions, discounts offered to meet yield expectations of our loan investors and the holding period of the loans.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following tables provide additional detail related to net interest income and fair value adjustments for assets invested in by the Company, assets with equal and offsetting liabilities, and total interest income, interest expense and net fair value adjustments:

	Three Months Ended			Change (%)
	June 30, 2020	March 31, 2020	June 30, 2019	Q2 2020 vs Q2 2019	Q2 2020 vs Q1 2020
Loans invested in by the Company, securities available for sale, cash, cash equivalents and restricted cash, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$27,361	$29,375	$28,229	(3)%	(7)%
Securities available for sale	3,397	3,779	3,475	(2)%	(10)%
Cash, cash equivalents and restricted cash	102	881	1,660	(94)%	(88)%
Total	30,860	34,035	33,364	(8)%	(9)%
Interest expense:
Credit facilities and securities sold under repurchase agreements	(5,850)	(7,538)	(6,366)	(8)%	(22)%
Securitization notes and certificates	(2,216)	(1,327)	(1,352)	64%	67%
Total	(8,066)	(8,865)	(7,718)	5%	(9)%
Net interest income	22,794	25,170	25,646	(11)%	(9)%
Net fair value adjustments	(6,378)	(101,738)	(35,974)	(82)%	(94)%
Net interest income and fair value adjustments	$16,416	$(76,568)	$(10,328)	N/M	(121)%

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$29,700	$35,376	$59,198	(50)%	(16)%
Interest expense:
Notes, certificates and secured borrowings	(29,700)	(35,376)	(59,198)	(50)%	(16)%
Net interest income	$—	$—	$—	—%	—%

Total net interest income and fair value adjustments:
Interest income	$60,560	$69,411	$92,562	(35)%	(13)%
Interest expense	(37,766)	(44,241)	(66,916)	(44)%	(15)%
Net fair value adjustments	(6,378)	(101,738)	(35,974)	(82)%	(94)%
Net interest income and fair value adjustments	$16,416	$(76,568)	$(10,328)	N/M	(121)%
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30,
	2020	2019	Change (%)
Loans invested in by the Company, securities available for sale, cash, cash equivalents and restricted cash, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$56,736	$57,014	—%
Securities available for sale	7,176	6,571	9%
Cash, cash equivalents and restricted cash	983	3,444	(71)%
Total	64,895	67,029	(3)%
Interest expense:
Credit facilities and securities sold under repurchase agreements	(13,388)	(12,645)	6%
Securitization notes and certificates	(3,543)	(3,926)	(10)%
Total	(16,931)	(16,571)	2%
Net interest income	$47,964	$50,458	(5)%
Net fair value adjustments	(108,116)	(70,703)	53%
Net interest income and fair value adjustments	$(60,152)	$(20,245)	197%

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$65,076	$125,705	(48)%
Interest expense:
Notes, certificates and secured borrowings	(65,076)	(125,705)	(48)%
Net interest income	$—	$—	—%

Total net interest income and fair value adjustments:
Interest income	$129,971	$192,734	(33%)
Interest expense	(82,007)	(142,276)	(42%)
Net fair value adjustments	(108,116)	(70,703)	53%
Net interest income and fair value adjustments	$(60,152)	$(20,245)	197%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following tables provide the outstanding average balances, which are key drivers of interest income and interest expense in the periods presented:

	Outstanding Average Balances for Three Months Ended			Change (%)
	June 30, 2020	March 31, 2020	June 30, 2019	Q2 2020 vs Q2 2019	Q2 2020 vs Q1 2020
Cash, cash equivalents and restricted cash	$458,850	$465,395	$496,854	(8)%	(1)%
Loans held for investment by the Company	$79,464	$65,759	$7,978	N/M	21%
Loans held for sale by the Company	$773,513	$796,567	$637,768	21%	(3)%
Securities available for sale	$232,405	$257,812	$205,293	13%	(10)%
Credit facilities and securities sold under repurchase agreements	$582,967	$597,532	$365,488	60%	(2)%
Securitization notes and certificates	$197,851	$127,488	$113,805	74%	55%
Loans held for investment	$920,083	$1,066,854	$1,701,856	(46)%	(14)%
Notes, certificates and secured borrowings	$920,115	$1,066,865	$1,701,856	(46)%	(14)%

	Outstanding Average Balances for Six Months Ended June 30,
	2020	2019	Change (%)
Cash, cash equivalents and restricted cash	$466,199	$544,229	(14)%
Loans held for investment by the Company	$71,035	$6,170	N/M
Loans held for sale by the Company	$777,823	$713,750	9%
Securities available for sale	$253,759	$194,807	30%
Credit facilities and securities sold under repurchase agreements	$585,894	$375,352	56%
Securitization notes and certificates	$156,466	$172,884	(9)%
Loans held for investment	$993,869	$1,803,881	(45)%
Notes, certificates and secured borrowings	$993,894	$1,808,721	(45)%
N/M – Not meaningful

Interest income associated with loans invested in by the Company, securities available for sale, and cash, cash equivalents and restricted cash was $30.9 million and $33.4 million for the second quarters of 2020 and 2019, respectively, a decrease of 8%. The decrease was primarily due to a decrease in the average outstanding balance of cash, cash equivalents and restricted cash, partially offset by an increase in the average outstanding balance of loans invested in by the Company and securities available for sale.

Interest income associated with loans invested in by the Company, securities available for sale, and cash, cash equivalents and restricted cash was $30.9 million and $34.0 million for the second and first quarters of 2020, respectively, a decrease of 9%. The decrease was primarily due to a decrease in the average outstanding balance of securities available for sale and cash, cash equivalents and restricted cash.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Interest income associated with loans invested in by the Company, securities available for sale, and cash, cash equivalents and restricted cash was $64.9 million and $67.0 million for the first halves of 2020 and 2019, respectively, a decrease of 3%. The decrease was primarily due to a decrease in the average outstanding balance of cash, cash equivalents and restricted cash, partially offset by an increase in the average outstanding balance of loans invested in by the Company and securities available for sale.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes and certificates was $8.1 million and $7.7 million for the second quarters of 2020 and 2019, respectively. The increase was primarily due to an increase in the average outstanding balance of credit facilities and securities sold under repurchase agreements.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes and certificates was $8.1 million and $8.9 million for the second and first quarters of 2020, respectively. The decrease was primarily due to a decrease in the average outstanding balance of credit facilities and securities sold under repurchase agreements, partially offset by an increase in the average outstanding balance of securitization notes and certificates.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes and certificates was $16.9 million and $16.6 million for the first halves of 2020 and 2019, respectively, an increase of 2%. The increase was primarily due to an increase in the average outstanding balance of credit facilities and securities sold under repurchase agreements, partially offset by a decrease in the average outstanding balance of securitization notes and certificates.

Net fair value adjustments were $(6.4) million and $(36.0) million for the second quarters of 2020 and 2019, respectively, a decrease of 82%. The decrease was primarily due to significant fair value adjustments recorded in the first quarter of 2020 due to COVID-19 and a decrease in loans purchased by the Company.

Net fair value adjustments were $(6.4) million and $(101.7) million for the second and first quarters of 2020, respectively, a decrease of 94%. The decrease was primarily due to significant fair value adjustments recorded in the first quarter of 2020 due to COVID-19, which included an increase in estimated expected credit losses and an increase in liquidity premium on loans and securities available for sale.

Net fair value adjustments were $(108.1) million and $(70.7) million for the first halves of 2020 and 2019, respectively, an increase of 53%. The increase was primarily due to significant fair value adjustments recorded in the first quarter of 2020 due to COVID-19, which included an increase in estimated expected credit losses and an increase in liquidity premium on loans and securities available for sale.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $29.7 million and $59.2 million for the second quarters of 2020 and 2019, respectively, a decrease of 50%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $29.7 million and $35.4 million for the second and first quarters of 2020, respectively, a decrease of 16%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $65.1 million and $125.7 million for the first halves of 2020 and 2019, respectively, a

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

decrease of 48%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings.

Investor Fees

The tables below illustrate the composition of investor fees and the outstanding principal balance of loans serviced, which is a key driver of investor fees, by the method in which the loans were financed for each period presented:

	Three Months Ended			Change (%)
	June 30, 2020	March 31, 2020	June 30, 2019	Q2 2020 vs Q2 2019	Q2 2020 vs Q1 2020
Investor Fees:
Whole loans sold	$15,607	$36,855	$25,898	(40)%	(58)%
Notes, certificates and secured borrowings	3,708	4,904	6,374	(42)%	(24)%
Total	$19,315	$41,759	$32,272	(40)%	(54)%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions)(1):
Whole loans sold	$12,421	$14,118	$12,777	(3)%	(12)%
Notes, certificates and secured borrowings	851	991	1,605	(47)%	(14)%
Total excluding loans invested in by the Company	$13,272	$15,109	$14,382	(8)%	(12)%
Loans invested in by the Company	690	866	426	62%	(20)%
Total	$13,962	$15,975	$14,808	(6)%	(13)%

	Six Months Ended June 30,
	2020	2019	Change (%)
Investor Fees:
Whole loans sold	$52,462	$50,511	4%
Notes, certificates and secured borrowings	8,612	13,492	(36)%
Total	$61,074	$64,003	(5)%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions)(1):
Whole loans sold	$12,421	$12,777	(3)%
Notes, certificates and secured borrowings	851	1,605	(47)%
Total excluding loans invested in by the Company	$13,272	$14,382	(8)%
Loans invested in by the Company	690	426	62%
Total	$13,962	$14,808	(6)%

(1)	As of the end of each respective period.

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

Investor fees – whole loans sold: Investor fee revenue related to the servicing of whole loans sold was $15.6 million and $25.9 million for the second quarters of 2020 and 2019, respectively, a decrease of 40%. The decrease was primarily due to a decrease in the fair value of servicing rights as a result of higher prepayment estimates.

Investor fee revenue related to the servicing of whole loans sold was $15.6 million and $36.9 million for the second and first quarters of 2020, respectively, a decrease of 58%. The decrease was primarily due to a decrease in the fair value of servicing rights as a result of higher prepayment estimates, a lower principal balance of whole loans serviced and decreases in charged-off loan sales and delinquent loan collections.

Investor fee revenue related to the servicing of whole loans sold was $52.5 million and $50.5 million for the first halves of 2020 and 2019, respectively, an increase of 4%. The increase was primarily due to a higher principal balance of whole loans serviced and increases in charged-off loan sales and delinquent loan collections, partially offset by a decrease in the fair value of servicing rights.

Investor fees – notes, certificates and secured borrowings: Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $3.7 million and $6.4 million for the second quarters of 2020 and 2019, respectively, a decrease of 42%. The decrease was primarily due to a lower principal balance of loans serviced and decreases in charged-off loan sales and delinquent loan collections.

Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $3.7 million and $4.9 million for the second and first quarters of 2020, respectively, a decrease of 24%. The decrease was primarily due to a lower principal balance of loans serviced and decreases in charged-off loan sales and delinquent loan collections.

Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $8.6 million and $13.5 million for the first halves of 2020 and 2019, respectively, a decrease of 36%. The decrease was primarily due to a lower principal balance of loans serviced and decreases in charged-off loan sales and delinquent loan collections.

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

Gain on sales of loans was $1.7 million and $13.9 million for the second quarters of 2020 and 2019, respectively, a decrease of 88%. The decrease was primarily due to a decrease in the volume of loans sold that resulted in lower gains on sales of loans.

Gain on sales of loans was $1.7 million and $14.3 million for the second and first quarters of 2020, respectively, a decrease of 88%. The decrease was primarily due to a decrease in the volume of loans sold that resulted in lower gains on sales of loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Gain on sales of loans was $16.0 million and $29.0 million for the first halves of 2020 and 2019, respectively, a decrease of 45%. The decrease was primarily due to a decrease in the volume of loans sold that resulted in lower gains on sales of loans.

Other Revenue

Other revenue primarily consists of sublease revenue from our sublet office space in San Francisco, California, and referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies. The tables below illustrate the composition of other revenue for each period presented:

	Three Months Ended			Change (%)
	June 30, 2020	March 31, 2020	June 30, 2019	Q2 2020 vs Q2 2019	Q2 2020 vs Q1 2020
Sublease revenue	$1,537	$1,534	$1,016	51%	—%
Referral revenue	625	1,614	1,328	(53)%	(61)%
Other	378	1,363	426	(11)%	(72)%
Other revenue	$2,540	$4,511	$2,770	(8)%	(44)%

			Six Months Ended June 30,
			2020	2019	Change (%)
Sublease revenue			$3,071	$2,023	52%
Referral revenue			2,239	2,023	11%
Other			1,741	779	123%
Other revenue			$7,051	$4,825	46%

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

	Three Months Ended			Change (%)
	June 30, 2020	March 31, 2020	June 30, 2019	Q2 2020 vs Q2 2019	Q2 2020 vs Q1 2020
Sales and marketing	$8,723	$49,784	$69,323	(87)%	(82)%
Origination and servicing	17,830	20,994	24,931	(28)%	(15)%
Engineering and product development	39,167	38,710	43,299	(10)%	1%
Other general and administrative	56,620	58,486	64,324	(12)%	(3)%
Total operating expenses	$122,340	$167,974	$201,877	(39)%	(27)%

			Six Months Ended June 30,
			2020	2019	Change (%)
Sales and marketing			$58,507	$135,946	(57)%
Origination and servicing			38,824	53,204	(27)%
Engineering and product development			77,877	85,845	(9)%
Other general and administrative			115,106	121,200	(5)%
Total operating expenses			$290,314	$396,195	(27)%

Sales and marketing: Sales and marketing expense was $8.7 million and $69.3 million for the second quarters of 2020 and 2019, respectively, a decrease of 87%. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume and a decrease in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020, partially offset by an increase in restructuring costs. Sales and marketing expense as a percent of loan originations increased to 2.68% in the second quarter of 2020 from 2.22% in the second quarter of 2019 as a result of a decrease in origination volume.

Sales and marketing expense was $8.7 million and $49.8 million for the second and first quarters of 2020, respectively, a decrease of 82%. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume and a decrease in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020, partially offset by an increase in restructuring costs. Sales and marketing expense as a percent of loan originations increased to 2.68% in the second quarter of 2020 from 1.97% in the first quarter of 2020 as a result of a decrease in origination volume.

Sales and marketing expense was $58.5 million and $135.9 million for the first halves of 2020 and 2019, respectively, a decrease of 57%. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume and a decrease in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020, partially offset by an increase in restructuring costs. Sales and marketing expense as a percent of loan originations decreased to 2.05% in the first half of 2020 from 2.32% in the first half of 2019 as a result of the Company’s cost structure simplification efforts and improvements in customer acquisition targeting models, partially offset by a decrease in origination volume.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Origination and servicing: Origination and servicing expense was $17.8 million and $24.9 million for the second quarters of 2020 and 2019, respectively, a decrease of 28%. The decrease was primarily due to a decrease in loan processing costs as a result of lower origination volume and personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020, partially offset by an increase in restructuring costs.

Origination and servicing expense was $17.8 million and $21.0 million for the second and first quarters of 2020, respectively, a decrease of 15%. The decrease was primarily due to a decrease in loan processing costs as a result of lower origination volume and personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020, partially offset by an increase in restructuring costs.

Origination and servicing expense was $38.8 million and $53.2 million for the first halves of 2020 and 2019, respectively, a decrease of 27%. The decrease was primarily due to a decrease in loan processing costs as a result of lower origination volume, partially offset by an increase in restructuring costs.

Engineering and product development: Engineering and product development expense was $39.2 million and $43.3 million for the second quarters of 2020 and 2019, respectively, a decrease of 10%. The decrease was primarily due to a decrease in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020, partially offset by an increase in restructuring costs.

We capitalized $6.5 million and $9.0 million in software development costs for the second quarters of 2020 and 2019, respectively.

Engineering and product development expense was $39.2 million and $38.7 million for the second and first quarters of 2020, respectively, an increase of 1%. The increase was primarily due to an increase in restructuring costs, partially offset by a decrease in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020.

We capitalized $6.5 million and $10.6 million in software development costs for the second and first quarters of 2020, respectively.

Engineering and product development expense was $77.9 million and $85.8 million for the first halves of 2020 and 2019, respectively, a decrease of 9%. The decrease was primarily due to a decrease in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020, partially offset by an increase in restructuring costs.

We capitalized $17.1 million and $19.7 million in software development costs for the first halves of 2020 and 2019, respectively.

Other general and administrative expense: Other general and administrative expense was $56.6 million and $64.3 million for the second quarters of 2020 and 2019, respectively, a decrease of 12%. The decrease was primarily due to decreases in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020 and professional services, partially offset by an increase in restructuring costs.

Other general and administrative expense was $56.6 million and $58.5 million for the second and first quarters of 2020, respectively, a decrease of 3%. The decrease was primarily due to decreases in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020 and expenses related to the acquisition of Radius, partially offset by an increase in restructuring costs.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Other general and administrative expense was $115.1 million and $121.2 million for the first halves of 2020 and 2019, respectively, a decrease of 5%. The decrease was primarily due to decreases in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020, professional services and facilities expense, partially offset by increases in restructuring costs and expenses related to the acquisition of Radius.

Income Taxes

For the first half of 2020, the Company recorded income tax expense of $319 thousand, which is primarily attributable to the tax effects of unrealized losses recorded to other comprehensive income associated with the Company’s available for sale portfolio. For the second quarter and first half of 2019, the Company recorded income tax benefit of $438 thousand, which is primarily attributable to the tax effects of unrealized gains recorded to other comprehensive income associated with the Company’s available for sale portfolio. The Company did not record any income tax expense (benefit) during the second quarter of 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law to provide certain relief as a result of COVID-19. As of June 30, 2020, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our effective tax rate.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Contribution and Contribution Margin

Contribution is a non-GAAP financial measure that is calculated as net revenue less “Sales and marketing” and “Origination and servicing” expenses on the Company’s Condensed Consolidated Statements of Operations, adjusted to exclude cost structure simplification, restructuring costs, other items (related to one-time expenses resulting from COVID-19) and non-cash stock-based compensation expenses within these captions and income or loss attributable to noncontrolling interests. These costs represent the costs that are most directly related to generating such revenue. The adjustment for cost structure simplification expense relates to a review of our cost structure and a number of expense initiatives underway, including the establishment of a site in the Salt Lake City area. The expense includes incremental and excess personnel-related expenses associated with establishing our Salt Lake City area site and external advisory fees. The adjustment for restructuring costs included severance and other personnel-related expenses, lease-related expenses and software impairment related to the impact of COVID-19 on the Company’s business. Contribution margin is a non-GAAP financial measure calculated by dividing Contribution by total net revenue.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table shows the calculation of Contribution and Contribution Margin:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total net revenue	$43,869	$120,206	$190,807	$164,075	$365,225
Sales and marketing expense	8,723	49,784	69,323	58,507	135,946
Origination and servicing expense	17,830	20,994	24,931	38,824	53,204
Total direct expenses	26,553	70,778	94,254	97,331	189,150
Cost structure simplification expense (1)	—	175	646	175	4,352
Restructuring costs (2)	2,285	—	—	2,285	—
Other items (2)	341	—	—	341	—
Stock-based compensation (2)	1,453	2,299	2,386	3,752	4,881
Income attributable to noncontrolling interests	—	—	(29)	—	(64)
Contribution	$21,395	$51,902	$99,556	$73,297	$185,244
Contribution margin	48.8%	43.2%	52.2%	44.7%	50.7%

(1)
Contribution excludes the portion of personnel-related expense associated with establishing a site in the Salt Lake City area that is included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)	Contribution excludes the portion of expenses included in the “Sales and marketing” and “Origination and servicing” expense categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of LendingClub net loss to Contribution for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
LendingClub net loss	$(78,471)	$(48,087)	$(10,661)	$(126,558)	$(30,596)
Engineering and product development expense	39,167	38,710	43,299	77,877	85,845
Other general and administrative expense	56,620	58,486	64,324	115,106	121,200
Cost structure simplification expense (1)	—	175	646	175	4,352
Restructuring costs (2)	2,285	—	—	2,285	—
Other items (2)	341	—	—	341	—
Stock-based compensation expense (2)	1,453	2,299	2,386	3,752	4,881
Income tax expense (benefit)	—	319	(438)	319	(438)
Contribution	$21,395	$51,902	$99,556	$73,297	$185,244
Total net revenue	$43,869	$120,206	$190,807	$164,075	$365,225
Contribution margin	48.8%	43.2%	52.2%	44.7%	50.7%

(1)
Contribution excludes the portion of personnel-related expenses associated with establishing a site in the Salt Lake City area that are included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)	Contribution excludes the portion of expenses included in the “Sales and marketing” and “Origination and servicing” expense categories.

Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted Net Income (Loss) is a non-GAAP financial measure defined as net income (loss) attributable to LendingClub adjusted to exclude certain items that are either non-recurring, do not contribute directly to management’s evaluation of its operating results, or non-cash items, such as (1) expenses related to our cost structure simplification as discussed above, (2) goodwill impairment, (3) legal, regulatory and other expense related to legacy issues, (4) acquisition and related expenses, (5) restructuring costs and (6) other items (consisting of certain non-legacy litigation and/or regulatory settlement expenses, gains on disposal of certain assets, and expenses resulting from COVID-19), net of tax. Legacy items are generally those expenses that arose from the decisions of legacy management prior to the board review initiated in 2016 and resulted in the resignation of our former CEO, including legal and other costs associated with ongoing regulatory and government investigations, indemnification obligations, litigation, and termination of certain legacy contracts. In the second quarter of 2020, we added an adjustment to Adjusted Net Income (Loss) for “Restructuring costs” to adjust for severance and other personnel-related expenses, lease-related expenses and software impairment related to the impact of COVID-19 on the Company’s business. In the fourth quarter of 2019, we added an adjustment to Adjusted Net Income (Loss) for “Acquisition and related expenses” to adjust for costs related to the acquisition of Radius. In the second quarter of 2019, we added an adjustment to Adjusted Net Income (Loss) and Adjusted EBITDA for “Other items” to adjust for expenses or gains that are not part of our core operating results. We believe Adjusted Net Income (Loss) is an important measure because it directly reflects the financial performance of our business.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) attributable to LendingClub adjusted to exclude certain items that are either non-recurring, do not contribute directly to management's evaluation of its operating results, or non-cash items, such as (1) cost structure simplification expense, (2) goodwill impairment, (3) legal, regulatory and other expense related to legacy issues, (4) acquisition and related expenses, (5) restructuring costs, (6) other items, as discussed above, (7) depreciation, impairment and amortization expense, (8) stock-based compensation expense and (9) income tax expense (benefit).

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

The following table presents a reconciliation of LendingClub net loss to Adjusted Net Loss and Adjusted EBITDA for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
LendingClub net loss	$(78,471)	$(48,087)	$(10,661)	$(126,558)	$(30,596)
Cost structure simplification expense (1)	—	228	1,934	228	6,206
Legal, regulatory and other expense related to legacy issues (2)	4,354	4,476	6,791	8,830	10,936
Acquisition and related expenses (3)	456	3,611	—	4,067	—
Restructuring costs (4)	17,036	—	—	17,036	—
Other items (5)	2,373	621	704	2,994	704
Adjusted net loss	(54,252)	(39,151)	(1,232)	(93,403)	(12,750)
Depreciation and impairment expense:
Engineering and product development	10,177	10,423	11,838	20,600	25,211
Other general and administrative	1,480	1,603	1,596	3,083	3,138
Amortization of intangible assets	772	846	866	1,618	1,806
Stock-based compensation expense	14,204	18,129	20,551	32,333	38,803
Income tax expense (benefit)	—	319	(438)	319	(438)
Adjusted EBITDA	$(27,619)	$(7,831)	$33,181	$(35,450)	$55,770
Total net revenue	$43,869	$120,206	$190,807	$164,075	$365,225
Adjusted EBITDA margin	(63.0)%	(6.5)%	17.4%	(21.6)%	15.3%

(1)
Includes personnel-related expenses associated with establishing a site in the Salt Lake City area. These expenses are included in “Sales and marketing,” “Origination and servicing,” “Engineering and product development” and “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations. In the first half of 2019, also includes external advisory fees which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations.

(2)
Consists of legacy legal expenses which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations and expense related to the dissolution of certain private funds managed by LCAM, which is included in “Net fair value adjustments” on the Company’s Condensed Consolidated Statements of Operations.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

(3)	Represents costs related to the acquisition of Radius.
(4)    Includes severance and other personnel-related expenses, lease-related expenses and software impairment related to the impact of COVID-19 on the Company’s business.

(5)
In the second quarter of 2020, includes expenses related to certain non-legacy litigation and regulatory matters, which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations and one-time expenses resulting from COVID-19 which are included in “Sales and marketing,” “Origination and servicing,” “Engineering and product development” and “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations. In the first quarter of 2020, includes one-time expenses resulting from COVID-19 which are included in “Engineering and product development” and “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations. In the second quarter and first half of 2019, includes expenses related to certain non-legacy litigation and regulatory matters, partially offset by a gain on sale of our small business operating segment, which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations.

Adjusted EPS

Adjusted EPS is a non-GAAP financial measure calculated by dividing Adjusted Net Income (Loss) attributable to both common and preferred stockholders by the weighted-average diluted common and preferred shares outstanding. We believe that Adjusted EPS is an important measure because it directly reflects the core operating results of our business on a per share basis, which analysts have informed us provides a useful comparison from period to period without unusual or non-recurring items.

The following table presents a calculation of Adjusted EPS for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	Common and Preferred Stock (1)(2)	Common and Preferred Stock (1)(2)	Common Stock	Common and Preferred Stock (1)(2)	Common Stock
Adjusted net loss attributable to stockholders	$(54,252)	$(39,151)	$(1,232)	$(93,403)	(12,750)

Weighted-average shares – diluted (3)	89,866,880	89,085,270	86,719,049	89,477,374	86,429,892
Weighted-average other dilutive equity awards	—	—	—	—	—
Non-GAAP diluted shares (3)	89,866,880	89,085,270	86,719,049	89,477,374	86,429,892

Adjusted EPS – diluted (3)	$(0.60)	$(0.44)	$(0.01)	$(1.04)	$(0.15)

(1)
Presented on an as-converted basis, as the preferred stock is considered common shares because it participates in earnings similar to common stock and does not receive any significant preferences over the common stock.

(2)	See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 4. Net Income (Loss) Per Share” and “Note 14. Stockholders' Equity” for additional information.

(3)	Beginning in the first quarter of 2020, includes the total weighted-average shares outstanding of both common and preferred stock on an as-converted basis.

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

	June 30, 2020				December 31, 2019
	Retail Program (1)	Consolidated VIEs (2)(4)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet	Retail Program (1)	Consolidated VIEs (2)(4)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet
Assets
Cash and cash equivalents	$—	$—	$338,394	$338,394	$—	$—	$243,779	$243,779
Restricted cash	—	13,676	120,669	134,345	—	2,894	240,449	243,343
Securities available for sale	—	—	221,930	221,930	—	—	270,927	270,927
Loans held for investment at fair value	683,486	101,742	—	785,228	881,473	197,842	—	1,079,315
Loans held for investment by the Company at fair value (4)	—	60,396	5,161	65,557	—	37,638	6,055	43,693
Loans held for sale by the Company at fair value	—	118,292	468,801	587,093	—	—	722,355	722,355
Accrued interest receivable	5,622	2,083	3,609	11,314	5,930	1,815	5,112	12,857
Property, equipment and software, net	—	—	106,697	106,697	—	—	114,370	114,370
Operating lease assets	—	—	79,407	79,407	—	—	93,485	93,485
Intangible assets, net	—	—	12,932	12,932	—	—	14,549	14,549
Other assets	—	—	109,702	109,702	—	—	143,668	143,668
Total assets	$689,108	$296,189	$1,467,302	$2,452,599	$887,403	$240,189	$1,854,749	$2,982,341
Liabilities and Equity
Accounts payable	$—	$—	$2,951	$2,951	$—	$—	$10,855	$10,855
Accrued interest payable	5,622	1,413	745	7,780	5,930	1,737	1,593	9,260
Operating lease liabilities	—	—	100,911	100,911	—	—	112,344	112,344
Accrued expenses and other liabilities	—	—	86,369	86,369	—	—	142,636	142,636
Payable to investors	—	—	49,405	49,405	—	—	97,530	97,530
Notes, certificates and secured borrowings at fair value	683,486	101,742	700	785,928	881,473	197,842	2,151	1,081,466
Payable to Structured Program note and certificate holders at fair value(4)	—	193,034	—	193,034	—	40,610	—	40,610
Credit facilities and securities sold under repurchase agreements	—	—	480,079	480,079	—	—	587,453	587,453
Total liabilities	689,108	296,189	721,160	1,706,457	887,403	240,189	954,562	2,082,154
Total equity	—	—	746,142	746,142	—	—	900,187	900,187
Total liabilities and equity	$689,108	$296,189	$1,467,302	$2,452,599	$887,403	$240,189	$1,854,749	$2,982,341

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

(1)    Represents loans held for investment at fair value that are funded directly by our Retail Program notes. The liabilities are only payable from the cash flows generated by the associated assets. We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that are funded by our Retail Program because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. We do not retain any economic interests from our Retail Program. Interest expense on Retail Program notes of $53.8 million and $80.8 million was equally matched and offset by interest income from the related loans of $53.8 million and $80.8 million for the first halves of 2020 and 2019, respectively, resulting in no net effect on our Net interest income and fair value adjustments.
(2)    Represents assets and equal and offsetting liabilities of certain VIEs that we are required to consolidate in accordance with GAAP, but which are not legally ours. The liabilities are only payable from the cash flows generated by the associated assets. The creditors of the VIEs have no recourse to the general credit of the Company. Interest expense on these liabilities owned by third parties of $14.9 million and net fair value adjustments of $5.7 million for the first half of 2020 were equally matched and offset by interest income on the loans of $20.6 million, resulting in no net effect on our Net interest income and fair value adjustments. Interest expense on these liabilities owned by third parties of $47.5 million and net fair value adjustments of $7.7 million for the first half of 2019 were equally matched and offset by interest income on the loans of $55.2 million, resulting in no net effect on our Net interest income and fair value adjustments. Economic interests held by LendingClub, including retained interests, residuals and equity of the VIEs, are reflected in “Loans held for sale by the Company at fair value,” “Loans held for investment by the Company at fair value” and “Restricted cash,” respectively, within the “All Other LendingClub” column.
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

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Cash and cash equivalents (1)	$338,394	$294,345	$243,779	$199,950	$334,713
Restricted cash committed for loan purchases (2)	290	4,572	68,001	84,536	31,945
Securities available for sale	221,930	256,554	270,927	246,559	220,449
Loans held for investment by the Company at fair value (3)	65,557	71,003	43,693	4,211	5,027
Loans held for sale by the Company at fair value	587,093	741,704	722,355	710,170	435,083
Payable to Structured Program note and certificate holders at fair value (3)	(193,034)	(206,092)	(40,610)	—	—
Credit facilities and securities sold under repurchase agreements	(480,079)	(621,020)	(587,453)	(509,107)	(324,426)
Other assets and liabilities (2)	23,916	61,107	(6,226)	(31,795)	(12,089)
Net cash and other financial assets (4)	$564,067	$602,173	$714,466	$704,524	$690,702

(1)	Variations in cash and cash equivalents are primarily due to variations in the amount and timing of loan purchases invested in by the Company.

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

Investments in Quarterly Originations by Investment Channel and Investor Concentration

Our investment channels consist of (1) Banks, which are deposit taking institutions or their affiliates, (2) self-directed retail investors, (3) Managed accounts and Other institutional investors, which primarily include other non-bank investors, dedicated third-party funds, and public and private funds managed by third-party asset managers,

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

and (4) LendingClub inventory, which includes loan originations purchased by the Company during the period and not yet sold as of the period end.

The following table shows the percentage of loan origination volume issued in the period and purchased or pending purchase by each investment channel as of the end of each period presented:

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Investor Type:
Banks	68%	43%	32%	38%	45%
Self-directed retail investors	17%	4%	3%	4%	5%
Managed accounts	10%	16%	17%	15%	16%
LendingClub inventory (1)	5%	20%	23%	23%	13%
Other institutional investors	—%	17%	25%	20%	21%
Total	100%	100%	100%	100%	100%

(1)
LendingClub inventory reflects loans purchased or pending purchase by the Company during the period, excluding loans held by the Company through consolidated trusts, if applicable, and not yet sold as of the period end.

Loan origination volume decreased during the second quarter of 2020 driven by lower investor demand for loans across our platform due to the impact of COVID-19. This reduction in investor demand resulted in a higher mix of purchases by bank investors as opposed to institutional investors. In addition, in response to COVID-19 and the related capital market dislocation, the Company significantly reduced using its own capital to fund the purchase of loans for Structured Program transactions. See “Current Economic and Business Environment” section for additional discussion.

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

The following table provides the percentage of loans invested in by the ten largest external investors and by the largest single investor during each of the previous five quarters (by dollars invested):

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Percentage of loans invested in by ten largest investors	77%	56%	51%	55%	62%
Percentage of loans invested in by largest single investor	22%	21%	19%	29%	33%

The composition of the top ten investors may vary from period to period. During the second quarter of 2020, the percentage of loans invested in by the Company’s ten largest investors increased as a result of a decrease in loan origination volume and an increase in the mix of loans purchased on our platform by bank investors, as discussed above. Due to COVID-19 there has been a reduction in investor demand on our platform reflecting market dislocation for unsecured personal loans. The reduction in investor demand has furthered investor concentration to a limited number of purchasers that are continuing to purchase loans but are currently doing so at lower volumes relative to historical purchasing activity.

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

The charts provided below display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through June 30, 2020, by booking year, for all standard program loans and 36-month or 60-month terms for each of the years shown. The charts display lifetime cumulative net charge-off rates using months on book for each annual vintage presented. Each annual vintage’s lifetime cumulative net charge-offs vary based on the maturity of each loan’s month on book. In the second quarter and first half of 2020, standard program loans accounted for 68% and 70%, respectively, of all loan origination volume.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Cumulative Lifetime Charge-off Rates
All 36 Month Standard Program Personal Loans
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
1
3
5
7
9
11
13
15
17
19
21
23
25
27
29
31
33
35
Months on Book
Y2016
Y2017
Y2018
Y2019
Y2020
Y2016
Y2017
Y2018
Y2019
Y2020

Net Cumulative Lifetime Charge-off Rates
All 60 Month Standard Program Personal Loans
18.0%
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
Y2016
Y2015
Y2014
Y2017
Y2018
Y2019
Y2020
1 3 5 7 9 11 13 15 17 19 21 23 25 27 29 31 33 35 37 39 41 43 45 47 49 51 53 55 57 59
Months on Book
Y2014
Y2015
Y2016
Y2017
Y2018
Y2019
Y2020

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
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan Portfolio Information and Credit Metrics

Fair Value and Delinquencies

For loans held for investment that are backed by notes, certificates and secured borrowings on our Condensed Consolidated Balance Sheets, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	June 30, 2020			December 31, 2019
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (1)	Delinquent Loans (1)	Outstanding Principal Balance	Fair Value (1)	Delinquent Loans (1)
Personal loans – standard program	$850.5	92.2%	1.5%	$1,144.8	93.9%	3.1%
Personal loans – custom program	1.0	95.6	2.2	4.1	94.8	5.7
Total	$851.5	92.2%	1.5%	$1,148.9	93.9%	3.1%

(1)	Expressed as a percent of outstanding principal balance.

Decreases in the fair value of loans as a percent of outstanding principal balance from December 31, 2019 to June 30, 2020 were primarily due to changes in market conditions, including an increase in estimated expected credit losses and an increase in liquidity premium. In addition, loans to eligible borrowers participating in Skip-a-Pay are not considered delinquent during the commensurate period the loan is extended.

For loans invested in directly by the Company for which there were no associated notes, certificates or secured borrowings, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	June 30, 2020			December 31, 2019
(in millions, except percentages)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)
Personal loans – standard program	$599.1	87.7%	0.8%	$597.9	96.5%	0.8%
Personal loans – custom program	53.3	88.2	1.1	92.8	98.1	0.4
Other loans (1)	91.0	87.8	3.6	103.7	94.7	3.9
Total	$743.4	87.8%	1.2%	$794.4	96.4%	1.2%

(1)	Components of other loans are less than 10% of the outstanding principal balance if presented individually.

(2)	Includes both loans held for investment and loans held for sale.

(3)	Expressed as a percent of outstanding principal balance.

Decreases in the fair value of total loans invested in by the Company as a percent of outstanding principal balance from December 31, 2019 to June 30, 2020 were primarily due to changes in market conditions, including an increase in estimated expected credit losses and an increase in liquidity premium. In addition, loans to eligible borrowers participating in Skip-a-Pay are not considered delinquent during the commensurate period the loan is extended.

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

As a result of the impact of COVID-19, the Company expects an increase in actual net charge-offs in the coming months. See the “Current Economic and Business Environment” section for additional discussion on the impact of the pandemic on our business.

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last five quarters were as follows:

Total Platform (1)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Personal Loans – Standard Program:
Annualized net charge-off rate	6.5%	6.4%	7.0%	6.4%	6.4%
Weighted-average age in months	15.0	12.9	12.5	12.3	12.3

Personal Loans – Custom Program:
Annualized net charge-off rate	11.4%	10.6%	11.5%	10.9%	10.8%
Weighted-average age in months	12.5	10.1	9.4	9.3	9.9

(1)
Total platform comprises all loans facilitated through our lending marketplace, including whole loans sold and loans financed by notes, certificates and secured borrowings, but excluding education and patient finance loans, auto refinance loans and small business loans.

The annualized net charge-off rate in the second quarter of 2020 compared to the second quarter of 2019 remained relatively flat for the standard personal loan program. The increase in the annualized net charge-off rates in the second quarter of 2020 compared to the first quarter of 2020 for both the standard and custom personal loan programs primarily reflects the effect of lower outstanding loan balances, partially offset by a decrease in actual net charge-offs.

The increase in the weighted-average age in months in the second quarter of 2020 compared to the second quarter of 2019 and the first quarter of 2020 for both the standard and custom personal loan programs is primarily due to lower origination volume.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The annualized net charge-off rates for personal loans for both standard and custom programs for loans retained on our Condensed Consolidated Balance Sheets for the last five quarters were as follows:

Loans Retained on Balance Sheet (1)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Personal Loans – Standard Program:
Annualized net charge-off rate	4.3%	4.7%	7.1%	6.8%	7.1%
Weighted-average age in months	12.8	11.0	12.4	12.7	15.9

Personal Loans – Custom Program:
Annualized net charge-off rate	5.6%	(2.6)%	1.6%	2.5%	1.6%
Weighted-average age in months	6.4	4.7	3.9	6.9	6.4

(1)
Loans retained on balance sheet include loans invested in by the Company as well as loans held for investment that are funded directly by member payment dependent notes related to our Retail Program and certificates.

The decrease in annualized net charge-off rates for the standard personal loan program in the second quarter of 2020 compared to the second quarter of 2019 for the loans retained on our Condensed Consolidated Balance Sheets primarily reflects a greater decrease in actual net charge-offs proportionate to the decrease in outstanding loan balances. The increase in annualized net charge-off rates for the custom personal loan program primarily reflects the effect of lower outstanding loan balances and an increase in actual net charge-offs.

The decrease in the annualized net charge-off rates for the standard personal loan program in the second quarter of 2020 compared to the first quarter of 2020 for the loans retained on our Condensed Consolidated Balance Sheets primarily reflects a decrease in actual net charge-offs, partially offset by the effect of lower outstanding loan balances. The increase in the annualized net charge-off rates for the custom personal loan program primarily reflects an increase in actual net charge-offs and the effect of lower outstanding loan balances.

Historically, the annualized net charge-off rates for standard program loans have been higher for loans retained on our Condensed Consolidated Balance Sheets compared to loans reflected at the total platform level for each quarter because of, among other reasons, a difference in grade distribution for the two portfolios. In 2019, the Company began purchasing a higher proportion of grade A and B loans than it had previously, with the proportion of grade A and B loans at 58% for both the retained loan portfolio and the total platform level as of June 30, 2020. This difference in loan grade distribution results in lower net charge-off rates for the loans on the Condensed Consolidated Balance Sheets compared to the total platform, as grade A and B loans have lower expected and actual credit losses.

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

For example, in January 2017, the Colorado Administrator (Administrator) of the Uniform Consumer Credit Code (UCCC) filed suit against Avant, Inc., a company that operates an online consumer loan platform. The Administrator asserts that loans to Colorado residents facilitated through Avant’s platform were required to comply with Colorado laws regarding interest rates and fees, and that those laws were not preempted by federal laws that apply to loans originated by WebBank, the federally regulated issuing bank who originates loans through Avant’s platform, as well as through our platform. Although Avant removed its case to federal court in March 2017, the United States District Court for the District of Colorado issued an order in March 2018 remanding the case to the District Court for the City and County of Denver. In March 2018, the United States District Court for the District of Colorado also issued an order dismissing a parallel case brought by WebBank that sought a declaratory judgment regarding the applicability of preemption to Colorado usury laws and permanent injunctions against the Administrator that would prevent the Administrator from enforcing Colorado usury laws against WebBank and certain parties associated with loans originated by it. Avant thereafter filed a Motion to Dismiss in District Court for the State of Colorado and WebBank moved to intervene in the case. In August 2018, the Court granted WebBank’s motion but denied Avant’s motion. In November 2018, the Administrator added as defendants certain securitization trusts that had acquired Avant loans. The Administrator is seeking a penalty of ten times the amount of the “excess” finance charges. Trials in this case and in a similar case pending in Colorado against Marlette Funding and Cross River Bank are currently scheduled for November and September 2020, respectively. In June 2020, the court in the Marlette Funding litigation issued an order holding that non-bank loan purchasers could not charge interest rates in excess of the UCCC’s caps, that the bank originating the loans could not “export” the interest rate it could permissibly charge to non-banks, and that the UCCC is not preempted by Section 27 of the Federal Deposit Insurance Act, 12 U.S.C. § 1831(d)(a).

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

In September 2019, the OCC and the FDIC filed an amicus brief in U.S. District Court in Colorado supporting a bankruptcy court’s rejection of the Madden case in a case before it. In re Rent-Rite Super Kegs West Ltd., Case

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

No. 1:19-cv-015520-REB (D. Colo.), Dkt.11. In addition, in late 2019 the OCC issued a proposed rulemaking to amend its regulations to clarify that interest on a loan that is lawful under federal law for national banks and federal savings associations remains lawful upon the sale, assignment or other transfer of the loan. The FDIC issued a similar proposal that is applicable to FDIC insured state-chartered banks. Various comments to the proposed rules were submitted from a variety of companies and other regulators. Both the OCC and FDIC issued their final rules in May and June 2020, respectively. In July 2020, the OCC proposed a rule that would determine when a national bank or federal savings association (bank) makes a loan and is the “true lender” in the context of a partnership between a bank and a third party. The proposed rule would specify that a bank makes a loan and is the “true lender” if, as of the date of origination, it is named as the lender in the loan agreement or funds the loan. It is unclear what impact the position of these various regulators or the rules they have promulgated or proposed will have in existing or future litigation or regulatory proceedings involving arguments of federal preemption of state usury laws.

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

The Company has undertaken a review of its portfolio of licenses and has had discussions with regulators in Texas, Arizona, New York, Florida and North Dakota concerning the registrations required for the Company’s issuance of retail notes to investors in these states and has applied for registrations in these states to facilitate these operations. The Company has also had discussions with certain of these regulators to resolve concerns regarding the Company’s historical licensing/registration status in connection with retail notes issued and has reached resolutions with Texas, Arizona and North Dakota to resolve their concerns, the outcome of which are not material to the Company’s operations or financial position. The Company is not able to predict with certainty the timing, outcome, or consequence of discussions with the remaining states, including in relation to whether and how any concerns those states have will be resolved. Discussions with these remaining states could result in fines or other penalties, which are not expected to have a material adverse impact on the Company’s operations or results of operations. As of the date of this Report, the Company has also successfully obtained registrations in Arizona, North Dakota, Texas and New York, which permit it to issue retail notes to investors in these states. It is unclear if or when the Company will obtain registration in Florida.

Regulatory Actions Taken in Relation to COVID-19

Regulators and government officials at the federal government level and in states across the country have issued orders, passed laws or otherwise issued guidance in connection with COVID-19. Some of these orders and laws place restrictions on debt collection activity, all or certain types of communications with delinquent borrowers or others, require that borrowers be allowed to defer payments on outstanding debt, govern credit reporting and the use of credit reporting, and place certain restrictions and requirements on operations in the workplace. We have taken steps to monitor regulatory developments relating to COVID-19 and to comply with orders and laws applicable to our business. Given the ongoing nature of the pandemic, it is possible that additional orders, laws, or regulatory guidance may still be issued. The Company is not able to predict the extent of the impact on its business from any regulatory activity relating to or resulting from COVID-19.

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

Liquidity and Capital Resources

Liquidity

Our short-term liquidity needs generally relate to our working capital requirements, including the purchase of loans invested in by the Company. Our liquidity needs are generally met through cash generated from the operations of facilitating loan originations, servicing fee revenue, proceeds from the sales of loans (both as whole loan sales and through Structured Program transactions), principal and interest received on loans invested in by the Company, use of existing cash and cash equivalents, and draws on our credit facilities. Currently, the Company has ceased purchasing loans for Structured Program transactions due to its prioritization of cash accumulation for the acquisition and further-capitalization of Radius, as well as ongoing market dislocation related to COVID-19. In addition, we are facilitating lower volumes of loan originations impacting transaction fee revenue and offering short-term loan modifications to borrowers which may impact servicing fee revenue.

We continue to prepare for the acquisition of Radius and desire to close the transaction as quickly as possible to realize the significant value that this acquisition will create. Accordingly, it is our intent to capitalize Radius exclusively with cash. We are also actively reducing funding activities at LendingClub, the anticipated parent company of Radius, in preparation for the funding activities to take place within the bank. These activities include the strategic reduction of Warehouse Credit Facilities. The Company made progress towards these objectives in the second quarter and in the month of July 2020. First, the Company sold a total of $101.6 million in Loans Held for Sale at Fair Value in the second quarter of 2020 and approximately $90 million in bulk loan sales (borrower principal balance) in July 2020, and has plans to sell additional loans, which will result in an increase in our cash and cash equivalents after paying down our related warehouse credit facilities. Second, the Company repaid a net of $140.9 million of outstanding balances on Credit Facilities and Securities Sold Under Repurchase Agreements in the second quarter of 2020, and an additional $79.5 million of outstanding balances in July 2020. Our outstanding balances of Credit Facilities and Securities Sold Under Repurchase Agreements was $400.6 million at July 31, 2020 down from $480.1 million and $621.0 million at June 30, 2020 and March 31, 2020 respectively. Finally, we repaid and closed one Personal Loan Warehouse Credit Facility with a borrowing capacity of $250.0 million at its contractual Commitment Termination Date in June 2020, reducing total advance capacity from $750.0 million at March 31, 2020 to $500.0 million at June 30, 2020. The Company continues to believe that remaining Warehouse Credit Facility capacity will suffice to meet near-term business objectives.

As of June 30, 2020, our balance sheet includes $338.4 million in cash and cash equivalents, securities available for sale of $221.9 million (which included $148.8 million of securities pledged as collateral) and loans held for sale by the Company at fair value of $587.1 million (which included $357.7 million of loans pledged at fair value as collateral). The loans held for sale by the Company of $587.1 million includes $118.3 million held by consolidated Structured Program transactions where the risk of loss is primarily held by third parties.

The Company is closely monitoring its liquidity and requirements under existing credit facilities and repurchase agreements. Our credit facilities are secured by unsecured personal loans, and the lenders of our warehouse credit facilities and the payable to Structured Program note and certificate holders do not have recourse to the Company. Our repurchase agreements are secured by securities available for sale. We are working with our current lender counterparties to amend Commitment Termination Dates, maturity dates and maintenance provisions including the following:

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

•
A repurchase agreement with a daily rolling evergreen 45-day maturity structure for $65.9 million (which included pledged securities with a fair value of $102.9 million) as of June 30, 2020. As of August 1, 2020 the maturity date is mid-September 2020;

•	Monitoring of margin calls on repurchase agreements based on changes in security fair value;

•
Monitoring of maintenance provisions, including delinquency thresholds of our Personal Loan Warehouse Credit Facilities, of which any breach requires these credit facilities to be repaid as amortizing term loans (based on principal repayments of the financed personal loans) until the facilities’ final maturity dates;

•
Monitoring of Commitment Termination Dates for our Personal Loan Warehouse Credit Facilities with an outstanding balance of $285.5 million at June 30, 2020 (secured by unsecured personal loans with a fair value of $345.6 million) with associated Commitment Termination Dates of October 2020 for $100.5 million and February 2022 for $185.0 million. If the Commitment Termination Dates are not extended the outstanding credit facility balances are paid down as principal payments are received on the underlying loans securing the Personal Loan Warehouse Credit Facilities through to the final maturity date one year following the Commitment Termination Date; and

•
On August 3, 2020, we entered into an amendment with JPMorgan Chase Bank, N.A. (JPMorgan) to amend certain terms of our JPMorgan Personal Loan Warehouse Credit Facility dated February 24, 2020 with a Commitment Termination Date of February 2022 and an outstanding balance of $185.0 million as of June 30, 2020, and $117.5 million as of July 31, 2020. Effective August 3, 2020, the new Commitment Termination Date is December 31, 2020, the facility will step down on a schedule, from $250.0 million at June 30, 2020 to $100.0 million at August 31, 2020 and $50.0 million on November 16, 2020, and the maximum advance rate against the borrowing base will step down by 5% on each of those dates and to 50% at March 31, 2021. If the outstanding advance rate is greater than the target advance rate or the outstanding loan amount exceeds the outstanding commitment on September 1, 2020 or November 17, 2020, the advance rate will step down by an additional 5% and the interest rate will be increased by 0.75%. At December 31, 2020, the facility will enter amortization. The aging loan limit was extended to March 31, 2021, when loans that have been financed in the facility for more than 210 days will count at 50% toward the borrowing base. The interest rate increase with respect to the Commitment Termination Date has been deferred until March 31, 2021.

In addition to above, our revolving facility matures in December 2020 with an outstanding debt balance of $70.0 million as of June 30, 2020.

We have used our own capital and available credit facilities to purchase loans for future Structured Program transactions, but all such use of capital has been suspended beginning in second quarter of 2020. During the first half of 2020, the Company facilitated $2.8 billion of loans on our marketplace. We used our own capital to purchase $1.4 billion in loans, and $1.4 billion in loans were issued that were contemporaneously funded by loan sales and by the issuance of notes and certificates. The Company sold $1.3 billion in loans (of which $831 million was sold through Structured Program transactions and $453 million was sold to whole loan investors). As of June 30, 2020, the fair value of loans invested in by the Company was $652.7 million, of which $357.7 million were pledged as collateral under our credit facilities. Given the member payment dependent structure of the notes, certificates and secured borrowings, principal and interest payments on notes, certificates and secured borrowings are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity.

We may use our cash, cash equivalents and securities available for sale as additional sources of liquidity. Cash, cash equivalents and securities available for sale were $560.3 million (which included $148.8 million of securities pledged as collateral) and $514.7 million (which included $174.8 million of securities pledged as collateral) as of June 30, 2020 and December 31, 2019, respectively. Our cash and cash equivalents of $338.4 million as of June 30, 2020 are primarily held in institutional money market funds, interest-bearing deposit accounts at investment grade financial institutions, certificates of deposit, and commercial paper. Our securities available for sale of

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

$221.9 million (which included $148.8 million of securities pledged as collateral) as of June 30, 2020 consist of asset-backed securities related to our Structured Program transactions, corporate debt securities, commercial paper, other asset-backed securities, and certificates of deposit. Changes in the balance of cash and cash equivalents are generally a result of timing related to working capital requirements, purchase or sale of loans and securities available for sale, changes in debt outstanding under our credit facilities, and changes in restricted cash and other investments. Changes in the balance of securities available for sale are generally a result of activity related to our Structured Program transactions and fair value adjustments, which includes a valuation allowance for credit losses recorded in “Net fair value adjustments” on the Company’s Condensed Consolidated Statements of Operations and unrealized gains and losses recorded in “Other comprehensive income (loss)” on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss). Future cash requirements include certain contingent liabilities, including litigations and ongoing regulatory and government investigations primarily related to outstanding legacy issues. As of June 30, 2020 and December 31, 2019, we had $16.4 million and $16.0 million in accrued contingent liabilities, respectively, but actual cash payments may vary if outcomes of legal actions or settlements are different. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies” for further information.

On February 18, 2020, the Company and Radius entered into a Merger Agreement for a cash and stock transaction valued at $185 million (of which $138.75 million is in cash), subject to certain purchase price and expense adjustments of up to $22 million. The closing of the merger is subject to regulatory approval and other customary closing conditions, which the Company anticipates can be completed within 12 to 15 months of the agreement date, as well as customary transaction costs. Additionally, in connection with the Share Exchange Agreement, the Company provided Shanda a one-time cash payment of approximately $50.2 million.

Our credit facilities and securities sold under repurchase agreements are comprised of secured warehouse credit facilities for personal loans and auto refinance loans (Personal Loan Warehouse Credit Facilities and Auto Loan Warehouse Credit Facility), a secured revolving credit facility (Revolving Facility) and Repurchase Agreements.

Warehouse Credit Facilities

Personal Loan Warehouse Credit Facilities are used to finance our personal loans on a revolving basis and have a combined borrowing capacity of $500.0 million, with $285.5 million (with associated Commitment Termination Dates of October 2020 for $100.5 million and February 2022 for $185.0 million) of debt outstanding secured by $345.6 million of loans at fair value as of June 30, 2020. These Personal Loan Warehouse Credit Facilities have “Commitment Termination Dates” ranging from October 2020 to February 2022, at which point the Company’s ability to borrow additional funds ends, but outstanding borrowings do not become immediately due and payable. One Personal Loan Warehouse Credit Facility with a borrowing capacity of $250.0 million that had a Commitment Termination Date in June 2020 was fully repaid at that time and was terminated.

Under the respective agreements, if not amended, extended, or replaced, any outstanding debt on the Commitment Termination Dates would be repaid as an amortizing term loan (based on principal repayments of the financed personal loans) until the facility’s final maturity dates, ranging from March 2022 to February 2023. In addition, under the respective agreements, if there is any breach of delinquency measures and other maintenance provisions, any outstanding debt would be repaid as an amortizing term loan (based on principal repayments of the financed personal loans) until the facilities’ final maturity dates.

The Auto Loan Warehouse Credit Facility is a term loan used to finance auto refinance loans, which matures in June 2021. The amount borrowed under this Auto Loan Warehouse Credit Facility amortizes over time through regular principal and interest payments collected from the auto refinance loans that serve as collateral. As of June 30, 2020, the Auto Loan Warehouse Credit Facility has an outstanding debt balance of $9.0 million and is secured by $12.2 million of auto refinance loans at fair value.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Revolving Credit Facility

The Revolving Facility has a credit limit of $120.0 million, with $70.0 million of debt outstanding as of June 30, 2020, and expires in December 2020.

Repurchase Agreements

We have repurchase agreements (with scheduled repurchase dates between August 2020 and March 2028) with counterparties under which we may sell securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. As of June 30, 2020, we have an obligation of $115.6 million to repurchase securities with a fair value of $155.5 million, of which $49.7 million had contractual repurchase dates ranging from August 2020 to March 2028 and $65.9 million is subject to a repurchase date in August 2020 that has a daily rolling evergreen 45-day maturity structure. As of August 1, 2020 the maturity date is mid-September 2020.

Payable to Structured Program Note and Certificate Holders

To date, the Company has sponsored securitization transactions through master trusts consisting of $244.4 million in unsecured personal whole loans in aggregate. The trusts sold certificate participations and securities to third-party investors in an amount equal to approximately 95% of the loans for $228.7 million in net proceeds. The remaining certificate participations, securities, and residual interests were retained by the Company. The Company is the primary beneficiary of the trusts, which are consolidated. As of June 30, 2020 and December 31, 2019, the certificate participations and securities held by third-party investors of $193.0 million and $40.6 million are included in “Payable to Structured Program note and certificate holders at fair value” in the Condensed Consolidated Balance Sheets and were secured by loans held for investment and loans held for sale by the Company at fair value of $189.6 million and $40.3 million and restricted cash of $13.7 million and $2.9 million included in the Condensed Consolidated Balance Sheets, respectively.

See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements –Note 13. Debt” for further information.

The Personal Loan and Auto Loan Warehouse Credit Facilities, Revolving Facility and certain repurchase agreements have interest rates predominately based on LIBOR. The agreements generally include alternative rates to LIBOR. We plan to renew and/or amend the facilities and agreements before the end of 2021, when it has been announced by the United Kingdom’s Financial Conduct Authority that LIBOR is intended to be phased out. In all cases, we expect the alternate rates to be based on prevailing market convention for financing arrangements of an equivalent nature.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table sets forth certain cash flow information for the periods presented:

	Six Months Ended June 30,
Condensed Cash Flow Information:	2020	2019
Cash (used for) provided by loan operating activities	$(34,773)	$44,245
Cash (used for) provided by all other operating activities	(19,594)	1,956
Net cash (used for) provided by operating activities (1) (3)	$(54,367)	$46,201

Cash provided by loan investing activities (2)	$252,903	$330,885
Cash provided by all other investing activities	62,515	15,596
Net cash provided by investing activities	$315,418	$346,481

Cash used for note, certificate and secured borrowings financing (2)	$(250,010)	$(346,322)
Cash provided by (used for) issuance of securitization notes and residual certificates, credit facilities and securities sold under repurchase agreements	50,247	(179,940)
Cash used for all other financing activities	(75,671)	(9,731)
Net cash used for financing activities	$(275,434)	$(535,993)
Net decrease in cash, cash equivalents and restricted cash	$(14,383)	$(143,311)

(1)	Cash used for operating activities primarily includes the purchase and sale of loans held for sale by the Company.

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

(3)	Change in payable to investors was previously presented as cash flows from financing activities. Prior period amounts have been reclassified to conform to the current period presentation.

Operating Activities. Net cash (used for) provided by operating activities was $(54.4) million and $46.2 million during the first halves of 2020 and 2019, respectively. Net cash (used for) provided by operating activities primarily relates to proceeds from sales of loans held for sale offset by the purchase of loans held for sale. The timing of the purchases and sales of loans held for sale can vary between periods and can therefore impact the amount of cash provided by or used for operating activities. In periods where we accumulate loans held for sale that are sold in a subsequent period, cash flow from operating activities will be negatively affected.

Investing Activities. Net cash provided by investing activities was $315.4 million and $346.5 million during the first halves of 2020 and 2019, respectively. Net cash provided by loan investing activities was primarily driven by purchases of loans held for investment (under our retail program and issuance of notes) and principal receipts on those loans. Net cash provided by all other investing activities was primarily driven by purchases of securities available for sale and purchases of property, equipment and software, offset by proceeds from securities available for sale.

Financing Activities. Net cash used for financing activities was $(275.4) million and $(536.0) million during the first halves of 2020 and 2019, respectively. Net cash used for financing activities was primarily driven by principal payments on and retirements of notes and certificates and principal payments on our credit facilities, and a $50.2 million deemed dividend paid on preferred stock, offset by proceeds from our credit facilities, the issuance of notes and certificates, and proceeds from securities sold under repurchase agreements.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Capital Resources

Net capital expenditures were $19.6 million, or 11.9% of total net revenue, and $27.6 million, or 7.6% of total net revenue, for the first halves of 2020 and 2019, respectively. Capital expenditures generally consist of internally developed software, leasehold improvements and computer equipment. Capital expenditures in 2020 are expected to be approximately $29.0 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform. The current outlook reflects reduced engineering headcount levels and reduced development spend on growth initiatives for the year as part of the Company’s broader expense cutting actions.

Off-Balance Sheet Arrangements

At both June 30, 2020 and December 31, 2019, a total of $5.5 million in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026.

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

Contingencies

For a comprehensive discussion of contingencies as of June 30, 2020, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table summarizes our contractual obligations under our loan funding operation with WebBank and our long-term debt obligations related to our credit facilities and securities sold under repurchase agreements as of June 30, 2020, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations (1)	$142,987	$294,510	$—	$42,582	$480,079
Operating lease obligations (2)	17,792	29,774	22,147	62,734	132,447
WebBank loan purchase obligation	3,161	—	—	—	3,161
Total contractual obligations	$163,940	$324,284	$22,147	$105,316	$615,687

(1)
Amounts based on contractual maturity dates. The amount presented in the “More than 5 Years” column above represents the Company’s long-term debt obligations under certain repurchase agreements, which are paid down based on cash flows received from the underlying securities sold. The Company expects these long-term debt obligations to be satisfied within three years.

(2)	In the second quarter, the Company terminated one lease, reducing the operating lease obligations by $9.3 million.

For a discussion of the Company’s long-term debt obligations as of June 30, 2020, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt and Note 17. Leases.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first half of 2020, except as noted below.

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

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in market discount rates and servicing rates, interest rates and credit performance of loans. We are exposed to market risk directly through loans and securities held on our balance sheet, access to the securitization markets, investor demand for our loans, current and future debt under our credit facilities, and our servicing assets. We have experienced significant dislocation in the capital markets due to COVID-19. We significantly reduced the purchasing of loans for Structured Program transactions. See the “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Economic and Business Environment” section for additional information.

Market Rate Sensitivity

Market rate sensitivity refers to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates and servicing rates.

Loans Invested in by the Company. As of June 30, 2020 and December 31, 2019, we were exposed to market rate risk on $652.7 million and $766.0 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any realized or unrealized losses from market rate changes on loans invested in by the Company are recorded in earnings.

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

The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in discount rates as of June 30, 2020 and December 31, 2019:

	Loans Invested in by the Company
	June 30, 2020	December 31, 2019
Fair value	$652,650	$766,048
Discount rates
100 basis point increase	$(7,865)	$(9,806)
100 basis point decrease	$8,020	$10,014

LENDINGCLUB CORPORATION

Servicing Assets. As of June 30, 2020 and December 31, 2019, we were exposed to market servicing rate risk on $65.5 million and $89.7 million of servicing assets, respectively. Our selection of the most representative market servicing rates is inherently judgmental. The following table presents the impact to the fair value of servicing assets due to a hypothetical change in the weighted-average market servicing rate assumption as of June 30, 2020 and December 31, 2019:

	Servicing Assets
	June 30, 2020	December 31, 2019
Fair value	$65,515	$89,680
Weighted-average market servicing rate assumption	0.66%	0.66%
Change in fair value from:
Servicing rate increase by 10 basis points	$(9,174)	$(13,978)
Servicing rate decrease by 10 basis points	$9,175	$13,979

The following table presents the impact to the fair value of servicing assets due to a hypothetical change in the expected prepayment rates as of June 30, 2020 and December 31, 2019:

	Servicing Assets
	June 30, 2020	December 31, 2019
Fair value	$65,515	$89,680
Expected prepayment rates
10 percent increase	$(1,652)	$(2,962)
10 percent decrease	$1,652	$2,962

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

Loans Invested in by the Company. As of June 30, 2020 and December 31, 2019, we were exposed to interest rate risk on $652.7 million and $766.0 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. Any realized or unrealized losses from interest rate changes are recorded in earnings. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in interest rates as of June 30, 2020 and December 31, 2019:

	Loans Invested in by the Company
	June 30, 2020	December 31, 2019
Fair value	$652,650	$766,048
Interest rates
100 basis point increase	$(7,865)	$(9,806)
100 basis point decrease	$8,020	$10,014

Securities Available for Sale. As of June 30, 2020 and December 31, 2019, we were exposed to interest rate risk on $221.9 million and $270.9 million of securities available for sale, respectively, including $190.2 million and $220.1 million, respectively, of asset-backed securities related to Structured Program transactions and $31.7 million

LENDINGCLUB CORPORATION

and $50.8 million, respectively, of corporate debt, certificates of deposit, other asset-backed securities, commercial paper and other securities, respectively. To manage this risk, we limit and monitor maturities, credit ratings, performance of loans underlying Structured Program transactions and concentrations within the investment portfolio. Any unrealized gains or losses resulting from such interest rate changes would only be recorded in earnings if we sold the securities prior to maturity or if the securities were considered other-than-temporarily impaired.

The following table presents the impact to the fair value of securities available for sale due to a hypothetical change in interest rates as of June 30, 2020 and December 31, 2019:

	Securities Available for Sale
	June 30, 2020	December 31, 2019
Fair value	$221,930	$270,927
Interest rates
100 basis point increase	$(1,852)	$(2,313)
100 basis point decrease	$1,818	$2,301

Credit Facilities and Securities Sold Under Repurchase Agreements. As of June 30, 2020 and December 31, 2019, we were exposed to interest rate risk on $294.5 million and $387.3 million of funding under the Personal Loan and Auto Loan Warehouse Credit Facilities, $70.0 million and $60.0 million of funding under the Revolving Facility, and $115.6 million and $140.2 million of funding under our repurchase agreements, respectively. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding are generally tied to LIBOR.

The following table presents the impact to the annualized interest expense related to our credit facilities and securities sold under repurchase agreements due to a hypothetical change in the one-month LIBOR rate as of June 30, 2020 and December 31, 2019:

	Credit Facilities and Securities Sold Under Repurchase Agreements
	June 30, 2020	December 31, 2019
Carrying value	$480,079	$587,453
One-month LIBOR
100 basis point increase	$4,801	$5,875
100 basis point decrease	$(4,801)	$(5,875)

Cash and Cash Equivalents. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $338.4 million and $243.8 million, respectively. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper, which are short-term. Due to their short-term nature, we do not believe we have material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates.

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

Loans Invested in by the Company. As of June 30, 2020 and December 31, 2019, we were exposed to credit performance risk on $652.7 million and $766.0 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in credit loss rates as of June 30, 2020 and December 31, 2019:

	Loans Invested in by the Company
	June 30, 2020	December 31, 2019
Fair value	$652,650	$766,048
Credit loss rates
10 percent increase	$(10,718)	$(9,558)
10 percent decrease	$10,540	$9,469

Asset-backed Securities Related to Structured Program Transactions. As of June 30, 2020 and December 31, 2019, we were exposed to credit performance risk on $190.2 million and $220.1 million of asset-backed securities related to Structured Program transactions, respectively, including securities pledged as collateral. The following table presents the impact to the fair value of asset-backed securities related to Structured Program transactions due to a hypothetical change in credit loss rates as of June 30, 2020 and December 31, 2019:

	Asset-backed Securities Related to Structured Program Transactions
	June 30, 2020	December 31, 2019
Fair value	$190,206	$220,135
Credit loss rates
10 percent increase	$(4,703)	$(4,326)
10 percent decrease	$4,625	$4,285

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2020, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the

LENDINGCLUB CORPORATION

SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to COVID-19. We are monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

LENDINGCLUB CORPORATION

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of COVID-19 Employment Letter Agreement	8-K	001-36771	10.1	April 21, 2020
10.2	Amendment to Amended and Restated Warehouse Agreement dated August 3, 2020					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document‡					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

‡	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	August 5, 2020	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	August 5, 2020	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer